Form 10-Q
period 2017-06-30
OCWEN FINANCIAL CORP
filed 2017-08-03
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 28, 2017: 130,859,058 shares

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

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs, including our ability to successfully execute on our cost improvement initiative;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	our dependence on New Residential Investment Corp. (NRZ) for a substantial portion of our advance funding for non-agency mortgage servicing rights;

•	our ability to timely transfer mortgage servicing rights under our July 2017 agreements with NRZ and our ability to maintain our long-term relationship with NRZ under these new arrangements;

•	the loss of the services of our senior managers;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•
uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, the Government National Mortgage Association (Ginnie Mae), trustees and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;

•	our ability to comply with our servicing agreements, including our ability to comply with our agreements with GSEs and Ginnie Mae and maintain our seller/servicer and other statuses with them;

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

•	our reserves, valuations, provisions and anticipated realization on assets;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to realize anticipated future gains from future draws on existing loans in our reverse mortgage portfolio;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business, including our new business initiatives;

•	our ability to meet capital requirements established by regulators or counterparties;

•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments;

•	failure of our internal information technology and other security measures or breach of our privacy protections; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly and Current Reports on Form 10-Q and Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets
Cash	$251,472	$256,549
Mortgage servicing rights ($625,650 and $679,256 carried at fair value)	975,185	1,042,978
Advances, net	219,214	257,882
Match funded assets (related to variable interest entities (VIEs))	1,292,908	1,451,964
Loans held for sale ($239,490 and $284,632 carried at fair value)	260,959	314,006
Loans held for investment, at fair value	4,223,776	3,565,716
Receivables, net	252,797	265,720
Premises and equipment, net	56,409	62,744
Other assets ($18,037 and $20,007 carried at fair value) ($26,570 and $43,331 related to VIEs)	399,672	438,104
Total assets	$7,932,392	$7,655,663

Liabilities and Equity
Liabilities
HMBS-related borrowings, at fair value	$4,061,626	$3,433,781
Other financing liabilities ($441,007 and $477,707 carried at fair value)	533,806	579,031
Match funded liabilities (related to VIEs)	1,108,377	1,280,997
Other secured borrowings, net	643,860	678,543
Senior notes, net	347,063	346,789
Other liabilities ($11 and $1,550 carried at fair value)	657,413	681,239
Total liabilities	7,352,145	7,000,380

Commitments and Contingencies (Notes 18 and 19)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 124,778,548 and 123,988,160 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,248	1,240
Additional paid-in capital	529,188	527,001
Retained earnings	48,652	126,167
Accumulated other comprehensive loss, net of income taxes	(1,338)	(1,450)
Total Ocwen stockholders’ equity	577,750	652,958
Non-controlling interest in subsidiaries	2,497	2,325
Total equity	580,247	655,283
Total liabilities and equity	$7,932,392	$7,655,663

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Servicing and subservicing fees	$255,801	$307,262	$528,303	$604,758
Gain on loans held for sale, net	28,255	27,857	51,199	43,429
Other	27,244	37,935	53,662	55,624
Total revenue	311,300	373,054	633,164	703,811

Expenses
Compensation and benefits	90,411	98,422	182,212	194,671
Servicing and origination	64,516	89,987	132,423	185,679
Professional services	65,405	121,399	107,234	192,306
Technology and communications	24,254	32,709	51,601	59,578
Occupancy and equipment	16,480	20,708	34,229	45,453
Amortization of mortgage servicing rights	12,697	8,347	25,412	21,153
Other	6,717	13,446	23,752	14,835
Total expenses	280,480	385,018	556,863	713,675

Other income (expense)
Interest income	4,239	5,140	8,002	9,330
Interest expense	(81,128)	(91,033)	(165,190)	(197,122)
Gain on sale of mortgage servicing rights, net	1,033	853	1,320	2,028
Other, net	3,428	606	7,461	(2,895)
Total other expense, net	(72,428)	(84,434)	(148,407)	(188,659)

Loss before income taxes	(41,608)	(96,398)	(72,106)	(198,523)
Income tax expense (benefit)	2,828	(9,180)	4,953	(104)
Net loss	(44,436)	(87,218)	(77,059)	(198,419)
Net income attributable to non-controlling interests	(71)	(160)	(172)	(290)
Net loss attributable to Ocwen stockholders	$(44,507)	$(87,378)	$(77,231)	$(198,709)

Loss per share attributable to Ocwen stockholders
Basic	$(0.36)	$(0.71)	$(0.62)	$(1.60)
Diluted	$(0.36)	$(0.71)	$(0.62)	$(1.60)

Weighted average common shares outstanding
Basic	124,582,280	123,893,752	124,300,171	123,993,545
Diluted	124,582,280	123,893,752	124,300,171	123,993,545

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(44,436)	$(87,218)	$(77,059)	$(198,419)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	45	70	112	175
Other	—	(1)	—	(1)
Total other comprehensive income, net of income taxes	45	69	112	174

Comprehensive loss	(44,391)	(87,149)	(76,947)	(198,245)
Comprehensive income attributable to non-controlling interests	(71)	(160)	(172)	(290)
Comprehensive loss attributable to Ocwen stockholders	$(44,462)	$(87,309)	$(77,119)	$(198,535)

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2016	123,988,160	$1,240	$527,001	$126,167	$(1,450)	$2,325	$655,283
Net income (loss)	—	—	—	(77,231)	—	172	(77,059)
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-09	—	—	284	(284)	—	—	—
Equity-based compensation and other	790,388	8	1,903	—	—	—	1,911
Other comprehensive income, net of income taxes	—	—	—	—	112	—	112
Balance at June 30, 2017	124,778,548	$1,248	$529,188	$48,652	$(1,338)	$2,497	$580,247

Balance at December 31, 2015	124,774,516	$1,248	$526,148	$325,929	$(1,763)	$3,076	$854,638
Net income (loss)	—	—	—	(198,709)	—	290	(198,419)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	134,618	1	3,344	—	—	—	3,345
Capital distribution to non-controlling interest	—	—	—	—	—	(1,138)	(1,138)
Other comprehensive income, net of income taxes	—	—	—	—	174	—	174
Balance at June 30, 2016	123,986,954	$1,240	$524,053	$127,220	$(1,589)	$2,228	$653,152

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(77,059)	$(198,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage servicing rights	25,412	21,153
Loss on valuation of mortgage servicing rights, at fair value	51,959	59,104
Impairment of mortgage servicing rights	4,650	39,030
Gain on sale of mortgage servicing rights, net	(1,320)	(2,028)
Realized and unrealized (gains) losses on derivative financial instruments	(31)	2,080
Provision for bad debts	31,918	32,785
Depreciation	13,439	11,850
Amortization of debt issuance costs	1,334	6,498
Equity-based compensation expense	3,263	3,079
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(11,381)	(14,451)
Gain on loans held for sale, net	(29,512)	(35,794)
Origination and purchase of loans held for sale	(2,243,475)	(2,883,124)
Proceeds from sale and collections of loans held for sale	2,217,259	2,789,433
Changes in assets and liabilities:
Decrease in advances and match funded assets	226,742	215,525
Decrease in receivables and other assets, net	87,548	75,208
(Decrease) increase in other liabilities	(28,053)	40,955
Other, net	8,043	9,285
Net cash provided by operating activities	280,736	172,169

Cash flows from investing activities
Origination of loans held for investment	(698,473)	(675,665)
Principal payments received on loans held for investment	192,569	238,838
Purchase of mortgage servicing rights	(1,657)	(12,432)
Proceeds from sale of mortgage servicing rights	1,464	15,122
Proceeds from sale of advances	3,719	66,651
Issuance of automotive dealer financing notes	(85,076)	—
Collections of automotive dealer financing notes	76,264	—
Additions to premises and equipment	(7,243)	(17,312)
Other	2,277	8,179
Net cash used in investing activities	(516,156)	(376,619)

Cash flows from financing activities
Repayment of match funded liabilities, net	(172,620)	(152,668)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	4,216,466	4,173,609
Repayments of mortgage loan warehouse facilities and other secured borrowings	(4,475,642)	(4,368,903)
Payment of debt issuance costs	(841)	(2,242)
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	664,453	522,981
Repurchase of common stock	—	(5,890)
Other	(1,473)	(794)
Net cash provided by financing activities	230,343	166,093

Net decrease in cash	(5,077)	(38,357)
Cash at beginning of year	256,549	257,272
Cash at end of period	$251,472	$218,915

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
We had a total of approximately 8,900 employees at June 30, 2017 of which approximately 5,700 were located in India and approximately 800 were based in the Philippines. Our operations in India and the Philippines provide internal support services, principally to our loan servicing business as well as to our corporate functions. Of our foreign-based employees, nearly 80% were engaged in supporting our loan servicing operations as of June 30, 2017.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to successfully operate our business.
We have incurred a net loss for the six months ended June 30, 2017, which follows losses in each of the last three fiscal years. While these losses have eroded stockholders’ equity and weakened our financial condition, it is important to note that we generated positive operating cash flow in each of these periods. We expect our cash position to strengthen in fiscal 2017 as a result of proceeds we expect to receive in connection with our recent agreements with New Residential Investment Corp. (NRZ), which are discussed in additional detail in Note 4 — Sales of Advances and MSRs. In order to drive stronger financial performance, we are focused on reducing expenses by improving our operating effectiveness relative to the size of our business, improving our lending business and returning to more normalized relationships with our regulators.
Our business continues to be impacted by regulatory actions, regulatory settlements and the current regulatory environment. We have faced, and expect to continue to face, heightened regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. Since April 20, 2017, the CFPB, two state attorneys general and thirty state mortgage and banking regulatory agencies have taken regulatory action against us alleging various deficiencies in our compliance with laws, regulations and licensing requirements. The consequences of these regulatory actions have included one rating agency downgrading our long-term corporate debt, several rating agencies putting our servicer ratings on watch and Ginnie Mae sending us a notice of violation that includes a forbearance on exercising rights until October 26, 2017. Our business, operating results and financial condition have been significantly impacted in recent periods by legal and other fees and settlement payments related to litigation and regulatory matters, including the costs of third-party monitoring firms under our regulatory settlements. Should the number or scope of regulatory actions against us increase or expand or should reasonable resolutions not be reached, our business, reputation, financial condition, liquidity and results of operations could be adversely affected. See Note 8 – Mortgage Servicing, Note 11 – Borrowings, Note 17 – Regulatory Requirements and Note 19 – Contingencies for further information.
With regard to the current maturities of our borrowings, as of June 30, 2017, we have approximately $928.7 million of debt outstanding under facilities coming due in the next 12 months, including scheduled payments under our Senior Secured Term Loan (SSTL), certain notes under our servicing advance match funded facilities and our mortgage loan warehouse facilities. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. Provisions of this type are commonly found in debt agreements such as ours. Certain of these provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. If a lender were to allege an event of default, whether as a result of recent events or otherwise, and we are unable to avoid, remedy or secure a waiver, we could be subject to adverse action by our lenders, including acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies, any of which could have a material adverse impact on us. In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. See Note 11 – Borrowings and Note 17 – Regulatory Requirements for additional information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Certain amounts in the unaudited consolidated statement of cash flows for the six months ended June 30, 2016 have been reclassified to conform to the current year presentation as follows:

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
Certain amounts in the unaudited consolidated balance sheet at December 31, 2016 have been reclassified to conform to the current year presentation as follows:

•	Within the total assets section, we reclassified Deferred tax assets, net to Other assets.

•	Within the total liabilities section, we reclassified HMBS-related borrowings from Financing liabilities to a new separate line item.
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
Compensation: Stock Compensation (ASU 2017-09)
In May 2017, the FASB issued ASU 2017-09 to provide clarity and reduce both diversity in practice as well as cost and complexity when applying the modification accounting guidance in FASB ASC Topic 718, Compensation -- Stock Compensation, to a change to the terms or conditions of a share-based payment award. This standard will be effective for us on January 1, 2018. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.

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
Securitizations of Residential Mortgage Loans
We securitize forward and reverse residential mortgage loans involving the GSEs and Ginnie Mae and loans insured by the FHA or VA. We retain the right to service these loans and receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations. We also sell newly originated forward and reverse residential mortgage loans to unaffiliated third parties with servicing rights released.
Transfers of Forward Loans
We sell or securitize forward loans that we originate or that we purchase from third parties, generally in the form of mortgage-backed securities guaranteed by the GSEs or Ginnie Mae. Securitization usually occurs within 30 days of loan closing or purchase. To the extent we retain the servicing rights associated with the transferred loans, we receive a servicing fee for services provided. We act only as a fiduciary and do not have a variable interest in the securitization trusts. As a result, we account for these transactions as sales upon transfer.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Proceeds received from securitizations	$1,022,152	$1,357,206	$2,024,149	$2,366,470
Servicing fees collected	9,843	3,549	19,950	6,673
Purchases of previously transferred assets, net of claims reimbursed	(1,737)	(766)	(2,724)	(779)
	$1,030,258	$1,359,989	$2,041,375	$2,372,364
In connection with these transfers, we retained MSRs of $6.9 million and $15.0 million, and $9.5 million and $16.7 million, during the three and six months ended June 30, 2017 and 2016, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at the dates indicated:

	June 30, 2017	December 31, 2016
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$101,854	$94,492
Mortgage servicing rights, at fair value	227	233
Advances and match funded advances	52,021	37,336
UPB of loans transferred	11,588,074	10,485,697
Maximum exposure to loss	$11,742,176	$10,617,758

At June 30, 2017 and December 31, 2016, 6.8% and 7.6%, respectively, of the transferred residential loans that we service were 60 days or more past due.
Transfers of Reverse Mortgages
We are an approved issuer of Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. We originate Home Equity Conversion Mortgages (HECM, or reverse mortgages) that are insured by the FHA. We pool the loans into HMBS that we sell into the secondary market with servicing rights retained or we sell the loans to third parties with servicing rights released. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as financings. Under this accounting treatment, the HECM loans are classified as Loans held for investment - Reverse mortgages, at fair value, on our unaudited consolidated balance sheets. We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) in Financing liabilities and recognize no gain or loss on the transfer. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
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
At June 30, 2017 and December 31, 2016, HMBS-related borrowings of $4.1 billion and $3.4 billion were outstanding. Loans held for investment, at fair value were $4.2 billion and $3.6 billion at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, Loans held for investment included $99.1 million and $81.3 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 3 – Fair Value and Note 11 – Borrowings for additional information on HMBS-related borrowings and Loans held for investment - Reverse mortgages.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		June 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$239,490	$239,490	$284,632	$284,632
Loans held for sale, at lower of cost or fair value (b)	3	21,469	21,469	29,374	29,374
Total Loans held for sale		$260,959	$260,959	$314,006	$314,006

Loans held for investment (a)	3	$4,223,776	$4,223,776	$3,565,716	$3,565,716
Advances (including match funded) (c)	3	1,478,255	1,478,255	1,709,846	1,709,846
Automotive dealer financing notes (including match funded) (c)	3	33,867	33,527	33,224	33,147
Receivables, net (c)	3	252,797	252,797	265,720	265,720
Mortgage-backed securities, at fair value (a)	3	8,986	8,986	8,342	8,342
U.S. Treasury notes (a)	1	2,076	2,076	2,078	2,078

Financial liabilities:
Match funded liabilities (c)	3	$1,108,377	$1,103,202	$1,280,997	$1,275,059
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$4,061,626	$4,061,626	$3,433,781	$3,433,781
Financing liability - MSRs pledged, at fair value (a)	3	441,007	441,007	477,707	477,707
Other (c)	3	92,799	73,154	101,324	81,805
Total Financing liabilities		$4,595,432	$4,575,787	$4,012,812	$3,993,293
Other secured borrowings:
Senior secured term loan (c) (d)	2	$316,739	$326,625	$323,514	$327,674
Other (c)	3	327,121	327,121	355,029	355,029
Total Other secured borrowings		$643,860	$653,746	$678,543	$682,703

		June 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes:
Senior unsecured notes (c) (d)	2	$3,100	$2,948	$3,094	$3,048
Senior secured notes (c) (d)	2	343,963	332,136	$343,695	352,255
Total Senior notes		$347,063	$335,084	$346,789	$355,303

Derivative financial instruments assets (liabilities), at fair value (a):
Interest rate lock commitments	2	$5,352	$5,352	$6,507	$6,507
Forward mortgage-backed securities	1	1,752	1,752	(614)	(614)
Interest rate caps	3	1,937	1,937	1,836	1,836

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$625,650	$625,650	$679,256	$679,256
Mortgage servicing rights, at amortized cost (c) (e)	3	349,535	440,311	363,722	467,911
Total Mortgage servicing rights		$975,185	$1,065,961	$1,042,978	$1,147,167

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
Balances include the impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis and reported net of the valuation allowance. Before applying the valuation allowance of $32.8 million, the carrying value of the impaired stratum at June 30, 2017 was $168.3 million. At December 31, 2016, the carrying value of this stratum was $172.9 million before applying the valuation allowance of $28.2 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended June 30, 2017
Beginning balance	$3,916,387	$(3,739,265)	$8,658	$(459,187)	$2,262	$651,987	$380,842
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	351,392	(357,704)	—	—	—	(711)	(7,023)
Sales	—	—	—	—	—	(2)	(2)
Transfers to Real estate (Other assets)	(1,423)	—	—	—	—	—	(1,423)
Settlements (1)	(112,279)	101,132	—	16,194	(42)	—	5,005
	237,690	(256,572)	—	16,194	(42)	(713)	(3,443)
Total realized and unrealized gains and (losses) (2):
Included in earnings	69,699	(65,789)	328	1,986	(283)	(25,624)	(19,683)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$4,223,776	$(4,061,626)	$8,986	$(441,007)	$1,937	$625,650	$357,716

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended June 30, 2016
Beginning balance	$2,771,242	$(2,648,100)	$8,386	$(523,503)	$570	$732,174	$340,769
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	144	—	144
Issuances	371,607	(289,807)	—	—	—	(1,694)	80,106
Sales	—	—	—	—	—	(1)	(1)
Settlements (1)	(151,600)	59,223	—	28,377	—	—	(64,000)
	220,007	(230,584)	—	28,377	144	(1,695)	16,249
Total realized and unrealized gains and (losses):
Included in earnings	66,315	(57,244)	677	—	(514)	(29,811)	(20,577)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,057,564	$(2,935,928)	$9,063	$(495,126)	$200	$700,668	$336,441

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Six months ended June 30, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256	$343,662
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issuances	698,473	(664,453)	—	—	—	(1,417)	32,603
Sales	—	—	—	—	—	(230)	(230)
Transfers to Real estate (Other assets)	(1,423)	—	—	—	—	—	(1,423)
Settlements	(192,569)	176,231	—	33,193	(42)	—	16,813
	504,481	(488,222)	—	33,193	(42)	(1,647)	47,763
Total realized and unrealized gains and (losses): (2)
Included in earnings	153,579	(139,623)	644	3,507	143	(51,959)	(33,709)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending Balance	$4,223,776	$(4,061,626)	$8,986	$(441,007)	$1,937	$625,650	$357,716

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged (1)	Derivatives	MSRs	Total
Six months ended June 30, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	144	—	144
Issuances	675,665	(522,981)	—	—	—	(1,275)	151,409
Sales	—	—	—	—	—	(143)	(143)
Settlements	(238,838)	98,876	—	46,578	(81)	—	(93,465)
	436,827	(424,105)	—	46,578	63	(1,418)	57,945
Total realized and unrealized gains and (losses) (2):
Included in earnings	132,484	(120,461)	1,078	—	(1,905)	(59,104)	(47,908)
	132,484	(120,461)	1,078	—	(1,905)	(59,104)	(47,908)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,057,564	$(2,935,928)	$9,063	$(495,126)	$200	$700,668	$336,441

(1)	Settlements for Loans held for investment - reverse mortgages consist chiefly of principal payments received, but also may include non-cash settlements of loans.

(2)
Total gains (losses) attributable to derivative financial instruments still held at June 30, 2017 and June 30, 2016 were $0.2 million and $(2.0) million for the six months ended June 30, 2017 and 2016, respectively. Total losses attributable to MSRs still held at June 30, 2017 and June 30, 2016 were $51.5 million and $58.5 million for the six months ended June 30, 2017 and 2016, respectively.

The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis and those disclosed, but not carried, at fair value are described below.
Loans Held for Sale
We originate and purchase residential mortgage loans that we intend to sell. We also own residential mortgage loans that are not eligible to be sold to the GSEs due to delinquency or other factors. Residential forward and reverse mortgage loans that we intend to sell are carried at fair value as a result of a fair value election. Such loans are subject to changes in fair value due to fluctuations in interest rates from the closing date through the date of the sale of the loan into the secondary market. These loans are classified within Level 2 of the valuation hierarchy because the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conventional and government-insured mortgage loans are typically sold.
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
The more significant assumptions included in the valuations consisted of the following at the dates indicated:

	June 30, 2017	December 31, 2016
Life in years
Range	5.4 to 8.2	5.5 to 8.7
Weighted average	5.9	6.1
Conditional repayment rate
Range	5.3% to 53.8%	5.2% to 53.8%
Weighted average	21.3%	20.9%
Discount rate	3.2%	3.3%
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

The more significant assumptions used in the valuations consisted of the following at the dates indicated:

	June 30, 2017	December 31, 2016
Weighted average prepayment speed	9.0%	8.9%
Weighted average delinquency rate	10.5%	11.1%
Advance financing cost	5-year swap	5-year swap
Interest rate for computing float earnings	5-year swap	5-year swap
Weighted average discount rate	9.1%	8.9%
Weighted average cost to service (in dollars)	$107	$108
We perform an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata. Our strata are defined as conventional and government-insured.
Fair Value MSRs
MSRs carried at fair value are classified within Level 3 of the valuation hierarchy. The fair value is equal to the mid-point of the range of prices provided by third-party valuation experts, without adjustment, except in the event we have a potential or completed Ocwen sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is disclosed at the estimated sale price. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and presumably are contemplated along with other market-based transactions in their model validation.
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
The primary assumptions used in the valuations consisted of the following at the dates indicated:

	June 30, 2017		December 31, 2016
	Agency	Non Agency	Agency	Non Agency
Weighted average prepayment speed	8.5%	16.4%	8.4%	16.5%
Weighted average delinquency rate	0.7%	29.2%	1.0%	29.3%
Advance financing cost	5-year swap	1-Month LIBOR (1ML) plus 3.5%	5-year swap	1-Month LIBOR (1ML) plus 3.5%
Interest rate for computing float earnings	5-year swap	1ML	5-year swap	1ML
Weighted average discount rate	9.0%	12.8%	9.0%	14.9%
Weighted average cost to service (in dollars)	$63	$313	$64	$307
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

	June 30, 2017	December 31, 2016
Weighted average life in months	2.7	2.7
Average note rate	8.3%	8.3%
Discount rate	10.0%	10.0%
Loan loss rate	21.9%	11.3%
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

The more significant assumptions used in the valuations consisted of the following at the dates indicated:

	June 30, 2017	December 31, 2016
Life in years
Range	4.4 to 8.2	4.5 to 8.7
Weighted average	5.0	5.1
Conditional repayment rate
Range	5.3% to 53.8%	5.2% to 53.8%
Weighted average	21.3%	20.9%
Discount rate	2.6%	2.7%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged
We periodically sell the right to receive servicing fees, excluding ancillary income (other than net income on custodial and escrow accounts), relating to certain of our MSRs (Rights to MSRs) and the related servicing advances. Because we have retained legal title to the MSRs, the sales of Rights to MSRs are accounted for as financings. We initially establish the value of the Financing Liability - MSRs Pledged based on the price at which the Rights to MSRs are sold. Thereafter, the carrying value of the Financing Liability - MSRs pledged is adjusted to fair value at each reporting date. Fair value is determined using the mid-point of the range of prices provided by third-party valuation experts. Since we have elected fair value for our portfolio of non-Agency MSRs, future fair value changes in the Financing Liability - MSRs Pledged will be largely offset by changes in the fair value of the related MSRs.
The more significant assumptions used in determination of the prices of the underlying MSRs consisted of the following at the dates indicated:

	June 30, 2017	December 31, 2016
Weighted average prepayment speed	16.8%	17.0%
Weighted average delinquency rate	29.6%	29.8%
Advance financing cost	1ML plus 3.5%	1ML plus 3.5%
Interest rate for computing float earnings	1ML	1ML
Weighted average discount rate	13.6%	14.9%
Weighted average cost to service (in dollars)	$319	$313
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
During the six months ended June 30, 2017 and 2016, we sold MSRs relating to Agency and non-Agency loans with a UPB of $134.7 million and $214.4 million, respectively.
In 2012 and 2013, we sold Rights to MSRs with respect to certain non-Agency MSRs and the related servicing advances to Home Loan Servicing Solutions, Ltd. (HLSS), an indirect wholly-owned subsidiary of NRZ. We refer to the sale of Rights to MSRs and the related servicing advances as the NRZ/HLSS Transactions. As of June 30, 2017, these Rights to MSRs relate to approximately $109.6 billion in UPB of our non-Agency MSRs. At June 30, 2017, NRZ had outstanding advances of approximately $3.4 billion in connection with the Rights to MSRs.
On July 23, 2017, we executed on our previously announced agreement in principle with NRZ to convert NRZ’s existing Rights to MSRs to fully-owned MSRs. We entered into a master agreement (Master Agreement), a transfer agreement (Transfer Agreement) and a subservicing agreement (Subservicing Agreement) pursuant to which the parties agreed to undertake certain actions to facilitate the transfer of the MSRs underlying the Rights to MSRs to NRZ and under which Ocwen will subservice the MSRs for an initial term of five years (Initial Term). Upon obtaining the required third party consents, and upon transfer of the MSRs, NRZ will pay a lump sum restructuring fee to us, with the amount determined in accordance with the Master Agreement as of each transfer date. In the event third party consents are not received by July 23, 2018, or earlier if mutually agreed, any non-transferred MSRs may (i) become subject to a new mortgage servicing rights agreement to be negotiated between Ocwen and NRZ, (ii) be acquired by Ocwen or, if Ocwen does not desire or is otherwise unable to purchase, sold to a third party in accordance with the terms of the Master Agreement, or (iii) remain subject to the terms of the existing 2012 and 2013 agreements.
Under the terms of the Subservicing Agreement, in addition to a base servicing fee, Ocwen will continue to receive ancillary income, which primarily includes late fees, HAMP or other loan modification fees and Speedpay fees, but does not include float earnings or REO referral commissions. NRZ will receive all deferred servicing fees related to delinquent borrower payments.
At any time during the Initial Term, NRZ may terminate the Subservicing Agreement for convenience, subject to Ocwen’s right to receive a termination fee and proper notice. Following the Initial Term, NRZ may extend the term of the Subservicing Agreement for additional three-month periods by providing proper notice. Following the Initial Term, the Subservicing Agreement can be cancelled by Ocwen on an annual basis. NRZ and Ocwen have the ability to terminate the Subservicing Agreement for cause if certain conditions specified in the Subservicing Agreement occur.
Until such time as the MSRs are transferred to NRZ, the terms of the existing 2012 and 2013 agreements will remain in force. Under these agreements, the servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between NRZ and us. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and cost of financing those advances. In addition, under the July 2017 agreements, NRZ has agreed to a standstill through January 23, 2019, subject to limited exceptions, on exercising rights it would otherwise have under the existing 2012 and 2013 agreements to replace Ocwen as servicer of certain MSRs in the event of a termination event with respect to an affected servicing agreement underlying the MSRs resulting from a servicer rating downgrade.
The Rights to MSRs transactions are accounted for as financings. Upon transfer of the MSRs to NRZ in accordance with the July 2017 agreements (which would follow receipt of the necessary third-party consents), we will determine whether the requirements for sale accounting have been met. Until derecognition, we will continue to recognize the MSRs and related financing liability on our consolidated balance sheet as well as the full amount of servicing revenue and changes in the fair value of the MSRs in our consolidated statements of operations.
Note 5 – Loans Held for Sale
Loans Held for Sale - Fair Value
The following table summarizes the activity in the balance:

Six months ended June 30,	2017	2016
Beginning balance	$284,632	$309,054
Originations and purchases	1,547,169	1,924,514
Proceeds from sales	(1,603,889)	(1,910,019)
Principal collections	(2,062)	(8,877)
Transfers from loans held for sale at lower of cost or fair value	—	1,158
Gain on sale of loans	9,396	16,009
Increase in fair value of loans	3,838	4,266
Other	406	3,582
Ending balance (1)	$239,490	$339,687

(1)	At June 30, 2017 and 2016, the balances include $8.7 million and $16.2 million, respectively, of fair value adjustments.
At June 30, 2017, loans held for sale, at fair value with a UPB of $229.6 million were pledged as collateral to warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
The following table summarizes the activity in the net balance:

Six months ended June 30,	2017	2016
Beginning balance	$29,374	$104,992
Purchases	696,306	958,610
Proceeds from sales	(607,181)	(856,426)
Principal collections	(4,127)	(14,109)
Transfers to accounts receivable	(96,918)	(137,605)
Transfers to real estate owned	(435)	(5,958)
Gain (loss) on sale of loans	(2,434)	12,962
Decrease (increase) in valuation allowance	3,573	(1,275)
Other	3,311	912
Ending balance (1)	$21,469	$62,103

(1)
At June 30, 2017 and 2016, the balances include $16.0 million and $45.5 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

The changes in the valuation allowance are as follows:

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Beginning balance	$5,635	$17,993	$10,064	$14,658
Provision	490	(434)	854	2,163
Transfer from liability for indemnification obligations	632	675	887	1,705
Sales of loans	(600)	(2,249)	(5,646)	(2,249)
Other	334	(52)	332	(344)
Ending balance	$6,491	$15,933	$6,491	$15,933
At June 30, 2017, Loans held for sale, at lower of cost or fair value, with a UPB of $8.1 million were pledged as collateral to a warehouse line of credit in our Servicing segment.
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net:

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
MSRs retained on transfers of forward loans	$6,906	$9,002	$15,032	$15,486
Fair value gains related to transfers of reverse mortgage loans, net	14,049	7,279	21,687	7,635
Gain on sale of repurchased Ginnie Mae loans	4,753	7,952	3,756	12,962
Other gains (losses) related to loans held for sale, net	10,759	(5,147)	12,904	942
Gain on sales of loans, net	36,467	19,086	53,379	37,025
Change in fair value of IRLCs	(2,487)	(794)	(1,428)	6,672
Change in fair value of loans held for sale	(1,854)	18,191	5,813	21,713
Loss on economic hedge instruments	(3,670)	(8,425)	(6,184)	(21,626)
Other	(201)	(201)	(381)	(355)
	$28,255	$27,857	$51,199	$43,429
Note 6 – Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	June 30, 2017	December 31, 2016
Principal and interest	$21,512	$31,334
Taxes and insurance	142,361	170,131
Foreclosures, bankruptcy and other	75,669	94,369
	239,542	295,834
Allowance for losses	(20,328)	(37,952)
	$219,214	$257,882
Advances at June 30, 2017 and December 31, 2016 include $23.0 million and $29.0 million, respectively, of previously sold advances in connection with sales of loans that did not qualify for sale accounting.

The following table summarizes the activity in net advances:

Six months ended June 30,	2017	2016
Beginning balance	$257,882	$444,298
Sales of advances	(74)	(24,053)
Collections of advances, charge-offs and other, net	(56,218)	(93,477)
Decrease in allowance for losses	17,624	2,460
Ending balance	$219,214	$329,228
The changes in the allowance for losses are as follows:

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Beginning balance	$35,844	$42,523	$37,952	$41,901
Provision	(123)	3,963	3,298	7,446
Charge-offs, net and other	(15,393)	(7,045)	(20,922)	(9,906)
Ending balance	$20,328	$39,441	$20,328	$39,441
Note 7 – Match Funded Assets
Match funded assets are comprised of the following at the dates indicated:

	June 30, 2017	December 31, 2016
Advances:
Principal and interest	$593,630	$711,272
Taxes and insurance	468,102	530,946
Foreclosures, bankruptcy, real estate and other	197,309	209,746
	1,259,041	1,451,964
Automotive dealer financing notes (1)	33,867	—
	$1,292,908	$1,451,964

(1)	On February 24, 2017 and on March 17, 2017, we entered into loan agreements under a new automotive dealer loan financing facility to which these notes are pledged.
The following table summarizes the activity in match funded assets:

Six months ended June 30,	2017		2016
	Advances	Automotive Dealer Financing Notes	Advances
Beginning balance	$1,451,964	$—	$1,706,768
Transfer from Other assets	—	25,180	—
Sales	(691)	—	—
New advances/notes (Collections of pledged assets), net	(192,232)	8,687	(92,321)
Ending balance	$1,259,041	$33,867	$1,614,447

Note 8 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following table summarizes changes in the net carrying value of servicing assets that we account for using the amortization method:

Six months ended June 30,	2017	2016
Beginning balance	$363,722	$377,379
Additions recognized in connection with asset acquisitions	1,657	12,432
Additions recognized on the sale of mortgage loans	15,032	16,668
Sales	(1,066)	178
Servicing transfers and adjustments	252	—
	379,597	406,657
Amortization	(25,412)	(21,153)
Increase in impairment valuation allowance (1)	(4,650)	(39,030)
Ending balance	$349,535	$346,474

Estimated fair value at end of period	$440,311	$367,951

(1)
Impairment of MSRs is recognized in Servicing and origination expense in the unaudited consolidated statements of operations. See Note 3 – Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method
The following table summarizes changes in the fair value of servicing assets that we account for at fair value on a recurring basis:

Six months ended June 30,	2017			2016
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$13,357	$665,899	$679,256	$15,071	$746,119	$761,190
Sales	—	(230)	(230)	—	(143)	(143)
Servicing transfers and adjustments	—	(1,417)	(1,417)	—	(1,275)	(1,275)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	36	—	36	(5,033)	—	(5,033)
Realization of expected future cash flows and other changes	(950)	(51,045)	(51,995)	(855)	(53,216)	(54,071)
Ending balance	$12,443	$613,207	$625,650	$9,183	$691,485	$700,668

(1)	Changes in fair value are recognized in Servicing and origination expense in the unaudited consolidated statements of operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of June 30, 2017 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(62,510)	$(126,738)
Discount rate (option-adjusted spread)	(14,082)	(25,421)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at June 30, 2017 are increased prepayment speeds and a decrease in the yield assumption.

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

	Residential	Commercial	Total
UPB at June 30, 2017
Servicing	$81,319,908	$—	$81,319,908
Subservicing	3,869,084	53,127	3,922,211
NRZ (1)	109,609,432	—	109,609,432
	$194,798,424	$53,127	$194,851,551
UPB at December 31, 2016
Servicing	$86,049,298	$—	$86,049,298
Subservicing	4,330,084	92,933	4,423,017
NRZ (1)	118,712,748	—	118,712,748
	$209,092,130	$92,933	$209,185,063
UPB at June 30, 2016
Servicing	$95,101,820	$—	$95,101,820
Subservicing	6,086,568	144,639	6,231,207
NRZ (1)	128,087,613	—	128,087,613
	$229,276,001	$144,639	$229,420,640

(1)	UPB of loans serviced for which the Rights to MSRs have been sold to NRZ.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.0 billion, $1.4 billion and $1.6 billion at June 30, 2017, December 31, 2016 and June 30, 2016, respectively. Commercial assets consist of large-balance foreclosed real estate.
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
From time to time, rating agencies will assign an outlook (or a ratings watch) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” S&P’s servicer ratings outlook for Ocwen is stable in general and its outlook for master servicing is positive. Fitch Ratings changed the servicer ratings Outlook to Negative from Stable on April 25, 2017. Moody’s placed the servicer ratings on Review for Downgrade on April 24, 2017. Morningstar changed its forecast to On Alert from Positive on April 25, 2017. None of these three ratings has subsequently changed since these actions.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. Of 3,709 non-Agency servicing agreements, 718 with approximately $31.9 billion of UPB as of June 30, 2017 have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in 174 of these non-Agency servicing agreements. This represents approximately $10.1 billion in UPB as of June 30, 2017, or approximately 7.0% of our total non-Agency servicing portfolio.
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

Servicing Revenue
The following table presents the components of servicing and subservicing fees:

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Loan servicing and subservicing fees:
Servicing	$66,018	$77,083	$134,640	$155,581
Subservicing	1,964	3,197	4,118	8,447
NRZ	143,612	160,518	290,923	322,647
	211,594	240,798	429,681	486,675
Late charges	15,610	17,474	32,394	36,076
Home Affordable Modification Program (HAMP) fees	10,506	33,493	31,489	56,111
Loan collection fees	5,936	6,985	12,255	14,114
Other	12,155	8,512	22,484	11,782
	$255,801	$307,262	$528,303	$604,758
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers), are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.2 billion and $2.7 billion at June 30, 2017 and June 30, 2016, respectively.
Note 9 – Receivables

	June 30, 2017	December 31, 2016
Servicing:
Government-insured loan claims, net (1)	$120,494	$133,063
Reimbursable expenses	33,555	29,358
Due from custodial accounts	29,433	44,761
Due from NRZ	24,786	21,837
Other	16,898	27,086
	225,166	256,105
Income taxes receivable	39,343	61,932
Other receivables (2)	55,440	21,125
	319,949	339,162
Allowance for losses (1)	(67,152)	(73,442)
	$252,797	$265,720

(1)
At June 30, 2017 and December 31, 2016, the allowance for losses related entirely to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at June 30, 2017 and December 31, 2016 were $46.6 million and $53.3 million, respectively.

(2)
At June 30, 2017, the balance includes $22.9 million in connection with the recovery of prior legal settlement expenses and $14.0 million for insurance recovery in connection with accrued legal fees and settlements outstanding at June 30, 2017.

Note 10 – Other Assets

	June 30, 2017	December 31, 2016
Contingent loan repurchase asset (1)	$246,348	$246,081
Prepaid expenses (2)	53,123	57,188
Debt service accounts	40,968	42,822
Derivatives, at fair value	9,051	9,279
Mortgage backed securities, at fair value	8,986	8,342
Prepaid lender fees, net	8,337	9,023
Prepaid income taxes	7,007	8,392
Interest-earning time deposits	5,689	6,454
Real estate	4,833	5,249
Automotive dealer financing notes, net	—	33,224
Other	15,330	12,050
	$399,672	$438,104

(1)
With respect to previously transferred Ginnie Mae mortgage loans for which we have the right or the obligation to repurchase under the applicable agreement, we re-recognize the loans in Other assets and a corresponding liability in Other liabilities.

(2)
In connection with the sale of Agency MSRs in 2015, we placed $52.9 million in escrow for the payment of representation, warranty and indemnification claims associated with the underlying loans. Prepaid expenses at June 30, 2017 and December 31, 2016 includes the remaining balance of $36.6 million and $34.9 million, respectively.

Automotive dealer financing notes represent short-term inventory-secured floor plan loans – provided to independent used car dealerships through our Automotive Capital Services (ACS) venture – that have not been pledged to our automotive dealer loan financing facility. These notes are net of an allowance of $9.6 million and $4.4 million at June 30, 2017 and December 31, 2016, respectively. Changes in the allowance are as follows:

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Beginning balance	$10,516	$78	$4,371	$27
Provision	(930)	86	5,215	137
Ending balance	$9,586	$164	$9,586	$164

Note 11 – Borrowings
Match Funded Liabilities

				June 30, 2017		December 31, 2016
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2014-VF3 (4)	Aug. 2047	Aug. 2017	$47,173	3.12%	$22,827	3.12%	$74,394
Advance Receivables Backed Notes - Series 2014-VF4 (4)	Aug. 2047	Aug. 2017	47,174	3.12	22,826	3.12	74,394
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Aug. 2047	Aug. 2017	47,174	3.12	22,826	3.12	74,394
Advance Receivables Backed Notes - Series 2015-T3 (5)	Nov. 2047	Nov. 2017	—	3.48	400,000	3.48	400,000
Advance Receivables Backed Notes - Series 2016-T1 (5)	Aug. 2048	Aug. 2018	—	2.77	265,000	2.77	265,000
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Total Ocwen Master Advance Receivables Trust (OMART)			141,521	3.14	968,479	3.14	1,123,182
Ocwen Servicer Advance Receivables Trust III (OSART III) - Advance Receivables Backed Notes, Series 2014-VF1 (6)	Dec. 2047	Dec. 2017	19,214	4.31%	55,786	4.03%	63,093
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (7)	Jun. 2048	Jun. 2018	49,434	4.14%	60,566	3.54%	94,722
			210,169	3.26%	1,084,831	3.21%	1,280,997

Automotive Dealer Loan Financing Facility:
Loan Series 2017-1	Feb. 2021	Feb. 2019	38,227	6.46%	11,773	—%	—
Loan Series 2017-2	Mar. 2021	Mar. 2019	38,227	6.23	11,773	—	—
Total Automotive Capital Asset Receivables Trust (ACART) (8)			76,454	6.34%	23,546	—%	—

			$286,623	3.32%	$1,108,377	3.21%	$1,280,997

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At June 30, 2017, none of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 1.22% and 0.77% at June 30, 2017 and December 31, 2016, respectively.

(4)
Effective June 30, 2017, we negotiated a reduction in the borrowing capacity of each series of variable rate notes from $140.0 million to $70.0 million. There is a ceiling of 75 basis points (bps) for 1ML in determining the interest rate for the notes. Rates on the individual notes are based on 1ML plus a margin of 185 to 545 bps.

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

(7)
The combined borrowing capacity of the Series 2015-VF1 Notes is $160.0 million. Rates on the individual notes are based on 1ML plus a margin of 240 to 480 bps. On June 8, 2017, we negotiated a renewal of this facility through June 7, 2018. As part of this renewal, we reduced the combined borrowing capacity of the Series 2015-VF1 Notes to $110.0 million with interest computed based on the lender’s cost of funds plus a margin of from 250 to 500 bps. There is a ceiling of 300 bps for 1ML in determining the interest rate for these variable rate notes.

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

Pursuant to our 2012 and 2013 agreements with NRZ, NRZ has assumed the obligation to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs, or NRZ/HLSS Transactions. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of June 30, 2017, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $109.6 billion in UPB and the associated outstanding servicing advances as of such date were approximately $3.4 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. On July 23, 2017, we entered into a series of new agreements with NRZ that provide for the conversion of NRZ’s existing Rights to MSRs to fully-owned MSRs. See Note 4 — Sales of Advances and MSRs for additional information.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ.
Financing Liabilities

Borrowings	Collateral	Interest Rate	Maturity	June 30, 2017	December 31, 2016
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 264 bps	(1)	$4,061,626	$3,433,781
Other Financing Liabilities:
Financing liability – MSRs pledged, at fair value	MSRs	(2)	(2)	441,007	477,707
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (3)	MSRs	(3)	Feb. 2028	76,877	81,131
Financing liability – Advances pledged (4)	Advances on loans	(4)	(4)	15,922	20,193
				533,806	579,031
				$4,595,432	$4,012,812

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

(2)
This financing liability arose in connection with the NRZ/HLSS Transactions and has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

(3)
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

(4)	Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity.

Other Secured Borrowings

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity (1)	June 30, 2017	December 31, 2016
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$326,626	$335,000
Mortgage loan warehouse facilities:
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Sep. 2017	42,100	7,900	12,370
Master repurchase agreements (4)	LHFS	1ML + 200 bps; 1ML floor of 0.0%	Feb. 2018	33,766	66,234	173,543
Participation agreements (5)	LHFS	N/A	Apr. 2018 (5)	—	151,498	92,739
Participation agreements (6)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 300 or 350 bps	Aug. 2017	—	39,570	26,254
Master repurchase agreement (7)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 25 bps	Jan. 2018	38,081	61,919	50,123
				113,947	327,121	355,029

				$113,947	653,747	690,029
Unamortized debt issuance costs - SSTL					(6,552)	(7,612)
Discount - SSTL					(3,335)	(3,874)
					$643,860	$678,543

Weighted average interest rate					4.94%	4.56%

(1)
For our mortgage loan warehouse facilities, available borrowing capacity does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, none could be used at June 30, 2017 based on the amount of eligible collateral that had been pledged.

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

(3)
Fifty percent of the maximum borrowing amount of $100.0 million is available on a committed basis and fifty percent is available at the discretion of the lender. We use this facility to fund the repurchase of certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our contractual obligations as the servicer of the loans. On August 1, 2017, we entered into an amendment to lower the advance rates under this facility by 3%.

(4)
Under these repurchase agreements, the lender provides financing on a committed basis for $100.0 million, with an additional $100.0 million available at the discretion of the lender. On August 1, 2017, we elected to voluntarily terminate these agreements.

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

(6)
Under these participation agreements, the lender provides uncommitted reverse mortgage financing for $75.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement.

(7)	The lender provides financing on a committed basis for $100.0 million.
Senior Notes

	June 30, 2017	December 31, 2016
6.625% Senior unsecured notes due May 15, 2019	$3,122	$3,122
8.375% Senior secured notes due November 15, 2022	346,878	346,878
	350,000	$350,000
Unamortized debt issuance costs	(2,937)	(3,211)
	$347,063	$346,789
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
In connection with our issuance of the Senior Secured Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to November 15, 2022. The unamortized balance of these issuance costs was $2.9 million and $3.2 million at June 30, 2017 and December 31, 2016, respectively.

Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. On July 25, 2017, S&P affirmed our long-term corporate rating of “B-” and removed our ratings from CreditWatch with Negative implications. On July 26, 2017, Kroll Bond Rating Agency affirmed our corporate ratings at “CCC” and removed our ratings from Watch Downgrade status. On June 16, 2017, Moody’s downgraded our long-term corporate rating to “Caa1” from “B3.” On April 24, 2017, Fitch placed our ratings on Rating Watch Negative. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
As of June 30, 2017, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $1.1 billion at OLS under our match funded debt agreements and three repurchase agreements and $450.0 million at Ocwen under a master repurchase agreement.
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

Note 12 – Other Liabilities

	June 30, 2017	December 31, 2016
Contingent loan repurchase liability	$246,348	$246,081
Accrued legal fees and settlements	117,020	93,797
Due to NRZ	71,812	83,248
Other accrued expenses	67,004	80,021
Servicing-related obligations	38,852	35,324
Liability for indemnification obligations	23,718	27,546
Liability for uncertain tax positions	23,446	23,216
Amounts due in connection with MSR sales	20,147	39,398
Checks held for escheat	19,147	16,890
Accrued interest payable	6,840	3,698
Other	23,079	32,020
	$657,413	$681,239
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

The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at December 31, 2016	$360,450	$609,177	$955,000
Additions	2,478,110	1,802,148	110,000
Amortization	—	—	(180,000)
Maturities	(2,117,572)	(1,025,320)	—
Terminations	(475,410)	(993,409)	(160,000)
Notional balance at June 30, 2017	$245,578	$392,596	$725,000

Maturity	Jul. 2017 - Sep. 2017	Aug. 2017	Oct. 2017 - May 2019

Fair value of derivative assets (liabilities) at:
June 30, 2017	$5,352	$1,752	$1,937
December 31, 2016	6,507	(614)	1,836

Gains (losses) on derivatives during the six months ended:	Gain on Loans Held for Sale, Net	Gain on Loans Held for Sale, Net	Other, Net
June 30, 2017	$(1,428)	$(6,184)	$31
June 30, 2016	6,672	(21,626)	(2,080)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets.
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.
Included in Accumulated other comprehensive loss (AOCL) at June 30, 2017 and 2016, respectively, were $1.3 million and $1.6 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges.
Other income (expense), net, includes the following related to derivative financial instruments:

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Gains (losses) on economic hedges	$(283)	$(514)	$143	$(1,905)
Write-off of losses in AOCL for a discontinued hedge relationship	(45)	(70)	(112)	(175)
	$(328)	$(584)	$31	$(2,080)

Note 14 – Interest Expense
The following table presents the components of interest expense:

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Financing liabilities	$50,293	$52,803	$103,262	$120,578
Match funded liabilities	12,669	18,133	25,518	36,307
Other secured borrowings	9,636	12,715	19,184	25,428
Senior notes	7,447	6,129	14,903	12,270
Other	1,083	1,253	2,323	2,539
	$81,128	$91,033	$165,190	$197,122
Interest expense related to financing liabilities recorded in connection with the NRZ/HLSS Transactions is indicated in the table below. The reduction in the financing liability does not include reimbursements to NRZ/HLSS for the loss of servicing revenues when we were terminated as servicer and where the related Rights to MSRs had been sold to HLSS.

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Servicing fees collected on behalf of NRZ/HLSS	$143,612	$160,518	$290,923	$322,647
Less: Subservicing fee retained by Ocwen	78,794	85,532	157,947	169,902
Net servicing fees remitted to NRZ/HLSS	64,818	74,986	132,976	152,745
Less: Reduction in financing liability	16,194	27,628	33,193	45,829
Interest expense on NRZ/HLSS financing liability	$48,624	$47,358	$99,783	$106,916
Interest expense on financing liabilities includes $4.3 million and $10.5 million of fees incurred during the three and six months ended June 30, 2016, respectively, in connection with our agreement to compensate NRZ/HLSS for a period of 12 months (ending in the second quarter of 2016) for certain increased costs associated with its servicing advance financing facilities that were the direct result of a previous downgrade of our S&P servicer rating.
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

Periods ended June 30,	Three Months		Six Months
	2017	2016	2017	2016
Basic loss per share
Net loss attributable to Ocwen stockholders	$(44,507)	$(87,378)	$(77,231)	$(198,709)

Weighted average shares of common stock	124,582,280	123,893,752	124,300,171	123,993,545

Basic loss per share	$(0.36)	$(0.71)	$(0.62)	$(1.60)

Diluted loss per share (1)
Net loss attributable to Ocwen stockholders	$(44,507)	$(87,378)	$(77,231)	$(198,709)

Weighted average shares of common stock	124,582,280	123,893,752	124,300,171	123,993,545
Effect of dilutive elements (1):
Stock option awards	—	—	—	—
Common stock awards	—	—	—	—
Dilutive weighted average shares of common stock	124,582,280	123,893,752	124,300,171	123,993,545

Diluted loss per share	$(0.36)	$(0.71)	$(0.62)	$(1.60)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (2)	6,709,154	7,979,821	4,382,684	7,482,868
Market-based (3)	862,446	2,045,725	862,446	2,045,725

(1)
For the three and six months ended June 30, 2017 and 2016, we have excluded the effect of stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

(2)	Stock options were anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock.

(3)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
Note 16 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. While our expense allocation methodology for the current period is consistent with that used in prior periods presented, during the first quarter of 2017, we moved certain functions which had been associated with corporate cost centers to our Lending and Servicing segments because these functions align more closely with those segments. As applicable, the results of operations for the three and six months ended June 30, 2016 have been recast to conform to the current period presentation. As a result of these changes, income before income taxes for the Lending segment for the three and six months ended June 30, 2016 decreased by $2.5 million and $5.1 million, respectively, while loss before income taxes for the Servicing segment decreased by the same amounts for the same periods.
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
Lending. The Lending segment is focused on originating and purchasing conventional and government-insured residential forward and reverse mortgage loans mainly through our broker relationships and directly with mortgage customers. The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of ACS and CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, and our other business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other. ACS provides short-term inventory-secured loans to independent used car dealers to finance their inventory.
We allocate a portion of interest income to each business segment, including interest earned on cash balances and short-term investments. We also allocate expenses incurred by corporate support services to each business segment.
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended June 30, 2017
Revenue	$271,784	$32,776	$6,740	$—	$311,300

Expenses	201,928	32,886	45,666	—	280,480

Other income (expense):
Interest income	174	3,007	1,058	—	4,239
Interest expense	(63,903)	(3,383)	(13,842)	—	(81,128)
Gain on sale of mortgage servicing rights, net	1,034	—	(1)	—	1,033
Other	2,057	(128)	1,499	—	3,428
Other expense, net	(60,638)	(504)	(11,286)	—	(72,428)

Income (loss) before income taxes	$9,218	$(614)	$(50,212)	$—	$(41,608)

Three months ended June 30, 2016
Revenue	$325,120	$35,376	$12,558	$—	$373,054

Expenses	257,751	31,181	96,086	—	385,018

Other income (expense):
Interest income	(15)	4,204	951	—	5,140
Interest expense	(81,197)	(3,697)	(6,139)	—	(91,033)
Gain on sale of mortgage servicing rights, net	853	—	—	—	853
Other	806	308	(508)	—	606
Other income (expense), net	(79,553)	815	(5,696)	—	(84,434)

Income (loss) before income taxes	$(12,184)	$5,010	$(89,224)	$—	$(96,398)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Six months ended June 30, 2017
Revenue	$555,802	$63,522	$13,840	$—	$633,164

Expenses	418,842	62,217	75,804	—	556,863

Other income (expense):
Interest income	261	5,754	1,987	—	8,002
Interest expense	(131,254)	(6,667)	(27,269)	—	(165,190)
Gain on sale of mortgage servicing rights, net	1,320	—	—	—	1,320
Other	5,060	103	2,298	—	7,461
Other expense, net	(124,613)	(810)	(22,984)	—	(148,407)

Income (loss) before income taxes	$12,347	$495	$(84,948)	$—	$(72,106)

Six months ended June 30, 2016
Revenue	$632,547	$58,660	$12,604	$—	$703,811

Expenses	532,070	55,558	126,047	—	713,675

Other income (expense):
Interest income	(161)	7,815	1,676	—	9,330
Interest expense	(177,670)	(7,145)	(12,307)	—	(197,122)
Gain on sale of mortgage servicing rights, net	2,028	—	—	—	2,028
Other	(2,537)	659	(1,017)	—	(2,895)
Other income (expense), net	(178,340)	1,329	(11,648)	—	(188,659)

Income (loss) before income taxes	$(77,863)	$4,431	$(125,091)	$—	$(198,523)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
June 30, 2017	$2,975,458	$4,483,652	$473,282	$—	$7,932,392

December 31, 2016	$3,312,371	$3,863,862	$479,430	$—	$7,655,663

June 30, 2016	$3,630,933	$3,424,808	$432,511	$—	$7,488,252

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Depreciation and Amortization Expense
Three months ended June 30, 2017
Depreciation expense	$1,466	$55	$4,835	$6,356
Amortization of mortgage servicing rights	12,627	70	—	12,697
Amortization of debt discount	—	—	268	268
Amortization of debt issuance costs	—	—	661	661

Three months ended June 30, 2016
Depreciation expense	$1,206	$65	$5,539	$6,810
Amortization of mortgage servicing rights	8,269	78	—	8,347
Amortization of debt discount	178	—	—	178
Amortization of debt issuance costs	2,889	—	332	3,221

Six months ended June 30, 2017
Depreciation expense	$2,869	$105	$10,465	$13,439
Amortization of mortgage servicing rights	25,271	141	—	25,412
Amortization of debt discount	—	—	539	539
Amortization of debt issuance costs	—	—	1,334	1,334

Six months ended June 30, 2016
Depreciation expense	$2,340	$136	$9,374	$11,850
Amortization of mortgage servicing rights	20,994	159	—	21,153
Amortization of debt discount	383	—	—	383
Amortization of debt issuance costs	5,822	—	676	6,498
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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i) loss of our licenses and approvals to engage in our servicing and lending businesses, (ii) governmental investigations and enforcement actions, including cease and desist orders, (iii) administrative fines and penalties and litigation, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could be required to pay for the costs of third-party firms to monitor our compliance with such resolutions. We have recognized $175.9 million in such third-party monitoring costs from January 1, 2014 through June 30, 2017 in connection with the 2013 Ocwen National Mortgage Settlement, our 2014 settlement with the NY DFS and our 2015 settlement with the CA DBO.

We must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act and the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced, and the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential real estate lenders and servicers.
Ocwen has various subsidiaries, including OLS, Homeward and Liberty, that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at June 30, 2017.
As discussed in Note 19 – Contingencies, since April 20, 2017, the CFPB, two state attorneys general and thirty state mortgage and banking regulatory agencies have taken regulatory action against us alleging breaches of various laws, regulations and licensing requirements. We believe we have factual and legal defenses to the CFPB’s and the state attorneys general’s allegations and intend to vigorously defend ourselves. With respect to the state regulatory agencies, we intend to vigorously defend against unfounded claims while continuing to work with the state regulatory agencies to resolve their concerns.
OLS, Homeward and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at June 30, 2017. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements referenced above is based on the total assets of OLS, and the required net worth was $381.0 million at June 30, 2017.
There are a number of foreign laws and regulations that are applicable to our operations in India and the Philippines, including laws and regulations that govern licensing, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India or the Philippines could result in adverse actions against us, including (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.

Note 18 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.3 billion at June 30, 2017. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $207.4 million and $38.2 million in connection with our forward and reverse mortgage loan interest rate lock commitments, respectively, outstanding at June 30, 2017. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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
Note 19 – Contingencies
When we become aware of a matter involving uncertainty for which we may incur a loss, we assess the likelihood of any loss. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. Where a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. If a reasonable estimate of loss cannot be made, we do not accrue for any loss or disclose any estimate of exposure to potential loss even if the potential loss could be material and adverse to our business, reputation, financial condition and results of operations. An assessment regarding the ultimate outcome of any such matter involves judgments about future events, actions and circumstances that are inherently uncertain. The actual outcome could differ materially. Where we have retained external legal counsel or other professional advisers, such advisers assist us in making such assessments.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Excluding expenses of internal or external legal counsel, we have accrued $86.1 million as of June 30, 2017 for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2017.
We have previously disclosed several securities fraud class action lawsuits filed against Ocwen and certain of its officers and directors that contain allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements and our December 2014 Consent Order with the NY DFS, among other matters. Those lawsuits have been consolidated and are pending in the United States District Court for the Southern District of Florida in the matter captioned In re Ocwen Financial Corporation Securities Litigation, 9:14-cv-81057-WPD (S.D. Fla.) (such consolidated lawsuit, the Securities Class Action).
On July 19, 2017, following a mediated settlement process resulting in all parties' acceptance of the mediator's recommendation for settlement, the parties advised the court that we have reached an agreement in principle to settle this matter. Following the filing of a joint motion requesting adjournment, the court has adjourned further proceedings pending approval of the final settlement. Subject to documentation of a definitive settlement and final approval by the court, the settlement will include an aggregate cash payment by Ocwen to the plaintiffs of $49.0 million (of which Ocwen expects to recover $14.0 million from insurance proceeds), and an issuance to the plaintiffs of an aggregate of 2,500,000 shares of Ocwen's common stock. Under certain circumstances related to the price of Ocwen's common stock over the five trading days prior to court approval of the settlement, the amount of shares issuable could be increased so that the aggregate number of shares issued has a total value of $7.0 million. However, in no event will Ocwen be required to issue more than 4% of the number of shares of its common stock outstanding as of the date of court approval. Further, in lieu of issuing shares, Ocwen may elect to pay the plaintiffs $7.0 million in cash. Attorneys' fees for the plaintiffs will be paid from the amounts described above.
We have accrued an aggregate of $56.0 million as of June 30, 2017 in connection with this settlement in principle as we believe this loss is probable and reasonably estimable based on current information regarding this matter. We cannot currently estimate the amount, if any, of reasonably possible loss above such accrual. The $56.0 million is included within the $86.1 million litigation accrual referenced above. Recoveries from insurance will reduce our aggregate exposure for this matter and have been recorded as a reduction of Professional services expense in the unaudited consolidated statements of operations.
While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that a trial would involve. There can be no assurance that the settlement in principle will be finalized and approved by the court. In the event the settlement in principle is not ultimately finalized and approved, the litigation would continue and we would vigorously defend the allegations made against Ocwen. If our efforts to defend against such claims were not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
In January 2016, Ocwen was named as a defendant in a separate “opt-out” securities fraud action brought on behalf of certain putative shareholders of Ocwen based on similar allegations to those contained in the securities fraud class action lawsuit described above. See Broadway Gate Master Fund, Ltd. et al. v. Ocwen Financial Corporation et al., 9:16-cv-80056-WPD (S.D. Fla.). Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of this existing “opt-out” lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against such lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
As a result of the federal and state regulatory actions described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits have been filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance, among other matters. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of these existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against such lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Ocwen has been named in putative class actions and individual actions related to its compliance with the Telephone Consumer Protection Act. Generally, plaintiffs in these actions allege that Ocwen knowingly and willfully violated the Telephone Consumer Protection Act by using an automated telephone dialing system to call class members’ cell phones without their consent. On July 28, 2017, Ocwen entered into an agreement in principle to resolve two such putative class actions, which have been consolidated in the United States District Court for the Northern District of Illinois. See Snyder v. Ocwen Loan Servicing, LLC, 1:14-cv-08461-MFK (N.D. Ill.); Beecroft v. Ocwen Loan Servicing, LLC, 1:16-cv-08677-MFK (N.D. Ill.). Subject to documentation of a definitive settlement and final approval by the court, the settlement will include the establishment of a settlement fund to be distributed to impacted borrowers that submit claims for settlement benefits pursuant to a claims administration process. Our accrual with respect to this matter is included in the $86.1 million litigation accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. There can be no assurance that the settlement in principle will be finalized and approved by the court. In the event the settlement in principle is not ultimately finalized and approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen, including by challenging any motions for class certification. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of these existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected.
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
State Licensing, State Attorneys General and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our loan origination and servicing businesses. We also regularly engage with state attorneys general and the CFPB and, on occasion, we engage with other federal agencies, including the Department of Justice and various inspectors general on various matters, including responding to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
On April 20, 2017 and subsequently, thirty state mortgage and banking regulatory agencies issued orders against OLS and certain other Ocwen companies. In general, the orders are styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; we also include the District of Columbia regulator as a state regulator for ease of reference. All of the cease and desist orders apply to OLS, but additional Ocwen entities are named in some state orders, including Ocwen Financial Corporation, OMS, Homeward and Liberty. While each state’s cease and desist order is different, the orders generally prohibit a range of actions, including (1) acquiring new MSRs (17 states), (2) originating or acquiring new mortgage loans, where we would be the servicer (13 states), (3) originating or acquiring new mortgage loans (4 states) and (4) conducting foreclosure activities (2 states), among others. We intend to vigorously defend ourselves against unfounded claims while continuing to work with these regulatory agencies to resolve their concerns. In July 2017, and in connection with the state cease and desist orders, we received a subpoena seeking information relating to lender placed insurance activities. We are cooperating with the subpoena request. We have reached agreements with certain regulatory agencies to obtain delays in the enforcement of certain terms or exceptions to certain terms contained in the cease and desist orders. Additionally, we have revised our operations, where necessary, so as to comply with the orders while we attempt to negotiate resolutions. For example, in certain states, we are arranging to release servicing on new originations, and we temporarily paused our origination activities in two states during the quarter until we received clarification from the states’ authorities about the permissibility of such activities under the respective orders. If we are unable to obtain timely resolutions in certain states, more serious consequences could result. For example, we could be required to transfer all of our mortgage servicing in Massachusetts and we could be required to cease mortgage servicing in Rhode Island. We resolved an outstanding Order in one state by surrendering a dormant lending license, and the state’s Order expired. There were no other substantive terms to this resolution. It is possible that the outcome of these state regulatory actions, whether through negotiated settlements or other resolutions, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
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
We are continuing to discuss matters with the state regulators that have issued cease and desist orders as we seek to resolve their concerns.
In April 2017, and concurrent with the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. As previously disclosed, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. Subsequently, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. We believe we have valid defenses to the claims made in both lawsuits and are vigorously defending ourselves in both of them. The outcome of these two lawsuits, whether through negotiated settlements in conjunction with other state settlements or otherwise, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. The letter stated that at this point, the investigation is preliminary in nature and the Department of Justice has not made any determination as to whether OLS violated the act. In addition, Ocwen is one of three defendants in an administrative complaint pending with HUD brought by a non-profit organization alleging discrimination in the manner in which the company maintains REO properties in minority communities. We believe the allegations to be without merit and will vigorously defend.
In April 2017, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements with a mortgage insurer and the amounts paid for such insurance. We understand that other servicers in the industry have received similar subpoenas.
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and Ginnie Mae has accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it will forbear from immediately exercising any rights relating to this matter for a period of 90 days from the date of the letter. During such forbearance period, Ginnie Mae has asked Ocwen to provide certain information regarding the cease and desist orders and certain information regarding Ocwen’s business plan, financial results and operations. Ginnie Mae stated that it reserves the right to make additional requests of Ocwen and to restrict or terminate Ocwen’s participation in the Ginnie Mae mortgage-backed securities program. Based on our conversations with Ginnie Mae, we understand that Ginnie Mae views this as a violation with a prescribed remedy and that the purpose of the notice is to provide for a period of resolution. We have provided and intend to continue to provide information to Ginnie Mae as we seek to resolve its concerns, including with respect to our efforts to settle the state regulatory matters discussed above. Ginnie Mae has indicated to us that resolution of the state regulators’ cease and desist orders would address its concerns and that there may be other alternatives to address them as well. We continue to operate as a Ginnie Mae issuer in all respects and continue to participate in Ginnie Mae issuing of mortgage-backed securities and home equity conversion loan pools in the ordinary course.
Adverse actions by Ginnie Mae could materially and adversely impact our business, reputation, financial condition, liquidity and results of operations, including if Ginnie Mae were to terminate us as an issuer or servicer of Ginnie Mae securities or otherwise take action indicating that such a termination was planned. For example, such actions could make financing our business more difficult, including by making future financing more expensive or if a lender were to allege a default under our debt agreements, which could trigger cross-defaults under all of our other material debt agreements.
New York Department of Financial Services
In December 2014, we entered into a consent order (the 2014 NY Consent Order) with the NY DFS as a result of an investigation relating to Ocwen’s servicing of residential mortgages. The 2014 NY Consent Order contained monetary and non-monetary provisions including the appointment of a third-party operations monitor (NY Operations Monitor) to monitor various aspects of our operations and restrictions on our ability to acquire MSRs that effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. We were also required to pay all reasonable and necessary costs of the NY Operations Monitor, and those costs were substantial.
On March 27, 2017, we entered into a consent order (the 2017 NY Consent Order) with the NY DFS that provided for (1) the termination of the engagement of the NY Operations Monitor on April 14, 2017, (2) a regulatory examination of our servicing business, following which the NY DFS would make a determination on whether the restrictions on our ability to acquire MSRs contained in the 2014 NY Consent Order should be eased and (3) certain reporting and other obligations, including in connection with matters identified in a final report by the NY Operations Monitor. In addition, the 2017 NY Consent Order provides that if the NY DFS concludes that we have materially failed to comply with our obligations under the order or otherwise finds that our servicing operations are materially deficient, the NY DFS may, among other things, and, in addition to its general authority to take regulatory action against us, require us to retain an independent consultant to review and issue recommendations on our servicing operations.
The NY Operations Monitor delivered its final report on April 14, 2017 when its engagement terminated. The final report contained certain recommended operational enhancements to which we have responded. Under the 2017 NY Consent Order, we are required to update the NY DFS quarterly on our implementation of the enhancements that we and the NY DFS agreed should be made. Our updates to date show that all agreed upon enhancements are being implemented.
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
On February 17, 2017, OLS and two other subsidiaries, Ocwen Business Solutions, Inc. (OBS) and OFSPL, reached an agreement, in three consent orders (collectively, the 2017 CA Consent Order), with the CA DBO that terminated the 2015 CA Consent Order and resolved open matters between the CA DBO and OLS, OBS and OFSPL, including certain matters relating to OLS’ servicing practices and the licensed activities of OBS and OFSPL. The 2017 CA Consent Order does not involve any admission of wrongdoing by OLS, OBS or OFSPL. Additionally, we have certain reporting and other obligations under the 2017 CA Consent Order. We believe that we have completed those obligations of the 2017 CA Consent Order that have already come due, and we have so notified the CA DBO. If the CA DBO were to allege that we failed to comply with these obligations or otherwise were in breach of applicable laws, regulations or licensing requirements, it could take regulatory action against us.
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

For periods prior to 2016, the Office of Mortgage Settlement Oversight (OMSO) reports have detailed a number of instances where our testing has exceeded the applicable error rate threshold for a specific metric. Exceeding the metric error rate threshold for the first time does not result in a violation of the settlement, but rather it is deemed a “potential violation” which then is subject to a cure period following submission, approval and completion of a corrective action plan (CAP) to OMSO. Any further fails in the cure period or the quarter following that cure period could subject us to financial penalties. These penalties start at an amount of not more than $1.0 million for the first uncured violation and increase to an amount of not more than $5.0 million for the second uncured violation for certain metrics. For the First Quarter 2017 report period, we have reported that we exceeded the applicable error threshold on one metric, which was in the cure period and therefore is an uncured potential violation. Thus, we are potentially subject to an award by the court of equitable relief or a civil penalty of up to $1.0 million. In addition, in the event of substantial noncompliance with the settlement’s servicing standards, it is possible that a party to the settlement could bring an action to enforce the terms of the settlement and seek to impose on us a broader range of financial, injunctive or other penalties.
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
At June 30, 2017 and June 30, 2016, we had outstanding representation and warranty repurchase demands of $55.8 million UPB (282 loans) and $72.5 million UPB (354 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

Six months ended June 30,	2017	2016
Beginning balance	$24,285	$36,615
Provision for representation and warranty obligations	(5,125)	(263)
New production reserves	381	354
Charge-offs and other (1)	209	(3,364)
Ending balance	$19,750	$33,342

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2017.
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
Note 20 – Subsequent Events
As disclosed in Note 4 — Sales of Advances and MSRs, on July 23, 2017, Ocwen and certain of its subsidiaries entered into a series of agreements with NRZ related to NRZ’s Rights to MSRs. On the same date, Ocwen and NRZ entered into a share purchase agreement pursuant to which Ocwen sold NRZ 6,075,510 shares of newly-issued Ocwen common stock for $13.9 million. Ocwen received the sales proceeds from NRZ on July 24, 2017 and issued the shares. The shares have not been registered under the Securities Act of 1933 and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts and unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. You should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 and our Current Reports on Form 8-K since such date.
OVERVIEW
We are a financial services company that services and originates loans. As of June 30, 2017, our residential servicing portfolio consisted of 1,310,110 loans with a UPB of $194.8 billion. We primarily originate, purchase, sell and securitize conventional and government-insured forward mortgage loans and reverse mortgages. In the second quarter of 2017, our lending business originated or purchased forward and reverse mortgage loans with a UPB of $699.5 million and $275.4 million, respectively.
We are a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for mortgage loan investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Overall, Ocwen has completed over 745,000 loan modifications from January 1, 2008 through June 30, 2017.
As discussed in further detail under “Operations Summary” and “Segment Results of Operations” below, while our cost improvement initiative has reduced certain of our operating expenses and we have had success in reducing monitor expenses, continuing regulatory and legal matters are negatively impacting our results.
We have faced, and expect to continue to face, heightened regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. Since April 20, 2017, the CFPB, thirty state mortgage and banking regulatory agencies and two state attorneys general took regulatory actions against us alleging various deficiencies in our compliance with laws, regulations and licensing requirements. We continue to work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance and to addressing regulatory actions and engagements, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our business, operating results and financial condition have been significantly impacted in recent periods by legal and other fees and settlement payments related to litigation and regulatory matters, including the costs of third-party monitoring firms under our regulatory settlements. To the extent we are unable to avoid, mitigate or offset similar expenses in future periods, our business, operating results and financial condition will continue to be adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and improve our financial performance.
While we believe that our reverse mortgage business has performed well this year, our forward lending business has not grown to the extent we had planned over the last eighteen months due to various factors including rising interest rates, sub-scale operations and higher costs of capital compared to many competitors and the general difficulties in refinancing a lower credit quality servicing portfolio like ours. The recent state regulatory actions against us have also negatively impacted our forward lending business because they have led us to restrict certain types of lending in some states. As such, we have taken various strategic actions with respect to our forward lending business, as we continue to evaluate the overall mortgage lending business and marketplace. For instance, we have closed our correspondent forward lending channel due to low margins, begun selling the MSRs on all of our forward wholesale channel to reduce capital consumption, begun expanding our forward wholesale channel footprint beyond the northeast region of the United States to increase origination volumes and scale, and downsized our forward underwriting and processing operations to be more in line with our sales and marketing efforts. While these changes may limit our generation of future servicing assets in the near term, we believe that they will, over time, reduce costs and improve cash flow relative to current operations.
We are currently evaluating our long-term strategy for our Automotive Capital Services business. While we still believe that this business has long-term potential, it is a relatively capital intensive business. As our ability to raise capital at competitive levels in the current business and regulatory environment is limited, we believe the Automotive Capital Services business may be worth more to a depository institution or an existing auto industry participant such as a consumer auto lender or an auto auction house, than it is to us. Consequently, we are considering the potential benefits of monetizing our investment in this business in the near term, depending upon the level of interest from potential buyers.
Asset sales, portfolio runoff and regulatory restrictions on acquisitions of MSRs have resulted in a 58% decline in our servicing portfolio as compared to December 31, 2013. While we continue to seek operational efficiencies to manage our cost structure as our portfolio continues to shrink, there are limits to our ability to reduce costs through operational adjustments. In addition, due to the expiration of the Federal Government’s HAMP loan modification program, our servicing revenues have been negatively impacted by lower HAMP fees, which have been a significant component of servicing revenue in prior periods. We are continuing to make investments in our servicing technology. For example, we currently intend to transition to a new servicing platform and we have begun migrating to a new document storage platform. While these investments will involve upfront costs, we believe these investments will be beneficial to our business in the long term. While we are currently restricted in our ability to acquire MSRs, and may continue to be restricted for some additional period of time pursuant to any future negotiated resolution with some or all of the state regulatory agencies that have recently taken action against us, absent regulatory restrictions, we would consider acquiring servicing if we view the purchase price and other terms to be attractive and determine such acquisitions were an appropriate use of our available capital at such time. Generally, we would benefit from economies of scale if we were able to increase the size of our servicing portfolio.
On July 23, 2017, we executed on our previously announced agreement in principle with NRZ to convert NRZ’s existing Rights to MSRs to fully-owned MSRs. In effect, the new arrangements provide for the conversion of the existing arrangements into a more traditional subservicing arrangement and involve upfront payments to Ocwen as MSRs transfer to NRZ over time. As MSRs transfer to NRZ (which would follow receipt of the necessary third-party consents), NRZ will pay a lump sum restructuring fee to Ocwen upon each transfer of such MSRs in exchange for Ocwen foregoing payments under the existing 2012 and 2013 agreements. The amount of these lump sum restructuring fees is based on the amortized value of the transferred MSRs and decreases over time. If all MSRs had transferred to NRZ as of June 30, 2017, such fees would have totaled approximately $400.0 million. Conceptually, these upfront payments are a proxy for the net present value of the difference between higher future fees for servicing the mortgage loans under the existing agreements and the lower fees for servicing the mortgage loans under the new subservicing arrangements. NRZ also made an equity investment in Ocwen, acquiring 6,075,510 newly-issued common shares for $13.9 million.
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

Operations Summary
The following table presents summarized consolidated operating results:

Periods ended June 30,	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue
Servicing and subservicing fees	$255,801	$307,262	(17)%	$528,303	$604,758	(13)%
Gain on loans held for sale, net	28,255	27,857	1	51,199	43,429	18
Other	27,244	37,935	(28)	53,662	55,624	(4)
Total revenue	311,300	373,054	(17)	633,164	703,811	(10)

Expenses
Compensation and benefits	90,411	98,422	(8)	182,212	194,671	(6)
Servicing and origination	64,516	89,987	(28)	132,423	185,679	(29)
Professional services	65,405	121,399	(24)	107,234	192,306	(44)
Technology and communications	24,254	32,709	(26)	51,601	59,578	(13)
Occupancy and equipment	16,480	20,708	(20)	34,229	45,453	(25)
Amortization of mortgage servicing rights	12,697	8,347	52	25,412	21,153	20
Other	6,717	13,446	(50)	23,752	14,835	60
Total expenses	280,480	385,018	(27)	556,863	713,675	(22)

Other income (expense)
Interest expense	(81,128)	(91,033)	(11)	(165,190)	(197,122)	(16)
Gain on sale of mortgage servicing rights, net	1,033	853	21	1,320	2,028	(35)
Other, net	7,667	5,746	33	15,463	6,435	140
Total other expense, net	(72,428)	(84,434)	(14)	(148,407)	(188,659)	(21)

Loss before income taxes	(41,608)	(96,398)	(57)	(72,106)	(198,523)	(64)
Income tax expense (benefit)	2,828	(9,180)	(131)	4,953	(104)	n/m
Net loss	(44,436)	(87,218)	(49)	(77,059)	(198,419)	(61)
Net income attributable to non-controlling interests	(71)	(160)	(56)	(172)	(290)	(41)
Net loss attributable to Ocwen stockholders	$(44,507)	$(87,378)	(49)%	$(77,231)	$(198,709)	(61)%

Segment income (loss) before income taxes:
Servicing	$9,218	$(12,184)	(176)%	$12,347	$(77,863)	(116)%
Lending	(614)	5,010	(112)	495	4,431	(89)
Corporate Items and Other	(50,212)	(89,224)	(44)	(84,948)	(125,091)	(32)
	$(41,608)	$(96,398)	(57)%	$(72,106)	$(198,523)	(64)%
n/m: not meaningful

Three Months Ended June 30, 2017 versus 2016
Servicing and subservicing fees for the second quarter of 2017 were $51.5 million, or 17%, lower than the second quarter of 2016, primarily due to portfolio runoff. Additionally, the number of completed modifications declined as a result of the expiration of the HAMP program on December 31, 2016. The average UPB and average number of assets in our residential portfolio declined 15% and 13%, respectively, as compared to the second quarter of 2016.
Expenses were $104.5 million, or 27%, lower in the second quarter of 2017 as compared to the second quarter of 2016.

MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges), decreased $5.7 million as compared to the second quarter of 2016, principally due to a $5.8 million decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff. A decline in MSR fair value losses in the second quarter of 2017 was offset by an increase in amortization expense that resulted from a benefit recognized in the second quarter of 2016 related to the sale of non-performing loans conveyed to HUD as part of the Aged Delinquent Portfolio Loan Sale (ADPLS) program. Monitor expenses, which are included in Professional services expense, decreased $27.7 million as compared to the second quarter of 2016 primarily as a result of reduced costs related to the CA Auditor, whose appointment was terminated in February 2017, and the NY Operations Monitor, whose appointment was terminated in April 2017.
Excluding MSR amortization and valuation adjustments and monitor expenses, expenses were $71.2 million, or 23%, lower as compared to the second quarter of 2016. Professional services expense, excluding monitor expenses, was $28.3 million, or 30%, lower in the second quarter of 2017 as compared to the second quarter of 2016 due to a $28.7 million decline in legal expenses. Professional services expense for the second quarter of 2017 includes a $48.0 million increase in our accrual for the Securities Class Action matter, while the second quarter of 2016 included $30.0 million recorded in connection with the settlement of the Fisher Cases and $15.0 million recorded in connection with our discussions with the CA DBO that resulted in the termination of the 2015 CA Consent Order. Offsetting legal settlement expenses recognized in the second quarter of 2017 are $35.8 million of anticipated recoveries, including a $21.8 million recovery of prior settlement expenses and a $14.0 million insurance recovery against our aggregate exposure in the Securities Class Action matter.
Servicing and origination expense, excluding MSR valuation adjustments, decreased $15.5 million, or 30%, primarily due to a decrease in the provision for bad debts and Ginnie Mae claim losses. Technology and communications expense declined by $8.5 million, or 26%, because of the effects of our efforts in 2016 to bring a greater portion of our technology services in-house together with the effect of the decrease in the size of our servicing portfolio on certain technology fees such as document imaging. Compensation and benefits expense declined $8.0 million, or 8%, as average headcount declined by 12%, including a 9% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 20%, including a 20% reduction in the U.S. Occupancy and equipment expense declined by $4.2 million, or 20%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, particularly postage and other delivery services, and the effect of consolidating facilities. Other expense decreased by $6.7 million, or 50%, primarily due to a $5.9 million decrease in the provision for indemnification obligations.
Interest expense for the second quarter of 2017 declined $9.9 million, or 11%, as compared to the second quarter of 2016 primarily due to lower match funded liabilities consistent with the decline in servicing advances and the effect of the higher amortization of facility costs in the second quarter of 2016. In addition, interest expense for the second quarter of 2016 included $4.3 million of additional payments to NRZ to compensate it for certain increased costs associated with an earlier downgrade of our S&P servicer rating.
Six Months Ended June 30, 2017 versus 2016
Servicing and subservicing fees declined $76.5 million, or 13%, in the six months ended June 30, 2017 as compared to the same period of 2016. This decline is primarily due to portfolio runoff and a reduction in the number of completed modifications. The average UPB and average number of assets in our residential portfolio declined 15% and 13%, respectively, as compared to the six months ended June 30, 2016.
Gains on loans held for sale for the six months ended June 30, 2017 increased $7.8 million, or 18%, as compared to the six months ended June 30, 2016. Gains on loans held for sale from our lending operations increased $8.8 million, primarily as a result of higher origination volumes and margins in our reverse lending business.
Expenses for the six months ended June 30, 2017 were $156.8 million, or 22%, lower than the same period of 2016.
MSR amortization and valuation adjustments decreased $37.3 million, or 31%, principally due to a $34.4 million decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff. Monitor expenses for the six months ended June 30, 2017 were $53.3 million lower than the same period last year, primarily as a result of the termination of the CA Auditor and NY Operations Monitor appointments in 2017.
Excluding MSR amortization and valuation adjustments and monitor expenses, expenses for the six months ended June 30, 2017 were $66.2 million, or 12%, lower than the same period a year ago. Professional services expense, excluding monitor expenses, was $31.8 million, or 24%, lower for the six months ended June 30, 2017 as compared to the same period of 2016 due to a $30.4 million decline in legal expenses. We recorded $35.8 million of anticipated recoveries of litigation settlements in the second quarter of 2017 as an offset to legal expenses. Compensation and benefits expense declined $12.5 million, or 6%, as average headcount declined by 10%, including a 9% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 19%, including a 21% reduction in the U.S. Servicing and origination expense, excluding MSR valuation adjustments, decreased $11.7 million, or 13%. Occupancy and equipment expense declined by $11.2 million, or 25%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, particularly postage and other delivery services, and the effect of consolidating facilities. Technology and communications expense declined by $8.0 million, or 13%, because of efforts to bring technology services in-house and the effects of a declining servicing portfolio on technology fees. Other expense increased by $8.9 million, or 60%, primarily due to a $5.1 million increase in provision for losses on automotive dealer financing notes. The loss provision recorded by the ACS business on its portfolio of automotive dealer financing notes was required principally because of the deterioration since December 31, 2016 in the credit quality of notes due from certain dealers. Due to the increase in the age of these notes, we have assumed that the notes due from these dealers are fully collateral-dependent, with no recoveries beyond estimated liquidation value of the remaining unsold inventory.
Interest expense for the six months ended June 30, 2017 declined $31.9 million, or 16%, as compared to the same period of the prior year primarily due to declines in the value of the NRZ financing liability, principally as a result of runoff of the NRZ servicing portfolio, lower match funded liabilities consistent with the decline in servicing advances and the effect of the higher amortization of facility costs in 2016. In addition, interest expense for the six months ended June 30, 2016 included $10.5 million of additional payments to NRZ to compensate it for certain increased costs associated with an earlier downgrade of our S&P servicer rating.
Although we incurred a pre-tax loss of $72.1 million for the six months ended June 30, 2017, we recorded income tax expense of $5.0 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. Finally, we recognized income tax expense related to uncertain tax positions. The overall effective tax rate for the six months ended June 30, 2017 was (6.9)%, compared to 0.1% for the six months ended June 30, 2016. This change primarily resulted from a decrease in tax benefits resulting from our inability to carry back current losses that are being generated in the U.S. and USVI tax jurisdictions, offset by a decrease in tax expense related to uncertain tax positions recorded in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Financial Condition Summary
The following table presents summarized consolidated balance sheet data at the dates indicated:

	June 30, 2017	December 31, 2016	% Change
Cash	$251,472	$256,549	(2)%
Mortgage servicing rights	975,185	1,042,978	(6)
Advances and match funded advances	1,478,255	1,709,846	(14)
Loans held for sale	260,959	314,006	(17)
Loans held for investment, at fair value	4,223,776	3,565,716	18
Other	742,745	766,568	(3)
Total assets	$7,932,392	$7,655,663	4%

Total assets by segment:
Servicing	$2,975,458	$3,312,371	(10)%
Lending	4,483,652	3,863,862	16
Corporate Items and Other	473,282	479,430	(1)
	$7,932,392	$7,655,663	4%

HMBS-related borrowings, at fair value	$4,061,626	$3,433,781	18%
Other financing liabilities	533,806	579,031	(8)
Match funded liabilities	1,108,377	1,280,997	(13)
SSTL and other secured borrowings, net	643,860	678,543	(5)
Senior notes, net	347,063	346,789	—
Other	657,413	681,239	(3)
Total liabilities	$7,352,145	$7,000,380	5%

Total liabilities by segment:
Servicing	$2,096,850	$2,369,697	(12)%
Lending	4,390,375	3,785,974	16
Corporate Items and Other	864,920	844,709	2
	$7,352,145	$7,000,380	5%

Total equity	$580,247	$655,283	(11)%
Changes in the composition and balance of our assets and liabilities during the six months ended June 30, 2017 are principally attributable to Loans held for investment and Financing liabilities, which increased as a result of our reverse mortgage securitizations accounted for as secured financings. Match funded liabilities declined consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity declined as a result of the net loss we incurred for the six months ended June 30, 2017.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment. While our expense allocation methodology for the current period is consistent with that used in prior periods presented, during the first quarter of 2017, we moved certain functions which had been associated with corporate cost centers to our Lending and Servicing segments because these functions align more closely with those segments. As applicable, the results of operations for the three and six months ended June 30, 2016 have been recast to conform to the current period presentation. As a result of these changes, income before income taxes for the Lending segment decreased for the three and six months ended June 30, 2016 by $2.5 million and $5.1 million, respectively, while loss before income taxes for the Servicing segment decreased by the same amount for the same periods.

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
Because the majority of our loan modifications have been in connection with the HAMP loan modification program, we anticipate that its expiration on December 31, 2016, will significantly, and adversely, affect our servicing revenue and the financial performance of our servicing segment in future periods as it is unlikely that any new modification programs will include the incentive fee portion of revenue that is received with respect to successful HAMP modifications. By implementing new modification programs of our own to replace HAMP, we expect to continue to realize the other benefits associated with such resolutions, including the collection of delinquent servicing fees and lower costs of servicing the performing loan. We estimate the balance of deferred servicing fees related to delinquent borrower payments was $336.8 million and $380.2 million, respectively, at June 30, 2017 and December 31, 2016. Deferred servicing fees attributable to the MSRs underlying NRZ’s Rights to MSRs were $279.1 million at June 30, 2017. We are contractually obligated to remit to NRZ all deferred servicing fees collected in connection with MSRs underlying Rights to MSRs. However, under our 2012 and 2013 agreements with NRZ, in addition to base servicing fees, we are entitled to performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as additional revenue without a corresponding increase in interest expense related to the NRZ financing liability. On July 23, 2017, we executed on our previously announced agreement in principle with NRZ to convert NRZ’s existing Rights to MSRs to fully-owned MSRs. As MSRs transfer to NRZ under our July 2017 agreements, we will subservice the mortgage loans to which the MSRs relate and NRZ will receive all deferred service fees.
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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most, but not all, subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights. NRZ effectively funds advances on loans for which we have sold the Rights to MSRs because NRZ is contractually required to reimburse us for the advances we make on those loans under our agreements with NRZ.
Third-Party Servicer Ratings
Similar to other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s, Morningstar, S&P and Fitch. Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.

The following table summarizes our key ratings by these rating agencies:

	Moody’s	Morningstar	S&P	Fitch
Residential Prime Servicer	SQ3-	MOR RS3	Average	RPS3-
Residential Subprime Servicer	SQ3-	MOR RS3	Average	RPS3-
Residential Special Servicer	SQ3-	MOR RS3	Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	—	Average	RPS3-
Residential Home Equity Servicer	—	—	—	RPS3-
Residential Alt-A Servicer	—	—	—	RPS3-
Master Servicing	SQ3	—	Average	RMS3-
Ratings Outlook	N/A	Alert	Stable	Negative

Date of last action	April 24, 2017	April 25, 2017	August 9, 2016	April 25, 2017
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
Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings. Under our July 2017 agreements with NRZ, NRZ has agreed to a standstill through January 23, 2019, subject to limited exceptions, on exercising rights it would otherwise have under the existing 2012 and 2013 agreements to replace Ocwen as servicer of certain MSRs in the event of a termination event with respect to an affected servicing agreement underlying the MSRs resulting from a servicer rating downgrade.

The following table presents the results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue
Servicing and subservicing fees:
Residential	$254,296	$304,972	(17)%	$524,846	$600,832	(13)%
Commercial	1,641	2,427	(32)	3,896	4,208	(7)
	255,937	307,399	(17)	528,742	605,040	(13)
Gain on loans held for sale, net	4,545	6,816	(33)	4,713	5,963	(21)
Other	11,302	10,905	4	22,347	21,544	4
Total revenue	271,784	325,120	(16)	555,802	632,547	(12)

Expenses
Compensation and benefits	40,244	48,533	(17)	81,366	98,660	(18)
Servicing and origination	58,359	78,905	(26)	120,574	171,879	(30)
Professional services	15,045	36,081	(58)	34,928	69,584	(50)
Technology and communications	11,536	13,407	(14)	23,809	28,869	(18)
Occupancy and equipment	11,985	14,916	(20)	24,333	35,466	(31)
Amortization of mortgage servicing rights	12,627	8,269	53	25,271	20,994	20
Other	52,132	57,640	(10)	108,561	106,618	2
Total expenses	201,928	257,751	(22)	418,842	532,070	(21)

Other income (expense)
Interest income	174	(15)	n/m	261	(161)	(262)
Interest expense	(63,903)	(81,197)	(21)	(131,254)	(177,670)	(26)
Gain on sale of mortgage servicing rights, net	1,034	853	21	1,320	2,028	(35)
Other, net	2,057	806	155	5,060	(2,537)	(299)
Total other expense, net	(60,638)	(79,553)	(24)	(124,613)	(178,340)	(30)

Income (loss) before income taxes	$9,218	$(12,184)	(176)%	$12,347	$(77,863)	(116)%
n/m: not meaningful

The following tables provide selected operating statistics:

At June 30,	2017	2016	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$176,157,476	$201,912,663	(13)%
Non-performing loans	14,974,130	22,362,029	(33)
Non-performing real estate	3,666,818	5,001,309	(27)
Total	$194,798,424	$229,276,001	(15)%

Conventional loans (2)	$55,970,874	$70,129,116	(20)%
Government-insured loans	22,313,551	24,420,007	(9)
Non-Agency loans	116,513,999	134,726,878	(14)
Total	$194,798,424	$229,276,001	(15)%

Percent of total UPB:
Servicing portfolio	42%	41%	2%
Subservicing portfolio	2	3	(33)
NRZ (3)	56	56	—
Non-performing assets	10	12	(17)

Count:
Performing loans (1)	1,215,834	1,370,064	(11)%
Non-performing loans	75,421	110,369	(32)
Non-performing real estate	18,855	26,057	(28)
Total	1,310,110	1,506,490	(13)%

Conventional loans (3)	331,336	401,104	(17)%
Government-insured loans	163,509	177,587	(8)
Non-Agency loans	815,265	927,799	(12)
Total	1,310,110	1,506,490	(13)%

Percent of total count:
Servicing portfolio	40%	40%	—%
Subservicing portfolio	2	3	(33)
NRZ (3)	58	58	—
Non-performing assets	7	9	(22)

Periods ended June 30,	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$82,678,931	$96,132,651	(14)%	$83,467,579	$97,561,456	(14)%
Subservicing portfolio	4,140,396	6,307,062	(34)	4,192,076	8,178,086	(49)
NRZ (3)	111,981,031	130,528,844	(14)	114,624,705	132,743,871	(14)
Total	$198,800,358	$232,968,557	(15)%	$202,284,360	$238,483,413	(15)%

Periods ended June 30,	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Prepayment speed (average CPR)	15%	14%	7%	14%	13%	8%
% Voluntary	80	79	1	80	78	3
% Involuntary	20	21	(5)	20	22	(9)
% CPR due to principal modification	1	1	—	1	2	(50)

Average count:
Servicing portfolio	526,279	603,347	(13)%	531,279	611,903	(13)%
Subservicing portfolio	30,600	42,674	(28)	30,664	52,389	(41)
NRZ (3)	775,836	882,049	(12)	791,692	894,158	(11)
	1,332,715	1,528,070	(13)%	1,353,635	1,558,450	(13)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$65,362	$75,832	(14)%	$133,216	$153,291	(13)%
Subservicing	1,964	3,197	(39)	4,033	8,447	(52)
NRZ	143,612	160,518	(11)	290,923	322,647	(10)
	210,938	239,547	(12)	428,172	484,385	(12)
HAMP fees	10,489	33,486	(69)	31,459	56,108	(44)
Late charges	15,534	17,380	(11)	32,243	35,906	(10)
Loan collection fees	5,926	6,974	(15)	12,235	14,093	(13)
Other	11,409	7,585	50	20,737	10,340	101
	$254,296	$304,972	(17)%	$524,846	$600,832	(13)%

Interest Expense on NRZ/HLSS Financing Liability (4)
Servicing fees collected on behalf of NRZ/HLSS	$143,612	$160,518	(11)%	$290,923	$322,647	(10)%
Less: Subservicing fee retained by Ocwen	78,794	85,532	(8)	157,947	169,902	(7)
Net servicing fees remitted to NRZ/HLSS	64,818	74,986	(14)	132,976	152,745	(13)
Less: Reduction in financing liability	16,194	27,628	(41)	33,193	45,829	(28)
Interest expense on NRZ/HLSS financing liability	$48,624	$47,358	3%	$99,783	$106,916	(7)%

Number of Completed Modifications
HAMP	2,681	10,941	(75)%	11,629	18,640	(38)%
Non-HAMP	8,348	8,788	(5)	17,795	17,693	1
Total	11,029	19,729	(44)%	29,424	36,333	(19)%

Periods ended June 30,	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Financing Costs
Average balance of advances and match funded advances	$1,539,991	$1,970,440	(22)%	$1,594,019	$2,037,767	(22)%
Average borrowings
Match funded liabilities	1,145,567	1,485,302	(23)	1,194,100	1,521,644	(22)
Financing liabilities	544,467	655,263	(17)	556,261	668,278	(17)
Other secured borrowings	23,508	405,985	(94)	24,318	413,362	(94)
Interest expense on borrowings
Match funded liabilities	12,092	18,133	(33)	24,819	36,307	(32)
Financing liabilities	50,290	52,803	(5)	103,262	120,578	(14)
Other secured borrowings	441	9,018	(95)	857	18,283	(95)
Effective average interest rate
Match funded liabilities	4.22%	4.88%	(14)	4.16%	4.77%	(13)
Financing liabilities (4)	36.95	32.23	15	37.13%	36.09	3
Other secured borrowings	7.50	8.89	(16)	7.05%	8.85	(20)
Facility costs included in interest expense	$1,657	$8,890	(81)	$3,419	$17,566	(81)
Discount amortization included in interest expense	—	178	(100)	—	383	(100)
Average 1-month LIBOR	1.06%	0.44%	141	0.92%	0.44%	109

Average Employment
India and other	5,237	6,551	(20)%	5,412	6,668	(19)%
U. S.	1,220	1,534	(20)	1,236	1,571	(21)
Total	6,457	8,085	(20)%	6,648	8,239	(19)%

Collections on loans serviced for others	$9,586,497	$10,406,084	(8)%	$18,867,034	$20,059,559	(6)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 151,554 and 183,615 prime loans with a UPB of $27.3 billion and $34.9 billion at June 30, 2017 and June 30, 2016, respectively, that we service or subservice.

(3)
Loans serviced by Ocwen for which the Rights to MSRs have been sold to NRZ. Under our 2012 and 2013 agreements with NRZ, we remit servicing fees collected on the underlying MSRs, except for the ancillary fees (other than float earnings). The servicing fees that we remit, net of the subservicing and performance fees that we receive, are accounted for as a reduction of the NRZ financing liability and as interest expense. Changes in the fair value of the MSRs underlying the financing liability are also included in the amount reported as interest expense.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 43.25% and 40.33% for the three months ended June 30, 2017 and 2016, respectively, and 43.45% and 45.03% for the six months ended June 30, 2017 and 2016, respectively. Interest expense on financing liabilities for the three and six months ended June 30, 2016 included $4.3 million and $10.5 million, respectively, of fees incurred in connection with our agreement to compensate NRZ through June 2016 for certain increased costs associated with its servicing advance financing facilities that were the direct result of a downgrade of our S&P servicer rating in 2015.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2017	2016	2017	2016
Portfolio at January 1	$209,092,130	$250,966,112	1,393,766	1,624,762
Additions	1,403,213	1,531,715	6,675	7,969
Sales	(52,162)	(34,643)	(260)	(126)
Servicing transfers	(220,169)	(6,745,819)	(1,253)	(34,506)
Runoff	(7,853,998)	(8,636,329)	(44,972)	(47,132)
Portfolio at March 31	202,369,014	237,081,036	1,353,956	1,550,967
Additions	1,152,541	2,079,670	5,434	9,843
Sales	(82,571)	(179,110)	(410)	(831)
Servicing transfers	(484,530)	(458,189)	(2,015)	(1,547)
Runoff	(8,156,030)	(9,247,406)	(46,855)	(51,942)
Portfolio at June 30	$194,798,424	$229,276,001	1,310,110	1,506,490
The key driver of our servicing segment operating results for the six months ended June 30, 2017, as compared to 2016, was a 21% decline in total expenses, which more than offset the 12% decline in total revenue as a result of the portfolio runoff and declines in completed modifications. The decline in expenses was primarily driven by reductions in headcount and legal expenses and MSR valuation adjustments.
Three Months Ended June 30, 2017 versus 2016
Servicing and subservicing fee revenue declined by $51.5 million, or 17%, as compared to the second quarter of 2016 driven by a 15% decline in the average UPB and a 13% decline in the average number of assets in our portfolio due to runoff.
Total completed modifications decreased 44% as compared to the second quarter of 2016. The portion of modifications completed under HAMP (including streamlined HAMP) as a percentage of total modifications decreased to 24% in the second quarter of 2017 as compared to 55% for the second quarter of 2016 as a result of the expiration of the HAMP program on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date have until September 30, 2017 to finalize their modification. Revenue recognized in connection with loan modifications totaled $25.1 million and $56.3 million during the second quarter of 2017 and 2016, respectively, a decline of 55%.
Expenses were $55.8 million, or 22%, lower as compared to the second quarter of 2016. A 20% reduction in average U.S.-based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled a reduction in Compensation and benefits expense of $8.3 million, or 17%.
Servicing and origination expense, excluding the $10.0 million decrease in MSR fair value adjustments and impairment charges (valuation adjustments), declined $10.5 million, or 26% as compared to the second quarter of 2016 primarily due to a decrease in the provision for bad debts and lower Ginnie Mae claim losses. Ginnie Mae claim losses in the second quarter of 2016 included the accelerated recognition of expenses related to our participating in HUD’s ADPLS program, which were largely offset by a benefit in amortization expense as discussed below.
MSR amortization and valuation adjustments decreased $5.7 million due to a decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff. Increasing interest rates typically result in decreased prepayment activity for MSRs, which generally increases the value of our MSRs as the underlying loans prepay slower. We recognized impairment charges of $3.2 million and $9.1 million on our government-insured MSRs during the second quarter of 2017 and 2016, respectively, reflecting that interest rates decreased in both quarters, but less significantly in the second quarter of 2017 as compared to the second quarter of 2016. A decline in MSR fair value losses in the second quarter of 2017 was offset by an increase in amortization expense that resulted from a benefit recognized in the second quarter of 2016 related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program.
Professional services expense declined $21.0 million, or 58%, largely due to a $23.9 million decline in legal expenses that was principally the result of expenses incurred in 2016 defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities.
Occupancy and equipment expense declined $2.9 million, or 20%, largely because of the effect of the decline in the average number of assets in our servicing portfolio and various cost improvement initiatives on various expenses, principally the cost of postage and other delivery services.

Technology and communication expense declined by $1.9 million, or 14%. In addition, technology allocations, which are part of the costs charged through corporate overhead allocations, declined $3.4 million. Excluding technology allocations, costs charged through corporate overhead allocations (which are included in Other expense) increased $0.3 million.
Interest expense declined by $17.3 million, or 21%, in the second quarter of 2017 compared to the second quarter of 2016 primarily due to the December 2016 transfer of the SSTL from Servicing to Corporate Items and Other when we entered into an amended and restated SSTL facility agreement and lower match funded liabilities and related commitment fees. The transfer of the SSTL reduced interest expense by $8.4 million, and interest on match funded liabilities decreased by $6.0 million. The decline in match funded liabilities was consistent with the decline in servicing advances on a servicing portfolio that is smaller but better performing. In addition, interest expense related to financing liabilities for the second quarter of 2016 included $4.3 million of the compensatory fees paid to NRZ as a result of an earlier downgrade of our S&P servicer rating.
Six Months Ended June 30, 2017 versus 2016
Servicing and subservicing fee revenue declined $76.3 million, or 13%, as the average UPB and the average number of assets in our residential servicing and subservicing portfolio declined by 15% and 13%, respectively, due to portfolio runoff. Revenue recognized in connection with loan modifications declined to $64.3 million for the six months ended June 30, 2017 as compared to $98.3 million for the same period in 2016 consistent with the 19% decline in completed modifications.
Expenses were $113.2 million, or 21%, lower for the six months ended June 30, 2017 as compared to the same period of 2016. The 21% reduction in average U.S. based headcount and the migration of certain operations offshore enabled a reduction in Compensation and benefits expense of $17.3 million, or 18%.
Servicing and origination expense, excluding the $41.5 million reduction in MSR valuation adjustments, decreased by $9.8 million, or 13% for the six months ended June 30, 2017 as compared to the same period of 2016. This decrease is primarily due to a lower provision for bad debts and a decline in Ginnie Mae claim losses.
MSR amortization and valuation adjustments decreased $37.2 million because of the effects of portfolio runoff and a decrease in impairment charges related to our government insured MSRs. Impairment charges were $4.7 million and $39.0 million for the six months ended June 30, 2017 and 2016, respectively, reflecting that interest rates decreased in both quarters, but far less significantly for the period in 2017 compared to 2016. A decline in MSR fair value losses in the first half of 2017 was offset by an increase in amortization expense that resulted from a benefit recognized in the second quarter of 2016 related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program.
Professional services expense declined $34.7 million, or 50%, largely due to a $34.3 million decline in legal expenses that was principally the result of expenses incurred in 2016 defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities, including the now-settled Fisher matter.
Occupancy and equipment expense declined $11.1 million, or 31%, largely because of the effect of the decline in the average number of assets in our servicing portfolio and various cost improvement initiatives on various expenses, principally the cost of postage and other delivery services.
Technology and communication expense declined by $5.1 million, or 18%. However, this decline was partly offset by an increase of $2.1 million in technology allocations. Excluding technology allocations, costs charged through corporate overhead allocations increased by $1.1 million.
Interest expense declined by $46.4 million, or 26%, primarily due to reductions in interest expense related to the NRZ financing liability, the December 2016 transfer of the SSTL from Servicing to Corporate Items and Other, and lower match funded liabilities and related commitment fees. The transfer of the SSTL reduced interest expense by $17.1 million, while interest on match funded liabilities decreased by $11.5 million. The decline in match funded liabilities was consistent with the decline in servicing advances on our smaller but better performing servicing portfolio.
Interest expense related to the NRZ financing liability decreased by $17.6 million, in part because of the decline in the average UPB of the NRZ servicing portfolio due to runoff and because of an increase in the amount of performance fees paid to Ocwen. In addition, interest expense for the six months ended June 30, 2016 included $10.5 million of the compensatory fees paid to NRZ as a result of the earlier downgrade to our S&P servicer rating.
Lending
We are working to increase the scale and breadth of our Lending business. Consistent with our long-term strategy, we are focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio and expanding our geographic footprint through growing our wholesale origination businesses. Building the sales and operations capacity to meet this need is a goal for the business, as well as investment in the development of our Loan Operating System (LOS) and the continued use of process improvements to drive productivity.

We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. Reverse mortgages are originated and purchased through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.3 billion at June 30, 2017. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these Future Value draws. We recognize this Future Value over time as future draws are securitized or sold. At June 30, 2017, unrecognized Future Value is estimated to be $66.7 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans, utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
Loans are acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (retail). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest margin. We have exited the correspondent channel in our forward lending business and are focusing on the retail and wholesale channels.
After origination, we package and sell the loans in the secondary mortgage market, through GSE securitizations on a servicing retained basis and through whole loan transactions on a servicing released basis. Lending revenues include interest income earned for the period the loans are held by us, gain on sale revenue, which represents the difference between the origination value and the sale value of the loan, and fee income earned at origination.
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

The following table presents the results of operations of the Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$9,261	$9,606	(4)%	$20,621	$22,666	(9)%
Reverse loans	14,430	11,472	26	25,728	14,915	72
	23,691	21,078	12	46,349	37,581	23
Other	9,085	14,298	(36)	17,173	21,079	(19)
Total revenue	32,776	35,376	(7)	63,522	58,660	8

Expenses
Compensation and benefits	20,027	18,394	9	38,992	35,078	11
Servicing and origination	4,825	4,578	5	9,086	7,220	26
Professional services	641	484	32	983	640	54
Technology and communications	569	792	(28)	1,349	2,109	(36)
Occupancy and equipment	1,548	1,950	(21)	2,697	3,073	(12)
Amortization of mortgage servicing rights	70	78	(10)	141	159	(11)
Other	5,206	4,905	6	8,969	7,279	23
Total expenses	32,886	31,181	5	62,217	55,558	12

Other income (expense)
Interest income	3,007	4,204	(28)	5,754	7,815	(26)
Interest expense	(3,383)	(3,697)	(8)	(6,667)	(7,145)	(7)
Other, net	(128)	308	(142)	103	659	(84)
Total other income (expense), net	(504)	815	(162)	(810)	1,329	(161)

Income (loss) before income taxes	$(614)	$5,010	(112)%	$495	$4,431	(89)%

The following table provides selected operating statistics:

Periods ended June 30,	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Loan Production by Channel
Forward loans
Correspondent	$159,560	$539,618	(70)%	$456,804	$892,091	(49)%
Wholesale	355,560	479,299	(26)	717,449	835,179	(14)
Retail	184,376	94,024	96	365,776	173,803	110
	$699,496	$1,112,941	(37)%	$1,540,029	$1,901,073	(19)%

% HARP production	6%	4%	50%	6%	5%	20%
% Purchase production	41	40	3	37	37	—
% Refinance production	59	60	(2)	63	63	—

Reverse loans
Correspondent	$145,691	$93,918	55%	$309,239	$185,702	67%
Wholesale	86,400	73,147	18	165,953	140,848	18
Retail	43,357	39,888	9	73,332	71,559	2
	$275,448	$206,953	33%	$548,524	$398,109	38%
The key drivers of the results of our lending segment for the six months ended June 30, 2017 and the second quarter, as compared to 2016, were significant increases in reverse loan originations that were more than offset by substantial declines in forward loan originations principally as a result of a strategic decision to focus on the wholesale and retail channels that are expected to produce stronger economic returns. Gains on loans held for sale increased principally because of increased origination volume and higher margins in reverse lending. The declines in other revenues are principally the result of changes in fair value of reverse loans and the related financing liabilities. Average headcount increased more than 30% for both the year to date and the second quarter as we expanded our reverse originations, developed of our LOS and brought certain functions in house. A headcount reduction has been undertaken in forward lending to align capacity with volume levels.
Three Months Ended June 30, 2017 versus 2016
Total revenue declined by $2.6 million or 7% in second quarter of 2017 as total loan production declined by $345.0 million, or 26%. Other revenue decreased $5.2 million, or 36%, in the second quarter of 2017 primarily as a result of a $4.8 million decrease in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability. The $2.6 million, or 12% increase in Gains on loans held for sale, net is due to higher origination volume in our reverse lending business. Gains in the forward lending business decreased slightly due to lower volume and margin rates in the correspondent and wholesale channels, which was substantially offset by higher volume and higher margin rates in the retail channel.
Total expenses increased $1.7 million, or 5%, in the second quarter of 2017. Compensation and benefits expense increased $1.6 million, or 9%, as average headcount increased by 31% over the second quarter of 2016. Offshore hiring accounted for 64% of the increase in average headcount. Direct acquisition costs, a component of Gain on loans held for sale, net, are offset by origination fee income that is included in Other revenue.
Interest income, which consists primarily of interest earned on newly originated and purchased loans prior to sale to investors, has declined consistent with lower origination volume in our forward lending business. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Six Months Ended June 30, 2017 versus 2016
Total revenue increased by $4.9 million or 8% in spite of the $210.6 million, or 9%, decline in total loan production. Gains on loans held for sale, net increased $8.8 million, or 23%, largely attributed to higher origination volume and improved margin rates in our reverse lending business. This improvement in reverse lending was partially offset by a decline in the forward channel gains due to lower margin rates in all channels and lower volume in the correspondent and wholesale channels, which was partially offset by an increase in retail volume. Other revenue decreased $3.9 million, or 19%, primarily as a result of a

$3.1 million decrease in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability.
Total expenses increased $6.7 million, or 12%. Compensation and benefits expense increased $3.9 million, or 11%, as average headcount increased by 32% as compared to the prior year. The $1.7 million, or 23%, increase in Other expenses was driven primarily by a $3.1 million increase in the provision for indemnification obligations due to a reversal of the liability in 2016.
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
ACS provides short-term inventory-secured loans to independent used car dealers to finance their inventory. In addition, Ocwen formed CRL, our wholly-owned captive reinsurance subsidiary, and entered into a quota share re-insurance agreement effective in 2016 with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by us. As noted in “Overview” above, we are considering the potential benefits of monetizing our investment in the ACS business in the near term.
A portion of interest income is allocated to the Servicing and Lending segments, including interest earned on cash balances and short-term investments. Expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.
The following table presents the results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$6,740	$12,558	(46)%	$13,840	$12,604	10%

Expenses
Compensation and benefits	30,140	31,495	(4)	61,854	60,933	2
Servicing and origination	1,332	6,504	(80)	2,763	6,580	(58)
Professional services	49,719	84,834	(41)	71,323	122,082	(42)
Technology and communications	12,149	18,510	(34)	26,443	28,600	(8)
Occupancy and equipment	2,947	3,842	(23)	7,199	6,914	4
Other	2,625	7,668	(66)	17,257	11,333	52
Total expenses before corporate overhead allocations	98,912	152,853	(35)	186,839	236,442	(21)
Corporate overhead allocations
Servicing segment	(52,328)	(56,011)	(7)	(109,134)	(108,122)	1
Lending segment	(918)	(756)	21	(1,901)	(2,273)	(16)
Total expenses	45,666	96,086	(52)	75,804	126,047	(40)

Other income (expense), net
Interest income	1,058	951	11	1,987	1,676	19
Interest expense	(13,842)	(6,139)	125	(27,269)	(12,307)	122
Other	1,498	(508)	(395)	2,298	(1,017)	(326)
Total other expense, net	(11,286)	(5,696)	98	(22,984)	(11,648)	97

Loss before income taxes	$(50,212)	$(89,224)	(44)%	$(84,948)	$(125,091)	(32)%
The key driver of the results of our corporate items and other segment for both the three and six months ended June 30, 2017, as compared to 2016, were declines in total expenses before allocations, principally because of decreases in regulatory monitoring costs and in legal fees and settlements expense. Offsetting these items was an increase in interest expense as a result of the transfer of the SSTL from the servicing segment at the beginning of 2017 after we entered into an amended and restated SSTL facility agreement in December 2016. We also exchanged $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022, which also occurred in December 2016.
Three Months Ended June 30, 2017 versus 2016
Revenue for the second quarter of 2017 includes $6.0 million of premiums generated by CRL, as compared to the second quarter of 2016, which includes the initial recognition of $12.2 million of premiums that were retroactive to the beginning of 2016 under the reinsurance agreement we entered into in the second quarter of 2016.
The $53.9 million, or 35%, decrease in expenses before allocations is primarily due to a $35.1 million, or 41%, decline in Professional services expense, which resulted from a $27.7 million decrease in regulatory monitoring costs and a $4.8 million decrease in legal fees and settlements. The decrease in regulatory monitoring costs reflects the termination of the CA Auditor and NY Operations Monitor engagements. Legal expenses for the second quarter of 2017 includes a $48.0 million increase in our accrual for the Securities Class Action matter, while the second quarter of 2016 included $30.0 million in connection with the settlement of the Fisher Cases and $15.0 million recorded in connection with our discussions with the CA DBO that resulted in the termination of the 2015 CA Consent Order. Offsetting legal settlement expenses recognized in the second quarter of 2017 are $35.8 million of anticipated recoveries, including a $21.8 million recovery of prior settlement expenses and a $14.0 million insurance recovery against our aggregate exposure in the Securities Class Action matter.
During the second quarter, Technology and communications expense declined $6.4 million, or 34%, primarily due to the recognition of certain software development expenses in the second quarter of 2016. The $5.2 million, or 80%, in Servicing and origination expense occurred principally because the second quarter of 2017 includes $1.3 million of reinsurance commissions, versus the second quarter of 2016, which includes the initial recognition of $5.4 million of reinsurance commissions retroactive to the beginning of 2016 in connection with the reinsurance agreement we entered into in the second quarter of 2016.
Interest expense in the second quarter of 2017 increased by $7.7 million, or 125%, primarily as a result of our transfer of the SSTL from the servicing segment to the corporate items and other segment when we entered into an amended and restated SSTL facility agreement in December 2016. In December 2016, we also exchanged $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022.
Six Months Ended June 30, 2017 versus 2016
The $49.6 million, or 21%, decrease in expenses before allocations is primarily due to a $50.8 million, or 42%, decline in Professional services expense, which resulted from a $53.3 million decrease in regulatory monitoring costs partly offset by a $3.8 million increase in legal fees and settlements. The regulatory monitoring costs decrease reflects the conclusion of the NY DFS and CA DBO engagements. Legal fees and settlements expense for the six months ended June 30, 2017 includes the $56.0 million reserve for the Securities Class Action matter, while the six months ended June 30, 2016 included the $30.0 million recorded in connection with the settlement of the Fisher Cases and the $15.0 million charge in connection with our discussions with the CA DBO that resulted in the termination of the 2015 CA Consent Order. We recorded $35.8 million of anticipated recoveries related to litigation settlements in the second quarter of 2017 as an offset to legal expenses.
Additionally, Servicing and origination expense declined by $3.8 million, or 58%, primarily due to a decrease in reinsurance commissions incurred by CRL. Other expense for the six months ended June 30, 2017 increased by $5.9 million, or 52%, due to a $5.1 million increase in the provision for losses on ACS automotive dealer financing notes principally as a result of the deterioration in credit quality of notes due from certain dealers. Due to the increase in the age of these notes, as of March 31, 2017 we have assumed that the notes due from these dealers are fully collateral-dependent, with no recoveries beyond estimated liquidation value of the remaining unsold inventory.
Interest expense increased by $15.0 million, or 122%, primarily as a result of our transfer of the SSTL from the servicing segment to the corporate items and other segment and the exchange of our Senior Unsecured Notes for our Senior Secured Notes, both of which occurred in December 2016 as disclosed above.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2017, our cash position was $251.5 million compared to $256.5 million at December 31, 2016. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing revolving lines of credit in order to reduce interest expense, (3) reducing corporate leverage and (4) expanding into similar or complementary businesses that meet our return on capital requirements.

Sources of Funds
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded advance financing facilities;

•	Proceeds from other borrowings, including warehouse facilities; and

•	Proceeds from sales of originated loans and repurchased loans.
We also expect to receive substantial amounts from NRZ as MSRs transfer to NRZ under our July 2017 agreements with NRZ.
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. Revolving variable funding notes issued by our advance financing facilities to large global financial institutions generally have a 364-day revolving period. Term notes are generally issued to institutional investors with one-, two- or three-year maturities. The revolving periods for our variable funding notes with a total borrowing capacity of $285.0 million and term notes of $400.0 million end in 2017.
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
Advances and match funded advances comprised 19% of total assets at June 30, 2017. Our borrowings under our advance financing facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts.
The available borrowing capacity under our advance financing facilities since December 31, 2016 has decreased by $63.8 million from $274.0 million at December 31, 2016 to $210.2 million at June 30, 2017 because we reduced the maximum borrowing capacity by $260.0 million based on our anticipated future usage. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At June 30, 2017, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. The loans are transferred at a discount, or haircut, which serves as the primary credit enhancement for the lender. Currently, all of our master repurchase and participation agreements have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At June 30, 2017, we had total borrowing capacity under our warehouse facilities of $725.0 million. Of the borrowing capacity extended on a committed basis, $113.9 million was available at June 30, 2017, and none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged. Uncommitted amounts ($283.9 million available at June 30, 2017) are advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
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
We continue to assess the impact of the recent regulatory actions taken against us by the CFPB, thirty state mortgage and banking regulatory agencies and two state attorneys general, including with respect to the potential of these actions to impact adversely our liquidity and capital resources. We have revised our operations, where necessary, so as to comply with the orders while we attempt to negotiate resolutions. While we do not currently believe the limitations resulting from these regulatory actions on our loan origination or servicing activities will have a material impact on our financial results if we can resolve these agencies’ concerns on a timely basis, we do expect legal expenses to increase. If we are unable to obtain timely resolutions, more serious consequences could result, which could result in material and adverse impacts on our strategy, liquidity and capital resources, including those outlined in Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.
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
In assessing our liquidity outlook, our primary focus is on six measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Any projected future sales of MSRs and the reimbursement of related servicing advances;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity;

•	Projected future originations and purchases of forward and reverse mortgage loans and automobile dealer floor plan loans; and

•	Projected funding requirements of new business initiatives.
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
The revolving periods of our advance financing facilities end during 2017 for variable funding notes with a total borrowing capacity of $285.0 million and $124.3 million of outstanding borrowings at June 30, 2017. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period. In addition, we would be required to begin amortizing our two-year term notes with a borrowing capacity of $400.0 million if we do not renew, replace or extend these notes during 2017.

Similarly, all of our master repurchase and participation agreements for financing new loan originations have 364-day terms. At June 30, 2017, we had $47.5 million outstanding under these financing arrangements that mature in 2017.
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

•	On April 25, 2017, we extended to April 30, 2018 the maturity of two warehouse facilities with a combined uncommitted borrowing capacity of $250.0 million.

•	On May 18, 2017, we negotiated a reduction in the borrowing capacity of two warehouse facilities from a combined $110.0 million to $75.0 million.

•
On May 29, 2017, we negotiated a change in the borrowing capacity of two warehouse facilities from $200.0 million available on a committed basis to $100.0 million available on a committed basis and the remainder of the borrowing capacity available at the discretion of the lender. On August 1, 2017, we voluntarily terminated these facilities.

•
On June 8, 2017, we negotiated a renewal through June 7, 2018 of an advance financing facility. As part of the renewal, we decreased the maximum borrowing capacity of the facility from $160.0 million to $110.0 million.

•	Effective June 30, 2017, we negotiated a reduction in the combined borrowing capacity under the variable rate notes of an advance financing facility from $420.0 million to $210.0 million.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Review for Downgrade	Jun. 16, 2017
S&P	B –	Negative	Jul. 25, 2017
Fitch	B –	Rating Watch Negative	Apr. 24, 2017
Kroll Bond Rating Agency	CCC	Negative	Jul. 26, 2017
On July 25, 2017, S&P affirmed our long-term corporate rating of “B-” and removed our ratings from CreditWatch with Negative implications. On July 26, 2017, Kroll Bond Rating Agency affirmed our corporate ratings at “CCC” and removed our ratings from Watch Downgrade status. On June 16, 2017, Moody’s downgraded our long-term corporate rating to “Caa1” from “B3.” On April 24, 2017, Fitch placed our ratings on Rating Watch Negative. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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

Cash flows for the six months ended June 30, 2017
Our operating activities provided $280.7 million of cash largely due to $226.7 million of net collections of servicing advances. Net cash paid on loans held for sale was $26.2 million for the three months ended June 30, 2017.
Our investing activities used $516.2 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $505.9 million, net cash outflows of $8.8 million in connection with our ACS business and additions to premises and equipment of $7.2 million. Cash inflows include the receipt of $5.2 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $230.3 million of cash. Cash inflows include $664.5 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $176.2 million. Cash outflows include $172.6 million of net repayments on match funded liabilities as a result of advance recoveries, and $8.4 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage warehouse facilities used to fund loan originations by $27.9 million.
Cash flows for the six months ended June 30, 2016
Our operating activities provided $172.2 million of cash largely due to $215.5 million of net collections of servicing advances. Net cash paid on loans held for sale during the six months ended June 30, 2016 was $93.7 million.
Our investing activities used $376.6 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $436.8 million and additions to premises and equipment of $17.3 million. Cash inflows for the six months ended June 30, 2016 include the receipt of $81.8 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $166.1 million of cash. Cash inflows include $523.0 million received in connection with our reverse mortgage securitizations, less repayment of the related financing liability of $98.9 million. Cash outflows are primarily comprised of $152.7 million of net repayments on match funded liabilities as a result of advance recoveries and $29.4 million of repayments on the SSTL. Cash outflows for the six months ended June 30, 2016 also include the repurchase of 991,985 shares of common stock under our share repurchase program for $5.9 million prior to its expiration on July 31, 2016.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have analyzed our unfunded commitments and other contractual obligations and have evaluated the appropriateness of the key assumptions in forecasting our ability to satisfy these obligations. Based upon these evaluations and analyses, we believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2017, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. During the six months ended June 30, 2017, we executed two new match funded lending agreements to finance automotive dealer loans made by our ACS business. We also executed renewals and reductions in borrowing capacity of certain mortgage loan warehouse and match funded advance financing facilities. There were no other significant changes to our contractual obligations during the six months ended June 30, 2017. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
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
VIEs. If we determine that we are the primary beneficiary of a VIE, we include the VIE in our consolidated financial statements. We have interests in VIEs that we do not consolidate because we have determined that we are not the primary beneficiary of the VIEs. In addition, we have transferred forward and reverse mortgage loans in transactions accounted for as sales or as secured borrowings for which we retained the obligation for servicing and for standard representations and warranties on the loans. See Note 2 – Securitizations and Variable Interest Entities to the Unaudited Consolidated Financial Statements for additional information.
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	June 30, 2017	December 31, 2016
Loans held for sale	$260,959	$314,006
Loans held for investment - Reverse mortgages	4,223,776	3,565,716
MSRs - recurring basis	625,650	679,256
MSRs - nonrecurring basis, net (1)	135,515	144,783
Derivative assets	9,051	9,279
Mortgage-backed securities	8,986	8,342
U.S. Treasury notes	2,076	2,078
Assets at fair value	$5,266,013	$4,723,460
As a percentage of total assets	66%	62%
Financing liabilities	$4,502,633	$3,911,488
Derivative liabilities	10	1,550
Liabilities at fair value	$4,502,643	$3,913,038
As a percentage of total liabilities	61%	56%
Assets at fair value using Level 3 inputs	$5,017,333	$4,429,307
As a percentage of assets at fair value	95%	94%
Liabilities at fair value using Level 3 inputs	$4,502,633	$3,911,488
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $32.8 million and $28.2 million at June 30, 2017 and December 31, 2016, respectively.

Assets at fair value using Level 3 inputs increased during the six months ended June 30, 2017 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation and Amortization of MSRs
MSRs are assets that represent the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions or business combinations. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we account for MSRs using the amortization or fair value measurement method. For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. We recognized $4.7 million of impairment charges on our government-insured MSRs during the six months ended June 30, 2017 (including $3.2 million during the second quarter), as the fair value for this stratum further relative to its carrying value. This additional impairment was primarily due to lower interest rates. The carrying value of this stratum at June 30, 2017 was $135.5 million, net of the valuation allowance of $32.8 million. We recognize MSR impairment charges in Servicing and origination expense in the consolidated statements of operations.
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

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$93,334	$93,334	$146,698	$146,698
Loans held for sale, at fair value	239,490	239,490	284,632	284,632
Loans held for sale, at lower of cost or fair value (1)	21,469	21,469	29,374	29,374
Loans held for investment, at fair value	4,223,776	4,223,776	3,565,716	3,565,716
Automotive dealer financing notes (including match funded)	33,867	33,527	33,224	33,147
U.S. Treasury notes	2,076	2,076	2,078	2,078
Debt service accounts and interest-earning time deposits	46,657	46,657	49,276	49,276
Total rate-sensitive assets	$4,660,669	$4,660,329	$4,110,998	$4,110,921

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Liabilities:
Match funded liabilities	$1,108,377	$1,103,202	$1,280,997	$1,275,059
HMBS-related borrowings	4,061,626	4,061,626	3,433,781	3,433,781
Other secured borrowings (2)	643,860	653,746	678,543	682,703
Senior notes (2)	347,063	335,084	346,789	355,303
Total rate-sensitive liabilities	$6,160,926	$6,153,658	$5,740,110	$5,746,846

	June 30, 2017		December 31, 2016
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$725,000	$1,937	$955,000	$1,836
IRLCs	245,578	5,352	360,450	6,507
Forward MBS trades	392,596	1,752	609,177	(614)
Derivatives, net		$9,041		$7,729

(1)	Net of market valuation allowances and including non-performing loans.

(2)	The carrying values are net of unamortized debt issuance costs and discount.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2017, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2017 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$2,590	$(3,135)
Forward MBS trades	(3,469)	4,087
Total loans held for sale and related derivatives	(879)	952

Fair value MSRs (1)	(776)	799
MSRs, embedded in pipeline	(290)	280
Total fair value MSRs	(1,066)	1,079

Total, net	$(1,945)	$2,031

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
Based on June 30, 2017 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $10.4 million resulting from an increase of $24.9 million in annual interest income and an increase of $14.4 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $5.0 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2017.
Based on such evaluation, and solely because of the previously disclosed material weakness in internal control over financial reporting (see our Annual Report on Form 10-K/A for the year ended December 31, 2016) related to ineffective controls regarding the review and disclosure of regulatory matters, management concluded that our internal control over financial reporting was not effective as of June 30, 2017. Our controls related to the review and disclosure of regulatory matters were not operating effectively to ensure such matters were adequately disclosed. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We are improving the communication and evaluation of regulatory matters and related disclosures to and by Ocwen’s Disclosure Review Committee (DRC) by creating a working group comprised of representatives from accounting, financial reporting, legal and compliance who are charged with reviewing regulatory matters and disclosures. The DRC will also include a discussion of regulatory matters on its agenda. Management believes these changes will remediate the material weakness in internal control over financial reporting described above. We will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 19 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, and we added additional risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Understanding these risks is important to understanding any statement in such Annual Report and in our subsequent SEC filings, (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (filed herewith)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (1)
10.1*	Ocwen Financial Corporation 2017 Performance Incentive Plan (2)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*    Management contract or compensatory plan or agreement.

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2016.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 24, 2017.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Michael R. Bourque, Jr.
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 3, 2017