Form 10-Q
period 2017-09-30
OCWEN FINANCIAL CORP
filed 2017-11-02
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 27, 2017: 130,859,058 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed or referenced under Item 1A, Risk Factors and the following:

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

•
reactions to the announcement of such investigations, litigation, cease and desist orders or settlements by key counterparties, including lenders, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Association (Ginnie Mae);

•	our ability to comply with the terms of our settlements with regulatory agencies;

•	increased regulatory scrutiny and media attention;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

•
our ability to comply with our servicing agreements, including our ability to comply with our agreements with, and the requirements of, Fannie Mae, Freddie Mac and Ginnie Mae and maintain our seller/servicer and other statuses with them;

•
the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover advances, repay borrowings and comply with our debt agreements, including the financial and other covenants contained in them;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	failure of our information technology and other security measures or breach of our privacy protections, including any failure to protect customers’ data;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	our dependence on New Residential Investment Corp. (NRZ) for a substantial portion of our advance funding for non-agency mortgage servicing rights;

•	our ability to timely transfer mortgage servicing rights under our July 2017 agreements with NRZ and our ability to maintain our long-term relationship with NRZ under these new arrangements;

•	the loss of the services of our senior managers;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•
uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, Ginnie Mae, trustees and government sponsored entities (GSEs), regarding loan put-backs, penalties and legal actions;

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

•	our reserves, valuations, provisions and anticipated realization on assets;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to realize anticipated future gains from future draws on existing loans in our reverse mortgage portfolio;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business, including our new business initiatives;

•	our ability to meet capital requirements established by, or agreed with, regulators or counterparties;

•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets
Cash	$299,888	$256,549
Mortgage servicing rights ($598,147 and $679,256 carried at fair value)	944,308	1,042,978
Advances, net	197,953	257,882
Match funded assets (related to variable interest entities (VIEs))	1,243,899	1,451,964
Loans held for sale ($200,438 and $284,632 carried at fair value)	223,662	314,006
Loans held for investment, at fair value	4,459,760	3,565,716
Receivables, net	231,514	265,720
Premises and equipment, net	42,720	62,744
Other assets ($19,067 and $20,007 carried at fair value)(amounts related to VIEs of $26,647 and $43,331)	453,901	438,104
Total assets	$8,097,605	$7,655,663

Liabilities and Equity
Liabilities
HMBS-related borrowings, at fair value	$4,358,277	$3,433,781
Other financing liabilities ($447,843 and $477,707 carried at fair value)	536,981	579,031
Match funded liabilities (related to VIEs)	1,028,016	1,280,997
Other secured borrowings, net	544,589	678,543
Senior notes, net	347,201	346,789
Other liabilities ($71 and $1,550 carried at fair value)	693,119	681,239
Total liabilities	7,508,183	7,000,380

Commitments and Contingencies (Notes 20 and 21)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 130,859,058 and 123,988,160 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,309	1,240
Additional paid-in capital	544,392	527,001
Retained earnings	42,400	126,167
Accumulated other comprehensive loss, net of income taxes	(1,293)	(1,450)
Total Ocwen stockholders’ equity	586,808	652,958
Non-controlling interest in subsidiaries	2,614	2,325
Total equity	589,422	655,283
Total liabilities and equity	$8,097,605	$7,655,663

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Servicing and subservicing fees	$233,220	$302,235	$761,523	$906,993
Gain on loans held for sale, net	25,777	25,645	76,976	69,074
Other	25,645	31,568	79,307	87,192
Total revenue	284,642	359,448	917,806	1,063,259

Expenses
Compensation and benefits	90,538	92,942	272,750	287,613
Servicing and origination	72,524	63,551	204,947	249,230
Professional services	38,417	65,489	145,651	257,795
Technology and communications	27,929	25,941	79,530	85,519
Occupancy and equipment	15,340	16,760	49,569	62,213
Amortization of mortgage servicing rights	13,148	(2,558)	38,560	18,595
Other	15,583	9,553	39,335	24,388
Total expenses	273,479	271,678	830,342	985,353

Other income (expense)
Interest income	4,099	5,158	12,101	14,488
Interest expense	(47,281)	(110,961)	(212,471)	(308,083)
Gain on sale of mortgage servicing rights, net	6,543	5,661	7,863	7,689
Other, net	(1,077)	14,736	6,384	11,841
Total other expense, net	(37,716)	(85,406)	(186,123)	(274,065)

Income (loss) before income taxes	(26,553)	2,364	(98,659)	(196,159)
Income tax benefit	(20,418)	(7,110)	(15,465)	(7,214)
Net income (loss)	(6,135)	9,474	(83,194)	(188,945)
Net income attributable to non-controlling interests	(117)	(83)	(289)	(373)
Net income (loss) attributable to Ocwen stockholders	$(6,252)	$9,391	$(83,483)	$(189,318)

Income (loss) per share attributable to Ocwen stockholders
Basic	$(0.05)	$0.08	$(0.66)	$(1.53)
Diluted	$(0.05)	$0.08	$(0.66)	$(1.53)

Weighted average common shares outstanding
Basic	128,744,152	123,986,987	125,797,777	123,991,343
Diluted	128,744,152	124,134,507	125,797,777	123,991,343

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(6,135)	$9,474	$(83,194)	$(188,945)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	45	89	157	263
Total other comprehensive income, net of income taxes	45	89	157	263

Comprehensive income (loss)	(6,090)	9,563	(83,037)	(188,682)
Comprehensive income attributable to non-controlling interests	(117)	(83)	(289)	(373)
Comprehensive income (loss) attributable to Ocwen stockholders	$(6,207)	$9,480	$(83,326)	$(189,055)

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2016	123,988,160	$1,240	$527,001	$126,167	$(1,450)	$2,325	$655,283
Net income (loss)	—	—	—	(83,483)	—	289	(83,194)
Issuance of common stock	6,075,510	61	13,852	—	—	—	13,913
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-09	—	—	284	(284)	—	—	—
Equity-based compensation and other	795,388	8	3,255	—	—	—	3,263
Other comprehensive income, net of income taxes	—	—	—	—	157	—	157
Balance at September 30, 2017	130,859,058	$1,309	$544,392	$42,400	$(1,293)	$2,614	$589,422

Balance at December 31, 2015	124,774,516	$1,248	$526,148	$325,929	$(1,763)	$3,076	$854,638
Net income (loss)	—	—	—	(189,318)	—	373	(188,945)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	137,618	1	4,016	—	—	—	4,017
Capital distribution to non-controlling interest	—	—	—	—	—	(1,138)	(1,138)
Other comprehensive income, net of income taxes	—	—	—	—	263	—	263
Balance at September 30, 2016	123,989,954	$1,240	$524,725	$136,611	$(1,500)	$2,311	$663,387

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(83,194)	$(188,945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage servicing rights	38,560	18,595
Loss on valuation of mortgage servicing rights, at fair value	78,437	63,609
Impairment charge (reversal) on mortgage servicing rights	(1,551)	37,164
Gain on sale of mortgage servicing rights, net	(7,863)	(7,689)
Realized and unrealized losses on derivative financial instruments	364	2,213
Provision for bad debts	57,274	61,191
Depreciation	20,430	18,277
Loss on write-off of fixed assets	6,834	—
Amortization of debt issuance costs	1,979	10,475
Equity-based compensation expense	4,489	4,000
Gain on valuation of financing liability	(27,024)	—
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(18,637)	(22,329)
Gain on loans held for sale, net	(39,542)	(52,206)
Origination and purchase of loans held for sale	(3,074,725)	(4,575,264)
Proceeds from sale and collections of loans held for sale	3,067,522	4,493,887
Changes in assets and liabilities:
Decrease in advances and match funded assets	285,066	343,129
Decrease in receivables and other assets, net	156,008	122,305
Increase (decrease) in other liabilities	(66,321)	4,749
Other, net	3,102	17,263
Net cash provided by operating activities	401,208	350,424

Cash flows from investing activities
Origination of loans held for investment	(961,642)	(1,185,565)
Principal payments received on loans held for investment	311,560	528,263
Purchase of mortgage servicing rights	(1,658)	(15,969)
Proceeds from sale of mortgage servicing rights	2,263	45,254
Proceeds from sale of advances	6,119	74,982
Issuance of automotive dealer financing notes	(129,471)	—
Collections of automotive dealer financing notes	119,389	—
Additions to premises and equipment	(7,365)	(28,649)
Other, net	1,480	9,483
Net cash used in investing activities	(659,325)	(572,201)

Cash flows from financing activities
Repayment of match funded liabilities, net	(252,981)	(218,517)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	5,810,591	6,632,059
Repayments of mortgage loan warehouse facilities and other secured borrowings	(6,016,169)	(6,834,720)
Payment of debt issuance costs	(841)	(2,242)
Proceeds from sale of mortgage servicing rights accounted for as a financing	54,601	—
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	981,730	820,438
Repayment of HMBS-related borrowings	(287,908)	(161,995)
Issuance of common stock	13,913	—
Repurchase of common stock	—	(5,890)
Other	(1,480)	(1,094)
Net cash provided by financing activities	301,456	228,039

Net increase in cash	43,339	6,262
Cash at beginning of year	256,549	257,272
Cash at end of period	$299,888	$263,534

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
We had a total of approximately 8,300 employees at September 30, 2017 of which approximately 5,400 were located in India and approximately 700 were based in the Philippines. Our operations in India and the Philippines provide internal support services, principally to our loan servicing business as well as to our corporate functions. Of our foreign-based employees, nearly 80% were engaged in supporting our loan servicing operations as of September 30, 2017.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to successfully operate our business.
We have incurred a net loss for the nine months ended September 30, 2017, which follows losses in each of the last three fiscal years. While these losses have eroded stockholders’ equity and weakened our financial condition, it is important to note that we generated positive operating cash flow in each of these periods. We expect our cash position to strengthen in fiscal 2017 as a result of the acceleration of proceeds we expect to receive in connection with our recent agreements with New Residential Investment Corp. (NRZ), which are discussed in additional detail in Note 8 — Rights to MSRs. As a result of the acceleration of these payments from 2018 and 2019 and before considering other strategies discussed below, it is possible the business may not generate positive operating cash flow in one or more quarters of 2018. In order to drive stronger financial performance, we have begun exploring strategic approaches to streamline our business. To that end, we are seeking to focus our operations on servicing and on portfolio recapture through our forward lending retail channel. We have also taken various strategic actions with respect to our forward lending business, as we continue to evaluate the overall mortgage lending business and marketplace. In the second quarter of 2017, we closed our forward lending correspondent channel due to low margins and began selling all of our forward lending wholesale channel originations on a servicing released basis to reduce capital consumption. We have also entered into an agreement to sell certain assets of our forward lending wholesale operation, and, upon closing of that transaction, we intend to exit the forward lending wholesale business. See Note 20 — Commitments for additional information. While these changes may limit our generation of new servicing assets in the near term, we believe that they will, over time, improve our returns and improve cash flow relative to current operations. We are also evaluating our long-term strategy with respect to our reverse lending and automotive capital services activities, which could include the sale of one or both of these businesses or certain assets of these businesses.

Our business continues to be impacted by regulatory actions, regulatory settlements and the current regulatory environment. We have faced, and expect to continue to face, heightened regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. Since April 20, 2017, the CFPB, mortgage and banking regulatory agencies from 30 states and the District of Columbia and two state attorneys general have taken regulatory actions against us that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. As of November 1, 2017, we have resolved these regulatory matters with 21 states and the District of Columbia while continuing to seek resolutions with the remaining nine states and the two state attorneys general. The consequences of these regulatory actions have included one rating agency downgrading our long-term corporate debt, several rating agencies putting our servicer ratings on watch and Ginnie Mae sending us a notice of violation that included a forbearance on exercising rights that has been extended until January 24, 2018. Our business, operating results and financial condition have been significantly impacted in recent periods by legal and other fees and settlement payments related to litigation and regulatory matters, including the costs of third-party monitoring firms under our regulatory settlements. Should the number or scope of regulatory actions against us increase or expand or should reasonable resolutions not be reached, our business, reputation, financial condition, liquidity and results of operations could be adversely affected. See Note 7 – Mortgage Servicing, Note 11 – Borrowings, Note 19 – Regulatory Requirements and Note 21 – Contingencies for further information.
With regard to the current maturities of our borrowings, as of September 30, 2017, we have approximately $1.0 billion of debt outstanding under facilities coming due in the next 12 months, including scheduled payments under our Senior Secured Term Loan (SSTL), certain notes under our servicing advance match funded facilities and our mortgage loan warehouse facilities. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. Provisions of this type are commonly found in debt agreements such as ours. Certain of these provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. If a lender were to allege an event of default, whether as a result of recent events or otherwise, and we are unable to avoid, remedy or secure a waiver, we could be subject to adverse action by our lenders, including acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies, any of which could have a material adverse impact on us. In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. These seller/servicer obligations include financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. See Note 11 – Borrowings and Note 19 – Regulatory Requirements for additional information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Certain amounts in the unaudited consolidated statement of cash flows for the nine months ended September 30, 2016 have been reclassified to conform to the current year presentation as follows:

•
Within the operating activities section, we reclassified Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings from Other to a new separate line item. In addition, we reclassified amounts related to reverse mortgages from Gain on loans held for sale, net to Other.

•
Within the financing activities section, we reclassified Proceeds from exercise of stock options to Other. In addition, we reclassified Repayments of HMBS-related borrowings from Repayments of mortgage loan warehouse facilities and other secured borrowings to a new separate line item.

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
For the timing of the recognition of excess tax benefits, the cumulative-effect adjustment was to recognize an increase in retained earnings of $5.0 million and a deferred tax asset for the same amount. However, because we have determined that our U.S. and USVI deferred tax assets are not considered to be more likely than not realizable, we established an offsetting full valuation allowance on the deferred tax asset through a reduction in retained earnings.
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
Recently Issued Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09)
In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard. Under this standard, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should recognize revenue through the following five-step process:
Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.
ASU 2014-09 will be effective for us on January 1, 2018. An entity should apply the amendments in this ASU either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect recognized at the date of initial application. The guidance in this standard does not apply to financial instruments and other contractual rights or obligations within the scope of ASC 860, Transfers and Servicing. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
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
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
In August 2017, the FASB issued ASU 2017-12 to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements, and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This standard will be effective for us on January 1, 2019, with early application permitted in any interim period. We are currently evaluating the effect of adopting this standard.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Proceeds received from securitizations	$687,502	$1,511,991	$2,711,651	$3,878,461
Servicing fees collected	10,300	3,768	30,250	10,441
Purchases of previously transferred assets, net of claims reimbursed	(1,234)	(271)	(3,958)	(1,051)
	$696,568	$1,515,488	$2,737,943	$3,887,851
In connection with these transfers, we retained MSRs of $3.6 million and $18.6 million, and $9.8 million and $26.5 million, during the three and nine months ended September 30, 2017 and 2016, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans at the dates indicated:

	September 30, 2017	December 31, 2016
Carrying value of assets:
Mortgage servicing rights, at amortized cost	$98,314	$94,492
Mortgage servicing rights, at fair value	224	233
Advances and match funded advances	53,683	37,336
UPB of loans transferred	11,905,357	10,485,697
Maximum exposure to loss	$12,057,578	$10,617,758
At September 30, 2017 and December 31, 2016, 7.7% and 7.6%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
At September 30, 2017 and December 31, 2016, HMBS-related borrowings of $4.4 billion and $3.4 billion were outstanding. Loans held for investment, at fair value were $4.5 billion and $3.6 billion at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, Loans held for investment included $39.2 million and $81.3 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 3 – Fair Value and Note 11 – Borrowings for additional information on HMBS-related borrowings and Loans held for investment - Reverse mortgages.
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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows at the dates indicated:

		September 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$200,438	$200,438	$284,632	$284,632
Loans held for sale, at lower of cost or fair value (b)	3	23,224	23,224	29,374	29,374
Total Loans held for sale		$223,662	$223,662	$314,006	$314,006

Loans held for investment (a)	3	$4,459,760	$4,459,760	$3,565,716	$3,565,716
Advances (including match funded) (c)	3	1,405,816	1,405,816	1,709,846	1,709,846
Automotive dealer financing notes (including match funded) (c)	3	36,036	38,578	33,224	33,147
Receivables, net (c)	3	231,514	231,514	265,720	265,720
Mortgage-backed securities, at fair value (a)	3	9,327	9,327	8,342	8,342
U.S. Treasury notes (a)	1	1,575	1,575	2,078	2,078

Financial liabilities:
Match funded liabilities (c)	3	$1,028,016	$1,023,241	$1,280,997	$1,275,059
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$4,358,277	$4,358,277	$3,433,781	$3,433,781
Financing liability - MSRs pledged, at fair value (a)	3	447,843	447,843	477,707	477,707
Other (c)	3	89,138	68,615	101,324	81,805
Total Financing liabilities		$4,895,258	$4,874,735	$4,012,812	$3,993,293
Other secured borrowings:
Senior secured term loan (c) (d)	2	$313,316	$322,238	$323,514	$327,674
Other (c)	3	231,273	231,273	355,029	355,029
Total Other secured borrowings		$544,589	$553,511	$678,543	$682,703

Senior notes:
Senior unsecured notes (c) (d)	2	$3,122	$2,997	$3,094	$3,048
Senior secured notes (c) (d)	2	344,079	340,808	$343,695	352,255
Total Senior notes		$347,201	$343,805	$346,789	$355,303

Derivative financial instruments assets (liabilities), at fair value (a):
Interest rate lock commitments	2	$4,969	$4,969	$6,507	$6,507
Forward mortgage-backed securities	1	973	973	(614)	(614)
Interest rate caps	3	1,839	1,839	1,836	1,836

		September 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$598,147	$598,147	$679,256	$679,256
Mortgage servicing rights, at amortized cost (c) (e)	3	346,161	424,208	363,722	467,911
Total Mortgage servicing rights		$944,308	$1,022,355	$1,042,978	$1,147,167

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
Balances include the impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis and reported net of the valuation allowance. Before applying the valuation allowance of $26.6 million, the carrying value of the impaired stratum at September 30, 2017 was $163.5 million. At December 31, 2016, the carrying value of this stratum was $172.9 million before applying the valuation allowance of $28.2 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended September 30, 2017
Beginning balance	$4,223,776	$(4,061,626)	$8,986	$(441,007)	$1,937	$625,650	$357,716
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	655	—	655
Issuances	263,169	(317,277)	—	(54,601)	—	(715)	(109,424)
Sales	—	—	—	—	—	(311)	(311)
Transfers to Real estate (Other assets)	88	—	—	—	—	—	88
Settlements (1)	(118,991)	111,677	—	19,770	(403)	—	12,053
	144,266	(205,600)	—	(34,831)	252	(1,026)	(96,939)
Total realized and unrealized gains (losses) included in earnings	91,718	(91,051)	341	27,995	(350)	(26,477)	2,176
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$4,459,760	$(4,358,277)	$9,327	$(447,843)	$1,839	$598,147	$262,953

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended September 30, 2016
Beginning balance	$3,057,564	$(2,935,928)	$9,063	$(495,126)	$200	$700,668	$336,441
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	638	—	638
Issuances	509,900	(297,457)	—	—	—	(50)	212,393
Sales	—	—	—	—	—	(5)	(5)
Settlements (1)	(289,428)	63,119	—	594	—	—	(225,715)
	220,472	(234,338)	—	594	638	(55)	(12,689)
Total realized and unrealized gains (losses) included in earnings	61,605	(54,344)	(23)	—	(45)	(4,505)	2,688
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,339,641	$(3,224,610)	$9,040	$(494,532)	$793	$696,108	$326,440

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Nine months ended September 30, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256	$343,662
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	655	—	655
Issuances	961,642	(981,730)	—	(54,601)	—	(2,131)	(76,820)
Sales	—	—	—	—	—	(541)	(541)
Transfers to Real estate (Other assets)	(1,335)	—	—	—	—	—	(1,335)
Settlements (1)	(311,560)	287,908	—	52,963	(445)	—	28,866
	648,747	(693,822)	—	(1,638)	210	(2,672)	(49,175)
Total realized and unrealized gains (losses) included in earnings (2)	245,297	(230,674)	985	31,502	(207)	(78,437)	(31,534)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending Balance	$4,459,760	$(4,358,277)	$9,327	$(447,843)	$1,839	$598,147	$262,953

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Nine months ended September 30, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	782	—	782
Issuances	1,185,565	(820,438)	—	—	—	(1,325)	363,802
Sales	—	—	—	—	—	(148)	(148)
Settlements (1)	(528,263)	161,995	—	47,172	(81)	—	(319,177)
	657,302	(658,443)	—	47,172	701	(1,473)	45,259
Total realized and unrealized gains (losses) included in earnings (2)	194,086	(174,805)	1,055	—	(1,950)	(63,609)	(45,223)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,339,641	$(3,224,610)	$9,040	$(494,532)	$793	$696,108	$326,440

(1)	Settlements for Loans held for investment - reverse mortgages consist chiefly of principal payments received, but also may include non-cash settlements of loans.

(2)
Total losses attributable to derivative financial instruments still held at September 30, 2017 and September 30, 2016 were $0.2 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. Total losses attributable to MSRs still held at September 30, 2017 and September 30, 2016 were $78.4 million and $62.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The more significant assumptions included in the valuations consisted of the following at the dates indicated:

	September 30, 2017	December 31, 2016
Life in years
Range	6.1 to 6.9	5.5 to 8.7
Weighted average	6.4	6.1
Conditional repayment rate
Range	5.7% to 53.8%	5.2% to 53.8%
Weighted average	12.9%	20.9%
Discount rate	2.7%	3.3%
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
Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we have an understanding of the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our verification and analytical procedures, provide reasonable assurance that the prices used in our unaudited consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
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

The more significant assumptions used in the valuations consisted of the following at the dates indicated:

	September 30, 2017	December 31, 2016
Weighted average prepayment speed	9.5%	8.9%
Weighted average delinquency rate	12.0%	11.1%
Advance financing cost	5-year swap	5-year swap
Interest rate for computing float earnings	5-year swap	5-year swap
Weighted average discount rate	9.2%	8.9%
Weighted average cost to service (in dollars)	$99	$108
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
The primary assumptions used in the valuations consisted of the following at the dates indicated:

	September 30, 2017		December 31, 2016
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	8.8%	16.5%	8.4%	16.5%
Weighted average delinquency rate	0.7%	29.7%	1.0%	29.3%
Advance financing cost	5-year swap	5-yr swap plus 2.75%	5-year swap	1-Month LIBOR (1ML) plus 3.5%
Interest rate for computing float earnings	5-year swap	5-yr swap minus .50%	5-year swap	1ML
Weighted average discount rate	9.0%	12.6%	9.0%	14.9%
Weighted average cost to service (in dollars)	$63	$312	$64	$307

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

	September 30, 2017	December 31, 2016
Weighted average life in months	2.2	2.7
Average note rate	8.3%	8.3%
Discount rate	10.0%	10.0%
Loan loss rate	19.2%	11.3%
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

The more significant assumptions used in the valuations consisted of the following at the dates indicated:

	September 30, 2017	December 31, 2016
Life in years
Range	6.1 to 6.9	4.5 to 8.7
Weighted average	6.4	5.1
Conditional repayment rate
Range	5.7% to 53.8%	5.2% to 53.8%
Weighted average	12.9%	20.9%
Discount rate	2.6%	2.7%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged
We have elected to measure these borrowings at fair value. We recognize the proceeds received in connection with Rights to MSRs transactions as a secured borrowing that we account for at fair value. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs is determined using the mid-point of the range of prices provided by third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR. Since we have elected fair value for our portfolio of non-Agency MSRs, future fair value changes in the Financing Liability - MSRs Pledged will be partially offset by changes in the fair value of the related MSRs. See Note 8 — Rights to MSRs for additional information.
The more significant assumptions used in determination of the prices of the underlying MSRs consisted of the following at the dates indicated:

	September 30, 2017	December 31, 2016
Weighted average prepayment speed	17.0%	17.0%
Weighted average delinquency rate	30.5%	29.8%
Advance financing cost	5-yr swap plus 2.75%	1ML plus 3.5%
Interest rate for computing float earnings	5-yr swap minus .50%	1ML
Weighted average discount rate	13.3%	14.9%
Weighted average cost to service (in dollars)	$320	$313
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
Note 4 – Loans Held for Sale
Loans Held for Sale - Fair Value
The following table summarizes the activity in the balance:

Nine months ended September 30,	2017	2016
Beginning balance	$284,632	$309,054
Originations and purchases	2,204,028	3,141,205
Proceeds from sales	(2,310,294)	(3,167,640)
Principal collections	(3,684)	(10,995)
Transfers from Loans held for sale - Lower of cost or fair value	—	1,158
Gain on sale of loans	22,131	23,627
Increase in fair value of loans	1,836	990
Other	1,789	4,715
Ending balance (1)	$200,438	$302,114

(1)	At September 30, 2017 and 2016, the balances include $6.7 million and $13.0 million, respectively, of fair value adjustments.
At September 30, 2017, loans held for sale, at fair value with a UPB of $190.8 million were pledged as collateral to warehouse lines of credit in our Lending segment.
Loans Held for Sale - Lower of Cost or Fair Value
The following table summarizes the activity in the net balance:

Nine months ended September 30,	2017	2016
Beginning balance	$29,374	$104,992
Purchases	870,697	1,434,059
Proceeds from sales	(746,999)	(1,295,101)
Principal collections	(6,545)	(20,151)
Transfers to Receivables, net	(137,807)	(199,047)
Transfers to Real estate (Other assets)	(711)	(6,434)
Transfers to Loans held for sale - Fair value	—	(1,158)
Gain on sale of loans	8,332	18,259
Decrease in valuation allowance	1,566	4,637
Other	5,317	(2,405)
Ending balance (1)	$23,224	$37,651

(1)
At September 30, 2017 and 2016, the balances include $17.6 million and $28.1 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

The changes in the valuation allowance are as follows:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Beginning balance	$6,491	$15,933	$10,064	$14,658
Provision	906	(63)	1,761	2,100
Transfer from Liability for indemnification obligations (Other liabilities)	1,529	601	2,416	2,306
Sales of loans	(426)	(6,450)	(6,071)	(8,699)
Other	(2)	—	328	(344)
Ending balance	$8,498	$10,021	$8,498	$10,021
At September 30, 2017, Loans held for sale, at lower of cost or fair value, with a UPB of $8.2 million were pledged as collateral to a warehouse line of credit in our Servicing segment.
Gain on Loans Held for Sale, Net
The following table summarizes the activity in Gain on loans held for sale, net:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
MSRs retained on transfers of forward loans	$3,572	$9,826	$18,604	$25,312
Fair value gains related to transfers of reverse mortgage loans, net	15,747	32,627	37,434	16,868
Gain on sale of repurchased Ginnie Mae loans	4,577	6,917	8,332	19,879
Other gains (losses) related to loans held for sale, net	6,730	(8,663)	19,635	15,673
Gain on sales of loans, net	30,626	40,707	84,005	77,732
Change in fair value of IRLCs	(178)	(2,523)	(1,605)	4,148
Change in fair value of loans held for sale	(2,078)	(8,226)	3,735	13,486
Loss on economic hedge instruments	(2,420)	(4,051)	(8,604)	(25,677)
Other	(173)	(262)	(555)	(615)
	$25,777	$25,645	$76,976	$69,074
Note 5 – Advances
Advances, net, which represent payments made on behalf of borrowers or on foreclosed properties, consisted of the following at the dates indicated:

	September 30, 2017	December 31, 2016
Principal and interest	$16,951	$31,334
Taxes and insurance	137,992	170,131
Foreclosures, bankruptcy and other	77,172	94,369
	232,115	295,834
Allowance for losses	(34,162)	(37,952)
	$197,953	$257,882
Advances at September 30, 2017 and December 31, 2016 include $20.6 million and $29.0 million, respectively, of previously sold advances in connection with sales of loans that did not qualify for sale accounting.

The following table summarizes the activity in net advances:

Nine months ended September 30,	2017	2016
Beginning balance	$257,882	$444,298
Sales of advances	(399)	(24,572)
Collections of advances, charge-offs and other, net	(63,320)	(125,701)
Decrease (increase) in allowance for losses	3,790	(5,011)
Ending balance	$197,953	$289,014
The changes in the allowance for losses are as follows:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Beginning balance	$20,328	$39,441	$37,952	$41,901
Provision (1)	13,756	(6,865)	17,054	581
Recoveries (Charge-offs), net and other	78	14,336	(20,844)	4,430
Ending balance	$34,162	$46,912	$34,162	$46,912

(1)	The provision for the three months ended September 30, 2017 increased in connection with re-performing government-insured loans for which certain advances are no longer recoverable.
Note 6 – Match Funded Assets
Match funded assets are comprised of the following at the dates indicated:

	September 30, 2017	December 31, 2016
Advances:
Principal and interest	$574,175	$711,272
Taxes and insurance	445,692	530,946
Foreclosures, bankruptcy, real estate and other	187,996	209,746
	1,207,863	1,451,964
Automotive dealer financing notes (1)	36,036	—
	$1,243,899	$1,451,964

(1)	In 2017, we entered into loan agreements under a new automotive dealer loan financing facility to which these notes are pledged.
The following table summarizes the activity in match funded assets:

Nine months ended September 30,	2017		2016
	Advances	Automotive Dealer Financing Notes	Advances
Beginning balance	$1,451,964	$—	$1,706,768
Transfer from Other assets	—	25,180	—
Sales	(691)	—	(7,757)
New advances/notes (Collections of pledged assets), net	(243,410)	10,856	(164,689)
Ending balance	$1,207,863	$36,036	$1,534,322

Note 7 – Mortgage Servicing
Mortgage Servicing Rights – Amortization Method
The following table summarizes changes in the net carrying value of servicing assets that we account for using the amortization method:

Nine months ended September 30,	2017	2016
Beginning balance	$363,722	$377,379
Additions recognized in connection with asset acquisitions	1,658	15,968
Additions recognized on the sale of mortgage loans	18,604	26,494
Sales and other transfers	(814)	(23,521)
	383,170	396,320
Amortization (1)	(38,560)	(18,595)
Decrease (increase) in impairment valuation allowance (2)	1,551	(37,164)
Ending balance	$346,161	$340,561

Estimated fair value at end of period	$424,208	$357,817

(1)
During 2016, principally in the third quarter, we participated in HUD’s Aged Delinquent Portfolio Loan Sale (ADPLS) program, which accelerates FHA insurance claims for a population of significantly delinquent FHA loans. The expedited claim filing process allows a servicer to reduce significantly its standard claim losses on accepted loans by shortening the servicing timeline and related expenses, some of which are not reimbursed by FHA insurance. Our participation required that we recognize $23.1 million of life-to-date losses on the claims filed in the third quarter of 2016. This loss is reported in Servicing and origination expense in the unaudited consolidated statements of operations. Because the MSRs related to the loans that were assigned to HUD had negative carrying values, our recognition of the losses on the loans reduced the negative carrying value of the MSRs, thereby generating negative amortization expense for this population of MSRs. In the third quarter of 2016, this ADPLS-related negative amortization expense of $18.1 million exceeded the positive amortization expense on the remaining MSRs, generating net negative amortization for the quarter.

(2)
Impairment of MSRs is recognized in Servicing and origination expense in the unaudited consolidated statements of operations. See Note 3 – Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method
The following table summarizes changes in the fair value of servicing assets that we account for at fair value on a recurring basis:

Nine months ended September 30,	2017			2016
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$13,357	$665,899	$679,256	$15,071	$746,119	$761,190
Sales and other transfers	—	(2,672)	(2,672)	(3)	(1,471)	(1,474)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(131)	2,303	2,172	(4,654)	—	(4,654)
Realization of expected future cash flows and other changes	(1,385)	(79,224)	(80,609)	(1,399)	(57,555)	(58,954)
Ending balance	$11,841	$586,306	$598,147	$9,015	$687,093	$696,108

(1)	Changes in fair value are recognized in Servicing and origination expense in the unaudited consolidated statements of operations.

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of September 30, 2017 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(59,993)	$(121,587)
Discount rate (option-adjusted spread)	(10,383)	(20,807)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at September 30, 2017 are increased prepayment speeds and a decrease in the yield assumption.
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

	Residential	Commercial	Total
UPB at September 30, 2017
Servicing	$78,254,463	$—	$78,254,463
Subservicing	3,656,197	9,750	3,665,947
NRZ (1)	105,557,658	—	105,557,658
	$187,468,318	$9,750	$187,478,068
UPB at December 31, 2016
Servicing	$86,049,298	$—	$86,049,298
Subservicing	4,330,084	92,933	4,423,017
NRZ (1)	118,712,748	—	118,712,748
	$209,092,130	$92,933	$209,185,063
UPB at September 30, 2016
Servicing	$89,018,280	$—	$89,018,280
Subservicing	4,692,236	151,432	4,843,668
NRZ (1)	123,181,486	—	123,181,486
	$216,892,002	$151,432	$217,043,434

(1)	UPB of loans serviced for which the Rights to MSRs have been sold to NRZ, including those subserviced for which third-party consents have been received and the MSRs have been transferred to NRZ.
Residential assets serviced includes foreclosed real estate. Residential assets serviced also includes small-balance commercial assets with a UPB of $1.0 billion, $1.4 billion and $1.5 billion at September 30, 2017, December 31, 2016 and September 30, 2016, respectively. Commercial assets consist of large-balance foreclosed real estate.
During the nine months ended September 30, 2017 and 2016, we sold MSRs with a UPB of $210.2 million and $3.6 billion, respectively.
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
From time to time, rating agencies will assign an outlook (or a ratings watch) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” S&P’s servicer ratings outlook for Ocwen is stable in general and its outlook for master servicing is positive. Fitch Ratings changed the servicer ratings Outlook to Negative from Stable on April 25, 2017. Moody’s placed the servicer ratings on Watch for Downgrade on April 24, 2017. The Morningstar ratings were withdrawn on August 8, 2017 at the request of Ocwen. None of these three ratings has subsequently changed since these actions.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. Of 3,325 non-Agency servicing agreements, 712 with approximately $30.8 billion of UPB as of September 30, 2017 have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in 172 of these non-Agency servicing agreements. This represents approximately $9.7 billion in UPB as of September 30, 2017, or approximately 7% of our total non-Agency servicing portfolio.
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
Servicing Revenue
The following table presents the components of servicing and subservicing fees:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Loan servicing and subservicing fees:
Servicing	$63,071	$74,105	$197,712	$229,686
Subservicing	1,760	2,989	5,877	11,436
NRZ	129,228	159,919	420,151	482,566
	194,059	237,013	623,740	723,688
Late charges	14,958	15,225	47,352	51,301
Home Affordable Modification Program (HAMP) fees	6,202	32,029	37,692	88,141
Loan collection fees	5,663	6,746	17,918	20,860
Other	12,338	11,222	34,821	23,003
	$233,220	$302,235	$761,523	$906,993
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.0 billion and $2.6 billion at September 30, 2017 and September 30, 2016, respectively.
Note 8 — Rights to MSRs
In 2012 and 2013, we sold Rights to MSRs with respect to certain non-Agency MSRs and the related servicing advances to Home Loan Servicing Solutions, Ltd. (HLSS), an indirect wholly-owned subsidiary of NRZ. We refer to the sale of Rights to MSRs and the related servicing advances as the NRZ/HLSS Transactions, and to the 2012 and 2013 agreements as the 2012 - 2013 Agreements. While certain underlying economics of the MSRs were transferred, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. We continue to recognize the MSRs and related financing liability on our consolidated balance sheet as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our consolidated statements of operations.
In April 2015, Ocwen agreed, as part of an amendment to the 2012 - 2013 Agreements, to sell all economic beneficial rights to the “clean-up call rights” to which we are entitled pursuant to servicing agreements that underlie the Rights to MSRs to NRZ for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with such clean-up call. Clean-up call rights generally allow a servicer or master servicer to purchase the remaining mortgage loans and REO out of a securitization, after the stated principal balance of such mortgage loans in the securitization falls below a specified percentage (generally equal to or lower than 10% of the original balance), for a price generally equal to the outstanding balance of such mortgage loans plus interest and certain other amounts. We received $0.8 million and $5.5 million and $1.3 million and $2.4 million during the three and nine months ended September 30, 2017 and 2016, respectively, from NRZ in connection with such clean-up calls.
On July 23, 2017, we entered into a master agreement (Master Agreement), transfer agreement (Transfer Agreement) and subservicing agreement (Subservicing Agreement) (collectively, the 2017 Agreements) pursuant to which the parties agreed to undertake certain actions to facilitate the transfer of the MSRs underlying the Rights to MSRs to NRZ and under which Ocwen will subservice the MSRs for an initial term of five years (Initial Term). Upon obtaining the required third-party consents, and upon transfer of the MSRs, NRZ will pay a lump sum to us, with the amount determined in accordance with the Master

Agreement as of each transfer date. In the event third-party consents are not received by July 23, 2018, or earlier if mutually agreed, any non-transferred MSRs may (i) become subject to a new mortgage servicing rights agreement to be negotiated between Ocwen and NRZ, (ii) be acquired by Ocwen or, if Ocwen does not desire or is otherwise unable to purchase, sold to a third party in accordance with the terms of the Master Agreement, or (iii) remain subject to the terms of the 2012 - 2013 Agreements.
The following table provides details of activity related to Rights to MSRs transactions:

Nine months ended September 30, 2017	2017 Agreements		2012 - 2013 Agreements
	MSR		MSR
	UPB	Carrying Value	UPB	Carrying Value	Financing Liability (1) (2)
Beginning balance	$—	$—	$118,712,748	$477,707	$(477,707)
Transfers upon receipt of consents	15,872,374	31,253	(15,872,374)	(31,253)	—
Receipt of lump sum payment in connection with transfer of MSRs to NRZ (3)	—	—	—	—	(54,601)
Calls (4)	(134,705)	(322)	(1,132,497)	(4,156)	4,478
Sales and other transfers	—	—	(57,793)	—	—
Changes in fair value (3):
Changes in valuation inputs or other assumptions	—	(2,444)	—	(1,471)	27,024
Realization of expected future cash flows and other changes	—	(1,459)	—	(52,266)	—
Decrease in impairment valuation allowance	—	—	—	13,769	—
Runoff, settlements and other	(217,048)	—	(11,613,047)	1,529	52,963
Ending balance	$15,520,621	$27,028	$90,037,037	$403,859	$(447,843)

Advances		N/A		$2,727,107

(1)	Carried at fair value in accordance with fair value election.

(2)
Under ASC 470-50, Debt - Modifications and Extinguishments, Ocwen is deemed to have had a significant modification and debt extinguishment in connection with the Rights to MSRs secured financing liability. Because the secured financing liability is accounted for at fair value, there was no gain or loss recognized in connection with this debt extinguishment. As permitted by ASC 825-10-25, Financial Instruments - Recognition - Fair Value Option, a significant modification of debt is an event that creates a fair value option election date.

(3)
The amount of the lump sum payment is based on a contractual schedule that approximates the net present value of the difference in cash flows under the 2017 Agreements versus the 2012 - 2013 Agreements, and was determined based on the weighted average characteristics, such as contractual servicing fee rates and delinquency, of the MSRs underlying the Rights to MSRs. The difference between the characteristics of the MSRs underlying the Rights to MSRs that are transferred in any period, relative to the weighted average loan characteristics used to determine the lump sum payment, will result in an increase (characteristics of transferred MSRs compare favorably to the weighted average) or decrease (characteristics of transferred MSRs compare unfavorably to the weighted average) in the fair value of the financing liability. The fair value of the portion of the financing liability recognized in connection with the September 1, 2017 transfer declined $37.6 million primarily due to the transferred MSRs having a contractual servicing fee rate of 33.4 bps as compared to the weighted average of 47.1 bps.

(4)
Represents the UPB and carrying value of MSRs in connection with clean-up call rights exercised by NRZ, for MSRs transferred to NRZ under the 2017 Agreements, or by Ocwen at NRZ’s direction, for MSRs underlying the 2012 - 2013 Agreements. Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization. Income recognized in connection with clean-up calls is reported in other income in our unaudited consolidated statements of operations.

The 2017 Agreements obligate NRZ to a standstill through January 23, 2019, subject to limited exceptions, on exercising rights it may otherwise have under the 2012 - 2013 Agreements to replace Ocwen as servicer of certain MSRs in the event of a termination event with respect to an affected servicing agreement underlying the MSRs resulting from a servicer rating downgrade.
Under the terms of the Subservicing Agreement, in addition to a base servicing fee, Ocwen will continue to receive ancillary income, which primarily includes late fees, HAMP or other loan modification fees and Speedpay® fees. NRZ will receive all float earnings and deferred servicing fees related to delinquent borrower payments, as well as be entitled to receive all REO-related income including REO referral commissions.
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
Under the 2012 - 2013 Agreements, the servicing fees payable under the servicing agreements underlying the Rights to MSRs are apportioned between NRZ and us. NRZ retains a fee based on the UPB of the loans serviced, and OLS receives certain fees, including a performance fee based on servicing fees actually paid less an amount calculated based on the amount of servicing advances and the cost of financing those advances.
Due to the length of the Initial Term of the Subservicing Agreement, this transaction does not qualify as a sale and is accounted for as a secured financing. As consents are received and MSRs transfer to NRZ, a new liability is recognized in an amount equal to the lump sum payment Ocwen receives in connection with such transfer. Due diligence and consent-related costs are recorded in Professional services expense as incurred. Changes in the fair value of the financing liability are recognized in Interest expense.
Interest expense related to financing liabilities recorded in connection with the NRZ Transactions is indicated in the table below.

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Servicing fees collected on behalf of NRZ	$129,228	$159,919	$420,151	$482,566
Less: Subservicing fee retained by Ocwen	68,536	87,506	226,483	257,408
Net servicing fees remitted to NRZ	60,692	72,413	193,668	225,158
Less: Reduction (increase) in financing liability
Changes in fair value	27,024	(807)	27,024	(1,555)
Runoff, settlement and other	19,770	594	52,963	47,172
	$13,898	$72,626	$113,681	$179,541
Interest expense for the nine months ended September 30, 2016 includes $10.5 million of fees incurred in connection with our agreement to compensate NRZ for certain increased costs associated with its servicing advance financing facilities that were the direct result of a previous downgrade of our S&P servicer rating.
Note 9 – Receivables

	September 30, 2017	December 31, 2016
Servicing:
Government-insured loan claims, net (1)	$118,113	$133,063
Due from custodial accounts	34,423	44,761
Reimbursable expenses	31,565	29,358
Due from NRZ	11,548	21,837
Other	13,551	27,086
	209,200	256,105
Income taxes receivable	38,666	61,932
Other receivables (2)	46,519	21,125
	294,385	339,162
Allowance for losses (1)	(62,871)	(73,442)
	$231,514	$265,720

(1)
At September 30, 2017 and December 31, 2016, the allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at September 30, 2017 and December 31, 2016 were $48.7 million and $53.3 million, respectively.

(2)
At September 30, 2017, the balance includes $13.0 million in connection with the recovery of prior legal settlement expenses and $14.0 million for insurance recovery in connection with accrued legal fees and settlements outstanding at September 30, 2017.

Note 10 – Other Assets

	September 30, 2017	December 31, 2016
Contingent loan repurchase asset (1)	$318,954	$246,081
Debt service accounts	38,753	42,822
Prepaid expenses (2)	33,951	57,188
Prepaid lender fees, net	9,896	9,023
Mortgage backed securities, at fair value	9,327	8,342
Derivatives, at fair value	7,852	9,279
Prepaid income taxes	6,314	8,392
Interest-earning time deposits	5,380	6,454
Real estate	3,700	5,249
Automotive dealer financing notes, net	—	33,224
Other	19,774	12,050
	$453,901	$438,104

(1)
With respect to previously transferred Ginnie Mae mortgage loans for which we have the right or the obligation to repurchase under the applicable agreement, we re-recognize the loans in Other assets and a corresponding liability in Other liabilities.

(2)
In connection with the sale of Agency MSRs in 2015, we placed $52.9 million in escrow for the payment of representation, warranty and indemnification claims associated with the underlying loans. Prepaid expenses at September 30, 2017 and December 31, 2016 includes the remaining balance of $20.2 million and $34.9 million, respectively.

Automotive dealer financing notes represent short-term inventory-secured floor plan loans – provided to independent used car dealerships through our Automotive Capital Services (ACS) venture – that have not been pledged to our automotive dealer loan financing facility. The balance of the notes of $8.6 million and $37.6 million are reported net of an allowance of $8.6 million and $4.4 million at September 30, 2017 and December 31, 2016, respectively. Changes in the allowance are as follows:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Beginning balance	$9,586	$164	$4,371	$27
Provision	(1,019)	108	4,196	245
Ending balance	$8,567	$272	$8,567	$272

Note 11 – Borrowings
Match Funded Liabilities

				September 30, 2017		December 31, 2016
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2014-VF3 (4)	Aug. 2047	Aug. 2017	$—	—%	$—	3.12%	$74,394
Advance Receivables Backed Notes - Series 2014-VF4 (4)	Aug. 2048	Aug. 2018	34,366	4.27	70,634	3.12	74,394
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Aug. 2048	Aug. 2018	34,366	4.27	70,634	3.12	74,394
Advance Receivables Backed Notes - Series 2015-T3 (5)	Nov. 2047	Nov. 2017	—	—	—	3.48	400,000
Advance Receivables Backed Notes - Series 2017-T1 (5)	Sep. 2048	Sep. 2018	—	2.64	250,000	—	—
Advance Receivables Backed Notes - Series 2016-T1 (5)	Aug. 2048	Aug. 2018	—	2.77	265,000	2.77	265,000
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Total Ocwen Master Advance Receivables Trust (OMART)			68,732	2.29%	891,268	3.14%	1,123,182
Ocwen Servicer Advance Receivables Trust III (OSART III) - Advance Receivables Backed Notes, Series 2014-VF1 (6)	Dec. 2047	Dec. 2017	23,134	4.41%	51,866	4.03%	63,093
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (7)	Jun. 2048	Jun. 2018	51,274	4.16%	58,726	3.54%	94,722
Total Servicing Advance Financing Facilities			143,140	2.51%	1,001,860	3.21%	1,280,997

Automotive Dealer Loan Financing Facility:
Loan Series 2017-1	Feb. 2021	Feb. 2019	36,922	6.48%	13,078	—%	—
Loan Series 2017-2	Mar. 2021	Mar. 2019	36,922	6.23	13,078	—	—
Total Automotive Capital Asset Receivables Trust (ACART) (8)			73,844	6.36%	26,156	—%	—

			$216,984	2.61%	$1,028,016	3.21%	$1,280,997

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

(2)
Borrowing capacity is available to us provided that we have additional eligible collateral to pledge. Collateral may only be pledged to one facility. At September 30, 2017, $41.9 million of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 1.23% and 0.77% at September 30, 2017 and December 31, 2016, respectively.

(4)
On August 11, 2017, we increased the borrowing capacity of the Series 2014-VF4 and Series 2014-VF5 variable rate notes from $70.0 million to $105.0 million. In addition, we voluntarily terminated the Series 2014-VF3 note. There is a ceiling of 125 basis points (bps) for 1ML in determining the interest rate for these notes. Rates on the individual notes are based on 1ML plus a margin of 235 to 635 bps.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2016-T1 and Series 2016-T2 fixed-rate term notes until the amortization date. On September 15, 2017, we terminated the Series 2015-T3 note, and we entered into the Series

2017-T1 notes. If there is insufficient collateral to support the level of borrowing, the excess cash proceeds are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the notes. The Series 2016-T1 and Series 2016-T2 notes have a total borrowing capacity of $500.0 million. The Series 2017-T1 notes have a borrowing capacity of $250.0 million. Rates on the individual notes range from 2.4989% to 4.4456%.

(6)
The maximum borrowing capacity under this facility is $75.0 million. There is a ceiling of 75 bps for 1ML in determining the interest rate for these variable rate notes. Rates on the individual notes are based on the lender’s cost of funds plus a margin of 230 to 470 bps.

(7)
The combined borrowing capacity of the Series 2015-VF1 Notes was $160.0 million at December 31, 2016. Rates on the individual notes are based on 1ML plus a margin of 240 to 480 bps. On June 8, 2017, we negotiated a renewal of this facility through June 7, 2018. As part of this renewal, we reduced the combined borrowing capacity of the Series 2015-VF1 Notes to $110.0 million with interest computed based on the lender’s cost of funds plus a margin of 250 to 500 bps. There is a ceiling of 300 bps for 1ML in determining the interest rate for these variable rate notes.

(8)
We entered into the loan agreements for the Series 2017-1 Notes on February 24, 2017 and for the Series 2017-2 Notes on March 17, 2017. The committed borrowing capacity for each of the Series 2017-1 and Series 2017-2 variable rate notes is $50.0 million. From time to time, we may request increases in the aggregate maximum borrowing capacity of the facility to $200.0 million. Rates on the Series 2017-1 notes are based on 1ML plus a margin of 500 bps and rates on the Series 2017-2 notes are based on the lender’s cost of funds plus a margin of 500 bps.

Pursuant to the 2012 - 2013 Agreements, NRZ assumed the obligation to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs in the NRZ/HLSS Transactions. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of September 30, 2017, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $90.0 billion in UPB and the associated outstanding servicing advances as of such date were approximately $2.7 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. On July 23, 2017, we entered into a series of new agreements with NRZ (the 2017 Agreements) that provide for the conversion of NRZ’s existing Rights to MSRs to fully-owned MSRs. See Note 8 — Rights to MSRs for additional information.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ.
Financing Liabilities

Borrowings	Collateral	Interest Rate	Maturity	September 30, 2017	December 31, 2016
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 264 bps	(1)	$4,358,277	$3,433,781
Other Financing Liabilities:
Financing liability – MSRs pledged, at fair value
2012 - 2013 Agreements	MSRs	(2)	(2)	430,887	477,707
2017 Agreements	MSRs	(3)	(3)	16,956	—
				447,843	477,707

Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (4)	MSRs	(4)	Feb. 2028	74,695	81,131
Financing liability – Advances pledged (5)	Advances on loans	(5)	(5)	14,443	20,193
				536,981	579,031
				$4,895,258	$4,012,812

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

(2)
This financing liability arose in connection with sales proceeds received in 2012 and 2013 as part of the Rights to MSRs transactions with NRZ/HLSS and has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

(3)
This financing liability arose in connection with the lump sum payment received in September 2017 upon subsequently obtaining the required third-party consents and transfer of legal title of the MSRs related to the Rights to MSRs transactions with NRZ/HLSS in 2012 and 2013. We received a lump sum payment of $54.6 million as compensation for foregoing certain payments under the 2012 and 2013 agreements. This liability has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows. See Note 3 – Fair Value and Note 8 — Rights to MSRs for additional information.

(4)
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

(5)	Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity.
Other Secured Borrowings

Borrowings	Collateral	Interest Rate	Maturity	Available Borrowing Capacity (1)	September 30, 2017	December 31, 2016
SSTL (2)		1ML Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps	Dec. 2020	$—	$322,438	$335,000
Mortgage loan warehouse facilities:
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Aug. 2018	45,516	41,984	12,370
Master repurchase agreements (4)	LHFS	1ML + 200 bps; 1ML floor of 0.0%	Feb. 2018	—	—	173,543
Participation agreements (5)	LHFS	N/A	Apr. 2018	—	141,800	92,739
Participation agreements (6)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 300 or 350 bps	Nov. 2017	—	47,489	26,254
Master repurchase agreement (7)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 25 bps	Jan. 2018	—	—	50,123
				45,516	231,273	355,029

				$45,516	553,711	690,029
Unamortized debt issuance costs - SSTL					(6,045)	(7,612)
Discount - SSTL					(3,077)	(3,874)
					$544,589	$678,543

Weighted average interest rate					5.20%	4.56%

(1)
For our mortgage loan warehouse facilities, available borrowing capacity does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, $29.3 million could be used at September 30, 2017 based on the amount of eligible collateral that had been pledged.

(2)
On December 5, 2016, we entered into an Amended and Restated Senior Secured Term Loan Facility Agreement that established a new SSTL with a borrowing capacity of $335.0 million and a maturity date of December 5, 2020. We may request increases to the loan amount of up to $100.0 million in total, with additional increases subject to certain limitations. We are required to make quarterly payments on the SSTL in an amount of $4.2 million, the first of which was paid on March 31, 2017.

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
Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate (the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) the one-month Eurodollar rate (1ML)), plus a margin of 4.00% and subject to a base rate floor of 2.00% or (b) the one-month Eurodollar rate, plus a margin of 5.00% and subject to a one-month Eurodollar floor of 1.00%. To date, we have elected option (b) to determine the interest rate.

(3)
$87.5 million of the maximum borrowing amount of $137.5 million is available on a committed basis and the remainder is available at the discretion of the lender. Effective January 1, 2018, the committed amount shall be reduced to $50.0 million. We primarily use this facility to fund the repurchase of certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our contractual obligations as the servicer of the loans. On August 1, 2017, we entered into an amendment to lower the advance rates under this facility by 3%.

(4)	On August 1, 2017, we elected to voluntarily terminate these agreements.

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

(6)
Under these participation agreements, the lender provides uncommitted reverse mortgage financing for a combined total of $110.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On October 27, 2017, we renewed one of the agreements through October 12, 2018 and increased the maximum borrowing capacity of the facility from $50.0 million to $100.0 million.

(7)	On August 18, 2017, we elected to voluntarily terminate the master repurchase agreement.
Senior Notes

	September 30, 2017	December 31, 2016
6.625% Senior unsecured notes due May 15, 2019	$3,122	$3,122
8.375% Senior secured notes due November 15, 2022	346,878	346,878
	350,000	$350,000
Unamortized debt issuance costs	(2,799)	(3,211)
	$347,201	$346,789
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. On July 25, 2017, S&P affirmed our long-term corporate rating of “B-” and removed our ratings from CreditWatch with Negative implications. On July 26, 2017, Kroll Bond Rating Agency affirmed our corporate ratings at “CCC” and removed our ratings from Watch Downgrade status. On June 16, 2017, Moody’s downgraded our long-term corporate rating to “Caa1” from “B3.” On June 15, 2017, Fitch placed our ratings on Negative. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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

Many of the restrictive covenants arising from the indenture for the Senior Secured Notes will be suspended if the Senior Secured Notes achieve an investment-grade rating from both Moody’s and S&P and if no default or event of default has occurred and is continuing.
Financial covenants in our debt agreements require that we maintain, among other things:

•	a 40% loan to collateral value ratio, as defined under our SSTL, as of the last date of any fiscal quarter; and

•	specified levels of tangible net worth and liquidity at the consolidated and OLS levels.
As of September 30, 2017, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $1.1 billion at OLS under our match funded debt agreements and two repurchase agreements and $450.0 million at Ocwen under an automotive dealer loan financing facility.
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
Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation was contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. Our lenders can waive their contractual rights in the event of a default.
We believe that we are in compliance with all of the qualitative and quantitative covenants in our debt agreements as of the date of these financial statements.
Note 12 – Other Liabilities

	September 30, 2017	December 31, 2016
Contingent loan repurchase liability	$318,954	$246,081
Due to NRZ	100,914	83,248
Other accrued expenses	80,187	80,021
Accrued legal fees and settlements	59,943	93,797
Servicing-related obligations	35,959	35,324
Liability for indemnification obligations	23,823	27,546
Checks held for escheat	19,804	16,890
Accrued interest payable	14,910	3,698
Amounts due in connection with MSR sales	13,996	39,398
Liability for uncertain tax positions (1)	—	23,216
Other	24,629	32,020
	$693,119	$681,239

(1)
On September 15, 2017, the statute of limitation expired with respect to our remaining uncertain tax position for which a liability had previously been recorded. This liability was derecognized and recorded as an income tax benefit during the three months ended September 30, 2017. See Note 16 - Income Taxes for additional information.

Note 13 – Equity
As disclosed in Note 8 — Rights to MSRs, on July 23, 2017, Ocwen and certain of its subsidiaries entered into a series of agreements with NRZ related to NRZ’s Rights to MSRs. On the same date, Ocwen and NRZ entered into a share purchase agreement pursuant to which Ocwen sold NRZ 6,075,510 shares of newly-issued Ocwen common stock for $13.9 million. Ocwen received the sales proceeds from NRZ on July 24, 2017 and issued the shares. The shares have not been registered under the Securities Act of 1933 and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.
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
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps (1)
Notional balance at December 31, 2016	$360,450	$609,177	$955,000
Additions	3,192,031	2,094,533	110,000
Amortization	—	—	(316,667)
Maturities	(2,728,640)	(1,340,603)	—
Terminations	(617,050)	(993,407)	(300,000)
Notional balance at September 30, 2017	$206,791	$369,700	$448,333

Maturity	Oct. 2017 - Dec. 2017	Oct. 2017 - Nov. 2017	Oct. 2017 - May 2019

Fair value of derivative assets (liabilities) (2) at:
September 30, 2017	$4,969	$973	$1,839
December 31, 2016	6,507	(614)	1,836

Gains (losses) on derivatives during the nine months ended:	Gain on Loans Held for Sale, Net	Gain on Loans Held for Sale, Net	Other, Net
September 30, 2017	$(1,605)	$(8,604)	$(207)
September 30, 2016	4,148	(25,677)	(1,950)

(1)
Excludes commitments on two interest rate caps we entered into in August 2017 which are related to the OMART advance financing facility and which become effective in November 2017. These interest rate caps have a notional value and fair value of $23.3 million and $0.8 million at September 30, 2017, respectively.

(2)	Derivatives are reported at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets.
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.
Included in Accumulated other comprehensive loss (AOCL) at September 30, 2017 and 2016, respectively, were $1.3 million and $1.5 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges.
Other income (expense), net, includes the following related to derivative financial instruments:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Losses on economic hedges	$(350)	$(45)	$(207)	$(1,950)
Write-off of losses in AOCL for a discontinued hedge relationship	(45)	(89)	(157)	(263)
	$(395)	$(134)	$(364)	$(2,213)
Note 15 – Interest Expense
The following table presents the components of interest expense:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Financing liabilities	$15,317	$73,096	$118,579	$193,675
Match funded liabilities	11,981	17,349	37,499	53,656
Other secured borrowings	10,990	13,450	30,174	38,877
Senior notes	7,452	6,130	22,355	18,399
Other	1,541	936	3,864	3,476
	$47,281	$110,961	$212,471	$308,083
Interest expense that we expect to be paid on the HMBS-related borrowings is included with net fair value gains in Other revenues.
Note 16 - Income Taxes
Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 15.7% and 3.7%, respectively, on pre-tax losses of $98.7 million and $196.2 million, respectively. The increase in our effective tax rate and the income tax benefits recorded on the pre-tax losses is due primarily to the tax benefit recognized on the reversal of uncertain tax positions (including interest and penalties) due to the expiration of applicable statutes of limitation during the nine months ended September 30, 2017, as compared to additional tax expense recognized during the nine months ended September 30, 2016 related to uncertain tax positions, offset in part by a decrease in tax benefits resulting from our inability to carry back current losses that are being generated in the U.S. and USVI tax jurisdictions.
A reconciliation of the beginning and ending amount of the total liability for uncertain tax positions is as follows for the nine months ended September 30:

	2017	2016
Beginning balance	$16,994	$32,548
Reductions for settlements	(387)	(14,420)
Lapses in statutes of limitation	(16,607)	(524)
Ending balance	$—	$17,604
As of September 30, 2017 and 2016, we had $0.0 million and $17.6 million, respectively, of unrecognized tax benefits, all of which if recognized would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At September 30, 2017 and 2016, we had accrued interest and penalties related to unrecognized tax benefits of $0.0 million and $6.1 million, respectively.

Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2014 through the present, our USVI corporate tax return for the years ended December 31, 2014 through the present, and our India corporate tax returns for the years ended March 31, 2010 through the present. We currently do not have any tax returns under income tax examination in the U.S. or USVI tax jurisdictions.
Note 17 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. The following is a reconciliation of the calculation of basic loss per share to diluted loss per share:

Periods ended September 30,	Three Months		Nine Months
	2017	2016	2017	2016
Basic loss per share
Net income (loss) attributable to Ocwen stockholders	$(6,252)	$9,391	$(83,483)	$(189,318)

Weighted average shares of common stock	128,744,152	123,986,987	125,797,777	123,991,343

Basic earnings (loss) per share	$(0.05)	$0.08	$(0.66)	$(1.53)

Diluted loss per share (1)
Net income (loss) attributable to Ocwen stockholders	$(6,252)	$9,391	$(83,483)	$(189,318)

Weighted average shares of common stock	128,744,152	123,986,987	125,797,777	123,991,343
Effect of dilutive elements (1):
Stock option awards	—	—	—	—
Common stock awards	—	147,520	—	—
Dilutive weighted average shares of common stock	128,744,152	124,134,507	125,797,777	123,991,343

Diluted earnings (loss) per share	$(0.05)	$0.08	$(0.66)	$(1.53)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (2)	6,600,164	6,890,882	5,121,844	7,285,539
Market-based (3)	862,446	1,917,456	862,446	1,917,456

(1)
For the three and nine months ended September 30, 2017 and the nine months ended September 30, 2016, we have excluded the effect of stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

(2)	Stock options were anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock.

(3)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
Note 18 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. While our expense allocation methodology for the current period is consistent with that used in prior periods presented, during the first quarter of 2017, we moved certain functions which had been associated with corporate cost centers to our Lending and Servicing segments because these functions align more closely with those segments. As applicable, the results of operations for the three and nine months ended September 30, 2016 have been recast to conform to the current period presentation. As a result of these changes, income before income taxes for the Lending segment for the three and nine months ended September 30, 2016 decreased by $2.3 million and $7.4 million, respectively, while income before income taxes for the Servicing segment increased by the same amounts for the same periods.
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
Lending. The Lending segment originates and purchases conventional and government-insured residential forward and reverse mortgage loans mainly through correspondent lending arrangements, broker relationships (wholesale) and directly with mortgage customers (retail). The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. In the second quarter of 2017, we closed our correspondent forward lending channel due to low margins and began selling all of our wholesale forward lending channel originations on a servicing released basis to reduce capital consumption. In the third quarter of 2017, we entered into an agreement to sell certain of our wholesale forward lending assets, and, upon closing of that transaction, we intend to exit the wholesale forward lending business. We continue to acquire loans through the retail forward lending channel as well as through all three channels of reverse mortgage lending.
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
Financial information for our segments is as follows:

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Results of Operations
Three months ended September 30, 2017
Revenue	$246,545	$31,935	$6,162	$—	$284,642

Expenses	218,565	38,412	16,502	—	273,479

Other income (expense):
Interest income	144	2,857	1,098	—	4,099
Interest expense	(28,568)	(4,504)	(14,209)	—	(47,281)
Gain on sale of mortgage servicing rights, net	6,543	—	—	—	6,543
Other	(418)	555	(1,214)	—	(1,077)
Other expense, net	(22,299)	(1,092)	(14,325)	—	(37,716)

Income (loss) before income taxes	$5,681	$(7,569)	$(24,665)	$—	$(26,553)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Three months ended September 30, 2016
Revenue	$319,080	$30,696	$9,672	$—	$359,448

Expenses	202,156	30,013	39,509	—	271,678

Other income (expense):
Interest income	59	3,990	1,109	—	5,158
Interest expense	(101,138)	(3,684)	(6,139)	—	(110,961)
Gain on sale of mortgage servicing rights, net	5,661	—	—	—	5,661
Other	13,943	322	471	—	14,736
Other income (expense), net	(81,475)	628	(4,559)	—	(85,406)

Income (loss) before income taxes	$35,449	$1,311	$(34,396)	$—	$2,364

Nine months ended September 30, 2017
Revenue	$802,347	$95,457	$20,002	$—	$917,806

Expenses	637,406	100,628	92,308	—	830,342

Other income (expense):
Interest income	406	8,612	3,083	—	12,101
Interest expense	(159,822)	(11,171)	(41,478)	—	(212,471)
Gain on sale of mortgage servicing rights, net	7,863	—	—	—	7,863
Other	4,642	658	1,084	—	6,384
Other expense, net	(146,911)	(1,901)	(37,311)	—	(186,123)

Income (loss) before income taxes	$18,030	$(7,072)	$(109,617)	$—	$(98,659)

Nine months ended September 30, 2016
Revenue	$951,727	$89,255	$22,277	$—	$1,063,259

Expenses	734,326	85,471	165,556	—	985,353

Other income (expense):
Interest income	(102)	11,805	2,785	—	14,488
Interest expense	(278,808)	(10,829)	(18,446)	—	(308,083)
Gain on sale of mortgage servicing rights, net	7,689	—	—	—	7,689
Other	11,406	982	(547)	—	11,841
Other income (expense), net	(259,815)	1,958	(16,208)	—	(274,065)

Income (loss) before income taxes	$(42,414)	$5,742	$(159,487)	$—	$(196,159)

	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Total Assets
September 30, 2017	$2,905,817	$4,679,641	$512,147	$—	$8,097,605

December 31, 2016	$3,312,371	$3,863,862	$479,430	$—	$7,655,663

September 30, 2016	$3,455,613	$3,662,339	$467,498	$—	$7,585,450

	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Depreciation and Amortization Expense
Three months ended September 30, 2017
Depreciation expense	$1,525	$57	$5,408	$6,990
Amortization of mortgage servicing rights	13,081	67	—	13,148
Amortization of debt discount	—	—	258	258
Amortization of debt issuance costs	—	—	644	644

Three months ended September 30, 2016
Depreciation expense	$2,730	$48	$3,651	$6,429
Amortization of mortgage servicing rights	(2,634)	76	—	(2,558)
Amortization of debt discount	240	—	—	240
Amortization of debt issuance costs	3,645	—	332	3,977

Nine months ended September 30, 2017
Depreciation expense	$4,393	$162	$15,875	$20,430
Amortization of mortgage servicing rights	38,351	209	—	38,560
Amortization of debt discount	—	—	797	797
Amortization of debt issuance costs	—	—	1,979	1,979

Nine months ended September 30, 2016
Depreciation expense	$5,068	$184	$13,025	$18,277
Amortization of mortgage servicing rights	18,360	235	—	18,595
Amortization of debt discount	623	—	—	623
Amortization of debt issuance costs	9,466	—	1,009	10,475
Note 19 – Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license, audit and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing monitoring or reporting. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i)

administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could incur costs to comply with the terms of such resolutions, including the costs of third-party firms to monitor our compliance with such resolutions. We have recognized $177.5 million in such third-party monitoring costs from January 1, 2014 through September 30, 2017 in connection with the 2013 Ocwen National Mortgage Settlement, our 2014 settlement with the New York Department of Financial Services (NY DFS) and our 2015 settlement with the California Department of Business Oversight (CA DBO).
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act and the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These laws and regulations apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of, and interest payments on, escrow balances and escrow payment features and fees assessed on borrowers, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, including through CFPB interpretive bulletins and other regulatory pronouncements. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. The recent trend among federal, state and local legislative bodies and regulatory agencies has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers.
Ocwen has various subsidiaries, including OLS, Homeward and Liberty, that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at September 30, 2017.
OLS, Homeward and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at September 30, 2017. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business. See Note 20 — Commitments for additional information relating to our recent interactions with Ginnie Mae as a result of the state regulatory actions discussed in that note.
The most restrictive of the various net worth requirements referenced above is based on the total assets of OLS, and the required net worth was $394.3 million at September 30, 2017.
There are a number of foreign laws and regulations that are applicable to our operations outside of the U.S., including laws and regulations that govern licensing, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with these laws and regulations could result in adverse actions against us, including (i) restrictions on our operations in these counties, (ii) fines, penalties or sanctions or (iii) reputational damage.
Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.4 billion at September 30, 2017. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $189.5 million and $17.3 million in connection with our forward and reverse mortgage loan interest rate lock commitments, respectively, outstanding at September 30, 2017. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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
Our servicing system runs on an information technology system that we license from Altisource pursuant to a statement of work under the Technology Products Services Agreements. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer. We are currently in the process of transitioning to a new servicing system and have entered into agreements with certain subsidiaries of Black Knight, Inc. (Black Knight) pursuant to which we plan to transition to Black Knight’s LoanSphere MSP® (MSP) servicing system. Ocwen currently anticipates a twenty-four month implementation timeline for its transition onto the MSP servicing system. Based on substantive discussions with Altisource prior to entering into our agreements with Black Knight, Ocwen plans to negotiate mutually acceptable agreements that provide for Ocwen’s transition to the MSP servicing system and the termination of the statement of work for the use of the REALServicing system.
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
Wholesale Forward Lending
We have decided to exit the forward lending wholesale business, and have agreed to sell certain assets related to this business. These assets consist primarily of furniture, fixtures and equipment located at our Westborough, Massachusetts facility and meet the requisite accounting criteria for classification as held-for-sale at September 30, 2017. The buyer is expected to assume a facilities lease and to offer positions to certain Ocwen employees in the business. We have recognized a loss of $6.8 million related to the divestiture in our third quarter 2017 results which is reported in Other expenses in our unaudited consolidated statements of operations. This loss is primarily related to our write-off of the capitalized balance of software developed internally for the forward lending wholesale business. Additionally, we estimate that $1.0 million to $2.0 million of severance expense will be incurred. The closing of the transaction is expected to occur in the fourth quarter, subject to customary closing conditions.
Note 21 – Contingencies
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
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our pre-foreclosure property preservation activities, claims relating to our written and telephonic communications with our borrowers such as claims under the Telephone Consumer Protection Act, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Excluding expenses of internal or external legal counsel, we have accrued $31.9 million as of September 30, 2017 for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2017.
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
In July 2017, following a mediated settlement process resulting in all parties' acceptance of the mediator's recommendation for settlement, we reached an agreement in principle to settle this matter. Subject to final approval by the court, the settlement will include an aggregate cash payment by Ocwen to the plaintiffs of $49.0 million (of which Ocwen expects to recover $14.0 million from insurance proceeds), and an issuance to the plaintiffs of an aggregate of 2,500,000 shares of Ocwen's common stock. Under certain circumstances related to the price of Ocwen's common stock over the five trading days prior to court approval of the settlement, the amount of shares issuable could be increased so that the aggregate number of shares issued has a total value of $7.0 million. However, in no event will Ocwen be required to issue more than 4% of the number of shares of its common stock outstanding as of the date of court approval. Further, in lieu of issuing shares, Ocwen may elect to pay the plaintiffs $7.0 million in cash. Attorneys' fees for the plaintiffs will be paid from the amounts described above.
We paid the $49.0 million cash portion of the settlement in July 2017 and have a remaining accrual of $7.0 million recorded as of September 30, 2017 in connection with this settlement. We cannot currently estimate the amount, if any, of reasonably possible loss above such accrual. The $7.0 million is included within the $31.9 million litigation accrual referenced above. Recoveries from insurance will reduce our aggregate exposure for this matter and have been recorded as a reduction of Professional services expense in the unaudited consolidated statements of operations.
While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that a trial would involve. Following written submissions to the court, in August 2017, the presiding judge preliminarily approved the settlement. There can be no assurance that the settlement will be finally approved by the court. In the event the settlement is not finally approved, the litigation would continue and we would vigorously defend the allegations made against Ocwen. If our efforts to defend against such claims were not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
In January 2016, Ocwen was named as a defendant in a separate “opt-out” securities fraud action brought on behalf of certain putative shareholders of Ocwen based on similar allegations to those contained in the securities fraud class action lawsuit described above. See Broadway Gate Master Fund, Ltd. et al. v. Ocwen Financial Corporation et al., 9:16-cv-80056-WPD (S.D. Fla.). Dispositive motions are pending in this lawsuit, and trial is set to commence on November 27, 2017. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of this existing “opt-out” lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against such lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Ocwen has been named in putative class actions and individual actions related to its compliance with the Telephone Consumer Protection Act. Generally, plaintiffs in these actions allege that Ocwen knowingly and willfully violated the Telephone Consumer Protection Act by using an automated telephone dialing system to call class members’ cell phones without their consent. On July 28, 2017, Ocwen entered into an agreement in principle to resolve two such putative class actions, which have been consolidated in the United States District Court for the Northern District of Illinois. See Snyder v. Ocwen Loan Servicing, LLC, 1:14-cv-08461-MFK (N.D. Ill.); Beecroft v. Ocwen Loan Servicing, LLC, 1:16-cv-08677-MFK (N.D. Ill.). Subject to final approval by the court, the settlement will include the establishment of a settlement fund to be distributed to impacted borrowers that submit claims for settlement benefits pursuant to a claims administration process. Our accrual with respect to this matter is included in the $31.9 million litigation accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. The court has preliminarily approved the settlement but there can be no assurance that it will finally approve the settlement. In the event the settlement is not finally approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of these existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected.
On February 17, 2017, OFC, OLS and Homeward signed an agreement with two qui tam relators to settle previously disclosed litigation matters relating to claims under the False Claims Act (the Fisher Cases). The settlement agreement, which was subsequently approved by the United States, contained no admission of liability or wrongdoing by Ocwen and provided for the payment of $15.0 million to the United States and $15.0 million for the private citizens’ attorneys’ fees and costs. We paid the settlement amount in April 2017.
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
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the RMBS investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. At present, one such group of affiliated RMBS investors sought to direct one trustee to bring suit against Ocwen. The trustee declined to bring suit, and the RMBS investors instead brought suit against Ocwen directly. The court dismissed the RMBS investors’ suit without prejudice on October 4, 2017, and the investors have subsequently filed an amended complaint. Ocwen intends to defend itself vigorously. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
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
CFPB
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves.
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

State Licensing, State Attorneys General and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our servicing and lending businesses. We also regularly engage with state attorneys general and the CFPB and, on occasion, we engage with other federal agencies, including the Department of Justice and various inspectors general on various matters, including responding to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
On April 20, 2017 and shortly thereafter, mortgage and banking regulatory agencies from 30 states and the District of Columbia issued orders against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. In general, the orders were styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; we also include the District of Columbia as a state when we reference states below for ease of reference. All of the cease and desist orders were applicable to OLS, but additional Ocwen entities were named in some orders, including Ocwen Financial Corporation, OMS, Homeward and Liberty. While each cease and desist order was different, the orders generally prohibited a range of actions, including (1) acquiring new MSRs (17 states), (2) originating or acquiring new mortgage loans, where we would be the servicer (13 states), (3) originating or acquiring new mortgage loans (4 states) and (4) conducting foreclosure activities (2 states), among others. In addition, in July 2017, and in connection with the cease and desist orders, we received a subpoena from one state seeking information relating to lender placed insurance activities, consumer complaints and certain other matters, with which we have cooperated. Following the issuance of the orders, we reached agreements with certain regulatory agencies to obtain delays in the enforcement of certain terms or exceptions to certain terms contained in the cease and desist orders. Additionally, we revised our operations based on the terms of the orders while we sought to negotiate resolutions.
We have entered into agreements with 19 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contain the following key terms (the Multi-State Common Settlement Terms):

•	Ocwen will not acquire any new residential mortgage servicing rights until April 30, 2018.

•
Ocwen will develop a plan of action and milestones regarding its transition from the servicing system we currently use, REALServicing®, to an alternate servicing system and, with certain exceptions, will not board any new loans onto the REALServicing system.

•
In the event that Ocwen chooses to merge with or acquire an unaffiliated company or its assets in order to effectuate a transfer of loans from the REALServicing system, Ocwen must give the applicable regulatory agency prior notice to the signing of any final agreement and the opportunity to object. If no objection is received, the provisions of the first bullet point above shall not prohibit the transaction, or limit the transfer of loans from the REALServicing system onto the merged or acquired company’s alternate servicing system. In the event that an unaffiliated company merges with or acquires Ocwen or Ocwen’s assets, the provisions of the first bullet point above shall not prohibit the transaction, or limit the transfer of loans from the REALServicing system onto the merging or acquiring company’s alternate servicing system.

•
Ocwen will engage a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to escrow by testing approximately 9,000 loan files relating to residential real property in various states, and Ocwen must develop corrective action plans for any errors that are identified by the third-party auditor.

•	Ocwen will develop and submit for review a plan to enhance our consumer complaint handling processes.

•	Ocwen will provide financial condition reporting on a confidential basis as part of each state’s supervisory framework through September 2020.
In addition to the terms described above, Ocwen has agreed with the Texas regulatory agency on certain additional communications with and for Texas borrowers, as well as certain review and reporting obligations. We also entered into an agreement to resolve the regulatory action brought by Tennessee on separate terms that addressed concerns generally related to financial reporting and two additional states have either withdrawn or allowed their respective cease and desist orders to expire.

As of November 1, 2017, the total number of jurisdictions where we have reached a resolution is 22.
These agreements are generally documented as consent orders or consent agreements that resolve the specific cease and desist or other order brought by the applicable regulatory agency and contain the specific terms agreed with each agency, which in certain instances include certain state specific reporting or other requirements. In all of the above-described agreements, Ocwen neither admitted nor denied liability. None of the agreements contain any monetary fines or penalties, although we will incur costs complying with the terms of these settlements, including in connection with the escrow analysis and transition to a new servicing system. In addition, in the event errors were to be uncovered during the escrow analysis, we could incur costs remedying such errors or other actions could be taken against by regulators or others.
We continue to seek timely resolutions with the remaining nine state regulatory agencies. If Ocwen is successful in reaching such resolutions, they may contain some or all of the Multi-State Common Settlement Terms and may also contain additional terms, including potentially monetary fines or penalties or additional restrictions on our business. There can be no assurance that Ocwen will be able to reach resolutions with the remaining regulatory agencies. It is possible that the outcome of the remaining regulatory actions, whether through negotiated settlements or other resolutions, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
Certain of the state regulators’ cease and desist orders reference a confidential supervisory memorandum of understanding (MOU) that we entered into with the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators, and six states relating to a servicing examination from 2013 to 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as a step toward closing the 2013-2015 examination. There were no monetary or other penalties under the MOU. Ocwen responded to the MOU items, and continues to provide certain reports and other information pursuant to the MOU.
In April 2017, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. As previously disclosed, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. Subsequently, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. While we endeavor to negotiate appropriate resolutions in these two matters, we are vigorously defending ourselves, as we believe we have valid defenses to the claims made in both lawsuits. The outcome of these two lawsuits, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. The letter stated that at this point, the investigation is preliminary in nature and the Department of Justice has not made any determination as to whether OLS violated the act. In addition, Ocwen is one of three defendants in an administrative complaint pending with HUD brought by a non-profit organization alleging discrimination in the manner in which the company maintains REO properties in minority communities. We believe the allegations to be without merit and intend to vigorously defend ourselves against these allegations.
In April 2017, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements with a mortgage insurer and the amounts paid for such insurance. We understand that other servicers in the industry have received similar subpoenas. In May 2016, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to HECM loans originated by Liberty. We understand that other lenders in the industry have received similar subpoenas.
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and Ginnie Mae has accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it will forbear from immediately exercising any rights relating to this matter for a period of 90 days from the date of the letter. During such forbearance period, Ginnie Mae has asked Ocwen to provide certain information regarding the cease and desist orders and certain information regarding Ocwen’s business plan, financial results and operations. Ginnie Mae stated that it reserves the right to make additional requests of Ocwen and to restrict or terminate Ocwen’s participation in the Ginnie Mae mortgage-backed securities program. Based on our conversations with Ginnie Mae, we understand that Ginnie Mae views this as a violation with a prescribed remedy and that the purpose of the notice is to provide for a period of resolution. We have provided and intend to continue to provide information to Ginnie Mae as we seek to resolve its concerns, including with respect to our efforts to settle the state regulatory and operational matters outlined by Ginnie Mae. Ginnie Mae has indicated to us that resolution of the state regulators’ cease and desist orders would substantially address its concerns and that there may be other alternatives to address them as well. Based on our progress in resolving the matters raised by Ginnie Mae, Ginnie Mae has extended the forbearance period for an additional 90 days. We continue to operate as a Ginnie Mae issuer in all respects and continue to participate in Ginnie Mae issuing of mortgage-backed securities and home equity conversion loan pools in the ordinary course.
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

Ocwen 2013 National Mortgage Settlement
In December 2013, we entered into a settlement with the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry relating to various allegations regarding deficient mortgage servicing practices (the Ocwen National Mortgage Settlement). The settlement contained monetary and non-monetary provisions, including quarterly testing on various metrics relating to servicing standards agreed under the Ocwen National Mortgage Settlement.
In September 2017, Ocwen reached an agreement in principle with the Monitoring Committee established under the Ocwen National Mortgage Settlement relating to a previously disclosed potential violation of one of the tested metrics during the first quarter of 2017. In order to resolve the matter and without agreeing with the Monitoring Committee’s allegations, Ocwen agreed to pay $1.0 million and to provide notices to certain borrowers with active lender placed insurance policies. On September 26, 2017, the court overseeing the Ocwen National Mortgage Settlement issued an order approving the agreement in principle. The parties reached this agreement in principle following the filing of the final report of the Office of Mortgage Settlement Oversight under the Ocwen National Mortgage Settlement. With this final report, the Office of Mortgage Settlement Oversight has concluded all monitoring and testing activities under the Ocwen National Mortgage Settlement.
Securities and Exchange Commission
In February 2015, we received a letter from the New York Regional Office of the SEC (the Staff) informing us that it was conducting an investigation relating to the use of collection agents by mortgage loan servicers. We believe that the February 2015 letter was also sent to other companies in the industry. On February 11, 2016, we received a letter from the Staff informing us that it was conducting an investigation relating to fees and expenses incurred in connection with liquidated loans and REO properties held in non-Agency RMBS trusts. We cooperated with the SEC in both of these matters and voluntarily produced documents and information. On October 2, 2017, we received confirmation from the Staff that it had concluded both investigations as they relate to Ocwen and, based on the Staff’s information as of such date, the Staff did not intend to recommend that any related enforcement action be taken against Ocwen.
To the extent that an examination, audit or other regulatory engagement results in an alleged failure by us to comply with applicable laws, regulations or licensing requirements, or if allegations are made that we have failed to comply with applicable laws, regulations or licensing requirements or the commitments we have made in connection with our regulatory settlements (whether such allegations are made through administrative actions such as cease and desist orders, through legal proceedings or otherwise) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
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
In our lending business, we have exposure to indemnification risks and repurchase requests. If home values were to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our liability for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell, or where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related liability, our business, financial condition and results of operations could be adversely affected.
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
At September 30, 2017 and September 30, 2016, we had outstanding representation and warranty repurchase demands of $40.2 million UPB (213 loans) and $59.3 million UPB (272 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

Nine months ended September 30,	2017	2016
Beginning balance	$24,285	$36,615
Provision for representation and warranty obligations	(3,285)	(2,403)
New production reserves	554	615
Payments made in connection with sales of MSRs	—	(1,320)
Charge-offs and other (1)	(3,036)	(6,396)
Ending balance	$18,518	$27,111

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements, net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2017.
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
We have outstanding affirmative indemnification claims against parties from whom we have previously acquired MSRs.  Although we are pursuing these claims, we cannot currently estimate the amount, if any, of our recoveries, which could be material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts and unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. You should bear these factors in mind when considering such statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 and those in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K since such date.
OVERVIEW
We are a financial services company that services and originates loans. The majority of our revenues are generated from our servicing business, which is primarily comprised of our residential mortgage servicing business. As of September 30, 2017, our residential mortgage servicing portfolio consisted of 1,267,553 loans with a UPB of $187.5 billion. In our lending business, we primarily originate, purchase, sell and securitize conventional and government-insured forward mortgage loans and reverse mortgages. In the third quarter of 2017, our lending business originated or purchased forward and reverse mortgage loans with a UPB of $541.2 million and $227.8 million, respectively. We are currently exploring streamlining our focus and re-evaluating our long-term strategy with respect to certain forward and reverse lending activities, as described further below.
We are a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for mortgage loan investors. Our leadership in the industry is evidenced by our high cure rate for delinquent loans and above average rate of continuing performance by homeowners whose loans we have modified. Overall, Ocwen has completed nearly 755,000 loan modifications from January 1, 2008 through September 30, 2017.
Asset sales, portfolio runoff and regulatory restrictions on acquisitions of MSRs have resulted in a 60% decline in our servicing portfolio as compared to December 31, 2013. As a result, our revenues have decreased significantly and, while some of our expenses have reduced significantly, we have not been able to reduce our overall expenses by a comparative amount, in part because we have made significant investments in our risk and compliance infrastructure during this period. In addition, continuing regulatory and legal matters have negatively impacted our results. We are continuing to seek operational efficiencies to manage our cost structure as our servicing portfolio continues to shrink. However, there are limits to our ability to reduce costs through operational adjustments. In addition, due to the expiration of the Federal Government’s HAMP loan modification program, our servicing revenues have been negatively impacted by lower HAMP fees, which have been a significant component of servicing revenue in prior periods. As well, we are continuing to make investments in our servicing technology. For example, we are currently in the process of transitioning to a new servicing system and we have begun migrating to a new document storage platform. While these investments will involve upfront costs, we believe these investments will be beneficial to our business in the long term. While we are currently restricted in our ability to acquire MSRs, we would, absent regulatory restrictions, consider acquiring servicing if we viewed the purchase price and other terms to be attractive and determined such acquisitions were an appropriate use of our available capital at such time. Generally, we would benefit from economies of scale if we were able to increase the size of our servicing portfolio, and acquiring servicing would allow us to counteract to an extent the negative impacts on our business from revenues declining faster than expenses.
During July 2017, we entered into agreements with NRZ to convert NRZ’s existing Rights to MSRs to fully-owned MSRs. In effect, the new arrangements provide for the conversion of the existing arrangements into a more traditional subservicing arrangement and involve upfront payments to Ocwen as MSRs transfer to NRZ over time. As MSRs transfer to NRZ (following receipt of the necessary third-party consents), NRZ will pay a lump sum to Ocwen upon each transfer of such MSRs in exchange for Ocwen foregoing payments under the 2012 - 2013 Agreements. The amount of these lump sum payments is based on the amortized value of the transferred MSRs and decreases over time. The first MSRs transferred effective September 1, 2017. Conceptually, these upfront payments are a proxy for the net present value of the difference between higher future fees for servicing the mortgage loans under the 2012 - 2013 Agreements and the lower fees for servicing the mortgage loans under the new Subservicing Agreement. If the necessary third-party consents are not obtained by July 23, 2018, our agreements with NRZ provide for certain alternative arrangements to be put in place or for the MSRs to remain subject to the terms of the 2012 - 2013 Agreements. NRZ also made an equity investment in Ocwen, acquiring 6,075,510 newly-issued common shares for $13.9 million.
As a general matter, we intend to continue to evaluate returns on our existing MSR portfolio, and we may decide to sell select portions of our portfolio or to enter into transactions similar to the 2012 - 2013 Agreements if we believe that such actions will benefit Ocwen versus holding the assets over a longer term.
As part of our cost structure and performance optimizing initiatives, we have begun exploring strategic approaches to streamline our business and leverage our competitive advantages. To that end, we are seeking to focus our operations on mortgage servicing and on our retail forward lending channel, primarily through retail lending recapture. While we believe that our reverse mortgage business has performed well, we are currently evaluating our long-term strategy with respect to our reverse lending activities, including the potential sale of the reverse lending business or certain assets of the business. In addition, as previously disclosed, we have taken various strategic actions with respect to our forward lending business, as we continue to evaluate the overall mortgage lending business and marketplace. For instance, earlier this year we closed our correspondent forward lending channel due to low margins and began selling all of our wholesale forward lending channel originations on a servicing released basis to reduce capital consumption. We have now entered into an agreement to sell certain of our wholesale forward lending assets, and, upon closing of that transaction, we intend to exit the wholesale forward lending business. While these changes may limit our generation of new servicing assets in the near term, we believe that they will, over time, improve our returns and improve cash flow relative to current operations.
In addition, as previously disclosed, we have been evaluating our long-term strategy for our ACS business. While we still believe that this business has long-term potential, it is a relatively capital intensive business. As our ability to raise capital at competitive levels in the current business and regulatory environment is limited, we believe the ACS business may be worth more to a depository institution, an investment fund or an existing auto industry participant than it is to us. We are therefore considering the potential benefits of monetizing our investment in this business in the near term.
To the extent we generate cash proceeds from any sales of assets or businesses, we will, subject to the terms of our debt and other agreements, evaluate the best use of such cash which could include working capital, investments in new assets and reductions in debt to the extent permissible.
We have faced, and expect to continue to face, heightened regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. Since April 20, 2017, the CFPB, mortgage and banking regulatory agencies from 30 states and the District of Columbia and two state attorneys general have taken regulatory actions against us that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. As of November 1, 2017, we have resolved these regulatory matters with 22 jurisdictions while continuing to seek resolutions with the remaining nine jurisdictions and the two state attorney generals. On an ongoing basis, we work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance and to addressing regulatory actions and engagements, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our business, operating results and financial condition have been significantly impacted in recent periods by legal and other fees and settlement payments related to litigation and regulatory matters, including the costs of third-party monitoring firms under our regulatory settlements. To the extent we are unable to avoid, mitigate or offset similar expenses in future periods, our business, operating results and financial condition will continue to be adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and improve our financial performance.
As discussed above, we have previously disclosed that we are in the process of transitioning to a new servicing system. We have entered into agreements with certain subsidiaries of Black Knight, Inc. (Black Knight) pursuant to which we plan to transition to Black Knight’s LoanSphere MSP® (MSP) servicing system. The MSP servicing system includes loan boarding, payment processing, escrow administration, and default management, among other functions. We also plan to use certain ancillary services offered by Black Knight. Ocwen currently anticipates a twenty-four month implementation timeline for its transition onto the MSP servicing system. Once loans are boarded onto the MSP servicing system, the agreements have an initial term of seven years. Black Knight has significant market share and a number of the largest mortgage servicers use the MSP servicing system.
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
Our results of operations for the three months ended September 30, 2017 were favorably impacted by a $37.6 million reduction of interest expense recognized in connection with the fair value of the financing liability recognized in connection with the transfer of MSRs to NRZ under the 2017 Agreements and by a $23.6 million income tax benefit recognized upon the reversal of the liability for uncertain tax positions, including related accrued interest and penalties, due to the expiration of applicable statutes of limitation. We received a $54.6 million lump sum payment in connection with the transfer of $15.9 billion in MSRs to NRZ during the quarter. The amount of lump sum payment is based on a contractual schedule that approximates the net present value of the difference in cash flows under the 2017 Agreements versus the 2012-2013 Agreements, and was determined based on the weighted average characteristics, such as contractual servicing fee rates and delinquency, of the MSRs underlying the Rights to MSRs. The fair value of the portion of the financing liability recognized in connection with the transfer declined primarily due to the transferred MSRs having a contractual servicing fee rate of 33.4 bps as compared to the weighted average of 47.1 bps used in the contractual schedule. Changes in the fair value of the financing liability are recorded in interest expense. A decrease in the fair value of the financing liability reduces interest expense and increases in the fair value increase interest expense.

Operations Summary
The following table presents summarized consolidated operating results:

Periods ended September 30,	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue
Servicing and subservicing fees	$233,220	$302,235	(23)%	$761,523	$906,993	(16)%
Gain on loans held for sale, net	25,777	25,645	1	76,976	69,074	11
Other	25,645	31,568	(19)	79,307	87,192	(9)
Total revenue	284,642	359,448	(21)	917,806	1,063,259	(14)

Expenses
Compensation and benefits	90,538	92,942	(3)	272,750	287,613	(5)
Servicing and origination	72,524	63,551	14	204,947	249,230	(18)
Professional services	38,417	65,489	(41)	145,651	257,795	(44)
Technology and communications	27,929	25,941	8	79,530	85,519	(7)
Occupancy and equipment	15,340	16,760	(8)	49,569	62,213	(20)
Amortization of mortgage servicing rights	13,148	(2,558)	(614)	38,560	18,595	107
Other	15,583	9,553	63	39,335	24,388	61
Total expenses	273,479	271,678	1	830,342	985,353	(16)

Other income (expense)
Interest expense	(47,281)	(110,961)	(57)	(212,471)	(308,083)	(31)
Gain on sale of mortgage servicing rights, net	6,543	5,661	16	7,863	7,689	2
Other, net	3,022	19,894	(85)	18,485	26,329	(30)
Total other expense, net	(37,716)	(85,406)	(56)	(186,123)	(274,065)	(32)

Income (loss) before income taxes	(26,553)	2,364	n/m	(98,659)	(196,159)	(50)
Income tax benefit	(20,418)	(7,110)	187	(15,465)	(7,214)	114
Net income (loss)	(6,135)	9,474	(165)	(83,194)	(188,945)	(56)
Net income attributable to non-controlling interests	(117)	(83)	41	(289)	(373)	(23)
Net income (loss) attributable to Ocwen stockholders	$(6,252)	$9,391	(167)%	$(83,483)	$(189,318)	(56)%

Segment income (loss) before income taxes:
Servicing	$5,681	$35,449	(84)%	$18,030	$(42,414)	(143)%
Lending	(7,569)	1,311	(677)	(7,072)	5,742	(223)
Corporate Items and Other	(24,665)	(34,396)	(28)	(109,617)	(159,487)	(31)
	$(26,553)	$2,364	n/m	$(98,659)	$(196,159)	(50)%
n/m: not meaningful

Three Months Ended September 30, 2017 versus 2016
Servicing and subservicing fees for the third quarter of 2017 were $69.0 million, or 23%, lower than the third quarter of 2016, primarily due to portfolio runoff. Additionally, the number of completed modifications declined as a result of the expiration of the HAMP program on December 31, 2016. The average UPB and average number of assets in our residential portfolio declined 14% and 12%, respectively, as compared to the third quarter of 2016.
Expenses were $1.8 million, or 1%, higher in the third quarter of 2017 as compared to the third quarter of 2016.

Monitor expenses, which are included in Professional services expense, decreased $13.5 million as compared to the third quarter of 2016 primarily as a result of reduced costs related to the CA Auditor, whose appointment was terminated in February 2017, and the NY Operations Monitor, whose appointment was terminated in April 2017.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges), increased $33.3 million as compared to the third quarter of 2016, principally due to a $22.0 million increase in fair value losses and a $15.7 million increase in amortization. The increase in fair value loss primarily resulted from a $20.2 million benefit recognized in the third quarter of 2016 related to collateral performance improvements that increased the value of the MSRs. The increase in amortization expense primarily resulted from an $18.1 million benefit recognized in the third quarter of 2016 related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program. During the third quarter of 2017 and 2016, we reversed impairment charges related to our government insured MSRs of $6.2 million and $1.9 million, respectively.
Excluding MSR amortization and valuation adjustments and monitor expenses, expenses were $18.0 million, or 7%, lower as compared to the third quarter of 2016. Professional services expense, excluding monitor expenses, was $13.5 million, or 27%, lower in the third quarter of 2017 as compared to the third quarter of 2016 due to a $9.2 million decline in legal expenses. Professional services expense for the third quarter of 2017 includes $3.7 million of fees incurred in connection with converting NRZ’s Rights to MSRs to fully-owned MSRs. The third quarter of 2016 included $10.0 million recorded in connection with our discussions with the CA DBO that resulted in the termination of the 2015 CA Consent Order. Servicing and origination expense, excluding MSR valuation adjustments, decreased $8.7 million, or 14%, primarily due to a decrease in the loss provision related to Ginnie Mae claim receivables.
Compensation and benefits expense declined $2.4 million, or 3%, as average headcount declined by 15%, including an 11% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 21%, including a 15% reduction in the U.S.
The $6.0 million, or 63%, increase in Other expenses is due to a $6.8 million charge to write-off the carrying value of internally-developed software used in our wholesale forward lending business in connection with our decision to exit that channel and sell the furniture, fixtures and equipment located at our Westborough, Massachusetts facility.
Interest expense for the third quarter of 2017 declined $63.7 million, or 57%, as compared to the third quarter of 2016 primarily due to a $58.7 million decline in interest expense on the NRZ financing liabilities due to a $37.6 million favorable adjustment to the fair value of the NRZ financing liability recognized in connection with the transfer of MSRs, as well as the decline in the average UPB of the NRZ servicing portfolio due to runoff. The favorable fair value adjustment was primarily driven by the characteristics of Rights to MSRs with a UPB of $15.9 billion that were converted to fully-owned MSRs during the quarter, relative to the $54.6 million lump sum payment received from NRZ. For the Rights to MSRs that were converted during the quarter, the characteristics of the underlying MSRs did not correspond to the weighted average loan characteristics used to determine the lump sum payment, resulting in a decline in the fair value of the financing liability primarily due to the transferred MSRs having a contractual servicing fee rate of 33.4 bps as compared to the weighted average of 47.1 bps used in the lump sum contractual schedule. As additional Rights to MSRs may transfer in the future, the recognition may include the reversal of any gain associated solely with such characteristics. Also, interest expense was lower on match funded liabilities consistent with the decline in servicing advances and the effect of higher amortization of facility costs in the third quarter of 2016.
Other, net for the third quarter of 2016 includes $12.8 million received in connection with the execution of clean-up call rights related to four small-balance commercial mortgage securitization trusts. We also recognized a $2.5 million loss on the sale of the commercial loans purchased as part of the transaction, which we reported in Gain on loans held for sale, net.
Nine Months Ended September 30, 2017 versus 2016
Servicing and subservicing fees declined $145.5 million, or 16%, in the nine months ended September 30, 2017 as compared to the same period of 2016. This decline is primarily due to portfolio runoff and a reduction in the number of completed modifications. The average UPB and average number of assets in our residential portfolio declined 10% and 8%, respectively, as compared to the nine months ended September 30, 2016.
Gains on loans held for sale for the nine months ended September 30, 2017 increased $7.9 million, or 11%, as compared to the nine months ended September 30, 2016. Gains on loans held for sale from our lending operations increased $11.6 million, primarily as a result of higher origination volumes and margins in our reverse lending business.
Expenses for the nine months ended September 30, 2017 were $155.0 million, or 16%, lower than the same period of 2016.
Monitor expenses for the nine months ended September 30, 2017 were $66.8 million lower than the same period last year, primarily as a result of the termination of the CA Auditor and NY Operations Monitor appointments in 2017. MSR amortization and valuation adjustments decreased $3.9 million, or 3%, due to a $38.7 million decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff, offset by a $20.0 million increase in amortization and a $14.8 million increase in fair value losses. The higher impairment in 2016 reflects a significant decrease in interest rates, whereas rates have remained relatively flat in 2017. The increase in fair value loss is due to the $20.2 million benefit recognized in the third quarter of 2016 related to collateral performance improvements that increased the value of the MSRs. The increase in amortization expense resulted from a benefit recognized during the nine months ended September 30, 2016 related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program.
Excluding MSR amortization and valuation adjustments and monitor expenses, expenses for the nine months ended September 30, 2017 were $84.2 million, or 11%, lower than the same period a year ago. Professional services expense, excluding monitor expenses, was $45.3 million, or 25%, lower for the nine months ended September 30, 2017 as compared to the same period of 2016 due to a $39.7 million decline in legal expenses. We recorded $35.8 million of anticipated recoveries of litigation settlements in the second quarter of 2017 as an offset to legal expenses. Professional services expense for the nine months ended September 30, 2017 includes $5.0 million of fees in connection with converting NRZ’s Rights to MSRs to fully-owned MSRs. Servicing and origination expense, excluding MSR valuation adjustments, decreased $20.4 million, or 14%, primarily due to a decrease in the Ginnie Mae related loss provision and claim losses.
Compensation and benefits expense declined $14.9 million, or 5%, as average headcount declined by 12%, including a 9% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 20%, including a 19% reduction in the U.S. Occupancy and equipment expense declined by $12.6 million, or 20%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, particularly postage and other delivery services, and the effect of consolidating facilities. Technology and communications expense declined by $6.0 million, or 7%, because of efforts to bring technology services in-house and the effects of a declining servicing portfolio on technology fees.
Other expenses increased by $14.9 million, or 61%, primarily due to the $6.8 million charge recognized in the third quarter of 2017 to write-off the carrying value of internally-developed software used in our wholesale forward lending business and a $4.0 million increase in provision for losses on automotive dealer financing notes. The loss provision recorded by the ACS business on its portfolio of automotive dealer financing notes was required principally because of the deterioration since December 31, 2016 in the credit quality of notes due from certain dealers. Due to the increase in the age of these notes, we have assumed that the notes due from these dealers are fully collateral-dependent, with no recoveries beyond estimated liquidation value of the remaining unsold inventory.
Interest expense for the nine months ended September 30, 2017 declined $95.6 million, or 31%, as compared to the same period of the prior year due in large part to a $65.9 million reduction in interest expense on the NRZ financing liabilities driven by declines in the value of the NRZ financing liability, principally as a result of the decline in the average UPB of the NRZ servicing portfolio due to runoff and because of the $37.6 million reduction in fair value of the NRZ financing liability recognized in connection with the transfer of MSRs, as discussed above. In addition, interest expense for the nine months ended September 30, 2016 included $10.5 million of additional payments to NRZ to compensate it for certain increased costs associated with an earlier downgrade of our S&P servicer rating. Lower interest expense on match funded liabilities is consistent with the decline in servicing advances and the effect of the higher amortization of facility costs in 2016.
Although the pre-tax loss for the nine months ended September 30, 2017 declined by $97.5 million, or 50%, to $98.7 million, the income tax benefit actually increased $8.3 million, or 114%, to $15.5 million. This is primarily due to the income tax benefit recognized on the reversal of the remaining liability for uncertain tax positions at the expiration of the statute of limitations in September 2017. The change is also due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. The overall effective tax rate for the nine months ended September 30, 2017 was 15.7%, compared to 3.7% for the nine months ended September 30, 2016. This rate change primarily resulted from the tax benefit recognized on the reversal of uncertain tax positions during the nine months ended September 30, 2017, as compared to additional income tax expense recognized during the nine months ended September 30, 2016 related to uncertain tax positions, offset in part by a decrease in tax benefits resulting from our inability to carry back current losses that are being generated in the U.S. and USVI tax jurisdictions.

Financial Condition Summary
The following table presents summarized consolidated balance sheet data at the dates indicated:

	September 30, 2017	December 31, 2016	% Change
Cash	$299,888	$256,549	17%
Mortgage servicing rights	944,308	1,042,978	(9)
Advances and match funded advances	1,405,816	1,709,846	(18)
Loans held for sale	223,662	314,006	(29)
Loans held for investment, at fair value	4,459,760	3,565,716	25
Other	764,171	766,568	—
Total assets	$8,097,605	$7,655,663	6%

Total assets by segment:
Servicing	$2,905,817	$3,312,371	(12)%
Lending	4,679,641	3,863,862	21
Corporate Items and Other	512,147	479,430	7
	$8,097,605	$7,655,663	6%

HMBS-related borrowings, at fair value	$4,358,277	$3,433,781	27%
Other financing liabilities	536,981	579,031	(7)
Match funded liabilities	1,028,016	1,280,997	(20)
SSTL and other secured borrowings, net	544,589	678,543	(20)
Senior notes, net	347,201	346,789	—
Other	693,119	681,239	2
Total liabilities	$7,508,183	$7,000,380	7%

Total liabilities by segment:
Servicing	$2,108,172	$2,369,697	(11)%
Lending	4,597,191	3,785,974	21
Corporate Items and Other	802,820	844,709	(5)
	$7,508,183	$7,000,380	7%

Total equity	$589,422	$655,283	(10)%
n/m: not meaningful
Changes in the composition and balance of our assets and liabilities during the nine months ended September 30, 2017 are principally attributable to Loans held for investment and Financing liabilities, which increased as a result of our reverse mortgage securitizations accounted for as secured financings. Match funded liabilities declined consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity declined as a result of the net loss we incurred for the nine months ended September 30, 2017.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment. While our expense allocation methodology for the current period is consistent with that used in prior periods presented, during the first quarter of 2017, we moved certain functions which had been associated with corporate cost centers to our Lending and Servicing segments because these functions align more closely with those segments. As applicable, the results of operations for the three and nine months ended September 30, 2016 have been recast to conform to the current period presentation. As a result of these changes, income before income taxes for the Lending segment decreased for the three and nine months ended September 30, 2016 by $2.3 million and $7.4 million, respectively, while loss before income taxes for the Servicing segment decreased by the same amount for the same periods.

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
Because a significant portion of our loan modifications in recent years have been in connection with the HAMP loan modification program, its expiration on December 31, 2016 has adversely affected our servicing revenue and the financial performance of our servicing segment. While our other modification programs do not include the incentive fee portion of revenue that is received with respect to successful HAMP modifications, we expect to continue to realize the other benefits associated with such resolutions, including the collection of delinquent servicing fees and lower costs of servicing the performing loan. We estimate the balance of deferred servicing fees related to delinquent borrower payments was $325.8 million and $380.2 million, respectively, at September 30, 2017 and December 31, 2016. Deferred servicing fees attributable to the MSRs underlying NRZ’s Rights to MSRs were $270.7 million at September 30, 2017. We are contractually obligated to remit to NRZ all deferred servicing fees collected in connection with MSRs underlying Rights to MSRs. However, under our 2012 and 2013 agreements with NRZ, in addition to base servicing fees, we are entitled to performance fees that increase to the extent we collect deferred servicing fees. As such, the majority of the deferred servicing fees collected are recognized by us as additional revenue without a corresponding increase in interest expense related to the NRZ financing liability. On July 23, 2017, we executed on our previously announced agreement in principle with NRZ to convert NRZ’s existing Rights to MSRs to fully-owned MSRs. As MSRs transfer to NRZ under our July 2017 agreements, we will subservice the mortgage loans to which the MSRs relate and NRZ will receive all deferred service fees. We estimate the balance of deferred servicing fees for the $15.5 billion in UPB that has been converted to fully-owned MSRs to be $17.3 million as of September 30, 2017.
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
Third-Party Servicer Ratings
Similar to other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s, S&P and Fitch. Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.

The following table summarizes our key ratings by these rating agencies:

	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3-	Average	RPS3-
Residential Subprime Servicer	SQ3-	Average	RPS3-
Residential Special Servicer	SQ3-	Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	Average	RPS3-
Residential Home Equity Servicer	—	—	RPS3-
Residential Alt-A Servicer	—	—	RPS3-
Master Servicing	SQ3	Average	RMS3-
Ratings Outlook	N/A	Stable	Negative

Date of last action	April 24, 2017	August 9, 2016	April 25, 2017
In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” S&P’s servicer ratings outlook for Ocwen is stable in general and its outlook for master servicing is positive. Fitch Ratings changed the servicer ratings Outlook to Negative from Stable on April 25, 2017. Moody’s placed the servicer ratings on Watch for Downgrade on April 24, 2017.
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

The following table presents the results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue
Servicing and subservicing fees:
Residential	$231,272	$300,018	(23)%	$756,119	$900,848	(16)%
Commercial	2,314	2,310	—	6,209	6,520	(5)
	233,586	302,328	(23)	762,328	907,368	(16)
Gain on loans held for sale, net	4,054	5,943	(32)	8,767	11,906	(26)
Other	8,905	10,809	(18)	31,252	32,453	(4)
Total revenue	246,545	319,080	(23)	802,347	951,727	(16)

Expenses
Compensation and benefits	40,312	44,156	(9)	121,678	142,815	(15)
Servicing and origination	66,962	57,498	16	187,536	229,377	(18)
Professional services	14,148	22,977	(38)	49,076	92,561	(47)
Technology and communications	11,970	14,374	(17)	35,779	43,243	(17)
Occupancy and equipment	11,098	12,066	(8)	35,431	47,532	(25)
Amortization of mortgage servicing rights	13,081	(2,634)	(597)	38,351	18,360	109
Other	60,994	53,719	14	169,555	160,438	6
Total expenses	218,565	202,156	8	637,406	734,326	(13)

Other income (expense)
Interest income	144	59	144	406	(102)	(498)
Interest expense	(28,568)	(101,138)	(72)	(159,822)	(278,808)	(43)
Gain on sale of mortgage servicing rights, net	6,543	5,661	16	7,863	7,689	2
Other, net	(418)	13,943	(103)	4,642	11,406	(59)
Total other expense, net	(22,299)	(81,475)	(73)	(146,911)	(259,815)	(43)

Income (loss) before income taxes	$5,681	$35,449	(84)%	$18,030	$(42,414)	(143)%
n/m: not meaningful

The following tables provide selected operating statistics:

At September 30,	2017	2016	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$169,840,643	$192,260,993	(12)%
Non-performing loans	14,230,148	20,213,008	(30)
Non-performing real estate	3,397,527	4,418,001	(23)
Total	$187,468,318	$216,892,002	(14)%

Conventional loans (2)	$53,202,003	$63,898,483	(17)%
Government-insured loans	21,727,342	23,722,156	(8)
Non-Agency loans	112,538,973	129,271,363	(13)
Total	$187,468,318	$216,892,002	(14)%

Percent of total UPB:
Servicing portfolio	42%	41%	2%
Subservicing portfolio	2	2	—
NRZ (3)	56	57	(2)
Non-performing assets	9	11	(18)

Count:
Performing loans (1)	1,178,537	1,313,600	(10)%
Non-performing loans	72,213	100,710	(28)
Non-performing real estate	16,803	23,357	(28)
Total	1,267,553	1,437,667	(12)%

Conventional loans (2)	317,588	369,555	(14)%
Government-insured loans	159,439	173,235	(8)
Non-Agency loans	790,526	894,877	(12)
Total	1,267,553	1,437,667	(12)%

Percent of total count:
Servicing portfolio	40%	39%	3%
Subservicing portfolio	2	2	—
NRZ (3)	58	59	(2)
Non-performing assets	7	9	(22)

Periods ended September 30,	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$79,836,441	$90,753,811	(12)%	$82,257,200	$90,276,861	(9)%
Subservicing portfolio	3,672,537	5,503,444	(33)	4,018,896	6,903,036	(42)
NRZ (3)	107,589,331	125,494,406	(14)	112,279,580	123,468,047	(9)
Total	$191,098,309	$221,751,661	(14)%	$198,555,676	$220,647,944	(10)%

Periods ended September 30,	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Prepayment speed (average CPR)	15%	15%	—%	15%	14%	7%
% Voluntary	82	80	3	81	78	4
% Involuntary	18	20	(10)	19	22	(14)
% CPR due to principal modification	1	2	(50)	1	2	(50)

Average count:
Servicing portfolio	510,455	572,274	(11)%	524,337	567,184	(8)%
Subservicing portfolio	27,994	38,291	(27)	29,774	45,179	(34)
NRZ (3)	750,078	854,607	(12)	777,821	834,607	(7)
	1,288,527	1,465,172	(12)%	1,331,932	1,446,970	(8)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$62,465	$73,019	(14)%	$195,683	$226,310	(14)%
Subservicing	1,760	2,989	(41)	5,792	11,436	(49)
NRZ	129,228	159,919	(19)	420,151	482,566	(13)
	193,453	235,927	(18)	621,626	720,312	(14)
HAMP fees	6,202	32,021	(81)	37,662	88,130	(57)
Late charges	14,878	15,150	(2)	47,120	51,055	(8)
Loan collection fees	5,654	6,736	(16)	17,889	20,828	(14)
Other	11,085	10,184	9	31,822	20,523	55
	$231,272	$300,018	(23)%	$756,119	$900,848	(16)%

Interest Expense on NRZ Financing Liability (4)
Servicing fees collected on behalf of NRZ	$129,228	$159,919	(19)%	$420,151	$482,566	(13)%
Less: Subservicing fee retained by Ocwen	68,536	87,506	(22)	226,483	257,408	(12)
Net servicing fees remitted to NRZ	60,692	72,413	(16)	193,668	225,158	(14)
Less: reduction (increase) in financing liability
Changes in fair value	27,024	(807)	n/m	27,024	(1,555)	n/m
Runoff, settlements and other	19,770	594	n/m	52,963	47,172	12
	$13,898	$72,626	(81)%	$113,681	$179,541	(37)%

Number of Completed Modifications
HAMP	620	13,354	(95)%	12,249	31,994	(62)%
Non-HAMP	5,924	7,716	(23)	23,719	25,409	(7)
Total	6,544	21,070	(69)%	35,968	57,403	(37)%

Periods ended September 30,	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Financing Costs
Average balance of advances and match funded advances	$1,441,798	$1,877,798	(23)%	$1,544,824	$1,987,573	(22)%
Average borrowings
Match funded liabilities	1,046,772	1,400,017	(25)	1,146,096	1,485,655	(23)
Financing liabilities	525,806	613,545	(14)	546,324	651,305	(16)
Other secured borrowings	17,711	362,196	(95)	21,999	395,153	(94)
Interest expense on borrowings
Match funded liabilities	11,196	17,349	(35)	36,015	53,656	(33)
Financing liabilities	15,317	73,096	(79)	118,579	193,974	(39)
Other secured borrowings	513	9,765	(95)	1,371	28,048	(95)
Effective average interest rate
Match funded liabilities	4.28%	4.96%	(14)	4.19%	4.82%	(13)
Financing liabilities (4)	11.65	47.65	(76)	28.94	39.71	(27)
Other secured borrowings	11.59	10.78	8	8.31	9.46	(12)
Facility costs included in interest expense	$2,305	$8,953	(74)	$5,724	$26,519	(78)
Discount amortization included in interest expense	—	240	(100)	—	623	(100)
Average 1-Month LIBOR	1.23%	0.50%	146	1.02%	0.46%	122

Average Employment
India and other	4,927	6,326	(22)%	5,251	6,551	(20)%
U.S.	1,173	1,382	(15)	1,215	1,505	(19)
Total	6,100	7,708	(21)%	6,466	8,056	(20)%

Collections on loans serviced for others	$9,196,616	$10,722,550	(14)%	$28,063,649	$30,782,109	(9)%
n/m: not meaningful

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 144,461 and 174,299 prime loans with a UPB of $25.7 billion and $32.7 billion at September 30, 2017 and September 30, 2016, respectively, that we service or subservice.

(3)
Loans serviced by Ocwen for which the Rights to MSRs have been sold to NRZ, including loans that have been converted to fully-owned MSRs. Under our 2012 - 2013 Agreements with NRZ, we remit servicing fees collected on the underlying MSRs, except for the ancillary fees (other than float earnings). The servicing fees that we remit, net of the subservicing and performance fees that we receive, are accounted for as a reduction of the NRZ financing liability and as interest expense. Changes in the fair value of the related financing liability are also included in the amount reported as interest expense.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 12.79% and 59.15% for the three months ended September 30, 2017 and 2016, respectively, and 33.58% and 49.40% for the nine months ended September 30, 2017 and 2016, respectively. Interest expense on financing liabilities for the nine months ended September 30, 2016 included $10.5 million of fees incurred in connection with our agreement to compensate NRZ through June 2016 for certain increased costs associated with its servicing advance financing facilities that were the direct result of a downgrade of our S&P servicer rating in 2015.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2017	2016	2017	2016
Portfolio at January 1	$209,092,130	$250,966,112	1,393,766	1,624,762
Additions	1,403,213	1,531,715	6,675	7,969
Sales	(52,162)	(34,643)	(260)	(126)
Servicing transfers	(220,169)	(6,745,819)	(1,253)	(34,506)
Runoff	(7,853,998)	(8,636,329)	(44,972)	(47,132)
Portfolio at March 31	202,369,014	237,081,036	1,353,956	1,550,967
Additions	1,152,541	2,079,670	5,434	9,843
Sales	(82,571)	(179,110)	(410)	(831)
Servicing transfers	(484,530)	(458,189)	(2,015)	(1,547)
Runoff	(8,156,030)	(9,247,406)	(46,855)	(51,942)
Portfolio at June 30	$194,798,424	$229,276,001	1,310,110	1,506,490
Additions	731,276	1,912,894	3,171	8,815
Sales (1)	(28,825)	(3,274,966)	(221)	(17,752)
Servicing transfers	(212,908)	(1,788,040)	(1,332)	(8,552)
Runoff	(7,819,649)	(9,233,887)	(44,175)	(51,334)
Portfolio at September 30	$187,468,318	$216,892,002	1,267,553	1,437,667

(1)
On September 8, 2017, we completed the sale of non-Agency MSRs on portfolios consisting of 167 loans with a UPB of $46.6 million. We will continue to subservice these loans until the transfer is completed on November 1, 2017.

The key driver of our servicing segment operating results for the third quarter of 2017, as compared to 2016, was a 23% decline in total revenue as a result of the portfolio runoff and declines in completed modifications, coupled with an 8% increase in total expenses. The increase in expenses was primarily driven by increases in MSR amortization and fair value adjustments partially offset by reductions in headcount and legal expenses.
Three Months Ended September 30, 2017 versus 2016
Servicing and subservicing fee revenue declined by $68.7 million, or 23%, as compared to the third quarter of 2016 driven by a 14% decline in the average UPB and a 12% decline in the average number of assets in our portfolio due to runoff.
Total completed modifications decreased 69% as compared to the third quarter of 2016. The portion of modifications completed under HAMP (including streamlined HAMP) as a percentage of total modifications decreased to 9% in the third quarter of 2017 as compared to 63% for the third quarter of 2016 as a result of the expiration of the HAMP program on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification. Revenue recognized in connection with loan modifications totaled $14.5 million and $57.3 million during the third quarter of 2017 and 2016, respectively, a decline of 75%.
Expenses were $16.4 million, or 8%, higher as compared to the third quarter of 2016.
MSR amortization and valuation adjustments increased $33.4 million driven by an increase in both MSR fair value losses and amortization expense, offset in part by the reversal of impairment charges. The increase in fair value losses is primarily due to a $20.2 million benefit recognized in the third quarter of 2016 related to collateral performance improvements that increased the value of the MSRs as the underlying loans are more likely to make contractual payments on time and are, generally, less costly to service. The increase in MSR amortization expense primarily resulted from an $18.1 million benefit recognized in the third quarter of 2016 related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program. We recognized the reversal of impairment charges of $6.2 million and $1.9 million on our government-insured MSRs during the third quarter of 2017 and 2016, respectively, reflecting changes in interest rates or other inputs and assumptions used in the valuation of such assets.
Servicing and origination expense, excluding the $17.6 million net increase in MSR valuation adjustments, declined $8.2 million, or 15% as compared to the third quarter of 2016 primarily due to a decrease in the loss provision related to Ginnie Mae claim receivables resulting from our participation in HUD’s ADPLS program.

Professional services expense declined $8.8 million, or 38%, largely due to a $7.6 million decline in legal expenses that was principally the result of expenses incurred in 2016 defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities. Professional services expense includes $3.7 million of fees incurred in the third quarter of 2017 in connection with our progress converting NRZ’s Rights to MSRs to fully-owned MSRs.
A 15% reduction in average U.S.-based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled a reduction in Compensation and benefits expense of $3.8 million, or 9%.
Technology and communication expense declined by $2.4 million, or 17%. Excluding technology allocations, costs charged through corporate overhead allocations (which are included in Other expense) increased $10.5 million.
Interest expense declined by $72.6 million, or 72%, in the third quarter of 2017 compared to the third quarter of 2016 primarily due to a $58.7 million decline in interest expense on the NRZ financing liabilities due to a favorable adjustment of $37.6 million to the fair value of the NRZ financing liability recognized in connection with the transfer of MSRs, as well as the decline in the average UPB of the NRZ servicing portfolio due to runoff. The favorable fair value adjustment was primarily driven by the characteristics of Rights to MSRs with a UPB of $15.9 billion that were converted to fully-owned MSRs during the quarter, relative to the $54.6 million lump sum payment received from NRZ. For the Rights to MSRs that were converted during the quarter, the characteristics of the underlying MSRs did not correspond to the weighted average loan characteristics used to determine the lump sum payment, resulting in a decline in the fair value of the financing liability primarily due to the transferred MSRs having a contractual servicing fee rate of 33.4 bps as compared to the weighted average of 47.1 bps used in the lump sum contractual schedule. As additional Rights to MSRs may transfer in the future, the recognition may include the reversal of any gain associated solely with such characteristics.
The December 2016 transfer of the SSTL from Servicing to Corporate Items and Other when we entered into an amended and restated SSTL facility agreement and lower match funded liabilities and related commitment fees also contributed to the decline in interest expense. The transfer of the SSTL reduced interest expense by $8.7 million, and interest on match funded liabilities decreased by $6.2 million. The decline in match funded liabilities was consistent with the decline in servicing advances on a servicing portfolio that is smaller but better performing.
Nine Months Ended September 30, 2017 versus 2016
Servicing and subservicing fee revenue declined $145.0 million, or 16%, as the average UPB and the average number of assets in our residential servicing and subservicing portfolio declined by 10% and 8%, respectively, due to portfolio runoff. Revenue recognized in connection with loan modifications declined to $78.8 million for the nine months ended September 30, 2017 as compared to $155.6 million for the same period in 2016 consistent with the 37% decline in completed modifications.
Expenses were $96.9 million, or 13%, lower for the nine months ended September 30, 2017 as compared to the same period of 2016.
Professional services expense declined $43.5 million, or 47%, largely due to a $41.9 million decline in legal expenses that was principally the result of expenses incurred in 2016 defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities, including the now-settled Fisher matter. Professional services expense includes $5.0 million of fees incurred during the nine months ended September 30, 2017 in connection with our progress converting NRZ’s Rights to MSRs to fully-owned MSRs.
Servicing and origination expense, excluding the $23.9 million net reduction in MSR valuation adjustments, decreased by $18.0 million, or 14% for the nine months ended September 30, 2017 as compared to the same period of 2016. This decrease is primarily due to a decline in losses related to Ginnie Mae claims. Ginnie Mae claim losses in the second and third quarters of 2016 included the accelerated recognition of expenses related to our participating in HUD’s ADPLS and HUD Note Sale programs, which were largely offset by a benefit in amortization expense as discussed below.
The 19% reduction in average U.S. based headcount and the migration of certain operations offshore enabled a reduction in Compensation and benefits expense of $21.1 million, or 15%.
Occupancy and equipment expense declined $12.1 million, or 25%, largely because of the effect of the decline in the average number of assets in our servicing portfolio and various cost improvement initiatives with respect to certain expenses, principally the cost of postage and other delivery services.
Technology and communication expense declined by $7.5 million, or 17%. However, this decline was partly offset by an increase of $1.8 million in technology allocations. Excluding technology allocations, costs charged through corporate overhead allocations increased by $9.4 million.
MSR amortization and valuation adjustments decreased $3.9 million because of the effects of portfolio runoff and a decrease in impairment charges related to our government insured MSRs. For the nine months ended September 30, 2017, we reversed impairment charges of $1.6 million. This compares to the recognition of $37.2 million of impairment charges for the same period of 2016, reflecting that interest rates declined during the period (followed by a significant reversal in the fourth quarter of 2016). The decrease in impairment was largely offset by increases in MSR fair value losses and amortization expense. The increase in fair value losses is primarily due to a $20.2 million benefit recognized in the third quarter of 2016 related to collateral performance improvements that increased the value of the MSRs as the underlying loans are more likely to make contractual payments on time and are, generally, less costly to service. The increase in amortization expense resulted from a $24.8 million benefit recognized during the nine months ended September 30, 2016 related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program.
Interest expense declined by $119.0 million, or 43%, primarily due to a $65.9 million reduction in interest expense related to the NRZ financing liabilities because of the decline in the average UPB of the NRZ servicing portfolio due to runoff and because of the reduction in fair value of the NRZ financing liability recognized in connection with the transfer of MSRs, as discussed above. In addition, interest expense for the nine months ended September 30, 2016 included $10.5 million of the compensatory fees paid to NRZ as a result of the earlier downgrade to our S&P servicer rating. The transfer of the SSTL from Servicing to Corporate Items and Other reduced interest expense by $25.8 million, while interest on match funded liabilities decreased by $17.6 million. The decline in match funded liabilities was consistent with the decline in servicing advances on our smaller but better performing servicing portfolio.
Lending
We have recently taken various strategic actions with respect to our forward lending business, as we continue to evaluate the overall mortgage lending business and marketplace. In the second quarter of 2017, we closed our forward lending correspondent channel due to low margins and began selling all of our forward lending wholesale channel originations on a servicing released basis to reduce capital consumption. In the third quarter of 2017, we entered into an agreement to sell certain assets of our forward lending wholesale business, and, upon closing of that transaction, we intend to exit the forward lending wholesale business. Consistent with our long-term strategy, we remain focused on increasing conversion rates (i.e., recapture) on our existing servicing portfolio through our forward lending retail channel. While these changes may limit our generation of new servicing assets in the near term, we believe that they will, over time, improve our returns and improve cash flow relative to current operations. We are also evaluating our long-term strategy with respect to our reverse lending activities, which could include the potential sale of this business or certain assets of the business.
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. Reverse mortgages are originated and purchased through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.4 billion at September 30, 2017. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these Future Value draws. We recognize this Future Value over time as future draws are securitized or sold. At September 30, 2017, unrecognized Future Value is estimated to be $68.4 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans, utilizing a discount rate of 12% and projected performance assumptions in line with historical experience and industry benchmarks.
Historically, loans have been acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (retail). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest margin. We have exited the forward lending correspondent channel and intend to exit the forward lending wholesale channel upon the closing of our agreement to sell certain assets associated with this business.
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
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved originators in connection with loans we purchase through our correspondent lending channel. We recognize the fair value of the liability for our representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the mortgage loan investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur.

The following table presents the results of operations of the Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$10,268	$11,306	(9)%	$30,889	$33,971	(9)%
Reverse loans	11,454	7,582	51	37,182	22,498	65
	21,722	18,888	15	68,071	56,469	21
Other	10,213	11,808	(14)	27,386	32,786	(16)
Total revenue	31,935	30,696	4	95,457	89,255	7

Expenses
Compensation and benefits	18,666	19,578	(5)	57,657	54,655	5
Servicing and origination	4,583	4,434	3	13,669	11,655	17
Professional services	1,124	402	180	2,107	1,042	102
Technology and communications	652	788	(17)	2,001	2,897	(31)
Occupancy and equipment	1,120	1,127	(1)	3,817	4,201	(9)
Amortization of mortgage servicing rights	67	76	(12)	209	235	(11)
Other	12,200	3,608	238	21,168	10,786	96
Total expenses	38,412	30,013	28	100,628	85,471	18

Other income (expense)
Interest income	2,857	3,990	(28)	8,612	11,805	(27)
Interest expense	(4,504)	(3,684)	22	(11,171)	(10,829)	3
Other, net	555	322	72	658	982	(33)
Total other income (expense), net	(1,092)	628	(274)	(1,901)	1,958	(197)

Income (loss) before income taxes	$(7,569)	$1,311	(677)%	$(7,072)	$5,742	(223)%

The following table provides selected operating statistics:

Periods ended September 30,	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Loan Production by Channel
Forward loans
Correspondent	$16,086	$441,968	(96)%	$472,890	$1,334,059	(65)%
Wholesale	296,869	661,360	(55)	1,014,318	1,496,539	(32)
Retail	228,246	113,111	102	594,022	286,914	107
	$541,201	$1,216,439	(56)%	$2,081,230	$3,117,512	(33)%

% HARP production	9%	2%	350%	7%	4%	75%
% Purchase production	32	34	(6)	36	36	—
% Refinance production	68	66	3	64	64	—

Reverse loans
Correspondent	$86,133	$109,141	(21)%	$395,372	$294,844	34%
Wholesale	101,728	71,988	41	267,681	212,836	26
Retail	39,947	31,896	25	113,279	103,455	9
	$227,808	$213,025	7%	$776,332	$611,135	27%
The key drivers of the results of our lending segment for the three and nine months ended September 30, 2017, as compared to 2016, were our decisions to exit the forward lending correspondent channel and to sell certain assets of our forward lending wholesale origination business. Increases in reverse loan originations were more than offset by substantial declines in forward loan originations principally as a result of a strategic decision to focus on the retail channel that is expected to produce stronger economic returns. Gains on loans held for sale increased principally because of increased origination volume and higher margins in reverse lending. The declines in other revenues are principally the result of changes in fair value of reverse loans and the related financing liabilities. Average headcount increased for both the third quarter and year to date periods as we expanded our reverse originations and brought certain functions in house. A headcount reduction has been undertaken in forward lending to align capacity with volume levels.
Three Months Ended September 30, 2017 versus 2016
Total revenue increased by $1.2 million or 4% in third quarter of 2017 while total loan production decreased by $660.5 million, or 46%. Other revenue decreased $1.6 million, or 14%, in the third quarter of 2017 primarily as a result of a $0.6 million decrease in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability and a decline in fees due to lower forward loan originations. The $2.8 million, or 15% increase in Gains on loans held for sale, net is due to higher margin rates and origination volume in our reverse lending business which includes the impact of a shift in mix from the correspondent channel to the higher yielding wholesale channel. Gains in the forward lending business decreased due to lower volume and margin rates in the correspondent and wholesale channels, which was substantially offset by higher volume and higher margin rates in the retail channel.
Total expenses increased $8.4 million, or 28%, in the third quarter of 2017. Other expense, which increased by $8.6 million, or 238%, includes a charge of $6.8 million to write-off the carrying value of internally-developed Loan Operating System (LOS) software used in our wholesale forward lending business. In addition, advertising expense increased by $1.4 million. Professional services expense increased by $0.7 million, or 180%, largely due to higher legal and consulting fees. Total average headcount increased 7% over the third quarter of 2016 due to increased offshore hiring in the forward lending business. In spite of this increase, Compensation and benefits expense decreased $0.9 million, or 5%, as commissions declined on lower forward lending origination volume. Direct acquisition costs, a component of Gain on loans held for sale, net, are offset by origination fee income that is included in Other revenue.
Interest income, which consists primarily of interest earned on newly originated and purchased loans prior to sale to investors, has declined consistent with lower origination volume in our forward lending business. Interest income is offset by interest expense incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. Interest expense increased $0.8 million, or 22%, in the third quarter of 2017 due primarily to accelerated fee amortization on warehouse lines no longer utilized.
Nine Months Ended September 30, 2017 versus 2016
Total revenue increased by $6.2 million or 7% in spite of the $871.1 million, or 23%, decline in total loan production. Gains on loans held for sale, net increased $11.6 million, or 21%, largely due to higher origination volume and improved margin rates in our reverse lending business. This improvement in reverse lending was partially offset by a decline in the forward channel gains due to lower margin rates in all channels and lower volume in the correspondent and wholesale channels, which was partially offset by an increase in retail volume. Other revenue decreased $5.4 million, or 16%, primarily as a result of a $3.7 million decrease in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability and a decline in fees due to lower forward loan originations and lower fees in the reverse channel due to market conditions.
Total expenses increased $15.2 million, or 18%. Compensation and benefits expense increased $3.0 million, or 5%, as average headcount increased by 23% as compared to the prior year. Offshore hiring accounted for 68% of the increase in average headcount. The $10.4 million, or 96%, increase in Other expenses was driven primarily by the $6.8 million write-off of the LOS software used in our wholesale forward lending business, as disclosed above, and a $3.5 million increase in the provision for indemnification obligations due to a reversal of the liability in 2016.
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
Expenses incurred by corporate support services are allocated to the Servicing and Lending segments.

The following table presents the results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2017	2016	% Change	2017	2016	% Change
Revenue	$6,162	$9,672	(36)%	$20,002	$22,277	(10)%

Expenses
Compensation and benefits	31,560	29,208	8	93,415	90,143	4
Servicing and origination	979	1,619	(40)	3,742	8,198	(54)
Professional services	23,145	42,110	(45)	94,468	164,192	(42)
Technology and communications	15,307	10,779	42	41,750	39,379	6
Occupancy and equipment	3,122	3,567	(12)	10,321	10,480	(2)
Other	2,560	2,405	6	19,818	13,737	44
Total expenses before corporate overhead allocations	76,673	89,688	(15)	263,514	326,129	(19)
Corporate overhead allocations
Servicing segment	(59,211)	(49,086)	21	(168,345)	(157,207)	7
Lending segment	(960)	(1,093)	(12)	(2,861)	(3,366)	(15)
Total expenses	16,502	39,509	(58)	92,308	165,556	(44)

Other income (expense), net
Interest income	1,098	1,109	(1)	3,083	2,785	11
Interest expense	(14,209)	(6,139)	131	(41,478)	(18,446)	125
Other	(1,214)	471	(358)	1,084	(547)	(298)
Total other expense, net	(14,325)	(4,559)	214	(37,311)	(16,208)	130

Loss before income taxes	$(24,665)	$(34,396)	(28)%	$(109,617)	$(159,487)	(31)%
The key driver of the results of our corporate items and other segment for both the three and nine months ended September 30, 2017, as compared to 2016, were declines in total expenses before allocations, principally because of decreases in regulatory monitoring costs and in legal fees and settlements expense. Offsetting these items was an increase in interest expense as a result of the transfer of the SSTL from the servicing segment at the beginning of 2017 after we entered into an amended and restated SSTL facility agreement in December 2016. We also exchanged $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022, which also occurred in December 2016.
Three Months Ended September 30, 2017 versus 2016
Revenue is primarily comprised of premiums generated by CRL of $5.5 million and $8.4 million for the third quarter of 2017 and 2016, respectively.
The $13.0 million, or 15%, decrease in expenses before allocations is primarily due to a $19.0 million, or 45%, decline in Professional services expense offset in part by a $4.5 million, or 42%, increase in Technology and communications expense. The decrease in Professional services expense resulted from a $13.5 million decrease in regulatory monitoring costs and a $2.1 million decrease in legal fees and settlements. The decrease in regulatory monitoring costs reflects the termination of the CA Auditor and NY Operations Monitor engagements in 2017. Legal expenses for the third quarter of 2016 included $10.0 million recorded in connection with our discussions with the CA DBO that resulted in the termination of the 2015 CA Consent Order. The increase in Technology and communications expense is primarily due to the write-off of capitalized costs related to two projects, costs incurred in connection with a telecommunication migration and expanded use of a servicing billing automation platform.
Interest expense in the third quarter of 2017 increased by $8.1 million, or 131%, primarily as a result of our transfer of the SSTL from the Servicing segment to the Corporate Items and Other segment when we entered into an amended and restated SSTL facility agreement in December 2016. In December 2016, we also exchanged $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022.

During the three months ended September 30, 2017, CRL recognized $1.0 million in additional reserves in connection with estimated losses due to weather events in Texas and Florida.
Nine Months Ended September 30, 2017 versus 2016
The $62.6 million, or 19%, decrease in expenses before allocations is primarily due to a $69.7 million, or 42%, decline in Professional services expense, which resulted from a $66.8 million decrease in regulatory monitoring costs. The regulatory monitoring costs decrease reflects the termination of the CA Auditor and NY Operations Monitor engagements in 2017.
Additionally, Servicing and origination expense declined by $4.5 million, or 54%, primarily due to a decrease in reinsurance commissions incurred by CRL, which were $3.5 million and $8.1 million for the nine months ended September 30, 2017 and 2016, respectively. Other expense for the nine months ended September 30, 2017 increased by $6.1 million, or 44%, primarily due to a $4.0 million increase in the provision for losses on ACS automotive dealer financing notes principally as a result of the deterioration in credit quality of notes due from certain dealers. Due to the increase in the age of these notes, as of March 31, 2017 we have assumed that the notes due from these dealers are fully collateral-dependent, with no recoveries beyond estimated liquidation value of the remaining unsold inventory.
Interest expense increased by $23.0 million, or 125%, primarily as a result of our transfer of the SSTL from the servicing segment to the corporate items and other segment and the exchange of our Senior Unsecured Notes for our Senior Secured Notes, both of which occurred in December 2016 as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2017, our cash position was $299.9 million compared to $256.5 million at December 31, 2016. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our main priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing revolving lines of credit in order to reduce interest expense, (3) reducing corporate leverage and (4) expanding into similar or complementary businesses that meet our return on capital requirements.
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
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. Revolving variable funding notes issued by our advance financing facilities to large global financial institutions generally have a 364-day revolving period. Term notes are generally issued to institutional investors with one-, two- or three-year maturities. The revolving periods for our variable funding notes with a total borrowing capacity of $75.0 million end in 2017.
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
Advances and match funded advances comprised 17% of total assets at September 30, 2017. Our borrowings under our advance financing facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts.
The available borrowing capacity under our advance financing facilities since December 31, 2016 has decreased by $130.9 million from $274.0 million at December 31, 2016 to $143.1 million at September 30, 2017 because we reduced the maximum borrowing capacity by $410.0 million based on our anticipated future usage. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At September 30, 2017, $41.9 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. The loans are transferred at a discount, or haircut, which serves as the primary credit enhancement for the lender. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At September 30, 2017, we had total borrowing capacity under our warehouse facilities of $497.5 million. Of the borrowing capacity extended on a committed basis, $45.5 million was available at September 30, 2017, and $29.3 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged. Uncommitted amounts ($220.7 million available at September 30, 2017) are advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
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
In assessing our liquidity outlook, our primary focus is on six measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Any projected future sales of MSRs, interests in MSRs or other assets and any reimbursement of servicing advances that may be related to any such sales;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity;

•	Projected future originations and purchases of forward and reverse mortgage loans and automobile dealer floor plan loans; and

•	Projected funding requirements of new business initiatives.
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
We are required to maintain certain minimum levels of cash under our debt agreements and in the ordinary course of business, and portions of our cash balances are held in our non-U.S. subsidiaries. We would have to repatriate the cash held by our non-U.S. subsidiaries, potentially with tax consequences and in compliance with applicable laws, should we wish to utilize that cash in the U.S.
The revolving periods of our advance financing facilities end during 2017 for variable funding notes with a total borrowing capacity of $75.0 million and $51.9 million of outstanding borrowings at September 30, 2017. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period.
Similarly, our master repurchase and participation agreements for financing new loan originations generally have 364-day terms. At September 30, 2017, we had $47.5 million outstanding under these financing arrangements that mature in 2017.
Despite the heightened regulatory and public scrutiny we have faced, including regulatory actions and settlements, we continue to access both the private and public debt markets to fund our business operations and believe we will be able to renew, replace or extend our debt agreements to the extent necessary to finance our business before or as they become due, consistent with our historical experience. We are actively engaged with our lenders and as a result, have successfully completed the following with respect to our financing needs:

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

•
On May 18, 2017, we negotiated a reduction in the borrowing capacity of two lending warehouse facilities from a combined $110.0 million to $75.0 million. On August 23, 2017, we negotiated an increase in the combined borrowing capacity back to $110.0 million.

•
On May 29, 2017, we negotiated a change in the borrowing capacity of two lending warehouse facilities from $200.0 million available on a committed basis to $100.0 million available on a committed basis and the remainder of the borrowing capacity available at the discretion of the lender. On August 1, 2017, we voluntarily terminated these facilities.

•
On June 8, 2017, we negotiated a renewal through June 7, 2018 of an advance financing facility. As part of the renewal, we decreased the maximum borrowing capacity of the facility from $160.0 million to $110.0 million to reflect lower expected utilization in the future.

•
Effective June 30, 2017, we negotiated a reduction in the combined borrowing capacity under the revolving variable funding notes of an advance financing facility from $420.0 million to $210.0 million to reflect lower expected utilization in the future.

•
On August 10, 2017, we extended to August 10, 2018 the maturity of two revolving variable funding notes of an advance financing facility with combined borrowing capacity of $210.0 million. In addition, we elected to voluntarily terminate one variable funding note.

•	On August 16, 2017, we extended the term of one of our reverse lending warehouse facilities to November 18, 2017.

•	On August 18, 2017, we elected to voluntarily terminate a $100.0 million reverse lending master repurchase agreement.

•	On August 21, 2017, we negotiated an increase in combined committed borrowing capacity under a warehouse facility from $50.0 million to $87.5 million.

•
On September 15, 2017, we issued a $250.0 million new series of fixed-rate term notes to institutional investors to replace an existing $400.0 million term note with a higher interest rate that was scheduled to begin amortizing in November 2017, to reflect lower expected utilization in the future.

•
On October 27, 2017, we renewed a reverse lending warehouse facility through October 12, 2018. As part of the renewal, we increased the maximum borrowing capacity of the facility from $50.0 million to $100.0 million.

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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	June 16, 2017
S&P	B –	Negative	July 25, 2017
Fitch	B –	Negative	June 15, 2017
Kroll Bond Rating Agency	CCC	Negative	July 26, 2017
On July 25, 2017, S&P affirmed our long-term corporate rating of “B-” and removed our ratings from CreditWatch with Negative implications. On July 26, 2017, Kroll Bond Rating Agency affirmed our corporate ratings at “CCC” and removed our ratings from Watch Downgrade status. On June 16, 2017, Moody’s downgraded our long-term corporate rating to “Caa1” from “B3.” On June 15, 2017, Fitch placed our ratings on Negative. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Cash flows for the nine months ended September 30, 2017
Our operating activities provided $401.2 million of cash largely due to $285.1 million of net collections of servicing advances. Net cash paid on loans held for sale was $7.2 million for the nine months ended September 30, 2017.
Our investing activities used $659.3 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $650.1 million, net cash outflows of $10.1 million in connection with our ACS business and additions to premises and equipment of $7.4 million. Cash inflows include the receipt of $8.4 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $301.5 million of cash. Cash inflows include $981.7 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $287.9 million. In September 2017, we received a $54.6 million lump sum payment from NRZ following receipt of the required third-party consents and transfer of legal title to the MSRs underlying certain Rights to MSRs as compensation for foregoing certain payments under the 2012 - 2013 Agreements. Also, Ocwen sold to NRZ 6,075,510 shares of newly-issued Ocwen common stock in July 2017 for $13.9 million of proceeds. Cash outflows include $253.0 million of net repayments on match funded liabilities as a result of advance recoveries, and $12.6 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage warehouse facilities used to fund loan originations by $123.8 million.

Cash flows for the nine months ended September 30, 2016
Our operating activities provided $350.4 million of cash largely due to $343.1 million of net collections of servicing advances. Net cash paid on loans held for sale during the nine months ended September 30, 2016 was $81.4 million.
Our investing activities used $572.2 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $657.3 million and additions to premises and equipment of $28.6 million. Cash inflows for the nine months ended September 30, 2016 include the receipt of $120.2 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $228.0 million of cash. Cash inflows include $820.4 million received in connection with our reverse mortgage securitizations, less repayment of the related financing liability of $162.0 million. Cash outflows are primarily comprised of $218.5 million of net repayments on match funded liabilities as a result of advance recoveries and $74.7 million of repayments on the SSTL. Cash outflows for the nine months ended September 30, 2016 also include the repurchase of 991,985 shares of common stock under our share repurchase program for $5.9 million prior to its expiration on July 31, 2016.
CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have analyzed our unfunded commitments and other contractual obligations and have evaluated the appropriateness of the key assumptions in forecasting our ability to satisfy these obligations. Based upon these evaluations and analyses, we believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2017, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. During the nine months ended September 30, 2017, we executed two new match funded lending agreements to finance automotive dealer loans made by our ACS business. We also executed renewals and reductions in borrowing capacity of certain mortgage loan warehouse and match funded advance financing facilities. Our short-term commitments to lend in connection with our forward mortgage loan interest rate lock commitments outstanding at September 30, 2017 have declined since December 31, 2016, primarily as a result of our decision to exit the forward lending correspondent channel and volume reductions in the forward lending wholesale channel. There were no other significant changes to our contractual obligations during the nine months ended September 30, 2017. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
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
The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 – Securitizations and Variable Interest Entities, Note 12 – Other Liabilities and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs at the dates indicated:

	September 30, 2017	December 31, 2016
Loans held for sale	$223,662	$314,006
Loans held for investment - Reverse mortgages	4,459,760	3,565,716
MSRs - recurring basis	598,147	679,256
MSRs - nonrecurring basis, net (1)	136,856	144,783
Derivative assets	7,852	9,279
Mortgage-backed securities	9,327	8,342
U.S. Treasury notes	1,575	2,078
Assets at fair value	$5,437,179	$4,723,460
As a percentage of total assets	67%	62%
Financing liabilities
HMBS-related borrowings	4,358,277	3,433,781
Financing liability - MSRs pledged	447,843	477,707
Total financing liabilities	4,806,120	3,911,488
Derivative liabilities	71	1,550
Liabilities at fair value	$4,806,191	$3,913,038
As a percentage of total liabilities	64%	56%
Assets at fair value using Level 3 inputs	$5,229,153	$4,429,307
As a percentage of assets at fair value	96%	94%
Liabilities at fair value using Level 3 inputs	$4,806,120	$3,911,488
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $26.6 million and $28.2 million at September 30, 2017 and December 31, 2016, respectively.

Assets at fair value using Level 3 inputs increased during the nine months ended September 30, 2017 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation and Amortization of MSRs
MSRs are assets that represent the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions or business combinations. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we account for MSRs using the amortization or fair value measurement method. For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. We recognized the reversal of $1.6 million of impairment charges on our government-insured MSRs during the nine months ended September 30, 2017 (including a $6.2 million reversal during the third quarter), as the fair value for this stratum increased relative to its carrying value. This reversal of impairment was primarily due to a favorable assumption update in the third quarter of 2017 relating to the recoverability of certain advances on various privately-held government-insured loans. The carrying value of this stratum at September 30, 2017 was $136.9 million, net of the valuation allowance of $26.6 million. We recognize MSR impairment charges and reversals in Servicing and origination expense in the consolidated statements of operations.
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
Net operating loss (NOL) carryforwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur. We periodically evaluate our NOL carryforwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carryforwards. If it is determined that an ownership change(s) has occurred, there may be annual limitations on the use of these NOL carryforwards under Section 382 (or comparable provisions of foreign or state law).
We are currently in the process of evaluating whether we experienced an ownership change, as defined under Section 382, and have identified risk that an ownership change may have occurred in the U.S. jurisdiction during 2015. To the extent this is ultimately determined to have occurred, the annual utilization of our NOLs may be subject to certain limitations under Section 382 and other limitations under state tax laws.
Any reduction to our NOL deferred tax asset due to an annual Section 382 limitation and the NOL carryforward period would result in an offsetting reduction in valuation allowance related to the NOL deferred tax asset. Therefore, we would anticipate that any limitation would not have a material impact on our consolidated statements of operations.
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

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$93,817	$93,817	$146,698	$146,698
Loans held for sale, at fair value	200,438	200,438	284,632	284,632
Loans held for sale, at lower of cost or fair value (1)	23,224	23,224	29,374	29,374
Loans held for investment, at fair value	4,459,760	4,459,760	3,565,716	3,565,716
Automotive dealer financing notes (including match funded)	36,036	38,578	33,224	33,147
U.S. Treasury notes	1,575	1,575	2,078	2,078
Debt service accounts and interest-earning time deposits	44,133	44,133	49,276	49,276
Total rate-sensitive assets	$4,858,983	$4,861,525	$4,110,998	$4,110,921

Rate-Sensitive Liabilities:
Match funded liabilities	$1,028,016	$1,023,241	$1,280,997	$1,275,059
HMBS-related borrowings	4,358,277	4,358,277	3,433,781	3,433,781
Other secured borrowings (2)	544,589	553,511	678,543	682,703
Senior notes (2)	347,201	343,805	346,789	355,303
Total rate-sensitive liabilities	$6,278,083	$6,278,834	$5,740,110	$5,746,846

	September 30, 2017		December 31, 2016
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$448,333	$1,839	$955,000	$1,836
IRLCs	206,791	4,969	360,450	6,507
Forward MBS trades	369,700	973	609,177	(614)
Derivatives, net		$7,781		$7,729

(1)	Net of market valuation allowances and including non-performing loans.

(2)	Carrying values are net of unamortized debt issuance costs and discount.

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2017, given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2017 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$2,322	$(2,629)
Forward MBS trades	(3,188)	3,305
Total loans held for sale and related derivatives	(866)	676

Fair value MSRs (1)	(757)	772
MSRs, embedded in pipeline	(16)	23
Total fair value MSRs	(773)	795

Total, net	$(1,639)	$1,471

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

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in 1-Month LIBOR interest rates.
Based on September 30, 2017 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $8.5 million resulting from an increase of $23.1 million in annual interest income and an increase of $14.6 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $3.1 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2017.
Based on such evaluation, and solely because of the previously disclosed material weakness in internal control over financial reporting (see our Annual Report on Form 10-K/A for the year ended December 31, 2016) related to ineffective controls regarding the review and disclosure of regulatory matters, management concluded that our disclosure controls and procedures were not effective as of September 30, 2017. Our controls related to the review and disclosure of regulatory matters were not operating effectively to ensure such matters were adequately disclosed. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management strengthened controls to improve the communication and evaluation of regulatory matters and related disclosures to and by Ocwen’s Disclosure Review Committee (DRC) by creating a working group comprised of representatives from accounting, financial reporting, legal and compliance who are charged with reviewing regulatory matters and disclosures. The DRC will also include a discussion of regulatory matters on its agenda. Management believes these changes will remediate the material weakness in internal control over financial reporting described above. We will test the ongoing operating effectiveness of the new controls in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Other than the controls related to the review and disclosure of regulatory matters as noted above (which have been implemented), there have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 21 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016, and we added additional risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Understanding these risks is important to understanding any statement in such Annual Report and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all of the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All unregistered sales of equity securities have been previously reported.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
10.1*	Master Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (filed herewith)
10.2
Amendment No. 1, dated October 12, 2017, to Master Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (filed herewith)

10.3*	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation, and New Residential Investment Corp. (filed herewith)
10.4*	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (filed herewith)
10.5	Transaction Agreement for share purchase dated as of July 23, 2017 by and between New Residential Investment Corp. and Ocwen Financial Corporation (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 3, 2017.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2016.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Michael R. Bourque, Jr.
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 1, 2017