Form 10-K
period 2017-12-31
OCWEN FINANCIAL CORP
filed 2018-02-28
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the registrant held by nonaffiliates as of June 30, 2017: $331,954,234
Number of shares of common stock outstanding as of February 23, 2018: 133,359,058 shares
DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which is currently scheduled to be held on May 23, 2018, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2017 FORM 10-K ANNUAL REPORT

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

•	adverse effects on our business because of regulatory investigations, litigation, cease and desist orders or settlements;

•
reactions to the announcement of such investigations, litigation, cease and desist orders or settlements by key counterparties, including lenders, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Association (Ginnie Mae);

•	our ability to reach settlements with regulatory agencies on appropriate terms and to comply with the terms of our settlements with regulatory agencies;

•	increased regulatory scrutiny and media attention;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

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

•	our ability to invest excess liquidity at adequate risk-adjusted returns;

•	limits on our ability to repurchase our own stock as a result of regulatory settlements and other conditions;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	failure of our information technology and other security measures or breach of our privacy protections, including any failure to protect customers’ data;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	our dependence on New Residential Investment Corp. (NRZ) for a substantial portion of our advance funding for non-agency mortgage servicing rights;

•
our ability to complete the proposed acquisition of PHH Corporation (PHH), to successfully integrate its business, and to realize the strategic objectives and other benefits of the acquisition at the time anticipated or at all, including our ability to integrate, maintain and enhance PHH’s servicing, subservicing and other business relationships;

•
our ability to timely transfer mortgage servicing rights under our agreements with NRZ and our ability to maintain our long-term relationship with NRZ under these new arrangements and after the acquisition of PHH, our ability to maintain a subservicing relationship with NRZ;

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

•
uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration (FHA) of HUD or Department of Veterans Affairs (VA) ceasing to provide insurance;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	our ability to adequately manage and maintain real estate owned (REO) properties and vacant properties collateralizing loans that we service;

•	uncertainty related to our ability to continue to collect certain expedited payment or convenience fees and potential liability for charging such fees;

•	our reserves, valuations, provisions and anticipated realization on assets;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to realize anticipated future gains from future draws on existing loans in our reverse mortgage portfolio;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business;

•	our ability to meet capital requirements established by, or agreed with, regulators or counterparties;

•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
Further information on the risks specific to our business is detailed within this report, including under “Risk Factors.” Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
When we use the terms “Ocwen,” “OCN,” “we,” “us” and “our,” we are referring to Ocwen Financial Corporation and its consolidated subsidiaries.
OVERVIEW
We are a financial services company that services and originates loans. Our goal is to be a world-class servicing and lending company that delivers service excellence to our customers and servicing clients and strong returns to our shareholders. To achieve this goal, our focus is on executing against the following objectives:

•
Deliver Excellent Service - Build on a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps families stay in their homes and improves financial outcomes for mortgage loan investors. We continue to invest in new process and technology enhancements, including a significant, multi-year investment to replace our current servicing platform with LoanSphere MSP®, an industry-leading system provided by Black Knight Financial Services. We believe this investment will improve the way we work, help simplify internal processes, and allow our teams to provide better service to our servicing customers and clients.

•
Continuous Cost Improvement - Improve our cost structure as part of an organization-wide initiative to return Ocwen to profitability. In addition, we take our commitments to enhancing the customer experience, maintaining a strong risk and compliance infrastructure and delivering strong loss mitigation results very seriously and, accordingly, we continue to make appropriate investments in those important areas even as we continue to optimize our cost structure through productivity improvements and other initiatives. In addition, part of our cost improvement objective includes resolving our legacy litigation and regulatory matters.

•
Our Culture - Actively foster a strong and positive culture of compliance, risk management, ethical behavior and service excellence. Our success ultimately depends on the strength of our relationships with our customers, our servicing clients, our regulators and other key counterparties. We strongly believe ourselves to be partners in the homeownership process and are committed to helping our customers in every permissible way, all within an appropriate risk and compliance environment.

As previously announced, we have entered into an Agreement and Plan of Merger, dated as of February 27, 2018 (the Merger Agreement), with PHH Corporation, a Maryland corporation (PHH), and POMS Corp, a Maryland corporation and a wholly owned subsidiary of Ocwen (Merger Sub). PHH is a leading non-bank servicer with established servicing and origination recapture capabilities. Pursuant to the Merger Agreement, Merger Sub will merge with and into PHH (the Merger), with PHH surviving, and PHH will become a wholly owned subsidiary of Ocwen. The consideration to be paid in the Merger will be $360.0 million in cash. As of December 31, 2017, PHH had approximately $1.8 billion in total assets. The transaction is expected to close in the second half of 2018, subject to approval by PHH’s stockholders, regulatory approvals and other closing conditions.
For more information on the terms and conditions of the Merger, see “- Pending Acquisition of PHH” below. For more information on the risks relating to the Merger, see “Item 1A. Risk Factors - Risks Relating to Our Pending Acquisition of PHH.”
We are headquartered in West Palm Beach, Florida with offices located throughout the United States (U.S.) and in the United States Virgin Islands (USVI) and operations in India and the Philippines. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With our predecessors, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013. In 2015, we began originating short-term loans to independent used car dealers but exited that business in early 2018 to focus on our core businesses of servicing and lending.
BUSINESS LINES
Servicing and Lending are our primary lines of business. Our other business activities that are currently individually insignificant are included in the Corporate Items and Other segment.
Servicing
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for most of our total revenues. Our servicing clients include some of the largest financial institutions in the U.S., including the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) (each, an Agency or, collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae), New Residential Investment Corp. (NRZ) and non-Agency residential mortgage-backed securities (RMBS) trusts. As of December 31, 2017, our residential servicing portfolio consisted of 1,221,695 loans with an unpaid principal balance (UPB) of $179.4 billion.

Servicing involves the collection of principal and interest payments from borrowers, the administration of tax and insurance escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure REO on behalf of mortgage loan investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We earn contractual monthly servicing fees (which are typically payable as a percentage of UPB) pursuant to servicing agreements as well as other ancillary fees relating to our servicing activities such as late fees and REO referral commissions.
We own mortgage servicing rights (MSRs) outright, where we receive all the servicing economics, and we subservice on behalf of other institutions that own the MSRs or Rights to MSRs, in which case we earn a fee for performing the subservicing activities. Special servicing is a component form of subservicing where we generally manage only delinquent loans on behalf of a loan owner. The owners of MSRs or Rights to MSRs may choose to retain Ocwen as a subservicer instead of servicing the MSRs themselves for a variety of reasons, including the lack of a servicing platform or the necessary capacity or expertise to service some or all of their MSRs. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
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
Reducing delinquencies is important to our business because it enables us to recover advances and recognize additional ancillary income, such as late fees, which we do not recognize on delinquent loans until they are brought current. Performing loans also require less work and thus are generally less costly to service. While increasing borrower participation in loan modification programs is a critical component of our ability to reduce delinquencies, the persistence of those modifications to remain current is also an important factor.
Our Servicing business grew rapidly via portfolio and business acquisitions during the period 2010 through 2013. Our growth ceased primarily because of significant regulatory actions against us that have effectively prohibited any significant acquisitions of servicing since early 2014. In addition, during 2015 we sold MSRs with a UPB of $87.6 billion as we implemented a strategy to sell a portion of our Agency MSRs to refocus our business on non-Agency servicing, reduce our exposure to interest rate movements, monetize unrealized value and generate liquidity. These and other smaller asset sales combined with normal portfolio runoff as mortgages are repaid and paid off have resulted in a 61.4% decline in our servicing portfolio as compared to December 31, 2013.

Our servicing segment has had pre-tax net income in four of the five years in the period ending December 31, 2017. While we have been successful in reducing the size and costs of our servicing operations in line with declines in our residential servicing portfolio, we would benefit from economies of scale if we were able to increase the size of our servicing portfolio. If we are successful in removing regulatory restrictions limiting the growth of our servicing portfolio, we would acquire MSRs if we view the purchase price and other terms to be attractive.
Lending
In 2017, our Lending business originated or purchased forward and reverse mortgage loans with a UPB of $2.5 billion and $1.0 billion, respectively. These loans were acquired through three primary channels: directly with mortgage customers (retail), through correspondent lender relationships (correspondent) and through broker relationships (wholesale). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest. We exited the forward lending correspondent and wholesale/broker channels in the second and fourth quarters of 2017, respectively, and our forward lending business is now primarily focused on portfolio recapture (i.e., refinancing loans in our servicing portfolio).
Our forward mortgage loans are conventional (conforming to the underwriting standards of the GSEs, collectively Agency loans) and government-insured (insured by the Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)). After origination, we generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We typically retain the associated MSRs on securitizations, providing the Servicing business with a source of new MSRs to replenish our servicing portfolio and partially offset the impact of amortization and prepayments. Whole loan transactions are generally completed on a servicing released basis.
We also originate and purchase Home Equity Conversion Mortgages (HECM or reverse mortgage loans), which are generally insured by the FHA, through our Liberty Home Equity Solutions, Inc. (Liberty) operations. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. The reverse mortgage channel provides both current period and future period gain on sale revenue from new originations because of subsequent tail draws taken by the borrower. While we focus on current period reported earnings, we also utilize our market experience to invest in future asset value when returns are at attractive levels. These future cash flows are not guaranteed but viewed as probable given our historic asset quality and slow prepayment speeds.
Retail Lending. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our forward lending business benefits from our significant servicing portfolio by offering refinance options to qualified borrowers seeking to lower their mortgage payments. Depending on borrower eligibility, we refinance eligible customers into conforming or government-insured products. We also are increasing our ability to originate retail loans to non-Ocwen servicing customers through various marketing channels and a centralized call center. Through lead campaigns and direct marketing, the retail channel seeks to convert leads into in a cost-efficient manner. We are focused on increasing recapture rates on our existing servicing portfolio to grow this business.

Wholesale Lending. We originate reverse mortgage loans through a network of approved brokers. Brokers are subject to a formal approval and monitoring process. We underwrite all loans originated through this channel consistent with the underwriting standards required by the ultimate investor prior to funding.
Correspondent Lending. Our reverse correspondent lending operation purchases mortgage loans that have been originated by a network of approved third-party lenders.
All the lenders participating in our correspondent lending program are approved by senior lending and compliance management. We also employ an ongoing monitoring and renewal process for participating lenders that includes an evaluation of the performance of the loans they have sold to us. We perform a variety of pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans.
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved originators relating to loans we purchase through our correspondent lending channel. We recognize the fair value of the liability for our representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur.
Automotive Capital Services
Automotive Capital Services, Inc. (ACS) is a business we began in 2015 that provided short-term inventory-secured loans to independent used car dealers to finance their inventory. In October 2017, we announced we were exploring strategic options for ACS, and in January 2018 we decided to exit this business. We are currently providing some transition-related support to existing customers, and we expect to have exited the business by the end of the second quarter of 2018, although we will retain, and continue to attempt to collect on, defaulted loans.
The results of operations for each of our reportable operating segments (Servicing, Lending and Corporate Items and Other) are included in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments is provided in Note 21 — Business Segment Reporting.
REGULATION
Our business is subject to extensive oversight and regulation by federal, state and local governmental authorities, including the CFPB, HUD and various state agencies that license and conduct examinations of our loan servicing, origination and collection activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of this constantly changing environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following:

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
In addition to amounts paid to resolve regulatory matters, we could incur costs to comply with the terms of such resolutions, including the costs of third-party firms to monitor our compliance with such resolutions. We have recognized $177.5 million in such third-party monitoring costs from January 1, 2014 through December 31, 2017 relating to the 2013

Ocwen National Mortgage Settlement, our 2014 settlement with the New York Department of Financial Services (NY DFS) and our 2015 settlement with the California Department of Business Oversight (CA DBO).
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state laws pertaining to licensing, general mortgage origination and servicing practices and foreclosure, and federal and local bankruptcy rules. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.
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
The CFPB and state regulators have also increasingly focused on the use and adequacy of technology in the mortgage servicing industry. In 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems to ensure compliance with the CFPB’s mortgage servicing requirements. The NY DFS also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which required banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.
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
To the extent that an examination, audit or other regulatory engagement identifies an alleged failure by us to comply with applicable laws, regulations or licensing requirements, or if allegations are made that we have failed to comply with applicable laws, regulations or licensing requirements or the commitments we have made in connection with our regulatory settlements (whether such allegations are made through administrative actions such as cease and desist orders, through legal proceedings or otherwise) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
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
CFPB
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing. Inc. (OMS) and Ocwen Loan Servicing, LLC (OLS) alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves.
Prior to the CFPB instituting legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter. We have recorded $12.5 million as of December 31, 2017 as a result of these discussions. If we are successful in defending ourselves against the CFPB, it is possible that our losses could be less than $12.5 million. It is also possible that we could incur losses that materially exceed the amount accrued, and the resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts previously accrued.
State Licensing, State Attorneys General and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state regulators as part of their general regulatory oversight of our servicing and lending businesses. We also regularly engage with state attorneys general and the CFPB and, on occasion, we engage with other federal agencies, including the Department of Justice and various inspectors general on various matters, including responding to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs and their conservator, FHFA, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
On April 20, 2017 and shortly thereafter, mortgage and banking regulatory agencies from 30 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. In general, the regulatory actions took the form of “cease and desist orders,” and we use that term to refer to all the orders for ease of reference; for ease of reference, we also include the District of Columbia as a state when we reference states below. All the cease and desist orders were applicable to OLS, but additional Ocwen entities were named in some orders, including Ocwen Financial Corporation, OMS, Homeward and Liberty. Following the issuance of the orders, we reached agreements with certain regulatory agencies to obtain delays in the enforcement of certain terms or exceptions to certain terms contained in the cease and desist orders. Additionally, we revised our operations based on the terms of the orders while we sought to negotiate resolutions.
We have entered into agreements with 28 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contain the following key terms (the Multi-State Common Settlement Terms):

•	Ocwen will not acquire any new residential mortgage servicing rights until April 30, 2018.

•
Ocwen will develop a plan of action and milestones regarding its transition from the servicing system we currently use, REALServicing®, to an alternate servicing system and, with certain exceptions, will not board any new loans onto the REALServicing system.

•
If Ocwen chooses to merge with or acquire an unaffiliated company or its assets to effectuate a transfer of loans from the REALServicing system, Ocwen must give the applicable regulatory agency prior notice to the signing of any final agreement and the opportunity to object (which prior notice requirement is independent of, and in addition to, applicable state law notice and consent requirements relating to change of control transactions). If no objection is received, the provisions of the first bullet point above shall not prohibit the transaction, or limit the transfer of loans from the REALServicing system onto the merged or acquired company’s alternate servicing system. If an unaffiliated company merges with or acquires Ocwen or Ocwen’s assets, the provisions of the first bullet point above shall not prohibit the transaction, or limit the transfer of loans from the REALServicing system onto the merging or acquiring company’s alternate servicing system.

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
In addition to the terms described above, Ocwen entered into settlements with certain states on different or additional terms, which include making certain additional communications with and for borrowers, and certain review and reporting obligations. In addition, Ocwen agreed with the Connecticut regulatory agency to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Connecticut. In its agreement with the Maryland regulatory agency, Ocwen agreed to complete an independent management assessment and enterprise risk assessment, to certain other review and reporting requirements, and to a prohibition, with certain de minimis exceptions, on repurchases of our stock until December 7, 2018. Ocwen also agreed to make certain payments to Maryland, to provide remediation to certain borrowers in the form of cash payments or credits and to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Maryland. We will also incur costs complying with the terms of these settlements, including in connection with the escrow analysis and transition to a new servicing system. In addition, in the event errors were to be uncovered during the escrow analysis, we could incur costs remedying such errors or other actions could be taken against us by regulators or others.
We continue to seek timely resolutions with the remaining two state regulatory agencies, one of which took action in conjunction with its state Attorney General, as discussed below. If Ocwen is successful in reaching such resolutions, they may contain some or all of the Multi-State Common Settlement Terms and may also contain additional terms, including potentially monetary fines or penalties or additional restrictions on our business. There can be no assurance that Ocwen will be able to reach resolutions with the remaining regulatory agencies. It is possible that the outcome of the remaining regulatory actions, whether through negotiated settlements or other resolutions, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
Certain of the state regulators’ cease and desist orders reference a confidential supervisory memorandum of understanding (MOU) that we entered into with the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators, and six states relating to a servicing examination from 2013 to 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as a step toward closing the 2013 - 2015 examination. There were no monetary or other penalties under the MOU. Ocwen responded to the MOU items, and continues to provide certain reports and other information pursuant to the MOU.
In April 2017, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. As previously disclosed, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. Subsequently, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. While we endeavor to negotiate appropriate resolutions in these two matters, we are vigorously defending ourselves, as we believe we have valid defenses to the claims made in both lawsuits. The outcome of these two lawsuits, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. The letter stated that at this point, the investigation is preliminary in nature and the Department of Justice has not made any determination as to whether OLS violated the act. In addition, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization alleging discrimination in the manner in which the company maintains REO properties in minority communities. In February 2018, this matter was administratively closed; and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
In April 2017, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements with a mortgage insurer and the amounts paid for such insurance. We understand that other servicers in the industry have received similar subpoenas. In May 2016, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to HECM loans originated by Liberty. We understand that other lenders in the industry have received similar subpoenas. In May 2017, Ocwen received a subpoena from the Office of the Special Inspector General for the Troubled Asset Relief Program (SIGTARP) requesting the production of documents related to Ocwen’s participation from 2009 to the present in the Treasury Department’s Making Home Affordable Program and its Home Affordable Modification Program (HAMP). We have been providing documents and information in response to these subpoenas.
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and Ginnie Mae has accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it will forbear from immediately exercising any rights relating to this matter for a period of 90 days from the date of the letter. During such forbearance period, Ginnie Mae has asked Ocwen to provide certain information regarding the cease and desist orders and certain information regarding Ocwen’s business plan, financial results and operations. Ginnie Mae stated that it reserves the right to make additional requests of Ocwen and to restrict or terminate Ocwen’s participation in the Ginnie Mae mortgage-backed securities program. Based on our conversations with Ginnie Mae, we understand that Ginnie Mae views this as a violation with a prescribed remedy and that the purpose of the notice is to provide for a period of resolution. We have provided and intend to continue to provide information to Ginnie Mae as we seek to resolve its concerns, including with respect to our efforts to settle the state regulatory and operational matters outlined by Ginnie Mae. Ginnie Mae has indicated to us that resolution of the state regulators’ cease and desist orders would substantially address its concerns and that there may be other alternatives to address them as well. Based on our progress in resolving the matters raised by Ginnie Mae, Ginnie Mae has twice extended the forbearance period for an additional 90 days. The present forbearance period extends through April 29, 2018. We continue to operate as a Ginnie Mae issuer in all respects and continue to participate in Ginnie Mae issuing of mortgage-backed securities and home equity conversion loan pools in the ordinary course.
Adverse actions by Ginnie Mae could materially and adversely impact our business, reputation, financial condition, liquidity and results of operations, including if Ginnie Mae were to terminate us as an issuer or servicer of Ginnie Mae securities or otherwise take action indicating that such a termination was planned. For example, such actions could make financing our business more difficult, including by making future financing more expensive or if a lender were to allege a default under our debt agreements, which could trigger cross-defaults under all our other material debt agreements.
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
The NY Operations Monitor delivered its final report in April 2017 when its engagement terminated. The final report contained certain recommended operational enhancements to which we have responded. Under the 2017 NY Consent Order, we are required to update the NY DFS quarterly on our implementation of the enhancements that we and the NY DFS agreed should be made. We made what we believe to be our final required report to the NY DFS in December 2017. Our updates to date show that all agreed upon enhancements are being implemented.
California Department of Business Oversight
In January 2015, OLS entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination. The order contained monetary and non-monetary provisions, including the appointment of an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers and a prohibition on acquiring any additional MSRs for loans secured in California. We were also required to pay all reasonable and necessary costs of the CA Auditor, and those costs were substantial.
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
Separately, Ocwen is finalizing an agreement regarding a 2016 letter agreement it entered with certain state signatories to the Ocwen National Mortgage Settlement (the State Government Parties). Per the terms of the 2016 letter agreement, the parties agreed to certain timelines by which Ocwen would implement corrective action plans and return to metric testing. Such timelines were not established previously in the Ocwen National Mortgage Settlement. The State Government Parties alleged that Ocwen had failed to meet certain of these timeframes, and asserted that Ocwen was subject to monetary penalties pursuant to the terms of the letter agreement. Although Ocwen denies these allegations, to resolve the dispute, Ocwen is finalizing an agreement that will include a payment to the State Government Parties. Such payment is not expected to be material to Ocwen’s overall financial condition. If the agreement is not finalized, Ocwen intends to vigorously defend itself against these allegations.
PENDING ACQUISITION OF PHH
On February 27, 2018, we entered into the Merger Agreement with PHH, and the Merger Sub, a wholly owned subsidiary of Ocwen. PHH is a leading non-bank servicer with established servicing and origination recapture capabilities. Pursuant to the Merger Agreement, Merger Sub will merge with and into PHH with PHH surviving. As a result of the Merger, PHH will become a wholly owned subsidiary of Ocwen.
Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of PHH common stock, par value $0.01 per share, will be converted into the right to receive $11.00 in cash.
Upon the closing of Merger, Ocwen will also assume (at the subsidiary level) additional debt in the form of PHH’s outstanding senior unsecured notes. The aggregate principal amount of these notes is approximately $119 million, representing approximately $97 million of PHH’s 7.375% Senior Notes Due 2019 and approximately $22.0 million of PHH’s 6.375% Senior Notes Due 2021.

PHH and Ocwen have made customary representations, warranties and covenants in the Merger Agreement, including, among other things, covenants relating to (1) the conduct of PHH’s business during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (2) the use of reasonable best efforts to obtain governmental and regulatory approvals, (3) the facilitation of PHH’s stockholders’ consideration of, and voting upon, the adoption of the Merger Agreement and certain related matters, (4) the recommendation by the board of directors of PHH (the PHH Board) in favor of the adoption by its stockholders of the Merger Agreement and certain related matters and (5) non-solicitation obligations relating to alternative business combination transactions. In particular, prior to a change in recommendation by the PHH Board that is adverse to the Merger or otherwise qualifies as a Company Adverse Recommendation Change (as defined in the Merger Agreement), Ocwen will have the right, following notice from PHH that it intends to make such change of recommendation, to propose revisions to the Merger Agreement and the PHH Board must negotiate in good faith and consider such revised terms prior to making a determination to change its recommendation. As described below, if PHH makes such a change in recommendation, it may be required to pay a termination fee to Ocwen.
Completion of the Merger is subject to certain customary conditions, including, among others, (1) approval by the requisite vote of PHH’s stockholders, (2) receipt of all required regulatory approvals, in each case without the imposition of a Burdensome Condition (as defined in the Merger Agreement), and (3) the absence of any governmental order or law prohibiting the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon (1) the accuracy of the representations and warranties of the other party, subject to specified materiality standards, and (2) performance in all material respects by the other party of its obligations under the Merger Agreement. In addition, the obligation of Ocwen to consummate the Merger is subject to PHH’s satisfaction of a minimum unrestricted cash threshold and a minimum net worth threshold (in each case, to be measured as of an agreed date prior to the Merger) and PHH’s consummation (subject to limited exceptions) of certain of its previously announced asset sale transactions and PHH’s exit from its private label solutions business.
The Merger Agreement contains certain termination rights for both Ocwen and PHH, including, subject to specified exceptions, if, among other things, (1) the Merger is not consummated by September 27, 2018 (or, in certain circumstances, December 27, 2018), (2) a governmental authority has issued a final and non-appealable order, or a law is issued, prohibiting the Merger, (3) the PHH stockholders’ approval of the Merger Agreement is not obtained or (4) there has been a breach by the other party that is not cured and is such that the closing conditions cannot be satisfied. Ocwen may also terminate the Merger Agreement if, prior to the approval of the Merger Agreement by PHH’s stockholders, the PHH Board withdraws or adversely modifies its recommendation, recommends to its stockholders an acquisition proposal other than the Merger, or otherwise makes a Company Adverse Recommendation Change, as defined in the Merger Agreement.
The Merger Agreement also provides that, upon termination under specified circumstances, PHH will be required to pay to Ocwen a termination fee of $12.6 million. PHH would be required to pay such termination fee if, prior to receipt of the PHH stockholders’ approval, (1) the PHH Board withdraws or adversely modifies its recommendation of approval of the Merger, (2) PHH materially breaches its obligations under the non-solicitation provisions of the Merger Agreement in a manner adverse to Ocwen or (3) PHH enters into an alternative acquisition agreement. In addition, the termination fee would be payable if (1) an alternative acquisition proposal is made prior to PHH’s stockholders meeting, (2) the Merger Agreement is thereafter terminated under one of certain specified provisions and (3) within 12 months of such termination, PHH enters into a definitive agreement for an alternative acquisition (assuming such transaction is subsequently consummated) or consummates an alternative acquisition transaction.
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
In the servicing industry, we compete based on price, quality and counterparty risk. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, and (2) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which makes it challenging to compete. We believe that our competitive strengths flow from our ability to control and drive down delinquencies using proprietary processes and our lower cost to service non-performing, non-Agency loans. Notwithstanding these strengths, we have suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this has weakened our competitive position against both our bank and non-bank servicing competitors. In addition, multiple consent orders effectively prohibit us from competing in the market for bulk servicing acquisitions at this time.
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
The reverse lending market faces many of the same competitive pressures as the forward market with additional pressure coming from a negative consumer impression of the product as a result of unfavorable press coverage in prior periods. In addition, the reverse market is significantly smaller than the forward market with a higher market share concentration among the top five Ginnie Mae HMBS issuers. These higher concentration levels can, at times, lead to significant price competition. We believe our competitive advantage flows from our long tenure in the industry (Liberty began operations in 2004), our strategic partnerships and our use of technology to produce higher levels of productivity to drive down per-loan costs.
THIRD-PARTY SERVICER RATINGS
Like other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings, Inc. (Fitch). Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.
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
In addition to servicer ratings, each of the rating agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” S&P’s servicer ratings outlook for Ocwen is stable in general and its outlook for master servicing is positive. Fitch changed the servicer ratings outlook to Negative from Stable on April 25, 2017. Moody’s placed the servicer ratings on Watch for Downgrade on April 24, 2017. The Morningstar ratings were withdrawn on August 8, 2017 at the request of Ocwen.
Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances if we fall below their desired servicer ratings.
See Item 1A. Risk Factors - Risks Relating to Our Business for further discussion of the adverse effects that a failure to maintain minimum servicer ratings could have on our business, financing activities, financial condition or results of operations.
NEW RESIDENTIAL INVESTMENT CORP. RELATIONSHIP
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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in (i) the Master Servicing Rights Purchase Agreement dated as of October 1, 2012, as amended, and (ii) certain Sale Supplements, as amended (collectively, the Existing Rights to MSRs Agreements). The July 23, 2017 agreements, as amended, include a Master Agreement, Transfer Agreement and Subservicing Agreement (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer of the MSRs underlying the Rights to MSRs to NRZ and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years (the Initial Term). While we continue the process of obtaining the third-party consents necessary to transfer the MSRs to NRZ, on January 18, 2018, the parties entered into new agreements regarding the Rights to MSRs that remained subject to the Existing Rights to MSRs Agreements (including a Servicing Addendum) and amended the Transfer Agreement (collectively, New RMSR Agreements) to accelerate the implementation of certain parts of our arrangement in order to achieve the intent of the 2017 Agreements sooner. Ocwen will continue to service the related mortgage loans until the necessary third-party consents are obtained in order to transfer the applicable MSRs in accordance with the New RMSR Agreements. Upon receiving the required consents and transferring the MSRs, Ocwen will subservice the mortgage loans underlying the MSRs pursuant to the 2017 Agreements.
The 2017 Agreements and New RMSR Agreements provide for the conversion of the economics of the Existing Rights to MSRs Agreements into a more traditional subservicing arrangement and involve upfront payments to Ocwen. Prior to execution of the New RMSR Agreements, we received these payments upon obtaining the required third-party consents and the transfer of the MSRs. Upon execution of the New RMSR Agreements, we received the balance of these upfront payments. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Existing Rights to MSRs Agreements and the future revenue Ocwen expects to receive under the 2017 Agreements. On September 1, 2017, pursuant to the 2017 Agreements, Ocwen successfully transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. On January 18, 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements.
In the event the required third-party consents are not obtained with respect to any dates specified in, and in accordance with the process set forth in, the New RMSR Agreements, such MSRs will either: (i) remain subject to the New RMSR Agreements at the option of NRZ, (ii) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, or (iii) be sold to a third party in accordance with the terms of the New RMSR Agreements.
At any time during the Initial Term, NRZ may terminate the Subservicing Agreement and Servicing Addendum for convenience, subject to Ocwen’s right to receive a termination fee and proper notice. Following the Initial Term, NRZ may extend the term of the Subservicing Agreement and Servicing Addendum for additional three-month periods by providing proper notice. Following the Initial Term, the Subservicing Agreement and Servicing Addendum can be cancelled by Ocwen on an annual basis. NRZ and Ocwen have the ability to terminate the Subservicing Agreement and Servicing Addendum for cause if certain specified conditions occur.
Under the terms of the Subservicing Agreement and Servicing Addendum, in addition to a base servicing fee, Ocwen will continue to receive ancillary income, which primarily includes late fees, loan modification fees and Speedpay® fees. NRZ will receive all float earnings and deferred servicing fees related to delinquent borrower payments, as well as be entitled to receive all REO-related income including REO referral commissions.
Prior to January 18, 2018, MSRs as to which necessary transfer consents had not yet been obtained continued to be subject to the terms of the agreements entered into in 2012 and 2013. Under the 2012 and 2013 agreements, the servicing fees payable under the servicing agreements underlying the Rights to MSRs were apportioned between NRZ and us. NRZ retained a fee based on the UPB of the loans serviced, and OLS received certain fees, including a performance fee based on servicing fees paid less an amount calculated based on the amount of servicing advances and the cost of financing those advances.
In April 2015, Ocwen sold all economic beneficial rights to the “clean-up call rights” to which we are entitled pursuant to servicing agreements that underlie the Rights to MSRs to NRZ for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with such clean-up call. Clean-up call rights generally allow a servicer or master servicer to purchase the remaining mortgage loans and REO out of a securitization, after the stated principal balance of such mortgage loans in the securitization falls below a specified percentage (generally equal to or lower than 10% of the original balance), for a price generally equal to the outstanding balance of such mortgage loans plus interest and certain other amounts. We received $5.9 million, $3.1 million and $2.6 million during 2017, 2016 and 2015, respectively, from NRZ in connection with such clean-up calls. As a result of the 2017 Agreements and the New RMSR Agreements, Ocwen will no longer be entitled to the 0.50% purchase price but will continue to be reimbursed for costs incurred with respect to such efforts and will receive an administrative fee.

On December 28, 2016, PHH entered into an agreement to sell to NRZ substantially all of PHH’s portfolio of MSRs and related advances. The sale of the majority of MSRs and advances to be transferred under this agreement (including all of PHH’s Fannie Mae and Freddie Mac MSRs) has been completed. However, the sale of the remaining MSRs and related advances contemplated by the sale agreement (representing an aggregate of $5.9 billion in UPB, $34.0 million of MSR fair value, and $110.0 million of servicing advances as of December 31, 2017) remains subject to the approvals of multiple counterparties and other customary closing requirements. Accordingly, this sale could be delayed and may not be consummated prior to the closing of the PHH acquisition or at all.
In connection with PHH’s sale agreement with NRZ, PHH has also entered into a subservicing agreement with NRZ, pursuant to which PHH will subservice the loans sold in the sale transaction for an initial period of three years, subject to certain transfer and termination provisions. This subservicing relationship became effective upon PHH’s initial delivery of MSRs to NRZ on June 16, 2017. The loans serviced by PHH under this subservicing agreement include 364,784 units as of December 31, 2017 and represent a majority of PHH’s subservicing income during the fourth quarter of 2017. We expect to assume this subservicing agreement upon the closing of the Merger with PHH, which would further increase the dependence of our business on NRZ.
For more information on the terms and conditions of the Merger with PHH, see “- Pending Acquisition of PHH” above.
ALTISOURCE VENDOR RELATIONSHIP
Each of Ocwen Financial Corporation and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with a subsidiary of Altisource Portfolio Solutions S.A. (Altisource). Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource currently provides title services to Liberty. Ocwen also has a General Referral Fee agreement with Altisource pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource.
Our servicing system runs on an information technology system that we license from Altisource (the REALServicing® system) pursuant to a statement of work under the Technology Products Services Agreements. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer. We are currently in the process of transitioning to a new servicing system and have entered into agreements with certain subsidiaries of Black Knight, Inc. (Black Knight) pursuant to which we plan to transition to Black Knight’s LoanSphere MSP® servicing system. Ocwen currently anticipates a twenty-four-month implementation timeline for its transition onto the new servicing system. Based on substantive discussions with Altisource prior to entering into our agreements with Black Knight, Ocwen expects to enter into mutually acceptable agreements that provide for Ocwen’s transition to the new servicing system and the termination of the statement of work for the use of the REALServicing system.
Because PHH currently utilizes the MSP servicing system for its servicing operations, if the PHH transaction closes, Ocwen intends to transfer the loans it services to the MSP platform utilized by PHH versus a separate instance of the MSP servicing system as it believes such a transfer can happen sooner and with less implementation and transfer risk. Accordingly, our ability to successfully transition to PHH’s instance of the MSP servicing system may have a significant impact on our ability to successfully integrate the business of PHH and to realize the strategic objectives and other benefits anticipated in connection with the PHH acquisition.
Certain services provided by Altisource under these agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales-related services. Similar to other vendors, if Altisource’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing clients, borrowers or regulators, among others. Under certain circumstances, we would have recourse under our contractual agreements with Altisource if we were to experience adverse consequences as a result of Altisource’s non-compliance with applicable servicing criteria.
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
EMPLOYEES
We had a total of approximately 7,600 and 9,700 employees at December 31, 2017 and 2016, respectively. We maintain operations in the U.S., USVI, India and the Philippines. At December 31, 2017, approximately 5,000 of our employees were located in India and approximately 600 were based in the Philippines. Of our foreign-based employees, more than 80% were engaged in our Servicing operations as of December 31, 2017. Because of the large number of employees in India, our operations could be impacted by significant changes to the political or economic conditions in India or in the political or regulatory climate in the U.S. with respect to U.S. businesses engaging in foreign operations. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
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
An investment in our common stock involves significant risk. We describe below the most significant risks that management believes affect or could affect us. Understanding these risks is important to understanding any statement in this Annual Report and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described below together with all the other information included or incorporated by reference in this Annual Report before you make any decision regarding an investment in our common stock. You should also consider the information set forth above under “Forward Looking Statements.” If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment. While the following discussion provides a description of some of the important risks that could cause our results to vary materially from those expressed in public statements or documents, other factors besides those discussed within this Annual Report or elsewhere in other of our reports filed with or furnished to the SEC could also affect our business or results.
Risks Relating to Government Regulation and Financial Regulatory Reforms
The business in which we engage is complex and heavily regulated. If we fail to operate our business in compliance with both existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. See the next risk factor below for additional detail concerning these regulatory settlements. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.

In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We must devote substantial resources to regulatory compliance, and we incur, and expect to continue to incur, significant ongoing costs to comply with new and existing laws and governmental regulation of our business. If we fail to manage effectively our regulatory and contractual compliance obligations, the resources we are required to devote and our compliance expenses would likely increase. We cannot fully anticipate the future actions by federal and state regulatory agencies, state attorneys general, or certain legislators, or if significant changes to our operations and practices will be required as a result.
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
Our alleged failure to comply with the terms of our regulatory settlements or applicable federal, state and local consumer protection laws, regulations and licensing requirements could lead to any of the following:

•	administrative fines and penalties and litigation;

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	governmental investigations and enforcement actions;

•	civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities;

•	breaches of covenants and representations under our servicing, debt or other agreements;

•	damage to our reputation;

•	inability to raise capital or otherwise secure the necessary financing to operate the business;

•	changes to our operations that may otherwise not occur in the normal course, and that could cause us to incur significant transition costs; or

•	inability to execute on our business strategy.
Any of these outcomes could materially and adversely affect our business and our financial condition, liquidity and results of operations.
Since the financial crisis that began in 2007, the trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. Over the past few years, state and federal lawmakers and regulators have adopted a variety of new or expanded laws and regulations and recommended practices. Since its formation, the CFPB has taken a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and originations continues to evolve. Individual states have also been active, as have other regulatory organizations such as the Multi-State Mortgage Commission (MMC). We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage originators and servicers. In addition to their traditional focus on licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to such areas as corporate governance, safety and soundness, and risk and compliance management. We must endeavor to work cooperatively with our regulators to understand all their concerns if we are to be successful in our business.
Following the 2016 Presidential and Congressional elections, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd Frank Act and CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd Frank Act or to the federal regulatory environment generally. Such actions could impact the industry generally or us specifically, could impact our relationships with other regulators, and could adversely impact our business and limit our ability to reach an appropriate resolution with the CFPB with which we are engaged to attempt to resolve certain concerns relating to our mortgage servicing practices, as described in the next risk factor.

The CFPB and state regulators have also increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. In 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The New York State Department of Financial Services (NY DFS) also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which require banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.
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
Governmental bodies have taken regulatory and legal actions against us in the past and may in the future impose regulatory fines or penalties or impose additional requirements or restrictions on our activities that could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, results of operations, ability to grow and reputation.
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions that could result in further adverse regulatory action against us. These matters are summarized below.
CFPB
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. While we believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves, it is possible that resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing and State Attorneys General
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
On April 20, 2017 and shortly thereafter, mortgage and banking regulatory agencies from 30 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. These regulatory actions generally took the form of orders styled as “cease and desist orders” and prohibited a range of actions relating to our lending and servicing activities.
We have entered into agreements with 28 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contain key terms (the Multi-State Common Settlement Terms) pursuant to which we will not acquire any new residential mortgage servicing rights until April 30, 2018; we will transition to an alternate servicing system and discontinue (with certain exceptions) boarding new loans onto the REALServicing® system; we will provide notice to regulators in the event we seek to merge with or acquire another company; we will engage a third-party auditor to conduct an analysis of our escrow practices and remedy any identified errors; we will enhance our consumer complaint handling processes; and we will provide financial condition reporting on a confidential basis through September 2020.
In addition to the terms described above, Ocwen entered settlements with certain states on different or additional terms, which include making certain additional communications with and for borrowers, and certain review and reporting obligations. In addition, Ocwen agreed with the Connecticut regulatory agency to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Connecticut. In its agreement with the Maryland regulatory agency, Ocwen agreed to complete an independent management assessment and enterprise risk assessment, to certain other review and reporting requirements, and to a prohibition, with certain de minimis exceptions, on repurchases of our stock until December 7, 2018. Ocwen also agreed to make certain payments to Maryland, to provide remediation to certain borrowers in the form of cash payments or credits and to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Maryland. We will also incur costs complying with the terms of these settlements, including in connection with the escrow analysis and transition to a new servicing system. In addition, in the event errors were to be uncovered during the escrow analysis, we could incur costs remedying such errors or other actions could be taken against by regulators or others.
We continue to seek timely resolutions with the remaining two state regulatory agencies, one of which took action in conjunction with its state Attorney General, as discussed below. If Ocwen is successful in reaching such resolutions, they may contain some or all of the Multi-State Common Settlement Terms and may also contain additional terms, including potentially monetary fines or penalties or additional restrictions on our business. There can be no assurance that Ocwen will be able to reach resolutions with the remaining regulatory agencies. It is possible that the outcome of the remaining regulatory actions, whether through negotiated settlements or other resolutions, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
In April 2017, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. As previously disclosed, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. Subsequently, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. While we endeavor to negotiate appropriate resolutions in these two matters, we are vigorously defending ourselves, as we believe we have valid defenses to the claims made in both lawsuits. The outcome of these two lawsuits, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
Other Matters
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist, and Ocwen has received subpoenas from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements and HECM loans originated by Liberty. We understand that other lenders in the industry have received similar subpoenas. In addition, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization alleging discrimination in the manner in which the company maintains REO properties in minority communities. In February 2018, this matter was administratively closed; and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and Ginnie Mae had accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it would forbear from immediately exercising any rights relating to this matter for a period of 90 days from the date of the letter. Based on our progress in resolving the matters raised by Ginnie Mae, Ginnie Mae has twice extended the forbearance period for an additional 90 days. The present forbearance period extends through April 29, 2018. We continue to operate as a Ginnie Mae issuer in all respects and continue to participate in Ginnie Mae issuing of mortgage-backed securities and home equity conversion loan pools in the ordinary course. Adverse actions by Ginnie Mae could materially and adversely impact our business, reputation, financial condition, liquidity and results of operations, including if Ginnie Mae were to terminate us as an issuer or servicer of Ginnie Mae securities or otherwise take action indicating that such a termination was planned. For example, such actions could make financing our business more difficult, including by making future financing more expensive or if a lender were to allege a default under our debt agreements, which could trigger cross-defaults under all our other material debt agreements.

In recent years, we have entered into significant settlements with the New York Department of Financial Services and the California Department of Business Oversight, and the Ocwen National Mortgage Settlement. These settlements involved payments of monetary amounts, ongoing monitoring by third-party firms for which we were financially responsible and other restrictions on our business. For example, we recognized $177.5 million in third-party monitoring costs alone from January 1, 2014 through December 31, 2017 relating to these settlements. While we are not currently subject to active monitorships under these settlements, we remain obligated to comply with the commitments made to our regulators and if we violate those commitments one or more of these entities could take regulatory action against us. In addition, to the extent we are unable to avoid future settlements or other regulatory actions against us, our business, operating results and financial condition will continue to be adversely affected.
To the extent that an examination or other regulatory engagement results in an alleged failure by us to comply with applicable laws, regulations or licensing requirements, or if allegations are made that we have failed to comply with applicable laws, regulations or licensing requirements or the commitments we have made in connection with our regulatory settlements (whether such allegations are made through administrative actions such as cease and desist orders, through legal proceedings or otherwise) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
Our regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’ and rating agencies’ perceptions, as well as our overall public reputation, all of which can have a direct impact on our financial results and ongoing operations.
Our regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’ and rating agencies’ perceptions of us. As a result, our ordinary course interactions with regulators may be adversely affected. We may incur additional compliance costs and management time may be diverted from other aspects of our business to address regulatory issues. It is possible that we may incur additional fines or penalties or even that we could lose the licenses and approvals necessary to engage in our servicing and lending businesses.
Further, our ability to serve and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our public reputation is damaged. Our failure to address, or to appear to fail to address, the various regulatory and operational challenges facing Ocwen could give rise to further reputational risk and cause additional harm to us and our business prospects. Reputational issues include, but are not limited to:

•	negative news about Ocwen or the mortgage industry generally;

•	compliance with legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair servicing or lending practices;

•	our practices relating to collections, foreclosures, property preservation, modifications, loans impacted by natural disasters, escrow and insurance;

•	consumer privacy issues;

•	consumer financial fraud issues;

•	data security issues related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	recordkeeping;

•	customer service or consumer complaints;

•	the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our businesses;

•	a downgrade of or negative watch warning on any of our servicer or credit ratings;

•	appropriately addressing potential conflicts of interest; and

•	general company performance.
The proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. The failure to address, or the perception that we have failed to address any of these issues appropriately could give rise to increased regulatory action, which could adversely affect our results of operations.

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
In addition, consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the use of technology in our business that could adversely affect us or result in significant compliance costs. As such, the NY DFS Cybersecurity Regulation requires New York insurance companies, banks, and other regulated financial services institutions - including Ocwen as a non-bank financial services company licensed in the state of New York - to assess their cybersecurity risk profile. The NYDFS Cybersecurity regulation is designed to protect consumers and to “ensure the safety and soundness of the institution,” as well as New York State’s financial services industry. The regulation went into effect on March 1, 2017, with implementation to occur within 180 days (August 28, 2017). To comply, Ocwen has made enhancements to its existing cybersecurity program in accordance with the specific requirements of the NY DFS Cybersecurity Regulation.
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
Our regulatory settlements have significantly reduced the size of our servicing portfolio and harmed our reputation with potential future customers.
Our servicing portfolio naturally decreases over time as homeowners make regularly scheduled mortgage payments, prepay loans prior to maturity, refinance with a mortgage loan not serviced by us or involuntarily liquidate through foreclosure or other liquidation process. Our ability to maintain the size of our servicing portfolio depends on our ability to acquire the right to service or subservice additional pools of mortgage loans or to originate additional loans for which we retain the MSRs.
Our regulatory settlements have significantly impacted our ability to grow our servicing portfolio because we agreed to certain restrictions that effectively prohibited future bulk acquisitions of residential servicing. It is possible that additional restrictions may result from our resolutions with the remaining regulatory agencies and state attorneys general with which we are engaged. If we are unable to satisfy the conditions of our existing regulatory settlements, or if a future regulatory settlement restricts our ability to acquire MSRs, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions and our business could be materially and adversely affected. Moreover, even when regulatory restrictions are lifted, the reputational damage done by these actions may inhibit our ability to acquire new business.
If we are unable to respond effectively to routine regulatory examinations, our business and financial conditions may be adversely affected.
Regulatory examinations by state and federal regulators are part of our ordinary course business activities. If we are unable to respond effectively to routine regulatory examinations, our business and financial conditions may be adversely affected. For example, our January 2015 consent order with the CA DBO, which has now been terminated, arose out of an alleged failure to respond adequately to requests from the CA DBO as part of a routine regulatory examination. If, in the future, we fail to respond effectively to routine regulatory examinations, we may incur fines or penalties or we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. We could also suffer from reputational harm and become subject to private litigation.
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

The CFPB directly affects the regulation of residential mortgage lending and servicing in a number of ways. First, the CFPB has rule-making authority with respect to many of the federal consumer protection laws applicable to mortgage lenders and servicers. Second, the CFPB has supervision, examination and enforcement authority over consumer financial products and services offered by certain non-depository institutions and large insured depository institutions. The CFPB’s jurisdiction includes those persons originating, brokering or servicing residential mortgage loans and those persons performing loan modification or foreclosure relief services in connection with such loans. Since its formation, the CFPB has taken a very active role in the mortgage industry and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve.
We have devoted substantial resources and incurred significant compliance costs responding to the Dodd-Frank Act and the rules and regulations issued thereunder, including CFPB rules. We expect to continue to do so. In particular, we are currently assessing and implementing the operational enhancements that will be necessary to comply with the amendments to Regulations X and Z, which were issued by the CFPB in August 2016. The vast majority of the 2016 amendments went into effect in October 2017, with certain remaining sections of the law becoming effective in April 2018. Ocwen has completed the necessary operational and policy enhancements to comply with the amendments effective October 2017, and continues to prepare for those amendments effective April 2018. If we fail to comply with the Dodd-Frank Act and the rules and regulations issued thereunder, including CFPB rules and subsequent amendments, we could be subject to financial penalties, restrictions on our business activities, private litigation, breaches of our contractual obligations to counterparties (including our debt agreements) and adverse actions by the GSEs or other entities, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.
Private legal proceedings and related costs alleging failures to comply with applicable laws or regulatory requirements could adversely affect our financial condition and results of operations.
We are subject to various pending private legal proceedings, including purported class actions, challenging whether certain of our loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience violate the Fair Debt Collection Practices Act (FDCPA), (2) we violated the Telephone Consumer Protection Act by using an automated telephone dialing system to call class members’ cell phones without their consent, (3) we committed securities fraud in connection with certain of our public disclosures, (4) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law and (5) the solicitation and marketing to borrowers of certain ancillary products was unfair and deceptive. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business. While we do not currently believe that the resolution of the vast majority of the legal proceedings we face will have a material adverse effect on our financial condition or results of operations, we cannot express a view with respect to all of these proceedings. The outcome of any pending legal matter is never certain, and it is possible that adverse results in private legal proceedings could materially and adversely affect our financial results and operations. We have paid significant amounts to settle private legal proceedings in recent periods and paid significant amounts in legal and other costs in connection with such proceedings. To the extent we are unable to avoid such costs in future periods, our business, financial position, results of operations and cash flows could be materially and adversely affected.
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
If we fail to comply with the TILA-RESPA Integrated Disclosure (TRID) rules, our business and operations could be materially and adversely affected and our plans to expand our lending business could be adversely impacted.
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
In 2015, the CFPB revised regulations governing HMDA in order to implement specific provisions of the Dodd-Frank Act. HMDA requires financial institutions to report certain mortgage data in an effort to provide the regulators and the public with information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. Effective for loans closing on or after January 1, 2018, reportable loans include open-end loans (such as adjustable rate reverse mortgages) as well as closed-end loans, and include numerous new and modified data points. The data points include information related to the loan applicant/borrower (e.g., age, ethnicity, race and credit score), the underwriting process, loan terms and fees, lender credits and interest rate, among others. The scope of the information available to the public could increase fair lending regulatory scrutiny and third-party plaintiff litigation, as the changes will expand the ability of regulators and third parties to compare a particular lender to its peers in an effort to determine differences among lenders in certain demographic borrower populations. We have devoted, and will need to devote, significant resources to establishing systems and processes for complying with HMDA on an ongoing basis. If we are not successful in capturing and reporting the new HMDA data, and analyzing and correcting any adverse patterns, we could be exposed to regulatory actions and private litigation against us, we could suffer reputational damage and we could incur losses, any of which could materially and adversely impact our business, financial condition and results of operations.
As a participant in the now ended HAMP program, we are subject to review by SIGTARP, which could adversely affect our business, reputation, and financial condition.
A significant portion of Ocwen’s loan modifications in recent years have been in connection with HAMP, which was part of the U.S Treasury Department’s Making Home Affordable Program prior to HAMP’s expiration in 2016. SIGTARP has recently indicated that it will shift resources to assess potential unlawful conduct by servicers in the HAMP program. In May 2017, we received a subpoena from SIGTARP requesting various documents and information relating to Ocwen’s participation in the HAMP program, and we have been providing documents and information in response to that subpoena. If SIGTARP were to allege breaches of the HAMP program, such allegations could be referred to the enforcement authorities within the Department of the Treasury or the Department of Justice and if such enforcement authorities elected to take action against Ocwen, it could adversely affect our business, reputation and financial condition, regardless of the outcome of any such enforcement action.
If we fail to satisfy minimum net worth and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties, our business, financing activities, financial condition or results of operations could be materially and adversely affected.
As a result of our servicing and loan origination activities, we are subject to minimum net worth and liquidity requirements established by state regulators, GSEs, Ginnie Mae, lenders, and other counterparties. We have been incurring losses for the last four years, which has eroded our net worth. In addition, we must structure our business so each subsidiary satisfies the net worth and liquidity requirements applicable to it, which can be challenging.
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
The reverse mortgage industry is largely dependent upon rules and regulations implemented by HUD, FHA and Ginnie Mae. There can be no guarantee that HUD/FHA will retain Congressional authorization to continue the Home Equity Conversion Mortgage (HECM) program, which provides FHA government insurance for qualifying HECM loans, or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. For example, HUD previously implemented certain lending limits for the HECM program, and added credit-based underwriting criteria designed to assess a borrower’s ability and willingness to satisfy future tax and insurance obligations, and in August 2017, HUD announced additional rules which affect initial mortgage insurance premiums and further tighten lending limits on reverse mortgages. For HECM case numbers assigned on or after October 2, 2017, the new rules implemented by HUD included changes to the upfront and ongoing mortgage insurance premiums and revisions to the principal limit factors affecting the amount of funds available to borrowers from a HECM loan. In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of our reverse mortgage business and the value of our common stock.
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
We must comply with FHA underwriting guidelines in order to successfully originate FHA loans. If we fail to do so, we may not be able collect on FHA insurance. In addition, we could be subject to allegations of violations of the False Claims Act asserting that we submitted claims for FHA insurance on loans that had not been underwritten in accordance with FHA underwriting guidelines. If we are found to have violated FHA underwriting guidelines, we could face regulatory penalties and damages in litigation, suffer reputational damage, and we could incur losses due to an inability to collect on such insurance, any of which could materially and adversely impact our business, financial condition and results of operations.
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
Asset sales, portfolio runoff and regulatory restrictions on acquisitions of MSRs have resulted in a 61.4% decline in our servicing portfolio as compared to December 31, 2013. As a result, our revenues have decreased significantly and, while some of our expenses have reduced significantly, we have not been able to reduce our overall expenses by a comparative amount, in part because of the relatively fixed nature of our corporate overhead. In addition, continuing regulatory and legal matters have negatively impacted our results. We have incurred a net loss in each of the last four fiscal years, which has significantly eroded stockholders’ equity and weakened our financial condition. In order to drive stronger financial performance, we have been exploring strategic approaches to streamline our business and leverage our competitive advantages by focusing our operations on mortgage servicing, on our retail forward lending channel, primarily through retail lending recapture, and on our reverse mortgage business. As part of this strategic assessment, we exited the forward lending correspondent and wholesale channels during 2017 and we plan to have exited the independent used car dealer floor plan lending business conducted through ACS by the end of the second quarter of 2018.
We are continuing to seek operational efficiencies to manage our cost structure as our servicing portfolio continues to shrink. However, there are limits to our ability to reduce costs through operational adjustments. Ultimately, we believe that it is unlikely that we will be able to return to profitability simply by reducing our costs through operational adjustments. Given the relative size of our corporate overhead, including the risk and compliance infrastructure necessary to operate as a non-bank mortgage servicer and lender, we believe that we will need to grow our future revenues in order to return to profitability. Given the relative size of our servicing revenues to our lending revenues, growing our servicing revenues through acquisitions of servicing would provide the most effective way to grow our overall revenues. However, in order to do so, we would need to work through the current regulatory restrictions on such acquisitions or wait until such restrictions are otherwise lifted. We are also seeking to grow our revenues through the investment of cash not currently utilized in our servicing and lending business, including portions of the cash proceeds received in January 2018 from NRZ discussed below. We are currently assessing various options for the use of such cash in order to determine the uses that we believe will most effectively drive our future financial performance.
There can be no assurance that we will be successful in returning to profitability. Our success will depend on market conditions and other factors outside of our control, as well as successful operational execution and achieving better alignment between the scale of our business and our fixed costs. If we continue to experience losses, our share price, business, reputation, financial condition and results of operations could be materially and adversely affected.
If we are unable to invest excess cash, including portions of the cash proceeds from our recent transactions with NRZ, to produce adequate risk-adjusted returns, our future results of operations and financial condition may be materially and adversely impacted.
We are seeking to grow our revenues through the investment of cash not currently utilized in our servicing and lending business, including portions of the cash proceeds received from NRZ. As discussed elsewhere in this Annual Report, in July 2017 and January 2018 we entered agreements with NRZ that resulted in Ocwen receiving significant lump sum cash payments in lieu of certain future revenues Ocwen would have received under our prior agreements with NRZ. We believe that our ability to invest this cash in order to produce attractive risk-adjusted returns will have a significant impact on our future results of operations and financial condition. We could choose poor investment options or external factors outside our control could reduce the returns that we foresee when we make investments. In addition, our investment options may be limited by the terms of our debt or other agreements or by regulatory actions or settlements. If we are unable to identify and execute on attractive investments, if the time and effort of identifying such investments diverts excessive attention from management, or if our investments do not perform as expected, our future results of operations and financial condition could be materially and adversely impacted.
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
Our advance financing facilities are comprised of (i) revolving notes issued to global financial institutions that generally have a 364-day revolving period, and (ii) term notes issued to institutional investors with one-, two- and three-year periods. At December 31, 2017, we had $1.0 billion outstanding under these facilities. The revolving periods for variable funding notes with a total borrowing capacity of $375.0 million end in 2018.
In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, repayment of the outstanding balances on the revolving and term notes must begin at the end of the applicable revolving period and end of the term, respectively. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have 364-day terms, and similar to the revolving notes in the advance financing facilities, they are typically renewed, replaced or extended annually. At December 31, 2017, we had $255.8 million outstanding under these warehouse financing arrangements, all under agreements maturing in 2018.
We currently plan to renew, replace or extend all these debt agreements consistent with our historical experience. There can be no assurance that we will be able to renew, replace or extend all our debt agreements on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business.
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
An actual or alleged default under any of our debt agreements, negative ratings action by a rating agency, the perception of financial weakness, an adverse action by a regulatory authority or GSE, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. Any or all the above could have an adverse effect on our business, financing activities, financial condition and results of operations.
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
We are dependent on NRZ for a substantial portion of our advance financing for non-Agency MSRs. In addition, under new agreements signed in July 2017 and January 2018, NRZ has broad rights to terminate Ocwen servicing relating to loans with an outstanding UPB of $86.8 billion as of December 31, 2017 for failure to meet covenants or operational requirements
We have sold Rights to MSRs, including the associated servicing advance obligation, to NRZ. Consequently, we are dependent upon NRZ for financing of the servicing advance obligations for MSRs where we are the servicer. NRZ currently uses advance financing facilities to fund a substantial portion of the servicing advances that they are contractually obligated to make pursuant to our agreements with them. As of December 31, 2017, we serviced loans with an outstanding UPB of approximately $101.8 billion for which the Rights to MSRs have been sold to NRZ. The associated outstanding servicing advances as of such date were approximately $3.2 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance financing obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances.
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
Under current agreements, any failure under a financial covenant could result in Ocwen’s termination as subservicer or operational servicer for loans with up to $86.8 billion in outstanding UPB as of December 31, 2017. Similarly, failure by Ocwen to meet operational requirements, including service levels, critical reporting and other obligations, could also result in termination for cause. A termination for cause could materially and adversely affect Ocwen’s financial condition and share value.
Further, under our 2017 subservicing agreement and subsequent addendum with NRZ, at any time during the initial five-year term, NRZ may terminate these agreements for convenience, subject to Ocwen’s right to receive a termination fee and proper notice. After such termination Ocwen would no longer be entitled to receive compensation under these agreements. In addition, under the agreements Ocwen and NRZ entered into in January 2018, NRZ has the right to transfer servicing to a third-party if consents are not obtained and Ocwen does not purchase NRZ’s rights. NRZ has the obligation to use reasonable efforts to encourage a third-party buyer to enter into a subservicing agreement with Ocwen, but Ocwen may lose the future compensation for subservicing if no subservicing agreement is entered into.
On December 28, 2016, PHH entered into an agreement to sell to NRZ substantially all of PHH’s portfolio of MSRs and related advances. Although the sale of the majority of MSRs and advances to be transferred under this agreement (including all of PHH’s Fannie Mae and Freddie Mac MSRs) has been completed, the sale of the remaining MSRs and related advances contemplated by the sale agreement (representing an aggregate of $5.9 billion in unpaid principal balance, $34.0 million of MSR fair value, and $110.0 million of servicing advances as of December 31, 2017) remains subject to the approvals of multiple counterparties and other customary closing requirements. Accordingly, this sale could be delayed and may not be consummated prior to the closing of the PHH acquisition or at all.
In connection with PHH’s sale agreement with NRZ, PHH has also entered into a subservicing agreement with NRZ, pursuant to which PHH will subservice the loans sold in the sale transaction for an initial period of three years, subject to certain transfer and termination provisions. This subservicing relationship became effective upon PHH’s initial delivery of MSRs to NRZ on June 16, 2017. The loans serviced by PHH under this subservicing agreement include 364,784 units as of December 31, 2017 and represent a majority of PHH’s subservicing income during the fourth quarter of 2017. We expect to assume this subservicing agreement upon the closing of the Merger with PHH, which would further increase the dependence of our business on NRZ. NRZ has the ability to terminate portions of the subservicing agreement over the three-year term, beginning with the ability to terminate with respect to 25% of the loans covered thereby in June 2018 and an additional 25% beginning in June 2019. If NRZ terminates this relationship, in full or in part, it would have a material impact on PHH’s revenue.
A failure to maintain minimum servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.
S&P, Moody’s and Fitch rate us as a mortgage servicer. Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings. Out of 3,300 non-Agency servicing agreements, 708 with $29.8 billion of UPB as of December 31, 2017 have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in 172 of these non-Agency servicing agreements. This represents approximately $9.4 billion in UPB as of December 31, 2017, or approximately 7% of our total non-Agency servicing portfolio. In early 2015, we received notices terminating us as the servicer under four of our non-Agency servicing agreements due to rating downgrades. Pursuant to our servicing agreements, generally we are entitled to payment of accrued and unpaid servicing fees through termination as well as all advances and certain other previously unreimbursed amounts, although we lose the future servicing fee revenue. While the financial impact of the termination of servicing under these four servicing agreements was immaterial to our overall financial condition, as it represented only 0.17% of our overall servicing portfolio as of the time of transfer of servicing, we could be subject to further terminations either as a result of servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations.
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
Higher delinquencies also increase our cost to service loans, as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned, which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also generally leads to lower balances in custodial and escrow accounts (float balances) and lower net earnings on custodial and escrow accounts (float earnings). Additionally, an increase in delinquencies in our GSE servicing portfolio will result in lower revenue because we collect servicing fees from GSEs only on performing loans.
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

•
Expenses. Amortization of MSRs is one of our largest operating expenses. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds leads to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds also result in higher compensating interest expense, which represents the difference between the full month of interest we are required to remit in the month a loan pays off and the amount of interest we collect from the borrower for that month. Decreases in prepayment speeds lead to decreased amortization expense as the period over which we amortize MSRs is extended. Slower prepayment speeds also lead to lower compensating interest expense.

•
Valuation of MSRs. We base the price we pay for MSRs and the rate of amortization of those rights on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds were significantly greater than expected, the fair value of our MSRs, which we carry at fair value, could decrease. When the fair value of these MSRs decreases, we record a loss on fair value, which also has a negative impact on our financial results. Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method.

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
In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these agencies has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2017. Our non-agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business. See Note 24 — Contingencies for additional information relating to our recent interactions with Ginnie Mae as a result of the state regulatory actions discussed in that note.
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
GSEs or Ginnie Mae may curtail or terminate our ability to sell or securitize newly originated loans to them.
As noted in the prior risk factor, if we do not comply with our seller/servicer obligations, the GSEs or Ginnie Mae may utilize a variety of remedies against us. Such remedies include curtailment of our ability to sell newly originated loans or even termination of our ability to sell or securitize such loans altogether.
Technology or process failures could damage our business operations or reputation, harm our relationships with key stakeholders and lead to regulatory sanctions or penalties.
Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across various parts of our business. These transactions often must adhere to the terms of a complex set of legal and regulatory standards, as well as the terms of our servicing and other agreements. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. For example, in the area of borrower correspondence, in 2014, problems were identified with our letter dating processes such that erroneously dated letters were sent to borrowers, which damaged our reputation and relationships with borrowers, regulators, important counterparties and other stakeholders. Because in an average month we mail nearly 2 million letters, a process problem such as erroneous letter dating has the potential to negatively affect many parts of our business and have widespread negative implications.

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
We are similarly dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either because of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems, including, without limitation, by means of cyberattack or denial-of-service attack. Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, all of which could materially adversely affect us.
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
We are dependent on Altisource and other vendors for much of our technology and other services.
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors for a number of key services, including our servicing platform that runs on an information technology system that we license under long-term agreements with Altisource. Our servicing business operates on this platform and we have used it for many years. In October 2017, we entered into an agreement with Black Knight pursuant to which we plan to transition to Black Knight’s LoanSphere MSP® servicing system. However, until we complete the transition, which is expected to take approximately 24 months, we will remain substantially dependent on Altisource. If Altisource were to fail to fulfill properly its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with an effective and competitive platform, our business could suffer. Similarly, we are reliant on other vendors for the proper maintenance and support of our technological systems and our business and operations would suffer if these vendors do not perform as required. If Altisource or our other vendors do not adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, our business and operations could be materially and adversely affected.
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
If our transition to a new servicing system does not go as planned, we could experience disruptions in our operations, and our relationships with regulators and our regulatory compliance could be negatively impacted.
As described above, we have entered into an agreement with Black Knight pursuant to which we plan to transition to Black Knight’s LoanSphere MSP® servicing system over a period of two years. We are highly dependent on the successful functioning of our servicing system in order to operate our loan servicing business effectively and in compliance with our regulatory and contractual obligations. Implementing a large-scale transition to a new technology product such as a new servicing system is inherently complex and involves significant operational risk, including with respect to technical deficiencies that may impact customer data. We expect to devote significant capital and human resources to implementing this transition, and we may experience decreases in productivity and increased costs as our employees implement and become familiar with the new system. Further, both the costs and length of time required to implement the transition may exceed our expectations. Because PHH currently utilizes the MSP servicing system for its servicing operations, if the PHH transaction closes, Ocwen intends to transfer the loans it services to the MSP platform utilized by PHH versus a separate instance of the MSP servicing system as it believes such a transfer can happen sooner and with less implementation and transfer risk. While we believe that such a transition poses less risk, it will still be subject to the operational and other risks summarized above. Accordingly, if our transition to MSP does not go as planned, our business, financial condition and results of operations could be materially and adversely affected. In addition, delays or other issues with our transition to MSP could negatively impact our relationships with regulators and our regulatory compliance.

We have undergone and continue to undergo significant change to our technology infrastructure and business processes. Failure to adequately update our systems and processes could harm our ability to run our business and adversely affect our results of operations.
We are currently making, and will continue to make, technology investments and process improvements to improve or replace our information processes and systems that are key to managing our business, to improve our compliance with regulations, and to reduce cost. Failure to assess, plan, monitor and choose the right investments and implement them at the right pace would be harmful. The risk of business disruption is increased when significant system and process changes are undertaken, although we believe that our change management process can mitigate this risk.
Disagreements with vendors, service providers or other contractual counterparties could materially and adversely affect our business, financing activities, financial condition or results of operations.
We are dependent on Altisource and other vendors and service providers for much of our technology and other services and on banks, NRZ and other financing sources to finance our business. Certain provisions of the agreements underlying our relationships with our vendors, service providers, financing sources and other contractual counterparties could be open to subjective interpretation. Disagreements with these counterparties, including disagreements over contract interpretation, could lead to business disruptions or could result in litigation or arbitration or mediation proceedings, any of which could be expensive and divert senior management’s attention from other matters. While we have been able to resolve disagreements with these counterparties in the past, if we were unable to resolve a disagreement, a court, arbitrator or mediator might be required to resolve the matter and there can be no assurance that the outcome of a material disagreement with a contractual counterparty would not materially and adversely affect our business, financing activities, financial condition or results of operations.
As a result of his ownership of stock in Altisource, our President and Chief Executive Officer could have, could appear to have or could be alleged to have conflicts of interest.
Our President and Chief Executive Officer owns stock in Altisource that he acquired by virtue of being a stockholder and optionholder of Ocwen at the time that Altisource was “spun-off” from Ocwen in 2009. Such ownership interest could create, appear to create or be alleged to create conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource. We have adopted policies to avoid potential conflicts or allegations of conflicts of interest with respect to our dealings with Altisource, including a written recusal policy pursuant to which any Ocwen employee, officer or director with more than a $200,000 equity ownership in Altisource must recuse themselves from voting to approve any transaction involving Altisource. Our board of directors also has a Risk and Compliance Committee, comprised solely of independent directors that do not own any equity in Altisource, to review new agreements between us that involve $120,000 or more. None of our directors, other than our President and Chief Executive Officer, own any equity in Altisource. There can be no assurance that such measures will be effective in eliminating all conflicts of interest or that third parties will refrain from making such allegations.
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
At December 31, 2017, we had outstanding representation and warranty repurchase demands of $30.8 million UPB (180 loans).
We believe that, because of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and under which such purchasers would benefit from enforcing any indemnification rights and repurchase remedies they may have.

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
We have made representations, warranties and covenants relating to our past sales of Agency MSRs. To the extent that we have made inaccurate representations or warranties or fail to perform our covenants, we could incur liability to the purchasers of these MSRs pursuant to the contractual provisions of our sale agreements. In addition, transfers of servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction. Accordingly, we devote significant time and resources to our compliance efforts and to engaging with such regulators in connection with our transfers of mortgage servicing, and we expect to continue to do so. If we fail to comply with regulations relating to servicing transfers in connection with dispositions of MSRs, we could be subject to adverse regulatory actions, which could materially and adversely affect our business.
As discussed above, PHH has also conducted past sales of Agency MSRs, including the sales of its Fannie Mae and Freddie Mac MSRs to NRZ. Accordingly, following the closing of our pending acquisition of PHH, we will also assume similar liabilities pursuant to the contractual provisions of PHH’s sale agreements with the purchasers of those MSRs. See “- Risks Relating to the Pending Acquisition of PHH” below for more information on the Merger with PHH.
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
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the RMBS investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. At present, one such group of affiliated RMBS investors sought to direct one trustee to bring suit against Ocwen. The trustee declined to bring suit, and the RMBS investors instead brought suit against Ocwen directly. The court dismissed the RMBS investors’ suit without prejudice on October 4, 2017, and the RMBS investors subsequently filed an amended complaint. On January 23, 2018, the court dismissed the RMBS investors’ amended suit with prejudice. To the extent these RMBS investors attempt to refile their suit, Ocwen intends to defend itself vigorously. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
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
Our future success also depends, in part, on our ability to identify, attract and retain highly skilled servicing, lending, finance, risk, compliance and technical personnel. We face intense competition for qualified individuals from numerous financial services and other companies, some of which have far greater resources and better reputations than we do. We may be unable to identify, attract and retain suitably qualified individuals, or we may be required to pay increased compensation in order to do so. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business, financial condition and results of operations could suffer.
Our operations are vulnerable to disruptions resulting from severe weather events.
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the United States Virgin Islands and Florida. As noted below, approximately 5,000, or 66%, of our employees as of December 31, 2017 are located in India. On more than one occasion during 2017, severe flooding caused disruptions to operations in our offices in India. During 2017, we also experienced weather-related disruptions to our operations in the Philippines. We remain vulnerable to future events of flooding and severe weather in both India and the Philippines. In addition, Ocwen Loan Servicing, LLC and Ocwen Mortgage Servicing, Inc. maintain their headquarters in St. Croix, in the United States Virgin Islands, where we also operate a call center. During 2017, two major hurricanes disrupted our operations in St. Croix for an extended period of time and we faced additional expense resulting from the evacuation of personnel and from property damage. In addition, weather-related damage in St. Croix has made living there more burdensome, which could negatively impact our ability to retain and attract qualified personnel. The occurrence of severe weather events in the future could have a significant adverse effect on Ocwen’s business and results of operations.
We are subject to, among other things, requirements regarding the effectiveness of our internal controls over financial reporting. If our internal controls over financial reporting are found to be inadequate, our financial condition and results of operations and the trading price of our common stock may be materially and adversely affected.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. As previously disclosed, in connection with the restatement of our consolidated financial statements for the year ended December 31, 2016, we identified a material weakness in internal control over financial reporting as a result of which we determined our disclosure controls and procedures were not effective. In response to changes implemented by management, and subsequent testing and evaluation, we consider this material weakness to be remediated and have concluded that these controls are operating effectively. However, we cannot be certain that any measures that we implement will ensure adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP), because of their inherent limitations, internal controls over financial reporting may not prevent or detect fraud or misstatements. Fraud or misstatement could adversely affect our financial condition and results of operations. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. In addition, investors could lose confidence in our financial reports and the trading price of our common stock may be adversely affected if our internal controls over financial reporting are found by management or by our independent registered public accounting firm not to be adequate.
We have operations in India and the Philippines that could be adversely affected by changes in the political or economic stability of these countries or by government policies in India, the Philippines or the U.S.
Approximately 5,000, or 66%, of our employees as of December 31, 2017 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent in India. Unless we can continue to enhance the efficiency and productivity of our employees, wage increases in the long term may negatively impact our financial performance.
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
There are a number of foreign laws and regulations that are applicable to our operations in India and the Philippines, including laws and regulations that govern licensing, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India or the Philippines could result in (i) restrictions on our operations in these countries, (ii) fines, penalties or sanctions or (iii) reputational damage.
The industry in which we operate is highly competitive, and, to the extent we fail to meet these competitive challenges, it would have a material adverse effect on our business, financial position, results of operations or cash flows.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition to service mortgage loans and for mortgage loan originations comes primarily from commercial banks and savings institutions and non-bank lenders and mortgage servicers. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and typically have access to greater financial resources and lower funding costs. All of these factors place us at a competitive disadvantage. Further, our competitors that are national banks may also benefit from a federal exemption from certain state regulatory requirements that is applicable to depository institutions. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of revenue generating options (e.g., originating types of loans that we choose not to originate) and establish more favorable relationships than we can. With the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. Competition to service residential loans may result in lower margins. Because of the relatively limited number of servicing clients, our failure to meet the expectations of any significant client could materially impact our business. Ocwen has suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this may have weakened our competitive position against both our bank and non-bank mortgage servicing competitors. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition or results of operations.
We originate and securitize reverse mortgages, which subjects us to risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
We originate, securitize and service reverse mortgages although we have retained third parties to subservice the reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until a default event under the terms of the mortgage occurs, the borrower dies, the borrower moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to occupy the home as their primary residence, maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgage~~s~~ are perceived by potential customers and thus reduce demand for reverse mortgages. Additionally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of the elderly. The HUD HECM reverse mortgage program has received scrutiny for failing to afford the surviving spouse of the deceased borrower an opportunity to remain in the home following death of the borrower, if the surviving spouse is not a party to the note or mortgage. HUD has implemented rules which permit the surviving spouse to remain in the home under certain circumstances, and which allow the lender to assign the due-and-payable loan to HUD; however, scrutiny around these issues continues. Finally, with the recent program changes implemented by HUD, the industry could experience a reduction in new reverse mortgage loans. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
If we are unable to fund our tail commitments or securitize our HECM loans (including tails), this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We have originated and continue to service HECM loans under which the borrower has additional undrawn borrowing capacity in the form of undrawn lines of credit. We are obligated to fund future borrowings drawn on that capacity. As of December 31, 2017, our commitment to fund additional borrowing capacity was $1.4 billion. In addition, we are required to pay mortgage insurance premiums on behalf of HECM borrowers. We normally fund these obligations on a short-term basis using our cash resources, and from time to time securitize these amounts (along with our servicing fees) through the issuance of tails. If our cash resources are insufficient to fund these amounts and we are unable to fund them through the securitization of such tails, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Reinsuring risk through our captive reinsurance entity could adversely impact our results of operation and financial condition.
In 2015, we formed a wholly-owned captive reinsurance entity, CR Limited (CRL), and signed a quota share re-insurance agreement with a third-party insurer related to coverage on foreclosed real estate properties serviced by us. To comply with certain state insurance regulatory requirements, cash and cash equivalents must be held by CRL as capital investments and dividends are restricted, as certain amounts must be retained to satisfy actual and potential claims. Notwithstanding CRL’s catastrophic reinsurance coverage, and that CRL maintained profitability through an intense 2017 hurricane season, the occurrence of losses from a severe catastrophe or series of catastrophes, particularly in areas where a significant portion of the properties securing the mortgage loans that we service are located, could result in claims that substantially exceed CRL’s expectations, which could adversely impact our results of operation and financial condition.
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
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows.
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
Because of acquisitions, dispositions and our ongoing and potential future business activities, the number and complexity of estimates we use in determining fair value has increased. At December 31, 2017, 69% and 65% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 96% and 100% of which are considered Level 3 valuations. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the transfers of reverse mortgages do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
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
As of December 31, 2017, we had no interest rate swaps in place to hedge our exposure to variable interest rates under our match funded advance financing facilities, but we have interest rate caps in place that limits our exposure to increases in interest rates on our three facilities. If we acquire additional servicing or subservicing rights in the future, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from the effect of rising interest rates. Therefore, we may consider utilizing various derivative financial instruments to protect against the effects of rising rates. In addition, we may use interest rate swaps, U.S. Treasury futures, forward contracts and other derivative instruments to hedge our interest rate exposure on loans and MSRs measured at fair value. We currently have no economic hedge positions open to hedge our fair value MSRs. We have entered into forward mortgage backed securities trades to hedge our mortgage loans held for sale at fair value and to hedge interest rate lock commitments (IRLCs) on loans that we have agreed to originate at a specified fixed or variable rate.
Nevertheless, no hedging strategy can completely protect us. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategies and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.

We are exposed to market risk, credit risk, liquidity risk, reputational risk, operational risk and foreign currency exchange risk.
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. We are also exposed to liquidity risk by our decision to originate and finance mortgage loans and sell mortgage loans into the secondary market. In general, we finance our operations through operating cash flows and various other sources of funding, including match funded borrowing agreements, secured lines of credit and repurchase agreements. We believe that we will have adequate financing for the next twelve months.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2017, we had total advances and match funded advances of $1.4 billion. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt at December 31, 2017 is variable rate. Rising interest rates may increase our interest expense. Earnings on float balances partially offset this variability. At December 31, 2017, we had no interest rate swaps in place to hedge our exposure to rising interest rates, but we have interest rate caps in place as required by certain of our advance financing arrangements.
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
We have established policies and procedures intended to identify, monitor and manage the risks described above and other risks to which we are subject. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management, below. However, we cannot guarantee that our risk management policies and procedures will be effective, and to the extent they are not, our business, financial condition, and results of operations could be adversely affected.
Pursuit of business or asset acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
This risk factor discusses certain general risks raised by acquisitions. See “- Risks Relating to the Pending Acquisition of PHH” below for a discussion of certain specific risks relating to our pending acquisition of PHH.
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
Further, prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices that we considered to be acceptable, and we expect that we will experience this condition in the future. In addition, to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or we could raise additional equity capital, which could dilute the interests of our existing shareholders.
The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain tranches of them. For example, we and the applicable seller are often required to obtain certain contractual and regulatory consents as a prerequisite to closing, such as the consents of Fannie Mae or Freddie Mac, the FHFA and trustees to RMBS securitization trusts. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all the required consents, which may mean that we are unable to acquire all the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated. Our regulatory settlements have significantly impacted our ability to grow our servicing portfolio through acquisitions because we agreed to certain restrictions that effectively prohibited future acquisitions of servicing. It is possible that additional restrictions may result from our resolutions with the remaining regulatory agencies and state attorneys general. If we are unable to satisfy the conditions of our existing regulatory settlements or if a future regulatory settlement restricts our ability to acquire MSRs, our business could be materially and adversely affected.
Risks Relating to the Pending Acquisition of PHH
We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, financial condition and results of operations and negatively impact the price of our common stock.
On February 27, 2018, we entered into the Merger Agreement, pursuant to which PHH will become a wholly owned subsidiary of Ocwen. The Merger is subject to the satisfaction of a number of conditions beyond our control, including regulatory approvals and other customary closing conditions. There is no assurance that the Merger will occur on the terms and timeline currently contemplated or at all. The conditions to the Merger could prevent or delay the completion of the Merger. In addition, the efforts to satisfy the closing conditions of the Merger, including the regulatory approval process, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations and a disruption of our operations. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the Merger process could have a material adverse effect on our business, financial condition and results of operations.
The Merger Agreement also contains certain customary termination rights, including the right for each of Ocwen and PHH to terminate the Merger Agreement if, among other things, the Merger is not consummated by September 27, 2018 (or, in certain circumstances, December 27, 2018) or in the event of an uncured material breach of any representation, warranty, covenant or agreement such that the conditions to closing would not be satisfied. If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated without unexpected delays, which could have a material adverse effect on our business, financial condition and results of operations.
Required regulatory approvals may not be received, may take longer to receive than expected or may impose conditions or restrictions that have an adverse impact on our business or cannot be met.

Before the Merger can be completed, various regulatory entities with authority over Ocwen and/or PHH must grant their approval of the Merger. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of the parties to the Merger Agreement. Poor regulatory standing or an adverse development in such standing or other factors could result in an inability to obtain these approvals or delay their receipt. In connection with granting approval for the Merger, regulators may also impose conditions or restrictions that cannot be met or may have the effect of imposing additional costs on or limiting the revenues of Ocwen following completion of the Merger, or otherwise reducing the anticipated benefits to Ocwen of the Merger. Although the Merger Agreement does not require Ocwen to agree to any such condition or restriction if it would constitute a Burdensome Condition (as defined in the Merger Agreement), any such condition or restriction could have an adverse impact on our business even if such condition does not rise to the level of a Burdensome Condition. In addition, such conditions or restrictions may result in the delay or abandonment of the Merger.
We may not successfully integrate the businesses of Ocwen and PHH.
Achieving the anticipated benefits of the Merger will depend in part upon whether we are able to integrate the businesses of PHH in an effective and efficient manner. We may not be able to accomplish this integration process successfully or realize the expected synergies as planned. The integration of businesses is complex and time-consuming. The difficulties that could be encountered include the following:

•	maintaining subservicing and other business relationships;

•	integrating personnel, operations and systems, including integration of information technology systems and our planned transition to the LoanSphere MSP servicing system;

•	coordinating geographically dispersed organizations;

•	distraction of management and employees from operations and strategic initiatives;

•	changes or conflicts in corporate culture;

•	management’s inability to manage a substantial increase in the number of employees;

•	management’s inability to train and integrate personnel;

•	retaining existing customers and attracting new customers;

•	retaining existing employees and attracting new employees; and

•	inefficiencies associated with the integration and management of the operations of the two companies.
In addition, there have been and will continue to be integration costs and non-recurring transaction costs (such as fees paid to legal, financial, accounting and other advisors and other fees paid in connection with the Merger) associated with the Merger, including costs associated with combining operations and achieving the expected synergies as planned, and such costs may be significant.
An inability to realize the full extent of the anticipated benefits of the Merger, including estimated cost synergies, as well as any delays encountered in the integration process and realizing such benefits, could have an adverse effect upon our revenues, level of expenses and operating results, which may materially adversely affect the value of our shares of common stock.
Uncertainties associated with the Merger may cause a loss of employees or customers and may otherwise affect the future business and operations of Ocwen and the combined company
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Ocwen following the Merger. These uncertainties may impair our ability to retain and motivate key personnel and could also cause our servicing clients, suppliers, licensees, partners and other business partners to defer entering into contracts with, making other decisions concerning, or seeking to change existing business relationships with Ocwen. Because Ocwen depends on the experience and industry knowledge of its executives and other key personnel to execute their business plans, we may be unable to meet our strategic objectives.
Certain PHH agreements may contain change of control provisions triggered by the Merger that, if acted upon or not waived, could cause Ocwen to lose the benefit of such agreement and incur liabilities or replacement costs, which could have a material adverse effect on Ocwen.
PHH and its subsidiaries are party to various agreements with third parties, including certain leases, vendor contracts, servicing agreements, subservicing agreements, contracts for the performance of services material to the operations of PHH and/or subsidiaries, IT contracts, and employment agreements that may contain change of control provisions triggered upon the announcement and/or closing of the Merger. Agreements with change of control provisions typically provide for or permit the termination of the agreement upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. In the event that there is such a contract or arrangement requiring a consent or waiver in relation to the Merger for which such consent or waiver was not obtained, Ocwen could lose the benefit of the underlying agreement and incur liabilities or replacement costs, which could have an adverse effect on Ocwen.

Ocwen will incur significant additional indebtedness in connection with the Merger, which may decrease our business flexibility and increase our interest expense.
Upon the completion of the Merger, Ocwen will assume (at the subsidiary level) PHH’s outstanding senior unsecured notes in the aggregate principal amount of approximately $119.0 million, representing approximately $97.0 million of PHH’s 7.375% Senior Notes Due 2019 and approximately $22.0 million of PHH’s 6.375% Senior Notes Due 2021. The increase in our aggregate indebtedness as a result of the assumption of these notes could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions.
Ocwen will assume all of PHH’s liabilities upon completion of the Merger, which could have a material adverse effect on Ocwen’s business, financial condition, or results of operation, or could otherwise reduce the anticipated benefits to Ocwen of the Merger.
Upon completion of the Merger, Ocwen will assume all of PHH’s liabilities by operation of law. These liabilities will likely involve multiple legal and regulatory proceedings, government investigations and inquiries. PHH also has indemnification obligations to third parties for losses, including obligations that PHH has agreed to pursuant to recent sales of various of its businesses and assets. It is inherently difficult to predict the outcome of pending litigation and regulatory matters, particularly when matters are in their early stages or where the claimants seek indeterminate damages. Neither Ocwen nor PHH can state with certainty what the eventual outcome of pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. The actual results of resolving litigation matters may be substantially higher than the amounts reserved, and judgments may be rendered, or fines or penalties assessed, in matters for which PHH has no reserves. Adverse judgments, fines or penalties in one or more of PHH’s litigation matters could have a material adverse effect on Ocwen’s business, financial condition, or results of operations following completion of the Merger, or could otherwise reduce the anticipated benefits to Ocwen of the Merger.
Risks Relating to Tax Matters
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
The recently enacted comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense and net operating loss carryforwards, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.

In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.
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
Any “ownership change” as defined in Section 382 of the Internal Revenue Code could substantially limit our ability to utilize our net operating losses carryforwards.
As of December 31, 2017, the Ocwen had net operating loss (NOL) carryforwards of approximately $399.1 million, which we estimate to be worth approximately $59.0 million to Ocwen under our present assumptions related to Ocwen’s various relevant jurisdictional tax rates as a result of recently passed tax legislation (which assumptions reflect a significant degree of uncertainty). NOL carryforwards and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur as measured under Section 382. We periodically evaluate whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize our NOL carryforwards. If it is determined that an ownership change(s) has occurred, there may be annual limitations on the use of these NOL carryforwards and certain built-in losses or deductions under Section 382 (or comparable provisions of foreign or state law). We are currently in the process of evaluating whether we experienced an ownership change as measured under Section 382, and during 2017 identified risk that an ownership change may have occurred in the U.S. jurisdiction, which would also result in an ownership change under Section 382 in the USVI jurisdiction. As part of this evaluation, Ocwen is seeking additional information pertaining to certain identified 5% shareholders, and their economic ownership for Section 382 purposes. We are also monitoring changes in the stock ownership of other identified 5% shareholders that could cause a subsequent ownership change to occur. To the extent an ownership change(s) is ultimately determined to have occurred, the annual utilization of our NOLs will be subject to certain limitations under Section 382 and other limitations under state tax laws. As a result, a significant portion of our pre-ownership change NOL carryforwards and any future recognized built-in losses or deductions could expire before we would be able to use them. Our inability to utilize our pre-ownership change NOL carryforwards and any future recognized built-in losses or deductions could have an adverse effect on our financial condition, results of operations and cash flows.
Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly on a number of occasions in recent periods, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been and may continue to be volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2017 between $2.23 per share and $5.94 per share and the closing stock price on February 23, 2018 was $3.42 per share. Therefore, the volatility and recent decline in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory action, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including those set forth under “Risk Factors” and “Forward-Looking Statements.”
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
Based on SEC filings, certain shareholders, such as investors Leon G. Cooperman and D. John Devaney and our former Executive Chairman, William C. Erbey, own or control significant amounts of our common stock. Following his 2015 retirement from Ocwen, Mr. Erbey has no directorial, management, oversight, consulting, or any other role at Ocwen, and he has recently significantly reduced his holdings to less than 10% of our outstanding shares. These and our other large shareholders will each have the ability to vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders. As a result, these shareholders could influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of directors.
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
We will also assume (at the subsidiary level) certain additional debt securities upon the closing of pending acquisition of PHH, in the form of PHH’s outstanding senior unsecured notes. The aggregate principal amount of these notes is approximately $119.0 million, representing approximately $97.0 million of PHH’s 7.375% Senior Notes Due 2019 and approximately $22.0 million of PHH’s 6.375% Senior Notes Due 2021. See “- Risks Relating to the Pending Acquisition of PHH” above for more information.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information relating to our principal facilities at December 31, 2017:

Location	Owned/Leased	Square Footage
Principal executive offices
West Palm Beach, Florida	Leased	51,546
St. Croix, U.S. Virgin Islands	Leased	7,231

Document storage and imaging facility
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Waterloo, Iowa (1) (2)	Owned	154,980
Addison, Texas (3)	Leased	137,992
Fort Washington, Pennsylvania (1)	Leased	77,026
McDonough, Georgia (4)	Leased	62,000
Rancho Cordova, California (5)	Leased	53,107
Houston, Texas (1) (6)	Leased	18,822
St. Croix, U.S. Virgin Islands (7)	Leased	6,096

Offshore facilities (1)
Bangalore, India	Leased	167,826
Mumbai, India	Leased	155,368
Pune, India	Leased	88,683
Manila, Philippines	Leased	39,329

(1)	Primarily supports Servicing operations.

(2)
We ceased using approximately one-half of our facility in Waterloo, Iowa following a reduction in workforce during 2015. We acquired this facility in connection with our acquisition of Residential Capital, LLC (ResCap) in 2013.

(3)
We assumed this lease in connection with our acquisition of Homeward in 2012. We ceased using the facility in 2013 and subleased a portion of the space until 2015. In 2016, the lease of our facility in Coppell, Texas expired and we relocated employees to this facility.

(4)	We ceased using this facility in 2012 and subleased a portion of the space through the lease expiration date in 2018.

(5)	Primarily supports Lending operations.

(6)	We partially terminated the lease for this facility during 2017 and entered into a sublease agreement for a portion of the space. The lease of the existing facility will expire in 2019.

(7)	This facility primarily operates as a call center.
In addition to the facilities listed in the table above, we also lease other small facilities in Glendale, California; Orlando, Florida; Scottsdale, Arizona; Irvine, California; Atlanta, Georgia and Winston Salem, North Carolina.

ITEM 3.	LEGAL PROCEEDINGS
See Note 24 — Contingencies to the Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Our Common Stock
The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE). The following table sets forth the high and low sales prices for our common stock:

	High	Low
2017
First quarter	$5.98	$4.06
Second quarter	5.69	2.12
Third quarter	3.59	2.65
Fourth quarter	4.13	2.95

2016
First quarter	$7.47	$2.05
Second quarter	2.92	1.44
Third quarter	3.75	1.29
Fourth quarter	6.15	3.48
The closing sales price of our common stock on February 23, 2018 was $3.42.
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

The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2012, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.
Total Return Performance

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Ocwen Financial Corporation	100.00	160.31	43.65	20.15	15.58	16.54
S&P 500	100.00	129.60	144.36	143.31	156.98	187.47
S&P 500 Diversified Financials	100.00	139.41	160.55	144.07	171.20	211.13

(1)
Copyright © 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P 500® and S&P® are registered trademarks of Standard & Poor's Financial Services LLC, a division of S&P Global ("S&P"); DOW JONES is a registered trademark of Dow Jones Trademark Holdings LLC ("Dow Jones"); and these trademarks have been licensed for use by S&P Dow Jones Indices LLC. S&P Dow Jones Indices LLC, Dow Jones, S&P and their respective affiliates ("S&P Dow Jones Indices") makes no representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and S&P Dow Jones Indices and its third-party licensors shall have no liability for any errors, omissions, or interruptions of any index or the data included therein. All data and information is provided by S&P DJI "as is". Past performance is not an indication or guarantee of future results.

Number of Holders of Common Stock
On February 23, 2018, 133,359,058 shares of our common stock were outstanding and held by approximately 89 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales of equity securities have been previously reported.
Purchases of Equity Securities by the Issuer and Affiliates
There were no repurchases of our common stock during the fourth quarter of the year ended December 31, 2017.

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

	December 31,
	2017	2016	2015	2014	2013 (1) (2)
Selected Balance Sheet Data
Total Assets	$8,403,164	$7,655,663	$7,380,308	$8,243,662	$7,905,333
Loans held for sale	$238,358	$314,006	$414,046	$488,612	$566,660
Loans held for investment	4,715,831	3,565,716	2,488,253	1,550,141	618,018
Advances and match funded advances	1,356,393	1,709,846	2,151,066	3,303,356	3,443,215
Mortgage servicing rights	1,008,844	1,042,978	1,138,569	1,913,992	2,069,381
Goodwill (3)	—	—	—	—	420,201

Total Liabilities	$7,856,290	$7,000,380	$6,525,670	$7,202,497	$6,032,381
HMBS-related borrowings	$4,601,556	$3,433,781	$2,391,362	$1,444,252	$615,576
Other financing liabilities	593,518	579,031	697,893	814,389	651,397
Match funded liabilities	998,618	1,280,997	1,584,049	2,090,247	2,364,814
Long-term other borrowings	631,501	734,763	1,611,531	1,288,740	18,466

Mezzanine equity (4)	$—	$—	$—	$—	$60,361

Total equity (5)	$546,874	$655,283	$854,638	$1,041,165	$1,812,591

Residential Loans and Real Estate Serviced or Subserviced for Others
Count	1,221,695	1,393,766	1,624,762	2,486,038	2,861,918
UPB	$179,352,553	$209,092,130	$250,966,112	$398,727,727	$464,651,332

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Operations Data
Revenue
Servicing and subservicing fees	$989,376	$1,186,620	$1,531,797	$1,894,175	$1,823,559
Gain on loans held for sale, net	103,402	90,391	134,969	134,297	121,694
Other	101,798	110,152	74,332	82,853	93,020
Total revenue	1,194,576	1,387,163	1,741,098	2,111,325	2,038,273

Expenses (3)	998,645	1,223,254	1,478,184	2,035,208	1,301,294

Other income (expense)
Interest expense	(363,238)	(412,583)	(482,373)	(541,757)	(395,586)
Gain on sale of mortgage servicing rights, net (6)	10,537	8,492	83,921	—	—
Other, net	12,797	33,821	5,677	22,481	11,086
Other expense, net	(339,904)	(370,270)	(392,775)	(519,276)	(384,500)

Income (loss) before income taxes	(143,973)	(206,361)	(129,861)	(443,159)	352,479
Income tax expense (benefit) (7)	(15,516)	(6,986)	116,851	26,396	42,061
Net income (loss)	(128,457)	(199,375)	(246,712)	(469,555)	310,418
Net loss (income) attributable to non-controlling interests	491	(387)	(305)	(245)	—
Net income (loss) attributable to Ocwen stockholders	(127,966)	(199,762)	(247,017)	(469,800)	310,418
Preferred stock dividends (4)	—	—	—	(1,163)	(5,031)
Deemed dividend related to beneficial conversion feature of preferred stock (4)	—	—	—	(1,639)	(6,989)
Net income (loss) attributable to Ocwen common stockholders	$(127,966)	$(199,762)	$(247,017)	$(472,602)	$298,398

Basic earnings (loss) per share attributable to Ocwen common stockholders
Basic	$(1.01)	$(1.61)	$(1.97)	$(3.60)	$2.20
Diluted (8)	$(1.01)	$(1.61)	$(1.97)	$(3.60)	$2.13

Weighted average common shares outstanding
Basic	127,082,058	123,990,700	125,315,899	131,362,284	135,678,088
Diluted (8)	127,082,058	123,990,700	125,315,899	131,362,284	139,800,506

(1)
Includes the effects of the acquisition of ResCap in February 2013. This transaction primarily involved the acquisition of residential MSRs and related servicing advances. In addition, we acquired Liberty’s reverse mortgage origination platform in April 2013. The operating results of the acquired businesses have been included in our results since their respective acquisition dates.

(2)
During 2013 and 2012, Ocwen completed sales of Rights to MSRs together with the related servicing advances. We accounted for the sales of Rights to MSRs as secured financings. As a result, the MSRs were not derecognized, and a liability was established equal to the sales price. The sales of advances in connection with sales of Rights to MSRs met the requirements for sale accounting and the advances were derecognized at the time of the sale. Match funded liabilities were reduced in connection with these sales. See Note 8 — Rights to MSRs to the Consolidated Financial Statements for additional information.

(3)	We recognized a goodwill impairment loss of $420.2 million in 2014, representing the entire carrying value of goodwill in our Servicing and Lending segments.

(4)
We issued 162,000 shares of Series A Perpetual Convertible Preferred Stock in December 2012 as partial consideration for the acquisition of Homeward. On September 23, 2013, 100,000 of the preferred shares were converted to 3,145,640 shares of Ocwen common stock, which we subsequently repurchased for $157.9 million. On July 14, 2014, the remaining 62,000 preferred shares were converted into 1,950,296 shares of common stock, which we subsequently repurchased for $72.3 million. Holders of the preferred shares were entitled to receive mandatory and cumulative dividends payable quarterly at the rate per share equal to the greater of (i) 3.75% per annum multiplied by $1,000 per share and (ii) in the event Ocwen paid a regular quarterly dividend on its common stock in such quarter, the rate per share payable in respect of such quarterly dividend on an as-converted basis.

(5)
Prior to its expiration on July 31, 2016, we completed the repurchase of 991,985 shares, 625,705 shares, 10,420,396 shares and 1,125,707 shares under a common stock repurchase program announced in 2013 for a total purchase price of $5.9 million, $4.1 million, $310.2 million and $60.0 million during 2016, 2015, 2014 and 2013, respectively.

(6)	During 2017, 2016 and 2015, we sold certain of our MSRs relating to loans with a UPB of $219.4 million, $3.7 billion and $87.6 billion, respectively.

(7)
Income tax expense for 2015 includes a $97.1 million provision to establish valuation allowances relating to deferred tax assets in our U.S. and USVI tax jurisdictions. See Note 18 — Income Taxes to the Consolidated Financial Statements for additional information.

(8)
We computed the effect of preferred stock on diluted earnings per share using the if-converted method. However, we assumed no conversion of the Series A Perpetual Convertible Preferred Stock into common stock for 2013 because the effect was anti-dilutive. For 2014 - 2017, we have excluded the effect of all dilutive or potentially dilutive shares from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

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
OVERVIEW
We are a financial services company that services and originates loans. Most of our revenues are generated from our servicing business, which is primarily comprised of our residential mortgage servicing business. As of December 31, 2017, our residential mortgage servicing portfolio consisted of 1,221,695 loans with a UPB of $179.4 billion. In our lending business, we primarily originate, purchase, sell and securitize conventional and government-insured forward mortgage loans and reverse mortgages. During 2017, our lending business originated or purchased forward and reverse mortgage loans with a UPB of $2.5 billion and $1.0 billion, respectively.
Asset sales, portfolio runoff and regulatory restrictions on acquisitions of MSRs have resulted in a 61.4% decline in our servicing portfolio as compared to December 31, 2013. As a result, our revenues have decreased significantly and, while some of our expenses have reduced significantly, we have not been able to reduce our overall expenses by a comparative amount, in part because of the relatively fixed nature of our corporate overhead. In addition, continuing regulatory and legal matters have negatively impacted our results. We have incurred a net loss in each of the last four fiscal years, which has significantly eroded stockholders’ equity and weakened our financial condition. In order to drive stronger financial performance, we have been exploring strategic approaches to streamline our business and leverage our competitive advantages by focusing our operations on mortgage servicing, on our retail forward lending channel, primarily through retail lending recapture, and on our reverse mortgage business. As part of this strategic assessment, we exited the forward lending correspondent and wholesale channels during 2017 and we plan to exit the independent used car dealer floor plan lending business conducted through ACS by the end of the second quarter of 2018.
We are continuing to seek operational efficiencies to manage our cost structure as our servicing portfolio continues to shrink. However, there are limits to our ability to reduce costs through operational adjustments. Ultimately, we believe that it is unlikely that we will be able to return to profitability simply by reducing our costs through operational adjustments. Given the relative size of our corporate overhead, including the risk and compliance infrastructure necessary to operate as a non-bank mortgage servicer and lender, we believe that we will need to grow our future revenues in order to return to profitability. Given the relative size of our servicing revenues to our lending revenues, growing our servicing revenues through acquisitions of servicing would provide the most effective way to grow our overall revenues. However, in order to do so, we would need to work through the current regulatory restrictions on such acquisitions or wait until such restrictions are otherwise lifted. We are also seeking to grow our revenues through the investment of cash not currently utilized in our servicing and lending businesses, including portions of the cash proceeds received in January 2018 from NRZ discussed below. We are currently assessing various options for the use of such cash in order to determine the uses that we believe will most effectively drive our future financial performance.
As discussed above, on February 27, 2018, we entered into the Merger Agreement, pursuant to which PHH will become a wholly owned subsidiary of Ocwen. PHH is a leading non-bank servicer with established servicing and origination recapture capabilities. The consideration to be paid in the Merger will be $360 million in cash. As of December 31, 2017, PHH had $1.8 billion in total assets. The transaction is expected to close in the second half of 2018, subject to approval by PHH’s stockholders, regulatory approvals and other closing conditions. For more information on the terms and conditions of the Merger, see “Item 1- Business - Pending Acquisition of PHH,” which is incorporated herein by reference.
Our 2017 Agreements and the New RMSR Agreements with NRZ provide for the conversion of the economics of our Existing Rights to MSRs Agreements into a more traditional subservicing arrangement and involve upfront payments to Ocwen. On September 1, 2017, pursuant to the 2017 Agreements, Ocwen transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. On January 18, 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Existing Rights to MSRs Agreements and the future revenue Ocwen expects to receive under the 2017 Agreements. Accordingly, the new agreements provide for a larger portion of future servicing compensation to be retained by NRZ.
As a general matter, we intend to continue to evaluate returns on our existing MSR portfolio, and we may decide to sell select portions of our portfolio or to enter into transactions with similarities to the agreements we have entered into with NRZ if we believe that such actions will benefit Ocwen versus holding the assets over a longer term.
On December 28, 2016, PHH entered into an agreement to sell to NRZ substantially all of PHH’s portfolio of MSRs and related advances. The sale of the majority of MSRs and advances to be transferred under this agreement (including all of PHH’s Fannie Mae and Freddie Mac MSRs) has been completed. However, the sale of the remaining MSRs and related advances contemplated by the sale agreement (representing an aggregate of $5.9 billion in unpaid principal balance, $34.0 million of MSR fair value, and $110.0 million of servicing advances as of December 31, 2017) remains subject to the approvals of multiple counterparties and other customary closing requirements. Accordingly, this sale could be delayed and may not be consummated prior to the closing of the PHH acquisition or at all.
In connection with PHH’s sale agreement with NRZ, PHH has also entered into a subservicing agreement with NRZ, pursuant to which PHH will subservice the loans sold in the sale transaction for an initial period of three years, subject to certain transfer and termination provisions. This subservicing relationship became effective upon PHH’s initial delivery of MSRs to NRZ on June 16, 2017. The loans serviced by PHH under this subservicing agreement include 364,784 units as of December 31, 2017 and represent a majority of PHH’s subservicing income. We expect to assume this subservicing agreement upon the closing of the Merger with PHH, which would further increase the dependence of our business on NRZ.
For more information on the terms and conditions of the Merger with PHH, see “Item 1- Business - Pending Acquisition of PHH”.
To the extent we generate cash proceeds from any sales of assets or businesses, we will, subject to the terms of our debt and other agreements, evaluate the best use of such cash which could include working capital, investments in new assets and reductions in debt to the extent permissible.
We have faced, and expect to continue to face, heightened regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. Since April 20, 2017, the CFPB, mortgage and banking regulatory agencies from 30 states and the District of Columbia and two state attorneys general have taken regulatory actions against us that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. We have resolved these regulatory matters with 28 states plus the District of Columbia while continuing to seek resolutions with the remaining two state regulatory agencies and the two state attorney generals. On an ongoing basis, we work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance and to addressing regulatory actions and engagements, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our business, operating results and financial condition have been significantly impacted in recent periods by legal and other fees and settlement payments related to litigation and regulatory matters, including the costs of third-party monitoring firms under our regulatory settlements. To the extent we are unable to avoid, mitigate or offset similar expenses in future periods, our business, operating results and financial condition will continue to be adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and improve our financial performance.
As discussed above, we are in the process of transitioning to a new servicing system. We have entered into agreements with certain subsidiaries of Black Knight pursuant to which we plan to transition to Black Knight’s LoanSphere MSP®

servicing system. The new servicing system includes loan boarding, payment processing, escrow administration, and default management, among other functions. We also plan to use certain ancillary services offered by Black Knight. We believe this investment will improve the way we work, help simplify internal processes, and allow our teams to provide better service to our servicing customers and clients. However, implementing a large-scale transition to a new technology product such as a new servicing system is inherently complex and involves significant operational risk. We expect to devote significant capital and human resources to implementing this transition. If our transition to MSP does not go as planned, our business, financial condition and results of operations could be materially and adversely affected.
Because PHH currently utilizes the MSP servicing system for its servicing operations, if the PHH transaction closes, Ocwen intends to transfer the loans it services to the MSP platform utilized by PHH versus a separate instance of the MSP servicing system as it believes such a transfer can happen sooner and with less implementation and transfer risk. Accordingly, our ability to successfully transition to PHH’s instance of the MSP servicing system may have a significant impact on our ability to successfully integrate the business of PHH and to realize the strategic objectives and other benefits anticipated in connection with the PHH acquisition.

Operations Summary

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue
Servicing and subservicing fees	$989,376	$1,186,620	$1,531,797	(17)%	(23)%
Gain on loans held for sale, net	103,402	90,391	134,969	14	(33)
Other	101,798	110,152	74,332	(8)	48
Total revenue	1,194,576	1,387,163	1,741,098	(14)	(20)

Expenses
Compensation and benefits	358,994	381,340	415,055	(6)	(8)
Professional services	229,451	305,586	276,393	(25)	11
Servicing and origination	142,670	279,801	344,560	(49)	(19)
Technology and communications	100,490	110,333	154,758	(9)	(29)
Occupancy and equipment	66,019	80,191	112,864	(18)	(29)
Amortization of mortgage servicing rights	51,788	32,978	99,194	57	(67)
Other	49,233	33,025	75,360	49	(56)
Total expenses	998,645	1,223,254	1,478,184	(18)	(17)

Other income (expense)
Interest income	15,965	19,083	18,320	(16)	4
Interest expense	(363,238)	(412,583)	(482,373)	(12)	(14)
Gain on sale of mortgage servicing rights, net	10,537	8,492	83,921	24	(90)
Other, net	(3,168)	14,738	(12,643)	(121)	(217)
Other expense, net	(339,904)	(370,270)	(392,775)	(8)	(6)

Loss before income taxes	(143,973)	(206,361)	(129,861)	(30)	59
Income tax expense (benefit)	(15,516)	(6,986)	116,851	122	(106)
Net loss	(128,457)	(199,375)	(246,712)	(36)	(19)
Net loss (income) attributable to non-controlling interests	491	(387)	(305)	(227)	27
Net loss attributable to Ocwen stockholders	$(127,966)	$(199,762)	$(247,017)	(36)	(19)

Segment income (loss) before taxes:
Servicing	$46,680	$3,364	$26,615	n/m	(87)%
Lending	(4,431)	131	23,226	n/m	(99)
Corporate Items and Other	(186,222)	(209,856)	(179,702)	(11)	17
	$(143,973)	$(206,361)	$(129,861)	(30)	59
n/m: not meaningful

Year Ended December 31, 2017 versus 2016
Servicing and subservicing fees for 2017 were $197.2 million, or 17%, lower than 2016, primarily due to portfolio runoff. Also, the number of completed modifications declined in large part because of the expiration of the HAMP program on December 31, 2016. The average UPB and average number of assets in our residential portfolio declined 14% and 13%, respectively, as compared to 2016.
Gains on loans held for sale for 2017 increased $13.0 million, or 14%, as compared to 2016. Gains on loans held for sale from our lending operations increased $19.1 million, primarily because of higher origination volume and margins in our reverse lending business.

Expenses were $224.6 million, or 18%, lower in 2017 as compared to 2016.
Monitor expenses for 2017 were $6.4 million, a $75.3 million decline from the prior year primarily due to reduced costs related to the CA Auditor, whose appointment was terminated in February 2017, and the NY Operations Monitor, whose appointment was terminated in April 2017.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) of $53.0 million for 2017, decreased $71.1 million as compared to the prior year due to a $75.7 million decrease in fair value losses and a $14.2 million decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff, offset by an $18.8 million increase in amortization. Fair value adjustments are largely offset by corresponding fair value adjustments related to the NRZ financing liability, which are recorded in interest expense, as discussed below. The decrease in fair value loss is due to the $86.7 million impact of a benchmarking assumption update related to our non-Agency MSRs carried at fair value which was based on a recommendation from our third-party valuation expert and reflects an upward trend in market pricing on non-Agency MSRs similar in profile to Ocwen’s portfolio. The decline in impairment for 2017 reflects the recoverability of certain advances on various privately-held government-insured loans. The increase in amortization expense primarily resulted from a $27.5 million benefit recognized during 2016 related to the sale of non-performing loans conveyed to HUD as part of the Aged Delinquent Portfolio Loan Sale (ADPLS) program while there was no corresponding benefit in 2017. The ADPLS Program is discussed further below under Segment Results of Operations-Servicing-HUD Note Sales.
Excluding MSR amortization and valuation adjustments and monitor expenses, expenses for 2017 were $78.2 million, or 8%, lower than the prior year. Servicing and origination expense, excluding MSR valuation adjustments, decreased $47.3 million, or 21%, primarily due to a decrease in government-insured claim loss provisions and the recovery of $28.5 million of losses related to a settlement of outstanding claims that arose from indemnification obligations in connection with our acquisition of MSRs and related servicing advances in 2013. Government-insured claim losses in 2016 included the accelerated recognition of $34.8 million of expenses related to our participation in HUD’s ADPLS and HUD Note Sale programs, which were largely offset by a benefit in amortization expense as discussed above. Government-insured claim loss provision in 2017 included $17.0 million in connection with re-performing government insured loans for which certain advances are no longer recoverable.
Compensation and benefits expense declined $22.3 million, or 6%, as average headcount declined by 14%, including a 12% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 20%, including an 18% reduction in the U.S.
Occupancy and equipment expense declined by $14.2 million, or 18%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, particularly postage and other delivery services, and the effect of consolidating facilities. Technology and communications expense declined by $9.8 million, or 9%, because of efforts to bring technology services in-house and the effects of a declining servicing portfolio on technology fees. Professional services expense, excluding monitor expenses, was $0.8 million lower in 2017 due to an $11.3 million decline in consulting fees and other professional services offset by a $9.2 million increase in legal expenses. Professional services expense for 2017 includes fees incurred in connection with converting NRZ’s Rights to MSRs to fully-owned MSRs and amounts paid or accrued in connection with the resolution of regulatory matters.
Other expenses increased by $16.2 million, or 49%, due in part to a $6.8 million charge recognized in 2017 to write-off the carrying value of internally-developed software used in our wholesale forward lending business in connection with our decision to exit that channel and sell the furniture, fixtures and equipment located at our Westborough, Massachusetts facility. Also, advertising costs were $3.5 million higher in 2017, primarily related to our Lending segment.
Interest expense for 2017 declined $49.3 million, or 12%, as compared to the prior year primarily due to a $20.1 million reduction in interest related to our Senior Secured Term Loan (SSTL) facility and a $19.3 million reduction in interest on match funded liabilities. In 2016, in connection with entering into an amended and restated SSTL facility, we recognized previously unamortized debt issuance costs related to the prior SSTL facility as well as discount related to the new SSTL facility. Lower interest expense on our match funded advance financing facilities is consistent with the decline in servicing advances and the effect of the higher amortization of facility costs in 2016.
The decline in interest expense is also due to a $6.3 million decline in interest related to financing liabilities primarily because 2016 included $10.5 million of additional payments to NRZ, which are recognized as interest expense, to compensate it for certain increased costs associated with a 2015 downgrade of our S&P servicer rating. Despite a decline in the average UPB of the NRZ servicing portfolio in 2017, interest expense on the NRZ financing liabilities increased to $236.3 million. The increase is primarily due to changes in the fair value of NRZ financing liabilities due to valuation and assumption updates which increased the value of the NRZ financing liabilities by $83.3 million and which was recognized as interest expense. This more than offset the reduction in interest expense on the NRZ financing liabilities driven by declines in the value of the NRZ financing liability because of the decline in the average UPB of the NRZ servicing portfolio due to runoff, and the $42.0 million reduction in fair value of the NRZ financing liability recognized in connection with the transferred MSRs (including

$37.6 million recognized at the time of the initial transfer) that was primarily driven by the characteristics of Rights to MSRs with a UPB of $15.9 billion that were converted to fully-owned MSRs during the year, relative to the $54.6 million lump sum payment received from NRZ. For the Rights to MSRs that were converted on September 1, 2017, the characteristics of the underlying MSRs did not correspond to the weighted average loan characteristics used to determine the lump sum payment, resulting in a decline in the fair value of the financing liability primarily due to the transferred MSRs having a contractual servicing fee rate of 33.4 bps as compared to the weighted average of 47.1 bps used to develop the lump sum payment schedule.
Other, net for 2017 declined $17.9 million primarily because 2016 includes $14.8 million received in connection with the execution of clean-up call rights related to five small-balance commercial mortgage securitization trusts, as discussed below.
Although the pre-tax loss for 2017 declined by $62.4 million, or 30%, to $144.0 million, the income tax benefit increased $8.5 million, or 122%, to $15.5 million. This is primarily due to the income tax benefit recognized on the reversal of the liability for a portion of our uncertain tax positions upon the expiration of the statute of limitations in September 2017. The change is also due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. The overall effective tax rate for 2017 was 10.8%, compared to 3.4% for 2016. This rate change primarily resulted from the tax benefit recognized on the reversal of uncertain tax positions during 2017, as compared to additional income tax expense recognized during 2016 related to uncertain tax positions, offset in part by a decrease in tax benefits resulting from our inability to carry back current losses that are being generated in the U.S. and USVI tax jurisdictions.
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
Gains on loans held for sale for 2016 declined $44.6 million, or 33%, as compared to 2015. Gains on loans held for sale from our lending operations decreased $21.7 million, primarily because of origination volume declines in our higher margin forward lending retail channel, due in part to our sales of MSRs, which reduced recapture (our ability to convert borrowers in our current servicing portfolio into newly originated loans), and generally lower margins in our forward correspondent and wholesale lending channels. This was partially offset by higher volume in the forward lending wholesale channel. In our servicing business, gains on sales of loans decreased by $23.2 million.
Expenses were $254.9 million, or 17%, lower in 2016 as compared to 2015.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) of $124.0 million for 2016, decreased $90.7 million as compared to 2015 principally due to a decrease in impairment charges related to our government insured MSRs and the effects of portfolio runoff and MSR sales and the benefit (lower amortization) recognized during 2016 related to the sale of the ADPLS and HUD Note Sales programs.
Monitor expenses for 2016 were $81.7 million, an increase of $31.8 million primarily attributed to costs related to the CA Auditor. Monitor expenses declined over the course of 2016 from a peak of $30.0 million in the first quarter to $8.5 million in the fourth quarter.
Excluding MSR amortization and valuation adjustments and monitor expenses, expenses for 2016 were $196.1 million, or 19%, lower than the prior year. This decline reflected our progress implementing cost improvement initiatives.
Technology and communications expense declined $44.4 million, or 29%, primarily because of our decision to reduce our dependence on third-party service providers and bring a greater proportion of our technology services in-house. The decline in Technology and communications expense was offset in large part by an increase in technology-related Compensation and benefits expense. Servicing and origination expense, excluding MSR valuation adjustments, declined by $40.3 million, or 18%, in 2016 as higher government-insured losses in connection with our participation in the ADPLS and HUD Note Sales programs were more than offset by lower provisions and charge-offs of non-recoverable advances and receivables. Compensation and benefits expense declined $33.7 million, or 8%, in 2016 as average headcount declined by 9%, including an 11% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 17%, including a 29% reduction in the U.S. Occupancy and equipment expense declined by $32.7 million, or 29%, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, including postage and other delivery services, and the effect of the declines in headcount. Professional services expense, excluding monitor expenses, was $2.6 million, or 1%, lower in 2016 as compared to 2015. Professional services expense for 2015 included $25.1 million of financial and legal advisory fees incurred in connection with evaluating adjustments to our capital structure and exploring other strategic options. Other expenses declined largely due to a $12.2 million decline in bank charges as a result of negotiating lower fees and higher deposit rates and because 2015 included $18.4 million of costs to maintain and exit the legacy ResCap servicing platform.
Interest expense for 2016 declined $69.8 million, or 14%, as compared to 2015 primarily due to declines in the value of the NRZ financing liability, principally because of runoff of the NRZ servicing portfolio, and to lower SSTL borrowings as a result of principal prepayments, including both voluntary and required prepayments from proceeds of sales of MSRs. These declines were offset in part by the recognition in 2016 of previously unamortized debt issuance costs related to the prior SSTL facility, as well as discount related to the new SSTL facility, and fees paid to lenders and third-party service providers in connection with the exchange of 6.625% Senior Unsecured Notes due 2019 for 8.375% Senior Second Lien Notes due 2022.
Other, net for 2016 includes $14.8 million received in connection with the execution of clean-up call rights related to five small-balance commercial mortgage securitization trusts. This income relates to the value of the underlying collateral held by the trusts, including amounts on deposit in spread accounts (cash collateral). We also recognized a loss of $2.8 million on the sale of the commercial loans purchased as part of the transaction, which we reported in Gain on loans held for sale, net. See Note 7 — Mortgage Servicing to the Consolidated Financial Statements for additional information. In 2015, as a result of MSR sales, we accelerated the recognition of $6.0 million of deferred losses in Other, net on a swap that had been designated for accounting purposes as a hedge of the purchase price of an MSR acquisition.
Although we incurred a pre-tax loss of $206.4 million for 2016, we recorded an income tax benefit of only $7.0 million because the tax benefit recorded on the pre-tax loss is reduced by an additional valuation allowance on our deferred tax assets. In addition, the mix of earnings among different tax jurisdictions with different statutory tax rates impacts the amount of the tax benefit or expense recorded. Finally, we recognized income tax expense related to uncertain tax positions. The overall effective tax rate for 2016 was 3.4%, compared to (90.0)% for 2015. This change primarily resulted from the fact that we recorded a full valuation allowance on our net deferred tax assets in 2015.

Financial Condition Summary

	December 31,
	2017	2016	$ Change	% Change
Cash	$259,655	$256,549	$3,106	1%
Mortgage servicing rights ($671,962 and $679,256 carried at fair value)	1,008,844	1,042,978	(34,134)	(3)
Advances and match funded advances	1,356,393	1,709,846	(353,453)	(21)
Loans held for sale ($214,262 and $284,632 carried at fair value)	238,358	314,006	(75,648)	(24)
Loans held for investment, at fair value	4,715,831	3,565,716	1,150,115	32
Other assets ($8,900 and $20,007 carried at fair value)	824,083	766,568	57,515	8
Total assets	$8,403,164	$7,655,663	$747,501	10%

Total Assets by Segment
Servicing	$3,033,243	$3,312,371	$(279,128)	(8)%
Lending	4,945,456	3,863,862	1,081,594	28
Corporate Items and Other	424,465	479,430	(54,965)	(11)
	$8,403,164	$7,655,663	$747,501	10%

HMBS-related borrowings, at fair value	$4,601,556	$3,433,781	$1,167,775	34
Match funded liabilities	998,618	1,280,997	(282,379)	(22)
Other financing liabilities ($508,291 and $477,707 carried at fair value)	593,518	579,031	14,487	3
SSTL and other secured borrowings	545,850	678,543	(132,693)	(20)
Senior notes	347,338	346,789	549	—
Other liabilities ($635 and $1,550 carried at fair value)	769,410	681,239	88,171	13
Total liabilities	7,856,290	7,000,380	855,910	12

Total Ocwen stockholders’ equity	545,040	652,958	(107,918)	(17)
Non-controlling interest in subsidiaries	1,834	2,325	(491)	(21)
Total equity	546,874	655,283	(108,409)	(17)
Total liabilities and equity	$8,403,164	$7,655,663	$747,501	10%

Total Liabilities by Segment
Servicing	$2,233,431	$2,369,697	$(136,266)	(6)%
Lending	4,861,928	3,785,974	1,075,954	28
Corporate Items and Other	760,931	844,709	(83,778)	(10)
	$7,856,290	$7,000,380	$855,910	12%
Changes in the composition and balance of our assets and liabilities during 2017 are principally attributable to Loans held for investment and Financing liabilities, which increased because of our reverse mortgage securitizations which are accounted for as secured financings. Match funded liabilities declined during 2017 consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity declined during 2017 because of the net loss we incurred for the year, offset in part by our issuance of 6,075,510 shares of common stock to NRZ for proceeds of $13.9 million.
SEGMENT RESULTS OF OPERATIONS
Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as ancillary fees, including late fees, HAMP fees, REO referral commissions, float earnings and Speedpay® fees, relating to owned MSRs. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. We typically earn these fees either as a percentage of UPB or on a per loan basis. Per loan fees typically vary based on delinquency status.
Prior to January 18, 2018, for loans underlying Rights to MSRs, the servicing fees were apportioned between NRZ and us such that NRZ retained a fee based on the UPB of the loans serviced, and OLS received certain fees, including a performance fee based on servicing fees paid less an amount calculated based on the amount of servicing advances and the cost of financing those advances as well as ancillary fees (other than float earnings). From January 18, 2018 going forward, in addition to a base servicing fee, Ocwen will continue to receive certain ancillary fees, primarily late fees, loan modification fees and Speedpay® fees, while NRZ will receive all float earnings, deferred servicing fees related to delinquent borrower payments and all REO-related income including REO referral commissions.
Loan Resolutions
Reducing delinquencies is important to our business because it enables us to recover advances and recognize additional ancillary income, such as late fees, which we do not recognize on delinquent loans until they are brought current. Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) repayment plan alternatives, (iii) a discounted payoff of the loan (e.g., a “short sale”) or (iv) foreclosure or deed-in-lieu-of-foreclosure and sale of the resulting REO. Loan modifications must be made in accordance with the applicable servicing agreement as such agreements may require approvals or impose restrictions upon, or even forbid, loan modifications. To select an appropriate loan modification option for a borrower, we perform a structured analysis, using a proprietary model, of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. Our proprietary model includes, among other things, an assessment of re-default risk.
Because a significant portion of our loan modifications in recent years have been in connection with the HAMP loan modification program, its expiration on December 31, 2016 has adversely affected our servicing revenue and the financial performance of our servicing segment. While our other modification programs do not include the incentive fee portion of revenue that is received with respect to successful HAMP modifications, we expect to continue to realize the other benefits associated with such resolutions, including the collection of outstanding advances and lower costs of servicing the re-performing loan.
From January 18, 2018 going forward, we expect that our financial performance will be less impacted by loan resolutions because, under our 2017 Agreements and the New RMSR Agreements with NRZ, NRZ will receive all delinquent servicing fees. Deferred servicing fees related to delinquent borrower payments were $308.4 million at December 31, 2017, of which $256.7 million were subject to the 2017 Agreements and the New RMSR Agreements.
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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most, but not all, subservicing agreements provide for more rapid reimbursement of any advances from the owner of the servicing rights. For loans we service for NRZ, advances are made by or through us and reimbursed or funded by NRZ pursuant to our agreements with NRZ.
HUD Note Sales
We participate in HUD’s asset sale programs, from time to time when the program is offered, for non-performing loans insured by FHA (HUD Note Sales), the majority of which are associated with the ADPLS program. HUD Note Sales programs are alternatives to the normal conveyance claim process in which a servicer must complete the foreclosure process and then convey the vacant, and potentially rehabilitated, home to FHA. Under each sale, the assignment of the loan to HUD by the servicer accelerates the receipt of claim proceeds by the servicer, significantly shortening the foreclosure and claim timelines and reducing related servicer expenses. HUD accepts and pools the resulting uninsured loans for resale through an auction process. The cancellation of the FHA insurance by HUD and sale of the uninsured loan delays the foreclosure process and gives the borrower more time and another chance to avoid foreclosure, options that may not have been feasible while the loans were insured. ADPLS differs from other HUD loan sale programs, in which Ocwen has participated on a smaller scale, in that the loans targeted for approval are over three years delinquent. HUD did not offer such note sales during 2017.
Significant Variables
Aggregate UPB and Loan Count. Servicing fees are generally expressed as a percentage of UPB and subservicing fees are generally expressed as a percentage of UPB or earned on a per-loan basis. During the past three years, aggregate UPB and loan count have declined because of MSR sales, portfolio run-off in excess of new originations and restrictions on our ability to acquire MSRs under our regulatory settlements.
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
Delinquencies. Delinquencies impact our results of operations and operating cash flows. Delinquencies affect the timing of revenue recognition because we recognize servicing fees as earned, which is generally upon collection of payments from the borrower. As discussed above under “Loan Resolutions” we expect this impact to be smaller following our entry into the New RMSR Agreements with NRZ. During 2017, for loans included in NRZ’s Rights to MSRs, the timing of revenue recognition caused by such collection activity is offset by the remittance of such funds to NRZ which is reflected as a component of interest expense.
Non-performing loans are also more expensive to service because the loss mitigation activities that we must undertake to keep borrowers in their homes or to foreclose, if necessary, are costlier than the activities required to service a performing loan. These loss mitigation activities include increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled associates who command higher compensation as well as the higher compliance costs associated with these, and similar, activities. While the higher cost is somewhat offset by ancillary fees, for severely delinquent loans or loans that enter the foreclosure process the incremental revenue opportunities are generally not sufficient to cover our increased costs.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue
Servicing and subservicing fees:
Residential	$982,929	$1,177,795	$1,519,945	(17)%	(23)%
Commercial	7,700	9,606	11,539	(20)	(17)
	990,629	1,187,401	1,531,484	(17)	(22)
Gain on loans held for sale, net	11,458	17,034	40,208	(33)	(58)
Other revenues	39,203	42,724	41,845	(8)	2
Total revenue	1,041,290	1,247,159	1,613,537	(17)	(23)

Expenses
Compensation and benefits	160,514	185,972	242,715	(14)	(23)
Professional services	66,523	104,038	129,297	(36)	(20)
Servicing and origination	120,743	254,361	332,864	(53)	(24)
Technology and communications	46,238	52,197	93,240	(11)	(44)
Occupancy and equipment	47,419	60,371	87,307	(21)	(31)
Amortization of mortgage servicing rights	51,515	32,669	98,849	58	(67)
Corporate overhead allocations	221,049	215,300	209,508	3	3
Other	2,383	5,669	17,360	(58)	(67)
Total expenses	716,384	910,577	1,211,140	(21)	(25)

Other income (expense)
Interest income	783	(109)	1,044	(818)	(110)
Interest expense	(293,595)	(357,413)	(446,377)	(18)	(20)
Gain on sale of mortgage servicing rights, net	10,537	8,492	83,921	24	(90)
Other, net	4,049	15,812	(14,370)	(74)	(210)
Total other expense, net	(278,226)	(333,218)	(375,782)	(17)	(11)

Income before income taxes	$46,680	$3,364	$26,615	n/m	(87)
n/m: not meaningful

The following table provides selected operating statistics for our Servicing segment:

				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Residential Assets Serviced at December 31
Unpaid principal balance (UPB):
Performing loans (1)	$162,719,030	$185,609,163	$216,505,262	(12)%	(14)%
Non-performing loans	13,474,741	19,336,037	28,599,543	(30)	(32)
Non-performing real estate	3,158,783	4,146,930	5,861,307	(24)	(29)
Total	$179,352,554	$209,092,130	$250,966,112	(14)	(17)

Conventional loans (2)	$49,325,697	$60,965,841	$78,310,414	(19)%	(22)%
Government-insured loans	21,260,275	22,971,342	28,274,374	(7)	(19)
Non-Agency loans	108,766,582	125,154,947	144,381,324	(13)	(13)
Total	$179,352,554	$209,092,130	$250,966,112	(14)	(17)

Percent of total UPB:
Servicing portfolio	42%	41%	40%	2%	3%
Subservicing portfolio	1	2	5	(50)	(60)
NRZ (3)	57	57	55	—	4
Non-performing residential assets serviced	9	11	14	(18)	(21)

Number:
Performing loans (1)	1,137,012	1,274,560	1,452,560	(11)%	(12)%
Non-performing loans	69,135	97,744	141,815	(29)	(31)
Non-performing real estate	15,548	21,462	30,387	(28)	(29)
Total	1,221,695	1,393,766	1,624,762	(12)	(14)

Conventional loans (2)	298,564	355,615	437,878	(16)%	(19)%
Government-insured loans	156,090	168,598	201,449	(7)	(16)
Non-Agency loans	767,041	869,553	985,435	(12)	(12)
Total	1,221,695	1,393,766	1,624,762	(12)	(14)

Percent of total number:
Servicing	39%	39%	39%	—%	—%
Subservicing	2	2	5	—	(60)
NRZ (3)	59	59	56	—	5
Non-performing residential assets serviced	7	9	11	(22)	(18)

				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Residential Assets Serviced for the Years Ended December 31
Average UPB
Servicing	$80,929,759	$93,338,072	$153,126,367	(13)%	(39)%
Subservicing	3,830,034	6,598,449	32,692,040	(42)	(80)
NRZ (3)	110,117,808	127,985,378	147,165,548	(14)	(13)
	$194,877,601	$227,921,899	$332,983,955	(14)	(32)

Prepayment speed (average CPR)	15%	14%	14%	7%	—%
% Voluntary	81	79	80	3	(1)
% Involuntary	19	21	20	(10)	5
% CPR due to principal modification	1	2	2	(50)	—

Average number
Servicing	516,736	587,527	938,993	(12)%	(37)%
Subservicing	28,794	43,865	198,307	(34)	(78)
NRZ (3)	765,048	868,003	968,677	(12)	(10)
	1,310,578	1,499,395	2,105,977	(13)	(29)

Residential Servicing and Subservicing Fees for the Years Ended December 31
Loan servicing and subservicing fees
Servicing	$254,907	$288,937	$447,255	(12)%	(35)%
Subservicing	7,690	21,340	58,384	(64)	(63)
NRZ	549,411	633,545	694,833	(13)	(9)
	812,008	943,822	1,200,472	(14)	(21)
Late charges	61,455	66,355	82,216	(7)	(19)
HAMP fees	43,274	110,331	135,037	(61)	(18)
Custodial accounts (float earnings)	24,973	8,782	15,622	184	(44)
Loan collection fees	22,733	27,171	31,719	(16)	(14)
Other	18,486	21,334	54,879	(13)	(61)
	$982,929	$1,177,795	$1,519,945	(17)	(23)

				% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest Expense on NRZ/HLSS Financing Liability (4)
Servicing fees collected on behalf of NRZ	$549,411	$633,545	$694,833	(13)%	(9)%
Less: Subservicing fee retained by Ocwen	295,192	337,727	355,527	(13)	(5)
Net servicing fees remitted to NRZ	254,219	295,818	339,306	(14)	(13)
Less: Reduction (increase) in financing liability
Changes in fair value
Existing Rights to MSRs Agreements	(83,300)	(2,580)	—	n/m	n/m
2017 Agreements	42,018	—	—	n/m	n/m
Runoff, settlement and other	59,190	63,997	70,513	(8)	(9)
	$236,311	$234,401	$268,793	1	(13)

Number of Completed Modifications
HAMP	12,726	42,024	40,757	(70)%	3%
Non-HAMP	32,956	32,896	43,731	—	(25)
Total	45,682	74,920	84,488	(39)	(11)

Financing Costs
Average balance of advances and match funded advances	$1,502,530	$1,930,776	$2,548,055	(22)%	(24)%
Average borrowings
Match funded liabilities	1,048,944	1,445,232	1,735,232	(27)	(17)
Financing liabilities	556,066	636,361	760,774	(13)	(16)
Other secured borrowings	21,053	357,227	971,250	(94)	(63)
Interest expense on borrowings
Match funded liabilities	45,379	66,879	65,248	(32)	2
Financing liabilities	242,514	248,834	292,306	(3)	(15)
Other secured borrowings	1,946	35,364	81,833	(94)	(57)
Effective average interest rate
Match funded liabilities	4.33%	4.63%	3.76%	(6)	23
Financing liabilities (4)	43.61	39.10	38.42	12	2
Other secured borrowings	9.25	9.90	8.43	(7)	17
Facility costs included in interest expense	$7,450	$32,206	$62,116	(77)	(48)
Discount amortization included in interest expense	—	727	2,680	(100)	(73)
Average 1-month LIBOR	1.08%	0.50%	0.20%	116	150

Average Employment
India and other	5,090	6,399	7,442	(20)%	(14)%
U. S.	1,187	1,455	2,050	(18)	(29)
Total	6,277	7,854	9,492	(20)	(17)

Collections on loans serviced for others	$36,707,425	$41,047,887	$62,973,718	(11)%	(35)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
Conventional loans at December 31, 2017 include 138,288 prime loans with a UPB of $24.3 billion that we service or subservice. This compares to 166,558 prime loans with a UPB of $30.8 billion at December 31, 2016 and 199,546 prime loans with a UPB of $38.9 billion at December 31, 2015.

(3)	Loans serviced by Ocwen for which the Rights to MSRs have been sold to NRZ, including loans that have been converted to fully-owned MSRs.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 51.03%, 48.41% and 48.71% for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense on financing liabilities for 2016 and 2015 includes $10.5 million and $14.3 million, respectively, of fees incurred relating to our agreement to compensate NRZ through June 2016 for certain increased costs associated with its servicing advance financing facilities that were the direct result of a downgrade of our S&P servicer rating in 2015.

The following table provides information regarding the changes in our portfolio of residential assets serviced for the years ended December 31:

	Amount of UPB			Count
	2017	2016	2015	2017	2016	2015
Portfolio at beginning of year	$209,092,130	$250,966,112	$398,727,727	1,393,766	1,624,762	2,486,038
Additions	4,032,225	7,050,635	8,137,772	18,974	33,812	41,284
Sales	(219,398)	(3,720,176)	(87,624,742)	(979)	(19,515)	(524,660)
Servicing transfers	(2,497,672)	(9,440,877)	(17,195,936)	(12,617)	(47,356)	(103,490)
Runoff	(31,054,731)	(35,763,564)	(51,078,709)	(177,449)	(197,937)	(274,410)
Portfolio at end of year	$179,352,554	$209,092,130	$250,966,112	1,221,695	1,393,766	1,624,762
The key driver of our servicing segment operating results for 2017, as compared to 2016, was a 17% decline in total revenue because of portfolio runoff and declines in completed modifications offset by a 21% decline in total expenses. The decline in expenses was primarily driven by reductions in headcount, legal expenses and MSR valuation adjustments. Interest expense declined 18% primarily due to the December 2016 transfer of the SSTL from Servicing to Corporate Items and Other when we entered into an amended and restated SSTL facility agreement and lower match funded liabilities and related commitment fees.
Year Ended December 31, 2017 versus 2016
Servicing and subservicing fee revenue declined $196.8 million, or 17%, as the average UPB and the average number of assets in our residential servicing and subservicing portfolio declined by 14% and 13%, respectively, due to portfolio runoff.
Total completed modifications decreased 39% as compared to 2016. The portion of modifications completed under HAMP (including streamlined HAMP) as a percentage of total modifications decreased to 28% in 2017 as compared to 56% for the prior year because of the expiration of the HAMP program on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification. Revenue recognized in connection with loan modifications declined to $97.2 million for 2017 as compared to $197.5 million for 2016 a decline of 51%.
Expenses were $194.2 million, or 21%, lower in 2017 as compared to 2016.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) decreased $71.0 million due to a $75.7 million decrease in fair value losses and a $14.2 million decrease in impairment charges related to our government insured MSRs as well as the effects of portfolio runoff, offset by an $18.8 million increase in amortization. Fair value adjustments are largely offset by corresponding fair value adjustments related to the NRZ financing liability, which are recorded in interest expense, as discussed below. The decrease in fair value losses is primarily due to the $86.7 million impact of a benchmarking assumption update related to our non-Agency MSRs carried at fair value which was based on a recommendation from our third-party valuation expert and reflects an upward trend in market pricing on non-Agency MSRs similar in profile to Ocwen’s portfolio. For 2017, we reversed impairment charges of $3.4 million, primarily reflecting the recoverability of certain advances on various privately-held government-insured loans. This compares to the recognition of $10.8 million of impairment charges for 2016. The increase in amortization expense resulted from a $27.5 million benefit recognized in 2016 related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program, which was partially offset by lower runoff from a smaller portfolio and slower prepayment speeds on Agency loans.
Servicing and origination expense, excluding the $89.9 million net reduction in MSR valuation adjustments, decreased by $43.7 million, or 19%, in 2017. This decrease is primarily due to a decline in government-insured claim loss provisions and the recovery of $28.5 million of losses related to a settlement of outstanding claims that arose from indemnification obligations in connection with our acquisition of MSRs and related servicing advances in 2013. Government-insured claim losses in 2016 included the accelerated recognition of $34.8 million of expenses related to our participation in HUD’s ADPLS and HUD Note Sale programs, which were largely offset by a benefit in amortization expense as discussed above. Government-insured claim loss provision in 2017 included $17.0 million in connection with re-performing government insured loans for which certain advances are no longer recoverable.
Professional services expense declined $37.5 million, or 36%, largely due to a $35.8 million decline in legal expenses that was principally the result of expenses incurred in 2016 defending ourselves in proceedings alleging violations of federal, state and local laws and regulations governing our servicing activities, including claims filed under the False Claims Act, which were settled in February 2017. Legal fees and settlements incurred in connection with regulatory actions on or shortly after April 20, 2017 by mortgage and banking regulatory agencies from 30 states and the District of Columbia and two state attorneys general are recorded in the Corporate Items and Other segment. Professional services expense for 2017 includes fees incurred in connection with our progress converting NRZ’s Rights to MSRs to fully-owned MSRs.
The 18% reduction in average U.S. based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled a reduction in Compensation and benefits expense of $25.5 million, or 14%.
Occupancy and equipment expense declined $13.0 million, or 21%, largely because of the effect of the decline in the average number of assets in our servicing portfolio and various cost improvement initiatives with respect to certain expenses, principally the cost of postage and other delivery services.
Technology and communication expense declined by $6.0 million, or 11%, because of our efforts to bring technology services in-house and the effects of a declining servicing portfolio on technology fees. However, this decline was partly offset by an increase of $2.2 million in technology allocations to $75.5 million in 2017.
Interest expense declined by $63.8 million, or 18%, primarily due to the December 2016 transfer of the SSTL from Servicing to Corporate Items and Other when we entered into an amended and restated SSTL facility agreement and lower match funded liabilities and related commitment fees. Interest expense recognized on the SSTL in the Servicing segment in 2016 was $33.1 million, including amortization of debt issuance costs and discount. Interest on match funded liabilities decreased by $21.5 million, consistent with the decline in servicing advances on a servicing portfolio that is smaller and better performing.
In addition, interest expense related to financing liabilities declined by $6.3 million primarily because 2016 included $10.5 million of additional payments to NRZ as a result of a 2015 downgrade to our S&P servicer rating. Despite a decline in the average UPB of the NRZ servicing portfolio in 2017, interest expense on the NRZ financing liabilities increased to $236.3 million. The increase is primarily due to changes in the fair value of NRZ financing liabilities due to valuation and assumption updates related to our non-Agency MSRs carried at fair value, as described above, which increased the value of the NRZ financing liability by $83.3 million and which was recognized as interest expense. This more than offset the reduction in interest expense on the NRZ financing liabilities driven by declines in the value of the NRZ financing liability because of the decline in the average UPB of the NRZ servicing portfolio due to runoff, and the $42.0 million reduction in fair value of the NRZ financing liability recognized in connection with the transferred MSRs (including $37.6 million recognized at the time of the initial transfer) that was primarily driven by the characteristics of Rights to MSRs with a UPB of $15.9 billion that were converted to fully-owned MSRs during the year, relative to the $54.6 million lump sum payment received from NRZ. For the Rights to MSRs that were converted on September 1, 2017, the characteristics of the underlying MSRs did not correspond to the weighted average loan characteristics used to determine the lump sum payment, resulting in a decline in the fair value of the financing liability primarily due to the transferred MSRs having a contractual servicing fee rate of 33.4 bps as compared to the weighted average of 47.1 bps used to develop the lump sum payment schedule.
Other, net for 2017 declined primarily because 2016 includes $14.8 million received in connection with the execution of clean-up call rights related to five small-balance commercial mortgage securitization trusts, as discussed below. During 2017 and 2016, we recognized net gains of $10.5 million and $8.5 million on sales of MSRs relating to loans with a UPB of $219.4 million and $3.7 billion, respectively.
Year Ended December 31, 2016 versus 2015
During 2016, the average UPB and number of assets in our residential servicing and subservicing portfolio declined by 32% and 29%, respectively, due to MSR sales and runoff of the portfolio, which resulted in a $344.1 million, or 22%, reduction in Servicing and subservicing fee revenue. Revenue associated with delinquent loan resolution strategies declined in line with an 11% decrease in completed modifications. The portion of modifications completed under HAMP (including streamlined HAMP) as a percentage of total modifications increased to 56% in 2016 as compared to 48% for 2015. We recognized revenue of $197.5 million and $235.6 million during 2016 and 2015, respectively, relating to loan modifications.
Expenses were $300.6 million, or 25%, lower in 2016 as compared to 2015.

A 29% reduction in average U.S.-based headcount and the migration of certain operations offshore enabled reductions in Compensation and benefits expense of $56.7 million, or 23%, and servicing-related outsourcing expenses of $6.1 million.
Servicing and origination expense, excluding MSR valuation adjustments, declined by $54.0 million in 2016. This decrease occurred despite the accelerated recognition of $34.8 million of expenses related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program, as these expenses were more than offset by lower provisions and charge-offs of non-recoverable advances and receivables.
MSR amortization and valuation adjustments (including both fair value adjustments and impairment charges) decreased by $90.6 million due to a decrease in impairment charges related to our government insured MSRs, the effects of portfolio runoff and MSR sales, and the removal of the MSRs for non-performing loans conveyed to HUD as part of the ADPLS process, which resulted in the $27.5 million benefit in amortization noted above. Increasing interest rates typically result in decreased prepayment activity for MSRs, which generally increases the value of our MSRs as the underlying loans prepay slower. We recognized impairment charges on our government-insured MSRs of $10.8 million and $17.3 million during 2016 and 2015, respectively. This decline in impairment charges was due to an increase in the value of the MSRs primarily because of higher interest rates in the latter part of 2016.
Technology and communication expense declined by $41.0 million. This decline was offset, in part by an increase of $33.3 million in technology allocations, which are part of the costs charged through corporate overhead allocations. Excluding technology allocations, costs charged through corporate overhead allocations declined $27.5 million, in large part because corporate overhead allocations in 2015 reflected investments made to expand our risk and compliance functions.
Occupancy and equipment expense declined $26.9 million largely because of the effect of the decline in the average number of assets in our residential servicing portfolio on various expenses, principally the cost of postage and other delivery services. Professional services expense declined $25.3 million due to a $19.1 million decline in consulting fees and other professional services as well as a $6.1 million decline in legal expenses. The decline in consulting fees and other professional services was principally the result of higher expenditures incurred in 2015 relating to the process improvements that were implemented in 2015 coupled with a decline in the costs associated with a borrower incentive program that was targeted at borrowers with VA-insured loans that we service. The decline in legal fees principally reflects the receipt of indemnification proceeds in 2016 related to previously accrued litigation.
In 2016, we negotiated lower bank fees and higher deposit rates, which resulted in an $11.8 million decline in bank charges in 2016, the primary reason for the $11.7 million decline in Other expense.
Interest expense declined by $89.0 million, or 20%, in 2016 as compared to 2015 in concert with the decline in average outstanding borrowings, resulting primarily from required and voluntary prepayments of the SSTL. Interest expense on the NRZ financing liabilities decreased by $38.2 million, principally because of the decline in the average UPB of the NRZ servicing portfolio.
Other, net for 2016 includes $14.8 million received in connection with the execution of clean-up call rights related to five small-balance commercial mortgage securitization trusts. We also recognized a $2.8 million loss on the sale of the commercial loans purchased as part of the transaction, which we reported in Gain on loans held for sale, net. See Note 7 — Mortgage Servicing to the Consolidated Financial Statements for additional information. Other, net for 2015 includes the accelerated recognition of $6.0 million of deferred losses on a swap when we sold a portion of the related MSRs.
During 2016 and 2015, we recognized net gains of $8.5 million and $83.9 million on sales of MSRs relating to loans with a UPB of $3.7 billion and $87.6 billion, respectively.
Lending
We have recently taken various strategic actions with respect to our forward lending business, as we continue to evaluate the overall mortgage lending business and marketplace. As part of this strategic assessment, we exited the forward lending correspondent and wholesale channels during 2017. As a result, we are focusing our lending business on our retail forward lending channel, primarily through retail lending recapture, and on our reverse mortgage business.
Our lending business represents an organic source of new MSRs for our servicing business through the MSRs retained from originated and purchased loans that we sell into the secondary market. Given the recent strategic shift in our forward lending activities, our efforts there are more focused on customer retention; namely, to protect the servicing portfolio by retaining as many existing customers as possible by offering them competitive mortgage refinance opportunities, when permitted by the governing servicing pooling agreement. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Our lending activity partially mitigates this risk. Origination volume and related gains have historically offset, to a degree, the economic impact of declining MSR values as interest rates decline.
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. Reverse mortgages are originated and purchased through our reverse lending operations under the guidelines of the

HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.4 billion at December 31, 2017. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws. We recognize this Future Value over time as future draws are securitized or sold. At December 31, 2017, unrecognized Future Value is estimated to be $70.7 million. We use a third-party valuation expert to determine Future Value based on the net present value of the estimated future cash flows of the loans, utilizing a discount rate of 12% and projected performance assumptions based on historical experience and industry benchmarks.
Historically, loans have been acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (retail). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest. We exited the forward lending correspondent and wholesale/broker channels in the second and fourth quarters of 2017, respectively.
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
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved originators relating to loans we purchase through our correspondent lending channel. We recognize the fair value of the liability for our representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the mortgage loan investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur.
Significant Variables
Economic Conditions. General economic conditions impact the capacity for consumer credit and the supply of capital. More specifically, employment and home prices are variables that can each have a material impact on mortgage volume. Employment levels, the level of wages and the stability of employment are underlying factors that impact credit qualification. While the economy has been improving, we have not observed a significant lift in consumer credit capacity and may not in the near term. The effect of home prices on lending volumes is significant and complex. As home prices go up, home equity increases and this improves the position of existing homeowners either to refinance or to sell their home, which often leads to a new home purchase and a new forward mortgage loan. However, if home prices increase rapidly, the effect on affordability for first-time and move-up buyers can dampen the demand for mortgage loans. The more restrictive standards for loan to value (LTV) ratios, debt to income (DTI) ratios and employment that characterize the current market amplify the significance and sensitivity of the housing market and related mortgage lending volumes to employment levels and home prices.
Market Size and Composition. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume. A December 2017 Fannie Mae forecast projects a decline in mortgage originations of 4% from 2017 to 2018, including a decline in refinance volume of approximately 20%. Declines in aggregate mortgage market and refinance volume will generally make growing our Lending business more difficult.
In August 2017, the FHFA announced an extension of the Home Affordable Refinance Program (HARP) to December 31, 2018. This program allows borrowers with loans sold to Fannie Mae or Freddie Mac prior to June 1, 2009 to refinance through a simplified process with broader underwriting guidelines, most notably, higher LTV ratios. Since the HARP program was introduced, it has provided a boost to lending volumes and higher relative margins by providing broader refinance opportunities and more effective portfolio recapture.
Changes in HUD guidelines and costs and the availability of alternative financing sources, such as traditional home equity loans, impact borrower demand for reverse mortgages.
Investor Demand. The liquidity of the secondary market impacts the size of the market by defining loan attributes and credit guidelines for loans that investors are willing to buy and at what price. In recent years, the GSEs have been the dominant providers of secondary market liquidity for forward mortgages, keeping the product and credit spectrum relatively homogeneous and risk averse (higher credit standards). The HECM industry experienced a unit count increase of 17% from fiscal year 2016 to 2017.
Margins. Changes in pricing margin are closely correlated with changes in market size. As loan demand and market capacity move out of alignment, pricing adjusts. In a growing market, margins expand and in a contracting market, margins tighten as lenders seek to keep their production at or close to full capacity. Managing capacity and cost is critical as volumes change. The challenge is greatest in the higher cost channels. Among our channels, our costs per loan are highest in the retail channel and lowest in the reverse lending correspondent channel. We work directly with the borrower to process, underwrite and close loans in our retail and reverse wholesale channels. In our retail channel, we also identify the customer and take loan applications. As a result, our retail channel is the most people- and cost-intensive and experiences the greatest volume volatility.
The following table presents the results of operations of the Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue
Gain on loans held for sale, net
Forward loans	$38,128	$42,210	$64,102	(10)%	(34)%
Reverse loans	53,679	30,448	30,233	76	1
	91,807	72,658	94,335	26	(23)
Other	35,668	39,705	30,389	(10)	31
Total revenue	127,475	112,363	124,724	13	(10)

Expenses
Compensation and benefits	74,299	73,921	62,331	1	19
Professional services	2,359	2,035	3,114	16	(35)
Servicing and origination	17,716	16,423	11,341	8	45
Technology and communications	2,534	3,849	5,709	(34)	(33)
Occupancy and equipment	4,778	5,458	5,376	(12)	2
Amortization of mortgage servicing rights	273	309	345	(12)	(10)
Corporate overhead allocations	3,981	4,215	3,213	(6)	31
Other	22,118	7,989	17,002	177	(53)
Total expenses	128,058	114,199	108,431	12	5

Other income (expense)
Interest income	10,914	15,300	14,669	(29)	4
Interest expense	(13,893)	(14,398)	(9,859)	(4)	46
Other, net	(869)	1,065	2,123	(182)	(50)
Other income (expense), net	(3,848)	1,967	6,933	(296)	(72)

Income (loss) before income taxes	$(4,431)	$131	$23,226	n/m	(99)
n/m: not meaningful

The following table provides selected operating statistics for our Lending segment:

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Loan Production by Channel
Forward loans
Correspondent	$487,462	$1,730,360	$1,862,140	(72)%	(7)%
Wholesale	1,173,022	2,035,375	1,333,225	(42)	53
Retail	857,772	422,586	735,543	103	(43)
	$2,518,256	$4,188,321	$3,930,908	(40)	7

% HARP production	8%	4%	20%	100%	(80)%
% Purchase production	33	35	22	(6)	59
% Refinance production	67	65	78	3	(17)

Reverse loans
Correspondent	$495,091	$398,486	$284,147	24%	40%
Wholesale	382,220	291,163	371,406	31	(22)
Retail	164,439	135,843	154,120	21	(12)
	$1,041,750	$825,492	$809,673	26	2
The key drivers of the results of our Lending segment for 2017, as compared to 2016, were our strategic decisions to exit the forward lending correspondent and wholesale channels and focus on the forward lending retail channel. Increases in reverse loan originations were more than offset by substantial declines in forward loan originations principally because of these strategic decisions. Gains on loans held for sale increased principally because of increased origination volume and higher margins in reverse lending. The decline in Other revenue is principally the result of changes in fair value of reverse loans and the related financing liabilities. Average headcount increased as we expanded our reverse originations and brought certain functions in house. A headcount reduction is underway in forward and reverse lending to align capacity with volume levels.
Year Ended December 31, 2017 versus 2016
Total revenue increased by $15.1 million, or 13%, in 2017 despite the $1.5 billion, or 29%, decline in total loan production. Gains on loans held for sale, net increased $19.1 million, or 26%, due to higher gains in the reverse lending business as a result of increased origination volume and improved margin rates. Gains in the forward lending business decreased due to lower margin rates in all channels and lower volume in the correspondent and wholesale channels, which was partially offset by an increase in retail volume. Other revenue decreased $4.0 million, or 10%, in 2017 primarily because of a $2.3 million decrease in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability and an increase in guarantee fees incurred in the reverse lending channel due to portfolio expansion. Direct acquisition costs, a component of Gain on loans held for sale, net, are offset by origination fee income that is included in Other revenue.
Total expenses increased $13.9 million, or 12%, in 2017. Other expenses increased $14.1 million, or 177%, driven primarily by the $6.8 million write-off of the carrying value of our internally-developed Loan Operating System (LOS) software used in our wholesale forward lending business, as disclosed above, a $5.3 million increase in the provision for indemnification due in part to a reversal of the liability in 2016, and a $3.8 million increase in advertising costs across both forward and reverse channels. Total average headcount of the Lending segment increased 10% over 2016 due to increased offshore hiring in both the forward and reverse lending businesses. Despite this increase, Compensation and benefits expense increased only $0.4 million, or 1%, as commissions and bonuses declined on lower forward lending origination volume. Servicing and origination expense increased $1.3 million. This was due in part to increased subservicing costs related to GNMA portfolio expansion in the reverse lending channel. In addition, reverse lending generated higher volume which resulted in higher transactional costs. The effect of these increases was partially offset by lower servicing and origination expense in the forward lending channel due to lower volume.
Interest income, which consists primarily of interest earned on newly originated and purchased loans prior to sale to investors, declined $4.4 million, or 29%, in 2017 consistent with lower origination volume in our forward lending business. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines of credit. The difference between interest income and interest expense will fluctuate due to a variety of economic factors.
Year Ended December 31, 2016 versus 2015
Total revenue declined by 10% in 2016. While loan production increased by $273.2 million, or 6%, Gains on loans held for sale, net decreased $21.7 million, or 23%, due to declines in forward origination volume in our higher margin retail channel and generally lower margins in our forward correspondent and wholesale lending channels due in part to our sales of MSRs, which reduced recapture (our ability to convert borrowers in our current servicing portfolio into newly originated loans). This was partially offset by higher volume in the forward lending wholesale channel. Other revenue increased $9.3 million, or 31%, in 2016 primarily because of an $18.4 million increase in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability because of changes to certain factors used as inputs in estimating the fair value of the HECM loans. This increase was partly offset by a decline in loan origination fees, as we ceased charging such fees in 2016 on forward loans originated through our retail channel.
Total expenses increased $5.8 million, or 5%, in 2016. Compensation and benefits expense increased $11.6 million, or 19%, primarily due to increased staffing for expansion of our retail channel, development of our LOS software and transition of certain functions previously performed by third parties. Servicing and origination expense increased by $5.1 million, or 45%, in 2016. These expenses are largely variable and fluctuate in line with our production volume. Also, subservicing costs increased primarily related to GNMA portfolio expansion in the reverse lending channel. Other expenses declined $9.0 million, or 53%, in 2016, driven primarily by a $4.7 million decrease in the provision for indemnification and a $1.3 million reduction in advertising costs.
Interest expense increased by $4.5 million, or 46%, in 2016 due in part to a 15% increase in average borrowing as compared to 2015. Amortization of facility costs included in interest expense increased by $2.3 million as a result of renewals, extensions and modifications of our warehouse lines during the year.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of CR Limited (CRL), ACS and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
Ocwen formed CRL, our wholly-owned captive reinsurance subsidiary, and entered into a quota share re-insurance agreement effective in 2016 with a third-party insurer related to coverage on foreclosed real estate properties owned or serviced by us. ACS provided short-term inventory-secured loans to independent used car dealers to finance their inventory. As previously disclosed, we decided to exit the ACS business. We are currently providing some transition-related support to existing customers, and we expect to have exited this business by the end of the second quarter of 2018, although we will retain, and continue to attempt to collect on, defaulted loans.
Expenses incurred by corporate support services are also allocated to the Servicing and Lending segments.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue	$25,811	$27,646	$2,895	(7)%	855%

Expenses
Compensation and benefits	124,181	121,447	110,009	2	10
Professional services	160,569	199,513	143,982	(20)	39
Servicing and origination	4,211	9,017	355	(53)	n/m
Technology and communications	51,718	54,648	59,364	(5)	(8)
Occupancy and equipment	13,822	14,362	20,181	(4)	(29)
Other	24,732	19,011	37,501	30	(49)
Total expenses before corporate overhead allocations	379,233	417,998	371,392	(9)	13
Corporate overhead allocations
Servicing segment	(221,049)	(215,300)	(209,508)	3	3
Lending segment	(3,981)	(4,215)	(3,213)	(6)	31
Total expenses	154,203	198,483	158,671	(22)	25

Other income (expense), net
Interest income	4,268	3,892	2,607	10	49
Interest expense	(55,750)	(40,772)	(26,137)	37	56
Other, net	(6,348)	(2,139)	(396)	197	440
Other expense, net	(57,830)	(39,019)	(23,926)	48	63

Loss before income taxes	$(186,222)	$(209,856)	$(179,702)	(11)	17
n/m: not meaningful
The key driver of the results of our Corporate Items and Other segment for 2017, as compared to 2016, was a decline in total expenses (both before and after allocations), principally because of a decrease in regulatory monitoring costs. Partially offsetting this decrease was an increase in legal fees and settlements expense. Interest expense increased because of the transfer of the SSTL from the Servicing segment at the beginning of 2017 after we entered into an amended and restated SSTL facility agreement in December 2016. We also exchanged $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022, which also occurred in December 2016.
Year Ended December 31, 2017 versus 2016
Revenue is primarily comprised of premiums generated by CRL of $23.1 million and $25.4 million for 2017 and 2016, respectively.
The $38.8 million, or 9%, decrease in expenses before allocations is primarily due to a $38.9 million decline in Professional services expense, which resulted from a $75.3 million decrease in regulatory monitoring costs and a $5.3 million decrease in consulting fees offset in part by $44.4 million increase in legal fees and settlements. The expenses we incurred related to monitorships under our NY DFS, CA DBO and Ocwen National Mortgage settlements decreased from $81.7 million in 2016 to $6.4 million in 2017. The regulatory monitoring costs decrease reflects the termination of the CA Auditor and NY Operations Monitor engagements in 2017. The increase in legal fees and settlements is primarily due to the settlement of litigation relating to securities law matters and Telephone Consumer Protection Act compliance, as well as fees incurred in connection with our legal defense related to regulatory actions on or shortly after April 20, 2017 by the CFPB, mortgage and banking regulatory agencies from 30 states and the District of Columbia and two state attorneys general.
Additionally, Servicing and origination expense declined by $4.8 million, or 53%, primarily due to a decrease in reinsurance commissions incurred by CRL, which were $3.9 million and $8.8 million for 2017 and 2016, respectively.

Interest expense in 2017 increased by $15.0 million, or 37%, primarily because of our transfer of the SSTL from the Servicing segment to the Corporate Items and Other segment when we entered into an amended and restated SSTL facility agreement in December 2016. In December 2016, we also exchanged $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022. Interest expense recognized on the SSTL in the Corporate Items and Other segment in 2017 is $23.7 million, including amortization of debt issuance costs and discount. As disclosed below, interest expense for 2016 included the recognition of $5.1 million of interest expense for fees paid in connection with the exchange of senior notes and $9.1 million of previously unamortized debt issuance costs and discount related to the renewal of the SSTL facility.
Other, net for 2017 includes $6.8 million of fair value losses on mortgage-backed securities as compared to $0.4 million of fair value gains recognized in 2016. Higher interest rates, runoff of the underlying mortgage loans and updates to key assumptions from our third-party valuation expert contributed to the decline in the fair value of our mortgage-backed securities to $1.6 million as of December 31, 2017.
Year Ended December 31, 2016 versus 2015
The $24.8 million increase in revenue is due to $25.4 million of premiums generated by CRL under the quota share reinsurance agreement with a third-party insurer effective in 2016.
The $46.6 million, or 13%, increase in expenses before allocations is primarily due to a $55.5 million increase in Professional fees as a result of a $52.4 million increase in legal fees and a $31.8 million increase in regulatory monitoring costs, offset by a $25.5 reduction in professional fees for strategic advisors and audit and accounting fees. The increase in legal fees was due to $30.0 million in connection with the settlement of certain litigation, $25.6 million recorded in connection with our agreement with the CA DBO that resulted in the termination of the 2015 CA Consent Order, and $12.5 million in connection with our negotiations with the CFPB prior to the CFPB initiating litigation against us. The expenses we incurred related to monitorships increased from $49.9 million in 2015 to $81.7 million in 2016, primarily because of costs related to the CA Auditor, whose appointment has been terminated. Professional services expense for 2015 included $25.1 million of financial and legal advisory fees incurred in connection with evaluating adjustments to our capital structure and exploring other strategic options.
Our in-sourcing of technology infrastructure and facilities functions and investment in new business ventures in 2016 increased headcount, resulting in an $11.4 million increase in Compensation and benefits expense. Servicing and origination expense increased $8.7 million, of which $8.8 million relates to reinsurance commissions incurred in connection with the reinsurance agreement executed by CRL. Declines in Other expenses of $18.5 million and Technology and communications expense of $4.7 million were due largely to $18.4 million of costs incurred during 2015 to maintain and exit the legacy ResCap servicing platform. Other expenses for 2016 includes the ACS allowance for losses and CRL insurance loss reserves of $4.3 million and $3.3 million, respectively.
Interest expense in 2016 increased by $14.6 million, or 56%, as a result of our transfer of the SSTL from the Servicing segment to the Corporate Items and Other segment and the exchange of our Senior Unsecured Notes for our Senior Secured Notes, both of which occurred in December 2016 as discussed above. Interest expense for 2016 includes the recognition of $5.1 million of interest expense for fees paid to lenders and third-party service providers in connection with the exchange of senior notes, $5.7 million of previously unamortized debt issuance costs related to the previous SSTL facility and $3.4 million of discount related to the new SSTL facility.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At December 31, 2017, our cash position was $259.7 million compared to $256.5 million at December 31, 2016. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our main priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing revolving lines of credit in order to reduce interest expense, (3) reducing corporate leverage and (4) expanding into similar or complementary businesses that meet our return on capital requirements.
Sources of Funds
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Proceeds from match funded advance financing facilities;

•	Proceeds from other borrowings, including warehouse facilities; and

•	Proceeds from sales and securitizations of originated loans and repurchased loans.

On September 1, 2017, pursuant to the 2017 Agreements, we successfully transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. On January 18, 2018, we received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements.
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. Revolving variable funding notes issued by our advance financing facilities to large global financial institutions generally have a 364-day revolving period. Term notes are generally issued to institutional investors with one-, two- or three-year maturities. The revolving periods for our variable funding notes with a total borrowing capacity of $375.0 million end in 2018.
Borrowings under our advance financing facilities are incurred by special purpose entities (SPEs) that we consolidate because we have determined that Ocwen is the primary beneficiary of the SPE. We transfer the financed advances to the SPEs, and the SPEs issue debt supported by collections on the transferred advances. Holders of the debt issued by the SPEs have recourse only to the assets of the SPEs for satisfaction of the debt. In connection with our sale of servicing advances to these advance financing SPEs and to NRZ relating to the Rights to MSRs, we make certain representations, warranties and covenants primarily related to the nature of the transferred advance receivables, our financial condition and our servicing practices.
Advances and match funded advances comprised 16% of total assets at December 31, 2017. Our borrowings under our advance financing facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts.
The available borrowing capacity under our advance financing facilities has decreased by $123.0 million from $274.0 million at December 31, 2016 to $151.0 million at December 31, 2017 because we reduced the maximum borrowing capacity by $430.0 million based on our anticipated future usage. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At December 31, 2017, $12.4 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. The loans are transferred at a discount, or haircut, which serves as the primary credit enhancement for the lender. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At December 31, 2017, we had total borrowing capacity under our warehouse facilities of $687.5 million. Of the borrowing capacity extended on a committed basis, $175.2 million was available at December 31, 2017, and $21.8 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged. Uncommitted amounts ($206.5 million available at December 31, 2017) are advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
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
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. Because of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control.
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
Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, subject to our ability to reinvest such proceeds in our business within 270 days of receipt.
We are currently evaluating the best uses of cash not currently utilized in our servicing and lending businesses, including portions of the cash payments received from NRZ in 2017 and 2018, which could involve investments in new assets or businesses and reductions in debt, among other options.
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
The revolving periods of our advance financing facilities end during 2018 for variable funding notes with a total borrowing capacity of $375.0 million and outstanding borrowings of $224.0 million at December 31, 2017. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period.
Similarly, our master repurchase and participation agreements for financing new loan originations generally have 364-day terms. At December 31, 2017, we had $247.6 million outstanding under these financing arrangements that mature in 2018.
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

•
On February 24, 2017 and on March 17, 2017, we executed two match funded lending agreements under which we are able to borrow up to $50.0 million each to finance the automotive dealer floor plan loans made by our ACS business. We had the ability to request increases in the maximum borrowing capacity under these agreements to a maximum of $100.0 million each.

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

•
On May 29, 2017, we negotiated a change in the borrowing capacity of two lending warehouse facilities from a combined $200.0 million available on a committed basis to $100.0 million available on a committed basis and the remainder of the borrowing capacity available at the discretion of the lender. On August 1, 2017, we voluntarily terminated these facilities.

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

•	On November 29, 2017, we elected to voluntarily terminate the $50.0 million Loan Series 2017-2 automotive dealer floor plan loan agreement.

•
We entered into two master repurchase agreements on December 8, 2017 and December 4, 2017. The lender provides financing on a committed basis for $150.0 million and uncommitted basis for $50.0 million, respectively.

•	On December 15, 2017, we decreased the borrowing capacity of our Ocwen Servicer Advance Receivables Trust
(OSART) III advance financing facility from $75.0 million to $55.0 million and extended the term to December 15, 2018. Rates on the individual notes are based on the lender’s cost of funds plus a margin of 235 to 475 bps.

•
Effective from January 1, 2018, we reduced the borrowing capacity of the Series 2014-VF5 variable rate note from $105.0 million to $75.0 million. Additionally, effective from January 1, 2018, we converted the Series 2014-VF4 variable note into a single class Series 2014-VF4 Note, and the maximum borrowing capacity was reduced to $75.0 million. The prior senior and subordinate margins by class shall be replaced by the all-in margin of 3.00%.

•	On January 23, 2018, we voluntarily terminated the Loan Series 2017-1 automotive dealer floor plan loan agreement pursuant to our exit of the ACS line of business.
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
Pending Acquisition of PHH
As discussed above, on February 27, 2018, we entered into the Merger Agreement, pursuant to which PHH will become a wholly owned subsidiary of Ocwen. We expect our operations, financial position and cash flows to be significantly impacted following the closing of this transaction, which is anticipated to occur in the second half of 2018. The merger consideration to be paid in the acquisition will be approximately $360.0 million and is expected to be funded by a combination of PHH’s cash on hand and Ocwen’s cash on hand. The portion to be funded by Ocwen’s cash on hand is currently estimated to be approximately $74.0 million, including payment of certain transaction expenses at closing, based on financial information provided by PHH, internal analysis and using an assumed closing date of June 30, 2018. We also expect cash payments for integration costs and other transaction-related following the closing of the transaction.
Upon the closing of the transaction, Ocwen will also assume debt (at the subsidiary level) in the form of PHH’s outstanding senior unsecured notes. The aggregate principal amount of these notes is approximately $119.0 million, representing approximately $97.0 million of PHH’s 7.375% Senior Notes Due 2019 and approximately $22.0 million of PHH’s 6.375% Senior Notes Due 2021.
We have not recognized certain expenses that are contingent on completion of the acquisition. These expenses include financial advisory fees and compensation expense comprised of certain options, restricted stock units, restricted cash units and restricted shares for which vesting will accelerate. Most of these contingent expenses will be recognized in our consolidated financial statements in the period in which the acquisition occurs, with the remainder recognized thereafter. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of integration planning. These amounts may be material.
For more information on the terms and conditions of the Merger, see “Item 1- Business - Pending Acquisition of PHH”.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company, security or obligation. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies. A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	June 16, 2017
S&P	B-	Negative	July 25, 2017
Fitch	B-	Negative	June 15, 2017
On July 25, 2017, S&P affirmed our long-term corporate rating of “B-” and removed our ratings from CreditWatch with Negative implications. On July 26, 2017, Kroll Bond Rating Agency affirmed our corporate ratings at “CCC” and removed our ratings from Watch Downgrade status. On June 16, 2017, Moody’s downgraded our long-term corporate rating to “Caa1” from “B3”. On June 15, 2017, Fitch placed our ratings on Negative. The Kroll ratings were withdrawn on November 17, 2017 at the request of Ocwen. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Cash flows for the year ended December 31, 2017
Our operating activities provided $412.0 million of cash largely due to $330.1 million of net collections of servicing advances. Net cash paid on loans held for sale during the year was $33.1 million.
Our investing activities used $839.2 million of cash. The primary uses of cash in our investing activities include net cash outflows relating to our HECM reverse mortgages of $833.2 million, net cash outflows of $11.4 million in relating to our ACS business and additions to premises and equipment of $9.1 million. Cash inflows include the receipt of $13.7 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $430.4 million of cash. Cash inflows include $1.3 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $418.5 million. In 2017, we received $54.6 million of lump sum payments from NRZ following receipt of the required third-party consents and transfer of legal title to the MSRs underlying certain Rights to MSRs. Also, Ocwen sold to NRZ 6,075,510 shares of newly-issued Ocwen common stock in July 2017 for $13.9 million of proceeds. Cash outflows include $282.4 million of net repayments on match funded liabilities as a result of advance recoveries and $36.8 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $95.1 million.

Cash flows for the year ended December 31, 2016
Our operating activities provided $474.7 million of cash largely due to $452.4 million of net collections of servicing advances. Net cash paid on loans held for sale during the year was $120.6 million.
Our investing activities used $791.6 million of cash. The primary uses of cash in our investing activities include net cash outflows relating to our HECM reverse mortgages of $855.2 million, net cash outflows of $35.0 million relating to our ACS business and additions to premises and equipment of $33.5 million. Additions to premises and equipment in 2016 were driven largely by investments in technology infrastructure as we have moved to reduce our dependence on third-party service providers. Cash inflows include the receipt of $150.1 million of net proceeds from the sale of MSRs and related advances.
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
Cash flows for the year ended December 31, 2015
Our operating activities provided $581.7 million of cash largely due to $531.3 million of net collections of servicing advances and $124.5 million of net cash received on loans held for sale.
Our investing activities provided $280.4 million of cash. Cash inflows include the receipt of $686.8 million of net proceeds from the sale of Agency MSRs and $486.3 million of proceeds from the sale of advances. These cash inflows were largely offset by net cash outflows related to our HECM reverse mortgages of $857.0 million.
Our financing activities used $734.3 million of cash. Cash outflows were primarily comprised of $506.2 million of net repayments on match funded liabilities from net advance recoveries, $878.8 million of repayments on the SSTL, including $865.8 million of required and voluntary prepayments and an $86.1 million net reduction in borrowings under mortgage loan warehouse facilities. These cash outflows were offset by $1.0 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings.
RISK MANAGEMENT
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, assess, monitor and manage the types of risk to which we are subject, including market risk, credit risk, liquidity risk, reputational risk and operational risk. Market risk is the risk of loss arising from changes in the fair value of our assets or liabilities, including derivatives, caused by movements in market variables such as interest rates. Credit risk is the risk that a borrower or counterparty might default on any type of debt or obligation by failing to make required payments. Liquidity risk is the risk that our financial condition is adversely affected by an inability, or perceived inability, to meet our financial obligations, or to withstand unforeseen liquidity stress events. Reputational risk is the risk that our actions or actions of others such as regulators or counterparties cause damage to our reputation. Operational risk is the risk of loss arising from inadequate or failed processes or systems, human factors or external events, and includes regulatory compliance and legal risks.
We have substantially increased our investment in risk management since 2014. For example, we instituted changes to our risk management function by hiring a new Chief Risk Officer and a number of experienced risk managers. We also established a set of management committees to oversee risk and related control functions across the company. The purpose of these committees is to provide a framework for potential issues to be identified, assessed and addressed under the direction of senior executives from our business, finance, risk, compliance, internal audit and law departments, as applicable. The committees have a hierarchical structure to provide for issues to be escalated as required. The most senior committee is the Enterprise Risk Management Committee, which is chaired by the Chief Risk Officer. The Enterprise Risk Management Committee allows for key issues from all management committees to be assessed and addressed by executive management. The risk management department reports to the Risk and Compliance Committee of the Board and assists the Risk and Compliance Committee in fulfilling its governance and oversight responsibility.
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
Our Credit and Market Risk Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. See Note 15 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
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

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2017 given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2017 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$746	$(946)
Forward MBS trades	(1,951)	2,368
Total loans held for sale and related derivatives	(1,205)	1,422

Fair value MSRs (1)	(51)	54
MSRs, embedded in pipeline	(93)	205
Total fair value MSRs	(144)	259

Total, net	$(1,349)	$1,681

(1)
This change in fair value materially reflects the impact of market rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value.

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in 1-month LIBOR interest rates.
Based on December 31, 2017 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $7.4 million resulting from an increase of $22.7 million in annual interest income and an increase of $15.3 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $2.1 million of the increase in interest on our variable rate debt.

Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2017 and 2016. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The averages presented represent weighted averages.

	Expected Maturity Date at December 31, 2017
	2018	2019	2020	2021	2022	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$99,627	$—	$—	$—	$—	$—	$99,627	$99,627
Average interest rate	1.73%	—%	—%	—%	—%	—%	1.73%
Loans held for sale, at fair value	214,262	—	—	—	—	—	214,262	214,262
Average interest rate	4.05%	—%	—%	—%	—%	—%	4.05%
Loans held for sale, at lower of cost or fair value (2)	697	288	21	22	—	23,068	24,096	24,096
Average interest rate	15.24%	5.64%	3.69%	5.00%	—%	4.08%	4.43%
Loans held for investment	340,231	401,232	445,182	524,383	628,859	2,375,944	4,715,831	4,715,831
Average interest rate	4.71%	4.67%	4.75%	4.86%	4.95%	4.88%	4.29%
Debt service accounts and interest-earning time deposits	38,039	—	250	140	36	—	38,465	38,465
Average interest rate	0.64%	—%	12.80%	8.01%	7.96%	—%	0.75%
Total rate-sensitive assets	$692,856	$401,520	$445,453	$524,545	$628,895	$2,399,012	$5,092,281	$5,092,281
Percent of total	13.61%	7.88%	8.75%	10.30%	12.35%	47.11%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$739,036	$259,582	$—	$—	$—	$—	$998,618	$992,698
Average interest rate	5.11%	3.35%	—%	—%	—%	—%	3.25%
Senior notes	—	3,122	—	—	346,878	—	350,000	358,422
Average interest rate	—%	6.63%	—%	—%	8.38%	—%	8.36%
SSTL and other borrowings (3) (4)	272,532	16,750	264,751	—	—	—	554,033	555,523
Average interest rate	0.37%	6.00%	5.62%	—%	—%	—%	5.22%
Total rate-sensitive liabilities	$1,011,568	$279,454	$264,751	$—	$346,878	$—	$1,902,651	$1,906,643
Percent of total	53.17%	14.69%	13.91%	—%	18.23%	—%	100.00%

	Expected Maturity Date at December 31, 2017 (Notional Amounts)
	2018	2019	2020	2021	2022	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Interest rate caps	$134,167	$240,833	$—	$—	$—	$—	$375,000	$2,056
Average strike rate	1.48%	1.47%	—%	—%	—%	—%	1.47%
Forward MBS trades	240,823	—	—	—	—	—	$240,823	$(545)
Average coupon	3.64%	—%	—%	—%	—%	—%	3.64%
IRLCs	96,339	—	—	—	—	—	96,339	3,283
Total derivatives, net	471,329	240,833	—	—	—	—	712,162	4,794
Forward LIBOR curve (4) (5)	1.77%	2.14%	2.22%	2.22%	2.29%	2.49%

	Expected Maturity Date at December 31, 2016
	2017	2018	2019	2020	2021	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$146,698	$—	$—	$—	$—	$—	$146,698	$146,698
Average interest rate	0.84%	—%	—%	—%	—%	—%	0.84%
Loans held for sale, at fair value	284,632	—	—	—	—	—	284,632	284,632
Average interest rate	3.75%	—%	—%	—%	—%	—%	3.75%
Loans held for sale, at lower of cost or fair value (2)	1,737	—	49	33	497	27,058	29,374	29,374
Average interest rate	11.30%	—%	12.30%	9.10%	7.60%	5.30%	4.90%
Loans held for investment	381,944	439,975	426,316	381,425	415,251	1,520,805	3,565,716	3,565,716
Average interest rate	3.89%	4.04%	4.05%	4.07%	4.08%	4.09%	3.76%
Debt service accounts and interest-earning time deposits	46,350	2,526	—	235	165	—	49,276	49,276
Average interest rate	0.64%	6.49%	—%	12.80%	7.65%	—%	0.75%
Total rate-sensitive assets	$861,361	$442,501	$426,365	$381,693	$415,913	$1,547,863	$4,075,696	$4,075,696
Percent of total	21.13%	10.86%	10.46%	9.37%	10.20%	37.98%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$780,997	$265,000	$235,000	$—	$—	$—	$1,280,997	$1,275,059
Average interest rate	3.42%	2.77%	2.99%	—%	—%	—%	3.21%
Senior notes	—	—	3,122	—	346,878	—	350,000	355,303
Average interest rate	—%	—%	6.63%	—%	8.38%	—%	8.36%
SSTL and other borrowings (3) (4)	321,656	66,873	16,750	284,750	—	—	690,029	682,703
Average interest rate	3.31%	4.14%	6.00%	6.00%	—%	—%	4.56%
Total rate-sensitive liabilities	$1,102,653	$331,873	$254,872	$284,750	$346,878	$—	$2,321,026	$2,313,065
Percent of total	47.51%	14.30%	10.98%	12.27%	14.95%	—%	100.00%

	Expected Maturity Date at December 31, 2016 (Notional Amounts)
	2017	2018	2019	2020	2021	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Interest rate caps	$555,000	$400,000	$—	$—	$—	$—	$955,000	$1,836
Average strike rate	2.04%	0.85%	—%	—%	—%	—%	3.00%
Forward MBS trades	609,177	—	—	—	—	—	609,177	(614)
Average coupon	3.26%	—%	—%	—%	—%	—%	3.43%
IRLCs	360,450	—	—	—	—	—	360,450	6,507
Total derivatives, net	$1,524,627	$400,000	$—	$—	$—	$—	$1,924,627	$7,729
Forward LIBOR curve (5)	0.98%	1.56%	1.96%	2.17%	2.38%	2.62%

(1)	See Note 3 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of valuation allowances and including non-performing loans.

(3)
Excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. These financing liabilities have no contractual maturity and are amortized over the life of the related assets.

(4)	Amounts are exclusive of any related discount or unamortized debt issuance costs.

(5)	Average 1-Month LIBOR for the periods indicated.
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
We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, changes in our business operations, levels of interest rates and unanticipated events, including legal and regulatory expenses. We also assess market conditions and capacity for debt issuance in the various markets that we access to fund our business needs. Additionally, we have established internal processes to anticipate future cash needs and continuously monitor the availability of funds pursuant to our existing debt arrangements. We address liquidity risk by maintaining borrowing capacity in excess of our expected needs and by extending the tenor of our financing arrangements. For example, to fund additional advance obligations, we have typically “upsized” existing advance facilities or entered into new advance facilities in anticipation of the funding obligation and then pledged additional advances to support the borrowing. In general, we finance our operations through operating cash flow, advance financing facilities and other secured borrowings. See “Liquidity and Capital Resources” for additional discussion of liquidity.
Operational Risk
Operational risk is inherent in each of our business lines and related support activities. This risk can manifest itself in various ways, including process execution errors, clerical or technological failures or errors, business interruptions and frauds, all of which could cause us to incur losses. Operational risk includes the following key risks:

•	legal risk, as we can have legal disputes with borrowers or counterparties;

•	compliance risk, as we are subject to many federal and state rules and regulations;

•	third-party risk, as we have many processes that have been outsourced to third parties;

•	information technology risk, as we operate many information systems that depend on proper functioning of hardware and software;

•	information security risk, as our information systems and associates handle personal financial data of borrowers.
To manage operational risk, we have a dedicated team of operational risk managers that oversees these risks daily, assisted by the third-party risk management and information security departments.
We have annual Risk Control Self-Assessment (RCSA) programs in which we map company-wide business processes to identify risks and related controls in each process. Controls are tested for efficiency and efficacy and improved, if necessary. We monitor these risks and controls through risk coverage teams and quality assurance metrics.
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
Information Security Risk oversight is performed by our Chief Information Security Officer who reports directly to the Chief Risk Officer. Ocwen’s information security plans are developed to meet or exceed Federal Financial Institutions Examination Council standards.
We seek to embed in our enterprise-wide approach toward risk management a culture of compliance and business line responsibility for managing operational and compliance risks. Ocwen has adopted a “Three Lines of Defense” model to enable risks and controls to be properly managed on an on-going basis. The model delineates business line management's accountabilities and responsibilities over risk management and the control environment and includes mechanisms to assess the effectiveness of executing these responsibilities.
The first line of defense comprises predominantly business line management who are accountable and responsible for their day-to-day activities, processes and controls. The first line of defense is responsible for ensuring that key risks within their activities and operations are identified, assessed, mitigated and monitored by an appropriate control environment that is commensurate with the operations risk profile.
The second line of defense comprises predominantly the corporate functions, such as Risk and Compliance, which are responsible for:

•	providing assurance, oversight, and challenge over the effectiveness of the risk and control activities conducted by the first line;

•	establishing frameworks to identify and measure the risks being taken by different parts of the business; and

•	monitoring risk levels, through key indicators and oversight/assurance programs.
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
Recent legislative initiatives require us to retain, subject to certain exceptions, a minimum beneficial interest in RMBS or other securitizations that are sponsored by us. Under Dodd-Frank Act’s credit risk retention rule, we are required to retain not less than 5 percent of the credit risk of the assets collateralizing such securitizations that we sponsor, subject to certain exemptions. Ocwen currently securitizes all of its originated loans to the GSEs or Ginnie Mae, and these programs are exempt under current regulations.
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
Counterparty Credit Risk & Concentration Risk
Counterparty credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. The measure of credit exposure is the replacement cost of contracts with a positive fair value. We manage counterparty credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and using mutual margining agreements whenever possible to limit potential exposure. We regularly evaluate the financial position and creditworthiness of our counterparties. We do not currently anticipate material losses due to counterparty nonperformance.
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
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, Texas, New York and Illinois which, taken together, comprise 41% of the number of loans serviced at December 31, 2017. California has the largest concentration with 13% of the total loans serviced.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2017:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Senior secured term loan (1)	$16,750	$281,501	$—	$—	$298,251
Senior notes (1)	—	3,122	346,878	—	350,000
Contractual interest payments (2)	49,202	95,561	54,471	—	199,234
Originate/purchase mortgages or securities	96,298	—	—	—	96,298
Reverse mortgage equity draws (3)	1,401,484	—	—	—	1,401,484
Operating leases	9,824	17,624	10,586	932	38,966
	$1,573,558	$397,808	$411,935	$932	$2,384,233

(1)
Amounts are exclusive of any related discount or unamortized debt issuance costs. Excludes match funded liabilities and borrowings under mortgage loan warehouse facilities as these represent debt where the holders only have recourse to the assets that collateralize the debt and such assets are not available to satisfy general claims against Ocwen. Also excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. See Note 12 — Borrowings to the Consolidated Financial Statements for additional information related to these excluded borrowings.

(2)	Represents estimated future interest payments on senior notes and the SSTL, based on applicable interest rates as of December 31, 2017.

(3)
Represents additional equity draw obligations in connection with reverse mortgage loans originated or purchased by Liberty. Because these draws can be made in their entirety, we have classified them as due in less than one year at December 31, 2017.

As of December 31, 2017, we had gross unrecognized tax benefits of $2.3 million and an additional $1.0 million for gross interest and penalties classified as liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities, including whether or not these tax liabilities will be paid; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements
In the normal course of business, we engage in transactions with a variety of financial institutions and other companies that are not reflected on our balance sheet. We are subject to potential financial loss if the counterparties to our off-balance sheet transactions are unable to complete an agreed upon transaction. We manage counterparty credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and through the use of mutual margining agreements whenever possible to limit potential exposure. We regularly evaluate the financial position and creditworthiness of our counterparties. Our off-balance sheet arrangements include mortgage loan repurchase and indemnification obligations, unconsolidated special purpose entities (SPEs) (a type of variable interest entity or VIE) and notional amounts of our derivatives. We have also entered into non-cancelable operating leases principally for our office facilities.
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
The underlying trends for loan repurchases and indemnifications are volatile, and there is significant uncertainty regarding our expectations of future loan repurchases and indemnifications and related loss severities. Due to the significant uncertainties surrounding estimates related to future repurchase and indemnification requests by investors and insurers as well as uncertainties surrounding home prices, it is possible that our exposure could exceed our recorded mortgage loan repurchase and indemnification liability. Our estimate of the mortgage loan repurchase and indemnification liability considers the current macro-economic environment and recent repurchase trends; however, if we experience a prolonged period of higher repurchase and indemnification activity or a decline in home values, then our realized losses from loan repurchases and indemnifications may ultimately be in excess of our recorded liability. Given the levels of realized losses in recent periods, there is a reasonable possibility that future losses may be in excess of our recorded liability. See Note 2 — Securitizations and Variable Interest Entities, Note 13 — Other Liabilities and Note 24 — Contingencies to the Consolidated Financial Statements for additional information.
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
Derivatives. We record all derivatives at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. See Note 15 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our significant accounting policies are described in Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements.

Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 3 — Fair Value to the Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	December 31,
	2017	2016
Loans held for sale	$238,358	$314,006
Loans held for investment	4,715,831	3,565,716
MSRs - recurring basis	671,962	679,256
MSRs - nonrecurring basis, net (1)	133,227	144,783
Derivative assets	5,429	9,279
Mortgage-backed securities	1,592	8,342
U.S. Treasury notes	1,567	2,078
Assets at fair value	$5,767,966	$4,723,460
As a percentage of total assets	69%	62%
Financing liabilities
HMBS-related borrowings	4,601,556	3,433,781
Financing liability - MSRs pledged	508,291	477,707
	5,109,847	3,911,488
Derivative liabilities	635	1,550
Liabilities at fair value	$5,110,482	$3,913,038
As a percentage of total liabilities	65%	56%
Assets at fair value using Level 3 inputs	$5,548,764	$4,429,307
As a percentage of assets at fair value	96%	94%
Liabilities at fair value using Level 3 inputs	$5,109,847	$3,911,488
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $24.8 million and $28.2 million at December 31, 2017 and 2016, respectively.

Assets at fair value using Level 3 inputs increased during 2017 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with each of these classes. We recorded a cumulative-effect adjustment of $82.0 million (before income taxes) to retained earnings as of January 1, 2018 to reflect the excess of the fair value of the Agency MSRs over their carrying amount. The government-insured MSRs were impaired by $24.8 million at December 31, 2017; therefore, these MSRs are already effectively carried at fair value. At December 31, 2017, the UPB and net carrying value of Agency MSRs for which the fair value election was made was $40.9 billion and $336.9 million, respectively. At December 31, 2017, the UPB and net carrying value of government-insured MSRs for which the fair value election was made was $16.9 billion and $133.2 million, respectively.
We recognized the reversal of $3.4 million of impairment charges on our government-insured MSRs during 2017, as the fair value for this stratum increased relative to its carrying value. This reversal of impairment was primarily due to the recoverability of certain advances on various privately-held government-insured loans. The carrying value of this stratum at December 31, 2017 was $133.2 million, net of the valuation allowance of $24.8 million. We recognize MSR impairment charges and reversals in Servicing and origination expense in the consolidated statements of operations.
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
The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by stratum projected for the five-year period beginning December 31, 2017:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	5.8% to 11.1%	8.2% to 16.4%	13.2% to 21.4%
Weighted average	8.6%	11.8%	16.3%
Delinquency
Range	5.9% to 6.8%	15.0% to 16.4%	25.4% to 31.5%
Weighted average	6.3%	15.8%	28.9%
Cost to service
Range	$85 to $86	$133 to $136	$210 to $313
Weighted average	$85	$134	$276
Discount rate	9.1%	9.7%	13.0%
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

The following table provides information related to the sensitivity of our MSR fair value estimate to a 10% adverse change in key valuation inputs as of December 31, 2017:

	Conventional	Government-Insured	Non-Agency
Prepayment speed	$(20,880)	$(12,703)	$(69,693)
Delinquency	(33)	(6,381)	(68,680)
Cost to service	(6,916)	(7,641)	(81,925)
Discount rate	(11,500)	(5,400)	(13,903)
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
For the three-year periods ended December 31, 2017 and 2016, the USVI filing jurisdiction is in a material cumulative loss position. The U.S. jurisdiction is also in a three-year cumulative loss position as of December 31, 2017 and 2016. However, it is anticipated that business changes due to regulatory requirements may slowly increase profits in the U.S., if at all. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we have recognized a full valuation allowance of $62.9 million and $95.5 million on our U.S. deferred tax assets at December 31, 2017 and 2016, respectively, and a full valuation allowance of $43.9 million and $36.2 million on our USVI deferred tax assets at December 31, 2017 and 2016, respectively. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
NOL carryforwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur. We periodically evaluate our NOL carryforwards and whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize a portion of our NOL carryforwards. If it is determined that an ownership change(s) has occurred, there may be annual limitations on the use of these NOL carryforwards under Section 382 (or comparable provisions of foreign or state law).
We are currently in the process of evaluating whether we experienced an ownership change as measured under Section 382, and during 2017 identified risk that an ownership change may have occurred in the U.S. jurisdiction, which would also result in an ownership change under Section 382 in the USVI jurisdiction. As part of this evaluation, Ocwen is seeking additional information pertaining to certain identified 5% shareholders, and their economic ownership for Section 382 purposes. To the extent an ownership change is ultimately determined to have occurred, the annual utilization of our NOLs may be subject to certain limitations under Section 382 and other limitations under state tax laws.
Any reduction to our NOL deferred tax asset due to an annual Section 382 limitation and the NOL carryforward period is expected to result in an offsetting reduction in valuation allowance related to the NOL deferred tax asset. Therefore, at this time, we anticipate that any limitation would not have a material impact on our consolidated statements of operations. However, as we are still in the process of evaluating whether and when we experienced an ownership change and are seeking additional information from shareholders, the final impact of Section 382 limitations has not been determined.
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

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are recent Accounting Standards Updates (ASU) that we adopted on January 1, 2018. We adopted ASU 2016-16 on a modified retrospective basis by recording a cumulative-effect reduction of $5.6 million to retained earnings. Our adoption of the other standards listed below will not have a material impact on our consolidated financial statements.

•	ASU 2014-09: Revenue from Contracts with Customers

•	ASU 2016-01: Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU 2016-15: Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-16: Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2016-18: Statement of Cash Flows: Restricted Cash

•	ASU 2017-01: Business Combinations: Clarifying the Definition of a Business

•	ASU 2017-09: Compensation: Stock Compensation
In addition to the above recently issued ASUs, listed below are ASUs that we adopted in 2017. None of these pronouncements had a material effect on our consolidated financial statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of

December 31, 2017, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
Remediation of Material Weakness
We previously disclosed a material weakness in internal control over financial reporting related to ineffective controls regarding the review and disclosure of certain regulatory matters. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management strengthened controls to improve the communication and evaluation of regulatory matters and related disclosures to and by Ocwen’s Disclosure Review Committee (DRC) by creating a working group comprised of representatives from accounting, financial reporting, legal and compliance who are charged with reviewing regulatory matters and disclosures. The DRC also includes a discussion of regulatory matters on its agenda. The material weakness is considered remediated as of December 31, 2017 as the applicable controls related to the review and disclosure of regulatory matters have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained under the captions “Election of Directors-Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance-Code of Ethics” in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than April 30, 2018.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation” and “Board of Directors Compensation” in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than April 30, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Beneficial Ownership of Equity Securities” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than April 30, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained under the captions “Board of Directors and Corporate Governance-Independence of Directors” and “Business Relationships and Related Transactions” in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the SEC no later than April 30, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement with respect to our 2018 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than April 30, 2018.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	2.1	Merger Agreement, dated as of October 3, 2012, by and among Ocwen Financial Corporation, O&H Acquisition Corp., Homeward Residential Holdings, Inc., and WL Ross & Co. LLC † (1)
2.2
Asset Purchase Agreement between Ocwen Loan Servicing, LLC, and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC, and RFC Borrower LLC dated as of November 2, 2012 † (2)

	2.3	Servicing Rights Purchase and Sale Agreement between Ocwen Loan Servicing, LLC and One West Bank, FSB dated as of June 13, 2013 (3)
2.4
Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (4)

	2.5†	Agreement and Plan of Merger, dated as of February 27, 2018, by and among Ocwen Financial Corporation, POMS Corp and PHH (25)
	3.1	Amended and Restated Articles of Incorporation, as amended (5)
	3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (7)
	4.1	Form of Certificate of Common Stock (7)
	4.2	Indenture, dated as of May 12, 2014, between Ocwen Financial Corporation and The Bank of New York Mellon Trust Company, N.A. (8)
	4.3	Registration Rights Agreement, dated May 12, 2014, between Ocwen Financial Corporation and Barclays Capital Inc. (8)
	4.4	Indenture, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other guarantors named therein and Wilmington Trust, National Association (21)
	10.1*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (9)
	10.2*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (11)
	10.3*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (12)
	10.4*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (6)
	10.5	Ocwen Financial Corporation 2017 Performance Incentive Plan (23)

10.6	Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.7	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.8	Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.9	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.10	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.11	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.12	Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.13	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.14	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.15	First Amendment to Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.16	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.17	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.18	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (4)
10.19	Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation Altisource Solutions S.à r.l. (4)
10.20	Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (4)
10.21	Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (4)
10.22	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.23	First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.24	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.25	First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.26	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (6)
10.27	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (6)
10.28	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (13)
10.29	Servicing Rights Purchase Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (6)
10.30	Master Subservicing Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (6)
10.31	Amendment to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012 (22)
10.32
Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (14)

10.33	Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (14)
10.34
Amendment, dated as of September 30, 2013, to the Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (15)

10.35
Amendment, dated as of September 30, 2013, to the Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (15)

10.36
Amendment, dated as of February 4, 2014, to the Sale Supplement dated as of July 1, 2013, the Sale Supplement dated February 10, 2012 and various other sale supplements, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (6)

10.37
Amendment, dated as of February 4, 2014, to the Subservicing Supplement dated as of July 1, 2013, the Subservicing Supplement dated as of February 10, 2012 and various other subservicing supplements, among Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (6)

10.38	Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015 (16)
10.39	February 17, 2017 Amendment to the Master Servicing Rights Purchase Agreement and Sale Supplements (22)
10.40	Guarantee between Ocwen Financial Corporation and OneWest Bank, FSB dated as of June 13, 2013 (3)
10.41
Amended and Restated Senior Secured Term Loan Facility Agreement, dated as of December 5, 2016, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (21)

10.42	Pledge and Security Agreement dated as of February 15, 2013 between each of the Grantor Parties thereto, and Barclays Bank PLC, as Collateral Agent (17)
10.43	Second Lien Notes Pledge and Security Agreement, dated as of December 5, 2016, among each of the grantors named therein and Wilmington Trust, National Association (21)
10.44*
Junior Priority Intercreditor Agreement, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other grantors named therein, Barclays Bank PLC and Wilmington Trust, National Association (21)

10.45*	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (18)
10.46*	Retirement Agreement, dated as of January 16, 2015, by and among Ocwen Financial Corporation, Ocwen Mortgage Servicing, Inc. and William C. Erbey. (19)
10.47	Form of Indemnification Agreement (20)
10.48	Form of Undertaking to Repay Advancement of Indemnification Expenses (20)
10.49††	Master Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (24)
10.50
Amendment No. 1, dated October 12, 2017, to Master Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (24)

10.51††	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation, and New Residential Investment Corp. (24)
10.52††	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (24)
10.53	Transaction Agreement for share purchase dated as of July 23, 2017 by and between New Residential Investment Corp. and Ocwen Financial Corporation (24)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

†
The schedules and exhibits referenced in the Agreement and Plan of have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on October 5, 2012.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on November 8, 2012.

(3)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on June 13, 2013.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 4, 2013.

(5)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017.

(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(7)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the SEC on February 19, 2016.

(8)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 13, 2014.

(9)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.

(10)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on August 12, 2009.

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the SEC on March 30, 2007.

(13)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 18, 2013.

(14)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 8, 2013.

(15)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(16)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 6, 2015.

(17)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2013.

(18)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.

(19)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on January 20, 2015.

(20)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on March 26, 2015.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on December 6, 2016.

(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 24, 2017.

(24)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017.

(25)	Incorporated by reference from the similarly described exhibit included in the Registrant’s Form 8-K filed with the SEC on February 27, 2018.

ITEM 16.	FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Ronald M. Faris
Ronald M. Faris
President and Chief Executive Officer (duly authorized representative)
Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Phyllis R. Caldwell	Date: February 28, 2018
Phyllis R. Caldwell, Chair of the Board of Directors

/s/ Ronald M. Faris	Date: February 28, 2018
Ronald M. Faris, President, Chief Executive Officer and Director (principal executive officer)

/s/ Alan J. Bowers	Date: February 28, 2018
Alan J. Bowers, Director

/s/ Jacques J. Busquet	Date: February 28, 2018
Jacques J. Busquet, Director

/s/ Carol J. Galante	Date: February 28, 2018
Carol J. Galante, Director

/s/ Robert J. Lipstein	Date: February 28, 2018
Robert J. Lipstein, Director

/s/ Robert A. Salcetti	Date: February 28, 2018
Robert A. Salcetti, Director

/s/ DeForest B. Soaries, Jr.	Date: February 28, 2018
DeForest B. Soaries, Jr., Director

/s/ Michael R. Bourque, Jr.	Date: February 28, 2018
Michael R. Bourque, Jr., Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Catherine M. Dondzila	Date: February 28, 2018
Catherine M. Dondzila, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2017

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2018
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Ocwen Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2018

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Cash	$259,655	$256,549
Mortgage servicing rights ($671,962 and $679,256 carried at fair value)	1,008,844	1,042,978
Advances, net	211,793	257,882
Match funded assets (related to variable interest entities (VIEs))	1,177,357	1,451,964
Loans held for sale ($214,262 and $284,632 carried at fair value)	238,358	314,006
Loans held for investment, at fair value	4,715,831	3,565,716
Receivables, net	199,529	265,720
Premises and equipment, net	37,006	62,744
Other assets ($8,900 and $20,007 carried at fair value)(amounts related to VIEs of $27,359 and $43,331)	554,791	438,104
Total assets	$8,403,164	$7,655,663

Liabilities and Equity
Liabilities
HMBS-related borrowings, at fair value	$4,601,556	$3,433,781
Other financing liabilities ($508,291 and $477,707 carried at fair value)	593,518	579,031
Match funded liabilities (related to VIEs)	998,618	1,280,997
Other secured borrowings, net	545,850	678,543
Senior notes, net	347,338	346,789
Other liabilities ($635 and $1,550 carried at fair value)	769,410	681,239
Total liabilities	7,856,290	7,000,380

Commitments and Contingencies (Notes 23 and 24)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 131,484,058 and 123,988,160 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,315	1,240
Additional paid-in capital	547,057	527,001
Retained earnings (accumulated deficit)	(2,083)	126,167
Accumulated other comprehensive loss, net of income taxes	(1,249)	(1,450)
Total Ocwen stockholders’ equity	545,040	652,958
Non-controlling interest in subsidiaries	1,834	2,325
Total equity	546,874	655,283
Total liabilities and equity	$8,403,164	$7,655,663

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenue
Servicing and subservicing fees	$989,376	$1,186,620	$1,531,797
Gain on loans held for sale, net	103,402	90,391	134,969
Other	101,798	110,152	74,332
Total revenue	1,194,576	1,387,163	1,741,098

Expenses
Compensation and benefits	358,994	381,340	415,055
Professional services	229,451	305,586	276,393
Servicing and origination	142,670	279,801	344,560
Technology and communications	100,490	110,333	154,758
Occupancy and equipment	66,019	80,191	112,864
Amortization of mortgage servicing rights	51,788	32,978	99,194
Other	49,233	33,025	75,360
Total expenses	998,645	1,223,254	1,478,184

Other income (expense)
Interest income	15,965	19,083	18,320
Interest expense	(363,238)	(412,583)	(482,373)
Gain on sale of mortgage servicing rights, net	10,537	8,492	83,921
Other, net	(3,168)	14,738	(12,643)
Total other expense, net	(339,904)	(370,270)	(392,775)

Loss before income taxes	(143,973)	(206,361)	(129,861)
Income tax (benefit) expense	(15,516)	(6,986)	116,851
Net loss	(128,457)	(199,375)	(246,712)
Net (income) loss attributable to non-controlling interests	491	(387)	(305)
Net loss attributable to Ocwen stockholders	$(127,966)	$(199,762)	$(247,017)

Loss per share attributable to Ocwen stockholders
Basic	$(1.01)	$(1.61)	$(1.97)
Diluted	$(1.01)	$(1.61)	$(1.97)

Weighted average common shares outstanding
Basic	127,082,058	123,990,700	125,315,899
Diluted	127,082,058	123,990,700	125,315,899

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(128,457)	$(199,375)	$(246,712)
Other comprehensive income, net of income taxes
Reclassification adjustment for losses on cash flow hedges included in net income (1) (2)	201	313	6,650
Comprehensive loss	(128,256)	(199,062)	(240,062)
Comprehensive (income) loss attributable to non-controlling interests	491	(387)	(305)
Comprehensive loss attributable to Ocwen stockholders	$(127,765)	$(199,449)	$(240,367)

(1)	These losses are reclassified to Other, net in the Consolidated Statements of Operations.

(2)	Net of income tax expense of $0.02 million and $0.4 million for 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(Dollars in thousands, except per share data)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2014	125,215,615	$1,252	$515,194	$530,361	$(8,413)	$2,771	$1,041,165
Net income (loss)	—	—	—	(247,017)	—	305	(246,712)
Cumulative effect of fair value election - Mortgage servicing rights, net of taxes	—	—	—	42,585	—	—	42,585
Repurchase of common stock	(625,705)	(6)	(4,136)	—	—	—	(4,142)
Exercise of common stock options	89,664	1	518	—	—	—	519
Equity-based compensation and other	94,942	1	14,572	—	—	—	14,573
Other comprehensive income, net of income taxes	—	—	—	—	6,650	—	6,650
Balance at December 31, 2015	124,774,516	1,248	526,148	325,929	(1,763)	3,076	854,638
Net income (loss)	—	—	—	(199,762)	—	387	(199,375)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	135,824	1	6,292	—	—	—	6,293
Capital distribution to non-controlling interest	—	—	—	—	—	(1,138)	(1,138)
Other comprehensive income, net of income taxes	—	—	—	—	313	—	313
Balance at December 31, 2016	123,988,160	1,240	527,001	126,167	(1,450)	2,325	655,283
Net loss	—	—	—	(127,966)	—	(491)	(128,457)
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-09	—	—	284	(284)	—	—	—
Issuance of common stock	6,700,510	67	15,258	—	—	—	15,325
Equity-based compensation and other	795,388	8	4,514	—	—	—	4,522
Other comprehensive income, net of income taxes	—	—	—	—	201	—	201
Balance at December 31, 2017	131,484,058	$1,315	$547,057	$(2,083)	$(1,249)	$1,834	$546,874

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(128,457)	$(199,375)	$(246,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of mortgage servicing rights	51,788	32,978	99,194
Loss on valuation of mortgage servicing rights, at fair value	4,540	80,238	98,173
Impairment charge (reversal) on mortgage servicing rights	(3,366)	10,813	17,341
Gain on sale of mortgage servicing rights, net	(10,537)	(8,492)	(83,921)
Realized and unrealized losses on derivative financial instruments	191	1,724	8,419
Provision for bad debts	76,828	81,079	101,226
Depreciation	26,886	25,338	19,159
Loss on write-off of fixed assets, net	8,502	—	—
Amortization of debt issuance costs	2,738	25,662	22,664
Provision for (reversal of) valuation allowance on deferred tax assets	(29,979)	15,639	97,069
Decrease (increase) in deferred tax assets other than provision for valuation allowance	30,710	(11,119)	(28,136)
Equity-based compensation expense	5,624	5,181	7,291
Loss on valuation of financing liability	41,282	—	—
Loss (gain) on trading securities	6,756	(335)	(650)
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(23,733)	(26,016)	(7,661)
Gain on loans held for sale, net	(53,209)	(65,649)	(103,112)
Origination and purchase of loans held for sale	(3,695,163)	(6,090,432)	(5,000,681)
Proceeds from sale and collections of loans held for sale	3,662,065	5,969,812	5,125,203
Changes in assets and liabilities:
Decrease in advances and match funded advances	330,052	452,435	531,313
Decrease in receivables and other assets, net	202,153	181,835	46,463
Decrease in other liabilities	(100,650)	(7,143)	(109,407)
Other, net	6,944	492	(11,552)
Net cash provided by operating activities	411,965	474,665	581,683

Cash flows from investing activities
Origination of loans held for investment	(1,277,615)	(1,098,758)	(1,008,065)
Principal payments received on loans held for investment	444,388	243,596	151,107
Purchase of mortgage servicing rights	(1,658)	(17,356)	(12,355)
Proceeds from sale of mortgage servicing rights	4,234	47,044	686,838
Proceeds from sale of advances and match funded advances	9,446	103,017	486,311
Issuance of automotive dealer financing notes	(174,363)	(100,722)	—
Collections of automotive dealer financing notes	162,965	65,688	—
Additions to premises and equipment	(9,053)	(33,518)	(37,487)
Other, net	2,440	(610)	14,021
Net cash provided by (used in) investing activities	(839,216)	(791,619)	280,370

Cash flows from financing activities
Repayment of match funded liabilities, net	(282,379)	(303,052)	(506,198)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	7,215,264	9,242,671	7,170,831
Repayments of mortgage loan warehouse facilities and other secured borrowings	(7,431,763)	(9,463,063)	(8,249,742)
Payment of debt issuance costs	(841)	(11,136)	(23,480)
Proceeds from sale of mortgage servicing rights accounted for as a financing	54,601	—	—
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	1,281,543	1,086,795	1,024,361
Repayment of HMBS-related borrowings	(418,503)	(230,045)	(153,016)
Issuance of common stock	13,913	—	—
Repurchase of common stock	—	(5,890)	(4,142)
Other	(1,478)	(49)	7,132
Net cash provided by (used in) financing activities	430,357	316,231	(734,254)

Net increase (decrease) in cash	3,106	(723)	127,799
Cash at beginning of year	256,549	257,272	129,473
Cash at end of year	$259,655	$256,549	$257,272

Supplemental cash flow information
Interest paid	$364,702	$389,638	$470,724
Income tax payments (refunds), net	(23,501)	19,715	5,706

Supplemental non-cash investing and financing activities
Exchange of senior unsecured notes for senior secured notes	$—	$346,878	$—
Transfers from loans held for investment to loans held for sale	3,803	—	—
Transfers of loans held for sale to real estate owned	875	7,675	18,594
Issuance of common stock in connection with litigation settlement	1,937	—	—

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015
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
We perform servicing activities on behalf of other servicers (subservicing), the largest being New Residential Investment Corp. (NRZ), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and private-label securitizations (non-Agency). As a subservicer or primary servicer, we may be required to make certain property tax and insurance premium payments, default and property maintenance payments, as well as advances of principal and interest payments to mortgage loan investors before collecting them from borrowers. Most, but not all, of our subservicing agreements provide for us to be reimbursed for any such advances by the owner of the servicing rights. Advances made by us as primary servicer are recovered from the borrower or the mortgage loan investor. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall subject to certain limitations.
We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward and reverse mortgages. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. We originate Home Equity Conversion Mortgages (HECM, or reverse mortgages) that are insured by the FHA.
We had a total of approximately 7,600 employees at December 31, 2017 of which approximately 5,000 were located in India and approximately 600 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, more than 80% were engaged in supporting our loan servicing operations as of December 31, 2017.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to successfully operate our business.
We have incurred a net loss in each of the last four fiscal years, which has significantly eroded stockholders’ equity and weakened our financial condition. In order to drive stronger financial performance, we have been exploring strategic approaches to streamline our business and leverage our competitive advantages by focusing our operations on mortgage servicing, on our retail forward lending channel, primarily through retail lending recapture, and on our reverse mortgage business. As part of this strategic assessment, we exited the forward lending correspondent and wholesale channels during 2017 and we plan to exit the independent used car dealer floor plan lending business conducted through our Automotive Capital Services, Inc. subsidiary by the end of the second quarter of 2018. While these changes may limit our generation of new assets in the near term, we believe that they will, over time, improve our returns and improve cash flow relative to current operations. In addition, we have significantly strengthened our cash position through the receipt of a lump-sum fee payment of $279.6 million from NRZ in January 2018 in connection with our new rights to mortgage servicing rights arrangements. See Note 8 — Rights to MSRs for further information.
Our business, operating results and financial condition have been significantly impacted in recent periods by regulatory actions against us and by significant litigation matters. Should the number or scope of regulatory or legal actions against us increase or expand or should we be unable to reach reasonable resolutions in existing regulatory and legal matters, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected, even if we are successful in our ongoing efforts to drive stronger financial performance. See Note 22 — Regulatory Requirements and Note 24 — Contingencies for further information.
Regarding the current maturities of our borrowings, as of December 31, 2017, we have approximately $1.0 billion of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. If a lender were to allege an event of default and we are unable to avoid, remedy or secure a waiver, we could be subject to adverse actions by our lenders that could have a material adverse impact on us. In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. To the extent these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. See Note 12 — Borrowings, Note 22 — Regulatory Requirements and Note 24 — Contingencies for further information.
Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
Principles of Consolidation
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP).
Our consolidated financial statements include the accounts of Ocwen, its majority-owned subsidiaries and any variable interest entity (VIE) for which we have determined that we are the primary beneficiary. We apply the equity method of accounting to investments when the entity is not a VIE, and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own 50% or less of the voting securities.
We have eliminated intercompany accounts and transactions in consolidation.
Foreign Currency Translation
The functional currency of each of our foreign subsidiaries is the U.S. dollar. Re-measurement adjustments of foreign-denominated amounts to U.S. dollars are included in Other, net in our consolidated statements of operations.
Reclassifications
As a result of our adoption on January 1, 2017 of FASB Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation: Improvements to Accounting for Employee Share-Based Payments, excess tax benefits have been classified along with other income tax cash flows as an operating activity in our consolidated statements of cash flows, rather than being separated from other income tax cash flows and classified as a financing activity. Additionally, cash paid by Ocwen when directly withholding shares for tax-withholding purposes has been classified as a financing activity in our consolidated statements of cash flows, rather than being classified as an operating activity.
Certain amounts in the Consolidated Statements of Cash Flows for 2016 and 2015 have been reclassified to conform to the current year presentation as follows:

•	Within the operating activities section, we reclassified Amortization of debt discount to Other, net and Gain on trading securities from Other, net to a new line.

•
Within the financing activities section of the consolidated statements of cash flows, we reclassified Repayments of HMBS-related borrowings from Repayments of mortgage loan warehouse facilities and other secured borrowings to a new separate line item. These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.

Certain amounts in the consolidated balance sheet at December 31, 2016 have been reclassified to conform to the current year presentation as follows:

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
Mortgage Servicing Rights (MSRs)
MSRs are assets representing our right to service portfolios of mortgage loans. We retain MSRs on originated loans when they are sold in the secondary market. The UPB of the loans underlying the MSRs is not included on our balance sheet. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, we do not recognize an MSR.
All newly acquired or retained MSRs are initially measured at fair value. We recognize a servicing liability for portfolio contracts that are not expected to compensate us adequately for performing the servicing. For this purpose, we define contracts as Agency, government-insured or non-Agency (commonly referred to as non-prime, subprime or private-label loans) based on their general comparability with regard to servicing guidelines, underwriting standards and borrower risk characteristics. We identify classes of servicing assets and servicing liabilities based on the availability of market inputs used in determining their fair value and our methods for managing their risks. Servicing assets are not recognized for subservicing arrangements entered into with the entity that owns the MSRs.
Subsequent to acquisition, we account for servicing assets and servicing liabilities using the amortization method or the fair value measurement method. Any fair value election is irrevocable. Once a fair value election is made for a particular class of MSRs, that election applies to all subsequently acquired or originated servicing assets and liabilities with characteristics consistent with the class. At the start of any fiscal year, a company may elect to transfer servicing assets and servicing liabilities from a class measured using the amortization method to a class measured at fair value. Furthermore, if a new class is created, and no servicing assets or servicing liabilities that would belong to that class have previously been recognized, electing to subsequently measure that new class at fair value is permitted at the date those servicing assets or servicing liabilities are initially recognized.
For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). Estimated net servicing income is primarily driven by the estimated future cash flows of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust MSR amortization prospectively in response to changes in estimated projections of future cash flows. We stratify servicing assets or liabilities based upon one or more of the predominant risk characteristics of the underlying portfolios and assess servicing assets or liabilities for impairment or increased obligation by determining the difference, if any, between the carrying amount and estimated fair value at each reporting date. We recognize any impairment, or increased obligation, through a valuation allowance which is adjusted to reflect subsequent changes in the measurement of impairment and reported in earnings in the period in which the changes occur. We do not recognize fair value in excess of the carrying amount of servicing assets for any stratum.
For servicing assets or liabilities that we account for using the fair value measurement method (fair value election), we measure the balances at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

We earn fees for servicing and subservicing mortgage loans. We collect servicing and subservicing fees, generally expressed as a percent of UPB, from the borrowers’ payments. We also include late fees, prepayment penalties, float earnings and other ancillary fees in servicing and subservicing revenue. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise.
Advances and Match Funded Advances
During any period in which a borrower does not make payments, servicing and subservicing agreements may require that we advance our own funds to meet contractual principal and interest remittance requirements for the investors, to pay property taxes and insurance premiums and to process foreclosures. We also advance funds to maintain, repair and market foreclosed real estate properties on behalf of investors. These advances are made pursuant to the terms of each servicing and subservicing contract. Each servicing and subservicing contract is associated with specific loans, identified as a pool.
When we make an advance on a loan under each servicing or subservicing contract, we are entitled to recover that advance either from the borrower, for reinstated and performing loans, or from guarantors (GSEs), insurers (FHA/VA) and investors, for modified and liquidated loans. Most of our servicing and subservicing contracts provide that the advances made under the respective agreement have priority over all other cash payments from the proceeds of the loan, and in the majority of cases, the proceeds of the pool of loans that are the subject of that servicing or subservicing contract. As a result, we are entitled to repayment from loan proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds.
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
Loans Held for Sale
Loans held for sale include forward and reverse mortgage loans that we do not intend to hold until maturity. We report loans held for sale at either fair value or the lower of cost or fair value computed on an aggregate basis. We account for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Other, net, in the consolidated statements of operations in the period in which the change occurs. For loans that we elected to measure at fair value on a recurring basis, we report changes in fair value in Gain on loans held for sale, net in the consolidated statements of operations in the period in which the changes occur. These loans are expected to be sold into the secondary market to the GSEs or into Ginnie Mae guaranteed securitizations.
We report any gain or loss on the transfer of loans held for sale in Gain on loans held for sale, net in the consolidated statements of operations along with the changes in fair value of the loans and the gain or loss on any related derivatives. We include all changes in loans held for sale and related derivative balances in operating activities in the consolidated statements of cash flows.
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
Loans Held for Investment
Newly originated reverse residential mortgage loans that are insured by the FHA and pooled into Ginnie Mae guaranteed securities that we sell into the secondary market with servicing rights retained are classified as loans held for investment. We have elected to measure these loans at fair value. Loan transfers in these Ginnie Mae securitizations do not meet the definition of a participating interest and as a result, the transfers of the reverse mortgages do not qualify for sale accounting. Therefore, we account for these transfers as financings, with the reverse mortgages classified as Loans held for investment, at fair value, on our consolidated balance sheets, with no gain or loss recognized on the transfer.
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
Transfers of Financial Assets
We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations and create liquidity, we may sell servicing advances, MSRs or the right to receive certain servicing fees relating to MSRs (Rights to MSRs).
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
In the case of transfers where either one or both of the power or economic criteria above are not met, we evaluate whether a sale has occurred for accounting purposes. In order to recognize a sale, the transferred assets must be legally isolated, not be constrained by restrictions from further transfer and be deemed to be beyond our control. If the transfer does not meet any of these three criteria, the transaction is accounted for consistent with a secured financing. In certain situations, we may have continuing involvement in transferred loans through our retained servicing. Transactions involving retained servicing would still be eligible for sale accounting, as we have ceded effective control of these loans to the purchaser. Subsequent to the determination that a transaction does not meet the accounting sale criteria, we may determine that we meet the criteria. In the event we subsequently meet the accounting sale criteria, we derecognize the transferred assets and related liabilities.
In connection with the Ginnie Mae early buyout program, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae; or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognize the loans in Other assets and a corresponding liability in Other liabilities.
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
Income Taxes
We file consolidated U.S. federal income tax returns. We allocate consolidated income tax among all subsidiaries included in the consolidated return as if each subsidiary filed a separate return or, in certain cases, a consolidated return.
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
In December 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act (Tax Act) signed into law by the President of the United States on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We adopted the guidance of SAB 118 as of December 31, 2017. See Note 18 — Income Taxes for additional information on the Tax Act and the impact on our consolidated financial statements.
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
Going Concern
In accordance with FASB ASC 205-40, Presentation of Financial Statements - Going Concern, we evaluate whether there are conditions that are known or reasonably knowable, such as those discussed in the “Business Environment” section, that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued.
Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. Our assessment considers information including, but not limited to, our financial condition, liquidity sources, obligations coming due within one year after the financial statements are issued, funds necessary to maintain current operations and any negative financial trends or other indicators of possible financial difficulty, including adverse regulatory or legal proceedings or rating agency decisions and management’s plans to address these matters.
We considered both qualitative and quantitative factors as part of our assessment that were known or reasonably knowable at December 31, 2017, and concluded that when considering management’s plans to mitigate, conditions and events considered in the aggregate do not indicate that it is probable that Ocwen will be unable to meet its obligations during the evaluation period.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09)
This ASU clarifies the principles for recognizing revenue and creates a common revenue standard. Under this ASU, an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity will recognize revenue through the following five-step process:
Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.
The guidance in this standard does not apply to financial instruments and other contractual rights or obligations within the scope of ASC 860, Transfers and Servicing, among other ASC topics. As a result, our adoption of this standard on a modified retrospective basis on January 1, 2018 will not have a material impact on our consolidated financial statements.
Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
This ASU provides users with more useful information regarding the recognition, measurement, presentation, and disclosure of financial instruments and also improves the accounting model to better meet the requirements of today’s complex economic environment. Most changes in this ASU require the same information, but some changes will revise the geography of that information on the financial statements. Our adoption of this standard on January 1, 2018 will not have a material impact on our consolidated financial statements.
Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07)
This ASU requires an equity method investor add the cost of acquiring an additional interest in an investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting, rather than adjusting the investment retroactively. This standard also requires that an entity that has an available-for-sale equity security that qualifies for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment qualifies for use of the equity method. Our adoption of this standard on January 1, 2017 did not have a material impact on our consolidated financial statements.

Compensation - Stock Compensation: Improvements to Employee Shared-Based Payment Accounting (ASU 2016-09)
This ASU requires excess tax benefits associated with employee share-based payments to be recognized through the income statement, regardless of whether the benefit reduces income taxes payable in the current period. Concurrent with our adoption of ASU 2016-09, we made an accounting policy election to account for forfeitures when they occur, rather than estimating the number of awards that are expected to vest. Amendments requiring recognition of excess tax benefits in the income statement were adopted prospectively. Amendments related to the timing of when excess tax benefits are recognized and accounting for forfeitures were adopted using a modified retrospective transition method by means of cumulative-effect adjustments to equity as of January 1, 2017.
For the timing of the recognition of excess tax benefits, the cumulative-effect adjustment was to recognize an increase in retained earnings of $5.0 million and a deferred tax asset for the same amount. However, because we have determined that our U.S. and USVI deferred tax assets are not considered to be more likely than not realizable, we established a full valuation allowance on the deferred tax asset through a reduction in retained earnings.
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
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under FASB ASC Topic 230, Statement of Cash Flows (ASC 230). Our adoption of this standard on January 1, 2018 will not have a material impact on our consolidated financial statements.
Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16)
This ASU requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. Previously, recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset had been sold to an outside party. We adopted this standard on a modified retrospective basis on January 1, 2018 by recording a cumulative-effect reduction of $5.6 million to retained earnings.
Consolidation: Interests Held through Related Parties That Are under Common Control (ASU 2016-17)
This ASU amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Our adoption of this standard on January 1, 2017 did not have a material impact on our consolidated financial statements.
Statement of Cash Flows: Restricted Cash (ASU 2016-18)
This ASU clarifies how changes in restricted cash are classified and presented in the statement of cash flows under ASC 230. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Our adoption of this standard on January 1, 2018 will not have a material impact on our consolidated financial statements.
Business Combinations: Clarifying the Definition of a Business (ASU 2017-01)
This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Our adoption of this standard on January 1, 2018 will not have a material impact on our consolidated financial statements.
Compensation: Stock Compensation (ASU 2017-09)
This ASU reduces both diversity in practice as well as cost and complexity when applying the modification accounting guidance in FASB ASC Topic 718, Compensation -- Stock Compensation, to a change to the terms or conditions of a share-based payment award. Our adoption of this standard on January 1, 2018 will not have a material impact on our consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
Leases (ASU 2016-02)
This ASU will require a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months, regardless of whether the lease is classified as a finance or operating lease. Additional disclosures of the amount, timing and uncertainty of cash flows arising from leases will be required. This standard will be effective for us on January 1, 2019, with early application permitted. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
This ASU will require timelier recording of credit losses on loans and other financial instruments. This standard aligns the accounting with the economics of lending by requiring banks and other lending institutions to immediately record the full amount of credit losses that are expected in their loan portfolios. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This standard will be effective for us on January 1, 2020, with early application permitted. We are currently evaluating the effect of adopting this standard.
Receivables: Nonrefundable Fees and Other Costs (ASU 2017-08)
This ASU amends the amortization period for certain purchased callable debt securities held at a premium. This standard shortens the amortization period for the premium to the earliest call date, rather than generally amortizing the premium as an adjustment of yield over the contractual life of the instrument. This standard will be effective for us on January 1, 2019. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
This ASU provides entities with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. This standard will be effective for us on January 1, 2019. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Note 2 — Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into three groups: (1) securitizations of residential mortgage loans, (2) financings of advances and (3) financings of automotive dealer financing notes.
We have determined that the special purpose entities (SPEs) created in connection with our match funded advance financing facilities are variable interest entities (VIEs) for which we are the primary beneficiary.
Securitizations of Residential Mortgage Loans
We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae. To the extent we retain the right to service these loans, we receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the consolidated statements of operations.
Transfers of Forward Loans
We sell or securitize forward loans that we originate or purchased from third parties, generally in the form of mortgage-backed securities guaranteed by the GSEs or Ginnie Mae. Securitization typically occurs within 30 days of loan closing or purchase. We act only as a fiduciary and do not have a variable interest in the securitization trusts. As a result, we account for these transactions as sales upon transfer.

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2017	2016	2015
Proceeds received from securitizations	$3,256,625	$5,197,071	$4,970,454
Servicing fees collected	41,509	14,616	29,239
Purchases of previously transferred assets, net of claims reimbursed	(5,948)	(1,271)	(2,863)
	$3,292,186	$5,210,416	$4,996,830
In connection with these transfers, we retained MSRs of $20.7 million, $37.2 million and $36.0 million during 2017, 2016 and 2015, respectively.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the UPB of the transferred loans.

	December 31,
	2017	2016
Carrying value of assets
MSRs, at amortized cost	$97,832	$94,492
MSRs, at fair value	227	233
Advances and match funded advances	57,636	37,336
UPB of loans transferred	12,077,635	10,485,697
Maximum exposure to loss	$12,233,330	$10,617,758
At December 31, 2017 and 2016, 8.9% and 7.6%, respectively, of the transferred residential loans that we service were 60 days or more past due. During 2017 and 2016, there were $0.6 million and $0.3 million, respectively, of charge-offs, net of recoveries, associated with these transferred loans related to our standard representations and warranties obligations.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained or we sell the loans to third parties with servicing rights released. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate, cash flow timing and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as financings. Under this accounting treatment, the HECM loans are classified as Loans held for investment, at fair value, on our consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
At December 31, 2017 and 2016, HMBS-related borrowings of $4.6 billion and $3.4 billion, respectively, were outstanding. Loans held for investment, at fair value were $4.7 billion and $3.6 billion at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, Loans held for investment included $83.8 million and $81.3 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 3 — Fair Value and Note 12 — Borrowings for additional information on HMBS-related borrowings and Loans held for investment.
Financings of Advances
Match funded advances result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because we have determined that Ocwen is the primary beneficiary of the SPE. These SPEs issue debt supported by collections on the transferred advances, and we refer to this debt as Match funded liabilities.
We make transfers to these SPEs in accordance with the terms of our advance financing facility agreements. Debt service accounts require us to remit collections on pledged advances to the trustee within two days of receipt. Collected funds that are not applied to reduce the related match funded debt until the payment dates specified in the indenture are classified as debt service accounts within Other assets in our consolidated balance sheets. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest, as well as amounts set aside as required by our warehouse facilities as security for our obligations under the related agreements. The funds are held in interest earning accounts and those amounts related to match funded facilities are held in the name of the SPE created in connection with the facility.
We classify the transferred advances on our consolidated balance sheets as a component of Match funded assets and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our consolidated balance sheets.
Financings of Automotive Dealer Financing Notes
Match funded automotive dealer financing notes result from our transfers of short-term, inventory-secured loans to car dealers to an SPE in exchange for cash. We consolidate this SPE because we have determined that Ocwen is the primary beneficiary of the SPE. The SPE issues debt supported by collections on the transferred loans.
We make transfers to the SPE in accordance with the terms of our automotive capital asset receivables financing facility agreements. We classify the transferred loans on our consolidated balance sheets as a component of Match funded assets and the related liabilities as Match funded liabilities. The SPE uses collections of the pledged loans to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by the SPE have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the automotive capital asset receivables financing SPE are comprised solely of Match funded automotive dealer financing notes, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our consolidated balance sheets.
Note 3 — Fair Value
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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows:

		December 31,
		2017		2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$214,262	$214,262	$284,632	$284,632
Loans held for sale, at lower of cost or fair value (b)	3	24,096	24,096	29,374	29,374
Total Loans held for sale		$238,358	$238,358	$314,006	$314,006
Loans held for investment (a)	3	$4,715,831	$4,715,831	$3,565,716	$3,565,716
Advances (including match funded) (c)	3	1,356,393	1,356,393	1,709,846	1,709,846
Automotive dealer financing notes (including match funded) (c)	3	32,757	32,590	33,224	33,147
Receivables, net (c)	3	199,529	199,529	265,720	265,720
Mortgage-backed securities, at fair value (a)	3	1,592	1,592	8,342	8,342
U.S. Treasury notes (a)	1	1,567	1,567	2,078	2,078

Financial liabilities:
Match funded liabilities (c)	3	$998,618	$992,698	$1,280,997	$1,275,059
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$4,601,556	$4,601,556	$3,433,781	$3,433,781
Financing liability - MSRs pledged, at fair value (a)	3	508,291	508,291	477,707	477,707
Other (c)	3	85,227	65,202	101,321	81,805
Total Financing liabilities		$5,195,074	$5,175,049	$4,012,809	$3,993,293
Other secured borrowings:
Senior secured term loan (c) (d)	2	$290,068	$299,741	$323,514	$327,674
Other (c)	3	255,782	255,782	355,029	355,029
Total Other secured borrowings		$545,850	$555,523	$678,543	$682,703

Senior notes:
Senior unsecured notes (c) (d)	2	$3,122	$2,872	$3,094	$3,048
Senior secured notes (c) (d)	2	344,216	355,550	343,695	352,255
Total Senior notes		$347,338	$358,422	$346,789	$355,303

Derivative financial instrument assets (liabilities), at fair value (a):
Interest rate lock commitments	2	$3,283	$3,283	$6,507	$6,507
Forward mortgage-backed securities	1	(545)	(545)	(614)	(614)
Interest rate caps	3	2,056	2,056	1,836	1,836

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$671,962	$671,962	$679,256	$679,256
Mortgage servicing rights, at amortized cost (c) (e)	3	336,882	418,745	363,722	467,911
Total Mortgage servicing rights		$1,008,844	$1,090,707	$1,042,978	$1,147,167

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 12 — Borrowings for additional information.

(e)
Balances include the impaired government-insured stratum of amortization method MSRs, which is measured at fair value on a non-recurring basis and reported net of the valuation allowance. Before applying the valuation allowance of $24.8 million, the carrying value of the impaired stratum at December 31, 2017 was $158.0 million. At December 31, 2016, the carrying value of this stratum was $172.9 million before applying the valuation allowance of $28.2 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Year Ended December 31, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256	$343,662
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	655	—	655
Issuances (1)	1,277,615	(1,281,543)	—	(54,601)	—	(2,214)	(60,743)
Sales	—	—	—	—	—	(540)	(540)
Transfers to Loans held for sale - Fair value	(3,803)	—	—	—	—	—	(3,803)
Transfers to Receivables	(3,583)	—	—	—	—	—	(3,583)
Transfers to Other assets	(1,929)	—	—	—	—	—	(1,929)
Settlements	(444,388)	418,503	—	59,190	(445)	—	32,860
	823,912	(863,040)	—	4,589	210	(2,754)	(37,083)
Total realized and unrealized gains (losses) (2)
Included in earnings (1):
Change in fair value	326,203	(304,735)	(6,750)	(41,282)	10	(4,540)	(31,094)
Calls and other	—	—	—	6,109	—	—	6,109
Included in Other comprehensive income	—	—	—	—	—	—	—
	326,203	(304,735)	(6,750)	(35,173)	10	(4,540)	(24,985)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$4,715,831	$(4,601,556)	$1,592	$(508,291)	$2,056	$671,962	$281,594

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Year Ended December 31, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	1,337	—	1,337
Issuances	1,107,046	(1,086,795)	—	—	—	(1,548)	18,703
Sales	—	—	—	—	—	(148)	(148)
Settlements	(243,596)	230,045	—	63,997	(156)	—	50,290
	863,450	(856,750)	—	63,997	1,181	(1,696)	70,182
Total realized and unrealized gains (losses) (2)
Included in earnings	214,013	(185,669)	357	—	(1,387)	(80,238)	(52,924)
Included in Other comprehensive income	—	—	—	—	—	—	—
	214,013	(185,669)	357	—	(1,387)	(80,238)	(52,924)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256	$343,662

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Year Ended December 31, 2015
Beginning balance	$1,550,141	$(1,444,252)	$7,335	$(614,441)	$567	$93,901	$(406,749)
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	2,506	1,007	3,513
Issuances	1,008,065	(1,024,361)	—	—	—	(2,428)	(18,724)
Transfer from MSRs carried at amortized cost	—	—	—	—	—	839,157	839,157
Sales	—	—	—	—	—	(72,274)	(72,274)
Settlements	(151,134)	153,016	—	72,737	346	—	74,965
	856,931	(871,345)	—	72,737	2,852	765,462	826,637
Total realized and unrealized gains (losses)
Included in earnings	81,181	(75,765)	650	—	(1,377)	(98,173)	(93,484)
Included in Other comprehensive income	—	—	—	—	—	—	—
	81,181	(75,765)	650	—	(1,377)	(98,173)	(93,484)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190	$326,404

(1)
On September 1, 2017, Ocwen transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. The fair value of the portion of the Financing Liability - MSRs Pledged recognized in connection with the transfer declined $42.0 million in 2017 primarily due to $37.6 million recognized at the time of the initial transfer of the MSRs, which had a contractual servicing fee rate of 33.4 bps as compared to the weighted average of 47.1 bps for the loan characteristics used to determine the lump sum payment. See Note 8 — Rights to MSRs.

(2)
Total gains (losses) attributable to derivative financial instruments still held at December 31, 2017 and 2016 were $0.1 million, $0.3 million and $(1.0) million for 2017, 2016 and 2015, respectively. Total losses for 2017, 2016 and 2015 attributable to MSRs still held at December 31, 2017, 2016 and 2015 were $4.5 million, $78.3 million and $90.3 million, respectively.

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
For all other loans held for sale, which we report at the lower of cost or fair value, market illiquidity has reduced the availability of observable pricing data. When we enter into an agreement to sell a loan or pool of loans to an investor at a set price, we value the loan or loans at the commitment price. We base the fair value of loans for which we have no agreement to sell on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows.
Loans Held for Investment
We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows. Significant assumptions include expected prepayment and delinquency rates and cumulative loss curves. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated reverse mortgage loans, expected duration of the asset and current market interest rates.

	December 31,
Significant valuation assumptions	2017	2016
Life in years
Range	4.4 to 8.1	5.5 to 8.7
Weighted average	6.4	6.1
Conditional repayment rate
Range	5.4% to 51.9%	5.2% to 53.8%
Weighted average	13.1%	20.9%
Discount rate	3.2%	3.3%
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
Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we understand the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our verification and analytical procedures, provide reasonable assurance that the prices used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
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

	December 31,
Significant valuation assumptions	2017	2016
Weighted average prepayment speed	8.8%	8.9%
Weighted average delinquency rate	10.9%	11.1%
Advance financing cost	5-year swap	5-year swap
Interest rate for computing float earnings	5-year swap	5-year swap
Weighted average discount rate	9.2%	8.9%
Weighted average cost to service (in dollars)	$108	$108
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

	December 31,
Significant valuation assumptions	2017		2016
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	8.1%	16.6%	8.4%	16.5%
Weighted average delinquency rate	1.0%	28.5%	1.0%	29.3%
Advance financing cost	5-year swap	5-yr swap plus 2.75%	5-year swap	1-Month LIBOR (1ML) plus 3.5%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	1ML
Weighted average discount rate	9.0%	13.0%	9.0%	14.9%
Weighted average cost to service (in dollars)	$64	$305	$64	$307
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

	December 31,
Significant valuation assumptions	2017	2016
Weighted average life in months	2.2	2.7
Average note rate	8.5%	8.3%
Discount rate	10.0%	10.0%
Loan loss rate	21.5%	11.3%
Mortgage-Backed Securities (MBS)
Our subordinate and residual securities are not actively traded, and therefore, we estimate the fair value of these securities using a process based upon the use of an independent third-party valuation expert. Where possible, we consider observable trading activity in the valuation of our securities. Key inputs include expected prepayment rates, delinquency and cumulative loss curves and discount rates commensurate with the risks. Where possible, we use observable inputs in the valuation of our securities. However, the subordinate and residual securities in which we have invested trade infrequently and therefore have few or no observable inputs and little price transparency. Additionally, during periods of market dislocation, the observability of inputs is further reduced. We classify subordinate and residual securities as trading securities and account for them at fair value on a recurring basis. Changes in the fair value of our investment in subordinate and residual securities are recognized in Other, net in the consolidated statements of operations.
U.S. Treasury Notes
We classify U.S. Treasury notes as trading securities and account for them at fair value on a recurring basis. We base the fair value on quoted prices in active markets to which we have access. Changes in the fair value of our investment in U.S. Treasury notes are recognized in Other, net in the consolidated statements of operations.
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
Financing Liabilities
HMBS-Related Borrowings
We have elected to measure these borrowings at fair value. These borrowings are not actively traded, and therefore, quoted market prices are not available. We determine fair value by discounting the future principal and interest repayments over the estimated life of the borrowing at a market rate commensurate with the risk of the estimated cash flows. Significant assumptions include prepayments, discount rate and borrower mortality rates. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.

	December 31,
Significant valuation assumptions	2017	2016
Life in years
Range	4.4 to 8.1	4.5 to 8.7
Weighted average	6.4	5.1
Conditional repayment rate
Range	5.4% to 51.9%	5.2% to 53.8%
Weighted average	13.1%	20.9%
Discount rate	3.1%	2.7%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged (Rights to MSRs)
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

	December 31,
Significant valuation assumptions	2017	2016
Weighted average prepayment speed	17.0%	17.0%
Weighted average delinquency rate	28.9%	29.8%
Advance financing cost	5-year swap plus 2.75%	1ML plus 3.5%
Interest rate for computing float earnings	5-year swap minus 0.50%	1ML
Weighted average discount rate	13.7%	14.9%
Weighted average cost to service (in dollars)	$311	$313
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

Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the Senior Secured Term Loan (SSTL), we based the fair value on quoted prices in a market with limited trading activity.
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
We enter into forward MBS trades to provide an economic hedge against changes in the fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value. Forward MBS trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Forward contracts are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in 1ML interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
Note 4 — Loans Held for Sale

	Years Ended December 31,
Loans Held for Sale - Fair Value	2017	2016	2015
Beginning balance	$284,632	$309,054	$401,120
Originations and purchases	2,678,372	4,211,871	3,944,509
Proceeds from sales	(2,785,422)	(4,236,158)	(4,061,217)
Principal collections	(4,867)	(11,620)	(8,647)
Transfers from Loans held for investment	3,803	—	—
Transfers from Loans held for sale - Lower of cost or fair value	—	3,266	1,200
Gain on sale of loans	35,429	13,421	42,053
Increase (decrease) in fair value of loans	151	(7,030)	(9,066)
Other	2,164	1,828	(898)
Ending balance (1)	$214,262	$284,632	$309,054

(1)	At December 31, 2017, 2016 and 2015, the balances include $5.0 million, $4.9 million and $11.9 million, respectively, of fair value adjustments.
At December 31, 2017, loans held for sale, at fair value with a UPB of $195.2 million were pledged as collateral to warehouse lines of credit in our Lending segment.

	Years Ended December 31,
Loans Held for Sale - Lower of Cost or Fair Value	2017	2016	2015
Beginning balance	$29,374	$104,992	$87,492
Purchases	1,016,791	1,878,561	1,056,172
Proceeds from sales	(861,569)	(1,699,427)	(1,001,939)
Principal collections	(10,207)	(22,607)	(53,400)
Transfers to Receivables, net	(171,797)	(256,336)	(53,468)
Transfers to Other assets	(875)	(7,675)	(18,594)
Transfers to Loans held for sale - Fair value	—	(3,266)	(1,200)
Gain on sale of loans	11,683	24,565	43,449
Decrease in valuation allowance	2,746	4,594	35,018
Other	7,950	5,973	11,462
Ending balance (1)	$24,096	$29,374	$104,992

(1)
At December 31, 2017, 2016 and 2015, the balances include $19.6 million, $24.8 million and $85.9 million, respectively, of loans that we were required to repurchase from Ginnie Mae guaranteed securitizations as part of our servicing obligations. Repurchased loans are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables.

The changes in the valuation allowance are as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$10,064	$14,658	$49,676
Provision	3,109	3,599	(400)
Transfer from Liability for indemnification obligations (Other liabilities)	3,246	2,368	1,180
Sales of loans	(9,415)	(10,208)	(37,776)
Other	314	(353)	1,978
Ending balance	$7,318	$10,064	$14,658
At December 31, 2017, loans held for sale, at lower of cost or fair value with a UPB of $8.4 million were pledged as collateral to a warehouse line of credit in our Servicing segment.
In 2015, we recognized gains of $20.1 million on sales to third parties of loans with a total UPB of $75.7 million we had repurchased under representation and warranty provisions of our contractual obligations to the GSEs as primary servicer of the loans.

	Years Ended December 31,
Gains on Loans Held for Sale, Net	2017	2016	2015
Gain on sales of loans, net
MSRs retained on transfers of forward loans	$20,900	$36,049	$35,968
Fair value gains related to transfers of reverse mortgage loans, net	50,194	24,742	31,857
Gain on sale of repurchased Ginnie Mae loans	11,683	24,565	22,960
Other, net	31,470	7,952	62,185
	114,247	93,308	152,970
Change in fair value of IRLCs	(3,089)	(55)	14
Change in fair value of loans held for sale	1,475	4,595	(8,525)
Loss on economic hedge instruments	(8,529)	(6,592)	(8,675)
Other	(702)	(865)	(815)
	$103,402	$90,391	$134,969

Note 5 — Advances

	December 31,
	2017	2016
Principal and interest	$20,207	$31,334
Taxes and insurance	144,454	170,131
Foreclosures, bankruptcy and other	63,597	94,369
	228,258	295,834
Allowance for losses	(16,465)	(37,952)
	$211,793	$257,882
Advances at December 31, 2017 and 2016 include $18.1 million and $29.0 million, respectively, of advances relating to sales of loans that did not qualify for sale accounting.
The following table summarizes the activity in net advances:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$257,882	$444,298	$893,914
Sales of advances (1)	(444)	(24,631)	(253,335)
Collections of advances, charge-offs and other, net	(67,132)	(165,734)	(224,414)
Net decrease in allowance for losses	21,487	3,949	28,133
Ending balance	$211,793	$257,882	$444,298

(1)	Servicing advances sold primarily in connection with sales of MSRs which met the requirements for sale accounting and which were derecognized from our financial statements at the time of the sale.
The changes in the allowance for losses are as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$37,952	$41,901	$70,034
Provision	21,429	(2,043)	61,445
Net charge-offs and other	(42,916)	(1,906)	(89,578)
Ending balance	$16,465	$37,952	$41,901
Note 6 — Match Funded Assets

	December 31,
	2017	2016
Advances:
Principal and interest	$523,248	$711,272
Taxes and insurance	439,857	530,946
Foreclosures, bankruptcy, real estate and other	181,495	209,746
	1,144,600	1,451,964

Automotive dealer financing notes (1)	35,392	—
Allowance for losses (1)	(2,635)	—
	32,757	—

	$1,177,357	$1,451,964

(1)	Automotive dealer financing notes which have not been pledged to our automotive dealer loan financing facility are reported as Other assets. See Note 11 — Other Assets.

The following table summarizes the activity in match funded assets:

	Years Ended December 31,
	2017		2016	2015
	Advances	Automotive Dealer Financing Notes	Advances	Advances
Beginning balance	$1,451,964	$—	$1,706,768	$2,409,442
Transfer from Other assets	—	25,180	—	—
Sales	(691)	—	(8,923)	(308,990)
New advances (collections), net	(306,673)	10,212	(245,881)	(393,684)
Increase in allowance for losses	—	(2,635)	—	—
Ending balance	$1,144,600	$32,757	$1,451,964	$1,706,768

Note 7 — Mortgage Servicing

	Years Ended December 31,
Mortgage Servicing Rights – Amortization Method	2017	2016	2015
Beginning balance	$363,722	$377,379	$1,820,091
Fair value election - transfer to MSRs carried at fair value (1)	—	—	(787,142)
Additions recognized in connection with asset acquisitions	1,658	17,356	12,355
Additions recognized on the sale of mortgage loans	20,738	37,230	34,962
Sales	(1,066)	(24,452)	(586,352)
Servicing transfers and adjustments	252	—	—
	385,304	407,513	493,914
Decrease (increase) in impairment valuation allowance (2)	3,366	(10,813)	(17,341)
Amortization	(51,788)	(32,978)	(99,194)
Ending balance	$336,882	$363,722	$377,379

Estimated fair value at end of year	$418,745	$467,911	$461,555

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

(2)
Impairment of MSRs is recognized in Servicing and origination expense in the consolidated statements of operations. See Note 3 — Fair Value for additional information regarding impairment and the valuation allowance.

The estimated amortization expense for MSRs, calculated based on assumptions used at December 31, 2017, is projected as follows over the next five years:

2018	$46,705
2019	38,141
2020	34,824
2021	33,578
2022	30,552

Mortgage Servicing Rights – Fair Value Measurement Method

	Years Ended December 31,
	2017			2016			2015
	Agency	Non-Agency	Total	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$13,357	$665,899	$679,256	$15,071	$746,119	$761,190	$93,901	$—	$93,901
Fair value election - transfer from MSRs carried at amortized cost	—	—	—	—	—	—	—	787,142	787,142
Cumulative effect of fair value election	—	—	—	—	—	—	—	52,015	52,015
Sales	—	(540)	(540)	(3)	(145)	(148)	(70,930)	(1,344)	(72,274)
Additions recognized on the sale of residential mortgage loans	162	—	162	—	—	—	—	1,007	1,007
Servicing transfers and adjustments	—	(2,376)	(2,376)	—	(1,548)	(1,548)	—	(2,428)	(2,428)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	243	86,721	86,964	305	—	305	(639)	10,684	10,045
Realization of expected future cash flows and other changes	(1,802)	(89,702)	(91,504)	(2,016)	(78,527)	(80,543)	(7,261)	(100,957)	(108,218)
Ending balance	$11,960	$660,002	$671,962	$13,357	$665,899	$679,256	$15,071	$746,119	$761,190

(1)	Changes in fair value are recognized in Servicing and origination expense in the consolidated statements of operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of December 31, 2017 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(69,646)	$(133,017)
Discount rate (option-adjusted spread)	(14,167)	(27,901)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at December 31, 2017 are increased prepayment speeds and a decrease in the yield assumption.

Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios by type of property serviced as measured by UPB. The servicing portfolio represents loans for which we own the servicing rights while subservicing represents all other loans. The UPB of assets serviced for others are not included on our consolidated balance sheets.

	Residential (1)	Commercial (2)	Total
UPB at December 31, 2017
Servicing	$75,469,327	$—	$75,469,327
Subservicing	2,063,669	—	2,063,669
NRZ (3)	101,819,557	—	101,819,557
	$179,352,553	$—	$179,352,553
UPB at December 31, 2016
Servicing	$86,049,298	$—	$86,049,298
Subservicing	4,330,084	92,933	4,423,017
NRZ (3)	118,712,748	—	118,712,748
	$209,092,130	$92,933	$209,185,063
UPB at December 31, 2015
Servicing	$100,058,745	$—	$100,058,745
Subservicing	13,764,558	105,268	13,869,826
NRZ (3)	137,142,809	—	137,142,809
	$250,966,112	$105,268	$251,071,380

(1)	Includes foreclosed real estate and small-balance commercial assets.

(2)	Consists of large-balance foreclosed real estate. During 2017, we sold or transferred servicing on the remaining managed assets.

(3)	UPB of loans serviced for which the Rights to MSRs have been sold to NRZ, including those subserviced for which third-party consents have been received and the MSRs have been transferred to NRZ.
We sold MSRs relating to loans with a UPB of $219.4 million, $3.7 billion and $87.6 billion during 2017, 2016 and 2015, respectively.
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
From time to time, rating agencies including Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings, Inc. (Fitch) will assign an outlook (or a ratings watch) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” At December 31, 2017, S&P’s servicer ratings outlook for Ocwen is stable in general and its outlook for master servicing is positive. Fitch’s servicer ratings outlook is Negative and Moody’s servicer ratings are on Watch for Downgrade. Downgrades in servicer ratings could adversely affect our ability to finance servicing advances and maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. At December 31, 2017, non-Agency servicing agreements with a UPB of $29.8 billion have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in non-Agency servicing agreements with a UPB of $9.4 billion, or 7% of our total non-Agency servicing portfolio.

The geographic distribution of the UPB and count of residential loans and real estate we serviced was as follows:

	December 31, 2017
	Amount	Count
California	$40,548,633	164,652
New York	17,132,957	72,500
Florida	15,133,283	114,070
New Jersey	8,843,459	43,819
Texas	8,130,540	95,999
Other	89,563,681	730,655
	$179,352,553	1,221,695

	Years Ended December 31,
Servicing Revenue	2017	2016	2015
Loan servicing and subservicing fees
Servicing	$257,419	$293,210	$453,445
Subservicing	7,775	21,427	58,384
NRZ	549,411	633,545	694,833
	814,605	948,182	1,206,662
Late charges	61,763	66,709	82,690
Home Affordable Modification Program (HAMP) fees (1)	43,310	110,367	135,036
Custodial accounts (float earnings)	25,237	8,969	15,870
Loan collection fees	22,770	27,213	31,763
Other	21,691	25,180	59,776
	$989,376	$1,186,620	$1,531,797

(1)
The HAMP program expired on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification.

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by an unaffiliated bank and are excluded from our consolidated balance sheets. Float balances amounted to $1.5 billion, $2.1 billion and $2.2 billion at December 31, 2017, 2016 and 2015, respectively.
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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in (i) the Master Servicing Rights Purchase Agreement dated as of October 1, 2012, as amended, and (ii) certain Sale Supplements, as amended (collectively, the Existing Rights to MSRs Agreements). The July 23, 2017 agreements, as amended, include a Master Agreement, Transfer Agreement and Subservicing Agreement (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer of the MSRs underlying the Rights to MSRs to NRZ and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years (the Initial Term). While we continue the process of obtaining the third-party consents necessary to transfer the MSRs to NRZ, on January 18, 2018, the parties entered into new agreements regarding the Rights to MSRs that remained subject to the Existing Rights to MSRs Agreements (including a Servicing Addendum) and amended the Transfer Agreement (collectively, New RMSR Agreements) to accelerate the implementation of certain parts of our arrangement in order to achieve the intent of the 2017 Agreements sooner. Ocwen will continue to service the related mortgage loans until the necessary third-party consents are obtained in order to transfer the applicable MSRs in accordance with the New RMSR Agreements. Upon receiving the required consents and transferring the MSRs, Ocwen will subservice the mortgage loans underlying the MSRs pursuant to the 2017 Agreements.
The 2017 Agreements and New RMSR Agreements provide for the conversion of the economics of the Existing Rights to MSRs Agreements into a more traditional subservicing arrangement and involve upfront payments to Ocwen. Prior to execution of the New RMSR Agreements, we received these payments upon obtaining the required third-party consents and the transfer of the MSRs. Upon execution of the New RMSR Agreements, we received the balance of these upfront payments. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Existing Rights to MSRs Agreements and the future revenue Ocwen expects to receive under the 2017 Agreements. On September 1, 2017, pursuant to the 2017 Agreements, Ocwen successfully transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. On January 18, 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements.
Due to the length of the Initial Term of the Subservicing Agreement, the transactions in which MSRs are transferred as described above do not qualify as a sale and are accounted for as secured financings. A new liability is recognized in an amount equal to the fair value of any lump sum payments received in connection with the 2017 Agreements and New RMSR Agreements. Due diligence and consent-related costs are recorded in Professional services expense as incurred. Changes in the fair value of the financing liability are recognized in Interest expense.
In the event the required third-party consents are not obtained with respect to any dates specified in, and in accordance with the process set forth in, the New RMSR Agreements, such MSRs will either: (i) remain subject to the New RMSR Agreements at the option of NRZ, (ii) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, or (iii) be sold to a third party in accordance with the terms of the New RMSR Agreements.
At any time during the Initial Term, NRZ may terminate the Subservicing Agreement and Servicing Addendum for convenience, subject to Ocwen’s right to receive a termination fee and proper notice. Following the Initial Term, NRZ may extend the term of the Subservicing Agreement and Servicing Addendum for additional three-month periods by providing proper notice. Following the Initial Term, the Subservicing Agreement and Servicing Addendum can be cancelled by Ocwen on an annual basis. NRZ and Ocwen have the ability to terminate the Subservicing Agreement and Servicing Addendum for cause if certain specified conditions occur.
Under the terms of the Subservicing Agreement and Servicing Addendum, in addition to a base servicing fee, Ocwen will continue to receive ancillary income, which primarily includes late fees, loan modification fees and Speedpay® fees. NRZ will receive all float earnings and deferred servicing fees related to delinquent borrower payments, as well as be entitled to receive all real estate owned (REO) related income including REO referral commissions.
Prior to January 18, 2018, MSRs as to which necessary transfer consents had not yet been obtained continued to be subject to the terms of the agreements entered into in 2012 and 2013. Under the 2012 and 2013 agreements, the servicing fees payable under the servicing agreements underlying the Rights to MSRs were apportioned between NRZ and us. NRZ retained a fee based on the UPB of the loans serviced, and OLS received certain fees, including a performance fee based on servicing fees paid less an amount calculated based on the amount of servicing advances and the cost of financing those advances.

Interest expense related to financing liabilities recorded in connection with the NRZ transactions is indicated in the table below.

	Years Ended December 31,
	2017	2016	2015
Servicing fees collected on behalf of NRZ	$549,411	$633,545	$694,833
Less: Subservicing fee retained by Ocwen	295,192	337,727	355,527
Net servicing fees remitted to NRZ	254,219	295,818	339,306
Less: Reduction (increase) in financing liability
Changes in fair value:
Existing Rights to MSRs Agreements	(83,300)	(2,580)	—
2017 Agreements	42,018	—	—
Runoff, settlement and other	59,190	63,997	70,513
	$236,311	$234,401	$268,793
Interest expense for 2016 and 2015 includes $10.5 million and $14.3 million, respectively of fees incurred in connection with our agreement to compensate NRZ for certain increased costs associated with its servicing advance financing facilities that were the direct result of a previous downgrade of our S&P servicer rating.
In April 2015, Ocwen sold all economic beneficial rights to the “clean-up call rights” to which we are entitled pursuant to servicing agreements that underlie the Rights to MSRs to NRZ for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with such clean-up call. We received $5.9 million, $3.1 million and $2.6 million during 2017, 2016 and 2015, respectively, from NRZ in connection with such clean-up calls. As a result of the 2017 Agreements and the New RMSR Agreements, Ocwen will no longer be entitled to the 0.50% purchase price but will continue to be reimbursed for costs incurred with respect to such efforts and will receive an administrative fee.
Note 9 — Receivables

	December 31,
	2017	2016
Servicing-related receivables
Government-insured loan claims	$114,971	$133,063
Due from custodial accounts	36,122	44,761
Reimbursable expenses	31,709	29,358
Due from NRZ	14,924	21,837
Other	11,959	27,086
	209,685	256,105
Income taxes receivable	36,831	61,932
Other receivables	19,600	21,125
	266,116	339,162
Allowance for losses	(66,587)	(73,442)
	$199,529	$265,720
At December 31, 2017 and 2016, the allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) were $53.3 million at both December 31, 2017 and 2016.
Changes in the allowance for losses related to government-insured loan claims are as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$53,258	$20,571	$9,976
Provision	40,424	61,322	33,710
Charge-offs and other, net	(40,342)	(28,635)	(23,115)
Ending balance	$53,340	$53,258	$20,571

Note 10 — Premises and Equipment

	December 31,
	2017	2016
Computer software	$43,137	$58,322
Computer hardware	29,848	35,192
Leasehold improvements	23,425	25,975
Buildings	9,689	9,689
Office equipment	8,071	9,200
Furniture and fixtures	4,141	6,825
Other	1,364	2,914
	119,675	148,117
Less accumulated depreciation and amortization	(82,669)	(85,373)
	$37,006	$62,744
Note 11 — Other Assets

	December 31,
	2017	2016
Contingent loan repurchase asset	$431,492	$246,081
Debt service accounts	33,726	42,822
Other prepaid expenses	22,559	22,271
Prepaid representation, warranty and indemnification claims - Agency MSR sale	20,173	34,917
Prepaid lender fees, net (1)	9,496	9,023
Other restricted cash	9,179	3,027
Prepaid income taxes (2)	5,621	8,392
Derivatives, at fair value	5,429	9,279
Interest-earning time deposits	4,739	6,454
Real estate	3,070	5,249
Mortgage-backed securities, at fair value	1,592	8,342
Automotive dealer financing notes, net	—	33,224
Other	7,715	9,023
	$554,791	$438,104

(1)	We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(2)	The deferred tax effects of intra-entity transfers of MSRs have been recognized as prepaid income taxes and are presently being amortized to Income tax expense over 7-year periods through 2021.
Automotive dealer financing notes represent short-term inventory-secured floor plan loans to independent used car dealerships that have not been pledged to our automotive dealer loan financing facility. We ceased new lending and terminated this facility in January 2018. The balance of the notes of $7.7 million and $37.6 million are reported net of an allowance of $7.7 million and $4.4 million at December 31, 2017 and 2016, respectively. Changes in the allowance are as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$4,371	$27	$—
Provision	3,293	4,344	27
Ending balance	$7,664	$4,371	$27

Note 12 — Borrowings

Match Funded Liabilities				December 31, 2017		December 31, 2016
Borrowing Type	Maturity (1)	Amorti-zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities
Advance Receivables Backed Notes, Series 2014-VF3	Aug. 2047	Aug. 2017	$—	—%	$—	3.12%	$74,394
Advance Receivables Backed Notes, Series 2014-VF4 (4)	Aug. 2048	Aug. 2018	37,905	4.29	67,095	3.12	74,394
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Aug. 2048	Aug. 2018	37,905	4.29	67,095	3.12	74,394
Advance Receivables Backed Notes - Series 2015-T3 (5)	Nov. 2047	Nov. 2017	—	—	—	3.48	400,000
Advance Receivables Backed Notes - Series 2016-T1 (5)	Aug. 2048	Aug. 2018	—	2.77	265,000	2.77	265,000
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Advance Receivables Backed Notes - Series 2017-T1 (5)	Sep. 2048	Sep. 2018	—	2.64	250,000	—	—
Total Ocwen Master Advance Receivables Trust (OMART)			75,810	3.02	884,190	3.14	1,123,182

Total Ocwen Servicer Advance Receivables Trust III (OSART III) - Advance Receivables Backed Notes, Series 2014-VF1 (6)	Dec. 2048	Dec. 2018	21,232	4.63	33,768	4.63	63,093

Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (7)	Jun. 2048	Jun. 2018	53,922	4.52	56,078	3.54	94,722
Total Servicing Advance Financing Facilities			150,964	3.16%	974,036	3.21%	1,280,997

Automotive Capital Asset Receivables Trust (ACART) - Loan Series 2017-1 (8)	Feb. 2021	Feb. 2019	25,418	6.77%	24,582	—%	—

			$176,382	3.25%	$998,618	3.21%	$1,280,997

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

(2)
Borrowing capacity is available to us provided that we have eligible collateral to pledge. Collateral may only be pledged to one facility. At December 31, 2017, $12.4 million of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 1.56% and 0.77% at December 31, 2017 and 2016, respectively.

(4)
Effective January 1, 2018, the borrowing capacity of the Series 2014-VF4 and the Series 2014-VF5 variable rate notes were each reduced from $105.0 million to $70.0 million. There is a ceiling of 125 basis points (bps) for 1ML in determining the interest rate for these variable rate notes. Rates on the individual notes are based on 1ML plus a margin of 235 to 635 bps.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2016-T1 and Series 2016-T2 fixed-rate term notes until the amortization date. If there is insufficient eligible collateral to support the level of borrowing, the excess cash proceeds in an amount necessary to make up the deficit are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the outstanding notes. The Series 2016-T1, Series 2016-T2 and Series 2017-T1 term notes have a total combined borrowing capacity of $750.0 million. Rates on the individual classes of notes range from 2.4989% to 4.4456%.

(6)
The maximum borrowing capacity under this facility is $55.0 million. There is a ceiling of 300 bps for 1ML in determining the interest rate for these variable rate notes. Rates on the individual notes are based on the lender’s cost of funds plus a margin of 235 to 475 bps.

(7)
The combined borrowing capacity of the notes is $110.0 million with interest computed based on the lender’s cost of funds plus a margin of 250 to 500 bps. There is a ceiling of 300 bps for 1ML in determining the interest rate for these variable rate notes.

(8)
The committed borrowing capacity for the Loan Series 2017-1 Notes is $50.0 million at December 31, 2017. Rates on the Loan Series 2017-1 Notes are based on cost of funds plus a margin of 500 bps. On January 23, 2018, we voluntarily terminated the Loan Series 2017-1 Notes.

Pursuant to the Existing Rights to MSRs Agreements, NRZ assumed the obligation to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of December 31, 2017, we were the servicer on Rights to MSRs sold to NRZ pertaining to approximately $101.8 billion in UPB and the associated outstanding servicing advances as of such date were approximately $3.2 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. See Note 8 — Rights to MSRs for additional information.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with advances subsequently sold to, or reimbursed by, NRZ.

Financing Liabilities				Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Maturity	2017	2016
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	4,601,556	3,433,781

Other Financing Liabilities
MSRs pledged, at fair value
Existing Rights to MSRs Agreements	MSRs	(2)	(2)	499,042	477,707
2017 Agreements	MSRs	(3)	(3)	9,249	—
				508,291	477,707
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (4)	MSRs	(4)	Feb. 2028	72,575	81,131
Advances pledged (5)	Advances on loans	(5)	(5)	12,652	20,193
				593,518	579,031

				$5,195,074	$4,012,812

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

(2)
This financing liability has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

(3)
This financing liability arose in connection with lump sum payments received upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ. We received lump sum payments of $54.6 million as compensation for foregoing certain payments under the Existing Rights to MSRs Agreements. This liability has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows.

(4)
OASIS noteholders are entitled to receive a monthly payment equal to the sum of: (a) 21 basis points of the UPB of the reference pool of Freddie Mac mortgages; (b) any termination payment amounts; (c) any excess refinance amounts; and (d) the note redemption amounts, each as defined in the indenture supplement for the notes. Monthly amortization of the liability is estimated using the proportion of monthly projected service fees on the underlying MSRs as a percentage of lifetime projected fees, adjusted for the term of the notes.

(5)	Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity or interest rate.

Other Secured Borrowings					Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	2017	2016
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$298,251	$335,000

Mortgage loan warehouse facilities
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Aug. 2018	79,279	8,221	12,370
Master repurchase agreements	LHFS	1ML + 200 bps; 1ML floor of 0.0%	Aug. 2017	—	—	173,543
Participation agreements (4)	LHFS	N/A	Apr. 2018 (4)	—	161,433	92,739
Mortgage warehouse agreement (5)	LHFS (reverse mortgages)	1ML + 275 bps; interest rate floor of 350 bps	Oct. 2018	—	32,042	26,254
Master repurchase agreement	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 25 bps	Aug. 2017	—	—	50,123
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec.2018	95,914	54,086	—
Master repurchase agreement (7)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Dec.2018	50,000	—	—
				225,193	255,782	355,029

				$225,193	554,033	690,029
Unamortized debt issuance costs - SSTL					(5,423)	(7,612)
Discount - SSTL					(2,760)	(3,874)
					$545,850	$678,543

Weighted average interest rate					5.22%	4.56%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, $21.8 million could be used at December 31, 2017 based on the amount of eligible collateral that had been pledged.

(2)
Under the terms of the Amended and Restated Senior Secured Term Loan Facility Agreement with a borrowing capacity of $335.0 million, we may request increases to the loan amount of up to $100.0 million, with additional increases subject to certain limitations. We are required to make quarterly payments of $4.2 million on the SSTL, the first of which was paid on March 31, 2017.

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

(4)
Under these participation agreements, the lender provides financing for a total of $250.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement.

(5)
Under this participation agreement, the lender provides financing for $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.

(6)
Under this agreement, the lender provides financing on a committed basis for up to $150.0 million. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.

(7)	Under this agreement, the lender provides financing for up to $50.0 million at the discretion of the lender.

Senior Notes			Balance at December 31,
	Interest Rate	Maturity	2017	2016
Senior unsecured notes (1)	6.625%	May 2019	$3,122	$3,122
Senior secured notes (2)	8.375%	Nov. 2022	346,878	346,878
			350,000	350,000
Unamortized debt issuance costs			(2,662)	(3,211)
			$347,338	$346,789

(1)
Ocwen may redeem all or a part of the remaining 6.625% Senior Unsecured Notes due May 15, 2019 (Senior Unsecured Notes), upon not less than 30 nor more than 60 days’ notice, at a redemption price (expressed as percentages of principal amount) of 103.313% and 100.000% during the twelve-month periods beginning on May 15, 2017 and 2018 (and thereafter), respectively, plus accrued and unpaid interest and additional interest, if any.

(2)
In 2016, OLS completed a debt-for-debt exchange offer whereby OLS issued $346.9 million aggregate principal amount of 8.375% Senior Secured Second Lien Notes that mature November 15, 2022 (Senior Secured Notes) in exchange for $346.9 million aggregate principal amount (or 99.1%) of Ocwen’s Senior Unsecured Notes. Interest is payable semiannually on each May 15 and November 15, and commenced on May 15, 2017. The Senior Secured Notes are guaranteed by Ocwen and OMS, Homeward Residential Holdings, Inc., Homeward and ACS (the Guarantors). The Senior Secured Notes are secured by second priority liens on the assets and properties of OLS and the Guarantors that secure the first priority obligations under the SSTL, excluding certain MSRs.

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

The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on Ocwen’s ability and the ability of its restricted subsidiaries (including OLS) to (i) incur additional debt or issue preferred stock; (ii) pay dividends or make distributions on or purchase equity interests of Ocwen (iii) repurchase or redeem subordinated debt prior to maturity; (iv) make investments or other restricted payments; (v) create liens on assets to secure debt of OLS or any Guarantor; (vi) sell or transfer assets; (vii) enter into transactions with affiliates; and (viii) enter into mergers, consolidations, or sales of all or substantially all of the assets of Ocwen and its restricted subsidiaries, taken as a whole. As of the date of the Indenture, all of Ocwen’s subsidiaries are restricted subsidiaries. The restrictive covenants set forth in the Indenture are subject to important exceptions and qualifications. Many of the restrictive covenants will be suspended if (i) the Senior Secured Notes achieve an investment grade rating from both Moody’s and S&P and (ii) no default or event of default has occurred and is continuing under the Indenture. Covenants that are suspended as a result of achieving these ratings will again apply if one or both of Moody’s and S&P withdraws its investment grade rating or downgrades the rating assigned to the Senior Secured Notes below an investment grade rating.
See Note 26 — Subsequent Events for more information on certain additional debt we will assume in connection with our pending acquisition of PHH Corporation.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. At December 31, 2017, S&P affirmed our long-term corporate rating of “B-”, Moody’s downgraded our long-term corporate rating to “Caal” and Fitch placed our ratings on Negative. At December 31, 2017, the Kroll ratings were withdrawn at the request of Ocwen. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or acquisitions or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt of OLS or any Guarantor, enter into transactions with an affiliate;

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
Financial covenants in our debt agreements require that we maintain, among other things:

•	a 40% loan to collateral value ratio, as defined under our SSTL, as of the last date of any fiscal quarter; and

•	specified levels of tangible net worth and liquidity at the OLS level.
As of December 31, 2017, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $1.1 billion in consolidated tangible net worth, as defined, at OLS under our match funded debt and certain of our repurchase agreements, and $450.0 million at Ocwen under our automotive dealer loan financing facility. In January 2018, we terminated the automotive dealer loan financing facility.
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

	Expected Maturity Date (1) (2) (3)
	2018	2019	2020	2021	2022	There- after	Total Balance	Fair Value
Match funded liabilities	$739,036	$259,582	$—	$—	$—	$—	$998,618	$992,698
Other secured borrowings	272,532	16,750	264,751	—	—	—	554,033	555,523
Senior notes	—	3,122	—	—	346,878	—	350,000	358,422
	$1,011,568	$279,454	$264,751	$—	$346,878	$—	$1,902,651	$1,906,643

(1)	Amounts are exclusive of any related discount or unamortized debt issuance costs.

(2)
For match funded liabilities, the Expected Maturity Date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

(3)
Excludes financing liabilities recognized in connection with asset sales transactions accounted for as financings, including $499.0 million recorded in connection with sales of Rights to MSRs and $4.6 billion recorded in connection with the securitizations of HMBS. These financing liabilities have no contractual maturity and are amortized over the life of the underlying assets.

Note 13 — Other Liabilities

	December 31,
	2017	2016
Contingent loan repurchase liability	$431,492	$246,081
Due to NRZ (1)	98,493	83,248
Other accrued expenses	75,088	80,021
Accrued legal fees and settlements	51,057	93,797
Servicing-related obligations	35,239	35,324
Liability for indemnification obligations	23,117	27,546
Checks held for escheat	19,306	16,890
Amounts due in connection with MSR sales	8,291	39,398
Accrued interest payable	5,172	3,698
Deferred income	3,463	4,481
Liability for uncertain tax positions	3,252	23,216
Derivatives, at fair value	635	1,550
Other	14,805	25,989
	$769,410	$681,239

(1)	Balances represent advance collections and servicing fees to be remitted to NRZ.

We monitor our legal and regulatory matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We establish a liability for settlements, including fines and penalties, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated. See Note 22 — Regulatory Requirements and Note 24 — Contingencies for additional information. We recognize legal costs associated with loss contingencies in Professional services expense in the consolidated statement of operations as incurred.
The changes in the liability for legal fees and settlements are as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$93,797	$74,922	$38,962
Accrual for probable losses (1)	133,656	74,943	30,691
Payments (2)	(174,941)	(47,754)	(4,928)
Net change in accrued legal fees	482	(6,231)	10,196
Other (3)	(1,937)	(2,083)	1
Ending balance	$51,057	$93,797	$74,922

(1)
Consists of amounts accrued for probable losses in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the consolidated statements of operations.

(2)	Includes cash payments made in connection with resolved legal and regulatory matters.

(3)
During the year ended December 31, 2017, Ocwen issued 625,000 shares of common stock with a fair value of $1.9 million in connection with a legal settlement. The remaining 1,875,000 shares were issued in January 2018.

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
Ocwen and NRZ entered into a share purchase agreement pursuant to which Ocwen sold NRZ 6,075,510 shares of newly-issued Ocwen common stock for $13.9 million. Ocwen received the sales proceeds from NRZ on July 24, 2017 and issued the shares. The shares have not been registered under the Securities Act of 1933 and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder. See Note 8 — Rights to MSRs for additional information.
Ocwen agreed to issue an aggregate of 2,500,000 shares of common stock in connection with a mediated settlement of litigation. As of December 31, 2017, Ocwen had issued 625,000 shares with the remaining 1,875,000 shares issued in January 2018. The shares have not been registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration set forth in Section 3(a)(10) of the Act. See Note 24 — Contingencies for additional information.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows:

	December 31,
	2017	2016
Unrealized losses on cash flow hedges	$1,128	$1,329
Other	121	121
	$1,249	$1,450
Note 15 — Derivative Financial Instruments and Hedging Activities
Certain of our current derivative agreements are not exchange-traded, exposing us to credit loss in the event of nonperformance by the counterparty to the agreements. We manage counterparty credit risk by entering into financial instrument transactions through primary dealers or approved counterparties and the use of mutual margining agreements whenever possible to limit potential exposure. We regularly evaluate the financial position and creditworthiness of our counterparties. The notional amount of our contracts does not represent our exposure to credit loss.

The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. None of the derivatives was designated as a hedge for accounting purposes at December 31, 2017:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at December 31, 2016	$360,450	$609,177	$955,000
Additions	3,711,902	2,914,283	211,667
Amortization	—	—	(416,667)
Maturities	(3,221,782)	(2,289,228)	—
Terminations	(754,231)	(993,409)	(375,000)
Notional balance at December 31, 2017	$96,339	$240,823	$375,000

Maturity	Jan. 2018 - Mar. 2018	Feb. 2018	Jul. 2018 - Dec. 2019

Fair value of derivative assets (liabilities) (1) at:
December 31, 2017	$3,283	$(545)	$2,056
December 31, 2016	6,507	(614)	1,836

Gains (losses) on derivatives during the years ended:	Gain on Loans Held for Sale, Net		Other, Net
December 31, 2017	$(3,089)	$(8,529)	$10
December 31, 2016	(55)	(6,592)	(1,387)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our consolidated balance sheets.
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to insignificant foreign currency exchange rate risk.
Interest Rate Risk
Interest Rate Lock Commitments
A loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan; thus, we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We enter into forward contracts with respect to both fixed and variable rate loan commitments.
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

Included in AOCL at December 31, 2017 and 2016, respectively, were $1.2 million and $1.4 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges. Changes in AOCL were as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$1,450	$1,763	$8,413

Losses on terminated cash flow hedging relationships amortized to earnings	(201)	(337)	(7,042)
Decrease in deferred taxes on accumulated losses on cash flow hedges	—	24	392
Decrease in accumulated losses on cash flow hedges, net of taxes	(201)	(313)	(6,650)

Ending balance	$1,249	$1,450	$1,763
Other income (expense), net, includes the following related to derivative financial instruments:

	Years Ended December 31,
	2017	2016	2015
Gain (loss) on economic hedges	$10	$(1,387)	$(1,377)
Write-off of losses in AOCL for a discontinued hedge relationship (1)	(201)	(337)	(7,042)
	$(191)	$(1,724)	$(8,419)

(1)
Includes the accelerated write-off in 2015 of deferred losses on a swap that had been designated for accounting purposes as a hedge of the purchase price of an MSR acquisition, when we sold a portion of the related MSRs.

Note 16 — Interest Income

	Years Ended December 31,
	2017	2016	2015
Loans held for sale	$11,100	$15,774	$16,167
Automotive dealer financing notes	3,069	1,534	39
Interest earning cash deposits and other	1,796	1,775	2,114
	$15,965	$19,083	$18,320
Note 17 — Interest Expense

	Years Ended December 31,
	2017	2016	2015
Financing liabilities	$242,514	$248,834	$292,306
Match funded liabilities	47,624	66,879	65,248
Other secured borrowings	39,531	60,469	91,391
Senior notes	29,806	30,012	26,259
Other	3,763	6,389	7,169
	$363,238	$412,583	$482,373

Note 18 — Income Taxes
For income tax purposes, the components of loss before taxes were as follows:

	Years Ended December 31,
	2017	2016	2015
Domestic	$(75,143)	$(130,920)	$(62,903)
Foreign	(68,830)	(75,441)	(66,958)
	$(143,973)	$(206,361)	$(129,861)
The components of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(21,859)	$(8,025)	$46,680
State	(3,938)	460	1,079
Foreign	9,550	5,099	161
	(16,247)	(2,466)	47,920
Deferred:
Federal	27,289	(22,054)	(27,173)
State	702	4,701	(3,719)
Foreign	2,719	(2,806)	2,754
Provision for (reversal of) valuation allowance on deferred tax assets	(29,979)	15,639	97,069
	731	(4,520)	68,931
Total	$(15,516)	$(6,986)	$116,851
Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows:

	Years Ended December 31,
	2017	2016	2015
Expected income tax expense (benefit) at statutory rate	$(50,391)	$(72,225)	$(45,451)
Differences between expected and actual income tax expense:
U.S Tax Reform - Change in Federal rate	62,758	—	—
U.S Tax Reform - Transition Tax	34,846	—	—
Foreign tax differential including effectively connected income (1)	(12,140)	42,463	41,695
Provision for (reversal of) liability for uncertain tax positions	(16,925)	2,236	18,205
Provision for (reversal of) valuation allowance on deferred tax assets (2)	(29,979)	15,639	97,069
Provision for liability for intra-entity transactions	2,484	3,357	4,700
State tax, after Federal tax benefit	(3,938)	250	(2,867)
Excess tax benefits from share-based compensation	(3,701)	—	—
Other permanent differences	2,783	515	(463)
Non-deductible regulatory settlements	—	—	700
Other	(1,313)	779	3,263
Actual income tax expense (benefit)	$(15,516)	$(6,986)	$116,851

(1)
The foreign tax differential includes a benefit recognized in 2017 and 2016 for taxable losses earned by OMS which are taxable in the U.S. as effectively connected income (ECI). The foreign tax differential for 2015 included positive ECI expected to be generated for that year. The impact of ECI to income tax expense (benefit) for 2017, 2016 and 2015 was $(28.5) million, $(7.4) million and $7.3 million, respectively.

(2)
The benefit recorded for the provision for valuation allowance in 2017 relates primarily to the reduction in the valuation allowance necessary as a result of revaluing our deferred tax assets due to U.S. tax reform and the reduction in the corporate tax rate. This benefit is partially offset by an increase in valuation allowance necessary for current year losses. The provision for valuation allowance in

2016 and 2015 primarily relates to the recording of the valuation allowance on both the U.S. and USVI net deferred tax assets as of December 31, 2016 and 2015. Also included in the provision for valuation allowance in 2015 is the reversal of a portion of the valuation allowance previously recorded on taxable losses earned by OMS which were taxable in the U.S. as ECI, which is equal to the positive taxable income that is expected to be generated for ECI purposes for the year ended December 31, 2015.
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
The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018.
This reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after-tax earnings. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including the Base Erosion and Anti-Abuse Tax (BEAT), Global Intangible Low-Taxed Income (GILTI), and revised interest deductibility limitations) which we are currently reviewing. It is possible that any impact of these provisions could significantly reduce the benefit of the reduction in the statutory U.S. federal rate. Due to the uncertain practical and technical application of many of these provisions in the Tax Act, at this time, we are unable to make a final determination of the precise impact on its future earnings.
Under the Tax Act, the transition to a new territorial tax system will cause Ocwen to incur a deemed repatriation tax (Transition Tax) on undistributed earnings of non-U.S. subsidiaries. The amount of the Transition Tax is dependent upon many factors, including the accumulated earnings and profits (E&P) of Ocwen’s non-U.S. subsidiaries, our ability and willingness to utilize foreign tax credits and/or net operating loss (NOL) carryforwards, and 2017 taxable income or loss amounts in the U.S. and non-U.S. jurisdictions. The estimated impact of the Transition Tax on the December 31, 2017 financial statements is a reduction to the U.S. federal NOL carryforward of approximately $16.9 million. The reduction of the NOL deferred tax asset results in an offsetting release of the valuation allowance.
Due to the various factors affecting the calculation, our decision regarding how best to utilize the foreign tax credits and/or NOL carryforwards is subject to change as we continue to wait for further guidance and analyze additional information necessary to finalize the calculations and maximize the long-term value to Ocwen. As we await further guidance and continue to analyze our options with regard to the 2017 income tax return filing position, our determination of the impact of the Transition Tax on our December 31, 2017 financial statements for U.S. federal income taxes and state income taxes is preliminary at this time.

Net deferred tax assets were comprised of the following:

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforward	$59,271	$67,657
Foreign deferred assets	6,769	5,219
Intangible asset amortization	5,541	8,223
Partnership losses	5,360	8,976
Accrued incentive compensation	4,798	8,017
Foreign tax credit	4,262	4,262
Stock-based compensation expense	4,202	5,659
Mortgage servicing rights amortization	3,664	11,592
Accrued other liabilities	3,239	5,543
Accrued legal settlements	3,602	9,178
Tax residuals and deferred income on tax residuals	2,569	4,037
Bad debt and allowance for loan losses	2,383	3,268
Interest expense disallowance	2,032	—
Reserve for servicing exposure	1,312	1,900
Capital losses	937	1,450
Delinquent servicing fees	769	1,647
Other	3,245	1,872
	113,955	148,500
Deferred tax liabilities
Foreign undistributed earnings	4,858	13,619
Other	49	76
	4,907	13,695
	109,048	134,805
Valuation allowance (1)	(107,048)	(132,073)
Deferred tax assets, net	$2,000	$2,732

(1)
The decline in the valuation allowance of $25.0 million in 2017 is due to a $30.0 million reversal of valuation allowance on deferred tax assets (through a reduction in income tax expense), offset in part by the establishment of a $5.0 million valuation allowance (through a reduction in retained earnings) on the deferred tax asset recognized in connection with our adoption of ASU 2016-09.

As of December 31, 2017, we had a U.S. net deferred tax asset of $62.9 million and a USVI net deferred tax asset of $43.9 million.
As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, we have revalued our U.S. and USVI net deferred tax assets at December 31, 2017. The net deferred tax assets in the U.S. and USVI jurisdictions have decreased by $36.1 million and $26.6 million, respectively, due to the change in the corporate tax rate. As the net deferred tax assets in these jurisdictions have full valuation allowances, the revaluation of our net deferred tax assets does not have an impact on our consolidated statement of financial position or consolidated statement of operations.
In addition to the reduction in our net deferred tax assets above, the Tax Act may have other impacts to our deferred tax assets, including, but not limited to, a reassessment of the valuation allowance due to changes in future taxable income and the likelihood of our ability to realize the existing deferred tax asset associated with previously disallowed interest expense. As a result, the net deferred tax assets recorded as of December 31, 2017 are provisional in accordance with the guidance in SAB 118. We will record any additional tax effects to our deferred tax assets in the first reporting period during which the amounts are determined.
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. Both the U.S. and USVI jurisdictions are in a three-year cumulative loss position as of December 31, 2017. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a valuation allowance of $62.9 million and $95.5 million on our U.S. net deferred tax assets at December 31, 2017 and 2016, respectively, and a valuation allowance of $43.9 million and $36.2 million on our USVI net deferred tax assets at December 31, 2017 and 2016, respectively. These U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
At December 31, 2017, we had U.S. NOL carryforwards and USVI NOL carryforwards of $266.4 million and $463.4 million. These carryforwards will expire beginning 2019 through 2035. We believe that it is more likely than not that the benefit from certain U.S. and USVI NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $55.9 million and $3.1 million on the deferred tax assets relating to these U.S. and USVI NOL carryforwards, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2017 will be accounted for as a reduction of income tax expense. Additionally, $328.4 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we have, therefore, reflected the tax-effect of this attribute as a component of income taxes receivable. We also have U.S. and USVI capital loss carryforwards of $0.5 million and $15.3 million, respectively, at December 31, 2017 against which a valuation allowance has been recorded.
NOL carryforwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur. We periodically evaluate our NOL carryforwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL carryforwards. If it is determined that an ownership change(s) has occurred, there may be annual limitations on the use of these NOL carryforwards under Section 382 (or comparable provisions of foreign or state law).
Generally, a Section 382 ownership change occurs if, over a rolling three-year period, there has been an aggregate increase of 50 percentage points or more in the percentage of our stock owned by one or more “5-percent shareholders.” Ownership for Section 382 purposes is determined primarily by an economic test, while the SEC definition of beneficial ownership focuses generally on the right to vote or control disposition of the shares. In general, the Section 382 economic test looks to who has the right to receive dividends paid with respect to shares, and who has the right to receive proceeds from the sale or other disposition of shares. Section 382 also contains certain constructive ownership rules, which generally attribute ownership of stock held by estates, trusts, corporations, partnerships or other entities to the ultimate indirect individual owner of the shares, or to related individuals. Generally, a person’s direct or indirect economic ownership interest in shares (rather than record title, voting control or other factors) is taken into account for Section 382 purposes.
For purposes of determining the existence and identity of, and the amount of stock owned by any shareholder, the Internal Revenue Service permits us to rely on the existence or absence of filings with the SEC of Schedules 13D, 13F and 13G (or similar filings) as of any date, subject to our actual knowledge of the ownership of our common stock. Investors who file a Schedule 13G or Schedule 13D (or list our common stock in their Schedules 13F) may beneficially own 5% or more of our common stock for SEC reporting purposes but nonetheless may not be Section 382 “5-percent shareholders” and therefore their beneficial ownership will not result in a Section 382 ownership change.
We are currently in the process of evaluating whether we experienced an ownership change, as defined under Section 382, and have identified risk that an ownership change may have occurred in the U.S. jurisdiction during 2015, which would also result in an ownership change under 382 in the USVI jurisdiction during 2015. As part of this evaluation, Ocwen is seeking additional information pertaining to certain identified 5% shareholders, and their economic ownership for Section 382 purposes. To the extent an ownership change is ultimately determined to have occurred, the annual utilization of our NOLs may be subject to certain limitations under Section 382 and other limitations under state tax laws.
Any reduction to our NOL deferred tax asset due to an annual Section 382 limitation and the NOL carryforward period is expected to result in an offsetting reduction in valuation allowance related to the NOL deferred tax asset. Therefore, at this time, we anticipate that any limitation would not have a material impact on our consolidated statements of operations. However, as we are still in the process of evaluating whether and when we experienced an ownership change and are seeking additional information from shareholders, the final impact of Section 382 limitations has not been determined.

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
A reconciliation of the beginning and ending amount of the total liability for uncertain tax positions is as follows:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$16,994	$32,548	$22,523
Additions for tax positions of prior years	2,281	—	13,162
Reductions for tax positions of prior years	—	—	(2,741)
Reductions for settlements	(387)	(14,420)	—
Lapses in statute of limitations	(16,607)	(1,134)	(396)
Ending balance	$2,281	$16,994	$32,548
We recognized total interest and penalties of $(5.1) million, $(1.0) million and $6.3 million in 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, accruals for interest and penalties were $1.0 million and $6.2 million, respectively. As of December 31, 2017 and 2016, we had a liability for uncertain tax positions of $2.3 million and $17.0 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We believe that it is reasonably possible that a decrease of up to $2.3 million in unrecognized tax benefits may be necessary within the next 12 months.
As of December 31, 2017, we have recognized a deferred tax liability of $4.9 million for India and Philippines subsidiary undistributed earnings of $30.2 million. With the exception of India and Philippines subsidiary earnings, we consider the remainder of our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S. based on our specific plans for reinvestment. As of December 31, 2017, our foreign subsidiaries have approximately $209.8 million of undistributed earnings and $257.6 million of cash and short-term investments. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability is not practicable.
OMS is headquartered in Christiansted, St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. We refer to these benefits as “EDC benefits” as they are granted by the USVI Economic Development Commission. We were approved as a Category IIA service business, and are therefore entitled to receive benefits that may have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. The EDC benefits had no impact on our current foreign tax benefit in 2017 because we are incurring current losses in the USVI and do not have carryback potential for these losses. As a result, no current benefit can be recognized for these losses. The impact of these EDC benefits decreased our current foreign tax benefit by $62.7 million and $68.2 million related to 2016 and 2015 USVI losses, respectively. The detriment of these EDC benefits on diluted earnings per share was $(0.51) and $(0.54) for 2016 and 2015, respectively.

Note 19 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For 2017, 2016 and 2015, we have excluded the effect of stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Years Ended December 31,
	2017	2016	2015
Basic loss per share
Net loss attributable to Ocwen stockholders	$(127,966)	$(199,762)	$(247,017)

Weighted average shares of common stock	127,082,058	123,990,700	125,315,899

Basic loss per share	$(1.01)	$(1.61)	$(1.97)

Diluted loss per share
Net loss attributable to Ocwen stockholders	$(127,966)	$(199,762)	$(247,017)

Weighted average shares of common stock	127,082,058	123,990,700	125,315,899
Effect of dilutive elements	—	—	—
Dilutive weighted average shares of common stock	127,082,058	123,990,700	125,315,899

Diluted loss per share	$(1.01)	$(1.61)	$(1.97)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	5,487,164	7,176,089	2,038,588
Market-based (2)	862,446	795,456	924,438

(1)	Stock options were anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock.

(2)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
Note 20 — Employee Compensation and Benefit Plans
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
Our contributions to these plans were $5.4 million, $5.0 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2017 Performance Incentive Plan (the 2017 Equity Plan) are our primary incentive compensation plans for executives and other eligible employees. Previously issued equity awards remain outstanding under the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $24.5 million, $25.5 million and $30.2 million of compensation expense during 2017, 2016 and 2015, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan and the 2017 Equity Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards to employees. Effective with the approval of the 2017 Equity Plan by Ocwen shareholders on May 24, 2017, no new awards will be granted under the 2007 Equity Plan. The number of remaining shares available for award grants under the 2007 Equity Plan became available for award grants under the 2017 Equity Plan effective upon shareholder approval. At December 31, 2017, there were 4,696,602 shares of common stock remaining available for future issuance under these plans. Awards under these plans had the following characteristics in common:

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

Total Award	100%

Type of Award	Percent of Total Equity Award	Vesting Period
2016 and 2017 Awards:
Stock Units:
Service Condition:
Time-based	30%	Over three years with 1/3rd vesting on each of the first three anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	70
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

	Years Ended December 31,
Stock Options	2017		2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,926,634	$9.88	7,151,225	$10.10	6,828,861	$9.99
Granted (1)(2)	—	—	—	—	968,041	17.48
Exercised (3)(4)	—	—	(69,805)	5.81	(145,677)	5.24
Forfeited/Canceled (1)	(217,979)	7.16	(154,786)	21.80	(500,000)	24.38
Outstanding at end of year (5)(6)	6,708,655	$9.97	6,926,634	$9.88	7,151,225	$10.10

Exercisable at end of year (5)(6)(7)	6,234,830	$8.87	6,344,958	$8.71	6,187,559	$8.25

(1)
Upon the resignation of our former executive chairman as an officer and director of Ocwen on January 16, 2015, 500,000 of his unvested options would have been forfeited immediately. However, Ocwen agreed to modify the awards to allow them to vest. This had an effect equivalent to the canceling of the original awards and the granting of new awards effective on the date of resignation.

(2)	The weighted average grant date fair value of stock options granted in 2015 was $3.28.

(3)
The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $0.1 million and $0.3 million for 2016 and 2015, respectively.

(4)
In connection with the exercise of stock options during 2015, employees delivered 56,013 shares of common stock to Ocwen as payment for the exercise price and the income tax withholdings on the compensation. As a result, a total of 89,664 net shares of stock were issued in 2015 related to the exercise of stock options.

(5)
At December 31, 2017, 280,000 options with a market condition for vesting based on an average common stock trading price of $32.24, had not met their performance criteria. The net aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2017 was $0 and $0, respectively. A total of 4,662,814 market-based options were outstanding at December 31, 2017, of which 4,382,814 were exercisable.

(6)	At December 31, 2017, the weighted average remaining contractual term of options outstanding and options exercisable was 1.94 years and 1.58 years, respectively.

(7)	The total fair value of stock options that vested and became exercisable during 2017, 2016 and 2015, based on grant-date fair value, was $0.7 million, $1.1 million and $2.0 million, respectively.

	Years Ended December 31,
Stock Units	2017		2016		2015
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,752,054	$3.91	835,730	$10.00	79,612	$32.23
Granted	971,761	2.56	2,184,100	2.19	790,397	8.53
Vested (1)(2)	(896,272)	3.26	(26,666)	32.56	(34,279)	27.92
Forfeited/Canceled	(73,625)	2.20	(241,110)	6.17	—	—
Unvested at end of year (3)(4)	2,753,918	$3.69	2,752,054	$3.91	835,730	$10.00

(1)
The total intrinsic value of stock units vested, which is defined as the market value of the stock on the date of vesting, was $4.6 million, $0.1 million and $0.3 million for 2017, 2016 and 2015, respectively.

(2)	The total fair value of the stock units that vested during 2017, 2016 and 2015, based on grant-date fair value, was $2.9 million, $0.9 million and $1.0 million, respectively.

(3)
Excluding the 582,446 market-based stock awards that have not met their performance criteria, the net aggregate intrinsic value of stock awards outstanding at December 31, 2017 was $6.8 million. At December 31, 2017, 502,446 and 80,000 stock units with a market condition for vesting based on an average common stock trading price of $16.26 and $11.72, respectively, had not yet met the market condition.

(4)	At December 31, 2017, the weighted average remaining contractual term of share units outstanding was 1.40 years.
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
The following assumptions were used to value awards:

	Years Ended December 31,
	2017	2016	2015
	Monte Carlo	Monte Carlo	Black-Scholes	Binomial	Monte Carlo
Risk-free interest rate	1.12% – 1.18%	1.12%	1.60% – 2.08%	0.20% - 2.74%	1.23%
Expected stock price volatility (1)	71% - 77%	77%	45%	51% - 108%	65%
Expected dividend yield	—%	—%	—%	—%	—%
Expected life (in years) (2)	(3)	(3)	5.50	5.41 - 5.46	(3)
Contractual life (in years)	N/A	N/A	N/A	10	N/A
Fair value	$2.00 - $4.80	$2.00	$3.36 - $4.62	$5.41 - $5.46	$7.99

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

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit:

	Years Ended December 31,
	2017	2016	2015
Equity-based compensation expense
Stock option awards	$1,457	$1,644	$3,978
Stock awards	4,167	3,537	3,313
Excess tax benefit related to share-based awards	3,701	686	6,824
As of December 31, 2017, unrecognized compensation costs related to non-vested stock options amounted to $1.0 million, which will be recognized over a weighted-average remaining requisite service period of 1.16 years. Unrecognized compensation costs related to non-vested stock units as of December 31, 2017 amounted to $3.3 million, which will be recognized over a weighted-average remaining life of 1.40 years.
Note 21 — Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. While our expense allocation methodology for the current period is consistent with that used in prior periods presented, during the first quarter of 2017, we moved certain functions which had been associated with corporate cost centers to our Lending and Servicing segments because these functions align more closely with those segments. As applicable, the results of operations for the years ended December 31, 2016 and 2015 have been recast to conform to the current year presentation. As a result of these changes, income before income taxes for the Lending segment for the years ended December 31, 2016 and 2015 decreased by $9.9 million and $10.7 million, respectively, while income before income taxes for the Servicing segment increased by the same amounts for the same years.
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
Lending. The Lending segment originates and purchases conventional and government-insured residential forward and reverse mortgage loans mainly through correspondent lending arrangements, broker relationships (wholesale) and directly with mortgage customers (retail). The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. In 2017, we closed our forward correspondent lending channel and have effectively exited the forward wholesale lending business. We wrote off the capitalized balance of software developed internally for the forward wholesale lending business and recorded a loss of $6.8 million in Other expenses in 2017. We continue to originate loans through our forward retail lending channel as well as through all three channels of reverse mortgage lending.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, ACS and our other business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us. ACS provided short-term inventory-secured loans to independent used car dealers to finance their inventory. In January 2018, we entered into an agreement to sell the majority of our portfolio. We expect to have exited the business by the end of the second quarter of 2018, although we will retain, and continue to attempt to collect on, defaulted loans.
We allocate a portion of interest income to each business segment, including interest earned on cash balances and short-term investments. We also allocate expenses incurred by corporate support services to each business segment.

Financial information for our segments is as follows:

Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Year Ended December 31, 2017
Revenue (1)	$1,041,290	$127,475	$25,811	$—	$1,194,576

Expenses (1)	716,384	128,058	154,203	—	998,645

Other income (expense):
Interest income	783	10,914	4,268	—	15,965
Interest expense	(293,595)	(13,893)	(55,750)	—	(363,238)
Gain on sale of mortgage servicing rights, net	10,537	—	—	—	10,537
Other (1)	4,049	(869)	(6,348)	—	(3,168)
Other expense, net	(278,226)	(3,848)	(57,830)	—	(339,904)

Income (loss) before income taxes	$46,680	$(4,431)	$(186,222)	$—	$(143,973)

Year Ended December 31, 2016
Revenue (1)	$1,247,159	$112,363	$27,646	$(5)	$1,387,163

Expenses (1)	910,577	114,199	198,483	(5)	1,223,254

Other income (expense):
Interest income	(109)	15,300	3,892	—	19,083
Interest expense	(357,413)	(14,398)	(40,772)	—	(412,583)
Gain on sale of mortgage servicing rights, net	8,492	—	—	—	8,492
Other (1)	15,812	1,065	(2,139)	—	14,738
Other income (expense), net	(333,218)	1,967	(39,019)	—	(370,270)

Income (loss) before income taxes	$3,364	$131	$(209,856)	$—	$(206,361)

Year Ended December 31, 2015
Revenue (1)	$1,613,537	$124,724	$2,895	$(58)	$1,741,098

Expenses (1)	1,211,140	108,431	158,671	(58)	1,478,184

Other income (expense):
Interest income	1,044	14,669	2,607	—	18,320
Interest expense	(446,377)	(9,859)	(26,137)	—	(482,373)
Gain on sale of mortgage servicing rights	83,921	—	—	—	83,921
Other (1)	(14,370)	2,123	(396)	—	(12,643)
Other income (expense), net	(375,782)	6,933	(23,926)	—	(392,775)

Income (loss) before income taxes	$26,615	$23,226	$(179,702)	$—	$(129,861)

Total Assets	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
December 31, 2017	$3,033,243	$4,945,456	$424,465	$—	$8,403,164

December 31, 2016	3,312,371	3,863,862	479,430	—	7,655,663

December 31, 2015	4,089,911	2,811,165	479,232	—	7,380,308

(1)	Inter-segment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Year Ended December 31, 2017:
Depreciation expense	$5,797	$194	$20,895	$26,886
Amortization of mortgage servicing rights	51,515	273	—	51,788
Amortization of debt discount	—	—	1,114	1,114
Amortization of debt issuance costs	—	—	2,738	2,738

Year Ended December 31, 2016:
Depreciation expense	$6,804	$228	$18,306	$25,338
Amortization of mortgage servicing rights	32,669	309	—	32,978
Amortization of debt discount	727	—	3,450	4,177
Amortization of debt issuance costs	13,455	—	12,207	25,662

Year Ended December 31, 2015:
Depreciation expense	$2,990	$380	$15,789	$19,159
Amortization of mortgage servicing rights	98,849	345	—	99,194
Amortization of debt discount	2,680	—	—	2,680
Amortization of debt issuance costs	21,269	—	1,395	22,664
Note 22 — Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Department of Housing and Urban Development (HUD), the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could incur costs to comply with the terms of such resolutions, including, but not limited to, the costs of audits, reviews, and third-party firms to monitor our compliance with such resolutions. We have recognized $177.5 million in such third-party monitoring costs from January 1, 2014 through December 31, 2017 in connection with the 2013 Ocwen National Mortgage Settlement, our 2014 settlement with the New York Department of Financial Services (NY DFS) and our 2015 settlement with the California Department of Business Oversight (CA DBO).
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act and the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These laws and regulations apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of, and interest payments on, escrow balances and escrow payment features and fees assessed on borrowers, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, including through CFPB interpretive bulletins and other regulatory pronouncements. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. The recent trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers. New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
Ocwen has various subsidiaries, including OLS, Homeward and Liberty, that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2017.
OLS, Homeward and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. See Note 24 — Contingencies for additional information relating to our recent interactions with Ginnie Mae as a result of the state regulatory actions discussed in that note. We believe we were in compliance with applicable net worth requirements at December 31, 2017. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements referenced above is based on the total assets of OLS, and the required net worth was $283.0 million at December 31, 2017.
There are a number of foreign laws and regulations that are applicable to our operations outside of the U.S., including laws and regulations that govern licensing, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with these laws and regulations could result in adverse actions against us, including (i) restrictions on our operations in these countries, (ii) fines, penalties or sanctions or (iii) reputational damage.
During 2017, we made progress addressing the legacy regulatory matters discussed below. However, we still have significant work to do in order to resolve regulatory matters impacting Ocwen, including those discussed in Note 24 — Contingencies.
New York Department of Financial Services. In December 2014, we entered into a consent order (the 2014 NY Consent Order) with the NY DFS as a result of an investigation relating to Ocwen’s servicing of residential mortgages. The 2014 NY Consent Order contained monetary and non-monetary provisions including the appointment of a third-party operations monitor (NY Operations Monitor) to monitor various aspects of our operations and restrictions on our ability to acquire MSRs that effectively prohibit any such future acquisitions until we have satisfied certain specified conditions. We were also required to pay all reasonable and necessary costs of the NY Operations Monitor, and those costs were substantial.
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
The NY Operations Monitor delivered its final report in April 2017 when its engagement terminated. The final report contained certain recommended operational enhancements to which we have responded. Under the 2017 NY Consent Order, we are required to update the NY DFS quarterly on our implementation of the enhancements that we and the NY DFS agreed should be made. We made what we believe to be our final required report to the NY DFS in December 2017. Our updates to date show that all agreed upon enhancements are being implemented.
California Department of Business Oversight. In January 2015, OLS entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination. The order contained monetary and non-monetary provisions, including the appointment of an independent third-party auditor (the CA Auditor) to assess OLS’ compliance with laws and regulations impacting California borrowers and a prohibition on acquiring any additional MSRs for loans secured in California. We were also required to pay all reasonable and necessary costs of the CA Auditor, and those costs were substantial.
On February 17, 2017, OLS and two other subsidiaries, Ocwen Business Solutions, Inc. (OBS) and OFSPL, reached an agreement, in three consent orders (collectively, the 2017 CA Consent Order), with the CA DBO that terminated the 2015 CA Consent Order and resolved open matters between the CA DBO and OLS, OBS and OFSPL, including certain matters relating to OLS’ servicing practices and the licensed activities of OBS and OFSPL. We paid $25.4 million to the CA DBO in borrower restitution, costs, fees and penalties in connection with the 2017 CA Consent Order. The 2017 CA Consent Order does not involve any admission of wrongdoing by OLS, OBS or OFSPL. Additionally, we have certain reporting and other obligations under the 2017 CA Consent Order. We believe that we have completed those obligations of the 2017 CA Consent Order that have already come due, and we have so notified the CA DBO. If the CA DBO were to allege that we failed to comply with these obligations or otherwise were in breach of applicable laws, regulations or licensing requirements, it could take regulatory action against us.
Ocwen 2013 National Mortgage Settlement. In December 2013, we entered into a settlement with the CFPB and various state attorneys general and other state agencies that regulate the mortgage servicing industry relating to various allegations regarding deficient mortgage servicing practices (the Ocwen National Mortgage Settlement). The settlement contained monetary and non-monetary provisions, including quarterly testing on various metrics relating to servicing standards agreed under the Ocwen National Mortgage Settlement.
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

Separately, Ocwen is finalizing an agreement regarding a 2016 letter agreement it entered with certain state signatories to the Ocwen National Mortgage Settlement (the State Government Parties). Per the terms of the 2016 letter agreement, the parties agreed to certain timelines by which Ocwen would implement corrective action plans and return to metric testing. Such timelines were not established previously in the Ocwen National Mortgage Settlement. The State Government Parties alleged that Ocwen had failed to meet certain of these timeframes, and asserted that Ocwen was subject to monetary penalties pursuant to the terms of the letter agreement. Although Ocwen denies these allegations, to resolve the dispute, Ocwen is finalizing an agreement that will include a payment to the State Government Parties. Such payment is not expected to be material to Ocwen’s overall financial condition. If the agreement is not finalized, Ocwen intends to vigorously defend itself against these allegations.
The funds paid relating to the resolution of these matters are included in the $174.9 million referred to in Note 24 — Contingencies relating to amounts paid in 2017 in connection with legal and regulatory matters.
Note 23 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.4 billion at December 31, 2017. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $81.7 million and $14.6 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2017. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Long Term Contracts
Our business is currently dependent on many of the services and products provided by a subsidiary of Altisource Portfolio Solutions, S.A. (Altisource) under long-term agreements, many of which include renewal provisions.
Each of Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource currently provides title services to Liberty. Ocwen also has a General Referral Fee agreement with Altisource pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. However, for MSRs that transferred to NRZ in September 2017, as well as those subject to the New RMSR Agreements we entered into in January 2018, we will not be entitled to REO referral commissions.
Our servicing system runs on an information technology system that we license from Altisource pursuant to a statement of work under the Technology Products Services Agreements. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer. We are currently in the process of transitioning to a new servicing system and have entered into agreements with certain subsidiaries of Black Knight, Inc. (Black Knight) pursuant to which we plan to transition to Black Knight’s LoanSphere MSP® servicing system. Ocwen currently anticipates a twenty-four-month implementation timeline for its transition onto the new servicing system. Based on substantive discussions with Altisource prior to entering into our agreements with Black Knight, Ocwen expects to enter into mutually acceptable agreements that provide for Ocwen’s transition to the LoanSphere MSP® servicing system and the termination of the statement of work for the use of the REALServicing system.
Certain services provided by Altisource under these agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen. These services include residential property valuation, residential property preservation and inspection services, title services and real estate sales-related services. Similar to other vendors, in the event that Altisource’s activities do not comply with the applicable servicing criteria, we could be exposed to liability as the servicer and it could negatively impact our relationships with our servicing clients, borrowers or regulators, among others. Under certain circumstances, we would have recourse under our contractual agreements with Altisource if we were to experience adverse consequences as a result of Altisource’s non-compliance with applicable servicing criteria.

Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2023 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2018	$10,135
2019	10,051
2020	7,754
2021	6,568
2022	4,018
Thereafter	932
39,458
Less: Sublease income	(492)
Total minimum lease payments, net	$38,966
In connection with business acquisitions we completed in prior years, we assumed the obligation for the lease agreements associated with certain facilities. The rental commitments in the table above for operating leases include the remaining amounts due through the earlier of the lease expiration date or the early termination date.
We converted rental commitments for our facilities outside the U.S. to U.S. dollars using exchange rates in effect at December 31, 2017. Rent expense for 2017, 2016 and 2015 was $17.9 million, $20.0 million and $23.7 million, respectively.
Note 24 — Contingencies
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
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the Telephone Consumer Protection Act, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience, claims related to ancillary products marketed and sold to borrowers, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are a defendant in various class action matters alleging that (1) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law; and (2) the solicitation and marketing to borrowers of certain ancillary products was unfair and deceptive.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $51.1 million at December 31, 2017. We paid $174.9 million during 2017 in connection with legal and regulatory settlements, judgments, penalties and fines, including but not limited to, in connection with putative class actions related to Telephone Consumer Protection Act and consolidated and “opt-out” securities fraud legal matters and the 2017 CA Consent Order. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2017.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC, 2:15-cv-01831 (N.D. Ala.). The plaintiffs are seeking statutory damages under the FDCPA, compensatory damages and injunctive relief. The presiding court previously ruled on Ocwen’s motions to dismiss, and Ocwen has answered the operative complaint. Our accrual with respect to this matter is included in the $51.1 million litigation accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
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
While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. The court has preliminarily approved the settlement and we have paid the settlement amount into an escrow account held by the settlement administrator. However, there can be no assurance that the court will finally approve the settlement. In the event the settlement is not finally approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of these existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected.
We have previously disclosed several securities fraud class action lawsuits filed against Ocwen and certain of its officers and directors that contain allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements, among other matters. Those lawsuits were consolidated in the United States District Court for the Southern District of Florida in the matter captioned In re Ocwen Financial Corporation Securities Litigation, 9:14-cv-81057-WPD (S.D. Fla.) (such consolidated lawsuit, the Securities Class Action). On December 22, 2017, the Court approved our settlement of this matter. Pursuant to the settlement, we paid $49.0 million (of which $14.0 million was recovered from insurance proceeds) and agreed to issue an aggregate of 2,500,000 shares of our common stock to members of the class and their counsel. Ocwen issued 625,000 of the shares in December 2017, and the remaining 1,875,000 shares in January 2018.
In January 2016, Ocwen was named as a defendant in a separate “opt-out” securities fraud action brought on behalf of certain putative shareholders of Ocwen based on similar allegations to those contained in the Securities Class Action. See Broadway Gate Master Fund, Ltd. et al. v. Ocwen Financial Corporation et al., 9:16-cv-80056-WPD (S.D. Fla.). On November 27, 2017, following a mediated settlement process resulting in all parties’ acceptance of the mediator’s recommendation for settlement, the parties advised the presiding court of the settlement in principle and the court postponed the trial date to allow finalization of the settlement. The parties have finalized definitive settlement documentation (which included an aggregate cash payment by Ocwen of $36.0 million), and the case has been dismissed with prejudice. While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to this settlement in order to avoid the uncertain outcome of trial and the additional expense and demands on the time of its senior management that a trial would involve. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against such lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
On February 17, 2017, OFC, OLS and Homeward signed an agreement with two qui tam relators to settle previously disclosed litigation matters relating to claims under the False Claims Act. The settlement agreement, which was subsequently approved by the United States, contained no admission of liability or wrongdoing by Ocwen and provided for the payment of $15.0 million to the United States and $15.0 million for the private citizens’ attorneys’ fees and costs. We paid the settlement amount in April 2017.
The funds paid relating to the resolution of these matters are included in the $174.9 million referred to above.
We have previously disclosed that as a result of the federal and state regulatory actions described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance, among other matters. Those lawsuits were consolidated in the United States District Court for the Southern District of Florida in the matter captioned Carvelli v. Ocwen Financial Corporation et al., 9:14-cv-9:17-cv-80500-RLR (S.D. Fla.). Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of these existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen and the other defendants intend to vigorously defend against such lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
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
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the RMBS investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. At present, one such group of affiliated RMBS investors sought to direct one trustee to bring suit against Ocwen. The trustee declined to bring suit, and the RMBS investors instead brought suit against Ocwen directly. The court dismissed the RMBS investors’ suit without prejudice on October 4, 2017, and the RMBS investors subsequently filed an amended complaint. On January 23, 2018, the court dismissed the RMBS investors’ amended suit with prejudice. To the extent these RMBS investors attempt to refile their suit, Ocwen intends to defend itself vigorously. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
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
CFPB
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. The resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
On April 20, 2017 and shortly thereafter, mortgage and banking regulatory agencies from 30 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. In general, the regulatory actions took the form of orders styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; for ease of reference we also include the District of Columbia as a state when we reference states below. All of the cease and desist orders were applicable to OLS, but additional Ocwen entities were named in some orders, including Ocwen Financial Corporation, OMS, Homeward and Liberty. Following the issuance of the orders, we reached agreements with certain regulatory agencies to obtain delays in the enforcement of certain terms or exceptions to certain terms contained in the cease and desist orders. Additionally, we revised our operations based on the terms of the orders while we sought to negotiate resolutions.
We have entered into agreements with 28 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contain the following key terms (the Multi-State Common Settlement Terms):

•	Ocwen will not acquire any new residential mortgage servicing rights until April 30, 2018.

•
Ocwen will develop a plan of action and milestones regarding its transition from the servicing system we currently use, REALServicing®, to an alternate servicing system and, with certain exceptions, will not board any new loans onto the REALServicing system.

•
In the event that Ocwen chooses to merge with or acquire an unaffiliated company or its assets in order to effectuate a transfer of loans from the REALServicing system, Ocwen must give the applicable regulatory agency prior notice to the signing of any final agreement and the opportunity to object (which prior notice requirement is independent of, and in addition to, applicable state law notice and consent requirements relating to change of control transactions). If no objection is received, the provisions of the first bullet point above shall not prohibit the transaction, or limit the transfer of loans from the REALServicing system onto the merged or acquired company’s alternate servicing system. In the event that an unaffiliated company merges with or acquires Ocwen or Ocwen’s assets, the provisions of the first bullet point above shall not prohibit the transaction, or limit the transfer of loans from the REALServicing system onto the merging or acquiring company’s alternate servicing system.

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
In addition to the terms described above, Ocwen entered into settlements with certain states on different or additional terms, which include making certain additional communications with and for borrowers, and certain review and reporting obligations. In addition, Ocwen agreed with the Connecticut regulatory agency to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Connecticut. In its agreement with the Maryland regulatory agency, Ocwen agreed to complete an independent management assessment and enterprise risk assessment, to certain other review and reporting requirements, and to a prohibition, with certain de minimis exceptions, on repurchases of our stock until December 7, 2018. Ocwen also agreed to make certain payments to Maryland, to provide remediation to certain borrowers in the form of cash payments or credits and to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Maryland. Our accrual with respect to this matter is included in the $51.1 million litigation and regulatory matters accrual referenced above. We will also incur costs complying with the terms of these settlements, including in connection with the escrow analysis and transition to a new servicing system. In addition, in the event errors were to be uncovered during the escrow analysis, we could incur costs remedying such errors or other actions could be taken against us by regulators or others.
We continue to seek timely resolutions with the remaining two state regulatory agencies, one of which took action in conjunction with its state Attorney General, as discussed below. If Ocwen is successful in reaching such resolutions, they may contain some or all of the Multi-State Common Settlement Terms and may also contain additional terms, including potentially monetary fines or penalties or additional restrictions on our business. There can be no assurance that Ocwen will be able to reach resolutions with the remaining regulatory agencies. It is possible that the outcome of the remaining regulatory actions, whether through negotiated settlements or other resolutions, could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
Certain of the state regulators’ cease and desist orders reference a confidential supervisory memorandum of understanding (MOU) that we entered into with the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators, and six states relating to a servicing examination from 2013 to 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as a step toward closing the 2013 - 2015 examination. There were no monetary or other penalties under the MOU. Ocwen responded to the MOU items, and continues to provide certain reports and other information pursuant to the MOU.
In April 2017, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. As previously disclosed, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. Subsequently, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. While we endeavor to negotiate appropriate resolutions in these two matters, we are vigorously defending ourselves, as we believe we have valid defenses to the claims made in both lawsuits. The outcome of these two lawsuits, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters.
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. The letter stated that at this point, the investigation is preliminary in nature and the Department of Justice has not made any determination as to whether OLS violated the act. In addition, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization alleging discrimination in the manner in which the company maintains REO properties in minority communities. In February 2018, this matter was administratively closed; and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
In April 2017, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements with a mortgage insurer and the amounts paid for such insurance. We understand that other servicers in the industry have received similar subpoenas. In May 2016, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to HECM loans originated by Liberty. We understand that other lenders in the industry have received similar subpoenas. In May 2017, Ocwen received a subpoena from the Office of the Special Inspector General for the Troubled Asset Relief Program requesting documents and information related to Ocwen’s participation from 2009 to the present in the Treasury Department’s Making Home Affordable Program and its Home Affordable Modification Program. We have been providing documents and information in response to these subpoenas.
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and Ginnie Mae has accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it will forbear from immediately exercising any rights relating to this matter for a period of 90 days from the date of the letter. During such forbearance period, Ginnie Mae has asked Ocwen to provide certain information regarding the cease and desist orders and certain information regarding Ocwen’s business plan, financial results and operations. Ginnie Mae stated that it reserves the right to make additional requests of Ocwen and to restrict or terminate Ocwen’s participation in the Ginnie Mae mortgage-backed securities program. Based on our conversations with Ginnie Mae, we understand that Ginnie Mae views this as a violation with a prescribed remedy and that the purpose of the notice is to provide for a period of resolution. We have provided and intend to continue to provide information to Ginnie Mae as we seek to resolve its concerns, including with respect to our efforts to settle the state regulatory and operational matters outlined by Ginnie Mae. Ginnie Mae has indicated to us that resolution of the state regulators’ cease and desist orders would substantially address its concerns and that there may be other alternatives to address them as well. Based on our progress in resolving the matters raised by Ginnie Mae, Ginnie Mae has twice extended the forbearance period for an additional 90 days. The present forbearance period extends through April 29, 2018. We continue to operate as a Ginnie Mae issuer in all respects and continue to participate in Ginnie Mae issuing of mortgage-backed securities and home equity conversion loan pools in the ordinary course.
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
At December 31, 2017 and 2016, we had outstanding representation and warranty repurchase demands of $30.8 million UPB (180 loans) and $47.5 million UPB (239 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$24,285	$36,615	$132,918
Provision for representation and warranty obligations	(1,371)	(4,060)	(8,418)
New production reserves	702	864	814
Payments made in connection with sales of MSRs	—	(1,320)	(81,498)
Charge-offs and other (1)	(4,387)	(7,814)	(7,201)
Ending balance	$19,229	$24,285	$36,615

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2017.
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
We may, from time to time, have affirmative indemnification claims against parties from whom we acquired MSRs or other assets. We collected $29.9 million during the quarter ended December 31, 2017 under one such claim in connection with the acquisition of MSRs and advances in 2013. Although we pursue these claims, we cannot currently estimate the amount, if any, of further recoveries.
Note 25 — Quarterly Results of Operations (Unaudited)

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$276,770	$284,642	$311,300	$321,864
Expenses (1) (2)	168,303	273,479	280,480	276,383
Other expense, net (1)	(153,781)	(37,716)	(72,428)	(75,979)
Loss before income taxes	(45,314)	(26,553)	(41,608)	(30,498)
Income tax expense (benefit)	(51)	(20,418)	2,828	2,125
Net loss	(45,263)	(6,135)	(44,436)	(32,623)
Net loss (income) attributable to non-controlling interests	780	(117)	(71)	(101)
Net loss attributable to Ocwen stockholders	$(44,483)	$(6,252)	$(44,507)	$(32,724)

Loss per share attributable to Ocwen stockholders
Basic	$(0.34)	$(0.05)	$(0.36)	$(0.26)
Diluted	$(0.34)	$(0.05)	$(0.36)	$(0.26)

(1)
A benchmarking valuation assumption update related to our non-Agency MSRs carried at fair value resulted in an $84.4 million increase in value and reduction in related losses (reported in Servicing and origination expense) during the quarter ended December 31, 2017. This reflects an upward trend in market pricing on non-Agency MSRs similar in profile to Ocwen’s portfolio. This valuation assumption update also resulted in a largely offsetting increase of $73.4 million in the value of the NRZ financing liability which was recognized as interest expense.

(2)
Includes the recovery of $28.5 million of losses during the quarter ended December 31, 2017 related to a settlement of outstanding claims that arose from indemnification obligations in connection with our acquisition of MSRs and related servicing advances in 2013. We had recognized such losses on advances in prior periods and recorded the 2017 recovery in Servicing and origination expense.

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$323,904	$359,448	$373,054	$330,757
Expenses	237,901	271,678	385,018	328,657
Other expense, net	(96,205)	(85,406)	(84,434)	(104,225)
Income (loss) before income taxes	(10,202)	2,364	(96,398)	(102,125)
Income tax expense (benefit)	228	(7,110)	(9,180)	9,076
Net income (loss)	(10,430)	9,474	(87,218)	(111,201)
Net income attributable to non-controlling interests	(14)	(83)	(160)	(130)
Net income (loss) attributable to Ocwen stockholders	$(10,444)	$9,391	$(87,378)	$(111,331)

Earnings (loss) per share attributable to Ocwen stockholders
Basic	$(0.08)	$0.08	$(0.71)	$(0.90)
Diluted	$(0.08)	$0.08	$(0.71)	$(0.90)
Note 26 — Subsequent Events
MSR Fair Value Election
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with each of these classes. We recorded a cumulative-effect adjustment of $82.0 million (before income taxes) to retained earnings as of January 1, 2018 to reflect the excess of the fair value of the Agency MSRs over their carrying amount. The government-insured MSRs were impaired by $24.8 million at December 31, 2017; therefore, these MSRs are already effectively carried at fair value. We will subsequently measure these MSRs at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. At December 31, 2017, the UPB and net carrying value of Agency MSRs for which the fair value election was made was $24.0 billion and $203.7 million, respectively. At December 31, 2017, the UPB and net carrying value of government-insured MSRs for which the fair value election was made was $16.9 billion and $133.2 million, respectively.
Pending Acquisition of PHH
On February 27, 2018, we entered into an Agreement and Plan of Merger, dated as of February 27, 2018 (the Merger Agreement), with PHH Corporation, a Maryland corporation (PHH), and POMS Corp, a Maryland corporation and a wholly owned subsidiary of Ocwen (Merger Sub). PHH is a leading non-bank servicer with established servicing and origination recapture capabilities. Pursuant to the Merger Agreement, Merger Sub will merge with and into PHH (the Merger), with PHH surviving. As a result of the Merger, PHH will become a wholly owned subsidiary of Ocwen. The merger consideration to be paid in the acquisition will be approximately $360.0 million and is expected to be funded by a combination of PHH’s cash on hand and Ocwen’s cash on hand. The portion to be funded by Ocwen’s cash on hand is currently estimated to be approximately $74.0 million, including payment of certain transaction expenses at closing, based on financial information provided by PHH, internal analysis and using an assumed closing date of June 30, 2018. We also expect cash payments for integration and other transaction-related costs following the closing of the transaction.
Upon the closing of the transaction, Ocwen will also assume debt (at the subsidiary level) in the form of PHH’s outstanding senior unsecured notes. The aggregate principal amount of these notes is approximately $119.0 million, representing approximately $97.0 million of PHH’s 7.375% Senior Notes Due 2019 and approximately $22.0 million of PHH’s 6.375% Senior Notes Due 2021.
This transaction is expected to close in the second half of 2018.
Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of PHH common stock, par value $0.01 per share, will be converted into the right to receive $11.00 in cash.