Form 10-Q
period 2018-03-31
OCWEN FINANCIAL CORP
filed 2018-05-02
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of April 30, 2018: 133,914,685 shares

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

•
our ability to timely transfer mortgage servicing rights under our agreements with NRZ and our ability to maintain our long-term relationship with NRZ under these new arrangements and after the acquisition of PHH Corporation (PHH), our ability to maintain a subservicing relationship with NRZ;

•
our ability to complete the proposed acquisition of PHH, to successfully integrate its business, and to realize the strategic objectives and other benefits of the acquisition at the time anticipated or at all, including our ability to integrate, maintain and enhance PHH’s servicing, subservicing and other business relationships;

•	our ability to transition to a new servicing technology platform within the time and cost parameters anticipated and without significant disruptions to our customers and operations;

•	the loss of the services of our senior managers;

•	our ability to execute an effective chief executive officer leadership transition;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2017 and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets
Cash	$285,653	$259,655
Mortgage servicing rights ($1,074,247 and $671,962 carried at fair value)	1,074,247	1,008,844
Advances, net	197,120	211,793
Match funded assets (related to variable interest entities (VIEs))	1,084,757	1,177,357
Loans held for sale ($125,848 and $214,262 carried at fair value)	178,078	238,358
Loans held for investment, at fair value	4,988,151	4,715,831
Receivables, net	166,518	199,529
Premises and equipment, net	33,268	37,006
Other assets ($10,366 and $8,900 carried at fair value)(amounts related to VIEs of $23,715 and $27,359)	455,526	554,791
Total assets	$8,463,318	$8,403,164

Liabilities and Equity
Liabilities
HMBS-related borrowings, at fair value	$4,838,193	$4,601,556
Match funded liabilities (related to VIEs)	800,596	998,618
Other financing liabilities ($715,924 and $508,291 carried at fair value)	793,905	593,518
Other secured borrowings, net	442,356	545,850
Senior notes, net	347,475	347,338
Other liabilities ($2,169 and $635 carried at fair value)	608,451	769,410
Total liabilities	7,830,976	7,856,290

Commitments and Contingencies (Notes 19 and 20)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 133,405,585 and 131,484,058 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,334	1,315
Additional paid-in capital	553,426	547,057
Retained earnings (accumulated deficit)	76,887	(2,083)
Accumulated other comprehensive loss, net of income taxes	(1,208)	(1,249)
Total Ocwen stockholders’ equity	630,439	545,040
Non-controlling interest in subsidiaries	1,903	1,834
Total equity	632,342	546,874
Total liabilities and equity	$8,463,318	$8,403,164

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Revenue
Servicing and subservicing fees	$222,138	$272,502
Gain on loans held for sale, net	19,800	22,944
Other	18,319	26,418
Total revenue	260,257	321,864

Expenses
Compensation and benefits	78,075	91,801
Professional services	37,770	41,829
Servicing and origination	31,418	40,171
Technology and communications	22,803	27,347
MSR valuation adjustments, net	17,129	40,451
Occupancy and equipment	12,614	17,749
Other	6,692	17,035
Total expenses	206,501	276,383

Other income (expense)
Interest income	2,700	3,763
Interest expense	(50,810)	(84,062)
Gain on sale of mortgage servicing rights, net	958	287
Other, net	(1,639)	4,033
Total other expense, net	(48,791)	(75,979)

Income (loss) before income taxes	4,965	(30,498)
Income tax expense	2,348	2,125
Net income (loss)	2,617	(32,623)
Net income attributable to non-controlling interests	(69)	(101)
Net income (loss) attributable to Ocwen stockholders	$2,548	$(32,724)

Income (loss) per share attributable to Ocwen stockholders
Basic	$0.02	$(0.26)
Diluted	$0.02	$(0.26)

Weighted average common shares outstanding
Basic	133,121,465	124,014,928
Diluted	134,606,929	124,014,928

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$2,617	$(32,623)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	41	67
Total other comprehensive income, net of income taxes	41	67

Comprehensive income (loss)	2,658	(32,556)
Comprehensive income attributable to non-controlling interests	(69)	(101)
Comprehensive income (loss) attributable to Ocwen stockholders	$2,589	$(32,657)

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2017	131,484,058	$1,315	$547,057	$(2,083)	$(1,249)	$1,834	$546,874
Net income	—	—	—	2,548	—	69	2,617
Issuance of common stock	1,875,000	19	5,700	—	—	—	5,719
Cumulative effect of fair value election - Mortgage servicing rights	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Equity-based compensation and other	46,527	—	669	—	—	—	669
Other comprehensive income, net of income taxes	—	—	—	—	41	—	41
Balance at March 31, 2018	133,405,585	$1,334	$553,426	$76,887	$(1,208)	$1,903	$632,342

Balance at December 31, 2016	123,988,160	$1,240	$527,001	$126,167	$(1,450)	$2,325	$655,283
Net income (loss)	—	—	—	(32,724)	—	101	(32,623)
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-09	—	—	284	(284)	—	—	—
Equity-based compensation and other	589,009	6	701	—	—	—	707
Other comprehensive income, net of income taxes	—	—	—	—	67	—	67
Balance at March 31, 2017	124,577,169	$1,246	$527,986	$93,159	$(1,383)	$2,426	$623,434

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$2,617	$(32,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
MSR valuation adjustments, net	17,129	40,451
Gain on sale of mortgage servicing rights, net	(958)	(287)
Provision for bad debts	15,336	22,410
Depreciation	6,527	7,081
Amortization of debt issuance costs	656	673
Equity-based compensation expense	575	2,132
Gain on valuation of financing liability	(16,712)	—
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(8,975)	(5,360)
Gain on loans held for sale, net	(8,832)	(15,306)
Origination and purchase of loans held for sale	(358,078)	(1,237,535)
Proceeds from sale and collections of loans held for sale	383,734	1,173,912
Changes in assets and liabilities:
Decrease in advances and match funded assets	71,096	105,958
Decrease in receivables and other assets, net	57,949	88,449
Decrease in other liabilities	(68,128)	(62,423)
Other, net	5,475	1,730
Net cash provided by operating activities	99,411	89,262

Cash flows from investing activities
Origination of loans held for investment	(251,086)	(347,080)
Principal payments received on loans held for investment	82,719	80,290
Purchase of mortgage servicing rights	—	(1,229)
Proceeds from sale of mortgage servicing rights	123	729
Proceeds from sale of advances	4,286	1,115
Issuance of automotive dealer financing notes	(19,642)	(39,100)
Collections of automotive dealer financing notes	49,756	37,129
Additions to premises and equipment	(2,983)	(5,258)
Other, net	916	(1,644)
Net cash used in investing activities	(135,911)	(275,048)

Cash flows from financing activities
Repayment of match funded liabilities, net	(198,022)	(65,785)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	801,155	2,224,774
Repayments of mortgage loan warehouse facilities and other secured borrowings	(968,292)	(2,188,586)
Proceeds from sale of mortgage servicing rights accounted for as a financing	279,586	—
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	222,825	306,749
Repayment of HMBS-related borrowings	(80,811)	(75,099)
Other, net	(74)	(904)
Net cash provided by financing activities	56,367	201,149

Net increase in cash and restricted cash	19,867	15,363
Cash and restricted cash at beginning of year	302,560	302,398
Cash and restricted cash at end of period	$322,427	$317,761

Supplemental non-cash investing and financing activities
Issuance of common stock in connection with litigation settlement	$5,719	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts reported in the unaudited consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash	$285,653	$268,320
Restricted cash and equivalents included in Other assets:
Debt service accounts	27,496	43,268
Other restricted cash	9,278	6,173
Total cash and restricted cash reported in the statements of cash flows	$322,427	$317,761

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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
We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgages. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate Home Equity Conversion Mortgages (HECM, or reverse mortgages) that are insured by the FHA and are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae.
We had a total of approximately 7,200 employees at March 31, 2018 of which approximately 4,700 were located in India and approximately 600 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, more than 80% were engaged in supporting our loan servicing operations as of March 31, 2018.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Losses in prior years have significantly eroded stockholders’ equity and weakened our financial condition. In order to drive stronger financial performance, we are focusing our operations on mortgage servicing, on retail forward lending, primarily servicing portfolio recapture, and on our reverse mortgage business. In addition, we have significantly strengthened our cash position through the receipt of a lump-sum fee payment of $279.6 million from NRZ in January 2018 in connection with our rights to mortgage servicing rights agreements. See Note 8 — Rights to MSRs for further information.
On February 27, 2018, we entered into a Merger Agreement pursuant to which PHH Corporation (PHH) will become a wholly owned subsidiary of Ocwen. We believe our acquisition of PHH will enable us to obtain the following key strategic and financial benefits:

•	Accelerate our transition to the Black Knight Financial Services, Inc. LoanSphere MSP® servicing platform;

•	Improve servicing and origination margin through improved economies of scale;

•	Reduce fixed costs (on a combined basis) through reductions of redundant corporate overhead and other costs; and,

•	Provide a foundation to enable the combined servicing platform to resume new business and growth activities to offset portfolio runoff.

Our business, operating results and financial condition have been significantly impacted in recent periods by regulatory actions against us and by significant litigation matters. Should the number or scope of regulatory or legal actions against us increase or expand or should we be unable to reach reasonable resolutions in existing regulatory and legal matters, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected, even if we are successful in our ongoing efforts to drive stronger financial performance. See Note 18 – Regulatory Requirements and Note 20 – Contingencies for further information.
Regarding the current maturities of our borrowings, as of March 31, 2018 we have approximately $738.0 million of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. If a lender were to allege an event of default and we are unable to avoid, remedy or secure a waiver, we could be subject to adverse actions by our lenders that could have a material adverse impact on us. In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. To the extent these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. See Note 11 – Borrowings, Note 18 – Regulatory Requirements and Note 20 – Contingencies for further information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, income taxes, the provision for potential losses that may arise from litigation proceedings, and our going concern evaluation. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Reclassifications
Within the expenses section of the unaudited statement of operations for the three months ended March 31, 2017, we reclassified impairment charges and fair value gains and losses on mortgage servicing rights (MSRs), both previously included in the Servicing and origination line item, and Amortization of MSRs to a new line item titled MSR valuation adjustments, net.
As a result of our adoption on January 1, 2018 of FASB Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, debt service accounts and other restricted cash which are included in Other assets on the consolidated balance sheets have been classified as Cash and restricted cash in our consolidated statements of cash flows. Our revision of the unaudited consolidated statement of cash flows for the three months ended March 31, 2017 to conform to the new standard resulted in an increase in net cash provided by operating activities of $3.6 million (Decrease in receivables and other assets, net).

Certain amounts in the unaudited consolidated statement of cash flows for the three months ended March 31, 2017 have been reclassified to conform to the current year presentation as follows:

•
Within the operating activities section, we reclassified Amortization of MSRs, Loss on valuation of MSRs, at fair value, and Impairment of MSRs to a new line item. In addition, we reclassified Realized and unrealized gains on derivative financial instruments to Other, net.

•
Within the financing activities section, we reclassified Repayments of HMBS-related borrowings from Repayments of mortgage loan warehouse facilities and other secured borrowings to a separate line item. We also reclassified Payment of debt issuance costs to Other, net.

These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers (Accounting Standards Update (ASU) 2014-09)
This ASU clarifies the principles for recognizing revenue and creates a common revenue standard. Under this ASU, an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity will recognize revenue through a five-step process. The guidance in this standard does not apply to financial instruments and other contractual rights or obligations within the scope of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing, among other ASC topics. As a result, our adoption of this standard on a modified retrospective basis on January 1, 2018 did not have a material impact on our consolidated financial statements.
Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
This ASU provides users with more useful information regarding the recognition, measurement, presentation, and disclosure of financial instruments and also improves the accounting model to better meet the requirements of today’s complex economic environment. Most changes in this ASU require the same information, but some changes will revise the geography of that information on the financial statements. Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements.
Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
This ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under FASB ASC Topic 230, Statement of Cash Flows (ASC 230). Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements.
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
Statement of Cash Flows: Restricted Cash (ASU 2016-18)
This ASU clarifies how changes in restricted cash are classified and presented in the statement of cash flows under ASC 230. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements. The amendments in this update have been applied using a retrospective transition method to each period presented. We have revised the unaudited consolidated statement of cash flows for the three months ended March 31, 2017 to conform to the new standard.
Business Combinations: Clarifying the Definition of a Business (ASU 2017-01)
This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements.
Compensation: Stock Compensation (ASU 2017-09)
This ASU reduces both diversity in practice as well as cost and complexity when applying the modification accounting guidance in FASB ASC Topic 718, Compensation -- Stock Compensation, to a change to the terms or conditions of a share-based payment award. Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements.

Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05)
This ASU adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act (Tax Act) in the period of enactment. We adopted the now codified guidance in SAB 118 as of December 31, 2017 and continue to rely on the guidance in these interim financial statements.
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

Financial Instruments: Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (ASU 2018-03)
This ASU provides clarification of areas in ASU 2016-01 by improving the measurement and reporting of certain financial assets and liabilities. The effective date of this ASU is July 1, 2018. We do not expect this to have a material impact on our consolidated financial statements.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2018	2017
Proceeds received from securitizations	$377,499	$1,001,997
Servicing fees collected	10,348	10,108
Purchases of previously transferred assets, net of claims reimbursed	(2,170)	(987)
	$385,677	$1,011,118
In connection with these transfers, we retained MSRs of $2.4 million and $8.1 million, during the three months ended March 31, 2018 and 2017, respectively, which are reported in Gain on loans held for sale, net in the unaudited consolidated statements of operations. See Note 4 – Loans Held for Sale for additional information regarding gains or losses on the transfer of loans held for sale.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the unpaid principal balance (UPB) of the transferred loans:

	March 31, 2018	December 31, 2017
Carrying value of assets
MSRs, at fair value	$113,713	$227
MSRs, at amortized cost	—	97,832
Advances and match funded advances	61,371	57,636
UPB of loans transferred	11,292,792	12,077,635
Maximum exposure to loss	$11,467,876	$12,233,330
At March 31, 2018 and December 31, 2017, 7.8% and 8.9%, respectively, of the transferred residential loans that we service were 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained or we sell the loans to third parties with servicing rights released. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as financings. Under this accounting treatment, the HECM loans are classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
At March 31, 2018 and December 31, 2017, Loans held for investment included $121.6 million and $83.8 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 3 – Fair Value and Note 11 – Borrowings for additional information on HMBS-related borrowings and Loans held for investment.

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
Financings of Automotive Dealer Financing Notes
Match funded automotive dealer financing notes resulted from our transfers of short-term, inventory-secured loans to car dealers to an SPE in exchange for cash. We consolidated this SPE because we determined that Ocwen is the primary beneficiary of the SPE. In January 2018, we decided to exit the independent used car dealer floor plan lending business conducted through Automotive Capital Services, Inc. (ACS). We made transfers to the SPE in accordance with the terms of the automotive capital asset receivables financing facility agreement, which we terminated in January 2018 in connection with our exit from the business. We classified the transferred loans on our consolidated balance sheets as a component of Match funded assets and the related liabilities as Match funded liabilities. Holders of the debt issued by the SPE had recourse only to the assets of the SPE for satisfaction of the debt.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows:

		March 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a)	2	$125,848	$125,848	$214,262	$214,262
Loans held for sale, at lower of cost or fair value (b)	3	52,230	52,230	24,096	24,096

		March 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Loans held for sale		$178,078	$178,078	$238,358	$238,358

Loans held for investment (a)	3	$4,988,151	$4,988,151	$4,715,831	$4,715,831
Advances (including match funded) (c)	3	1,281,877	1,281,877	1,356,393	1,356,393
Automotive dealer financing notes (including match funded) (c)	3	2,399	2,399	32,757	32,590
Receivables, net (c)	3	166,518	166,518	199,529	199,529
Mortgage-backed securities, at fair value (a)	3	1,679	1,679	1,592	1,592
U.S. Treasury notes (a)	1	1,560	1,560	1,567	1,567

Financial liabilities:
Match funded liabilities (c)	3	$800,596	$793,547	$998,618	$992,698
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$4,838,193	$4,838,193	$4,601,556	$4,601,556
Financing liability - MSRs pledged, at fair value (a)	3	715,924	715,924	508,291	508,291
Other (c)	3	77,981	62,780	85,227	65,202
Total Financing liabilities		$5,632,098	$5,616,897	$5,195,074	$5,175,049
Other secured borrowings:
Senior secured term loan (c) (d)	2	$286,665	$297,371	$290,068	$299,741
Other (c)	3	155,691	155,691	255,782	255,782
Total Other secured borrowings		$442,356	$453,062	$545,850	$555,523

Senior notes:
Senior unsecured notes (c) (d)	2	$3,122	$2,768	$3,122	$2,872
Senior secured notes (c) (d)	2	344,353	357,718	$344,216	355,550
Total Senior notes		$347,475	$360,486	$347,338	$358,422

Derivative financial instrument assets (liabilities), at fair value (a)
Interest rate lock commitments	2	$4,952	$4,952	$3,283	$3,283
Forward mortgage-backed securities	1	(2,169)	(2,169)	(545)	(545)
Interest rate caps	3	1,866	1,866	2,056	2,056

Mortgage servicing rights
Mortgage servicing rights, at fair value (a)	3	$1,074,247	$1,074,247	$671,962	$671,962
Mortgage servicing rights, at amortized cost (c) (e)	3	—	—	336,882	418,745
Total Mortgage servicing rights		$1,074,247	$1,074,247	$1,008,844	$1,090,707

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. The balance at December 31, 2017 includes the impaired government-insured stratum of amortization method MSRs, which was measured at fair value on a non-recurring basis and reported net of the valuation allowance. At December 31, 2017, the carrying value of this stratum was $158.0 million before applying the valuation allowance of $24.8 million.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended March 31, 2018
Beginning balance	$4,715,831	$(4,601,556)	$1,592	$(508,291)	$2,056	$671,962	$281,594
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	2,378	2,378
Issuances	251,086	(222,825)	—	(279,586)	—	(1,758)	(253,083)
Transfer from MSRs carried at amortized cost, net of valuation allowance	—	—	—	—	—	336,882	336,882
Cumulative effect of MSR fair value election	—	—	—	—	—	82,043	82,043
Transfer to Loans held for sale, at fair value	(184)	—	—	—	—	—	(184)
Sales	—	—	—	—	—	(131)	(131)
Transfers to Other assets	(104)	—	—	—	—	—	(104)
Transfers to Receivables, net	(50)	—	—	—	—	—	(50)
Settlements	(82,719)	80,811	—	54,547	(371)	—	52,268
	168,029	(142,014)	—	(225,039)	(371)	419,414	220,019
Total realized and unrealized gains (losses) included in earnings
Change in fair value	104,291	(94,623)	87	16,712	181	(17,129)	9,519
Calls and other	—	—	—	694	—	—	694
	104,291	(94,623)	87	17,406	181	(17,129)	10,213
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$4,988,151	$(4,838,193)	$1,679	$(715,924)	$1,866	$1,074,247	$511,826

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended March 31, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256	$343,662
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	—
Issuances	347,080	(306,749)	—	—	—	(706)	39,625
Sales	—	—	—	—	—	(228)	(228)
Settlements	(80,290)	75,099	—	16,999	—	—	11,808
	266,790	(231,650)	—	16,999	—	(934)	51,205
Total realized and unrealized gains (losses) included in earnings
Change in fair value	83,881	(73,834)	316	1,521	426	(26,335)	(14,025)
Calls and other	—	—	—	—	—	—	—
	83,881	(73,834)	316	1,521	426	(26,335)	(14,025)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$3,916,387	$(3,739,265)	$8,658	$(459,187)	$2,262	$651,987	$380,842

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

Significant valuation assumptions	March 31, 2018	December 31, 2017
Life in years
Range	3.7 to 8.3	4.4 to 8.1
Weighted average	6.1	6.4
Conditional repayment rate
Range	6.0% to 51.2%	5.4% to 51.9%
Weighted average	14.0%	13.1%
Discount rate	2.8%	3.2%
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
Fair Value MSRs
MSRs carried at fair value are classified within Level 3 of the valuation hierarchy. The fair value is equal to the mid-point of the range of prices provided by third-party valuation experts, without adjustment, except in the event we have a potential or completed sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is disclosed at the estimated sale price. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and presumably are contemplated along with other market-based transactions in their model validation.
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

Significant valuation assumptions	March 31, 2018		December 31, 2017
	Agency (1)	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	7.6%	16.1%	8.1%	16.6%
Weighted average delinquency rate	11.1%	28.5%	1.0%	28.5%
Advance financing cost	5-year swap	5-yr swap plus 2.75%	5-year swap	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap	5-yr swap minus .50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.2%	12.9%	9.0%	13.0%
Weighted average cost to service (in dollars)	$108	$305	$64	$305

(1)
The change in valuation assumptions for Agency MSRs at March 31, 2018, as compared to December 31, 2017, reflects the effects of our fair value election on January 1, 2018 for our remaining MSRs carried at amortized cost.

Amortized Cost MSRs
Prior to our fair value election on January 1, 2018 for our remaining portfolio of MSRs carried at amortized cost, we estimated the fair value using a process that involved either actual sale prices obtained or the use of independent third-party valuation experts, supported by commercially available discounted cash flow models and analysis of current market data. To provide greater price transparency to investors, we disclosed actual Ocwen sale prices for orderly transactions where available in lieu of third-party valuations.

Significant valuation assumptions	December 31, 2017
Weighted average prepayment speed	8.8%
Weighted average delinquency rate	10.9%
Advance financing cost	5-year swap
Interest rate for computing float earnings	5-year swap
Weighted average discount rate	9.2%
Weighted average cost to service (in dollars)	$108
We performed an impairment analysis based on the difference between the carrying amount and fair value after grouping the underlying loans into the applicable strata, which we defined as conventional and government-insured.
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
Automotive Dealer Financing Notes
At March 31, 2018, the limited number of balances remaining following our decision to exit the ACS business represent negotiated recoveries from suspended dealers or trailing potential recoveries on liquidated performing accounts, the net carrying value of which approximates fair value. Previously, we estimated the fair value of our automotive dealer financing notes using unobservable inputs within an internally developed cash flow model. Key inputs included projected repayments, interest and fee receipts, deferrals, delinquencies, recoveries and charge-offs of the notes within the portfolio. The projected cash flows were then discounted at a rate commensurate with the risk of the estimated cash flows to derive the fair value of the portfolio.

Significant valuation assumptions	December 31, 2017
Weighted average life in months	2.2
Average note rate	8.5%
Discount rate	10.0%
Loan loss rate	21.5%
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

Significant valuation assumptions	March 31, 2018	December 31, 2017
Life in years
Range	3.7 to 8.3	4.4 to 8.1
Weighted average	6.1	6.4
Conditional repayment rate
Range	6.0% to 51.2%	5.4% to 51.9%
Weighted average	14.0%	13.1%
Discount rate	2.7%	3.1%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged (Rights to MSRs)
We have elected to measure these borrowings at fair value. We recognize the proceeds received in connection with Rights to MSRs transactions as a secured borrowing that we account for at fair value. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs is determined using the mid-point of the range of prices provided by third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR. Because we have elected fair value for our portfolio of non-Agency MSRs, fair value changes in the Financing Liability - MSRs Pledged are partially offset by changes in the fair value of the related MSRs. See Note 8 — Rights to MSRs for additional information.

Significant valuation assumptions	March 31, 2018	December 31, 2017
Weighted average prepayment speed	16.5%	17.0%
Weighted average delinquency rate	28.9%	28.9%
Advance financing cost	5-yr swap plus 2.75%	5-year swap plus 2.75%
Interest rate for computing float earnings	5-yr swap minus .50%	5-year swap minus 0.50%
Weighted average discount rate	13.7%	13.7%
Weighted average cost to service (in dollars)	$311	$311
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
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month Eurodollar rate (1ML) interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended March 31,
	2018	2017
Beginning balance	$214,262	$284,632
Originations and purchases	205,994	840,999
Proceeds from sales	(293,063)	(817,033)
Principal collections	(804)	(744)
Transfers from Loans held for investment, at fair value	184	—
Gain on sale of loans	4,652	(396)
Increase (decrease) in fair value of loans	(3,871)	5,628
Other	(1,506)	472
Ending balance (1)	$125,848	$313,558

(1)	At March 31, 2018 and 2017, the balances include $3.8 million and $10.5 million, respectively, of fair value adjustments.
At March 31, 2018, loans held for sale, at fair value with a UPB of $108.7 million were pledged as collateral to warehouse lines of credit in our Lending segment.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended March 31,
	2018	2017
Beginning balance	$24,096	$29,374
Purchases	152,084	396,536
Proceeds from sales	(86,421)	(354,285)
Principal collections	(3,446)	(1,850)
Transfers to Receivables, net	(35,666)	(48,752)
Transfers to Other assets	(1,195)	(55)
Gain on sale of loans	692	(998)
(Increase) decrease in valuation allowance	(1,185)	4,429
Other	3,271	1,196
Ending balance (1)	$52,230	$25,595

(1)
At March 31, 2018 and 2017, the balances include $46.1 million and $20.0 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to receivables.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended March 31,
	2018	2017
Beginning balance	$7,318	$10,064
Provision	853	364
Transfer from Liability for indemnification obligations (Other liabilities)	719	255
Sales of loans	(409)	(5,045)
Other	22	(3)
Ending balance	$8,503	$5,635

Gain on Loans Held for Sale, Net	Three Months Ended March 31,
	2018	2017
Gain on sales of loans, net
MSRs retained on transfers of forward loans	$2,378	$8,126
Fair value gains related to transfers of reverse mortgage loans, net	10,968	7,638
Gain (loss) on sale of repurchased Ginnie Mae loans	692	(998)
Other, net	6,015	2,146
	20,053	16,912
Change in fair value of IRLCs	1,377	1,060
Change in fair value of loans held for sale	(3,924)	7,666
Gain (loss) on economic hedge instruments	2,398	(2,514)
Other	(104)	(180)
	$19,800	$22,944
Note 5 – Advances

	March 31, 2018	December 31, 2017
Principal and interest	$21,344	$20,207
Taxes and insurance	128,441	144,454
Foreclosures, bankruptcy and other	64,315	63,597
	214,100	228,258
Allowance for losses	(16,980)	(16,465)
	$197,120	$211,793
Advances at March 31, 2018 and December 31, 2017 include $12.3 million and $18.1 million, respectively, of advances relating to sales of loans that did not qualify for sale accounting.
The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$211,793	$257,882
Sales of advances	(439)	(3)
Collections of advances, charge-offs and other, net	(13,719)	(25,814)
(Increase) decrease in allowance for losses	(515)	2,108
Ending balance	$197,120	$234,173

Allowance for Losses	Three Months Ended March 31,
	2018	2017
Beginning balance	$16,465	$37,952
Provision	2,524	3,421
Net charge-offs and other	(2,009)	(5,529)
Ending balance	$16,980	$35,844

Note 6 – Match Funded Assets

	March 31, 2018	December 31, 2017
Advances
Principal and interest	$491,659	$523,248
Taxes and insurance	418,775	439,857
Foreclosures, bankruptcy, real estate and other	174,323	181,495
	1,084,757	1,144,600

Automotive dealer financing notes (1)	—	35,392
Allowance for losses	—	(2,635)
	—	$32,757

	$1,084,757	$1,177,357

(1)	In January 2018, we terminated our remaining automotive dealer loan financing facility.

	Three Months Ended March 31,
	2018		2017
	Advances	Automotive Dealer Financing Notes	Advances	Automotive Dealer Financing Notes
Beginning balance	$1,144,600	$32,757	$1,451,964	$—
Transfer (to) from other assets	—	(36,896)	—	25,180
Sales	—	—	(245)
New advances (collections), net	(59,843)	1,504	(86,294)	1,816
Decrease in allowance for losses	—	2,635	—	—
Ending balance	$1,084,757	$—	$1,365,425	$26,996
Note 7 – Mortgage Servicing

Mortgage Servicing Rights – Amortization Method	Three Months Ended March 31,
	2018	2017
Beginning balance	$336,882	$363,722
Fair value election - transfer of MSRs carried at fair value (1)	(361,670)	—
Additions recognized in connection with asset acquisitions	—	1,229
Additions recognized on the sale of mortgage loans	—	8,126
Sales and other transfers	—	(430)
	(24,788)	372,647
Amortization (1)	—	(12,715)
(Increase) decrease in impairment valuation allowance (1) (2)	24,788	(1,401)
Ending balance	$—	$358,531

Estimated fair value at end of period	$—	$462,289

(1)
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with each of these classes. We recorded a cumulative-effect adjustment of $82.0 million to retained earnings as of January 1, 2018 to reflect the excess of the fair value of the Agency MSRs over their carrying amount. We also recognized the tax effect of this adjustment through an increase in retained earnings of $6.8 million and a deferred tax asset for the same amount. However, we established a full valuation allowance on the resulting deferred tax asset through a reduction in retained earnings. The government-insured MSRs were impaired by $24.8 million at December 31, 2017; therefore, these MSRs were already effectively carried at fair value.

(2)
Impairment of MSRs is recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations for the three months ended March 31, 2017. Impairment valuation allowance balance of $24.8 million was reclassified to reduce the carrying value of the related MSRs on January 1, 2018 in connection with our fair value election. See Note 3 – Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method	Three Months Ended March 31,
	2018			2017
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$11,960	$660,002	$671,962	$13,357	$665,899	$679,256
Fair value election - transfer of MSRs carried at amortized cost, net of valuation allowance	336,882	—	336,882	—	—	—
Cumulative effect of fair value election	82,043	—	82,043	—	—	—
Sales and other transfers	—	(131)	(131)	—	(228)	(228)
Additions recognized on the sale of residential mortgage loans	2,378	—	2,378	—	—	—
Servicing transfers and adjustments	(1)	(1,757)	(1,758)	—	(706)	(706)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	20,460	—	20,460	494	—	494
Realization of expected future cash flows and other changes	(15,501)	(22,088)	(37,589)	(445)	(26,384)	(26,829)
Ending balance	$438,221	$636,026	$1,074,247	$13,406	$638,581	$651,987

(1)	Changes in fair value are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of March 31, 2018 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(94,723)	$(182,554)
Discount rate (option-adjusted spread)	(30,858)	(59,638)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at March 31, 2018 are increased prepayment speeds and a decrease in the yield assumption.

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

	Residential (1)	Commercial (2)	Total
UPB at March 31, 2018
Servicing	$73,264,640	$—	$73,264,640
Subservicing	1,792,880	—	1,792,880
NRZ (3)	98,331,356	—	98,331,356
	$173,388,876	$—	$173,388,876
UPB at December 31, 2017
Servicing	$75,469,327	$—	$75,469,327
Subservicing	2,063,669	—	2,063,669
NRZ (3)	101,819,557	—	101,819,557
	$179,352,553	$—	$179,352,553
UPB at March 31, 2017
Servicing	$83,841,793	$—	$83,841,793
Subservicing	4,196,729	92,817	4,289,546
NRZ (3)	114,330,492	—	114,330,492
	$202,369,014	$92,817	$202,461,831

(1)	Includes foreclosed real estate and small-balance commercial assets.

(2)	Consists of large-balance foreclosed real estate. During 2017, we sold or transferred servicing on the remaining managed assets.

(3)	UPB of loans serviced for which the Rights to MSRs have been sold to NRZ, including those subserviced for which third-party consents have been received and the MSRs have been transferred to NRZ.
During the three months ended March 31, 2018 and 2017, we sold MSRs with a UPB of $3.3 million and $52.2 million, respectively.
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
At March 31, 2018, S&P Global Ratings (S&P) servicer ratings outlook for Ocwen is stable. Fitch Ratings, Inc. (Fitch) servicer ratings outlook is Negative and Moody’s Investors Service, Inc. (Moody’s) servicer ratings are on Watch for Downgrade. Downgrades in servicer ratings could adversely affect our ability to sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. At March 31, 2018, non-Agency servicing agreements with a UPB of $28.9 billion have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in non-Agency servicing agreements with a UPB of $9.1 billion, or approximately 9% of our total non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

Servicing Revenue	Three Months Ended March 31,
	2018	2017
Loan servicing and subservicing fees
Servicing	$58,995	$67,172
Subservicing	914	3,605
NRZ	127,017	147,311
	186,926	218,088
Late charges	14,589	16,784
Custodial accounts (float earnings)	7,263	4,819
Loan collection fees	5,018	6,318
Home Affordable Modification Program (HAMP) fees (1)	4,104	20,983
Other	4,238	5,510
	$222,138	$272,502

(1)
The HAMP program expired on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification.

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.6 billion and $2.0 billion at March 31, 2018 and March 31, 2017, respectively.
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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in (i) the Master Servicing Rights Purchase Agreement dated as of October 1, 2012, as amended, and (ii) certain Sale Supplements, as amended (collectively, the Existing Rights to MSRs Agreements). The July 23, 2017 agreements, as amended, include a Master Agreement, Transfer Agreement and Subservicing Agreement (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer of the MSRs underlying the Rights to MSRs to NRZ and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years (the Initial Term). While we continue the process of obtaining the third-party consents necessary to transfer the MSRs to NRZ, on January 18, 2018, the parties entered into new agreements regarding the Rights to MSRs that remained subject to the Existing Rights to MSRs Agreements (including a Servicing Addendum) and amended the Transfer Agreement (collectively, New RMSR Agreements) to accelerate the implementation of certain parts of our arrangements in order to achieve the intent of the 2017 Agreements sooner. Ocwen will continue to service the related mortgage loans until the necessary third-party consents are obtained in order to transfer the applicable MSRs in accordance with the New RMSR Agreements. Upon receiving the required consents and transferring the MSRs, Ocwen will subservice the mortgage loans underlying the MSRs pursuant to the 2017 Agreements.
The 2017 Agreements and New RMSR Agreements provide for the conversion of the economics of the Existing Rights to MSRs Agreements into a more traditional subservicing arrangement and involve upfront payments to Ocwen. Prior to the execution of the New RMSR Agreements, we received these payments upon obtaining the required third-party consents and the transfer of the MSRs. Upon execution of the New RMSR Agreements, we received the balance of these upfront payments. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Existing Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements and the New RMSR Agreements. On September 1, 2017, pursuant to the 2017 Agreements, Ocwen successfully transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. On January 18, 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements.

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
Under the terms of the Subservicing Agreement and Servicing Addendum, in addition to a base servicing fee, Ocwen will continue to receive ancillary income, which primarily includes late fees, loan modification fees and Speedpay® fees. NRZ will receive all float earnings and deferred servicing fees related to delinquent borrower payments, as well as be entitled to receive certain real estate owned (REO) related income including REO referral commissions.
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
Interest expense related to financing liabilities recorded in connection with the NRZ transactions is indicated in the table below.

	Three Months Ended March 31,
	2018	2017
Servicing fees collected on behalf of NRZ	$127,017	$147,311
Less: Subservicing fee retained by Ocwen	34,217	79,154
Net servicing fees remitted to NRZ	92,800	68,157
Less: Reduction (increase) in financing liability
Changes in fair value
Existing Rights to MSRs Agreements	116	—
2017 Agreements and New RMSR Agreements	16,596	—
Runoff, settlement and other	53,038	16,999
	$23,050	$51,158
In April 2015, Ocwen sold all economic beneficial rights to the “clean-up call rights” to which we are entitled pursuant to servicing agreements that underlie the Rights to MSRs to NRZ for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with such clean-up call. We received $0.2 million and $2.4 million during the three months ended March 31, 2018 and 2017, respectively, from NRZ in connection with such clean-up calls. As a result of the 2017 Agreements and the New RMSR Agreements, Ocwen is no longer entitled to the 0.50% purchase price but will continue to be reimbursed for costs incurred with respect to such efforts and receives an administrative fee.

Note 9 – Receivables

	March 31, 2018	December 31, 2017
Servicing-related receivables
Government-insured loan claims, net	$122,308	$114,971
Reimbursable expenses	31,661	31,709
Due from custodial accounts	22,053	36,122
Due from NRZ	7,228	14,924
Other	7,802	11,959
	191,052	209,685
Income taxes receivable	33,320	36,831
Other receivables	11,875	19,600
	236,247	266,116
Allowance for losses	(69,729)	(66,587)
	$166,518	$199,529
At March 31, 2018 and December 31, 2017, the allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at March 31, 2018 and December 31, 2017 were $57.6 million and $53.3 million, respectively.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended March 31,
	2018	2017
Beginning balance	$53,340	$53,258
Provision	10,376	11,885
Net charge-offs and other	(6,123)	(23,705)
Ending balance	$57,593	$41,438
Note 10 – Other Assets

	March 31, 2018	December 31, 2017
Contingent loan repurchase asset	$347,080	$431,492
Debt service accounts	27,496	33,726
Prepaid representation, warranty and indemnification claims - Agency MSR sale	20,173	20,173
Prepaid expenses	19,539	22,559
Other restricted cash	9,278	9,179
Derivatives, at fair value	6,818	5,429
Prepaid lender fees, net	6,778	9,496
Real estate	3,828	3,070
Interest-earning time deposits	3,291	4,739
Automotive dealer financing notes, net	2,399	—
Mortgage backed securities, at fair value	1,679	1,592
Prepaid income taxes	—	5,621
Other	7,167	7,715
	$455,526	$554,791

Automotive dealer financing notes represent short-term inventory-secured floor plan loans. The balance of the notes of $5.2 million and $7.7 million are reported net of an allowance of $2.8 million and $7.7 million at March 31, 2018 and December 31, 2017, respectively. Changes in the allowance are as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$7,664	$4,371
Provision	247	6,145
Net charge-offs and other	(5,144)	—
Ending balance	$2,767	$10,516
Note 11 – Borrowings

Match Funded Liabilities				March 31, 2018		December 31, 2017
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2014-VF4 (4)	Aug. 2048	Aug. 2018	$69,924	4.25%	$76	4.29%	$67,095
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Aug. 2048	Aug. 2018	69,924	4.25	76	4.29	67,095
Advance Receivables Backed Notes - Series 2016-T1 (5)	Aug. 2048	Aug. 2018	—	2.77	265,000	2.77	265,000
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Advance Receivables Backed Notes - Series 2017-T1 (5)	Sep. 2048	Sep. 2018	—	2.64	250,000	2.64	250,000
Total Ocwen Master Advance Receivables Trust (OMART)			139,848	2.80	750,152	3.02	884,190
Ocwen Servicer Advance Receivables Trust III (OSART III) - Advance Receivables Backed Notes, Series 2014-VF1 (6)	Dec. 2048	Dec. 2018	32,932	5.08	22,068	4.63	33,768
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (7)	Jun. 2048	Jun. 2018	81,624	5.04	28,376	4.52	56,078
Total Servicing Advance Financing Facilities			254,404	2.94%	800,596	3.16%	974,036

Automotive Capital Asset Receivables Trust (ACART) - Loan Series 2017-1 (8)	Feb. 2021	Feb. 2019	—	—%	—	6.77%	24,582

			$254,404	2.94%	$800,596	3.25%	$998,618

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

(2)
Borrowing capacity is available to us provided that we have eligible collateral to pledge. Collateral may only be pledged to one facility. At March 31, 2018, $121.1 million of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 1.88% and 1.56% at March 31, 2018 and December 31, 2017, respectively.

(4)
Effective January 1, 2018, the borrowing capacity of the Series 2014-VF4 and the Series 2015-VF5 variable rate notes were each reduced from $105.0 million to $70.0 million. There is a ceiling of 125 basis points (bps) for 1ML in determining the interest rate for these variable rate notes. Rates on the individual notes are based on 1ML plus a margin of 235 to 635 bps.

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

(6)
The maximum borrowing capacity under this facility is $55.0 million. There is a ceiling of 300 bps for the three-month Eurodollar rate (3ML) in determining the interest rate for these variable rate notes. Rates on the individual notes are based on the lender’s cost of funds plus a margin of 235 to 475 bps.

(7)
The combined borrowing capacity of the notes is $110.0 million with interest computed based on the lender’s cost of funds plus a margin of 250 to 500 bps. There is a ceiling of 300 bps for 3ML in determining the interest rate for these variable rate notes.

(8)	On January 23, 2018, we voluntarily terminated the Loan Series 2017-1 Notes.
Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of March 31, 2018, we were the servicer of Rights to MSRs sold to NRZ pertaining to approximately $98.3 billion in UPB and the associated outstanding servicing advances as of such date were approximately $2.5 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. See Note 8 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	March 31, 2018	December 31, 2017
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$4,838,193	$4,601,556
Other Financing Liabilities
MSRs pledged, at fair value
Existing Rights to MSRs Agreements	MSRs	(2)	(2)	479,654	499,042
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	236,270	9,249
				715,924	508,291
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (4)	MSRs	(4)	Feb. 2028	70,546	72,575
Advances pledged (5)	Advances on loans	(5)	(5)	7,435	12,652
				793,905	593,518

				$5,632,098	$5,195,074

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

(2)
This financing liability has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

(3)
This financing liability arose in connection with lump sum payments received upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ in September 2017. In connection with the execution of the New RMSR Agreements in January 2018, we received a lump sum payment of $279.6 million as compensation for foregoing certain payments under the Existing Rights to MSRs Agreements. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows. The expected maturity of the liability is April 30, 2020, the date through which we are scheduled to be the servicer on loans underlying the Rights to MSRs per the Existing Rights to MSRs Agreements.

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

(5)
Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity. The effective interest rate is based on 1ML plus a margin of 450 bps.

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	March 31, 2018	December 31, 2017
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$294,065	$298,251
Mortgage loan warehouse facilities
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Aug. 2018	87,500	—	8,221
Participation agreements (4)	LHFS	N/A	Jun. 2018 (4)	—	91,288	161,433
Mortgage warehouse agreement (5)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 350 bps	Oct. 2018	—	15,295	32,042
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec.2018	101,634	48,366	54,086
Master repurchase agreement (7)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Dec.2018	—	742	—
				189,134	155,691	255,782

				$189,134	449,756	554,033
Unamortized debt issuance costs - SSTL					(4,904)	(5,423)
Discount - SSTL					(2,496)	(2,760)
					$442,356	$545,850

Weighted average interest rate					5.54%	5.22%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, $59.9 million could be used at March 31, 2018 based on the amount of eligible collateral that could be pledged.

(2)
Under the terms of the Amended and Restated Senior Secured Term Loan Facility Agreement with an original borrowing capacity of $335.0 million, we may request increases to the loan amount of up to $100.0 million, with additional increases subject to certain limitations. We are required to make quarterly payments of $4.2 million on the SSTL, the first of which was paid on March 31, 2017.

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
Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate (the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) 1ML), plus a margin of 4.00% and subject to a base rate floor of 2.00% or (b) 1ML, plus a margin of 5.00% and subject to a 1ML floor of 1.00%. To date, we have elected option (b) to determine the interest rate.

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

(4)
Under these participation agreements, the lender provides financing for a combined total of $250.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On April 25, 2018, we renewed this facility through June 30, 2018.

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

(7)	Under this agreement, the lender provides financing for up to $50.0 million at the discretion of the lender.

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			March 31, 2018	December 31, 2017
Senior unsecured notes (1)	6.625%	May 2019	$3,122	$3,122
Senior secured notes (2)	8.375%	Nov. 2022	346,878	346,878
			350,000	350,000
Unamortized debt issuance costs			(2,525)	(2,662)
			$347,475	$347,338

(1)
Ocwen may redeem all or a part of the remaining Senior Unsecured Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price (expressed as percentages of principal amount) of 103.313% and 100.000% during the twelve-month periods beginning May 15, 2017 and 2018 (and thereafter), respectively, plus accrued and unpaid interest and additional interest, if any.

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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. At March 31, 2018, S&P affirmed our long-term corporate rating of “B-”. Moody’s affirmed our long-term corporate rating as “Caa1”and Fitch ratings remain on Negative. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Financial covenants in certain of our debt agreements require that we maintain, among other things:

•	a 40% loan to collateral value ratio, as defined under our SSTL, as of the last date of any fiscal quarter; and

•	specified levels of tangible net worth and liquidity at the OLS level.
As of March 31, 2018, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $1.1 billion in consolidated tangible net worth, as defined, at OLS under our match funded debt and certain of our other debt agreements.
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

Note 12 – Other Liabilities

	March 31, 2018	December 31, 2017
Contingent loan repurchase liability	$347,081	$431,492
Other accrued expenses	59,683	75,088
Accrued legal fees and settlements	46,305	51,057
Due to NRZ	38,516	98,493
Servicing-related obligations	33,653	35,239
Liability for indemnification obligations	21,336	23,117
Checks held for escheat	20,846	19,306
Accrued interest payable	13,183	5,172
Deferred revenue	3,910	3,463
Amounts due in connection with MSR sales	3,716	8,291
Liability for uncertain tax positions	3,322	3,252
Derivatives, at fair value	2,169	635
Other	14,731	14,805
	$608,451	$769,410
We monitor our legal and regulatory matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We establish a liability for settlements, including fines and penalties, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated. See Note 18 – Regulatory Requirements and Note 20 – Contingencies for additional information.

Accrued Legal Fees and Settlements	Three Months Ended March 31,
	2018	2017
Beginning balance	$51,057	$93,797
Accrual for probable losses (1)	7,452	13,293
Payments (2)	(6,036)	(25,860)
Issuance of common stock in settlement of litigation (3)	(5,719)	—
Net change in accrued legal fees	(299)	807
Other	(150)	—
Ending balance	$46,305	$82,037

(1)
Consists of amounts accrued for probable losses in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the unaudited consolidated statements of operations.

(2)	Includes cash payments made in connection with resolved legal and regulatory matters.

(3)	In January 2018, Ocwen issued 1,875,000 shares of common stock in connection with a previously approved securities litigation settlement.
Note 13 – Derivative Financial Instruments and Hedging Activities
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

The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. None of the derivatives was designated as a hedge for accounting purposes at March 31, 2018:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at December 31, 2017	$96,339	$240,823	$375,000
Additions	338,270	157,607	70,000
Amortization	—	—	(70,000)
Maturities	(256,726)	(213,179)	—
Terminations	(49,083)	—	—
Notional balance at March 31, 2018	$128,800	$185,251	$375,000

Maturity	Apr. 2018 - June 2018	June 2018	Jul. 2018 - Dec. 2019

Fair value of derivative assets (liabilities) (1) at:
March 31, 2018	$4,952	$(2,169)	$1,866
December 31, 2017	3,283	(545)	2,056

Gains (losses) on derivatives during the three months ended:	Gain on Loans Held for Sale, Net		Other, Net
March 31, 2018	$1,377	$2,398	$193
March 31, 2017	1,060	(2,514)	359

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets.
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
Included in Accumulated other comprehensive loss (AOCL) at March 31, 2018 and 2017, respectively, were $1.2 million and $1.3 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges.
Note 14 – Interest Expense

	Three Months Ended March 31,
	2018	2017
Financing liabilities
NRZ	$23,050	$51,158
Other financing liabilities	1,194	1,811
	24,244	52,969
Match funded liabilities	9,549	12,849
Other secured borrowings	8,188	9,548
Senior notes	7,452	7,456
Other	1,377	1,240
	$50,810	$84,062
Note 15 - Income Taxes
Our effective tax rate for the three months ended March 31, 2018 and 2017 was 47.3% and (7.0)%, respectively, on income (loss) before income taxes of $5.0 million and $(30.5) million, respectively. The increase in the effective tax rates for the three months ended March 31, 2018, compared with the same period in 2017, was primarily due to the effects of the Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. We recognized incremental income tax expense of $1.4 million for the Base Erosion and Anti-Abuse Tax (BEAT) provision of the Tax Act in the three months ended March 31, 2018. This increase in income tax expense related to implementing provisions of the Tax Act that were effective January 1, 2018 was offset by a reduction in income tax expense as a result of our adoption of ASU 2016-16 on January 1, 2018, as the deferred tax effects of intra-entity transfers of assets recognized as prepaid income taxes are no longer amortized to income tax expense over the life of the asset.
The reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after-tax earnings. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including BEAT, Global Intangible Low-Taxed Income (GILTI) and revised interest deductibility limitations) which we are currently reviewing. It is possible that any impact of these provisions could significantly reduce the benefit of the reduction in the statutory U.S. federal rate. Due to the uncertain practical and technical application of many of these provisions in the Tax Act, at this time, we are unable to make a final determination of the precise impact on our future earnings, and our accounting for the Tax Act remains incomplete.
However, as previously disclosed, at December 31, 2017 we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the reduction in the statutory U.S. federal tax rate. We have not recorded any additional measurement-period adjustments related to the transition tax or the reduction in the U.S. federal tax rate during the three months ended March 31, 2018. We are continuing to gather additional information and expect to complete our accounting for the transition tax within the prescribed measurement period.
Also, as previously disclosed, at December 31, 2017 we were not yet able to reasonably estimate the effects of certain elements of the Tax Act, such as BEAT, GILTI and revised interest deductibility limitations. Therefore, no provisional adjustments were recorded.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are permitted to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of our estimated future results of global operations, and as a result, we are not yet able to reasonably estimate the long-term effects of this provision of the Tax Act. Therefore, we have not recorded any deferred tax effects related to GILTI in our financial statements and have not made a policy election regarding whether to record deferred taxes on GILTI or to apply the period cost method as of March 31, 2018. We have, however, included an estimate of the 2018 current GILTI impact in the calculation of our annualized effective tax rate for 2018. In addition, we have included an estimate of the 2018 current BEAT impact in our income tax expense for 2018. We expect to complete our accounting within the prescribed measurement period.
Note 16 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the three months ended March 31, 2017, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended March 31,
	2018	2017
Basic income (loss) per share
Net income (loss) attributable to Ocwen stockholders	$2,548	$(32,724)

Weighted average shares of common stock	133,121,465	124,014,928

Basic earnings (loss) per share	$0.02	$(0.26)

Diluted earnings (loss) per share
Net income (loss) attributable to Ocwen stockholders	$2,548	$(32,724)

Weighted average shares of common stock	133,121,465	124,014,928
Effect of dilutive elements
Stock option awards	—	—
Common stock awards	1,485,464	—
Dilutive weighted average shares of common stock	134,606,929	124,014,928

Diluted earnings (loss) per share	$0.02	$(0.26)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	6,503,348	2,056,215
Market-based (2)	817,446	782,446

(1)	Stock options were anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock.

(2)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
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

Lending. The Lending segment originates conventional and government-insured residential forward and reverse mortgage loans through correspondent lending arrangements, broker relationships (wholesale) and directly with mortgage customers (retail). The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. In 2017, we closed our forward correspondent lending channel and exited the forward wholesale lending business. We continue to originate loans through our forward retail lending channel as well as through all three channels of reverse mortgage lending.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, and our other business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us. In January 2018, we decided to exit the ACS business and have liquidated the majority of our portfolio of inventory-secured loans to independent used car dealers.
We allocate a portion of interest income to each business segment, including interest earned on cash balances and short-term investments. We also allocate expenses incurred by corporate support services to each business segment.
Financial information for our segments is as follows:

	Three Months Ended March 31, 2018
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$226,096	$29,195	$4,966	$—	$260,257

Expenses (1)	171,095	20,296	15,110	—	206,501

Other income (expense):
Interest income	429	1,492	779	—	2,700
Interest expense	(34,517)	(1,946)	(14,347)	—	(50,810)
Gain on sale of mortgage servicing rights, net	958	—	—	—	958
Other	(1,387)	325	(577)	—	(1,639)
Other expense, net	(34,517)	(129)	(14,145)	—	(48,791)

Income (loss) before income taxes	$20,484	$8,770	$(24,289)	$—	$4,965

	Three Months Ended March 31, 2017
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$284,019	$30,746	$7,099	$—	$321,864

Expenses	216,913	29,332	30,138	—	276,383

Other income (expense):
Interest income	87	2,748	928	—	3,763
Interest expense	(67,351)	(3,284)	(13,427)	—	(84,062)
Gain on sale of mortgage servicing rights, net	287	—	—	—	287
Other	3,002	231	800	—	4,033
Other expense, net	(63,975)	(305)	(11,699)	—	(75,979)

Income (loss) before income taxes	$3,131	$1,109	$(34,738)	$—	$(30,498)

Total Assets	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
March 31, 2018	$2,938,827	$5,131,232	$393,259	$—	$8,463,318

December 31, 2017	$3,033,243	$4,945,456	$424,465	$—	$8,403,164

March 31, 2017	$3,157,083	$4,248,844	$457,217	$—	$7,863,144

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three months ended March 31, 2018
Depreciation expense	$1,358	$29	$5,140	$6,527
Amortization of debt discount	—	—	264	264
Amortization of debt issuance costs	—	—	656	656

Three months ended March 31, 2017
Depreciation expense	$1,402	$48	$5,631	$7,081
Amortization of mortgage servicing rights	12,643	72	—	12,715
Amortization of debt discount	—	—	271	271
Amortization of debt issuance costs	—	—	673	673

(1)
Expenses in the Corporate Items and Other segment for the three months ended March 31, 2018 includes $5.6 million of severance expense attributable to headcount reductions in connection with our strategic initiatives to exit the ACS business and the forward lending correspondent and wholesale channels, as well as our overall efforts to reduce costs.

Note 18 – Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the HUD, the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of the changing environment in which we operate. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could incur costs to comply with the terms of such resolutions, including, but not limited to, the costs of audits, reviews and third-party firms to monitor our compliance with such resolutions.
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
Ocwen has various subsidiaries, including OLS, Homeward and Liberty, that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at March 31, 2018.
OLS, Homeward and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. See Note 20 – Contingencies for additional information relating to our recent interactions with Ginnie Mae as a result of the state regulatory actions discussed in that note. We believe we were in compliance with applicable net worth requirements at March 31, 2018. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements referenced above is based on the total assets of OLS, and the required net worth was $275.3 million at March 31, 2018.
New York Department of Financial Services. In December 2014, we entered into a consent order (the 2014 NY Consent Order) with the NY DFS as a result of an investigation relating to Ocwen’s servicing of residential mortgages. In March 2017, we entered into another consent order with the NY DFS (the 2017 NY Consent Order) that provided for the termination of the engagement of the monitor appointed pursuant to the 2014 NY Consent Order and for us to comply with certain reporting and other obligations.
The 2017 NY Consent Order requires us to update the NY DFS quarterly on our implementation of certain operational enhancements that we and the NY DFS agreed should be made. We made what we believe to be our final required report to the NY DFS in December 2017. Our updates to date show that all agreed upon enhancements are being implemented. Pursuant to the 2017 NY Consent Order, the NY DFS has the right to examine Ocwen to assess our implementation of such enhancements and the general safety and soundness of our servicing operations. As a result of such examination, if the NY DFS concludes that we have materially failed to implement such enhancements or otherwise finds that our servicing operations are materially deficient, the NY DFS may require Ocwen to hire an independent consultant to review and issue additional recommendations on our servicing operations. The 2017 NY Consent Order grants the NY DFS the additional right to conduct an on-site examination of Ocwen’s servicing practices in order to determine whether to approve Ocwen’s request to ease the restrictions on its ability to acquire new MSRs. To the extent that the NY DFS servicing examination results in adverse findings against Ocwen, the NY DFS could determine not to ease restrictions on our acquiring MSRs or to take other regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
California Department of Business Oversight. In January 2015, OLS entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination. In February 2017, we entered into another consent order with the CA DBO (the 2017 CA Consent Order) that terminated the 2015 CA Consent Order and resolved open matters between us and the CA DBO. We believe that we have completed those obligations of the 2017 CA Consent Order that have already come due, and we have so notified the CA DBO. We have certain remaining reporting and other obligations under the 2017 CA Consent Order. Pursuant to the 2017 CA Consent Order, the CA DBO has engaged a third-party administrator who, at the expense of the CA DBO, has commenced work to confirm that Ocwen has completed certain commitments under the 2017 CA Consent Order. If the CA DBO were to allege that we failed to comply with these or other obligations under the 2017 CA Consent Order or that we otherwise were in breach of applicable laws, regulations or licensing requirements, the CA DBO could take regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
Separately, we are engaged in discussions with the CA DBO to enter into a consent order in order to resolve a finding stemming from a lending examination of Homeward. We do not anticipate paying any fines or penalties or conducting any remediation as a result of this proposed consent order.
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
Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.4 billion at March 31, 2018. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $110.9 million and $17.9 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2018. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Long Term Contracts
Our business is currently dependent on many of the services and products provided by a subsidiary of Altisource Portfolio Solutions, S.A. (Altisource) under long-term agreements, many of which include renewal provisions.
Each of Ocwen and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with Altisource. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource currently provides title services to Liberty. Ocwen also has a General Referral Fee agreement with Altisource pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. However, for MSRs that transferred to NRZ in September 2017, as well as those subject to the New RMSR Agreements we entered into in January 2018, we are not entitled to REO referral commissions.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $46.3 million at March 31, 2018. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2018.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC, 2:15-cv-01831 (N.D. Ala.). The plaintiffs are seeking statutory damages under the FDCPA, compensatory damages and injunctive relief. The presiding court previously ruled on Ocwen’s motions to dismiss, and Ocwen has answered the operative complaint. Our accrual with respect to this matter is included in the$46.3 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
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
We have previously disclosed the settlement of the consolidated securities fraud class action lawsuit that contained allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements, among other matters, in the United States District Court for the Southern District of Florida captioned In re Ocwen Financial Corporation Securities Litigation, 9:14-cv-81057-WPD (S.D. Fla.) (such consolidated lawsuit, the Securities Class Action). In March 2018 and April 2018, respectively, Ocwen was named as a defendant in two separate “opt-out” securities fraud actions brought on behalf of certain putative shareholders of Ocwen based on similar allegations to those contained in the Securities Class Action. See Brahman Partners et al. v. Ocwen Financial Corporation et al., 9:18-cv-80359-DMM (S.D. Fla.) and Owl Creek et al. v. Ocwen Financial Corporation et al., 9:18-cv-80506-BB (S.D. Fla.). Our accrual with respect to this matter is included in the $46.3 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
We have previously disclosed that as a result of the April 2017 federal and state regulatory actions described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance, among other matters. Those lawsuits were consolidated in the United States District Court for the Southern District of Florida in the matter captioned Carvelli v. Ocwen Financial Corporation et al., 9:14-cv-9:17-cv-80500-RLR (S.D. Fla.). On April 27, 2018, the court in Carvelli granted our motion to dismiss, and dismissed the consolidated case with prejudice. To the extent these plaintiffs attempt to appeal or otherwise refile their suit, Ocwen and the other defendants intend to defend themselves vigorously. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of this existing lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. If additional lawsuits are filed, Ocwen intends to vigorously defend itself against such lawsuits. If our efforts to defend the existing lawsuit or any future lawsuit are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
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
CFPB
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. Our accrual with respect to this matter is included in the $46.3 million legal and regulatory accrual referenced above. The resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing, State Attorneys General and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our servicing and lending businesses. We also regularly engage with state attorneys general and the CFPB and, on occasion, we engage with other federal agencies, including the Department of Justice and various inspectors general on various matters, including responding to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
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
We have entered into agreements with 29 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contain the following key terms (the Multi-State Common Settlement Terms):

•	Ocwen will not acquire any new residential mortgage servicing rights until April 30, 2018.

•
Ocwen will develop a plan of action and milestones regarding its transition from the servicing system we currently use, REALServicing®, to an alternate servicing system and, with certain exceptions, will not board any new loans onto the REALServicing system.

•
In the event that Ocwen chooses to merge with or acquire an unaffiliated company or its assets in order to effectuate a transfer of loans from the REALServicing system, Ocwen must give the applicable regulatory agency prior notice to the signing of any final agreement and the opportunity to object (which prior notice requirement is independent of, and in addition to, applicable state law notice and consent requirements relating to change of control transactions). If no objection is received, the provisions of the first bullet point above shall not prohibit the transaction or limit the transfer of loans from the REALServicing system onto the merged or acquired company’s alternate servicing system. In the event that an unaffiliated company merges with or acquires Ocwen or Ocwen’s assets, the provisions of the first bullet point above shall not prohibit the transaction or limit the transfer of loans from the REALServicing system onto the merging or acquiring company’s alternate servicing system.

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
In addition to the terms described above, Ocwen entered into settlements with certain states on different or additional terms, which include making additional communications with and for borrowers, certain review, reporting and remediation obligations, and the following additional terms:

•	Ocwen agreed with the Connecticut regulatory agency to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Connecticut.

•
In its agreement with the Maryland regulatory agency, Ocwen agreed to complete an independent management assessment and enterprise risk assessment and to a prohibition, with certain de minimis exceptions, on repurchases of our stock until December 7, 2018. Ocwen also agreed to make certain payments to Maryland, to provide remediation to certain borrowers in the form of cash payments or credits and to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Maryland.

•
Ocwen agreed with the Massachusetts regulatory agency to pay $1.0 million to the Commonwealth of Massachusetts Mortgage Education Trust. Ocwen and the Massachusetts regulatory agency also agreed on a schedule pursuant to which we will regain eligibility to acquire residential MSRs on Massachusetts loans (including loans originated by Ocwen) as it meets certain thresholds in its transition to a new servicing platform. All restrictions on Massachusetts MSR acquisitions will be lifted when Ocwen completes the second phase of a three-phase data integrity audit which will be conducted by an independent third-party following completion of Ocwen’s servicing platform transition.

Following the resolution with Massachusetts, we have resolved all of the administrative actions (but not all of the legal actions, which are described below) taken by state regulators on April 20, 2017 and shortly thereafter.
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
The Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. Previously, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute.
While we endeavor to negotiate appropriate resolutions in these two matters, we are vigorously defending ourselves, as we believe we have valid defenses to the claims made in both lawsuits. The outcome of these two lawsuits, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss related to these matters above amounts currently accrued.
Our accrual with respect to the administrative and legal actions initiated on April 20, 2017 and shortly thereafter is included in the $46.3 million litigation and regulatory matters accrual referenced above. We will also incur costs complying with the terms of the settlements we have entered into, including in connection with the escrow review and transition to a new servicing system. For example, with respect to the escrow review, which is currently underway, we will incur remediation costs to the extent that errors are identified which require remediation. If we fail to comply with the terms of our settlements, additional administrative or legal regulatory actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
Certain of the state regulators’ cease and desist orders reference a confidential supervisory memorandum of understanding (MOU) that we entered into with the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators, and six states relating to a servicing examination from 2013 to 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as a step toward closing the

2013-2015 examination. There were no monetary or other penalties under the MOU. Ocwen responded to the MOU items and continues to provide certain reports and other information pursuant to the MOU.
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. The letter stated that at this point, the investigation is preliminary in nature and the Department of Justice has not made any determination as to whether OLS violated the act. In addition, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization alleging discrimination in the manner in which the company maintains REO properties in minority communities. In February 2018, this matter was administratively closed, and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
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
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and Ginnie Mae has accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it would forbear from immediately exercising any rights relating to this matter for a period of 90 days from the date of the letter; however, it reserved the right to make additional requests of Ocwen and to restrict or terminate Ocwen’s participation in the Ginnie Mae mortgage-backed securities program. Based on our conversations with Ginnie Mae, we understand that Ginnie Mae views this as a violation with a prescribed remedy and that the purpose of the notice is to provide for a period of resolution. We have provided and intend to continue to provide information to Ginnie Mae as we seek to resolve its concerns, including with respect to our efforts to resolve the state regulatory and the operational matters outlined by Ginnie Mae. Ginnie Mae has three times extended the forbearance period for an additional 90 days and the present forbearance period extends through July 24, 2018. On April 18, 2018, we were told by Ginnie Mae that during the current forbearance period it plans to evaluate details on the consent orders we have entered into to resolve the cease and desist orders discussed above. Ginnie Mae has indicated to us that it expects that the result of its evaluation, which it expects will take less than 90 days, will be to issue a letter noting that we have met all requirements under the notice of violation, effectively ending the matter. We continue to operate as a Ginnie Mae issuer in all respects and continue to participate in Ginnie Mae issuing of mortgage-backed securities and home equity conversion loan pools in the ordinary course.
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
At March 31, 2018 and March 31, 2017, we had outstanding representation and warranty repurchase demands of $31.4 million UPB (192 loans) and $45.4 million UPB (249 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$19,229	$24,285
Provision for representation and warranty obligations	57	(2,680)
New production reserves	104	181
Charge-offs and other (1)	(1,844)	(2,250)
Ending balance	$17,546	$19,536

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2018.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in our Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequent SEC filings.
OVERVIEW
General
We are a financial services company that services and originates loans. Our goal is to be a world-class servicing and lending company that delivers service excellence to our customers and servicing clients and strong returns to our shareholders.
The vast majority of our revenues are generated from our residential mortgage servicing business. However, regulatory restrictions on acquisitions of MSRs, portfolio runoff and asset sales have resulted in a 62.7% decline in our servicing portfolio as compared to December 31, 2013. As a result, our revenues have decreased significantly and, while some of our expenses have reduced significantly, we have not been able to reduce our overall expenses by a comparative amount, in part because of the relatively fixed nature of our corporate overhead. In addition, continuing regulatory and legal matters have negatively impacted our results. We have incurred a net loss in each of the last four fiscal years, which has significantly eroded stockholders’ equity and weakened our financial condition.
We are continuing to seek operational efficiencies to manage our cost structure as our servicing portfolio continues to shrink. However, there are limits to our ability to reduce costs through operational adjustments. Ultimately, we believe that it is unlikely that we will be able to return to sustained profitability simply by reducing our costs through operational adjustments. Given the relative size of our corporate overhead, including the risk and compliance infrastructure necessary to operate as a non-bank mortgage servicer and lender, we believe that we will need to grow our future revenues in order to return to sustained profitability.
Accordingly, on February 27, 2018, we entered into a Merger Agreement pursuant to which PHH will become a wholly owned subsidiary of Ocwen. We believe our acquisition of PHH will enable us to obtain the following key strategic and financial benefits:

•	Accelerate Ocwen’s transition to the Black Knight Financial Services, Inc. LoanSphere MSP® servicing platform;

•	Improve servicing and origination margins through improved economies of scale;

•	Reduce fixed costs (on a combined basis) through reductions of redundant corporate overhead and other costs; and,

•	Provide a foundation to enable the combined servicing platform to resume new business and growth activities to offset portfolio runoff.
The transaction is expected to close in the second half of 2018, subject to approval by PHH stockholders, regulatory approvals and other closing conditions. There can be no assurances the merger will be completed timely or at all or that the desired strategic and financial benefits will be realized.
We have received aggregate lump-sum payments of $334.2 million in connection with our 2017 Agreements and the New RMSR Agreements with NRZ. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Existing Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements. Accordingly, the new agreements provide for a larger portion of future servicing compensation to be retained by NRZ. We have begun investing excess cash amounts to achieve targeted investment returns within our risk appetite and we have also deployed excess cash to reduce secured borrowings. We continue to evaluate options to grow our revenues through select investments. There can be no assurances we will be able to execute on our plans or that the returns on such investments will ultimately meet our targets.
As a general matter, we intend to continue to evaluate returns on our existing MSR portfolio, and we may decide to sell select portions of our portfolio or to enter into transactions with similarities to the agreements we have entered into with NRZ if we believe that such actions will benefit Ocwen versus holding the assets over a longer term.
We have faced, and expect to continue to face, heightened regulatory and public scrutiny as well as stricter and more comprehensive regulation of our business. We work diligently to assess the implications of the regulatory environment in which we operate and to meet the requirements of the current environment. We devote substantial resources to regulatory compliance and to addressing regulatory actions and engagements, while, at the same time, striving to meet the needs and expectations of our customers, servicing clients and other stakeholders. Our business, operating results and financial condition have been significantly impacted in recent periods by restrictions on our business arising from regulatory settlements and by legal fees, settlement payments and other expenses related to regulatory matters. Our business, operating results and financial condition have also been significantly impacted in recent periods by litigation matters, some of which have either stemmed from or been negatively impacted by our regulatory challenges.
To the extent we are unable to avoid, mitigate or offset similar expenses in future periods, our business, operating results and financial condition will continue to be adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and improve our financial performance through strategic and other transactions.
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations Summary	Three Months Ended March 31,		% Change
	2018	2017
Revenue
Servicing and subservicing fees	$222,138	$272,502	(18)%
Gain on loans held for sale, net	19,800	22,944	(14)
Other	18,319	26,418	(31)
Total revenue	260,257	321,864	(19)

Expenses
Compensation and benefits	78,075	91,801	(15)
Professional services	37,770	41,829	(10)
Servicing and origination	31,418	40,171	(22)
Technology and communications	22,803	27,347	(17)
MSR valuation adjustments, net	17,129	40,451	(58)
Occupancy and equipment	12,614	17,749	(29)
Other	6,692	17,035	(61)
Total expenses	206,501	276,383	(25)

Other income (expense)
Interest income	2,700	3,763	(28)
Interest expense	(50,810)	(84,062)	(40)
Gain on sale of mortgage servicing rights, net	958	287	234
Other, net	(1,639)	4,033	(141)
Total other expense, net	(48,791)	(75,979)	(37)

Income (loss) before income taxes	4,965	(30,498)	(120)
Income tax expense	2,348	2,125	10
Net income (loss)	2,617	(32,623)	(111)
Net income attributable to non-controlling interests	(69)	(101)	(32)
Net income (loss) attributable to Ocwen stockholders	$2,548	$(32,724)	(111)%

Segment income (loss) before income taxes
Servicing	$20,484	$3,131	554%
Lending	8,770	1,109	691
Corporate Items and Other	(24,289)	(34,738)	(30)
	$4,965	$(30,498)	(116)%

Three Months Ended March 31, 2018 versus 2017
Servicing and subservicing fees were $50.4 million, or 18%, lower than the first quarter of 2017, primarily due to portfolio runoff. Also, the number of completed modifications declined, in large part because of the expiration of the HAMP program on December 31, 2016. The average UPB and average number of assets in our residential portfolio declined 14% and 12%, respectively, as compared to the first quarter of 2017.
MSR valuation adjustments, net, which includes amortization, fair value adjustments and impairment charges, decreased $23.3 million, or 58%, as compared to the first quarter of 2017, due to favorable changes in valuation assumptions including the impact of higher interest rates on our Agency MSRs, largely attributable to those for which we elected fair value accounting effective January 1, 2018.
Excluding MSR valuation adjustments, net, expenses were $46.6 million, or 20%, lower as compared to the first quarter of 2017.
Compensation and benefits expense declined $13.7 million, or 15%, as average headcount declined by 22%, including a 26% reduction in U.S.-based headcount, due to our overall efforts to reduce costs and our strategic decisions to exit the ACS business and the forward lending correspondent and wholesale channels. Headcount in our Servicing business declined by 20%, including a 15% reduction in the U.S. The reduction in Compensation and benefits expense resulting from the decline in headcount was offset in part by the recognition of $5.7 million of severance expense in the first quarter of 2018.
Professional services expense was $4.1 million, or 10%, lower in the first quarter of 2018 as compared to the first quarter of 2017 primarily due to a $5.5 million decline in legal expenses and a $4.4 million decrease in monitor expenses, offset in part by $2.8 million of fees related to the PHH Merger Agreement and $1.7 million of fees incurred during the first quarter of 2018 in connection with our conversion of NRZ’s Rights to MSRs to fully-owned MSRs. The CA Auditor appointment was terminated in February 2017 and the NY Operations Monitor appointment was terminated in April 2017. Currently we are not incurring any expenses related to regulatory monitorships.
Servicing and origination expense decreased $8.8 million, or 22%, primarily due to a decrease in the government-insured claim loss provisions due to a decline in claims and lower write-offs related to unrecoverable advances.
Declines of $5.1 million and $4.5 million in Occupancy and equipment and Technology and communication expenses, respectively, is the result of the decline in the size of our servicing portfolio and our cost reduction efforts that include bringing technology services in-house and closing and consolidating certain facilities.
The $10.3 million, or 61%, decrease in Other expenses is due in large part to a $5.9 million decline in the provision for losses on ACS automotive dealer financing notes as a result of the $6.1 million provision we recognized in the first quarter of 2017. In January 2018, we decided to exit the ACS business.
Interest expense for the first quarter of 2018 declined $33.3 million, or 40%, as compared to the first quarter of 2017 primarily because of a $28.1 million decline in interest expense on the NRZ financing liabilities, which we account for at fair value. This decline was due to runoff of the NRZ servicing portfolio and a $16.6 million favorable fair value adjustment related to the $279.6 million lump-sum upfront payment we received in January 2018 in accordance with the terms of the New RMSR Agreements.
Although we generated pre-tax income of $5.0 million for the first quarter of 2018 as compared to a pre-tax loss of $30.5 million for the first quarter of 2017, income tax expense increased by only $0.2 million, or 10%. This is primarily due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. The first quarter of 2018 includes additional income tax expense related to the Tax Act that was partially offset by a reduction in income tax expense related to the tax effects of intra-entity asset transfers that is no longer recognized effective with our adoption of ASU 2016-16 on January 1, 2018. Income tax expense related to uncertain tax positions declined in the first quarter of 2018 as compared to the first quarter of 2017. The overall effective tax rate for first quarter of 2018 was 47.3%, compared to (7.0)% for the first quarter of 2017.

Financial Condition Summary	March 31, 2018	December 31, 2017	% Change
Cash	$285,653	$259,655	10%
Mortgage servicing rights	1,074,247	1,008,844	6
Advances and match funded assets	1,281,877	1,389,150	(8)
Loans held for sale	178,078	238,358	(25)
Loans held for investment, at fair value	4,988,151	4,715,831	6
Other	655,312	791,326	(17)
Total assets	$8,463,318	$8,403,164	1%

Total Assets by Segment
Servicing	$2,938,827	$3,033,243	(3)%
Lending	5,131,232	4,945,456	4
Corporate Items and Other	393,259	424,465	(7)
	$8,463,318	$8,403,164	1%

HMBS-related borrowings, at fair value	$4,838,193	$4,601,556	5%
Other financing liabilities	793,905	593,518	34
Match funded liabilities	800,596	998,618	(20)
SSTL and other secured borrowings, net	442,356	545,850	(19)
Senior notes, net	347,475	347,338	—
Other	608,451	769,410	(21)
Total liabilities	$7,830,976	$7,856,290	—%

Total Ocwen stockholders’ equity	630,439	545,040	16%
Non-controlling interest in subsidiaries	1,903	1,834	4%
Total equity	632,342	546,874	16%
Total liabilities and equity	$8,463,318	$8,403,164	1%

Total Liabilities by Segment
Servicing	$2,103,439	$2,233,431	(6)%
Lending	5,003,705	4,861,928	3
Corporate Items and Other	723,832	760,931	(5)
	$7,830,976	$7,856,290	—%

Changes in the composition and balance of our assets and liabilities during the three months ended March 31, 2018 are principally attributable to Loans held for investment and Financing liabilities, which increased because of our reverse mortgage securitizations which are accounted for as secured financings. Match funded liabilities declined consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity increased as a result of the effect of our fair value election for MSRs previously accounted for using the amortization method and net income recognized for the first quarter of 2018. Our fair value election for these MSRs resulted in an $82.0 million increase in retained earnings recorded as of January 1, 2018 to reflect the excess of the fair value of the MSRs over their carrying amount on the election date.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment.

Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as ancillary fees, including late fees, HAMP fees, REO referral commissions, float earnings and Speedpay® fees relating to owned MSRs. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. We typically earn these fees either as a percentage of UPB or on a per loan basis. Per loan fees typically vary based on delinquency status. As of March 31, 2018, we serviced 1.2 million loans with an aggregate UPB of $173.4 billion.
Prior to January 18, 2018, for loans underlying Rights to MSRs, the servicing fees were apportioned between NRZ and us such that NRZ retained a fee based on the UPB of the loans serviced, and OLS received certain fees, including a performance fee based on servicing fees paid less an amount calculated based on the amount of servicing advances and the cost of financing those advances as well as ancillary fees (other than float earnings). From January 18, 2018 going forward, in addition to a base servicing fee, Ocwen will continue to receive certain ancillary fees, primarily late fees, loan modification fees and Speedpay® fees, while NRZ will receive all float earnings, deferred servicing fees related to delinquent borrower payments and certain REO-related income including REO referral commissions.
Effective January 1, 2018, our entire portfolio of MSRs is carried at fair value. Prior to that date, conforming and government insured MSR classes were carried at amortized cost. We are reporting changes in fair value, amortization and impairments related to our MSRs in MSR valuation changes, net on our unaudited consolidated statements of operations. The value of our MSRs are typically correlated to changes in interest rates; as interest rates rise the value of the servicing portfolio typically rises as a result of lower prepayment speeds. Valuation is also impacted by loan delinquency rates whereby as delinquency rates decline, the value of the servicing portfolio rises. While we do not hedge changes in the fair value of our MSRs, we do have a hedge to the extent the MSRs underlie the Rights to MSRs transactions as we have elected fair value for such financing liability. Changes in fair value of the financing liability, which are recorded in interest expense in our unaudited consolidated statements of operations, partially offset the changes in fair value of the related MSRs.
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
Third-Party Servicer Ratings
Like other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s, S&P and Fitch. Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses, and downgrades in these ratings could adversely impact them.
The following table summarizes our key ratings by these rating agencies:

	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3-	Average	RPS3-
Residential Subprime Servicer	SQ3-	Average	RPS3-
Residential Special Servicer	SQ3-	Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	Average	RPS3-
Residential Home Equity Servicer	—	—	RPS3-
Residential Alt-A Servicer	—	—	RPS3-
Master Servicing	SQ3	Average	RMS3-
Ratings Outlook (1)	N/A	Stable	Negative

Date of last action	April 24, 2017	February 26, 2018	April 25, 2017

(1)	Moody’s placed the servicer ratings on Watch for Downgrade on April 24, 2017.
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended March 31,
	2018	2017	% Change
Revenue
Servicing and subservicing fees
Residential	$220,903	$270,551	(18)%
Commercial	1,745	2,254	(23)
	222,648	272,805	(18)
Gain on loans held for sale, net	992	168	490
Other	2,456	11,046	(78)
Total revenue	226,096	284,019	(20)

Expenses
Compensation and benefits	37,177	41,122	(10)
Servicing and origination	28,044	34,479	(19)
MSR valuation adjustments, net	16,975	40,379	(58)
Professional services	17,450	19,883	(12)
Technology and communications	10,940	12,273	(11)
Occupancy and equipment	10,090	12,348	(18)
Corporate overhead allocations	50,403	56,806	(11)
Other	16	(377)	(104)
Total expenses	171,095	216,913	(21)

Other income (expense)
Interest income	429	87	393
Interest expense	(34,517)	(67,351)	(49)
Gain on sale of mortgage servicing rights, net	958	287	234
Other, net	(1,387)	3,002	(146)
Total other expense, net	(34,517)	(63,975)	(46)

Income before income taxes	$20,484	$3,131	554%

The following tables provide selected operating statistics:

At March 31,	2018	2017	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$157,796,653	$180,776,877	(13)%
Non-performing loans	12,653,359	17,597,841	(28)
Non-performing real estate	2,938,864	3,994,296	(26)
Total	$173,388,876	$202,369,014	(14)%

Conventional loans (2)	$47,323,711	$58,602,462	(19)%
Government-insured loans	20,836,179	22,713,860	(8)
Non-Agency loans	105,228,986	121,052,692	(13)
Total	$173,388,876	$202,369,014	(14)%

Percent of total UPB:
Servicing portfolio	42%	41%	2%
Subservicing portfolio	1	2	(50)
NRZ (3)	57	57	—
Non-performing residential assets serviced	9	11	(18)

Number:
Performing loans (1)	1,107,498	1,244,813	(11)%
Non-performing loans	63,838	88,685	(28)
Non-performing real estate	14,576	20,458	(29)
Total	1,185,912	1,353,956	(12)%

Conventional loans (2)	288,316	344,293	(16)%
Government-insured loans	153,067	166,585	(8)
Non-Agency loans	744,529	843,078	(12)
Total	1,185,912	1,353,956	(12)%

Percent of total number:
Servicing portfolio	40%	39%	3%
Subservicing portfolio	2	2	—
NRZ (3)	58	59	(2)
Non-performing residential assets serviced	7	8	(13)

Three Months Ended March 31,	2018	2017	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$74,448,687	$84,197,052	(12)%
Subservicing portfolio	1,865,467	4,237,038	(56)
NRZ (3)	100,053,876	116,848,651	(14)
Total	$176,368,030	$205,282,741	(14)%

Prepayment speed (average CPR)	13%	14%	(7)%
% Voluntary	82	79	4
% Involuntary	18	21	(14)
% CPR due to principal modification	1	2	n/m

Average number:
Servicing portfolio	479,223	535,788	(11)%
Subservicing portfolio	18,922	30,679	(38)
NRZ (3)	705,791	805,146	(12)
	1,203,936	1,371,613	(12)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$58,691	$66,405	(12)%
Subservicing	914	3,520	(74)
NRZ	127,017	147,311	(14)
	186,622	217,236	(14)
Late charges	14,508	16,708	(13)
Custodial accounts (float earnings)	7,231	4,780	51
Loan collection fees	5,002	6,308	(21)
HAMP fees	4,104	20,971	(80)
Other	3,436	4,548	(24)
	$220,903	$270,551	(18)%

Interest Expense on NRZ Financing Liability (4)
Servicing fees collected on behalf of NRZ	$127,017	$147,311	(14)%
Less: Subservicing fee retained by Ocwen	34,217	79,154	(57)
Net servicing fees remitted to NRZ	92,800	68,157	36
Less: Reduction (increase) in financing liability
Changes in fair value
Existing Rights to MSRs Agreements	116	—	n/m
2017 Agreements and New RMSR Agreements	16,596	—	n/m
Runoff, settlements and other	53,038	16,999	212
	$23,050	$51,158	(55)%

Three Months Ended March 31,	2018	2017	% Change
Number of Completed Modifications
HAMP	357	8,948	(96)%
Non-HAMP	11,241	9,447	19
Total	11,598	18,395	(37)%

Financing Costs
Average balance of advances and match funded advances	$1,316,240	$1,647,852	(20)%
Average borrowings
Match funded liabilities	813,977	1,243,155	(35)
Financing liabilities	785,721	568,025	38
Other secured borrowings	5,500	25,136	(78)
Interest expense on borrowings
Match funded liabilities	8,380	12,727	(34)
Financing liabilities	24,281	52,972	(54)
Other secured borrowings	478	416	15
Effective average interest rate
Match funded liabilities	4.12%	4.10%	—
Financing liabilities (4)	12.36	37.30	(67)
Other secured borrowings	34.76	6.62	425
Facility costs included in interest expense	$1,572	$1,597	(2)
Average 1ML	1.80%	0.83%	117

Average Employment
India and other	4,405	5,583	(21)%
U.S.	1,068	1,253	(15)
Total	5,473	6,836	(20)%

Collections on loans serviced for others	$7,796,201	$9,280,536	(16)%
n/m: not meaningful

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 132,285 and 159,304 prime loans with a UPB of $23.1 billion and $29.1 billion at March 31, 2018 and March 31, 2017, respectively, which we service or subservice.

(3)	Loans serviced by Ocwen for which the Rights to MSRs have been sold to NRZ, including loans that have been converted to fully-owned MSRs.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 13.11% and 43.64% for the three months ended March 31, 2018 and 2017, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2018	2017	2018	2017
Portfolio at January 1	$179,352,554	$209,092,130	1,221,695	1,393,766
Additions	546,619	1,403,213	2,694	6,675
Sales	(3,292)	(52,162)	(39)	(260)
Servicing transfers	(302,120)	(220,169)	(1,840)	(1,253)
Runoff	(6,204,885)	(7,853,998)	(36,598)	(44,972)
Portfolio at March 31	$173,388,876	$202,369,014	1,185,912	1,353,956

The key drivers of our servicing segment operating results for the first quarter of 2018, as compared to 2017, are portfolio runoff and declines in completed modifications.
Three Months Ended March 31, 2018 versus 2017
Servicing and subservicing fee revenue declined by $50.2 million, or 18%, compared to the first quarter of 2017 as the average UPB and average number of assets in our residential servicing and subservicing portfolio declined by 14% and 12%, respectively, due to portfolio runoff.
Total completed loan modifications decreased 37% as compared to the first quarter of 2017. Revenue recognized in connection with loan modifications declined to $16.1 million for the first quarter of 2018 as compared to $39.2 million for first quarter of 2017, a decline of 59%, largely due to the expiration of the HAMP program.
MSR valuation adjustments, net, decreased $23.4 million, or 58%, compared to the first quarter of 2017 primarily driven by the favorable impact of an increase in interest rates on our Agency MSRs, largely attributable to those for which we elected fair value accounting effective January 1, 2018.
Expenses, excluding MSR valuation adjustments, net, were $22.4 million, or 13%, lower as compared to the first quarter of 2017. Compensation and benefits, Occupancy and equipment, and Technology and communications expenses declined principally as a result of headcount reductions and other cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio. Professional services expense declined primarily due to lower legal expenses. Offsetting these cost reductions is $1.7 million in Professional services expense incurred during the first quarter of 2018 in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs.
Servicing and origination expense declined $6.4 million, or 19%, as compared to the first quarter of 2017 primarily due to a decrease in government-insured claim loss provisions due to a decline in the volume of claims and a reduction in the amount of write-offs related to certain unrecoverable advances.
Interest expense declined by $32.8 million, or 49%, in the first quarter of 2018 compared to the first quarter of 2017 primarily due to a $28.1 million decline in interest expense on the fair value elected NRZ financing liabilities. A favorable fair value adjustment reduced the NRZ financing liability, and interest expense, by $16.6 million and was primarily driven by the initial fair value gain attributable to the $279.6 million lump-sum upfront payment received in the first quarter of 2018 in connection with the New RMSR Agreements with NRZ. A decline in the average UPB of the NRZ servicing portfolio due to runoff also contributed to the decline in interest expense. Interest on match funded liabilities decreased by $4.3 million, consistent with the decline in servicing advances on a servicing portfolio that is smaller and better performing.
Lending
Our lending business is focused on our retail forward lending channel, primarily through retail lending recapture, and on our reverse mortgage business.
Given the 2017 strategic shift in our forward lending activities, our efforts are principally focused on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (Portfolio Recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. Under the terms of the 2017 Agreements and New RMSR Agreements, to the extent we refinance a loan underlying the MSRs subject to these agreements, we are obligated to transfer such recaptured MSR under the terms of a separate subservicing agreement.
We originate and purchase reverse mortgages under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program.

The following table presents the results of operations of our Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended March 31,
	2018	2017	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$7,933	$11,361	(30)%
Reverse loans	10,875	11,297	(4)
	18,808	22,658	(17)
Other	10,387	8,088	28
Total revenue	29,195	30,746	(5)

Expenses
Compensation and benefits	11,955	18,965	(37)
Servicing and origination	4,045	4,261	(5)
Professional services	365	342	7
Technology and communications	397	780	(49)
Occupancy and equipment	805	1,149	(30)
MSR valuation adjustments, net	154	72	114
Corporate overhead allocations	1,014	983	3
Other	1,561	2,780	(44)
Total expenses	20,296	29,332	(31)

Other income (expense)
Interest income	1,492	2,748	(46)
Interest expense	(1,946)	(3,284)	(41)
Other, net	325	231	41
Total other expense, net	(129)	(305)	(58)

Income before income taxes	$8,770	$1,109	691%

The following table provides selected operating statistics for our Lending segment:

	Three Months Ended March 31,
	2018	2017	% Change
Loan Production by Channel
Forward loans
Correspondent	$408	$297,245	(100)%
Wholesale	1,750	361,888	(100)
Retail	213,605	181,400	18
	$215,763	$840,533	(74)%

Short-term loan funding commitments	$110,908	$343,647	(68)%

% HARP production	10%	5%	100%
% Purchase production	—	34	(100)
% Refinance production	100	66	52

Reverse loans
Correspondent	$91,855	$163,549	(44)%
Wholesale	53,052	79,553	(33)
Retail	18,946	29,975	(37)
	$163,853	$273,077	(40)%

Short-term loan funding commitments	$17,892	$47,299	(62)%
Future draw commitment (UPB) (1)	1,442,916	1,261,374	14%
Future Value (2)	81,087	66,520	22%

Average Employment
U.S.	429	755	(43)%
India and other	136	250	(46)
Total	565	1,005	(44)%

(1)	We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws. We recognize this Future Value over time as future draws are securitized or sold.

(2)
Future Value represents the net present value of the estimated future cash flows of the loans and projected performance assumptions based on historical experience and industry benchmarks discounted at 12%.

Our Lending segment results for the first quarter of 2018, as compared to 2017, were primarily driven by our strategic decisions to exit the forward lending correspondent and wholesale channels and the related impacts on production and expenses. Average headcount decreased in line with lower production and the focus on our retail channel, resulting in lower Compensation and benefits expense.
Three Months Ended March 31, 2018 versus 2017
Total revenue decreased by $1.6 million or 5% in the first quarter of 2018 primarily due to the $734.0 million, or 66%, decrease in total loan production. Our exit from the forward lending correspondent and wholesale channels, while resulting in a 74% decline in forward loan production as compared to the first quarter of 2017, did not have a corresponding impact on gain on sale as margins in our retail channel are higher. Gain on loans held for sale, net in our reverse lending business declined slightly on lower production, driven in part by changes in the HECM program principal limit factors (PLF) for originations after October 1, 2017, offset by improved margins. Direct acquisition costs, a component of Gain on loans held for sale, net, are offset by origination fee income that is included in Other revenue.
Total expenses decreased $9.0 million, or 31%, in the first quarter of 2018 compared to the first quarter of 2017. Compensation and benefits expense decreased $7.0 million, or 37%, due to a reduction in headcount and a decline in commissions on lower forward lending origination volume. Total average headcount of the Lending segment decreased 44% as compared to the first quarter of 2017, reflecting the strategic shift in our forward lending activities.
Interest income and expense both declined in the first quarter of 2018, consistent with lower origination volume.
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
Certain expenses incurred by corporate support services are allocated to the Servicing and Lending segments. A portion of interest income earned on cash balances and short-term investments is allocated to the Servicing segment.
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended March 31,
	2018	2017	% Change
Revenue	$4,966	$7,099	(30)%

Expenses
Compensation and benefits	28,943	31,714	(9)
Servicing and origination	(671)	1,431	(147)
Professional services	19,955	21,604	(8)
Technology and communications	11,466	14,294	(20)
Occupancy and equipment	1,719	4,252	(60)
Other	5,115	14,632	(65)
Total expenses before corporate overhead allocations	66,527	87,927	(24)
Corporate overhead allocations
Servicing segment	(50,403)	(56,806)	(11)
Lending segment	(1,014)	(983)	3
Total expenses	15,110	30,138	(50)

Other income (expense), net
Interest income	779	928	(16)
Interest expense	(14,347)	(13,427)	7
Other	(577)	800	(172)
Total other expense, net	(14,145)	(11,699)	21

Loss before income taxes	$(24,289)	$(34,738)	(30)%
Three Months Ended March 31, 2018 versus 2017
Revenue is primarily comprised of premiums generated by CRL of $4.6 million and $6.4 million for the first quarter of 2018 and 2017, respectively. The decrease in CRL premiums is primarily driven by the 29% decline in the number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations declined $21.4 million, or 24%, in connection with actions consistent with our strategic initiatives, including benefits from our cost improvements.
In January 2018, we entered into an agreement to sell the majority of our ACS business and expect to have exited this business by the end of the second quarter 2018. Other expense for the first quarter of 2017 includes a $6.1 million provision for losses on ACS automotive dealer financing notes.
The decline in Professional services reflects a $4.4 million decrease in monitor expenses due to the termination of the CA Auditor and NY Operations Monitor engagements in 2017, offset by $2.8 million of costs related to the PHH Merger

Agreement. Declines in Compensation and benefits, Occupancy and equipment, and Technology and communications expenses are primarily attributable to headcount reductions and other actions we have taken to reduce our costs, including bringing technology services in-house and closing and consolidating certain facilities. The reduction in Compensation and benefits expense resulting from the 19% decline in average headcount was offset in part by the recognition of $5.6 million of related severance expense in the first quarter of 2018.
Interest expense increased by $0.9 million, or 7%, in the first quarter of 2018 due to the accelerated write-off of prepaid lender fees as a result of our termination of the automotive dealer floor plan loan agreement in January 2018 pursuant to our exit of the ACS line of business.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2018, our cash position was $285.7 million compared to $259.7 million at December 31, 2017. We invest cash that is in excess of our immediate operating needs primarily in money market deposit accounts. Our main priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing revolving lines of credit in order to reduce interest expense, (3) reducing corporate leverage and (4) expanding into similar or complementary businesses that meet our return on capital requirements.
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
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our ability to finance servicing advances is a significant factor that affects our liquidity. Our use of advance financing facilities is integral to our servicing advance financing strategy. Revolving variable funding notes issued by our advance financing facilities to large global financial institutions generally have a 364-day revolving period. Term notes are generally issued to institutional investors with one-, two- or three-year maturities. The revolving periods for our variable funding notes with a maximum borrowing capacity of $305.0 million end in 2018.
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
Advances and match funded advances comprised 15% of total assets at March 31, 2018. Our borrowings under our advance financing facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts.
The available borrowing capacity under our advance financing facilities has increased by $103.4 million from $151.0 million at December 31, 2017 to $254.4 million at March 31, 2018 because of a $173.4 million decline in outstanding borrowings offset in part by a $70.0 million reduction in maximum borrowing capacity based on our anticipated future usage. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At March 31, 2018, $121.1 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. The loans are transferred at a discount, or haircut, which serves as the primary credit enhancement for the lender. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At March 31, 2018, we had maximum borrowing capacity under our warehouse facilities of $687.5 million. Of the borrowing capacity extended on a committed basis, $189.1 million was available at March 31, 2018, and $59.9 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged. Uncommitted amounts ($342.7 million available at March 31, 2018) are advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
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
Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, subject to our ability to reinvest such proceeds in our business within 270 days of receipt. On April 9, 2018, we voluntarily prepaid $25.0 million of the SSTL balance for the purpose of reducing interest costs.
We have begun investing cash amounts not currently utilized in our servicing and lending businesses to achieve targeted investment returns within our risk appetite and we have also deployed excess cash to reduce secured borrowings. We continue to evaluate the best uses for such cash, which could involve investments in new assets or businesses and reductions in debt, among other options.
Outlook
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to mitigate liquidity risk.
In assessing our liquidity outlook, our primary focus is on six measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Any projected future sales of MSRs, interests in MSRs or other assets and any reimbursement of servicing advances that may be related to any such sales;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity;

•	Projected future originations and purchases of forward and reverse mortgage loans; and

•	Projected funding requirements of new investment and business initiatives, including our pending acquisition of PHH.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, expenses, our assessment of the likely impact of recent regulatory actions, recurring and nonrecurring costs and sales of MSRs and other assets. We have analyzed our cash requirements and financial obligations. Based upon these evaluations and analysis, we believe that we have sufficient liquidity to meet our obligations and fund our operations for the next twelve months.
We are required to maintain certain minimum levels of cash under our debt agreements and portions of our cash balances are held in our non-U.S. subsidiaries. We would have to repatriate the cash held by our non-U.S. subsidiaries, potentially with tax consequences and in compliance with applicable laws, should we wish to utilize that cash in the U.S.
The revolving periods of our advance financing facilities end during 2018 for variable funding notes with a total borrowing capacity of $305.0 million and $50.6 million of outstanding borrowings at March 31, 2018. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective 364-day revolving period.
Similarly, our master repurchase and participation agreements for financing new loan originations generally have 364-day terms. At March 31, 2018, we had $155.7 million outstanding under these financing arrangements that mature in 2018.
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
We are actively engaged with our lenders and as a result, have successfully completed the following with respect to our financing needs:

•
Effective January 1, 2018, we reduced the borrowing capacity of the Series 2015-VF5 variable rate note from $105.0 million to $70.0 million. Additionally, effective January 1, 2018, we converted the Series 2014-VF4 variable note into a single class Series 2014-VF4 Note and reduced the maximum borrowing capacity from $105.0 million to $70.0 million. The prior senior and subordinate margins by class have been replaced by an all-in margin of 3.00%.

•	On January 23, 2018, we voluntarily terminated the Loan Series 2017-1 automotive dealer floor plan loan agreement pursuant to our exit of the ACS line of business.

•	On April 25, 2018, we extended to June 30, 2018 the maturity of two warehouse facilities with a combined uncommitted borrowing capacity of $250.0 million.
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
We have not recognized certain expenses that are contingent on completion of the acquisition. These expenses include financial advisory fees and compensation expense related to PHH comprised of certain options, restricted stock units, restricted cash units and restricted shares issued by PHH for which vesting will accelerate. Most of these contingent expenses will be recognized in our consolidated financial statements in the period in which the acquisition occurs, with the remainder recognized thereafter. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of integration planning. These amounts may be material.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	June 16, 2017
S&P	B –	Negative	July 25, 2017
Fitch	B –	Negative	March 23, 2018
On July 25, 2017, S&P affirmed our long-term corporate rating of “B-” and removed our ratings from CreditWatch with Negative implications. On June 16, 2017, Moody’s downgraded our long-term corporate rating to “Caa1” from “B3.” On March 23, 2018, Fitch affirmed the long-term issuer default rating of “B-” and the Negative Outlook. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Cash flows for the three months ended March 31, 2018
Our operating activities provided $99.4 million of cash largely due to $71.1 million of net collections of servicing advances. Net cash received on loans held for sale was $25.7 million for the three months ended March 31, 2018.
Our investing activities used $135.9 million of cash. The primary uses of cash in our investing activities were net cash outflows in connection with our HECM reverse mortgages of $168.4 million. Cash inflows include net proceeds of $30.1 million in connection with the ACS business and the receipt of $4.4 million of net proceeds from sale of MSRs and related advances.
Our financing activities provided $56.4 million of cash. Cash inflows include $222.8 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $80.8 million. In January 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. Cash outflows include $198.0 million of net repayments on match funded liabilities as a result of advance recoveries, and $4.2 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $100.1 million.
Cash flows for the three months ended March 31, 2017
Our operating activities provided $89.3 million of cash largely due to $106.0 million of net collections of servicing advances. Net cash paid on loans held for sale during the three months ended March 31, 2017 was $63.6 million.
Our investing activities used $275.0 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $266.8 million, additions to premises and equipment of $5.3 million and net cash outflows of $2.0 million in connection with the ACS business. Cash inflows for the three months ended March 31, 2017 include the receipt of $1.8 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $201.1 million of cash. Cash inflows include $306.7 million received in connection with our reverse mortgage securitizations, less repayments on the related financing liability of $75.1 million. In addition, we increased borrowings under our mortgage loan warehouse facilities by $63.3 million. Cash outflows include $65.8 million of net repayments on match funded liabilities as a result of advance recoveries and $4.2 million of repayments on the SSTL.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2018, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the three months ended March 31, 2018, except that we terminated our match funded lending agreement to finance automotive dealer loans made by the ACS business and we reduced the borrowing capacity of certain match funded advance financing facilities. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
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
Involvement with VIEs. We use SPEs and VIEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans. We include VIEs in our unaudited consolidated financial statements if we determine we are the primary beneficiary. See Note 2 – Securitizations and Variable Interest Entities to the Unaudited Consolidated Financial Statements for additional information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on

Form 10-K for the year ended December 31, 2017 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
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
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	March 31, 2018	December 31, 2017
Loans held for sale	$178,078	$238,358
Loans held for investment	4,988,151	4,715,831
MSRs - recurring basis	1,074,247	671,962
MSRs - nonrecurring basis, net (1)	—	133,227
Derivative assets	6,818	5,429
Mortgage-backed securities	1,679	1,592
U.S. Treasury notes	1,560	1,567
Assets at fair value	$6,250,533	$5,767,966
As a percentage of total assets	74%	69%
Financing liabilities
HMBS-related borrowings	4,838,193	4,601,556
Financing liability - MSRs pledged	715,924	508,291
Total financing liabilities	5,554,117	5,109,847
Derivative liabilities	2,169	635
Liabilities at fair value	$5,556,286	$5,110,482
As a percentage of total liabilities	71%	65%
Assets at fair value using Level 3 inputs	$6,118,173	$5,548,764
As a percentage of assets at fair value	98%	96%
Liabilities at fair value using Level 3 inputs	$5,554,117	$5,109,847
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of MSRs previously accounted for using the amortization method, which were measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $24.8 million at December 31, 2017.

Assets at fair value using Level 3 inputs increased during the three months ended March 31, 2018 primarily due to reverse mortgage originations and the fair value election on our remaining portfolio of amortization method MSRs. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. Effective with this election, our entire portfolio of MSRs is accounted for using the fair measurement method. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with each of these classes. We recorded a cumulative-effect adjustment of $82.0 million to retained earnings as of January 1, 2018 to reflect the excess of the fair value of the Agency MSRs over their carrying amount. The government-insured MSRs were impaired by $24.8 million at December 31, 2017; therefore, these MSRs are already effectively carried at fair value. At December 31, 2017, the UPB and net carrying value of Agency MSRs for which the fair value election was made was $40.9 billion and $336.9 million, respectively. At December 31, 2017, the UPB and net carrying value of government-insured MSRs for which the fair value election was made was $16.9 billion and $133.2 million, respectively.
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
Income Taxes
In December 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We adopted the guidance of SAB 118 as of December 31, 2017. See Note 15 - Income Taxes for additional information on the Tax Act and the impact on our consolidated financial statements.
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
For the three-year periods ended December 31, 2017 and 2016, the USVI filing jurisdiction was in a material cumulative loss position. The U.S. jurisdiction was also in a three-year cumulative loss position as of December 31, 2017 and 2016. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recognized a full valuation allowance of $62.9 million on our U.S. deferred tax assets and $43.9 million on our USVI deferred tax assets. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
Any reduction to our NOL deferred tax asset due to an annual Section 382 limitation and the NOL carryforward period is expected to result in an offsetting reduction in valuation allowance related to the NOL deferred tax asset. In addition, any limitation on the utilization of our NOL carryforwards could result in Ocwen incurring a current tax liability. At this time, we anticipate that any limitation would not have a material impact on our consolidated statements of operations. However, as we are still in the process of evaluating whether and when we experienced an ownership change and are seeking additional information from shareholders, the final impact of Section 382 limitations has not been determined.
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
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are recent Accounting Standards Update (ASU) that we adopted on January 1, 2018. We adopted ASU 2016-16 on a modified retrospective basis by recording a cumulative-effect reduction of $(5.6) million to retained earnings. Our adoption of the other standards listed below did not have a material impact on our unaudited consolidated financial statements.

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
We are also evaluating the impact of recently issued ASUs not yet adopted that are not effective for us until on or after January 1, 2019. While we do not anticipate that our adoption of most of these ASUs will have a material impact on our consolidated financial statements, we are currently evaluating the effect of adopting certain ASUs. See Note 1 – Organization, Business Environment and Basis of Presentation to the Unaudited Consolidated Financial Statements for additional information.

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
Match Funded Liabilities
We monitor the effect of increases in interest rates on the interest paid on our variable rate advance financing debt. Earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. Based on the extent to which the projected excess of our interest expense on variable rate debt exceeds interest income on our cash and float balances, we would consider hedging this exposure with interest rate swaps or other derivative instruments. We may purchase interest rate caps as economic hedges (not designated as a hedge for accounting purposes) as required by certain of our advance financing arrangements.
IRLCs and Loans Held for Sale
IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. In our lending business, mortgage loans held for sale and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. As a result, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans range from 5 to 90 days, but the majority of our commitments are for 60 days. Our holding period for forward mortgage loans from funding to sale is typically less than 30 days. Loan commitments for reverse loans range from 10 to 30 days. The majority of our reverse loans are variable rate loan commitments. Our interest rate exposure on these derivative loan commitments is hedged with freestanding derivatives such as forward contracts. We enter into forward contracts with respect to both fixed and variable rate loan commitments.
For loans held for sale that we have elected to carry at fair value, we manage the associated interest rate risk through an active hedging program overseen by our management’s Credit and Market Risk Committee. Our hedging policy determines the hedging instruments to be used in the mortgage loan hedging program, which include forward sales of agency “to be announced” securities (TBAs), whole loan forward sales, Eurodollar futures and interest rate options. Forward mortgage-backed securities (MBS) trades are primarily used to fix the forward sales price that will be realized upon the sale of mortgage loans into the secondary market. Our hedging policy also stipulates the hedge ratio we must maintain in managing this interest rate risk, which is also monitored by management’s Credit and Market Risk Committee.
Fair Value MSRs
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. Effective with this election, our entire portfolio of MSRs is accounted for using the fair measurement method.
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

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$104,679	$104,679	$99,627	$99,627
Loans held for sale, at fair value	125,848	125,848	214,262	214,262
Loans held for sale, at lower of cost or fair value (1)	52,230	52,230	24,096	24,096
Loans held for investment, at fair value	4,988,151	4,988,151	4,715,831	4,715,831
Automotive dealer financing notes (including match funded)	2,399	2,399	32,757	32,590
U.S. Treasury notes	1,560	1,560	1,567	1,567
Debt service accounts and interest-earning time deposits	30,787	30,787	38,465	38,465
Total rate-sensitive assets	$5,305,654	$5,305,654	$5,126,605	$5,126,438

Rate-Sensitive Liabilities:
Match funded liabilities	$800,596	$793,547	$998,618	$992,698
HMBS-related borrowings	4,838,193	4,838,193	4,601,556	4,601,556
Other secured borrowings (2)	442,356	453,062	545,850	555,523
Senior notes (2)	347,475	360,486	347,338	358,422
Total rate-sensitive liabilities	$6,428,620	$6,445,288	$6,493,362	$6,508,199

	March 31, 2018		December 31, 2017
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$375,000	$1,866	$375,000	$2,056
IRLCs	128,800	4,952	96,339	3,283
Forward MBS trades	185,251	(2,169)	240,823	(545)
Derivatives, net		$4,649		$4,794

(1)	Net of market valuation allowances and including non-performing loans.

(2)	Carrying values are net of unamortized debt issuance costs and discount.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2018, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2018 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$1,123	$(1,393)
Forward MBS trades	(1,905)	2,127
Total loans held for sale and related derivatives	(782)	734

Fair value MSRs (1)	(19,131)	4,326
MSRs, embedded in pipeline	(49)	(114)
Total fair value MSRs	(19,180)	4,212

Total, net	$(19,962)	$4,946

(1)	Primarily reflects the impact of market rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio.
Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in 1ML interest rates.
Based on March 31, 2018 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $9.4 million resulting from an increase of $19.0 million in annual interest income and an increase of $9.6 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $2.6 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2018.
Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2018 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 18 – Regulatory Requirements and Note 20 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. Understanding these risks is important to understanding any statement in such Annual Report and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth above under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All unregistered sales of equity securities have been previously reported.

ITEM 6.	EXHIBITS

2.1†	Agreement and Plan of Merger, dated as of February 27, 2018, by and among Ocwen Financial Corporation, POMS Corp and PHH Corporation (filed herewith)
3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
10.1††	New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (filed herewith)
10.2††
Amendment No. 1 to Transfer Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (filed herewith)

10.3*	Separation Agreement, dated as of February 9, 2018, between Otto Kumbar and Ocwen Financial Corporation (3)
10.4*	Offer Letter, dated April 17, 2018, between Ocwen Financial Corporation and Glen Messina (4)
10.5*	Release and Restrictive Covenant Agreement, dated April 17, 2018, between Ocwen Financial Corporation and Ronald M. Faris (4)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*    Management contract or compensatory plan or agreement.
† Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Ocwen agrees to furnish a copy of any omitted schedule to the SEC upon request.
†† Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 3, 2017.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2016.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 12, 2018.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 19, 2018.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Michael R. Bourque, Jr.
Michael R. Bourque, Jr.
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 2, 2018