Form 10-Q
period 2018-06-30
OCWEN FINANCIAL CORP
filed 2018-07-26
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 23, 2018: 133,912,425 shares

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

•
reactions to the announcement of such investigations, litigation, cease and desist orders or settlements by key counterparties or others, including lenders, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac, and together with Fannie Mae, the GSEs) and the Government National Mortgage Association (Ginnie Mae);

•	our ability to reach settlements with regulatory agencies and state attorneys general on reasonable terms and to comply with the terms of our settlements;

•	increased regulatory scrutiny, and media attention;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

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

•	our ability to invest excess liquidity at adequate risk-adjusted returns;

•	limits on our ability to repurchase our own stock as a result of regulatory settlements and other conditions;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	failure of our information technology and other security measures or breach of our privacy protections, including any failure to protect customers’ data;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	the dependence of our business on New Residential Investment Corp. (NRZ), our largest client and the source for a substantial portion of our advance funding for non-agency mortgage servicing rights;

•	our ability to timely transfer mortgage servicing rights under our agreements with NRZ and our ability to maintain our long-term relationship with NRZ;

•
our ability to complete the proposed acquisition of PHH, to successfully integrate its business, and to realize the strategic objectives and other benefits of the acquisition at the time anticipated or at all, including our ability to integrate, maintain and enhance PHH’s servicing, subservicing and other business relationships, including its relationship with NRZ;

•	our ability to transition to a new servicing technology platform within the time and cost parameters anticipated and without significant disruptions to our customers and operations;

•
the loss of the services of our senior managers, including potential impacts from the recent retirement of our former chief executive officer and the recent resignation of our former chief financial officer;

•	our ability to execute effective chief executive and chief financial officer leadership transitions;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•	uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, GSEs, Ginnie Mae and trustees regarding loan put-backs, penalties and legal actions;

•
uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration (FHA) of the Department of Housing and Urban Development (HUD) or Department of Veterans Affairs (VA) ceasing to provide insurance;

•
uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;

•	our ability to adequately manage and maintain real estate owned (REO) properties and vacant properties collateralizing loans that we service;

•	uncertainty related to our ability to continue to collect certain expedited payment or convenience fees and potential liability for charging such fees;

•	uncertainty related to our reserves, valuations, provisions and anticipated realization of assets;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to realize anticipated future gains from future draws on existing loans in our reverse mortgage portfolio;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	uncertainty related to our ability to adapt and grow our business, including our new business initiatives;

•	our ability to meet capital requirements established by, or agreed with, regulators or counterparties;

•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets
Cash	$228,412	$259,655
Mortgage servicing rights ($1,043,995 and $671,962 carried at fair value)	1,043,995	1,008,844
Advances, net	173,787	211,793
Match funded assets (related to variable interest entities (VIEs))	993,926	1,177,357
Loans held for sale ($153,906 and $214,262 carried at fair value)	209,453	238,358
Loans held for investment, at fair value	5,143,758	4,715,831
Receivables, net	178,678	199,529
Premises and equipment, net	30,619	37,006
Other assets ($8,816 and $8,900 carried at fair value)(amounts related to VIEs of $20,021 and $27,359)	417,568	554,791
Total assets	$8,420,196	$8,403,164

Liabilities and Equity
Liabilities
HMBS-related borrowings, at fair value	$5,040,983	$4,601,556
Match funded liabilities (related to VIEs)	750,694	998,618
Other financing liabilities ($672,619 and $508,291 carried at fair value)	747,503	593,518
Other secured borrowings, net	340,418	545,850
Senior notes, net	347,612	347,338
Other liabilities ($2,448 and $635 carried at fair value)	591,803	769,410
Total liabilities	7,819,013	7,856,290

Commitments and Contingencies (Notes 19 and 20)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 133,912,425 and 131,484,058 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	1,339	1,315
Additional paid-in capital	552,800	547,057
Retained earnings (accumulated deficit)	47,056	(2,083)
Accumulated other comprehensive loss, net of income taxes	(1,171)	(1,249)
Total Ocwen stockholders’ equity	600,024	545,040
Non-controlling interest in subsidiaries	1,159	1,834
Total equity	601,183	546,874
Total liabilities and equity	$8,420,196	$8,403,164

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Servicing and subservicing fees	$222,227	$255,801	$444,365	$528,303
Gain on loans held for sale, net	24,393	28,255	44,193	51,199
Other	6,961	27,244	25,280	53,662
Total revenue	253,581	311,300	513,838	633,164

Expenses
Compensation and benefits	69,838	90,411	147,913	182,212
Professional services	32,389	65,405	70,159	107,234
Servicing and origination	28,276	35,645	59,694	75,815
Technology and communications	23,906	24,254	46,709	51,601
MSR valuation adjustments, net	33,118	41,568	50,247	82,020
Occupancy and equipment	12,859	16,480	25,473	34,229
Other	5,264	6,717	11,956	23,752
Total expenses	205,650	280,480	412,151	556,863

Other income (expense)
Interest income	3,355	4,239	6,055	8,002
Interest expense	(77,503)	(81,128)	(128,313)	(165,190)
Gain on sale of mortgage servicing rights, net	78	1,033	1,036	1,320
Other, net	(2,266)	3,428	(3,905)	7,461
Total other expense, net	(76,336)	(72,428)	(125,127)	(148,407)

Loss before income taxes	(28,405)	(41,608)	(23,440)	(72,106)
Income tax expense	1,348	2,828	3,696	4,953
Net loss	(29,753)	(44,436)	(27,136)	(77,059)
Net income attributable to non-controlling interests	(78)	(71)	(147)	(172)
Net loss attributable to Ocwen stockholders	$(29,831)	$(44,507)	$(27,283)	$(77,231)

Loss per share attributable to Ocwen stockholders
Basic	$(0.22)	$(0.36)	$(0.20)	$(0.62)
Diluted	$(0.22)	$(0.36)	$(0.20)	$(0.62)

Weighted average common shares outstanding
Basic	133,856,132	124,582,280	133,490,828	124,300,171
Diluted	133,856,132	124,582,280	133,490,828	124,300,171

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(29,753)	$(44,436)	$(27,136)	$(77,059)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	37	45	78	112
Total other comprehensive income, net of income taxes	37	45	78	112

Comprehensive loss	(29,716)	(44,391)	(27,058)	(76,947)
Comprehensive income attributable to non-controlling interests	(78)	(71)	(147)	(172)
Comprehensive loss attributable to Ocwen stockholders	$(29,794)	$(44,462)	$(27,205)	$(77,119)

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2017	131,484,058	$1,315	$547,057	$(2,083)	$(1,249)	$1,834	$546,874
Net income (loss)	—	—	—	(27,283)	—	147	(27,136)
Issuance of common stock	1,875,000	19	5,700	—	—	—	5,719
Cumulative effect of fair value election - Mortgage servicing rights	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Capital distribution to non-controlling interest	—	—	—	—	—	(822)	(822)
Equity-based compensation and other	553,367	5	43	—	—	—	48
Other comprehensive income, net of income taxes	—	—	—	—	78	—	78
Balance at June 30, 2018	133,912,425	$1,339	$552,800	$47,056	$(1,171)	$1,159	$601,183

Balance at December 31, 2016	123,988,160	$1,240	$527,001	$126,167	$(1,450)	$2,325	$655,283
Net income (loss)	—	—	—	(77,231)	—	172	(77,059)
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-09	—	—	284	(284)	—	—	—
Equity-based compensation and other	790,388	8	1,903	—	—	—	1,911
Other comprehensive income, net of income taxes	—	—	—	—	112	—	112
Balance at June 30, 2017	124,778,548	$1,248	$529,188	$48,652	$(1,338)	$2,497	$580,247

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(27,136)	$(77,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	50,247	82,020
Gain on sale of mortgage servicing rights, net	(1,036)	(1,320)
Provision for bad debts	25,879	31,918
Depreciation	12,640	13,439
Amortization of debt issuance costs	1,662	1,334
Equity-based compensation expense	772	3,263
Gain on valuation of financing liability	(8,642)	—
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(7,930)	(11,381)
Gain on loans held for sale, net	(16,744)	(29,512)
Origination and purchase of loans held for sale	(838,581)	(2,243,475)
Proceeds from sale and collections of loans held for sale	800,982	2,217,259
Changes in assets and liabilities:
Decrease in advances and match funded assets	182,481	226,742
Decrease in receivables and other assets, net	86,606	89,437
Decrease in other liabilities	(68,556)	(28,053)
Other, net	3,926	8,013
Net cash provided by operating activities	196,570	282,625

Cash flows from investing activities
Origination of loans held for investment	(487,472)	(698,473)
Principal payments received on loans held for investment	186,216	192,569
Purchase of mortgage servicing rights	—	(1,657)
Proceeds from sale of mortgage servicing rights	224	1,464
Proceeds from sale of advances	4,726	3,719
Issuance of automotive dealer financing notes	(19,642)	(85,076)
Collections of automotive dealer financing notes	52,581	76,264
Additions to premises and equipment	(6,398)	(7,243)
Other, net	3,577	2,277
Net cash used in investing activities	(266,188)	(516,156)

Cash flows from financing activities
Repayment of match funded liabilities, net	(247,924)	(172,620)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	1,546,226	4,216,466
Repayments of mortgage loan warehouse facilities and other secured borrowings	(1,870,943)	(4,299,411)
Proceeds from sale of mortgage servicing rights accounted for as a financing	279,586	—
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	499,576	664,453
Repayment of HMBS-related borrowings	(181,548)	(176,231)
Capital distribution to non-controlling interest	(822)	—
Other, net	(991)	(2,314)
Net cash provided by financing activities	23,160	230,343

Net decrease in cash and restricted cash	(46,458)	(3,188)
Cash and restricted cash at beginning of year	302,560	302,398
Cash and restricted cash at end of period	$256,102	$299,210

Supplemental non-cash investing and financing activities
Issuance of common stock in connection with litigation settlement	$5,719	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts reported in the unaudited consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash	$228,412	$251,472
Restricted cash and equivalents included in Other assets:
Debt service accounts	24,278	40,968
Other restricted cash	3,412	6,770
Total cash and restricted cash reported in the statements of cash flows	$256,102	$299,210

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
We perform servicing activities on behalf of other servicers (subservicing), the largest being New Residential Investment Corp. (NRZ), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and private-label securitizations (non-Agency). As a subservicer or primary servicer, we may be required to make advances for certain property tax and insurance premium payments, default and property maintenance payments and principal and interest payments on behalf of delinquent borrowers to mortgage loan investors before recovering them from borrowers. Most, but not all, of our subservicing agreements provide for us to be reimbursed for any such advances by the owner of the servicing rights. Advances made by us as primary servicer are recovered from the borrower or the mortgage loan investor. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
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
We had a total of approximately 6,600 employees at June 30, 2018 of which approximately 4,500 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, more than 80% were engaged in supporting our loan servicing operations as of June 30, 2018.
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
On February 27, 2018, we entered into a Merger Agreement pursuant to which PHH Corporation (PHH) will become a wholly owned subsidiary of Ocwen. We believe our acquisition of PHH will enable us to obtain the following key strategic and financial benefits:

•	Accelerate our transition to the Black Knight Financial Services, Inc. LoanSphere MSP® servicing platform;

•	Improve servicing and origination margin through better economies of scale;

•	Reduce fixed costs (on a combined basis) through reductions of redundant corporate overhead and other costs; and,

•	Provide a foundation to enable the combined servicing platform to resume new business and growth activities to offset portfolio runoff.

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
Regarding the current maturities of our borrowings, as of June 30, 2018 we have approximately $642.2 million of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Reclassifications
Within the expenses section of the unaudited statement of operations for the three and six months ended June 30, 2017, we reclassified impairment charges and fair value gains and losses on mortgage servicing rights (MSRs), both previously included in the Servicing and origination line item, and Amortization of MSRs to a new line item titled MSR valuation adjustments, net.
As a result of our adoption on January 1, 2018 of FASB Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, debt service accounts and other restricted cash which are included in Other assets on the consolidated balance sheets have been classified as Cash and restricted cash in our consolidated statements of cash flows. Our revision of the unaudited consolidated statement of cash flows for the six months ended June 30, 2017 to conform to the new standard resulted in an increase in net cash provided by operating activities of $1.9 million (reduction in the Decrease in receivables and other assets, net line item).

Certain amounts in the unaudited consolidated statement of cash flows for the six months ended June 30, 2017 have been reclassified to conform to the current year presentation as follows:

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
Statement of Cash Flows: Restricted Cash (ASU 2016-18)
This ASU clarifies how changes in restricted cash are classified and presented in the statement of cash flows under ASC 230. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements. The amendments in this update have been applied using a retrospective transition method to each period presented. We have revised the unaudited consolidated statement of cash flows for the six months ended June 30, 2017 to conform to the new standard.
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

Financial Instruments: Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (ASU 2018-03)
This ASU provides clarification of areas in ASU 2016-01 by improving the measurement and reporting of certain financial assets and liabilities. Our adoption of this standard on July 1, 2018 will not have a material impact on our consolidated financial statements.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds received from securitizations	$338,199	$1,022,152	$715,698	$2,024,149
Servicing fees collected	10,077	9,843	20,425	19,950
Purchases of previously transferred assets, net of claims reimbursed	(659)	(1,737)	(2,829)	(2,724)
	$347,617	$1,030,258	$733,294	$2,041,375
In connection with these transfers, we retained MSRs of $2.1 million and $4.5 million, and $6.9 million and $15.0 million, during the three and six months ended June 30, 2018 and 2017, respectively, which are reported in Gain on loans held for sale, net in the unaudited consolidated statements of operations. See Note 4 – Loans Held for Sale for additional information regarding gains or losses on the transfer of loans held for sale.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the unpaid principal balance (UPB) of the transferred loans:

	June 30, 2018	December 31, 2017
Carrying value of assets
MSRs, at fair value	$113,329	$227
MSRs, at amortized cost	—	97,832
Advances and match funded advances	60,350	57,636
UPB of loans transferred	11,288,337	12,077,635
Maximum exposure to loss	$11,462,016	$12,233,330
At June 30, 2018 and December 31, 2017, 7.4% and 8.9%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
At June 30, 2018 and December 31, 2017, Loans held for investment included $81.2 million and $83.8 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 3 – Fair Value and Note 11 – Borrowings for additional information on HMBS-related borrowings and Loans held for investment.

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
Financings of Automotive Dealer Financing Notes
Match funded automotive dealer financing notes resulted from our transfers of short-term, inventory-secured loans to car dealers to an SPE in exchange for cash. We consolidated this SPE because we determined that Ocwen is the primary beneficiary of the SPE. In January 2018, we decided to exit the independent used car dealer floor plan lending business conducted through Automotive Capital Services, Inc. (ACS). We made transfers to the SPE in accordance with the terms of the automotive capital asset receivables financing facility agreement, which we terminated in January 2018 in connection with our decision to exit the business. We classified the transferred loans on our consolidated balance sheets as a component of Match funded assets and the related liabilities as Match funded liabilities. Holders of the debt issued by the SPE had recourse only to the assets of the SPE for satisfaction of the debt.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows:

		June 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a)	2	$153,906	$153,906	$214,262	$214,262
Loans held for sale, at lower of cost or fair value (b)	3	55,547	55,547	24,096	24,096

		June 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Total Loans held for sale		$209,453	$209,453	$238,358	$238,358

Loans held for investment (a)	3	$5,143,758	$5,143,758	$4,715,831	$4,715,831
Advances (including match funded) (c)	3	1,167,713	1,167,713	1,356,393	1,356,393
Automotive dealer financing notes (including match funded) (c)	3	22	22	32,757	32,590
Receivables, net (c)	3	178,678	178,678	199,529	199,529
Mortgage-backed securities, at fair value (a)	3	1,732	1,732	1,592	1,592
U.S. Treasury notes (a)	1	1,560	1,560	1,567	1,567

Financial liabilities:
Match funded liabilities (c)	3	$750,694	$745,539	$998,618	$992,698
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$5,040,983	$5,040,983	$4,601,556	$4,601,556
Financing liability - MSRs pledged, at fair value (a)	3	672,619	672,619	508,291	508,291
Other (c)	3	74,884	59,608	85,227	65,202
Total Financing liabilities		$5,788,486	$5,773,210	$5,195,074	$5,175,049
Other secured borrowings:
Senior secured term loan (c) (d)	2	$233,786	$240,475	$290,068	$299,741
Other (c)	3	106,632	106,632	255,782	255,782
Total Other secured borrowings		$340,418	$347,107	$545,850	$555,523

Senior notes:
Senior unsecured notes (c) (d)	2	$3,122	$3,138	$3,122	$2,872
Senior secured notes (c) (d)	2	344,490	356,987	344,216	355,550
Total Senior notes		$347,612	$360,125	$347,338	$358,422

Derivative financial instrument assets (liabilities), at fair value (a)
Interest rate lock commitments	2	$3,315	$3,315	$3,283	$3,283
Forward mortgage-backed securities	1	(2,422)	(2,422)	(545)	(545)
Interest rate caps	3	1,657	1,657	2,056	2,056

Mortgage servicing rights
Mortgage servicing rights, at fair value (a)	3	$1,043,995	$1,043,995	$671,962	$671,962
Mortgage servicing rights, at amortized cost (c) (e)	3	—	—	336,882	418,745
Total Mortgage servicing rights		$1,043,995	$1,043,995	$1,008,844	$1,090,707

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

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

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended June 30, 2018
Beginning balance	$4,988,151	$(4,838,193)	$1,679	$(715,924)	$1,866	$1,074,247	$511,826
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	95	3,507	3,602
Issuances	236,386	(276,751)	—	—	—	(617)	(40,982)
Sales	—	—	—	—	—	(24)	(24)
Settlements	(103,497)	100,737	—	49,962	—	—	47,202
Transfers (to) from:
Loans held for sale, at fair value	(257)	—	—	—	—	—	(257)
Other assets	(33)	—	—	—	—	—	(33)
Receivables, net	(22)	—	—	—	—	—	(22)
	132,577	(176,014)	—	49,962	95	2,866	9,486
Total realized and unrealized gains (losses) included in earnings
Change in fair value	23,030	(26,776)	53	(8,069)	(304)	(33,118)	(45,184)
Calls and other	—	—	—	1,412	—	—	1,412
	23,030	(26,776)	53	(6,657)	(304)	(33,118)	(43,772)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$5,143,758	$(5,040,983)	$1,732	$(672,619)	$1,657	$1,043,995	$477,540

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Three months ended June 30, 2017
Beginning balance	$3,916,387	$(3,739,265)	$8,658	$(459,187)	$2,262	$651,987	$380,842
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	—
Issuances	351,392	(357,704)	—	—	—	(711)	(7,023)
Sales	—	—	—	—	—	(2)	(2)
Settlements	(112,279)	101,132	—	16,194	(42)	—	5,005
Transfers (to) from:
Other assets	(1,423)	—	—	—	—	—	(1,423)
	237,690	(256,572)	—	16,194	(42)	(713)	(3,443)
Total realized and unrealized gains (losses) included in earnings
Change in fair value	69,699	(65,789)	328	1,986	(283)	(25,624)	(19,683)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$4,223,776	$(4,061,626)	$8,986	$(441,007)	$1,937	$625,650	$357,716

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Six months ended June 30, 2018
Beginning balance	$4,715,831	$(4,601,556)	$1,592	$(508,291)	$2,056	$671,962	$281,594
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	95	5,885	5,980
Issuances	487,472	(499,576)	—	(279,586)	—	(2,375)	(294,065)
Sales	—	—	—	—	—	(155)	(155)
Settlements	(186,216)	181,548	—	104,509	(371)	—	99,470
Transfers (to) from:
MSRs carried at amortized cost, net of valuation allowance	—	—	—	—	—	418,925	418,925
Loans held for sale, at fair value	(441)	—	—	—	—	—	(441)
Other assets	(137)	—	—	—	—	—	(137)
Receivables, net	(72)	—	—	—	—	—	(72)
	300,606	(318,028)	—	(175,077)	(276)	422,280	229,505
Total realized and unrealized gains (losses) included in earnings
Change in fair value	127,321	(121,399)	140	8,642	(123)	(50,247)	(35,666)
Calls and other	—	—	—	2,107	—	—	2,107
	127,321	(121,399)	140	10,749	(123)	(50,247)	(33,559)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending Balance	$5,143,758	$(5,040,983)	$1,732	$(672,619)	$1,657	$1,043,995	$477,540

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs	Total
Six months ended June 30, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256	$343,662
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	—
Issuances	698,473	(664,453)	—	—	—	(1,417)	32,603
Sales	—	—	—	—	—	(230)	(230)
Settlements	(192,569)	176,231	—	33,193	(42)	—	16,813
Transfers (to) from:
Other assets	(1,423)	—	—	—	—	—	(1,423)
	504,481	(488,222)	—	33,193	(42)	(1,647)	47,763
Total realized and unrealized gains (losses) included in earnings
Change in fair value	153,579	(139,623)	644	3,507	143	(51,959)	(33,709)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$4,223,776	$(4,061,626)	$8,986	$(441,007)	$1,937	$625,650	$357,716
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

Significant valuation assumptions	June 30, 2018	December 31, 2017
Life in years
Range	3.3 to 9.0	4.4 to 8.1
Weighted average	5.9	6.4
Conditional repayment rate
Range	6.1% to 45.8%	5.4% to 51.9%
Weighted average	14.4%	13.1%
Discount rate	3.5%	3.2%
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

Significant valuation assumptions	June 30, 2018		December 31, 2017
	Agency (1)	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	8.0%	15.8%	8.1%	16.6%
Weighted average delinquency rate	10.3%	27.6%	1.0%	28.5%
Advance financing cost	5-year swap	5-yr swap plus 2.75%	5-year swap	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.0%	12.9%	9.0%	13.0%
Weighted average cost to service (in dollars)	$106	$301	$64	$305

(1)
Valuation assumptions for Agency MSRs at June 30, 2018 include assumptions for MSRs we carried at amortized cost at December 31, 2017. Effective January 1, 2018, we elected fair value accounting for our remaining MSRs that we had previously carried at amortized cost.

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

Significant valuation assumptions	June 30, 2018	December 31, 2017
Life in years
Range	3.3 to 9.0	4.4 to 8.1
Weighted average	5.9	6.4
Conditional repayment rate
Range	6.1% to 45.8%	5.4% to 51.9%
Weighted average	14.4%	13.1%
Discount rate	3.4%	3.1%
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

Significant valuation assumptions	June 30, 2018	December 31, 2017
Weighted average prepayment speed	16.2%	17.0%
Weighted average delinquency rate	28.1%	28.9%
Advance financing cost	5-yr swap plus 2.75%	5-year swap plus 2.75%
Interest rate for computing float earnings	5-yr swap minus 0.50%	5-year swap minus 0.50%
Weighted average discount rate	13.8%	13.7%
Weighted average cost to service (in dollars)	$307	$311
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
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month or three-month Eurodollar rate (1ML or 3 ML, respectively) interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Six Months Ended June 30,
	2018	2017
Beginning balance	$214,262	$284,632
Originations and purchases	497,980	1,547,169
Proceeds from sales	(559,042)	(1,603,889)
Principal collections	(7,315)	(2,062)
Transfers from Loans held for investment, at fair value	(1,628)	—
Gain on sale of loans	21,030	9,396
Increase (decrease) in fair value of loans	(10,872)	3,838
Other	(509)	406
Ending balance (1)	$153,906	$239,490

(1)	At June 30, 2018 and 2017, the balances include $(5.9) million and $8.7 million, respectively, of fair value adjustments.
At June 30, 2018, loans held for sale, at fair value with a UPB of $59.0 million were pledged as collateral to warehouse lines of credit in our Lending segment.

Loans Held for Sale - Lower of Cost or Fair Value	Six Months Ended June 30,
	2018	2017
Beginning balance	$24,096	$29,374
Purchases	340,601	696,306
Proceeds from sales	(227,041)	(607,181)
Principal collections	(7,584)	(4,127)
Transfers (to) from:
Receivables, net	(78,514)	(96,918)
Other assets	(1,358)	(435)
Gain (loss) on sale of loans	957	(2,434)
(Increase) decrease in valuation allowance	(218)	3,573
Other	4,608	3,311
Ending balance (1)	$55,547	$21,469

(1)
At June 30, 2018 and 2017, the balances include $48.6 million and $16.0 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to receivables.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$8,503	$5,635	$7,318	$10,064
Provision	(572)	490	281	854
Transfer from Liability for indemnification obligations (Other liabilities)	278	632	997	887
Sales of loans	(674)	(600)	(1,083)	(5,646)
Other	—	334	22	332
Ending balance	$7,535	$6,491	$7,535	$6,491

Gain on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain on sales of loans, net
MSRs retained on transfers of forward loans	$2,075	$6,906	$4,453	$15,032
Fair value gains related to transfers of reverse mortgage loans, net	16,481	14,049	27,449	21,687
Gain on sale of repurchased Ginnie Mae loans	265	4,753	957	3,756
Other, net	13,554	10,759	19,569	12,904
	32,375	36,467	52,428	53,379
Change in fair value of IRLCs	(1,265)	(2,487)	111	(1,428)
Change in fair value of loans held for sale	(6,222)	(1,854)	(10,146)	5,813
Gain (loss) on economic hedge instruments	(401)	(3,670)	1,998	(6,184)
Other	(94)	(201)	(198)	(381)
	$24,393	$28,255	$44,193	$51,199

Note 5 – Advances

	June 30, 2018	December 31, 2017
Principal and interest	$14,598	$20,207
Taxes and insurance	113,946	144,454
Foreclosures, bankruptcy and other	61,728	63,597
	190,272	228,258
Allowance for losses	(16,485)	(16,465)
	$173,787	$211,793
Advances at June 30, 2018 and December 31, 2017 include $9.5 million and $18.1 million, respectively, of advances relating to sales of loans that did not qualify for sale accounting.
The following table summarizes the activity in net advances:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$211,793	$257,882
Sales of advances	(877)	(74)
Collections of advances, charge-offs and other, net	(37,109)	(56,218)
(Increase) decrease in allowance for losses	(20)	17,624
Ending balance	$173,787	$219,214

Allowance for Losses	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$16,980	$35,844	$16,465	$37,952
Provision	977	(123)	3,501	3,298
Net charge-offs and other	(1,472)	(15,393)	(3,481)	(20,922)
Ending balance	$16,485	$20,328	$16,485	$20,328
Note 6 – Match Funded Assets

	June 30, 2018	December 31, 2017
Advances
Principal and interest	$447,781	$523,248
Taxes and insurance	380,733	439,857
Foreclosures, bankruptcy, real estate and other	165,412	181,495
	993,926	1,144,600

Automotive dealer financing notes (1)	—	35,392
Allowance for losses	—	(2,635)
	—	32,757

	$993,926	$1,177,357

(1)	In January 2018, we terminated our automotive dealer loan financing facility.

The following table summarizes the activity in match funded assets:

	Six Months Ended June 30,
	2018		2017
	Advances	Automotive Dealer Financing Notes	Advances	Automotive Dealer Financing Notes
Beginning balance	$1,144,600	$32,757	$1,451,964	$—
Transfer (to) from Other assets	—	(36,896)	—	25,180
Sales	—	—	(691)	—
New advances (collections), net	(150,674)	1,504	(192,232)	8,687
Decrease in allowance for losses (1)	—	2,635	—	—
Ending balance	$993,926	$—	$1,259,041	$33,867

(1)	The remaining allowance was charged off in connection with the exit from the ACS business.

Note 7 – Mortgage Servicing

Mortgage Servicing Rights – Amortization Method	Six Months Ended June 30,
	2018	2017
Beginning balance	$336,882	$363,722
Fair value election - transfer of MSRs carried at fair value (1)	(361,670)	—
Additions recognized in connection with asset acquisitions	—	1,657
Additions recognized on the sale of mortgage loans	—	15,032
Sales and other transfers	—	(1,066)
Servicing transfers and adjustments	—	252
	(24,788)	379,597
Amortization (1)	—	(25,412)
(Increase) decrease in impairment valuation allowance (1) (2)	24,788	(4,650)
Ending balance	$—	$349,535

Estimated fair value at end of period	$—	$440,311

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

(2)
Impairment of MSRs is recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations for the six months ended June 30, 2017. Impairment valuation allowance balance of $24.8 million was reclassified to reduce the carrying value of the related MSRs on January 1, 2018 in connection with our fair value election. See Note 3 – Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method	Six Months Ended June 30,
	2018			2017
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$11,960	$660,002	$671,962	$13,357	$665,899	$679,256
Fair value election - transfer of MSRs carried at amortized cost, net of valuation allowance	336,882	—	336,882	—	—	—
Cumulative effect of fair value election	82,043	—	82,043	—	—	—
Sales and other transfers	—	(155)	(155)	—	(230)	(230)
Additions	5,885	—	5,885	—	—	—
Servicing transfers and adjustments	—	(2,375)	(2,375)	—	(1,417)	(1,417)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	20,460	4,989	25,449	36	—	36
Realization of expected future cash flows and other changes	(29,633)	(46,063)	(75,696)	(950)	(51,045)	(51,995)
Ending balance	$427,597	$616,398	$1,043,995	$12,443	$613,207	$625,650

(1)	Changes in fair value are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of June 30, 2018 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(94,457)	$(182,012)
Discount rate (option-adjusted spread)	(30,071)	(57,859)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at June 30, 2018 are increased prepayment speeds and a decrease in the yield assumption.

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

	Residential (1)	Commercial (2)	Total
UPB at June 30, 2018
Servicing	$70,796,834	$—	$70,796,834
Subservicing	1,600,289	—	1,600,289
NRZ (3)	94,729,891	—	94,729,891
	$167,127,014	$—	$167,127,014
UPB at December 31, 2017
Servicing	$75,469,327	$—	$75,469,327
Subservicing	2,063,669	—	2,063,669
NRZ (3)	101,819,557	—	101,819,557
	$179,352,553	$—	$179,352,553
UPB at June 30, 2017
Servicing	$81,319,908	$—	$81,319,908
Subservicing	3,869,084	53,127	3,922,211
NRZ (3)	109,609,432	—	109,609,432
	$194,798,424	$53,127	$194,851,551

(1)	Includes foreclosed real estate and small-balance commercial assets.

(2)	Consists of large-balance foreclosed real estate. During 2017, we sold or transferred servicing on the remaining managed assets.

(3)	UPB of loans serviced for which the Rights to MSRs have been sold to NRZ, including those subserviced for which third-party consents have been received and the MSRs have been transferred to NRZ.
During the six months ended June 30, 2018 and 2017, we sold MSRs with a UPB of $10.5 million and $134.7 million, respectively.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. As a result of the economic downturn beginning in 2007 - 2008, the portfolio delinquency and/or cumulative loss threshold provisions have been breached in many private-label securitizations in our non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
At June 30, 2018, S&P Global Ratings’ (S&P) servicer ratings outlook for Ocwen is stable. Fitch Ratings, Inc.’s (Fitch) servicer ratings outlook is Stable and Moody’s Investors Service, Inc.’s (Moody’s) servicer ratings are on Watch for Downgrade. Downgrades in servicer ratings could adversely affect our ability to sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. At June 30, 2018, non-Agency servicing agreements with a UPB of $27.9 billion have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in non-Agency servicing agreements with a UPB of $8.7 billion, or approximately 9% of our total non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

Servicing Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loan servicing and subservicing fees
Servicing	$55,783	$66,018	$114,779	$134,640
Subservicing	871	1,964	1,786	4,118
NRZ	126,712	143,612	253,729	290,923
	183,366	211,594	370,294	429,681
Late charges	15,315	15,610	29,904	32,394
Custodial accounts (float earnings)	8,461	6,014	15,724	10,833
Loan collection fees	4,767	5,936	9,785	12,255
Home Affordable Modification Program (HAMP) fees (1)	4,153	10,506	8,256	31,489
Other	6,165	6,141	10,402	11,651
	$222,227	$255,801	$444,365	$528,303

(1)
The HAMP program expired on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification.

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.7 billion and $2.2 billion at June 30, 2018 and June 30, 2017, respectively.
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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in (i) the Master Servicing Rights Purchase Agreement dated as of October 1, 2012, as amended, and (ii) certain Sale Supplements, as amended (collectively, the Original Rights to MSRs Agreements). The July 23, 2017 agreements, as amended, include a Master Agreement, Transfer Agreement and Subservicing Agreement (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer of the MSRs underlying the Rights to MSRs to NRZ and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years (the Initial Term). While we continue the process of obtaining the third-party consents necessary to transfer the MSRs to NRZ, on January 18, 2018, the parties entered into new agreements regarding the Rights to MSRs that remained subject to the Original Rights to MSRs Agreements (including a Servicing Addendum) and amended the Transfer Agreement (collectively, New RMSR Agreements) to accelerate the implementation of certain parts of our arrangements in order to achieve the intent of the 2017 Agreements sooner. Ocwen will continue to service the related mortgage loans until the necessary third-party consents are obtained in order to transfer the applicable MSRs in accordance with the New RMSR Agreements. Upon receiving the required consents and transferring the MSRs, Ocwen will subservice the mortgage loans underlying the MSRs pursuant to the 2017 Agreements.
The 2017 Agreements and New RMSR Agreements provide for the conversion of the economics of the Original Rights to MSRs Agreements into a more traditional subservicing arrangement and involve upfront payments to Ocwen. Prior to the execution of the New RMSR Agreements, we received these payments upon obtaining the required third-party consents and the transfer of the MSRs. Upon execution of the New RMSR Agreements, we received the balance of these upfront payments. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements and the New RMSR Agreements. On September 1, 2017, pursuant to the 2017 Agreements, Ocwen successfully transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. On January 18, 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements.

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
Interest expense related to financing liabilities recorded in connection with the NRZ transactions is indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Servicing fees collected on behalf of NRZ	$126,712	$143,612	$253,729	$290,923
Less: Subservicing fee retained by Ocwen	34,444	78,794	68,661	157,947
Net servicing fees remitted to NRZ	92,268	64,818	185,068	132,976
Less: Reduction (increase) in financing liability
Changes in fair value
Original Rights to MSRs Agreements	(8,897)	—	(8,782)	—
2017 Agreements and New RMSR Agreements	828	—	17,424	—
Runoff, settlement and other	48,847	16,194	101,887	33,193
	$51,490	$48,624	$74,539	$99,783
In April 2015, Ocwen sold all economic beneficial rights to the “clean-up call rights” to which we were entitled pursuant to servicing agreements that underlie the Rights to MSRs to NRZ for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with such clean-up call. As a result of the 2017 Agreements and the New RMSR Agreements, Ocwen is no longer entitled to the 0.50% purchase price but will continue to be reimbursed for costs incurred with respect to such efforts and receives administrative fees. We received $2.3 million and $4.7 million during the three and six months ended June 30, 2017, respectively, from NRZ in connection with such clean-up calls.

Note 9 – Receivables

	June 30, 2018	December 31, 2017
Servicing-related receivables:
Government-insured loan claims, net	$112,296	$114,971
Reimbursable expenses	32,704	31,709
Due from custodial accounts	25,751	36,122
Due from NRZ	15,411	14,924
Other	7,662	11,959
	193,824	209,685
Income taxes receivable	34,738	36,831
Other receivables	15,347	19,600
	243,909	266,116
Allowance for losses	(65,231)	(66,587)
	$178,678	$199,529
At June 30, 2018 and December 31, 2017, the allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) at June 30, 2018 and December 31, 2017 were $53.2 million and $53.3 million, respectively.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$57,593	$41,438	$53,340	$53,258
Provision	8,658	9,467	19,034	19,907
Net charge-offs and other	(13,096)	(4,328)	(19,219)	(26,588)
Ending balance	$53,155	$46,577	$53,155	$46,577
Note 10 – Other Assets

	June 30, 2018	December 31, 2017
Contingent loan repurchase asset	$331,158	$431,492
Debt service accounts	24,278	33,726
Prepaid expenses	15,603	22,559
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	20,173
Real estate	5,724	3,070
Prepaid lender fees, net	5,170	9,496
Derivatives, at fair value	4,998	5,429
Other restricted cash	3,412	9,179
Mortgage backed securities, at fair value	1,732	1,592
Interest-earning time deposits	1,694	4,739
Automotive dealer financing notes, net	22	—
Prepaid income taxes	—	5,621
Other	8,604	7,715
	$417,568	$554,791

Automotive dealer financing notes represent short-term inventory-secured floor plan loans. At December 31, 2017, the notes are reported net of an allowance of $7.7 million. Changes in the allowance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$2,767	$10,516	$7,664	$4,371
Provision	(512)	(930)	(265)	5,215
Net charge-offs and other	(2,255)	—	(7,399)	—
Ending balance	$—	$9,586	$—	$9,586
Note 11 – Borrowings

Match Funded Liabilities				June 30, 2018		December 31, 2017
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2014-VF4 (4)	Aug. 2048	Aug. 2018	$69,990	4.25%	$10	4.29%	$67,095
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Aug. 2048	Aug. 2018	69,990	4.25	10	4.29	67,095
Advance Receivables Backed Notes - Series 2016-T1 (5)	Aug. 2048	Aug. 2018	—	2.77	265,000	2.77	265,000
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Advance Receivables Backed Notes - Series 2017-T1 (5)	Sep. 2048	Sep. 2018	—	2.64	250,000	2.64	250,000
Total Ocwen Master Advance Receivables Trust (OMART)			139,980	2.80	750,020	3.02	884,190
Ocwen Servicer Advance Receivables Trust III (OSART III) - Advance Receivables Backed Notes, Series 2014-VF1 (6)	Dec. 2048	Dec. 2018	54,399	5.35	601	4.63	33,768
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (7)	Jun. 2049	Jun. 2019	64,927	4.70	73	4.52	56,078
Total Servicing Advance Financing Facilities			259,306	2.80%	750,694	3.16%	974,036

Automotive Capital Asset Receivables Trust (ACART) - Loan Series 2017-1 (8)	Feb. 2021	Feb. 2019	—	—%	—	6.77%	24,582

			$259,306	2.80%	$750,694	3.25%	$998,618

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

(2)
Borrowing capacity is available to us provided that we have eligible collateral to pledge. Collateral may only be pledged to one facility. At June 30, 2018, $97.4 million of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 2.09% and 1.56% at June 30, 2018 and December 31, 2017, respectively.

(4)
Effective January 1, 2018, the borrowing capacity of the Series 2014-VF4 and the Series 2015-VF5 variable rate notes were each reduced from $105.0 million to $70.0 million. The interest rate was based on 1ML, with a ceiling of 125 basis points (bps), plus a margin of 235 to 635 bps. On July 13, 2018, we increased the borrowing capacity of the Series 2015-VF5 variable notes to $225.0 million and extended the amortization date to December 15, 2019, with interest computed based on the lender’s cost of funds plus a margin of 105 to 250 bps. The increased capacity was used on July 16, 2018 to redeem the Series 2016-T1 term notes with an outstanding balance of $265.0 million and an amortization date of August 15, 2018. We also voluntarily terminated the Series 2014-VF4 variable notes on such date.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2016-T1, Series 2016-T2 and 2017-T1 fixed-rate term notes until the amortization date. If there is insufficient eligible collateral to support the level of borrowing, the excess cash proceeds in an amount necessary to make up the deficit are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the outstanding notes. The Series 2016-T1, Series 2016-T2 and Series 2017-T1 term notes have a total combined borrowing capacity of $750.0 million. Rates on the individual classes of notes range from 2.50% to 4.45%. The Series 2016-T1 term notes were redeemed on July 16, 2018.

(6)
The maximum borrowing capacity under this facility is $55.0 million. There is a ceiling of 300 bps for the 3ML in determining the interest rate for these variable rate notes. Rates on the individual notes are based on the lender’s cost of funds plus a margin of 235 to 475 bps.

(7)
On June 7, 2018, the borrowing capacity of the notes was reduced from $110.0 million to $65.0 million with interest computed based on the lender’s cost of funds plus a margin of 180 to 450 bps. There is a ceiling of 300 bps for 3ML in determining the interest rate for these variable rate notes.

(8)	On January 23, 2018, we voluntarily terminated the Loan Series 2017-1 Notes.
Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of June 30, 2018, we were the servicer of Rights to MSRs sold to NRZ pertaining to approximately $94.7 billion in UPB and the associated outstanding servicing advances as of such date were approximately $2.4 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. See Note 8 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	June 30, 2018	December 31, 2017
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$5,040,983	$4,601,556
Other Financing Liabilities
MSRs pledged, at fair value
Original Rights to MSRs Agreements	MSRs	(2)	(2)	471,662	499,042
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	200,957	9,249
				672,619	508,291
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (4)	MSRs	(4)	Feb. 2028	68,830	72,575
Advances pledged (5)	Advances on loans	(5)	(5)	6,054	12,652
				747,503	593,518

				$5,788,486	$5,195,074

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

(2)
This financing liability has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

(3)
This financing liability arose in connection with lump sum payments received upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ in September 2017. In connection with the execution of the New RMSR Agreements in January 2018, we received a lump sum payment of $279.6 million as compensation for foregoing certain payments under the Original Rights to MSRs Agreements. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows. The expected maturity of the liability is April 30, 2020, the date through which we were scheduled to be the servicer on loans underlying the Rights to MSRs per the Original Rights to MSRs Agreements.

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

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	June 30, 2018	December 31, 2017
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$239,875	$298,251
Mortgage loan warehouse facilities
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Aug. 2018	87,500	—	8,221
Participation agreements (4)	LHFS	N/A	(4)	—	30,811	161,433
Mortgage warehouse agreement (5)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 350 bps	Oct. 2018	—	9,506	32,042
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2018	84,286	65,714	54,086
Master repurchase agreement (7)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Dec. 2018	—	601	—
				171,786	106,632	255,782

				$171,786	346,507	554,033
Unamortized debt issuance costs - SSTL					(4,035)	(5,423)
Discount - SSTL					(2,054)	(2,760)
					$340,418	$545,850

Weighted average interest rate					5.70%	5.22%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, $57.8 million could be used at June 30, 2018 based on the amount of eligible collateral that could be pledged.

(2)
Under the terms of the Amended and Restated Senior Secured Term Loan Facility Agreement with an original borrowing capacity of $335.0 million, we may request increases to the loan amount of up to $100.0 million, with additional increases subject to certain limitations. We are required to make quarterly principal payments of $4.2 million on the SSTL, the first of which was paid on March 31, 2017.

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

(4)
Under these participation agreements, the lender provides financing for a combined total of $250.0 million at the discretion of the lender. The participation agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On May 31, 2018, we renewed these facilities through April 30, 2019 ($175.0 million) and May 31, 2019 ($75.0 million).

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

(7)	Under this agreement, the lender provides financing for up to $50.0 million at the discretion of the lender.

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			June 30, 2018	December 31, 2017
Senior unsecured notes (1)	6.625%	May 2019	$3,122	$3,122
Senior secured notes (2)	8.375%	Nov. 2022	346,878	346,878
			350,000	350,000
Unamortized debt issuance costs			(2,388)	(2,662)
			$347,612	$347,338

(1)
Ocwen may redeem all or a part of the remaining Senior Unsecured Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price (expressed as a percentage of principal amount) of 100.000% beginning May 15, 2018 plus accrued and unpaid interest and additional interest, if any.

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

Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. As of June 30, 2018, the S&P long-term corporate rating was “B-”. Moody’s long-term corporate rating was “Caa1” and Fitch’s long-term issuer default rating was “B-”. On June 25, 2018, Ocwen announced its decision not to renew its corporate rating by Fitch as part of our ongoing efforts to reduce costs. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or acquisitions or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt of OLS or any Guarantor and entering into transactions with affiliates;

•	Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements; and

•
Requirements to provide audited financial statements within specified timeframes, including requirements that Ocwen’s financial statements and the related audit report be unqualified as to going concern.

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
As of June 30, 2018, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $1.1 billion in consolidated tangible net worth, as defined, at OLS under our match funded debt and certain of our other debt agreements.
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

Note 12 – Other Liabilities

	June 30, 2018	December 31, 2017
Contingent loan repurchase liability	$331,158	$431,492
Other accrued expenses	57,083	75,088
Accrued legal fees and settlements	54,295	51,057
Due to NRZ	34,921	98,493
Servicing-related obligations	31,106	35,239
Liability for indemnification obligations	21,541	23,117
Checks held for escheat	20,112	19,306
Accrued interest payable	6,870	5,172
Liability for mortgage insurance contingency	6,820	6,820
Deferred revenue	4,504	3,463
Liability for uncertain tax positions	3,271	3,252
Amounts due in connection with MSR sales	2,654	8,291
Derivatives, at fair value	2,448	635
Other	15,020	7,985
	$591,803	$769,410
We establish a liability for legal settlements, including fines and penalties, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated. See Note 20 – Contingencies for additional information.

Accrued Legal Fees and Settlements	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$46,305	$82,037	$51,057	$93,797
Accrual for probable losses (1)	2,330	67,565	9,782	78,315
Payments (2)	(1,607)	(39,393)	(7,643)	(65,253)
Issuance of common stock in settlement of litigation (3)	—	—	(5,719)	—
Net increase in accrued legal fees	5,031	6,811	4,732	7,618
Other	2,236	—	2,086	2,543
Ending balance	$54,295	$117,020	$54,295	$117,020

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

Note 13 – Derivative Financial Instruments and Hedging Activities
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives was designated as a hedge for accounting purposes at June 30, 2018:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at December 31, 2017	$96,339	$240,823	$375,000
Additions	630,919	295,512	140,000
Amortization	—	—	(140,000)
Maturities	(514,924)	(337,902)	—
Terminations	(105,916)	—	—
Notional balance at June 30, 2018	$106,418	$198,433	$375,000

Maturity	June 2018 - July 2018	Sept. 2018	July 2018 - May 2020

Fair value of derivative assets (liabilities) (1) at:
June 30, 2018	$3,315	$(2,422)	$1,657
December 31, 2017	3,283	(545)	2,056

Gains (losses) on derivatives during the six months ended:	Gain on Loans Held for Sale, Net		Other, Net
June 30, 2018	$111	$1,998	$(78)
June 30, 2017	(1,428)	(6,184)	31

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets.
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
Accumulated Other Comprehensive Loss (AOCL)
Included in AOCL at June 30, 2018 and 2017, were $1.1 million and $1.3 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges.
Note 14 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Financing liabilities
NRZ	$51,490	$48,624	$74,539	$99,783
Other financing liabilities	1,349	1,669	2,544	3,479
	52,839	50,293	77,083	103,262
Match funded liabilities	7,714	12,669	17,262	25,518
Other secured borrowings	8,044	9,636	16,232	19,184
Senior notes	7,452	7,447	14,903	14,903
Other	1,454	1,083	2,833	2,323
	$77,503	$81,128	$128,313	$165,190
Note 15 - Income Taxes
Our effective tax rate for the six months ended June 30, 2018 and 2017 was (15.8)% and (6.9)%, respectively, on loss before income taxes of $23.4 million and $72.1 million, respectively. The change in the effective tax rate for the six months ended June 30, 2018, compared with the same period in 2017, was primarily due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. The most significant potential benefit of the Tax Act, the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, did not have an impact on our effective tax rate as we are currently generating losses in the U.S. for which a tax benefit has not been recorded as we have recognized a full valuation allowance on our U.S. deferred tax assets. We recognized incremental income tax expense of $1.7 million for the Base Erosion and Anti-Abuse Tax (BEAT) provision of the Tax Act in the six months ended June 30, 2018. This increase in income tax expense related to implementing provisions of the Tax Act that were effective January 1, 2018 was offset by a reduction in income tax expense as a result of our adoption of ASU 2016-16 on January 1, 2018, as the deferred tax effects of intra-entity transfers of assets recognized as prepaid income taxes are no longer amortized to income tax expense over the life of the asset. Income tax expense related to uncertain tax positions declined in the six months ended June 30, 2018 as compared to the same period of 2017.
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
However, as previously disclosed, at December 31, 2017 we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the reduction in the statutory U.S. federal tax rate. We have not recorded any additional measurement-period adjustments related to the transition tax or the reduction in the U.S. federal tax rate during the six months ended June 30, 2018. We are continuing to gather additional information and expect to complete our accounting for the transition tax within the prescribed measurement period.
Also, as previously disclosed, at December 31, 2017 we were not yet able to reasonably estimate the effects of certain elements of the Tax Act, such as BEAT, GILTI and revised interest deductibility limitations. Therefore, no provisional adjustments were recorded.

Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are permitted to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of our estimated future results of global operations, and as a result, we are not yet able to reasonably estimate the long-term effects of this provision of the Tax Act. Therefore, we have not recorded any deferred tax effects related to GILTI in our financial statements and have not made a policy election regarding whether to record deferred taxes on GILTI or to apply the period cost method as of June 30, 2018. We have, however, included an estimate of the 2018 current GILTI impact in the calculation of our annualized effective tax rate for 2018. In addition, we have included an estimate of the 2018 current BEAT impact in the calculation of our annualized effective tax rate for 2018. We expect to complete our accounting within the prescribed measurement period.
Note 16 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the three and six months ended June 30, 2018 and 2017, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic loss per share
Net loss attributable to Ocwen stockholders	$(29,831)	$(44,507)	$(27,283)	$(77,231)

Weighted average shares of common stock	133,856,132	124,582,280	133,490,828	124,300,171

Basic loss per share	$(0.22)	$(0.36)	$(0.20)	$(0.62)

Diluted loss per share
Net loss attributable to Ocwen stockholders	$(29,831)	$(44,507)	$(27,283)	$(77,231)

Weighted average shares of common stock	133,856,132	124,582,280	133,490,828	124,300,171
Effect of dilutive elements
Stock option awards	—	—	—	—
Common stock awards	—	—	—	—
Dilutive weighted average shares of common stock	133,856,132	124,582,280	133,490,828	124,300,171

Diluted loss per share	$(0.22)	$(0.36)	$(0.20)	$(0.62)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	6,492,703	6,709,154	6,498,025	4,382,684
Market-based (2)	645,984	862,446	645,984	862,446

(1)	Stock options were anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock.

(2)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.

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
Financial information for our segments is as follows:

	Three Months Ended June 30, 2018
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$230,509	$19,002	$4,070	$—	$253,581

Expenses (1)	166,888	17,785	20,977	—	205,650

Other income (expense):
Interest income	1,466	1,360	529	—	3,355
Interest expense	(62,675)	(1,472)	(13,356)	—	(77,503)
Gain on sale of mortgage servicing rights, net	77	—	1	—	78
Other	(403)	294	(2,157)	—	(2,266)
Other income (expense), net	(61,535)	182	(14,983)	—	(76,336)

Income (loss) before income taxes	$2,086	$1,399	$(31,890)	$—	$(28,405)

	Three Months Ended June 30, 2017
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$271,784	$32,776	$6,740	$—	$311,300

Expenses	201,928	32,886	45,666	—	280,480

Other income (expense):
Interest income	174	3,007	1,058	—	4,239
Interest expense	(63,903)	(3,383)	(13,842)	—	(81,128)
Gain on sale of mortgage servicing rights, net	1,033	—	—	—	1,033
Other	2,058	(128)	1,498	—	3,428
Other expense, net	(60,638)	(504)	(11,286)	—	(72,428)

Income (loss) before income taxes	$9,218	$(614)	$(50,212)	$—	$(41,608)

	Six months ended June 30, 2018
Revenue	$456,605	$48,197	$9,036	$—	$513,838

Expenses (1)	337,984	38,081	36,086	—	412,151

Other income (expense):
Interest income	1,894	2,852	1,309	—	6,055
Interest expense	(97,193)	(3,417)	(27,703)	—	(128,313)
Gain on sale of mortgage servicing rights, net	1,036	—	—	—	1,036
Other	(1,790)	620	(2,735)	—	(3,905)
Other income (expense), net	(96,053)	55	(29,129)	—	(125,127)

Income (loss) before income taxes	$22,568	$10,171	$(56,179)	$—	$(23,440)

	Six months ended June 30, 2017
Revenue	$555,802	$63,522	$13,840	$—	$633,164

Expenses	418,842	62,217	75,804	—	556,863

Other income (expense):
Interest income	261	5,754	1,987	—	8,002
Interest expense	(131,254)	(6,667)	(27,269)	—	(165,190)
Gain on sale of mortgage servicing rights, net	1,320	—	—	—	1,320
Other	5,060	103	2,298	—	7,461
Other expense, net	(124,613)	(810)	(22,984)	—	(148,407)

Income (loss) before income taxes	$12,347	$495	$(84,948)	$—	$(72,106)

Total Assets	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
June 30, 2018	$2,851,910	$5,242,716	$325,570	$—	$8,420,196

December 31, 2017	$3,033,243	$4,945,456	$424,465	$—	$8,403,164

June 30, 2017	$2,975,458	$4,483,652	$473,282	$—	$7,932,392

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three months ended June 30, 2018
Depreciation expense	$1,256	$25	$4,834	$6,115
Amortization of debt discount	—	—	442	442
Amortization of debt issuance costs	—	—	1,005	1,005

Three months ended June 30, 2017
Depreciation expense	$1,466	$55	$4,835	$6,356
Amortization of mortgage servicing rights	12,627	70	—	12,697
Amortization of debt discount	—	—	268	268
Amortization of debt issuance costs	—	—	661	661

Six months ended June 30, 2018
Depreciation expense	$2,613	$54	$9,973	$12,640
Amortization of debt discount	—	—	706	706
Amortization of debt issuance costs	—	—	1,662	1,662

Six months ended June 30, 2017
Depreciation expense	$2,869	$105	$10,465	$13,439
Amortization of mortgage servicing rights	25,271	141	—	25,412
Amortization of debt discount	—	—	539	539
Amortization of debt issuance costs	—	—	1,334	1,334

(1)
Expenses in the Corporate Items and Other segment for the three and six months ended June 30, 2018 includes $1.6 million and $7.3 million, respectively, of severance expense attributable to headcount reductions in connection with our strategic initiatives to exit the ACS business and the forward lending correspondent and wholesale channels, as well as our overall efforts to reduce costs.

Note 18 – Regulatory Requirements
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), HUD, the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
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
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These laws and regulations apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of, and interest payments on, escrow balances and escrow payment features and fees assessed on borrowers, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, including through CFPB interpretive bulletins and other regulatory pronouncements. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. The recent trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers. New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
Ocwen has various subsidiaries, including OLS, Homeward, Liberty, OFSPL and Ocwen Business Solutions, Inc. (OBS) that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at June 30, 2018.
OLS, Homeward and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. See Note 20 – Contingencies for additional information relating to our recent interactions with Ginnie Mae as a result of the state regulatory actions discussed in that note. We believe we were in compliance with applicable net worth requirements at June 30, 2018. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements referenced above is based on the total assets of OLS, and the required net worth was $263.4 million at June 30, 2018.
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
Separately, in June 2018, we entered into a consent order with the CA DBO in order to resolve a finding stemming from a lending examination of Homeward. Pursuant to the consent order, we consented to a finding that certain records maintained by Homeward were not in compliance with certain California statutory requirements. Homeward cooperated in the examination, timely produced requested documents and records, and confirmed that no borrowers were overcharged as a result. No fines or penalties were payable under the consent order.
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
Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion at June 30, 2018. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $85.2 million and $21.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2018. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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
Our servicing system runs on an information technology system that we license from Altisource pursuant to a statement of work under the Technology Products Services Agreements. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer. We are currently in the process of transitioning to a new servicing system and have entered into agreements with certain subsidiaries of Black Knight, Inc. (Black Knight) pursuant to which we plan to transition to Black Knight’s LoanSphere MSP® servicing system. Should Ocwen not complete its acquisition of PHH, we anticipate an 18 to 24-month timeline to complete our transition onto the new servicing system. The PHH merger would likely substantially accelerate that timeline, depending upon the timing of the closing. Based on substantive discussions with Altisource prior to entering into our agreements with Black Knight, Ocwen expects to enter into mutually acceptable agreements that provide for Ocwen’s transition to the LoanSphere MSP® servicing system and the termination of the statement of work for the use of the REALServicing system.
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
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act (TCPA), the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience, claims related to ancillary products marketed and sold to borrowers, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are a defendant in various class action matters alleging that (1) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law; and (2) the solicitation and marketing to borrowers of certain ancillary products was unfair and deceptive.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $54.3 million at June 30, 2018. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2018.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC, 2:15-cv-01831 (N.D. Ala.). The plaintiffs are seeking statutory damages under the FDCPA, compensatory damages and injunctive relief. The presiding court previously ruled on Ocwen’s motions to dismiss, and Ocwen answered the operative complaint. Ocwen subsequently entered into an agreement in principle to resolve this matter, and the presiding court is considering motions to approve the settlement. While Ocwen believes that it has sound legal and factual defenses, Ocwen has agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. There can be no assurance that the court will finally approve the settlement. In the event the settlement is not finally approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen. Our accrual with respect to this matter is included in the $54.3 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
Ocwen has been named in putative class actions and individual actions related to its compliance with the TCPA. Generally, plaintiffs in these actions allege that Ocwen knowingly and willfully violated the TCPA by using an automated telephone dialing system to call class members’ cell phones without their consent. On July 28, 2017, Ocwen entered into an agreement in principle to resolve two such putative class actions, which have been consolidated in the United States District Court for the Northern District of Illinois. See Snyder v. Ocwen Loan Servicing, LLC, 1:14-cv-08461-MFK (N.D. Ill.); Beecroft v. Ocwen Loan Servicing, LLC, 1:16-cv-08677-MFK (N.D. Ill.). Subject to final approval by the court, the settlement will include the establishment of a settlement fund to be distributed to impacted borrowers that submit claims for settlement benefits pursuant to a claims administration process.
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
We have previously disclosed the settlement of the consolidated securities fraud class action lawsuit that contained allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements, among other matters, in the United States District Court for the Southern District of Florida captioned In re Ocwen Financial Corporation Securities Litigation, 9:14-cv-81057-WPD (S.D. Fla.) (such consolidated lawsuit, the Securities Class Action). In March 2018 and April 2018, respectively, Ocwen was named as a defendant in two separate “opt-out” securities fraud actions brought on behalf of certain putative shareholders of Ocwen based on similar allegations to those contained in the Securities Class Action. See

Brahman Partners et al. v. Ocwen Financial Corporation et al., 9:18-cv-80359-DMM (S.D. Fla.) and Owl Creek et al. v. Ocwen Financial Corporation et al., 9:18-cv-80506-BB (S.D. Fla.). Our accrual with respect to these matters is included in the $54.3 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
We have previously disclosed that as a result of the April 2017 federal and state regulatory actions described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance, among other matters. Those lawsuits were consolidated in the United States District Court for the Southern District of Florida in the matter captioned Carvelli v. Ocwen Financial Corporation et al., 9:14-cv-9:17-cv-80500-RLR (S.D. Fla.). On April 27, 2018, the court in Carvelli granted our motion to dismiss, and dismissed the consolidated case with prejudice. Plaintiffs thereafter filed a notice of appeal. Ocwen and the other defendants intend to defend themselves vigorously. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of this existing lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. If additional lawsuits are filed, Ocwen intends to vigorously defend itself against such lawsuits. If our efforts to defend the existing lawsuit or any future lawsuit are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
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
In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the RMBS investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. Previously, one such group of affiliated RMBS investors sought to direct one trustee to bring suit against Ocwen. The trustee declined to bring suit, and the RMBS investors instead brought suit against Ocwen directly. The court dismissed the RMBS investors’ suit without prejudice on October 4, 2017, and the RMBS investors subsequently filed an amended complaint. On January 23, 2018, the court dismissed the RMBS investors’ amended suit with prejudice. The RMBS investors thereafter appealed the district court’s dismissal. Ocwen is vigorously defending itself. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
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
CFPB
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. Our accrual with respect to this matter is included in the $54.3 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
On April 20, 2017 and shortly thereafter, mortgage and banking regulatory agencies from 29 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. An additional state regulator brought legal action together with that state’s attorney general, as described below. In general, the regulatory actions took the form of orders styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; for ease of reference we also include the District of Columbia as a state when we reference states below. All of the cease and desist orders were applicable to OLS, but additional Ocwen entities were named in some orders, including Ocwen Financial Corporation, OMS, Homeward, Liberty, OFSPL and OBS. Following the issuance of the orders, we reached agreements with certain regulatory agencies to obtain delays in the enforcement of certain terms or exceptions to certain terms contained in the cease and desist orders. Additionally, we revised our operations based on the terms of the orders while we sought to negotiate resolutions.
We have entered into agreements with 29 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contain the following key terms (the Multi-State Common Settlement Terms):

•	Ocwen would not acquire any new residential mortgage servicing rights until April 30, 2018.

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
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including, developing and providing periodic updates regarding our plan to transition to an alternate loan servicing system (which our pending acquisition of PHH could help to accelerate), developing and implementing certain enhancements to our consumer complaint process, engaging a third-party auditor who is currently performing escrow-related testing, and complying with our other information sharing and reporting obligations.
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
Our accrual with respect to the administrative and legal actions initiated on April 20, 2017 and shortly thereafter is included in the $54.3 million litigation and regulatory matters accrual referenced above. We will also incur costs complying with the terms of the settlements we have entered into, including in connection with the escrow review and transition to a new servicing system. For example, with respect to the escrow review, which is currently underway, we will incur remediation costs to the extent that errors are identified which require remediation. If we fail to comply with the terms of our settlements, additional administrative or legal regulatory actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and Ginnie Mae has accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it would forbear from immediately exercising any rights relating to this matter for a period of 90 days from the date of the letter; however, it reserved the right to make additional requests of Ocwen and to restrict or terminate Ocwen’s participation in the Ginnie Mae mortgage-backed securities program. Based on our conversations with Ginnie Mae, we understand that Ginnie Mae views this as a violation with a prescribed remedy and that the purpose of the notice is to provide for a period of resolution. During such forbearance period, which was extended three times based on the information supplied and the progress we had made, Ocwen provided certain information regarding the cease and desist orders, our resolutions of the cease and desist orders and Ocwen’s business plan, financial results and operations. On July 17, 2018, Ginnie Mae informed us in an e-mail that it considers the matters raised in its July 2017 letter resolved, and that it will provide a formal letter which may contain specific, continuing oversight criteria regarding the matters raised in the July 2017 letter. We continue to operate as a Ginnie Mae issuer in all respects and continue to participate in Ginnie Mae issuing of mortgage-backed securities and home equity conversion loan pools in the ordinary course.

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
We received origination representations and warranties from our network of approved originators in connection with loans we purchased through our correspondent lending channel. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur.
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
At June 30, 2018 and June 30, 2017, we had outstanding representation and warranty repurchase demands of $29.0 million UPB (184 loans) and $55.8 million UPB (282 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$19,229	$24,285
Provision for representation and warranty obligations	2,072	(5,125)
New production reserves	198	381
Charge-offs and other (1)	(3,643)	209
Ending balance	$17,856	$19,750

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2018.

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
The majority of our revenues are generated from our residential mortgage servicing business. However, regulatory restrictions on acquisitions of MSRs, portfolio runoff and asset sales have resulted in a 64% decline in our servicing portfolio as compared to December 31, 2013. As a result, our revenues have decreased significantly and, while we have made progress, we have not been able to reduce our overall expenses by a comparative amount, in part because of the relatively fixed nature of our corporate overhead. In addition, continuing regulatory and legal matters have negatively impacted our results. We have incurred a net loss in each of the last four fiscal years and in the first half of 2018, which has significantly eroded stockholders’ equity and weakened our financial condition.
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
We are currently targeting closing the transaction in the third quarter of 2018, subject to regulatory approvals and other closing conditions. There can be no assurances the merger will be completed timely or at all or that the desired strategic and financial benefits will be realized.
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
While we have received aggregate lump-sum payments of $334.2 million in connection with our 2017 Agreements and the New RMSR Agreements with NRZ, these upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements. Accordingly, the new agreements provide for a larger portion of future servicing compensation to be retained by NRZ.
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

Results of Operations Summary	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Revenue
Servicing and subservicing fees	$222,227	$255,801	(13)%	$444,365	$528,303	(16)%
Gain on loans held for sale, net	24,393	28,255	(14)	44,193	51,199	(14)
Other	6,961	27,244	(74)	25,280	53,662	(53)
Total revenue	253,581	311,300	(19)	513,838	633,164	(19)

Expenses
Compensation and benefits	69,838	90,411	(23)	147,913	182,212	(19)
Professional services	32,389	65,405	(50)	70,159	107,234	(35)
Servicing and origination	28,276	35,645	(21)	59,694	75,815	(21)
Technology and communications	23,906	24,254	(1)	46,709	51,601	(9)
MSR valuation adjustments, net	33,118	41,568	(20)	50,247	82,020	(39)
Occupancy and equipment	12,859	16,480	(22)	25,473	34,229	(26)
Other	5,264	6,717	(22)	11,956	23,752	(50)
Total expenses	205,650	280,480	(27)	412,151	556,863	(26)

Other income (expense)
Interest income	3,355	4,239	(21)	6,055	8,002	(24)
Interest expense	(77,503)	(81,128)	(4)	(128,313)	(165,190)	(22)
Gain on sale of mortgage servicing rights, net	78	1,033	(92)	1,036	1,320	(22)
Other, net	(2,266)	3,428	(166)	(3,905)	7,461	(152)
Total other expense, net	(76,336)	(72,428)	4	(125,127)	(148,407)	(17)

Loss before income taxes	(28,405)	(41,608)	(34)	(23,440)	(72,106)	(70)
Income tax expense	1,348	2,828	(52)	3,696	4,953	(25)
Net loss	(29,753)	(44,436)	(35)	(27,136)	(77,059)	(67)
Net income attributable to non-controlling interests	(78)	(71)	10	(147)	(172)	(15)
Net loss attributable to Ocwen stockholders	$(29,831)	$(44,507)	(35)%	$(27,283)	$(77,231)	(67)%

Segment income (loss) before income taxes
Servicing	$2,086	$9,218	(77)%	$22,568	$12,347	83%
Lending	1,399	(614)	(328)	10,171	495	n/m
Corporate Items and Other	(31,890)	(50,212)	(36)	(56,179)	(84,948)	(34)
	$(28,405)	$(41,608)	(32)%	$(23,440)	$(72,106)	(67)%
n/m: not meaningful

Three Months Ended June 30, 2018 versus 2017
Servicing and subservicing fees were $33.6 million, or 13%, lower than the second quarter of 2017, primarily due to portfolio runoff, consistent with the 14% and 13% decline in residential portfolio average UPB and loan count, respectively. The number of completed modifications declined marginally as the reduction in HAMP modifications due to the expiration of the program on December 31, 2016 was mostly offset by an increased focus on non-HAMP modifications.
Other revenue for the second quarter of 2018 declined $20.3 million, or 74%, largely due to a $9.1 million decline in REO referral commissions which are retained by NRZ effective with the New RMSR Agreements, and a $7.1 million unfavorable net change in the fair value of reverse mortgages and the related financing liability due to higher interest rates reducing portfolio life. Also, CRL premium revenue declined $1.7 million consistent with the decline in the number of foreclosed real estate properties in the servicing portfolio, and loan origination fees were lower on lower lending segment production volumes as a result of our strategic decisions to exit the forward lending correspondent and wholesale channels.
MSR valuation adjustments, net, decreased $8.5 million, or 20%, as compared to the second quarter of 2017, primarily due to a net $5.0 million favorable change in valuation assumptions related to our non-Agency MSRs.
Excluding MSR valuation adjustments, net, expenses were $66.4 million, or 28%, lower as compared to the second quarter of 2017.
Compensation and benefits expense for the second quarter of 2018 declined $20.6 million, or 23%, as average headcount declined by 24%, including a 31% reduction in U.S.-based headcount, consistent with our continuing efforts to reduce costs and our strategic decisions to exit the ACS business and the forward lending correspondent and wholesale channels. Headcount in our Servicing business declined by 19%, including a 16% reduction in the U.S., in line with reductions in our residential servicing portfolio and expiration of the HAMP modification program.
Professional services expense was $33.0 million, or 50%, lower in the second quarter of 2018 as compared to the second quarter of 2017 primarily due to a $30.4 million decline in legal expenses largely attributed to an increase in the accrual for a securities class action matter during the second quarter of 2017, which we subsequently settled. Professional services expense for the second quarter of 2018 includes $2.0 million of fees related to the PHH Merger Agreement.
Servicing and origination expense decreased $7.4 million, or 21%, as compared to the second quarter of 2017 primarily due to a $4.5 million reduction in losses related to non-recoverable advances and receivables, a $1.1 million decline in CRL reinsurance commission expense due to the decline in foreclosed real estate properties, and a general decline in other expenses that was primarily driven by reductions in our servicing portfolio and loan production volume.
Interest expense for the second quarter of 2018 declined $3.6 million, or 4%, as compared to the second quarter of 2017, primarily because of a $5.0 million decrease in interest on match funded liabilities, consistent with the decline in servicing advances, and a $1.9 million decrease in interest on borrowings under our mortgage loan warehouse facilities. These declines were offset in part by a $2.9 million increase in interest expense on the NRZ financing liabilities, which we account for at fair value.
Six Months Ended June 30, 2018 versus 2017
Servicing and subservicing fees declined $83.9 million, or 16%, in the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to portfolio runoff and a reduction in completed modifications. The average UPB and loan count in our residential portfolio declined 14% and 12%, respectively, as compared to the six months ended June 30, 2017.
The $28.4 million, or 53% decline in Other revenue as compared to the six months ended June 30, 2017 is primarily due to a $17.7 million decline in REO referral commissions, a $3.5 million decline in CRL premiums and a $3.5 million unfavorable net change in the fair value of reverse mortgages and the related financing liability. Loan origination fees also declined on lower correspondent and wholesale loan production.
MSR valuation adjustments, net, decreased $31.8 million, or 39%, as compared to the six months ended June 30, 2017, primarily driven by the favorable impact of an increase in interest rates on the fair value of our Agency MSRs and a net favorable change in valuation assumptions related to our non-Agency MSRs.
Excluding MSR valuation adjustments, net, expenses were $112.9 million, or 24%, lower as compared to the six months ended June 30, 2017.
Compensation and benefits expense for the six months ended June 30, 2018 declined $34.3 million, or 19%, as average headcount declined by 23%, including a 28% reduction in U.S.-based headcount. Headcount in our Servicing business declined by 20%, including a 16% reduction in the U.S. The reduction in Compensation and benefits expense resulting from the decline in headcount was offset in part by the recognition of $7.4 million of related severance expense in the six months ended June 30, 2018.
Professional services expense was $37.1 million, or 35%, lower for the six months ended June 30, 2018 as compared to same period of 2017 primarily due to a $36.2 million decline in legal expenses and a $4.9 million decrease in monitor expenses, offset in part by $4.9 million of fees related to the PHH Merger Agreement and $2.1 million of fees incurred during the six months ended June 30, 2018 in connection with our conversion of NRZ’s Rights to MSRs to fully-owned MSRs. The CA Auditor appointment was terminated in February 2017 and the NY Operations Monitor appointment was terminated in April 2017. We are not currently incurring any expenses related to regulatory monitors.
Servicing and origination expense decreased $16.1 million, or 21%, as compared to the six months ended June 30, 2017 primarily due to a $7.5 million decrease in the government-insured claim loss provisions due to a decline in claims, a $2.7 million reduction in losses related to non-recoverable advances and receivables, a $2.4 million reduction in CRL reinsurance commissions and a general decline in other expenses resulting from the declines in our servicing portfolio and loan production volume.
Declines of $8.8 million and $4.9 million in Occupancy and equipment and Technology and communication expenses, respectively, as compared to the six months ended June 30, 2017, are largely a result of the decline in the size of our servicing portfolio and our cost reduction efforts that include bringing technology services in-house and closing and consolidating certain facilities.
The $11.8 million, or 50%, decrease in Other expenses as compared to the six months ended June 30, 2017 is due in large part to a $5.5 million decline in the provision for losses on ACS automotive dealer financing notes as a result of the $6.1 million provision we recognized in the first quarter of 2017; we largely exited the ACS business in January 2018, and a $3.0 million reduction in advertising expenses as a result of exiting the forward lending correspondent and wholesale channels.
Interest expense for the six months ended June 30, 2018 declined $36.9 million, or 22%, as compared to the same period of 2017 primarily because of a $25.2 million decline in interest expense on the NRZ financing liabilities and an $8.3 million decrease in interest on match funded liabilities. The decline related to the NRZ financing liabilities was due to runoff of the NRZ servicing portfolio and $8.6 million of net favorable fair value adjustments primarily attributed to initial fair value gain related to the $279.6 million lump-sum upfront payment we received in January 2018 in accordance with the terms of the New RMSR Agreements.
Although we incurred a pre-tax loss of $23.4 million for the six months ended June 30, 2018, we recorded income tax expense of $3.7 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. Income tax expense for the six months ended June 30, 2018 includes additional expense related to the Tax Act that was partially offset by a reduction in expense related to the tax effects of intra-entity asset transfers that is no longer recognized effective with our adoption of ASU 2016-16 on January 1, 2018. Income tax expense related to uncertain tax positions declined in the six months ended June 30, 2018 as compared to the same period of 2017. The overall effective tax rate for the six months ended June 30, 2018 and 2017 is (15.8)% and (6.9)%, respectively.

Financial Condition Summary	June 30, 2018	December 31, 2017	% Change
Cash	$228,412	$259,655	(12)%
Mortgage servicing rights	1,043,995	1,008,844	3
Advances and match funded assets	1,167,713	1,389,150	(16)
Loans held for sale	209,453	238,358	(12)
Loans held for investment, at fair value	5,143,758	4,715,831	9
Other	626,865	791,326	(21)
Total assets	$8,420,196	$8,403,164	—%

Total Assets by Segment
Servicing	$2,851,910	$3,033,243	(6)%
Lending	5,242,716	4,945,456	6
Corporate Items and Other	325,570	424,465	(23)
	$8,420,196	$8,403,164	—%

HMBS-related borrowings, at fair value	$5,040,983	$4,601,556	10%
Other financing liabilities	747,503	593,518	26
Match funded liabilities	750,694	998,618	(25)
SSTL and other secured borrowings, net	340,418	545,850	(38)
Senior notes, net	347,612	347,338	—
Other	591,803	769,410	(23)
Total liabilities	$7,819,013	$7,856,290	—

Total Ocwen stockholders’ equity	600,024	545,040	10
Non-controlling interest in subsidiaries	1,159	1,834	(37)
Total equity	601,183	546,874	10
Total liabilities and equity	$8,420,196	$8,403,164	—%

Total Liabilities by Segment
Servicing	$1,987,064	$2,233,431	(11)%
Lending	5,161,554	4,861,928	6
Corporate Items and Other	670,395	760,931	(12)
	$7,819,013	$7,856,290	—%

Changes in the composition and balance of our assets and liabilities during the six months ended June 30, 2018 are principally attributable to Loans held for investment and Financing liabilities, which increased because of our reverse mortgage securitizations which are accounted for as secured financings. Match funded liabilities declined consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity increased as a result of the effect of our fair value election for MSRs previously accounted for using the amortization method less the net loss recognized for the six months ended June 30, 2018. Our fair value election for these MSRs resulted in an $82.0 million increase in retained earnings recorded as of January 1, 2018 to reflect the excess of the fair value of the MSRs over their carrying amount on the election date.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment.

Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as ancillary fees, including late fees, HAMP fees, REO referral commissions, float earnings and Speedpay® fees relating to owned MSRs. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. We typically earn these fees either as a percentage of UPB or on a per loan basis. Per loan fees typically vary based on delinquency status. As of June 30, 2018, we serviced 1.1 million loans with an aggregate UPB of $167.1 billion.
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
We recognize the proceeds received in connection with Rights to MSRs transactions as a secured borrowing that we elected to account for at fair value. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs is determined using the mid-point of the range of prices provided by third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR. Since we have elected fair value for our portfolio of non-Agency MSRs, future fair value changes in the Financing Liability - MSRs Pledged will be partially offset by changes in the fair value of the related MSRs. See Note 8 — Rights to MSRs for additional information.
Third-Party Servicer Ratings
Like other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s, S&P and Fitch. Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses, and downgrades in these ratings could adversely impact them.
The following table summarizes our key ratings by these rating agencies:

	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3-	Average	RPS3-
Residential Subprime Servicer	SQ3-	Average	RPS3-
Residential Special Servicer	SQ3-	Average	RSS3-
Residential Second/Subordinate Lien Servicer	SQ3-	Average	RPS3-
Residential Home Equity Servicer	—	—	RPS3-
Residential Alt-A Servicer	—	—	RPS3-
Master Servicing	SQ3	Average	RMS3-
Ratings Outlook (1)	N/A	Stable	Stable

Date of last action	April 24, 2017	February 26, 2018	April 25, 2017

(1)	Moody’s placed the servicer ratings on Watch for Downgrade on April 24, 2017.

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue
Servicing and subservicing fees
Residential	$221,322	$254,296	(13)%	$442,225	$524,846	(16)%
Commercial	1,506	1,641	(8)	3,251	3,896	(17)
	222,828	255,937	(13)	445,476	528,742	(16)
Gain on loans held for sale, net	5,589	4,545	23	6,581	4,713	40
Other	2,092	11,302	(81)	4,548	22,347	(80)
Total revenue	230,509	271,784	(15)	456,605	555,802	(18)

Expenses
Compensation and benefits	34,058	40,244	(15)	71,235	81,366	(12)
Servicing and origination	24,376	29,488	(17)	52,420	63,966	(18)
MSR valuation adjustments, net	33,043	41,498	(20)	50,018	81,879	(39)
Professional services	7,367	15,045	(51)	24,817	34,928	(29)
Technology and communications	10,048	11,536	(13)	20,988	23,809	(12)
Occupancy and equipment	9,770	11,985	(18)	19,860	24,333	(18)
Corporate overhead allocations	46,462	52,328	(11)	96,866	109,134	(11)
Other	1,764	(196)	n/m	1,780	(573)	(411)
Total expenses	166,888	201,928	(17)	337,984	418,842	(19)

Other income (expense)
Interest income	1,466	174	743	1,894	261	626
Interest expense	(62,675)	(63,903)	(2)	(97,193)	(131,254)	(26)
Gain on sale of mortgage servicing rights, net	77	1,033	(93)	1,036	1,320	(22)
Other, net	(403)	2,058	(120)	(1,790)	5,060	(135)
Total other expense, net	(61,535)	(60,638)	1	(96,053)	(124,613)	(23)

Income before income taxes	$2,086	$9,218	(77)%	$22,568	$12,347	83%
n/m: not meaningful

The following tables provide selected operating statistics:

At June 30,	2018	2017	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$153,223,657	$176,157,476	(13)%
Non-performing loans	11,290,071	14,974,130	(25)
Non-performing real estate	2,613,286	3,666,818	(29)
Total	$167,127,014	$194,798,424	(14)%

Conventional loans (2)	$45,194,057	$55,970,874	(19)%
Government-insured loans	20,314,542	22,313,551	(9)
Non-Agency loans	101,618,415	116,513,999	(13)
Total	$167,127,014	$194,798,424	(14)%

Percent of total UPB:
Servicing portfolio	42%	42%	—%
Subservicing portfolio	1	2	(50)
NRZ (3)	57	56	2
Non-performing residential assets serviced	8	10	(20)

Number:
Performing loans (1)	1,076,410	1,215,834	(11)%
Non-performing loans	56,569	75,421	(25)
Non-performing real estate	13,110	18,855	(30)
Total	1,146,089	1,310,110	(13)%

Conventional loans (2)	276,394	331,336	(17)%
Government-insured loans	148,723	163,509	(9)
Non-Agency loans	720,972	815,265	(12)
Total	1,146,089	1,310,110	(13)%

Percent of total number:
Servicing portfolio	40%	40%	—%
Subservicing portfolio	1	2	(50)
NRZ (3)	59	58	2
Non-performing residential assets serviced	6	7	(14)

	Three Months			Six Months
Periods ended June 30,	2018	2017	% Change	2018	2017	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$72,028,123	$82,678,931	(13)%	$73,234,657	$83,467,579	(12)%
Subservicing portfolio	1,624,284	4,140,396	(61)	1,738,018	4,192,076	(59)
NRZ (3)	96,553,022	111,981,031	(14)	98,299,462	114,624,705	(14)
Total	$170,205,429	$198,800,358	(14)%	$173,272,137	$202,284,360	(14)%

Prepayment speed (average CPR)	14%	15%	(7)%	14%	14%	—%
% Voluntary	81	80	1	82	80	3
% Involuntary	19	20	(5)	18	20	(10)
% CPR due to principal modification	1	1	—	1	1	—

Average number:
Servicing portfolio	464,130	526,279	(12)%	471,639	531,279	(11)%
Subservicing portfolio	16,508	30,600	(46)	17,608	30,664	(43)
NRZ (3)	684,802	775,836	(12)	695,266	791,692	(12)
	1,165,440	1,332,715	(13)%	1,184,513	1,353,635	(12)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$55,468	$65,362	(15)%	$114,159	$133,216	(14)%
Subservicing	872	1,964	(56)	1,786	4,033	(56)
NRZ	126,712	143,612	(12)	253,729	290,923	(13)
	183,052	210,938	(13)	369,674	428,172	(14)
Late charges	15,236	15,534	(2)	29,744	32,243	(8)
Custodial accounts (float earnings)	8,575	5,868	46	15,806	10,647	48
Loan collection fees	4,757	5,926	(20)	9,759	12,235	(20)
HAMP fees	4,153	10,489	(60)	8,257	31,459	(74)
Other	5,549	5,541	—	8,985	10,090	(11)
	$221,322	$254,296	(13)%	$442,225	$524,846	(16)%

	Three Months			Six Months
Periods ended June 30,	2018	2017	% Change	2018	2017	% Change
Interest Expense on NRZ Financing Liability (4)
Servicing fees collected on behalf of NRZ	$126,712	$143,612	(12)%	$253,729	$290,923	(13)%
Less: Subservicing fee retained by Ocwen	34,444	78,794	(56)	68,661	157,947	(57)
Net servicing fees remitted to NRZ	92,268	64,818	42	185,068	132,976	39
Less: Reduction (increase) in financing liability
Changes in fair value
Original Rights to MSRs Agreements	(8,897)	—	n/m	(8,782)	—	n/m
2017 Agreements and New RMSR Agreements	828	—	n/m	17,424	—	n/m
Runoff, settlements and other	48,847	16,194	202	101,887	33,193	207
	$51,490	$48,624	6%	$74,539	$99,783	(25)%

Number of Completed Modifications
HAMP	314	2,681	(88)%	671	11,629	(94)%
Non-HAMP	10,438	8,348	25	21,679	17,795	22
Total	10,752	11,029	(3)%	22,350	29,424	(24)%

Financing Costs
Average balance of advances and match funded advances	$1,220,650	$1,539,991	(21)%	$1,266,534	$1,594,019	(21)%
Average borrowings
Match funded liabilities	745,983	1,145,567	(35)	779,792	1,194,100	(35)
Financing liabilities	775,241	544,467	42	780,452	556,261	40
Other secured borrowings	—	23,508	(100)	2,735	24,318	(89)
Interest expense on borrowings
Match funded liabilities	7,714	12,092	(36)	16,094	24,819	(35)
Financing liabilities	53,084	50,363	5	77,365	103,262	(25)
Other secured borrowings	422	441	(4)	901	857	5
Effective average interest rate
Match funded liabilities	4.14%	4.22%	(2)	4.13%	4.16%	(1)
Financing liabilities (4)	27.39	37.00	(26)	19.83	37.13	(47)
Other secured borrowings	—	7.50	(100)	65.89	7.05	835
Facility costs included in interest expense	$1,475	$1,657	(11)	$3,002	$3,419	(12)
Average 1ML	1.97%	1.06%	86	1.81%	0.92%	97

	Three Months			Six Months
Periods ended June 30,	2018	2017	% Change	2018	2017	% Change
Average Employment
India and other	4,189	5,237	(20)%	4,297	5,412	(21)%
U.S.	1,019	1,220	(16)	1,041	1,236	(16)
Total	5,208	6,457	(19)%	5,338	6,648	(20)%

Collections on loans serviced for others	$8,119,361	$9,586,497	(15)%	$15,915,562	$18,867,034	(16)%
n/m: not meaningful

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 125,824 and 151,554 prime loans with a UPB of $21.7 billion and $27.3 billion at June 30, 2018 and June 30, 2017, respectively, which we service or subservice.

(3)	Loans serviced by Ocwen for which the Rights to MSRs have been sold to NRZ, including loans that have been converted to fully-owned MSRs.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 29.49% and 43.25% for the three months ended June 30, 2018 and 2017, respectively, and 21.27% and 43.45% for the six months ended June 30, 2018 and 2017, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2018	2017	2018	2017
Portfolio at January 1	$179,352,554	$209,092,130	1,221,695	1,393,766
Additions	546,619	1,403,213	2,694	6,675
Sales	(3,292)	(52,162)	(39)	(260)
Servicing transfers	(302,120)	(220,169)	(1,840)	(1,253)
Runoff	(6,204,885)	(7,853,998)	(36,598)	(44,972)
Portfolio at March 31	$173,388,876	$202,369,014	1,185,912	1,353,956
Additions	655,943	1,152,541	2,906	5,434
Sales	(6,459)	(82,571)	(43)	(410)
Servicing transfers	(218,871)	(484,530)	(2,467)	(2,015)
Runoff	(6,692,475)	(8,156,030)	(40,219)	(46,855)
Portfolio at June 30	$167,127,014	$194,798,424	1,146,089	1,310,110
The key drivers of our servicing segment operating results for the three and six months ended June 30, 2018, as compared to the same periods of 2017, are portfolio runoff and expiration of the HAMP modification program.
Three Months Ended June 30, 2018 versus 2017
Servicing and subservicing fee revenue declined by $33.1 million, or 13%, compared to the second quarter of 2017 as the average UPB and loan count in our residential portfolio declined by 14% and 13%, respectively, due to portfolio runoff. Other revenue declined $9.2 million, or 81%, due to a $9.1 million decline in REO referral commissions. Effective January 18, 2018, NRZ is entitled to receive certain REO-related income including REO referral commissions.
Completed loan modifications decreased 3%, including an 88% decline in HAMP modifications, as compared to the second quarter of 2017. Revenue recognized in connection with loan modifications, including both servicer incentives and contractual servicing fees, declined to $16.6 million for the second quarter of 2018 as compared to $25.1 million for the second quarter of 2017, a decline of 34%, largely due to lower incentives associated with the expiration of the HAMP program.
MSR valuation adjustments, net, decreased $8.5 million, or 20%, compared to the second quarter of 2017 primarily driven by a net $5.0 million favorable change in assumptions related to the valuation of our non-Agency MSRs.

Expenses, excluding MSR valuation adjustments, net, were $26.6 million, or 17%, lower as compared to the second quarter of 2017. Compensation and benefits, Occupancy and equipment, and Technology and communications expenses declined principally as a result of headcount reductions and other cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio. Total average headcount of the Servicing segment decreased 19% as compared to the second quarter of 2017. Professional services expense declined $7.7 million, or 51%, primarily due to a $6.9 million decline in legal expenses.
Servicing and origination expense declined $5.1 million, or 17%, as compared to the second quarter of 2017 primarily due to a $3.9 million reduction in losses related to non-recoverable advances and receivables.
Interest expense declined by $1.2 million, or 2%, compared to the second quarter of 2017. The $4.4 million decrease in interest on match funded liabilities, consistent with the decline in servicing advances, was offset by a $2.9 million increase in interest expense on the fair value elected NRZ financing liabilities. Net unfavorable fair value adjustments of $8.1 million which primarily related to the Original Rights to MSRs Agreements and which increased the NRZ financing liability, and interest expense, were offset by the 14% decline in the average UPB of the NRZ servicing portfolio due to runoff which reduced interest expense.
Six Months Ended June 30, 2018 versus 2017
Servicing and subservicing fee revenue declined by $83.3 million, or 16%, as the average UPB and loan count in our residential servicing and subservicing portfolio declined by 14% and 12%, respectively, due to portfolio runoff. Revenue recognized in connection with loan modifications declined to $32.6 million for the six months ended June 30, 2018 as compared to $64.3 million for the same period in 2017 due primarily to the expiration of the HAMP program. Other revenue declined $17.8 million, or 80%, due to a $17.7 million decline in REO referral commissions retained by NRZ effective with the New RMSR Agreements.
MSR valuation adjustments, net, decreased $31.9 million, or 39%, compared to the six months ended June 30, 2017 primarily driven by the favorable impact of an increase in interest rates on the fair value of our Agency MSRs and the net favorable change in valuation assumptions related to our non-Agency MSRs.
Expenses, excluding MSR valuation adjustments, net, were $49.0 million, or 15%, lower as compared to the six months ended June 30, 2017. Declines in Compensation and benefits, Occupancy and equipment, and Technology and communications expenses reflect a 20% reduction in average headcount and the effects of other cost improvements. The $10.1 million, or 29% decline in Professional services expense is due to a $12.2 million decline in legal expenses offset by $2.1 million of fees incurred during the six months ended June 30, 2018 in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs.
Servicing and origination expense declined $11.5 million, or 18%, as compared to the six months ended June 30, 2017 primarily due to a $7.5 million decrease in government-insured claim loss provisions due to a decline in the volume of claims and a $1.4 million reduction in losses related to non-recoverable advances and receivables.
Interest expense declined by $34.1 million, or 26%, compared to the six months ended June 30, 2017 primarily due to a $25.2 million decline in interest expense on the fair value elected NRZ financing liabilities. Net favorable fair value adjustments reduced the NRZ financing liability, and interest expense, by $8.6 million and were primarily driven by the initial fair value gain attributable to the $279.6 million lump-sum upfront payment received in the first quarter of 2018 in connection with the New RMSR Agreements. A decline in the average UPB of the NRZ servicing portfolio due to runoff also contributed to the decline in interest expense. Interest on match funded liabilities decreased by $8.7 million, consistent with the decline in servicing advances.
Lending
Our lending business is focused on our retail forward lending channel, primarily through retail lending recapture, and on our reverse mortgage business.
Given the 2017 strategic shift in our forward lending activities, our efforts are principally focused on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (i.e., portfolio recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. Under the terms of the 2017 Agreements and New RMSR Agreements, to the extent we refinance a loan underlying the MSRs subject to these agreements, we are obligated to transfer such recaptured MSR to NRZ under the terms of a separate subservicing agreement.
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

The following table presents the results of operations of our Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$5,914	$9,261	(36)%	$13,847	$20,621	(33)%
Reverse loans	12,890	14,430	(11)	23,765	25,728	(8)
	18,804	23,691	(21)	37,612	46,349	(19)
Other	198	9,085	(98)	10,585	17,173	(38)
Total revenue	19,002	32,776	(42)	48,197	63,522	(24)

Expenses
Compensation and benefits	10,225	20,027	(49)	22,180	38,992	(43)
Servicing and origination	3,650	4,825	(24)	7,695	9,086	(15)
Occupancy and equipment	1,607	1,548	4	2,412	2,697	(11)
Technology and communications	439	569	(23)	836	1,349	(38)
Professional services	330	641	(49)	695	983	(29)
MSR valuation adjustments, net	75	70	7	229	141	62
Corporate overhead allocations	605	918	(34)	1,619	1,901	(15)
Other	854	4,288	(80)	2,415	7,068	(66)
Total expenses	17,785	32,886	(46)	38,081	62,217	(39)

Other income (expense)
Interest income	1,360	3,007	(55)	2,852	5,754	(50)
Interest expense	(1,472)	(3,383)	(56)	(3,417)	(6,667)	(49)
Other, net	294	(128)	(330)	620	103	502
Total other income (expense), net	182	(504)	(136)	55	(810)	(107)

Income (loss) before income taxes	$1,399	$(614)	(328)%	$10,171	$495	n/m
n/m: not meaningful

The following table provides selected operating statistics for our Lending segment:

	June 30,
	2018	2017	% Change
Short-term loan funding commitments
Forward loans	$85,191	$207,336	(59)%
Reverse loans	21,227	38,212	(44)

Future draw commitment (UPB) (1)	1,458,689	1,320,422	10%

Future Value (2)	75,314	66,669	13%

Periods ended June 30,	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Loan Production by Channel
Forward loans
Correspondent	$—	$159,560	(100)%	$408	$456,804	(100)%
Wholesale	—	355,560	(100)	1,750	717,449	(100)
Retail	216,432	184,376	17	430,037	365,776	18
	$216,432	$699,496	(69)%	$432,195	$1,540,029	(72)%

% HARP production	7%	6%	17%	9%	6%	50%
% Purchase production	—	41	(100)	—	37	(100)
% Refinance production	100	59	69	100	63	59

Reverse loans
Correspondent	$92,195	$145,691	(37)%	$184,050	$309,239	(40)%
Wholesale	44,620	86,400	(48)	97,672	165,953	(41)
Retail	16,737	43,357	(61)	35,683	73,332	(51)
	$153,552	$275,448	(44)%	$317,405	$548,524	(42)%

Average Employment
U.S.	371	772	(52)%	401	763	(47)%
India and other	123	278	(56)	130	260	(50)
Total	494	1,050	(53)%	531	1,023	(48)%

(1)	We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws. We recognize this Future Value over time as future draws are securitized or sold.

(2)
Future Value represents the net present value of estimated future cash flows of the loans and projected performance assumptions based on historical experience and industry benchmarks discounted at 12%.

Our Lending segment results for the three and six months ended June 30, 2018, as compared to the same periods of 2017, were primarily driven by our strategic decisions to exit the forward lending correspondent and wholesale channels and the related impacts on loan production, revenue and expenses. Average headcount decreased in line with lower production and the focus on our retail channel, resulting in lower Compensation and benefits expense. Changes to the HECM program principal limit factors for originations after October 1, 2017 continue to negatively impact industry, and Liberty, originations. According to the HUD HECM Endorsement Summary Report, industry endorsements for the three and six months ended June 30, 2018 and 2017 totaled 9,539 and 39,377, and 14,723 and 41,553, declining 35% and 5%, respectively.
Three Months Ended June 30, 2018 versus 2017
Total revenue decreased by $13.8 million, or 42%, in the second quarter of 2018 primarily due to the $605.0 million, or 62%, decrease in total loan production. Our exit from the forward lending correspondent and wholesale channels, while resulting in a 69% decline in forward loan production as compared to the second quarter of 2017, resulted in a 36% reduction in gain on loans held for sale as volume in our higher-margin retail channel increased. In our reverse lending business, gain on loans held for sale declined on lower production across all channels driven in part by the HECM program changes offset by improved margins. Other revenue decreased primarily because of a decrease in the excess of changes in the fair value of our HECM loans held for investment over changes in the fair value of the HMBS financing liability due to higher interest rates reducing portfolio life, as a well as a decline in origination fees due to lower lending segment volumes.
Total expenses decreased $15.1 million, or 46%, as compared to the second quarter of 2017. Compensation and benefits expense decreased $9.8 million, or 49%, due to a reduction in headcount and a decline in commissions on lower forward lending origination volume driven by our exit of the correspondent and wholesale channels. Total average headcount of the Lending segment decreased 53% as compared to the second quarter of 2017, reflecting the strategic shift in our forward lending activities and lower origination volume in the reverse lending channels. Other expenses declined $3.4 million primarily due to a $2.5 million decrease in advertising expense.
Interest income and expense both declined in the second quarter of 2018, consistent with lower origination volume.
Six Months Ended June 30, 2018 versus 2017
Total revenue for the six months ended June 30, 2018 decreased $15.3 million, or 24%, as total loan production dropped $1.3 billion, or 64%, driven primarily by our exit from the forward lending correspondent and wholesale channels. The resulting decline in forward lending gain on loans held for sale was offset in part by higher production and margins in our retail channel. Reverse lending gain on loans held for sale declined due to lower production for all channels, offset in large part by higher margins. Other revenue declined due to a reduction in the net change in the fair value of reverse loans and the related financing liabilities and a decline in origination fees due to lower lending segment volumes.
Total expenses for the six months ended June 30, 2018 decreased $24.1 million, or 39%. The $16.8 million, or 43% decrease in Compensation and benefits expense is due to a 48% decrease in headcount and a decline in commissions resulting from the reduction in lending segment production. The $4.7 million decline in Other expenses is primarily attributed to a $2.9 million decline in advertising expense and a $1.2 million decline in the provision for indemnification.
The decline in interest income and expense as compared to the six months ended June 30, 2017 is primarily the result of the overall decline in loan production.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of CRL, ACS and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, interest expense on corporate debt and certain corporate expenses. Our cash balances are included in Corporate Items and Other.
Certain expenses incurred by corporate support services are allocated to the Servicing and Lending segments.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2018	2017	% Change	2018	2017	% Change
Revenue
Premiums (CRL)	$4,307	$5,969	(28)%	$8,911	$12,372	(28)%
Other	(237)	771	(131)	125	1,468	(91)
Total revenue	4,070	6,740	(40)	9,036	13,840	(35)

Expenses
Compensation and benefits	25,555	30,140	(15)	54,498	61,854	(12)
Professional services	24,692	49,719	(50)	44,647	71,323	(37)
Technology and communications	13,419	12,149	10	24,885	26,443	(6)
Occupancy and equipment	1,482	2,947	(50)	3,201	7,199	(56)
Servicing and origination	250	1,332	(81)	(421)	2,763	(115)
Other	2,646	2,625	1	7,761	17,257	(55)
Total expenses before corporate overhead allocations	68,044	98,912	(31)	134,571	186,839	(28)
Corporate overhead allocations
Servicing segment	(46,462)	(52,328)	(11)	(96,866)	(109,134)	(11)
Lending segment	(605)	(918)	(34)	(1,619)	(1,901)	(15)
Total expenses	20,977	45,666	(54)	36,086	75,804	(52)

Other income (expense), net
Interest income	529	1,058	(50)	1,309	1,987	(34)
Interest expense	(13,356)	(13,842)	(4)	(27,703)	(27,269)	2
Other	(2,156)	1,498	(244)	(2,735)	2,298	(219)
Total other expense, net	(14,983)	(11,286)	33	(29,129)	(22,984)	27

Loss before income taxes	$(31,890)	$(50,212)	(36)%	$(56,179)	$(84,948)	(34)%
Three Months Ended June 30, 2018 versus 2017
The 28% decrease in CRL premium revenue as compared to the three months ended June 30, 2017 is primarily driven by a 30% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations declined $30.9 million, or 31%, as compared to the second quarter of 2017.
The $25.0 million, or 50%, decline in Professional services primarily reflects a $23.5 million decrease in legal fees and settlements, offset by $2.0 million of costs related to the PHH Merger Agreement. Legal expenses for the second quarter of 2017 included an increase in the accrual for a securities class action matter, which we subsequently settled. The $4.6 million, or 15%, reduction in Compensation and benefits expense primarily resulted from a 26% decline in average headcount offset in part by the recognition of certain one-time costs related to the departure of senior executives. Servicing and origination expense declined $1.1 million due to a decrease in reinsurance commissions incurred by CRL that was due to the decline in foreclosed real estate properties.
Six Months Ended June 30, 2018 versus 2017
CRL premium revenue decreased 28% as compared to the six months ended June 30, 2017 due to a 29% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations declined $52.3 million, or 28%, as compared to the six months ended June 30, 2017.

Professional services expense declined $26.7 million, or 37%, as compared to the six months ended June 30, 2017 primarily due to a $24.0 million decrease in legal fees and settlements. A $4.9 million decrease in monitor expenses, due to the termination of the CA Auditor and NY Operations Monitor engagements in 2017, was offset by $4.9 million of costs incurred during the six months ended June 30, 2018 related to the PHH Merger Agreement.
Declines in Compensation and benefits and Occupancy and equipment are primarily attributable to headcount reductions and other actions we have taken to reduce our costs, including closing and consolidating certain facilities, and our exit from the ACS business. A 22% decline in average headcount drove the $7.4 million, or 12% reduction, in Compensation and benefits expense as compared to the six months ended June 30, 2017. Lower salaries and benefits attributed to the reduction in headcount was offset in part by the recognition of $7.3 million of related severance expense during the six months ended June 30, 2018. The $3.2 million decrease in Servicing and origination expense is the result of lower reinsurance commissions incurred by CRL during the six months ended June 30, 2018.
Other expense for the six months ended June 30, 2017 includes a $5.2 million provision for losses on ACS automotive dealer financing notes.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2018, our cash position was $228.4 million compared to $259.7 million at December 31, 2017. We invest cash in excess of our immediate operating needs primarily in money market deposit accounts. Our main priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing revolving lines of credit in order to reduce interest expense, (3) reducing corporate leverage and (4) expanding into similar or complementary businesses that meet our return on capital requirements.
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
Advances and match funded advances comprised 14% of total assets at June 30, 2018. Our borrowings under our advance financing facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts.
The available borrowing capacity under our advance financing facilities has increased by $108.3 million to $259.3 million at June 30, 2018. While we reduced our maximum borrowing capacity by $115.0 million to better align with our anticipated future usage, the $223.3 million decline in outstanding borrowings drove the net increase in available capacity. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At June 30, 2018, $97.4 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. The loans are transferred at a discount, or haircut, which serves as the primary credit enhancement for the lender. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At June 30, 2018, we had maximum borrowing capacity under our warehouse facilities of $687.5 million. Of the borrowing capacity extended on a committed basis, $171.8 million was available at June 30, 2018, and $57.8 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged. $409.1 million of available uncommitted amounts at June 30, 2018 can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
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
Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, subject to our ability to reinvest such proceeds in our business within 270 days of receipt. During the second quarter of 2018, we voluntarily prepaid $50.0 million of the SSTL balance for the purpose of reducing interest costs.
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
As of June 30, 2018, the revolving periods of our advance financing facilities for variable funding notes with a total borrowing capacity of $195.0 million were scheduled to end during 2018, subject to renewal, replacement or extension. Borrowings of $0.6 million are outstanding on these notes at June 30, 2018. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective revolving period. Changes to our advance financing facilities subsequent to June 30, 2018 are disclosed below.
Our master repurchase and participation agreements for financing new loan originations generally have 364-day terms. At June 30, 2018, we had $75.8 million outstanding under these financing arrangements that mature in 2018.
Despite the heightened regulatory and public scrutiny we have faced, including regulatory actions and settlements, we continue to access both the private and public debt markets to fund our business operations. We believe that we will be able to renew, replace or extend our debt agreements to the extent necessary to finance our business before or as they become due, consistent with our historical experience.
We are actively engaged with our lenders and as a result, have successfully completed the following with respect to our current and anticipated financing needs:

•
Effective January 1, 2018, we reduced the borrowing capacity of the Series 2015-VF5 variable rate notes from $105.0 million to $70.0 million. Additionally, effective January 1, 2018, we converted the Series 2014-VF4 variable notes into a single class Series 2014-VF4 Note and reduced the maximum borrowing capacity from $105.0 million to $70.0 million. The prior senior and subordinate margins by class have been replaced by an all-in margin of 3.00%.

•	On January 23, 2018, we voluntarily terminated the Loan Series 2017-1 automotive dealer floor plan loan agreement pursuant to our exit of the ACS line of business.

•	On May 31, 2018, we extended to April 30, 2019 and May 31, 2019 the maturity of two warehouse facilities with a combined uncommitted borrowing capacity of $250.0 million.

•
Effective June 7, 2018, we reduced the borrowing capacity of the Series 2015-VF1 variable rate notes from $110.0 million to $65.0 million with interest computed based on the lender’s cost of funds plus a margin of 180 to 450 bps.

•
On July 13, 2018, we increased the borrowing capacity of the Series 2015-VF5 variable notes from $70.0 million to $225.0 million and extended the amortization date to December 15, 2019, with interest computed based on the lender’s cost of funds plus a margin of 105 to 250 bps. The increased capacity was used on July 16, 2018 to redeem the Series 2016-T1 fixed-rate term notes with an outstanding balance of $265.0 million and an amortization date of August 15, 2018. We also voluntarily terminated the Series 2014-VF4 variable note on such date, due to reductions in outstanding advances.

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
Pending Acquisition of PHH
As discussed above, on February 27, 2018, we entered into the Merger Agreement, pursuant to which PHH will become a wholly owned subsidiary of Ocwen. We expect our operations, financial position and cash flows to be significantly impacted following the closing of this transaction, which we are currently targeting to close in the third quarter of 2018. The merger consideration to be paid in the acquisition will be approximately $360.0 million and is expected to be funded by a combination of PHH’s cash on hand and Ocwen’s cash on hand. The portion to be funded by Ocwen’s cash on hand is currently estimated to be approximately $74.0 million, including payment of certain transaction expenses at closing, based on financial information provided by PHH and internal analysis. We also expect cash payments for integration costs and other transaction-related costs following the closing of the transaction.
Upon the closing of the transaction, Ocwen will also assume debt (at the subsidiary level) in the form of PHH’s outstanding senior unsecured notes. The aggregate principal amount of these notes is approximately $119.0 million, representing approximately $97.0 million of PHH’s 7.375% Senior Notes Due 2019 and approximately $22.0 million of PHH’s 6.375% Senior Notes Due 2021.
We have not recognized certain expenses that are contingent on completion of the acquisition. These expenses include financial advisory fees, certain legal fees and compensation expense related to PHH comprised of certain options, restricted stock units, restricted cash units and restricted shares issued by PHH for which vesting will accelerate. Most of these contingent expenses will be recognized in our consolidated financial statements in the period in which the acquisition occurs, with the remainder recognized thereafter. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of integration planning. These amounts may be material.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	June 19, 2018
S&P	B –	Negative	June 18, 2018
Fitch	B –	Negative	June 8, 2018
On June 18, 2018, S&P affirmed our long-term corporate rating of “B-” and a Negative Outlook. On June 19, 2018, Moody’s affirmed our long-term corporate rating at “Caa1” and a Negative Outlook. On June 8, 2018, Fitch affirmed the long-term issuer default rating of “B-” and the Negative Outlook. On June 25, 2018, Ocwen announced its decision not to renew its corporate rating by Fitch as part of our ongoing efforts to reduce costs. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Cash flows for the six months ended June 30, 2018
Our operating activities provided $196.6 million of cash largely due to $182.5 million of net collections of servicing advances. Net cash paid on loans held for sale was $37.6 million for the six months ended June 30, 2018.
Our investing activities used $266.2 million of cash. The primary uses of cash in our investing activities were net cash outflows in connection with our HECM reverse mortgages of $301.3 million. Cash inflows include net proceeds of $32.9 million in connection with the ACS business and the receipt of $5.0 million of net proceeds from sale of MSRs and related advances.
Our financing activities provided $23.2 million of cash. Cash inflows include $499.6 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $181.5 million. In January 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. Cash outflows include $247.9 million of net repayments on match funded liabilities as a result of advance recoveries, and $58.4 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $149.2 million.

Cash flows for the six months ended June 30, 2017
Our operating activities provided $282.6 million of cash largely due to $226.7 million of net collections of servicing advances. Net cash paid on loans held for sale during the six months ended June 30, 2017 was $26.2 million.
Our investing activities used $516.2 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $505.9 million, net cash outflows of $8.8 million in connection with the ACS business and additions to premises and equipment of $7.2 million. Cash inflows for the six months ended June 30, 2017 include the receipt of $5.2 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $230.3 million of cash. Cash inflows include $664.5 million received in connection with our reverse mortgage securitizations, less repayments on the related financing liability of $176.2 million. Cash outflows include $172.6 million of net repayments on match funded liabilities as a result of advance recoveries and $8.4 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $27.9 million.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2018, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the six months ended June 30, 2018, except that we terminated our match funded lending agreement to finance automotive dealer loans made by the ACS business and we reduced the borrowing capacity of certain match funded advance financing facilities. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
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
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	June 30, 2018	December 31, 2017
Loans held for sale	$209,453	$238,358
Loans held for investment	5,143,758	4,715,831
MSRs - recurring basis	1,043,995	671,962
MSRs - nonrecurring basis, net (1)	—	133,227
Derivative assets	4,998	5,429
Mortgage-backed securities	1,732	1,592
U.S. Treasury notes	1,560	1,567
Assets at fair value	$6,405,496	$5,767,966
As a percentage of total assets	76%	69%
Financing liabilities
HMBS-related borrowings	5,040,983	4,601,556
Financing liability - MSRs pledged	672,619	508,291
Total financing liabilities	5,713,602	5,109,847
Derivative liabilities	2,448	635
Liabilities at fair value	$5,716,050	$5,110,482
As a percentage of total liabilities	73%	65%
Assets at fair value using Level 3 inputs	$6,246,689	$5,548,764
As a percentage of assets at fair value	98%	96%
Liabilities at fair value using Level 3 inputs	$5,713,602	$5,109,847
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of MSRs previously accounted for using the amortization method, which were measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $24.8 million at December 31, 2017.

Assets at fair value using Level 3 inputs increased during the six months ended June 30, 2018 primarily due to reverse mortgage originations and the fair value election on our remaining portfolio of amortization method MSRs. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation and Amortization of MSRs
MSRs are assets that represent the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions or business combinations. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we elect to account for MSRs using either the amortization method or the fair value measurement method. For MSRs accounted for using the amortization measurement method, we assess servicing assets or liabilities for impairment or increased obligation based on fair value on a quarterly basis. We group our MSRs by stratum for impairment testing based on the predominant risk characteristics of the underlying mortgage loans. Historically, our strata had been defined as conventional loans (i.e. conforming to the underwriting standards of Fannie Mae or Freddie Mac), government-insured loans (insured by FHA or VA) and non-Agency loans (i.e. all private label primary and master serviced).
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
As a result of these evaluations, we recognized a full valuation allowance of $62.9 million on our U.S. deferred tax assets and $43.9 million on our USVI deferred tax assets. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change based on the profitability that we achieve.
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
Our management-level Credit and Market Risk Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. See Note 13 – Derivative Financial Instruments and Hedging Activities to the Unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.
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

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$104,857	$104,857	$99,627	$99,627
Loans held for sale, at fair value	153,906	153,906	214,262	214,262
Loans held for sale, at lower of cost or fair value (1)	55,547	55,547	24,096	24,096
Loans held for investment, at fair value	5,143,758	5,143,758	4,715,831	4,715,831
Automotive dealer financing notes (including match funded)	22	22	32,757	32,590
U.S. Treasury notes	1,560	1,560	1,567	1,567
Debt service accounts and interest-earning time deposits	25,972	25,972	38,465	38,465
Total rate-sensitive assets	$5,485,622	$5,485,622	$5,126,605	$5,126,438

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Liabilities:
Match funded liabilities	$750,694	$745,539	$998,618	$992,698
HMBS-related borrowings	5,040,983	5,040,983	4,601,556	4,601,556
Other secured borrowings (2)	340,418	347,107	545,850	555,523
Senior notes (2)	347,612	360,125	347,338	358,422
Total rate-sensitive liabilities	$6,479,707	$6,493,754	$6,493,362	$6,508,199

	June 30, 2018		December 31, 2017
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$375,000	$1,657	$375,000	$2,056
IRLCs	106,418	3,315	96,339	3,283
Forward MBS trades	198,433	(2,422)	240,823	(545)
Derivatives, net		$2,550		$4,794

(1)	Net of market valuation allowances and including non-performing loans.

(2)	Carrying values are net of unamortized debt issuance costs and discount.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2018, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2018 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$1,274	$(1,496)
Forward MBS trades	(1,323)	1,502
Total loans held for sale and related derivatives	(49)	6

Fair value MSRs (1)	(11,638)	(510)
MSRs, embedded in pipeline	(34)	64
Total fair value MSRs	(11,672)	(446)

Total, net	$(11,721)	$(440)

(1)	Primarily reflects the impact of market rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio.
Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in 1ML interest rates.
Based on June 30, 2018 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $10.7 million resulting from an increase of $19.5 million in annual interest income and an increase of $8.9 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $2.6 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2018.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2018 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
10.1*	Offer Letter, dated April 17, 2018, between Ocwen Financial Corporation and Glen Messina (3)
10.2*	Release and Restrictive Covenant Agreement, dated April 17, 2018, between Ocwen Financial Corporation and Ronald M. Faris (3)
10.3*	Separation Agreement and Full Release, dated May 29, 2018, between Ocwen Financial Corporation and Michael R. Bourque, Jr. (4)
10.4*	Ocwen Financial Corporation United States Basic Severance Plan (5)
10.5*	Ocwen Financial Corporation United States Change in Control Severance Plan (5)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*    Management contract or compensatory plan or agreement.

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 10-Q for the quarterly period ended June 30, 2017 filed with the SEC on August 3, 2017.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on February 19, 2016.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on April 19, 2018.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on May 29, 2018.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed with the SEC on July 2, 2018.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Catherine M. Dondzila

Senior Vice President and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)
Date: July 26, 2018