Form 10-Q
period 2018-09-30
OCWEN FINANCIAL CORP
filed 2018-11-06
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 31, 2018: 133,912,425 shares

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

•
our ability to successfully integrate PHH Corporation (PHH) and its business, and to realize the strategic objectives and other benefits of the acquisition at the time anticipated or at all, including our ability to integrate, maintain and enhance PHH’s servicing, subservicing and other business relationships, including its relationship with NRZ;

•	our ability to transition to the PHH servicing technology platform within the time and cost parameters anticipated and without significant disruptions to our customers and operations;

•	the loss of the services of our senior managers and our ability to execute effective chief executive and chief financial officer leadership transitions;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•	uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, GSEs, Ginnie Mae and trustees regarding loan put-backs, penalties and legal actions;

•
uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration (FHA) of the HUD or Department of Veterans Affairs (VA) ceasing to provide insurance;

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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets
Cash	$254,843	$259,655
Mortgage servicing rights ($999,282 and $671,962 carried at fair value)	999,282	1,008,844
Advances, net	166,024	211,793
Match funded assets (related to variable interest entities (VIEs))	935,080	1,177,357
Loans held for sale ($145,417 and $214,262 carried at fair value)	217,436	238,358
Loans held for investment, at fair value (amounts related to VIEs of $28,373 and $0)	5,307,560	4,715,831
Receivables, net	155,937	199,529
Premises and equipment, net	25,873	37,006
Other assets ($7,826 and $8,900 carried at fair value)(amounts related to VIEs of $19,954 and $27,359)	399,002	554,791
Total assets	$8,461,037	$8,403,164

Liabilities and Equity
Liabilities
HMBS-related borrowings, at fair value	$5,184,227	$4,601,556
Match funded liabilities (related to VIEs)	714,246	998,618
Other financing liabilities ($646,842 and $508,291 carried at fair value)(amounts related to VIEs of $26,643 and $0)	719,319	593,518
Other secured borrowings, net	345,425	545,850
Senior notes, net	347,749	347,338
Other liabilities ($2,567 and $635 carried at fair value)	589,327	769,410
Total liabilities	7,900,293	7,856,290

Commitments and Contingencies (Notes 19 and 20)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 133,912,425 and 131,484,058 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,339	1,315
Additional paid-in capital	553,443	547,057
Retained earnings (accumulated deficit)	5,909	(2,083)
Accumulated other comprehensive loss, net of income taxes	(1,135)	(1,249)
Total Ocwen stockholders’ equity	559,556	545,040
Non-controlling interest in subsidiaries	1,188	1,834
Total equity	560,744	546,874
Total liabilities and equity	$8,461,037	$8,403,164

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Servicing and subservicing fees	$213,730	$233,220	$658,095	$761,523
Gain on loans held for sale, net	16,942	25,777	61,135	76,976
Other	7,606	25,645	32,886	79,307
Total revenue	238,278	284,642	752,116	917,806

Expenses
Compensation and benefits	63,307	90,538	211,220	272,750
Professional services	40,662	38,417	110,821	145,651
MSR valuation adjustments, net	41,448	33,426	91,695	115,446
Servicing and origination	31,758	52,246	91,452	128,061
Technology and communications	20,597	27,929	67,306	79,530
Occupancy and equipment	11,896	15,340	37,369	49,569
Other	7,858	15,583	19,814	39,335
Total expenses	217,526	273,479	629,677	830,342

Other income (expense)
Interest income	3,963	4,099	10,018	12,101
Interest expense	(61,288)	(47,281)	(189,601)	(212,471)
Gain (loss) on sale of mortgage servicing rights, net	(733)	6,543	303	7,863
Other, net	(2,967)	(1,077)	(6,872)	6,384
Total other expense, net	(61,025)	(37,716)	(186,152)	(186,123)

Loss before income taxes	(40,273)	(26,553)	(63,713)	(98,659)
Income tax expense (benefit)	845	(20,418)	4,541	(15,465)
Net loss	(41,118)	(6,135)	(68,254)	(83,194)
Net income attributable to non-controlling interests	(29)	(117)	(176)	(289)
Net loss attributable to Ocwen stockholders	$(41,147)	$(6,252)	$(68,430)	$(83,483)

Loss per share attributable to Ocwen stockholders
Basic	$(0.31)	$(0.05)	$(0.51)	$(0.66)
Diluted	$(0.31)	$(0.05)	$(0.51)	$(0.66)

Weighted average common shares outstanding
Basic	133,912,425	128,744,152	133,632,905	125,797,777
Diluted	133,912,425	128,744,152	133,632,905	125,797,777

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(41,118)	$(6,135)	$(68,254)	$(83,194)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	36	45	114	157
Total other comprehensive income, net of income taxes	36	45	114	157

Comprehensive loss	(41,082)	(6,090)	(68,140)	(83,037)
Comprehensive income attributable to non-controlling interests	(29)	(117)	(176)	(289)
Comprehensive loss attributable to Ocwen stockholders	$(41,111)	$(6,207)	$(68,316)	$(83,326)

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2017	131,484,058	$1,315	$547,057	$(2,083)	$(1,249)	$1,834	$546,874
Net income (loss)	—	—	—	(68,430)	—	176	(68,254)
Issuance of common stock	1,875,000	19	5,700	—	—	—	5,719
Cumulative effect of fair value election - Mortgage servicing rights	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Capital distribution to non-controlling interest	—	—	—	—	—	(822)	(822)
Equity-based compensation and other	553,367	5	686	—	—	—	691
Other comprehensive income, net of income taxes	—	—	—	—	114	—	114
Balance at September 30, 2018	133,912,425	$1,339	$553,443	$5,909	$(1,135)	$1,188	$560,744

Balance at December 31, 2016	123,988,160	$1,240	$527,001	$126,167	$(1,450)	$2,325	$655,283
Net income (loss)	—	—	—	(83,483)	—	289	(83,194)
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-09	—	—	284	(284)	—	—	—
Issuance of common stock	6,075,510	61	13,852	—	—	—	13,913
Equity-based compensation and other	795,388	8	3,255	—	—	—	3,263
Other comprehensive income, net of income taxes	—	—	—	—	157	—	157
Balance at September 30, 2017	130,859,058	$1,309	$544,392	$42,400	$(1,293)	$2,614	$589,422

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(68,254)	$(83,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	91,695	115,446
Gain on sale of mortgage servicing rights, net	(303)	(7,863)
Provision for bad debts	40,269	57,274
Depreciation	18,199	20,430
Loss on write-off of fixed assets	—	6,834
Amortization of debt issuance costs	2,261	1,979
Equity-based compensation expense	1,244	4,489
Gain on valuation of financing liability	(11,323)	(27,024)
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(8,057)	(18,637)
Gain on loans held for sale, net	(24,265)	(39,542)
Origination and purchase of loans held for sale	(1,234,830)	(3,074,725)
Proceeds from sale and collections of loans held for sale	1,154,526	3,067,522
Changes in assets and liabilities:
Decrease in advances and match funded assets	243,831	285,066
Decrease in receivables and other assets, net	126,829	160,169
Decrease in other liabilities	(46,767)	(66,321)
Other, net	6,478	3,466
Net cash provided by operating activities	291,533	405,369

Cash flows from investing activities
Origination of loans held for investment	(711,035)	(961,642)
Principal payments received on loans held for investment	296,800	311,560
Purchase of mortgage servicing rights	(2,729)	(1,658)
Proceeds from sale of mortgage servicing rights	6,138	2,263
Proceeds from sale of advances	7,882	6,119
Issuance of automotive dealer financing notes	(19,642)	(129,471)
Collections of automotive dealer financing notes	52,598	119,389
Additions to premises and equipment	(7,326)	(7,365)
Other, net	5,446	1,480
Net cash used in investing activities	(371,868)	(659,325)

Cash flows from financing activities
Repayment of match funded liabilities, net	(284,372)	(252,981)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	2,211,606	5,810,591
Repayments of mortgage loan warehouse facilities and other secured borrowings	(2,585,286)	(6,016,169)
Proceeds from sale of mortgage servicing rights accounted for as a financing	279,586	54,601
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	728,745	981,730
Repayment of HMBS-related borrowings	(290,338)	(287,908)
Issuance of common stock	—	13,913
Capital distribution to non-controlling interest	(822)	—
Other, net	(991)	(2,321)
Net cash provided by financing activities	58,128	301,456

Net increase (decrease) in cash and restricted cash	(22,207)	47,500
Cash and restricted cash at beginning of year	302,560	302,398
Cash and restricted cash at end of period	$280,353	$349,898

Supplemental non-cash investing and financing activities
Initial consolidation of mortgage-backed securitization trusts (VIEs):
Loans held for investment	$28,373	$—
Other financing liabilities	26,643	—
Issuance of common stock in connection with litigation settlement	$5,719	$—

The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sums to the total of the same such amounts reported in the unaudited consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash	$254,843	$299,888
Restricted cash and equivalents included in Other assets:
Debt service accounts	22,454	38,753
Other restricted cash	3,056	11,257
Total cash and restricted cash reported in the statements of cash flows	$280,353	$349,898

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
We had a total of approximately 6,400 employees at September 30, 2018 of which approximately 4,300 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, more than 80% were engaged in supporting our loan servicing operations as of September 30, 2018.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Losses in prior years have significantly eroded stockholders’ equity and weakened our financial condition. In order to drive stronger financial performance, we are focusing our operations on mortgage servicing, on forward lending, primarily servicing portfolio recapture, and on our reverse mortgage business. We have significantly strengthened our cash position during 2018 through the receipt of a lump-sum fee payment of $279.6 million from NRZ in January 2018 in connection with our rights to mortgage servicing rights agreements. See Note 8 — Rights to MSRs for further information.
On October 4, 2018, we acquired PHH Corporation (PHH). We believe this acquisition will enable the following key strategic and financial benefits:

•	Accelerate our transition to the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing platform (Black Knight MSP);

•	Reduce fixed costs, on a combined basis, through reductions in corporate overhead and other costs;

•	Improve economies of scale; and,

•	Provide a foundation to enable the combined servicing platform to resume new business and growth activities to offset portfolio runoff.

The approval of the New York Department of Financial Services (NY DFS) for the acquisition imposed certain post-closing requirements on Ocwen, including certain reporting obligations and certain record retention and other requirements relating to the planned transfer of New York loans onto the Black Knight MSP servicing platform as well as certain requirements with respect to the management of PHH Mortgage Corporation, a licensed subsidiary of PHH. In addition, the NY DFS modified its restriction on Ocwen’s ability to acquire MSRs to allow certain acquisitions of MSRs that are boarded onto the Black Knight MSP servicing platform subject to annual portfolio growth limitations until such time as the NY DFS determines that all loans have been successfully migrated to the Black Knight MSP servicing platform and that Ocwen has developed a satisfactory infrastructure to board sizeable portfolios of MSRs. See Note 18 – Regulatory Requirements and Note 21 – Subsequent Events for additional information regarding the acquisition of PHH.
Now that we have consummated our acquisition of PHH, if we can execute on five key initiatives, we believe we will drive stronger financial performance. First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto the Black Knight MSP servicing platform. Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process. Third, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. Fourth, we must replenish our servicing portfolio through expanding our lending business and permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets. Finally, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our growth and other initiatives.
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
Regarding the current maturities of our borrowings, as of September 30, 2018 we have approximately $520.4 million of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. If a lender were to allege an event of default and we are unable to avoid, remedy or secure a waiver of such alleged default, we could be subject to adverse actions by our lenders that could have a material adverse impact on us. In addition, OLS, Homeward and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. To the extent these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. See Note 11 – Borrowings, Note 18 – Regulatory Requirements and Note 20 – Contingencies for further information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Reclassifications
Within the expenses section of the unaudited statement of operations for the three and nine months ended September 30, 2017, we reclassified impairment charges and fair value gains and losses on mortgage servicing rights (MSRs), both previously included in the Servicing and origination line item, and Amortization of MSRs to a new line item titled MSR valuation adjustments, net.
As a result of our adoption on January 1, 2018 of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, debt service accounts and other restricted cash which are included in Other assets on the consolidated balance sheets have been classified as Cash and restricted cash in our consolidated statements of cash flows. Our revision of the unaudited consolidated statement of cash flows for the nine months ended September 30, 2017 to conform to the new standard resulted in an increase in net cash provided by operating activities of $4.2 million (Decrease in receivables and other assets, net line item is higher as revised).
Certain amounts in the unaudited consolidated statement of cash flows for the nine months ended September 30, 2017 have been reclassified to conform to the current year presentation as follows:

•
Within the operating activities section, we reclassified Amortization of MSRs, Loss on valuation of MSRs, at fair value, and Impairment of MSRs to a new line item (MSR valuation adjustments, net). In addition, we reclassified Realized and unrealized gains on derivative financial instruments to Other, net.

•	Within the financing activities section, we reclassified Payment of debt issuance costs to Other, net.
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
Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
This ASU provides users with more useful information regarding the recognition, measurement, presentation, and disclosure of financial instruments and also improves the accounting model to better meet the requirements of today’s complex economic environment. Most changes in this ASU require the same information, but some changes revise the geography of that information on the financial statements. Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements.
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
Statement of Cash Flows: Restricted Cash (ASU 2016-18)
This ASU clarifies how changes in restricted cash are classified and presented in the statement of cash flows under ASC 230. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements. The amendments in this update have been applied using a retrospective transition method to each period presented. We have revised the unaudited consolidated statement of cash flows for the nine months ended September 30, 2017 to conform to the new standard.
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

Financial Instruments: Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (ASU 2018-03)
This ASU provides clarification of areas in ASU 2016-01 by improving the measurement and reporting of certain financial assets and liabilities. Our adoption of this standard on July 1, 2018 did not have a material impact on our consolidated financial statements.
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
Accounting Standards Issued but Not Yet Adopted
Leases (ASU 2016-02)
This ASU will require a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months, regardless of whether the lease is classified as a finance or operating lease. Additional disclosures of the amount, timing and uncertainty of cash flows arising from leases will be required. In July 2018, the FASB amended this guidance by issuing ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements which provides clarification and further guidance on areas identified as potential implementation issues, as well as providing for an additional optional transition method to allow initial application of the new leasing guidance at the adoption date and recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
These standards will be effective for us on January 1, 2019, with early application permitted. At adoption, we expect to apply the new transition method provided for in ASU 2018-11. While we are continuing to evaluate the effects that this guidance will have on our financial statements, we have determined it will result in the recognition of certain operating leases as right-of-use assets and lease liabilities in the consolidated balance sheet, but we do not anticipate that the impact will be material.
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
Codification Improvements (ASU 2018-09)
This ASU amends multiple codification Topics. The transition and effective date guidance is based on the facts and circumstances of each amendment. While some of the amendments in this ASU do not require transition guidance and were effective upon issuance of this ASU, many of the amendments in this ASU have transition guidance with an effective date of January 1, 2019. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
This ASU modifies the disclosure requirements on fair value measurements in FASB ASC Topic 820, Fair Value Measurement. The main provisions in this update include removal of the following disclosure requirements from this ASC: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels and 3) the valuation processes for Level 3 fair value measurements. This standard adds disclosure requirements to report the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and for certain unobservable inputs an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.
This standard will be effective for us on January 1, 2020, with early application permitted on any removed or modified disclosures and to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption, and to allow a delayed adoption of the additional disclosures until the effective date. We are currently evaluating the effect of adopting this standard.
Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)
This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The amendments in this ASU require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in this ASU require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.
This standard will be effective for us on January 1, 2020, with early adoption permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the effect of adopting this standard.
SEC Simplifies and Updates Disclosure Requirements (US 2018-21)
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments eliminate the following:

•	Redundant and duplicative requirements, which require substantially similar disclosures as GAAP, IFRS, or other SEC disclosure requirements;

•	Overlapping requirements, which are related to, but not the same as GAAP, IFRS, or other SEC disclosure requirements - including the elimination of the ratio of earnings to fixed charges;

•	Outdated requirements, which have become obsolete as a result of the passage of time or changes in the regulatory, business, or technological environment; and

•	Superseded requirements, which are inconsistent with recent legislation, more recently updated SEC disclosure requirements, or more recently updated GAAP.
In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule will become effective on November 5, 2018. We are currently evaluating the impact on our consolidated financial statements.
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
From time to time, we may acquire beneficial interests issued in connection with mortgage-backed securitizations where we may also be the master and or primary servicer. These beneficial interests consist of subordinate and residual interests acquired from third-parties in market transactions. We consolidate the VIE when we conclude we are the primary beneficiary.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds received from securitizations	$282,507	$687,502	$998,204	$2,711,651
Servicing fees collected	9,808	10,300	30,233	30,250
Purchases of previously transferred assets, net of claims reimbursed	(1,507)	(1,234)	(4,336)	(3,958)
	$290,808	$696,568	$1,024,101	$2,737,943
In connection with these transfers, we retained MSRs of $1.4 million and $5.9 million, and $3.6 million and $18.6 million, during the three and nine months ended September 30, 2018 and 2017, respectively, which are reported in Gain on loans held for sale, net in the unaudited consolidated statements of operations. See Note 4 – Loans Held for Sale for additional information regarding gains or losses on the transfer of loans held for sale.
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

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as our maximum exposure to loss including the unpaid principal balance (UPB) of the transferred loans:

	September 30, 2018	December 31, 2017
Carrying value of assets
MSRs, at fair value	$111,586	$227
MSRs, at amortized cost	—	97,832
Advances and match funded advances	61,500	57,636
UPB of loans transferred	11,118,533	12,077,635
Maximum exposure to loss	$11,291,619	$12,233,330
At September 30, 2018 and December 31, 2017, 7.4% and 8.9%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
At September 30, 2018 and December 31, 2017, Loans held for investment included $78.1 million and $83.8 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 3 – Fair Value and Note 11 – Borrowings for additional information on HMBS-related borrowings and Loans held for investment.
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
Mortgage-Backed Securitizations
We have concluded we are the primary beneficiary of certain residential mortgage-backed securitizations as a result of beneficial interests consisting of residual securities, which expose us to the expected losses and residual returns of the trust, and our role as master servicer, where we have the ability to direct the activities that most significantly impact the performance of the trust.
The table below presents the carrying value and classification of the assets and liabilities of two consolidated mortgage-backed securitization trusts included in our unaudited consolidated balance sheet at September 30, 2018 as a result of residual securities issued by the trust that we acquired during the third quarter of 2018.

Loans held for investment, at fair value - Restricted for securitization investors	$28,373
Financing liability - Owed to securitization investors, at fair value	26,643
Upon consolidation of the securitization trusts, we elected to apply the measurement alternative to ASC Topic 820, Fair Value Measurement for collateralized financing entities. The measurement alternative requires a reporting entity to use the more observable of the fair value of the financial assets or the financial liabilities to measure both the financial assets and the financial liabilities of the entity. We determined that the fair value of the loans held by the trusts is more observable than the fair value of the debt certificates issued by the trusts. Through the application of the measurement alternative, the fair value of the financial liabilities of the trusts are measured as the difference between the fair value of the financial assets and the fair value of our investment in the residual securities of the trusts.
Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual securities of the trusts, our MSRs and related advances. At September 30, 2018, MSRs of $0.2 million and our $1.7 million investment in the residual securities of the trusts were eliminated in consolidation. Advances outstanding at September 30, 2018 were $1.2 million.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows:

		September 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a)	2	$145,417	$145,417	$214,262	$214,262
Loans held for sale, at lower of cost or fair value (b)	3	72,019	72,019	24,096	24,096
Total Loans held for sale		217,436	217,436	238,358	238,358

		September 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	5,279,187	5,279,187	4,715,831	4,715,831
Loans held for investment - Restricted for securitization investors (a)	3	28,373	28,373	—	—
Total loans held for investment		5,307,560	5,307,560	4,715,831	4,715,831

Advances (including match funded) (c)	3	1,101,104	1,101,104	1,356,393	1,356,393
Automotive dealer financing notes (including match funded) (c)	3	—	—	32,757	32,590
Receivables, net (c)	3	155,937	155,937	199,529	199,529
Mortgage-backed securities, at fair value (a)	3	1,670	1,670	1,592	1,592
U.S. Treasury notes (a)	1	1,059	1,059	1,567	1,567

Financial liabilities:
Match funded liabilities (c)	3	$714,246	$710,303	$998,618	$992,698
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	5,184,227	5,184,227	4,601,556	4,601,556
Financing liability - MSRs pledged, at fair value (a)	3	620,199	620,199	508,291	508,291
Financing liability - Owed to securitization investors, at fair value (a)	3	26,643	26,643	—	—
Other (c)	3	72,477	57,984	85,227	65,202
Total Financing liabilities		$5,903,546	$5,889,053	$5,195,074	$5,175,049
Other secured borrowings:
Senior secured term loan (c) (d)	2	230,295	236,866	290,068	299,741
Other (c)	3	115,130	115,130	255,782	255,782
Total Other secured borrowings		345,425	351,996	545,850	555,523

Senior notes:
Senior unsecured notes (c) (d)	2	3,122	3,090	3,122	2,872
Senior secured notes (c) (d)	2	344,627	352,071	344,216	355,550
Total Senior notes		347,749	355,161	347,338	358,422

Derivative financial instrument assets (liabilities), at fair value (a)
Interest rate lock commitments	2	2,816	2,816	3,283	3,283
Forward mortgage-backed securities	1	(1,873)	(1,873)	(545)	(545)
Interest rate caps	3	1,211	1,211	2,056	2,056

Mortgage servicing rights
Mortgage servicing rights, at fair value (a)	3	$999,282	$999,282	$671,962	$671,962
Mortgage servicing rights, at amortized cost (c) (e)	3	—	—	336,882	418,745
Total Mortgage servicing rights		$999,282	$999,282	$1,008,844	$1,090,707

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not carried, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. The balance at December 31, 2017 includes the impaired government-

insured stratum of amortization method MSRs, which was measured at fair value on a non-recurring basis and reported net of the valuation allowance. At December 31, 2017, the carrying value of this stratum was $158.0 million before applying the valuation allowance of $24.8 million.
The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Three months ended September 30, 2018
Beginning balance	$5,143,758	$(5,040,983)	$—	$—	$1,732	$(672,619)	$1,657	$1,043,995
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	—	2,924
Issuances	223,563	(229,169)	—	—	—	—	—	1,930
Consolidation of mortgage-backed securitization trusts	—	—	28,373	(26,643)	—	—	—	—
Sales	—	—	—	—	—	—	—	(8,119)
Settlements	(110,584)	108,790	—	—	—	49,620	—	—
Transfers (to) from:
Loans held for sale, at fair value	(253)	—	—	—	—	—	—	—
Other assets	(170)	—	—	—	—	—	—	—
Receivables, net	(20)	—	—	—	—	—	—	—
	112,536	(120,379)	28,373	(26,643)	—	49,620	—	(3,265)
Total realized and unrealized gains (losses) included in earnings
Change in fair value	22,893	(22,865)	—	—	(62)	2,681	(446)	(41,448)
Calls and other	—	—	—	—	—	119	—	—
	22,893	(22,865)	—	—	(62)	2,800	(446)	(41,448)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$5,279,187	$(5,184,227)	$28,373	$(26,643)	$1,670	$(620,199)	$1,211	$999,282

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Three months ended September 30, 2017
Beginning balance	$4,223,776	$(4,061,626)	$8,986	$(441,007)	$1,937	$625,650
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	655	—
Issuances	263,169	(317,277)	—	(54,601)	—	(715)
Sales	—	—	—	—	—	(311)
Settlements	(118,991)	111,677	—	19,770	(403)	—
Transfers (to) from:
Other assets	88	—	—	—	—	—
	144,266	(205,600)	—	(34,831)	252	(1,026)
Total realized and unrealized gains (losses) included in earnings
Change in fair value	91,718	(91,051)	341	27,024	(350)	(26,477)
Calls and other	—	—	—	971	—	—
	91,718	(91,051)	341	27,995	(350)	(26,477)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$4,459,760	$(4,358,277)	$9,327	$(447,843)	$1,839	$598,147

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securiti- zation Investors	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Nine months ended September 30, 2018
Beginning balance	$4,715,831	$(4,601,556)	$—	$—	$1,592	$(508,291)	$2,056	$671,962
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	95	8,809
Issuances	711,035	(728,745)	—	—	—	(279,586)	—	(445)
Consolidation of mortgage-backed securitization trusts	—	—	28,373	(26,643)	—	—	—	—
Sales	—	—	—	—	—	—	—	(8,274)
Settlements	(296,800)	290,338	—	—	—	154,129	(371)	—
Transfers (to) from:
MSRs carried at amortized cost, net of valuation allowance	—	—	—	—	—	—	—	418,925
Loans held for sale, at fair value	(694)	—	—	—	—	—	—	—
Other assets	(307)	—	—	—	—	—	—	—
Receivables, net	(92)	—	—	—	—	—	—	—
	413,142	(438,407)	28,373	(26,643)	—	(125,457)	(276)	419,015
Total realized and unrealized gains (losses) included in earnings
Included in earnings:
Change in fair value	150,214	(144,264)	—	—	78	11,323	(569)	(91,695)
Calls and other	—	—	—	—	—	2,226	—	—
	150,214	(144,264)	—	—	78	13,549	(569)	(91,695)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending Balance	$5,279,187	$(5,184,227)	$28,373	$(26,643)	$1,670	$(620,199)	$1,211	$999,282

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Nine months ended September 30, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	655	—
Issuances	961,642	(981,730)	—	(54,601)	—	(2,131)
Sales	—	—	—	—	—	(541)
Settlements	(311,560)	287,908	—	52,963	(445)	—
Transfers (to) from:
Other assets	(1,335)	—	—	—	—	—
	648,747	(693,822)	—	(1,638)	210	(2,672)
Total realized and unrealized gains (losses) included in earnings
Change in fair value	245,297	(230,674)	985	27,024	(207)	(78,437)
Calls and other	—	—	—	4,478	—	—
	245,297	(230,674)	985	31,502	(207)	(78,437)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$4,459,760	$(4,358,277)	$9,327	$(447,843)	$1,839	$598,147
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
Loans Held for Investment
Loans Held for Investment - Reverse Mortgages
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

Significant valuation assumptions	September 30, 2018	December 31, 2017
Life in years
Range	2.8 to 7.6	4.4 to 8.1
Weighted average	5.8	6.4
Conditional repayment rate
Range	6.3% to 41.3%	5.4% to 51.9%
Weighted average	14.7%	13.1%
Discount rate	3.7%	3.2%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly lower or higher fair value, respectively. The effects of changes in the assumptions used to value the loans held for investment are largely offset by the effects of changes in the assumptions used to value the HMBS-related borrowings that are associated with these loans.
Loans Held for Investment – Restricted for securitization investors
We have elected to measure loans held by consolidated mortgage-backed securitization trusts at fair value. The loans are secured by first liens on single family residential properties. Fair value is based on proprietary cash flow modeling processes for a third-party broker/dealer and a third-party valuation expert. Significant assumptions used in the valuation include projected monthly payments, projected prepayments and defaults, property liquidation values and discount rates.
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

Significant valuation assumptions	September 30, 2018		December 31, 2017
	Agency (1)	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	8.1%	15.7%	8.1%	16.6%
Weighted average delinquency rate	9.9%	27.6%	1.0%	28.5%
Advance financing cost	5-year swap	5-yr swap plus 2.75%	5-year swap	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.0%	12.7%	9.0%	13.0%
Weighted average cost to service (in dollars)	$105	$301	$64	$305

(1)
Valuation assumptions for Agency MSRs at September 30, 2018 include assumptions for MSRs we carried at amortized cost at December 31, 2017. Effective January 1, 2018, we elected fair value accounting for our remaining MSRs that we had previously carried at amortized cost.

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

U.S. Treasury Notes
We classify U.S. Treasury notes as trading securities and account for them at fair value on a recurring basis. We base the fair value on quoted prices in active markets to which we have access. Changes in the fair value of our investment in U.S. Treasury notes are recognized in Other, net in the unaudited consolidated statements of operations.
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
Financing Liabilities
HMBS-Related Borrowings
We have elected to measure these borrowings at fair value. These borrowings are not actively traded, and therefore, quoted market prices are not available. We determine fair value by discounting the projected recovery of principal, interest and advances over the estimated life of the borrowing at a market rate commensurate with the risk of the estimated cash flows. Significant assumptions include prepayments, discount rate and borrower mortality rates. The discount rate assumption for these liabilities is based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.

Significant valuation assumptions	September 30, 2018	December 31, 2017
Life in years
Range	2.8 to 7.6	4.4 to 8.1
Weighted average	5.8	6.4
Conditional repayment rate
Range	6.3% to 41.3%	5.4% to 51.9%
Weighted average	14.7%	13.1%
Discount rate	3.7%	3.1%
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

Significant valuation assumptions	September 30, 2018	December 31, 2017
Weighted average prepayment speed	16.1%	17.0%
Weighted average delinquency rate	28.1%	28.9%
Advance financing cost	5-yr swap plus 2.75%	5-year swap plus 2.75%
Interest rate for computing float earnings	5-yr swap minus 0.50%	5-year swap minus 0.50%
Weighted average discount rate	13.7%	13.7%
Weighted average cost to service (in dollars)	$307	$311

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
Financing Liability – Owed to Securitization Investors
Consists of securitization debt certificates due to third parties that represent beneficial ownership interests in mortgage-backed securitization trusts that we include in our consolidated financial statements. We determine fair value using the measurement alternative to ASC Topic 820, Fair Value Measurement as disclosed in Note 2 – Securitizations and Variable Interest Entities. In accordance with the measurement alternative, the fair value of the consolidated securitization debt certificates is measured as the fair value of the loans held by the trust less the fair value of the beneficial interests held by us in the form of residual securities.
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

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Nine Months Ended September 30,
	2018	2017
Beginning balance	$214,262	$284,632
Originations and purchases	671,503	2,204,028
Proceeds from sales	(728,531)	(2,310,294)
Principal collections	(14,201)	(3,684)
Transfers from (to):
Loans held for investment, at fair value	694	—
Loans held for sale - Lower of cost or fair value	(11,564)	—
Receivables, net	(1,165)	—
Real estate owned (Other assets)	(2,240)	—
Gain on sale of loans	25,525	22,131
Increase (decrease) in fair value of loans	(12,791)	1,836
Other	3,925	1,789
Ending balance (1)	$145,417	$200,438

(1)	At September 30, 2018 and 2017, the balances include $(6.5) million and $6.7 million, respectively, of fair value adjustments.
At September 30, 2018, loans held for sale, at fair value with a UPB of $76.3 million were pledged as collateral to warehouse lines of credit in our Lending segment.

Loans Held for Sale - Lower of Cost or Fair Value	Nine Months Ended September 30,
	2018	2017
Beginning balance	$24,096	$29,374
Purchases	563,327	870,697
Proceeds from sales	(400,693)	(746,999)
Principal collections	(11,101)	(6,545)
Transfers from (to):
Receivables, net	(118,762)	(137,807)
Real estate owned (Other assets)	(1,681)	(711)
Loans held for sale - Fair value	11,564	—
Gain on sale of loans	2,180	8,332
(Increase) decrease in valuation allowance	(3,144)	1,566
Other	6,233	5,317
Ending balance (1)	$72,019	$23,224

(1)
At September 30, 2018 and 2017, the balances include $53.0 million and $17.6 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to receivables.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$7,535	$6,491	$7,318	$10,064
Provision	2,755	906	3,036	1,761
Transfer from Liability for indemnification obligations (Other liabilities)	554	1,529	1,551	2,416
Sales of loans	(382)	(426)	(1,464)	(6,071)
Other	—	(2)	21	328
Ending balance	$10,462	$8,498	$10,462	$8,498

Gain on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain on sales of loans, net
MSRs retained on transfers of forward loans	$1,427	$3,572	$5,880	$18,604
Fair value gains related to transfers of reverse mortgage loans, net	9,421	15,747	36,870	37,434
Gain on sale of repurchased Ginnie Mae loans	1,222	4,577	2,179	8,332
Other, net	4,459	6,730	24,028	19,635
	16,529	30,626	68,957	84,005
Change in fair value of IRLCs	26	(178)	137	(1,605)
Change in fair value of loans held for sale	365	(2,078)	(9,781)	3,735
Gain (loss) on economic hedge instruments	84	(2,420)	2,082	(8,604)
Other	(62)	(173)	(260)	(555)
	$16,942	$25,777	$61,135	$76,976
Note 5 – Advances

	September 30, 2018	December 31, 2017
Principal and interest	$16,385	$20,207
Taxes and insurance	105,633	144,454
Foreclosures, bankruptcy and other	59,759	63,597
	181,777	228,258
Allowance for losses	(15,753)	(16,465)
	$166,024	$211,793
Advances at September 30, 2018 and December 31, 2017 include $8.2 million and $18.1 million, respectively, of advances relating to sales of loans that did not qualify for sale accounting.
The following table summarizes the activity in net advances:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$211,793	$257,882
Sales of advances	(4,777)	(399)
Collections of advances, charge-offs and other, net	(41,704)	(63,320)
Decrease in allowance for losses	712	3,790
Ending balance	$166,024	$197,953

Allowance for Losses	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$16,485	$20,328	$16,465	$37,952
Provision	2,696	13,756	6,197	17,054
Net (charge-offs) recoveries and other	(3,428)	78	(6,909)	(20,844)
Ending balance	$15,753	$34,162	$15,753	$34,162
Note 6 – Match Funded Assets

	September 30, 2018	December 31, 2017
Advances
Principal and interest	$424,520	$523,248
Taxes and insurance	352,376	439,857
Foreclosures, bankruptcy, real estate and other	158,184	181,495
	935,080	1,144,600

Automotive dealer financing notes (1)	—	35,392
Allowance for losses	—	(2,635)
	—	32,757

	$935,080	$1,177,357

(1)
In January 2018, we terminated our automotive dealer loan financing facility. Automotive dealer financing notes not pledged to our automotive dealer loan financing facility are reported as Other assets.

The following table summarizes the activity in match funded assets:

	Nine Months Ended September 30,
	2018		2017
	Advances	Automotive Dealer Financing Notes	Advances	Automotive Dealer Financing Notes
Beginning balance	$1,144,600	$32,757	$1,451,964	$—
Transfer (to) from Other assets	—	(36,896)	—	25,180
Sales	—	—	(691)	—
New advances (collections), net	(209,520)	1,504	(243,410)	10,856
Decrease in allowance for losses (1)	—	2,635	—	—
Ending balance	$935,080	$—	$1,207,863	$36,036

(1)	The remaining allowance was charged off in connection with the exit from the ACS business.

Note 7 – Mortgage Servicing

Mortgage Servicing Rights – Amortization Method	Nine Months Ended September 30,
	2018	2017
Beginning balance	$336,882	$363,722
Fair value election - transfer of MSRs carried at fair value (1)	(361,670)	—
Additions recognized in connection with asset acquisitions	—	1,658
Additions recognized on the sale of mortgage loans	—	18,604
Sales and other transfers	—	(814)
	(24,788)	383,170
Amortization (1)	—	(38,560)
Decrease in impairment valuation allowance (1) (2)	24,788	1,551
Ending balance	$—	$346,161

Estimated fair value at end of period	$—	$424,208

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

(2)
Impairment of MSRs is recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations for the nine months ended September 30, 2017. Impairment valuation allowance balance of $24.8 million was reclassified to reduce the carrying value of the related MSRs on January 1, 2018 in connection with our fair value election. See Note 3 – Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method	Nine Months Ended September 30,
	2018			2017
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$11,960	$660,002	$671,962	$13,357	$665,899	$679,256
Fair value election - transfer of MSRs carried at amortized cost, net of valuation allowance	336,882	—	336,882	—	—	—
Cumulative effect of fair value election	82,043	—	82,043	—	—	—
Sales and other transfers	(5,950)	(175)	(6,125)	—	(2,672)	(2,672)
Additions	8,809	—	8,809	—	—	—
Servicing transfers and adjustments	—	(2,594)	(2,594)	—	—	—
Changes in fair value (1):
Changes in valuation inputs or other assumptions	19,217	(424)	18,793	(131)	2,303	2,172
Realization of expected future cash flows and other changes	(43,545)	(66,943)	(110,488)	(1,385)	(79,224)	(80,609)
Ending balance	$409,416	$589,866	$999,282	$11,841	$586,306	$598,147

(1)	Changes in fair value are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of September 30, 2018 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(92,659)	$(178,462)
Discount rate (option-adjusted spread)	(28,326)	(54,351)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at September 30, 2018 are increased prepayment speeds and a decrease in the yield assumption.
Portfolio of Assets Serviced
The following table presents the composition of our residential primary servicing and subservicing portfolios as measured by UPB, including foreclosed real estate and small-balance commercial loans. The servicing portfolio represents loans for which we own the servicing rights while subservicing represents all other loans. The UPB of assets serviced for others are not included on our unaudited consolidated balance sheets.

UPB at September 30, 2018
Servicing	$68,076,254
Subservicing	1,387,641
NRZ (1)	91,532,579
$160,996,474
UPB at December 31, 2017
Servicing	$75,469,327
Subservicing	2,063,669
NRZ (1)	101,819,557
$179,352,553
UPB at September 30, 2017
Servicing	$78,254,463
Subservicing (2)	3,656,197
NRZ (1)	105,557,658
$187,468,318

(1)	UPB of loans serviced for which the Rights to MSRs have been sold to NRZ, including those subserviced for which third-party consents have been received and the MSRs have been transferred to NRZ.

(2)	Excludes $9.8 million of large-balance commercial foreclosed real estate. During 2017, we sold or transferred servicing on the remaining managed assets.
During the nine months ended September 30, 2018 and 2017, we sold MSRs with a UPB of $580.0 million and $210.2 million, respectively.
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
At September 30, 2018, S&P Global Ratings’ (S&P) servicer ratings outlook for Ocwen is stable. Fitch Ratings, Inc.’s (Fitch) servicer ratings outlook is Stable and Moody’s Investors Service, Inc.’s (Moody’s) servicer ratings are on Watch for Downgrade. Downgrades in servicer ratings could adversely affect our ability to sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.

Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. At September 30, 2018, non-Agency servicing agreements with a UPB of $27.0 billion have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in non-Agency servicing agreements with a UPB of $8.4 billion, or approximately 9% of our total non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

Servicing Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loan servicing and subservicing fees
Servicing	$52,610	$63,071	$167,389	$197,712
Subservicing	658	1,760	2,443	5,877
NRZ	120,593	129,228	374,322	420,151
	173,861	194,059	544,154	623,740
Late charges	14,839	14,958	44,743	47,352
Custodial accounts (float earnings)	10,241	7,489	25,965	18,322
Loan collection fees	4,916	5,663	14,700	17,918
Home Affordable Modification Program (HAMP) fees (1)	3,365	6,202	11,622	37,692
Other	6,508	4,849	16,911	16,499
	$213,730	$233,220	$658,095	$761,523

(1)
The HAMP program expired on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification. We continue to earn HAMP success fees for HAMP modifications that remain less than 90 days delinquent at the first, second and third year anniversary of the start of the trial modification.

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.7 billion and $2.0 billion at September 30, 2018 and September 30, 2017, respectively.
Note 8 — Rights to MSRs
In 2012 and 2013, we sold Rights to MSRs with respect to certain non-Agency MSRs and the related servicing advances to Home Loan Servicing Solutions, Ltd. (HLSS), an indirect wholly-owned subsidiary of NRZ. While certain underlying economics of the MSRs were transferred, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. We continue to recognize the MSRs and related financing liability on our unaudited consolidated balance sheet as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our unaudited consolidated statements of operations.
Prior to the transfer of legal title under the Master Servicing Rights Purchase Agreement dated as of October 1, 2012, as amended, and certain Sale Supplements, as amended (collectively, the Original Rights to MSRs Agreements), Ocwen agreed to service the mortgage loans underlying the MSRs on the economic terms set forth in the Original Rights to MSRs Agreements. After the transfer of legal title as contemplated under the Original Rights to MSRs Agreements, Ocwen was to service the mortgage loans underlying the MSRs as subservicer on substantially the same economic terms.
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in the Original Rights to MSRs Agreements. The July 23, 2017 agreements, as amended, include a Master Agreement, Transfer Agreement and Subservicing Agreement (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the remaining MSRs, with a UPB of $109.6 billion as of June 30, 2017, that were subject to the Original Rights to MSRs Agreements and under which Ocwen will subservice mortgage loans underlying the MSRs for an initial term of five years (the Initial Term). While we continue the process of obtaining the third-party consents necessary to transfer the MSRs to NRZ, on January 18, 2018, the parties entered into new agreements (including a Servicing Addendum) regarding the Rights to MSRs related to MSRs that remained subject to the Original Rights to MSRs Agreements as of January 1, 2018 and amended the Transfer Agreement (collectively, New RMSR Agreements) to accelerate the implementation of certain parts of our arrangements in order to achieve the intent of the 2017 Agreements sooner. Ocwen will continue to service the related mortgage loans until the necessary third-party consents are obtained in order to transfer the applicable MSRs in accordance with the New RMSR Agreements. Upon receiving the required consents and transferring the MSRs, Ocwen will subservice the mortgage loans underlying the MSRs pursuant to the 2017 Agreements.
On August 17, 2018, Ocwen and NRZ entered into certain amendments to the New RMSR Agreements to include New Penn Financial, LLC dba Shellpoint Mortgage Servicing (Shellpoint), a subsidiary of NRZ, as a party and to conform the New RMSR Agreements to certain of the terms of the Shellpoint Subservicing Agreement, between Ocwen and Shellpoint.
The 2017 Agreements and New RMSR Agreements (as amended) provide for the conversion of the economics of the Original Rights to MSRs Agreements into a more traditional subservicing arrangement and involve upfront payments to Ocwen. Prior to the execution of the New RMSR Agreements, we received these payments upon obtaining the required third-party consents and the transfer of the MSRs. Upon execution of the New RMSR Agreements, we received the balance of these upfront payments. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements and the New RMSR Agreements. On September 1, 2017, pursuant to the 2017 Agreements, Ocwen successfully transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. On January 18, 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements.
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

Interest expense related to financing liabilities recorded in connection with the NRZ transactions is indicated in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Servicing fees collected on behalf of NRZ	$120,593	$129,228	$374,322	$420,151
Less: Subservicing fee retained by Ocwen	33,335	68,536	101,997	226,483
Net servicing fees remitted to NRZ	87,258	60,692	272,325	193,668
Less: Reduction (increase) in financing liability
Changes in fair value
Original Rights to MSRs Agreements	4,844	(9,854)	(3,938)	(9,854)
2017 Agreements and New RMSR Agreements	(2,163)	36,878	15,261	36,878
Runoff, settlement and other
Original Rights to MSRs Agreements	14,095	19,003	45,455	52,196
2017 Agreements and New RMSR Agreements	33,765	767	104,291	767
	$36,717	$13,898	$111,256	$113,681
In April 2015, Ocwen sold all economic beneficial rights to the “clean-up call rights” to which we were entitled pursuant to servicing agreements that underlie the Rights to MSRs to NRZ for a payment upon exercise of 0.50% of the UPB of all performing mortgage loans (mortgage loans that are current or 30 days or less delinquent) associated with such clean-up call. As a result of the 2017 Agreements and the New RMSR Agreements, Ocwen is no longer entitled to the 0.50% purchase price but will continue to be reimbursed for costs incurred with respect to such efforts and receives administrative fees. We received $0.8 million and $5.5 million during the three and nine months ended September 30, 2017, respectively, from NRZ in connection with such clean-up calls. The clean-up calls are recognized in Other, net in the unaudited consolidated statements of operations.
Note 9 – Receivables

	September 30, 2018	December 31, 2017
Servicing-related receivables:
Government-insured loan claims, net	$100,786	$114,971
Reimbursable expenses	30,493	31,709
Due from custodial accounts	27,990	36,122
Due from NRZ	6,137	14,924
Other	9,048	11,959
	174,454	209,685
Income taxes receivable	35,153	36,831
Other receivables	11,153	19,600
	220,760	266,116
Allowance for losses	(64,823)	(66,587)
	$155,937	$199,529
At September 30, 2018 and December 31, 2017, the allowance for losses related to receivables of our Servicing business was $64.4 million and $66.3 million, respectively, and was primarily comprised of an allowance for losses related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims).

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$53,155	$46,577	$53,340	$53,258
Provision	10,180	9,162	29,214	31,848
Net charge-offs and other	(10,297)	(7,069)	(29,516)	(36,436)
Ending balance	$53,038	$48,670	$53,038	$48,670
Note 10 – Other Assets

	September 30, 2018	December 31, 2017
Contingent loan repurchase asset	$307,684	$431,492
Prepaid expenses	23,023	22,559
Debt service accounts (restricted cash)	22,454	33,726
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	20,173
Prepaid lender fees, net	6,290	9,496
Real estate	5,216	3,070
Derivatives, at fair value	4,721	5,429
Other restricted cash	3,056	9,179
Mortgage backed securities, at fair value	1,670	1,592
Interest-earning time deposits	1,629	4,739
Prepaid income taxes	—	5,621
Other	8,086	7,715
	$399,002	$554,791
Automotive dealer financing notes not pledged to our former automotive dealer loan financing facility are reported as Other assets. We ceased new lending and terminated this facility in January 2018. There were no remaining notes outstanding at September 30, 2018. At December 31, 2017, the balance of the notes was $0, net of an allowance of $7.7 million. Changes in the allowance are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$—	$9,586	$7,664	$4,371
Provision	—	(1,019)	(265)	4,196
Net charge-offs and other	—	—	(7,399)	—
Ending balance	$—	$8,567	$—	$8,567

Note 11 – Borrowings

Match Funded Liabilities				September 30, 2018		December 31, 2017
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2014-VF4 (4)	Aug. 2048	Aug. 2018	$—	—%	$—	4.29%	$67,095
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Dec. 2049	Dec. 2019	46,178	3.76	178,822	4.29	67,095
Advance Receivables Backed Notes - Series 2016-T1 (5)	Aug. 2048	Aug. 2018	—	—	—	2.77	265,000
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Advance Receivables Backed Notes - Series 2017-T1 (5)	Sep. 2048	Sep. 2018	—	—	—	2.64	250,000
Advance Receivables Backed Notes, Series 2018-T1 (5)	Aug. 2049	Aug. 2019	—	3.50	150,000	—	—
Advance Receivables Backed Notes, Series 2018-T2 (5)	Aug. 2050	Aug. 2020	—	3.81	150,000	—	—
Total Ocwen Master Advance Receivables Trust (OMART)			46,178	3.46	713,822	3.02	884,190
Ocwen Servicer Advance Receivables Trust III (OSART III) - Advance Receivables Backed Notes, Series 2014-VF1 (6)	Dec. 2048	Dec. 2018	54,626	5.49	374	4.63	33,768
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (7)	Jun. 2049	Jun. 2019	64,950	4.83	50	4.52	56,078
Total Servicing Advance Financing Facilities			165,754	3.46%	714,246	3.16%	974,036

Automotive Capital Asset Receivables Trust (ACART) - Loan Series 2017-1 (8)	Feb. 2021	Feb. 2019	—	—%	—	6.77%	24,582

			$165,754	3.46%	$714,246	3.25%	$998,618

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

(2)
Borrowing capacity is available to us provided that we have eligible collateral to pledge. Collateral may only be pledged to one facility. At September 30, 2018, $52.8 million of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 2.26% and 1.56% at September 30, 2018 and December 31, 2017, respectively.

(4)
Effective January 1, 2018, the borrowing capacity of the Series 2014-VF4 and the Series 2015-VF5 variable rate notes were each reduced from $105.0 million to $70.0 million. The interest rate was based on 1ML, with a ceiling of 125 basis points (bps), plus a margin of 235 to 635 bps. On July 13, 2018, we increased the borrowing capacity of the Series 2015-VF5 variable notes to $225.0 million and extended the amortization date to December 15, 2019, with interest computed based on the lender’s cost of funds plus a margin of 105 to 250 bps. The increased capacity was used on July 16, 2018 to redeem the Series 2016-T1 term notes with an outstanding balance of $265.0 million and an amortization date of August 15, 2018. We also voluntarily terminated the Series 2014-VF4 variable notes on July 16, 2018.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2016-T2, 2018-T1 and 2018-T2 fixed-rate term notes until the amortization date. If there is insufficient eligible collateral to support the level of borrowing, the excess cash proceeds in an amount necessary to make up the deficit are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the outstanding notes. The Series 2016-T2, 2018-T1 and 2018-T2 term notes have a total combined borrowing capacity of $535.0 million. Rates on the individual classes of notes range from 2.72% to 4.53%. The Series 2016-T1 and Series 2017-T1 term notes were redeemed on July 16, 2018 and August 14, 2018, respectively. On August 15, 2018, we issued two $150.0 million fixed-rate term notes (Series 2018 T-1 and Series 2018-T2) with amortization dates of August 15, 2019 and August 2020, respectively.

(6)
The maximum borrowing capacity under this facility is $55.0 million. There is a ceiling of 300 bps for the 3ML in determining the interest rate for these variable rate notes. Rates on the individual notes are based on the lender’s cost of funds plus a margin of 235 to 475 bps.

(7)
On June 7, 2018, borrowing capacity was reduced from $110.0 million to $65.0 million with interest computed based on the lender’s cost of funds plus a margin of 180 to 450 bps. There is a ceiling of 300 bps for 3ML in determining the interest rate for these variable rate notes.

(8)	On January 23, 2018, we voluntarily terminated the Loan Series 2017-1 Notes.
Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of September 30, 2018, we were the servicer of Rights to MSRs sold to NRZ pertaining to $91.5 billion in UPB and the associated outstanding servicing advances as of such date were approximately $2.3 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. See Note 8 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	September 30, 2018	December 31, 2017
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$5,184,227	$4,601,556
Other Financing Liabilities
MSRs pledged, at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	450,845	499,042
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	169,354	9,249
				620,199	508,291
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (4)	MSRs	(4)	Feb. 2028	67,194	72,575
Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (5)	Loans held for investment	(5)	(5)	13,250	—
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (5)	Loans held for investment	(5)	(5)	13,393	—
				26,643	—
Advances pledged (6)	Advances on loans	(6)	(6)	5,283	12,652
				719,319	593,518

				$5,903,546	$5,195,074

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

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

(5)
Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 2 – Securitizations and Variable Interest Entities. The holders of these certificates have no recourse against the assets of Ocwen. The certificates in the INDX 2004-AR11 Trust pay interest based on variable rates which are generally based on weighted average net mortgage rates and which range between 3.29% and 3.62% at September 30, 2018. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the INDX 2004-AR11 Trust and RAST 2003-A11 Trust have maturity dates extending through November 2034 and October 2033, respectively.

(6)
Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity. The effective interest rate is based on 1ML plus a margin of 450 bps.

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	September 30, 2018	December 31, 2017
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$235,687	$298,251
Mortgage loan warehouse facilities
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 200 - 345 bps	Sep. 2019	100,000	—	8,221
Participation agreements (4)	LHFS	N/A	(4)	—	64,798	161,433
Mortgage warehouse agreement (5)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 350 bps	Aug. 2019	—	9,899	32,042
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2018	109,567	40,433	54,086
Master repurchase agreement (7)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Dec. 2018	—	—	—
				209,567	115,130	255,782

				$209,567	350,817	554,033
Unamortized debt issuance costs - SSTL					(3,573)	(5,423)
Discount - SSTL					(1,819)	(2,760)
					$345,425	$545,850

Weighted average interest rate					5.79%	5.22%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, $100.0 million could be used at September 30, 2018 based on the amount of eligible collateral that could be pledged.

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
Borrowings bear interest, at the election of Ocwen, at a rate per annum equal to either (a) the base rate (the greatest of (i) the prime rate in effect on such day, (ii) the federal funds rate in effect on such day plus 0.50% and (iii) 1ML, plus a margin of 4.00% and subject to a base rate floor of 2.00% or (b) 1ML, plus a margin of 5.00% and subject to a 1ML floor of 1.00%. To date, we have elected option (b) to determine the interest rate.

(3)
We primarily use this facility to fund the repurchase of certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our contractual obligations as the servicer of the loans. On September 28, 2018, we renewed this facility through September 27, 2019. In connection with the renewal, we increased the maximum borrowing amount from $137.5 million to $175.0 million, of which $100.0 million is available on a committed basis and the remainder is available at the discretion of the lender.

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

(5)
Under this participation agreement, the lender provides financing for $100.0 million at the discretion of the lender. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. On August 15, 2018, we renewed these facilities through August 15, 2019.

(6)
Under this agreement, the lender provides financing on a committed basis for up to $150.0 million. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.

(7)	Under this agreement, the lender provides financing for up to $50.0 million at the discretion of the lender.

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			September 30, 2018	December 31, 2017
Senior unsecured notes (1)	6.625%	May 2019	$3,122	$3,122
Senior secured notes (2)	8.375%	Nov. 2022	346,878	346,878
			350,000	350,000
Unamortized debt issuance costs			(2,251)	(2,662)
			$347,749	$347,338

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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a particular company, security or obligation. As of September 30, 2018, the S&P long-term corporate rating was “B-”. On September 14, 2018, Moody’s affirmed the long-term corporate rating of “Caa1” and revised the outlook to stable from negative. On July 25, 2018, Fitch affirmed the long-term issuer default rating of “B-” and withdrew all corporate ratings. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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

As of September 30, 2018, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $1.1 billion in consolidated tangible net worth, as defined, at OLS under our match funded debt and certain of our other debt agreements.
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
Note 12 – Other Liabilities

	September 30, 2018	December 31, 2017
Contingent loan repurchase liability	$307,684	$431,492
Other accrued expenses	60,238	75,088
Accrued legal fees and settlements	53,380	51,057
Due to NRZ	46,550	98,493
Servicing-related obligations	30,958	35,239
Checks held for escheat	20,686	19,306
Liability for indemnification obligations	20,543	23,117
Accrued interest payable	15,069	5,172
Liability for mortgage insurance contingency	6,820	6,820
Deferred revenue	4,836	3,463
Liability for uncertain tax positions	3,306	3,252
Derivatives, at fair value	2,567	635
Amounts due in connection with MSR sales	403	8,291
Other	16,287	7,985
	$589,327	$769,410
We establish a liability for legal settlements, including fines and penalties, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated. See Note 20 – Contingencies for additional information.

Accrued Legal Fees and Settlements	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$54,295	$117,020	$51,057	$93,797
Accrual for probable losses (1)	995	2,500	10,777	80,815
Payments (2)	(460)	(55,188)	(8,103)	(120,441)
Issuance of common stock in settlement of litigation (3)	—	—	(5,719)	—
Net increase (decrease) in accrued legal fees	(1,450)	(4,389)	3,282	3,229
Other	—	—	2,086	2,543
Ending balance	$53,380	$59,943	$53,380	$59,943

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
Note 13 – Derivative Financial Instruments and Hedging Activities
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives was designated as a hedge for accounting purposes at September 30, 2018:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at December 31, 2017	$96,339	$240,823	$375,000
Additions	927,700	386,311	154,583
Amortization	—	—	(208,750)
Maturities	(746,615)	(407,759)	—
Terminations	(164,978)	—	—
Notional balance at September 30, 2018	$112,446	$219,375	$320,833

Maturity	Oct. 2018 - Nov. 2018	Dec. 2018	May 2019 - May 2020

Fair value of derivative assets (liabilities) (1) at:
September 30, 2018	$2,816	$(1,873)	$1,211
December 31, 2017	3,283	(545)	2,056

Gains (losses) on derivatives during the nine months ended:	Gain on Loans Held for Sale, Net		Other, Net
September 30, 2018	$137	$2,082	$(308)
September 30, 2017	(1,605)	(8,604)	(207)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets.
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.

Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. We have not entered into any forward exchange contracts during the reported periods to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. Foreign currency remeasurement exchange gains (losses) were $(2.0) million and $(4.7) million, and $(0.7) million and $0.7 million, during the three and nine months ended September 30, 2018 and 2017, respectively, and are reported in Other, net in the unaudited consolidated statements of operations. The losses in 2018 are primarily attributed to depreciation of the India Rupee against the U.S. Dollar.
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
Accumulated Other Comprehensive Loss (AOCL)
Included in AOCL at September 30, 2018 and 2017, were $1.1 million and $1.3 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges.
Note 14 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Financing liabilities
NRZ	$36,717	$13,898	$111,256	$113,681
Other financing liabilities	1,305	1,419	3,849	4,898
	38,022	15,317	115,105	118,579
Match funded liabilities	7,229	11,981	24,491	37,499
Other secured borrowings	6,958	10,990	23,190	30,174
Senior notes	7,452	7,452	22,355	22,355
Other	1,627	1,541	4,460	3,864
	$61,288	$47,281	$189,601	$212,471
Note 15 - Income Taxes
Our effective tax rate for the nine months ended September 30, 2018 and 2017 was (7.1)% and 15.7%, respectively. For the nine months ended September 30, 2018 and 2017, we recorded income tax expense (benefit) of $4.5 million and $(15.5) million on loss before income taxes of $63.7 million and $98.7 million, respectively. The change in the effective tax rate for the nine months ended September 30, 2018, compared with the same period in 2017, was primarily due to the $22.7 million income tax benefit recognized in the third quarter of 2017 related to the reversal of an uncertain tax position liability upon expiration of the statute of limitations. The most significant potential benefit of the Tax Act, the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, did not have an impact on our effective tax rate as we are currently generating losses in the U.S. for which a tax benefit has not been recorded as we have recognized a full valuation allowance on our U.S. deferred tax assets. We recognized incremental income tax expense of $2.8 million for the Base Erosion and Anti-Abuse Tax (BEAT) provision of the Tax Act in the nine months ended September 30, 2018. This increase in income tax expense related to implementing provisions of the Tax Act that were effective January 1, 2018 was offset by a reduction in income tax expense as a result of our adoption of ASU 2016-16 on January 1, 2018, as the deferred tax effects of intra-entity transfers of assets recognized as prepaid income taxes are no longer amortized to income tax expense over the life of the asset. Income tax expense related to uncertain tax positions increased in the nine months ended September 30, 2018 as compared to the same period of 2017, due to the $22.7 million reversal recognized in the third quarter of 2017 as disclosed above.
The reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after-tax earnings. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including BEAT, Global Intangible Low-Taxed Income (GILTI) and revised interest deductibility limitations) which we are currently reviewing. It is possible that any impact of these provisions could significantly reduce the benefit of the reduction in the statutory U.S. federal rate. Due to the uncertain practical and technical application of many of these provisions in the Tax Act, at this time, we are unable to make a final determination of the precise impact on our future earnings, and our accounting for the Tax Act remains incomplete. Ocwen will continue to gather additional information and evaluate the impact within the measurement period allowed, which will be completed no later than the fourth quarter of calendar year 2018.
At December 31, 2017 we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and the reduction in the statutory U.S. federal tax rate. We have not recorded any additional measurement-period adjustments related to the transition tax or the reduction in the U.S. federal tax rate during the nine months ended September 30, 2018. We are continuing to gather additional information and expect to complete our accounting for the transition tax within the prescribed measurement period.
At September 30, 2018 we were not yet able to reasonably estimate the effects of certain elements of the Tax Act, such as BEAT, GILTI and revised interest deductibility limitations. Therefore, no provisional adjustments were recorded.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are permitted to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of our estimated future results of global operations, and as a result, we are not yet able to reasonably estimate the long-term effects of this provision of the Tax Act. Therefore, we have not recorded any deferred tax effects related to GILTI in our financial statements and have not made a policy election regarding whether to record deferred taxes on GILTI or to apply the period cost method as of September 30, 2018. We have, however, included an estimate of the 2018 current GILTI impact in the calculation of our annualized effective tax rate for 2018. In addition, we have included an estimate of the 2018 current BEAT impact in the calculation of our annualized effective tax rate for 2018. We expect to complete our accounting within the prescribed measurement period.

Note 16 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the three and nine months ended September 30, 2018 and 2017, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic loss per share
Net loss attributable to Ocwen stockholders	$(41,147)	$(6,252)	$(68,430)	$(83,483)

Weighted average shares of common stock	133,912,425	128,744,152	133,632,905	125,797,777

Basic loss per share	$(0.31)	$(0.05)	$(0.51)	$(0.66)

Diluted loss per share
Net loss attributable to Ocwen stockholders	$(41,147)	$(6,252)	$(68,430)	$(83,483)

Weighted average shares of common stock	133,912,425	128,744,152	133,632,905	125,797,777
Effect of dilutive elements
Stock option awards	—	—	—	—
Common stock awards	—	—	—	—
Dilutive weighted average shares of common stock	133,912,425	128,744,152	133,632,905	125,797,777

Diluted loss per share	$(0.31)	$(0.05)	$(0.51)	$(0.66)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	4,057,937	6,600,164	5,684,663	5,121,844
Market-based (2)	645,984	862,446	645,984	862,446

(1)	Stock options were anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock.

(2)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
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
Lending. The Lending segment originates conventional and government-insured residential forward and reverse mortgage loans. The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. We originate loans directly with customers (retail channel) in forward lending as well as through our correspondent lending arrangements, broker relationships (wholesale) and retail channels of reverse mortgage lending. In 2017, we closed our forward correspondent lending channel and exited the forward wholesale lending business due to higher liquidity and capital requirements which in turn resulted in these channels being less profitable.

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
Financial information for our segments is as follows:

	Three Months Ended September 30, 2018
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$217,630	$16,917	$3,731	$—	$238,278

Expenses (1)	185,077	18,954	13,495	—	217,526

Other income (expense):
Interest income	2,242	1,255	466	—	3,963
Interest expense	(47,359)	(1,437)	(12,492)	—	(61,288)
Gain on sale of mortgage servicing rights, net	(733)	—	—	—	(733)
Other	(602)	154	(2,519)	—	(2,967)
Other expense, net	(46,452)	(28)	(14,545)	—	(61,025)

Loss before income taxes	$(13,899)	$(2,065)	$(24,309)	$—	$(40,273)

	Three Months Ended September 30, 2017
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$246,545	$31,935	$6,162	$—	$284,642

Expenses	218,565	38,412	16,502	—	273,479

Other income (expense):
Interest income	144	2,857	1,098	—	4,099
Interest expense	(28,568)	(4,504)	(14,209)	—	(47,281)
Gain on sale of mortgage servicing rights, net	6,543	—	—	—	6,543
Other	(418)	555	(1,214)	—	(1,077)
Other expense, net	(22,299)	(1,092)	(14,325)	—	(37,716)

Income (loss) before income taxes	$5,681	$(7,569)	$(24,665)	$—	$(26,553)

	Nine months ended September 30, 2018
Revenue	$674,233	$65,116	$12,767	$—	$752,116

Expenses (1)	523,061	57,036	49,580	—	629,677

Other income (expense):
Interest income	4,136	4,107	1,775	—	10,018
Interest expense	(144,551)	(4,855)	(40,195)	—	(189,601)
Gain on sale of mortgage servicing rights, net	303	—	—	—	303
Other	(2,392)	774	(5,254)	—	(6,872)
Other income (expense), net	(142,504)	26	(43,674)	—	(186,152)

Income (loss) before income taxes	$8,668	$8,106	$(80,487)	$—	$(63,713)

	Nine months ended September 30, 2017
Revenue	$802,347	$95,457	$20,002	$—	$917,806

Expenses	637,406	100,628	92,308	—	830,342

Other income (expense):
Interest income	406	8,612	3,083	—	12,101
Interest expense	(159,822)	(11,171)	(41,478)	—	(212,471)
Gain on sale of mortgage servicing rights, net	7,863	—	—	—	7,863
Other	4,642	658	1,084	—	6,384
Other expense, net	(146,911)	(1,901)	(37,311)	—	(186,123)

Income (loss) before income taxes	$18,030	$(7,072)	$(109,617)	$—	$(98,659)

Total Assets	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
September 30, 2018	$2,726,905	$5,385,437	$348,695	$—	$8,461,037

December 31, 2017	$3,033,243	$4,945,456	$424,465	$—	$8,403,164

September 30, 2017	$2,905,817	$4,679,641	$512,147	$—	$8,097,605

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three months ended September 30, 2018
Depreciation expense	$1,035	$23	$4,500	$5,558
Amortization of debt discount	—	—	235	235
Amortization of debt issuance costs	—	—	599	599

Three months ended September 30, 2017
Depreciation expense	$1,525	$57	$5,408	$6,990
Amortization of mortgage servicing rights	13,081	67	—	13,148
Amortization of debt discount	—	—	258	258
Amortization of debt issuance costs	—	—	644	644

Nine months ended September 30, 2018
Depreciation expense	$3,647	$77	$14,475	$18,199
Amortization of debt discount	—	—	941	941
Amortization of debt issuance costs	—	—	2,261	2,261

Nine months ended September 30, 2017
Depreciation expense	$4,393	$162	$15,875	$20,430
Amortization of mortgage servicing rights	38,351	209	—	38,560
Amortization of debt discount	—	—	797	797
Amortization of debt issuance costs	—	—	1,979	1,979

(1)
Expenses in the Corporate Items and Other segment for the nine months ended September 30, 2018 includes $7.5 million of severance expense attributable to headcount reductions in connection with our strategic initiatives to exit the ACS business and the forward lending correspondent and wholesale channels, as well as our overall efforts to reduce costs.

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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the evolving regulatory environment in which we operate and to meet its requirements. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could incur costs to comply with the terms of such resolutions, including, but not limited to, the costs of audits, reviews and third-party firms to monitor our compliance with such resolutions.
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the

Telephone Consumer Protection Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These laws and regulations apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of, and interest payments on, escrow balances and escrow payment features and fees assessed on borrowers, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, including through CFPB interpretive bulletins and other regulatory pronouncements. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. Over the past decade, the general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers. New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
As further described below and in Note 20 – Contingencies, in recent years Ocwen has entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. For example, we have made various commitments relating to the process of moving loans off the REALServicing® servicing system and onto the Black Knight MSP servicing system, we have engaged a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to the escrow of mortgage loan payments, we have revised various aspects of our complaint handling processes and we have extensive review and reporting obligations to various regulatory bodies with respect to various matters, including our financial condition. We devote significant management time and resources to compliance with these additional requirements. These requirements are generally unique to Ocwen and, while certain of our competitors may have entered into regulatory-related settlements of their own, our competitors are generally not subject to either the same specific or the same breadth of additional requirements to which we are subject.
Ocwen has various subsidiaries that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at September 30, 2018.
OLS, Homeward and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. See Note 20 – Contingencies for additional information relating to our recent interactions with Ginnie Mae as a result of the state regulatory actions discussed in that note. We believe we were in compliance with applicable net worth requirements at September 30, 2018. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements referenced above is based on the total assets of OLS, and the required net worth was $174.5 million at September 30, 2018.

In addition, a number of foreign laws and regulations apply to our operations outside of the U.S., including laws and regulations that govern licensing, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with these laws and regulations could result in adverse actions against us, including (i) restrictions on our operations in these countries, (ii) fines, penalties or sanctions or (iii) reputational damage.
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
The 2017 NY Consent Order requires us to update the NY DFS quarterly on our implementation of certain operational enhancements that we and the NY DFS agreed should be made. We made what we believe to be our final required report to the NY DFS in December 2017. Our updates to date show that all agreed upon enhancements are being implemented. Pursuant to the 2017 NY Consent Order, the NY DFS has the right to examine Ocwen to assess our implementation of such enhancements and the general safety and soundness of our servicing operations. As a result of such examination, if the NY DFS concludes that we have materially failed to implement such enhancements or otherwise finds that our servicing operations are materially deficient, the NY DFS may require Ocwen to hire an independent consultant to review and issue additional recommendations on our servicing operations. The 2017 NY Consent Order grants the NY DFS the additional right to conduct an on-site examination of Ocwen’s servicing practices in order to determine whether to approve Ocwen’s request to ease the restrictions on its ability to acquire new MSRs. To the extent that the NY DFS servicing examination results in adverse findings against Ocwen, the 2017 NY Consent Order provides that the NY DFS could determine not to ease restrictions on our acquiring MSRs or to take other regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations. However, as set forth below, the NY DFS has since modified its restriction on Ocwen’s ability to acquire MSRs in connection with its conditional approval of Ocwen’s acquisition of PHH.
The approval of the NY DFS for the acquisition imposed certain post-closing requirements on Ocwen, including reporting obligations and record retention and other requirements relating to the planned transfer of loans collateralized by New York property (New York loans) onto the Black Knight MSP and certain requirements with respect to the evaluation and supervision of management of both Ocwen Financial Corporation and PHH Mortgage Corporation. In addition, the conditions under which the NY DFS approved the acquisition prohibit Ocwen from boarding any additional loans to the REALServicing ® platform and require that all New York loans be transferred from the REALServicing ® platform by April 30, 2020. With respect to the pre-existing restriction on our ability to acquire MSRs, the conditional approval modifies this restriction to apply only to New York loans and, with respect to New York loans, provides that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year (based on the unpaid principal balance of loans serviced at the prior calendar year-end). This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing ® platform have been successfully migrated to the Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs.
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

Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion at September 30, 2018. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $91.1 million and $21.3 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2018. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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
Our servicing system runs on an information technology system that we license from Altisource pursuant to a statement of work under the Technology Products Services Agreements. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with a competitive platform, our business could suffer. We are currently in the process of transitioning to a new servicing system and have entered into agreements with certain subsidiaries of Black Knight, pursuant to which we plan to transition to the Black Knight MSP. We originally anticipated an 18 to 24-month timeline to complete our transition onto the new servicing system; however, the PHH merger will likely accelerate that timeline because PHH utilizes the Black Knight MSP as its servicing system. Based on substantive discussions with Altisource prior to entering into our agreements with Black Knight, Ocwen expects to enter into mutually acceptable agreements that provide for Ocwen’s transition to the Black Knight MSP and the termination of the statement of work for the use of the REALServicing ® system. Our discussions with Altisource regarding finalizing such agreements are ongoing.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $53.4 million at September 30, 2018. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2018.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC, 2:15-cv-01831 (N.D. Ala.). The plaintiffs are seeking statutory damages under the FDCPA, compensatory damages and injunctive relief. The presiding court previously ruled on Ocwen’s motions to dismiss, and Ocwen answered the operative complaint. Ocwen subsequently entered into an agreement in principle to resolve this matter, and the presiding court is considering motions to approve the settlement. While Ocwen believes that it has sound legal and factual defenses, Ocwen has agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. There can be no assurance that the court will finally approve the settlement. In the event the settlement is not finally approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen. Our accrual with respect to this matter is included in the $53.4 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
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

While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. In October 2017, the court preliminarily approved the settlement and, thereafter, we paid the settlement amount into an escrow account held by the settlement administrator. However, on September 28, 2018, the Court denied the motion for final approval. On October 9, 2018, the parties advised the Court of their intention to further mediate the dispute, in an effort to address certain issues raised by the Court. There can be no assurance that the Court will finally approve the settlement or any revisions to it to which the parties may agree. In the event the settlement or any agreed upon revisions are not finally approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of these existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected.
We have previously disclosed the settlement of the consolidated securities fraud class action lawsuit that contained allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements, among other matters, in the United States District Court for the Southern District of Florida captioned In re Ocwen Financial Corporation Securities Litigation, 9:14-cv-81057-WPD (S.D. Fla.) (such consolidated lawsuit, the Securities Class Action). In March 2018 and April 2018, respectively, Ocwen was named as a defendant in two separate “opt-out” securities fraud actions brought on behalf of certain putative shareholders of Ocwen based on similar allegations to those contained in the Securities Class Action. See Brahman Partners et al. v. Ocwen Financial Corporation et al., 9:18-cv-80359-DMM (S.D. Fla.) and Owl Creek et al. v. Ocwen Financial Corporation et al., 9:18-cv-80506-BB (S.D. Fla.). Our accrual with respect to these matters is included in the $53.4 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued. Ocwen and the other defendants intend to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
We have previously disclosed that as a result of the April 2017 federal and state regulatory actions described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance, among other matters. Those lawsuits were consolidated in the United States District Court for the Southern District of Florida in the matter captioned Carvelli v. Ocwen Financial Corporation et al., 9:14-cv-9:17-cv-80500-RLR (S.D. Fla.). On April 27, 2018, the court in Carvelli granted our motion to dismiss, and dismissed the consolidated case with prejudice. Plaintiffs thereafter filed a notice of appeal, and that appeal remains pending. Ocwen and the other defendants intend to defend themselves vigorously. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of this existing lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. If additional lawsuits are filed, Ocwen intends to vigorously defend itself against such lawsuits. If our efforts to defend the existing lawsuit or any future lawsuit are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
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

In addition, a number of RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the RMBS investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. Previously, one such group of affiliated RMBS investors sought to direct one trustee to bring suit against Ocwen. The trustee declined to bring suit, and the RMBS investors instead brought suit against Ocwen directly. The court dismissed the RMBS investors’ suit without prejudice on October 4, 2017, and the RMBS investors subsequently filed an amended complaint. On January 23, 2018, the court dismissed the RMBS investors’ amended suit with prejudice. The RMBS investors thereafter appealed the district court’s dismissal, and that appeal remains pending. Ocwen is vigorously defending itself. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
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
CFPB
On April 20, 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. Our accrual with respect to this matter is included in the $53.4 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
On April 20, 2017 and shortly thereafter, mortgage and banking regulatory agencies from 29 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. An additional state regulator brought legal action together with that state’s attorney general, as described below. In general, the regulatory actions took the form of orders styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; for ease of reference we also include the District of Columbia as a state when we reference states below. All of the cease and desist orders were applicable to OLS, but additional Ocwen entities were named in some orders, including Ocwen Financial Corporation, OMS, Homeward, Liberty, OFSPL and Ocwen Business Solutions, Inc. (OBS).
We have entered into agreements with all 30 states to resolve these regulatory actions. These agreements generally contain the following key terms (the Multi-State Common Settlement Terms):

•	Ocwen would not acquire any new residential mortgage servicing rights until April 30, 2018.

•
Ocwen will develop a plan of action and milestones regarding its transition from the servicing system we currently use, REALServicing®, to an alternate servicing system and, with certain exceptions, will not board any new loans onto the REALServicing ® system.

•
In the event that Ocwen chooses to merge with or acquire an unaffiliated company or its assets in order to effectuate a transfer of loans from the REALServicing ® system, Ocwen must give the applicable regulatory agency prior notice to the signing of any final agreement and the opportunity to object (which prior notice requirement is independent of, and in addition to, applicable state law notice and consent requirements relating to change of control transactions). If no objection is received, the provisions of the first bullet point above shall not prohibit the transaction or limit the transfer of loans from the REALServicing ® system onto the merged or acquired company’s alternate servicing system. In the event that an unaffiliated company merges with or acquires Ocwen or Ocwen’s assets, the provisions of the first bullet point above shall not prohibit the transaction or limit the transfer of loans from the REALServicing ® system onto the merging or acquiring company’s alternate servicing system.

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
Accordingly, we have now resolved all of the administrative actions (but not all of the legal actions, which are described below) taken by state regulators on April 20, 2017 and shortly thereafter.
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including, developing and providing periodic updates regarding our plan to transition to an alternate loan servicing system (which our acquisition of PHH could help to accelerate), developing and implementing certain enhancements to our consumer complaint process, engaging a third-party auditor who is currently performing escrow-related testing, and complying with our other information sharing and reporting obligations.
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
Our accrual with respect to the administrative and legal actions initiated on April 20, 2017 and shortly thereafter is included in the $53.4 million litigation and regulatory matters accrual referenced above. We will also incur costs complying with the terms of the settlements we have entered into, including in connection with the escrow review and transition to a new servicing system. For example, with respect to the escrow review, which is currently underway, we will incur remediation costs to the extent that errors are identified which require remediation. If we fail to comply with the terms of our settlements, additional administrative or legal regulatory actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. We continue to provide information to the Department of Justice and we are engaged in ongoing discussions with the Department of Justice relating to this inquiry. In addition, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization alleging discrimination in the manner in which the company maintains REO properties in minority communities. In February 2018, this matter was administratively closed, and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
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
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and that Ginnie Mae had accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it would forbear from immediately exercising any rights relating to this matter. In a letter dated August 1, 2018, Ginnie Mae informed us that, based on Ocwen’s progress resolving its state regulatory matters, Ginnie Mae considered the matter satisfied, subject to our compliance with ongoing reporting requirements relating to our state regulatory settlements and transition to the Black Knight MSP.
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
At September 30, 2018 and September 30, 2017, we had outstanding representation and warranty repurchase demands of $26.5 million UPB (160 loans) and $40.2 million UPB (213 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$19,229	$24,285
Provision for representation and warranty obligations	4,443	(3,285)
New production reserves	259	554
Charge-offs and other (1)	(6,824)	(3,036)
Ending balance	$17,107	$18,518

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2018.
Other
OLS, on its own behalf and on behalf of various investors, has been engaged in a variety of activities to seek payments from mortgage insurers for unpaid claims, including claims where the mortgage insurers paid less than the full claim amount. Ocwen believes that many of the actions by mortgage insurers were in violation of the applicable insurance policies and insurance law. In some cases, Ocwen has entered into tolling agreements, initiated arbitration or litigation, engaged in settlement discussions, or taken other similar actions. To date, Ocwen has settled with three mortgage insurers, and expects the ultimate outcome to result in recovery of additional unpaid claims, although we cannot quantify the likely amount at this time.
We may, from time to time, have affirmative indemnification claims against parties from whom we acquired MSRs or other assets. Although we pursue these claims, we cannot currently estimate the amount, if any, of further recoveries.

Note 21 – Subsequent Events
PHH Acquisition
On October 4, 2018, Ocwen completed its acquisition of PHH, a non-bank servicer with established servicing and origination recapture capabilities. We believe this acquisition will enable us to obtain the following key strategic and financial benefits: (i) accelerate Ocwen’s transition to the Black Knight MSP servicing platform; (ii) reduce fixed costs, on a combined basis, through reductions in corporate overhead and other costs and improved economies of scale; and (iii) provide a foundation to enable the combined servicing platform to resume new business and growth activities to offset portfolio runoff. The results of PHH operations will be included in Ocwen’s consolidated statement of operations from the date of acquisition. Assets acquired and liabilities assumed will be recorded at their fair value as of the date of acquisition based on management’s estimates using currently available information. The acquisition will be accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations.
The aggregate consideration paid to the former holders of PHH common stock was $358.4 million in cash, with $325.0 million from PHH and $33.4 million from Ocwen. We expect to recognize a bargain purchase gain, net of tax, in connection with the acquisition. The anticipated bargain purchase gain results from the losses we expect PHH to incur in the future that were contemplated as part of the purchase price. To the extent those losses are realized, they will be included in our consolidated statements of operations. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete as of the filing date and therefore the amount of the actual bargain purchase gain has not yet been determined.
As part of the acquisition Ocwen assumed certain contingent liabilities, including contingent liabilities relating to pending and threatened legal and regulatory proceedings. Similar to Ocwen and other mortgage loan servicers and lenders, PHH and its subsidiaries are routinely, and currently, defendants in various legal proceedings that arise in the ordinary course of PHH's business, including class action proceedings. These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing mortgage servicing and lending activities, and contractual obligations. Similar to Ocwen and other mortgage loan servicers and lenders, PHH and its subsidiaries are also routinely, and currently, subject to government and regulatory examinations, investigations and inquiries or other requests for information. The resolution of these various legal and regulatory matters may result in adverse judgments, fines, penalties, injunctions and other relief against PHH as well as monetary payments or other agreements and obligations. In particular, legal proceedings brought under RESPA or other federal or state consumer protection laws that are ongoing, or may arise from time to time, may include the award of treble and other damages substantially in excess of actual losses, attorneys' fees and expenses, injunctive relief and remediation or other consumer relief. These proceedings and matters are at varying procedural stages and PHH may engage in settlement discussions on certain matters in order to avoid the additional costs of engaging in litigation. The outcome of any legal or regulatory matter is inherently difficult to predict or estimate and the ultimate time to resolve any such matter may be protracted. In addition, the outcome in one or more legal or regulatory matters may affect the outcome of other pending or threatened legal or regulatory matters. The ultimate resolution of any particular legal or regulatory matter, whether through negotiated settlement, court rulings or otherwise, could be material to Ocwen’s business, reputation, financial condition, liquidity and results of operations.
Costs incurred in connection with the transaction are expensed as incurred and are reported in Professional services in the unaudited consolidated statements of operations. Such costs were $1.7 million and $6.6 million during the three and nine months ended September 30, 2018, respectively.
Due to the timing of the acquisition occurring subsequent to the end of the third quarter of 2018, the initial accounting for the business combination is incomplete as of the filing date as disclosed above, and certain disclosures, including the supplemental pro forma financial information, have been omitted from these unaudited consolidated financial statements. We will include the disclosures required by ASC 805, Business Combinations, in our 2018 Annual Report on Form 10-K. We are currently evaluating the impact of this acquisition on our reportable segments.

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
The majority of our revenues are generated from our residential mortgage servicing business. Regulatory restrictions on acquisitions of MSRs and portfolio runoff continue to negatively impact the size of, and revenues from, our servicing portfolio. While we have made progress, we have not been able to reduce our overall expenses by a comparative amount, in part because of the relatively fixed nature of certain aspects of our corporate overhead. In addition, continuing regulatory and legal matters have negatively impacted our results. We have incurred a net loss in each of the last four fiscal years and for the nine months ended September 30, 2018, which has significantly eroded stockholders’ equity and weakened our financial condition.
Earlier this year, we entered into an agreement to acquire PHH because we believed that we would need to grow our revenues in order to drive stronger financial performance. On October 4, 2018, we completed our acquisition of PHH, which became a wholly owned subsidiary of Ocwen. On a combined basis as of September 30, 2018, Ocwen and PHH serviced 1.7 million loans with a UPB of $287.0 billion. In 2017, on a combined basis Ocwen and PHH originated more than $3.0 billion UPB in residential mortgage loans, including reverse mortgages and excluding forward lending correspondent and wholesale channels which Ocwen exited during 2017.
We believe this acquisition will enable us to obtain the following key strategic and financial benefits:

•	Accelerate Ocwen’s transition to the Black Knight MSP servicing platform;

•	Reduce fixed costs, on a combined basis, through reductions in corporate overhead and other costs;

•	Improve economies of scale; and,

•	Provide a foundation to enable the combined servicing platform to resume new business and growth activities to offset portfolio runoff.
We expect to recognize a bargain purchase gain, net of tax, in connection with the acquisition of PHH. The anticipated bargain purchase gain results from the fair value of PHH’s net assets exceeding the purchase price we paid. The purchase price we negotiated contemplated that PHH may incur losses after the acquisition date. To the extent those losses are realized, they will be included in our consolidated statements of operations. In addition, there can be no assurances that the desired strategic and financial benefits of the acquisition will be realized.
The approval of NY DFS for the acquisition imposed certain post-closing requirements on Ocwen, including certain reporting obligations and certain record retention and other requirements relating to the planned transfer of New York loans onto the Black Knight MSP servicing platform as well as certain requirements with respect to the management of PHH Mortgage Corporation (PMC), a licensed subsidiary of PHH. In addition, the NY DFS modified its restriction on Ocwen’s ability to acquire MSRs to allow certain acquisitions of MSRs that are boarded onto the Black Knight MSP servicing platform subject to annual portfolio growth limitations until such time as the NY DFS determines that all loans have been successfully migrated to the Black Knight MSP servicing platform and that Ocwen has developed a satisfactory infrastructure to board sizeable portfolios of MSRs.
Now that we have consummated our acquisition of PHH, if we can execute on five key initiatives, we believe we will drive stronger financial performance. First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto the Black Knight MSP servicing platform. Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process. Third, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. Fourth, we must replenish our servicing portfolio through expanding our lending business and permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets. Finally, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our growth and other initiatives.

We have significantly strengthened our cash position through the receipt of aggregate lump-sum payments of $334.2 million in connection with our 2017 Agreements and the New RMSR Agreements with NRZ. However, these upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements. Accordingly, the new agreements provide for a larger portion of future servicing compensation to be retained by NRZ.

We continue to invest cash amounts that are excess to our immediate business needs to achieve targeted investment returns within our risk appetite and we have also deployed excess cash to reduce secured borrowings. We continue to evaluate options to grow our revenues through select investments. There can be no assurances we will be able to execute on our plans or that the returns on such investments will ultimately meet our targets.
Our business, operating results and financial condition have been significantly impacted in recent periods by regulatory actions against us and by significant litigation matters. Should the number or scope of regulatory or legal actions against us increase or expand or should we be unable to reach reasonable resolutions in existing regulatory and legal matters, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected, even if we are otherwise successful in our ongoing efforts to drive stronger financial performance.
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

Results of Operations Summary	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Revenue
Servicing and subservicing fees	$213,730	$233,220	(8)%	$658,095	$761,523	(14)%
Gain on loans held for sale, net	16,942	25,777	(34)	61,135	76,976	(21)
Other	7,606	25,645	(70)	32,886	79,307	(59)
Total revenue	238,278	284,642	(16)	752,116	917,806	(18)

Expenses
Compensation and benefits	63,307	90,538	(30)	211,220	272,750	(23)
Professional services	40,662	38,417	6	110,821	145,651	(24)
MSR valuation adjustments, net	41,448	33,426	24	91,695	115,446	(21)
Servicing and origination	31,758	52,246	(39)	91,452	128,061	(29)
Technology and communications	20,597	27,929	(26)	67,306	79,530	(15)
Occupancy and equipment	11,896	15,340	(22)	37,369	49,569	(25)
Other	7,858	15,583	(50)	19,814	39,335	(50)
Total expenses	217,526	273,479	(20)	629,677	830,342	(24)

Other income (expense)
Interest income	3,963	4,099	(3)	10,018	12,101	(17)
Interest expense	(61,288)	(47,281)	30	(189,601)	(212,471)	(11)
Gain (loss) on sale of mortgage servicing rights, net	(733)	6,543	(111)	303	7,863	(96)
Other, net	(2,967)	(1,077)	175	(6,872)	6,384	(208)
Total other expense, net	(61,025)	(37,716)	61	(186,152)	(186,123)	(1)

Loss before income taxes	(40,273)	(26,553)	51	(63,713)	(98,659)	(38)
Income tax expense (benefit)	845	(20,418)	(104)	4,541	(15,465)	(129)
Net loss	(41,118)	(6,135)	568	(68,254)	(83,194)	(20)
Net income attributable to non-controlling interests	(29)	(117)	(75)	(176)	(289)	(39)
Net loss attributable to Ocwen stockholders	$(41,147)	$(6,252)	556%	$(68,430)	$(83,483)	(21)%

Segment income (loss) before income taxes
Servicing	$(13,899)	$5,681	(345)%	$8,668	$18,030	(52)%
Lending	(2,065)	(7,569)	(73)	8,106	(7,072)	(215)
Corporate Items and Other	(24,309)	(24,665)	(1)	(80,487)	(109,617)	(27)
	$(40,273)	$(26,553)	52%	$(63,713)	$(98,659)	(35)%
n/m: not meaningful

Three Months Ended September 30, 2018 versus 2017
Servicing and subservicing fees were $19.5 million, or 8%, lower than the third quarter of 2017, primarily due to portfolio runoff, consistent with the 14% and 13% decline in our residential portfolio average UPB and loan count, respectively. The number of completed modifications increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as our non-HAMP modification programs replace the HAMP program which expired on December 31, 2016. Revenue recognized in connection with loan modifications was $14.4 million and $14.5 million for the third quarter of 2018 and 2017, respectively.

The $8.8 million, or 34%, decline in Gains on loans held for sale, net in the third quarter of 2018 is primarily due to a decrease in total loan production offset in part by higher margins. Forward lending originations declined as a result of our exit from the forward lending correspondent and wholesale channels and rising interest rates which reduced refinance volume. Changes to the FHA HECM program for originations after October 1, 2017 have negatively impacted reverse lending origination volume.
Other revenue for the third quarter of 2018 declined $18.0 million, or 70%, largely due to a $7.0 million decline in REO referral commissions in connection with the transfer of the rights to such commissions to NRZ effective with the New RMSR Agreements, and a $7.1 million unfavorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability. Rising interest rates reduce the average life of our HECM reverse mortgage loans as Adjustable Rate Mortgage (ARM) borrowers reach their maximum loan amount faster, reducing projected service fees, net of subservicing fees, and available future draws, and accelerating loan resolutions. CRL premium revenue declined $1.6 million consistent with the decline in the number of foreclosed real estate properties in the servicing portfolio, and loan origination fees were lower on lower lending segment production volumes.
MSR valuation adjustments, net, increased $8.0 million, or 24%, as compared to the third quarter of 2017, primarily due to higher interest rates in the third quarter of 2018 and a resulting increase in advance funding costs related to our non-Agency MSRs, with no offsetting favorable impact to our Agency MSRs based on our third quarter benchmarking review. MSR valuation adjustments for the third quarter of 2017 include the impact of a favorable benchmarking update to modeled losses on certain financed FHA and VA MSRs.
Excluding MSR valuation adjustments, net, expenses were $64.0 million, or 27%, lower as compared to the third quarter of 2017.
Compensation and benefits expense for the third quarter of 2018 declined $27.2 million, or 30%, as average headcount declined by 24%, including a 31% reduction in U.S.-based headcount, consistent with our efforts to reduce servicing operations costs and corporate overhead in line with the runoff of our servicing portfolio and consistent with our strategic decisions to exit the ACS business and the forward lending correspondent and wholesale channels.
Servicing and origination expense decreased $20.5 million, or 39%, as compared to the third quarter of 2017 primarily due to a $15.0 million reduction in government-insured claim loss provisions and a $5.4 million reduction in losses related to non-recoverable advances and receivables. We recorded additional reserves in the prior year on reinstated or modified government-insured claims.
Declines of $7.3 million and $3.4 million in Technology and communication and Occupancy and equipment expenses, respectively, as compared to the third quarter of 2017, are largely a result of our cost reduction efforts that include bringing technology services in-house and closing and consolidating certain facilities.
Other expenses were $7.7 million, or 50%, lower in the third quarter of 2018 as the three months ended September 30, 2017 includes a $6.8 million charge to write-off the carrying value of internally-developed software used in our wholesale forward lending business in connection with our decision to exit that channel and sell the furniture, fixtures and equipment located at our Westborough, Massachusetts facility. Advertising expense declined $1.9 million as a result of our exit from the forward lending correspondent and wholesale channels.
Interest expense for the third quarter of 2018 increased $14.0 million, or 30%, as compared to the third quarter of 2017, primarily due to the $22.8 million increase in interest expense on the NRZ financing liabilities, which we account for at fair value, offset by a $4.8 million decrease in interest on match funded liabilities, consistent with the decline in servicing advances, and a $3.1 million decrease in interest on borrowings under our mortgage loan warehouse facilities due to lower forward lending production volumes.
The increase in interest expense on the NRZ financing liabilities is primarily the result of the $37.6 million favorable fair value adjustment recorded in the third quarter of 2017 in connection with the $54.6 million lump sum payment we received from NRZ on execution of the 2017 Agreements on July 23, 2017, offset in part by runoff of the NRZ servicing portfolio.
Nine Months Ended September 30, 2018 versus 2017
Servicing and subservicing fees declined $103.4 million, or 14%, in the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to portfolio runoff and a reduction in completed modifications. The average UPB and loan count in our residential portfolio declined 14% and 13%, respectively, as compared to the nine months ended September 30, 2017.
Gains on loans held for sale, net declined $15.8 million, or 21%, as compared to the nine months ended September 30, 2017 primarily due to lower forward and reverse loan production volumes partially offset by higher margins.

The $46.4 million, or 59% decline in Other revenue as compared to the nine months ended September 30, 2017 is primarily due to a $24.7 million decline in REO referral commissions, a $5.0 million decline in CRL premiums and a $10.6 million unfavorable net change in the fair values of our HECM loans and the related HMBS financing liability. Loan origination fees also declined on significantly lower correspondent loan production as a result of our exit from this channel in 2017.
MSR valuation adjustments, net, decreased $23.8 million, or 21%, as compared to the nine months ended September 30, 2017, primarily driven by a net favorable impact of higher interest rates, with the favorable impact of slower projected Agency prepayment speeds more than offsetting the unfavorable impact of higher non-Agency advance funding costs, and a favorable impact of slower actual runoff in the non-Agency MSRs in 2018.
Excluding MSR valuation adjustments, net, expenses were $176.9 million, or 25%, lower as compared to the nine months ended September 30, 2017.
Compensation and benefits expense for the nine months ended September 30, 2018 declined $61.5 million, or 23%, as average headcount declined by 23%, including a 29% reduction in U.S.-based headcount. These declines are the result of our efforts to reduce costs of our servicing operations and corporate overhead, as well as our strategic decisions to exit the ACS business and the forward lending correspondent and wholesale channels. The reduction in Compensation and benefits expense resulting from the decline in headcount was offset in part by a $4.6 million increase in related severance expense for the nine months ended September 30, 2018.
Servicing and origination expense decreased $36.6 million, or 29%, as compared to the nine months ended September 30, 2017 primarily due to a $22.6 million decrease in government-insured claim loss provisions recorded in the prior year on reinstated or modified loans along with a decline in claims, an $8.1 million reduction in losses related to non-recoverable advances and receivables, a $2.9 million reduction in CRL reinsurance commissions due to the decline in foreclosed real estate properties, and a general decline in other expenses resulting from the declines in our servicing portfolio and loan production volume.
Professional services expense was $34.8 million, or 24%, lower for the nine months ended September 30, 2018 as compared to same period of 2017 primarily due to a $29.3 million decline in legal expenses, a $6.4 million decrease in monitor expenses and a $1.7 million reduction in fees incurred in connection with our conversion of NRZ’s Rights to MSRs to fully-owned MSRs, offset in part by $6.6 million of fees related to the PHH Merger Agreement incurred during the nine months ended September 30, 2018. The CA Auditor appointment and the NY Operations Monitor appointment were terminated in 2017. We are not currently incurring any expenses related to regulatory monitors.
As disclosed above, cost reduction efforts and the decline in the size of our servicing portfolio drove declines in Occupancy and equipment expense ($12.2 million) and Technology and communication expense ($12.2 million) as compared to the nine months ended September 30, 2017.
The $19.5 million, or 50%, decrease in Other expenses as compared to the nine months ended September 30, 2017 is due in large part to the $6.8 million charge recognized in the third quarter of 2017 to write-off the carrying value of internally-developed software used in our wholesale forward lending business, a $4.9 million reduction in advertising expenses, a $4.5 million decline in the provision for losses on ACS automotive dealer financing notes as we exited the ACS business in the first quarter of 2018 and a $2.4 million decline in bank charges.
Interest expense for the nine months ended September 30, 2018 declined $22.9 million, or 11%, as compared to the same period of 2017 primarily because of a $13.0 million decrease in interest on match funded liabilities, a $6.3 million decrease in interest on borrowings under our mortgage loan warehouse facilities and a $2.4 million decline in interest expense on the NRZ financing liabilities.
The decline in interest expense on the NRZ financing liabilities was due to runoff of the NRZ servicing portfolio offset by a $15.7 million reduction in net favorable fair value adjustments as compared to the nine months ended September 30, 2017. Interest expense for the third quarter of 2017 included a $37.6 million favorable fair value adjustment on the NRZ financing liability in connection with the transfer of MSRs, as discussed above, while the first quarter of 2018 included a $16.6 million favorable fair value adjustment related to the $279.6 million lump-sum upfront payment we received in January 2018 in accordance with the terms of the New RMSR Agreements.
Although we incurred a pre-tax loss of $63.7 million for the nine months ended September 30, 2018, we recorded income tax expense of $4.5 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. Income tax expense for the nine months ended September 30, 2018 includes additional expense related to the Tax Act that was partially offset by a reduction in expense related to the tax effects of intra-entity asset transfers that are no longer recognized effective with our adoption of ASU 2016-16 on January 1, 2018. We recognized a $22.7 million income tax benefit in the third quarter of 2017 related to the reversal of an uncertain tax position liability upon expiration of the statute of limitations. The overall effective tax rate for the nine months ended September 30, 2018 and 2017 is (7.1)% and 15.7%, respectively.

Financial Condition Summary	September 30, 2018	December 31, 2017	% Change
Cash	$254,843	$259,655	(2)%
Mortgage servicing rights	999,282	1,008,844	(1)
Advances and match funded assets	1,101,104	1,389,150	(21)
Loans held for sale	217,436	238,358	(9)
Loans held for investment, at fair value	5,307,560	4,715,831	13
Other	580,812	791,326	(27)
Total assets	$8,461,037	$8,403,164	1%

Total Assets by Segment
Servicing	$2,726,905	$3,033,243	(10)%
Lending	5,385,437	4,945,456	9
Corporate Items and Other	348,695	424,465	(18)
	$8,461,037	$8,403,164	1%

HMBS-related borrowings, at fair value	$5,184,227	$4,601,556	13%
Other financing liabilities	719,319	593,518	21
Match funded liabilities	714,246	998,618	(28)
SSTL and other secured borrowings, net	345,425	545,850	(37)
Senior notes, net	347,749	347,338	—
Other	589,327	769,410	(23)
Total liabilities	$7,900,293	$7,856,290	1%

Total Ocwen stockholders’ equity	559,556	545,040	3
Non-controlling interest in subsidiaries	1,188	1,834	(35)
Total equity	560,744	546,874	3
Total liabilities and equity	$8,461,037	$8,403,164	1%

Total Liabilities by Segment
Servicing	$1,912,480	$2,233,431	(14)%
Lending	5,314,692	4,861,928	9
Corporate Items and Other	673,121	760,931	(12)
	$7,900,293	$7,856,290	1%

Changes in the composition and balance of our assets and liabilities during the nine months ended September 30, 2018 are principally attributable to Loans held for investment and Financing liabilities, which increased because of our reverse mortgage securitizations which are accounted for as secured financings. Match funded liabilities declined consistent with lower advances and match funded advances on a declining servicing portfolio. Total equity increased as a result of the effect of our fair value election for MSRs previously accounted for using the amortization method less the net loss recognized for the nine months ended September 30, 2018. Our fair value election for these MSRs resulted in an $82.0 million increase in retained earnings recorded as of January 1, 2018 to reflect the excess of the fair value of the MSRs over their carrying amount on the election date.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment.

Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements (which are typically payable as a percentage of UPB) as well as ancillary fees, including late fees, HAMP fees, REO referral commissions, float earnings and Speedpay® fees relating to owned MSRs. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. We typically earn these fees either as a percentage of UPB or on a per loan basis. Per loan fees typically vary based on delinquency status. As of September 30, 2018, we serviced 1.1 million loans with an aggregate UPB of $161.0 billion.
Prior to January 18, 2018, for loans underlying Rights to MSRs, the servicing fees were apportioned between NRZ and us such that NRZ retained a fee based on the UPB of the loans serviced, and OLS received certain fees, including a performance fee based on servicing fees paid less an amount calculated based on the amount of servicing advances and the cost of financing those advances as well as ancillary fees (other than float earnings). From January 18, 2018 going forward, in addition to a base servicing fee, Ocwen will continue to receive certain ancillary fees, primarily late fees, loan modification fees and Speedpay® fees, while NRZ will receive all float earnings, servicing fees in excess of the base fee paid to OLS and certain REO-related income including REO referral commissions. OLS may also receive certain incentive fees or pay penalties tied to various contractual performance metrics.
Effective January 1, 2018, our entire portfolio of MSRs is carried at fair value. Prior to that date, conforming and government insured MSR classes were carried at amortized cost. We are reporting changes in fair value, amortization and impairments related to our MSRs in MSR valuation changes, net on our unaudited consolidated statements of operations. The value of our MSRs are typically correlated to changes in interest rates; as interest rates rise the value of the servicing portfolio typically rises as a result of lower anticipated prepayment speeds. Valuation is also impacted by loan delinquency rates whereby as delinquency rates decline, the value of the servicing portfolio rises. While we do not hedge changes in the fair value of our MSRs, changes in fair value of any fair value elected financing liabilities, which are recorded in interest expense in our unaudited consolidated statements of operations, will partially offset the changes in fair value of the related MSRs.
We recognize the proceeds received in connection with Rights to MSRs transactions as a financing liability that we elected to account for at fair value. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs is determined using the mid-point of the range of prices provided by third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR. Since we have elected fair value for our portfolio of non-Agency MSRs, future fair value changes in the Financing Liability - MSRs Pledged will offset changes in the fair value of the related MSRs. See Note 8 — Rights to MSRs for additional information.
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

The following table summarizes our key servicer ratings by these rating agencies:

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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue
Servicing and subservicing fees
Residential	$213,377	$231,272	(8)%	$655,602	$756,119	(13)%
Commercial	1,050	2,314	(55)	4,301	6,209	(31)
	214,427	233,586	(8)	659,903	762,328	(13)
Gain on loans held for sale, net	1,334	4,054	(67)	7,914	8,767	(10)
Other	1,869	8,905	(79)	6,416	31,252	(79)
Total revenue	217,630	246,545	(12)	674,233	802,347	(16)

Expenses
Compensation and benefits	32,130	40,312	(20)	103,365	121,678	(15)
MSR valuation adjustments, net	41,289	33,359	24	91,307	115,237	(21)
Servicing and origination	27,883	46,684	(40)	80,303	110,650	(27)
Professional services	13,605	14,148	(4)	38,422	49,076	(22)
Technology and communications	9,850	11,970	(18)	30,838	35,779	(14)
Occupancy and equipment	8,475	11,098	(24)	28,335	35,431	(20)
Corporate overhead allocations	48,845	59,211	(18)	145,710	168,345	(13)
Other	3,000	1,783	68	4,781	1,210	295
Total expenses	185,077	218,565	(15)	523,061	637,406	(18)

Other income (expense)
Interest income	2,242	144	n/m	4,136	406	919
Interest expense	(47,359)	(28,568)	66	(144,551)	(159,822)	(10)
Gain (loss) on sale of mortgage servicing rights, net	(733)	6,543	(111)	303	7,863	(96)
Other, net	(602)	(418)	44	(2,392)	4,642	(152)
Total other expense, net	(46,452)	(22,299)	108	(142,504)	(146,911)	(3)

Income before income taxes	$(13,899)	$5,681	(345)%	$8,668	$18,030	(52)%
n/m: not meaningful

The following tables provide selected operating statistics:

At September 30,	2018	2017	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$148,440,800	$169,840,643	(13)%
Non-performing loans	10,174,351	14,230,148	(29)
Non-performing real estate	2,381,323	3,397,527	(30)
Total	$160,996,474	$187,468,318	(14)%

Conventional loans (2)	$42,845,089	$53,202,003	(19)%
Government-insured loans	19,855,900	21,727,342	(9)
Non-Agency loans	98,295,485	112,538,973	(13)
Total	$160,996,474	$187,468,318	(14)%

Percent of total UPB:
Servicing portfolio	42%	42%	—%
Subservicing portfolio	1	2	(50)
NRZ (3)	57	56	2
Non-performing residential assets serviced	8	9	(11)

Number:
Performing loans (1)	1,045,029	1,178,537	(11)%
Non-performing loans	49,982	72,213	(31)
Non-performing real estate	11,811	16,803	(30)
Total	1,106,822	1,267,553	(13)%

Conventional loans (2)	262,968	317,588	(17)%
Government-insured loans	145,233	159,439	(9)
Non-Agency loans	698,621	790,526	(12)
Total	1,106,822	1,267,553	(13)%

Percent of total number:
Servicing portfolio	40%	40%	—%
Subservicing portfolio	1	2	(50)
NRZ (3)	59	58	2
Non-performing residential assets serviced	6	7	(14)

	Three Months			Nine Months
Periods ended September 30,	2018	2017	% Change	2018	2017	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$69,502,586	$79,836,441	(13)%	$71,985,417	$82,257,200	(12)%
Subservicing portfolio	1,498,324	3,672,537	(59)	1,655,913	4,018,896	(59)
NRZ (3)	93,097,665	107,589,331	(13)	96,575,894	112,279,580	(14)
Total	$164,098,575	$191,098,309	(14)%	$170,217,224	$198,555,676	(14)%

Prepayment speed (average CPR)	14%	15%	(7)%	14%	15%	(7)%
% Voluntary	82	82	—	82	81	1
% Involuntary	18	18	—	18	19	(5)
% CPR due to principal modification	1	1	—	1	1	—

Average number:
Servicing portfolio	447,598	510,455	(12)%	463,533	524,337	(12)%
Subservicing portfolio	15,039	27,994	(46)	16,737	29,774	(44)
NRZ (3)	663,587	750,078	(12)	684,769	777,821	(12)
	1,126,224	1,288,527	(13)%	1,165,039	1,331,932	(13)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$52,541	$62,465	(16)%	$166,700	$195,683	(15)%
Subservicing	657	1,760	(63)	2,443	5,792	(58)
NRZ	120,593	129,228	(7)	374,322	420,151	(11)
	173,791	193,453	(10)	543,465	621,626	(13)
Late charges	14,773	14,878	(1)	44,516	47,120	(6)
Custodial accounts (float earnings)	10,351	7,380	40	26,156	18,027	45
Loan collection fees	4,907	5,654	(13)	14,666	17,889	(18)
HAMP fees	3,365	6,202	(46)	11,622	37,662	(69)
Other	6,190	3,705	67	15,177	13,795	10
	$213,377	$231,272	(8)%	$655,602	$756,119	(13)%

	Three Months			Nine Months
Periods ended September 30,	2018	2017	% Change	2018	2017	% Change
Interest Expense on NRZ Financing Liability (4)
Servicing fees collected on behalf of NRZ	$120,593	$129,228	(7)%	$374,322	$420,151	(11)%
Less: Subservicing fee retained by Ocwen	33,335	68,536	(51)	101,997	226,483	(55)
Net servicing fees remitted to NRZ	87,258	60,692	44	272,325	193,668	41
Less: Reduction (increase) in financing liability
Changes in fair value
Original Rights to MSRs Agreements	4,844	(9,854)	(149)	(3,938)	(9,854)	(60)
2017 Agreements and New RMSR Agreements	(2,163)	36,878	(106)	15,261	36,878	(59)
Runoff, settlements and other
Original Rights to MSRs Agreements	14,095	19,003	(26)	45,455	52,196	(13)
2017 Agreements and New RMSR Agreements	33,765	767	n/m	104,291	767	n/m
	$36,717	$13,898	164%	$111,256	$113,681	(2)%

Number of Completed Modifications
HAMP	316	620	(49)%	987	12,249	(92)%
Non-HAMP	8,863	5,924	50	30,542	23,719	29
Total	9,179	6,544	40%	31,529	35,968	(12)%

Financing Costs
Average balance of advances and match funded advances	$1,145,026	$1,441,798	(21)%	$1,227,819	$1,544,824	(21)%
Average borrowings
Match funded liabilities	702,679	1,046,772	(33)	753,805	1,146,096	(34)
Financing liabilities	729,049	525,806	39	760,491	546,324	39
Other secured borrowings	1,753	17,711	(90)	2,404	21,999	(89)
Interest expense on borrowings
Match funded liabilities	7,229	11,196	(35)	23,323	36,015	(35)
Financing liabilities	38,259	15,317	150	115,625	118,579	(2)
Other secured borrowings	244	513	(52)	1,144	1,371	(17)
Effective average interest rate
Match funded liabilities	4.12%	4.28%	(4)	4.13%	4.19%	(1)
Financing liabilities (4)	20.99	11.65	80	20.27	28.94	(30)
Other secured borrowings	55.68	11.59	380	63.45	8.31	664
Facility costs included in interest expense	$1,183	$2,305	(49)	$4,185	$5,724	(27)
Average 1ML	2.11%	1.23%	72	1.91%	1.02%	87

	Three Months			Nine Months
Periods ended September 30,	2018	2017	% Change	2018	2017	% Change
Average Employment
India and other	3,981	4,927	(19)%	4,192	5,251	(20)%
U.S.	938	1,173	(20)	1,008	1,215	(17)
Total	4,919	6,100	(19)%	5,200	6,466	(20)%

Collections on loans serviced for others	$7,830,901	$9,196,616	(15)%	$23,746,463	$28,063,649	(15)%
n/m: not meaningful

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 119,974 and 144,461 prime loans with a UPB of $20.6 billion and $25.7 billion at September 30, 2018 and September 30, 2017, respectively, which we service or subservice.

(3)	Loans serviced by Ocwen for which the Rights to MSRs have been sold to NRZ, including loans that have been converted to fully-owned MSRs.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 22.41% and 12.79% for the three months ended September 30, 2018 and 2017, respectively, and 21.72% and 33.58% for the nine months ended September 30, 2018 and 2017, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2018	2017	2018	2017
Portfolio at January 1	$179,352,554	$209,092,130	1,221,695	1,393,766
Additions	546,619	1,403,213	2,694	6,675
Sales	(3,292)	(52,162)	(39)	(260)
Servicing transfers	(302,120)	(220,169)	(1,840)	(1,253)
Runoff	(6,204,885)	(7,853,998)	(36,598)	(44,972)
Portfolio at March 31	$173,388,876	$202,369,014	1,185,912	1,353,956
Additions	655,943	1,152,541	2,906	5,434
Sales	(6,459)	(82,571)	(43)	(410)
Servicing transfers	(218,871)	(484,530)	(2,467)	(2,015)
Runoff	(6,692,475)	(8,156,030)	(40,219)	(46,855)
Portfolio at June 30	$167,127,014	$194,798,424	1,146,089	1,310,110
Additions	641,286	731,276	2,808	3,171
Sales	(572,129)	(28,825)	(3,228)	(221)
Servicing transfers	(31,375)	(212,908)	(3,465)	(1,332)
Runoff	(6,168,322)	(7,819,649)	(35,382)	(44,175)
Portfolio at September 30	$160,996,474	$187,468,318	1,106,822	1,267,553
The key drivers of our servicing segment operating results for the three and nine months ended September 30, 2018, as compared to the same periods of 2017, are portfolio runoff, the effects of cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio and expiration of the HAMP modification program on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification. We continue to earn HAMP success fees for HAMP modifications that remain less than 90 days delinquent at the first, second and third year anniversary of the start of the trial modification.

Three Months Ended September 30, 2018 versus 2017
Servicing and subservicing fee revenue declined by $19.2 million, or 8%, compared to the third quarter of 2017 as the average UPB and loan count in our residential portfolio declined by 14% and 13%, respectively, due to portfolio runoff. Total completed loan modifications increased 40% as compared to the third quarter of 2017, despite a 49% decline in HAMP modifications, due to an increase in non-HAMP modifications. Revenue recognized in connection with loan modifications was $14.4 million and $14.5 million for the third quarter of 2018 and 2017, respectively.
Other revenue declined $7.0 million, or 79%, due to a $7.0 million decline in REO referral commissions primarily due to the transfer of the rights to such commissions to NRZ effective with the New RMSR Agreements.
MSR valuation adjustments, net, increased $7.9 million, or 24%, compared to the third quarter of 2017 primarily due to higher interest rates in the third quarter of 2018 and a resulting increase in advance funding costs related to our non-Agency MSRs, with no offsetting favorable impact to our Agency MSRs based on our third quarter benchmarking review. MSR valuation adjustments for the third quarter of 2017 include the impact of a favorable benchmarking update to modeled losses on certain financed FHA and VA MSRs.
Expenses, excluding MSR valuation adjustments, net, were $41.4 million, or 22%, lower as compared to the third quarter of 2017.
Compensation and benefits, Occupancy and equipment, and Technology and communications expenses declined principally as a result of headcount reductions and other initiatives aimed at reducing the costs of our servicing operations to more appropriately align with the declining size of our servicing portfolio. Total average headcount of the servicing segment decreased 19% as compared to the third quarter of 2017, which drove an $8.2 million, or 20%, decline in Compensation and benefits expense. Corporate overhead allocations declined $10.4 million due to corporate headcount reductions and other actions we have taken to reduce costs.
Servicing and origination expense declined $18.8 million, or 40%, as compared to the third quarter of 2017 primarily due to a $15.0 million decrease in government-insured claim loss provisions in connection with reinstated or modified loans and a $4.5 million reduction in losses related to non-recoverable advances and receivables.
Interest expense increased by $18.8 million, or 66%, compared to the third quarter of 2017. The $22.8 million increase in interest expense on the fair value elected NRZ financing liabilities was partially offset by a $4.0 million decrease in interest on match funded liabilities, consistent with the decline in servicing advances.
The increase in interest expense on the NRZ financing liabilities is primarily the result of the $37.6 million favorable fair value adjustment recorded in the third quarter of 2017 in connection with the $54.6 million lump sum payment we received from NRZ on execution of the 2017 Agreements on July 23, 2017, offset in part by runoff of the NRZ servicing portfolio.
Nine Months Ended September 30, 2018 versus 2017
Servicing and subservicing fee revenue declined by $102.4 million, or 13%, as the average UPB and loan count in our residential servicing and subservicing portfolio declined by 14% and 13%, respectively, due to portfolio runoff. Revenue recognized in connection with loan modifications declined 40% to $47.1 million for the nine months ended September 30, 2018 as compared to $78.8 million for the same period in 2017 due primarily to the expiration of the HAMP program on December 31, 2016 which resulted in a 92% decline in completed HAMP modifications.
Other revenue declined $24.8 million, or 79%, due to a $24.7 million decline in REO referral commissions primarily due to the transfer of the rights to such commissions to NRZ effective with the New RMSR Agreements.
MSR valuation adjustments, net, decreased $23.9 million, or 21%, compared to the nine months ended September 30, 2017 primarily driven by a net favorable impact of higher interest rates, with the favorable impact of slower projected Agency prepayment speeds more than offsetting the unfavorable impact of higher non-Agency advance funding costs, and a favorable impact of slower actual runoff in the non-Agency MSRs in 2018.
Expenses, excluding MSR valuation adjustments, net, were $90.4 million, or 17%, lower as compared to the nine months ended September 30, 2017.
Declines in Compensation and benefits, Occupancy and equipment, and Technology and communications expenses reflect a 20% reduction in average servicing headcount and the effects of other cost improvements. Compensation and benefits expense declined $18.3 million, or 15%. Corporate overhead allocations declined $22.6 million due to headcount reductions and other actions we have taken to reduce corporate expenses.
The $10.7 million, or 22% decline in Professional services expense is primarily due to an $8.2 million decline in legal expenses and a $1.7 million reduction in fees incurred in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs.

Servicing and origination expense declined $30.3 million, or 27%, as compared to the nine months ended September 30, 2017 primarily due to a $22.6 million decrease in government-insured claim loss provisions due to additional reserves recorded in the prior year on reinstated or modified loans along with a decline in the volume of claims and a $5.9 million reduction in losses related to non-recoverable advances and receivables.
Interest expense declined by $15.3 million, or 10%, compared to the nine months ended September 30, 2017 primarily due to a $12.7 million decrease in interest on match funded liabilities, consistent with the decline in servicing advances. Interest expense on the fair value elected NRZ financing liabilities declined $2.4 million.
The decline in interest expense related to the NRZ financing liabilities was due to runoff of the NRZ servicing portfolio offset by a $15.7 million reduction in net favorable fair value adjustments as compared to the nine months ended September 30, 2017. Interest expense for the third quarter of 2017 includes the $37.6 million favorable fair value adjustment on the NRZ financing liability recognized in connection with the transfer of MSRs, as discussed above, while the first quarter of 2018 includes a $16.6 million favorable fair value adjustment related to the $279.6 million lump-sum upfront payment we received in January 2018 in accordance with the terms of the New RMSR Agreements.
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

The following table presents the results of operations of our Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$6,954	$10,268	(32)%	$20,802	$30,889	(33)%
Reverse loans	8,654	11,454	(24)	32,419	37,182	(13)
	15,608	21,722	(28)	53,221	68,071	(22)
Other	1,309	10,213	(87)	11,895	27,386	(57)
Total revenue	16,917	31,935	(47)	65,116	95,457	(32)

Expenses
Compensation and benefits	9,959	18,666	(47)	32,138	57,657	(44)
Servicing and origination	3,606	4,583	(21)	11,302	13,669	(17)
Occupancy and equipment	1,361	1,120	22	3,773	3,817	(1)
Technology and communications	519	652	(20)	1,355	2,001	(32)
Professional services	308	1,124	(73)	1,003	2,107	(52)
MSR valuation adjustments, net	159	67	137	388	209	86
Corporate overhead allocations	935	960	(3)	2,554	2,861	(11)
Other	2,107	11,240	(81)	4,523	18,307	(75)
Total expenses	18,954	38,412	(51)	57,036	100,628	(43)

Other income (expense)
Interest income	1,255	2,857	(56)	4,107	8,612	(52)
Interest expense	(1,437)	(4,504)	(68)	(4,855)	(11,171)	(57)
Other, net	154	555	(72)	774	658	18
Total other income (expense), net	(28)	(1,092)	(97)	26	(1,901)	(101)

Income (loss) before income taxes	$(2,065)	$(7,569)	(73)%	$8,106	$(7,072)	(215)%
n/m: not meaningful

The following table provides selected operating statistics for our Lending segment:

	September 30,
	2018	2017	% Change
Short-term loan funding commitments
Forward loans	$91,134	$189,501	(52)%
Reverse loans	21,312	17,290	23

Future draw commitment (UPB) (1)	1,460,642	1,363,300	7%

Future Value (2)	69,250	68,429	1%

Periods ended September 30,	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Loan Production by Channel
Forward loans
Correspondent	$—	$16,086	(100)%	$408	$472,890	(100)%
Wholesale	—	296,869	(100)	1,750	1,014,318	(100)
Retail	172,302	228,246	(25)	602,338	594,022	1
	$172,302	$541,201	(68)%	$604,496	$2,081,230	(71)%

% HARP production	6%	9%	(33)%	8%	7%	14%
% Purchase production	—	32	(100)	—	36	(100)
% Refinance production	100	68	47	100	64	56

Reverse loans
Correspondent	$94,631	$86,133	10%	$278,681	$395,372	(30)%
Wholesale	38,414	101,728	(62)	136,086	267,681	(49)
Retail	14,471	39,947	(64)	50,153	113,279	(56)
	$147,516	$227,808	(35)%	$464,920	$776,332	(40)%

Average Employment
U.S.	363	711	(49)%	390	745	(48)%
India and other	125	252	(50)	128	258	(50)
Total	488	963	(49)%	518	1,003	(48)%

(1)	We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws. We recognize this Future Value over time as future draws are securitized or sold.

(2)
Future Value represents the net present value of estimated future cash flows from customer draws of the loans and projected performance assumptions based on historical experience and industry benchmarks discounted at 12%.

Our Lending segment results for the three and nine months ended September 30, 2018, as compared to the same periods of 2017, were primarily driven by our strategic decision to exit the forward lending correspondent and wholesale channels, rising interest rates and reverse lending HECM program changes and the related impacts on loan production, revenue and expenses. Average headcount decreased in line with lower production and the focus on our retail channel, resulting in lower Compensation and benefits expense. Rising interest rates in 2018 have negatively impacted our forward retail business with industry refinance volumes down 32% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 according to the Fannie Mae Housing Forecast Report. Changes to the FHA HECM program for originations after October 1, 2017 have negatively impacted industry, and Ocwen, originations. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA during the reporting period, totaled 8,985 and 34,341, and 13,773 and 42,868, for the three and nine months ended September 30, 2018 and 2017, respectively. This represents a decline of 35% and 20% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods of 2017.
Three Months Ended September 30, 2018 versus 2017
Total revenue decreased by $15.0 million, or 47%, in the third quarter of 2018 on a $449.2 million, or 58%, decrease in total loan production. Our exit from the forward lending correspondent and wholesale channels, while resulting in a 68% decline in forward loan production as compared to the third quarter of 2017, only resulted in a $3.3 million, or 32%, reduction in gain on loans held for sale because margins are generally lower in these channels. In our reverse lending business, gain on loans held for sale declined $2.8 million, or 24%, as total loan production declined 35% driven in part by the HECM program changes and offset in part by improved margins. Other revenue decreased primarily because of a $7.1 million decrease in the excess of changes in the fair value of our HECM reverse mortgage loans over changes in the fair value of the HMBS financing liability. Rising interest rates reduce the average life of our HECM reverse mortgage loans as ARM borrowers reach their maximum loan amount faster, reducing projected service fees, net of subservicing fees, and available future draws, and accelerating loan resolutions. Origination fees declined due to lower lending segment volumes.
Total expenses decreased $19.5 million, or 51%, as compared to the third quarter of 2017. Compensation and benefits expense decreased $8.7 million, or 47%, due to a reduction in headcount and a decline in commissions on lower forward and reverse lending origination volume. Total average headcount of the Lending segment decreased 49% as compared to the third quarter of 2017, reflecting the strategic shift in our forward lending activities and lower origination volume in the reverse lending channels. Other expenses are $9.1 million lower in the third quarter of 2018 primarily because of a $6.8 million charge we recognized in the third quarter of 2017 to write-off the carrying value of internally-developed Loan Operating System (LOS) software used in our wholesale forward lending business. In addition, advertising expense declined by $1.8 million.
Interest income and expense both declined in the third quarter of 2018, consistent with lower origination volume.
Nine Months Ended September 30, 2018 versus 2017
Total revenue for the nine months ended September 30, 2018 decreased $30.3 million, or 32%, as total loan production dropped $1.8 billion, or 63%, driven primarily by our exit from the forward lending correspondent and wholesale channels. The resulting $10.1 million, or 33%, decline in forward lending gain on loans held for sale was offset in part by slightly higher production and margins in our retail channel. Reverse lending gain on loans held for sale declined by $4.8 million, or 13%, due to a 40% decline in loan production which was lower across all channels, offset in large part by higher margins. Other revenue declined due to a $10.6 million reduction in the net change in the fair values of HECM reverse mortgage loans and the related HMBS financing liability driven by higher interest rates, as disclosed above, and due to a decline in origination fees on lower lending segment volumes.
Total expenses for the nine months ended September 30, 2018 decreased $43.6 million, or 43%. The $25.5 million, or 44% decrease in Compensation and benefits expense is due to a 48% decrease in headcount and a decline in commissions resulting from the reduction in lending segment production. The $13.8 million decline in Other expenses is primarily attributable to the $6.8 million write-off in the third quarter of 2017 of the LOS software used in our wholesale forward lending business, a $4.6 million decline in advertising expense and a $1.3 million decline in the provision for indemnification.
The decline in interest income and expense as compared to the nine months ended September 30, 2017 is primarily the result of the overall decline in loan production.
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

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2018	2017	% Change	2018	2017	% Change
Revenue
Premiums (CRL)	$3,884	$5,455	(29)%	$12,795	$17,827	(28)%
Other	(153)	707	(122)	(28)	2,175	(101)
Total revenue	3,731	6,162	(39)	12,767	20,002	(36)

Expenses
Compensation and benefits	21,218	31,560	(33)	75,717	93,415	(19)
Professional services	26,749	23,145	16	71,396	94,468	(24)
Technology and communications	10,228	15,307	(33)	35,113	41,750	(16)
Occupancy and equipment	2,060	3,122	(34)	5,261	10,321	(49)
Servicing and origination	269	979	(73)	(153)	3,742	(104)
Other	2,751	2,560	7	10,510	19,818	(47)
Total expenses before corporate overhead allocations	63,275	76,673	(17)	197,844	263,514	(25)
Corporate overhead allocations
Servicing segment	(48,845)	(59,211)	(18)	(145,710)	(168,345)	(13)
Lending segment	(935)	(960)	(3)	(2,554)	(2,861)	(11)
Total expenses	13,495	16,502	(18)	49,580	92,308	(46)

Other income (expense), net
Interest income	466	1,098	(58)	1,775	3,083	(42)
Interest expense	(12,492)	(14,209)	(12)	(40,195)	(41,478)	(3)
Other, net	(2,519)	(1,214)	107	(5,254)	1,084	(585)
Total other expense, net	(14,545)	(14,325)	2	(43,674)	(37,311)	17

Loss before income taxes	$(24,309)	$(24,665)	(1)%	$(80,487)	$(109,617)	(27)%
Three Months Ended September 30, 2018 versus 2017
The 29% decrease in CRL premium revenue as compared to the three months ended September 30, 2017 is primarily driven by a 30% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations declined $13.4 million, or 17%, as compared to the third quarter of 2017.
Declines in Compensation and benefits, Technology and communications and Occupancy and equipment expenses as compared to the third quarter of 2017 are primarily attributable to headcount reductions and other actions we have taken to reduce our costs, including bringing technology services in-house, closing and consolidating certain facilities, and our exit from the ACS business. The $10.3 million, or 33%, reduction in Compensation and benefits expense primarily resulted from a 27% decline in average headcount.
The $3.6 million, or 16%, increase in Professional services primarily reflects a $3.3 million increase in legal fees and settlements. Legal fees for the third quarter of 2018 include $4.6 million of fees incurred in connection with third-party escrow-related testing on certain loans we service. See Note 20 – Contingencies for additional information regarding our obligations under the agreements we entered into with all 30 states to resolve certain regulatory actions. Fees of $1.7 million incurred in the third quarter of 2018 related to the PHH Merger Agreement were offset by $1.6 million of regulatory monitor expenses in the third quarter of 2017.

Other, net includes foreign currency remeasurement exchange losses of $2.0 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively. The higher losses in 2018 are primarily attributed to depreciation of the India Rupee against the U.S. Dollar.
Nine Months Ended September 30, 2018 versus 2017
CRL premium revenue decreased 28% as compared to the nine months ended September 30, 2017 as a result a 29% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations declined $65.7 million, or 25%, as compared to the nine months ended September 30, 2017.
Professional services expense declined $23.1 million, or 24%, as compared to the nine months ended September 30, 2017 primarily due to a $20.7 million decrease in legal fees and settlements. Professional services expense for the nine months ended September 30, 2017 included significant litigation settlement related costs incurred in connection with a securities law matter and a TCPA matter. A $6.4 million decrease in monitor expenses, due to the termination of the CA Auditor and NY Operations Monitor engagements in 2017, was offset by $6.6 million of costs incurred during the nine months ended September 30, 2018 related to the PHH Merger Agreement.
As disclosed above, the declines in Compensation and benefits, Technology and communications and Occupancy and equipment are primarily attributable to headcount reductions and other actions we have taken to reduce our costs, as well as our exit from the ACS business. A 24% decline in average headcount drove the $17.7 million, or 19% reduction, in Compensation and benefits expense as compared to the nine months ended September 30, 2017. Lower salaries and benefits attributed to the reduction in headcount was offset in part by a $4.5 million increase in related severance expense for the nine months ended September 30, 2018.
The $3.9 million decrease in Servicing and origination expense is the result of lower reinsurance commissions incurred by CRL during the nine months ended September 30, 2018 in line with the declines in the covered portfolio.
Other operating expenses declined $9.3 million, or 47%, primarily due to a $4.5 million decline in the provision for losses on ACS automotive dealer financing notes, as we exited the ACS business in the first quarter of 2018, and a $2.5 million decline in the provision for indemnification.
The decline in Other, net for the nine months ended September 30, 2018 is primarily due to a $5.4 million increase in foreign currency remeasurement exchange losses that is primarily due to depreciation in value of the India Rupee against the U.S. Dollar. Foreign currency exchange gains (losses) for the nine months ended September 30, 2018 and 2017 were $(4.7) million and $0.7 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Overview
At September 30, 2018, our cash position was $254.8 million compared to $259.7 million at December 31, 2017. We invest cash in excess of our immediate operating needs primarily in money market deposit accounts. Our main priorities for deployment of excess cash are: (1) supporting our core servicing and lending businesses and investing in these core assets, (2) reducing revolving lines of credit in order to reduce interest expense, (3) reducing corporate leverage and (4) expanding into similar or complementary businesses that meet our return on capital requirements.
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
Advances and match funded advances comprised 13% of total assets at September 30, 2018. Our borrowings under our advance financing facilities are secured by pledges of servicing advances that are sold to the related SPE and by cash held in debt service accounts.
The available borrowing capacity under our advance financing facilities has increased by $14.8 million to $165.8 million at September 30, 2018. While we reduced our maximum borrowing capacity by $245.0 million to better align with our anticipated future usage, the $259.8 million decline in outstanding borrowings drove the net increase in available capacity. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At September 30, 2018, $52.8 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged.
We use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. These warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. The loans are transferred at a discount, or haircut, which serves as the primary credit enhancement for the lender. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days. At September 30, 2018, we had maximum borrowing capacity under our warehouse facilities of $725.0 million. Of the borrowing capacity extended on a committed basis, $209.6 million was available at September 30, 2018, and $100.0 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged. $400.3 million of available uncommitted amounts at September 30, 2018 can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
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
We continue to invest cash amounts that are in excess of our immediate business needs to achieve targeted investment returns within our risk appetite and we have also deployed excess cash to reduce secured borrowings. We continue to evaluate the best uses for such cash, which could involve investments in new assets or businesses and reductions in debt, among other options.
Outlook
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to mitigate liquidity risk.
In assessing our liquidity outlook, our primary focus is on six measures:

•	Business financial projections for revenues, costs and net income;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Any projected future sales of MSRs, interests in MSRs or other assets and any reimbursement of servicing advances that may be related to any such sales;

•	The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity;

•	Projected future originations and purchases of forward and reverse mortgage loans; and

•	Projected funding requirements of new investment and business initiatives.
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
As of September 30, 2018, the revolving periods of our advance financing facilities for variable funding notes with a total borrowing capacity of $55.0 million were scheduled to end during 2018, subject to renewal, replacement or extension. Total borrowings outstanding on these notes were only $0.4 million at September 30, 2018. In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, monthly amortization of the outstanding balance must generally begin at the end of the respective revolving period.
Our master repurchase and participation agreements for financing new loan originations generally have 364-day terms. At September 30, 2018, we had $40.4 million outstanding under these financing arrangements that mature in 2018.
Despite the heightened regulatory and public scrutiny we have faced, including regulatory actions and settlements, we continue to access capital markets to fund our business operations. We believe that we will be able to renew, replace or extend our debt agreements to the extent necessary to finance our business before or as they become due, consistent with our historical experience.
We are actively engaged with our lenders and as a result, have successfully completed the following with respect to our current and anticipated financing needs:

•
Effective January 1, 2018, we reduced the borrowing capacity of our Ocwen Master Advance Receivables Trust (OMART) Series 2015-VF5 variable rate notes from $105.0 million to $70.0 million. Additionally, effective January 1, 2018, we converted the OMART Series 2014-VF4 variable notes into a single class Series 2014-VF4 Note and reduced the maximum borrowing capacity from $105.0 million to $70.0 million. The prior senior and subordinate margins by class have been replaced by an all-in margin of 3.00%.

•
On January 23, 2018, we voluntarily terminated our Automotive Capital Asset Receivables Trust (ACART) Loan Series 2017-1 automotive dealer floor plan loan agreement pursuant to our exit of the ACS line of business.

•	On May 31, 2018, we extended to April 30, 2019 and May 31, 2019 the maturity of two warehouse facilities with a combined uncommitted borrowing capacity of $250.0 million.

•
Effective June 7, 2018, we reduced the borrowing capacity of the Ocwen Freddie Advance Funding (OFAF) Series 2015-VF1 variable rate notes from $110.0 million to $65.0 million with interest computed based on the lender’s cost of funds plus a margin of 180 to 450 bps.

•
On July 13, 2018, we increased the borrowing capacity of the OMART Series 2015-VF5 variable notes from $70.0 million to $225.0 million and extended the amortization date to December 15, 2019, with interest computed based on the lender’s cost of funds plus a margin of 105 to 250 bps. The increased capacity was used on July 16, 2018 to redeem the OMART Series 2016-T1 fixed-rate term notes with an outstanding balance of $265.0 million and an amortization date of August 15, 2018. We also voluntarily terminated the OMART Series 2014-VF4 variable note on such date, due to reductions in outstanding advances.

•	On August 15, 2018, we issued two $150.0 million fixed-rate term notes (OMART Series 2018 T-1 and Series 2018-T2) with amortization dates of August 15, 2019 and August 2020, respectively.

•	On August 15, 2018, we renewed a mortgage warehouse agreement facility through August 15, 2019. This agreement provides financing for up to $100.0 million at the discretion of the lender.

•
On September 28. 2018, we renewed a repurchase agreement through September 27, 2019 and increased the committed borrowing capacity to $100.0 million and uncommitted borrowing capacity to $75.0 million.

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
Acquisition of PHH
On October 4, 2018, we completed the acquisition of PHH, with PHH becoming a wholly owned subsidiary of Ocwen. We expect our operations, financial position and cash flows to be significantly impacted following the closing of this transaction. The merger consideration paid in connection with the acquisition was $358.4 million and was funded by a combination of PHH’s cash on hand and Ocwen’s cash on hand. The portion funded by Ocwen’s cash on hand was $37.4 million, which included the payment of $4.0 million of certain transaction expenses at closing.
Upon the closing of the transaction, Ocwen assumed debt, at the subsidiary level, in the form of PHH’s outstanding senior unsecured notes. The aggregate principal amount of these notes is $120.0 million, representing $98.0 million of PHH’s 7.375% Senior Notes due 2019 and $22.0 million of PHH’s 6.375% Senior Notes due 2021. Ocwen also assumed a mortgage repurchase facility with maximum borrowing of $200.0 million on an uncommitted basis.
We have not recognized certain expenses that were contingent on completion of the acquisition in our unaudited consolidated statement of operations. These expenses include financial advisory fees and certain insurance fees. We also expect cash payments for integration costs and other transaction-related costs following the closing of the transaction. Most of the contingent expenses will be recognized in our consolidated financial statements in the fourth quarter of 2018, the quarter in which we completed the acquisition, with the remainder recognized thereafter. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of integration planning. These amounts may be material.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Stable	September 14, 2018
S&P	B –	Negative	June 18, 2018
Fitch	Withdrew (1)	Withdrew (1)	July 25, 2018

(1)	Withdrawn as a result of our decision to allow our annual contract with Fitch for corporate ratings to expire as part of our ongoing efforts to reduce costs.
On June 18, 2018, S&P affirmed our long-term corporate rating of “B-” and a Negative Outlook. On September 14, 2018, Moody’s affirmed our long-term corporate rating at “Caa1” and upgraded the outlook to Stable from a Negative Outlook. On

July 25, 2018, Fitch affirmed the long-term issuer default rating of “B-” and withdrew all corporate ratings, as disclosed above. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Cash flows for the nine months ended September 30, 2018
Our operating activities provided $291.5 million of cash largely due to $243.8 million of net collections of servicing advances. Net cash paid on loans held for sale was $80.3 million for the nine months ended September 30, 2018.
Our investing activities used $371.9 million of cash. The primary uses of cash in our investing activities were net cash outflows in connection with our HECM reverse mortgages of $414.2 million. Cash inflows include net proceeds of $33.0 million in connection with the ACS business, which we decided to exit in January 2018, and the receipt of $14.0 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $58.1 million of cash. Cash inflows include $728.7 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $290.3 million. In January 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. Cash outflows include $284.4 million of net repayments on match funded liabilities as a result of advance recoveries, $154.1 million of net payments on the financing liability related to MSRs pledged and $62.6 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $140.7 million.
Cash flows for the nine months ended September 30, 2017
Our operating activities provided $405.4 million of cash largely due to $285.1 million of net collections of servicing advances. Net cash paid on loans held for sale during the nine months ended September 30, 2017 was $7.2 million.
Our investing activities used $659.3 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $650.1 million, net cash outflows of $10.1 million in connection with the ACS business and additions to premises and equipment of $7.4 million. Cash inflows for the nine months ended September 30, 2017 include the receipt of $8.4 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $301.5 million of cash. Cash inflows include $981.7 million received in connection with our reverse mortgage securitizations, less repayments on the related financing liability of $287.9 million. Cash outflows include $253.0 million of net repayments on match funded liabilities as a result of advance recoveries and $12.6 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $123.8 million.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2018, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, operating leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the nine months ended September 30, 2018, except that we terminated our match funded lending agreement to finance automotive dealer loans made by the ACS business, reduced the total maximum borrowing capacity of match funded advance financing facilities and renewed maturing mortgage warehouse lines. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
Upon the closing of the PHH acquisition on October 4, 2018, Ocwen assumed PHH’s outstanding senior unsecured notes with an aggregate principal amount of $120.0 million, representing $98.0 million of 7.375% Senior Notes due 2019 and $22.0 million of 6.375% Senior Notes due 2021.
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	September 30, 2018	December 31, 2017
Loans held for sale	$217,436	$238,358
Loans held for investment	5,307,560	4,715,831
MSRs - recurring basis	999,282	671,962
MSRs - nonrecurring basis, net (1)	—	133,227
Derivative assets	4,721	5,429
Mortgage-backed securities	1,670	1,592
U.S. Treasury notes	1,059	1,567
Assets at fair value	$6,531,728	$5,767,966
As a percentage of total assets	77%	69%
Financing liabilities
HMBS-related borrowings	5,184,227	4,601,556
Financing liability - MSRs pledged	620,199	508,291
Financing liability - Owed to securitization investors	26,643	—
Total financing liabilities	5,831,069	5,109,847
Derivative liabilities	2,567	635
Liabilities at fair value	$5,833,636	$5,110,482
As a percentage of total liabilities	74%	65%
Assets at fair value using Level 3 inputs	$6,381,742	$5,548,764
As a percentage of assets at fair value	98%	96%
Liabilities at fair value using Level 3 inputs	$5,831,069	$5,109,847
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of MSRs previously accounted for using the amortization method, which were measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $24.8 million at December 31, 2017.

Assets at fair value using Level 3 inputs increased during the nine months ended September 30, 2018 primarily due to reverse mortgage originations and the fair value election on our remaining portfolio of amortization method MSRs. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Income Taxes
In December 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date of December 22, 2017 for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We adopted the guidance of SAB 118 as of December 31, 2017. See Note 15 - Income Taxes for additional information on the Tax Act and the impact on our consolidated financial statements.
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
Any reduction to our NOL deferred tax assets due to an annual Section 382 limitation and the NOL carryforward period is expected to result in an offsetting reduction in valuation allowance related to the NOL deferred tax assets. In addition, any limitation on the utilization of our NOL carryforwards could result in Ocwen incurring a current tax liability. At this time, we anticipate that any limitation would not have a material impact on our consolidated statements of operations. However, as we are still in the process of evaluating whether and when we experienced an ownership change and are seeking additional information from shareholders, the final impact of Section 382 limitations has not been determined.
In September 2018, Ocwen filed a Definitive Proxy Statement with the SEC calling for a Special Stockholders Meeting scheduled for November 16, 2018, to allow shareholders to vote on a proposed amendment to Ocwen’s Amended and Restated Articles of Incorporation. The proposed amendment would restrict certain transfers of Ocwen’s common stock. Such protective amendment (the "Protective Amendment") is designed to help preserve the value of certain tax benefits associated with NOL carryforwards. As of September 30, 2018, we had total net operating loss carryforwards of approximately $334.0 million in the United States and United States Virgin Islands jurisdictions, which we estimated to be worth approximately $43.0 million in potential tax savings under assumptions related to our various relevant jurisdictional tax rates (which assumptions reflect a significant degree of uncertainty). If approved, the Protective Amendment generally will restrict any direct or indirect transfer of our common stock (such as transfers of our securities that result from the transfer of interests in other entities that own our common stock) if the effect would be to (1) increase the direct or indirect ownership of our common stock by any person or group from less than 4.99% to 4.99% or more of our common stock or (2) increase the percentage of our common stock owned directly or indirectly by any person or group owning or deemed to own 4.99% or more of our common stock. The Protective Amendment, if approved, may not offer a complete solution for the preservation of our NOL carryforwards and a future ownership change may still occur. Further, we cannot assure that the Protective Amendment's restriction on acquisitions of our common stock would be enforceable against all our stockholders, and the restriction may be subject to challenge.
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
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are recent Accounting Standards Update (ASU) that we adopted in 2018. We adopted ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory on a modified retrospective basis by recording a cumulative-effect reduction of $5.6 million to retained earnings. Our adoption of the other standards listed below did not have a material impact on our unaudited consolidated financial statements.

•	ASU 2014-09: Revenue from Contracts with Customers

•	ASU 2016-01: Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU 2016-15: Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

•	ASU 2016-18: Statement of Cash Flows: Restricted Cash

•	ASU 2017-01: Business Combinations: Clarifying the Definition of a Business

•	ASU 2017-09: Compensation: Stock Compensation

•	ASU 2018-03: Financial Instruments: Technical Corrections and Improvements to Financial Instruments
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

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$112,521	$112,521	$99,627	$99,627
Loans held for sale, at fair value	145,417	145,417	214,262	214,262
Loans held for sale, at lower of cost or fair value (1)	72,019	72,019	24,096	24,096
Loans held for investment - Reverse mortgages, at fair value	5,279,187	5,279,187	4,715,831	4,715,831
Automotive dealer financing notes (including match funded)	—	—	32,757	32,590
U.S. Treasury notes	1,059	1,059	1,567	1,567
Debt service accounts and interest-earning time deposits	24,083	24,083	38,465	38,465
Total rate-sensitive assets	$5,634,286	$5,634,286	$5,126,605	$5,126,438

Rate-Sensitive Liabilities:
Match funded liabilities	$714,246	$710,303	$998,618	$992,698
HMBS-related borrowings, at fair value	5,184,227	5,184,227	4,601,556	4,601,556
Other secured borrowings (2)	345,425	351,996	545,850	555,523
Senior notes (2)	347,749	355,161	347,338	358,422
Total rate-sensitive liabilities	$6,591,647	$6,601,687	$6,493,362	$6,508,199

	September 30, 2018		December 31, 2017
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$320,833	$1,211	$375,000	$2,056
IRLCs	112,446	2,816	96,339	3,283
Forward MBS trades	219,375	(1,873)	240,823	(545)
Derivatives, net		$2,154		$4,794

(1)	Net of market valuation allowances and including non-performing loans.

(2)	Carrying values are net of unamortized debt issuance costs and discount.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2018, given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2018 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Loans held for sale	$1,440	$(1,636)
Forward MBS trades	(1,349)	1,503
Total loans held for sale and related derivatives	91	(133)

Fair value MSRs (1)	456	(456)
MSRs, embedded in pipeline	(39)	39
Total fair value MSRs	417	(417)

Total, net	$508	$(550)

(1)	Primarily reflects the impact of market rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio.
Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in 1ML interest rates.
Based on September 30, 2018 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $8.4 million resulting from an increase of $19.5 million in annual interest income and an increase of $11.1 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $2.4 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2018.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2018 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 6.	EXHIBITS

2.1†	Agreement and Plan of Merger, dated as of February 27, 2018, by and among Ocwen Financial Corporation, POMS Corp and PHH Corporation (1)
3.1	Amended and Restated Articles of Incorporation, as amended (2)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (3)
4.1	First Supplemental Indenture, dated as of October 4, 2018, among PHH Corporation, PHH Mortgage Corporation and Wilmington Trust, National Association (4)
4.2	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (5)
4.3	Second Supplemental Indenture, dated August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (6)
4.4	Third Supplemental Indenture, dated August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (7)
4.5	Fourth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee (8)
4.6	Fifth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee (8)
10.1
Counterpart Agreement, dated as of October 4, 2018, executed by PHH Corporation and PHH Mortgage Corporation and acknowledged and agreed to by Barclays Bank PLC, as administrative agent and collateral agent (4)

10.2*	Ocwen Financial Corporation United States Basic Severance Plan (9)
10.3*	Ocwen Financial Corporation United States Change in Control Severance Plan (9)
10.4*	Form of Restricted Stock Unit Agreement (filed herewith)
10.5*	Form of Stock Option Agreement (filed herewith)
10.6††	Amendment No. 1 to Subservicing Agreement dated as of August 17, 2018 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (filed herewith)
10.7††	Amendment No. 1 to New RMSR Agreement dated as of August 17, 2018 among New Residential Mortgage LLC, Ocwen Loan Servicing, LLC and the other parties thereto (filed herewith)
10.8††	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1
Audited Consolidated Balance Sheet as of December 31, 2017, and the audited Consolidated Statement of Operations, audited Consolidated Statement of Comprehensive Income, audited Consolidated Statement of Changes in Equity, and audited Consolidated Statement of Cash Flows for the year ended December 31, 2017, including the related notes thereto, of PHH Corporation (10)

99.2
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and June 30, 2017, and unaudited Condensed Consolidated Statements of Changes in Equity and unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, including the related notes thereto, of PHH Corporation (11)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

†	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Ocwen agrees to furnish a copy of any omitted schedule to the SEC upon request.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. Omitted information has been filed separately with the SEC.
*    Management contract or compensatory plan or agreement.

(1)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 28, 2018.

(2)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017.

(3)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 19, 2016.

(4)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on October 4, 2018.

(5)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on January 17, 2012.

(6)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on August 23, 2012.

(7)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on August 20, 2013.

(8)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on July 5, 2017.

(9)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on July 2, 2018.

(10)	Incorporated herein by reference to PHH Corporation’s Form 10-K for the year ended December 31, 2017 filed on March 1, 2018.

(11)	Incorporated herein by reference to PHH Corporation’s Form 10-Q for the quarter ended June 30, 2018 filed on August 3, 2018.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Catherine M. Dondzila

Senior Vice President and Chief Accounting Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 5, 2018