Form 10-K
period 2018-12-31
OCWEN FINANCIAL CORP
filed 2019-02-27
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the registrant held by nonaffiliates as of June 30, 2018: $524,401,246
Number of shares of common stock outstanding as of February 22, 2019: 133,918,693 shares
DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which is currently scheduled to be held on May 30, 2019, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2018 FORM 10-K ANNUAL REPORT

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

•	our ability to comply with the terms of our settlements;

•	increased regulatory scrutiny and media attention;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

•
our ability to comply with our servicing agreements, including our ability to comply with our agreements with, and the requirements of, Fannie Mae, Freddie Mac and Ginnie Mae and maintain our seller/servicer and other statuses with them;

•
the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover advances, repay borrowings and comply with the terms of our debt agreements, including the financial and other covenants contained in them;

•	our ability to interpret correctly and comply with liquidity, net worth and other financial and other requirements of regulators as well as those set forth in our debt and other agreements;

•	our ability to invest available funds at adequate risk-adjusted returns;

•	uncertainty regarding regulatory restrictions on our ability to repurchase our own stock;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	failure of our information technology and other security measures or breach of our privacy protections, including any failure to protect customers’ data;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to contain and reduce our operating costs;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•
the dependence of our business on New Residential Investment Corp. (NRZ), our largest client and the source for a substantial portion of our advance funding for non-prime, subprime or private-label (commonly referred to as non-Agency) mortgage servicing rights (MSRs);

•	our ability to timely transfer MSRs under our agreements with NRZ and our ability to maintain our long-term relationship with NRZ;

•
our ability to successfully integrate PHH Corporation (PHH) and its business, and to realize the strategic objectives and other benefits of the acquisition at the time anticipated or at all, including our ability to integrate, maintain and enhance PHH’s servicing, subservicing and other business relationships, including its relationship with NRZ;

•
our ability to transition loan servicing to the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP) within the time and cost parameters anticipated and without significant disruptions to our customers and operations;

•
Our ability to replenish and grow our portfolio, including our ability to identify and acquire MSRs that deliver appropriate economic returns through such means as bulk and mini-bulk purchases of MSRs (i.e., purchases of large and small batches of MSRs), the GSE’s (collectively referred to as Agency) co-issue programs (where a lender transfers the servicing rights for a mortgage loan to Ocwen at the same time it sells the loan to the Fannie Mae, Freddie Mac or Ginnie Mae), executing servicer call rights (i.e., rights of the servicer to acquire the remaining loans in a pool of loans subject to an RMBS trust once the pool reaches a set threshold, generally 10% of the original pool size) and expanding into other lending channels;

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

•
uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration (FHA) or Department of Veterans Affairs (VA) ceasing to provide insurance;

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

•
uncertainty related to our relationships with third party vendors, including Altisource Portfolio Solutions S.A. (Altisource) and the status of our agreements with them as we transition to a new servicing system;

•	our ability to realize anticipated future gains from future draws on existing loans in our reverse mortgage portfolio;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	our ability to meet capital requirements established by, or agreed with, regulators or counterparties;

•
our ability to effectively restructure our operations, including our ability to do so in an environment of significant uncertainty regarding the impact of the U.S. tax code on our plans to move certain assets out of the United States Virgin Islands (USVI);

•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments; and

•	uncertainty related to the political or economic stability of the United States and of the foreign countries in which we have operations; and

•	our ability to maintain positive relationships with our large shareholders and obtain their support for management proposals requiring shareholder approval.
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
OVERVIEW
We are a financial services company that services and originates loans. We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. This long-standing core competency will continue to be a guiding principle as we move forward. Our near-term priority is to return to profitability in the shortest timeframe possible within an appropriate risk and compliance environment. We believe our acquisition of PHH provides us with the opportunity to transform into a stronger, more efficient company better able to serve our customers and clients, and positions us for a return to growth.
On October 4, 2018, we completed our acquisition of PHH. The aggregate consideration paid to the former holders of PHH common stock was $358.4 million in cash, with $325.0 million funded from PHH’s cash on hand and $33.4 million funded from Ocwen’s cash on hand. The transaction was initially cash and book value accretive, with PHH having an opening cash balance of $423.1 million, $64.7 million more than the purchase price. The purchase price we negotiated contemplated that PHH would incur losses after the acquisition date. PHH’s net loss from continuing operations of $24.8 million is included in our consolidated statements of operations from the date of acquisition through December 31, 2018.
We have established a set of initiatives to achieve our objective of returning to growth and profitability. Our phase one initiatives address our critical near-term challenges. These include:

•	Execute on the PHH integration to create value;

•	Reengineer our cost structure;

•	Establish funding for growth;

•	Replenish portfolio runoff and restore growth focus; and,

•	Fulfill our regulatory commitments and resolve remaining legacy matters.
We believe the acquisition of PHH will provide the following benefits to enable the execution of the phase one initiatives:

•	Accelerate our transition to Black Knight MSP versus a de novo implementation;

•	Reduce fixed costs, on a combined basis, through reductions in duplicative corporate overhead and other costs;

•	Improve economies of scale through growth in our servicing portfolio; and,

•	Provide a foundation to enable the combined business to resume new business and growth activities that will, at a minimum, offset portfolio runoff.
Key to achieving our cost synergies are the elimination of redundant corporate overhead and completion of the loan transfers to Black Knight MSP. We have successfully completed two transfers, totaling approximately 240,000 loans as of February 27, 2019. The remaining portfolio will be transferred in multiple waves with the final transfer targeted to be completed in the second quarter of 2019. Our integration plans call for extensive pre- and post-transfer testing, quality checks and customer communications and support. To the extent any unexpected challenges are encountered, our transfer timeline may be extended. In addition to eliminating the dual servicing system environment, once we have completed the loan transfers to Black Knight MSP, we plan to drive further expense reductions through greater utilization of the cost advantages of our off-shore infrastructure and reductions in on-shore costs.
While certain restrictions remain, and while we continue to work to satisfy the remaining conditions, we are able to resume some growth activities following our acquisition of PHH. With the easing of restrictions, we intend to pursue origination and acquisition activities that will, at a minimum, replenish our expected annual portfolio runoff. We intend to pursue growth in a responsible and disciplined manner, with return targets that are prudent and aligned with our core competencies. We believe our core competency serving underserved and at-risk borrowers will provide a competitive advantage for certain acquisitions of MSRs. We are also working prudently to expand products and programs to serve underserved customers, including self-employed borrowers and borrowers who ‘just miss’ qualifying for GSE programs, and we are evaluating opportunities to re-enter forward correspondent and other lending channels.
Our phase two initiatives will focus on ensuring sustainability. These include:

•	Digitizing our business model;

•	Diversifying our business model by leveraging our core competencies; and,

•	Rebuilding our reputation.
We believe leveraging technology to deliver superior accuracy, cost, speed and customer satisfaction is critical to our long- term success. Once we have completed our transition to Black Knight MSP, we will focus our technology efforts on improving our operating performance by, among others, implementing cognitive technologies to automate repetitive low complexity tasks, and improve our customer experience through implementing digital interfaces. These technologies exist today and are being used throughout the consumer finance industry.
As part of our cost re-engineering plans, we expect to reduce total staffing levels significantly and to close a number of our U.S. facilities. We believe these steps are necessary in order to drive stronger financial performance and, in the longer term, simplify our operations. By the end of 2019, we intend to be primarily operating out of four U.S. and USVI locations: West Palm Beach, FL, Mount Laurel, NJ, Rancho Cordova, CA, and St. Croix, USVI.
We are headquartered in West Palm Beach, Florida with offices located throughout the United States (U.S.) and in the USVI and operations in India and the Philippines. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With our predecessors, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013.
BUSINESS LINES
Servicing and Lending are our primary lines of business. Our other business activities that are currently individually insignificant are included in the Corporate Items and Other segment.
Servicing
Our Servicing business is primarily comprised of our core residential mortgage servicing business and currently accounts for most of our total revenues. Our servicing clients include some of the largest financial institutions in the U.S., including the GSEs, Ginnie Mae, NRZ and non-Agency residential mortgage-backed securities (RMBS) trusts. As of December 31, 2018, our residential servicing portfolio consisted of 1,562,238 loans with an unpaid principal balance (UPB) of $256.0 billion.
Servicing involves the collection of principal and interest payments from borrowers, the administration of tax and insurance escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure (REO) on behalf of mortgage loan investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. We earn contractual monthly servicing fees (which are typically payable as a percentage of UPB) pursuant to servicing agreements as well as other ancillary fees relating to our servicing activities such as late fees and, in certain circumstances, REO referral commissions.
We own MSRs outright, where we receive all the servicing economics, and we subservice on behalf of other institutions that own the MSRs or Rights to MSRs, in which case we earn a fee for performing the subservicing activities. Special servicing is a form of subservicing where we generally manage only delinquent loans on behalf of a loan owner. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
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
Reducing delinquencies is important to our business because it enables us to recover advances and recognize additional ancillary income, such as late fees, which we do not recognize on delinquent loans until they are brought current. Performing loans also require less work and thus are generally less costly to service. While increasing borrower participation in loan modification programs is a critical component of our ability to reduce delinquencies, borrower compliance with those modifications is also an important factor.
While we have been successful in reducing the size and costs of our servicing operations in line with declines in our residential servicing portfolio, in order to return to sustainable profitability, we believe we will need to increase the size of our servicing portfolio. While certain restrictions remain, and while we continue to work to satisfy the remaining conditions, we are able to resume some growth activities. With the easing of restrictions, we intend to pursue origination and acquisition activities that will, at a minimum, replenish our expected annual portfolio runoff.
Lending
In 2018, our Lending business originated or purchased forward and reverse mortgage loans with a UPB of $870.3 million and $593.7 million, respectively. These loans were acquired through three primary channels: directly with mortgage customers (retail), through correspondent lender relationships (correspondent) and through broker relationships (wholesale). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest. We exited the forward lending correspondent and wholesale channels in the second and fourth quarters of 2017, respectively. Our forward lending business is primarily focused on portfolio recapture (i.e., refinancing loans in our servicing portfolio).
Our forward mortgage loans are conventional (conforming to the underwriting standards of the GSEs, collectively Agency loans) and government-insured (insured by the FHA or VA). After origination, we generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We typically retain the associated MSRs on securitizations, providing the Servicing business with a source of new MSRs to replenish our servicing portfolio and partially offset the impact of amortization and prepayments, i.e., portfolio runoff. Whole loan transactions are generally completed on a servicing released basis.
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
Retail Lending. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our forward lending business benefits from our significant servicing portfolio by offering refinance options to qualified borrowers seeking to lower their mortgage payments. Depending on borrower eligibility, we refinance eligible customers into conforming or government-insured products. We also are increasing our ability to originate retail loans to non-Ocwen servicing customers through various marketing channels and a centralized call center. Through lead campaigns and direct marketing, the retail channel seeks to convert leads into loans in a cost-efficient manner. We are focused on increasing recapture rates on our existing servicing portfolio to grow this business.
Correspondent Lending. Our reverse correspondent lending operation purchases mortgage loans that have been originated by a network of approved third-party lenders. We are currently evaluating re-entering the forward correspondent lending channel.
Wholesale Lending. We originate reverse mortgage loans through a network of approved brokers. Brokers are subject to a formal approval and monitoring process. We underwrite all loans originated through this channel consistent with the underwriting standards required by the ultimate investor prior to funding.
All the lenders participating in our correspondent lending program are approved by senior management members of our lending and compliance teams. We also employ an ongoing monitoring and renewal process for participating lenders that includes an evaluation of the performance of the loans they have sold to us. We perform a variety of pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans.
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

In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of this constantly changing environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our actual or alleged failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following:

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
In addition to amounts paid to resolve regulatory matters, we incur costs to comply with the terms of such resolutions, including the costs of third-party firms to monitor our compliance with such resolutions. We recognized $177.5 million in such third-party monitoring costs relating to the 2013 Ocwen National Mortgage Settlement, our 2014 settlement with the New York Department of Financial Services (NY DFS) and our 2015 settlement with the California Department of Business Oversight (CA DBO). Further, as described below, the costs of complying with our regulatory settlements include the costs of conducting an escrow analysis, Maryland organizational assessments, Massachusetts data integrity audits, and transition to Black Knight MSP. The remediation of errors identified during the escrow analysis could result in payments, credits or other actions to remediate such errors and other actions could be taken against us by regulators or others with respect to such errors.
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
In recent years, the general trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. The CFPB continues to take a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been active, as have other regulatory organizations such as the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage lenders and servicers. In addition to their traditional focus on licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management.
The CFPB and state regulators have also focused on the use and adequacy of technology in the mortgage servicing industry. In 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems to ensure compliance with the CFPB’s mortgage servicing requirements. The NY DFS also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which required banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and Ocwen Loan Servicing, LLC (OLS) alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves.
Prior to the CFPB instituting legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter. We have recorded $12.5 million as of December 31, 2018 as a result of these discussions. If we are successful in defending ourselves against the CFPB, it is possible that our losses could be less than $12.5 million. It is also possible that we could incur losses that materially exceed the amount accrued, and the resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts previously accrued.
State Licensing, State Attorneys General and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2018. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we are currently discussing the matter with the regulator. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state regulators as part of their general regulatory oversight of our servicing and lending businesses. We also regularly engage with state attorneys general and the CFPB and, on occasion, we engage with other federal agencies, including the Department of Justice and various inspectors general on various matters, including responding to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs and their conservator, FHFA, HUD, FHA,

VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
In April 2017 and shortly thereafter, mortgage and banking regulatory agencies from 29 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. In general, the regulatory actions took the form of “cease and desist orders,” and we use that term to refer to all the orders for ease of reference; for ease of reference, we also include the District of Columbia as a state when we reference states below. All the cease and desist orders were applicable to OLS, but additional Ocwen entities were named in some orders, including Ocwen Financial Corporation, OMS, Homeward Residential, Inc. (Homeward) and Liberty. Following the issuance of the orders, we reached agreements with certain regulatory agencies to obtain delays in the enforcement of certain terms or exceptions to certain terms contained in the cease and desist orders. Additionally, we revised our operations based on the terms of the orders while we sought to negotiate resolutions.
We entered into agreements with all 29 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contained the following key terms (the Multi-State Common Settlement Terms):

•	Ocwen would not acquire any new residential MSRs until April 30, 2018.

•
Ocwen would develop a plan of action and milestones regarding its transition from the REALServicing® servicing system to an alternate servicing system and, with certain exceptions, would not board any new loans onto the REALServicing system.

•
In the event that Ocwen chose to merge with or acquire an unaffiliated company or its assets in order to effectuate a transfer of loans from the REALServicing system, Ocwen was required to comply with regulatory notice and waiting period requirements.

•
Ocwen would engage a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to escrow by testing approximately 9,000 loan files relating to residential real property in various states, and Ocwen would develop corrective action plans for any errors identified by the third-party auditor.

•	Ocwen would develop and submit for review a plan to enhance our consumer complaint handling processes.

•	Ocwen would provide financial condition reporting on a confidential basis as part of each state’s supervisory framework through September 2020.
In addition to the terms described above, Ocwen entered into settlements with certain states on different or additional terms, which include making additional communications with and for borrowers, certain restrictions, certain review, reporting and remediation obligations, and the following additional terms:

•	Ocwen agreed with the Connecticut Department of Banking to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Connecticut.

•
In its agreement with the Maryland Office of the Commissioner of Financial Regulation, Ocwen agreed to complete an independent management assessment and enterprise risk assessment and to a prohibition, with certain de minimis exceptions, on repurchases of our stock until December 7, 2018. Ocwen also agreed to make certain payments to Maryland, to provide remediation to certain borrowers in the form of cash payments or credits and to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Maryland.

•
Ocwen agreed with the Massachusetts Division of Banks to pay $1.0 million to the Commonwealth of Massachusetts Mortgage Education Trust. Ocwen and the Massachusetts regulatory agency also agreed on a schedule pursuant to which we will regain eligibility to acquire residential MSRs on Massachusetts loans (including loans originated by Ocwen) as it meets certain thresholds in its transition to a new servicing system. All restrictions on Massachusetts MSR acquisitions will be lifted when Ocwen completes the second phase of a three-phase data integrity audit which will be conducted by an independent third-party following completion of Ocwen’s servicing system transition. The first phase of this audit, which was required to be completed prior to transitioning any Massachusetts loans to a new servicing system, has already been completed.

•
Ocwen agreed with the Nebraska Department of Banking and Finance until April 30, 2019, to limit its growth through acquisition from correspondent relationships to no more than ten percent per year for Nebraska loans (based on the total number of loans held at the prior calendar year-end).

In addition to the payments described above, we will also incur costs complying with the terms of these settlements, including in connection with the escrow analysis, Maryland organizational assessments, Massachusetts data integrity audits, and transition to Black Knight MSP. The remediation of errors identified during the escrow analysis could result in payments, credits or other actions to remediate such errors and other actions could be taken against us by regulators or others with respect to such errors.

Although we have resolved all of the administrative actions taken by state regulators in April 2017 and shortly thereafter, we have not resolved all of the legal actions. In April 2017, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. As previously disclosed, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. Subsequently, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. While we endeavor to negotiate appropriate resolutions in these two matters, we are vigorously defending ourselves, as we believe we have valid defenses to the claims made in both lawsuits. The outcome of these two lawsuits, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations.
Certain of the state regulators’ cease and desist orders referenced a confidential supervisory memorandum of understanding (MOU) that we entered into with the MMC and six states relating to a servicing examination from 2013 to 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as a step toward closing the 2013 - 2015 examination. Ocwen responded to the MOU items and continues to provide certain reports and other information pursuant to the MOU. There were no monetary or other penalties imposed under the MOU. However, the MOU prohibited us from repurchasing stock during the development of a going forward plan and, thereafter, except as permitted by the plan. We prepared and submitted a plan that contained no stock repurchase restrictions and, therefore, we do not believe we are currently restricted from repurchasing stock. However, the MMC may not agree with our interpretation. For this reason, and on the basis of our progress to date responding to our obligations under the MOU, we have requested that the MOU be terminated. To the extent that we cannot terminate the MOU, we may remain subject to a share repurchase restriction and continued reporting obligations.
In January 2018, prior to our acquisition of PHH, PHH Mortgage Corporation (PMC) entered into a settlement agreement with the MMC and consent orders with certain state attorneys general to resolve and close out findings of an MMC examination of PMC’s legacy mortgage servicing practices. Under the terms of these settlements, PMC agreed to comply with certain servicing standards, to conduct testing of compliance with such servicing standards for a period of three years, and to report to the MMC regarding the same. To the extent PMC does not comply with the terms of the servicing standards, the MMC or state attorneys general could take regulatory action against us, including imposing fines or penalties or otherwise restricting our business activities.
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

New York Department of Financial Services
In March 2017, we entered into a consent order with the NY DFS (the 2017 NY Consent Order) that provided for the termination of the engagement of a monitor appointed pursuant to an earlier 2014 consent order and for us to address certain concerns raised by the NY DFS that primarily relate to our servicing operations, as well as for us to comply with certain reporting and other obligations. In addition, in connection with the NY DFS’ approval in September 2018, of our acquisition of PHH, we agreed to satisfy certain post-closing requirements, including reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto Black Knight MSP and certain requirements with respect to the evaluation and supervision of management of both Ocwen Financial Corporation and PMC. In addition, we are prohibited from boarding any additional loans onto the current REALServicing system and we must transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also modified a preexisting restriction on our ability to acquire MSRs such that the restriction applies only to New York loans and, with respect to New York loans, provides that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year (based on the unpaid principal balance of loans serviced at the prior calendar year-end). This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs.
We continue to work with the NY DFS to address matters they continue to raise with us as well as to fulfill our commitments under the 2017 NY Consent Order and PHH acquisition conditional approval. To the extent that we fail to address adequately any concerns raised by the NY DFS or fail to fulfill our commitments to the NY DFS, the NY DFS could take regulatory action against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
California Department of Business Oversight
On February 17, 2017, OLS and two other subsidiaries, Ocwen Business Solutions, Inc. (OBS) and Ocwen Financial Solutions Private Limited (OFSPL), reached an agreement, in three consent orders (collectively, the 2017 CA Consent Order), with the CA DBO that terminated an earlier 2015 consent order and resolved open matters between the CA DBO and OLS, OBS and OFSPL, including certain matters relating to OLS’ servicing practices and the licensed activities of OBS and OFSPL. We have certain remaining reporting and other obligations under the 2017 CA Consent Order. Pursuant to the 2017 CA Consent Order, the CA DBO has engaged a third-party administrator who, at the expense of the CA DBO, has commenced work to confirm that Ocwen has completed certain commitments under the 2017 CA Consent Order. Still outstanding, however, is our completion of $198.0 million in debt forgiveness for California borrowers by June 30, 2019. As of December 31, 2018, we estimate that we have approximately $15.0 million of debt forgiveness remaining to complete. Based on internal forecasting, we currently believe that we will be able to complete this requirement by June 30, 2019. However, if we are unable to complete this requirement by the deadline or obtain an extension, the 2017 CA Consent Order obligates us to pay the remaining amount to the CA DBO in cash. Our debt forgiveness activities take place as we modify loans - our loan modifications are designed to be sustainable for homeowners while providing a net present value for mortgage loan investors that is superior to that of foreclosure. Debt forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Debt forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer. If the CA DBO were to allege that we failed to comply with our obligations under the 2017 CA Consent Order or that we otherwise were in breach of applicable laws, regulations or licensing requirements, the CA DBO could also take regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
COMPETITION
The financial services markets in which we operate are highly competitive. We compete with large and small financial services companies, including bank and non-bank entities, in the servicing and lending markets. Our competitors include large banks, such as Wells Fargo, JPMorgan Chase, Bank of America and Citibank, large non-bank servicers such as Mr. Cooper and Ditech Financial, market disruptors such as Quicken Loans, SunTrust Mortgage and Regions Mortgage who are aggressively investing in the digital transformation of their business platforms, and real estate investment trusts, including New Residential Investment Corp.
In the servicing industry, we compete based on price, quality and counterparty risk. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, (2) consider our customer satisfaction rankings, and (3) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which makes it challenging to compete. We believe that our competitive strengths flow from our ability to control and drive down delinquencies using proprietary processes and our lower cost to service non-performing, non-Agency loans. Notwithstanding these strengths, we have suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this has weakened our competitive position against both our bank and non-bank servicing competitors.
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
The reverse lending market faces many of the same competitive pressures as the forward market. In addition, the reverse market is significantly smaller than the forward market with a higher market share concentration among the top five Ginnie Mae HMBS issuers. These higher concentration levels can, at times, lead to significant price competition. We believe our competitive advantage flows from Liberty’s long tenure in the industry (Liberty began operations in 2004), which provides us with significant experience and contributes to our name recognition, our strategic partnerships and our use of technology to produce higher levels of productivity to drive down per-loan costs.
THIRD-PARTY SERVICER RATINGS
Like other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings, Inc. (S&P) and Fitch Ratings, Inc. (Fitch). Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.
The following table summarizes our key ratings by these rating agencies:

	Ocwen Loan Servicing, LLC			PHH Corporation
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3-	Average	RPS3-	—	—	RPS3
Residential Primary Servicer	—	—	—	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3-	Average	RPS3-	SQ3	Average	—
Residential Special Servicer	SQ3-	Average	RSS3-	SQ3	Average	RPS3
Residential Second/Subordinate Lien Servicer	SQ3-	Average	RPS3-	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3-	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3-	—	—	RPS3
Master Servicing	SQ3	Average	RMS3-	—	—	—
Ratings Outlook	N/A	Stable	Stable	N/A	Stable	Stable

Date of last action (1)	April 24, 2017	February 26, 2018	July 27, 2018	October 30, 2018	October 8, 2018	November 1, 2018

(1)	Moody’s placed the OLS servicer ratings on Watch for Downgrade on April 24, 2017.
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

NEW RESIDENTIAL INVESTMENT CORP. RELATIONSHIP
NRZ is our largest servicing counterparty, and consequently our servicing business is highly dependent on our continued relationship with NRZ. NRZ related servicing accounted for 51% of the UPB of residential assets serviced as of December 31, 2018. We service loans on behalf of NRZ under various agreements including in connection with Rights to MSRs, where Ocwen retains legal title to the underlying MSRs but NRZ has generally assumed risks and rewards consistent with an MSR owner, and traditional subservicing agreements, where NRZ is the legal MSR owner. As legal MSR owner, or in compliance with the Rights to MSRs agreements, NRZ is responsible to finance all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2018, such servicing advances were approximately $2.7 billion.
The Ocwen subservicing agreement has an initial five-year term, ending July 2022. NRZ may terminate the agreements for convenience, subject to Ocwen’s right to receive a termination fee and proper notice at any time during the initial five-year term. The subservicing agreement can be renewed for three-month terms at NRZ’s option. In addition to a base servicing fee, we receive ancillary income, which primarily includes late fees, loan modification fees and Speedpay® fees. NRZ receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as certain REO-related income including REO referral commissions.
We are currently working towards obtaining the remaining third-party consents to transfer legal title to NRZ for all of the MSRs such that in the future the relationship will be purely a subservicing relationship. With respect to its Rights to MSRs interests, NRZ has the right to sell its servicing rights to a third party if these third-party consents are not obtained and Ocwen does not elect to purchase NRZ’s servicing rights. If NRZ sells its servicing rights to a third party, the transaction can only be completed if the third-party buyer can obtain the necessary third-party consents to transfer the MSRs as required pursuant to the underlying servicing agreements. NRZ also has the obligation to use reasonable efforts to encourage such third-party buyer to enter into a subservicing agreement with Ocwen. However, Ocwen would lose future compensation for subservicing, if no subservicing agreement were ultimately entered into with the third-party buyer.
The PHH subservicing agreement has an initial three-year term, ending June 2020, and contain certain transfer and termination provisions whereby NRZ has the ability to terminate over the three-year term, beginning with the ability to terminate with respect to 25% of the loans covered thereby in June 2018 and 25% beginning in June 2019. NRZ has not provided notice of termination under this 25% termination provision. The PHH subservicing agreement automatically renews for successive one-year terms. Both NRZ and PHH have the right to terminate the subservicing agreement without cause with proper notice. In addition to a base servicing fee based on the delinquency status of each loan, we also receive and ancillary income, which primarily includes late fees, loan modification fees and Speedpay fees.
ALTISOURCE VENDOR RELATIONSHIP
Each of Ocwen Financial Corporation and OMS are parties to a Services Agreement, a Technology Products Services Agreement, an Intellectual Property Agreement and a Data Center and Disaster Recovery Services Agreement with a subsidiary of Altisource. Under the Services Agreements, Altisource provides residential property valuation services, property preservation and inspection services and title services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreements and the Data Center and Disaster Recovery Services Agreements, including licensing us the REALServicing loan servicing system under a statement of work under the Technology Products Services Agreements. These agreements expire August 31, 2025. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource provides title services to Liberty and a General Referral Fee agreement pursuant to which Ocwen receives referral fees that are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with certain real estate sales.
We are currently in the process of transitioning to Black Knight MSP to REALServicing. On February 22, 2019, Ocwen and Altisource S.à r.l (a subsidiary of Altisource) signed a Binding Term Sheet, which among other things, confirms Altisource’s cooperation with the de-boarding of loans from Altisource’s REALServicing servicing system to Black Knight’s MSP servicing system. The Binding Term Sheet also includes provisions regarding assuring that data is accurately transferred to Ocwen, including Ocwen having the ability to verify data accuracy and having continued access to the REALServicing system for an acceptable period of time. We have successfully completed two transfers of loans to Black Knight MSP, totaling approximately 240,000 loans, as of February 27, 2019.
The Binding Term Sheet also amends certain provisions set forth in the Services Agreements. After certain conditions have been met and where Ocwen has the right to select the services provider, Ocwen will use Altisource to provide the types of services that Altisource currently provides under the Services Agreements for at least 90% of services for all portfolios for which Ocwen is the servicer or subservicer, except that Altisource will be the provider for all such services for the portfolios: (i) acquired by Ocwen pursuant to loan servicing under agreements from Homeward (acquired in 2012) or assigned and assumed by Ocwen from Residential Capital, LLC, et al (assets acquired in 2013); and (ii) acquired from Ocwen, excluding certain portfolios in which PHH has an interest, by NRZ or its affiliates prior to the date of the Binding Term Sheet. Notwithstanding the foregoing, Altisource will be the provider of mortgage charge-off collections services under the Services

Agreements. The Binding Term Sheet also sets forth a framework for negotiating additional service level changes in the future. As specified in the Binding Term Sheet, if Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to Altisource’s right to cure. For certain claims arising from referrals received by Altisource after the effective date of the Binding Term Sheet, the provisions include reciprocal indemnification obligations in the event of negligence by either Party and Altisource’s indemnification obligations of Ocwen in the event of any breach by Altisource of its obligations under the Services Agreements. The limitations of liability provisions include an exception for losses either party suffers as a result of third-party claims.
USVI OPERATIONS
As part of an initiative to reorganize the ownership and management of our global servicing assets and operations under a single entity and cost-effectively expand our U.S.-based origination and servicing activities, Ocwen formed OMS in 2012 under the laws of the USVI where OMS is incorporated and has its principal place of business. OMS is headquartered in Christiansted, St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain tax benefits. We refer to these benefits as “EDC Benefits” as they are granted by the USVI Economic Development Commission (EDC). We were approved as a Category IIA service business, and are therefore entitled to receive significant benefits that may have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. Although we are eligible for a reduced tax rate in the USVI, the reduced tax rate has not provided Ocwen with a foreign tax benefit in recent tax years as we have been incurring taxable losses in the USVI.
In connection with the acquisition of PHH and our overall corporate simplification and cost reduction efforts, we are planning a legal entity reorganization that will involve our two primary licensed entities, OLS and Homeward merging into PHH’s primary licensed entity, PMC. As a result of this reorganization, a portion of our USVI operations and assets will be transferred to the U.S. We plan to continue to maintain operations and the EDC Benefits in the USVI until, through and after the reorganization. We expect the reorganization to result in efficiencies and operational cost savings through reduced complexity and a simplification of our global structure.

On December 22, 2017, significant revisions to the Internal Revenue Code of 1986, as amended, were signed into law (Tax Act). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and a new minimum tax enacted to prevent companies from stripping earnings out of the U.S. through U.S. tax deductible payments made to foreign affiliates. The reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after-tax earnings. However, the ultimate impact of the Tax Act on our future after tax earnings is subject to the effect of other complex provisions in the Tax Act, including the Base Erosion and Anti-Abuse Tax (BEAT), Global Intangible Low-Taxed Income (GILTI), and revised interest deductibility limitations. It is possible that the impact of these provisions could significantly reduce the benefit of the reduction in the statutory U.S. federal rate and may also negatively impact the tax advantages received from the EDC Benefits. In addition, Ocwen is continuing to evaluate the impact of the new tax legislation and guiding regulations (which are still being promulgated and finalized) on its global tax position. Certain provisions of the new tax laws and regulations are currently expected to result in an increase to our current income tax obligations.
EMPLOYEES
We had a total of approximately 7,200 and 7,600 employees at December 31, 2018 and 2017, respectively. We maintain operations in the U.S., USVI, India and the Philippines. At December 31, 2018, approximately 4,100 of our employees were located in India and approximately 500 were based in the Philippines. Of our foreign-based employees, more than 80% were engaged in our Servicing operations as of December 31, 2018. Because of the large number of employees in India, our operations could be impacted by significant changes to the political or economic conditions in India or in the political or regulatory climate in the U.S. with respect to U.S. businesses engaging in foreign operations. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We must devote substantial resources to regulatory compliance, and we incurred, and expect to continue to incur, significant ongoing costs to comply with new and existing laws and governmental regulation of our business. If we fail to effectively manage our regulatory and contractual compliance, the resources we are required to devote and our compliance expenses would likely increase. We have identified fulfilling our regulatory commitments and resolving remaining legacy matters as a key initiative in the first phase of our plan to return to profitability while executing the integration with PHH. Any significant delay or complication in fulfilling our regulatory commitments may jeopardize our ability to return to profitability and to obtain the anticipated benefits of our acquisition of PHH.
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
Our actual or alleged failure to comply with the terms of our regulatory settlements or applicable federal, state and local consumer protection laws, regulations and licensing requirements could lead to any of the following:

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
In recent years, the general trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. The CFPB continues to take a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and originations continues to evolve. Individual states have also been active, as have other regulatory organizations such as the MMC. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage originators and servicers. In addition to their traditional focus on licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to such areas as corporate governance, safety and soundness, and risk and compliance management. We must endeavor to work cooperatively with our regulators to understand all their concerns if we are to be successful in our business.
Following the 2018 Congressional elections, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd Frank Act and CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd Frank Act or to the federal regulatory environment generally. Such actions could impact the industry generally or us specifically, could impact our relationships with other regulators, and could adversely impact our business and limit our ability to reach an appropriate resolution with the CFPB with which we are engaged to attempt to resolve certain concerns relating to our mortgage servicing practices, as described in the next risk factor.
The CFPB and state regulators have also increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. In 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The NY DFS also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which require banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry.
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
CFPB

In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. While we believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves, it is possible that resolution of the matters raised by the CFPB could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing and State Attorneys General
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2018. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we are currently discussing the matter with the regulator. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition.
In April 2017 and shortly thereafter, mortgage and banking regulatory agencies from 29 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. These regulatory actions generally took the form of orders styled as “cease and desist orders” and prohibited a range of actions relating to our lending and servicing activities.
We entered into agreements with all 29 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contained the Multi-State Common Settlement Terms.
In addition to the terms described above, Ocwen entered into settlements with certain states on different or additional terms, which include making additional communications with and for borrowers, certain restrictions, certain review, reporting and remediation obligations, and requirements to make certain monetary payments.
We will also incur costs complying with the terms of these settlements, including in connection with the escrow analysis and the transition to Black Knight MSP. In addition, the remediation of errors identified during the escrow analysis could result in payments, credits or other actions to remediate such errors and other actions could be taken against us by regulators or others with respect to such errors.
Although we have resolved all of the administrative actions taken by state regulators in April 2017 and shortly thereafter, we have not resolved all of the legal actions. In April 2017, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. As previously disclosed, the Massachusetts Attorney General had sent us a civil investigative demand requesting information relating to various aspects of our servicing practices, including lender-placed insurance and property preservation fees. Subsequently, the Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. The Massachusetts Attorney General’s lawsuit seeks injunctive and equitable relief, costs, and civil money penalties of $5,000 per confirmed violation of the applicable statute. While we endeavor to negotiate appropriate resolutions in these two matters, we are vigorously defending ourselves, as we believe we have valid defenses to the claims made in both lawsuits. The outcome of these two lawsuits, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations.

Certain of the state regulators’ cease and desist orders referenced the MOU that we entered into with the MMC and six states relating to a servicing examination from 2013 to 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as a step toward closing the 2013 - 2015 examination. Ocwen responded to the MOU items and continues to provide certain reports and other information pursuant to the MOU.
There were no monetary or other penalties imposed under the MOU. However, the MOU prohibited us from repurchasing stock during the development of a going forward plan and, thereafter, except as permitted by the plan. We prepared and submitted a plan that contained no stock repurchase restrictions and, therefore, we do not believe we are currently restricted from repurchasing stock. However, the MMC may not agree with our interpretation. For this reason, and on the basis of our progress to date responding to our obligations under the MOU, we have requested that the MOU be terminated. To the extent that we cannot terminate the MOU, we may remain subject to a share repurchase restriction and continued reporting obligations.
In January 2018, prior to our acquisition of PHH, PMC entered into a settlement agreement with the MMC and consent orders with certain state attorneys general to resolve and close out findings of an MMC examination of PMC’s legacy mortgage servicing practices. Under the terms of these settlements, PMC agreed to comply with certain servicing standards, to conduct testing of compliance with such servicing standards for a period of three years, and to report to the MMC regarding the same. To the extent PMC does not comply with the terms of the servicing standards, the MMC or state attorneys general could take regulatory action against us, including imposing fines or penalties or otherwise restricting our business activities.
We continue to work with the NY DFS to address matters they continue to raise with us as well as to fulfill our commitments under the 2017 NY Consent Order and PHH acquisition conditional approval. To the extent that we fail to address adequately any concerns raised by the NY DFS or fail to fulfill our commitments to the NY DFS, the NY DFS could take regulatory action against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
Pursuant to the 2017 CA Consent Order, we continue to work on completing our debt forgiveness obligations. As of December 31, 2018, we estimate that we have approximately $15.0 million of debt forgiveness remaining to complete. Based on internal forecasting, we currently believe that we will be able to complete this requirement by June 30, 2019. However, if we are unable to complete this requirement by the deadline or obtain an extension, the 2017 CA Consent Order obligates us to pay the remaining amount to the CA DBO in cash. If the CA DBO were to allege that we failed to comply with our obligations under the 2017 CA Consent Order or that we otherwise were in breach of applicable laws, regulations or licensing requirements, the CA DBO could also take regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
Other Matters
On occasion, we engage with agencies of the federal government on various matters, including the Department of Justice, the Office of Inspector General of HUD and SIGTARP. In addition to the expense of responding to subpoenas and other requests for information from such agencies, in the event that any of these engagements result in allegations of wrongdoing by us, we may incur fines or penalties or significant legal expenses defending ourselves against such allegations.
In recent years, we have entered into significant settlements with the NY DFS and the CA DBO, and the 2013 Ocwen National Mortgage Settlement. These settlements involved payments of monetary amounts, ongoing monitoring by third-party firms for which we were financially responsible and other restrictions on our business. For example, we recognized $177.5 million in third-party monitoring costs alone relating to these settlements. While we are not currently subject to active monitorships under these settlements, we remain obligated to comply with the commitments made to our regulators and if we violate those commitments one or more of these entities could take regulatory action against us. In addition, to the extent we are unable to avoid future settlements or other regulatory actions against us, our business, operating results and financial condition will continue to be adversely affected.
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
Our regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’ and rating agencies’ perceptions of us. As a result, our ordinary course interactions with regulators may be adversely affected. We may incur additional compliance costs and management time may be diverted from other aspects of our business to address regulatory issues. It is possible that we may incur additional fines or penalties or even that we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. In addition, certain regulators have begun to make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management, which could result in additional obligations such as liquidity and capital requirements or restrictions on business conduct such as engaging in stock repurchases.
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
Disruptions and failures of our systems or those of our vendors may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations. The secure transmission of confidential information over the Internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence in certain of our services. We have programs in place to detect and respond to security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. None of the cybersecurity incidents we have experienced to date has been material to our business, financial condition or operations.
In addition, consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the use of technology in our business that could adversely affect us or result in significant compliance costs. As such, the NY DFS Cybersecurity Regulation requires New York insurance companies, banks, and other regulated financial services institutions - including Ocwen as a non-bank financial services company licensed in the state of New York - to assess their cybersecurity risk profile. In particular, regulated entities are required, among other things, to adopt the core requirements of a cybersecurity program, including a cybersecurity policy, effective access privileges, cybersecurity risk assessments, training and monitoring for all authorized users, and appropriate governance processes. This regulation also requires regulated entities to submit notices to the NY DFS of any security breaches or other cybersecurity events, and to certify their compliance with all aspects of the regulation on an annual basis. Ocwen has enhanced its existing cybersecurity program in order to comply with these requirements.
Security breaches, computer viruses, cyberattacks, hacking and other acts of vandalism are increasing in frequency and sophistication, and could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data and other information that we must keep secure. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyberattack, a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process these transactions. If one or more of such events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks, which could result in our facing significant losses, reputational damage and legal liabilities.
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
Our regulatory settlements have significantly impacted our ability to maintain or grow our servicing portfolio because we agreed to certain restrictions that effectively prohibited future bulk acquisitions of residential servicing. While certain of these restrictions have been eased in connection with our resolution of state regulatory matters and acquisition of PHH, we are still restricted in our ability to grow our portfolio under the terms of our agreements with the NY DFS, the Massachusetts Division of Banks, and the Nebraska Department of Banking and Finance. If we are unable to satisfy the conditions of the regulatory commitments we made to these and other regulators, or if a future regulatory settlement restricts our ability to acquire MSRs, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions and our business could be materially and adversely affected. Moreover, even when regulatory restrictions are lifted, the reputational damage done by these actions may inhibit our ability to acquire new business.
We have identified replenishing portfolio runoff and restoring a growth focus as key initiatives in the first phase of our plan to return to profitability while executing the integration with PHH. An inability to execute on these initiatives may jeopardize our ability to return to profitability and to obtain the anticipated benefits of our acquisition of PHH.
If we are unable to respond effectively to routine or other regulatory examinations, our business and financial conditions may be adversely affected.
Regulatory examinations by state and federal regulators are part of our ordinary course business activities. If we are unable to respond effectively to regulatory examinations, our business and financial conditions may be adversely affected. For example, our January 2015 consent order with the CA DBO, which has now been terminated, arose out of an alleged failure to respond adequately to requests from the CA DBO as part of a routine regulatory examination. If, in the future, we fail to respond effectively to regulatory examinations, we may incur fines or penalties or we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. We could also suffer from reputational harm and become subject to private litigation.
The Dodd-Frank Act has significantly impacted our business and may continue to do so, and new rules and regulations or more stringent interpretations of existing rules and regulations by the CFPB could result in increased compliance costs and, potentially, regulatory action against us.
The Dodd-Frank Act and regulation by the CFPB, which the Dodd-Frank Act created, impact our business in the areas of mortgage servicing, loan origination, sales and securitization.
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
GSE and Ginnie Mae initiatives and other actions may affect our financial condition and results of operations.
Due to the significant role that the GSEs play in the secondary mortgage market, new initiatives and other actions that they may implement could become prevalent in the mortgage servicing industry generally. To the extent that FHFA and/or the GSEs implement reforms that materially affect the market not only for conventional and/or government-insured loans but also the non-qualifying loan markets, such reforms could have a material adverse effect on the creation of new MSRs, the economics or performance of any MSRs that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements.
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
Our plans to acquire MSRs will require approvals and cooperation by the GSEs and Ginnie Mae. Should approval or cooperation be withheld, we would have difficulty meeting our MSR acquisition objectives.
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
The TRID rules include requirements relating to consumer facing disclosure and waiting periods to allow consumers to reconsider committing to loans after receiving required disclosures. If we fail to comply with the TRID rules, we may be unable to sell loans that we originate or purchase, or we may be required to sell such loans at a discount compared to other loans. We also could be subject to repurchase or indemnification claims from purchasers of such loans, including the GSEs. Additionally, loans might stay on our warehouse lines for longer periods before sale, which would increase our holding costs and interest expense. We could also be subject to regulatory actions or private lawsuits.
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
A significant portion of Ocwen’s loan modifications in recent years have been in connection with the now ended HAMP program. SIGTARP has indicated that it is assessing potential unlawful conduct by servicers in the HAMP program. In May 2017, we received a subpoena from SIGTARP requesting various documents and information relating to Ocwen’s participation in the HAMP program, and we have been providing documents and information in response to that subpoena. If SIGTARP were to allege breaches of the HAMP program, such allegations could be referred to the enforcement authorities within the Department of the Treasury or the Department of Justice and if such enforcement authorities elected to take action against Ocwen, it could adversely affect our business, reputation and financial condition, regardless of the outcome of any such enforcement action.
If we fail to satisfy minimum net worth and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties, our business, financing activities, financial condition or results of operations could be materially and adversely affected.
As a result of our servicing and loan origination activities, we are subject to minimum net worth and liquidity requirements established by state regulators, GSEs, Ginnie Mae, lenders, and other counterparties. We have been incurring losses for the last five years, which has eroded our net worth. In addition, we must structure our business so each subsidiary satisfies the net worth and liquidity requirements applicable to it, which can be challenging.
The minimum net worth and liquidity requirements to which our licensed entities are subject vary by state and type of license. We must also satisfy the minimum net worth and liquidity requirements of the GSEs and Ginnie Mae in order to maintain our approved status with such agencies and the minimum net worth and liquidity requirements set forth in our agreements with our lenders.
Minimum net worth requirements and liquidity are generally calculated using specific formulas that often exclude various items, such as intangible assets or certain intercompany receivables. Changes to these formulas have the potential to significantly affect net worth and liquidity calculations, and increases to the minimum required thresholds have the potential to cause non-compliance, both of which could imperil our ability to satisfy future minimum net worth and liquidity requirements. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2018. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we are currently discussing the matter with the regulator.
If we fail to satisfy minimum net worth requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae, or it could trigger a default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, financing activities, financial condition or results of operations.
There may be material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs sponsored by HUD and FHA, and securitized by Ginnie Mae, which could materially and adversely affect us and the reverse mortgage industry as a whole.
The reverse mortgage industry is largely dependent upon rules and regulations implemented by HUD, FHA and Ginnie Mae. There can be no guarantee that HUD/FHA will retain Congressional authorization to continue the HECM program, which provides FHA government insurance for qualifying HECM loans, or that they will not make material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs. For example, HUD previously implemented certain lending limits for the HECM program, and added credit-based underwriting criteria designed to assess a borrower’s ability and willingness to satisfy future tax and insurance obligations. In addition, Ginnie Mae’s participation in the reverse mortgage industry may be subject to economic and political changes that cannot be predicted. Any of the aforementioned circumstances could materially and adversely affect the performance of our reverse mortgage business and the value of our common stock.
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
As a business with a global workforce, we need to ensure that our activities, including those of our foreign subsidiaries, comply with applicable United States and foreign laws and regulations. Various states have implemented regulations which specifically restrict the ability to perform certain servicing and originations functions offshore and, from time to time, various state regulators have scrutinized the operations of our foreign subsidiaries. For example, as previously disclosed, in 2016, two of our foreign subsidiaries entered into a Consent Order with the Washington State Department of Financial Institutions relating to the activities of those entities in Washington State under the Washington Consumer Loan Act. Our failure to comply with applicable laws and regulations could, among other things, result in restrictions on our operations, loss of licenses, fines, penalties or reputational damage and have an adverse effect on our business.
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
Losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to profitability in the shortest timeframe possible within an appropriate risk and compliance environment. While we believe our acquisition of PHH provides us with the opportunity to transform into a stronger, more efficient company better able to serve our customers and clients, and positions us for a return to growth, we believe we must execute on five key initiatives in order to drive stronger financial performance. First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto Black Knight MSP. Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process. Third, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. Fourth, we must replenish our servicing portfolio through expanding our lending business and permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets. Finally, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our growth and other initiatives.
There can be no assurance that we will be successful in executing on these initiatives. Further, there can be no assurance that even if we execute on these initiatives we will be able to return to profitability. In addition to successful operational execution of our key initiatives, our success will also depend on market conditions and other factors outside of our control. If we continue to experience losses, our share price, business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Our advance financing facilities are comprised of (i) revolving notes issued to global financial institutions that generally have a revolving period of less than two years, and (ii) term notes issued to institutional investors with one-, two- and three-year periods. At December 31, 2018, we had $778.3 million outstanding under these facilities. The revolving periods for variable funding notes with a total borrowing capacity of $290.0 million end in 2019.
In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, repayment of the outstanding balances on the revolving and term notes must begin at the end of the applicable revolving period and end of the term, respectively. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have 364-day terms, and similar to the revolving notes in the advance financing facilities, they are typically renewed, replaced or extended annually. At December 31, 2018, we had $155.7 million outstanding under these warehouse financing arrangements, all under agreements maturing in 2019.
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
We currently fund a substantial portion of our servicing advance obligations through our servicing advance facilities. Under normal market conditions, mortgage servicers typically have been able to renew or refinance these facilities. However, market conditions or lenders’ perceptions of us at the time of any renewal or refinancing may mean that we are unable to renew or refinance our advance financing facilities or obtain additional facilities on favorable terms or at all.
Our servicing business is highly dependent on our continued relationship with NRZ, our largest client. NRZ-related servicing constituted approximately 51% of the Ocwen servicing portfolio by UPB as of December 31, 2018. Our agreements with NRZ provide NRZ with certain termination and transfer rights. Should NRZ choose to exercise these rights, we could be materially and adversely impacted due to the large proportion of our servicing portfolio to which these rights apply.
Under agreements relating to subservicing and Rights to MSRs for loans with approximately $130.5 billion in outstanding UPB as of December 31, 2018 (representing 51% of the Ocwen servicing portfolio), any failure under a financial covenant could result in NRZ terminating Ocwen as subservicer under the subservicing agreements or in directing the transfer of servicing away from Ocwen under the Rights to MSRs agreements. Similarly, failure by Ocwen to meet operational requirements, including service levels, critical reporting and other obligations, could also result in termination or transfer for cause. A termination for cause and transfer of servicing could materially and adversely affect Ocwen’s financial condition and share value.
Further, under our 2017 subservicing agreement with NRZ, at any time during the initial five-year term, NRZ may terminate these agreements for convenience, subject to Ocwen’s right to receive a termination fee and proper notice. In addition, under the 2018 agreements relating to NRZ’s Rights to MSRs, NRZ has the right to sell its servicing rights to a third-party if third-party consents to transfer the MSRs to NRZ are not obtained and Ocwen does not elect to purchase NRZ’s servicing rights. If NRZ sells its servicing rights to a third party, the transaction can only be completed if the third-party buyer can obtain the necessary third-party consents to transfer the MSRs. NRZ also has the obligation to use reasonable efforts to encourage such third-party buyer to enter into a subservicing agreement with Ocwen. Ocwen may lose future compensation for subservicing, however, if no subservicing agreement is ultimately entered into with the third-party buyer.
PHH also has a substantial relationship with NRZ that we assumed as a result of the PHH acquisition. As part of the sale of substantially all of PHH’s MSRs and related servicing advances to NRZ, PHH entered into a subservicing agreement with NRZ for the subservicing of the loans to which the MSRs relate for an initial three-year period beginning June 2017, subject to certain transfer and termination provisions. The loans subject to the subservicing agreement represent $42.3 billion in UPB as of December 31, 2018. NRZ has the ability to terminate portions of the subservicing agreement over the three-year term, beginning with the ability to terminate with respect to 25% of the loans covered thereby in June 2018 and 25% beginning in June 2019. If NRZ terminates this relationship, in full or in part, it could have a material adverse impact on our revenue. In addition, the sale transaction has not been completed with respect to loans representing $3.4 billion in UPB and $73.3 million of servicing advances as of December 31, 2018. There is a risk that the sale of these remaining assets may not be completed, in which case we would not receive the sale proceeds.
Because of the large percentage of our servicing business that is represented by agreements with NRZ that provide NRZ with the termination or transfer rights described above, our financial condition could be materially and adversely affected if NRZ exercised a significant portion of these rights. More generally, if NRZ were to decline to continue doing business with us and we were unable to develop relationships with new servicing clients on a similar scale, our servicing business, results of operations and financial condition could be materially and adversely affected.
If NRZ were to fail to comply with its servicing advance obligations under its agreements with us, it could materially and adversely affect us.
Under the Rights to MSRs agreements, NRZ is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2018, such servicing advances were approximately $2.3 billion. However, under the Rights to MSRs structure, we are contractually required under our servicing agreements with the RMBS trusts to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. Therefore, if NRZ were unable to meet its advance financing obligations, we would remain obligated to meet our advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition and servicing operations.
NRZ currently uses advance financing facilities to fund a substantial portion of the servicing advances that NRZ is contractually obligated to make pursuant the Rights to MSRs agreements. Although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the entity performing the work of servicing the underlying loans on which advances are being financed. As such, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ. If we were to make representations or warranties that were untrue or if we were otherwise to fail to comply with our contractual obligations, we could become subject to claims for damages or events of default under such facilities could be asserted.
A failure to maintain minimum servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.
S&P, Moody’s, Fitch and others rate us as a mortgage servicer. Failure to maintain minimum servicer ratings could adversely affect our ability to sell or fund servicing advances going forward, could affect the terms and availability of debt financing facilities that we may seek in the future, and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings. Out of 3,140 non-Agency servicing agreements, 697 with $25.9 billion of UPB as of December 31, 2018 have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in 171 of these non-Agency servicing agreements. This represents approximately $8.2 billion in UPB as of December 31, 2018, or approximately 7% of our total non-Agency servicing portfolio. While the holders of these termination rights have not exercised them to date, they have not waived the right to do so, and we could, in the future, be subject to terminations either as a result of servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations. Downgrades in our servicer ratings could also affect the terms and availability of advance financing facilities that we may seek in the future. Our failure to maintain minimum or specified ratings could adversely affect our dealings with contractual counterparties, including GSEs, and regulators, any of which could have a material adverse effect on our business, financing activities, financial condition and results of operations.
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
Adverse economic conditions could also negatively impact our lending businesses. For example, declining home prices and increasing loan-to-value ratios may preclude many potential borrowers from refinancing their existing loans. Further, an increase in prevailing interest rates could decrease originations volume.
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
We have contractual obligations under the servicing agreements pursuant to which we service mortgage loans. Many of our servicing agreements require adherence to general servicing standards, and certain contractual provisions delegate judgment over various servicing matters to us. Our servicing practices, and the judgments that we make in our servicing of loans, could be questioned by parties to these agreements, such as trustees or master servicers, or by investors in the trusts which own the mortgage loans (or other third parties). As a result, we could become subject to litigation claims seeking damages or other remedies arising from alleged breaches of our servicing agreements. Indeed, several trustees are currently defending themselves against claims by RMBS investors that the trustees failed to properly oversee mortgage servicers-including Ocwen-in the servicing of hundreds of trusts. Trustees subject to those suits have informed Ocwen that they may seek indemnification for losses they suffer as a result of the filings.
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
In addition, OLS, Homeward, Liberty and PMC are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. To date, none of these agencies has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with the related net worth requirements at December 31, 2018. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have an adverse impact on our business. See Note 25 — Contingencies for additional information relating to our recent interactions with Ginnie Mae as a result of the state regulatory actions discussed in that note.
GSEs or Ginnie Mae may curtail or terminate our ability to sell, service or securitize newly originated loans to them.
As noted in the prior risk factor, if we do not comply with our seller/servicer obligations, the GSEs or Ginnie Mae may utilize a variety of remedies against us. Such remedies include curtailment of our ability to sell newly originated loans or even termination of our ability to sell, service or securitize such loans altogether.
Technology or process failures could damage our business operations or reputation, harm our relationships with key stakeholders and lead to regulatory sanctions or penalties.
Operational risk is inherent in virtually all of our activities. While we have established and maintain an overall risk framework that is designed to balance strong corporate oversight with well-defined independent risk management, we continue to be subject to some degree of operational risk. Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across various parts of our business. These transactions often must adhere to the terms of a complex set of legal and regulatory standards, as well as the terms of our servicing and other agreements. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. For example, in the area of borrower correspondence, in 2014, problems were identified with our letter dating processes such that erroneously dated letters were sent to borrowers, which damaged our reputation and relationships with borrowers, regulators, important counterparties and other stakeholders. Because in an average month we mail over 2 million letters, a process problem such as erroneous letter dating has the potential to negatively affect many parts of our business and have widespread negative implications.
We are responsible for developing and maintaining sophisticated operational systems and infrastructure, which is challenging. The CFPB and other regulators have emphasized their focus on the importance of servicers’ and lenders’ systems and infrastructure operating effectively. If our systems and infrastructure fail to operate effectively, such failures could damage our business and reputation, harm our relationships with key stakeholders and lead to regulatory sanctions or penalties.
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
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors for a number of key services, including our servicing system that runs on an information technology system that we license under agreements with Altisource. Our servicing business operates on this system and we have used it for many years. In 2017, we entered into an agreement with Black Knight pursuant to which we plan to transition to Black Knight MSP during 2019. On February 22, 2019, Ocwen and Altisource S.à r.l (a subsidiary of Altisource) signed a Binding Term Sheet (the Term Sheet), which among other things, confirms Altisource’s cooperation with the de-boarding of loans from Altisource’s REALServicing servicing system to Black Knight’s MSP servicing system.
In addition to the Term Sheet, Ocwen and Altisource S.à r.l also entered into a letter agreement confirming that, except in relation to Ocwen’s transfer off of the REALServicing technology beginning in February 2019 or termination of the REALServicing statement of work, each party reserves its rights and remedies in the event of any disputes between them. While the Term Sheet does not restrict Ocwen’s rights to sell MSRs in any way, the letter agreement specifically includes a reservation of each party’s rights to assert damage claims against the other party regarding such transactions including any transfer by Ocwen to NRZ (or its affiliates) or any third party of the rights to designate a vendor. Ocwen does not believe its agreements with Altisource restrict Ocwen’s rights to sell MSRs or to restrict Ocwen from allowing an owner of MSRs, or owner of the economics thereto, the right to designate vendors. As such, Ocwen believes any asserted claims by Altisource against Ocwen arising from Ocwen’s sale of MSRs or related to the rights to designate a vendor to a third party, would be without merit and we have so informed Altisource. However, if Altisource were to assert such claims against us, such disputes could cause us to incur costs, divert the attention of management, and potentially disrupt our operations which rely on Altisource-provided services, regardless of whether such claims were ultimately resolved in our favor.
If Altisource were to fail to properly fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. In addition, if Altisource fails to develop and maintain its technology so as to provide us with an effective and competitive platform, our business could suffer. Similarly, we are reliant on other vendors for the proper maintenance and support of our technological systems and our business and operations would suffer if these vendors do not perform as required. If Altisource or our other vendors do not adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, our business and operations could be materially and adversely affected.
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
In addition to our reliance on the vendors discussed above, our business is reliant on a number of technological vendors that provide services such as integrated cloud applications and financial institutions that provide essential banking services on a daily basis. Even short-terms interruptions in the services provided by these vendors and financial institutions could be disruptive to our business and cause us financial loss. Significant or prolonged disruptions in the ability of these companies to provide services to us could have a material adverse impact on our operations.
We have undergone and continue to undergo significant change to our technology infrastructure and business processes. Failure to adequately update our systems and processes could harm our ability to run our business and adversely affect our results of operations.
We are currently making, and will continue to make, technology investments and process improvements to improve or replace the information processes and systems that are key to managing our business, to improve our compliance management system, and to reduce costs. Additionally, as part of the transition to Black Knight MSP and the integration of our information processes and systems with PHH, we have undergone and continue to undergo significant changes to our technology infrastructure and business processes. Failure to select the appropriate technology investments, or to implement them correctly and efficiently, could have a significant negative impact on our operations.
If our transition to a new servicing system does not go as planned, we could experience disruptions in our operations, and our relationships with regulators and our regulatory compliance could be negatively impacted.
As described above, we have entered into an agreement with Black Knight pursuant to which we plan to transition to Black Knight MSP during 2019. We are highly dependent on the successful functioning of our servicing system in order to operate our loan servicing business effectively and in compliance with our regulatory and contractual obligations. Implementing a large-scale transition to a new technology product such as a new servicing system is inherently complex and involves significant operational risk, including with respect to technical deficiencies that may impact customer data. We expect to devote significant capital and human resources to implementing this transition, and we may experience decreases in productivity and increased costs as our employees implement and become familiar with the new system. Further, both the costs and length of time required to implement the transition may exceed our expectations. Because PHH currently utilizes Black Knight MSP for its servicing operations, Ocwen intends to transfer the loans it services to PHH’s Black Knight MSP versus a separate instance of Black Knight MSP as it believes such a transfer can happen sooner and with less implementation and transfer risk. While we believe that such a transition poses less risk, it will still be subject to the operational and other risks summarized above. Accordingly, if our transition to Black Knight MSP does not go as planned, our business, financial condition and results of operations could be materially and adversely affected. In addition, delays or other issues with our transition to Black Knight MSP could negatively impact our relationships with regulators and our regulatory compliance.
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

At December 31, 2018, we had outstanding representation and warranty repurchase demands of $51.3 million UPB (316 loans).
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
We have made representations, warranties and covenants relating to our past sales of Agency MSRs. In addition, PHH has also conducted past sales of Agency MSRs, including the sales of its Fannie Mae and Freddie Mac MSRs to NRZ, and we acquired these contractual liabilities in connection with our acquisition of PHH. To the extent that we (or PHH, as applicable) have made inaccurate representations or warranties or fail to perform our covenants, we could incur liability to the purchasers of these MSRs pursuant to the contractual provisions of our sale agreements. In addition, transfers of servicing are subject to regulation under federal consumer finance laws, including CFPB rules implementing RESPA that require servicers to, among other things, maintain policies and procedures that are reasonably designed to facilitate the transfer of accurate information and documents during mortgage servicing transfers and properly evaluate loss mitigation applications that are in process at the time of transfer. The CFPB has advised mortgage servicers that its examiners will be carefully reviewing servicers’ compliance with these and other regulations applicable to servicing transfers, and state mortgage regulators have supervisory power over any licensed institutions involved in a transaction. Accordingly, we devote significant time and resources to our compliance efforts and to engaging with such regulators in connection with our transfers of mortgage servicing, and we expect to continue to do so. If we fail to comply with regulations relating to servicing transfers in connection with dispositions of MSRs, we could be subject to adverse regulatory actions, which could materially and adversely affect our business.
We are highly dependent on an experienced senior management team, including our President and Chief Executive Officer, and the loss of the services of one or more of our senior officers could have a material adverse effect on us. In addition, high turnover of management and non-management employees could harm our business.
We are highly dependent on an experienced management team. We do not maintain key man life insurance relating to our President and Chief Executive Officer, Glen A. Messina, or any of our other executive officers. The loss of the services of Mr. Messina or any of our other senior officers could have a material adverse effect on us. We could also be harmed by legal actions brought by former senior officers after they have ceased employment with Ocwen.
In 2018, we experienced elevated management turnover, including the departure of our former President and Chief Executive Officer, Ronald M. Faris, and our former Chief Financial Officer, Michael R. Bourque, Jr. In addition, as we integrate business units following the PHH acquisition, we are experiencing significant turnover among both management and non-management employees. While planned departures form part of our plan to capture acquisition synergies, there is a risk that employee departures, even if planned, could lead to operational disruptions or other adverse impacts on our business. If we are unable to retain key talent as we execute the integration, it could impair our ability to obtain the anticipated benefits of the PHH acquisition.
The human capital and site closure components of our cost re-engineering efforts could disrupt operations, impair morale and productivity, and generate negative publicity, which could have a material adverse effect on our operations, business and financial performance.
As part of our cost re-engineering plans, we expect to reduce total staffing levels significantly and to close a number of our U.S. facilities. While we believe these steps are necessary in order to drive stronger financial performance and, in the longer term, simplify our operations, the process of closing these facilities will add complexity to our operations in the short term and divert management and employee attention from our other initiatives. In addition, the reduction in our workforce may negatively impact employee morale. It is possible that critical employees may seek other employment, or that employees needed to assist with the transition will depart prior to their scheduled departure dates. Further, it is possible that we have misjudged the number or allocation of positions needed to run our operations efficiently and critical functions could be understaffed. Finally, the potential negative publicity accompanying the site closures and workforce reductions may invite increased regulatory inquiries. Any of the above risks, or a combination of these risks, could impair our ability to realize anticipated integration synergies and result in a material adverse effect on our business and operating results.
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
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the Philippines, the USVI and Florida. Approximately 4,100, or 57%, of our employees as of December 31, 2018 are located in India. During 2017 and 2018, severe flooding caused disruptions to our operations in both India and the Philippines, and we remain vulnerable to future events of flooding and severe weather. In addition, OLS and OMS maintain their headquarters in St. Croix, in the USVI, where we also operate a call center. During 2017, two major hurricanes disrupted our operations in St. Croix for an extended period of time and we faced additional expense resulting from the evacuation of personnel and from property damage. Further, weather-related damage in St. Croix has made living there more burdensome, which could negatively impact our ability to retain and attract qualified personnel. The occurrence of severe weather events in the future could have a significant adverse effect on our business and results of operations.
We are subject to, among other things, requirements regarding the effectiveness of our internal controls over financial reporting. If our internal controls over financial reporting are found to be inadequate, our financial condition and results of operations and the trading price of our common stock may be materially and adversely affected.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. As previously disclosed, in connection with the restatement of our consolidated financial statements for the year ended December 31, 2016, we identified a material weakness in internal control over financial reporting as a result of which we determined our disclosure controls and procedures were not effective. In response to changes implemented by management, and subsequent testing and evaluation, we consider this material weakness to be remediated and have concluded that these controls are operating effectively. However, we cannot be certain that any measures that we implemented will ensure adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP), because of their inherent limitations, internal controls over financial reporting may not prevent or detect fraud or misstatements. Fraud or misstatement could adversely affect our financial condition and results of operations. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. In addition, investors could lose confidence in our financial reports and the trading price of our common stock may be adversely affected if our internal controls over financial reporting are found by management or by our independent registered public accounting firm not to be adequate.
We have operations in India and the Philippines that could be adversely affected by changes in the political or economic stability of these countries or by government policies in India, the Philippines or the U.S.
Approximately 4,100, or 57%, of our employees as of December 31, 2018 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent in India. Unless we can continue to enhance the efficiency and productivity of our employees, wage increases in the long term may negatively impact our financial performance.
Political activity or other changes in the political or economic stability in India could affect our ability to operate our business effectively. For example, political protests disrupted our Indian operations in multiple cities for a number of days during 2018. Depending on the frequency and intensity of similar occurrences in the future, our Indian operations could be significantly adversely affected.
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
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition to service mortgage loans and for mortgage loan originations comes primarily from commercial banks and savings institutions and non-bank lenders and mortgage servicers. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and typically have access to greater financial resources and lower funding costs. While our acquisition of PHH is anticipated to help us increase scale and utilize resources more efficiently, we continue to face competitive disadvantages. Further, our competitors that are national banks may also benefit from a federal exemption from certain state regulatory requirements that is applicable to depository institutions. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of revenue generating options (e.g., originating types of loans that we choose not to originate) and establish more favorable relationships than we can. With the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. Competition to service residential loans may result in lower margins. Because of the relatively limited number of servicing clients, our failure to meet the expectations of any significant client could materially impact our business. Ocwen has suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this may have weakened our competitive position against both our bank and non-bank mortgage servicing competitors. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations.
We originate and securitize reverse mortgages, which subjects us to risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
We originate, securitize and service reverse mortgages although we have retained third parties to subservice the reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until a default event under the terms of the mortgage occurs, the borrower dies, the borrower moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to occupy the home as their primary residence, maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgage~~s~~ are perceived by potential customers and thus reduce demand for reverse mortgages. Additionally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of the elderly. The HUD HECM reverse mortgage program has in the past responded to scrutiny around similar issues by implementing rule changes, and may do so in the future. It is not possible to predict whether any such rule changes would negatively impact us. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
If we are unable to fund our tail commitments or securitize our HECM loans (including tails), this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We have originated and continue to service HECM loans under which the borrower has additional undrawn borrowing capacity in the form of undrawn lines of credit. We are obligated to fund future borrowings drawn on that capacity. As of December 31, 2018, our commitment to fund additional borrowing capacity was $1.4 billion. In addition, we are required to pay mortgage insurance premiums on behalf of HECM borrowers. We normally fund these obligations on a short-term basis using our cash resources, and from time to time securitize these amounts (along with our servicing fees) through the issuance of tails. If our cash resources are insufficient to fund these amounts and we are unable to fund them through the securitization of such tails, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Reinsuring risk through our captive reinsurance entity could adversely impact our results of operation and financial condition.
If our captive reinsurance entity incurs losses from a severe catastrophe or series of catastrophes, particularly in areas where a significant portion of the insured properties are located, claims that result could substantially exceed our expectations, which could adversely impact our results of operation and financial condition.
A significant portion of our business is in the states of California, Florida, Texas, New York and Illinois, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in those states.
A significant portion of the mortgage loans that we service and originate are secured by properties in California, Florida, Texas, New York and Illinois. Any adverse economic conditions in these markets, including a downturn in real estate values, could increase loan delinquencies. Delinquent loans are more costly to service and require us to advance delinquent principal and interest and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We could also be adversely affected by business disruptions triggered by natural disasters or acts or war or terrorism in these geographic areas.
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
Certain non-recurring gains and losses have significantly affected our operating results in the past, and non-recurring gains and losses may affect our operating results in future periods, resulting in substantial inter-period variations in financial performance. In particular, our financial results for the year ended December 31, 2018 reflect substantial costs relating to the integration of PHH, including costs relating to severance agreements and technology transitions. These costs may continue to have a significant impact on our future financial results.
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
At December 31, 2018, 77% and 73% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 97% and 100% of which are considered Level 3 valuations. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the transfers of reverse mortgages do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
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
As of December 31, 2018, we have interest rate caps in place that limit our exposure to increases in interest rates on our match funded advance financing facilities. We currently have no economic hedge positions open to hedge our fair value MSRs. If we acquire additional servicing or subservicing rights in the future, there is no assurance that we will be able to obtain the fixed rate financing that would be necessary to protect us from the effect of rising interest rates. Therefore, we may consider utilizing various derivative financial instruments to protect against the effects of rising rates. In addition, we may use interest rate swaps, U.S. Treasury futures, forward contracts and other derivative instruments to hedge our interest rate exposure on loans and MSRs measured at fair value. We have entered into forward mortgage backed securities trades to hedge our mortgage loans held for sale at fair value and to hedge interest rate lock commitments (IRLCs) on loans that we have agreed to originate at a specified fixed or variable rate.
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
We are exposed to liquidity, interest rate and foreign currency exchange risks among other risks.
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
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2018, we had total advances and match funded advances of $1.2 billion. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt at December 31, 2018 is variable rate. Rising interest rates may increase our interest expense. Earnings on float balances partially offset this variability. At December 31, 2018, we had no interest rate swaps in place to hedge our exposure to rising interest rates, but we have interest rate caps in place as required by certain of our advance financing arrangements.
The MSRs that we carry at fair value are subject to substantial interest rate risk as the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. We may enter into economic hedges (derivatives that do not qualify as hedges for accounting purposes) including interest rate swaps, U.S. Treasury futures and forward contracts to minimize the effects of loss in value of these MSRs associated with increased prepayment activity that generally results from declining interest rates. We currently have no economic hedges in place to minimize the effects on our MSRs carried at fair value of increased prepayment activity in the event of declining interest rates.
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
We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in the Philippines and India expose us to foreign currency exchange rate risk.
We have established policies and procedures intended to identify, monitor and manage the risks described above and other risks to which we are subject. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management. However, we cannot guarantee that our risk management policies and procedures will be effective, and to the extent they are not, our business, financial condition, and results of operations could be adversely affected.
Pursuit of business or asset acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
This risk factor discusses certain general risks raised by acquisitions. See “Risks Relating to the Integration of PHH” below for a discussion of certain specific risks relating to our 2018 acquisition of PHH.
We are actively looking for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired business or assets or that the economic conditions underlying our acquisition decision have changed. For example, in 2014, we recognized an impairment loss of the full carrying value of goodwill totaling $420.2 million, which was primarily associated with certain large acquisitions in prior years. It may also take several quarters or longer for us to fully integrate newly acquired business and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our results of operations and financial condition.
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
The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain tranches of them. For example, we and the applicable seller are often required to obtain certain regulatory and contractual consents as a prerequisite to closing, such as the consents of Fannie Mae or Freddie Mac, the FHFA and trustees to RMBS securitization trusts. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all the required consents, which may mean that we are unable to acquire all the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated.
Risks Relating to the Integration of PHH

We may not successfully integrate the businesses of Ocwen and PHH, which would impair our ability to return to profitability and execute on key initiatives throughout Ocwen.
Successfully integrating the business, operations, and personnel of Ocwen and PHH is critical in order for us to create value, reengineer our cost structure, restore our focus on growth, and fulfill our regulatory commitments. If we cannot execute an efficient and effective integration process, it may not be possible to capture the expected synergies of our acquisition of PHH to the extent, or on the timeframe, anticipated. The integration of businesses is complex and time-consuming. The difficulties that could be encountered include with respect to the following:

•	maintaining subservicing and other business relationships;

•	integrating operations and systems, including integration of information technology systems and our planned transition to Black Knight MSP;

•	management’s ability to train and integrate personnel;

•	coordinating geographically dispersed organizations;

•	distraction of management and employees from operations and strategic initiatives;

•	changes or conflicts in corporate culture;

•	retaining existing customers and attracting new customers;

•	retaining existing employees and attracting new employees; and

•	inefficiencies associated with the integration and management of the operations of the two companies.
In addition, there have been and will continue to be integration costs and non-recurring transaction costs. These costs include fees paid to legal, financial, accounting and other advisors, as well as the costs associated with combining operations, such as severance payments and the costs of executing technology transitions, and such costs may be significant.
An inability to realize the full extent of the anticipated benefits of the acquisition, including estimated cost synergies, as well as any delays encountered in the integration process and realizing such benefits, could have an adverse effect upon our revenues, level of expenses and operating results, which may materially adversely affect the value of our shares of common stock.
Continuing uncertainties associated with the PHH acquisition may cause a loss of employees or customers and may otherwise affect the future business and operations of Ocwen and the combined company.
Continuing uncertainty about the effect of the PHH acquisition on employees and customers may have an adverse effect on Ocwen as we proceed with our integration plans. For instance, as noted above, following the acquisition of PHH, we have experienced significant turnover of both management and non-management employees. These uncertainties may impair our ability to retain and motivate key personnel and could also cause our servicing clients, suppliers, licensees, partners and other business partners to defer entering into contracts with, making other decisions concerning, or seeking to change existing business relationships with Ocwen. Because Ocwen depends on the experience and industry knowledge of its executives and other key personnel to execute their business plans, we may be unable to meet our strategic objectives.
Ocwen assumed all of PHH’s liabilities upon completion of the PHH acquisition, which could have a material adverse effect on Ocwen’s business, financial condition, or results of operation, or could otherwise reduce the anticipated benefits to Ocwen of the acquisition.
Upon completion of the acquisition of PHH, Ocwen assumed all of PHH’s liabilities by operation of law. Similar to Ocwen and other mortgage loan servicers and lenders, PHH and its subsidiaries are routinely, and currently, defendants in various legal proceedings that arise in the ordinary course of PHH's business, including class action proceedings. These proceedings are generally based on alleged violations of federal, state and local laws and regulations governing mortgage servicing and lending activities, and contractual obligations. Similar to Ocwen and other mortgage loan servicers and lenders, PHH and its subsidiaries are also routinely, and currently, subject to government and regulatory examinations, investigations and inquiries or other requests for information. The outcome of any legal or regulatory matter is inherently difficult to predict or estimate and the ultimate time to resolve any such matter may be protracted. In addition, the outcome in one or more legal or regulatory matters may affect the outcome of other pending or threatened legal or regulatory matters. The ultimate resolution of any particular legal or regulatory matter, whether through negotiated settlement, court rulings or otherwise, could be material to Ocwen’s business, reputation, financial condition, liquidity and results of operations or could otherwise reduce the anticipated benefits to Ocwen of the PHH acquisition.
Risks Relating to Tax Matters
Failure to retain the tax benefits provided by the USVI would adversely affect our financial condition and results of operations.
OMS is incorporated and headquartered in the USVI. The USVI has an EDC that provides EDC Benefits to certain qualified businesses that enable us to avail ourselves of significant tax benefits for a 30-year period. OMS received its certificate to operate as a company qualified for EDC Benefits in October 2012. It is possible that we may not be able to retain our qualifications for the EDC Benefits, or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the value of the EDC Benefits, all of which could result in an increase to our tax expense, and, therefore, adversely affect our financial condition and results of operations. Additionally, if the USVI were to undergo a financial reorganization, it is possible that the EDC Benefits could be adversely impacted as a part of any such reorganization, which could jeopardize our ability to return to profitability.
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
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense and net operating loss carryforwards, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), a new minimum tax enacted to prevent companies from stripping earnings out of the U.S. through U.S. tax deductible payments made to foreign affiliates, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.
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
As of December 31, 2018, Ocwen had net operating loss (NOL) carryforwards of approximately $428.1 million, which we estimate to be worth approximately $57.2 million to Ocwen under our present assumptions related to Ocwen’s various relevant jurisdictional tax rates as a result of recently passed tax legislation (which assumptions reflect a significant degree of uncertainty). As of December 31, 2018, Ocwen had foreign tax credit carryforwards of $29.9 million in the U.S. jurisdiction. NOL carryforwards and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur as measured under Section 382. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize our NOL and tax credit carryforwards. If it is determined that an ownership change(s) has occurred, there may be annual limitations on the use of these NOL carryforwards, certain built-in losses or deductions, and tax credit carryforwards under Sections 382 and 383 (or comparable provisions of foreign or state law). We have evaluated whether we experienced an ownership change as measured under Section 382, and determined that an ownership change did occur in January 2015 and in December 2017 in the U.S. jurisdiction, which also results in an ownership change under Section 382 in the USVI jurisdiction. This determination was made based on information available as of the date of our Form 10-K filing for the fiscal year ended December 31, 2018. Due to the Section 382 and 383 limitations and the maximum carryforward period for our NOLs and tax credits, we will be unable to fully recognize certain deferred tax assets. Accordingly, as of December 31, 2018, we have reduced our gross deferred tax asset related to our NOLs by $160.9 million, our foreign tax credit deferred tax asset by $29.5 million and corresponding valuation allowance by $55.7 million. The realization of all or a portion of our deferred income tax assets (including NOLs and tax credits) is dependent upon the generation of future taxable income during the statutory carryforward periods. In addition, the limitation on the utilization of our NOL and tax credit carryforwards could result in Ocwen incurring a current tax liability in future tax years. Our inability to utilize our pre-ownership change NOL carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows. Finally, any future changes in our ownership or sale of our stock could further limit the use of our NOLs and tax credits in the future.
As part of our Section 382 evaluation and consistent with the rules provided within Section 382, Ocwen relies strictly on the existence or absence, as well as the information contained in certain publicly available documents (e.g., Schedule 13D, Schedule 13G or other documents filed with the SEC) to identify shareholders that own a 5-percent or greater interest in Ocwen stock throughout the period tested. Further, Ocwen relies on such public filings to identify dates in which such 5-percent shareholders acquired, disposed, or otherwise transacted in Ocwen common stock. As the requirement for filing such notices of ownership from the SEC is to report beneficial ownership, as opposed to actual economic ownership of the stock of Ocwen, certain SEC filings may not represent ownership in Ocwen stock that should be considered in determining whether Ocwen experienced an ownership change under the Section 382 rules. Notwithstanding the preceding sentences (regarding Ocwen’ s ability to rely on the existence and absence of information in publicly filed Schedules 13D and 13G), the rules prescribed in Section 382 and the regulations thereunder provide that Ocwen may (but is not required to) seek additional clarification from shareholders filing such Schedules 13D and 13G if there are questions or uncertainty regarding the true economic ownership of shares reported in such filing (whether due to ambiguity in the filing, an overly complex ownership structure, the type of instruments owned and reported in the filings, etc.) (often referred to “actual knowledge” questionnaires). Such information can be sought on a filer by filer basis (i.e., there is no requirement that if actual knowledge is sought with respect to one shareholder, actual knowledge must be sought with respect to all shareholders that filed schedules 13D or 13G). While the seeking of actual knowledge can be beneficial in some instances it may be detrimental in others. Once such actual knowledge is received, Section 382 requires the inclusion of such actual knowledge, even if such inclusion is detrimental to the conclusion reached.
Ocwen has performed its analysis of the rules under Section 382 and, based on all currently available information, identified it experienced an ownership change for Section 382 purposes in January 2015 and December 2017. Prior to 2018, Ocwen was aware of shareholder activity in 2015 and 2017 that may have caused a Section 382 ownership change(s), but determined that additional information could potentially be obtained from certain shareholders that would indicate a Section 382 ownership change had not occurred. In completing this analysis, Ocwen identified several shareholders that filed a schedule 13G during the period disclosing a greater than 5-percent interest in Ocwen stock where beneficial versus economic ownership of the stock was unclear and Ocwen therefore requested further details. As of the date of this Form 10-K, Ocwen has not received all requested responses from selected shareholders, and will continue to consider such shareholders as economic owners of Ocwen’s stock until actual knowledge is otherwise received.
Ocwen is continuing to monitor the ownership in its stock to evaluate information that will become available later in 2019 and that may result in a different outcome for Section 382 purposes and our future cash tax obligations. As part of this monitoring, Ocwen periodically evaluates whether it is appropriate and beneficial to retroactively seek actual knowledge on certain previously identified and included 5-percent shareholders, whereby, depending on the responses received, Ocwen may conclude that either the January 2015 or December 2017 Section 382 ownership changes may have instead occurred on a different date, or did not occur at all. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
The planned reorganization of our USVI operations could adversely affect our business and financial condition.
In connection with our acquisition of PHH, overall corporate simplification and cost reduction efforts, we are planning a legal entity reorganization whereby two primary licensed entities would be merged into PHH. As a result of this reorganization, a portion of our USVI operations and assets will be transferred to the U.S. At this time, we expect the reorganization to result in efficiencies and operational cost savings through reduced complexity and a simplification of our global structure.
 Although we expect the reorganization to result in efficiencies and operational cost savings, it is uncertain how the reorganization will ultimately impact Ocwen from a U.S. federal, state and USVI income tax perspective. We are continuing to evaluate the impact of the new U.S. tax legislation and guiding regulations (which are still being promulgated and finalized) on its global tax position. It is possible that our interpretation of the new tax legislation and related guidance that has been provided to date, and for which we are relying on to conclude upon the tax consequences of the reorganization and the future business operations, will not be consistent with final guidance provided by the IRS. In addition, the reorganization of the USVI operations could result in a write-down of our net deferred tax assets, including our NOL carryforwards, as well as a permanent loss of our EDC Benefits in the USVI. Finally, the IRS or the Bureau of Internal Revenue (BIR) may challenge our conclusions regarding the taxation associated with the reorganization and future business operations which could result in an increase to our current income tax obligations. The reorganization and future business operations could have an adverse effect on our financial condition, results of operations and cash flows due to the uncertainty of how the new U.S. tax legislation will impact our global tax position, as well as the other factors noted above.
Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly on a number of occasions in recent periods, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been, and may continue to be, volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2018 between $1.23 per share and $4.75 per share and the closing stock price on February 22, 2019 was $2.00 per share. Therefore, the volatility and recent decline in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory action, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including those set forth under “Risk Factors” and “Forward-Looking Statements.”
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
When the market price of a company's shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us, even if unsuccessful, could cause us to incur substantial costs and could divert the time and attention of our management and other resources. Further, if the average closing price of our stock over thirty consecutive trading days were to fall below $1.00, we would need to take immediate steps to avoid de-listing by the New York Stock Exchange. Such measures could cause us to incur substantial costs and divert management attention, and could include implementing a reverse stock split, which would entail additional risk, and success in preventing de-listing would not be assured.
We have several large shareholders, and such shareholders may vote their shares to influence matters requiring shareholder approval.
Based on SEC filings, certain shareholders, such as investors Deer Park Road Management Company, LP and Leon G. Cooperman, own or control significant amounts of our common stock. These and our other large shareholders each have the ability to vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders. As a result, these shareholders could influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of directors. For instance, we held a special meeting of shareholders in November 2018 in order to implement an amendment to our articles of incorporation that management believed was necessary to help us preserve certain tax assets, but in part due to the fact that we did not receive the vote of several large shareholders, the proposal was not adopted by our shareholders. If, in the future, situations arise in which management and certain large shareholders have divergent views, we may be unable to take actions management believes to be in the best interests of Ocwen.
Further, certain of our large shareholders also hold significant percentages of stock in companies with which we do business. It is possible these interlocking ownership positions could cause these shareholders to take actions based on factors other than solely what is in the best interests of Ocwen.
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

While any such issuance would be subject to compliance with the terms of our debt and other agreements, our issuance of additional securities could be substantially dilutive to our existing stockholders and may depress the price of our common stock.

Future offerings of debt securities, which would be senior to our common stock in liquidation, or equity securities, which would dilute our existing stockholders’ interests and may be senior to our common stock in liquidation or for the purposes of distributions, may harm the market price of our securities.
We will continue to seek to access the capital markets from time to time and, subject to compliance with our other contractual agreements, may make additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, preferred stock or common stock. We are not precluded by the terms of our charter from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in an increase in debt service obligations that could harm our ability to make expected distributions to stockholders and in an increased risk of default on our obligations. If we were to liquidate, holders of our debt and lenders with respect to other borrowings would receive a distribution of our available assets before the holders of our common stock. Additional equity offerings by us may dilute our existing stockholders’ interest in us or reduce the market price of our existing securities. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, conditions could require that we accept less favorable terms for the issuance of our securities in the future. Thus, our existing stockholders will bear the risk of our future offerings reducing the market price of our securities and diluting their ownership interest in us.
Because of certain provisions in our organizational documents and regulatory restrictions, takeovers may be more difficult, possibly preventing you from obtaining an optimal share price. In addition, significant investments in our common stock may be restricted, which could impact demand for, and the trading price of, our common stock.
Our amended and restated articles of incorporation provide that the total number of shares of all classes of capital stock that we have authority to issue is 220 million, of which 200 million are common shares and 20 million are preferred shares. Our board of directors has the authority, without a vote of the shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares could delay or prevent a change in control. Since our board of directors has the power to establish the preferences and rights of the preferred shares without a shareholder vote, our board of directors may give the holders of preferred shares preferences, powers and rights, including voting rights, senior to the rights of holders of our common shares. In addition, our bylaws include provisions that, among other things, require advance notice for raising business or making nominations at meetings, which could impact the ability of a third party to acquire control of us or the timing of acquiring such control.
Third parties seeking to acquire us or make significant investments in us must do so in compliance with state regulatory requirements applicable to licensed mortgage servicers and lenders. Many states require change of control applications for acquisitions of “control” as defined under each state’s laws and regulation, which may apply to an investment without regard to the intent of the investor. For example, New York has a control presumption triggered at 10% ownership of the voting stock of the licensee or of any person that controls the licensee. In addition, we have licensed insurance subsidiaries in New York and Vermont. Accordingly, there can be no effective change in control of Ocwen unless the person seeking to acquire control has made the relevant filings and received the requisite approvals in New York and Vermont. These regulatory requirements may discourage potential acquisition proposals or investments, may delay or prevent a change in control of us and may impact demand for, and the trading price of, our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information relating to our principal facilities at December 31, 2018:

Location	Owned/Leased	Square Footage
Principal executive offices
West Palm Beach, Florida	Leased	51,546
St. Croix, USVI (1)	Leased	6,904

Document storage and imaging facility
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Mt. Laurel, New Jersey (2)	Leased	483,896
Waterloo, Iowa (3) (4)	Owned	154,980
Addison, Texas (5)	Leased	137,992
Fort Washington, Pennsylvania (1) (4)	Leased	77,026
Westampton, New Jersey (2)	Leased	71,164
Rancho Cordova, California (1) (6)	Leased	53,107
Bannockburn, Illinois (2)	Leased	36,188
Houston, Texas (4) (7)	Leased	18,822
St. Croix, USVI (8)	Leased	6,096

Offshore facilities (4)
Bangalore, India	Leased	128,606
Mumbai, India	Leased	96,696
Pune, India (9)	Leased	88,683
Manila, Philippines	Leased	39,329

(1)	Approximately two-thirds of the space in these facilities is currently unused as a result of reductions in headcount.

(2)
We acquired these facilities in connection with our acquisition of PHH. The Mt. Laurel, New Jersey facility includes two buildings, one with 376,122 square feet of space supporting our servicing and lending operations, as well as our corporate functions, and one with 107,774 square feet of space which is subleased. The Westampton, New Jersey and Bannockburn, Illinois facilities are currently unoccupied and we are exploring sublease options.

(3)	We currently occupy approximately one-fourth of the space in this facility.

(4)	Primarily supports Servicing operations.

(5)	We currently occupy approximately one-half of this facility and have entered into an amendment to the lease agreement for a reduction in leased square footage to 39,646 effective April 2019.

(6)	Primarily supports Lending operations.

(7)
We partially terminated the lease for this facility during 2017 and entered into a sublease agreement for a portion of the space. The lease of the existing facility will expire in 2019. We have entered into a lease agreement for a smaller facility in Houston, Texas.

(8)	This facility primarily operates as a call center and approximately one-third of the space is currently unused as a result of reductions in the headcount.

(9)	We have ceased using approximately 22,000 square feet of the Pune, India facility as a result of a reduction in headcount.
In addition to the facilities listed in the table above, we also lease other small facilities in Houston, Texas; Glendale, California; Orlando, Florida; Scottsdale, Arizona; Irvine, California; Atlanta, Georgia and Winston Salem, North Carolina.

ITEM 3.	LEGAL PROCEEDINGS
See Note 25 — Contingencies to the Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Our Common Stock
The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (NYSE).
Dividends
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

Stock Return Performance
The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2013, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Ocwen Financial Corporation	100.00	27.23	12.57	9.72	5.64	2.42
S&P 500	100.00	111.39	110.58	121.13	144.65	135.63
S&P 500 Diversified Financials	100.00	115.17	103.34	122.80	151.45	134.75

(1)
Copyright © 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P 500® and S&P® are registered trademarks of Standard & Poor's Financial Services LLC, a division of S&P Global (S&P); DOW JONES is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones); and these trademarks have been licensed for use by S&P Dow Jones Indices LLC. S&P Dow Jones Indices LLC, Dow Jones, S&P and their respective affiliates (S&P Dow Jones Indices) makes no representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and S&P Dow Jones Indices and its third-party licensors shall have no liability for any errors, omissions, or interruptions of any index or the data included therein. All data and information is provided by S&P DJI "as is". Past performance is not an indication or guarantee of future results.

Number of Holders of Common Stock
On February 22, 2019, 133,918,693 shares of our common stock were outstanding and held by approximately 94 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales of equity securities have been previously reported.

Purchases of Equity Securities by the Issuer and Affiliates
There were no repurchases of our common stock during the fourth quarter of the year ended December 31, 2018.

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

	December 31,
	2018	2017	2016	2015	2014
Selected Balance Sheet Data
Total Assets	$9,394,216	$8,403,164	$7,655,663	$7,380,308	$8,243,662
Loans held for sale	$242,622	$238,358	$314,006	$414,046	$488,612
Loans held for investment	5,498,719	4,715,831	3,565,716	2,488,253	1,550,141
Advances and match funded advances	1,186,676	1,356,393	1,709,846	2,151,066	3,303,356
Mortgage servicing rights	1,457,149	1,008,844	1,042,978	1,138,569	1,913,992

Total Liabilities	$8,839,511	$7,856,290	$7,000,380	$6,525,670	$7,202,497
HMBS-related borrowings	$5,380,448	$4,601,556	$3,433,781	$2,391,362	$1,444,252
Other financing liabilities	1,127,613	593,518	579,031	697,893	814,389
Match funded liabilities	778,284	998,618	1,280,997	1,584,049	2,090,247
Long-term other borrowings	567,171	631,501	718,373	734,763	1,611,531

Total equity (3)	$554,705	$546,874	$655,283	$854,638	$1,041,165

Residential Loans and Real Estate Serviced or Subserviced for Others
Count	1,562,238	1,221,695	1,393,766	1,624,762	2,486,038
UPB	$256,000,490	$179,352,553	$209,092,130	$250,966,112	$398,727,727

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Operations Data
Revenue
Servicing and subservicing fees	$934,336	$989,376	$1,186,620	$1,531,797	$1,894,175
Gain on loans held for sale, net	77,743	103,402	90,391	134,969	134,297
Other	50,966	101,798	110,152	74,332	82,853
Total revenue	1,063,045	1,194,576	1,387,163	1,741,098	2,111,325

Expenses (1)	932,496	998,645	1,223,254	1,478,184	2,035,208

Other income (expense)
Interest expense	(275,041)	(363,238)	(412,583)	(482,373)	(541,757)
Bargain purchase gain (4)	64,036	—	—	—	—
Gain on sale of mortgage servicing rights, net (5)	1,325	10,537	8,492	83,921	—
Other, net	7,655	12,797	33,821	5,677	22,481
Other expense, net	(202,025)	(339,904)	(370,270)	(392,775)	(519,276)

Loss from continuing operations before income taxes	(71,476)	(143,973)	(206,361)	(129,861)	(443,159)
Income tax expense (benefit) (6)	529	(15,516)	(6,986)	116,851	26,396
Loss from continuing operations	(72,005)	(128,457)	(199,375)	(246,712)	(469,555)
Income from discontinued operations, net of tax	1,409	—	—	—	—
Net loss	(70,596)	(128,457)	(199,375)	(246,712)	(469,555)
Net loss (income) attributable to non-controlling interests	(176)	491	(387)	(305)	(245)
Net income (loss) attributable to Ocwen stockholders	(70,772)	(127,966)	(199,762)	(247,017)	(469,800)
Preferred stock dividends (2)	—	—	—	—	(1,163)
Deemed dividend related to beneficial conversion feature of preferred stock (2)	—	—	—	—	(1,639)
Net income (loss) attributable to Ocwen common stockholders	$(70,772)	$(127,966)	$(199,762)	$(247,017)	$(472,602)

Earnings (loss) per share - Basic and Diluted
Continuing operations	$(0.54)	$(1.01)	$(1.61)	$(1.97)	$(3.60)
Discontinued operations	$0.01	$—	$—	$—	$—
Total attributable to Ocwen stockholders	$(0.53)	$(1.01)	$(1.61)	$(1.97)	$(3.60)

Weighted average common shares outstanding
Basic	133,703,359	127,082,058	123,990,700	125,315,889	131,362,284
Diluted (7)	133,703,359	127,082,058	123,990,700	125,315,889	131,362,284

(1)	We recognized a goodwill impairment loss of $420.2 million in 2014, representing the entire carrying value of goodwill in our Servicing and Lending segments.

(2)
We issued 162,000 shares of Series A Perpetual Convertible Preferred Stock in December 2012 as partial consideration for the acquisition of Homeward. In September 2013, 100,000 of the preferred shares were converted to 3,145,640 shares of Ocwen common stock, which we subsequently repurchased for $157.9 million. In July 2014, the remaining 62,000 preferred shares were converted into 1,950,296 shares of common stock, which we subsequently repurchased for $72.3 million. Holders of the preferred shares were entitled to receive mandatory and cumulative dividends payable quarterly.

(3)
Prior to the expiration of a common stock repurchase program on July 31, 2016, we completed the repurchase of 991,985 shares, 625,705 shares and 10,420,396 shares for a total purchase price of $5.9 million, $4.1 million, and $310.2 million during 2016, 2015 and 2014, respectively.

(4)	Recognized in connection with the acquisition of PHH on October 4, 2018. See Note 2 — Business Acquisition to the Consolidated Financial Statements for additional information.

(5)	During 2018, 2017, 2016 and 2015, we sold certain of our MSRs relating to loans with a UPB of $901.3 million, $219.4 million, $3.7 billion and $87.6 billion, respectively.

(6)
Income tax expense for 2015 includes a $97.1 million provision to establish valuation allowances relating to deferred tax assets in our U.S. and USVI tax jurisdictions. See Note 19 — Income Taxes to the Consolidated Financial Statements for additional information.

(7)
We computed the effect of preferred stock on diluted earnings per share using the if-converted method. For 2014 - 2018, we have excluded the effect of all dilutive or potentially dilutive shares from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

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
OVERVIEW
We are a financial services company that services and originates loans. The majority of our revenues are generated from our residential mortgage servicing business. As of December 31, 2018, our residential mortgage servicing portfolio consisted of 1,562,238 loans with a UPB of $256.0 billion. In our lending business, we originate, purchase, sell and securitize conventional and government-insured forward and reverse mortgage loans. Our forward lending business is focused on the retail channel, primarily through servicing portfolio recapture. During 2018, our lending business originated or purchased forward and reverse mortgage loans with a UPB of $870.3 million and $593.7 million, respectively.
On October 4, 2018, we completed our acquisition of PHH. PHH’s servicing portfolio consisted of 537,225 residential mortgage loans with a UPB of $119.3 billion on the date of acquisition. PHH originated $109.9 million of UPB in residential mortgage loans in the forward lending retail channel during the post-acquisition period through December 31, 2018.
We believe this acquisition will enable us to achieve the following key strategic and financial benefits:

•	Accelerate Ocwen’s transition to Black Knight MSP;

•	Reduce fixed costs, on a combined basis, through reductions in corporate overhead and other costs;

•	Improve economies of scale; and,

•	Provide a foundation to enable the combined business to resume new business and growth activities that will, at a minimum, offset portfolio runoff.
We recognized a bargain purchase gain, net of tax, of $64.0 million in connection with the acquisition of PHH. The bargain purchase gain results from the fair value of PHH’s net assets exceeding the purchase price we paid. The purchase price we negotiated contemplated that PHH would incur losses after the acquisition date. PHH net losses from continuing operations of $24.8 million are included in our consolidated statements of operations from the date of acquisition through December 31, 2018. The transaction was initially cash and book value accretive, with PHH having an opening cash balance of $423.1 million, $64.7 million more than the purchase price. There can be no assurances that the desired strategic and financial benefits of the acquisition will be realized.

The approval of NY DFS for the acquisition imposed certain post-closing requirements on Ocwen, including certain reporting obligations and certain record retention and other requirements relating to the planned transfer of New York loans onto Black Knight MSP as well as certain requirements with respect to the management of PMC, a licensed subsidiary of PHH.
Importantly, the NY DFS also eased its restrictions on Ocwen’s ability to acquire MSRs to allow certain acquisitions of MSRs that are boarded onto the Black Knight MSP servicing system subject to annual portfolio growth limitations until such time as the NY DFS determines that all loans have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizeable portfolios of MSRs.
We have established a set of initiatives to achieve our objective of returning to growth and profitability. First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto the Black Knight MSP servicing system which includes loan boarding, payment processing, escrow administration, and default management, among other functions. Second, we must re-engineer our cost structure to go beyond eliminating redundant costs. Third, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. Fourth, we must replenish our servicing portfolio through expanding our lending business and making permissible MSR acquisitions that are prudent and well-executed within appropriate financial return targets. Finally, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our growth and other initiatives.
While we strengthened our cash position through amendments to our agreements with NRZ and the PHH acquisition, until we return to sustainable profitability, continuing losses will erode our available liquidity which could negatively impact our ability to invest in growth and investment opportunities, including our ability to acquire MSRs.
Our business, operating results and financial condition have been significantly impacted by regulatory actions against us and by significant litigation matters. Should the number or scope of regulatory or legal actions against us increase or expand or should we be unable to reach reasonable resolutions in existing regulatory and legal matters, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and improve our financial performance.

Operations Summary

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue
Servicing and subservicing fees	$934,336	$989,376	$1,186,620	(6)%	(17)%
Gain on loans held for sale, net	77,743	103,402	90,391	(25)	14
Other revenue, net	50,966	101,798	110,152	(50)	(8)
Total revenue	1,063,045	1,194,576	1,387,163	(11)	(14)

Expenses
Compensation and benefits	298,036	358,994	381,340	(17)	(6)
Professional services	165,554	229,451	305,586	(28)	(25)
MSR valuation adjustments, net	153,457	52,962	124,029	190	(57)
Servicing and origination	131,297	141,496	188,750	(7)	(25)
Technology and communications	98,241	100,490	110,333	(2)	(9)
Occupancy and equipment	59,631	66,019	80,191	(10)	(18)
Other expenses	26,280	49,233	33,025	(47)	49
Total expenses	932,496	998,645	1,223,254	(7)	(18)

Other income (expense)
Interest income	14,026	15,965	19,083	(12)	(16)
Interest expense	(275,041)	(363,238)	(412,583)	(24)	(12)
Bargain purchase gain	64,036	—	—	n/m	n/m
Gain on sale of mortgage servicing rights, net	1,325	10,537	8,492	(87)	24
Other, net	(6,371)	(3,168)	14,738	101	(121)
Other expense, net	(202,025)	(339,904)	(370,270)	(41)	(8)

Loss from continuing operations before income taxes	(71,476)	(143,973)	(206,361)	(50)	(30)
Income tax expense (benefit)	529	(15,516)	(6,986)	(103)	122
Loss from continuing operations	(72,005)	(128,457)	(199,375)	(44)	(36)
Income from discontinued operations, net of income taxes	1,409	—	—	n/m	n/m
Net loss	(70,596)	(128,457)	(199,375)	(45)	(36)
Net loss (income) attributable to non-controlling interests	(176)	491	(387)	(136)	(227)
Net loss attributable to Ocwen stockholders	$(70,772)	$(127,966)	$(199,762)	(45)	(36)

Segment income (loss) from continuing operations before taxes:
Servicing	$(31,948)	$46,680	$3,364	(168)%	n/m
Lending	11,154	(4,431)	131	(352)	n/m
Corporate Items and Other	(50,682)	(186,222)	(209,856)	(73)	(11)
	$(71,476)	$(143,973)	$(206,361)	(50)	(30)
n/m: not meaningful

Our 2018 results include the post-acquisition results of PHH. The following table provides details of the PHH results by segment:

Results of Operations	Servicing	Lending	Corporate Items and Other	PHH Consolidated
Revenue
Servicing and subservicing fees	$66,826	$—	$1,105	$67,931
Gain on loans held for sale, net	—	3,997	—	3,997
Other revenue	(534)	624	469	559
Total revenue	66,292	4,621	1,574	72,487

Expenses
Compensation and benefits	11,131	4,675	10,311	26,117
Professional services	759	(47)	9,364	10,076
MSR valuation adjustments, net	25,713	—	—	25,713
Servicing and origination	7,937	870	212	9,019
Technology and communications	3,847	186	3,842	7,875
Occupancy and equipment	3,951	574	1,552	6,077
Corporate overhead allocations	17,177	184	(17,361)	—
Other expenses	(1,328)	828	500	—
Total expenses	69,187	7,270	8,420	84,877

Other income (expense):
Interest income	1	548	362	911
Interest expense	(17,263)	(401)	(1,441)	(19,105)
Other, net	(1,005)	82	(15)	(938)
Other income (income) expense, net	(18,267)	229	(1,094)	(19,132)

Loss from continuing operations before income taxes	$(21,162)	$(2,420)	$(7,940)	$(31,522)
Year Ended December 31, 2018 versus 2017
Servicing and subservicing fees for 2018 were $55.0 million, or 6%, lower than 2017, primarily due to portfolio runoff and a decline in completed modifications, offset in part by the increase in the portfolio resulting from the acquisition of PHH. Servicing and subservicing fee revenue earned on the acquired PHH portfolio during the post-acquisition period was $67.9 million. The number of completed modifications declined in 2018 compared to 2017 primarily because of the expiration of the HAMP program on December 31, 2016. Revenue recognized in connection with loan modifications was $59.4 million for 2018 as compared to $97.2 million in 2017.
The $25.7 million, or 25% decline in Gains on loans held for sale, net in 2018 is largely due to a decrease in total loan production offset in part by higher margins, primarily due to operating in the higher margin forward lending retail channel exclusively in 2018. Forward lending originations declined as a result of our exit from the forward lending correspondent and wholesale channels in 2017 and rising interest rates which reduced refinance volume, offset in part by retail channel volume generated by PHH during the post-acquisition period. Changes to the FHA HECM program for originations after October 1, 2017 have negatively impacted reverse lending origination volume across all channels.
Other revenue for 2018 declined $50.8 million, or 50%, largely due to a $31.1 million decline in REO referral commissions in connection with the transfer of the rights to such commissions to NRZ effective with the New RMSR Agreements, and a $6.5 million decline in CRL premium revenue consistent with the decline in the number of foreclosed real estate properties in the servicing portfolio. A $5.7 million reduction in loan origination fees on lower lending segment production volumes and a $5.0 million unfavorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability due to rising interest rates also contributed to the decline in Other revenue.

MSR valuation adjustments, net, increased $100.5 million, or 190%, as compared to 2017, primarily because 2017 included an $86.7 million favorable impact of a benchmarking update related to our non-Agency MSRs carried at fair value. In addition, MSR valuation adjustments increased $25.7 million in 2018 due to the impact of higher runoff resulting from the acquisition of MSRs from PHH. Fair value adjustments are largely offset by corresponding fair value adjustments related to the NRZ financing liabilities, which are recorded in interest expense.
Excluding MSR valuation adjustments, net, total expenses were $166.6 million, or 18%, lower as compared to 2017. Total expenses for 2018, excluding MSR valuation adjustments, includes $59.2 million attributable to PHH.
Compensation and benefits expense for 2018, which included $26.1 million attributable to PHH, declined $61.0 million, or 17%, largely due to a 19% reduction in U.S.-based headcount offset in part by a $6.7 million increase in related severance expense for 2018. These declines are largely the result of our efforts to align headcount in our servicing operations and corporate segment with the size of our servicing portfolio, as well as the strategic decisions executed in late 2017 and early 2018 to exit the automotive capital services business and the forward lending correspondent and wholesale channels. U.S.-based headcount at December 31, 2018 includes 991 PHH employees.
Professional services expense, including $10.1 million attributed to PHH, was $63.9 million, or 28%, lower for 2018 as compared to same period of 2017 primarily due to a $78.5 million decline in legal expenses, a $6.4 million decrease in monitor expenses and a $2.7 million reduction in fees incurred in connection with our conversion of NRZ’s Rights to MSRs to fully-owned MSRs, offset in part by $13.7 million of fees related to the acquisition of PHH. Professional services expense for 2017 included significant litigation settlement-related costs incurred in connection with a securities law matter and a TCPA matter. The CA Auditor and NY Operations Monitor appointments were terminated in 2017. We are not currently incurring any expenses related to regulatory monitors.
Servicing and origination expense decreased $10.2 million, or 7%, as compared to 2017 primarily due to a $33.6 million decrease in government-insured claim loss provisions recorded in the prior year on reinstated or modified loans along with a decline in claims and a $3.2 million reduction in reinsurance commissions due to the decline in foreclosed real estate properties in our servicing portfolio. Offsetting these declines, Servicing and origination expense in 2017 included a recovery of $28.5 million of losses related to a settlement of outstanding claims that arose from indemnification obligations in connection with our acquisition of MSRs and related servicing advances in 2013. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs.
Technology and communication and Occupancy and equipment expenses declined as compared to 2017 as a result of our cost reduction efforts, which include bringing technology services in-house and closing and consolidating certain facilities. These reductions were offset by $7.9 million and $6.1 million, respectively, of PHH costs incurred during the post-acquisition period.
The $23.0 million, or 47%, decrease in Other expenses as compared to 2017 is due in large part to a $6.8 million charge recognized in 2017 to write-off the carrying value of internally-developed software used in our wholesale forward lending business, a $6.2 million decline in the provision for losses on automotive dealer financing notes, a $5.9 million reduction in advertising expenses and a $3.0 million decline in bank charges due to higher earnings credits which offset these charges.
Interest expense declined $88.2 million, or 24%, as compared to 2017 primarily because of the $64.6 million decline in the change in fair value of the NRZ financing liabilities, a $15.8 million decrease in interest on match funded liabilities, consistent with the decline in servicing advances, and a $9.1 million decrease in interest on borrowings under our mortgage loan warehouse facilities due to lower forward lending production volumes. Changes in the fair value of the NRZ financing liabilities offset, to a large extent, changes in the fair value of our MSRs which are recorded in MSR valuation adjustments, net.
The decline in interest expense on the NRZ financing liabilities was due to runoff of the NRZ servicing portfolio and a $60.6 million increase in net favorable fair value adjustments as compared to 2017. Interest expense for 2017 includes the effect of unfavorable valuation and assumption updates related to our non-Agency MSRs carried at fair value, which increased the value of the NRZ financing liability by $83.3 million and which was recognized as interest expense, offset in part by a $37.6 million favorable fair value adjustment on the NRZ financing liability in connection with the transfer of legal ownership of MSRs to NRZ. Interest expense for 2018 includes a $16.6 million favorable fair value adjustment related to the $279.6 million lump-sum upfront payment we received in January 2018 in accordance with the terms of the New RMSR Agreements.
Although we incurred a pre-tax loss from continuing operations for 2018 of $71.5 million, we recorded income tax expense of $0.5 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates. Our overall effective tax rates for 2018 and 2017 were (0.7)% and 10.8%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are guaranteed a profit on the services they provide, even when we have a consolidated pre-tax loss from continuing operations, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%. Income tax expense for 2018 includes additional expense related to the Tax Act that was partially offset by a reduction in expense related to the tax effects of intra-entity asset transfers that are no longer recognized effective with our adoption of ASU 2016-16 on January 1, 2018 as well as the income tax benefit of $7.2 million we recognized related to the reversal of uncertain tax position liabilities upon the expiration of the statute of limitations. We recognized a $22.7 million income tax benefit in 2017 related to the reversal of an uncertain tax position liability upon expiration of the statute of limitations.
Year Ended December 31, 2017 versus 2016
Servicing and subservicing fees for 2017 were $197.2 million, or 17%, lower than 2016, primarily due to portfolio runoff and a decline in the number of completed modifications in large part due to the expiration of the HAMP program on December 31, 2016. The average UPB and average number of assets in our residential portfolio declined 14% and 13%, respectively, as compared to 2016.
Gains on loans held for sale for 2017 increased $13.0 million, or 14%, as compared to 2016. Gains on loans held for sale from our lending operations increased $19.1 million, primarily because of higher origination volume and margins in our reverse lending business.
MSR valuation adjustments, net, decreased $71.1 million as compared to 2016 due to a $75.7 million decrease in fair value losses on our non-Agency MSRs and a $14.2 million decrease in impairment charges related to our government-insured MSRs, offset by an $18.8 million increase in amortization on our Agency MSRs. The decrease in fair value loss is due to the $86.7 million impact in 2017 of a benchmarking assumption update related to our non-Agency MSRs carried at fair value which was based on a recommendation from our third-party valuation expert and reflects an upward trend in market pricing for non-Agency MSRs similar in profile to Ocwen’s portfolio. The decline in impairment for 2017 reflects the recoverability of certain advances on various privately-held government-insured loans. The increase in amortization expense primarily resulted from a $27.5 million benefit recognized during 2016 related to the sale of non-performing loans conveyed to HUD as part of the Aged Delinquent Portfolio Loan Sale (ADPLS) program while there was no corresponding benefit in 2017.
Excluding MSR valuation adjustments, net, expenses for 2017 were $153.5 million, or 14%, lower than 2016.
Compensation and benefits expense declined $22.3 million, or 6%, as average headcount declined by 14%, including a 12% reduction in U.S.-based headcount. The decline in headcount occurred principally in our Servicing business where headcount declined by 20%, including an 18% reduction in the U.S.
Professional services expenses declined $76.1 million, or 25%. Monitor expenses for 2017 were $6.4 million, a $75.3 million decline from the prior year primarily due to reduced costs related to the CA Auditor, whose appointment was terminated in February 2017, and the NY Operations Monitor, whose appointment was terminated in April 2017.
Servicing and origination expense decreased $47.3 million, or 25%, primarily due to a decrease in government-insured claim loss provisions and the recovery of $28.5 million of losses related to a settlement of outstanding claims that arose from indemnification obligations in connection with our acquisition of MSRs and related servicing advances in 2013. Government-insured claim losses in 2016 included the accelerated recognition of $34.8 million of expenses related to our participation in HUD’s ADPLS and HUD Note Sale programs, which were largely offset by a benefit in amortization expense recognized in MSR valuation adjustments, net. Government-insured claim loss provision in 2017 included $17.0 million in connection with re-performing government-insured loans for which certain advances are no longer recoverable.
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
Other expenses increased by $16.2 million, or 49%, due in part to a $6.8 million charge recognized in 2017 to write-off the carrying value of internally-developed software used in our wholesale forward lending business in connection with our decision to exit that channel and sell the furniture, fixtures and equipment located at our Westborough, Massachusetts facility, where this business was located. Advertising costs were $3.5 million higher in 2017, primarily related to our Lending segment.
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
The decline in interest expense is also due to a $6.3 million decline in interest related to financing liabilities primarily because 2016 included $10.5 million of additional payments to NRZ, which are recognized as interest expense, to compensate NRZ for certain increased costs associated with a 2015 downgrade of our S&P servicer rating. Interest expense on the NRZ financing liabilities increased by $1.9 million primarily due to changes in the fair value of NRZ financing liabilities due to valuation and assumption updates which increased the value of the NRZ financing liabilities by $83.3 million and which was recognized as interest expense. This more than offset the reduction in interest expense on the NRZ financing liabilities driven by declines in the value of the NRZ financing liability because of the decline in the average UPB of the NRZ servicing portfolio due to runoff, and the $42.0 million reduction in fair value of the NRZ financing liability recognized in connection with the transfer of legal title to MSRs (including $37.6 million recognized at the time of the initial transfer). This reduction was primarily driven by the characteristics of Rights to MSRs with a UPB of $15.9 billion that were converted to fully-owned MSRs during the year, relative to the $54.6 million lump sum payment received from NRZ. For the Rights to MSRs that were converted on September 1, 2017, the characteristics of the underlying MSRs did not correspond to the weighted average loan characteristics used to determine the lump sum payment, resulting in a decline in the fair value of the financing liability primarily due to the transferred MSRs having a contractual servicing fee rate of 33.4 bps as compared to the weighted average of 47.1 bps used to develop the lump sum payment schedule.
Other, net for 2017 declined $17.9 million primarily because 2016 includes $14.8 million received in connection with the execution of clean-up call rights related to five small-balance commercial mortgage securitization trusts.
Although the pre-tax loss for 2017 declined by $62.4 million, or 30% to $144.0 million, the income tax benefit increased $8.5 million, or 122%, to $15.5 million. This is primarily due to the income tax benefit recognized on the reversal of the liability for a portion of our uncertain tax positions upon the expiration of the statute of limitations in September 2017. The change is also due to the mix of earnings among different tax jurisdictions with different statutory tax rates, which impacts the amount of the tax benefit or expense recorded. The overall effective tax rate for 2017 was 10.8%, compared to 3.4% for 2016. This rate change primarily resulted from the tax benefit recognized on the reversal of uncertain tax positions during 2017, as compared to additional income tax expense recognized during 2016 related to uncertain tax positions, offset in part by a decrease in tax benefits resulting from our inability to carry back current losses that are being generated in the U.S. and USVI tax jurisdictions.

Financial Condition Summary

	December 31,
	2018	2017	$ Change	% Change
Cash	$329,132	$259,655	$69,477	27%
Restricted cash	67,878	42,905	24,973	58
Mortgage servicing rights ($1,457,149 and $671,962 carried at fair value)	1,457,149	1,008,844	448,305	44
Advances and match funded advances	1,186,676	1,356,393	(169,717)	(13)
Loans held for sale ($176,525 and $214,262 carried at fair value)	242,622	238,358	4,264	2
Loans held for investment, at fair value	5,498,719	4,715,831	782,888	17
Other assets ($7,568 and $8,900 carried at fair value)	612,040	781,178	(169,138)	(22)
Total assets	$9,394,216	$8,403,164	$991,052	12%

Total Assets by Segment
Servicing	$3,306,208	$3,033,243	$272,965	9%
Lending	5,603,481	4,945,456	658,025	13
Corporate Items and Other	484,527	424,465	60,062	14
	$9,394,216	$8,403,164	$991,052	12%

HMBS-related borrowings, at fair value	$5,380,448	$4,601,556	$778,892	17
Match funded liabilities	778,284	998,618	(220,334)	(22)
Other financing liabilities ($1,057,671 and $508,291 carried at fair value) (amounts related to VIEs of $24,815 and $0)	1,127,613	593,518	534,095	90
SSTL and other secured borrowings	382,538	545,850	(163,312)	(30)
Senior notes	448,727	347,338	101,389	29
Other liabilities ($4,986 and $635 carried at fair value)	721,901	769,410	(47,509)	(6)
Total liabilities	8,839,511	7,856,290	983,221	13

Total Ocwen stockholders’ equity	554,705	545,040	9,665	2
Non-controlling interest in subsidiaries	—	1,834	(1,834)	(100)
Total equity	554,705	546,874	7,831	1
Total liabilities and equity	$9,394,216	$8,403,164	$991,052	12%

Total Liabilities by Segment
Servicing	$2,437,383	$2,233,431	$203,952	9%
Lending	5,532,069	4,861,928	670,141	14
Corporate Items and Other	870,059	760,931	109,128	14
	$8,839,511	$7,856,290	$983,221	13%
Changes in the composition and balance of our assets and liabilities during 2018 are principally attributable to the acquisition of PHH and the impact of our ongoing reverse mortgage securitization activity, which are accounted for as secured financings, increasing Loans held for investment and HMBS-related borrowings. On October 4, 2018, we acquired assets with an aggregate fair value of $1.2 billion, including $325.0 million of PHH cash used to fund the acquisition, consisting primarily of MSRs, advances and loans. We also assumed liabilities with a fair value of $769.7 million, including an MSR financing liability and senior unsecured notes. See Note 2 — Business Acquisition to the Consolidated Financial Statements for additional information. Match funded liabilities declined during 2018 consistent with lower advances and match funded advances consistent with our declining servicing portfolio. Total equity increased $82.0 million during 2018 as a result of the effect of our fair value election for MSRs previously accounted for using the amortization method, less the net loss recognized for the year. The net loss for the year included a bargain purchase gain of $64.0 million in connection with the PHH acquisition. The bargain purchase gain represents the excess of the fair value of the assets acquired and liabilities assumed over the purchase price.
SEGMENT RESULTS OF OPERATIONS
Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per-loan fees typically vary based on delinquency status.
In late 2017 and early 2018, we renegotiated our agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments of $54.6 million and $279.6 million from NRZ in connection with the 2017 and 2018 amendments. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen will receive under the renegotiated agreements. While the aggregate economics of these agreements will be similar through the remaining term of the agreements, cash receipts will be lower in future periods as a result of the upfront payments.
Our MSR portfolio is carried at fair value. The value of our MSRs are typically correlated to changes in interest rates; as interest rates rise, the value of the servicing portfolio typically rises as a result of lower anticipated prepayment speeds. In the current market rate environment, we believe we have limited incremental fair value that can be realized even as interest rates increase absent comparable market transaction data supporting higher valuation multiples, which are already at historic highs. Valuation is also impacted by loan delinquency rates whereby as delinquency rates decline, the value of the servicing portfolio rises. While we do not hedge changes in the fair value of our MSRs, changes in fair value of any fair value elected MSR financing liabilities, which are recorded in interest expense in our consolidated statements of operations, will partially offset the changes in fair value of the related MSRs.
Loan Resolutions
We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. Reducing delinquencies also enables us to recover advances and recognize additional ancillary income, such as late fees, which we do not recognize on delinquent loans until they are brought current. Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) repayment plan alternatives, (iii) a discounted payoff of the loan (e.g., a “short sale”), or (iv) foreclosure or deed-in-lieu-of-foreclosure and sale of the resulting REO. Loan modifications must be made in accordance with the applicable servicing agreement as such agreements may require approvals or impose restrictions upon, or even forbid, loan modifications. To select an appropriate loan modification option for a borrower, we perform a structured analysis, using a proprietary model, of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. Our proprietary model includes, among other things, an assessment of re-default risk.
Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $241.8 million at December 31, 2018, of which $198.4 million were attributable to NRZ agreements.
Advance Obligation
As a servicer, we are generally obligated to advance funds in the event borrowers are delinquent on their monthly mortgage related payments. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have been foreclosed (Corporate Advances). For loans in non-Agency securitization trusts, if we determine that our P&I Advances cannot be recovered from the projected future cash flows, we generally have the right to cease making P&I Advances, declare advances, where permitted including T&I and Corporate advances, in excess of net proceeds to be non-recoverable and, in most cases, immediately recover any such excess advances from the general collection accounts of the respective trust. With T&I and Corporate Advances, we continue to advance if net future cash flows exceed projected future advances without regard to advances already made.
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most, but not all, subservicing agreements, including our agreements with NRZ, provide for more rapid reimbursement of any advances from the owner of the servicing rights.
Significant Variables
Aggregate UPB and Loan Count. Servicing fees are generally expressed as a percentage of UPB and subservicing fees are generally expressed as a percentage of UPB or earned on a per-loan basis. Aggregate UPB and loan count decline as a result of portfolio run-off and increase to the extent we retain MSRs from new originations or engage in MSR acquisitions, to the extent permitted.
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
Delinquencies. Delinquencies impact our results of operations and operating cash flows. Non-performing loans are more expensive to service because the loss mitigation activities that we must undertake to keep borrowers in their homes or to foreclose, if necessary, are costlier than the activities required to service a performing loan. These loss mitigation activities include increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled associates who command higher compensation as well as the higher compliance costs associated with these, and similar, activities. While the higher cost is somewhat offset by ancillary fees, for severely delinquent loans or loans that enter the foreclosure process the incremental revenue opportunities are generally not sufficient to cover our increased costs.
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
Prepayment Speed. The rate at which portfolio UPB declines can have a significant impact on our business. Items reducing UPB include normal principal payments (runoff), refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float earnings on float balances and interest expense on advances. Increases in anticipated lifetime prepayment speeds generally cause MSR valuation adjustments to increase because MSRs are valued based on total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speeds decrease.

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue
Servicing and subservicing fees:
Residential	$929,969	$982,929	$1,177,795	(5)%	(17)%
Commercial	5,548	7,700	9,606	(28)	(20)
	935,517	990,629	1,187,401	(6)	(17)
Gain on loans held for sale, net	8,435	11,458	17,034	(26)	(33)
Other revenue	7,272	39,203	42,724	(81)	(8)
Total revenue	951,224	1,041,290	1,247,159	(9)	(17)

Expenses
Compensation and benefits	145,574	160,514	185,972	(9)	(14)
Professional services	53,643	66,523	104,038	(19)	(36)
MSR valuation adjustments, net	152,983	52,689	123,720	190	(57)
Servicing and origination	114,597	119,569	163,310	(4)	(27)
Technology and communications	45,535	46,238	52,197	(2)	(11)
Occupancy and equipment	42,511	47,419	60,371	(10)	(21)
Corporate overhead allocations	211,701	221,049	215,300	(4)	3
Other expenses	5,923	2,383	5,669	149	(58)
Total expenses	772,467	716,384	910,577	8	(21)

Other income (expense)
Interest income	5,383	783	(109)	587	(818)
Interest expense	(214,172)	(293,595)	(357,413)	(27)	(18)
Gain on sale of mortgage servicing rights, net	1,325	10,537	8,492	(87)	24
Other, net	(3,241)	4,049	15,812	(180)	(74)
Total other expense, net	(210,705)	(278,226)	(333,218)	(24)	(17)

Income (loss) from continuing operations before income taxes	$(31,948)	$46,680	$3,364	(168)	n/m
n/m: not meaningful

The following table provides selected operating statistics for our Servicing segment:

				% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Residential Assets Serviced at December 31
Unpaid principal balance (UPB):
Performing loans (1)	$243,389,883	$162,719,030	$185,609,163	50%	(12)%
Non-performing loans	10,375,639	13,474,741	19,336,037	(23)	(30)
Non-performing real estate	2,234,968	3,158,783	4,146,930	(29)	(24)
Total	$256,000,490	$179,352,554	$209,092,130	43	(14)

Conventional loans (2)	$127,054,262	$49,325,697	$60,965,841	158%	(19)%
Government-insured loans	27,651,315	21,260,275	22,971,342	30	(7)
Non-Agency loans	101,294,913	108,766,582	125,154,947	(7)	(13)
Total	$256,000,490	$179,352,554	$209,092,130	43	(14)

Percent of total UPB:
Servicing portfolio	28%	42%	41%	(33)%	2%
Subservicing portfolio	21	1	2	n/m	(50)
NRZ (3)	51	57	57	(11)	—
Non-performing residential assets serviced	5	9	11	(44)	(18)

Number:
Performing loans (1)	1,498,960	1,137,012	1,274,560	32%	(11)%
Non-performing loans	52,291	69,135	97,744	(24)	(29)
Non-performing real estate	10,987	15,548	21,462	(29)	(28)
Total	1,562,238	1,221,695	1,393,766	28	(12)

Conventional loans (2)	677,927	298,564	355,615	127%	(16)%
Government-insured loans	182,595	156,090	168,598	17	(7)
Non-Agency loans	701,716	767,041	869,553	(9)	(12)
Total	1,562,238	1,221,695	1,393,766	28	(12)

Percent of total number:
Servicing	29%	39%	39%	(26)%	—%
Subservicing	10	2	2	400	—
NRZ (3)	61	59	59	3	—
Non-performing residential assets serviced	4	7	9	(43)	(22)

				% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Residential Assets Serviced for the Years Ended December 31
Average UPB
Servicing	$72,280,774	$80,929,759	$93,338,072	(11)%	(13)%
Subservicing	15,930,871	3,830,034	6,598,449	316	(42)
NRZ (3)	104,773,894	110,117,808	127,985,378	(5)	(14)
	$192,985,539	$194,877,601	$227,921,899	(1)	(14)

Prepayment speed (average CPR)	13%	15%	14%	(13)%	7%
% Voluntary	82	81	79	1	3
% Involuntary	18	21	20	(14)	5
% CPR due to principal modification	1	1	2	—	(50)

Average number
Servicing	463,529	516,736	587,527	(10)%	(12)%
Subservicing	53,043	28,794	43,865	84	(34)
NRZ (3)	748,440	765,048	868,003	(2)	(12)
	1,265,012	1,310,578	1,499,395	(3)	(13)

Residential Servicing and Subservicing Fees for the Years Ended December 31
Loan servicing and subservicing fees
Servicing	$224,176	$254,907	$288,937	(12)%	(12)%
Subservicing	8,904	7,690	21,340	16	(64)
NRZ	539,039	549,411	633,545	(2)	(13)
	772,119	812,008	943,822	(5)	(14)
Late charges	61,125	61,455	66,355	(1)	(7)
HAMP fees	14,312	43,274	110,331	(67)	(61)
Custodial accounts (float earnings)	40,274	24,973	8,782	61	184
Loan collection fees	18,501	22,733	27,171	(19)	(16)
Other	23,188	18,486	21,334	25	(13)
	$929,519	$982,929	$1,177,795	(5)	(17)

				% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest Expense on NRZ Financing Liability (4)
Servicing fees collected on behalf of NRZ	$539,039	$549,411	$633,545	(2)%	(13)%
Less: Subservicing fee retained by Ocwen	142,334	295,192	337,727	(52)	(13)
Net servicing fees remitted to NRZ	396,705	254,219	295,818	56	(14)
Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	171	(83,300)	(2,580)	(100)	n/m
2017 Agreements and New RMSR Agreements	14,369	42,018	—	(66)	n/m
PHH MSR Agreements	4,729	—	—
	19,269	(41,282)	(2,580)

Runoff, settlement and other:
Original Rights to MSRs Agreements	50,620	57,264	63,997	(12)	(11)
2017 Agreements and New RMSR Agreements	136,700	1,926	—	n/m	n/m
PHH MSR Agreements	18,446	—	—
	205,766	59,190	63,997

	$171,670	$236,311	$234,401	(27)	1

Number of Completed Modifications
HAMP	1,288	12,726	42,024	(90)%	(70)%
Non-HAMP	38,257	32,956	32,896	16	—
Total	39,545	45,682	74,920	(13)	(39)

				% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Financing Costs
Average balance of advances and match funded advances	$1,214,436	$1,502,530	$1,930,776	(19)%	(22)%
Average borrowings
Match funded liabilities	736,974	1,048,944	1,445,232	(30)	(27)
Financing liabilities	744,523	556,066	636,361	34	(13)
Other secured borrowings	5,542	21,053	357,227	(74)	(94)
Interest expense on borrowings
Match funded liabilities	30,706	45,379	66,879	(32)	(32)
Financing liabilities	177,355	242,514	248,834	(27)	(3)
Other secured borrowings	1,373	1,946	35,364	(29)	(94)
Effective average interest rate
Match funded liabilities	4.17%	4.33%	4.63%	(4)	(6)
Financing liabilities (4)	23.82	43.61	39.10	(45)	12
Other secured borrowings	24.77	9.25	9.90	168	(7)
Facility costs included in interest expense	$5,242	$7,450	$32,206	(30)	(77)
Discount amortization included in interest expense	—	727	2,680	(100)	(73)
Average 1-month LIBOR	2.45%	1.08%	0.50%	127	116

Average Employment
India and other	4,097	5,090	6,399	(20)%	(20)%
U. S.	1,128	1,187	1,455	(5)	(18)
Total	5,225	6,277	7,854	(17)	(20)

Collections on loans serviced for others	$33,889,656	$36,707,425	$41,047,887	(8)%	(11)%

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
Conventional loans at December 31, 2018 include 115,299 prime loans with a UPB of $19.6 billion which we service or subservice. This compares to 138,288 prime loans with a UPB of $24.3 billion at December 31, 2017, and 166,558 prime loans with a UPB of $30.8 billion at December 31, 2016.

(3)	Loans serviced by Ocwen for which the Rights to MSRs have been sold to NRZ, including loans that have been converted to fully-owned MSRs.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 26.00%, 51.03% and 48.41% for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense on financing liabilities for 2016 includes $10.5 million of fees incurred relating to our agreement to compensate NRZ through June 2016 for certain increased costs associated with its servicing advance financing facilities that were the direct result of a downgrade of our S&P servicer rating in 2015.

The following table provides information regarding the changes in our portfolio of residential assets serviced for the years ended December 31:

	Amount of UPB			Count
	2018	2017	2016	2018	2017	2016
Portfolio at beginning of year	$179,352,554	$209,092,130	$250,966,112	1,221,695	1,393,766	1,624,762
Acquisition of PHH	119,343,351	—	—	537,225	—	—
Other portfolio additions	9,407,627	4,032,225	7,050,635	41,035	18,974	33,812
	128,750,978	4,032,225	7,050,635	578,260	18,974	33,812
Sales	(588,985)	(219,398)	(3,720,176)	(3,343)	(979)	(19,515)
Servicing transfers	(23,010,564)	(2,497,672)	(9,440,877)	(73,934)	(12,617)	(47,356)
Runoff	(28,503,493)	(31,054,731)	(35,763,564)	(160,440)	(177,449)	(197,937)
Portfolio at end of year	$256,000,490	$179,352,554	$(41,873,982)	1,562,238	1,221,695	1,393,766
The key drivers of our servicing segment operating results for 2018, as compared to 2017, continues to be the effects of portfolio runoff and the expiration of the HAMP modification program on December 31, 2016 offset, in part, by the effects of cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio. In connection with the HAMP program expiry, borrowers who had requested assistance or to whom an offer of assistance had been extended as of December 31, 2016 had until September 30, 2017 to finalize their modification. We continue to earn HAMP success fees for HAMP modifications that remain less than 90 days delinquent at the first-, second- and third-year anniversary of the start of the trial modification.
On October 4, 2018, we completed the PHH acquisition. We added 537,225 loans with a UPB of $119.3 billion to our portfolio. We believe the acquisition will improve our servicing segment results as it enables us to accelerate our transition to Black Knight MSP® and achieve better economies of scale. In connection with the acquisition, the NY DFS eased certain restrictions on our ability to acquire MSRs subject to annual portfolio growth and other limitations. We expect to pursue origination and acquisition activities that will, at a minimum, replenish our expected annual portfolio runoff.
Year Ended December 31, 2018 versus 2017
Servicing and subservicing fee revenue declined by $53.0 million, or 5%, due to portfolio runoff offset in part by the increase in the portfolio resulting from the acquisition of PHH. Servicing and subservicing fee revenue earned on the acquired PHH portfolio was $66.8 million during the post-acquisition period. Revenue recognized in connection with loan modifications declined 39% to $59.4 million for 2018 as compared to $97.2 million in 2017 due primarily to the expiration of the HAMP program on December 31, 2016.
Other revenue declined $31.9 million, or 81%, due to a $31.1 million decline in REO referral commissions resulting from the transfer of the rights to such commissions to NRZ effective with the New RMSR Agreements.
MSR valuation adjustments, net, increased $100.3 million, or 186%, as compared to 2017, primarily because 2017 included an $86.7 million favorable impact of a benchmarking update related to our non-Agency MSRs carried at fair value. In addition, MSR valuation adjustments increased $25.7 million in 2018 due to the impact of higher runoff resulting from the acquisition of MSRs from PHH. Fair value adjustments are largely offset by corresponding fair value adjustments related to the NRZ financing liabilities, which are recorded in interest expense.
Expenses, excluding MSR valuation adjustments, net, were $44.2 million, or 7%, lower as compared to 2017. Servicing segment expenses for 2018, excluding MSR valuation adjustments, net, includes $43.5 million of expenses attributable to PHH.
Despite the additional PHH expenses, Compensation and benefits and Occupancy and equipment expenses declined and Technology and communications expenses decreased only slightly, reflecting the effects of our pre-acquisition cost improvement initiatives. Compensation and benefits expense for 2018, including $11.1 million attributable to PHH, declined $14.9 million, or 9% as compared to 2017. Average servicing headcount declined 17% including the increase in headcount attributable to the acquisition of PHH, which consists of 623 U.S. employees at December 31, 2018.
Servicing and origination expense declined $5.0 million, or 4%, as compared to 2017 primarily due to a $33.6 million decrease in government-insured claim loss provisions due to additional reserves recorded in the prior year on reinstated or modified loans along with a decline in the volume of claims. Offsetting this decrease, Servicing and origination expense in 2017 included a recovery of $28.5 million of losses related to a settlement of outstanding claims that arose from indemnification obligations in connection with our acquisition of MSRs and related servicing advances in 2013, as described below. PHH incurred Servicing and origination expenses of $7.9 million during the post-acquisition period.

The $12.9 million, or 19% decline in Professional services expense is primarily due to a $13.6 million decline in legal expenses and a $4.9 million reduction in fees incurred in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs. In connection with the conversion of NRZ’s Rights to MSRs, we are responsible for the first $5.0 million and 50% of all subsequent fees incurred.
PHH contributed Technology and communications and Occupancy and equipment expenses of $3.8 million and $4.0 million, respectively.
Corporate overhead allocations declined $9.3 million, despite $17.2 million of PHH corporate overhead expense allocations, due to headcount reductions and other cost improvement actions we have taken to reduce corporate expenses.
Interest expense declined by $79.4 million, or 27%, compared to 2017 due to a $65.2 million decrease in interest expense on the fair value elected NRZ financing liabilities and a $14.7 million decrease in interest on match funded liabilities, consistent with the decline in servicing advances.
The decline in interest expense related to the NRZ financing liabilities was due to runoff of the NRZ servicing portfolio and a $60.6 million increase in net favorable fair value adjustments as compared to 2017. Interest expense for 2017 includes the effect of unfavorable valuation and assumption updates related to our non-Agency MSRs carried at fair value, which increased the value of the NRZ financing liability by $83.3 million and which was recognized as interest expense, offset in part by a $37.6 million favorable fair value adjustment on the NRZ financing liability recognized in connection with the transfer of MSRs to NRZ. Interest expense for 2018 includes a $16.6 million favorable fair value adjustment related to the $279.6 million lump-sum upfront payment we received in January 2018 in accordance with the terms of the New RMSR Agreements. Interest expense on NRZ financing liabilities for 2018 includes $16.9 million attributable to PHH.
Year Ended December 31, 2017 versus 2016
Servicing and subservicing fee revenue declined $196.8 million, or 17%, as the average UPB and the average number of assets in our residential servicing and subservicing portfolio declined by 14% and 13%, respectively, due to portfolio runoff.
Total completed modifications decreased 39% as compared to 2016. The portion of modifications completed under HAMP, including streamlined HAMP, as a percentage of total modifications decreased to 28% in 2017 as compared to 56% for the prior year because of the expiration of the HAMP program on December 31, 2016. Revenue recognized in connection with loan modifications declined to $97.2 million for 2017 as compared to $197.5 million for 2016.
Expenses, excluding MSR valuation adjustments, net, were $123.2 million, or 16%, lower in 2017 as compared to 2016.
MSR valuation adjustments, net decreased $71.0 million due to a $75.7 million decrease in fair value losses on our non-Agency MSRs and a $14.2 million decrease in impairment charges related to our government-insured MSRs as well as the effects of portfolio runoff, offset by an $18.8 million increase in amortization of our Agency MSRs. The decrease in fair value losses is primarily due to the $86.7 million impact in 2017 of a benchmarking assumption update related to our non-Agency MSRs carried at fair value which was based on a recommendation from our third-party valuation expert and reflected an upward trend in market pricing on non-Agency MSRs similar in profile to Ocwen’s portfolio. For 2017, we reversed impairment charges of $3.4 million, primarily reflecting the recoverability of certain advances on various privately-held government-insured loans. This compares to the recognition of $10.8 million of impairment charges for 2016. The increase in amortization expense resulted from a $27.5 million benefit recognized in 2016 related to the sale of non-performing loans conveyed to HUD as part of the ADPLS program, which was partially offset by lower runoff from a smaller portfolio and slower prepayment speeds on Agency loans.
Servicing and origination expense decreased by $43.7 million, or 27%, in 2017. This decrease was primarily due to a decline in government-insured claim loss provisions and the recovery of $28.5 million of losses related to a settlement of outstanding claims that arose from indemnification obligations in connection with our acquisition of MSRs and related servicing advances in 2013. Government-insured claim losses in 2016 included the accelerated recognition of $34.8 million of expenses related to our participation in HUD’s ADPLS and HUD Note Sale programs, which were largely offset by a benefit in amortization expense recorded in MSR valuation adjustments, net. Government-insured claim loss provision in 2017 included $17.0 million in connection with re-performing government-insured loans for which certain advances were no longer recoverable.
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

The 18% reduction in average U.S. based headcount and the migration of certain operations offshore, where we believe we realize cost efficiencies while maintaining operational effectiveness, enabled reductions in Compensation and benefits expense of $25.5 million, or 14%.
Occupancy and equipment expense declined $13.0 million, or 21%, largely because of the effect of the decline in the average number of loans in our servicing portfolio and various cost improvement initiatives with respect to certain expenses, principally the cost of postage and other delivery services. Technology and communication expense declined by $6.0 million, or 11%, because of our efforts to bring technology services in-house and the effects of a declining servicing portfolio on technology fees.
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
Interest expense related to financing liabilities declined by $6.3 million primarily because 2016 included $10.5 million of additional payments to NRZ as a result of a 2015 downgrade to our S&P servicer rating. Interest expense on the NRZ financing liabilities increased by $1.9 million primarily due to changes in the fair value of NRZ financing liabilities due to valuation and assumption updates related to our non-Agency MSRs carried at fair value, which increased the value of the NRZ financing liability by $83.3 million and which was recognized as interest expense. This more than offset the reduction in interest expense on the NRZ financing liabilities driven by declines in the value of the NRZ financing liability because of the decline in the average UPB of the NRZ servicing portfolio due to runoff, and the $42.0 million reduction in fair value of the NRZ financing liability recognized in connection with the transferred MSRs (including $37.6 million recognized at the time of the initial transfer). This reduction was primarily driven by the characteristics of Rights to MSRs with a UPB of $15.9 billion that were converted to fully-owned MSRs during the year, relative to the $54.6 million lump sum payment received from NRZ. For the Rights to MSRs that were converted on September 1, 2017, the characteristics of the underlying MSRs did not correspond to the weighted average loan characteristics used to determine the lump sum payment, resulting in a decline in the fair value of the financing liability.
Other, net for 2017 declined primarily because 2016 includes $14.8 million received in connection with the execution of clean-up call rights related to five small-balance commercial mortgage securitization trusts. During 2017 and 2016, we recognized net gains of $10.5 million and $8.5 million on sales of MSRs relating to loans with a UPB of $219.4 million and $3.7 billion, respectively.
Lending
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. Given the 2017 strategic shift in our forward lending activities, our efforts in 2018 were principally focused on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (i.e., portfolio recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. Under the terms of our agreements with NRZ, to the extent we refinance a loan underlying the MSRs subject to these agreements, we are obligated to transfer such recaptured MSR to NRZ under the terms of a separate subservicing agreement.
A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Our lending activity partially mitigates this risk. Origination volume and related gains have historically offset, to a degree, the economic impact of declining MSR values as interest rates decline. Under our NRZ agreements, NRZ has the right to directly solicit the MSRs we service on their behalf for mortgage refinances. To the extent we solicit the NRZ portfolio, we incur the full costs of the origination process; however, as noted above, the recaptured MSR is transferred to NRZ so we do not gain an MSR through such originations. Nor are we compensated for the transfer of the MSR to NRZ. As a result, the economics are weaker for these types of originations. Should NRZ choose to perform these portfolio recapture activities in the future, our funded forward lending volume would likely be negatively impacted but we do not believe the reduction in origination volume will have any material adverse impact on our results of operations.
We originate and purchase reverse mortgages through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.4 billion at December 31, 2018. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws. We recognize this Future Value over time as future draws are securitized or sold. At December 31, 2018, unrecognized Future Value is estimated to be $68.1 million.
In 2018, our Lending business originated or purchased forward and reverse mortgage loans with a UPB of $870.3 million and $593.7 million, respectively. PHH originated $109.9 million of UPB in residential mortgage loans in the forward lending retail channel during the post-acquisition period through December 31, 2018. Historically, loans have been acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (retail). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest.
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
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is received from HUD, typically within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of real estate owned. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property underlying an inactive reverse loan for an acceptable price within the timeframe established by HUD, we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remains with us. We may incur additional losses on REO properties as they progress through the claims and liquidation processes. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
Significant Variables
Economic Conditions. General economic conditions impact the capacity for consumer credit and the supply of capital. More specifically, employment and home prices are variables that can each have a material impact on mortgage volume. Employment levels, the level of wages and the stability of employment are underlying factors that impact credit qualification. The effect of home prices on lending volumes is significant and complex. As home prices go up, home equity increases and this improves the position of existing homeowners either to refinance or to sell their home, which often leads to a new home purchase and a new forward mortgage loan, or in the case of a reverse mortgage, increase the size of the mortgage loan available and the number of potential borrowers. However, if home prices increase rapidly, the effect on affordability for first-time and move-up buyers can dampen the demand for mortgage loans. The more restrictive standards for loan to value (LTV) ratios, debt to income (DTI) ratios and employment that characterize the current market amplify the significance and sensitivity of the housing market and related mortgage lending volumes to employment levels and home prices.
Market Size and Composition. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume. A December 2018 Fannie Mae forecast projects a decline in mortgage originations of 1% from 2018 to 2019, including a decline in refinance volume of approximately 10%. Declines in aggregate mortgage market and refinance volume will generally make growing our Lending business more difficult.

Market size is likewise impacted by changes to existing, or development of new, GSE or other government sponsored programs. Changes in GSE or HUD guidelines and costs and the availability of alternative financing sources, such as non-Agency proprietary loans and traditional home equity loans, impact borrower demand for forward and reverse mortgages.
In August 2017, the FHFA announced an extension of the Home Affordable Refinance Program (HARP) to December 31, 2018. This program allowed borrowers with loans sold to Fannie Mae or Freddie Mac prior to June 1, 2009 to refinance through a simplified process with broader underwriting guidelines, most notably, higher LTV ratios. Since the HARP program was introduced, it has provided a boost to lending volumes and higher relative margins by providing broader refinance opportunities and more effective portfolio recapture.
Effective in October 2017, HUD and FHA changed the amount of mortgage insurance premium paid by borrowers, lowered the lending interest rate floor and updated the principal limit factors, all of which put downward pressure on the amount of proceeds a borrower would receive. Since these changes were implemented, new endorsements, a proxy for market size, have declined 27.0% during the reporting period according to the HUD HECM Endorsement Summary Reports. To the extent the benefits of a reverse mortgage are reduced, or become less attractive to borrowers, lending volumes and margins will continue to be negatively impacted.
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

The following table presents the results of operations of the Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue
Gain on loans held for sale, net
Forward loans	$30,212	$38,128	$42,210	(21)%	(10)%
Reverse loans	39,096	53,679	30,448	(27)	76
	69,308	91,807	72,658	(25)	26
Other revenue, net	24,364	35,668	39,705	(32)	(10)
Total revenue	93,672	127,475	112,363	(27)	13

Expenses
Compensation and benefits	46,404	74,299	73,921	(38)	1
Professional services	1,206	2,359	2,035	(49)	16
MSR Valuation adjustments, net	474	273	309	74	(12)
Servicing and origination	16,447	17,716	16,423	(7)	8
Technology and communications	1,936	2,534	3,849	(24)	(34)
Occupancy and equipment	6,070	4,778	5,458	27	(12)
Corporate overhead allocations	3,691	3,981	4,215	(7)	(6)
Other expenses	6,678	22,118	7,989	(70)	177
Total expenses	82,906	128,058	114,199	(35)	12

Other income (expense)
Interest income	6,061	10,914	15,300	(44)	(29)
Interest expense	(6,639)	(13,893)	(14,398)	(52)	(4)
Other, net	966	(869)	1,065	(211)	(182)
Other income (expense), net	388	(3,848)	1,967	(110)	(296)

Income (loss) from continuing operations before income taxes	$11,154	$(4,431)	$131	(352)	n/m
n/m: not meaningful

	December 31,
	2018	2017	% Change
Short-term loan funding commitments
Forward loans	$132,076	$81,710	62%
Reverse loans	18,099	14,630	24

Future draw commitment (UPB) (1)	1,426,814	1,401,484	2%

Future Value (2)	68,075	70,683	(4)%

The following table provides selected operating statistics for our Lending segment:

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Loan Production by Channel
Forward loans
Retail	$868,110	$857,772	$422,586	1%	103%
Correspondent	408	487,462	1,730,360	(100)	(72)
Wholesale	1,750	1,173,022	2,035,375	(100)	(42)
	$870,268	$2,518,256	$4,188,321	(65)	(40)

% HARP production	7%	8%	4%	(13)%	100%
% Purchase production	4	33	35	(88)	(6)
% Refinance production	96	67	65	43	3

Reverse loans
Correspondent	$360,394	$495,091	$398,486	(27)%	24%
Wholesale	170,875	382,220	291,163	(55)	31
Retail	62,389	164,439	135,843	(62)	21
	$593,658	$1,041,750	$825,492	(43)	26

Average Employment
U.S.	425	698	700	(39)%	—%
India and other	131	234	147	(44)	59
Total	556	932	847	(40)	10

(1)	We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws. We recognize this Future Value over time as future draws are securitized or sold.

(2)
Future Value represents the net present value of estimated future cash flows from customer draws of the loans and projected performance assumptions based on historical experience and industry benchmarks discounted at 12%.

Our Lending segment results for 2018, as compared to 2017, were primarily driven by rising interest rates and reverse lending HECM program changes and the related impacts on loan production, revenue and expenses. Rising interest rates in 2018 have negatively impacted our forward retail business with industry refinance volumes down 29% in 2018 according to the Fannie Mae Housing Forecast Report. Changes to the HECM program for originations after October 1, 2017 have negatively impacted industry, and Ocwen, originations. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA during the reporting period, totaled 41,736, 56,912 and 48,794 during 2018, 2017 and 2016, respectively. This represents a decline of 27% for 2018 as compared to 2017, and an increase of 17% for 2017 as compared to 2016.
Year Ended December 31, 2018 versus 2017
Total revenue for 2018 decreased $33.8 million, or 27%, as total loan production dropped $2.1 billion, or 59%, driven primarily by our exit from the forward lending correspondent and wholesale channels. The resulting $7.9 million, or 21%, decline in forward lending gain on loans held for sale was offset in part by slightly higher production and margins in our retail channel. The forward lending retail channel includes $109.9 million of production volume generated by PHH during the post-acquisition period. Reverse lending gain on loans held for sale declined by $14.6 million, or 27%, due to a 43% decline in loan production which was lower across all channels, partially offset by higher margins. Other revenue declined $11.3 million, or 32%, due to a $5.0 million reduction in the net change in the fair values of HECM reverse mortgage loans and the related HMBS financing liability. Rising interest rates reduce the average life of our HECM reverse mortgage loans as adjustable rate mortgage (ARM) borrowers reach their maximum loan amount faster, reducing projected service fees, net of subservicing fees, and available future draws, and accelerating loan resolutions. Origination fees, recorded in Other revenue, declined $5.7 million due to lower lending segment volumes.
Total expenses for 2018 decreased $45.2 million, or 35%, as compared to 2017. The $27.9 million, or 38% decrease in Compensation and benefits expense is due to a reduction in headcount and a decline in commissions on lower forward and reverse lending origination volume. Partially offsetting this decrease was $4.7 million of Compensation and benefits expense incurred by PHH during the post-acquisition period. Total average headcount of the Lending segment decreased 40% as compared to 2017, reflecting the strategic shift in our forward lending activities and lower origination volume in the reverse lending channels. The $15.4 million decline in Other expenses is primarily attributable to the $6.8 million charge we recognized in 2017 to write-off the carrying value of internally-developed Loan Operating System (LOS) software used in our wholesale forward lending business. Also contributing to the decline in Other expenses, advertising expense declined $5.6 million and the provision for indemnification obligations declined $2.0 million in line with lower loan production.
The decline in interest income and interest expense as compared to 2017 is primarily the result of the overall decline in loan production.
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
Total expenses increased $13.9 million, or 12%, in 2017. Other expenses increased $14.1 million, or 177%, driven primarily by the $6.8 million write-off of the carrying value of our LOS software used in our wholesale forward lending business, a $5.3 million increase in the provision for indemnification due in part to a reversal of the liability in 2016, and a $3.8 million increase in advertising costs across both forward and reverse channels. Total average headcount of the Lending segment increased 10% over 2016 due to increased offshore hiring in both the forward and reverse lending businesses. Despite this increase, Compensation and benefits expense increased only $0.4 million, or 1%, as commissions and bonuses declined on lower forward lending origination volume. Servicing and origination expense increased $1.3 million, or 8%. This was due in part to increased subservicing costs related to Ginnie Mae portfolio expansion in the reverse lending channel. In addition, reverse lending generated higher volume which resulted in higher transactional costs. The effect of these increases was partially offset by lower Servicing and origination expense in the forward lending channel due to lower volume.
Interest income, which consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors, declined $4.4 million, or 29%, in 2017 consistent with lower origination volume in our forward lending business. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines of credit. The difference between interest income and interest expense will fluctuate due to a variety of economic factors.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of corporate support services, CRL, discontinued operations and inactive entities, business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on corporate debt. Our cash balances are included in Corporate Items and Other.
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate support services costs, specifically compensation and benefits and professional services expense, have been, and continue to be, significantly impacted by regulatory actions against us and by significant litigation matters. As part of our drive to return to profitability as soon as possible, we will seek to reduce our corporate support services expenses while complying with our legal and regulatory obligations. We anticipate that our ability to return to sustainable profitability will be significantly impacted by the degree to which we can reduce these costs going forward.
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to OLS. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 40% share of all related losses and loss adjustment expenses incurred by the third-party insurer. The reinsurance agreement excludes properties located in the State of New York and has an expiration date of December 31, 2020, although it may be terminated by either party at any time with thirty days’ advance written notice.
Certain expenses incurred by corporate support services are allocated to the Servicing and Lending segments.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue
Premiums (CRL)	$16,603	$23,114	$25,413	(28)%	(9)%
Other revenue	1,546	2,697	2,233	(43)	21
Total revenue	18,149	25,811	27,646	(30)	(7)

Expenses
Compensation and benefits	106,058	124,181	121,447	(15)	2
Professional services	110,705	160,569	199,513	(31)	(20)
Servicing and origination	253	4,211	9,017	(94)	(53)
Technology and communications	50,770	51,718	54,648	(2)	(5)
Occupancy and equipment	11,050	13,822	14,362	(20)	(4)
Other expenses	13,679	24,732	19,011	(45)	30
Total expenses before corporate overhead allocations	292,515	379,233	417,998	(23)	(9)
Corporate overhead allocations
Servicing segment	(211,701)	(221,049)	(215,300)	(4)	3
Lending segment	(3,691)	(3,981)	(4,215)	(7)	(6)
Total expenses	77,123	154,203	198,483	(50)	(22)

Other income (expense), net
Interest income	2,582	4,268	3,892	(40)	10
Interest expense	(54,230)	(55,750)	(40,772)	(3)	37
Bargain purchase gain	64,036	—	—	n/m	n/m
Other, net	(4,096)	(6,348)	(2,139)	(35)	197
Other income (expense), net	8,292	(57,830)	(39,019)	(114)	48

Loss from continuing operations before income taxes	$(50,682)	$(186,222)	$(209,856)	(73)	(11)
n/m: not meaningful
Year Ended December 31, 2018 versus 2017
CRL premium revenue decreased 28% as compared to 2017 as a result of a 28% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations, including $25.8 million attributable to PHH, declined $86.7 million, or 23%, as compared to 2017.
Professional services expense, including $9.4 million in PHH expenses, declined $49.9 million, or 31%, as compared to 2017 primarily due to a $64.4 million decrease in legal fees and settlements. Professional services expense for 2017 included significant litigation settlement-related costs incurred in connection with a securities law matter and a TCPA matter. Legal fees for 2018 include $9.6 million of fees incurred in connection with our compliance with the Multi-State Common Settlement Terms, particularly the third-party audit of our compliance with certain federal and state laws relating to escrow. See Note 25 — Contingencies to the Consolidated Financial Statements for additional information regarding our obligations under the agreements we entered into with 29 states and the District of Columbia to resolve certain regulatory actions. Monitor expenses decreased $6.4 million due to the termination of the CA Auditor and NY Operations Monitor engagements in 2017. Partially offsetting these declines, we incurred $13.7 million of direct costs during 2018 related to the acquisition of PHH.
Declines in Compensation and benefits, Technology and communications and Occupancy and equipment expenses as compared to 2017 are primarily attributable to headcount reductions and other actions we have taken to reduce our costs, including bringing technology services in-house, closing and consolidating certain facilities, and our exit from the automotive capital services business. These declines were offset in part by Compensation and benefits and Technology and communications expense of $10.3 million and $3.8 million, respectively, attributable to PHH. The $18.1 million, or 15%, reduction in Compensation and benefits expense primarily resulted from a 21% decline in average headcount in spite of the increase in headcount attributed to the PHH acquisition (192 U.S. employees at December 31, 2018). Lower salaries and benefits due to the reduction in headcount were offset in part by a $6.7 million increase in related severance expense for 2018.
The $4.0 million, or 94%, decrease in Servicing and origination expense is largely the result of a $3.2 million decline in reinsurance commissions incurred by CRL during 2018 due to the decline in the covered portfolio and a decline in the ceding commission rate from 9% in 2017 to 5% in 2018.
Other expenses declined $11.1 million, or 45%, primarily due to a $6.2 million decline in the provision for losses on automotive dealer financing notes and a $2.2 million decline in the provision for indemnification.
We recognized a bargain purchase gain, net of tax, of $64.0 million in connection with the acquisition of PHH representing the excess of the net assets acquired over the consideration paid. The purchase price we negotiated contemplated that PHH would incur losses after the acquisition date. The PHH net loss from continuing operations of $24.8 million is included in our consolidated statements of operations from the date of acquisition through December 31, 2018. See Note 2 — Business Acquisition to the Consolidated Financial Statements for additional information.
The $2.3 million decline in Other, net for 2018 is primarily due to a $7.3 million decrease in fair value losses on mortgage-backed securities offset by a $4.9 million decrease in foreign currency remeasurement losses. Higher interest rates, runoff of the underlying mortgage loans and updates to key assumptions from our third-party valuation expert contributed to the decline in the fair value of our mortgage-backed securities in 2017. Fair value gains (losses) on mortgage-backed securities were $0.6 million and $(6.8) million in 2018 and 2017, respectively. The higher foreign currency remeasurement losses in 2018 are primarily attributable to depreciation of the India Rupee against the U.S. Dollar. Foreign currency exchange gains (losses) were $(3.2) million and $1.7 million for 2018 and 2017, respectively. While we do not currently hedge our foreign currency exposure, we do maintain India Rupee denominated investments in higher-yielding term deposits to partially offset our exposure.
Year Ended December 31, 2017 versus 2016
The $38.8 million, or 9%, decrease in expenses before allocations is primarily due to a $38.9 million decline in Professional services expense, which resulted from a $75.3 million decrease in regulatory monitoring costs and a $5.3 million decrease in consulting fees offset in part by a $44.4 million increase in legal fees and settlements. The expenses we incurred related to monitorships under our NY DFS, CA DBO and Ocwen National Mortgage settlements decreased from $81.7 million in 2016 to $6.4 million in 2017 in line with the termination of the CA Auditor and NY Operations Monitor engagements in 2017. The increase in legal fees and settlements is primarily due to the settlement of litigation relating to a securities law and TCPA matter, as well as fees incurred in connection with our legal defense related to regulatory actions taken on or shortly after April 20, 2017 by the CFPB, mortgage and banking regulatory agencies from 29 states and the District of Columbia and two state attorneys general.
Servicing and origination expense declined by $4.8 million, or 53%, primarily due to a decrease in reinsurance commissions incurred by CRL, which were $3.9 million and $8.8 million for 2017 and 2016, respectively.
Interest expense in 2017 increased by $15.0 million, or 37%, primarily because of our transfer of the SSTL from the Servicing segment to the Corporate Items and Other segment when we entered into an amended and restated SSTL facility agreement in December 2016. In December 2016, we also exchanged $346.9 million of 6.625% Senior Unsecured Notes due 2019 for a like amount of 8.375% Senior Second Lien Notes due 2022. Interest expense recognized on the SSTL in the Corporate Items and Other segment in 2017 was $23.7 million, including amortization of debt issuance costs and discount. As disclosed below, interest expense for 2016 included the recognition of $5.1 million of interest expense for fees paid in connection with the exchange of senior notes and $9.1 million of previously unamortized debt issuance costs and discount related to the renewal of the SSTL facility.
Other, net includes fair value gains (losses) on mortgage-backed securities of $(6.8) million and $0.4 million in 2017 and 2016, respectively. Higher interest rates, runoff of the underlying mortgage loans and updates to key assumptions from our third-party valuation expert contributed to the decline in the fair value of our mortgage-backed securities to $1.6 million as of December 31, 2017.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to mitigate liquidity risk.

In assessing our liquidity outlook, our primary focus is on six measures:

•	Financial projections for ongoing business revenues, costs and net income;

•	Anticipated amounts and timing of integration costs;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Projected future acquisitions of MSRs to, at a minimum, replenish portfolio runoff;

•
The change in advances and match funded advances compared to the change in match funded liabilities and available borrowing capacity, including capacity for cyclical and monthly peak funding dates; and

•	Projected funding requirements of new investment and business initiatives.
At December 31, 2018, our cash position was $329.1 million compared to $259.7 million at December 31, 2017. We invest cash in excess of our immediate operating needs primarily in money market deposit accounts. On October 4, 2018, we completed our acquisition of PHH. This transaction was initially cash and book value accretive, with PHH having an opening cash balance of $423.1 million, $64.7 million more than the purchase price of $358.4 million. Upon the closing of the transaction, we assumed $119.1 million of senior unsecured notes, representing $97.5 million of PHH’s 7.375% Senior Notes due 2019 and $21.5 million of PHH’s 6.375% Senior Notes due 2021. Ocwen also assumed a mortgage repurchase facility with maximum borrowing of $200.0 million on an uncommitted basis. There were no borrowings outstanding under this facility on the acquisition date or at December 31, 2018.
We have strengthened our cash position by monetizing a portion of our future revenue stream under our NRZ agreements. We received lump-sum payments of $54.6 million and $279.6 million in September 2017 and January 2018, respectively, under our agreements with NRZ. These lump-sum payments generally represent the net present value of the excess of the future revenue stream we would have received under our original agreements with NRZ over the revenue stream we now receive under our current agreements. We are effectively amortizing these lump-sum payments through our statements of operations from the dates such lump-sum payments were received through the end of the initial term of the original agreements, which is generally April 2020. We are endeavoring to invest these lump sum payments in our business to achieve targeted investment returns within our risk appetite that will replace the foregone revenue stream and we have also deployed excess cash to reduce secured borrowings as we source these investment opportunities.
Establishing funding for growth is a key initiative to achieving our objective of returning to growth and profitability. We regularly evaluate capital structure options that we believe will most effectively provide the necessary capacity to invest in growth, address upcoming debt maturities and accommodate our business needs. For example, we are currently evaluating various options related to our SSTL, including upsizing the facility, as well as other funding structures that we believe will optimize our capital structure and access to capital. Historical losses have significantly eroded our stockholder’s equity and weakened our financial condition. To the extent we are not successful in achieving our objective of returning to profitability, funding continuing losses will limit our opportunities to grow our business.
The available borrowing capacity under our advance financing facilities has decreased by $104.2 million from $151.0 million at December 31, 2017 to $46.7 million at December 31, 2018 as we reduced the size of these facilities to better align with our anticipated future usage. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At December 31, 2018, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged to our advance financing facilities.
At December 31, 2018, we had maximum borrowing capacity under our warehouse facilities of $1.0 billion. Of the borrowing capacity extended on a committed basis, $194.6 million was available at December 31, 2018, and $62.4 million of the available borrowing capacity could have been used based on the amount of eligible collateral that could be pledged. Uncommitted amounts ($674.7 million available at December 31, 2018) can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time. At December 31, 2018, $32.4 million of uncommitted borrowing capacity could have been used based on the amount of eligible collateral that could be pledged, assuming our lenders were willing to do so.
We are required to maintain certain minimum levels of cash under our debt agreements and portions of our cash balances are held in our non-U.S. subsidiaries. We would have to repatriate the cash held by our non-U.S. subsidiaries, potentially with tax consequences and in compliance with applicable laws, should we wish to utilize that cash in the U.S.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, expenses, our assessment of the likely impact of open regulatory matters, recurring and nonrecurring costs and sales of assets. We have analyzed our cash requirements and financial obligations. Based upon these evaluations and analysis, we believe that we have sufficient liquidity and access to adequate sources of new capital to meet our obligations and fund our operations for the next twelve months.

Sources of Funds
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Collections of advances in excess of payments;

•	Proceeds from match funded advance financing facilities;

•	Proceeds from other borrowings, including warehouse facilities; and

•	Proceeds from sales and securitizations of originated loans and repurchased loans.
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our use of advance financing facilities is integral to our servicing advance financing strategy. Revolving variable funding notes issued by our advance financing facilities to large global financial institutions have revolving periods of 12 to 18 months. Term notes are generally issued to institutional investors with one-, two- or three-year maturities.
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
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at December 31, 2018:

	Total Assets	Collateral for Secured Borrowings	Sale Commitments	Other Commitments (1)	Other (2)
Cash	$329,132	$—	$—	$—	$329,132
Restricted cash	67,878	26,626	—	41,252	—
Mortgage servicing rights	1,457,149	985,576	9,867	—	461,706
Advances, net	249,382	11,162	31,216	—	207,004
Match funded assets	937,294	937,294	—	—	—
Loans held for sale	242,622	143,704	—	—	98,918
Loans held for investments	5,498,719	5,440,535	—	—	58,184
Receivables, net	198,262	—	—	—	198,262
Premises and equipment, net	33,417	—	—	—	33,417
Other assets	379,567	—	—	320,032	59,535
Assets related to discontinued operations	794	—	—	—	794
Total Assets	$9,394,216	$7,544,897	$41,083	$361,284	$1,446,952

(1)
Other Commitments includes Restricted cash and deposits held as collateral to support certain contractual obligations, and Contingent loan repurchase assets related to the Ginnie Mae early buyout program for which a corresponding liability is recognized in Other liabilities.

(2)
The borrowings under the SSTL are secured by a first priority security interest in substantially all of the assets of Ocwen, OLS, PHH, PMC and the other guarantors thereunder, excluding among other things, 35% of the voting capital stock of foreign subsidiaries, securitization assets and equity interests of securitization entities, assets securing permitted funding indebtedness and non-recourse indebtedness, REO assets, Agency MSRs with respect to which an acknowledgment agreement acknowledging such security interest has not been obtained, as well as other customary carve-outs (collectively, the Collateral). The Collateral is subject to certain permitted liens set forth under the SSTL and related security agreement. The Senior Secured Notes are guaranteed by Ocwen and the other guarantors that guarantee the SSTL, and the borrowings under the Senior Secured Notes are secured by a second priority security interest in the Collateral. Security interests securing borrowings under the SSTL and Senior Secured Notes may include amounts presented in Other as well as certain assets presented in Collateral for Secured Borrowings and Sale Commitments, subject to permitted liens as defined in the applicable debt documents. The amounts presented here may differ in their calculation and are not intended to represent amounts that may be used in connection with covenants under the applicable debt documents.
Use of Funds
Our primary uses of funds are:

•	Payment of interest and operating costs;

•	Payment of integration costs;

•	Payments for advances in excess of collections;

•	Investing in our servicing and lending businesses, including MSR and other acquisitions;

•	Funding of originated and repurchased loans;

•	Repayments of borrowings, including match funded liabilities and warehouse facilities; and

•	Working capital and other general corporate purposes.
Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, subject to our ability to reinvest such proceeds in our business within 270 days of receipt. During 2018, we voluntarily prepaid $50.0 million of the SSTL balance for the purpose of reducing interest costs.
Outlook
Regarding the current maturities of our borrowings, as of December 31, 2018, we have approximately $898.3 million of debt outstanding under coming due in the next 12 months. The revolving periods of our variable funding and term notes under our advance financing facilities with a total borrowing capacity of $290.0 million and $385.0 million, respectively, are scheduled to end during 2019, subject to renewal, replacement or extension. Total borrowings outstanding on these notes was $628.3 million at December 31, 2018. We had $155.7 million outstanding under our master repurchase and participation agreements for financing new loan originations and loan repurchases at December 31, 2018, all of which matures in 2019. Finally, in addition to scheduled repayments of $16.8 million under our Senior Secured Term Loan, $97.5 million of PHH’s 7.375% Senior Notes are also due 2019.
We believe that we will be able to renew, replace or extend our debt agreements to the extent necessary to finance our business before or as they become due, consistent with our historical experience.
We are actively engaged with our lenders and as a result, have successfully completed the following with respect to our current and anticipated financing needs:

•
Through multiple transactions over the course of 2018, we amended and refinanced our Ocwen Master Advance Receivables Trust (OMART) and Ocwen Freddie Advance Funding (OFAF) advance facilities and we paid off and terminated our Ocwen Servicer Advance Receivables Trust (OSART) advance facility. We reduced the maximum borrowing capacity under our advance facilities from $1.1 billion at December 31, 2017 to $825.0 million at December 31, 2018 in line with the decline in advance balances and rebalanced the mix of variable and term notes. We also modified the facilities to add PMC as a seller. The weighted average interest rate on our outstanding borrowings under these facilities increased to 3.61% at December 31, 2018 from 3.16% at December 31, 2017.

•
Through multiple transactions over the course of 2018, we extended or renewed mortgage warehouse and repurchase agreements supporting our origination and loan repurchase activities. We increased our maximum borrowing capacity to $1.0 billion, $300.0 million on a committed basis, at December 31, 2018 from $687.5 million, $237.5 million on a committed basis, at December 31, 2017. These changes were executed to ensure the availability of liquidity to fund the growth in our forward and reverse lending businesses.

•	In December 2018, we repurchased $16.0 million of our 8.375% Senior Secured Second Lien Notes that mature in November 2022 at a price of 96%.

•
On December 21, 2018, we redeemed the remaining $3.1 million of our 6.625% Senior unsecured notes due in May 2019, at a redemption price of 100.0% of the outstanding principal balance plus accrued and unpaid interest.

•
On January 23, 2018, we voluntarily terminated our Automotive Capital Asset Receivables Trust (ACART) Loan Series 2017-1 automotive dealer floor plan loan agreement pursuant to our exit of the automotive capital services line of business.

•	On February 4, 2019, we entered into a master participation agreement under which the lender will provide $300.0 million of borrowing capacity on an uncommitted basis for loan originations.
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
Covenants
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Stable	December 11, 2018
S&P	B-	Negative	June 18, 2018
Fitch	Withdrew (1)	Withdrew (1)	July 25, 2018

(1)	Withdrawn as a result of our decision to allow our annual contract with Fitch for corporate ratings to expire as part of our ongoing efforts to reduce costs.
As of December 31, 2018, the S&P long-term corporate rating was “B-”. On December 11, 2018, Moody’s affirmed the long-term corporate rating of “Caa1”. On July 25, 2018, Fitch affirmed the long-term issuer default rating of “B-” and withdrew all corporate ratings. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 and New RMSR Agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 includes $136.7 million, $1.9 million and $0, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods. Similarly, in the third and fourth quarters of 2018, amounts of $33.8 million and $32.4 million, respectively, were reflected in cash flows from operating activities and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the year ended December 31, 2018
Our operating activities provided $272.6 million of cash largely due to $258.9 million of net collections of servicing advances. Net cash paid on loans held for sale during the year was $90.1 million.
Our investing activities used $344.9 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $520.0 million. Cash inflows include net cash of $64.7 million and restricted cash of $38.8 million acquired in connection with acquisition of PHH, net proceeds of $33.0 million on dealer financing notes issued by our automotive capital services business, which we decided to exit in January 2018, and the receipt of $41.1 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $166.7 million of cash. Cash inflows include $948.9 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $392.0 million. In January 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. Cash outflows include $220.3 million of net repayments on match funded liabilities as a result of advance recoveries, $211.8 million of net payments on the financing liability related to MSRs pledged, $66.8 million of repayments on the SSTL and $18.5 million to repurchase senior notes. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $100.1 million.
Cash flows for the year ended December 31, 2017
Our operating activities provided $409.0 million of cash largely due to $330.1 million of net collections of servicing advances. Net cash paid on loans held for sale during the year was $33.1 million.
Our investing activities used $839.2 million of cash. The primary uses of cash in our investing activities include net cash outflows relating to our HECM reverse mortgages of $833.2 million, net cash outflows of $11.4 million relating to our automotive capital services business and additions to premises and equipment of $9.1 million. Cash inflows include the receipt of $13.7 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $430.4 million of cash. Cash inflows include $1.3 billion received in connection with our reverse mortgage securitizations, less repayments on the related financing liability of $418.5 million. In 2017, we received $54.6 million of lump sum payments from NRZ following receipt of the required third-party consents and transfer of legal title to the MSRs underlying certain Rights to MSRs. Also, Ocwen sold to NRZ 6,075,510 shares of newly-issued Ocwen common stock in July 2017 for $13.9 million of proceeds. Cash outflows include $282.4 million of net repayments on match funded liabilities as a result of advance recoveries and $36.8 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $95.1 million.
Cash flows for the year ended December 31, 2016
Our operating activities provided $421.2 million of cash largely due to $452.4 million of net collections of servicing advances. Net cash paid on loans held for sale during the year was $120.6 million.
Our investing activities used $791.6 million of cash. The primary uses of cash in our investing activities included net cash outflows related to our HECM reverse mortgages of $855.2 million, net cash outflows of $35.0 million relating to our automotive capital services business and additions to premises and equipment of $33.5 million. Additions to premises and equipment in 2016 were driven largely by investments in technology infrastructure as we have moved to reduce our dependence on third-party service providers. Cash inflows include the receipt of $150.1 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $316.2 million of cash. Cash inflows included $1.1 billion received in connection with our reverse mortgage securitizations, less repayments on the related financing liability of $230.0 million. Cash outflows include $303.1 million of net repayments on match funded liabilities as a result of advance recoveries and $76.4 million of repayments on the SSTL. Cash outflows for the year also include the repurchase of 991,985 shares of common stock under our stock repurchase program for $5.9 million prior to its expiration on July 31, 2016.
RISK MANAGEMENT
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, assess, monitor and manage the types of risk to which we are subject, including strategic, market, credit, liquidity and operational risks.
Our Chief Risk and Compliance Officer is responsible for the design, implementation and oversight of our global risk management and compliance programs. Risks unique to our businesses are governed through various management processes and governance committees to oversee risk and related control activities across the company and provide a framework for potential issues to be identified, assessed and remediated under the direction of senior executives from our business, finance, risk, compliance, internal audit and law departments, as applicable. Information is aggregated and reports on risk matters are made to the Board, its Risk and Compliance Committee or its other committees, as applicable, to enable the Board and its committees to fulfill its governance and oversight responsibilities.
Strategic Risk
We are exposed to risk with respect to the strategic initiatives we need to undertake in order to return to growth and profitability. Strategic risk represents the risk to shareholder or enterprise value, current or future earnings, capital and liquidity from adverse business decisions and/or improper implementation of business strategies. Management is responsible for developing and implementing business strategies that leverage our core competencies and are appropriately structured, resourced and executed. Oversight for our strategic actions is provided by the Board of Directors. Our performance, relative to our business plans and our longer-term strategic plans, is reviewed by management and the Board of Directors.
To achieve our near-term financial objectives, we believe we need to execute on the PHH integration to create value, reengineer our cost structure, establish funding for growth, replenish portfolio runoff and restore growth focus and fulfill our regulatory commitments and resolve remaining legacy matters. Our ability to achieve our objectives is highly dependent on the success of our business relationships with our significant customers and our ability to attract new customers, both of which are impacted by our capability to adequately address the competitive challenges we may face. There can be no assurance that we will be successful in executing on these initiatives. Further, there can be no assurance that even if we execute on these initiatives we will be able to return to profitability. In addition to successful operational execution of our key initiatives, our success will also depend on market conditions and other factors outside of our control. If we continue to experience losses, our share price, business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Market Risk
Interest Rates
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including MSRs, loans held for sale, loans held for investment and interest rate lock commitments (IRLCs). Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSRs. We also have exposure to the effects of changes in interest rates on our borrowings, including advance financing facilities.
Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.
Our management level Credit and Market Risk Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. See Note 16 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
Home Prices
Inactive reverse mortgage loans for which the maximum claim amount has not been met are generally foreclosed upon on behalf of Ginnie Mae with the real estate owned remaining in the related HMBS until liquidation. Inactive MCA repurchased loans are generally foreclosed upon and liquidated by the HMBS issuer. Although active and inactive reverse mortgage loans are insured by FHA, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. In addition, in certain circumstances, we may be subject to real estate price risk to the extent we are unable to liquidate real estate owned within the FHA program guidelines. As our reverse mortgage portfolio seasons, and the volume MCA repurchases increases, our exposure to this risk will increase.
MSRs and MSR Financing Liabilities
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. Effective with this election, our entire portfolio of MSRs is accounted for using the fair measurement method. MSRs are subject to interest rate risk as the mortgage loans underlying the MSRs permit borrowers to prepay their loans. The fair value of MSRs generally decreases in periods where interest rates are declining, as prepayments increase, and increase in periods where interest rates are increasing, as prepayments decrease.
While the majority of our non-Agency MSRs have been sold to NRZ, these transactions did not qualify as sales and are accounted for as secured financings. We have elected fair value accounting for these MSR financing liabilities. Through these transactions, the majority of the risks and rewards of ownership of the MSRs transferred to NRZ, including interest rate risk. Changes in the fair value of the MSRs sold to NRZ are offset by a corresponding change in the fair value of the MSR financing liabilities, which are recognized as a component of interest expense on our consolidated statements of operations.
Loans Held for Sale, Loans Held for Investment and IRLCs
In our lending business, newly-originated forward mortgage loans held for sale and newly originated reverse mortgage loans held for investment that we have elected to carry at fair value and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. We are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans range from 5 to 90 days, but the majority of our commitments are for 60 days. Our holding period for forward mortgage loans from funding to sale is typically less than 30 days. Loan commitments for reverse mortgage loans range from 10 to 30 days. The majority of our reverse loans are variable rate loan commitments. Our interest rate exposure is hedged with freestanding derivatives, including forward sales of agency “to be announced” securities (TBAs) and forward mortgage-backed securities (Forward MBS).
Loans Held for Investment and HMBS-related Borrowings
In our reverse mortgage business, the fair value of our HECM loan portfolio, which is held for investment, decreases as market rates rise and increases as market rates fall. The primary contributors to the portfolio earnings are estimated securitization gains on future interest and mortgage insurance premium balance accruals, servicing fee income net of subservicing fees and losses, and repurchase funding requirements related to the 98% MCA liquidation. As our HECM portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation.

The asset value for securitized HECM loans, net of the corresponding HMBS-related liability for securitized loans is comprised of net servicing income on the existing securitized HECM portfolio which we currently do not hedge, but which acts as a partial hedge for our forward MSR value sensitivity.
Match Funded Liabilities
We monitor the effect of increases in interest rates on the interest paid on our variable rate advance financing debt. Earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. Based on the extent to which the projected excess of our interest expense on variable rate debt exceeds interest income on our cash and float balances require, we would consider hedging this exposure with interest rate swaps or other derivative instruments. We may purchase interest rate caps as economic hedges (not designated as a hedge for accounting purposes) if required by our advance financing arrangements.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2018 given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2018 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
HECM Loans held for investment	$2,999	$(2,950)
Loans held for sale	813	(973)
Forward MBS trades	(807)	975
Total loans held for sale and related derivatives	3,005	(2,948)

MSRs (1)	(48,874)	8,078
MSRs, embedded in pipeline	(29)	28
Total MSRs	(48,903)	8,106

Total, net	$(45,898)	$5,158

(1)
Primarily reflects the impact of market rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value. During the fourth quarter of 2018, the decline in market rates resulted in a full downward sensitivity and limited upward sensitivity. The addition of PHH also significantly increased sensitivity on the Agency MSR portfolio.

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in 1-month LIBOR interest rates.
Based on December 31, 2018 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $10.8 million resulting from an increase of $20.2 million in annual interest income and an increase of $9.4 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $2.4 million of the increase in interest on our variable rate debt.

Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2018 and 2017. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The averages presented represent weighted averages.

	Expected Maturity Date at December 31, 2018
	2019	2020	2021	2022	2023	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$266,235	$—	$—	$—	$—	$—	$266,235	$266,235
Average interest rate	2.31%	—%	—%	—%	—%	—%	2.31%
Loans held for sale, at fair value	176,525	—	—	—	—	—	176,525	176,525
Average interest rate	7.33%	—%	—%	—%	—%	—%	7.33%
Loans held for sale, at lower of cost or fair value (2)	8,858	—	24	—	272	56,943	66,097	66,097
Average interest rate	5.00%	—%	8.97%	—%	5.51%	4.89%	4.91%
Loans held for investment	575,744	510,835	546,782	614,592	691,203	2,559,563	5,498,719	5,472,199
Average interest rate	4.95%	4.89%	4.84%	4.85%	4.93%	4.99%	4.85%
Debt service accounts and interest-earning time deposits	27,569	235	160	—	—	—	27,964	27,964
Average interest rate	0.24%	12.61%	7.65%	—%	—%	—%	0.39%
Total rate-sensitive assets	$1,054,931	$511,070	$546,966	$614,592	$691,475	$2,616,506	$6,035,540	$6,009,020
Percent of total	17.48%	8.47%	9.06%	10.18%	11.46%	43.35%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$628,284	$150,000	$—	$—	$—	$—	$778,284	$776,485
Average interest rate	3.57%	3.81%	—%	—%	—%	—%	3.61%
Senior notes	97,521	—	21,543	330,878		—	449,942	426,147
Average interest rate	7.38%	—%	6.38%	8.38%	—%	—%	8.07%
SSTL and other borrowings (3) (4)	172,463	214,750		—	—	—	387,213	383,162
Average interest rate	2.96%	6.50%	—%	—%	—%	—%	5.49%
Total rate-sensitive liabilities	$898,268	$364,750	$21,543	$330,878	$—	$—	$1,615,439	$1,585,794
Percent of total	55.61%	22.58%	1.33%	20.48%	—%	—%	100.00%

	Expected Maturity Date at December 31, 2018 (Notional Amounts)
	2019	2020	2021	2022	2023	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Interest rate caps	$240,833	$19,167	$—	$—	$—	$—	$260,000	$678
Average strike rate	1.98%	3.00%	—%	—%	—%	—%	2.06%
Forward MBS trades	165,363	—	—	—	—	—	$165,363	$(4,983)
Average coupon	4.02%	—%	—%	—%	—%	—%	4.02%
IRLCs	150,175	—	—	—	—	—	150,175	3,871
Total derivatives, net	$556,371	$19,167	$—	$—	$—	$—	$575,538	$(434)
Forward LIBOR curve (5)	2.50%	2.49%	2.35%	2.37%	2.44%	2.53%

	Expected Maturity Date at December 31, 2017
	2018	2019	2020	2021	2022	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$99,627	$—	$—	$—	$—	$—	$99,627	$99,627
Average interest rate	1.73%	—%	—%	—%	—%	—%	1.73%
Loans held for sale, at fair value	214,262	—	—	—	—	—	214,262	214,262
Average interest rate	4.05%	—%	—%	—%	—%	—%	4.05%
Loans held for sale, at lower of cost or fair value (2)	697	288	21	22	—	23,068	24,096	24,096
Average interest rate	15.24%	5.64%	3.69%	5.00%	—%	4.08%	4.43%
Loans held for investment	340,231	401,232	445,182	524,383	628,859	2,375,944	4,715,831	4,715,831
Average interest rate	4.71%	4.67%	4.75%	4.86%	4.95%	4.88%	4.29%
Debt service accounts and interest-earning time deposits	38,039	—	250	140	36	—	38,465	38,465
Average interest rate	0.64%	—%	12.80%	8.01%	7.96%	—%	0.39%
Total rate-sensitive assets	$692,856	$401,520	$445,453	$524,545	$628,895	$2,399,012	$5,092,281	$5,092,281
Percent of total	13.61%	7.88%	8.75%	10.30%	12.35%	47.11%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$739,036	$259,582	$—	$—	$—	$—	$998,618	$992,698
Average interest rate	5.11%	3.35%	—%	—%	—%	—%	3.25%
Senior notes	—	3,122	—	—	346,878	—	350,000	358,422
Average interest rate	—%	6.63%	—%	—%	8.38%	—%	8.36%
SSTL and other borrowings (3) (4)	272,532	16,750	264,751	—	—	—	554,033	555,523
Average interest rate	0.37%	6.00%	5.62%	—%	—%	—%	5.22%
Total rate-sensitive liabilities	$1,011,568	$279,454	$264,751	$—	$346,878	$—	$1,902,651	$1,906,643
Percent of total	53.17%	14.69%	13.91%	—%	18.23%	—%	100.00%

	Expected Maturity Date at December 31, 2017 (Notional Amounts)
	2018	2019	2020	2021	2022	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Interest rate caps	$134,167	$240,833	$—	$—	$—	$—	$375,000	$2,056
Average strike rate	1.48%	1.47%	—%	—%	—%	—%	1.47%
Forward MBS trades	240,823	—	—	—	—	—	240,823	(545)
Average coupon	3.64%	—%	—%	—%	—%	—%	3.64%
IRLCs	96,339	—	—	—	—	—	96,339	3,283
Total derivatives, net	$471,329	$240,833	$—	$—	$—	$—	$712,162	$4,794
Forward LIBOR curve (5)	1.77%	2.14%	2.22%	2.22%	2.29%	2.49%

(1)	See Note 4 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of valuation allowances and including non-performing loans.

(3)
Excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings, which have no contractual maturity and are amortized over the life of the related assets.

(4)	Amounts are exclusive of any related discount or unamortized debt issuance costs.

(5)	Average 1-Month LIBOR for the periods indicated.
Liquidity Risk
We are exposed to liquidity risk through our ongoing needs to originate and finance mortgage loans, sell mortgage loans into secondary markets, retain MSRs, make and finance advances, fund and sell additional future draws by borrowers under variable rate HECM loans, meet our HMBS issuer obligations with respect to MCA repurchases, repay maturing debt, meet our contractual obligations and otherwise fund our operations.  Liquidity is an essential component of our ability to operate and grow our business; therefore, it is crucial that we maintain adequate levels of excess liquidity to fund our businesses during normal economic cycles and events of market stress.
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
Establishing funding for growth is a key initiative to achieving our objective of returning to growth and profitability. We regularly evaluate capital structure options that we believe will most effectively provide the necessary capacity to invest in growth, address upcoming debt maturities and accommodate our business needs. Our objective is to maximize the total investment capacity for each dollar of cash invested through diversification of our funding sources and alternatives to optimize cost, advance rates and terms. Historical losses have significantly eroded our stockholder’s equity and weakened our financial condition. To the extent we are not successful in achieving our near-term objective of returning to profitability, funding continuing losses will crowd out opportunities to grow our business.
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
To manage operational risk, we have a dedicated team of operational risk managers that oversees these risks daily, assisted by the third-party risk management and information security departments. Senior executives in our risk department oversee the establishment of policies and control frameworks that are designed, executed and administered to provide a sound and well-controlled operational environment. We mandate training for our employees in respect to these policies, require business line change control oversight and process, and we conduct operating reviews on a regular basis. Risk issues identified are tracked in our Governance, Risk and Compliance (GRC) system. Remediation and assurance testing are also tracked in our GRC system. We also have several channels for employees to report operational and/or technological issues affecting their operations to management, the operational risk or compliance teams or the Board.
We seek to embed a culture of compliance and business line responsibility for managing operational and compliance risks in our enterprise-wide approach toward risk management. Ocwen has adopted a “Three Lines of Defense” model to enable risks and controls to be properly managed on an on-going basis. The model delineates business line management's accountabilities and responsibilities over risk management and the control environment and includes mechanisms to assess the effectiveness of executing these responsibilities.
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
We have annual risk and control self-assessment (RCSA) programs in which we map company-wide business processes to identify risks and related controls in each process. Controls are tested for efficiency and efficacy and improved, if necessary. We monitor these risks and controls through risk coverage teams and quality assurance metrics.
Compliance risk is managed through an enterprise-wide compliance risk management program designed to monitor, detect and deter compliance issues. Our compliance and risk management policies assign primary responsibility and accountability for the management of compliance risk in the lines of business to business line management.
Information Security Risk oversight is performed by our Chief Information Security Officer. Ocwen’s information security plans are developed to meet or exceed Federal Financial Institutions Examination Council standards.
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
Servicing costs are generally higher on higher credit risk loans. In addition, higher credit risk loans are generally affected to a greater extent by an economic downturn or a deterioration of the housing market. An increase in delinquencies and foreclosure rates generally results in increased advances for delinquent principal and interest, taxes and insurance, foreclosure costs and the upkeep of vacant property in foreclosure. Interest expense on advances and higher operating expenses decrease the value of our servicing portfolio. We track the credit risk profile of our servicing portfolio, including the recoverability of advances, with a view to ensuring that changes in portfolio credit risk are identified on a timely basis.
We have loan repurchase and indemnification obligations arising from potential breaches of the representation and warranty provisions in connection with loans we sell in the secondary market. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and we may bear any subsequent loss on the mortgage loan.
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
Counterparty Credit Risk
Counterparty credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. We regularly evaluate the financial position and creditworthiness of our counterparties and disperse risk among multiple counterparties to the extent possible. We manage derivative counterparty credit risk by entering into financial instrument transactions through national exchanges, primary dealers or approved counterparties and using mutual margining agreements whenever possible to limit potential exposure.
NRZ is contractually obligated, pursuant to our agreements with them related to the Rights to MSRs, to make all advances required in connection with the loans underlying such MSRs. If NRZ’s advance financing facilities do not perform as envisaged or should NRZ otherwise be unable to meets its advance financing obligations, we would be required to meet our advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition and servicing operations.
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
Concentration Risk
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2018, our servicing portfolio included significant client relationships with NRZ which represented 51% and 61% of our servicing portfolio UPB and loan count, respectively. The term of our agreements with NRZ extend through June 2020 (PHH agreements) and July 2022 (Ocwen agreements); however, NRZ has the right to transfer, without cause, 25% of the PHH units beginning in June 2018, and an additional 25% of the units beginning in June 2019. The termination of servicing agreements, or other significant reductions to our servicing portfolio, could adversely affect our business, financial condition and results of operations.
Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of additional subservicing relationships, or significantly decrease the number of loans under such relationships.
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, New York, Florida, New Jersey and Texas, which, taken together, comprise 39% of the number of loans serviced at December 31, 2018. California has the largest concentration with 13% of the total loans serviced.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2018:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Senior secured term loan (1)	$16,750	$214,750	$—	$—	$231,500
Senior notes (1)	97,521	21,543	330,878	—	449,942
Contractual interest payments (2)	50,888	72,084	24,247	—	147,219
Originate/purchase mortgages or securities	145,193	—	—	—	145,193
Reverse mortgage equity draws (3)	1,426,814	—	—	—	1,426,814
Operating leases	16,622	30,089	16,330	1,409	64,450
	$1,753,788	$338,466	$371,455	$1,409	$2,465,118

(1)
Amounts are exclusive of any related discount, unamortized debt issuance costs or fair value adjustment. Excludes match funded liabilities and borrowings under mortgage loan warehouse facilities as these represent debt where the holders only have recourse to the assets that collateralize the debt and such assets are not available to satisfy general claims against Ocwen. Also excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. See Note 13 — Borrowings to the Consolidated Financial Statements for additional information related to these excluded borrowings.

(2)	Represents estimated future interest payments on senior notes and the SSTL, based on applicable interest rates as of December 31, 2018.

(3)
Represents additional equity draw obligations in connection with reverse mortgage loans originated or purchased by Liberty. Because these draws can be made in their entirety, we have classified them as due in less than one year at December 31, 2018.

As of December 31, 2018, we had gross unrecognized tax benefits of $9.6 million and an additional $4.1 million for gross interest and penalties classified as liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities, including whether or not these tax liabilities will be paid; therefore, such amounts are not included in the above contractual obligation table.
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
Mortgage Loan Repurchase and Indemnification Liabilities. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. We recognize the fair value of representation and warranty obligations in connection with originations upon sale of the loan or upon completion of an acquisition. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. See Note 3 — Securitizations and Variable Interest Entities, Note 14 — Other Liabilities and Note 25 — Contingencies to the Consolidated Financial Statements for additional information.

Involvement with VIEs. We use SPEs and VIEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans. We include VIEs in our consolidated financial statements if we determine we are the primary beneficiary. See Note 3 — Securitizations and Variable Interest Entities to the Consolidated Financial Statements for additional information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are described in Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements.
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	December 31,
	2018	2017
Loans held for sale	$242,622	$238,358
Loans held for investment	5,498,719	4,715,831
MSRs - recurring basis	1,457,149	671,962
MSRs - nonrecurring basis, net (1)	—	133,227
Derivative assets	4,552	5,429
Mortgage-backed securities	1,502	1,592
U.S. Treasury notes and corporate bonds	1,514	1,880
Assets at fair value	$7,206,058	$5,768,279
As a percentage of total assets	77%	69%
Financing liabilities
HMBS-related borrowings	5,380,448	4,601,556
Financing liability - MSRs pledged	1,032,856	508,291
Financing liability - Owed to securitization investors	24,815	—
	6,438,119	5,109,847
Derivative liabilities	4,986	635
Liabilities at fair value	$6,443,105	$5,110,482
As a percentage of total liabilities	73%	65%
Assets at fair value using Level 3 inputs	$7,024,145	$5,548,764
As a percentage of assets at fair value	97%	96%
Liabilities at fair value using Level 3 inputs	$6,438,119	$5,109,847
As a percentage of liabilities at fair value	100%	100%

(1)
The balance represents our impaired government-insured stratum of MSRs previously accounted for using the amortization method, which were measured at fair value on a nonrecurring basis. The carrying value of this stratum is net of a valuation allowance of $24.8 million at December 31, 2017.

Assets at fair value using Level 3 inputs increased during 2018 primarily due to reverse mortgage originations, the fair value election on our remaining portfolio of amortization method MSRs and the MSRs acquired in our acquisition of PHH. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings, and a liability for sales of MSRs that are accounted for as a secured borrowing which we assumed in connection with the acquisition of PHH.
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
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. Effective with this election, our entire portfolio of MSRs is accounted for using the fair value measurement method. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with each of these classes. We recorded a cumulative-effect adjustment of $82.0 million to retained earnings as of January 1, 2018 to reflect the excess of the fair value of the Agency MSRs over their carrying amount. The government-insured MSRs were impaired by $24.8 million at December 31, 2017; therefore, these MSRs are already effectively carried at fair value. At December 31, 2017, the UPB and net carrying value of Agency MSRs for which the fair value election was made was $40.9 billion and $336.9 million, respectively. At December 31, 2017, the UPB and net carrying value of government-insured MSRs for which the fair value election was made was $16.9 billion and $133.2 million, respectively.
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
The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by class projected for the five-year period beginning December 31, 2018:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	6.2% to 11.5%	7.9% to 15.5%	12.4% to 20.6%
Weighted average	8.9%	11.2%	15.5%
Delinquency
Range	3.6% to 4.1%	14.9% to 16.9%	19.7% to 25.6%
Weighted average	3.9%	15.8%	23.4%
Cost to service
Range	$77 to $78	$131 to $139	$169 to $264
Weighted average	$77	$134	$230
Discount rate	9.1%	9.2%	12.5%
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

The following table provides information related to the sensitivity of our MSR fair value estimate to a 10% adverse change in key valuation inputs as of December 31, 2018:

	Conventional	Government-Insured	Non-Agency
Prepayment speed	$(49,300)	$(9,542)	$(64,526)
Delinquency	(14,535)	(7,448)	(67,291)
Cost to service	(17,575)	(7,358)	(73,596)
Discount rate	(28,128)	(4,144)	(35,110)
Allowance for Losses on Servicing Advances and Receivables
We record an allowance for losses on servicing advances through a charge to earnings to the extent that we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of cure or modification, length of delinquency and the amount of the advance. We continually assess collectibility using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At December 31, 2018, the allowance for losses on servicing advances was $23.3 million.
We record an allowance for losses on receivables in our Servicing business related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of incurred losses and is maintained at a level that management considers adequate based upon continuing assessments of collectibility, current trends, and historical loss experience. At December 31, 2018, the allowance for losses on receivables related to government-insured claims was $52.5 million.
Determining an allowance for losses involves degrees of judgment and assumptions that, given similar information at any given point, may result in a different but reasonable estimate.
Income Taxes
In December 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) 118 (as further clarified by Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification (ASC) 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We adopted the guidance of SAB 118 as of December 31, 2017. We finalized our provisional amounts under SAB 118 in the fourth quarter of 2018. See Note 19 — Income Taxes to the Consolidated Financial Statements for additional information on the Tax Act and the impact on our consolidated financial statements.
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
For the three-year periods ended December 31, 2018 and 2017, the USVI filing jurisdiction was in a material cumulative loss position. The U.S. jurisdiction is also in a three-year cumulative loss position as of December 31, 2018 and 2017. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recognized a full valuation allowance of $46.3 million and $62.9 million on our U.S. deferred tax assets at December 31, 2018 and 2017, respectively, and a full valuation allowance of $21.3 million and $43.9 million on our USVI deferred tax assets at December 31, 2018 and 2017, respectively. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
NOL carryforwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate our NOL and tax credit carryforwards and whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize a portion of our NOL and tax credit carryforwards. If it is determined that an ownership change(s) has occurred, there may be annual limitations on the use of these NOL and tax credit carryforwards under Sections 382 and 383 (or comparable provisions of foreign or state law).
We have evaluated whether we experienced an ownership change as measured under Section 382, and during 2018 determined that an ownership change did occur in January 2015 and in December 2017 in the U.S. jurisdiction, which also results in an ownership change under Section 382 in the USVI jurisdiction. This determination was made based on information available as of the date of our Form 10-K filing for the fiscal year ended December 31, 2018. Due to the Section 382 and 383 limitations and the maximum carryforward period for our NOLs and tax credits, we will be unable to fully recognize certain deferred tax assets. Accordingly, as of December 31, 2018, we have reduced our gross deferred tax asset related to our NOLs by $160.9 million, our foreign tax credit deferred tax asset by $29.5 million and corresponding valuation allowance by $55.7 million. The realization of all or a portion of our deferred income tax assets (including NOLs and tax credits) is dependent upon the generation of future taxable income during the statutory carryforward periods. In addition, the limitation on the utilization of our NOL and tax credit carryforwards could result in Ocwen incurring a current tax liability in future tax years. Our inability to utilize our pre-ownership change NOL carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows.
As part of our Section 382 evaluation and consistent with the rules provided within Section 382, Ocwen relies strictly on the existence or absence, as well as the information contained in certain publicly available documents (e.g., Schedule 13D, Schedule 13G or other documents filed with the SEC) to identify shareholders that own a 5-percent or greater interest in Ocwen stock throughout the period tested. Further, Ocwen relies on such public filings to identify dates in which such 5-percent shareholders acquired, disposed, or otherwise transacted in Ocwen common stock. As the requirement for filing such notices of ownership from the SEC is to report beneficial ownership, as opposed to actual economic ownership of the stock of Ocwen, certain SEC filings may not represent ownership in Ocwen stock that should be considered in determining whether Ocwen experienced an ownership change under the Section 382 rules. Notwithstanding the preceding sentences (regarding Ocwen’ s ability to rely on the existence and absence of information in publicly filed Schedules 13D and 13G), the rules prescribed in Section 382 and the regulations thereunder provide that Ocwen may (but is not required to) seek additional clarification from shareholders filing such Schedules 13D and 13G if there are questions or uncertainty regarding the true economic ownership of shares reported in such filing (whether due to ambiguity in the filing, an overly complex ownership structure, the type of instruments owned and reported in the filings, etc.) (often referred to “actual knowledge” questionnaires). Such information can be sought on a filer by filer basis (i.e., there is no requirement that if actual knowledge is sought with respect to one shareholder, actual knowledge must be sought with respect to all shareholders that filed schedules 13D or 13G). While the seeking of actual knowledge can be beneficial in some instances it may be detrimental in others. Once such actual knowledge is received, Section 382 requires the inclusion of such actual knowledge, even if such inclusion is detrimental to the conclusion reached.
Ocwen has performed its analysis of the rules under Section 382 and, based on all currently available information, identified it experienced an ownership change for Section 382 purposes in January 2015 and December 2017. Prior to 2018, Ocwen was aware of shareholder activity in 2015 and 2017 that may have caused a Section 382 ownership change(s), but determined that additional information could potentially be obtained from certain shareholders that would indicate a Section

382 ownership change had not occurred. In completing this analysis, Ocwen identified several shareholders that filed a schedule 13G during the period disclosing a greater than 5-percent interest in Ocwen stock where beneficial versus economic ownership of the stock was unclear, and Ocwen therefore requested further details. As of the date of this Form 10-K, Ocwen has not received all requested responses from selected shareholders, and will continue to consider such shareholders as economic owners of Ocwen’s stock until actual knowledge is otherwise received.
Ocwen is continuing to monitor the ownership in its stock to evaluate information that will become available later in 2019 and that may result in a different outcome for Section 382 purposes and our future cash tax obligations. As part of this monitoring, Ocwen periodically evaluates whether it is appropriate and beneficial to retroactively seek actual knowledge on certain previously identified and included 5-percent shareholders, whereby, depending on the responses received, Ocwen may conclude that either the January 2015 or December 2017 Section 382 ownership changes may have instead occurred on a different date, or did not occur at all. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
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

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are recent ASUs that we adopted on January 1, 2019. Our adoption of the other standards listed below will not have a material impact on our consolidated financial statements.

•	ASU 2016-02: Leases

•	ASU 2017-08: Receivables: Nonrefundable Fees and Other Costs

•	ASU 2018-02: Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

•	ASU 2018-09: Codification Improvements
In addition to the above recently issued ASUs, listed below are ASUs that we adopted in 2018. We adopted ASU 2016-16 on a modified retrospective basis by recording a cumulative-effect reduction of $5.6 million to retained earnings. Our adoption of the pronouncements listed below did not have a material effect on our consolidated financial statements.

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
For additional information, see Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements.

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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, management concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2018, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We acquired PHH on October 4, 2018, as discussed in Note 2 — Business Acquisition to the Consolidated Financial Statements. As permitted by the SEC staff’s Frequently Asked Questions 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded from our assessment on internal control over financial reporting effectiveness as of December 31, 2018, PHH’s internal control over financial reporting associated with consolidated total assets of approximately 8.5%, and consolidated total revenues of approximately 6.8%, included in our consolidated financial statements as of and for the year ended December 31, 2018. We will include PHH in our assessment of the effectiveness of internal control over financial reporting beginning in fiscal 2019.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained under the captions “Election of Directors-Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance-Code of Ethics” in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation” and “Board of Directors Compensation” in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than April 30, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Beneficial Ownership of Equity Securities” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than April 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained under the captions “Board of Directors and Corporate Governance-Independence of Directors” and “Business Relationships and Related Transactions” in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the SEC no later than April 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement with respect to our 2019 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than April 30, 2019.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	2.1†	Merger Agreement, dated as of October 3, 2012, by and among Ocwen Financial Corporation, O&H Acquisition Corp., Homeward Residential Holdings, Inc., and WL Ross & Co. LLC (1)
2.2†
Asset Purchase Agreement between Ocwen Loan Servicing, LLC, and Residential Capital, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Executive Trustee Services, LLC, ETS of Washington, Inc., EPRE LLC, GMACM Borrower LLC, and RFC Borrower LLC dated as of November 2, 2012 (2)

	2.3†	Agreement and Plan of Merger, dated as of February 27, 2018, by and among Ocwen Financial Corporation, POMS Corp and PHH Corporation (3)
2.4
Purchase and Sale Agreement, dated as of March 29, 2013, by and among Altisource Portfolio Solutions, Inc., Altisource Solutions S.à r.l., Ocwen Financial Corporation, Homeward Residential, Inc. and Power Valuation Services, Inc. (4)

	2.5†	Agreement for the Purchase and Sale of Servicing Rights, dated December 28, 2016, by and between New Residential Mortgage LLC, PHH Mortgage Corporation and, for limited purposes, PHH Corporation (36)
	3.1	Amended and Restated Articles of Incorporation, as amended (5)
	3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (filed herewith)
	4.1	Form of Certificate of Common Stock (filed herewith)
	4.2	Indenture, dated as of May 12, 2014, between Ocwen Financial Corporation and The Bank of New York Mellon Trust Company, N.A. (8)
	4.3	Registration Rights Agreement, dated May 12, 2014, between Ocwen Financial Corporation and Barclays Capital Inc. (8)
	4.4	Indenture, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other guarantors named therein and Wilmington Trust, National Association (21)
	4.5	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (30)
	4.6	First Supplemental Indenture, dated as of October 4, 2018, among PHH Corporation, PHH Mortgage Corporation and Wilmington Trust, National Association (31)
	4.7	Second Supplemental Indenture, dated August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (32)
	4.8	Third Supplemental Indenture, dated August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (33)
	4.9	Fourth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee (34)
	4.10	Fifth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee (34)

4.11	Form of 7.375% Senior Note due 2019 (32)
4.12	Form of 6.375% Senior Note due 2021 (33)
10.1*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (9)
10.2*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (11)
10.3*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (12)
10.4*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (6)
10.5	Ocwen Financial Corporation 2017 Performance Incentive Plan (23)
10.6	Products Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.7	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.8	Data Center and Disaster Recovery Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.9	Intellectual Property Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.10	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.11	Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.12	Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.13	Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.14	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.15	First Amendment to Technology Products Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.16	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.17	First Amendment to Intellectual Property Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.18	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (4)
10.19	Second Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation Altisource Solutions S.à r.l. (4)
10.20	Second Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (4)
10.21	Second Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (4)
10.22	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.23	First Amendment to Technology Products Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.24	First Amendment to Data Center and Disaster Recovery Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.25	First Amendment to Intellectual Property Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.26	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (6)
10.27	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (6)
10.28	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (13)

10.29	Servicing Rights Purchase Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (6)
10.30	Master Subservicing Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (6)
10.31	Amendment to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012 (22)
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

10.41	Pledge and Security Agreement dated as of February 15, 2013 between each of the Grantor Parties thereto, and Barclays Bank PLC, as Collateral Agent (17)
10.42	Second Lien Notes Pledge and Security Agreement, dated as of December 5, 2016, among each of the grantors named therein and Wilmington Trust, National Association (21)
10.43
Junior Priority Intercreditor Agreement, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other grantors named therein, Barclays Bank PLC and Wilmington Trust, National Association (21)

10.44*	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (18)
10.45*	Retirement Agreement, dated as of January 16, 2015, by and among Ocwen Financial Corporation, Ocwen Mortgage Servicing, Inc. and William C. Erbey. (19)
10.46*	Form of Indemnification Agreement (20)
10.47*	Form of Undertaking to Repay Advancement of Indemnification Expenses (20)
10.48††	Master Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (24)
10.49
Amendment No. 1, dated October 12, 2017, to Master Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (24)

10.50††	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation, and New Residential Investment Corp. (24)
10.51††	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (24)
10.52	Transaction Agreement for share purchase dated as of July 23, 2017 by and between New Residential Investment Corp. and Ocwen Financial Corporation (24)
10.53††	New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (3)

10.54††
Amendment No. 1 to Transfer Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (3)

10.55*	Separation Agreement, dated as of February 9, 2018, between Otto Kumbar and Ocwen Financial Corporation (27)
10.56*	Offer Letter, dated April 17, 2018, between Ocwen Financial Corporation and Glen Messina (28)
10.57*	Release and Restrictive Covenant Agreement, dated April 17, 2018, between Ocwen Financial Corporation and Ronald M. Faris (28)
10.58*	Separation Agreement and Full Release, dated May 29, 2018, between Ocwen Financial Corporation and Michael R. Bourque, Jr. (29)
10.59
Counterpart Agreement, dated as of October 4, 2018, executed by PHH Corporation and PHH Mortgage Corporation and acknowledged and agreed to by Barclays Bank PLC, as administrative agent and collateral agent (31)

10.60††	Amendment No. 1 to Subservicing Agreement dated as of August 17, 2018 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (35)
10.61††	Amendment No. 1 to New RMSR Agreement dated as of August 17, 2018 among New Residential Mortgage LLC, Ocwen Loan Servicing, LLC and the other parties thereto (35)
10.62††	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC (35)
10.63††	Flow Mortgage Loan Subservicing Agreement, dated as of December 28, 2016, between New Residential Mortgage LLC, as Servicing Rights Owner, and PHH Mortgage Corporation, as Servicer (36)
10.64
Amendment Number One dated as of June 16, 2017 to the Flow Mortgage Loan Subservicing Agreement between New Residential Mortgage LLC, as Servicing Rights Owner, and PHH Mortgage Corporation, as Servicer (37)

10.65††	MSR Portfolio Defense Agreement, dated as of June 16, 2017, by and between PHH Mortgage Corporation, as subservicer, and New Residential Mortgage LLC, as the MSR owner (37)
10.66*	Amended and Restated PHH Corporation Tier I Severance Pay Plan (38)
10.67*	PHH Corporation Tier II Severance Pay Plan (39)
10.68*	Amendment No. 3 to PHH Corporation Tier II Severance Pay Plan (26)
10.69*	Separation and General Release Agreement dated June 28, 2017 by and between Glen A. Messina and PHH Corporation (25)
10.70*	Form of Director Restricted Stock Unit Agreement (filed herewith)
10.71*	Amended and Restated Ocwen Financial Corporation United States Basic Severance Plan (filed herewith)
10.72*	Amended and Restated Ocwen Financial Corporation United States Change in Control Severance Plan (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

†
The schedules and exhibits referenced in the Agreement and Plan of have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on October 5, 2012.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on November 8, 2012.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 4, 2013.

(5)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 3, 2017.

(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014.

(7)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on February 19, 2016.

(8)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on May 13, 2014.

(9)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed on April 28, 2016.

(10)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on August 12, 2009.

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(12)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed on March 30, 2007.

(13)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 18, 2013.

(14)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on July 8, 2013.

(15)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed on November 5, 2013.

(16)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 6, 2015.

(17)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on February 19, 2013.

(18)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 2, 2014.

(19)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on January 20, 2015.

(20)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on March 26, 2015.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on December 6, 2016.

(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017.

(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on May 24, 2017.

(24)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed on November 2, 2017.

(25)	Incorporated by reference to the similarly described exhibit included with PHH Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 9, 2017.

(26)	Incorporated by reference to the similarly described exhibit to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018.

(27)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed on February 12, 2018.

(28)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed on April 19, 2018.

(29)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed on May 29, 2018.

(30)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on January 17, 2012.

(31)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on October 4, 2018.

(32)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on August 23, 2012.

(33)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on August 20, 2013.

(34)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on July 5, 2017.

(35)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed on November 6, 2018.

(36)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on December 28, 2016.

(37)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on June 19, 2017.

(38)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on May 25, 2016.

(39)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Annual Report on Form 10-K filed on February 27, 2015.

ITEM 16.	FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer
Date: February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Phyllis R. Caldwell	Date: February 27, 2019
Phyllis R. Caldwell, Chair of the Board of Directors

/s/ Glen A. Messina	Date: February 27, 2019
Glen A. Messina, President, Chief Executive Officer and Director (principal executive officer)

/s/ Alan J. Bowers	Date: February 27, 2019
Alan J. Bowers, Director

/s/ Jacques J. Busquet	Date: February 27, 2019
Jacques J. Busquet, Director

/s/ Carol J. Galante	Date: February 27, 2019
Carol J. Galante, Director

/s/ Robert J. Lipstein	Date: February 27, 2019
Robert J. Lipstein, Director

/s/ Robert A. Salcetti	Date: February 27, 2019
Robert A. Salcetti, Director

/s/ DeForest B. Soaries, Jr.	Date: February 27, 2019
DeForest B. Soaries, Jr., Director

/s/ Catherine M. Dondzila	Date: February 27, 2019
Catherine M. Dondzila, Senior Vice President and Chief Accounting Officer (principal financial officer and principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2018

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2019
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at PHH Corporation, which was acquired on October 4, 2018 and whose financial statements constitute 9% of consolidated total assets and 7% of consolidated revenues as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at PHH Corporation.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2019

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Cash	$329,132	$259,655
Restricted cash (amounts related to VIEs of $20,968 and $21,922)	67,878	42,905
Mortgage servicing rights ($1,457,149 and $671,962 carried at fair value)	1,457,149	1,008,844
Advances, net	249,382	211,793
Match funded assets (related to variable interest entities (VIEs))	937,294	1,177,357
Loans held for sale ($176,525 and $214,262 carried at fair value)	242,622	238,358
Loans held for investment, at fair value (amounts related to VIEs of $26,520 and $0)	5,498,719	4,715,831
Receivables, net	198,262	199,529
Premises and equipment, net	33,417	37,006
Other assets ($7,568 and $8,900 carried at fair value)(amounts related to VIEs of $2,874 and $5,437)	379,567	511,886
Assets related to discontinued operations	794	—
Total assets	$9,394,216	$8,403,164

Liabilities and Equity
Liabilities
HMBS-related borrowings, at fair value	$5,380,448	$4,601,556
Other financing liabilities ($1,057,671 and $508,291 carried at fair value) (amounts related to VIEs of $24,815 and $0)	1,127,613	593,518
Match funded liabilities (related to VIEs)	778,284	998,618
Other secured borrowings, net	382,538	545,850
Senior notes, net	448,727	347,338
Other liabilities ($4,986 and $635 carried at fair value)	703,636	769,410
Liabilities related to discontinued operations	18,265	—
Total liabilities	8,839,511	7,856,290

Commitments and Contingencies (Notes 24 and 25)

Equity
Ocwen Financial Corporation (Ocwen) stockholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; 133,912,425 and 131,484,058 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,339	1,315
Additional paid-in capital	554,056	547,057
Retained earnings (accumulated deficit)	3,567	(2,083)
Accumulated other comprehensive loss, net of income taxes	(4,257)	(1,249)
Total Ocwen stockholders’ equity	554,705	545,040
Non-controlling interest in subsidiaries	—	1,834
Total equity	554,705	546,874
Total liabilities and equity	$9,394,216	$8,403,164

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenue
Servicing and subservicing fees	$934,336	$989,376	$1,186,620
Gain on loans held for sale, net	77,743	103,402	90,391
Other revenue, net	50,966	101,798	110,152
Total revenue	1,063,045	1,194,576	1,387,163

Expenses
Compensation and benefits	298,036	358,994	381,340
Professional services	165,554	229,451	305,586
MSR valuation adjustments, net	153,457	52,962	124,029
Servicing and origination	131,297	141,496	188,750
Technology and communications	98,241	100,490	110,333
Occupancy and equipment	59,631	66,019	80,191
Other expenses	26,280	49,233	33,025
Total expenses	932,496	998,645	1,223,254

Other income (expense)
Interest income	14,026	15,965	19,083
Interest expense	(275,041)	(363,238)	(412,583)
Bargain purchase gain	64,036	—	—
Gain on sale of mortgage servicing rights, net	1,325	10,537	8,492
Other, net	(6,371)	(3,168)	14,738
Total other expense, net	(202,025)	(339,904)	(370,270)

Loss from continuing operations before income taxes	(71,476)	(143,973)	(206,361)
Income tax expense (benefit)	529	(15,516)	(6,986)
Loss from continuing operations, net of tax	(72,005)	(128,457)	(199,375)
Income from discontinued operations, net of tax	1,409	—	—
Net loss	(70,596)	(128,457)	(199,375)
Net (income) loss attributable to non-controlling interests	(176)	491	(387)
Net loss attributable to Ocwen stockholders	$(70,772)	$(127,966)	$(199,762)

Earnings (loss) per share attributable to Ocwen stockholders - Basic and Diluted
Continuing operations	$(0.54)	$(1.01)	$(1.61)
Discontinued operations	0.01	—	—
	$(0.53)	$(1.01)	$(1.61)

Weighted average common shares outstanding
Basic	133,703,359	127,082,058	123,990,700
Diluted	133,703,359	127,082,058	123,990,700

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net loss	$(70,596)	$(128,457)	$(199,375)
Other comprehensive income, net of income taxes
Reclassification adjustment for losses on cash flow hedges included in net income (1)	149	201	313
Other:
Change in unfunded pension plan obligation liability	(3,219)	—	—
Other	61	—	—
Comprehensive loss	(73,605)	(128,256)	(199,062)
Comprehensive (income) loss attributable to non-controlling interests	(176)	491	(387)
Comprehensive loss attributable to Ocwen stockholders	$(73,781)	$(127,765)	$(199,449)

(1)	These losses are reclassified to Other, net in the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(Dollars in thousands, except per share data)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2015	124,774,516	$1,248	$526,148	$325,929	$(1,763)	$3,076	$854,638
Net income (loss)	—	—	—	(199,762)	—	387	(199,375)
Repurchase of common stock	(991,985)	(10)	(5,880)	—	—	—	(5,890)
Exercise of common stock options	69,805	1	441	—	—	—	442
Equity-based compensation and other	135,824	1	6,292	—	—	—	6,293
Capital distribution to non-controlling interest	—	—	—	—	—	(1,138)	(1,138)
Other comprehensive income, net of income taxes	—	—	—	—	313	—	313
Balance at December 31, 2016	123,988,160	1,240	527,001	126,167	(1,450)	2,325	655,283
Net income (loss)	—	—	—	(127,966)	—	(491)	(128,457)
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-09	—	—	284	(284)	—	—	—
Issuance of common stock	6,700,510	67	15,258	—	—	—	15,325
Equity-based compensation and other	795,388	8	4,514	—	—	—	4,522
Other comprehensive income, net of income taxes	—	—	—	—	201	—	201
Balance at December 31, 2017	131,484,058	1,315	547,057	(2,083)	(1,249)	1,834	546,874
Net income (loss)	—	—	—	(70,772)	—	176	(70,596)
Issuance of common stock	1,875,000	19	5,700	—	—	—	5,719
Cumulative effect of fair value election - Mortgage servicing rights, net of taxes	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Equity-based compensation and other	553,367	5	1,299	—	—	—	1,304
Capital distribution to non-controlling interest	—	—	—	—	—	(822)	(822)
Purchase of non-controlling interest	—	—	—	—	—	(1,188)	(1,188)
Other comprehensive income, net of income taxes	—	—	—	—	(3,008)	—	(3,008)
Balance at December 31, 2018	133,912,425	$1,339	$554,056	$3,567	$(4,257)	$—	$554,705

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(70,596)	$(128,457)	$(199,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	153,457	52,962	124,029
Gain on sale of mortgage servicing rights, net	(1,325)	(10,537)	(8,492)
Provision for bad debts	49,180	76,828	81,079
Depreciation	27,202	26,886	25,338
Loss on write-off of fixed assets, net	—	8,502	—
Amortization of debt issuance costs	2,921	2,738	25,662
Provision for (reversal of) valuation allowance on deferred tax assets	(23,347)	(29,979)	15,639
Decrease (increase) in deferred tax assets other than provision for valuation allowance	20,058	30,710	(11,119)
Equity-based compensation expense	2,366	5,624	5,181
(Gain) loss on valuation of financing liability	(19,269)	41,282	—
(Gain) loss on trading securities	(527)	6,756	(335)
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(18,698)	(23,733)	(26,016)
Bargain purchase gain	(64,036)	—	—
Gain on loans held for sale, net	(32,722)	(53,209)	(65,649)
Origination and purchase of loans held for sale	(1,715,190)	(3,695,163)	(6,090,432)
Proceeds from sale and collections of loans held for sale	1,625,116	3,662,065	5,969,812
Changes in assets and liabilities:
Decrease in advances and match funded advances	258,899	330,052	452,435
Decrease in receivables and other assets, net	144,310	199,209	128,398
Decrease in other liabilities	(69,207)	(100,650)	(7,143)
Other, net	3,986	7,135	2,216
Net cash provided by operating activities	272,578	409,021	421,228

Cash flows from investing activities
Origination of loans held for investment	(920,476)	(1,277,615)	(1,098,758)
Principal payments received on loans held for investment	400,521	444,388	243,596
Net cash acquired in the acquisition of PHH	64,692	—	—
Restricted cash acquired in the acquisition of PHH	38,813	—	—
Purchase of mortgage servicing rights	(5,433)	(1,658)	(17,356)
Proceeds from sale of mortgage servicing rights	7,276	4,234	47,044
Proceeds from sale of advances and match funded advances	33,792	9,446	103,017
Issuance of automotive dealer financing notes	(19,642)	(174,363)	(100,722)
Collections of automotive dealer financing notes	52,598	162,965	65,688
Additions to premises and equipment	(9,016)	(9,053)	(33,518)
Proceeds from sale of real estate	9,546	3,147	11,069
Other, net	2,464	(707)	(11,679)
Net cash used in investing activities	(344,865)	(839,216)	(791,619)

Cash flows from financing activities
Repayment of match funded liabilities, net	(220,334)	(282,379)	(303,052)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	2,991,261	7,215,264	9,242,671
Repayments of mortgage loan warehouse facilities and other secured borrowings	(3,417,398)	(7,431,763)	(9,463,063)
Repurchase of senior notes, net	(18,482)	—	—
Payment of debt issuance costs	—	(841)	(11,136)
Proceeds from sale of mortgage servicing rights accounted for as a financing	279,586	54,601	—
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	948,917	1,281,543	1,086,795
Repayment of HMBS-related borrowings	(391,985)	(418,503)	(230,045)
Issuance of common stock	—	13,913	—
Repurchase of common stock	—	—	(5,890)
Capital distribution to non-controlling interest	(822)	—	—
Purchase of non-controlling interest	(1,188)	—	—
Other	(2,818)	(1,478)	(49)
Net cash provided by financing activities	166,737	430,357	316,231

Net increase (decrease) in cash and restricted cash	94,450	162	(54,160)
Cash and restricted cash at beginning of year	302,560	302,398	356,558
Cash and restricted cash at end of year	$397,010	$302,560	$302,398

Supplemental cash flow information
Interest paid	$271,835	$364,702	$389,638
Income tax payments (refunds), net	10,957	(23,501)	19,715

Supplemental non-cash investing and financing activities
Initial consolidation of mortgage-backed securitization trusts (VIEs):
Loans held for investment	$28,373	$—	$—
Other financing liabilities	26,643	—	—
Transfers from loans held for investment to loans held for sale	1,038	3,803	—
Transfers of loans held for sale to real estate owned	4,241	875	7,675
Issuance of common stock in connection with litigation settlement	5,719	1,937	—
Exchange of senior unsecured notes for senior secured notes	—	—	346,878

Supplemental business acquisition information
Fair value of assets acquired	$1,192,155	—	—
Fair value of liabilities assumed	769,723	—	—
Total identifiable net assets acquired	422,432	—	—
Bargain purchase gain related to acquisition of PHH	64,036	—	—
Total consideration	358,396	—	—
Less: Cash consideration paid by PHH	(325,000)	—	—
Cash consideration paid by Ocwen	33,396	—	—
Cash acquired from PHH	98,088	—	—
Net cash acquired by Ocwen	$64,692	$—	$—

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts reported in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash	$329,132	$259,655	$256,549
Restricted cash and equivalents:
Debt service accounts	26,626	33,726	42,822
Other restricted cash	41,252	9,179	3,027
Total cash and restricted cash reported in the statements of cash flows	$397,010	$302,560	$302,398

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016
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
Ocwen owns all of the common stock of its primary operating subsidiaries, Ocwen Mortgage Servicing, Inc. (OMS) and PHH Corporation (PHH), and directly or indirectly owns all of the outstanding stock of its other primary operating subsidiaries: Ocwen Loan Servicing, LLC (OLS), PHH Mortgage Corporation (PMC), Ocwen Financial Solutions Private Limited (OFSPL), Homeward Residential, Inc. (Homeward) and Liberty Home Equity Solutions, Inc. (Liberty).
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
We had a total of approximately 7,200 employees at December 31, 2018 of which approximately 4,100 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services to our loan servicing business and our corporate functions. Of our foreign-based employees, more than 80% were engaged in supporting our loan servicing operations as of December 31, 2018.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to profitability in the shortest timeframe possible within an appropriate risk and compliance environment. We believe our acquisition of PHH provides us with the opportunity to transform into a stronger, more efficient company better able to serve our customers and clients, and positions us for a return to growth and profitability. See Note 2 — Business Acquisition and Note 23 — Regulatory Requirements for additional information regarding the acquisition of PHH.
Now that we have consummated our acquisition of PHH, if we can execute on five key initiatives, we believe we will drive stronger financial performance. First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP). Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process. Third, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. Fourth, we must replenish our servicing portfolio through expanding our lending business and permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets.

Finally, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our growth and other initiatives.
We believe the PHH acquisition will provide the following benefits to enable the execution of the phase one initiatives:

•	Accelerate our transition to Black Knight MSP versus a de novo implementation;

•	Reduce fixed costs, on a combined basis, through reductions in duplicative corporate overhead and other costs;

•	Improve economies of scale through growth in our servicing portfolio; and,

•	Provide a foundation to enable the combined business to resume new business and growth activities that will, at a minimum, offset portfolio runoff.
The New York Department of Financial Services (NY DFS) has eased its restriction on Ocwen’s ability to acquire MSRs to allow certain acquisitions of MSRs that are boarded onto Black Knight MSP subject to annual portfolio growth limitations until such time as the NY DFS determines that all loans have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizeable portfolios of MSRs.
Our business, operating results and financial condition have been significantly impacted in recent periods by regulatory actions against us and by significant litigation matters. Should the number or scope of regulatory or legal actions against us increase or expand or should we be unable to reach reasonable resolutions in existing regulatory and legal matters, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected, even if we are successful in our ongoing efforts to drive stronger financial performance. See Note 23 — Regulatory Requirements and Note 25 — Contingencies for further information.
Regarding the current maturities of our borrowings, as of December 31, 2018, we have approximately $0.9 billion of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. If a lender were to allege an event of default and we are unable to avoid, remedy or secure a waiver of such alleged default, we could be subject to adverse actions by our lenders that could have a material adverse impact on us. In addition, OLS, Homeward, PMC and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. To the extent these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. See Note 13 — Borrowings, Note 23 — Regulatory Requirements and Note 25 — Contingencies for further information.
Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
Principles of Consolidation
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP).
Our consolidated financial statements include the accounts of Ocwen, its majority-owned subsidiaries and any variable interest entity (VIE) for which we have determined that we are the primary beneficiary. We apply the equity method of accounting to investments when the entity is not a VIE, and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own 50% or less of the voting securities. Our statements of operations and consolidated balance sheets include the accounts and results of PHH Corporation and its subsidiaries from the acquisition date of October 4, 2018 through December 31, 2018. See Note 2 — Business Acquisition for additional information.
We have eliminated intercompany accounts and transactions in consolidation.
Foreign Currency Translation
The functional currency of each of our foreign subsidiaries is the U.S. dollar. Re-measurement adjustments of foreign-denominated amounts to U.S. dollars are included in Other, net in our consolidated statements of operations.

Reclassifications
Certain amounts in the consolidated balance sheet at December 31, 2017, consolidated statements of operations for 2017 and 2016, and consolidated statements of cash flows for 2017 and 2016 have been reclassified to conform to the current year presentation as follows:

		December 31, 2017
Balance sheet
From	Other assets
	Debt service accounts	$33,726
	Other restricted cash	9,179
To	Restricted cash	42,905

		Years ended December 31,
		2017	2016
Statements of Operations
From	Servicing and origination expense
	Impairment charge (reversal) on MSRs	$(3,366)	$10,813
	Loss on valuation of MSRs, at fair value	4,540	80,238
From	Amortization of MSRs	51,788	32,978
To	MSR valuation adjustments, net	52,962	124,029

Statements of Cash Flows
Operating activities
From	Amortization of MSRs	$51,788	$32,978
From	Loss on valuation of MSRs, at fair value	4,540	80,238
From	Impairment charge (reversal) on MSRs	(3,366)	10,813
To	MSR valuation adjustments, net	52,962	124,029

From	Realized and unrealized gains on derivative financial instruments	191	1,724
To	Other, net	191	1,724

Investing activities
From	Other, net	3,147	11,069
To	Proceeds from sale of real estate	3,147	11,069
These reclassifications had no impact on total assets in our consolidated balance sheet, total expenses in our consolidated statements of operations or cash flows from operating, investing or financing activities in our consolidated statements of cash flows.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, those that relate to the assets acquired and liabilities assumed in connection with the PHH acquisition, fair value measurements, income taxes, the provision for potential losses that may arise from litigation proceedings, and our going concern evaluation. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.

Significant Accounting Policies
Cash
Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions that have original maturities of 90 days or less.
Restricted Cash
Restricted cash includes amounts specifically designated to repay debt, to provide over-collateralization for secured borrowings and match funded debt facilities, and to provide additional collateral to support certain obligations, including letters of credit.
Mortgage Servicing Rights
MSRs are assets representing our right to service portfolios of mortgage loans. We retain MSRs on originated loans when they are sold in the secondary market. The unpaid principal balance (UPB) of the loans underlying the MSRs is not included on our balance sheet. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, we do not recognize an MSR.
All newly acquired or retained MSRs are initially measured at fair value. To the extent any portfolio contract is not expected to compensate us adequately for performing the servicing, we would recognize a servicing liability. We define contracts as Agency, government-insured or non-Agency (commonly referred to as non-prime, subprime or private-label loans) based on their general comparability with regard to servicing guidelines, underwriting standards and borrower risk characteristics. We identify classes of servicing assets and servicing liabilities based on the availability of market inputs used in determining their fair value and our methods for managing their risks. Servicing assets are not recognized for subservicing arrangements entered into with the entity that owns the MSRs.
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
For servicing assets or liabilities that we account for using the amortization method, we amortize the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). Estimated net servicing income is primarily driven by the estimated future cash flows of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust MSR amortization prospectively in response to changes in estimated projections of future cash flows. We stratify servicing assets or liabilities based upon one or more of the predominant risk characteristics of the underlying portfolios and assess servicing assets or liabilities for impairment or increased obligation by determining the difference, if any, between the carrying amount and estimated fair value at each reporting date. We recognize any impairment, or increased obligation, through a valuation allowance which is adjusted to reflect subsequent changes in the measurement of impairment and reported in earnings (MSR valuation adjustments, net) in the period in which the changes occur. We do not recognize fair value in excess of the carrying amount of servicing assets for any stratum.
For servicing assets or liabilities that we account for using the fair value measurement method (fair value election), we measure the balances at fair value at each reporting date and report changes in fair value in earnings (MSR valuation adjustments, net) in the period in which the changes occur. Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. Effective with this election, our entire portfolio of MSRs is accounted for using the fair value measurement method. We recorded a cumulative-effect adjustment of $82.0 million to retained earnings as of January 1, 2018 to reflect the excess of the fair value over the carrying amount. See Note 8 — Mortgage Servicing for additional information.
We earn fees for servicing and subservicing mortgage loans. We collect servicing and subservicing fees, generally expressed as a percent of UPB, from the borrowers’ payments. In addition to servicing and subservicing fees, we also report late fees, prepayment penalties, float earnings and other ancillary fees as revenue in Servicing and subservicing fees in our consolidated statements of operations. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise.

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
We establish an allowance for losses through a charge to earnings (Servicing and origination expense) to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, probability of cure or modification, length of delinquency and the amount of the advance. We are generally only obligated to advance funds to the extent that we believe the advances are recoverable from expected proceeds from the loan. We continually assess collectibility using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs.
Loans Held for Sale
Loans held for sale include forward and reverse mortgage loans that we do not intend to hold until maturity. We report loans held for sale at either fair value or the lower of cost or fair value computed on an aggregate basis. For loans we measure at the lower of cost or fair value, we account for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Other, net, in the consolidated statements of operations in the period in which the change occurs. For loans that we elected to measure at fair value on a recurring basis, we report changes in fair value in Gain on loans held for sale, net in the consolidated statements of operations in the period in which the changes occur. These loans are expected to be sold into the secondary market to the GSEs or into Ginnie Mae guaranteed securitizations.
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
Upfront costs and fees related to loans held for investment, including broker fees, are recognized in Gain on loans held for sale, net in the statement of operations as incurred and are not capitalized. Premiums on loans purchased via the correspondent channel are capitalized upon origination because they represent part of the purchase price. However, the loans are subsequently measured at fair value on a recurring basis.
We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) in Financing liabilities and recognize no gain or loss on the transfer. We measure the HECM loans and HMBS-related borrowings at fair value on a recurring basis. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Other revenue, net in our consolidated statements of operations. Included in net fair value gains on the HECM loans and related HMBS borrowings are the interest income that we expect to be collected on the HECM loans and the interest expense that we expect to be paid on the HMBS-related borrowings. We report originations and collections of HECM loans in investing activities in the consolidated statements of cash flows. We report net fair value gains on HECM loans and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Proceeds from securitizations of HECM loans and payments on HMBS-related borrowings are included in financing activities in the consolidated statements of cash flows.
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
In the case of transfers of MSRs and Rights to MSRs where we retain the right to subservice, we defer any related gain or loss and amortize the balance over the life of the subservicing agreement.
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
In December 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118), which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act (Tax Act) signed into law by the President of the United States on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We adopted the guidance of SAB 118 as of December 31, 2017. We finalized our provisional amounts recognized under SAB 118 in the fourth quarter of 2018. See Note 19 — Income Taxes for additional information.
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
We considered both qualitative and quantitative factors as part of our assessment that were known or reasonably knowable as of the date our financial statements were issued, and concluded that when considering management’s plans to mitigate, conditions and events considered in the aggregate do not indicate that it is probable that Ocwen will be unable to meet its obligations during the evaluation period.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers (ASU 2014-09)
This ASU clarifies the principles for recognizing revenue and creates a common revenue standard. Under this ASU, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity shall recognize revenue through the following five-step process:
Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.
The guidance in this standard does not apply to financial instruments and other contractual rights or obligations within the scope of FASB ASC 860, Transfers and Servicing, among other ASC topics. As a result, our adoption of this standard on a modified retrospective basis on January 1, 2018 did not have a material impact on our consolidated financial statements.
Leases (ASU 2016-02, ASU 2018-10 and ASU 2018-11)
This ASU requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months, regardless of whether the lease is classified as a finance or operating lease. Additional disclosures of the amount, timing and uncertainty of cash flows arising from leases will be required.
We adopted the new leasing guidance on January 1, 2019 by applying the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We currently expect the transition adjustment to result in an insignificant adjustment to the opening balance of retained earnings and we estimate that we will increase both our total assets and total liabilities by approximately $60 million, representing the gross recognition of the right-of-use assets and lease liabilities. We elected a package of practical expedients which provided us transition relief when assessing leases that commenced prior to the adoption date, including determining whether existing contracts are or contain leases, the classification of such leases as operating or financing, and the accounting for initial direct costs. For short-term leases, we recognize lease payments on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Our current minimum commitments under noncancelable operating leases as of December 31, 2018 are described in Note 24 — Commitments.
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
Statement of Cash Flows: Restricted Cash (ASU 2016-18)
This ASU clarifies how changes in restricted cash are classified and presented in the statement of cash flows under ASC 230. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Our adoption of this standard on January 1, 2018 did not have a material impact on our consolidated financial statements. The amendments in this update have been applied using a retrospective transition method to each period presented. Our revision of the consolidated statements of cash flows for the years ended December 31, 2017 and 2016 to conform to the new standard resulted in a decrease in Net cash provided by operating activities of $2.9 million and $53.4 million, respectively (reduction in the line item Decrease in receivables and other assets, net).
Receivables: Nonrefundable Fees and Other Costs (ASU 2017-08)
This ASU amends the amortization period for certain purchased callable debt securities held at a premium. This standard shortens the amortization period for the premium to the earliest call date, rather than generally amortizing the premium as an adjustment of yield over the contractual life of the instrument. Our adoption of this standard on January 1, 2019 will not have a material impact on our consolidated financial statements.
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
Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)
This ASU provides entities with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. Our adoption of this standard on January 1, 2019 did not have a material impact on our consolidated financial statements.
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
Note 2 — Business Acquisition
On October 4, 2018, we completed our acquisition of PHH, a non-bank servicer with established servicing and origination recapture capabilities. As a result of the acquisition, PHH became a wholly owned subsidiary of Ocwen.
The acquisition has been accounted for under the acquisition method of accounting pursuant to ASC 805, Business Combinations. Assets acquired and liabilities assumed are recorded at their fair value as of the date of acquisition based on management’s estimates using currently available information. The results of PHH operations are included in Ocwen’s consolidated statements of operations from the date of acquisition. For U.S. income tax purposes, the acquisition of PHH is treated as a stock purchase.
The aggregate consideration paid to the former holders of PHH common stock was $358.4 million in cash and was funded by a combination of PHH cash on hand of $325.0 million and Ocwen cash on hand of $33.4 million. At the closing, there were 32,581,485 shares of PHH common stock, par value $0.01, outstanding, all of which were converted into the right to receive $11.00 in cash per share. In connection with the acquisition, all outstanding options to purchase PHH common stock and all PHH equity awards with performance-based vesting conditions were cancelled without any consideration or cash payment. All other PHH equity awards were cancelled in exchange for a cash payment equal to $11.00 per share underlying the award.
We have recognized a bargain purchase gain, net of tax, of $64.0 million in connection with the acquisition. The bargain purchase gain results from the fair value of PHH’s net assets exceeding the purchase price we paid. The purchase price we negotiated contemplated that PHH would incur losses after the acquisition date. To the extent those losses are realized, they will be included in our consolidated statements of operations.
Costs incurred in connection with the transaction are expensed as incurred and are reported in Professional services in the consolidated statements of operations. Such costs were $13.7 million during 2018.
Purchase Price Allocation
The purchase price allocation provided in the table below reflects the fair value of assets acquired and liabilities assumed in the acquisition of PHH, with the excess of total identifiable net assets over total consideration paid recorded as a bargain purchase gain. Independent valuation specialists conducted analyses to assist management in determining the fair value of certain acquired assets and assumed liabilities. Management is responsible for these third-party valuations and appraisals. The methodologies that we use and key assumptions that we made to estimate the fair value of the acquired assets and assumed debt are described in Note 4 — Fair Value.

Purchase Price Allocation	October 4, 2018
Cash	$423,088
Restricted cash	38,813
Mortgage servicing rights	518,127
Advances, net	96,163
Loans held for sale	42,324
Receivables, net	46,838
Premises and equipment, net	15,203
Real estate owned	3,289
Other assets	6,293
Assets related to discontinued operations	2,017
Financing liabilities (MSRs pledged, at fair value)	(481,020)
Other secured borrowings, net	(27,594)
Senior notes, net (Senior unsecured notes)	(120,624)
Accrued legal fees and settlements	(9,960)
Other accrued expenses	(36,889)
Loan repurchase and indemnification liability	(27,736)
Unfunded pension liability	(9,815)
Other liabilities	(34,131)
Liabilities related to discontinued operations	(21,954)
Total identifiable net assets	422,432
Total consideration paid to seller	(358,396)
Bargain purchase gain	$64,036
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (not to exceed one year from the acquisition date). Because the measurement period is still open, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received.
Post-Acquisition Results of Operations
The following table presents the results of operations of PHH that are included in our consolidated statements of operations from the acquisition date of October 4, 2018 through December 31, 2018:

Revenues	$72,487
Expenses	84,877
Other income (expense)	(19,132)
Income tax benefit	(6,711)
Net loss from continuing operations	$(24,811)
Pro Forma Results of Operations (Unaudited)
The following table presents supplemental pro forma information for Ocwen as if the PHH Acquisition occurred on January 1, 2017. Pro forma adjustments include:

•	Fair value adjustments of $24.4 million and $(16.9) million in 2018 and 2017, respectively, to conform the accounting for MSRs to the valuation policies of Ocwen related to acquired MSRs;

•
Adjust interest expense for a total net impact of $30.6 million and $(73.8) million in 2018 and 2017, respectively. The pro forma adjustments primarily pertain to fair value adjustments of $31.4 million and $(79.3) million in 2018 and 2017, respectively, related to the assumed MSR secured liability using valuation assumptions consistent with Ocwen's methodology;

•	Report the bargain purchase gain of $64.0 million as if the acquisition had occurred in 2017 rather than 2018;

•	Report Ocwen and PHH acquisition-related charges of $18.5 million for professional services as if they had been incurred in 2017 rather than 2018;

•	Adjust depreciation expense to amortize internally developed software acquired from PHH on a straight-line basis for the years presented based on a useful life of three years;

•
Adjust revenue for a total net impact of $120.6 million and $134.6 million in 2018 and 2017, respectively, which primarily include adjusting servicing and subservicing fees for $127.7 million and $97.0 million in 2018 and 2017, respectively, to gross up activity related to PHH MSRs sold accounted for as secured borrowings consistent with Ocwen’s presentation. The offset to these adjustments are interest income and interest expense, with no net effect on earnings.

•
Income tax benefit of $0.3 million and $0.2 million in 2018 and 2017, respectively, to record lower 2018 current federal tax under the new base erosion and anti-abuse tax (BEAT) provision of the Tax Act assuming Ocwen and PHH would file a consolidated federal tax return beginning January 1, 2017 and the benefit of the additional acquisition-related charges as if they had been incurred in 2017.

	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$1,305,972	$1,785,408
Loss from continuing operations, net of tax attributable to Ocwen common stockholders	$(201,382)	$(356,824)
The pro forma consolidated results presented above are not indicative of what Ocwen’s consolidated results would have been had we completed the acquisition on the date indicated due to a number of factors, including but not limited to expected reductions in servicing, origination and overhead costs through the realization of targeted cost synergies and improved economies of scale, the impact of incremental costs to integrate the two companies and differences in servicing practices and cost structures between Ocwen and PHH. In addition, the pro forma consolidated results do not purport to project combined future operating results of Ocwen and PHH nor do they reflect the expected realization of any cost savings associated with the acquisition of PHH.
Discontinued Operations
In November 2016, PHH announced its plan to exit the private label solutions (PLS) business, and in February 2017, PHH announced its intention to operate as a smaller business that is focused solely on subservicing and portfolio retention services, and exit the Real Estate channel. As a result, PHH would exit the PLS business through the run-off of operations, and exit the Real Estate channel through the sale of certain assets of PHH Home Loans, LLC (PHH Home Loans) and its subsidiaries and subsequent run-off of the operations. Those exit activities were substantially complete prior to our acquisition of PHH, and as such, the results of PLS and Real Estate have been presented as discontinued operations in the consolidated statement of operations and consolidated statement of comprehensive income (loss), and are excluded from continuing operations and segment results for the post-acquisition period.
Results of Operations
The results of discontinued operations for the post-acquisition period (October 4, 2018, through December 31, 2018) are summarized below:

Net revenues	$413
Total expenses (1)	(996)
Income before income taxes	1,409
Income tax expense (benefit)	—
Income from discontinued operations	$1,409
(1) Total expenses are shown net of a severance expense reversal that occurred as a result of voluntary post-acquisition employee departures and amortization of facility exit costs.
There was no gain or loss directly attributed to the completion of the disposal of these businesses.

Assets and Liabilities
The carrying amounts of major classes of assets and liabilities related to discontinued operations consisted of the following at December 31, 2018:

Assets
Mortgage loans held for sale	$650
Accounts receivable, net	144
Total assets related to discontinued operations	$794

Liabilities
Other liabilities (1)	18,265
Total liabilities related to discontinued operations	$18,265
(1) The primary component of Other liabilities is an exit cost liability which includes $14.9 million of facility exit costs related to vacating certain facilities.
Cash Flows
The cash flows related to discontinued operations have not been segregated and are included in the consolidated statement of cash flows for the post-acquisition period. There were no significant adjustments necessary to reconcile Net loss to net cash provided by operating activities that relate to discontinued operations.
Note 3 — Securitizations and Variable Interest Entities
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
We have determined that the special purpose entities (SPEs) created in connection with our match funded asset financing facilities are variable interest entities (VIEs) for which we are the primary beneficiary.
From time to time, we may acquire beneficial interests issued in connection with mortgage-backed securitizations where we may also be the master and/or primary servicer. These beneficial interests consist of subordinate and residual interests acquired from third-parties in market transactions. We consolidate the VIE when we conclude we are the primary beneficiary.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2018	2017	2016
Proceeds received from securitizations	$1,290,682	$3,256,625	$5,197,071
Servicing fees collected	45,046	41,509	14,616
Purchases of previously transferred assets, net of claims reimbursed	(4,395)	(5,948)	(1,271)
	$1,331,333	$3,292,186	$5,210,416
In connection with these transfers, we retained MSRs of $8.3 million, $20.7 million and $37.2 million during 2018, 2017 and 2016, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.

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

	December 31,
	2018	2017
Carrying value of assets
MSRs ($132,774 and $227 carried at fair value)	$132,774	$98,059
Advances and match funded advances	138,679	57,636
UPB of loans transferred	15,600,971	12,077,635
Maximum exposure to loss	$15,872,424	$12,233,330
At December 31, 2018 and 2017, 8.3% and 8.9%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
At December 31, 2018 and 2017, Loans held for investment included $68.4 million and $83.8 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 4 — Fair Value and Note 13 — Borrowings for additional information.
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
We classify the transferred advances on our consolidated balance sheets as a component of Match funded assets and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Restricted cash (debt service accounts), Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our consolidated balance sheets.
Mortgage-Backed Securitizations
The table below presents the carrying value and classification of the assets and liabilities of two consolidated mortgage-backed securitization trusts included in our consolidated balance sheet at December 31, 2018 as a result of residual securities issued by the trust that we acquired during the third quarter of 2018.

Loans held for investment, at fair value - Restricted for securitization investors	$26,520
Financing liability - Owed to securitization investors, at fair value	24,815
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
Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual securities of the trusts, our MSRs and related advances. At December 31, 2018, MSRs were $0.2 million and our $1.7 million investment in the residual securities of the trusts was eliminated in consolidation. Advances outstanding at December 31, 2018 were $1.2 million.
Financings of Automotive Dealer Financing Notes
Match funded automotive dealer financing notes resulted from our transfers of short-term, inventory-secured loans to car dealers to an SPE in exchange for cash. We consolidated this SPE because we determined that Ocwen is the primary beneficiary of the SPE. The SPE issued debt supported by collections on the transferred loans. In January 2018, we exited the independent used car dealer floor plan lending business conducted through Automotive Capital Services, Inc. (ACS).
We made transfers to the SPE in accordance with the terms of the automotive capital asset receivables financing facility agreements, which we terminated in January 2018 in connection with our decision to exit the business. We classified the transferred loans on our consolidated balance sheets as a component of Match funded assets and the related liabilities as Match funded liabilities. The SPE used collections of the pledged loans to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by the SPE had recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the automotive capital asset receivables financing SPE were comprised solely of Match funded automotive dealer financing notes, Restricted cash (debt service accounts), Match funded liabilities and amounts due to affiliates. Amounts due to affiliates have been eliminated in consolidation in our consolidated balance sheets.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not carried, at fair value are as follows:

		December 31,
		2018		2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale:
Loans held for sale, at fair value (a)	2	$176,525	$176,525	$214,262	$214,262
Loans held for sale, at lower of cost or fair value (b)	3	66,097	66,097	24,096	24,096
Total Loans held for sale		$242,622	$242,622	$238,358	$238,358
Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	$5,472,199	$5,472,199	$4,715,831	$4,715,831
Loans held for investment - Restricted for securitization investors (a)	3	26,520	26,520	—	—
Total loans held for investment		5,498,719	5,498,719	4,715,831	4,715,831

Advances (including match funded) (c)	3	1,186,676	1,186,676	1,356,393	1,356,393
Automotive dealer financing notes (including match funded) (c)	3	—	—	32,757	32,590
Receivables, net (c)	3	198,262	198,262	199,529	199,529
Mortgage-backed securities, at fair value (a)	3	1,502	1,502	1,592	1,592
U.S. Treasury notes (a)	1	1,064	1,064	1,567	1,567
Corporate bonds (a)	2	450	450	313	313

Financial liabilities:
Match funded liabilities (c)	3	$778,284	$776,485	$998,618	$992,698
Financing liabilities:
HMBS-related borrowings, at fair value (a)	3	$5,380,448	$5,380,448	$4,601,556	$4,601,556
Financing liability - MSRs pledged, at fair value (a)	3	1,032,856	1,032,856	508,291	508,291
Financing liability - Owed to securitization investors, at fair value (a)	3	24,815	24,815	—	—
Other (c)	3	69,942	53,570	85,227	65,202
Total Financing liabilities		$6,508,061	$6,491,689	$5,195,074	$5,175,049
Other secured borrowings:
Senior secured term loan (c) (d)	2	$226,825	$227,449	$290,068	$299,741
Other (c)	3	155,713	155,713	255,782	255,782
Total Other secured borrowings		$382,538	$383,162	$545,850	$555,523

		December 31,
		2018		2017
Senior notes:
Senior unsecured notes (c) (d)	2	$119,924	$119,258	$3,122	$2,872
Senior secured notes (c) (d)	2	328,803	306,889	344,216	355,550
Total Senior notes		$448,727	$426,147	$347,338	$358,422

Derivative financial instrument assets (liabilities), at fair value (a):
Interest rate lock commitments	2	$3,871	$3,871	$3,283	$3,283
Forward mortgage-backed securities	1	(4,983)	(4,983)	(545)	(545)
Interest rate caps	3	678	678	2,056	2,056

Mortgage servicing rights:
Mortgage servicing rights, at fair value (a)	3	$1,457,149	$1,457,149	$671,962	$671,962
Mortgage servicing rights, at amortized cost (e)	3	—	—	336,882	418,745
Total Mortgage servicing rights		$1,457,149	$1,457,149	$1,008,844	$1,090,707

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not measured, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 13 — Borrowings for additional information.

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

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securitiza - tion Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Year Ended December 31, 2018
Beginning balance	$4,715,831	$(4,601,556)	$—	$—	$1,592	$(508,291)	$2,056	$671,962
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	(667)	95	13,712
Recognized (assumed) in connection with the acquisition of PHH	—	—	—	—	—	(481,020)	—	518,127
Issuances (1)	920,476	(948,917)	—	—	—	(279,586)	—	—
Consolidation of mortgage-backed securitization trusts	—	—	28,373	(26,643)	—	—	—	—
Sales	—	—	—	—	—	—	—	(6,240)
Settlements	(400,521)	391,985	(1,853)	1,828	—	211,766	(371)	(5,880)

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securitiza - tion Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Year Ended December 31, 2018
Transfers (to) from:
MSRs carried at amortized cost, net of valuation allowance	—	—	—	—	—	—	—	418,925
Loans held for sale, at fair value	(1,039)	—	—	—	—	—	—	—
Receivables, net	(158)	—	—	—	—	—	—	—
Other assets	(411)	—	—	—	—	—	—	—
	518,347	(556,932)	26,520	(24,815)	—	(549,507)	(276)	938,644

Total realized and unrealized gains (losses) (2)
Included in earnings (1):
Change in fair value	238,021	(221,960)	—	—	(90)	19,269	(1,102)	(153,457)
Calls and other	—	—	—	—	—	5,673	—	—
Included in Other comprehensive income	—	—	—	—	—	—	—	—
	238,021	(221,960)	—	—	(90)	24,942	(1,102)	(153,457)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$5,472,199	$(5,380,448)	$26,520	$(24,815)	$1,502	$(1,032,856)	$678	$1,457,149

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Year Ended December 31, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	655	—
Issuances	1,277,615	(1,281,543)	—	(54,601)	—	(2,214)
Sales	—	—	—	—	—	(540)
Settlements	(444,388)	418,503	—	59,190	(445)	—
Transfers (to) from:
Loans held for sale, at fair value	(3,803)	—	—	—	—	—
Receivables, net	(3,583)	—	—	—	—	—
Other assets	(1,929)	—	—	—	—	—
	823,912	(863,040)	—	4,589	210	(2,754)
Total realized and unrealized gains (losses) (2)
Included in earnings (1):
Change in fair value	326,203	(304,735)	(6,750)	(41,282)	10	(4,540)
Calls and other	—	—	—	6,109	—	—
Included in Other comprehensive income	—	—	—	—	—	—
	326,203	(304,735)	(6,750)	(35,173)	10	(4,540)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$4,715,831	$(4,601,556)	$1,592	$(508,291)	$2,056	$671,962

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Year Ended December 31, 2016
Beginning balance	$2,488,253	$(2,391,362)	$7,985	$(541,704)	$2,042	$761,190
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	1,337	—
Issuances	1,107,046	(1,086,795)	—	—	—	(1,548)
Sales	—	—	—	—	—	(148)
Settlements	(243,596)	230,045	—	63,997	(156)	—
	863,450	(856,750)	—	63,997	1,181	(1,696)
Total realized and unrealized gains (losses)
Included in earnings
Change in fair value	214,013	(185,669)	357	—	(1,387)	(80,238)
Included in Other comprehensive income	—	—	—	—	—	—
	214,013	(185,669)	357	—	(1,387)	(80,238)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256

(1)
On January 18, 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with terms of the agreements with NRZ. A $16.6 million reduction in the fair value of the Financing Liability - MSRs Pledged was recognized in connection with the receipt of the lump-sum payment. See Note 9 — Rights to MSRs.

(2)
On September 1, 2017, Ocwen transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. A reduction in the fair value of the Financing Liability - MSRs Pledged of $37.6 million was recognized at the time of the initial transfer of the MSRs. See Note 9 — Rights to MSRs.

(3)
Total gains (losses) attributable to derivative financial instruments still held at December 31, 2018 and 2017 and 2016 were $(1.1) million, $0.1 million and $0.3 million for 2018, 2017 and 2016, respectively. Total losses for 2018, 2017 and 2016 attributable to MSRs still held at December 31, 2018, 2017 and 2016 were $153.5 million, $4.5 million and $78.3 million, respectively.

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

	December 31,
Significant valuation assumptions	2018	2017
Life in years
Range	3.0 to 7.6	4.4 to 8.1
Weighted average	5.9	6.4
Conditional repayment rate
Range	6.8% to 38.4%	5.4% to 51.9%
Weighted average	14.7%	13.1%
Discount rate	3.4%	3.2%
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

	December 31,
Significant valuation assumptions	2018		2017
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	8.5%	15.4%	8.1%	16.6%
Weighted average delinquency rate	6.6%	27.1%	1.0%	28.5%
Advance financing cost	5-year swap	5-yr swap plus 2.75%	5-year swap	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.1%	12.8%	9.0%	13.0%
Weighted average cost to service (in dollars)	$90	$297	$64	$305

(1)
Valuation assumptions for Agency MSRs at December 31, 2018 include assumptions for MSRs we carried at amortized cost at December 31, 2017. Effective January 1, 2018, we elected fair value accounting for our remaining MSRs that we had previously carried at amortized cost.

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

	December 31,
Significant valuation assumptions	2018	2017
Life in years
Range	3.0 to 7.6	4.4 to 8.1
Weighted average	5.9	6.4
Conditional repayment rate
Range	6.8% to 38.4%	5.4% to 51.9%
Weighted average	14.7%	13.1%
Discount rate	3.3%	3.11%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged (Rights to MSRs)
We have elected to measure these borrowings at fair value. We recognize the proceeds received in connection with Rights to MSRs transactions as a secured borrowing that we account for at fair value. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs is determined using the mid-point of the range of prices provided by third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR. Because we carry all MSRs at fair value, changes in the Financing Liability - MSRs Pledged value are partially offset by changes in the fair value of the related MSRs. See Note 9 — Rights to MSRs for additional information.

	December 31,
Significant valuation assumptions	2018	2017
Weighted average prepayment speed	13.9%	17.0%
Weighted average delinquency rate	20.3%	28.9%
Advance financing cost	5-year swap plus 0% to 2.75%	5-year swap plus 2.75%
Interest rate for computing float earnings	5-year swap minus 0% to 0.50%	5-year swap minus 0.50%
Weighted average discount rate	12.0%	13.7%
Weighted average cost to service (in dollars)	$234	$311
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
Financing Liability – Owed to Securitization Investors
Consists of securitization debt certificates due to third parties that represent beneficial ownership interests in mortgage-backed securitization trusts that we include in our consolidated financial statements. We determine fair value using the measurement alternative to ASC Topic 820, Fair Value Measurement as disclosed in Note 3 — Securitizations and Variable Interest Entities. In accordance with the measurement alternative, the fair value of the consolidated securitization debt certificates is measured as the fair value of the loans held by the trust less the fair value of the beneficial interests held by us in the form of residual securities.
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
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month or three-month Eurodollar rate (1ML or 3ML, respectively) interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

Note 5 — Loans Held for Sale

Loans Held for Sale - Fair Value	Years Ended December 31,
	2018	2017	2016
Beginning balance	$214,262	$284,632	$309,054
Originations and purchases	944,627	2,678,372	4,211,871
Proceeds from sales	(1,019,211)	(2,785,422)	(4,236,158)
Principal collections	(20,774)	(4,867)	(11,620)
Acquired in connection with the acquisition of PHH	42,324	—	—
Transfers from (to):
Loans held for investment, at fair value	1,038	3,803	—
Loans held for sale - Lower of cost or fair value	—	—	3,266
Receivables	(1,132)	—	—
Real estate owned (Other assets)	(1,886)	—	—
Gain on sale of loans	34,724	35,429	13,421
Increase (decrease) in fair value of loans	(13,435)	151	(7,030)
Other	(4,012)	2,164	1,828
Ending balance (1)	$176,525	$214,262	$284,632

(1)	At December 31, 2018, 2017 and 2016, the balances include $(7.2) million, $5.0 million and $4.9 million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Years Ended December 31,
	2018	2017	2016
Beginning balance	$24,096	$29,374	$104,992
Purchases	770,563	1,016,791	1,878,561
Proceeds from sales	(569,718)	(861,569)	(1,699,427)
Principal collections	(15,413)	(10,207)	(22,607)
Transfers from (to):
Receivables, net	(155,586)	(171,797)	(256,336)
Real estate owned (Other assets)	(2,355)	(875)	(7,675)
Loans held for sale - Fair value	—	—	(3,266)
Gain on sale of loans	3,659	11,683	24,565
(Increase) decrease in valuation allowance	(4,251)	2,746	4,594
Other	15,102	7,950	5,973
Ending balance (1)	$66,097	$24,096	$29,374

(1)
At December 31, 2018, 2017 and 2016, the balances include $51.8 million, $19.6 million and $24.8 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to receivables.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Years Ended December 31,
	2018	2017	2016
Beginning balance	$7,318	$10,064	$14,658
Provision	4,033	3,109	3,599
Transfer from Liability for indemnification obligations (Other liabilities)	2,021	3,246	2,368
Sales of loans	(1,824)	(9,415)	(10,208)
Other	21	314	(353)
Ending balance	$11,569	$7,318	$10,064

	Years Ended December 31,
Gains on Loans Held for Sale, Net	2018	2017	2016
Gain on sales of loans, net
MSRs retained on transfers of forward loans	$7,412	$20,900	$36,049
Fair value gains related to transfers of reverse mortgage loans, net	45,020	50,194	24,742
Gain on sale of repurchased Ginnie Mae loans	3,659	11,683	24,565
Other, net	29,603	31,470	7,952
	85,694	114,247	93,308
Change in fair value of IRLCs	3,809	(3,089)	(55)
Change in fair value of loans held for sale	(11,569)	1,475	4,595
Loss on economic hedge instruments	136	(8,529)	(6,592)
Other	(327)	(702)	(865)
	$77,743	$103,402	$90,391
Note 6 — Advances

	December 31,
	2018	2017
Principal and interest	$43,671	$20,207
Taxes and insurance	160,373	144,454
Foreclosures, bankruptcy and other	68,597	63,597
	272,641	228,258
Allowance for losses	(23,259)	(16,465)
	$249,382	$211,793

The following table summarizes the activity in net advances:

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$211,793	$257,882	$444,298
Acquired in connection with the acquisition of PHH	96,163	—	—
Transfers to match funded advances	(71,623)	—	—
Sales (1)	(32,081)	(444)	(24,631)
Collections, charge-offs and other, net	51,924	(67,132)	(165,734)
Net (increase) decrease in allowance for losses	(6,794)	21,487	3,949
Ending balance	$249,382	$211,793	$257,882

(1)	Servicing advances sold primarily in connection with sales of MSRs which met the requirements for sale accounting and which were derecognized from our financial statements at the time of the sale.

Allowance for Losses	Years Ended December 31,
	2018	2017	2016
Beginning balance	$16,465	$37,952	$41,901
Provision	5,732	21,429	(2,043)
Net charge-offs and other	1,062	(42,916)	(1,906)
Ending balance	$23,259	$16,465	$37,952
Note 7 — Match Funded Assets

	December 31,
	2018	2017
Advances:
Principal and interest	$412,897	$523,248
Taxes and insurance	374,853	439,857
Foreclosures, bankruptcy, real estate and other	149,544	181,495
	937,294	1,144,600

Automotive dealer financing notes (1)	—	35,392
Allowance for losses (1)	—	(2,635)
	—	32,757

	$937,294	$1,177,357

(1)
In January 2018, we terminated our automotive dealer loan financing facility. Automotive dealer financing notes not pledged to our automotive dealer loan financing facility are reported as Other assets. See Note 12 — Other Assets.

The following table summarizes the activity in match funded assets:

	Years Ended December 31,
	2018		2017		2016
	Advances	Automotive Dealer Financing Notes	Advances	Automotive Dealer Financing Notes	Advances
Beginning balance	$1,144,600	$32,757	$1,451,964	$—	$1,706,768
Transfers from advances	71,623	—	—	—	—
Transfer (to) from other assets	—	(36,896)	—	25,180	—
Sales	—	—	(691)	—	(8,923)
New advances (collections), net	(278,929)	1,504	(306,673)	10,212	(245,881)
Decrease (increase) in allowance for losses	—	2,635	—	(2,635)	—
Ending balance	$937,294	$—	$1,144,600	$32,757	$1,451,964

Note 8 — Mortgage Servicing

Mortgage Servicing Rights – Amortization Method	Years Ended December 31,
	2018	2017	2016
Beginning balance	$336,882	$363,722	$377,379
Fair value election - transfer to MSRs carried at fair value (1)	(361,670)	—	—
Additions recognized in connection with asset acquisitions	—	1,658	17,356
Additions recognized on the sale of mortgage loans	—	20,738	37,230
Sales	—	(1,066)	(24,452)
Servicing transfers and adjustments	—	252	—
	(24,788)	385,304	407,513
Decrease (increase) in impairment valuation allowance (1) (2)	24,788	3,366	(10,813)
Amortization (1)	—	(51,788)	(32,978)
Ending balance	$—	$336,882	$363,722

Estimated fair value at end of year	$—	$418,745	$467,911

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

(2)
Impairment of MSRs is recognized in MSR valuation adjustments, net in the consolidated statements of operations for 2017 and 2016. Impairment valuation allowance balance of $24.8 million was reclassified to reduce the carrying value of the related MSRs on January 1, 2018 in connection with our fair value election. See Note 4 — Fair Value for additional information regarding impairment and the valuation allowance.

Mortgage Servicing Rights – Fair Value Measurement Method	Years Ended December 31,
	2018			2017			2016
	Agency	Non-Agency	Total	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$11,960	$660,002	$671,962	$13,357	$665,899	$679,256	$15,071	$746,119	$761,190
Fair value election - transfer from MSRs carried at amortized cost	336,882	—	336,882	—	—	—	—	—	—
Cumulative effect of fair value election	82,043	—	82,043	—	—	—	—	—	—
Sales	(4,748)	(1,492)	(6,240)	—	(540)	(540)	(3)	(145)	(148)
Additions:
Recognized on the sale of residential mortgage loans	8,279	—	8,279	162	—	162	—	—	—
Recognized in connection with the acquisition of PHH	494,348	23,779	518,127	—	—	—	—	—	—
Purchase of MSRs	5,433	—	5,433	—	—	—	—	—	—
Servicing transfers and adjustments	(1,047)	(4,833)	(5,880)	—	(2,376)	(2,376)	—	(1,548)	(1,548)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	11,558	(5,705)	5,853	243	86,721	86,964	305	—	305
Realization of expected future cash flows and other changes	(79,121)	(80,189)	(159,310)	(1,802)	(89,702)	(91,504)	(2,016)	(78,527)	(80,543)
Ending balance	$865,587	$591,562	$1,457,149	$11,960	$660,002	$671,962	$13,357	$665,899	$679,256

(1)	Changes in fair value are recognized in MSR valuation adjustments, net in the consolidated statements of operations.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of December 31, 2018 given hypothetical shifts in lifetime prepayments and yield assumptions:

	Adverse change in fair value
	10%	20%
Weighted average prepayment speeds	$(122,911)	$(237,916)
Discount rate (option-adjusted spread)	(43,410)	(84,631)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at December 31, 2018 are increased prepayment speeds and a decrease in the yield assumption.

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

UPB at December 31, 2018
Servicing (3)	$72,378,693
Subservicing (3)	53,104,560
NRZ (1) (3)	130,517,237
$256,000,490
UPB at December 31, 2017
Servicing	$75,469,327
Subservicing	2,063,669
NRZ (1)	101,819,557
$179,352,553
UPB at December 31, 2016
Servicing	$86,049,298
Subservicing (2)	4,330,084
NRZ (1)	118,712,748
$209,092,130

(1)	UPB of loans for which the Rights to MSRs have been sold to NRZ, including those for which third-party consents have been received and the MSRs have been transferred to NRZ.

(2)	Excludes $92.9 million of large-balance commercial foreclosed real estate. During 2017, we sold or transferred servicing on the remaining managed assets.

(3)	Includes $6.3 billion, $51.3 billion and $42.3 billion UPB of loans serviced, subserviced or subserviced on behalf of NRZ, respectively, added to the portfolio in connection with the PHH acquisition.
We sold MSRs relating to loans with a UPB of $901.3 million, $219.4 million and $3.7 billion during 2018, 2017 and 2016, respectively.
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
At December 31, 2018, the S&P Global Ratings, Inc.’s (S&P) and Fitch Ratings, Inc.’s (Fitch) servicer ratings outlook for both OLS and PHH is stable. Moody’s Investors Service, Inc.’s (Moody’s) servicer ratings for OLS are on Watch for Downgrade. Downgrades in servicer ratings could adversely affect our ability to sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. At December 31, 2018, non-Agency servicing agreements with a UPB of $25.9 billion have minimum servicer ratings criteria. As a result of our current servicer ratings, termination rights have been triggered in non-Agency servicing agreements with a UPB of $8.2 billion, or 7% of our total non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

The geographic distribution of the UPB and count of residential loans and real estate we serviced at December 31, 2018 was as follows:

	Amount	Count
California	$56,455,157	201,058
New York	25,411,051	101,444
Florida	20,345,407	134,335
New Jersey	13,711,894	65,263
Texas	11,858,287	111,512
Other	128,218,694	948,626
	$256,000,490	1,562,238

	Years Ended December 31,
Servicing Revenue	2018	2017	2016
Loan servicing and subservicing fees
Servicing	$224,892	$257,419	$293,210
Subservicing	8,904	7,775	21,427
NRZ	539,039	549,411	633,545
	772,835	814,605	948,182
Late charges	61,453	61,763	66,709
Home Affordable Modification Program (HAMP) fees (1)	14,312	43,310	110,367
Custodial accounts (float earnings)	40,115	25,237	8,969
Loan collection fees	18,392	22,770	27,213
Other	27,229	21,691	25,180
	$934,336	$989,376	$1,186,620

(1)
The HAMP expired on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification. We continue to earn HAMP success fees for HAMP modifications that remain less than 90 days delinquent at the first-, second- and third-year anniversary of the start of the trial modification.

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by an unaffiliated bank and are excluded from our consolidated balance sheets. Float balances amounted to $1.7 billion, $1.5 billion and $2.1 billion at December 31, 2018, 2017 and 2016, respectively.
In 2016 we executed clean-up calls on five small-balance commercial mortgage securitization trusts, which resulted in our recognizing income of $14.8 million related to the value of the underlying collateral held by the trusts, which we reported in Other, net, in the consolidated statements of operations. Simultaneously with the execution of the clean-up calls, we sold the acquired commercial loans and foreclosed properties to a third party, repaid the holders of the debt securities issued by the trusts and recognized a gain of $2.8 million equal to the discount on the repurchase price of the loans which we reported in Gain on loans held for sale, net.
Note 9 — Rights to MSRs
Ocwen and PHH have entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. In the case of Ocwen Rights to MSRs transactions, while the majority of the risks and rewards of ownership were transferred, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. In the case of the PHH transactions, and for those Ocwen MSRs where consents were subsequently received and legal title was transferred to NRZ, due to the length of the non-cancellable term of the subservicing agreement, the transactions do not qualify as a sale and are accounted for as secured financings. As a result, we continue to recognize the MSRs and related financing liability on our consolidated balance sheet, as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our consolidated statements of operations.

NRZ is our largest servicing client, accounting for 51% of the UPB of residential assets serviced and 70% of our loan servicing and subservicing fee revenue as of and for the year ended December 31, 2018, respectively. The following table presents the assets and liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our NRZ agreements.

	Years Ended December 31,
	2018	2017	2016
Balance Sheets
MSRs, at fair value	$894,002	$499,042	$477,707
Due from NRZ	25,196	14,924	21,873
Due to NRZ (1)	53,001	98,493	83,248
Financing liability - MSRs pledged, at fair value	1,032,856	508,291	477,707

Statements of Operations
Servicing fees collected on behalf of NRZ	$539,039	$549,411	$633,545
Less: Subservicing fee retained	142,334	295,192	337,727
Net servicing fees remitted to NRZ	396,705	254,219	295,818
Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	171	(83,300)	(2,580)
2017 Agreements and New RMSR Agreements	14,369	42,018	—
PHH MSR Agreements	4,729	—	—
	19,269	(41,282)	(2,580)
Runoff, settlement and other:
Original Rights to MSRs Agreements	50,620	57,264	63,997
2017 Agreements and New RMSR Agreements	136,700	1,926	—
PHH MSR Agreements	18,446	—	—
	205,766	59,190	63,997

Interest expense	$171,670	$236,311	$234,401

(1)	Amounts collected on behalf of NRZ for advances and servicing fees.
Ocwen Transactions
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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in the Original Rights to MSRs Agreements. The July 23, 2017 agreements, as amended, include a Master Agreement, Transfer Agreement and Subservicing Agreement (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the remaining MSRs that were subject to the Original Rights to MSRs Agreements and under which Ocwen would subservice mortgage loans underlying the MSRs for an initial term of five years (the Initial Term).
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

Ocwen received lump-sum cash payments of $54.6 million and $279.6 million in 2017 and 2018 in accordance with the terms of the 2017 Agreements and New RMSR Agreements, respectively. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements and the New RMSR Agreements.
On August 17, 2018, Ocwen and NRZ entered into certain amendments to the New RMSR Agreements to include New Penn Financial, LLC dba Shellpoint Mortgage Servicing (Shellpoint), a subsidiary of NRZ, as a party and to conform the New RMSR Agreements to certain of the terms of the Shellpoint Subservicing Agreement between Ocwen and Shellpoint.
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
PHH Transactions
On December 28, 2016, PHH entered into an agreement to sell substantially all of its MSRs, and the related servicing advances, to New Residential Mortgage LLC, a wholly-owned subsidiary of NRZ. In connection with this agreement, on December 28, 2016, PHH also entered into a subservicing agreement with NRZ (collectively, the PHH MSR Agreements). The PHH subservicing agreement has an initial term of three years, subject to certain transfer and termination provisions.
Through its acquisition of PHH on October 4, 2018, Ocwen recognized MSRs of $42.3 billion UPB related to the PHH MSRs Agreements. As of December 31, 2018, $3.5 billion UPB of private-investor MSRs and related advances remain committed to be sold to New Residential under the PHH MSRs Agreements.
At any time during each of the second and third years of the initial term, and subject to the payment of the applicable deboarding fee, NRZ may terminate an amount not to exceed 25% of the underlying mortgage loans with proper notice. The PHH MSR Agreements automatically renew for successive one-year terms unless either party provides notice of termination. NRZ and PHH each have the ability to terminate the subservicing agreement for cause if certain specified conditions occur.

Note 10 — Receivables

	December 31,
	2018	2017
Servicing-related receivables:
Government-insured loan claims, net	$105,258	$114,971
Due from NRZ	25,196	14,924
Amount due on sales of MSRs (1)	30,148	1,037
Reimbursable expenses	11,508	31,709
Due from custodial accounts	9,060	36,122
Other	7,012	10,922
	188,182	209,685
Income taxes receivable	45,987	36,831
Other receivables	17,672	19,600
	251,841	266,116
Allowance for losses	(53,579)	(66,587)
	$198,262	$199,529

(1)
Balance represents the holdback of proceeds from MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. The balance at December 31, 2018 includes $29.5 million of receivables acquired in connection with the acquisition of PHH that relate to sales executed by PHH prior to the acquisition date.

At December 31, 2018 and 2017, the allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) was $52.5 million and $53.3 million at December 2018 and 2017, respectively. This allowance represents management’s estimate of incurred losses and is maintained at a level that management considers adequate based upon continuing assessments of collectibility, current trends, and historical loss experience.

Allowance for Losses - Government-Insured Loan Claims	Years Ended December 31,
	2018	2017	2016
Beginning balance	$53,340	$53,258	$20,571
Provision	37,352	40,424	61,322
Charge-offs and other, net	(38,195)	(40,342)	(28,635)
Ending balance	$52,497	$53,340	$53,258
Note 11 — Premises and Equipment

	December 31,
	2018	2017
Computer software	$46,029	$43,137
Computer hardware	34,240	29,848
Leasehold improvements	27,798	23,425
Buildings	9,689	9,689
Office equipment	7,370	8,071
Furniture and fixtures	4,674	4,141
Other	818	1,364
	130,618	119,675
Less accumulated depreciation and amortization	(97,201)	(82,669)
	$33,417	$37,006

Note 12 — Other Assets

	December 31,
	2018	2017
Contingent loan repurchase asset	$302,581	$431,492
Other prepaid expenses	27,647	22,559
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	20,173
Real estate	7,368	3,070
Prepaid lender fees, net (1)	6,589	9,496
Deferred tax assets, net	5,289	2,000
Derivatives, at fair value	4,552	5,429
Security deposits	2,278	3,019
Mortgage-backed securities, at fair value	1,502	1,592
Interest-earning time deposits	1,338	4,739
Prepaid income taxes (2)	—	5,621
Other	5,250	2,696
	$379,567	$511,886

(1)	We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

(2)
We recognized the balance of prepaid income taxes as a cumulative-effect reduction of retained earnings upon adoption of ASU 2016-16 on January 1, 2018. See Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies for additional information.

Automotive dealer financing notes not pledged to our former automotive dealer loan financing facility were reported as Other assets. We ceased new lending and terminated this facility in January 2018. There were no remaining notes outstanding at December 31, 2018. At December 31, 2017, the balance of the notes was $0, net of an allowance of $7.7 million. Changes in the allowance are as follows:

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$7,664	$4,371	$27
Provision	(265)	3,293	4,344
Charge-offs and other	(7,399)	—	—
Ending balance	$—	$7,664	$4,371

Note 13 — Borrowings

Match Funded Liabilities				December 31, 2018		December 31, 2017
Borrowing Type	Maturity (1)	Amorti-zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities
Advance Receivables Backed Notes, Series 2014-VF4 (4)	Aug. 2048	Aug. 2018	$—	—%	$—	4.29%	$67,095
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Dec. 2049	Dec. 2019	8,441	4.06	216,559	4.29	67,095
Advance Receivables Backed Notes - Series 2016-T1 (5)	Aug. 2048	Aug. 2018	—	—	—	2.77	265,000
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Advance Receivables Backed Notes - Series 2017-T1 (5)	Sep. 2048	Sep. 2018	—	—	—	2.64	250,000
Advance Receivables Backed Notes, Series 2018-T1 (5)	Aug. 2049	Aug. 2019	—	3.50	150,000	—	—
Advance Receivables Backed Notes, Series 2018-T2 (5)	Aug. 2050	Aug. 2020	—	3.81	150,000	—	—
Total Ocwen Master Advance Receivables Trust (OMART)			8,441	3.56	751,559	3.02	884,190

Ocwen Servicer Advance Receivables Trust III (OSART III) - Advance Receivables Backed Notes, Series 2014-VF1 (6)	Dec. 2048	Dec. 2018	—	—	—	4.63	33,768

Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (7)	Jun. 2049	Jun. 2019	38,275	5.03	26,725	3.54	56,078
Total Servicing Advance Financing Facilities			46,716	3.61%	778,284	3.16%	974,036

Automotive Capital Asset Receivables Trust (ACART) - Loan Series 2017-1 (8)	Feb. 2021	Feb. 2019	—	—%	—	6.77%	24,582

			$46,716	3.61%	$778,284	3.25%	$998,618

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

(2)
Borrowing capacity is available to us provided that we have eligible collateral to pledge. Collateral may only be pledged to one facility. At December 31, 2018, none of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 2.50% and 1.56% at December 31, 2018 and 2017, respectively.

(4)
Effective January 1, 2018, the borrowing capacity of the Series 2014-VF4 and the Series 2015-VF5 variable rate notes were each reduced from $105.0 million to $70.0 million. The interest rate was based on 1ML, with a ceiling of 125 basis points (bps) plus a margin of 235 to 635 bps. On July 13, 2018, we increased the borrowing capacity of the Series 2015-VF5 variable notes to $225.0 million and extended the amortization date to December 15, 2019, with interest computed based on the lender’s cost of funds plus a margin of 105 to 250 bps. The increased capacity was used on July 16, 2018 to redeem the Series 2016-T1 term notes with an outstanding balance of $265.0 million and an amortization date of August 15, 2018. We also voluntarily terminated the Series 2014-VF4 variable notes on July 16, 2018.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2016-T2, 2018-T1 and 2018-T2 fixed-rate term notes until the amortization date. If there is insufficient eligible collateral to support the level of borrowing, the excess cash proceeds in an amount necessary to make up the deficit are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the outstanding notes. The Series 2016-T2, 2018-T1 and 2018-T2 term notes have a total combined borrowing capacity of $535.0 million. Rates on the individual classes of notes range from 2.72% to 4.53%. The Series

2016-T1 and Series 2017-T1 term notes were redeemed on July 16, 2018 and August 14, 2018, respectively. On August 15, 2018, we issued two $150.0 million fixed-rate term notes (Series 2018 T-1 and Series 2018-T2) with amortization dates of August 15, 2019 and August 17, 2020, respectively

(6)
We voluntarily terminated the Series 2014-VF1 variable notes on December 5, 2018. The maximum borrowing capacity under this facility was $55.0 million. There was a ceiling of 300 bps for 3ML in determining the interest rate for these variable rate notes. Rates on the individual notes were based on the lender’s cost of funds plus a margin of 235 to 475 bps.

(7)
On June 7, 2018, borrowing capacity was reduced from $110.0 million to $65.0 million with interest computed based on the lender’s cost of funds plus a margin of 180 to 450 bps. There is a ceiling of 300 bps for 3ML in determining the interest rate for these variable rate notes.

(8)	On January 23, 2018, we voluntarily terminated the Loan Series 2017-1 Notes.
Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of December 31, 2018, we were the servicer of Rights to MSRs sold to NRZ pertaining to $88.3 billion in UPB and the associated outstanding servicing advances as of such date were approximately $2.7 billion. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. See Note 9 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Maturity	2018	2017
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$5,380,448	$4,601,556

Other Financing Liabilities
MSRs pledged, at fair value
Original Rights to MSRs Agreements	MSRs	(2)	(2)	436,511	499,042
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	138,854	9,249
PHH MSR Agreements	MSRs	(4)	(4)	457,491	—
				1,032,856	508,291
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (5)	MSRs	(5)	Feb. 2028	65,523	72,575
Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (6)	Loans held for investment	(6)	(6)	11,012	—
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (6)	Loans held for investment	(6)	(6)	13,803	—
				24,815	—
Advances pledged (7)	Advances on loans	(7)	(7)	4,419	12,652
				1,127,613	593,518

				$6,508,061	$5,195,074

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

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

(4)
Represents a liability for sales of MSRs that are accounted for as a secured borrowing which we assumed in connection with the acquisition of PHH. Under this accounting treatment, the MSRs transferred to NRZ remain on the consolidated balance sheet and the proceeds from the sale are recognized as a secured liability. We elected to record the liability at fair value consistent with the related MSRs.

(5)
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

(6)
Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 3 — Securitizations and Variable Interest Entities. The holders of these certificates have no recourse against the assets of Ocwen. The certificates in the INDX 2004-AR11 Trust pay interest based on variable rates which are generally based on weighted average net mortgage rates and which range between 3.68% and 4.26% at December 31, 2018. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the INDX 2004-AR11 Trust and RAST 2003-A11 Trust have maturity dates extending through November 2034 and October 2033, respectively.

(7)
Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity. The effective interest rate is based on 1ML plus a margin of 450 bps.

Other Secured Borrowings					Outstanding Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	2018	2017
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$231,500	$298,251

Mortgage loan warehouse facilities
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 195 - 300 bps	Sep. 2019	25,307	74,693	8,221
Participation agreements (4)	LHFS	N/A	(4)	—	42,331	161,433
Mortgage warehouse agreement (5)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 350 bps	Aug. 2019	—	8,009	32,042
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2019	169,320	30,680	54,086
Master repurchase agreement (7)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Jan. 2020	—	—	—
Master repurchase agreement (8)	N/A	1ML + 170bps	N/A	—	—	—
				194,627	155,713	255,782

				$194,627	387,213	554,033
Unamortized debt issuance costs - SSTL					(3,098)	(5,423)
Discount - SSTL					(1,577)	(2,760)
					$382,538	$545,850

Weighted average interest rate					5.49%	5.22%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, $62.4 million could be used at December 31, 2018 based on the amount of eligible collateral that could be pledged.

(2)
Under the terms of the Amended and Restated Senior Secured Term Loan Facility Agreement with an original borrowing capacity of $335.0 million, we may request increases to the loan amount of up to $100.0 million, with additional increases subject to certain limitations. We are required to make quarterly principal payments of $4.2 million on the SSTL.

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

(6)
On December 7, 2018, we renewed this facility through December 6, 2019. In connection with the renewal, we increased the maximum borrowing amount from $150.0 million to $250.0 million, of which $200.0 million is available on a committed basis and the remainder is available at the discretion of the lender. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.

(7)	Under this agreement, the lender provides financing for up to $50.0 million at the discretion of the lender. On January 23, 2019, we renewed this facility through January 22, 2020.

(8)
This agreement was originally entered into by PHH and subsequently assumed by Ocwen in connection with its acquisition of PHH. The lender provides financing for up to $200.0 million at the discretion of the lender. The agreement has no stated maturity date.

In addition to the above mortgage loan warehouse facilities, we entered into a master participation agreement on February 4, 2019 under which the lender will provide $300.0 million of borrowing capacity to PMC on an uncommitted basis to finance single family mortgage loans held for sale.

Senior Notes			Outstanding Balance at December 31,
	Interest Rate	Maturity	2018	2017
Senior unsecured notes:
Ocwen (1)	6.625%	May 2019	$—	$3,122
PHH (2)	7.375%	Sep. 2019	97,521	—
PHH (2)	6.375%	Aug. 2021	21,543	—
			119,064	3,122

Senior secured notes (3)	8.375%	Nov. 2022	330,878	346,878
			449,942	350,000
Unamortized debt issuance costs			(2,075)	(2,662)
Fair value adjustments (2)			860	—
			$448,727	$347,338

(1)	On December 21, 2018, we redeemed all of the remaining Senior unsecured notes due in May 2019, at a redemption price of 100.0% of the outstanding principal balance plus accrued and unpaid interest.

(2)
These notes were originally issued by PHH and subsequently assumed by Ocwen in connection with its acquisition of PHH. We recorded the notes at their respective fair values on the date of acquisition, and we are amortizing the resulting fair value adjustments over the remaining term of the notes. We have the option to redeem the notes due in August 2021, in whole or in part, on or after January 1, 2019 at a redemption price equal to 100.0% of the principal amount plus any accrued and unpaid interest.

(3)
In 2016, OLS completed a debt-for-debt exchange offer whereby OLS issued $346.9 million aggregate principal amount of 8.375% Senior Secured Second Lien Notes that mature November 15, 2022 (Senior Secured Notes) in exchange for $346.9 million aggregate principal amount (or 99.1%) of Ocwen’s Senior Unsecured Notes. Interest is payable semiannually on each May 15 and November 15, and commenced on May 15, 2017. In December 2018, Ocwen repurchased $16.0 million of the Senior Secured Notes at a price of 96.0%.

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

Year	Redemption Price
2018	106.281%
2019	104.188
2020	102.094
2021 and thereafter	100.000
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company, security or obligation. At December 31, 2018, the S&P long-term corporate rating was “B-”. On December 11, 2018, Moody’s affirmed the long-term corporate rating of “Caal” and revised the outlook to stable from negative. On July 25, 2018, Fitch affirmed the long-term issuer default rating of “B-” and withdrew all corporate ratings. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or acquisitions or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt of OLS or any Guarantor, entering into transactions with affiliates;

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
As of December 31, 2018, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $275.0 million in consolidated tangible net worth, as defined, at Ocwen under our match funded debt and certain of our other debt agreements.
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
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at December 31, 2018:

		Collateral for Secured Borrowings
	Total Assets	Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$329,132	$—	$—	$—	$—	$329,132
Restricted cash	67,878	20,968	—	5,658	41,252	—
Mortgage servicing rights	1,457,149	—	985,576	—	9,867	461,706
Advances, net	249,382	—	11,162	—	31,216	207,004
Match funded assets	937,294	937,294	—	—	—	—
Loans held for sale	242,622	—	—	143,704	—	98,918
Loans held for investment	5,498,719	—	5,406,968	33,567	—	58,184
Receivables, net	198,262	—	—	—	—	198,262
Premises and equipment, net	33,417	—	—	—	—	33,417
Other assets	379,567	—	—	—	320,032	59,535
Assets related to discontinued operations	794	—	—	—	—	794
Total Assets	$9,394,216	$958,262	$6,403,706	$182,929	$402,367	$1,446,952

(1)
Sales and Other Commitments include MSRs and related advances committed under sale agreements, Restricted cash and deposits held as collateral to support certain contractual obligations, and Contingent loan repurchase assets related to the Ginnie Mae early buyout program for which a corresponding liability is recognized in Other liabilities.

(2)
The borrowings under the SSTL are secured by a first priority security interest in substantially all of the assets of Ocwen, OLS, PHH, PMC and the other guarantors thereunder, excluding among other things, 35% of the voting capital stock of foreign subsidiaries, securitization assets and equity interests of securitization entities, assets securing permitted funding indebtedness and non-recourse indebtedness, REO assets, Agency MSRs with respect to which an acknowledgment agreement acknowledging such security interest has not been obtained, as well as other customary carve-outs (collectively, the Collateral). The Collateral is subject to certain permitted liens set forth under the SSTL and related security agreement. The Senior Secured Notes are guaranteed by Ocwen and the other guarantors that guarantee the SSTL, and the borrowings under the Senior Secured Notes are secured by a second priority security interest in the Collateral. Security interests securing borrowings under the SSTL and Senior Secured Notes may include amounts presented in Other as well as certain assets presented in Collateral for Secured Borrowings and Sales and Other Commitments, subject to permitted liens as defined in the applicable debt documents. The amounts presented here may differ in their calculation and are not intended to represent amounts that may be used in connection with covenants under the applicable debt documents.

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

	Expected Maturity Date (1) (2) (3)
	2019	2020	2021	2022	Total Balance	Fair Value
Match funded liabilities	$628,284	$150,000	$—	$—	$778,284	$776,485
Other secured borrowings	172,463	214,750		—	387,213	383,162
Senior notes	97,521	—	21,543	330,878	449,942	426,147
	$898,268	$364,750	$21,543	$330,878	$1,615,439	$1,585,794

(1)	Amounts are exclusive of any related discount, unamortized debt issuance costs or fair value adjustment.

(2)
For match funded liabilities, the Expected Maturity Date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

(3)
Excludes financing liabilities recognized in connection with asset sales transactions accounted for as financings, including $1.0 billion recorded in connection with sales of Rights to MSRs and MSRs and $5.4 billion recorded in connection with the securitizations of HMBS. These financing liabilities have no contractual maturity and are amortized over the life of the underlying assets.

Note 14 — Other Liabilities

	December 31,
	2018	2017
Contingent loan repurchase liability	$302,581	$431,492
Other accrued expenses	99,739	75,088
Accrued legal fees and settlements	62,763	51,057
Due to NRZ - Advance collections and servicing fees	53,001	98,493
Liability for indemnification obligations	51,574	23,117
Servicing-related obligations	41,922	36,296
Checks held for escheat	20,686	19,306
Liability for uncertain tax positions	13,739	3,252
Liability for unfunded pension obligation	12,683	165
Accrued interest payable	7,209	5,172
Liability for mortgage insurance contingency	6,820	6,820
Derivatives, at fair value	4,986	635
Deferred revenue	4,441	3,463
Other	21,492	15,054
	$703,636	$769,410

Accrued Legal Fees and Settlements	Years Ended December 31,
	2018	2017	2016
Beginning balance	$51,057	$93,797	$74,922
Accrual for probable losses (1)	19,774	131,113	74,943
Payments (2)	(12,983)	(174,941)	(47,754)
Assumed in connection with the acquisition of PHH	9,960	—	—
Issuance of common stock in settlement of litigation (3)	(5,719)	(1,937)	—
Net increase (decrease) in accrued legal fees	(1,917)	482	(6,231)
Other	2,591	2,543	(2,083)
Ending balance	$62,763	$51,057	$93,797

(1)
Consists of amounts accrued for probable losses in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the consolidated statements of operations.

(2)	Includes cash payments made in connection with resolved legal and regulatory matters.

(3)	See Note 15 — Equity for additional information.
Note 15 — Equity
Common Stock
During 2016, we completed the repurchase of 991,985 shares of common stock in the open market for a total purchase price of $5.9 million under a program authorized by Ocwen’s Board of Directors in October 2013 for the repurchase of up to an aggregate of $500.0 million of Ocwen’s issued and outstanding shares of common stock. From inception of this program through its expiration in July 2016, we completed the repurchase of 13,163,793 shares for an aggregate purchase price of $380.3 million.
In 2017, Ocwen and NRZ entered into a share purchase agreement pursuant to which Ocwen sold NRZ 6,075,510 shares of newly-issued Ocwen common stock for $13.9 million. Ocwen received the sales proceeds from NRZ on July 24, 2017 and issued the shares. The shares have not been registered under the Securities Act of 1933 and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.
In 2017, Ocwen agreed to issue an aggregate of 2,500,000 shares of common stock in connection with a mediated settlement of litigation. Ocwen issued 625,000 of the shares in December 2017 and the remaining 1,875,000 shares in January 2018. The shares have not been registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration set forth in Section 3(a)(10) of the Act.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows:

	December 31,
	2018	2017
Unfunded pension plan obligation	$3,347	$128
Unrealized losses on cash flow hedges	979	1,128
Other	(69)	(7)
	$4,257	$1,249
Note 16 — Derivative Financial Instruments and Hedging Activities
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
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. None of the derivatives was designated as a hedge for accounting purposes at December 31, 2018:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at December 31, 2017	$96,339	$240,823	$375,000
Additions	1,288,938	404,162	173,750
Assumed in connection with the acquisition of PHH	50,731	—	—
Amortization	—	—	(288,750)
Maturities	(1,014,466)	(479,622)	—
Terminations	(271,367)	—	—
Notional balance at December 31, 2018	$150,175	$165,363	$260,000

Maturity	Jan. 2019 to Mar. 2019	Mar. 2019	May 2019 to May 2020

Fair value of derivative assets (liabilities) (1) at:
December 31, 2018	$3,871	$(4,983)	$678
December 31, 2017	3,283	(545)	2,056

Gains (losses) on derivatives during the years ended:	Gain on loans held for sale, net		Other, net
December 31, 2018	$3,809	$136	$(841)
December 31, 2017	(3,089)	(8,529)	10

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our consolidated balance sheets.
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. We have not entered into any forward exchange contracts during the reported periods to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. Foreign currency remeasurement exchange gains (losses) were $(3.2) million, $1.7 million and $0.2 million during the years ended December 31, 2018, 2017 and 2016, respectively, and are reported in Other, net in the consolidated statements of operations. The losses in 2018 are primarily attributed to depreciation of the India Rupee against the U.S. Dollar.
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
Included in AOCL at December 31, 2018 and 2017, respectively, were $1.1 million and $1.2 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges. These deferred losses in AOCL are amortized to Other, net in the consolidated statements of operations.

Note 17 — Interest Income

	Years Ended December 31,
	2018	2017	2016
Loans held for sale	$10,756	$11,100	$15,774
Automotive dealer financing notes	420	3,069	1,534
Interest earning cash deposits and other	2,850	1,796	1,775
	$14,026	$15,965	$19,083
Note 18 — Interest Expense

	Years Ended December 31,
	2018	2017	2016
Financing liabilities
NRZ	$171,670	$236,311	$234,401
Other financing liabilities	5,013	6,203	14,433
	176,683	242,514	248,834
Match funded liabilities	31,870	47,624	66,879
Senior notes	31,280	29,806	30,012
Other secured borrowings	30,465	39,531	60,469
Other	4,743	3,763	6,389
	$275,041	$363,238	$412,583
Note 19 — Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which made broad and complex changes to the U.S. federal corporate income tax rules. The Tax Act amends the Internal Revenue Code to reduce tax rates, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings, among other provisions. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018.
The reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after-tax earnings. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including the BEAT, Global Intangible Low-Taxed Income (GILTI), and revised interest deductibility limitations). We are continuing to evaluate the impact of the new U.S. tax legislation and guiding regulations (which are still being promulgated and finalized) on our global tax position. It is possible that any impact of these provisions could significantly reduce the benefit of the reduction in the statutory U.S. federal rate.
SAB 118 Measurement Period
We applied the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes; therefore, we recorded provisional amounts related to the one-time deemed repatriation tax (Transition Tax) liability related to the undistributed earnings of certain foreign subsidiaries that were not previously taxed and adjusted deferred tax assets and liabilities to account for the reduction in the statutory U.S. federal rate. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018, we recognized adjustments to the provisional amounts recorded at December 31, 2017, which produced changes in the amount of deferred tax assets recorded in the U.S. and USVI jurisdictions. As the net deferred tax assets in these jurisdictions have full valuation allowances, the adjustments to the provisional amounts recorded under SAB 118 do not have an impact on our consolidated statements of financial position or consolidated statements of operations.
One-Time Transition Tax
Under the Tax Act, the transition to a new territorial tax system caused Ocwen to incur a Transition Tax on our total post-1986 undistributed earnings and profits (E&P) of our non-U.S. subsidiaries, the tax on which we previously deferred from U.S. income taxes under U.S. law. The amount of the Transition Tax was dependent upon many factors, including the accumulated E&P of Ocwen’s non-U.S. subsidiaries, our ability and willingness to utilize foreign tax credits and/or net operating loss (NOL) carryforwards, and 2017 taxable income or loss amounts in the U.S. and non-U.S. jurisdictions. We recorded a provisional amount for our one-time Transition Tax liability in our December 31, 2017 financial statements as a reduction to the U.S. federal NOL carryforward of $16.9 million. The reduction of the NOL deferred tax asset resulted in an offsetting release of the valuation allowance.
Due to the various factors affecting the calculation, our decision regarding how best to utilize the foreign tax credits and/or NOL carryforwards was subject to change as we continued to wait for further guidance and analyze additional information necessary to finalize the calculations and maximize the long-term value to Ocwen. Upon further analysis of the Tax Act as well as notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the Transition Tax liability in 2018. We increased our December 31, 2017 provisional amount by increasing foreign tax credits by $19.9 million and further reducing the U.S. federal NOL carryforward by $51.7 million. As the net deferred tax asset in the U.S. jurisdiction has a full valuation allowance, the recording of the changes to these deferred tax assets does not have an impact on our consolidated balance sheets or consolidated statements of operations.
Deferred Tax Assets & Liabilities
As a result of the reduction in the corporate income tax rate, we revalued our U.S. and USVI net deferred tax assets at December 31, 2017. We recorded a provisional decrease to our net deferred tax assets in the U.S. and USVI jurisdictions of $36.1 million and $26.6 million, respectively, due to the change in the corporate tax rate. Upon further analysis of certain aspects of the Tax Act as well as notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service and refinement of our calculations during the 12 months ended December 31, 2018, we adjusted our provisional amount by recording an increase to our net deferred tax assets in the U.S. and USVI jurisdictions of $6.0 million and $4.6 million, respectively. This increase resulted in a net decrease to the deferred tax assets in the U.S. and USVI jurisdictions of $30.1 million and $22.0 million, respectively. As the net deferred tax assets in these jurisdictions have full valuation allowances, the revaluation of our net deferred tax assets does not have an impact on our consolidated balance sheets or consolidated statements of operations.
Global Intangible Low-Taxed Income (GILTI)
The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because we were evaluating the provision of GILTI at December 31, 2017, we recorded no GILTI-related deferred taxes in 2017. After further consideration in the current year, we have elected to account for GILTI in the year the tax is incurred.
For income tax purposes, the components of loss from continuing operations before taxes were as follows:

	Years Ended December 31,
	2018	2017	2016
Domestic	$11,477	$(75,143)	$(130,920)
Foreign	(82,953)	(68,830)	(75,441)
	$(71,476)	$(143,973)	$(206,361)
The components of income tax benefit were as follows:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$(7,670)	$(21,859)	$(8,025)
State	356	(3,938)	460
Foreign	11,132	9,550	5,099
	3,818	(16,247)	(2,466)
Deferred:
Federal	23,991	27,289	(22,054)
State	319	702	4,701
Foreign	(4,252)	2,719	(2,806)
Provision for (reversal of) valuation allowance on deferred tax assets	(23,347)	(29,979)	15,639
	(3,289)	731	(4,520)
Total	$529	$(15,516)	$(6,986)
Ocwen is a global company with operations in the USVI, India and the Philippines, among other jurisdictions. In the effective tax rate reconciliation, we first calculate income tax expense attributable to worldwide continuing operations at the U.S. statutory tax rate. The foreign tax rate differential therefore represents the difference in tax expense between jurisdictional income taxed at the U.S. statutory rate and each respective jurisdictional statutory rate. As a majority of our income is subject to tax in the USVI at a significantly lower tax rate, the foreign tax rate differential component of our effective tax rate reconciliation is often the most significant adjusting item to our global rate.

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate as follows:

	Years Ended December 31,
	2018	2017	2016
Expected income tax expense (benefit) at statutory rate (1)	$(15,010)	$(50,391)	$(72,225)
Differences between expected and actual income tax expense (2):
Bargain purchase gain disallowance	(13,448)	—	—
Reduction in tax attributes for Section 382 & 383 limitations	55,668	—	—
U.S. Tax Reform - Change in Federal rate	(10,666)	62,758	—
U.S. Tax Reform - Transition Tax	14,412	34,846	—
U.S. Tax Reform - BEAT Tax	1,076	—	—
Foreign tax differential including effectively connected income (3)	22,990	(12,140)	39,249
Provision for (reversal of) liability for uncertain tax positions	(3,987)	(16,925)	2,236
Provision for (reversal of) valuation allowance on deferred tax assets (4)	(23,347)	(29,979)	15,639
Provision for liability for intra-entity transactions	—	2,484	3,357
State tax, after Federal tax benefit	675	(3,938)	250
Excess tax benefits from share-based compensation	(356)	(3,701)	—
Other permanent differences	122	(267)	(138)
Foreign tax credit (generation) utilization	(25,601)	—	3,214
Executive compensation disallowance	959	221	425
Subpart F income	3,222	2,824	228
Other provision to return differences	(6,559)	221	(1,334)
Other	379	(1,529)	2,113
Actual income tax expense (benefit)	$529	$(15,516)	$(6,986)

(1)	The U.S. Federal corporate income tax rate is 21% beginning January 1, 2018 and was 35% until December 31, 2017.

(2)
ASC 740-10-50 and SEC Regulation S-X, Rule 4-08(h) require the disclosure of significant reconciling items in the effective tax rate reconciliation schedule. We have prepared the 2018 effective tax rate reconciliation consistent with prior years, taking into account the materiality of reconciling items, comparability with prior years and the usefulness of the information.

(3)
The foreign tax differential includes a benefit recognized in 2018, 2017 and 2016 for taxable losses earned by OMS which are taxable in the U.S. as effectively connected income (ECI). The impact of ECI to income tax benefit for 2018, 20176 and 2016 was $3.3 million, $28.5 million and $7.4 million, respectively.

(4)
The benefit recorded for the provision for valuation allowance in 2017 relates primarily to the reduction in the valuation allowance necessary as a result of revaluing our deferred tax assets due to U.S. tax reform and the reduction in the corporate tax rate. This benefit is partially offset by an increase in valuation allowance necessary for current year losses. The provision for valuation allowance in 2016 primarily relates to the recording of the valuation allowance on both the U.S. and USVI net deferred tax assets as of December 31, 2016.

Net deferred tax assets were comprised of the following:

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforward	$31,587	$59,271
Reserve for servicing exposure	10,331	1,312
Accrued other liabilities	8,966	3,239
Foreign deferred assets	7,142	6,769
Partnership losses	6,681	5,360
Stock-based compensation expense	5,610	4,202
Interest expense disallowance	4,773	2,032
Intangible asset amortization	4,579	5,541
Accrued incentive compensation	4,527	4,798
Accrued legal settlements	4,350	3,602
Bad debt and allowance for loan losses	3,498	2,383
Tax residuals and deferred income on tax residuals	2,905	2,569
Foreign tax credit	357	4,262
Mortgage servicing rights amortization	—	3,664
Other	8,832	4,951
	104,138	113,955
Deferred tax liabilities
Mortgage servicing rights amortization	27,860	—
Foreign undistributed earnings	2,059	4,858
Other	804	49
	30,723	4,907
	73,415	109,048
Valuation allowance	(68,126)	(107,048)
Deferred tax assets, net	$5,289	$2,000
As of December 31, 2018, we had a U.S. net deferred tax asset of $46.3 million and a USVI net deferred tax asset of $21.3 million.
Valuation Allowances
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. Both the U.S. and USVI jurisdictions are in a three-year cumulative loss position as of December 31, 2018. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a valuation allowance of $46.3 million and $62.9 million on our U.S. net deferred tax assets at December 31, 2018 and 2017, respectively, and a valuation allowance of $21.3 million and $43.9 million on our USVI net deferred tax assets at December 31, 2018 and 2017, respectively. These U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Net Operating Loss Carryforwards
At December 31, 2018, we had U.S. NOL carryforwards and USVI NOL carryforwards of $133.0 million and $134.2 million. These carryforwards will expire beginning 2020 through 2037 with NOLs generated in 2018 never expiring. We believe that it is more likely than not that the benefit from certain U.S. and USVI NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $27.9 million and $3.1 million on the deferred tax assets relating to these U.S. and USVI NOL carryforwards, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2018 will be accounted for as a reduction of income tax expense. Additionally, $334.5 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we have, therefore, reflected the tax-effect of this attribute as a component of income taxes receivable. We also have U.S. and USVI capital loss carryforwards of $0.7 million and $0.2 million, respectively, at December 31, 2018 against which a valuation allowance has been recorded.
Change of Control: Annual Limitations on Utilization of Tax Attributes
NOL carryforwards may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur. We periodically evaluate our NOL carryforwards and whether certain changes in ownership have occurred that would limit our ability to utilize a portion of our NOL and tax credit carryforwards. If it is determined that an ownership change(s) has occurred, there may be annual limitations on the use of these NOL and tax credit carryforwards under Section 382 (or comparable provisions of foreign or state law).
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
We have evaluated whether we experienced an ownership change, as defined under Section 382, and determined that an ownership change did occur in the U.S. jurisdiction in January 2015 and in December 2017, which also results in an ownership change under Section 382 in the USVI jurisdiction. This determination was made based on information available as of the date of our Form 10-K filing for the fiscal year ended December 31, 2018. Due to the Section 382 and 383 limitations and the maximum carryforward period for our NOLs and tax credits, we will be unable to fully recognize certain deferred tax assets. Accordingly, as of December 31, 2018, we have reduced our gross deferred tax asset related to our NOLs by $160.9 million, our foreign tax credit deferred tax asset by $29.5 million, and corresponding valuation allowance by $55.7 million. The realization of all or a portion of our remaining deferred income tax assets (including NOLs and tax credits) is dependent upon the generation of future taxable income during the statutory carryforward periods. In addition, the limitation on the utilization of our NOL and tax credit carryforwards could result in Ocwen incurring a current tax liability in future tax years. Our inability to utilize our pre-ownership change NOL carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows.
As part of our Section 382 evaluation and consistent with the rules provided within Section 382, Ocwen relies strictly on the existence or absence, as well as the information contained in certain publicly available documents (e.g., Schedule 13D, Schedule 13G or other documents filed with the SEC) to identify shareholders that own a 5-percent or greater interest in Ocwen stock throughout the period tested. Further, Ocwen relies on such public filings to identify dates in which such 5-percent shareholders acquired, disposed, or otherwise transacted in Ocwen common stock. As the requirement for filing such notices of ownership from the SEC is to report beneficial ownership, as opposed to actual economic ownership of the stock of Ocwen, certain SEC filings may not represent ownership in Ocwen stock that should be considered in determining whether Ocwen experienced an ownership change under the Section 382 rules. Notwithstanding the preceding sentences (regarding Ocwen’ s ability to rely on the existence and absence of information in publicly filed Schedules 13D and 13G), the rules prescribed in Section 382 and the regulations thereunder provide that Ocwen may (but is not required to) seek additional clarification from shareholders filing such Schedules 13D and 13G if there are questions or uncertainty regarding the true economic ownership of shares reported in such filing (whether due to ambiguity in the filing, an overly complex ownership structure, the type of instruments owned and reported in the filings, etc.) (often referred to “actual knowledge” questionnaires). Such information can be sought on a filer by filer basis (i.e., there is no requirement that if actual knowledge is sought with respect to one shareholder, actual knowledge must be sought with respect to all shareholders that filed schedules 13D or 13G). While the seeking of actual knowledge can be beneficial in some instances it may be detrimental in others. Once such actual knowledge is received, Section 382 requires the inclusion of such actual knowledge, even if such inclusion is detrimental to the conclusion reached.
Ocwen has performed its analysis of the rules under Section 382 and, based on all currently available information, identified it experienced an ownership change for Section 382 purposes in January 2015 and December 2017. Prior to 2018, Ocwen was aware of shareholder activity in 2015 and 2017 that may have caused a Section 382 ownership change(s), but determined that additional information could potentially be obtained from certain shareholders that would indicate a Section 382 ownership change had not occurred. In completing this analysis, Ocwen identified several shareholders that filed a schedule 13G during the period disclosing a greater than 5-percent interest in Ocwen stock where beneficial versus economic ownership of the stock was unclear, and Ocwen therefore requested further details. As of the date of this Form 10-K, Ocwen has not received all requested responses from selected shareholders, and will continue to consider such shareholders as economic owners of Ocwen’s stock until actual knowledge is otherwise received.
Ocwen is continuing to monitor the ownership in its stock to evaluate information that will become available later in 2019 and that may result in a different outcome for Section 382 purposes and our future cash tax obligations. As part of this monitoring, Ocwen periodically evaluates whether it is appropriate and beneficial to retroactively seek actual knowledge on certain previously identified and included 5-percent shareholders, whereby, depending on the responses received, Ocwen may conclude that either the January 2015 or December 2017 Section 382 ownership changes may have instead occurred on a different date, or did not occur at all. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
Uncertain Tax Positions
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2014 through the present, our USVI corporate tax return for the years ended December 31, 2013 through the present, and our India corporate tax returns for the years ended March 31, 2010 through the present. We are currently under audit in the USVI jurisdiction for tax years 2013 - 2016 due to the carryback of losses generated in 2015 and 2016 to tax years 2013 and 2014, respectively.
A reconciliation of the beginning and ending amount of the total liability for uncertain tax positions is as follows:

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$2,281	$16,994	$32,548
Additions - PHH acquisition	13,108	—	—
Additions for tax positions of current year	412	—	—
Additions for tax positions of prior years	1,354	2,281	—
Reductions for tax positions of prior years	(236)	—	—
Reductions for settlements	(3,188)	(387)	(14,420)
Lapses in statute of limitations	(4,109)	(16,607)	(1,134)
Ending balance	$9,622	$2,281	$16,994
We recognized total interest and penalties of $2.9 million, $5.1 million and $1.0 million as income tax benefit in 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, accruals for interest and penalties were $4.1 million and $1.0 million, respectively. As of December 31, 2018 and 2017, we had a liability for uncertain tax positions of $9.6 million and $2.3 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We believe that it is reasonably possible that a decrease of up to $9.6 million in unrecognized tax benefits may be necessary within the next 12 months.
Undistributed Foreign Earnings and Non-U.S. Jurisdictions
As of December 31, 2018, we have recognized a deferred tax liability of $2.1 million for India and Philippines subsidiary undistributed earnings of $11.7 million. With the exception of India and Philippines subsidiary earnings, we consider the remainder of our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S. based on our specific plans for reinvestment. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely reinvested. Federal income tax expense has been recognized on these reinvested foreign earnings as a result of the Tax Act. Determination of the amount of unrecognized deferred tax liability with respect to items such as foreign withholding taxes, state income tax expense or foreign exchange gain or loss on these reinvested foreign earnings is not practicable.
OMS is headquartered in Christiansted, St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. We refer to these benefits as “EDC benefits” as they are granted by the USVI Economic Development Commission. We were approved as a Category IIA service business, and are therefore entitled to receive benefits that may have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. The EDC benefits had no impact on our current foreign tax benefit in 2018 and 2017 because we are incurring current losses in the USVI and do not have carryback potential for these losses. As a result, no current benefit can be recognized for these losses. The impact of these EDC benefits decreased our current foreign tax benefit by $62.7 million related to 2016 USVI losses. The detriment of these EDC benefits on diluted earnings per share was $(0.51) for 2016.
Note 20 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For 2018, 2017 and 2016, we have excluded the effect of stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Years Ended December 31,
	2018	2017	2016
Loss from continuing operations, net of tax attributable to Ocwen common stockholders	$(72,181)	$(127,966)	$(199,762)
Income from discontinued operations, net of tax	1,409	—	—
Net loss attributable to Ocwen stockholders	$(70,772)	$(127,966)	$(199,762)

Weighted average shares of common stock outstanding - Basic and Diluted	133,703,359	127,082,058	123,990,700

Earnings (loss) per share - Basic and Diluted
Continuing operations	$(0.54)	$(1.01)	$(1.61)
Discontinued operations	$0.01	$—	$—
Total attributable to Ocwen stockholders	$(0.53)	$(1.01)	$(1.61)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	4,989,725	5,487,164	7,176,089
Market-based (2)	670,829	862,446	795,456

(1)
Includes stock options that are anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock, and stock awards that are anti-dilutive based on the application of the treasury stock method.

(2)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
Note 21 — Employee Compensation and Benefit Plans
We maintain defined contribution plans to provide post-retirement benefits to our eligible employees and non-contributory defined benefit pension plans which are frozen and cover certain former eligible employees. We also maintain additional incentive compensation plans for certain employees. We designed these plans to facilitate a pay-for-performance culture, further align the interests of our officers and key employees with the interests of our shareholders and to assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.
Defined Contribution Savings Plans
We maintain defined contribution savings plans for employees in the U.S (401(k) plans) and India (Provident Fund). We sponsor separate defined contribution plans for Ocwen, PHH Corporation and PHH Home Loans that provide certain eligible employees an opportunity to accumulate funds for retirement. Contributions of participating employees are matched on the basis specified by these plans. The employee match percentage ranges from 50% of each employee’s contributions, limited to

2%, to 100% of each eligible participant’s salary deferred up to 4% of such participant’s eligible compensation per pay period with maximum aggregate matching of $10,800 for 2018. For the Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary. Employers are not required to make contributions beyond this minimum.
Our contributions to these plans were $4.8 million, $5.3 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Defined Benefit Pension Plans
Ocwen and PHH sponsor non-contributory defined benefit pension plan for which benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. Both defined benefit pension plans are frozen, wherein the plans only accrue additional benefits for a limited number of employees and no additional employees are eligible for participation in the plans. On October 4, 2018, Ocwen assumed all benefit obligations associated with PHH’s defined benefit pension plan as a result of its completed acquisition of PHH.
The following table shows the total change in the benefit obligation, plan assets and funded status for the pension plans:

December 31, 2018
Benefit obligation	$49,122
Fair value of plan assets	36,439
Unfunded status recognized in Other liabilities	$(12,683)

Amounts recognized in Accumulated other comprehensive income	$3,422
The net periodic benefit cost related to the defined benefit pension plans is $0.4 million for the year ended December 31, 2018 and not significant for the years ended December 31, 2017 and 2016, respectively and is included in Other expenses.
As of December 31, 2018, future expected benefit payments to be made from the defined benefit pension plan’s assets, which reflect expected future service, is $2.7 million for the year ending December 31, 2019, $2.8 million for the years ending December 31, 2020 through 2021 and $2.7 million for the years ending December 31, 2022 through 2023. The expected benefit payments to be made for the subsequent five years ending December 31, 2024 through 2028 are $15.4 million.
Both Ocwen and PHH’s policy is to contribute amounts to the defined benefit pension plans sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws and additional amounts at their discretion. Our contributions to the Ocwen plan were $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. No contributions were required to be made to the PHH plan during the post-acquisition period ended December 31, 2018, and contributions are not expected to be significant for the year ended December 31, 2019.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2017 Performance Incentive Plan (the 2017 Equity Plan) are our primary incentive compensation plans for executives and other eligible employees. Previously issued equity awards remain outstanding under the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $20.5 million, $24.5 million and $25.5 million of compensation expense during 2018, 2017 and 2016, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan and the 2017 Equity Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards to employees. Effective with the approval of the 2017 Equity Plan by Ocwen shareholders on May 24, 2017, no new awards will be granted under the 2007 Equity Plan. The number of remaining shares available for award grants under the 2007 Equity Plan became available for award grants under the 2017 Equity Plan effective upon shareholder approval. At December 31, 2018, there were 7,917,804 shares of common stock remaining available for future issuance under these plans.
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

Total Award	100%

2016 - 2018 Awards:
Options:
Service Condition:
Time-based	9%	Ratably over three years (1/3 vesting on each of the first three anniversaries of the grant date).
Stock Units:
Service Condition:
Time-based	55	Over three years with 1/3 vesting on each of the first three anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	36
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

	Years Ended December 31,
Stock Options	2018		2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,708,655	$9.97	6,926,634	$9.88	7,151,225	$10.10
Granted (1)	348,385	3.66	—	—	—	—
Exercised (2)	—	—	—	—	(69,805)	5.81
Forfeited / Expired (4)	(4,964,441)	5.62	(217,979)	7.16	(154,786)	21.80
Outstanding at end of year (5)(6)	2,092,599	$19.22	6,708,655	$9.97	6,926,634	$9.88

Exercisable at end of year (5)(6)(7)	1,520,039	$21.29	6,234,830	$8.87	6,344,958	$8.71

(1)
Stock options granted in 2018 include 266,990 options awarded to Ocwen’s current Chief Executive Officer at an exercise price of $4.12 equal to the closing price of our common stock on the effective date of his employment, which was the closing date of the PHH acquisition.

(2)	The weighted average grant date fair value of stock options granted in 2018 was $2.63.

(3)	The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price was $0.1 million in 2016.

(4)	Includes 4,719,750 options which expired unexercised in 2018 because their exercise price was greater than the market price of Ocwen’s stock.

(5)
At December 31, 2018, 160,000 options with a market condition for vesting based on an average common stock trading price of $38.94, had not met their performance criteria. Outstanding and exercisable stock options at December 31, 2018 have a net aggregate intrinsic value of $0. A total of 870,939 market-based options were outstanding at December 31, 2018, of which 710,939 were exercisable.

(6)	At December 31, 2018, the weighted average remaining contractual term of options outstanding and options exercisable was 5.02 years and 3.87 years, respectively.

(7)	The total fair value of stock options that vested and became exercisable during 2018, 2017 and 2016, based on grant-date fair value, was $0.6 million, $0.7 million and $1.1 million, respectively.

	Years Ended December 31,
Stock Units	2018		2017		2016
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,753,918	$3.69	2,752,054	$3.91	835,730	$10.00
Granted (1)(2)	1,809,373	3.57	971,761	2.56	2,184,100	2.19
Vested (3)(4)	(796,856)	2.78	(896,272)	3.26	(26,666)	32.56
Forfeited/Cancelled (1)	(819,635)	4.57	(73,625)	2.20	(241,110)	6.17
Unvested at end of year (5)(6)	2,946,800	$3.75	2,753,918	$3.69	2,752,054	$3.91

(1)
Upon the resignation of Ocwen’s former Chief Executive Officer on June 30, 2018, 377,525 unvested stock units which would have been forfeited immediately were modified to allow continued vesting in accordance with the original terms. This had the equivalent effect of canceling the original award and granting a new award.

(2)	Stock units granted in 2018 include 983,010 units granted to Ocwen’s current Chief Executive Officer on the effective date of his employment, which was the closing date of the PHH acquisition.

(3)
The total intrinsic value of stock units vested, which is defined as the market value of the stock on the date of vesting, was $3.3 million, $4.6 million and $0.1 million for 2018, 2017 and 2016, respectively.

(4)	The total fair value of the stock units that vested during 2018, 2017 and 2016, based on grant-date fair value, was $2.2 million, $2.9 million and $0.9 million, respectively.

(5)
Excluding the 510,829 market-based stock awards that have not met their performance criteria, the net aggregate intrinsic value of stock awards outstanding at December 31, 2018 was $3.3 million. At December 31, 2018, 377,806, 40,000 and 93,023 stock units with a market condition for vesting based on an average common stock trading price of $16.26, $11.72 and $5.80 respectively, had not yet met the market condition.

(6)	At December 31, 2018, the weighted average remaining contractual term of share units outstanding was 2.46 years.
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
The following assumptions were used to value awards:

	Years Ended December 31,
	2018		2017	2016
	Black-Scholes	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	2.79% – 3.14%	1.15% – 1.18%	1.12% – 1.18%	1.12%
Expected stock price volatility (1)	67%	71% - 74%	71% - 77%	77%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years) (2)	8.5	(3)	(3)	(3)
Contractual life (in years)	N/A	N/A	N/A	N/A
Fair value	$1.53 - $2.96	$1.84 - $4.80	$2.00 - $4.80	$2.00

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

The following table sets forth equity-based compensation related to stock options and stock awards and the related excess tax benefit:

	Years Ended December 31,
	2018	2017	2016
Equity-based compensation expense
Stock option awards	$(368)	$1,457	$1,644
Stock awards	2,734	4,167	3,537
Excess tax benefit related to share-based awards	294	3,701	686
As of December 31, 2018, unrecognized compensation costs related to non-vested stock options amounted to $0.9 million, which will be recognized over a weighted-average remaining requisite service period of 2.56 years. Unrecognized compensation costs related to non-vested stock units as of December 31, 2018 amounted to $5.0 million, which will be recognized over a weighted-average remaining life of 2.46 years.
Note 22 — Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:
Servicing. This segment is primarily comprised of our core residential mortgage servicing business and currently accounts for most of our total revenues. We provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes conventional, government-insured and non-Agency loans. Non-Agency loans include subprime loans, which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent.
Lending. The Lending segment originates conventional and government-insured residential forward and reverse mortgage loans. The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. We originate loans directly with customers (retail channel) in forward lending as well as through our correspondent lending arrangements, broker relationships (wholesale) and retail channels of reverse mortgage lending. In 2017, we closed our forward correspondent lending channel and exited the forward wholesale lending business due to higher liquidity and capital requirements versus the available liquidity at the time. We wrote off the capitalized balance of software developed internally for the forward wholesale lending business and recorded a loss of $6.8 million in Other expenses in 2017. We continue to originate loans through our forward retail lending channel as well as through all three channels of reverse mortgage lending.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, discontinued operations and inactive entities, business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on corporate debt. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us. In January 2018, we decided to exit the ACS business and have liquidated our portfolio of inventory-secured loans to independent used car dealers.
We allocate a portion of interest income to each business segment, including interest earned on cash balances and short-term investments. We also allocate expenses incurred by corporate support services to each business segment.
Financial information for our segments is as follows:

Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Year Ended December 31, 2018
Revenue (1)	$951,224	$93,672	$18,149	$—	$1,063,045

Expenses (1)	772,467	82,906	77,123	—	932,496

Other income (expense):
Interest income	5,383	6,061	2,582	—	14,026
Interest expense	(214,172)	(6,639)	(54,230)	—	(275,041)
Bargain purchase gain	—		64,036		64,036
Gain on sale of mortgage servicing rights, net	1,325	—	—	—	1,325
Other, net (1)	(3,241)	966	(4,096)	—	(6,371)
Other income (expense), net	(210,705)	388	8,292	—	(202,025)

Income (loss) from continuing operations before income taxes	$(31,948)	$11,154	$(50,682)	$—	$(71,476)

Year Ended December 31, 2017
Revenue (1)	$1,041,290	$127,475	$25,811	$—	$1,194,576

Expenses (1)	716,384	128,058	154,203	—	998,645

Other income (expense):
Interest income	783	10,914	4,268	—	15,965
Interest expense	(293,595)	(13,893)	(55,750)	—	(363,238)
Gain on sale of mortgage servicing rights, net	10,537	—	—	—	10,537
Other, net (1)	4,049	(869)	(6,348)	—	(3,168)
Other income (expense), net	(278,226)	(3,848)	(57,830)	—	(339,904)

Income (loss) from continuing operations before income taxes	$46,680	$(4,431)	$(186,222)	$—	$(143,973)

Year Ended December 31, 2016
Revenue (1)	$1,247,159	$112,363	$27,646	$(5)	$1,387,163

Expenses (1)	910,577	114,199	198,483	(5)	1,223,254

Other income (expense):
Interest income	(109)	15,300	3,892	—	19,083
Interest expense	(357,413)	(14,398)	(40,772)	—	(412,583)
Gain on sale of mortgage servicing rights	8,492	—	—	—	8,492
Other, net (1)	15,812	1,065	(2,139)	—	14,738
Other income (expense), net	(333,218)	1,967	(39,019)	—	(370,270)

Income (loss) from continuing operations before income taxes	$3,364	$131	$(209,856)	$—	$(206,361)

Total Assets	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
December 31, 2018	$3,306,208	$5,603,481	$484,527	$—	$9,394,216

December 31, 2017	3,033,243	4,945,456	424,465	—	8,403,164

December 31, 2016	3,312,371	3,863,862	479,430	—	7,655,663

(1)	Inter-segment billings for services rendered to other segments are recorded as revenues, as contra-expense or as other income, depending on the type of service that is rendered.

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Year Ended December 31, 2018:
Depreciation expense	$4,601	$103	$22,498	$27,202
Amortization of debt discount	—	—	1,183	1,183
Amortization of debt issuance costs	—	—	2,921	2,921

Year Ended December 31, 2017:
Depreciation expense	$5,797	$194	$20,895	$26,886
Amortization of mortgage servicing rights	51,515	273	—	51,788
Amortization of debt discount	—	—	1,114	1,114
Amortization of debt issuance costs	—	—	2,738	2,738

Year Ended December 31, 2016:
Depreciation expense	$6,804	$228	$18,306	$25,338
Amortization of mortgage servicing rights	32,669	309	—	32,978
Amortization of debt discount	727	—	3,450	4,177
Amortization of debt issuance costs	13,455	—	12,207	25,662
Note 23 — Regulatory Requirements
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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the evolving regulatory environment in which we operate and to meet its requirements. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we could incur costs to comply with the terms of such resolutions, including, but not limited to, the costs of audits, reviews and third-party firms to monitor our compliance with such resolutions. We recognized $177.5 million in such third-party monitoring costs in connection with the 2013 Ocwen

National Mortgage Settlement, our 2014 settlement with the New York Department of Financial Services (NY DFS) and our 2015 settlement with the California Department of Business Oversight (CA DBO).
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These laws and regulations apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of, and interest payments on, escrow balances and escrow payment features and fees assessed on borrowers, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, including through CFPB interpretive bulletins and other regulatory pronouncements. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. Over the past decade, the general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers. New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
As further described below and in Note 25 — Contingencies, in recent years Ocwen has entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. For example, we have made various commitments relating to the process of moving loans off the REALServicing® servicing system and onto Black Knight MSP, we have engaged a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to the escrow of mortgage loan payments, we have revised various aspects of our complaint handling processes and we have extensive review and reporting obligations to various regulatory bodies with respect to various matters, including our financial condition. We devote significant management time and resources to compliance with these additional requirements. These requirements are generally unique to Ocwen and, while certain of our competitors may have entered into regulatory-related settlements of their own, our competitors are generally not subject to either the same specific or the same breadth of additional requirements to which we are subject.
Ocwen has various subsidiaries that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2018.
OLS, Homeward and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. See Note 25 — Contingencies for additional information relating to our recent interactions with Ginnie Mae as a result of the state regulatory actions discussed in that note. We believe we were in compliance with applicable net worth requirements at December 31, 2018. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements referenced above is based on the total assets of OLS, and the required net worth was $172.3 million at December 31, 2018.
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
New York Department of Financial Services. In March 2017, we entered into a consent order with the NY DFS (the 2017 NY Consent Order) that provided for the termination of the engagement of a monitor appointed pursuant to an earlier 2014 consent order and for us to address certain concerns raised by the NY DFS that primarily relate to our servicing operations, as well as for us to comply with certain reporting and other obligations. In addition, in connection with the NY DFS’ approval in September 2018, of our acquisition of PHH, we agreed to satisfy certain post-closing requirements, including reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto Black Knight MSP and certain requirements with respect to the evaluation and supervision of management of both Ocwen Financial Corporation and PHH Mortgage Corporation. In addition, we are prohibited from boarding any additional loans onto the current REALServicing system and we must transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also modified a preexisting restriction on our ability to acquire MSRs such that the restriction applies only to New York loans and, with respect to New York loans, provides that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year (based on the unpaid principal balance of loans serviced at the prior calendar year-end). This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs.
We continue to work with the NY DFS to address matters they continue to raise with us as well as to fulfill our commitments under the 2017 NY Consent Order and PHH acquisition conditional approval. To the extent that we fail to address adequately any concerns raised by the NY DFS or fail to fulfill our commitments to the NY DFS, the NY DFS could take regulatory action against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
California Department of Business Oversight. In January 2015, OLS entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination. In February 2017, we entered into another consent order with the CA DBO (the 2017 CA Consent Order) that terminated the 2015 CA Consent Order and resolved open matters between us and the CA DBO. We believe that we have completed those obligations of the 2017 CA Consent Order that have already come due, and we have so notified the CA DBO. We have certain remaining reporting and other obligations under the 2017 CA Consent Order. Pursuant to the 2017 CA Consent Order, the CA DBO has engaged a third-party administrator who, at the expense of the CA DBO, has commenced work to confirm that Ocwen has completed certain commitments under the 2017 CA Consent Order. Still outstanding, however, is our completion of $198.0 million in debt forgiveness for California borrowers by June 30, 2019. As of December 31, 2018, we estimate that we have approximately $15.0 million of debt forgiveness remaining to complete. Based on internal forecasting, we currently believe that we will be able to complete this requirement by June 30, 2019. However, if we are unable to complete this requirement by the deadline or obtain an extension, the 2017 CA Consent Order obligates us to pay the remaining amount to the CA DBO in cash. Our debt forgiveness activities take place as we modify loans - our loan modifications are designed to be sustainable for homeowners while providing a net present value for mortgage loan investors that is superior to that of foreclosure. Debt forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Debt forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer. If the CA DBO were to allege that we failed to comply with our obligations under the 2017 CA Consent Order or that we otherwise were in breach of applicable laws, regulations or licensing requirements, the CA DBO could also take regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
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

Note 24 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.4 billion at December 31, 2018. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $132.1 million and $18.1 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2018. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is received from HUD, typically within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO.
The timing and amount of our obligation with respect to MCA repurchases is uncertain as repurchase is dependent largely on circumstances outside of our control including the amount and timing of future draws and the status of the loan. MCA repurchases are expected to continue to increase due to the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount. Activity with regard to HMBS repurchases, including MCA repurchases, follows:

	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance, December 31, 2017	—	$—	137	$9,141	137	$9,141
Additions (1)	14	2,979	140	12,012	154	14,991
Recoveries, net (2)	(2)	(496)	(27)	(6,141)	(29)	(6,637)
Transfers	(2)	(436)	2	436	—	—
Changes in value	—	—	—	(615)	—	(615)
Ending balance, December 31, 2018	10	$2,047	252	$14,833	262	$16,880

(1)	Total repurchases during the year ended December 31, 2018, includes 59 loans totaling $11.4 million related to MCA repurchases.

(2)	Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
Active loan repurchases are classified as Accounts receivable as reimbursement from HUD is generally received within 60 days and are initially recorded at fair value. Inactive loan repurchases are classified as Loans held for sale and are initially recorded at fair value. Loans are reclassified to REO in Other assets or Accounts receivable as the loans move through the resolution process and permissible claims are submitted to HUD for reimbursement. Loans held for sale repurchased prior to October 1, 2018 are carried at the lower of cost or fair value. Accounts receivable is valued at net realizable value. REO is valued at the estimated value of the underlying property less cost to sell.
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

Our servicing system runs on an information technology system that we license from Altisource pursuant to a statement of work under the Technology Products Services Agreements. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, or if Altisource were to become unable to fulfill such obligations, our business and operations would suffer. We are currently in the process of transitioning to Black Knight MSP from REALServicing. On February 22, 2019, Ocwen and Altisource S.à r.l (a subsidiary of Altisource) signed a Binding Term Sheet, which among other things, confirms Altisource’s cooperation with the de-boarding of loans from Altisource’s REALServicing servicing system to Black Knight’s MSP servicing system. The Binding Term Sheet also includes provisions regarding assuring that data is accurately transferred to Ocwen, including Ocwen having the ability to verify data accuracy and having continued access to the REALServicing system for an acceptable period of time.
The Binding Term Sheet also amends certain provisions in the Services Agreements. After certain conditions have been met and where Ocwen has the right to select the services provider, Ocwen will use Altisource to provide the types of services that Altisource currently provides under the Services Agreements for at least 90% of services for all portfolios for which Ocwen is the servicer or subservicer, except that Altisource will be the provider for all such services for the portfolios: (i) acquired by Ocwen pursuant to loan servicing under agreements from Homeward (acquired in 2012) or assigned and assumed by Ocwen from Residential Capital, LLC, et al (assets acquired in 2013); and (ii) acquired from Ocwen, excluding certain portfolios in which PHH Corporation has an interest, by NRZ or its affiliates prior to the date of the Binding Term Sheet. Notwithstanding the foregoing, Altisource will be the provider of mortgage charge-off collections services under the Services Agreements. The Binding Term Sheet also sets forth a framework for negotiating additional service level changes in the future. As specified in the Binding Term Sheet, if Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to Altisource’s right to cure. For certain claims arising from referrals received by Altisource after the effective date of the Binding Term Sheet, the provisions include reciprocal indemnification obligations in the event of negligence by either Party and Altisource’s indemnification obligations of Ocwen in the event of any breach by Altisource of its obligations under the Services Agreements. The limitations of liability provisions include an exception for losses either party suffers as a result of third party claims.
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
Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2025 exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2019	$17,808
2020	16,674
2021	15,787
2022	13,971
2023	3,545
Thereafter	1,409
69,194
Less: Sublease income	(4,744)
Total minimum lease payments, net	$64,450
In connection with business acquisitions we completed in prior years, we assumed the obligation for the lease agreements associated with certain facilities. The rental commitments in the table above for operating leases include the remaining amounts due through the earlier of the lease expiration date or the early termination date. In connection with PHH acquisition, we assumed the obligation for the lease agreements associated with certain facilities. The minimum rental commitments in the table above include facility lease obligations of $7.7 million, $7.1 million, $6.9 million and $6.6 million for the years 2019, 2020, 2021 and 2022, respectively, related to agreements assumed in connection with the acquisition of PHH.
We converted rental commitments for our facilities outside the U.S. to U.S. dollars using exchange rates in effect at December 31, 2018. Rent expense for 2018, 2017 and 2016 was $16.0 million, $17.9 million and $20.0 million, respectively.

Note 25 — Contingencies
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
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience, claims related to ancillary products marketed and sold to borrowers, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience violate the Fair Debt Collection Practices Act (FDCPA), (2) we violated the Telephone Consumer Protection Act by using an automated telephone dialing system to call class members’ cell phones without their consent, (3) we committed securities fraud in connection with certain of our public disclosures, (4) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law, (5) the solicitation and marketing to borrowers of certain ancillary products was unfair and deceptive and (6) that we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $62.8 million at December 31, 2018. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2018.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC (N.D. Ala.). The plaintiffs are seeking statutory damages under the FDCPA, compensatory damages and injunctive relief. The presiding court previously ruled on Ocwen’s motions to dismiss, and Ocwen answered the operative complaint. Ocwen subsequently entered into an agreement in principle to resolve this matter, and in January 2019, the presiding court granted preliminary approval of the parties’ proposed class settlement. While Ocwen believes that it has sound legal and factual defenses, we agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. There can be no assurance that the court will finally approve the settlement. In the event the settlement is not finally approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen. Our accrual with respect to this matter is included in the $62.8 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
Ocwen has been named in putative class actions and individual actions related to its compliance with the TCPA. Generally, plaintiffs in these actions allege that Ocwen knowingly and willfully violated the TCPA by using an automated telephone dialing system to call class members’ cell phones without their consent. In July 2017, Ocwen entered into an agreement in principle to resolve two such putative class actions, which have been consolidated in the United States District Court for the Northern District of Illinois. See Snyder v. Ocwen Loan Servicing, LLC (N.D. Ill.); Beecroft v. Ocwen Loan Servicing, LLC (N.D. Ill.). Subject to final approval by the court, the settlement will include the establishment of a settlement fund to be distributed to impacted borrowers that submit claims for settlement benefits pursuant to a claims administration process.
While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. In October 2017, the court preliminarily approved the settlement and, thereafter, we paid the settlement amount into an escrow account held by the settlement administrator. However, in September 2018, the Court denied the motion for final approval. In November 2018, the parties engaged in mediation to address the issues raised by the Court in its denial order. The parties thereafter reached a revised agreement, and in January 2019, the Court indicated it intended to grant the parties’ renewed motion for final approval, but to date has not yet done so. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of these existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected.
We have previously disclosed the settlement of the consolidated securities fraud class action lawsuit that contained allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements, among other matters, in the United States District Court for the Southern District of Florida captioned In re Ocwen Financial Corporation Securities Litigation (S.D. Fla.) (such consolidated lawsuit, the Securities Class Action). In December 2017, the Court approved our settlement of this matter. Pursuant to the settlement, we paid $49.0 million (of which $14.0 million was recovered from insurance proceeds) and agreed to issue an aggregate of 2,500,000 shares of our common stock to members of the class and their counsel. Ocwen issued 625,000 of the shares in December 2017, and the remaining 1,875,000 shares in January 2018.
In March 2018 and April 2018, respectively, Ocwen was named as a defendant in two separate “opt-out” securities fraud actions brought on behalf of certain putative shareholders of Ocwen based on similar allegations to those contained in the Securities Class Action. See Brahman Partners et al. v. Ocwen Financial Corporation et al. (S.D. Fla.) and Owl Creek et al. v. Ocwen Financial Corporation et al. (S.D. Fla.). In February 2019, the parties entered into definitive settlement agreements to resolve both “opt-out” matters. The parties have alerted the presiding courts in both matters of their settlements, and the cases have been dismissed with prejudice. Our accrual with respect to these matters is included in the $58.2 million legal and regulatory accrual referenced above. While Ocwen believes that it has sound legal and factual defenses, we agreed to these settlements in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve.
We have previously disclosed that as a result of the federal and state regulatory actions taken in April 2017 and shortly thereafter, which are described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance, among other matters. Those lawsuits were consolidated in the United States District Court for the Southern District of Florida in the matter captioned Carvelli v. Ocwen Financial Corporation et al. (S.D. Fla.). In April 2018, the court in Carvelli granted our motion to dismiss, and dismissed the consolidated case with prejudice. Plaintiffs thereafter filed a notice of appeal, and that appeal remains pending. Ocwen and the other defendants intend to defend themselves vigorously. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of this existing lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. If additional lawsuits are filed, Ocwen intends to vigorously defend itself against such lawsuits. If our efforts to defend the existing lawsuit or any future lawsuit are not successful, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Over the past several years, lawsuits have been filed by RMBS trust investors alleging that the trustees and master servicers breached their contractual and statutory duties by (i) failing to require loan servicers to abide by their contractual obligations; (ii) failing to declare that certain alleged servicing events of default under the applicable contracts occurred; and (iii) failing to demand that loan sellers repurchase allegedly defective loans, among other things. Ocwen has received several letters from trustees and master servicers purporting to put Ocwen on notice that the trustees and master servicers may ultimately seek indemnification from Ocwen in connection with the litigations. Ocwen has not yet been impleaded into any of these cases, but it has produced and continues to produce documents to the parties in response to third-party subpoenas.
Ocwen has, however, been impleaded as a third-party defendant into five consolidated loan repurchase cases first filed against Nomura Credit & Capital, Inc. in 2012 and 2013. Ocwen is vigorously defending itself in those cases against allegations by the mortgage loan seller-defendant that Ocwen failed to inform its contractual counterparties that it had discovered defective loans in the course of servicing them and had otherwise failed to service the loans in accordance with accepted standards. Ocwen is unable at this time to predict the ultimate outcome of these matters, the possible loss or range of loss, if any, associated with the resolution of these matters or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, liquidity, financial condition and results of operations could be adversely affected.
In addition, several RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the RMBS investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. Previously, one such group of affiliated RMBS investors sought to direct one trustee to bring suit against Ocwen. The trustee declined to bring suit, and the RMBS investors instead brought suit against Ocwen directly. The trial court dismissed the RMBS investors’ suit with prejudice in 2018. The RMBS investors thereafter appealed the court’s dismissal, and on February 13, 2019, the appellate court affirmed the trial court’s dismissal. It is unknown whether the RMBS investors will attempt to further appeal this matter; Ocwen will continue to vigorously defend itself. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, financing activities, financial condition and results of operations.
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

CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. Our accrual with respect to this matter is included in the $62.8 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
In April 2017 and shortly thereafter, mortgage and banking regulatory agencies from 29 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. An additional state regulator brought legal action together with that state’s attorney general, as described below. In general, the regulatory actions took the form of orders styled as “cease and desist orders,” and we use that term to refer to all of the orders for ease of reference; for ease of reference we also include the District of Columbia as a state when we reference states below. All of the cease and desist orders were applicable to OLS, but additional Ocwen entities were named in some orders, including Ocwen Financial Corporation, OMS, Homeward, Liberty, OFSPL and Ocwen Business Solutions, Inc. (OBS).
We entered into agreements with all 29 states plus the District of Columbia to resolve these regulatory actions. These agreements generally contained the following key terms (the Multi-State Common Settlement Terms):

•	Ocwen would not acquire any new residential MSRs until April 30, 2018.

•
Ocwen would develop a plan of action and milestones regarding its transition from the REALServicing servicing system to an alternate servicing system and, with certain exceptions, would not board any new loans onto the REALServicing system.

•
In the event that Ocwen chose to merge with or acquire an unaffiliated company or its assets in order to effectuate a transfer of loans from the REALServicing system, Ocwen was required to comply with regulatory notice and waiting period requirements.

•
Ocwen would engage a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to escrow by testing approximately 9,000 loan files relating to residential real property in various states, and Ocwen would develop corrective action plans for any errors identified by the third-party auditor.

•	Ocwen would develop and submit for review a plan to enhance our consumer complaint handling processes.

•	Ocwen would provide financial condition reporting on a confidential basis as part of each state’s supervisory framework through September 2020.

In addition to the terms described above, Ocwen entered into settlements with certain states on different or additional terms, which include making additional communications with and for borrowers, certain restrictions, certain review, reporting and remediation obligations, and the following additional terms:

•	Ocwen agreed with the Connecticut Department of Banking to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Connecticut.

•
In its agreement with the Maryland Office of the Commissioner of Financial Regulation, Ocwen agreed to complete an independent management assessment and enterprise risk assessment and to a prohibition, with certain de minimis exceptions, on repurchases of our stock until December 7, 2018. Ocwen also agreed to make certain payments to Maryland, to provide remediation to certain borrowers in the form of cash payments or credits and to pay certain amounts only in the event we fail to comply with certain requirements under our agreement with Maryland.

•
Ocwen agreed with the Massachusetts Division of Banks to pay $1.0 million to the Commonwealth of Massachusetts Mortgage Education Trust. Ocwen and the Massachusetts regulatory agency also agreed on a schedule pursuant to which we will regain eligibility to acquire residential MSRs on Massachusetts loans (including loans originated by Ocwen) as it meets certain thresholds in its transition to a new servicing system. All restrictions on Massachusetts MSR acquisitions will be lifted when Ocwen completes the second phase of a three-phase data integrity audit which will be conducted by an independent third-party following completion of Ocwen’s servicing system transition. The first phase of this audit, which was required to be completed prior to transitioning any Massachusetts loans to a new servicing system, has already been completed.

•
Ocwen agreed with the Nebraska Department of Banking and Finance until April 30, 2019, to limit its growth through acquisition from correspondent relationships to no more than ten percent per year for Nebraska loans (based on the total number of loans held at the prior calendar year-end).

Accordingly, we have now resolved all of the administrative actions (but not all of the legal actions, which are described below) taken by state regulators in April 2017.
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including transferring loans to Black Knight MSP, developing and implementing certain enhancements to our consumer complaint process, engaging a third-party auditor who is currently performing escrow-related testing, and complying with our other information sharing and reporting obligations.
In April 2017 and shortly thereafter, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute.
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
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $62.8 million litigation and regulatory matters accrual referenced above. We will also incur costs complying with the terms of the settlements we have entered into, including in connection with the escrow review and transition to a new servicing system. For example, with respect to the escrow review, which is currently underway, we will incur remediation costs to the extent that errors are identified which require remediation. If we fail to comply with the terms of our settlements, additional administrative or legal regulatory actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
Certain of the state regulators’ cease and desist orders referenced a confidential supervisory memorandum of understanding (MOU) that we entered into with the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators, and six states relating to a servicing examination from 2013 to 2015. The MOU contained various provisions relating to servicing practices and safety and soundness aspects of the regulatory review, as a step toward closing the 2013 - 2015 examination. Ocwen responded to the MOU items and continues to provide certain reports and other information pursuant to the MOU. There were no monetary or other penalties imposed under the MOU. However, the MOU prohibited us from repurchasing stock during the development of a going forward plan and, thereafter, except as permitted by the plan. We prepared and submitted a plan that contained no stock repurchase restrictions and, therefore, we do not believe we are currently restricted from repurchasing stock. However, the MMC may not agree with our interpretation. For this reason, and on the basis of our progress to date responding to our obligations under the MOU, we have requested that the MOU be terminated. To the extent that we cannot terminate the MOU, we may remain subject to a share repurchase restriction and continued reporting obligations.
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
In April 2017, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to lender-placed insurance arrangements with a mortgage insurer and the amounts paid for such insurance. We understand that other servicers in the industry have received similar subpoenas. In May 2016, Ocwen received a subpoena from the Office of Inspector General of HUD requesting the production of documentation related to HECM loans originated by Liberty. We understand that other lenders in the industry have received similar subpoenas. In May 2017, Ocwen received a subpoena from the Office of the Special Inspector General for the Troubled Asset Relief Program requesting documents and information related to Ocwen’s participation from 2009 to the present in the Treasury Department’s Making Home Affordable Program and its HAMP. We have been providing documents and information in response to these subpoenas.
In July 2017, we received a letter from Ginnie Mae in which Ginnie Mae informed us that the state regulators’ cease and desist orders discussed above create a material change in Ocwen’s business status under Chapter 3 of the Ginnie Mae MBS Guide, and that Ginnie Mae had accordingly declared an event of default under Guaranty Agreements between Ocwen and Ginnie Mae. In the letter, Ginnie Mae notified Ocwen that it would forbear from immediately exercising any rights relating to this matter. In a letter dated August 1, 2018, Ginnie Mae informed us that, based on Ocwen’s progress resolving its state regulatory matters, Ginnie Mae considered the matter satisfied, subject to our compliance with ongoing reporting requirements relating to our state regulatory settlements and transition to Black Knight MSP.
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
At December 31, 2018 and 2017, we had outstanding representation and warranty repurchase demands of $51.3 million UPB (316 loans) and $30.8 million UPB (180 loans), respectively. Outstanding representation and warranty repurchase demands at December 31, 2018 include $32.3 million UPB (211 loans) assumed in connection with the acquisition of PHH. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$19,229	$24,285	$36,615
Provision for representation and warranty obligations	4,649	(1,371)	(4,060)
New production reserves	7,437	702	864
Obligation assumed in connection with the acquisition of PHH	27,736	—	—
Payments made in connection with sales of MSRs	—	—	(1,320)
Charge-offs and other (1)	(9,784)	(4,387)	(7,814)
Ending balance	$49,267	$19,229	$24,285

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2018.
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

Note 26 — Quarterly Results of Operations (Unaudited)

	Quarters Ended
	December 31, 2018 (1)	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$310,929	$238,278	$253,581	$260,257
Expenses	302,819	217,526	205,650	206,501
Other expense, net (2)	(15,873)	(61,025)	(76,336)	(48,791)
Income (loss) from continuing operations before income taxes	(7,763)	(40,273)	(28,405)	4,965
Income tax expense (benefit)	(4,012)	845	1,348	2,348
Income (loss) from continuing operations	(3,751)	(41,118)	(29,753)	2,617
Income from discontinued operations, net of income taxes	1,409	—	—	—
Net income (loss)	(2,342)	(41,118)	(29,753)	2,617
Net income attributable to non-controlling interests	—	(29)	(78)	(69)
Net income (loss) attributable to Ocwen stockholders	$(2,342)	$(41,147)	$(29,831)	$2,548

Earnings (loss) per share attributable to Ocwen stockholders - Basic and Diluted
Continuing operations	$(0.03)	$(0.31)	$(0.22)	$0.02
Discontinued operations	0.01	—	—	—
	$(0.02)	$(0.31)	$(0.22)	$0.02

(1)
The quarter ended December 31, 2018 includes the results of operations of PHH from the acquisition date of October 4, 2018 through December 31, 2018. See Note 2 — Business Acquisition for additional information.

(2)	Includes a bargain purchase gain, net of tax, of $64.0 million recognized during the quarter ended December 31, 2018 in connection with the acquisition of PHH.

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$276,770	$284,642	$311,300	$321,864
Expenses (1) (2)	168,303	273,479	280,480	276,383
Other expense, net (1)	(153,781)	(37,716)	(72,428)	(75,979)
Loss before income taxes	(45,314)	(26,553)	(41,608)	(30,498)
Income tax expense (benefit)	(51)	(20,418)	2,828	2,125
Net loss	(45,263)	(6,135)	(44,436)	(32,623)
Net loss (income) attributable to non-controlling interests	780	(117)	(71)	(101)
Net loss attributable to Ocwen stockholders	$(44,483)	$(6,252)	$(44,507)	$(32,724)

Loss per share attributable to Ocwen stockholders - Basic and Diluted
Continuing operations	$(0.34)	$(0.05)	$(0.36)	$(0.26)
Discontinued operations	$—	$—	$—	$—
	$(0.34)	$(0.05)	$(0.36)	$(0.26)

(1)
A benchmarking valuation assumption update related to our non-Agency MSRs carried at fair value resulted in an $84.4 million increase in value and reduction in related losses (reported in MSR valuation adjustments, net) during the quarter ended December 31, 2017. This reflected an upward trend in market pricing on non-Agency MSRs similar in profile to Ocwen’s portfolio. This valuation assumption update also resulted in a largely offsetting increase of $73.4 million in the value of the NRZ financing liability which was recognized as Interest expense.

(2)
Includes the recovery of $28.5 million of losses during the quarter ended December 31, 2017 related to a settlement of outstanding claims that arose from indemnification obligations in connection with our acquisition of MSRs and related servicing advances in 2013. We had recognized such losses on advances in prior periods and recorded the 2017 recovery in Servicing and origination expense.