Form 10-Q
period 2019-03-31
OCWEN FINANCIAL CORP
filed 2019-05-07
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	OCN	New York Stock Exchange (NYSE)
Number of shares of common stock outstanding as of May 1, 2019: 134,438,610 shares

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

•
the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover advances, repay borrowings, meet our MSR or other asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;

•	our ability to invest in MSRs or other assets at adequate risk-adjusted returns;

•	limits on our ability to repurchase our own stock as a result of regulatory settlements and other conditions;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	failure of our information technology and other security measures or breach of our privacy protections, including any failure to protect customers’ data;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to execute on our cost re-engineering efforts to reduce operating costs while minimizing disruption from our human capital and site closure initiatives;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	the dependence of our business on New Residential Investment Corp. (NRZ), our largest client and the source for a substantial portion of our advance funding for non-agency mortgage servicing rights;

•	our ability to timely transfer mortgage servicing rights under our agreements with NRZ and our ability to maintain our long-term relationship with NRZ;

•
our ability to successfully integrate PHH Corporation (PHH) and its business, and to realize the strategic objectives and other benefits of the acquisition at the time anticipated or at all, including our ability to integrate, maintain and enhance PHH’s servicing, subservicing and other business relationships, including its relationship with NRZ;

•	our ability to transition to the PHH servicing technology platform within the time and cost parameters anticipated and without significant disruptions to our customers and operations;

•	our ability to efficiently merge our primary licensed subsidiaries into PHH Mortgage Corporation (PMC) and reduce organizational complexity through our corporate reorganization initiatives;

•	the loss of the services of our senior managers and our ability to execute effective executive officer leadership transitions;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•	uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, GSEs, Ginnie Mae and trustees regarding loan put-backs, penalties and legal actions;

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets
Cash	$263,188	$329,132
Restricted cash (amounts related to variable interest entities (VIEs) of $16,499 and $20,968)	63,379	67,878
Mortgage servicing rights, at fair value	1,400,191	1,457,149
Advances, net	225,360	249,382
Match funded advances (related to VIEs)	868,720	937,294
Loans held for sale ($153,140 and $176,525 carried at fair value)	222,687	242,622
Loans held for investment, at fair value (amounts related to VIEs of $26,237 and $26,520)	5,753,154	5,498,719
Receivables, net	197,043	198,262
Premises and equipment, net	69,316	33,417
Other assets ($7,639 and $7,568 carried at fair value)(amounts related to VIEs of $2,214 and $2,874)	474,172	379,567
Assets related to discontinued operations	—	794
Total assets	$9,537,210	$9,394,216

Liabilities and Equity
Liabilities
HMBS-related borrowings, at fair value	$5,614,688	$5,380,448
Match funded liabilities (related to VIEs)	649,384	778,284
Other financing liabilities ($975,778 and $1,057,671 carried at fair value) (amounts related to VIEs of $24,562 and $24,815)	1,043,698	1,127,613
Other secured borrowings, net	436,982	382,538
Senior notes, net	448,143	448,727
Other liabilities ($4,209 and $4,986 carried at fair value)	832,721	703,636
Liabilities related to discontinued operations	—	18,265
Total liabilities	9,025,616	8,839,511

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 133,946,055 and 133,912,425 shares issued and outstanding at March 31, 2019 and December 31, 2018 respectively	1,339	1,339
Additional paid-in capital	555,046	554,056
Retained earnings (accumulated deficit)	(40,911)	3,567
Accumulated other comprehensive loss, net of income taxes	(3,880)	(4,257)
Total stockholders’ equity	511,594	554,705
Total liabilities and stockholders’ equity	$9,537,210	$9,394,216

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenue
Servicing and subservicing fees	$255,863	$222,138
Gain on loans held for sale, net	17,595	19,800
Other revenue, net	30,430	18,319
Total revenue	303,888	260,257

Expenses
MSR valuation adjustments, net	108,998	17,129
Compensation and benefits	94,696	78,075
Servicing and origination	28,698	31,418
Technology and communications	24,435	22,803
Occupancy and equipment	16,589	12,614
Professional services	3,441	37,770
Other expenses	3,248	6,692
Total expenses	280,105	206,501

Other income (expense)
Interest income	4,558	2,700
Interest expense	(70,445)	(50,810)
Bargain purchase gain	(285)	—
Other, net	1,305	(681)
Total other expense, net	(64,867)	(48,791)

Income (loss) before income taxes	(41,084)	4,965
Income tax expense	3,410	2,348
Net income (loss)	(44,494)	2,617
Net income attributable to non-controlling interests	—	(69)
Net income (loss) attributable to Ocwen stockholders	$(44,494)	$2,548

Income (loss) per share attributable to Ocwen stockholders
Basic	$(0.33)	$0.02
Diluted	$(0.33)	$0.02

Weighted average common shares outstanding
Basic	133,918,986	133,121,465
Diluted	133,918,986	134,606,929

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$(44,494)	$2,617

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	34	41
Change in unfunded pension plan obligation liability	337	—
Other	6	—
Comprehensive income (loss)	(44,117)	2,658
Comprehensive income attributable to non-controlling interests	—	(69)
Comprehensive income (loss) attributable to Ocwen stockholders	$(44,117)	$2,589

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at December 31, 2018	133,912,425	$1,339	$554,056	$3,567	$(4,257)	$—	$554,705
Net loss	—	—	—	(44,494)	—	—	(44,494)
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-02	—	—	—	16	—	—	16
Equity-based compensation and other	33,630	—	990	—	—	—	990
Other comprehensive income, net of income taxes	—	—	—	—	377	—	377
Balance at March 31, 2019	133,946,055	$1,339	$555,046	$(40,911)	$(3,880)	$—	$511,594

Balance at December 31, 2017	131,484,058	$1,315	$547,057	$(2,083)	$(1,249)	$1,834	$546,874
Net income	—	—	—	2,548	—	69	2,617
Cumulative effect of fair value election - Mortgage servicing rights	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of FASB Accounting Standards Update No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Issuance of common stock	1,875,000	19	5,700	—	—	—	5,719
Equity-based compensation and other	46,527	—	669	—	—	—	669
Other comprehensive income, net of income taxes	—	—	—	—	41	—	41
Balance at March 31, 2018	133,405,585	$1,334	$553,426	$76,887	$(1,208)	$1,903	$632,342

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(44,494)	$2,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
MSR valuation adjustments, net	108,998	17,129
Gain on sale of mortgage servicing rights, net	(369)	(958)
Provision for bad debts	9,170	15,336
Depreciation	8,551	6,527
Equity-based compensation expense	857	575
Gain on valuation of financing liability	(26,237)	(16,712)
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(23,487)	(8,975)
Gain on loans held for sale, net	(11,112)	(8,832)
Origination and purchase of loans held for sale	(304,182)	(358,078)
Proceeds from sale and collections of loans held for sale	305,322	383,734
Changes in assets and liabilities:
Decrease in advances and match funded assets	91,114	71,096
Decrease in receivables and other assets, net	23,627	57,949
Decrease in other liabilities	(36,755)	(68,128)
Other, net	(339)	6,131
Net cash provided by operating activities	100,664	99,411

Cash flows from investing activities
Origination of loans held for investment	(209,264)	(251,086)
Principal payments received on loans held for investment	104,630	82,719
Purchase of mortgage servicing rights	(48,641)	—
Proceeds from sale of mortgage servicing rights	868	123
Proceeds from sale of advances	1,070	4,286
Issuance of automotive dealer financing notes	—	(19,642)
Collections of automotive dealer financing notes	—	49,756
Additions to premises and equipment	(531)	(2,983)
Other, net	525	916
Net cash used in investing activities	(151,343)	(135,911)

Cash flows from financing activities
Repayment of match funded liabilities, net	(128,900)	(198,022)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	616,891	801,155
Repayment of mortgage loan warehouse facilities and other secured borrowings	(727,711)	(964,104)
Proceeds from issuance of additional senior secured term loan (SSTL)	119,100	—
Repayment of SSTL borrowings	(6,358)	(4,188)
Payment of debt issuance costs related to SSTL	(1,284)	—
Proceeds from sale of mortgage servicing rights accounted for as a financing	577	279,586
Proceeds from sale of reverse mortgages (HECM loans) accounted for as a financing (HMBS-related borrowings)	210,563	222,825
Repayment of HMBS-related borrowings	(102,389)	(80,811)
Other, net	(253)	(74)
Net cash (used in) provided by financing activities	(19,764)	56,367

Net increase (decrease) in cash and restricted cash	(70,443)	19,867
Cash and restricted cash at beginning of year	397,010	302,560
Cash and restricted cash at end of period	$326,567	$322,427

Supplemental non-cash investing and financing activities
Issuance of common stock in connection with litigation settlement	$—	$5,719
Recognition of gross right-of-use asset and lease liability upon adoption of FASB Accounting Standards Update No. 2016-02:
Right-of-use asset	66,231	—
Lease liability	66,247	—
Transfers of loans held for sale to real estate owned	1,791	1,195
The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sums to the total of the same such amounts reported in the unaudited consolidated statements of cash flows:

	March 31, 2019	March 31, 2018
Cash	$263,188	$285,653
Restricted cash and equivalents:
Debt service accounts	22,087	27,496
Other restricted cash	41,292	9,278
Total cash and restricted cash reported in the statements of cash flows	$326,567	$322,427

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
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
Ocwen owns all of the common stock of its primary operating subsidiary, Ocwen Mortgage Servicing, Inc. (OMS) and PHH Corporation (PHH), and directly or indirectly owns all of the outstanding stock of its other primary operating subsidiaries: Ocwen Loan Servicing, LLC (OLS), PHH Mortgage Corporation (PMC), Ocwen Financial Solutions Private Limited (OFSPL) and Liberty Home Equity Solutions, Inc. (Liberty).
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
We had a total of approximately 7,000 employees at March 31, 2019 of which approximately 4,000 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, nearly 80% were engaged in supporting our loan servicing operations as of March 31, 2019.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to profitability in the shortest timeframe possible within an appropriate risk and compliance environment. We believe our acquisition of PHH provided us with the opportunity to transform into a stronger, more efficient company better able to serve our customers and clients, and positioned us for a return to growth and profitability. See Note 2 – Business Acquisition for additional information regarding the acquisition of PHH.
Now that we have consummated our acquisition of PHH, if we can execute on our five key initiatives, we believe we will drive stronger financial performance.
First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP). From the date of acquisition through April 30, 2019, we have transferred approximately 470,000 loans to Black Knight MSP. We expect to complete the transfer of the rest of the portfolio in the second quarter of 2019.
Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process. Our cost re-engineering plans address organizational, process and control redesign, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. As part of our cost re-engineering plans, we expect to reduce total staffing levels significantly and to close a number of our U.S. facilities. We believe these steps are necessary in order to drive stronger financial performance and, in the longer term, simplify our operations.
We anticipate that a substantial portion of our expense reductions, and the related re-engineering costs, will be realized in the second half of 2019 following the completion of the transition onto the Black Knight MSP servicing system and the completion of the mergers of our primary operating entities into PMC. We successfully completed the first phase of our entity mergers during the quarter, merging Homeward Residential Inc. into PMC, with PMC being the surviving corporation. We are planning to complete the merger of OLS into PMC, with PMC being the surviving corporation, during the second quarter of 2019.
Third, we must replenish our servicing portfolio through expanding our lending business and permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets and return to a focus on growth. During the quarter we closed MSR acquisitions with $4.9 billion unpaid principal balance (UPB) and, as of March 31, 2019, have been awarded approximately $25.5 billion UPB in connection with acquisitions that are expected to close in the second quarter of 2019, subject to negotiation and execution of purchase documentation and satisfaction of customary closing conditions. Our goal is to maintain, at a minimum, a servicing portfolio of at least $260.0 billion in UPB.
Fourth, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our growth and other initiatives. On March 18, 2019, we increased our Senior Secured Term Loan (SSTL) by $120.0 million, providing incremental liquidity to address maturing debt assumed in the PHH acquisition. In the second quarter, we are planning to establish financing facilities secured by existing and purchased MSRs that will initially provide up to $300.0 million in committed borrowings and fund the majority of the initial capital we believe is needed to support our 2019 growth initiatives.
Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. Our business, operating results and financial condition have been significantly impacted in recent periods by regulatory actions against us and by significant litigation matters. Should the number or scope of regulatory or legal actions against us increase or expand or should we be unable to reach reasonable resolutions in existing regulatory and legal matters, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected, even if we are successful in our ongoing efforts to drive stronger financial performance. See Note 19 – Regulatory Requirements and Note 21 – Contingencies for further information.
Our ability to execute on our key initiatives is not certain and is dependent on the successful execution of several complex actions, including the Black Knight MSP conversion, entity mergers, U.S. facilities consolidation and organizational redesign and headcount reductions, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our cost re-engineering efforts. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
Regarding the current maturities of our borrowings, as of March 31, 2019 we have approximately $720.4 million of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. If a lender were to allege an event of default and we are unable to avoid, remedy or secure a waiver of such alleged default, we could be subject to adverse actions by our lenders that could have a material adverse impact on us. In addition, OLS, PMC and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. To the extent these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. See Note 13 – Borrowings, Note 19 – Regulatory Requirements and Note 21 – Contingencies for further information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Reclassifications
Within the Other income (expense) section of the unaudited statement of operations for the three months ended March 31, 2018, we reclassified Gain on sale of mortgage servicing rights, net of $1.0 million to Other, net to conform to the current year presentation.
Certain amounts in the unaudited consolidated statement of cash flows for the three months ended March 31, 2018 have been reclassified to conform to the current year presentation as follows:

•	Within the Cash flows from operating activities section, we reclassified Amortization of debt issuance costs of $0.7 million to Other, net.

•
Within the Cash flows from financing activities section, we reclassified repayments of the SSTL of $4.2 million from Repayment of mortgage loan warehouse facilities and other secured borrowings to a new separate line item (Repayment of SSTL borrowings).

These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
Recently Adopted Accounting Standards
Leases (Accounting Standards Update (ASU) 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01)
This ASU requires a lessee to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet, regardless of whether the lease is classified as a finance or operating lease.
We adopted the new leasing guidance on January 1, 2019, and we elected practical expedients permitted by the new standard which provided us transition relief when assessing leases that commenced prior to the adoption date, including determining whether existing contracts are or contain leases, the classification of such leases as operating or financing, and the accounting for initial direct costs.

The adoption resulted in the recognition of a cumulative-effect adjustment to the opening balance of Retained earnings, the recognition of a gross ROU asset and lease liability, and the reclassification of existing balances for our leases as follows:

	Balances as of December 31, 2018 (1)	Recognition of Gross ROU Asset and Lease Liability	Reclassification of Existing Balances	Balances January 1, 2019 after Transition Adjustments (2)
Premises and Equipment:
Right-of-use assets	$—	$66,231	$(21,438)	$44,793
Other Assets:
Prepaid expenses (rent)	977	—	(977)	—
Other Liabilities:
Liability for lease abandonments and deferred rent	(5,498)	—	5,498	—
Lease liability	—	(66,247)	977	65,270
Liabilities related to discontinued operations:
Liability for lease abandonments (3)	(15,940)	—	15,940	—
Retained Earnings:
Cumulative effect of adopting ASU 2016-02	—	16	—	16

(1)	Represents amounts related to leases impacted by the adoption of this ASU that were included in our December 31, 2018 consolidated balance sheet.

(2)
ROU assets as of January 1, 2019 after transition adjustments includes $30.4 million related to premises located in the U.S., $13.6 million related to premises located in India and the Philippines, and $0.7 million related to equipment.

(3)	Represents lease impairments recognized by PHH prior to the acquisition.
Our leases include non-cancelable operating leases for premises and equipment with maturities extending to 2025, exclusive of renewal option periods. At lease commencement date, we estimate the ROU assets and lease liability at present value using our estimated incremental borrowing rate of 7.5%. We elected to recognize ROU assets and lease liabilities that arise from short-term leases. A maturity analysis of our lease liability as of March 31, 2019 is summarized as follows:

Annual obligation for the twelve months ended March 31,
2020	$17,914
2021	16,227
2022	15,467
2023	11,431
2024	2,400
Thereafter	1,235
64,674
Less: Adjustment to present value	(4,617)
Total minimum lease payments, net	$60,057
Restricted cash includes a $23.2 million deposit as collateral for an irrevocable standby letter of credit issued in connection with one of our leased facilities. This letter of credit requirement under the terms of the lease agreement is primarily the result of PHH not meeting certain credit rating criteria prior to the acquisition. The required amount of the letter of credit will be reduced each month beginning in January 2021 through the lease expiration on December 31, 2022.
Subsequent to the adoption, we amortize the balance of the ROU assets and interest on the lease liability and report in Occupancy and equipment expense on our unaudited consolidated statements of operations. Our lease liability is reduced as we make cash payments on our lease obligations. Our ROU lease assets will be evaluated for impairment, in accordance with ASC 360, Premises and Equipment, at each reporting date.

Note 2 – Business Acquisition
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
Purchase Price Allocation
The purchase price allocation provided in the table below reflects the fair value of assets acquired and liabilities assumed in the acquisition of PHH, with the excess of total identifiable net assets over total consideration paid recorded as a bargain purchase gain. Independent valuation specialists conducted analyses to assist management in determining the fair value of certain acquired assets and assumed liabilities. Management is responsible for these third-party valuations and appraisals. The methodologies that we use and key assumptions that we made to estimate the fair value of the acquired assets and assumed debt are described in Note 5 – Fair Value.
In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (not to exceed one year from the acquisition date). Because the measurement period is still open, certain fair value estimates may change once all information necessary to make a final fair value assessment has been received.

Purchase Price Allocation	October 4, 2018	Adjustments	Revised
Cash	$423,088	$—	$423,088
Restricted cash	38,813	—	38,813
Mortgage servicing rights	518,127	—	518,127
Advances, net	96,163	—	96,163
Loans held for sale	42,324	358	42,682
Receivables, net	46,838	—	46,838
Premises and equipment, net	15,203	—	15,203
Real estate owned	3,289	—	3,289
Other assets	6,293	—	6,293
Assets related to discontinued operations	2,017	—	2,017
Financing liabilities (MSRs pledged, at fair value)	(481,020)	—	(481,020)
Other secured borrowings, net	(27,594)	—	(27,594)
Senior notes, net (Senior unsecured notes)	(120,624)	—	(120,624)
Accrued legal fees and settlements	(9,960)	—	(9,960)
Other accrued expenses	(36,889)	—	(36,889)
Loan repurchase and indemnification liability	(27,736)	—	(27,736)
Unfunded pension liability	(9,815)	—	(9,815)
Other liabilities	(34,131)	(643)	(34,774)
Liabilities related to discontinued operations	(21,954)	—	(21,954)
Total identifiable net assets	422,432	(285)	422,147
Total consideration paid to seller	(358,396)	—	(358,396)
Bargain purchase gain	$64,036	$(285)	$63,751
We acquired tax attributes, including the estimated future tax benefit of U.S. federal net operating losses (NOLs) valued at $30.2 million, state NOLs valued at $50.3 million and state tax credits of $9.2 million on the acquisition date. All of the acquired tax attributes were fully offset by a valuation allowance. All of these attributes are subject to annual limitations with regard to future utilization under Sections 382 and 383 of the Internal Revenue Code or the comparable provisions of state law. Accordingly, as of December 31, 2018, Ocwen combined had U.S. federal NOLs valued at $58.2 million, USVI NOLs valued at $3.1 million, state NOLs valued at $50.3 million and state tax credits of $9.2 million, all of which were fully offset by a valuation allowance. All of these attributes are subject to the provisions of Sections 382 and 383 of the Internal Revenue Code

or the comparable provisions of foreign and state law. All of the attributes are subject to further potential annual limitations in the event of additional ownership changes in the future.
Pro Forma Results of Operations
The pro forma consolidated results presented below are not indicative of what Ocwen’s consolidated results would have been had we completed the acquisition on the date indicated due to a number of factors, including but not limited to expected reductions in servicing, origination and overhead costs through the realization of targeted cost synergies and improved economies of scale, the impact of incremental costs to integrate the two companies and differences in servicing practices and cost structures between Ocwen and PHH. In addition, the pro forma consolidated results do not purport to project combined future operating results of Ocwen and PHH nor do they reflect the expected realization of any cost savings associated with the acquisition of PHH.
The following table presents supplemental pro forma information for Ocwen for the three months ended March 31, 2018 as if the PHH Acquisition occurred on January 1, 2017. Pro forma adjustments include:

•	Fair value adjustments include a reduction of $5.7 million to conform the accounting for MSRs to the valuation policies of Ocwen related to acquired MSRs;

•
Adjust interest expense for a total net impact of $2.3 million. The pro forma adjustment primarily pertains to fair value adjustments of $2.6 million related to the assumed MSR secured liability using valuation assumptions consistent with Ocwen's methodology;

•	Report the bargain purchase gain of $64.0 million as if the acquisition had occurred in 2017 rather than 2018;

•	Report Ocwen and PHH acquisition-related charges of $3.7 million for professional services as if they had been incurred in 2017 rather than 2018;

•	Adjust depreciation expense to amortize internally developed software acquired from PHH on a straight-line basis for the years presented based on a useful life of three years;

•
Adjust revenue for a total net impact of $33.9 million which primarily includes increasing servicing and subservicing fees by $44.8 million to gross up activity related to PHH MSRs sold accounted for as secured borrowings, and reclassifying $12.4 million to MSR valuation adjustments, net in expenses, consistent with Ocwen’s presentation. The offset to these adjustments are expenses, interest income and interest expense, with no net effect on earnings.

•
Income tax benefit of $0.9 million based on management’s estimate of the blended applicable statutory tax rates and observing the continued need for a valuation allowance. The net income tax benefit recorded as a result of pro forma adjustments represents lower current federal tax under the new base erosion and anti-abuse tax (BEAT) provision of the 2017 Tax Cuts and Jobs Act (Tax Act) assuming Ocwen and PHH would file a consolidated federal tax return beginning January 1, 2017.  The pro forma tax adjustments contemplate the effects of the Tax Act.

Revenues	$344,522
Net loss from continuing operations	$(11,201)
Note 3 – Cost Re-engineering Plan
In February 2019, we announced our intention to execute cost re-engineering opportunities in order to drive stronger financial performance and, in the longer term, simplify our operations. Our cost re-engineering plans extend beyond eliminating redundant costs through the integration process and address organizational, process and control redesign, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Costs estimated for this plan include severance, retention and other incentive awards, facilities-related costs and other costs to execute the reorganization.
The following is a summary of expenses incurred to-date, including an estimate of remaining and total plan costs:

	Three Months Ended March 31, 2019
	Employee-related	Facility-related	Other	Total
Costs incurred in current year:
First quarter (1)	$19,163	$—	$2,973	$22,136
Estimate of remaining costs (2)	20,837	7,000	15,027	42,864
Total plan costs	$40,000	$7,000	$18,000	$65,000

(1)
The above expenses were all incurred within the Corporate Items and Other segment. Employee-related costs and facility-related costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the unaudited consolidated statements of operations.

(2)	We expect to incur the remaining plan costs within the year ending December 31, 2019.
The following table provides a summary of the aggregate activity of the liability for the re-engineering plan costs:

	Three Months Ended March 31, 2019
	Employee-related	Facility-related	Other	Total
Beginning balance	$—	$—	$—	$—
Charges	19,163	—	2,973	22,136
Payments	(2,600)	—	(1,747)	(4,347)
Ending balance	$16,563	$—	$1,226	$17,789
Note 4 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into two groups: (1) securitizations of residential mortgage loans and (2) financings of advances.
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
Transfers of Forward Loans
We sell or securitize forward loans that we originate or purchase from third parties, generally in the form of mortgage-backed securities guaranteed by the GSEs or Ginnie Mae. Securitization typically occurs within 30 days of loan closing or purchase. We act only as a fiduciary and do not have a variable interest in the securitization trusts. As a result, we account for these transactions as sales upon transfer.
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2019	2018
Proceeds received from securitizations	$242,960	$377,499
Servicing fees collected	15,918	10,348
Purchases of previously transferred assets, net of claims reimbursed	(904)	(2,170)
	$257,974	$385,677
In connection with these transfers, we retained MSRs of $0.8 million and $2.4 million during the three months ended March 31, 2019 and 2018, respectively, which are reported in Gain on loans held for sale, net in the unaudited consolidated statements of operations. See Note 6 – Loans Held for Sale for additional information regarding gains or losses on the transfer of loans held for sale.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or guarantor for losses incurred due to material breach of contractual representations and warranties.

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	March 31, 2019	December 31, 2018
Carrying value of assets
MSRs, at fair value	$123,448	$132,774
Advances and match funded advances	150,136	138,679
UPB of loans transferred (1)	15,147,575	15,600,971
Maximum exposure to loss	$15,421,159	$15,872,424

(1)
Represents UPB of loans we transferred for which we continue to act as servicer or subservicer. Our maximum exposure to loss from transferred loans cannot be estimated because we do not service all of the loans for which we have provided representations and warranties.

At March 31, 2019 and December 31, 2018, 8.1% and 8.3%, respectively, of the transferred residential loans that we service were 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained or we sell the loans to third parties with servicing rights released. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as financings. Under this accounting treatment, the HECM loans are classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Other revenue, net in our unaudited consolidated statements of operations.
At March 31, 2019 and December 31, 2018, Loans held for investment included $70.4 million and $68.4 million, respectively, of originated loans which had not yet been pledged as collateral. See Note 5 – Fair Value and Note 13 – Borrowings for additional information.
Financings of Advances
Match funded advances result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because we have determined that Ocwen is the primary beneficiary of the SPE. These SPEs issue debt supported by collections on the transferred advances, and we refer to this debt as Match funded liabilities.
We make transfers to these SPEs in accordance with the terms of our advance financing facility agreements. Debt service accounts require us to remit collections on pledged advances to the trustee within two days of receipt. Collected funds that are not applied to reduce the related match funded debt until the payment dates specified in the indenture are classified as debt service accounts within Restricted cash in our unaudited consolidated balance sheets. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest, as well as amounts set aside as required by our warehouse facilities as security for our obligations under the related agreements. The funds are held in interest earning accounts and those amounts related to match funded facilities are held in the name of the SPE created in connection with the facility.
We classify the transferred advances on our unaudited consolidated balance sheets as a component of Match funded advances and the related liabilities as Match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the advance financing SPEs are comprised solely of Match funded advances, Debt service accounts, Match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our unaudited consolidated balance sheets.
Mortgage-Backed Securitizations
The table below presents the carrying value and classification of the assets and liabilities of two consolidated mortgage-backed securitization trusts included in our unaudited consolidated balance sheets as a result of residual securities issued by the trust that we acquired during 2018.

	March 31, 2019	December 31, 2018
Loans held for investment, at fair value - Restricted for securitization investors	$26,237	$26,520
Financing liability - Owed to securitization investors, at fair value	24,562	24,815
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
Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual securities of the trusts, our MSRs and related advances. At March 31, 2019, MSRs of $0.2 million and our $1.7 million investment in the residual securities of the trusts were eliminated in consolidation. Advances outstanding at March 31, 2019 were $1.2 million.
Note 5 – Fair Value
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
We have elected to fair value future draw commitments for HECM loans purchased or originated after December 31, 2018. The estimated fair value is included in Loans held for investment on our unaudited consolidated balance sheets with changes in fair value recognized in Other revenue, net in our unaudited consolidated statements of operations. The value of future draw commitments for HECM loans purchased or originated before January 1, 2019 will be recognized over time as such future draws are securitized or sold.
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		March 31, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a)	2	$153,140	$153,140	$176,525	$176,525
Loans held for sale, at lower of cost or fair value (b)	3	69,547	69,547	66,097	66,097
Total Loans held for sale		$222,687	$222,687	$242,622	$242,622

		March 31, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$5,726,917	$5,726,917	$5,472,199	$5,472,199
Loans held for investment - Restricted for securitization investors (a)	3	26,237	26,237	26,520	26,520
Total loans held for investment		$5,753,154	$5,753,154	$5,498,719	$5,498,719

Advances (including match funded) (c)	3	$1,094,080	$1,094,080	$1,186,676	$1,186,676
Receivables, net (c)	3	197,043	197,043	198,262	198,262
Mortgage-backed securities (a)	3	1,786	1,786	1,502	1,502
U.S. Treasury notes (a)	1	1,068	1,068	1,064	1,064
Corporate bonds (a)	2	446	446	450	450

Financial liabilities:
Match funded liabilities (c)	3	$649,384	$649,121	$778,284	$776,485
Financing liabilities:
HMBS-related borrowings (a)	3	$5,614,688	$5,614,688	$5,380,448	$5,380,448
Financing liability - MSRs pledged (a)	3	951,216	951,216	1,032,856	1,032,856
Financing liability - Owed to securitization investors (a)	3	24,562	24,562	24,815	24,815
Other (c)	3	67,920	51,980	69,942	53,570
Total Financing liabilities		$6,658,386	$6,642,446	$6,508,061	$6,491,689
Other secured borrowings:
Senior secured term loan (c) (d)	2	$338,943	$344,710	$226,825	$227,449
Other (c)	3	98,039	98,039	155,713	155,713
Total Other secured borrowings		$436,982	$442,749	$382,538	$383,162

Senior notes:
Senior unsecured notes (c) (d)	2	$119,224	$115,657	$119,924	$119,258
Senior secured notes (c) (d)	2	328,919	315,261	328,803	306,889
Total Senior notes		$448,143	$430,918	$448,727	$426,147

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a)	2	$3,982	$3,982	$3,871	$3,871
Forward mortgage-backed securities (a)	1	(4,126)	(4,126)	(4,983)	(4,983)
Interest rate caps (a)	3	276	276	678	678

Mortgage servicing rights (a)	3	$1,400,191	$1,400,191	$1,457,149	$1,457,149

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not measured, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 13 – Borrowings for additional information.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Three months ended March 31, 2019
Beginning balance	$5,472,199	$(5,380,448)	$26,520	$(24,815)	$1,502	$(1,032,856)	$678	$1,457,149
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	(577)	—	55,920
Issuances	209,264	(210,563)	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	(567)
Settlements	(104,630)	102,389	(283)	253	—	50,129	—	(3,313)
Transfers (to) from:
Loans held for sale, at fair value	(396)	—	—	—	—	—	—	—
Other assets	(119)	—	—	—	—	—	—	—
Receivables, net	(68)	—	—	—	—	—	—	—
	104,051	(108,174)	(283)	253	—	49,552	—	52,040
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value (1)	150,667	(126,066)	—	—	284	26,237	(402)	(108,998)
Calls and other	—	—	—	—	—	5,851	—	—
Included in Other comprehensive income	—	—			—	—	—	—
	150,667	(126,066)	—	—	284	32,088	(402)	(108,998)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$5,726,917	$(5,614,688)	$26,237	$(24,562)	$1,786	$(951,216)	$276	$1,400,191

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Three months ended March 31, 2018
Beginning balance	$4,715,831	$(4,601,556)	$1,592	$(508,291)	$2,056	$671,962
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	2,378
Issuances	251,086	(222,825)	—	(279,586)	—	(1,758)
Sales	—	—	—	—	—	(131)
Settlements	(82,719)	80,811	—	54,547	(371)	—
Transfers (to) from:
MSRs carried at amortized cost, net of valuation allowance	—	—	—	—	—	418,925
Loans held for sale, at fair value	(184)	—	—	—	—	—
Other assets	(104)	—	—	—	—	—
Receivables, net	(50)	—	—	—	—	—
	168,029	(142,014)	—	(225,039)	(371)	419,414
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value	104,291	(94,623)	87	16,712	181	(17,129)
Calls and other	—	—	—	694	—	—
Included in Other comprehensive income	—	—	—	—	—	—
	104,291	(94,623)	87	17,406	181	(17,129)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$4,988,151	$(4,838,193)	$1,679	$(715,924)	$1,866	$1,074,247

(1)
The Change in fair value adjustments on Loans held for investment for the three months ended March 31, 2019 include $2.9 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018.

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
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications and loan resolution activity as part of our contractual obligations as the servicer of the loans. These loans are classified as loans held for sale at the lower of cost or fair value, in the case of modified loans, as we expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations. The fair value of these loans is estimated using published forward Ginnie Mae prices. Loans repurchased in connection with loan resolution activities are modified or otherwise remediated through loss mitigation activities or are reclassified to receivables. Because these loans are insured or guaranteed by the FHA or VA, the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim.
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
Loans Held for Investment
Loans Held for Investment - Reverse Mortgages
We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans purchased or originated after December 31, 2018. Significant assumptions include expected prepayment and delinquency rates and cumulative loss curves. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated reverse mortgage loans, expected duration of the asset and current market interest rates.

Significant valuation assumptions	March 31, 2019	December 31, 2018
Life in years
Range	3.2 to 7.5	3.0 to 7.6
Weighted average	6.0	5.9
Conditional repayment rate
Range	6.8% to 36.1%	6.8% to 38.4%
Weighted average	14.4%	14.7%
Discount rate	3.1%	3.4%
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

Fair Value MSRs
MSRs carried at fair value are classified within Level 3 of the valuation hierarchy. The fair value is equal to the mid-point of the range of prices provided by third-party valuation experts, without adjustment, except in the event we have a potential or completed sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is disclosed at the estimated sale price. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and are contemplated along with other market-based transactions in their model validation.
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

Significant valuation assumptions	March 31, 2019		December 31, 2018
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	9.8%	15.4%	8.5%	15.4%
Weighted average delinquency rate	6.5%	27.2%	6.6%	27.1%
Advance financing cost	5-year swap	5-yr swap plus 2.75%	5-year swap	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.0%	12.7%	9.1%	12.8%
Weighted average cost to service (in dollars)	$89	$297	$90	$297
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of March 31, 2019 given 10% and 20% hypothetical shifts in prepayment speeds and interest rate assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(127,188)	$(245,678)
Weighted average discount rate	(39,816)	(77,754)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at March 31, 2019 are increased prepayment speeds and an increase in the yield assumption.
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
Match Funded Liabilities
For match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We assume the notes are refinanced at the end of their revolving periods, consistent with how we manage our advance facilities.
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

Significant valuation assumptions	March 31, 2019	December 31, 2018
Life in years
Range	3.2 to 7.5	3.0 to 7.6
Weighted average	6.0	5.9
Conditional repayment rate
Range	6.8% to 36.1%	6.8% to 38.4%
Weighted average	14.4%	14.7%
Discount rate	3.1%	3.3%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged (Rights to MSRs)
We have elected to measure these borrowings at fair value. We recognize the proceeds received in connection with Rights to MSRs transactions as a secured borrowing that we account for at fair value. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs is determined using the mid-point of the range of prices provided by third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR. Because we measure all MSRs at fair value, changes in the Financing Liability - MSRs Pledged value are partially offset by changes in the fair value of the related MSRs. See Note 10 — Rights to MSRs for additional information.

Significant valuation assumptions	March 31, 2019	December 31, 2018
Weighted average prepayment speed	14.3%	13.9%
Weighted average delinquency rate	20.3%	20.3%
Advance financing cost	5-year swap plus 0% to 2.75%	5-year swap plus 0% to 2.75%
Interest rate for computing float earnings	5-year swap minus 0% to 0.50%	5-year swap minus 0% to 0.50%
Weighted average discount rate	11.9%	12.0%
Weighted average cost to service (in dollars)	$233	$234
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
Financing Liability – Owed to Securitization Investors
Consists of securitization debt certificates due to third parties that represent beneficial ownership interests in mortgage-backed securitization trusts that we include in our consolidated financial statements. We determine fair value using the measurement alternative to ASC Topic 820, Fair Value Measurement as disclosed in Note 4 – Securitizations and Variable Interest Entities. In accordance with the measurement alternative, the fair value of the consolidated securitization debt certificates is measured as the fair value of the loans held by the trust less the fair value of the beneficial interests held by us in the form of residual securities.
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we based the fair value on valuation data obtained from a pricing service.
Senior Notes
We base the fair value on quoted prices in a market with limited trading activity, or on valuation data obtained from a pricing service in the absence of trading data.
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

Note 6 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended March 31,
	2019	2018
Beginning balance	$176,525	$214,262
Originations and purchases	219,867	205,994
Proceeds from sales	(235,895)	(293,063)
Principal collections	(5,516)	(804)
Transfers from (to):
Loans held for investment, at fair value	396	184
Receivables, net	(581)	—
Real estate owned (Other assets)	(696)	—
Gain on sale of loans	8,191	4,652
Decrease in fair value of loans	(228)	(3,871)
Other	(8,923)	(1,506)
Ending balance (1)	$153,140	$125,848

(1)	At March 31, 2019 and 2018, the balances include $(7.8) million and $3.8 million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended March 31,
	2019	2018
Beginning balance	$66,097	$24,096
Purchases	84,315	152,084
Proceeds from sales	(62,135)	(86,421)
Principal collections	(1,776)	(3,446)
Transfers from (to):
Receivables, net	(27,411)	(35,666)
Real estate owned (Other assets)	(1,095)	(1,195)
Gain on sale of loans	551	692
(Increase) decrease in valuation allowance	706	(1,185)
Other	10,295	3,271
Ending balance (1)	$69,547	$52,230

(1)
At March 31, 2019 and 2018, the balances include $42.7 million and $46.1 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to receivables.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended March 31,
	2019	2018
Beginning balance	$11,569	$7,318
Provision	642	853
Transfer from Liability for indemnification obligations (Other liabilities)	67	719
Sales of loans	(1,415)	(409)
Other	—	22
Ending balance	$10,863	$8,503

Gain on Loans Held for Sale, Net	Three Months Ended March 31,
	2019	2018
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$828	$2,378
Fair value gains related to transfers of reverse mortgage loans, net	6,483	10,968
Gain on sale of repurchased Ginnie Mae loans	538	692
Gain on sale of forward mortgage loans	10,444	5,767
Other, net	2,130	248
	20,423	20,053
Change in fair value of IRLCs	(341)	1,377
Change in fair value of loans held for sale	(142)	(3,924)
Gain (loss) on economic hedge instruments	(2,270)	2,398
Other	(75)	(104)
	$17,595	$19,800
Note 7 – Advances

	March 31, 2019	December 31, 2018
Principal and interest	$47,039	$43,671
Taxes and insurance	141,466	160,373
Foreclosures, bankruptcy and other	59,990	68,597
	248,495	272,641
Allowance for losses	(23,135)	(23,259)
	$225,360	$249,382

The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$249,382	$211,793
Sales of advances	(707)	(439)
Collections of advances, charge-offs and other, net	(23,439)	(13,719)
Net (increase) decrease in allowance for losses	124	(515)
Ending balance	$225,360	$197,120

Allowance for Losses	Three Months Ended March 31,
	2019	2018
Beginning balance	$23,259	$16,465
Provision	1,762	2,524
Net charge-offs and other	(1,886)	(2,009)
Ending balance	$23,135	$16,980

Note 8 – Match Funded Advances

	March 31, 2019	December 31, 2018
Principal and interest	$374,820	$412,897
Taxes and insurance	345,589	374,853
Foreclosures, bankruptcy, real estate and other	148,311	149,544
	$868,720	$937,294
The following table summarizes the activity in match funded assets:

	Three Months Ended March 31,
	2019	2018
	Advances	Advances	Automotive Dealer Financing Notes
Beginning balance	$937,294	$1,144,600	$32,757
Transfer to Other assets	—	—	(36,896)
New advances (collections), net	(68,574)	(59,843)	1,504
Decrease in allowance for losses (1)	—	—	2,635
Ending balance	$868,720	$1,084,757	$—

(1)	The remaining allowance was charged off in connection with the exit from the automotive capital services business. In January 2018, we terminated the automotive dealer loan financing facility.
Note 9 – Mortgage Servicing

Mortgage Servicing Rights – Amortization Method	Three Months Ended March 31,
	2019	2018
Beginning balance	$—	$336,882
Fair value election - transfer of MSRs carried at fair value (1)	—	(361,670)
Decrease in impairment valuation allowance (1) (2)	—	24,788
Ending balance	$—	$—

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

(2)	Impairment valuation allowance balance of $24.8 million was reclassified to reduce the carrying value of the related MSRs on January 1, 2018 in connection with our fair value election.

Mortgage Servicing Rights – Fair Value Measurement Method	Three Months Ended March 31,
	2019			2018
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$865,587	$591,562	$1,457,149	$11,960	$660,002	$671,962
Fair value election - transfer from MSRs carried at amortized cost	—	—	—	336,882	—	336,882
Cumulative effect of fair value election	—	—	—	82,043	—	82,043
Sales and other transfers	(435)	(132)	(567)	—	(131)	(131)
Additions:
Recognized on the sale of residential mortgage loans	1,510	—	1,510	2,378	—	2,378
Purchase of MSRs	54,410	—	54,410	—	—	—
Servicing transfers and adjustments	—	(3,313)	(3,313)	(1)	(1,757)	(1,758)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(64,117)	(156)	(64,273)	20,460	—	20,460
Realization of expected future cash flows and other changes	(31,263)	(13,462)	(44,725)	(15,501)	(22,088)	(37,589)
Ending balance	$825,692	$574,499	$1,400,191	$438,221	$636,026	$1,074,247

(1)	Changes in fair value are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations.
Portfolio of Assets Serviced
The following table presents the composition of our residential primary servicing and subservicing portfolios as measured by UPB, including foreclosed real estate and small-balance commercial loans. The UPB amounts in the table below are not included on our unaudited consolidated balance sheets.

UPB at March 31, 2019
Servicing	$75,288,090
Subservicing	49,805,407
NRZ	125,987,243
$251,080,740
UPB at December 31, 2018
Servicing	$72,378,693
Subservicing	53,104,560
NRZ	130,517,237
$256,000,490
UPB at March 31, 2018
Servicing	$73,264,640
Subservicing	1,792,880
NRZ	98,331,356
$173,388,876
During the three months ended March 31, 2019, we acquired MSRs on portfolios consisting of 22,083 loans with a UPB of $4.9 billion. During the three months ended March 31, 2019, we also sold MSRs on portfolios consisting of 304 loans with a UPB of $99.4 million.
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
At March 31, 2019, the S&P Global Ratings, Inc.’s (S&P) and Fitch Ratings, Inc.’s (Fitch) servicer ratings outlook for both OLS and PHH is stable. Moody’s Investors Service, Inc.’s (Moody’s) servicer ratings for OLS are on Review for Downgrade. Downgrades in servicer ratings could adversely affect our ability to sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. At March 31, 2019, 695 non-Agency servicing agreements with a UPB of $25.1 billion have minimum servicer ratings criteria. As a result of our current servicer ratings, 170 termination rights have been triggered in non-Agency servicing agreements with a UPB of $7.9 billion, or approximately 8% of our total non-Agency servicing portfolio. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

Servicing Revenue	Three Months Ended March 31,
	2019	2018
Loan servicing and subservicing fees
Servicing	$52,429	$58,995
Subservicing	6,207	914
NRZ	155,847	127,017
	214,483	186,926
Late charges	15,439	14,589
Custodial accounts (float earnings)	11,934	7,263
Loan collection fees	4,349	5,018
Home Affordable Modification Program (HAMP) fees (1)	1,777	4,104
Other, net	7,881	4,238
	$255,863	$222,138

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

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.8 billion and $1.6 billion at March 31, 2019 and March 31, 2018, respectively.
Note 10 — Rights to MSRs
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
NRZ is our largest servicing client, accounting for 50% of the UPB of residential assets serviced and 73% of our loan servicing and subservicing fee revenue as of and for the three months ended March 31, 2019, respectively.

The following table presents the assets and liabilities recorded on our unaudited consolidated balance sheets as well as the impacts to our unaudited consolidated statements of operations in connection with our NRZ agreements.

Balance Sheets	March 31, 2019	December 31, 2018
MSRs, at fair value	$831,284	$894,002
Due from NRZ
Sales and transfers of MSRs (1)	23,430	23,757
Advance funding, subservicing fees and reimbursable expenses	9,238	30,845
Due to NRZ	55,907	53,001
Financing liability - MSRs pledged, at fair value
Original Rights to MSRs Agreements	424,086	436,511
2017 Agreements and New RMSR Agreements (2)	119,932	138,854
PHH MSR Agreements	407,198	457,491
Financing liability - MSRs pledged, at fair value	$951,216	$1,032,856

	Three Months Ended March 31,
	2019	2018
Statements of Operations
Servicing fees collected on behalf of NRZ	$155,847	$127,017
Less: Subservicing fee retained by Ocwen	37,407	34,217
Net servicing fees remitted to NRZ	118,440	92,800

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	121	116
2017 Agreements and New RMSR Agreements	(6,980)	16,596
PHH MSR Agreements	33,096	—
	26,237	16,712
Runoff and settlement:
Original Rights to MSRs Agreements	9,035	18,852
2017 Agreements and New RMSR Agreements	23,320	35,695
PHH MSR Agreements	17,774	—
	50,129	54,547

Other	(1,882)	(1,509)

Interest expense	$43,956	$23,050

(1)
Balance represents the holdback of proceeds from PHH MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. These sales were executed by PHH prior to the acquisition date.

(2)	$105.8 million and $33.0 million is expected to be recognized as a reduction in the financing liability and interest expense for the years ended December 31, 2019 and 2020, respectively.

Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PHH MSR Agreements	Total
Balance at December 31, 2018	$436,511	$138,854	$457,491	$1,032,856
Additions	—	—	577	577
Changes in fair value:
Original Rights to MSRs Agreements	(121)	—	—	(121)
2017 Agreements and New RMSR Agreements	—	6,980	—	6,980
PHH MSR Agreements	—	—	(33,096)	(33,096)
Runoff and settlement:
Original Rights to MSRs Agreements	(9,035)	—	—	(9,035)
2017 Agreements and New RMSR Agreements	—	(23,320)	—	(23,320)
PHH MSR Agreements	—	—	(17,774)	(17,774)
Calls (1):
Original Rights to MSRs Agreements	(3,269)	—	—	(3,269)
2017 Agreements and New RMSR Agreements	—	(2,582)	—	(2,582)
Balance at March 31, 2019	$424,086	$119,932	$407,198	$951,216

Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	Total
Balance at December 31, 2017	$499,042	$9,249	$508,291
Receipt of lump-sum cash payments	—	279,586	279,586
Changes in fair value:
Original Rights to MSRs Agreements	(116)	—	(116)
2017 Agreements and New RMSR Agreements	—	(16,596)	(16,596)
Runoff and settlement:
Original Rights to MSRs Agreements	(18,852)	—	(18,852)
2017 Agreements and New RMSR Agreements	—	(35,695)	(35,695)
Calls (1):
Original Rights to MSRs Agreements	(420)	—	(420)
2017 Agreements and New RMSR Agreements	—	(274)	(274)
Balance at March 31, 2018	$479,654	$236,270	$715,924

(1)
Represents the carrying value of MSRs in connection with call rights exercised by NRZ, for MSRs transferred to NRZ under the 2017 Agreements and New RMSR Agreements, or by Ocwen at NRZ’s direction, for MSRs underlying the Original Rights to MSRs Agreements. Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.

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
Ocwen received lump-sum cash payments of $54.6 million and $279.6 million in September 2017 and January 2018 in accordance with the terms of the 2017 Agreements and New RMSR Agreements, respectively. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements and the New RMSR Agreements.
On August 17, 2018, Ocwen and NRZ entered into certain amendments to the New RMSR Agreements to include New Penn Financial, LLC dba Shellpoint Mortgage Servicing (Shellpoint), a subsidiary of NRZ, as a party and to conform the New RMSR Agreements to certain of the terms of the Shellpoint Subservicing Agreement between Ocwen and Shellpoint.
As of March 31, 2019, there remains $25.9 billion in UPB of MSRs for which legal title has not transferred to NRZ. In the event the required third-party consents are not obtained by May 31, 2019, and in accordance with the process set forth in, the New RMSR Agreements, such MSRs will either: (i) remain subject to the New RMSR Agreements at the option of NRZ, (ii) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, or (iii) be sold to a third party in accordance with the terms of the New RMSR Agreements. Ocwen and NRZ are in discussions regarding the arrangements that will be made with respect to these MSRs.
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
PHH Transactions
On December 28, 2016, PHH entered into an agreement to sell substantially all of its MSRs, and the related servicing advances, to New Residential Mortgage LLC, a wholly-owned subsidiary of NRZ. In connection with this agreement, on December 28, 2016, PHH also entered into a subservicing agreement with NRZ (collectively, the PHH MSR Agreements). The PHH subservicing agreement has an initial term of three years from the initial transaction date of June 16, 2017, subject to certain transfer and termination provisions.
Through its acquisition of PHH on October 4, 2018, Ocwen recognized MSRs of $42.3 billion UPB related to the PHH MSR Agreements. As of March 31, 2019, $3.2 billion in UPB of MSRs and related advances remain to be sold to NRZ under the PHH MSR Agreements pending receipt of required third-party consents. Ocwen and NRZ are in discussions regarding disposition of these assets.
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

Note 11 – Receivables

	March 31, 2019	December 31, 2018
Servicing-related receivables:
Government-insured loan claims, net	$99,918	$105,258
Due from NRZ:
Sales and transfers of MSRs	23,430	23,757
Advance funding, subservicing fees and reimbursable expenses	9,238	30,845
Due from custodial accounts	17,780	9,060
Reimbursable expenses	11,992	11,508
Other	7,304	7,754
	169,662	188,182
Income taxes receivable	39,382	45,987
Other receivables	40,401	17,672
	249,445	251,841
Allowance for losses	(52,402)	(53,579)
	$197,043	$198,262
At March 31, 2019 and December 31, 2018, the allowance for losses relates to receivables of our Servicing business. Allowance for losses related to defaulted FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) was $51.3 million and $52.5 million at March 31, 2019 and December 31, 2018, respectively.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended March 31,
	2019	2018
Beginning balance	$52,497	$53,340
Provision	7,247	10,376
Charge-offs and other, net	(8,464)	(6,123)
Ending balance	$51,280	$57,593
Note 12 – Other Assets

	March 31, 2019	December 31, 2018
Contingent loan repurchase asset	$399,202	$302,581
Prepaid expenses	25,668	27,647
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,193	15,173
Real estate	7,256	7,368
Deferred tax asset, net	5,858	5,289
Prepaid lender fees, net (1)	5,496	6,589
Derivatives, at fair value	4,341	4,552
Security deposits	2,257	2,278
Mortgage backed securities, at fair value	1,786	1,502
Interest-earning time deposits	1,373	1,338
Other	5,742	5,250
	$474,172	$379,567

(1)	We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

Note 13 – Borrowings

Match Funded Liabilities				March 31, 2019		December 31, 2018
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Dec. 2049	Dec. 2019	110,794	4.12	$114,206	4.06	$216,559
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Advance Receivables Backed Notes, Series 2018-T1 (5)	Aug. 2049	Aug. 2019	—	3.50	150,000	3.50	150,000
Advance Receivables Backed Notes, Series 2018-T2 (5)	Aug. 2050	Aug. 2020	—	3.81	150,000	3.81	150,000
Total Ocwen Master Advance Receivables Trust (OMART)			110,794	3.50	649,206	3.56	751,559
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (6)	Jun. 2049	Jun. 2019	64,822	5.10	178	5.03	26,725
Total Servicing Advance Financing Facilities			175,616	3.50%	649,384	3.61%	778,284

			$175,616	3.50%	$649,384	3.61%	$778,284

(1)
The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In all of our advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied to reduce the balance of the note outstanding, and the repayment of advances allocated to the note may not be used to fund new advances.

(2)
Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have eligible collateral to pledge according to their respective criteria. At March 31, 2019, $66.1 million of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 2.49% and 2.50% at March 31, 2019 and December 31, 2018, respectively.

(4)	The total borrowing capacity of the Series 2015-VF5 variable notes is $225.0 million, with interest computed based on the lender’s cost of funds plus a margin of 105 to 250 bps.

(5)
Under the terms of the agreement, we must continue to borrow the full amount of the Series 2016-T2, 2018-T1 and 2018-T2 fixed-rate term notes until the amortization date. If there is insufficient eligible collateral to support the level of borrowing, the excess cash proceeds in an amount necessary to make up the deficit are not distributed to Ocwen but are held by the trustee, and interest expense continues to be based on the full amount of the outstanding notes. The Series 2016-T2, 2018-T1 and 2018-T2 term notes have a total combined borrowing capacity of $535.0 million. Rates on the individual classes of notes range from 2.72% to 4.53%. On August 15, 2018, we issued two $150.0 million fixed-rate term notes (Series 2018 T-1 and Series 2018-T2) with amortization dates of August 15, 2019 and August 17, 2020, respectively.

(6)
The borrowing capacity is $65.0 million with interest computed based on the lender’s cost of funds plus a margin of 180 to 450 bps. There is a ceiling of 300 bps for 3ML in determining the interest rate for these variable rate notes.

Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of March 31, 2019, we were the servicer of Rights to MSRs sold to NRZ pertaining to $25.9 billion in UPB, which excludes those Rights to MSRs where legal title has transferred to NRZ. NRZ’s associated outstanding servicing advances as of such date were approximately $842.9 million. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. See Note 10 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	March 31, 2019	December 31, 2018
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$5,614,688	$5,380,448
Other Financing Liabilities
MSRs pledged, at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	424,086	436,511
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	119,932	138,854
PHH MSR Agreements	MSRs	(4)	(4)	407,198	457,491
				951,216	1,032,856
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (4)	MSRs	(5)	Feb. 2028	63,835	65,523
Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (5)	Loans held for investment	(6)	(6)	10,923	11,012
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (5)	Loans held for investment	(6)	(6)	13,639	13,803
				24,562	24,815
Advances pledged (6)	Advances on loans	(7)	(7)	4,085	4,419
				1,043,698	1,127,613

				$6,658,386	$6,508,061

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

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

(6)
Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 4 – Securitizations and Variable Interest Entities. The holders of these certificates have no recourse against the assets of Ocwen. The certificates in the INDX 2004-AR11 Trust pay interest based on variable rates which are generally based on weighted average net mortgage rates and which range between 3.68% and 4.26% at March 31, 2019. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the INDX 2004-AR11 Trust and RAST 2003-A11 Trust have maturity dates extending through November 2034 and October 2033, respectively.

(7)
Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity. The effective interest rate is based on 1ML plus a margin of 450 bps.

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	March 31, 2019	December 31, 2018
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$345,143	$231,500
Mortgage loan warehouse facilities
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 195 - 300 bps	Sep. 2019	59,468	40,532	74,693
Participation agreement (4)	LHFS	N/A	Jul. 2019	—	5,637	42,331
Mortgage warehouse agreement (5)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 350 bps	Aug. 2019	—	12,466	8,009
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2019	170,060	29,940	30,680
Master repurchase agreement (7)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Jan. 2020	—	733	—
Master repurchase agreement (8)	N/A	1ML + 170bps	N/A	—	—	—
Participation agreement (9)	LHFS	N/A	Feb. 2020	—	8,731	—
				229,528	98,039	155,713

				$229,528	443,182	387,213
Unamortized debt issuance costs - SSTL					(4,074)	(3,098)
Discount - SSTL					(2,126)	(1,577)
					$436,982	$382,538

Weighted average interest rate					5.90%	5.49%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, $89.0 million could be used at March 31, 2019 based on the amount of eligible collateral that could be pledged.

(2)
On March 18, 2019, we entered into a Joinder and Amendment Agreement (the Amendment) which amends the existing Amended and Restated SSTL Facility Agreement dated December 5, 2016 to provide an additional term loan of $120.0 million subject to the same maturity, interest rate and other material terms of existing borrowings under the SSTL. Effective with the Amendment, the original borrowing capacity of $335.0 million has been increased to $455.0 million and the quarterly principal payment has been increased from $4.2 million to $6.4 million beginning March 31, 2019. See information regarding collateral in the table below.

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

(3)	The maximum borrowing under this agreement is $175.0 million, of which $100.0 million is available on a committed basis and the remainder is available at the discretion of the lender.

(4)
Under this participation agreement, the lender provides financing on an uncommitted basis of $175.0 million. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On April 29, 2019, the maturity date was extended to

July 31, 2019. Effective with the merger of Homeward Residential Inc. into PMC in February 2019, an additional existing participation agreement with uncommitted borrowing capacity of $75.0 million and a maturity date of May 31, 2019 was terminated.

(5)
Under this participation agreement, the lender provides financing for $100.0 million on an uncommitted basis. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.

(6)
The maximum borrowing under this agreement is $250.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.

(7)	Under this agreement, the lender provides financing for up to $50.0 million on an uncommitted basis. On January 23, 2019, we renewed this facility through January 22, 2020.

(8)
This agreement was originally entered into by PHH and subsequently assumed by Ocwen in connection with its acquisition of PHH. The lender provides financing for up to $200.0 million at the discretion of the lender. The agreement has no stated maturity date.

(9)
We entered into a master participation agreement on February 4, 2019 under which the lender will provide $300.0 million of borrowing capacity to PMC on an uncommitted basis. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement.

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			March 31, 2019	December 31, 2018
Senior unsecured notes (1)
PHH	7.375%	Sep. 2019	$97,521	$97,521
PHH	6.375%	Aug. 2021	21,543	21,543
			119,064	119,064
Senior secured notes	8.375%	Nov. 2022	330,878	330,878
			449,942	449,942
Unamortized debt issuance costs			(1,959)	(2,075)
Fair value adjustments (1)			160	860
			$448,143	$448,727

(1)
These notes were originally issued by PHH and subsequently assumed by Ocwen in connection with its acquisition of PHH. We recorded the notes at their respective fair values on the date of acquisition, and we are amortizing the resulting fair value purchase accounting adjustments over the remaining term of the notes. We have the option to redeem the notes due in August 2021, in whole or in part, on or after January 1, 2019 at a redemption price equal to 100.0% of the principal amount plus any accrued and unpaid interest.

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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company, security or obligation. At March 31, 2019, the S&P long-term corporate rating was “B-”. On December 11, 2018, Moody’s affirmed the long-term corporate rating of “Caa1” and revised the outlook to stable from negative. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.

Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional forms of debt, paying dividends or making distributions on or purchasing equity interests of Ocwen, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or acquisitions or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt of OLS or any guarantor, entering into transactions with affiliates;

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
Financial covenants in certain of our debt agreements require that we maintain, among other things:

•	a 40% loan to collateral value ratio, as defined under our SSTL, as of the last date of any fiscal quarter; and

•	specified levels of tangible net worth and liquidity at the Ocwen level.
As of March 31, 2019, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $275.0 million in consolidated tangible net worth, as defined, at Ocwen under our match funded debt and certain of our other debt agreements.
As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional forms of capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and changes of control.
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

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at March 31, 2019:

		Collateral for Secured Borrowings
	Total Assets	Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$263,188	$—	$—	$—	$—	$263,188
Restricted cash	63,379	16,499	—	5,588	41,292	—
Mortgage servicing rights	1,400,191	—	913,465	—	9,210	477,516
Advances, net	225,360	—	8,569	—	32,057	184,734
Match funded advances	868,720	868,720	—	—	—	—
Loans held for sale	222,687	—	—	64,223	—	158,464
Loans held for investment	5,753,154	—	5,640,925	30,875	—	81,354
Receivables, net	197,043	—	—	—	—	197,043
Premises and equipment, net	69,316	—	—	—	—	69,316
Other assets	474,172	—	—	—	416,652	57,520
Total assets	$9,537,210	$885,219	$6,562,959	$100,686	$499,211	$1,489,135

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

Note 14 – Other Liabilities

	March 31, 2019	December 31, 2018
Contingent loan repurchase liability	$399,202	$302,581
Other accrued expenses	81,393	99,739
Lease liability	60,057	—
Due to NRZ - Advance collections and servicing fees	55,907	53,001
Accrued legal fees and settlements	52,916	62,763
Liability for indemnification obligations	48,668	51,574
Servicing-related obligations	39,041	41,922
Checks held for escheat	22,299	20,686
Accrued interest payable	13,172	7,209
Liability for uncertain tax positions	12,492	13,739
Liability for unfunded pension obligation	12,452	12,683
Liability for mortgage insurance contingency	6,820	6,820
Derivatives, at fair value	4,209	4,986
Deferred revenue	2,699	4,441
Other	21,394	21,492
	$832,721	$703,636

Accrued Legal Fees and Settlements	Three Months Ended March 31,
	2019	2018
Beginning balance	$62,763	$51,057
Net accrual (reversal of accrual) for probable losses (1)	(631)	7,452
Payments (2)	(9,407)	(6,036)
Issuance of common stock in settlement of litigation (3)	—	(5,719)
Net increase (decrease) in accrued legal fees	191	(299)
Other	—	(150)
Ending balance	$52,916	$46,305

(1)
Consists of amounts accrued for probable losses in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the unaudited consolidated statements of operations.

(2)	Includes cash payments made in connection with resolved legal and regulatory matters.

(3)	In January 2018, Ocwen issued 1,875,000 shares of common stock in connection with a securities litigation settlement.

Note 15 – Derivative Financial Instruments and Hedging Activities
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes at March 31, 2019:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at March 31, 2019	$117,770	$105,500	$193,750

Maturity	April 2019 - June 2019	April 2019	May 2019 to May 2020

Fair value of derivative assets (liabilities) (1) at:
March 31, 2019	$3,982	$(4,126)	$276
December 31, 2018	3,871	(4,983)	678

Gains (losses) on derivatives during the three months ended:	Gain on loans held for sale, net		Other, Net
March 31, 2019	$(341)	$(2,270)	$(402)
March 31, 2018	1,377	2,398	193

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets.
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. We have not entered into any forward exchange contracts during the reported periods to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. Foreign currency remeasurement exchange gains (losses) were $0.2 million and $(0.7) million, during the three months ended March 31, 2019 and 2018, respectively, and are reported in Other, net in the unaudited consolidated statements of operations. The losses in 2018 are primarily attributed to depreciation of the India Rupee against the U.S. Dollar.
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

Accumulated Other Comprehensive Loss (AOCL)
Included in AOCL at March 31, 2019 and 2018, were $1.0 million and $1.2 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges. These deferred losses in AOCL are amortized to Other, net in the unaudited consolidated statements of operations.
Note 16 – Interest Expense

	Three Months Ended March 31,
	2019	2018
Financing liabilities
NRZ	$43,956	$23,050
Other financing liabilities	1,069	1,194
	45,025	24,244
Senior notes	8,512	7,452
Other secured borrowings	7,878	8,188
Match funded liabilities	7,652	9,549
Other	1,378	1,377
	$70,445	$50,810
Note 17 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the three months ended March 31, 2019, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended March 31,
	2019	2018
Basic income (loss) per share
Net income (loss) attributable to Ocwen stockholders	$(44,494)	$2,548

Weighted average shares of common stock	133,918,986	133,121,465

Basic income (loss) per share	$(0.33)	$0.02

Diluted loss per share
Net income (loss) attributable to Ocwen stockholders	$(44,494)	$2,548

Weighted average shares of common stock	133,918,986	133,121,465
Effect of dilutive elements
Stock option awards	—	—
Common stock awards	—	1,485,464
Dilutive weighted average shares of common stock	133,918,986	134,606,929

Diluted income (loss) per share	$(0.33)	$0.02

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	3,226,255	6,503,348
Market-based (2)	381,877	817,446

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
Lending. The Lending segment purchases and originates conventional and government-insured residential forward and reverse mortgage loans. The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. We originate loans directly with customers (retail channel) in forward lending as well as through our correspondent lending arrangements, broker relationships (wholesale) and retail channels of reverse mortgage lending.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, discontinued operations and inactive entities, business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on corporate debt. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in the first quarter of 2019 related to our re-engineering plan. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us.
We allocate a portion of interest income to each business segment, including interest earned on cash balances and short-term investments. We also allocate expenses incurred by corporate support services to each business segment. Interest expense on direct asset financings are recorded in the respective Servicing and Lending segments, while interest expense on the SSTL and Senior Notes is recorded in Corporate Items and Other and is not allocated.
Financial information for our segments is as follows:

	Three Months Ended March 31, 2019
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$259,274	$41,091	$3,523	$—	$303,888

Expenses (1) (2)	265,898	21,331	(7,124)	—	280,105

Other income (expense):
Interest income	2,294	1,549	715	—	4,558
Interest expense	(54,698)	(1,668)	(14,079)	—	(70,445)
Bargain purchase gain	—	—	(285)	—	(285)
Other	1,525	219	(439)	—	1,305
Other income (expense), net	(50,879)	100	(14,088)	—	(64,867)

Income (loss) before income taxes	$(57,503)	$19,860	$(3,441)	$—	$(41,084)

	Three Months Ended March 31, 2018
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$226,096	$29,195	$4,966	$—	$260,257

Expenses (1)	171,095	20,296	15,110	—	206,501

Other income (expense):
Interest income	429	1,492	779	—	2,700
Interest expense	(34,517)	(1,946)	(14,347)	—	(50,810)
Other	(429)	325	(577)	—	(681)
Other expense, net	(34,517)	(129)	(14,145)	—	(48,791)

Income (loss) before income taxes	$20,484	$8,770	$(24,289)	$—	$4,965

Total Assets	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
March 31, 2019	$3,221,779	$5,848,830	$466,601	$—	$9,537,210

December 31, 2018	$3,306,208	$5,603,481	$484,527	$—	$9,394,216

March 31, 2018	$2,938,827	$5,131,232	$393,259	$—	$8,463,318

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three months ended March 31, 2019
Depreciation expense	$806	$36	$7,709	$8,551
Amortization of debt discount	—	—	351	351
Amortization of debt issuance costs	—	—	700	700

Three months ended March 31, 2018
Depreciation expense	$1,358	$29	$5,140	$6,527
Amortization of debt discount	—	—	264	264
Amortization of debt issuance costs	—	—	656	656

(1)
Compensation and benefits expense in the Corporate Items and Other segment for the three months ended March 31, 2019 and 2018 includes $18.5 million and $5.6 million, respectively, of severance expense attributable to PHH integration-related headcount reductions of primarily U.S.-based employees in 2019 and headcount reductions in connection with our strategic decisions to exit the automotive capital services business and the forward lending correspondent and wholesale channels in late 2017 and early 2018, as well as our overall efforts to reduce costs.

(2)
In the Corporate Items and Other segment for the three months ended March 31, 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million of amounts previously recognized as expense.

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
As further described below and in Note 21 – Contingencies, in recent years Ocwen has entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. For example, we have made various commitments relating to the process of moving loans off the REALServicing® servicing system and onto Black Knight MSP, we have engaged a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to the escrow of mortgage loan payments, we have revised various aspects of our complaint handling processes and we have extensive review and reporting obligations to various regulatory bodies with respect to various matters, including our financial condition. We devote significant management time and resources to compliance with these additional requirements. These requirements are generally unique to Ocwen and, while certain of our competitors may have entered into regulatory-related settlements of their own, our competitors are generally not subject to either the same specific or the same breadth of additional requirements to which we are subject.
Ocwen has various subsidiaries that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at March 31, 2019.
OLS, PMC and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with applicable net worth requirements at March 31, 2019. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements referenced above is based on the total assets of OLS, and the required net worth was $169.0 million at March 31, 2019.
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
California Department of Business Oversight. In January 2015, OLS entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination. In February 2017, we entered into another consent order with the CA DBO (the 2017 CA Consent Order) that terminated the 2015 CA Consent Order and resolved open matters between us and the CA DBO. We believe that we have completed those obligations of the 2017 CA Consent Order that have already come due, and we have so notified the CA DBO. We have certain remaining reporting and other obligations under the 2017 CA Consent Order. Pursuant to the 2017 CA Consent Order, the CA DBO has engaged a third-party administrator who, at the expense of the CA DBO, has commenced work to confirm that Ocwen has completed certain commitments under the 2017 CA Consent Order. Still outstanding, however, is confirmation of our completion of $198.0 million in debt forgiveness for California borrowers by June 30, 2019. As of March 31, 2019, we believe that we have fulfilled this requirement. However, our completion of this requirement is subject to testing by the CA DBO’s third-party administrator who must confirm, among other things, that modified loans have remained current for specified time periods. If we are unable to satisfy this requirement by the deadline or obtain an extension, the 2017 CA Consent Order obligates us to pay the remaining amount to the CA DBO in cash. Our debt forgiveness activities take place as we modify loans - our loan modifications are designed to be sustainable for homeowners while providing a net present value for mortgage loan investors that is superior to that of foreclosure. Debt forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Debt forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer. If the CA DBO were to allege that we failed to comply with our obligations under the 2017 CA Consent Order or that we otherwise were in breach of applicable laws, regulations or licensing requirements, the CA DBO could also take regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion at March 31, 2019. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $97.6 million and $20.1 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2019. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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

	Three Months Ended March 31, 2019
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	10	$2,047	252	$14,833	262	$16,880
Additions (1)	2	1,245	48	5,066	50	6,311
Recoveries, net (2)	(5)	(914)	(1)	(1,411)	(6)	(2,325)
Transfers	(1)	(377)	1	377	—	—
Changes in value	—	—	—	(513)	—	(513)
Ending balance	6	$2,001	300	$18,352	306	$20,353

(1)	Total repurchases during the three months ended March 31, 2019 includes 25 loans totaling $5.8 million related to MCA repurchases.

(2)	Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
Active loan repurchases are classified as Receivables as reimbursement from HUD is generally received within 60 days and are initially recorded at fair value. Inactive loan repurchases are classified as Loans held for sale and are initially recorded at fair value. Loans are reclassified to REO in Other assets or Receivables as the loans move through the resolution process and permissible claims are submitted to HUD for reimbursement. Loans held for sale repurchased prior to October 1, 2018 are carried at the lower of cost or fair value. Receivables are valued at net realizable value. REO is valued at the estimated value of the underlying property less cost to sell.
Long-Term Contracts
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $52.9 million at March 31, 2019. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2019.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC (N.D. Ala.). The plaintiffs are seeking statutory damages under the FDCPA, compensatory damages and injunctive relief. The presiding court previously ruled on Ocwen’s motions to dismiss, and Ocwen answered the operative complaint. Ocwen subsequently entered into an agreement in principle to resolve this matter, and in January 2019, the presiding court granted preliminary approval of the parties’ proposed class settlement. While Ocwen believes that it has sound legal and factual defenses, we agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. There can be no assurance that the court will finally approve the settlement. In the event the settlement is not finally approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen. Our accrual with respect to this matter is included in the $52.9 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
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
We have settled two “opt-out” securities fraud actions brought on behalf of certain putative shareholders of Ocwen based on allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements, among other matters. See Brahman Partners et al. v. Ocwen Financial Corporation et al. (S.D. Fla.) and Owl Creek et al. v. Ocwen Financial Corporation et al. (S.D. Fla.). Both of these cases have been dismissed with prejudice in February 2019.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. Our accrual with respect to this matter is included in the $52.9 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
In April 2017 and shortly thereafter, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. We believe we have factual and legal defenses to the allegations raised in this lawsuit and are vigorously defending ourselves. The outcome of this lawsuit, whether through a negotiated settlement, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. Our accrual with respect to this matter is included in the $52.9 million litigation and regulatory matters accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount currently accrued.
The Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. In April 2019, we agreed to resolve this matter without admitting liability. The resolution includes a payment to the Commonwealth of Massachusetts of $675,000, a loan modification program for certain eligible Massachusetts borrowers, and certain already-completed relief. The settlement amount of $675,000 was included in our legal and regulatory matters accrual as of December 31, 2018 and is included in the $52.9 million litigation and regulatory matters accrual referenced above.
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $52.9 million litigation and regulatory matters accrual referenced above. We will also incur costs complying with the terms of the settlements we have entered into, including the costs of conducting an escrow analysis, Maryland organizational assessments, Massachusetts data integrity audits, and transition to Black Knight MSP. For example, with respect to the escrow review, which is currently underway, we will incur remediation costs to the extent that errors are identified which require remediation. If we fail to comply with the terms of our settlements, additional administrative or legal regulatory actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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

In April 2019, PMC received a subpoena from the VA Office of the Inspector General requesting the production of documentation related to the origination and underwriting of loans guaranteed by the Veterans Benefits Administration. We understand that other servicers in the industry have received similar subpoenas.
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
We believe that, as a result of historical actions by investors, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and under which such purchasers would benefit from enforcing any indemnification rights and repurchase remedies they may have.
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
At March 31, 2019 and March 31, 2018, we had outstanding representation and warranty repurchase demands of $46.3 million UPB (273 loans) and $31.4 million UPB (192 loans), respectively. Outstanding representation and warranty repurchase demands at March 31, 2019 include $26.0 million UPB (173 loans) related to PHH. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$49,267	$19,229
Provision for (reversal of) representation and warranty obligations	(2,155)	57
New production reserves	75	104
Charge-offs and other (1)	(573)	(1,844)
Ending balance	$46,614	$17,546

(1)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2019.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Item 1A, Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in our Annual Report on Form 10-K for the year ended December 31, 2018 and any subsequent SEC filings.
OVERVIEW
General
We are a financial services company that services and originates loans. The majority of our revenues are generated from our residential mortgage servicing business. At March 31, 2019, our residential mortgage servicing portfolio consisted of 1,534,351 loans with a UPB of $251.1 billion. In our lending business, we originate, purchase, sell and securitize conventional and government-insured forward and reverse mortgage loans. During the quarter ended March 31, 2019, our lending business originated or purchased forward and reverse mortgage loans with a UPB of $211.2 million and $141.3 million, respectively.
We have established a set of five initiatives to achieve our objective of returning to growth and profitability.
First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto the Black Knight MSP servicing system which includes loan boarding, payment processing, escrow administration, and default management, among other functions. From the date of acquisition through April 30, 2019, we have transferred approximately 470,000 loans to Black Knight MSP. We expect to complete the transfer of the rest of the portfolio in the second quarter of 2019.
Second, we must re-engineer our cost structure to go beyond eliminating redundant costs. We developed our cost re-engineering plan to address organizational, process and control redesign, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. As part of our cost re-engineering plans, we expect to reduce total staffing levels significantly and to close a number of our U.S. facilities. We believe these steps are necessary in order to drive stronger financial performance and, in the longer term, simplify our operations. By the end of 2019, we intend to have reduced overall staffing levels by over 2,100 relative to combined Ocwen and PHH staffing levels at the end of the second quarter of 2018. Against this goal, as of March 31, 2019, we have reduced staffing levels by over 900. In terms of U.S. facilities consolidation, by the end of 2019, we intend to be primarily operating out of four U.S. and USVI locations: West Palm Beach, FL, Mount Laurel, NJ, Rancho Cordova, CA, and St. Croix, USVI.
We believe these cost re-engineering efforts will lower our expenses substantially, including in the areas of compensation and benefits, occupancy and equipment and technology and communications. However, in order to achieve these reductions, we will incur significant re-engineering-related expenses, primarily relating to severance and retention and facilities closures but also in the areas of technology and communications. Our cost re-engineering plans contain identified opportunities to achieve expense reductions totaling $340.0 million against corresponding annualized second quarter 2018 expenses for both Ocwen and PHH. This target excludes the re-engineering costs necessary to achieve such savings, which we currently estimate to be between $55.0 million and $65.0 million. We have incurred $22.1 million of re-engineering costs, consisting primarily of $19.2 million of employee-related expenses, in the first quarter of 2019.
We anticipate that a substantial portion of our expense reductions, and the related re-engineering costs, will be realized in the second half of 2019 following the completion of the transition onto the Black Knight MSP servicing system and the completion of the mergers of our primary operating entities into PMC. We successfully completed the first phase of our entity mergers during the quarter, merging Homeward Residential Inc. into PMC, with PMC being the surviving corporation. We are planning to complete the merger of OLS into PMC (with PMC being the surviving corporation) during the second quarter of 2019.
Our ability to re-engineer our cost structure is not certain and is dependent on the successful execution of several complex actions, including the Black Knight MSP conversion, entity mergers, U.S. facilities consolidation and organizational redesign and headcount reductions, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our cost re-engineering efforts. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
Third, we must replenish our servicing portfolio through expanding our lending business and making permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets and return to a focus on growth. During the first quarter of 2019, we closed MSR acquisitions with $4.9 billion UPB and, as of March 31, 2019, have been awarded approximately $25.5 billion UPB in connection with acquisitions that are expected to close in the second quarter 2019, subject to negotiation and execution of purchase documentation and satisfaction of customary closing conditions. Our goal is to maintain, at a minimum, a servicing portfolio of at least $260.0 billion in UPB. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios with strong credit quality and high-quality collateral that meet our target returns.
Fourth, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our growth and other initiatives. On March 18, 2019, we increased our SSTL by $120.0 million, providing incremental liquidity to address maturing debt assumed in the PHH acquisition. In the second quarter we are planning to establish financing facilities secured by existing and purchased MSRs that will initially provide up to $300.0 million in committed borrowings and fund the majority of the initial capital we believe is needed to support our 2019 growth initiatives.
Unless we are able to return to sustainable profitability, continuing losses will erode our stockholders’ equity and negatively impact our available liquidity which could impair our ability to invest in growth and investment opportunities, including our ability to acquire MSRs.
Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. We have intensified our focus over the past several years on our risk and compliance infrastructure to drive stronger regulatory performance and enhance our relationships with regulators. We are also very focused on fulfilling the commitments we have made to regulators, including those relating to our acquisition of PHH and our transition to Black Knight MSP. Our business, operating results and financial condition have been significantly impacted by regulatory actions against us and by significant litigation matters. Should the number or scope of regulatory or legal actions against us increase or expand or should we be unable to reach reasonable resolutions in existing regulatory and legal matters, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected, even if we are successful in our ongoing efforts to optimize our cost structure and improve our financial performance.
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations Summary	Three Months Ended March 31,		% Change
	2019	2018
Revenue
Servicing and subservicing fees	$255,863	$222,138	15%
Gain on loans held for sale, net	17,595	19,800	(11)
Other revenue, net	30,430	18,319	66
Total revenue	303,888	260,257	17

Expenses
MSR valuation adjustments, net	108,998	17,129	536
Compensation and benefits	94,696	78,075	21
Servicing and origination	28,698	31,418	(9)
Technology and communications	24,435	22,803	7
Occupancy and equipment	16,589	12,614	32
Professional services	3,441	37,770	(91)
Other expenses	3,248	6,692	(51)
Total expenses	280,105	206,501	36

Other income (expense)
Interest income	4,558	2,700	69
Interest expense	(70,445)	(50,810)	39
Bargain purchase gain	(285)	—	n/m
Other, net	1,305	(681)	(292)
Other expense, net	(64,867)	(48,791)	37

Income (loss) before income taxes	(41,084)	4,965	(965)
Income tax expense	3,410	2,348	45
Net income (loss)	(44,494)	2,617	n/m
Net income attributable to non-controlling interests	—	(69)	(100)
Net income (loss) attributable to Ocwen stockholders	$(44,494)	$2,548	n/m

Segment income (loss) before income taxes
Servicing	$(57,503)	$20,484	(381)%
Lending	19,860	8,770	126
Corporate Items and Other	(3,441)	(24,289)	(86)
	$(41,084)	$4,965	(927)%
n/m: not meaningful

Our results for the first quarter of 2019 include the post-acquisition results of PHH. The following table provides details of the PHH results by segment:

Results of Operations	Servicing	Lending (1)	Corporate Items and Other	PHH Consolidated
Revenue
Servicing and subservicing fees	$66,418	$94	$—	$66,512
Gain on loans held for sale, net	(3)	7,123	9	7,129
Other revenue	3,459	813	23	4,295
Total revenue	69,874	8,030	32	77,936

Expenses
Compensation and benefits	10,756	6,547	11,768	29,071
Professional services	2,372	109	4,520	7,001
MSR valuation adjustments, net	61,753	—	—	61,753
Servicing and origination	5,776	994	245	7,015
Technology and communications	2,549	270	4,230	7,049
Occupancy and equipment	2,995	612	1,363	4,970
Corporate overhead allocations	10,320	161	(10,481)	—
Other expenses	3,056	(349)	507	3,214
Total expenses	99,577	8,344	12,152	120,073

Other income (expense):
Interest income	43	585	474	1,102
Interest expense	16,438	(728)	(1,441)	14,269
Other, net	210	52	158	420
Other income (expense), net	16,691	(91)	(809)	15,791

Loss before income taxes	$(13,012)	$(405)	$(12,929)	$(26,346)

(1)
Includes the results of operations for the period from March 1 to March 31, 2019 of Homeward Residential Holdings, Inc. and Homeward Residential, Inc. which were merged as of February 28, 2019 into PHH and PMC, respectively, with PHH and PMC as the surviving entities.

Three Months Ended March 31, 2019 versus 2018
Servicing and subservicing fee revenue increased $33.7 million, or 15%, as compared to the first quarter of 2018, primarily due to the increase in the portfolio resulting from the acquisition of PHH on October 4, 2018, offset by portfolio runoff. Servicing and subservicing fee revenue earned on the acquired PHH portfolio during the first quarter of 2019 was $66.5 million. Servicing and subservicing fee revenue, excluding revenue on the acquired PHH portfolio, declined 15%, in line with the 15% decline in the Ocwen portfolio UPB from March 31, 2018 to March 31, 2019.
Gain on loans held for sale, net declined $2.2 million, or 11%, as compared to the first quarter of 2018. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA during the reporting period, totaled 8,224 and 15,814, for the three months ended March 31, 2019 and 2018, respectively, representing a decline of 48%. Reverse lending gain on loans held for sale declined by $2.2 million, or 20%, due to a 14% decline in loan production, which was lower across all channels, and lower overall margin. Our volume decline for the three months ended March 31, 2019 versus the same period in 2018 was proportionately less than the decline in industry endorsements for the comparable periods due to our efforts to re-start purchases with former customers and increase wallet share with existing customers in our wholesale, correspondent and closed whole-loan purchase channels. The reduction in margin was largely attributable to volume in our wholesale, correspondent and closed whole-loan purchase channels increasing to 93% of our total volume in the three months ended March 31, 2019 versus 88% for the same period in 2018.
Other revenue, net increased $12.1 million, or 66%, as compared to the first quarter of 2018, largely due to $14.5 million favorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability due to valuation assumption updates and the impact of changes in interest rates, offset by a $1.2 million decline in CRL premium revenue consistent with the decline in the number of foreclosed real estate properties in the servicing portfolio. $11.5 million of the favorable change in fair value was driven by an update of the financing assumption for active HECM reverse mortgage loan repurchases in connection with our HMBS Issuer obligations. As these repurchases have become more prevalent, a more liquid market for financing has developed, resulting in a lower financing cost assumption. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts.
MSR valuation adjustments, net, increased $91.9 million, or 536%, as compared to the first quarter of 2018, primarily due to portfolio runoff and the impact of changes in interest rates. The increase in MSR valuation adjustments, net, includes $100.3 million due to runoff and the impact of changes in interest rates on the value of our Agency MSR portfolio. The acquired PHH MSR portfolio is primarily Agency MSRs that are more sensitive to interest rates. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in interest expense.
Excluding MSR valuation adjustments, net, total expenses decreased $18.3 million, or 10%, as compared to the first quarter of 2018. Total expenses for the first quarter of 2019, excluding MSR valuation adjustments, includes PHH expenses of $58.3 million.
Compensation and benefits expense increased $16.6 million, or 21%, as compared to the first quarter of 2018, due to PHH compensation and benefits expense of $29.1 million and $19.2 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S.-based employees, partially offset by an $18.2 million decline in Compensation and benefits expense versus the first quarter of 2018. The decline compared to the first quarter of 2018 reflects the results of our efforts to re-engineer our cost structure, align headcount in our servicing operations and corporate segment with the size of our servicing portfolio as well as the strategic decisions executed in late 2017 and early 2018 to exit the automotive capital services business and the forward lending correspondent and wholesale channels. U.S.-based headcount at March 31, 2019 includes approximately 1,100 PHH employees.
Servicing and origination expense decreased $2.7 million, or 9%, as compared to the first quarter of 2018, primarily due to a $4.3 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in claims and a $2.9 million decrease in provisions for non-recoverable servicing advances and receivables. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net. PHH incurred $7.0 million of Servicing and origination expenses during the first quarter of 2019.
Technology and communication expense increased $1.6 million, or 7%, as compared to the first quarter of 2018, due to PHH expenses of $7.0 million offset by the results of our cost reduction efforts which included bringing technology services in-house.
Occupancy and equipment expense increased $4.0 million, or 32%, as compared to the first quarter of 2018, due to PHH expenses of $5.0 million offset by a decline of $1.0 million resulting from our cost reduction efforts which include consolidating vendors and closing and consolidating certain facilities.
Professional services expense decreased $34.3 million, or 91%, as compared to the first quarter of 2018, primarily due to the recovery of $30.7 million of amounts previously recognized as expense, whether paid or accrued, from a service provider, an $8.1 million decline compared to the first quarter of 2018 in provisions for probable losses in connection with litigation and a $1.5 million decline in fees related to the PHH acquisition, offset by a $1.5 million increase in fees incurred in connection with our conversion of NRZ’s Rights to MSRs to fully-owned MSRs. PHH incurred $7.0 million of Professional services expense during the first quarter of 2019. The fees incurred in connection with the MSR conversions are primarily legal fees of our counsel and the fees of counsel of counterparties that we are required to pay. NRZ is currently responsible for paying 50% of the costs that are incurred in connection with the MSR conversions. We do not expect to incur significant costs in connection with the MSR conversions in the future.
Other expenses decreased $3.4 million, or 51%, as compared to the first quarter of 2018, due in large part to a $1.3 million reduction in advertising expenses and decreases attributable to the timing of recognition of certain expenses, including expenses in connection with borrower advocacy groups and licensing expenses.
Interest expense increased $19.6 million, or 39%, as compared to the first quarter of 2018, primarily because of the $20.9 million increase in interest expense on the NRZ financing liabilities, which we account for at fair value and $2.1 million of interest expense on the PHH senior unsecured notes, offset by a $1.9 million decrease in interest on match funded liabilities, consistent with the decline in servicing advances. Changes in the fair value of the NRZ financing liabilities offset, to a large extent, changes in the fair value of our MSRs which are recorded in MSR valuation adjustments, net.
The net increase in interest expense on the NRZ financing liabilities was due to a $37.7 million increase and a $16.8 million decrease under the Ocwen and PHH agreements, respectively. The primary components driving the increase in interest expense under the Ocwen agreements are changes in the fair value of the NRZ financing liability related to the 2017 and New RMSR Agreements and runoff of the underlying MSRs. In the first quarter of 2018, a favorable fair value adjustment reduced the Ocwen NRZ financing liabilities, and interest expense, by $16.6 million, driven by the initial fair value gain attributable to the $279.6 million lump-sum cash payment received in connection with the New RMSR Agreements. This compares to a $7.0 million unfavorable fair value adjustment in the first quarter of 2019 in connection with changes in estimated cash flows. Runoff attributed to the Original Rights to MSRs Agreements declined to $9.0 million in the first quarter of 2019 as compared to $18.9 million in the first quarter of 2018. The MSRs underlying the Ocwen agreements are seasoned non-Agency mortgage loans and changes in interest rates do not have any significant impact on prepayments. The MSRs underlying the PHH agreements are Agency mortgage loans and as a result, both their fair value and runoff are highly sensitive to changes in interest rates. In the first quarter of 2019, a $33.1 million favorable fair value adjustment reduced the NRZ financing liability, and interest expense, offsetting the unfavorable fair value adjustment of the underlying MSRs. Runoff of $17.8 million further reduced interest expense under the PHH agreements.
Although we incurred a pre-tax loss for the first quarter of 2019 of $41.1 million, we recorded income tax expense of $3.4 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates. Our overall effective tax rates for the three months ended March 31, 2019 and 2018 were (8.3)% and 47.3%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from continuing operations, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%. The change in income tax expense for the three months ended March 31, 2019, compared with the same period in 2018, was primarily due to the effects of the Base Erosion and Anti-Abuse Tax (BEAT) provision of the Tax Act and the increase in the BEAT tax rate from 5% in 2018 to 10% in 2019 as well as increased income tax expense as a result of recognizing income previously deferred for tax related to our NRZ agreements.

Financial Condition Summary	March 31, 2019	December 31, 2018	% Change
Cash	$263,188	$329,132	(20)%
Restricted cash (amounts related to variable interest entities (VIEs) of $16,499 and $20,968)	63,379	67,878	(7)
Mortgage servicing rights, at fair value	1,400,191	1,457,149	(4)
Advances and match funded advances (amounts related to VIES of $868,720 and $937,294)	1,094,080	1,186,676	(8)
Loans held for sale ($153,140 and $176,525 carried at fair value)	222,687	242,622	(8)
Loans held for investment, at fair value (amounts related to VIEs of $26,237 and $26,520)	5,753,154	5,498,719	5
Other assets ($7,639 and $7,568 carried at fair value)(amounts related to VIEs of $2,214 and $2,874)	740,531	612,040	21
Total assets	$9,537,210	$9,394,216	2%

Total Assets by Segment
Servicing	$3,221,779	$3,306,208	(3)%
Lending	5,848,830	5,603,481	4
Corporate Items and Other	466,601	484,527	(4)
	$9,537,210	$9,394,216	2%

HMBS-related borrowings, at fair value	$5,614,688	$5,380,448	4%
Match funded liabilities (related to VIEs)	649,384	778,284	(17)
Other financing liabilities ($975,778 and $1,057,671 carried at fair value) (amounts related to VIEs of $24,562 and $24,815)	1,043,698	1,127,613	(7)
SSTL and other secured borrowings, net	436,982	382,538	14
Senior notes, net	448,143	448,727	—
Other liabilities ($4,209 and $4,986 carried at fair value)	832,721	721,901	15
Total liabilities	9,025,616	8,839,511	2%

Total stockholders’ equity	511,594	554,705	(8)

Total liabilities and equity	$9,537,210	$9,394,216	2%

Total Liabilities by Segment
Servicing	$2,272,492	$2,437,383	(7)%
Lending	5,746,701	5,532,069	4
Corporate Items and Other	1,006,423	870,059	16
	$9,025,616	$8,839,511	2%

Changes in the composition and balance of our assets and liabilities during the first quarter of 2019 are principally attributable to the impact of our ongoing HMBS activity, which is accounted for as secured financings, increasing Loans held for investment and HMBS-related borrowings. Match funded liabilities declined during the first quarter of 2019 as a result of lower advances and match funded advances consistent with our declining servicing portfolio and declines in the non-performing portion of our servicing portfolio. Total equity decreased as a result of the net loss we recognized for the three months ended March 31, 2019. See the Overview and Cash Flows sections of “Liquidity and Capital Resources” for a discussion regarding the decline in Cash during the first quarter of 2019.
SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment.

Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per loan fees typically vary based on delinquency status. As of March 31, 2019, we serviced 1.5 million loans with an aggregate UPB of $251.1 billion.
We are actively pursuing actions to replenish our servicing portfolio through expanding our lending business and making permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets and return to a focus on growth. Our goal is to maintain, at a minimum, a servicing portfolio of at least $260.0 billion in UPB. During the first quarter of 2019, we closed MSR acquisitions with $4.9 billion UPB and, as of March 31, 2019, have been awarded approximately $25.5 billion UPB in connection with acquisitions that are expected to close in the second quarter 2019, subject to negotiation and execution of purchase documentation and satisfaction of customary closing conditions. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios with strong credit quality and high-quality collateral that meet our target returns.
NRZ is our largest servicing client, accounting for 50% and 60% of the UPB and loans in our servicing portfolio as of March 31, 2019 and 73% of our loan servicing and subservicing fee revenue for the three months then ended. In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments of $54.6 million and $279.6 million from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen will receive under the renegotiated agreements. These upfront payments amortize through the remaining term of the original agreements (April 2020). Accordingly, the aggregate economics of these agreements will be similar through the end of April 2020, although cash receipts will be lower in future periods as a result of the upfront payments.
As a result of the 2017 and New RMSR Agreements, our retained subservicing fees for the three months ended March 31, 2019 and 2018 were $37.4 million and $34.2 million, respectively, representing average annualized subservicing fees retained by Ocwen as a percentage of UPB of 0.12% and 0.14%, respectively. We also recognized reductions of interest expense of $23.3 million and $35.7 million for the three months ended March 31, 2019 and 2018, respectively, in connection with the amortization of the lump-sum cash payments received under the 2017 and New RMSR Agreements. Thus, retained subservicing fees and amortization of the lump-sum cash payments totaled $60.7 million and $69.9 million for the three months ended March 31, 2019 and 2018, respectively.
Our MSR portfolio is carried at fair value. The value of our MSRs are typically correlated to changes in interest rates; as interest rates rise, the value of the servicing portfolio typically rises as a result of lower anticipated prepayment speeds. In the current market rate environment, we believe we have limited incremental fair value that can be realized even as interest rates increase absent comparable market transaction data supporting higher valuation multiples, which are already at historic highs. Valuation is also impacted by loan delinquency rates whereby as delinquency rates decline, the value of the servicing portfolio rises. While we do not hedge changes in the fair value of our MSRs, changes in fair value of any fair value elected MSR financing liabilities, which are recorded in interest expense in our unaudited consolidated statements of operations, will partially offset the changes in fair value of the related MSRs.
Third-Party Servicer Ratings
Like other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s, S&P and Fitch. Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.

The following table summarizes our key servicer ratings by these rating agencies:

	Ocwen Loan Servicing, LLC			PHH Corporation
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3-	Average	RPS3-	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3-	Average	RPS3-	SQ3	Average	—
Residential Special Servicer	SQ3-	Average	RSS3-	SQ3	Average	RPS3
Residential Second/Subordinate Lien Servicer	SQ3-	Average	RPS3-	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3-	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3-	—	—	RPS3
Master Servicer	SQ3	Average	RMS3-	—	—	—
Ratings Outlook	N/A	Stable	Stable	N/A	Stable	Stable

Date of last action (1)	April 24, 2017	February 26, 2018	July 27, 2018	October 30, 2018	October 8, 2018	November 1, 2018

(1)	Moody’s placed the OLS servicer ratings on Watch for Downgrade on April 24, 2017.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended March 31,	Three Months
	2019	2018	% Change
Revenue
Servicing and subservicing fees
Residential	$255,211	$220,903	16%
Commercial	1,227	1,745	(30)
	256,438	222,648	15
Gain on loans held for sale, net	1,216	992	23
Other revenue	1,620	2,456	(34)
Total revenue	259,274	226,096	15

Expenses
MSR valuation adjustments, net	108,914	16,975	542
Compensation and benefits	40,403	37,177	9
Servicing and origination	24,887	28,044	(11)
Occupancy and equipment	12,607	10,090	25
Professional services	11,423	17,450	(35)
Technology and communications	9,500	10,940	(13)
Corporate overhead allocations	57,594	50,403	14
Other expenses	570	16	n/m
Total expenses	265,898	171,095	55

Other income (expense)
Interest income	2,294	429	435
Interest expense	(54,698)	(34,517)	58
Other, net	1,525	(429)	(455)
Total other expense, net	(50,879)	(34,517)	47

Income (loss) before income taxes	$(57,503)	$20,484	(381)%
n/m: not meaningful

The following tables provide selected operating statistics:

At March 31,	2019	2018	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$239,373,994	$157,796,653	52%
Non-performing loans	9,763,305	12,653,359	(23)
Non-performing real estate	1,943,441	2,938,864	(34)
Total	$251,080,740	$173,388,876	45%

Conventional loans (2)	$124,460,752	$47,323,711	163%
Government-insured loans	28,084,833	20,836,179	35
Non-Agency loans	98,535,155	105,228,986	(6)
Total	$251,080,740	$173,388,876	45%

Percent of total UPB:
Servicing portfolio	30%	42%	(29)%
Subservicing portfolio	20	1	n/m
NRZ (3)	50	57	(12)
Non-performing residential assets serviced	5	9	(44)

Number:
Performing loans (1)	1,475,824	1,107,498	33%
Non-performing loans	49,199	63,838	(23)
Non-performing real estate	9,328	14,576	(36)
Total	1,534,351	1,185,912	29%

Conventional loans (2)	664,937	288,316	131%
Government-insured loans	183,757	153,067	20
Non-Agency loans	685,657	744,529	(8)
Total	1,534,351	1,185,912	29%

Percent of total number:
Servicing portfolio	31%	40%	(23)%
Subservicing portfolio	9	2	350
NRZ (3)	60	58	3
Non-performing residential assets serviced	4	7	(43)

	Three Months
Periods ended March 31,	2019	2018	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$73,322,765	$74,448,687	(2)%
Subservicing portfolio	51,996,682	1,865,467	n/m
NRZ (3)	128,340,739	100,053,876	28
Total	$253,660,186	$176,368,030	44%

Prepayment speed (average CPR)	12%	13%	(8)%
% Voluntary	78	82	(5)
% Involuntary	22	18	22
% CPR due to principal modification	1	1	—

Average number:
Servicing portfolio	462,438	479,223	(4)%
Subservicing portfolio	148,794	18,922	686
NRZ (3)	937,414	705,791	33
	1,548,646	1,203,936	29%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$52,515	$58,691	(11)%
Subservicing	6,207	914	579
NRZ	155,847	127,017	23
	214,569	186,622	15
Late charges	15,338	14,508	6
Custodial accounts (float earnings)	11,909	7,231	65
Loan collection fees	4,262	5,002	(15)
HAMP fees	1,777	4,104	(57)
Other	7,356	3,436	114
	$255,211	$220,903	16%

	Three Months
Periods ended March 31,	2019	2018	% Change
Interest Expense on NRZ Financing Liability (4)
Servicing fees collected on behalf of NRZ	$155,847	$127,017	23%
Less: Subservicing fee retained by Ocwen	37,407	34,217	9
Net servicing fees remitted to NRZ	118,440	92,800	28

Less: Reduction (increase) in financing liability
Changes in fair value
Original Rights to MSRs Agreements	121	116	4
2017 Agreements and New RMSR Agreements	(6,980)	16,596	(142)
PHH MSR Agreements	33,096	—	n/m
	26,237	16,712	57
Runoff and settlements:
Original Rights to MSRs Agreements	9,035	18,852	(52)
2017 Agreements and New RMSR Agreements	23,320	35,695	(35)
PHH MSR Agreements	17,774	—	n/m
	50,129	54,547	(8)

Other	(1,882)	(1,509)	25

	$43,956	$23,050	91%

Number of Completed Modifications
HAMP	253	357	(29)%
Non-HAMP	8,032	11,241	(29)
Total	8,285	11,598	(29)%

Financing Costs
Average balance of advances and match funded advances	$1,147,164	$1,316,240	(13)%
Average borrowings
Match funded liabilities	717,652	813,977	(12)
Financing liabilities	1,047,631	785,721	33
Other secured borrowings	28,401	5,500	416
Interest expense on borrowings
Match funded liabilities	7,652	8,380	(9)
Financing liabilities	45,024	24,281	85
Other secured borrowings	646	478	35
Effective average interest rate
Match funded liabilities	4.27%	4.12%	4
Financing liabilities (4)	17.19	12.36	39
Other secured borrowings	9.10	34.76	(74)
Facility costs included in interest expense	$1,283	$1,572	(18)
Average 1ML	2.49%	1.80%	38

	Three Months
Periods ended March 31,	2019	2018	% Change
Average Employment
India and other	3,675	4,405	(17)%
U.S.	1,517	1,068	42
Total	5,192	5,473	(5)%

Collections on loans serviced for others	$9,185,311	$7,796,201	18%
n/m: not meaningful

(1)
Performing loans include those loans that are current (less than 90 days past due) and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 107,954 and 132,285 prime loans with a UPB of $18.3 billion and $23.1 billion at March 31, 2019 and March 31, 2018, respectively, which we service or subservice.

(3)	Loans serviced or subserviced pursuant to our agreements with NRZ.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 18.43% and 13.11% for the three months ended March 31, 2019 and 2018, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2019	2018	2019	2018
Portfolio at January 1	$256,000,490	$179,352,554	1,562,238	1,221,695
Additions (1)	5,387,517	546,619	18,430	2,694
Sales	(78,061)	(3,292)	(723)	(39)
Servicing transfers	(1,157,156)	(302,120)	(5,103)	(1,840)
Runoff	(9,072,050)	(6,204,885)	(40,491)	(36,598)
Portfolio at March 31	$251,080,740	$173,388,876	1,534,351	1,185,912

(1)
On February 28, 2019, we acquired Agency MSRs on portfolios consisting of 9,532 loans with a UPB of $2.3 billion. These loans are scheduled to transfer onto the Black Knight MSP servicing system on July 1, 2019. Because we have legal title to the MSRs as of March 31, 2019, the UPB and count of the loans are included in our reported portfolio at such date. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.

The key drivers of our servicing segment operating results for the first quarter of 2019, as compared to the first quarter of 2018, are the PHH acquisition and related integration, portfolio runoff and the effects of cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio. Until we have completed the Black Knight MSP conversion, we are maintaining the infrastructure and related costs of two servicing platforms, including certain corporate functions. The Black Knight MSP conversion is expected to be completed in the second quarter of 2019. Once the conversion is complete and all post-conversion support and validation is finalized, we expect expense reductions in connection with the integration to accelerate.
Three Months Ended March 31, 2019 versus 2018
Servicing and subservicing fee revenue increased by $33.8 million, or 15%, as compared to the first quarter of 2018, due to the increase in the portfolio resulting from the acquisition of PHH, offset in part by portfolio runoff and a decline in completed modifications. Servicing and subservicing fee revenue earned on the acquired PHH portfolio was $66.4 million during the three months ended March 31, 2019. Servicing and subservicing fee revenue, excluding revenue on the acquired PHH portfolio, declined 15%, in line with the 15% decline in the Ocwen portfolio UPB from March 31, 2018 to March 31, 2019. Revenue recognized in connection with loan modifications declined 28% to $11.6 million for the first quarter of 2019 as compared to $16.1 million in the first quarter of 2018. Total completed loan modifications decreased 29% as compared to the first quarter of 2018, due to the expiration of government sponsored modification programs and fewer available modification opportunities due to the reduction in non-performing loans in our servicing portfolio.
MSR valuation adjustments, net, increased $91.9 million, or 542%, as compared to the first quarter of 2018, primarily due to portfolio runoff and the 30 basis-point decline in the 10-year swap rate in the first quarter of 2019, as compared to the 38 basis-point increase in the first quarter of 2018. The increase in MSR valuation adjustments, net, includes $100.3 million due to runoff and the impact of changes in interest rates on the value of our Agency MSR portfolio. The acquired PHH MSR portfolio is primarily Agency MSRs that are more sensitive to interest rates. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in interest expense.
Excluding MSR valuation adjustments, net, total expenses increased $2.9 million, or 2%, as compared to the first quarter of 2018. Servicing segment expenses for the first quarter of 2019, excluding MSR valuation adjustments, net, includes $37.8 million of expenses attributable to PHH.
Compensation and benefits expense increased $3.2 million, or 9%, as compared to the first quarter of 2018, due to PHH compensation and benefits expense of $10.8 million. Partially offsetting the PHH costs is a $7.5 million decline in Compensation and benefits expense versus the first quarter of 2018, reflecting the results of our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Average servicing headcount decreased 5% compared to the first quarter of 2018 despite the increase in headcount attributable to the acquisition of PHH, which consisted of 628 U.S. employees at March 31, 2019.
Servicing and origination expense declined $3.2 million, or 11%, as compared to the first quarter of 2018, primarily due to a $4.3 million decrease in government-insured claim loss provisions on reinstated or modified loans in line with a decline in the volume of claims and a $2.9 million decrease in provisions for non-recoverable servicing advances and receivables. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net. PHH incurred Servicing and origination expenses of $5.8 million during the first quarter of 2019.
Occupancy and equipment expense increased $2.5 million, or 25%, as compared to the first quarter of 2018, due to PHH expense of $3.0 million.
Professional services expense declined $6.0 million, or 35%, as compared to the first quarter of 2018, primarily due to a $5.9 million decline in provisions for probable losses in connection with litigation, offset by a $1.5 million increase in fees incurred in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs. PHH incurred $2.4 million of Professional services expense during the first quarter of 2019. The fees incurred in connection with the MSR conversions are primarily legal fees of our counsel and the fees of counsel of counterparties that we are required to pay. NRZ is currently responsible for paying 50% of the costs that are incurred in connection with the MSR conversions. We do not expect to incur significant costs in connection with the MSR conversions in the future.
Technology and communication expense declined $1.4 million, or 13%, as compared to the first quarter of 2018. The $2.5 million increase due to PHH Technology and communication expense was more than offset by the results of our cost reduction efforts which included bringing technology services in-house.
Corporate overhead allocations increased $7.2 million, as compared to the first quarter of 2018, primarily due to PHH overhead expense allocations of $10.3 million.
Interest expense increased by $20.2 million, or 58%, as compared to the first quarter of 2018, primarily due to a $20.9 million increase in interest expense on the NRZ financing liabilities. Changes in the fair value of the NRZ financing liabilities offset, to a large extent, changes in the fair value of our MSRs which are recorded in MSR valuation adjustments, net.
The net increase in interest expense on the NRZ financing liabilities was due to a $37.7 million increase and a $16.8 million decrease under the Ocwen and PHH agreements, respectively. The primary components driving the increase in interest expense under the Ocwen agreements are changes in the fair value of the NRZ financing liability related to the 2017 and New RMSR Agreements and runoff of the underlying MSRs. In the first quarter of 2018, a favorable fair value adjustment reduced the Ocwen NRZ financing liabilities, and interest expense, by $16.6 million, driven by the initial fair value gain attributable to the $279.6 million lump-sum cash payment received in connection with the New RMSR Agreements. This compares to a $7.0 million unfavorable fair value adjustment in the first quarter of 2019 in connection with changes in estimated cash flows. Runoff attributed to the Original Rights to MSRs Agreements declined to $9.0 million in the first quarter of 2019 as compared to $18.9 million in the first quarter of 2018. The MSRs underlying the Ocwen agreements are seasoned non-Agency mortgage loans and changes in interest rates do not have any significant impact on prepayments. The MSRs underlying the PHH agreements are Agency mortgage loans and as a result, both their fair value and runoff are highly sensitive to changes in interest rates. In the first quarter of 2019, a $33.1 million favorable fair value adjustment reduced the NRZ financing liability, and interest expense, offsetting the unfavorable fair value adjustment of the underlying MSRs. Runoff of $17.8 million further reduced interest expense under the PHH agreements.
Lending
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. Since the 2017 strategic shift in our forward lending activities, our efforts have principally focused on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (i.e., portfolio recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. We expect to re-enter the correspondent channel in the second quarter of 2019 to drive higher loan production.
 Under the terms of our agreements with NRZ, to the extent we refinance a loan underlying the MSRs subject to these agreements, we are obligated to transfer such recaptured MSR to NRZ under the terms of a separate subservicing agreement. Effective June 1, 2019, we will no longer perform any portfolio recapture on behalf of NRZ. We expect this change will not have a material negative impact on pre-tax earnings after associated direct cost reductions and factoring in additional marketing opportunities to customers obtained through acquiring MSRs.
We originate and purchase reverse mortgages through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.5 billion at March 31, 2019. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws. At March 31, 2019, unrecognized Future Value related to future draw commitments on loans purchased or originated prior to January 1, 2019 is estimated to be $64.1 million (versus $68.1 million at December 31, 2018) and will be recognized over time as future draws are securitized or sold. Effective for loans purchased or originated after December 31, 2018, we elected to fair value future draw commitments.
On February 28, 2019, we merged Homeward Residential Inc. into PMC with PMC being the surviving entity. All of our forward lending purchase and origination activities are conducted under the PHH brand effective April 1, 2019.

The following table presents the results of operations of our Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended March 31,	Three Months
	2019	2018	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$7,687	$7,933	(3)%
Reverse loans	8,683	10,875	(20)
	16,370	18,808	(13)
Other revenue, net	24,721	10,387	138
Total revenue	41,091	29,195	41

Expenses
Compensation and benefits	12,442	11,955	4
Servicing and origination	3,861	4,045	(5)
Occupancy and equipment	1,855	805	130
Technology and communications	681	397	72
Professional services	345	365	(5)
MSR valuation adjustments, net	84	154	(45)
Corporate overhead allocations	1,684	1,014	66
Other expenses	379	1,561	(76)
Total expenses	21,331	20,296	5

Other income (expense)
Interest income	1,549	1,492	4
Interest expense	(1,668)	(1,946)	(14)
Other, net	219	325	(33)
Total other income (expense), net	100	(129)	(178)

Income before income taxes	$19,860	$8,770	126%
n/m: not meaningful

The following table provides selected operating statistics for our Lending segment:

	March 31,
	2019	2018	% Change
Short-term loan funding commitments
Forward loans	$97,625	$110,908	(12)%
Reverse loans	20,145	17,892	13

Future Value (1) (2)	64,076	81,087	(21)%

Future draw commitment (UPB) (3)	1,487,561	1,442,916	3%

Periods ended March 31,	Three Months
	2019	2018	% Change
Loan Production by Channel
Forward loans
Correspondent	$—	$408	(100)%
Wholesale	—	1,750	(100)
Retail	211,247	213,605	(1)
	$211,247	$215,763	(2)%

% HARP production	2%	10%	(80)%
% Purchase production	1	—	n/m
% Refinance production	99	100	(1)

Reverse loans
Correspondent	$88,585	$91,855	(4)%
Wholesale	42,311	53,052	(20)
Retail	10,396	18,946	(45)
	$141,292	$163,853	(14)%

Average Employment
U.S.	500	429	17%
India and other	131	136	(4)
Total	631	565	12%

(1)
Future Value represents the net present value of estimated future cash flows from customer draws of the loans and projected performance assumptions based on historical experience and industry benchmarks discounted at 12% related to HECM loans originated prior to January 1, 2019. We recognize this Future Value over time as future draws are securitized or sold.

(2)	Excludes the fair value of future draw commitments related to HECM loans purchased or originated after December 31, 2018 that we elected to carry at fair value.

(3)	Includes all future draw commitments.
Our Lending segment results for the first quarter of 2019, as compared to the first quarter of 2018, were primarily driven by the acquisition of PHH and reverse lending HECM program and market changes and the related impacts on loan production, revenue and expenses. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA during the reporting period, totaled 8,224 and 15,814, for the three months ended March 31, 2019 and 2018, respectively, representing a decline of 48%.
Three Months Ended March 31, 2019 versus 2018
Total revenue increased $11.9 million, or 41%, as compared to the first quarter of 2018, primarily due to $14.5 million of favorable fair value adjustments on our HECM reverse mortgage loans and the related HMBS financing liability, which is recorded in Other revenue. The favorable fair value adjustments include $2.9 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018 and $11.5 million driven by an update of the financing assumption for active HECM reverse mortgage loan repurchases in connection with our HMBS Issuer obligations. As these repurchases have become more prevalent, a more liquid market for financing has developed, resulting in a lower financing cost assumption. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts.
Gain on loans held for sale, net, declined $2.4 million, or 13%, as compared to the first quarter of 2018, as total loan production decreased $27.1 million, or 7% driven primarily by lower volume in our reverse lending business. Reverse lending gain on loans held for sale declined by $2.2 million, or 20%, due to a 14% decline in loan production, which was lower across all channels, and lower overall margin. Our volume decline for the three months ended March 31, 2019 versus the same period in 2018 was less than the decline in industry endorsements for the comparable periods due to our efforts to re-start purchases with former customers and increase wallet share with existing customers in our wholesale, correspondent and closed whole-loan purchase channels. The reduction in margin was largely attributable to volume in our wholesale, correspondent and closed whole-loan purchase channels increasing to 93% of our total volume in the three months ended March 31, 2019 versus 88% for the same period in 2018. The $0.2 million, or 3%, reduction in forward lending gain on loans held for sale was due to a 2% decline in loan production and slightly lower margin in our retail channel.
Total expenses increased $1.0 million, or 5%, as compared to the first quarter of 2018, due to PHH total expenses of $8.3 million. The majority of expenses are variable, and as a result, as origination volume declines so do the related expenses. Examples include commissions, recorded in Compensation and benefits expense, and advertising expense, recorded in Other expenses. Total average headcount increased 12% as compared to the first quarter of 2018, reflecting the increase due to the acquisition of PHH offset by reductions driven by lower origination volume in the reverse lending channels.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of corporate support services, CRL, discontinued operations and inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on corporate debt. Interest expense on direct asset financings are recorded in the respective Servicing and Lending segments, while interest expense on the SSTL and the Senior Notes is recorded in Corporate Items and Other and is not allocated. Our cash balances are included in Corporate Items and Other.
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate support services costs, specifically compensation and benefits and professional services expense, have been, and continue to be, significantly impacted by regulatory actions against us and by significant litigation matters. As part of our drive to return to profitability as soon as possible, we will seek to reduce our corporate support services expenses while complying with our legal and regulatory obligations. We anticipate that our ability to return to sustainable profitability will be significantly impacted by the degree to which we can reduce these costs going forward. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in the first quarter of 2019 related to our re-engineering plan.
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

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended March 31,	Three Months
	2019	2018	% Change
Revenue
Premiums (CRL)	$3,411	$4,604	(26)%
Other revenue	112	362	(69)
Total revenue	3,523	4,966	(29)

Expenses
Compensation and benefits	41,851	28,943	45
Technology and communications	14,254	11,466	24
Occupancy and equipment	2,127	1,719	24
Professional services	(8,327)	19,955	(142)
Servicing and origination	(50)	(671)	(93)
Other expenses	2,299	5,115	(55)
Total expenses before corporate overhead allocations	52,154	66,527	(22)
Corporate overhead allocations
Servicing segment	(57,594)	(50,403)	14
Lending segment	(1,684)	(1,014)	66
Total expenses	(7,124)	15,110	(147)

Other income (expense), net
Interest income	715	779	(8)
Interest expense	(14,079)	(14,347)	(2)
Bargain purchase gain	(285)	—	n/m
Other, net	(439)	(577)	(24)
Total other expense, net	(14,088)	(14,145)	—

Loss before income taxes	$(3,441)	$(24,289)	(86)%
n/m: not meaningful
Three Months Ended March 31, 2019 versus 2018
CRL premium revenue decreased $1.2 million, or 26%, as compared to the first quarter of 2018, as a result of a 32% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations declined $14.4 million, or 22%, as compared to the first quarter of 2018. Expenses before allocations for the first quarter of 2019 includes PHH expenses of $22.6 million.
Compensation and benefits expense increased $12.9 million, or 45%, as compared to the first quarter of 2018, due to PHH compensation and benefits expense of $11.8 million and $19.2 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S. based employees. Partially offsetting the PHH costs and severance, is a $4.7 million decline in Compensation and benefits expense versus the first quarter of 2018, reflecting the results of our efforts to re-engineer our cost structure and align headcount in the corporate support service functions with the size of our servicing portfolio and lower loan production in our lending segment. Average headcount declined 5% despite the increase in headcount attributed to the PHH acquisition.
Technology and communication expense increased $2.8 million, or 24%, as compared to the first quarter of 2018, due to PHH expenses of $4.2 million offset by the results of our cost reduction efforts which included bringing technology services in-house.
Professional services expense decreased $28.3 million, or 142%, as compared to the first quarter of 2018, primarily due to the recovery of $30.7 million of amounts previously recognized as expense, whether paid or accrued, from a service provider and a $1.5 million decline in fees related to the PHH acquisition, offset by a $1.8 million increase in legal fees and settlements. PHH incurred $4.5 million of Professional services expense during the first quarter of 2019.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow by period to mitigate liquidity risk.
In assessing our liquidity outlook, our primary focus is on six measures:

•	Financial projections for ongoing business revenues, costs and net income;

•	Anticipated amounts and timing of payments relating to our cost re-engineering plans and integration costs;

•	Requirements for maturing liabilities compared to amounts generated from maturing assets and operating cash flow;

•	Projected future acquisitions of MSRs to, at a minimum, replenish portfolio runoff;

•
The projected change in advances and match funded advances compared to the projected borrowing capacity to fund such advances under our facilities, including capacity for cyclical and monthly peak funding dates; and

•	Projected funding requirements of new investment and business initiatives.
At March 31, 2019, our unrestricted cash position was $263.2 million compared to $329.1 million at December 31, 2018. We invest cash in excess of our immediate operating needs to fund certain of our most liquid assets and in money market deposit accounts. Our March 31, 2019 cash position was reduced by $155.1 million used to fund loans made by our lending business and to fund servicing advances compared to $62.4 million used for such purposes as of December 31, 2018. Although we could have funded such activities by borrowing under our warehouse lines and servicing advance financing facilities, respectively, we chose to forgo the borrowing and fund with corporate cash to reduce interest costs. In the first quarter, our liquidity was bolstered by the upsizing of our SSTL in the amount of $120.0 million, which was partially offset by $48.6 million of cash paid to acquire MSRs.
On October 4, 2018, we completed our acquisition of PHH. This transaction was initially cash and book value accretive, with PHH having an opening cash balance of $423.1 million, $64.7 million more than the purchase price of $358.4 million. Upon the closing of the transaction, we assumed $119.1 million of senior unsecured notes, representing $97.5 million of PHH’s 7.375% Senior Notes due 2019 and $21.5 million of PHH’s 6.375% Senior Notes due 2021. Ocwen also assumed a mortgage warehouse line with maximum borrowing of $200.0 million on an uncommitted basis. There were no borrowings outstanding under this facility on the acquisition date or at December 31, 2018 and March 31, 2019.
We strengthened our cash position by monetizing a portion of our future revenue stream under our NRZ agreements. We received lump-sum payments of $54.6 million and $279.6 million in September 2017 and January 2018, respectively, under our agreements with NRZ. These lump-sum payments generally represent the net present value of the excess of the future revenue stream we would have received under our original agreements with NRZ over the revenue stream we now receive under our current agreements. We are effectively amortizing these lump-sum payments through our statements of operations from the dates such lump-sum payments were received through the end of the initial term of the original agreements, which is generally April 2020.
Establishing funding for growth is a key initiative to achieving our objective of returning to profitability. We regularly evaluate capital structure options that we believe will most effectively provide the necessary capacity to invest in targeted assets, address upcoming debt maturities and accommodate our business needs. For example, we are currently evaluating MSR funding structures and other capital structure alternatives in order to optimize access to capital, improve our cost of capital and reduce funding risk. Historical losses have significantly eroded our stockholder’s equity and weakened our financial condition. To the extent we are not successful in achieving our objective of returning to profitability, funding continuing losses will limit our opportunities to grow our business.
The available borrowing capacity under our advance financing facilities has increased by $128.9 million from $46.7 million at December 31, 2018 to $175.6 million at March 31, 2019. The $128.9 million decline in outstanding borrowings drove the net increase in available capacity as our maximum borrowing capacity is unchanged from December 31, 2018. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At March 31, 2019, $66.1 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged to our advance financing facilities.
At March 31, 2019, we had maximum borrowing capacity under our warehouse facilities of $1.3 billion. Of the borrowing capacity extended on a committed basis, $229.5 million was available at March 31, 2019, and $89.0 million of the available borrowing capacity could have been used based on the amount of eligible collateral that could be pledged. Uncommitted amounts ($922.4 million available at March 31, 2019) can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time. At March 31, 2019, $23.6 million of uncommitted borrowing capacity could have been used based on the amount of eligible collateral that could be pledged, assuming our lenders were willing to do so.
We are required to maintain certain minimum levels of cash under our debt agreements and portions of our cash balances are held in our non-U.S. subsidiaries. We would have to repatriate the cash held by our non-U.S. subsidiaries, potentially with tax consequences and in compliance with applicable laws, should we wish to utilize that cash in the U.S.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, expenses, our assessment of the likely impact of open regulatory matters, recurring and nonrecurring costs, levels of investment and availability of funding sources. As part of this analysis, we have also assessed the cash requirements to operate our business and our financial obligations coming due. Based upon these evaluations and analysis, we believe that we have sufficient liquidity and access to adequate sources of new capital to meet our obligations and fund our operations for the next twelve months.
Sources of Funds
Our primary sources of funds for near-term liquidity are:

•	Collections of servicing fees and ancillary revenues;

•	Collections of advances in excess of new advances;

•	Proceeds from match funded advance financing facilities;

•	Proceeds from other borrowings, including warehouse facilities; and

•	Proceeds from sales and securitizations of originated loans and repurchased loans.
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
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at March 31, 2019:

	Total Assets	Collateral for Secured Borrowings	Sale Commitments	Other Commitments (1)	Other (2)
Cash	$263,188	$—	$—	$—	$263,188
Restricted cash	63,379	22,087	—	41,292	—
Mortgage servicing rights	1,400,191	913,465	9,210	—	477,516
Advances, net	225,360	8,569	32,057	—	184,734
Match funded assets	868,720	868,720	—	—	—
Loans held for sale	222,687	64,223	—	—	158,464
Loans held for investments	5,753,154	5,671,800	—	—	81,354
Receivables, net	197,043	—	—	—	197,043
Premises and equipment, net	69,316	—	—	—	69,316
Other assets	474,172	—	—	416,652	57,520
Total assets	$9,537,210	$7,548,864	$41,267	$457,944	$1,489,135

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

Use of Funds
Our primary uses of funds are:

•	Payment of interest and operating costs;

•	Payment relating to our cost re-engineering plans and integration costs;

•	Payments for advances in excess of collections;

•	Investing in our servicing and lending businesses, including MSR and other asset acquisitions;

•	Funding of originated and repurchased loans;

•	Repayments of borrowings, including match funded liabilities and warehouse facilities; and

•	Working capital and other general corporate purposes.
Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, subject to our ability to reinvest such proceeds in our business within 270 days of receipt.
Outlook
Regarding the current maturities of our borrowings, as of March 31, 2019, we have approximately $720.4 million of debt outstanding under facilities coming due in the next 12 months. The revolving periods of our variable funding and term notes under our advance financing facilities with a total borrowing capacity of $290.0 million and $385.0 million, respectively, are scheduled to end during 2019, subject to renewal, replacement or extension. Total borrowings outstanding on these notes was $499.4 million at March 31, 2019. We had $88.6 million outstanding under our master repurchase and participation agreements for financing new loan originations and loan repurchases at March 31, 2019 that mature in 2019. Finally, in addition to scheduled quarterly repayments totaling $25.4 million under our SSTL, $97.5 million of PHH’s 7.375% Senior Notes are also due in 2019.
We believe that we will be able to renew, replace or extend our debt agreements to the extent necessary to finance our business before or as they become due, consistent with our historical experience.
We are actively engaged with our lenders and as a result, have successfully completed the following with respect to our current and anticipated financing needs:

•
On January 23, 2019, we renewed a mortgage loan warehouse agreement through January 22, 2020. Under this agreement, the lender provides uncommitted financing for up to $50.0 million for reverse mortgage loan originations.

•
On February 4, 2019, we entered into a mortgage loan warehouse agreement under which the lender will provide $300.0 million of borrowing capacity on an uncommitted basis for forward mortgage loan originations.

•
On March 18, 2019, we amended the SSTL to provide an additional term loan of $120.0 million subject to the same maturity, interest rate and other material terms of existing borrowings under the SSTL. The required quarterly principal payment was increased from $4.2 million to $6.4 million beginning March 31, 2019.

•
On April 29, 2019, we extended the maturity of a mortgage loan warehouse facility through July 31, 2019. Under this agreement, the lender provides uncommitted financing of up to $175.0 million for forward mortgage loan originations.

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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Stable	December 11, 2018
S&P	B –	Negative	June 18, 2018
As of March 31, 2019, the S&P long-term corporate rating was “B-”. On December 11, 2018, Moody’s affirmed the long-term corporate rating of “Caa1”. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 and New RMSR Agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 includes $23.3 million and $35.7 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the three months ended March 31, 2019
Our operating activities provided $100.7 million of cash largely due to $91.1 million of net collections of servicing advances. Net cash received on loans held for sale was $1.1 million for the three months ended March 31, 2019.

Our investing activities used $151.3 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $104.6 million. Cash outflows also include $48.6 million to purchase MSRs.
Our financing activities used $19.8 million of cash. Cash outflows include $128.9 million of net repayments on match funded liabilities as a result of advance recoveries and $50.1 million of net payments on the financing liabilities related to MSRs pledged. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $57.7 million. Cash inflows include $210.6 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $102.4 million. We increased borrowings under the SSTL through the issuance of an additional term loan of $120.0 million, less the $6.4 million first quarter repayment.
Cash flows for the three months ended March 31, 2018
Our operating activities provided $99.4 million of cash largely due to $71.1 million of net collections of servicing advances. Net cash received on loans held for sale during the three months ended March 31, 2018 was $25.7 million.
Our investing activities used $135.9 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $168.4 million. Cash inflows include net proceeds of $30.1 million in connection with the automotive capital services business and the receipt of $4.4 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $56.4 million of cash. Cash inflows include $222.8 million received in connection with our reverse mortgage securitizations, less repayments on the related financing liability of $80.8 million. In January 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. Cash outflows include $198.0 million of net repayments on match funded liabilities as a result of advance recoveries, and $4.2 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $100.1 million.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At March 31, 2019, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the three months ended March 31, 2019, other than changes related to our secured borrowings. We renewed an existing $50.0 million mortgage loan warehouse facility through January 22, 2020, entered into a new $300.0 million mortgage loan warehouse facility and amended the SSTL to provide an additional term loan of $120.0 million subject to the same maturity and interest rate terms of existing borrowings under the SSTL. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
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
Mortgage Loan Repurchase and Indemnification Liabilities. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. We recognize the fair value of representation and warranty obligations in connection with originations upon sale of the loan or upon completion of an acquisition. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. See Note 4 – Securitizations and Variable Interest Entities, Note 14 – Other Liabilities and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
HMBS Issuer Obligations. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is received from HUD, typically within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO. See Note 20 — Commitments to the Unaudited Consolidated Financial Statements for additional information.
Involvement with VIEs. We use SPEs and VIEs for a variety of purposes but principally in the financing of our servicing advances and in the securitization of mortgage loans. We include VIEs in our consolidated financial statements if we determine we are the primary beneficiary. See Note 4 – Securitizations and Variable Interest Entities to the Unaudited Consolidated Financial Statements for additional information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 5 – Fair Value to the Unaudited Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	March 31, 2019	December 31, 2018
Loans held for sale	$222,687	$242,622
Loans held for investment - Reverse mortgages	5,726,917	5,472,199
Loans held for investment - Restricted for securitization investors	26,237	26,520
MSRs	1,400,191	1,457,149
Derivative assets	4,341	4,552
Mortgage-backed securities	1,786	1,502
U.S. Treasury notes and corporate bonds	1,514	1,514
Assets at fair value	$7,383,673	$7,206,058
As a percentage of total assets	77%	77%
Financing liabilities
HMBS-related borrowings	5,614,688	5,380,448
Financing liability - MSRs pledged	951,216	1,032,856
Financing liability - Owed to securitization investors	24,562	24,815
	6,590,466	6,438,119
Derivative liabilities	4,209	4,986
Liabilities at fair value	$6,594,675	$6,443,105
As a percentage of total liabilities	73%	73%
Assets at fair value using Level 3 inputs	$7,224,954	$7,024,145
As a percentage of assets at fair value	98%	97%
Liabilities at fair value using Level 3 inputs	$6,590,466	$6,438,119
As a percentage of liabilities at fair value	100%	100%
Assets at fair value using Level 3 inputs increased during the three months ended March 31, 2019 primarily due to reverse mortgage originations and the fair value election on our remaining portfolio of amortization method MSRs. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation of MSRs
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
The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by class projected for the five-year period beginning March 31, 2019:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	7.0% to 13.5%	9.1% to 17.4%	12.4% to 20.6%
Weighted average	10.3%	12.9%	15.5%
Delinquency
Range	3.6% to 4.1%	14.6% to 16.4%	23.5% to 30.4%
Weighted average	3.8%	15.5%	27.6%
Cost to service
Range	$77 to $78	$129 to $136	$200 to $304
Weighted average	$77	$132	$290
Discount rate	9.0%	9.1%	12.7%
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

Allowance for Losses on Servicing Advances and Receivables
We record an allowance for losses on servicing advances through a charge to earnings to the extent that we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At March 31, 2019, the allowance for losses on servicing advances was $23.1 million.
We record an allowance for losses on receivables in our Servicing business related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of incurred losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience. At March 31, 2019, the allowance for losses on receivables related to government-insured claims was $51.3 million.
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
For the three-year periods ended December 31, 2018 and 2017, the USVI filing jurisdiction was in a material cumulative loss position. The U.S. jurisdiction was also in a three-year cumulative loss position as of December 31, 2018 and 2017. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
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
We have evaluated whether we experienced an ownership change as measured under Section 382, and during 2018 determined that an ownership change did occur in January 2015 and in December 2017 in the U.S. jurisdiction, which also results in an ownership change under Section 382 in the USVI jurisdiction. This determination was made based on information available as of the date of our Form 10-K filing for the fiscal year ended December 31, 2018. Due to the Section 382 and 383 limitations and the maximum carryforward period for our NOLs and tax credits, we will be unable to fully recognize certain deferred tax assets. Accordingly, as of December 31, 2018, we had reduced our gross deferred tax asset related to our NOLs by $160.9 million, our foreign tax credit deferred tax asset by $29.5 million and corresponding valuation allowance by $55.7 million. The realization of all or a portion of our deferred income tax assets (including NOLs and tax credits) is dependent upon the generation of future taxable income during the statutory carryforward periods. In addition, the limitation on the utilization of our NOL and tax credit carryforwards could result in Ocwen incurring a current tax liability in future tax years. Our inability to utilize our pre-ownership change NOL carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows.
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
Ocwen has performed its analysis of the rules under Section 382 and, based on all currently available information, identified it experienced an ownership change for Section 382 purposes in January 2015 and December 2017. Prior to 2018, Ocwen was aware of shareholder activity in 2015 and 2017 that may have caused a Section 382 ownership change(s), but determined that additional information could potentially be obtained from certain shareholders that would indicate a Section 382 ownership change had not occurred. In completing this analysis, Ocwen identified several shareholders that filed a schedule 13G during the period disclosing a greater than 5-percent interest in Ocwen stock where beneficial versus economic ownership of the stock was unclear, and Ocwen therefore requested further details. As of the date of this Form 10-Q, Ocwen has not received all requested responses from selected shareholders, and will continue to consider such shareholders as economic owners of Ocwen’s stock until actual knowledge is otherwise received.
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
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
We adopted the new leasing guidance (ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01) on January 1, 2019 by applying the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The transition adjustment resulted in an adjustment to the opening balance of retained earnings of $16 thousand and we increased both our total assets and total liabilities by $66.2 million, representing the gross recognition of the right-of-use assets and lease liabilities. See Note 1 – Organization, Business Environment and Basis of Presentation to the Unaudited Consolidated Financial Statements for additional information.
Our adoption of the standards listed below on January 1, 2019 did not have a material impact on our unaudited consolidated financial statements.

•	ASU 2017-08: Receivables: Nonrefundable Fees and Other Costs

•	ASU 2018-02: Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

•	ASU 2018-09: Codification Improvements
We are also evaluating the impact of recently issued ASUs not yet adopted that are not effective for us until on or after January 1, 2020. While we do not anticipate that our adoption of these ASUs will have a material impact on our consolidated financial statements, we are currently evaluating the effect.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands unless otherwise indicated)
Interest Rates
Our principal market exposure is to interest rate risk due to the impact on our mortgage-related assets and commitments, including MSRs, loans held for sale, loans held for investment and IRLCs. Changes in interest rates could materially and adversely affect our volume of mortgage loan originations or reduce the value of our MSRs. We also have exposure to the effects of changes in interest rates on our borrowings, including advance financing facilities.
Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.
Our management-level Market Risk Committee establishes and maintains policies that govern our hedging program, including such factors as our target hedge ratio, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions. See Note 15 – Derivative Financial Instruments and Hedging Activities to the Unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.

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
While the majority of our non-Agency MSRs have been sold to NRZ, these transactions did not qualify as sales and are accounted for as secured financings. We have elected fair value accounting for these MSR financing liabilities. Through these transactions, the majority of the risks and rewards of ownership of the MSRs transferred to NRZ, including interest rate risk. Changes in the fair value of the MSRs sold to NRZ are offset by a corresponding change in the fair value of the MSR financing liabilities, which are recognized as a component of interest expense in our unaudited consolidated statements of operations.
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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at the dates indicated. We use certain assumptions to estimate the fair value of these instruments. See Note 5 – Fair Value to the Unaudited Consolidated Financial Statements for additional information regarding fair value of financial instruments.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$248,342	$248,342	$266,235	$266,235
Loans held for sale, at fair value	153,140	153,140	176,525	176,525
Loans held for sale, at lower of cost or fair value(1)	69,547	69,547	66,097	66,097
Loans held for investment, at fair value	5,726,917	5,726,917	5,472,199	5,472,199
U.S. Treasury notes	1,068	1,068	1,064	1,064
Debt service accounts and time deposits	23,460	23,460	27,964	27,964
Total rate-sensitive assets	$6,222,474	$6,222,474	$6,010,084	$6,010,084

Rate-Sensitive Liabilities:
Match funded liabilities	$649,384	$649,121	$778,284	$776,485
HMBS-related borrowings, at fair value	5,614,688	5,614,688	5,380,448	5,380,448
SSTL and other secured borrowings (2)	436,982	442,749	382,538	383,162
Senior notes (2)	448,143	430,918	448,727	426,147
Total rate-sensitive liabilities	$7,149,197	$7,137,476	$6,989,997	$6,966,242

	March 31, 2019		December 31, 2018
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$193,750	$276	$260,000	$678
IRLCs	117,770	3,982	150,175	3,871
Forward MBS trades	105,500	(4,126)	165,363	(4,983)
Derivatives, net		$132		$(434)

(1)	Net of market valuation allowances and including non-performing loans.

(2)	Carrying values are net of unamortized debt issuance costs and discount.

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2019, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2019 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
HECM loans held for investment	$2,537	$(3,334)
Loans held for sale	732	(873)
Forward MBS trades	(702)	827
Total loans held for sale and related derivatives	2,567	(3,380)

MSRs (1)	(52,481)	51,392
MSRs, embedded in pipeline	(18)	16
Total MSRs	(52,499)	51,408

Total, net	$(49,932)	$48,028

(1)
Primarily reflects the impact of market rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value. The acquisition of PHH MSRs significantly increased sensitivity on the Agency MSR portfolio.

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in 1ML interest rates.
Based on March 31, 2019 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $14.1 million resulting from an increase of $23.8 million in annual interest income and an increase of $9.7 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $1.5 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2019.
Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2019 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 19 – Regulatory Requirements and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. Understanding these risks is important to understanding any statement in such Annual Report and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth above under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
10.1*	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (filed herewith)
10.2**	Amendment to April 17, 2018 Offer Letter between Ocwen Financial Corporation and Glen Messina, dated February 27, 2019 (filed herewith)
10.3**	Offer Letter between Ocwen Financial Corporation and June Campbell, dated January 17, 2019 (filed herewith)
10.4
Joinder and Amendment Agreement among Ocwen Financial Corporation, Ocwen Loan Servicing, LLC, as borrower, Barclays Bank PLC as administrative agent, and the other parties thereto, dated as of March 18, 2019 (3)

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
*    Certain information in this exhibit has been omitted pursuant to Item 601(b)(10) of Regulation S-K and the exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit to the agreement upon request.
**    Management contract or compensatory plan or agreement.

(1)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017.

(2)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.

(3)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on March 18, 2019.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ June C. Campbell

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 7, 2019