Form 10-Q
period 2019-06-30
OCWEN FINANCIAL CORP
filed 2019-08-06
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of August 1, 2019: 134,595,798 shares

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

•
the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover advances, repay, renew and extend borrowings, borrow additional amounts as and when required, meet our asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;

•
our ability to invest in mortgage servicing rights (MSRs) or other assets at adequate risk-adjusted returns, including our ability to negotiate and execute purchase documentation and satisfy closing conditions so as to consummate the acquisition of MSRs that have been awarded to us;

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

•
our ability to maintain our long-term relationship with New Residential Investment Corp. (NRZ), our largest servicing client and the source for a substantial portion of our advance funding for non-agency MSRs;

•	our ability to timely and cost-effectively transfer MSRs under our agreements with NRZ;

•
our ability to successfully integrate PHH Corporation (PHH) and its business, and to realize the strategic objectives and other benefits of the acquisition at the time anticipated or at all, including our ability to integrate, maintain and enhance PHH’s servicing, subservicing and other business relationships, including its relationship with NRZ;

•
our ability to identify and address any issues arising in connection with the transfer of loans to the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP) without incurring significant cost or disruption to our operations;

•	our ability to reduce organizational complexity through our corporate reorganization initiatives;

•	the loss of the services of our senior managers and our ability to execute effective executive officer leadership transitions;

•	uncertainty related to general economic and market conditions, delinquency rates, home prices and disposition timelines on foreclosed properties;

•	uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, GSEs, Ginnie Mae and trustees regarding loan put-backs, penalties and legal actions;

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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets
Cash	$287,724	$329,132
Restricted cash (amounts related to variable interest entities (VIEs) of $15,489 and $20,968)	60,708	67,878
Mortgage servicing rights (MSRs), at fair value	1,312,633	1,457,149
Advances, net	229,167	249,382
Match funded advances (related to VIEs)	875,332	937,294
Loans held for sale ($135,691 and $176,525 carried at fair value)	196,071	242,622
Loans held for investment, at fair value (amounts related to VIEs of $25,324 and $26,520)	5,897,731	5,498,719
Receivables, net	187,985	198,262
Premises and equipment, net	57,598	33,417
Other assets ($7,760 and $7,568 carried at fair value)(amounts related to VIEs of $1,418 and $2,874)	522,844	379,567
Assets related to discontinued operations	—	794
Total assets	$9,627,793	$9,394,216

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$5,745,383	$5,380,448
Match funded liabilities (related to VIEs)	671,796	778,284
Other financing liabilities ($868,610 and $1,057,671 carried at fair value) (amounts related to VIEs of $23,697 and $24,815)	931,451	1,127,613
Other secured borrowings, net	516,481	382,538
Senior notes, net	447,577	448,727
Other liabilities ($3,934 and $4,986 carried at fair value)	892,211	703,636
Liabilities related to discontinued operations	—	18,265
Total liabilities	9,204,899	8,839,511

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 134,595,798 and 133,912,425 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	1,346	1,339
Additional paid-in capital	555,696	554,056
(Accumulated deficit) retained earnings	(130,648)	3,567
Accumulated other comprehensive loss, net of income taxes	(3,500)	(4,257)
Total stockholders’ equity	422,894	554,705
Total liabilities and stockholders’ equity	$9,627,793	$9,394,216

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Servicing and subservicing fees	$239,182	$222,227	$495,045	$444,365
Gain on loans held for sale, net	15,075	24,393	32,670	44,193
Other revenue, net	20,081	6,961	50,511	25,280
Total revenue	274,338	253,581	578,226	513,838

Expenses
MSR valuation adjustments, net	147,268	33,118	256,266	50,247
Compensation and benefits	82,283	69,838	176,979	147,913
Servicing and origination	21,510	28,276	50,208	59,694
Technology and communications	20,001	23,906	44,436	46,709
Professional services	37,136	32,389	40,577	70,159
Occupancy and equipment	18,699	12,859	35,288	25,473
Other expenses	4,597	5,264	7,845	11,956
Total expenses	331,494	205,650	611,599	412,151

Other income (expense)
Interest income	3,837	3,355	8,395	6,055
Interest expense	(31,571)	(77,503)	(102,016)	(128,313)
Bargain purchase gain	(96)	—	(381)	—
Other, net	653	(2,188)	1,958	(2,869)
Total other expense, net	(27,177)	(76,336)	(92,044)	(125,127)

Loss before income taxes	(84,333)	(28,405)	(125,417)	(23,440)
Income tax expense	5,404	1,348	8,814	3,696
Net loss	(89,737)	(29,753)	(134,231)	(27,136)
Net income attributable to non-controlling interests	—	(78)	—	(147)
Net loss attributable to Ocwen stockholders	$(89,737)	$(29,831)	$(134,231)	$(27,283)

Loss per share attributable to Ocwen stockholders
Basic and Diluted	$(0.67)	$(0.22)	$(1.00)	$(0.20)

Weighted average common shares outstanding
Basic and Diluted	134,465,741	133,856,132	134,193,874	133,490,828

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(89,737)	$(29,753)	$(134,231)	$(27,136)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	36	37	70	78
Change in unfunded pension plan obligation liability	337	—	674	—
Other	7	—	13	—
Comprehensive loss	(89,357)	(29,716)	(133,474)	(27,058)
Comprehensive income attributable to non-controlling interests	—	(78)	—	(147)
Comprehensive loss attributable to Ocwen stockholders	$(89,357)	$(29,794)	$(133,474)	$(27,205)

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Three Months Ended June 30, 2019 and 2018
Balance at March 31, 2019	133,946,055	$1,339	$555,046	$(40,911)	$(3,880)	$—	$511,594
Net loss	—	—	—	(89,737)	—	—	(89,737)
Equity-based compensation	649,743	7	650	—	—	—	657
Other comprehensive income, net of income taxes	—	—	—	—	380	—	380
Balance at June 30, 2019	134,595,798	$1,346	$555,696	$(130,648)	$(3,500)	$—	$422,894

Balance at March 31, 2018	133,405,585	$1,334	$553,426	$76,887	$(1,208)	$1,903	$632,342
Net (loss) income	—	—	—	(29,831)	—	78	(29,753)
Capital distribution to non-controlling interest	—	—	—	—	—	(822)	(822)
Equity-based compensation and other	506,840	5	(626)	—	—	—	(621)
Other comprehensive income, net of income taxes	—	—	—	—	37	—	37
Balance at June 30, 2018	133,912,425	$1,339	$552,800	$47,056	$(1,171)	$1,159	$601,183

The accompanying notes are an integral part of these unaudited consolidated financial statements

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Six months ended June 30, 2019 and 2018
Balance at December 31, 2018	133,912,425	$1,339	$554,056	$3,567	$(4,257)	$—	$554,705
Net loss	—	—	—	(134,231)	—	—	(134,231)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02	—	—	—	16	—	—	16
Equity-based compensation	683,373	7	1,640	—	—	—	1,647
Other comprehensive income, net of income taxes	—	—	—	—	757	—	757
Balance at June 30, 2019	134,595,798	$1,346	$555,696	$(130,648)	$(3,500)	$—	$422,894

Balance at December 31, 2017	131,484,058	$1,315	$547,057	$(2,083)	$(1,249)	$1,834	$546,874
Net (loss) income	—	—	—	(27,283)	—	147	(27,136)
Issuance of common stock	1,875,000	19	5,700	—	—	—	5,719
Cumulative effect of fair value election - MSRs	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of FASB ASU No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Capital distribution to non-controlling interest	—	—	—	—	—	(822)	(822)
Equity-based compensation and other	553,367	5	43	—	—	—	48
Other comprehensive income, net of income taxes	—	—	—	—	78	—	78
Balance at June 30, 2018	133,912,425	$1,339	$552,800	$47,056	$(1,171)	$1,159	$601,183

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(134,231)	$(27,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	256,266	50,247
Gain on sale of MSRs, net	(869)	(1,036)
Provision for bad debts	17,158	25,879
Depreciation	19,563	12,640
Equity-based compensation expense	1,664	772
Gain on valuation of financing liability	(76,981)	(8,642)
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(37,201)	(7,930)
Gain on loans held for sale, net	(19,887)	(16,744)
Bargain purchase gain	381	—
Origination and purchase of loans held for sale	(501,696)	(838,581)
Proceeds from sale and collections of loans held for sale	513,706	800,982
Changes in assets and liabilities:
Decrease in advances and match funded assets	91,679	182,481
Decrease in receivables and other assets, net	79,931	86,606
Decrease in other liabilities	(79,753)	(68,556)
Other, net	(927)	5,588
Net cash provided by operating activities	128,803	196,570

Cash flows from investing activities
Origination of loans held for investment	(427,021)	(487,472)
Principal payments received on loans held for investment	232,514	186,216
Purchase of MSRs	(99,382)	—
Proceeds from sale of MSRs	1,401	224
Proceeds from sale of advances	2,132	4,726
Issuance of automotive dealer financing notes	—	(19,642)
Collections of automotive dealer financing notes	—	52,581
Additions to premises and equipment	(1,133)	(6,398)
Other, net	3,700	3,577
Net cash used in investing activities	(287,789)	(266,188)

Cash flows from financing activities
Repayment of match funded liabilities, net	(106,488)	(247,924)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	1,137,418	1,546,226
Repayment of mortgage loan warehouse facilities and other secured borrowings	(1,222,471)	(1,812,568)
Proceeds from issuance of additional senior secured term loan (SSTL)	119,100	—
Repayment of SSTL borrowings	(12,716)	(58,375)
Payment of debt issuance costs related to SSTL	(1,284)	—
Proceeds from sale of MSRs accounted for as a financing	876	279,586
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	425,106	499,576
Repayment of HMBS-related borrowings	(228,015)	(181,548)
Capital distribution to non-controlling interest	—	(822)
Other, net	(1,118)	(991)
Net cash provided by financing activities	110,408	23,160

Net decrease in cash and restricted cash	(48,578)	(46,458)
Cash and restricted cash at beginning of year	397,010	302,560
Cash and restricted cash at end of period	$348,432	$256,102

Supplemental non-cash investing and financing activities
Issuance of common stock in connection with litigation settlement	$—	$5,719
Recognition of gross right-of-use asset and lease liability upon adoption of FASB ASU No. 2016-02:
Right-of-use asset	66,231	—
Lease liability	66,247	—
Transfers of loans held for sale to real estate owned (REO)	3,153	1,358
The following table provides a reconciliation of cash and restricted cash reported within the unaudited consolidated balance sheets that sums to the total of the same such amounts reported in the unaudited consolidated statements of cash flows:

	June 30, 2019	June 30, 2018
Cash	$287,724	$228,412
Restricted cash and equivalents:
Debt service accounts	19,588	24,278
Other restricted cash	41,120	3,412
Total cash and restricted cash reported in the statements of cash flows	$348,432	$256,102

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 – Organization, Business Environment and Basis of Presentation
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a non-bank mortgage servicer and originator providing solutions through its primary operating subsidiaries, PHH Mortgage Corporation (PMC) and Liberty Home Equity Solutions, Inc. (Liberty). We are headquartered in West Palm Beach, Florida with offices in the United States (U.S.) and the United States Virgin Islands (USVI) and operations in India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
Ocwen directly or indirectly owns all of the outstanding stock of its operating subsidiaries: PMC, Liberty and Ocwen Financial Solutions Private Limited (OFSPL). Ocwen also owns all of the common stock of Ocwen Mortgage Servicing, Inc. (OMS).
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
We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgages. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are insured by the FHA and are an approved issuer of HMBS that are guaranteed by Ginnie Mae.
We had a total of approximately 6,200 employees at June 30, 2019 of which approximately 3,700 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, more than 80% were engaged in supporting our loan servicing operations as of June 30, 2019.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to profitability in the shortest timeframe possible within an appropriate risk and compliance environment. We believe our acquisition of PHH Corporation (PHH) provided us with the opportunity to transform into a stronger, more efficient company better able to serve our customers and clients, and positioned us to execute on strategies to enable a return to profitability. See Note 2 – Business Acquisition for additional information regarding the acquisition of PHH.
Now that we have consummated our acquisition of PHH, if we can execute on our key business initiatives, we believe we will drive stronger financial performance.
First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP). During the second quarter of 2019, we completed the transfer of the remainder of our portfolio of residential mortgages that were on the REALServicing® servicing system to Black Knight MSP.
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
We anticipate that a substantial portion of our expense reductions, and the related re-engineering costs, will be realized in the second half of 2019 now that we have completed the transition onto Black Knight MSP and completed the mergers of two of our primary licensed operating entities into PMC. We successfully completed the first phase of our entity mergers during the first quarter, merging Homeward Residential, Inc. (Homeward) into PMC, with PMC being the surviving corporation. During the second quarter, we successfully completed the second phase of our entity mergers, merging Ocwen Loan Servicing, LLC (OLS) into PMC, with PMC being the surviving corporation.
Third, we must manage the size of our servicing portfolio through expanding our lending business and permissible acquisitions of MSRs that are prudent and well-executed with appropriate financial return targets. During the first six months of 2019, we closed MSR acquisitions with $10.8 billion unpaid principal balance (UPB).
Fourth, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our other key business initiatives. On March 18, 2019, we increased our SSTL by $120.0 million, providing incremental liquidity to address maturing debt assumed in the PHH acquisition. On July 1, 2019, we established a financing facility secured by MSRs that provides up to $300.0 million in committed borrowing capacity. We believe this facility will enable the funding of the majority of our near term MSR acquisition initiatives. See Note 22 – Subsequent Events for additional information regarding this facility.
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
Our ability to execute on our key initiatives is not certain and is dependent on the successful execution of several complex actions, including our ability to acquire MSRs with appropriate financial return targets, U.S. facilities consolidation and organizational redesign and headcount reductions, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our cost re-engineering efforts. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
Regarding the current maturities of our borrowings, as of June 30, 2019 we have approximately $827.7 million of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. If a lender were to allege an event of default and we are unable to avoid, remedy or secure a waiver of such alleged default, we could be subject to adverse actions by our lenders that could have a material adverse impact on us. In addition, PMC and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. To the extent these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. See Note 13 – Borrowings, Note 19 – Regulatory Requirements and Note 21 – Contingencies for further information.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Reclassifications
Within the Other income (expense) section of the unaudited statement of operations for the three and six months ended June 30, 2018, we reclassified Gain on sale of MSRs, net of $0.1 million and $1.0 million, respectively, to Other, net to conform to the current year presentation.
Certain amounts in the unaudited consolidated statement of cash flows for the six months ended June 30, 2018 have been reclassified to conform to the current year presentation as follows:

•	Within the Cash flows from operating activities section, we reclassified Amortization of debt issuance costs of $1.7 million to Other, net.

•
Within the Cash flows from financing activities section, we reclassified repayments of the SSTL of $58.4 million from Repayment of mortgage loan warehouse facilities and other secured borrowings to a new separate line item (Repayment of SSTL borrowings).

These reclassifications had no impact on our consolidated cash flows from operating, investing or financing activities.
Recently Adopted Accounting Standards
Leases (ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01)
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
Our leases include non-cancelable operating leases for premises and equipment with maturities extending to 2025, exclusive of renewal option periods. At lease commencement date, we estimate the ROU assets and lease liability at present value using our estimated incremental borrowing rate of 7.5%. We elected to recognize ROU assets and lease liabilities that arise from short-term leases. A maturity analysis of our lease liability as of June 30, 2019 is summarized as follows:

Annual obligation for the twelve months ended June 30,
2020	$19,312
2021	16,556
2022	15,558
2023	9,558
2024	1,659
Thereafter	1,268
63,911
Less: Adjustment to present value	(8,422)
Total minimum lease payments, net	$55,489
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
We amortize the balance of the ROU assets and interest on the lease liability and report in Occupancy and equipment expense on our unaudited consolidated statements of operations. Our lease liability is reduced as we make cash payments on our lease obligations. Our ROU lease assets are evaluated for impairment, in accordance with ASC 360, Premises and Equipment, at each reporting date.
Subsequent to adoption, we made the decision to vacate four leased properties prior to the contractual maturity date of the lease agreements. As a result of our plan to vacate the office space, we accelerated the recognition of amortization on the ROU assets based on the shortened remaining useful life of the leases. We recorded total accelerated amortization of $2.8 million during the six months ended June 30, 2019.
Accounting Standards Issued but Not Yet Adopted
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
This ASU will require more timely recording of credit losses on loans and other financial instruments. This standard aligns the accounting with the economics of lending by requiring banks and other lending institutions to immediately record the full amount of credit losses that are expected in their loan portfolios. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This standard will be effective for us on January 1, 2020, with early application permitted. We are currently evaluating the effect of adopting this standard.
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

Purchase Price Allocation	October 4, 2018	Adjustments	Revised
Cash	$423,088	$—	$423,088
Restricted cash	38,813	—	38,813
MSRs	518,127	—	518,127
Advances, net	96,163	—	96,163
Loans held for sale	42,324	358	42,682
Receivables, net	46,838	(96)	46,742
Premises and equipment, net	15,203	—	15,203
REO	3,289	—	3,289
Other assets	6,293	—	6,293
Assets related to discontinued operations	2,017	—	2,017
Financing liabilities (MSRs pledged, at fair value)	(481,020)	—	(481,020)
Other secured borrowings, net	(27,594)	—	(27,594)
Senior notes, net (Senior unsecured notes)	(120,624)	—	(120,624)
Accrued legal fees and settlements	(9,960)	—	(9,960)
Other accrued expenses	(36,889)	—	(36,889)
Loan repurchase and indemnification liability	(27,736)	—	(27,736)
Unfunded pension liability	(9,815)	—	(9,815)
Other liabilities	(34,131)	(643)	(34,774)
Liabilities related to discontinued operations	(21,954)	—	(21,954)
Total identifiable net assets	422,432	(381)	422,051
Total consideration paid to seller	(358,396)	—	(358,396)
Bargain purchase gain	$64,036	$(381)	$63,655
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
The table below presents supplemental pro forma information for Ocwen for the three and six months ended June 30, 2018 as if the PHH acquisition occurred on January 1, 2017. Pro forma adjustments include the following:

Description	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Increase in MSR valuation adjustments, net for acquired MSRs to conform the accounting for MSRs to the valuation policies of Ocwen	$6,829	$1,082
Adjust interest expense for a total net decline (1)	9,879	12,216
Report Ocwen and PHH acquisition-related charges for professional services as if they had been incurred in 2017 rather than 2018	5,481	9,164
Total net increase in revenue (2)	47,552	81,460
Adjust depreciation expense to amortize internally developed software acquired from PHH on a straight-line basis based on a useful life of three years	245	490
Income tax benefit based on management’s estimate of the blended applicable statutory tax rates and observing the continued need for a valuation allowance (3)	580	1,458

(1)
Primarily pertains to fair value adjustments of $10.1 million and $12.7 million for the three and six months ended June 30, 2018, respectively, related to the assumed MSR secured liability using valuation assumptions consistent with Ocwen’s methodology.

(2)
Primarily pertains to an increase to revenue of $42.6 million and $87.4 million for the three and six months ended June 30, 2018, respectively, for the gross-up of PHH MSRs sold and accounted for as a secured borrowing. The offset of the remaining adjustments are expenses, interest income and interest expense, with no net effect on earnings.

(3)
The net income tax benefit recorded as a result of pro forma adjustments represents lower current federal tax under the new base erosion and anti-abuse tax (BEAT) provision of the 2017 Tax Cuts and Jobs Act (Tax Act) assuming Ocwen and PHH would file a consolidated federal tax return beginning January 1, 2017. The pro forma tax adjustments contemplate the effects of the Tax Act.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$335,846	$680,368
Net loss from continuing operations	(57,225)	(68,426)
For purposes of determining pro forma results of operations for the three and six months ended June 30, 2018, the bargain purchase gain is assumed to have been recorded in 2017 rather than 2018.
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

The following is a summary of expenses incurred to-date, including an estimate of remaining and total plan costs:

	Six Months Ended June 30, 2019
	Employee-related	Facility-related	Other	Total
Costs incurred in current year (1):
First quarter	$20,787	$—	$1,328	$22,115
Second quarter	3,460	3,047	3,619	10,126
	24,247	3,047	4,947	32,241
Estimate of remaining costs (2)	10,153	3,553	19,053	32,759
Total plan costs	$34,400	$6,600	$24,000	$65,000

(1)
The above expenses were all incurred within the Corporate Items and Other segment. Employee-related costs and facility-related costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the unaudited consolidated statements of operations. Other costs are primarily reported in Professional services expense and Other expenses.

(2)	We expect to incur the remaining plan costs within the year ending December 31, 2019.
The following table provides a summary of the aggregate activity of the liability for the re-engineering plan costs:

	Six Months Ended June 30, 2019
	Employee-related	Facility-related	Other	Total
Beginning balance	$—	$—	$—	$—
Charges	24,247	3,047	4,947	32,241
Payments	(9,855)	—	(4,397)	(14,252)
Ending balance	$14,392	$3,047	$550	$17,989

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

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds received from securitizations	$195,973	$338,199	$438,933	$715,698
Servicing fees collected	12,826	10,077	28,744	20,425
Purchases of previously transferred assets, net of claims reimbursed	(143)	(659)	(1,047)	(2,829)
	$208,656	$347,617	$466,630	$733,294
In connection with these transfers, we retained MSRs of $0.8 million and $1.6 million, and $2.1 million and $4.5 million, during the three and six months ended June 30, 2019 and 2018, respectively, which are reported in Gain on loans held for sale, net in the unaudited consolidated statements of operations. See Note 6 – Loans Held for Sale for additional information regarding gains or losses on the transfer of loans held for sale.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	June 30, 2019	December 31, 2018
Carrying value of assets
MSRs, at fair value	$101,582	$132,774
Advances and match funded advances	124,796	138,679
UPB of loans transferred (1)	14,543,353	15,600,971
Maximum exposure to loss	$14,769,731	$15,872,424

(1)
Represents UPB of loans we transferred for which we continue to act as servicer or subservicer. Our estimate of maximum exposure to loss does not include loans that we do not service for which we have provided representations and warranties because we cannot estimate such amounts. Maximum exposure to loss does not consider any collateral liquidation proceeds.

At June 30, 2019 and December 31, 2018, 8.9% and 8.3%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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

	June 30, 2019	December 31, 2018
Loans held for investment, at fair value - Restricted for securitization investors	$25,324	$26,520
Financing liability - Owed to securitization investors, at fair value	23,697	24,815
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
Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt and have no recourse against the assets of Ocwen for satisfaction of the debt. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual securities of the trusts, our MSRs and related advances. At June 30, 2019, MSRs of $0.1 million and our $1.6 million investment in the residual securities of the trusts were eliminated in consolidation. Advances outstanding at June 30, 2019 were $1.3 million.
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		June 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a)	2	$135,691	$135,691	$176,525	$176,525
Loans held for sale, at lower of cost or fair value (b)	3	60,380	60,380	66,097	66,097
Total Loans held for sale		$196,071	$196,071	$242,622	$242,622

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$5,872,407	$5,872,407	$5,472,199	$5,472,199
Loans held for investment - Restricted for securitization investors (a)	3	25,324	25,324	26,520	26,520
Total loans held for investment		$5,897,731	$5,897,731	$5,498,719	$5,498,719

Advances (including match funded), net (c)	3	$1,104,499	$1,104,499	$1,186,676	$1,186,676
Receivables, net (c)	3	187,985	187,985	198,262	198,262
Mortgage-backed securities (a)	3	2,014	2,014	1,502	1,502
U.S. Treasury notes (a)	1	1,073	1,073	1,064	1,064
Corporate bonds (a)	2	450	450	450	450

Financial liabilities:
Match funded liabilities (c)	3	$671,796	$673,168	$778,284	$776,485
Financing liabilities:
HMBS-related borrowings (a)	3	$5,745,383	$5,745,383	$5,380,448	$5,380,448
Financing liability - MSRs pledged (a)	3	844,913	844,913	1,032,856	1,032,856
Financing liability - Owed to securitization investors (a)	3	23,697	23,697	24,815	24,815
Other (c)	3	62,841	45,470	69,942	53,570
Total Financing liabilities		$6,676,834	$6,659,463	$6,508,061	$6,491,689
Other secured borrowings:
Senior secured term loan (c) (d)	2	$333,552	$338,150	$226,825	$227,449
Other (c)	3	182,929	182,929	155,713	155,713
Total Other secured borrowings		$516,481	$521,079	$382,538	$383,162

		June 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes:
Senior unsecured notes (c) (d)	2	$118,524	$113,540	$119,924	$119,258
Senior secured notes (c) (d)	2	329,053	276,283	328,803	306,889
Total Senior notes		$447,577	$389,823	$448,727	$426,147

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a)	2	$4,105	$4,105	$3,871	$3,871
Forward mortgage-backed securities (a)	1	(3,863)	(3,863)	(4,983)	(4,983)
Interest rate caps (a)	3	47	47	678	678

MSRs (a)	3	$1,312,633	$1,312,633	$1,457,149	$1,457,149

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not measured, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 13 – Borrowings for additional information.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Three months ended June 30, 2019
Beginning balance	$5,726,917	$(5,614,688)	$26,237	$(24,562)	$1,786	$(951,216)	$276	$1,400,191
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	—	61,080
Issuances	217,757	(214,543)	—	—	—	(299)	—	—
Sales	—	—	—	—	—	—	—	(3)
Settlements	(127,884)	125,626	(913)	865	—	53,288	—	(1,367)
Transfers (to) from:
Loans held for sale, at fair value	(488)	—	—	—	—	—	—	—
Other assets	(36)	—	—	—	—	—	—	—
Receivables, net	(45)	—	—	—	—	—	—	—
	89,304	(88,917)	(913)	865	—	52,989	—	59,710
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value (1)	56,186	(41,778)	—	—	228	50,745	(229)	(147,268)
Calls and other	—	—	—	—	—	2,569	—	—
	56,186	(41,778)	—	—	228	53,314	(229)	(147,268)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$5,872,407	$(5,745,383)	$25,324	$(23,697)	$2,014	$(844,913)	$47	$1,312,633

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Three months ended June 30, 2018
Beginning balance	$4,988,151	$(4,838,193)	$1,679	$(715,924)	$1,866	$1,074,247
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	95	3,507
Issuances	236,386	(276,751)	—	—	—	(617)
Sales	—	—	—	—	—	(24)
Settlements	(103,497)	100,737	—	49,962	—	—
Transfers (to) from:
Loans held for sale, at fair value	(257)	—	—	—	—	—
Other assets	(33)	—	—	—	—	—
Receivables, net	(22)	—	—	—	—	—
	132,577	(176,014)	—	49,962	95	2,866
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value	23,030	(26,776)	53	(8,069)	(304)	(33,118)
Calls and other	—	—	—	1,412	—	—
	23,030	(26,776)	53	(6,657)	(304)	(33,118)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$5,143,758	$(5,040,983)	$1,732	$(672,619)	$1,657	$1,043,995

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securiti- zation Investors	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Six months ended June 30, 2019
Beginning balance	$5,472,199	$(5,380,448)	$26,520	$(24,815)	$1,502	$(1,032,856)	$678	$1,457,149
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	(876)	—	117,000
Issuances	427,021	(425,106)	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	(570)
Settlements	(232,514)	228,015	(1,196)	1,118	—	103,417	—	(4,680)
Transfers (to) from:
Loans held for sale, at fair value	(884)	—	—	—	—	—	—	—
Other assets	(155)	—	—	—	—	—	—	—
Receivables, net	(113)	—	—	—	—	—	—	—
	193,355	(197,091)	(1,196)	1,118	—	102,541	—	111,750
Total realized and unrealized gains (losses) included in earnings
Included in earnings:
Change in fair value (1)	206,853	(167,844)	—	—	512	76,982	(631)	(256,266)
Calls and other	—	—	—	—	—	8,420	—	—
	206,853	(167,844)	—	—	512	85,402	(631)	(256,266)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$5,872,407	$(5,745,383)	$25,324	$(23,697)	$2,014	$(844,913)	$47	$1,312,633

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Six months ended June 30, 2018
Beginning balance	$4,715,831	$(4,601,556)	$1,592	$(508,291)	$2,056	$671,962
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	95	5,885
Issuances	487,472	(499,576)	—	(279,586)	—	(2,375)
Sales	—	—	—	—	—	(155)
Settlements	(186,216)	181,548	—	104,509	(371)	—
Transfers (to) from:
MSRs carried at amortized cost, net of valuation allowance	—	—	—	—	—	418,925
Loans held for sale, at fair value	(441)	—	—	—	—	—
Other assets	(137)	—	—	—	—	—
Receivables, net	(72)	—	—	—	—	—
	300,606	(318,028)	—	(175,077)	(276)	422,280
Total realized and unrealized gains (losses) included in earnings
Included in earnings:
Change in fair value	127,321	(121,399)	140	8,642	(123)	(50,247)
Calls and other	—	—	—	2,107	—	—
	127,321	(121,399)	140	10,749	(123)	(50,247)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$5,143,758	$(5,040,983)	$1,732	$(672,619)	$1,657	$1,043,995

(1)
The Change in fair value adjustments on Loans held for investment for the three and six months ended June 30, 2019 include $2.7 million and $5.6 million, respectively, in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018.

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
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic early buyouts (EBO) and loan resolution activity as part of our contractual obligations as the servicer of the loans. Modified and EBO loans are classified as loans held for sale at the lower of cost or fair value, as we expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations (in the case of modified loans) or sell the loans to a private investor (in the case of EBO loans). The fair value of these loans is estimated using published forward Ginnie Mae prices or existing sale contracts. Loans repurchased in connection with loan resolution activities are classified as receivables. Because these loans are insured or guaranteed by the FHA or VA, the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim.

We report all other loans held for sale at the lower of cost or fair value. When we enter into an agreement to sell a loan or pool of loans to an investor at a set price, we value the loan or loans at the commitment price, unless facts and circumstances exist that could impact deal economics, at which point we use judgment to determine appropriate adjustments to recorded fair value, if any. We base the fair value of loans for which we have no agreement to sell on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows, as provided by a third-party valuation expert.
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

Significant valuation assumptions	June 30, 2019	December 31, 2018
Life in years
Range	2.9 to 7.8	3.0 to 7.6
Weighted average	6.2	5.9
Conditional repayment rate
Range	6.9% to 32.4%	6.8% to 38.4%
Weighted average	13.9%	14.7%
Discount rate	2.8%	3.4%
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
MSRs
The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments.
Third-party valuation experts generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. The models and related assumptions used by the valuation experts are owned and managed by them and, in many cases, the significant inputs used in the valuation techniques are not reasonably available to us. However, we understand the processes and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our verification and analytical procedures, provide reasonable assurance that the prices used in our unaudited consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.

We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions. Assumptions used in the valuation of MSRs include:

•	Mortgage prepayment speeds	•	Delinquency rates
•	Cost of servicing	•	Interest rate used for computing float earnings
•	Discount rate	•	Compensating interest expense
•	Interest rate used for computing the cost of financing servicing advances	•	Collection rate of other ancillary fees
•	Curtailment on advances
Fair Value MSRs
MSRs carried at fair value are classified within Level 3 of the valuation hierarchy. The fair value is equal to the mid-point of the range of prices provided by third-party valuation experts, without adjustment, except in the event we have a potential or completed sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is recorded at the estimated sale price unless facts and circumstances exist that could impact deal economics, at which point we use judgment to determine appropriate adjustments to recorded fair value, if any. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and are contemplated along with other market-based transactions in their model validation.
A change in the valuation inputs utilized by the valuation experts might result in a significantly higher or lower fair value measurement. Changes in market interest rates predominantly impact the fair value for Agency MSRs via prepayment speeds by altering the borrower refinance incentive and the non-Agency MSRs due to impact on advance costs. Other key assumptions used in the valuation of these MSRs include delinquency rates and discount rates.

Significant valuation assumptions	June 30, 2019		December 31, 2018
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	11.7%	15.5%	8.5%	15.4%
Weighted average delinquency rate	6.9%	27.2%	6.6%	27.1%
Advance financing cost	5-year swap	5-year swap plus 2.75%	5-year swap	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap	5-year swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.3%	12.6%	9.1%	12.8%
Weighted average cost to service (in dollars)	$86	$295	$90	$297
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of June 30, 2019 given 10% and 20% hypothetical shifts in prepayment speeds and discount rate assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(130,889)	$(251,379)
Weighted average discount rate	(35,280)	(68,984)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at June 30, 2019 are increased prepayment speeds and an increase in the yield assumption.
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

Significant valuation assumptions	June 30, 2019	December 31, 2018
Life in years
Range	2.9 to 7.8	3.0 to 7.6
Weighted average	6.2	5.9
Conditional repayment rate
Range	6.9% to 32.4%	6.8% to 38.4%
Weighted average	13.9%	14.7%
Discount rate	2.8%	3.3%
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

Significant valuation assumptions	June 30, 2019	December 31, 2018
Weighted average prepayment speed	14.6%	13.9%
Weighted average delinquency rate	19.7%	20.3%
Advance financing cost	5-year swap plus 0% to 2.75%	5-year swap plus 0% to 2.75%
Interest rate for computing float earnings	5-year swap minus 0% to 0.50%	5-year swap minus 0% to 0.50%
Weighted average discount rate	11.9%	12.0%
Weighted average cost to service (in dollars)	$226	$234
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

Note 6 – Loans Held for Sale

Loans Held for Sale - Fair Value	Six Months Ended June 30,
	2019	2018
Beginning balance	$176,525	$214,262
Originations and purchases	370,207	497,980
Proceeds from sales	(405,999)	(559,042)
Principal collections	(11,046)	(7,315)
Transfers from (to):
Loans held for investment, at fair value	884	(1,628)
Loans held for sale - Lower of cost or fair value	(2,866)	—
Receivables, net	(746)	—
REO (Other assets)	(866)	—
Gain on sale of loans	18,148	21,030
Decrease in fair value of loans	(292)	(10,872)
Other	(8,258)	(509)
Ending balance (1)	$135,691	$153,906

(1)	At June 30, 2019 and 2018, the balances include fair value adjustments of $(7.5) million and $(5.9) million, respectively.

Loans Held for Sale - Lower of Cost or Fair Value	Six Months Ended June 30,
	2019	2018
Beginning balance	$66,097	$24,096
Purchases	131,489	340,601
Proceeds from sales	(92,478)	(227,041)
Principal collections	(4,183)	(7,584)
Transfers from (to):
Receivables, net	(53,657)	(78,514)
REO (Other assets)	(2,287)	(1,358)
Loans held for sale - Fair value	2,866	—
Gain on sale of loans	1,815	957
Decrease (increase) in valuation allowance	1,512	(217)
Other	9,206	4,607
Ending balance (1)	$60,380	$55,547

(1)
At June 30, 2019 and 2018, the balances include $34.9 million and $48.6 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to receivables.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$10,863	$8,503	$11,569	$7,318
Provision	394	(572)	1,036	281
Transfer from Liability for indemnification obligations (Other liabilities)	7	278	74	997
Sales of loans	(1,207)	(674)	(2,622)	(1,083)
Other	—	—	—	22
Ending balance	$10,057	$7,535	$10,057	$7,535

Gain on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$816	$2,075	$1,644	$4,453
Fair value gains related to transfers of reverse mortgage loans, net	6,300	16,481	12,783	27,449
Gain on sale of repurchased Ginnie Mae loans	1,252	265	1,790	957
Gain on sale of forward mortgage loans	6,762	16,422	17,206	22,189
Other, net	457	(2,868)	2,587	(2,620)
	15,587	32,375	36,010	52,428
Change in fair value of IRLCs	45	(1,265)	(296)	111
Change in fair value of loans held for sale	468	(6,222)	326	(10,146)
(Loss) gain on economic hedge instruments	(968)	(401)	(3,238)	1,998
Other	(57)	(94)	(132)	(198)
	$15,075	$24,393	$32,670	$44,193
Note 7 – Advances

	June 30, 2019	December 31, 2018
Principal and interest	$65,389	$43,671
Taxes and insurance	152,394	160,373
Foreclosures, bankruptcy and other	39,037	68,597
	256,820	272,641
Allowance for losses	(27,653)	(23,259)
	$229,167	$249,382
The following table summarizes the activity in net advances:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$249,382	$211,793
Asset acquisitions	688	—
Sales of advances	(707)	(877)
Collections of advances, charge-offs and other, net	(15,802)	(37,109)
Net increase in allowance for losses	(4,394)	(20)
Ending balance	$229,167	$173,787

Allowance for Losses	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$23,135	$16,980	$23,259	$16,465
Provision	2,041	977	3,803	3,501
Net charge-offs and other	2,477	(1,472)	591	(3,481)
Ending balance	$27,653	$16,485	$27,653	$16,485

Note 8 – Match Funded Advances

	June 30, 2019	December 31, 2018
Principal and interest	$414,824	$412,897
Taxes and insurance	316,815	374,853
Foreclosures, bankruptcy, REO and other	143,693	149,544
	$875,332	$937,294
The following table summarizes the activity in match funded assets:

	Six Months Ended June 30,
	2019	2018
	Advances	Advances	Automotive Dealer Financing Notes
Beginning balance	$937,294	$1,144,600	$32,757
Transfer to Other assets	—	—	(36,896)
New advances (collections), net	(61,962)	(150,674)	1,504
Decrease in allowance for losses (1)	—	—	2,635
Ending balance	$875,332	$993,926	$—

(1)	The remaining allowance was charged off in connection with the exit from the automotive capital services business. In January 2018, we terminated the automotive dealer loan financing facility.
Note 9 – Mortgage Servicing

MSRs – Amortization Method	Six Months Ended June 30,
	2019	2018
Beginning balance	$—	$336,882
Fair value election - transfer of MSRs carried at fair value (1)	—	(361,670)
Decrease in impairment valuation allowance (1) (2)	—	24,788
Ending balance	$—	$—

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

(2)	Impairment valuation allowance balance of $24.8 million was reclassified to reduce the carrying value of the related MSRs on January 1, 2018 in connection with our fair value election.

MSRs – Fair Value Measurement Method	Six Months Ended June 30,
	2019			2018
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$865,587	$591,562	$1,457,149	$11,960	$660,002	$671,962
Fair value election - transfer from MSRs carried at amortized cost	—	—	—	336,882	—	336,882
Cumulative effect of fair value election	—	—	—	82,043	—	82,043
Sales and other transfers	(29)	(541)	(570)	—	(155)	(155)
Additions:
Recognized on the sale of residential mortgage loans	2,698	—	2,698	5,885	—	5,885
Purchase of MSRs	114,302	87	114,389	—	—	—
Servicing transfers and adjustments	—	(4,767)	(4,767)	—	(2,375)	(2,375)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(171,676)	12,583	(159,093)	20,460	4,989	25,449
Realization of expected future cash flows and other changes	(65,147)	(32,026)	(97,173)	(29,633)	(46,063)	(75,696)
Ending balance	$745,735	$566,898	$1,312,633	$427,597	$616,398	$1,043,995

(1)	Changes in fair value are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations.
Portfolio of Assets Serviced
The following table presents the composition of our residential primary servicing and subservicing portfolios as measured by UPB, including foreclosed real estate and small-balance commercial loans. The UPB amounts in the table below are not included on our unaudited consolidated balance sheets.

UPB at June 30, 2019
Servicing	$80,141,128
Subservicing	27,432,019
NRZ	121,709,898
$229,283,045
UPB at December 31, 2018
Servicing	$72,378,693
Subservicing	53,104,560
NRZ	130,517,237
$256,000,490
UPB at June 30, 2018
Servicing	$70,796,834
Subservicing	1,600,289
NRZ	94,729,891
$167,127,014
During the six months ended June 30, 2019, we acquired MSRs on portfolios consisting of 45,307 loans with a UPB of $10.8 billion. During the six months ended June 30, 2019, we also sold MSRs on portfolios consisting of 307 loans with a UPB of $100.1 million.
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
At June 30, 2019, the S&P Global Ratings, Inc.’s (S&P) and Fitch Ratings, Inc.’s (Fitch) servicer ratings outlook for PMC is stable. Downgrades in servicer ratings could adversely affect our ability to sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. As a result of our current servicer ratings, termination rights have been triggered in certain of our non-Agency servicing agreements. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

Servicing Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loan servicing and subservicing fees
Servicing	$54,609	$55,783	$107,038	$114,779
Subservicing	4,203	871	10,410	1,786
NRZ	141,091	126,712	296,938	253,729
	199,903	183,366	414,386	370,294
Late charges	13,242	15,315	28,682	29,904
Custodial accounts (float earnings)	13,341	8,461	25,275	15,724
Loan collection fees	3,401	4,767	7,750	9,785
Home Affordable Modification Program (HAMP) fees (1)	1,565	4,153	3,342	8,256
Other, net	7,730	6,165	15,610	10,402
	$239,182	$222,227	$495,045	$444,365

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

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by an unaffiliated bank and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.0 billion and $1.7 billion at June 30, 2019 and June 30, 2018, respectively.
Note 10 — Rights to MSRs
Ocwen and PMC have entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. In the case of Ocwen Rights to MSRs transactions, while the majority of the risks and rewards of ownership were transferred, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. In the case of the PMC transactions, and for those Ocwen MSRs where consents were subsequently received and legal title was transferred to NRZ, due to the length of the non-cancellable term of the subservicing agreements, the transactions do not qualify as a sale and are accounted for as secured financings. As a result, we continue to recognize the MSRs and related financing liability on our consolidated balance sheet, as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability, including related interest expense, in our consolidated statements of operations.

The following tables present the assets and liabilities recorded on our unaudited consolidated balance sheets as well as the impacts to our unaudited consolidated statements of operations in connection with our NRZ agreements.

Balance Sheets	June 30, 2019	December 31, 2018
MSRS, at fair value	$756,810	$894,002

Due from NRZ (Receivables)
Sales and transfers of MSRs (1)	$25,575	$23,757
Advance funding, subservicing fees and reimbursable expenses	15,102	30,845
	$40,677	$54,602

Due to NRZ (Other Liabilities)	$46,956	$53,001

Financing liability - MSRs pledged, at fair value
Original Rights to MSRs Agreements	$412,909	$436,511
2017 Agreements and New RMSR Agreements (2)	88,103	138,854
PMC MSR Agreements	343,901	457,491
	$844,913	$1,032,856

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statements of Operations
Servicing fees collected on behalf of NRZ	$141,091	$126,712	$296,938	$253,729
Less: Subservicing fee retained by Ocwen	35,905	34,444	73,312	68,661
Net servicing fees remitted to NRZ	105,186	92,268	223,626	185,068

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	(1,671)	(8,897)	(1,550)	(8,782)
2017 Agreements and New RMSR Agreements	4,634	828	(2,346)	17,424
PMC MSR Agreements	47,782	—	80,878	—
	50,745	(8,069)	76,982	8,642
Runoff and settlement:
Original Rights to MSRs Agreements	11,412	15,991	20,447	34,843
2017 Agreements and New RMSR Agreements	26,062	33,971	49,382	69,666
PMC MSR Agreements	15,814	—	33,588	—
	53,288	49,962	103,417	104,509

Other	(1,777)	(1,115)	(3,658)	(2,622)

Interest expense	$2,930	$51,490	$46,885	$74,539

(1)
Balance represents the holdback of proceeds from PMC MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. These sales were executed by PMC prior to the acquisition date.

(2)	$104.9 million and $34.0 million is expected to be recognized as a reduction in the financing liability and interest expense for the years ended December 31, 2019 and 2020, respectively.

Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Balance at December 31, 2018	$436,511	$138,854	$457,491	$1,032,856
Additions	—	—	876	876
Changes in fair value:
Original Rights to MSRs Agreements	1,550	—	—	1,550
2017 Agreements and New RMSR Agreements	—	2,346	—	2,346
PMC MSR Agreements	—	—	(80,878)	(80,878)
Runoff and settlement:
Original Rights to MSRs Agreements	(20,447)	—	—	(20,447)
2017 Agreements and New RMSR Agreements	—	(49,382)	—	(49,382)
PMC MSR Agreements	—	—	(33,588)	(33,588)
Calls (1):
Original Rights to MSRs Agreements	(4,705)	—	—	(4,705)
2017 Agreements and New RMSR Agreements	—	(3,715)	—	(3,715)
Balance at June 30, 2019	$412,909	$88,103	$343,901	$844,913

Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	Total
Balance at December 31, 2017	$499,042	$9,249	$508,291
Receipt of lump-sum cash payments	—	279,586	279,586
Changes in fair value:
Original Rights to MSRs Agreements	8,782	—	8,782
2017 Agreements and New RMSR Agreements	—	(17,424)	(17,424)
Runoff and settlement:
Original Rights to MSRs Agreements	(34,843)	—	(34,843)
2017 Agreements and New RMSR Agreements	—	(69,666)	(69,666)
Calls (1):
Original Rights to MSRs Agreements	(1,319)	—	(1,319)
2017 Agreements and New RMSR Agreements	—	(788)	(788)
Balance at June 30, 2018	$471,662	$200,957	$672,619

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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in the Original Rights to MSRs Agreements. The July 23, 2017 agreements, as amended, include a Master Agreement, a Transfer Agreement and the Subservicing Agreement between Ocwen and New Residential Mortgage LLC (NRM), a subsidiary of NRZ, relating to non-agency loans (the NRM Subservicing Agreement) (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the remaining MSRs that were subject to the Original Rights to MSRs Agreements and under which Ocwen would subservice mortgage loans underlying the MSRs for an initial term of five years (the Initial Term).
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
Ocwen received lump-sum cash payments of $54.6 million and $279.6 million in September 2017 and January 2018 in accordance with the terms of the 2017 Agreements and New RMSR Agreements, respectively. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements and the New RMSR Agreements. We recognized the cash received as a financing liability that we are accounting for at fair value through the remaining term of the original agreements (April 2020). Changes in fair value are recognized in Interest expense in the unaudited consolidated statements of operations.
On August 17, 2018, Ocwen and NRZ entered into certain amendments (i) to the New RMSR Agreements to include NewRez, LLC dba Shellpoint Mortgage Servicing (Shellpoint), a subsidiary of NRZ, as a party to which legal title to the MSRs could be transferred after related consents are received, (ii) to add a Subservicing Agreement between Ocwen and Shellpoint relating to non-agency loans (the Shellpoint Subservicing Agreement), (iii) to add an Agency Subservicing Agreement between Ocwen and NRM relating to agency loans (the Agency Subservicing Agreement), and (iv) to conform the New RMSR Agreements and the NRM Subservicing Agreement to certain of the terms of the Shellpoint Subservicing Agreement and the Agency Subservicing Agreement.
As of June 30, 2019, the UPB of MSRs for which legal title has not transferred to NRZ is $19.8 billion. In the event the required third-party consents were not obtained by May 31, 2019, and in accordance with the process set forth in, the New RMSR Agreements, such MSRs would either: (i) remain subject to the New RMSR Agreements at the option of NRZ, (ii) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements at the option of Ocwen, or (iii) be sold to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. NRZ did not exercise its option to designate the remaining MSRs to continue to be subject to the New RMSR Agreements. Ocwen and NRZ are in discussions regarding the information needed for Ocwen to assess whether or not it will exercise its option under (ii) above to acquire all or some of the MSRs that currently remain in the New RMSR Agreements, or what other arrangements will be made with respect to these remaining MSRs.
At any time during the Initial Term, NRZ may terminate the Subservicing Agreements and Servicing Addendum for convenience, subject to Ocwen’s right to receive a termination fee and proper notice. The termination fee is calculated as specified in the Subservicing Agreements and Servicing Addendum, and is a discounted percentage of the expected revenues that would be owed to Ocwen over the remaining life of the contract based on certain portfolio run off assumptions.
Following the Initial Term, NRZ may extend the term of the Subservicing Agreements and Servicing Addendum for additional three-month periods by providing proper notice. Following the Initial Term, the Subservicing Agreements and Servicing Addendum can be cancelled by Ocwen on an annual basis. NRZ and Ocwen have the ability to terminate the Subservicing Agreements and Servicing Addendum for cause if certain specified conditions occur. The terminations must be terminations in whole (i.e., cover all the loans under the relevant agreement) and not in part, except for limited circumstances specified in the agreements. In addition, if NRZ terminates any of the NRM or Shellpoint Subservicing Agreements or the Servicing Addendum for cause, the other agreements will also terminate automatically. If NRZ terminates the ShellPoint Subservicing Agreement for convenience within the first year after the execution of the Shellpoint Subservicing Agreement, the NRM Subservicing Agreement and the Servicing Addendum will also terminate automatically.
Under the terms of the Subservicing Agreements and Servicing Addendum, in addition to a base servicing fee, Ocwen will continue to receive certain ancillary fees, primarily late fees, loan modification fees and Speedpay® fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. NRZ will receive all float earnings and deferred servicing fees related to delinquent borrower payments, as well as be entitled to receive certain REO related income including REO referral commissions.

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
PMC Transactions
On December 28, 2016, PMC entered into an agreement to sell substantially all of its MSRs, and the related servicing advances, to New Residential Mortgage LLC, a wholly-owned subsidiary of NRZ. In connection with this agreement, on December 28, 2016, PMC also entered into a subservicing agreement with NRZ (collectively, the PMC MSR Agreements). The PMC subservicing agreement has an initial term of three years from the initial transaction date of June 16, 2017, subject to certain transfer and termination provisions.
The PMC subservicing arrangement generates revenue based on a schedule of fees per loan per month that includes revenue adjustments for delinquent loans to cover the incremental cost associated with servicing such loans. As of June 30, 2019, Ocwen serviced 300,149 loans under this arrangement and recorded servicing fee revenues for the three and six months ended June 30, 2019 of $7.0 million and $14.2 million, respectively.
Through its acquisition of PHH on October 4, 2018, Ocwen added MSRs with $42.3 billion UPB related to the PMC MSR Agreements. As of June 30, 2019, $3.0 billion in UPB of MSRs and related advances remain to be sold to NRZ under the PMC MSR Agreements pending receipt of required third-party consents. Ocwen and NRZ are in discussions regarding the disposition of these assets.
At any time during each of the second and third years of the initial term, and subject to the payment of the applicable deboarding fee and proper notice, NRZ may terminate an amount not to exceed 25% of the underlying mortgage loans being subserviced under the PMC subservicing agreement. The PMC subservicing agreement automatically renews for successive one-year terms unless either party provides notice of termination. NRZ and PMC each have the ability to terminate the subservicing agreement for cause if certain specified conditions occur.
Note 11 – Receivables

	June 30, 2019	December 31, 2018
Servicing-related receivables:
Government-insured loan claims	$103,631	$105,258
Due from NRZ:
Sales and transfers of MSRs	25,575	23,757
Advance funding, subservicing fees and reimbursable expenses	15,102	30,845
Reimbursable expenses	15,557	11,508
Due from custodial accounts	14,235	9,060
Other	5,292	7,754
	179,392	188,182
Income taxes receivable	37,768	45,987
Other receivables	23,096	17,672
	240,256	251,841
Allowance for losses	(52,271)	(53,579)
	$187,985	$198,262
At June 30, 2019 and December 31, 2018, the allowance for losses relates to receivables of our Servicing business. Allowance for losses related to defaulted FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations and not subsequently sold to third-party investors (government-insured loan claims) was $50.5 million and $52.5 million at June 30, 2019 and December 31, 2018, respectively.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$51,280	$57,593	$52,497	$53,340
Provision	4,561	8,658	11,806	19,034
Charge-offs and other, net	(5,330)	(13,096)	(13,792)	(19,219)
Ending balance	$50,511	$53,155	$50,511	$53,155
Note 12 – Other Assets

	June 30, 2019	December 31, 2018
Contingent loan repurchase asset	$455,943	$302,581
Prepaid expenses	20,078	27,647
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Deferred tax asset, net	6,304	5,289
REO	6,147	7,368
Derivatives, at fair value	4,223	4,552
Prepaid lender fees, net	4,162	6,589
Security deposits	2,296	2,278
Mortgage backed securities, at fair value	2,014	1,502
Interest-earning time deposits	401	1,338
Other	6,103	5,250
	$522,844	$379,567

Note 13 – Borrowings

Match Funded Liabilities				June 30, 2019		December 31, 2018
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Dec. 2049	Dec. 2019	$110,684	3.96%	$114,316	4.06%	$216,559
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	2.99	235,000	2.99	235,000
Advance Receivables Backed Notes, Series 2018-T1 (5)	Aug. 2049	Aug. 2019	—	3.50	150,000	3.50	150,000
Advance Receivables Backed Notes, Series 2018-T2 (5)	Aug. 2050	Aug. 2020	—	3.81	150,000	3.81	150,000
Total Ocwen Master Advance Receivables Trust (OMART)			110,684	3.47	649,316	3.56	751,559
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (6)	Jun. 2050	Jun. 2020	37,520	4.12	22,480	5.03	26,725
			$148,204	3.49%	$671,796	3.61%	$778,284

(1)
The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In all of our advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied ratably to each outstanding amortizing note to reduce the balance and as such the collection of advances allocated to the amortizing note may not be used to fund new advances.

(2)
Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge in accordance with their respective terms. At June 30, 2019, $23.5 million of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 2.40% and 2.50% at June 30, 2019 and December 31, 2018, respectively.

(4)	The total borrowing capacity of the Series 2015-VF5 variable notes is $225.0 million, with interest computed based on the lender’s cost of funds plus a margin of 105 to 250 bps.

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

(6)
On June 6, 2019, we renewed this facility through June 5, 2020 and borrowing capacity was reduced from $65.0 million to $60.0 million with interest computed based on the lender’s cost of funds plus a margin of 100 to 330 bps based on the various classes of notes.

Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of June 30, 2019, we were the servicer of Rights to MSRs sold to NRZ pertaining to $19.8 billion in UPB, which excludes those Rights to MSRs where legal title has transferred to NRZ. NRZ’s associated outstanding servicing advances as of such date were approximately $715.5 million. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. See Note 10 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	June 30, 2019	December 31, 2018
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$5,745,383	$5,380,448
Other Financing Liabilities
MSRs pledged, at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	412,909	436,511
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	88,103	138,854
PMC MSR Agreements	MSRs	(4)	(4)	343,901	457,491
				844,913	1,032,856
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (5)	MSRs	(5)	Feb. 2028	62,841	65,523
Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (6)	Loans held for investment	(6)	(6)	10,629	11,012
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (6)	Loans held for investment	(6)	(6)	13,068	13,803
				23,697	24,815
Advances pledged (7)	Advances on loans	(7)	(7)	—	4,419
Total Other Financing Liabilities				931,451	1,127,613
				$6,676,834	$6,508,061

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

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

(6)
Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 4 – Securitizations and Variable Interest Entities. The holders of these certificates have no recourse against the assets of Ocwen. The certificates in the INDX 2004-AR11 Trust pay interest based on variable rates which are generally based on weighted average net mortgage rates and which range between 3.70% and 4.29% at June 30, 2019. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the INDX 2004-AR11 Trust and RAST 2003-A11 Trust have maturity dates extending through November 2034 and October 2033, respectively.

(7)
Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity. The effective interest rate is based on 1ML plus a margin of 450 bps.

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	June 30, 2019	December 31, 2018
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$338,784	$231,500
Mortgage loan warehouse facilities
Repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 195 - 300 bps	Sep. 2019	—	109,807	74,693
Participation agreement (4)	LHFS	N/A	Jul. 2019	—	—	42,331
Mortgage warehouse agreement (5)	LHFS (reverse mortgages)	1ML + 275 bps; 1ML floor of 350 bps	Aug. 2019	—	9,630	8,009
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2019	165,425	34,575	30,680
Master repurchase agreement (7)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Jan. 2020	—	439	—
Master repurchase agreement (8)	N/A	1ML + 170bps	N/A	—	—	—
Participation agreement (9)	LHFS	N/A	Feb. 2020	—	28,478	—
				165,425	182,929	155,713

				$165,425	521,713	387,213
Unamortized debt issuance costs - SSTL					(3,456)	(3,098)
Discount - SSTL					(1,776)	(1,577)
					$516,481	$382,538

Weighted average interest rate					5.22%	5.49%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, none could be used at June 30, 2019 based on the amount of eligible collateral that could be pledged.

(2)
On March 18, 2019, we entered into a Joinder and Amendment Agreement (the Amendment) which amends the existing Amended and Restated SSTL Facility Agreement dated December 5, 2016 to provide an additional term loan of $120.0 million subject to the same maturity, interest rate and other material terms of existing borrowings under the SSTL. Effective with the Amendment, the quarterly principal payment has been increased from $4.2 million to $6.4 million beginning March 31, 2019. See information regarding collateral in the table below.

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

(4)
Effective with the merger of Homeward into PMC in February 2019, an existing participation agreement with uncommitted borrowing capacity of $75.0 million was terminated. Effective with the merger of OLS into PMC in June 2019, the remaining participation agreement with uncommitted borrowing capacity of $175.0 million was also terminated.

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

(8)
This agreement was originally entered into by PHH and subsequently assumed by Ocwen in connection with its acquisition of PHH. The facility provides financing for up to $200.0 million at the discretion of the provider. The agreement has no stated maturity date.

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

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			June 30, 2019	December 31, 2018
Senior unsecured notes (1)
PHH	7.375%	Sep. 2019	$97,521	$97,521
PHH	6.375%	Aug. 2021	21,543	21,543
			119,064	119,064
Senior secured notes	8.375%	Nov. 2022	330,878	330,878
			449,942	449,942
Unamortized debt issuance costs			(1,825)	(2,075)
Fair value adjustments (1)			(540)	860
			$447,577	$448,727

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

At any time, we may redeem all or a part of the 8.375% Senior secured notes, upon not less than 30 nor more than 60 days’ notice at a specified redemption price, plus accrued and unpaid interest to the date of redemption. We may redeem all or a part of these notes at the redemption prices (expressed as percentages of principal amount) specified in the Indenture. The redemption prices during the twelve-month periods beginning on November 15th of each year are as follows:

Year	Redemption Price
2018	106.281%
2019	104.188%
2020	102.094%
2021 and thereafter	100.000%
Upon a change of control (as defined in the Indenture), we are required to make an offer to the holders of the 8.375% Senior secured notes to repurchase all or a portion of each holder’s notes at a purchase price equal to 101.0% of the principal amount of the notes purchased plus accrued and unpaid interest to the date of purchase.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. At June 30, 2019, the S&P issuer credit rating for Ocwen was “B-”. On December 11, 2018, Moody’s affirmed Ocwen’s corporate family rating of “Caa1” and revised the outlook to stable from negative. On June 1, 2019, OLS, the borrower under the SSTL and 8.375% Senior secured notes, merged with PMC which became the successor obligor for these borrowings. As a result, on July 3, 2019, S&P withdrew the ratings of OLS and assigned a B- issuer credit rating to PMC. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.

Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:

•	Financial covenants;

•	Covenants to operate in material compliance with applicable laws;

•
Restrictions on our ability to engage in various activities, including but not limited to incurring additional forms of debt, paying dividends or making distributions on or purchasing equity interests of Ocwen, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or acquisitions or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt of any guarantor, entering into transactions with affiliates;

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
Financial covenants in certain of our debt agreements require that we maintain, among other things:

•	a 40% loan to collateral value ratio, as defined under our SSTL, as of the last date of any fiscal quarter; and

•	specified levels of tangible net worth and liquidity at the consolidated Ocwen level.
As of June 30, 2019, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $275.0 million in consolidated tangible net worth, as defined, at Ocwen under our match funded debt and certain of our other debt agreements.
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

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at June 30, 2019:

		Collateral for Secured Borrowings
	Total Assets	Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$287,724	$—	$—	$—	$—	$287,724
Restricted cash	60,708	15,488	—	4,100	41,120	—
MSRs	1,312,633	—	824,442	—	—	488,191
Advances, net	229,167	—	—	—	30,757	198,410
Match funded advances	875,332	875,332	—	—	—	—
Loans held for sale	196,071	—	—	151,878	—	44,193
Loans held for investment	5,897,731	—	5,818,251	38,483	—	40,997
Receivables, net	187,985	—	—	35,903	—	152,082
Premises and equipment, net	57,598	—	—	—	—	57,598
Other assets	522,844	—	—	4,000	473,412	45,432
Total assets	$9,627,793	$890,820	$6,642,693	$234,364	$545,289	$1,314,627

(1)
Sales and Other Commitments include MSRs and related advances committed under sale agreements, Restricted cash and deposits held as collateral to support certain contractual obligations, and Contingent loan repurchase assets related to the Ginnie Mae EBO program for which a corresponding liability is recognized in Other liabilities.

(2)
The borrowings under the SSTL are secured by a first priority security interest in substantially all of the assets of Ocwen, PHH, PMC and the other guarantors thereunder, excluding among other things, 35% of the voting capital stock of foreign subsidiaries, securitization assets and equity interests of securitization entities, assets securing permitted funding indebtedness and non-recourse indebtedness, REO assets, Agency MSRs with respect to which an acknowledgment agreement acknowledging such security interest has not been obtained, as well as other customary carve-outs (collectively, the Collateral). The Collateral is subject to certain permitted liens set forth under the SSTL and related security agreement. The Senior Secured Notes are guaranteed by Ocwen and the other guarantors that guarantee the SSTL, and the borrowings under the Senior Secured Notes are secured by a second priority security interest in the Collateral. Security interests securing borrowings under the SSTL and Senior Secured Notes may include amounts presented in Other as well as certain assets presented in Collateral for Secured Borrowings and Sales and Other Commitments, subject to permitted liens as defined in the applicable debt documents. The amounts presented here may differ in their calculation and are not intended to represent amounts that may be used in connection with covenants under the applicable debt documents.

Note 14 – Other Liabilities

	June 30, 2019	December 31, 2018
Contingent loan repurchase liability	$455,943	$302,581
Other accrued expenses	76,851	99,739
Lease liability	55,489	—
Accrued legal fees and settlements	53,072	62,763
Due to NRZ - Advance collections and servicing fees	46,956	53,001
Servicing-related obligations	45,850	41,922
Liability for indemnification obligations	44,681	51,574
Checks held for escheat	35,232	20,686
Liability for uncertain tax positions	12,942	13,739
Liability for unfunded pension obligation	12,400	12,683
Accrued interest payable	9,045	7,209
Liability for mortgage insurance contingency	6,820	6,820
Derivatives, at fair value	3,934	4,986
Deferred revenue	3,210	4,441
Other	29,786	21,492
	$892,211	$703,636

Accrued Legal Fees and Settlements	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$52,916	$46,305	$62,763	$51,057
Net accrual (reversal of accrual) for probable losses(1)	(465)	2,330	(1,096)	9,782
Payments (2)	(1,100)	(1,607)	(10,507)	(7,643)
Issuance of common stock in settlement of litigation(3)	—	—	—	(5,719)
Net increase in accrued legal fees	1,657	5,031	1,848	4,732
Other	64	2,236	64	2,086
Ending balance	$53,072	$54,295	$53,072	$54,295

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

Note 15 – Derivative Financial Instruments and Hedging Activities
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes at June 30, 2019:

		Interest Rate Risk
		IRLCs and Loans Held for Sale	Borrowings
	IRLCs	Forward MBS Trades	Interest Rate Caps
Notional balance at June 30, 2019	$118,099	$126,762	$122,083

Maturity	July 2019 - Sept. 2019	July 2019	Aug. 2019 - May 2020

Fair value of derivative assets (liabilities) (1) at:
June 30, 2019	$4,105	$(3,863)	$47
December 31, 2018	3,871	(4,983)	678

Gains (losses) on derivatives during the six months ended:	Gain on loans held for sale, net		Other, Net
June 30, 2019	$(296)	$(3,238)	$(335)
June 30, 2018	111	1,998	(78)

(1)	Derivatives are reported at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets.
As loans are originated and sold or as loan commitments expire, our forward MBS trade positions mature and are replaced by new positions based upon new loan originations and commitments and expected time to sell.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. We have not entered into any forward exchange contracts during the reported periods to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. Foreign currency remeasurement exchange gains (losses) were $(0.1) million and $0.1 million, and $(1.9) million and $(2.7) million, during the three and six months ended June 30, 2019 and 2018, respectively, and are reported in Other, net in the unaudited consolidated statements of operations. The losses in the 2018 periods are primarily attributed to depreciation of the India Rupee against the U.S. Dollar.
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

Accumulated Other Comprehensive Loss (AOCL)
Included in AOCL at June 30, 2019 and 2018, were $1.0 million and $1.1 million of deferred unrealized losses, before taxes of $0.1 million and $0.1 million, respectively, on interest rate swaps that we had designated as cash flow hedges. These deferred losses in AOCL are amortized to Other, net in the unaudited consolidated statements of operations.
Note 16 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financing liabilities
NRZ	$2,930	$51,490	$46,885	$74,539
Other financing liabilities	822	1,349	1,892	2,544
	3,752	52,839	48,777	77,083
Senior notes	8,502	7,452	17,014	14,903
Other secured borrowings	9,245	8,044	17,123	16,232
Match funded liabilities	7,045	7,714	14,697	17,262
Other	3,027	1,454	4,405	2,833
	$31,571	$77,503	$102,016	$128,313
Note 17 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the three and six months ended June 30, 2019 and 2018, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and Diluted loss per share
Net loss attributable to Ocwen stockholders	$(89,737)	$(29,831)	$(134,231)	$(27,283)

Weighted average shares of common stock — basic and diluted	134,465,741	133,856,132	134,193,874	133,490,828

Basic and Diluted loss per share	$(0.67)	$(0.22)	$(1.00)	$(0.20)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	4,107,485	6,492,703	4,126,819	6,498,025
Market-based (2)	854,181	645,984	854,181	645,984

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
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, discontinued operations and inactive entities, business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on corporate debt. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2019 related to our re-engineering plan. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us.
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
Financial information for our segments is as follows:

	Three Months Ended June 30, 2019
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$242,510	$28,794	$3,034	$—	$274,338

Expenses (1)	290,087	21,026	20,381	—	331,494

Other income (expense):
Interest income	1,872	1,546	419	—	3,837
Interest expense	(14,191)	(1,399)	(15,981)	—	(31,571)
Bargain purchase gain	—	—	(96)		(96)
Other	890	444	(681)	—	653
Other income (expense), net	(11,429)	591	(16,339)	—	(27,177)

Income (loss) before income taxes	$(59,006)	$8,359	$(33,686)	$—	$(84,333)

	Three Months Ended June 30, 2018
Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Revenue	$230,509	$19,002	$4,070	$—	$253,581

Expenses (1)	166,888	17,785	20,977	—	205,650

Other income (expense):
Interest income	1,466	1,360	529	—	3,355
Interest expense	(62,675)	(1,472)	(13,356)	—	(77,503)
Other	(326)	294	(2,156)	—	(2,188)
Other income (expense), net	(61,535)	182	(14,983)	—	(76,336)

Income (loss) before income taxes	$2,086	$1,399	$(31,890)	$—	$(28,405)

	Six months ended June 30, 2019
Revenue	$501,784	$69,885	$6,557	$—	$578,226

Expenses (1) (2)	555,984	42,357	13,258	—	611,599

Other income (expense):
Interest income	4,165	3,095	1,135	—	8,395
Interest expense	(68,889)	(3,067)	(30,060)	—	(102,016)
Bargain purchase gain	—	—	(381)	—	(381)
Other	2,416	663	(1,121)	—	1,958
Other income (expense), net	(62,308)	691	(30,427)	—	(92,044)

Income (loss) before income taxes	$(116,508)	$28,219	$(37,128)	$—	$(125,417)

	Six months ended June 30, 2018
Revenue	$456,605	$48,197	$9,036	$—	$513,838

Expenses (1)	337,984	38,081	36,086	—	412,151

Other income (expense):
Interest income	1,894	2,852	1,309	—	6,055
Interest expense	(97,193)	(3,417)	(27,703)	—	(128,313)
Other	(754)	620	(2,735)	—	(2,869)
Other income (expense), net	(96,053)	55	(29,129)	—	(125,127)

Income (loss) before income taxes	$22,568	$10,171	$(56,179)	$—	$(23,440)

Total Assets	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
June 30, 2019	$3,195,218	$5,978,325	$454,250	$—	$9,627,793

December 31, 2018	$3,306,208	$5,603,481	$484,527	$—	$9,394,216

June 30, 2018	$2,851,910	$5,242,716	$325,570	$—	$8,420,196

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three months ended June 30, 2019
Depreciation expense	$761	$46	$10,205	$11,012
Amortization of debt discount	—	—	350	350
Amortization of debt issuance costs	—	—	751	751

Three months ended June 30, 2018
Depreciation expense	$1,256	$25	$4,834	$6,115
Amortization of debt discount	—	—	442	442
Amortization of debt issuance costs	—	—	1,005	1,005

Six months ended June 30, 2019
Depreciation expense	$1,569	$81	$17,913	$19,563
Amortization of debt discount	—	—	701	701
Amortization of debt issuance costs	—	—	1,451	1,451

Six months ended June 30, 2018
Depreciation expense	$2,613	$54	$9,973	$12,640
Amortization of debt discount	—	—	706	706
Amortization of debt issuance costs	—	—	1,662	1,662

(1)
Compensation and benefits expense in the Corporate Items and Other segment for the three and six months ended June 30, 2019 and 2018 includes $0.8 million and $19.2 million, and $1.6 million, and $7.3 million, respectively, of severance expense attributable to PHH integration-related headcount reductions of primarily U.S.-based employees in 2019 and headcount reductions in connection with our strategic decisions to exit the automotive capital services business and the forward lending correspondent and wholesale channels in late 2017 and early 2018, as well as our overall efforts to reduce costs.

(2)
Included in the Corporate Items and Other segment for the six months ended June 30, 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million during the first quarter of 2019 of amounts previously recognized as expense.

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
As further described below and in Note 21 – Contingencies, in recent years Ocwen has entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. For example, we made various commitments relating to the process of transferring loans off the REALServicing servicing system and onto Black Knight MSP, we have engaged a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to the escrow of mortgage loan payments, we have revised various aspects of our complaint handling processes and we have extensive review and reporting obligations to various regulatory bodies with respect to various matters, including our financial condition. We devote significant management time and resources to compliance with these additional requirements. These requirements are generally unique to Ocwen and, while certain of our competitors may have entered into regulatory-related settlements of their own, our competitors are generally not subject to either the same specific or the same breadth of additional requirements to which we are subject.
Ocwen has various subsidiaries that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate, and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at June 30, 2019.
PMC and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with applicable net worth requirements at June 30, 2019. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements referenced above is based on the total assets of PMC, and the required net worth was $214.6 million at June 30, 2019.
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
New York Department of Financial Services. In March 2017, we entered into a consent order with the NY DFS (the 2017 NY Consent Order) that provided for the termination of the engagement of a monitor appointed pursuant to an earlier 2014 consent order and for us to address certain concerns raised by the NY DFS that primarily relate to our servicing operations, as well as for us to comply with certain reporting and other obligations. In addition, in connection with the NY DFS’ approval in September 2018, of our acquisition of PHH, we agreed to satisfy certain post-closing requirements, including reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto Black Knight MSP and certain requirements with respect to the evaluation and supervision of management of both Ocwen Financial Corporation and PHH Mortgage Corporation. In addition, we are prohibited from boarding any additional loans onto the current REALServicing system and we were required to transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also modified a preexisting restriction on our ability to acquire MSRs such that the restriction applies only to New York loans and, with respect to New York loans, provides that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year (based on the unpaid principal balance of loans serviced at the prior calendar year-end). This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs.
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
California Department of Business Oversight. In January 2015, OLS entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination. In February 2017, we entered into another consent order with the CA DBO (the 2017 CA Consent Order) that terminated the 2015 CA Consent Order and resolved open matters between us and the CA DBO. We believe that we have completed those obligations of the 2017 CA Consent Order that have already come due, and we have so notified the CA DBO. We have certain remaining reporting and other obligations under the 2017 CA Consent Order. Pursuant to the 2017 CA Consent Order, the CA DBO has engaged a third-party administrator who, at the expense of the CA DBO, has commenced work to confirm that Ocwen has completed certain commitments under the 2017 CA Consent Order. Still outstanding, however, is confirmation of our completion of $198.0 million in debt forgiveness for California borrowers by June 30, 2019. We believe that we fulfilled this requirement during the first quarter of 2019. However, our completion of this requirement is subject to testing by the CA DBO’s third-party administrator who must confirm, among other things, that modified loans have remained current for specified time periods. If we are unable to satisfy this requirement or obtain an extension, the 2017 CA Consent Order obligates us to pay the remaining amount to the CA DBO in cash. Our debt forgiveness activities take place as we modify loans - our loan modifications are designed to be sustainable for homeowners while providing a net present value for mortgage loan investors that is superior to that of foreclosure. Debt forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Debt forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer. If the CA DBO were to allege that we failed to comply with our obligations under the 2017 CA Consent Order or that we otherwise were in breach of applicable laws, regulations or licensing requirements, the CA DBO could also take regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.

Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion at June 30, 2019. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $95.8 million and $22.3 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2019. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is received from HUD, typically within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline.
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

	Six Months Ended June 30, 2019
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	10	$2,047	252	$14,833	262	$16,880
Additions (1)	21	6,333	100	9,354	121	15,687
Recoveries, net (2)	(9)	(4,429)	(113)	(5,076)	(122)	(9,505)
Transfers	1	(332)	(1)	332	—	—
Changes in value	—	—	—	(939)	—	(939)
Ending balance	23	$3,619	238	$18,504	261	$22,123

(1)	Total repurchases during the six months ended June 30, 2019 includes 44 loans totaling $8.3 million related to MCA repurchases.

(2)	Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
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
Long-Term Contracts
Our business is currently reliant on certain services provided by Altisource S.à r.l, a subsidiary of Altisource Portfolio Solutions, S.A. (Altisource).
Each of Ocwen and OMS are parties to long-term agreements with Altisource, including a Services Agreement and a Technology Products Services Agreement. Under the Services Agreements, Altisource provides various business process outsourcing services, such as valuation services and property preservation and inspection services, among other things. Altisource provides certain technology products and support services under the Technology Products Services Agreement, including the REALServicing loan servicing system. These agreements expire August 31, 2025 and include renewal provisions. However, Ocwen anticipates that Altisource will cease providing technology products and support services under the Technology Products Services Agreement by the end of 2019 now that we have completed the transition to Black Knight MSP from REALServicing. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource currently provides title services to Liberty. Ocwen also has a General Referral Fee Agreement with Altisource pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. However, for MSRs that transferred to NRZ in September 2017, as well as those subject to the New RMSR Agreements we entered into in January 2018, we are not entitled to REO referral commissions. If Altisource were to fail to fulfill its contractual obligations to us, including through a failure to provide services at the required level, or if Altisource were to become unable to fulfill such obligations, our business and operations could suffer.
On February 22, 2019, Ocwen and Altisource signed a Binding Term Sheet, which among other things, contains provisions regarding assuring that data is accurately transferred to Ocwen in connection with the deboarding of loans from REALServicing, including Ocwen having the ability to verify data accuracy and having continued access to the REALServicing system for an acceptable period of time.
The Binding Term Sheet also amends certain provisions in the Services Agreements. After certain conditions have been met and where Ocwen has the right to select the services provider, Ocwen will use Altisource to provide the types of services that Altisource currently provides under the Services Agreements for at least 90% of services for all portfolios for which Ocwen is the servicer or subservicer, except that Altisource will be the provider for all such services for the portfolios: (i) acquired by Ocwen pursuant to loan servicing under agreements from Homeward (acquired in 2012) or assigned and assumed by Ocwen from Residential Capital, LLC, et al (assets acquired in 2013); and (ii) acquired from Ocwen, excluding certain portfolios in which PHH has an interest, by NRZ or its affiliates prior to the date of the Binding Term Sheet. Notwithstanding the foregoing, Altisource will be the provider of mortgage charge-off collections services under the Services Agreements. The Binding Term Sheet also sets forth a framework for negotiating additional service level changes in the future. As specified in the Binding Term Sheet, if Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to Altisource’s right to cure. For certain claims arising from referrals received by Altisource after the effective date of the Binding Term Sheet, the provisions include reciprocal indemnification obligations in the event of negligence by either party and Altisource’s indemnification of Ocwen in the event of any breach by Altisource of its obligations under the Services Agreements. The limitations of liability provisions include an exception for losses either party suffers as a result of third-party claims.
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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others and those brought by commercial counterparties.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the

Fair Debt Collection Practices Act (FDCPA), the RESPA, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience, claims related to ancillary products marketed and sold to borrowers, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience violate the FDCPA, (2) we violated the TCPA by using an automated telephone dialing system to call class members’ cell phones without their consent, (3) we committed securities fraud in connection with certain of our public disclosures, (4) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law, (5) the solicitation and marketing to borrowers of certain ancillary products was unfair and deceptive, (6) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans and (7) certain legacy mortgage reinsurance arrangements violated RESPA. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $53.1 million at June 30, 2019. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2019.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC (N.D. Ala.). The plaintiffs are seeking statutory damages under the FDCPA, compensatory damages and injunctive relief. The presiding court previously ruled on Ocwen’s motions to dismiss, and Ocwen answered the operative complaint. Ocwen subsequently entered into an agreement in principle to resolve this matter, and in January 2019, the presiding court granted preliminary approval of the parties’ proposed class settlement. At a hearing in July 2019, the court indicated that it would grant final approval of the parties’ proposed class settlement. While Ocwen believes that it has sound legal and factual defenses, we agreed to this settlement in principle in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. There can be no assurance that the court will finally approve the settlement. In the event the settlement is not finally approved, the litigation would continue, and we would vigorously defend the allegations made against Ocwen. Our accrual with respect to this matter is included in the $53.1 million legal and regulatory accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount accrued.
Ocwen has been named in putative class actions and individual actions related to its compliance with the TCPA. Generally, plaintiffs in these actions allege that Ocwen knowingly and willfully violated the TCPA by using an automated telephone dialing system to call individuals’ cell phones without their consent. In July 2017, Ocwen entered into an agreement in principle to resolve two such putative class actions, which have been consolidated in the United States District Court for the Northern District of Illinois. See Snyder v. Ocwen Loan Servicing, LLC (N.D. Ill.); Beecroft v. Ocwen Loan Servicing, LLC (N.D. Ill.). The settlement would provide for the establishment of a settlement fund to be distributed to impacted borrowers that submit claims for settlement benefits pursuant to a claims administration process.
While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to the settlement in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve. In October 2017, the court preliminarily approved the settlement and, thereafter, we paid the settlement amount into an escrow account held by the settlement administrator. However, in September 2018, the Court denied the motion for final approval. In November 2018, the parties engaged in mediation to address the issues raised by the Court in its denial order. The parties thereafter reached a revised agreement, and in June 2019 the court entered an order approving the settlement. However, in July 2019, the court stated that it might re-visit its order granting final approval of the settlement depending on certain events in a related TCPA class action.  The court nevertheless directed Ocwen to move forward with fulfilling its obligations under the settlement. The related TCPA class action is pending in front of the same judge and involves claims against trustees of RMBS trusts based on vicarious liability for Ocwen’s alleged non-compliance with the TCPA.  The trustees have indicated they may seek indemnification from Ocwen based on the vicarious liability claims. Additional lawsuits may be filed against us in relation to our TCPA compliance. At this time, Ocwen is unable to predict the outcome of existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. Our accrual with respect to this matter is included in the $53.1 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including completing the transfer of loans to Black Knight MSP, developing and implementing certain enhancements to our consumer complaint process, engaging a third-party auditor who is currently performing escrow-related testing, and complying with our other information sharing and reporting obligations.
In April 2017 and shortly thereafter, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. We believe we have factual and legal defenses to the allegations raised in this lawsuit and are vigorously defending ourselves. The outcome of this lawsuit, whether through a negotiated settlement, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. Our accrual with respect to this matter is included in the $53.1 million litigation and regulatory matters accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount currently accrued.
The Massachusetts Attorney General filed a lawsuit against OLS in the Superior Court for the Commonwealth of Massachusetts alleging violations of state consumer financial laws relating to our servicing business, including with respect to our activities relating to lender-placed insurance and property preservation fees. In April 2019, we agreed to resolve this matter without admitting liability. The resolution includes a payment to the Commonwealth of Massachusetts of $675,000, a loan modification program for certain eligible Massachusetts borrowers, and certain already-completed relief. The settlement amount of $675,000 was paid in April 2019.
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $53.1 million litigation and regulatory matters accrual referenced above. We will also incur costs complying with the terms of the settlements we have entered into, including the costs of conducting an escrow analysis, Maryland organizational assessments, Massachusetts data integrity audits, and transition to Black Knight MSP. For example, with respect to the escrow review, which is currently underway, we will incur remediation costs to the extent that errors are identified which require remediation. If we fail to comply with the terms of our settlements, additional administrative or legal regulatory actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
At June 30, 2019 and June 30, 2018, we had outstanding representation and warranty repurchase demands of $15.9 million UPB (85 loans) and $29.0 million UPB (184 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Six Months Ended June 30,
	2019	2018
Beginning balance (1)	$49,267	$19,229
Provision for (reversal of) representation and warranty obligations	(3,831)	2,072
New production reserves	132	198
Charge-offs and other (2)	(2,718)	(3,643)
Ending balance (1)	$42,850	$17,856

(1)
The liability for representation and warranty obligations and compensatory fees for foreclosures is reported in Other liabilities (a component of Liability for indemnification obligations) on our unaudited consolidated balance sheets.

(2)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2019.

Other
Ocwen, on its own behalf and on behalf of various mortgage loan investors, is engaged in a variety of activities to seek payments from mortgage insurers for unpaid claims, including claims where the mortgage insurers paid less than the full claim amount. Ocwen believes that many of the actions by mortgage insurers were in violation of the applicable insurance policies and insurance law. In some cases, Ocwen has entered into tolling agreements, initiated arbitration or litigation, engaged in settlement discussions, or taken other similar actions. To date, Ocwen has settled with four mortgage insurers, and expects the ultimate outcome to result in recovery of additional unpaid claims, although we cannot quantify the likely amount at this time.
We may, from time to time, have affirmative indemnification and other claims against parties from whom we acquired MSRs or other assets. Although we pursue these claims, we cannot currently estimate the amount, if any, of further recoveries. Similarly, from time to time, indemnification and other claims are made against us by parties to whom we sold MSRs or other assets. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts recorded.
Note 22 – Subsequent Events
On July 1, 2019, PMC entered into a committed financing facility (the Facility) with Barclays Bank PLC and its affiliate that is secured by certain Fannie Mae and Freddie Mac MSRs. In the future, borrowings under the Facility may also be secured by Ginnie Mae MSRs.
In connection with the Facility, PMC entered into repurchase agreements with Barclays Bank PLC and its affiliate pursuant to which PMC sold trust certificates representing certain indirect economic interests in the MSRs and agreed to repurchase such trust certificates at a future date at the repurchase price set forth in the repurchase agreements. PMC’s obligations under the Facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under the Facility. The agreements documenting the Facility contain representations, warranties and covenants that are customary for a transaction of this nature. The maximum amount which we may borrow pursuant to the repurchase agreements is $300.0 million. The Facility will terminate in June 2020 unless the parties mutually agree to renew or extend. The interest rate is 1ML plus 3.0%.
During July 2019, in three separate transactions we repurchased a total of $29.4 million of our 8.375% Senior secured notes in the open market for a price of $25.7 million, or approximately 87% of the repurchased principal amount. These repurchases represent approximately 9% of the $330.9 million principal balance outstanding at June 30, 2019. The 8.375% Senior secured notes are scheduled to mature in November 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts and unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Part II, Item 1A. Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in our Annual Report on Form 10-K for the year ended December 31, 2018 and any subsequent SEC filings.
OVERVIEW
General
We are a financial services company that services and originates loans. The majority of our revenues are generated from our residential mortgage servicing business. At June 30, 2019, our residential mortgage servicing portfolio consisted of 1,491,029 loans with a UPB of $229.3 billion. In our lending business, we originate, purchase, sell and securitize conventional and government-insured forward and reverse mortgage loans. During the six months ended June 30, 2019, our lending business originated or purchased forward and reverse mortgage loans with a UPB of $361.9 million and $283.4 million, respectively.
We have established a set of key business initiatives to achieve our objective of returning to profitability.
First, we must successfully execute on the integration of PHH’s business with ours, including a smooth transition onto the Black Knight MSP servicing system which includes loan boarding, payment processing, escrow administration, and default management, among other functions. During the second quarter of 2019, we completed the transfer of the remainder of our portfolio of residential mortgages that were on the REALServicing® servicing system to Black Knight MSP.
Second, we must re-engineer our cost structure to go beyond eliminating redundant costs. We developed our cost re-engineering plan to address organizational, process and control redesign, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. As part of our cost re-engineering plans, we expect to reduce total staffing levels significantly and to close a number of our U.S. facilities. We believe these steps are necessary in order to drive stronger financial performance and, in the longer term, simplify our operations. By the end of 2019, we intend to have reduced overall staffing levels by over 2,100 relative to combined Ocwen and PHH staffing levels at the end of the second quarter of 2018. Against this goal, as of June 30, 2019, headcount has declined by nearly 1,400. In terms of U.S. facilities consolidation, by the end of 2019, we intend to be primarily operating out of four U.S. and USVI locations: West Palm Beach, FL, Mount Laurel, NJ, Rancho Cordova, CA, and St. Croix, USVI.
We believe these cost re-engineering efforts will lower our expenses substantially, including in the areas of compensation and benefits, occupancy and equipment and technology and communications. However, in order to achieve these reductions, we will incur significant re-engineering-related expenses, primarily relating to severance and retention and facilities closures but also in the areas of technology and communications. Our cost re-engineering plans contain identified opportunities to achieve expense reductions totaling $340.0 million against corresponding annualized second quarter 2018 expenses for both Ocwen and PHH. This target excludes the re-engineering costs necessary to achieve such savings, which we currently estimate to be $65.0 million. We have incurred $32.2 million of re-engineering costs, consisting primarily of $24.2 million of employee-related expenses, during the six months ended June 30, 2019.
We anticipate that a substantial portion of our expense reductions, and the related re-engineering costs, will be realized in the second half of 2019 now that we have completed the transition onto Black Knight MSP and completed the mergers of two of our primary licensed operating entities into PMC. We successfully completed the first phase of our entity mergers during the first quarter, merging Homeward into PMC, with PMC being the surviving corporation. We successfully completed the second phase of our entity mergers with the merger of OLS into PMC (with PMC being the surviving corporation) during the second quarter of 2019.
Our ability to re-engineer our cost structure is not certain and is dependent on the successful execution of several complex actions, including our ability to acquire MSRs with appropriate financial return targets, U.S. facilities consolidation and organizational redesign and headcount reductions, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our cost re-engineering efforts. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
Third, we must manage the size of our servicing portfolio through expanding our lending business and making permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets. During the six months ended June 30, 2019, we closed MSR acquisitions with $10.8 billion UPB. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We have also executed on our plans to re-enter the forward lending correspondent channel and we continue to pursue a number of other MSR acquisition options, including driving improved recapture rates within our existing servicing portfolio.
Fourth, we must ensure that we continue to manage our balance sheet to provide a solid platform for executing on our other key business initiatives. On March 18, 2019, we increased our SSTL by $120.0 million, providing incremental liquidity to address maturing debt assumed in the PHH acquisition. On July 1, 2019, we established a financing facility secured by MSRs that provides up to $300.0 million in committed borrowings. We believe this facility will enable the funding of our near term MSR acquisition initiatives.
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

Results of Operations Summary	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
Revenue
Servicing and subservicing fees	$239,182	$222,227	8%	$495,045	$444,365	11%
Gain on loans held for sale, net	15,075	24,393	(38)	32,670	44,193	(26)
Other revenue, net	20,081	6,961	188	50,511	25,280	100
Total revenue	274,338	253,581	8	578,226	513,838	13

Expenses
MSR valuation adjustments, net	147,268	33,118	345	256,266	50,247	410
Compensation and benefits	82,283	69,838	18	176,979	147,913	20
Servicing and origination	21,510	28,276	(24)	50,208	59,694	(16)
Technology and communications	20,001	23,906	(16)	44,436	46,709	(5)
Professional services	37,136	32,389	15	40,577	70,159	(42)
Occupancy and equipment	18,699	12,859	45	35,288	25,473	39
Other expenses	4,597	5,264	(13)	7,845	11,956	(34)
Total expenses	331,494	205,650	61	611,599	412,151	48

Other income (expense)
Interest income	3,837	3,355	14	8,395	6,055	39
Interest expense	(31,571)	(77,503)	(59)	(102,016)	(128,313)	(20)
Bargain purchase gain	(96)	—	n/m	(381)	—	n/m
Other, net	653	(2,188)	(130)	1,958	(2,869)	(168)
Total other expense, net	(27,177)	(76,336)	(64)	(92,044)	(125,127)	(26)

Loss before income taxes	(84,333)	(28,405)	197	(125,417)	(23,440)	435
Income tax expense	5,404	1,348	301	8,814	3,696	138
Net loss	(89,737)	(29,753)	202	(134,231)	(27,136)	395
Net income attributable to non-controlling interests	—	(78)	(100)	—	(147)	(100)
Net loss attributable to Ocwen stockholders	$(89,737)	$(29,831)	201%	$(134,231)	$(27,283)	392%

Segment income (loss) before income taxes
Servicing	$(59,006)	$2,086	n/m	$(116,508)	$22,568	(616)%
Lending	8,359	1,399	497	28,219	10,171	177
Corporate Items and Other	(33,686)	(31,890)	6	(37,128)	(56,179)	(34)
	$(84,333)	$(28,405)	197%	$(125,417)	$(23,440)	435%
n/m: not meaningful

Three Months Ended June 30, 2019 versus 2018
Servicing and subservicing fee revenue increased $17.0 million, or 8%, as compared to the second quarter of 2018, primarily due to the increase in the portfolio resulting from the acquisition of PHH on October 4, 2018 and the acquisition of MSRs during the first six months of 2019, partially offset by portfolio runoff and a decline in completed modifications.
Gain on loans held for sale, net declined $9.3 million, or 38%, as compared to the second quarter of 2018 due to a $5.3 million decline in reverse lending gains and a $3.9 million decline in gains on loans repurchased in connection with our servicing obligations. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA during the reporting period, totaled 8,144 and 9,542, for the three months ended June 30, 2019 and 2018, respectively, representing a decline of 15%. Reverse lending gain on loans held for sale declined by $5.3 million, or 41%, due to a 7% decline in loan production, which was lower across all channels, and lower overall margin. Our reverse lending volume decline for the three months ended June 30, 2019 versus the same period in 2018 was proportionately less than the decline in industry endorsements for the comparable periods due to our efforts to re-start purchases with former customers and increase wallet share with existing customers in our wholesale, correspondent and closed whole-loan purchase channels. The reduction in margin was largely attributable to lower gain on sales rates, and increased price competition when bidding on wholesale and correspondent loans, as compared to the same period in 2018.
Other revenue, net increased $13.1 million, or 188%, as compared to the second quarter of 2018, largely due to a $14.8 million favorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability due to the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018 and lower interest rates, partially offset by a $1.3 million decline in CRL premium revenue consistent with the decline in the number of foreclosed real estate properties in the servicing portfolio.
MSR valuation adjustments, net, increased $114.2 million, or 345%, as compared to the second quarter of 2018, primarily due to portfolio runoff on MSRs subsequently added from the PHH acquisition and other Agency MSR purchases and the impact of changes in interest rates. The 10-year swap rate declined 45 basis points in the second quarter of 2019, as compared to the 15 basis-point increase in the second quarter of 2018. The increase in MSR valuation adjustments, net, includes $19.2 million due to runoff and $69.3 million from interest rate changes on MSRs acquired subsequent to the second quarter of 2018, and $37.1 million from interest rate changes on the remainder of the portfolio. This is partially offset by $12.7 million of net favorable impacts from lower runoff (excluding the impact of new acquisitions) and other assumption updates unrelated to interest rates on existing MSRs. The acquired MSRs are primarily Agency loans that are more sensitive to interest rates. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in interest expense.
Excluding MSR valuation adjustments, net, total expenses increased $11.7 million, or 7%, as compared to the second quarter of 2018.
Compensation and benefits expense increased $12.4 million, or 18%, as compared to the second quarter of 2018, primarily due to the acquisition of PHH and $3.5 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S.-based employees, partially offset by a decrease in expenses that reflects the results of our efforts to re-engineer our cost structure, align headcount in our servicing operations and corporate segment with the size of our servicing portfolio as well as the strategic decisions executed in late 2017 and early 2018 to exit the automotive capital services business and the forward lending correspondent and wholesale channels. Despite the increase in headcount attributable to the PHH acquisition, average total headcount declined 3% as compared to the second quarter of 2018. However, the average of higher-cost U.S. headcount increased to 35% of the total from 25% for the second quarter of 2018.
Servicing and origination expense decreased $6.8 million, or 24%, as compared to the second quarter of 2018, primarily due to a $4.5 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in claims and a $2.6 million decrease in provisions for non-recoverable servicing advances and receivables. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.
Technology and communication expense declined $3.9 million, or 16%, as compared to the second quarter of 2018 primarily due to our cost reduction efforts, which include bringing technology services in-house, offset by an increase in expenses as a result of the PHH acquisition.
Professional services expense increased $4.7 million, or 15%, as compared to the second quarter of 2018, primarily due to expenses incurred by PHH offset in part by a $2.8 million decline in provisions for probable losses in connection with litigation.
Occupancy and equipment expense increased $5.8 million, or 45%, as compared to the second quarter of 2018 due to the recognition of $2.8 million of accelerated amortization of ROU assets in connection with our decision to vacate four leased properties prior to the contractual maturity date of the lease agreements and expenses attributed to PHH, offset in part by the results of our cost reduction efforts which include consolidating vendors and closing and consolidating certain facilities.
Interest expense declined $45.9 million, or 59%, as compared to the second quarter of 2018, primarily because of the $48.6 million decline in interest expense on the NRZ financing liabilities, which we account for at fair value, partially offset by $1.4 million of interest expense incurred on the PHH senior unsecured notes. Changes in the fair value of the NRZ financing liabilities offset, to a large extent, changes in the fair value of our MSRs which are recorded in MSR valuation adjustments, net.
The net decrease in interest expense on the NRZ financing liabilities was largely due to a $47.8 million favorable fair value adjustment in the second quarter of 2019 which reduced the NRZ financing liability, and interest expense, related to the PMC MSR Agreements offsetting the unfavorable fair value adjustment of the underlying MSRs. Runoff of $15.8 million further reduced interest expense under the PMC MSR Agreements. MSRs underlying the PMC MSR Agreements are Agency mortgage loans and as a result, both their fair value and runoff are highly sensitive to changes in interest rates. In the second quarter of 2018, an unfavorable fair value adjustment increased the NRZ financing liabilities, and interest expense, related to the Original Rights to MSRs Agreements by $8.9 million. Runoff attributed to the Original Rights to MSRs Agreements and the 2017 and New RMSR Agreements declined by $12.5 million in the second quarter of 2019 as compared to the second quarter of 2018. The MSRs underlying the Ocwen agreements are seasoned non-Agency mortgage loans and changes in interest rates do not have any significant impact on prepayments.
Six Months Ended June 30, 2019 versus 2018
Servicing and subservicing fee revenue increased $50.7 million, or 11%, as compared to the six months ended June 30, 2018, primarily due to the increase in the portfolio resulting from the acquisition of PHH and the acquisition of MSRs during the first six months of 2019, partially offset by portfolio runoff and a decline in completed modifications.
Gain on loans held for sale, net declined $11.5 million, or 26%, as compared to the six months ended June 30, 2018. Reverse lending gain on loans held for sale declined by $7.5 million, or 32%, due to an 11% decline in loan production, which was lower across all channels, and lower overall margin. Our reverse lending volume decline for the six months ended June 30, 2019 versus the same period in 2018 was proportionately less than the decline in industry endorsements for the comparable periods due to the reasons noted above. The reduction in margin was largely attributable to lower gain on sales rates, and increased price competition when bidding on wholesale and correspondent loans, as compared to the same period in 2018. Gains on loans repurchased in connection with our servicing obligations declined $3.6 million as compared to the six months ended June 30, 2018.
Other revenue, net increased $25.2 million, or 100%, as compared to the six months ended June 30, 2018, largely due to a $29.3 million increase in the favorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability. This increase is due to the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018, lower interest rates and an update in the first quarter of 2019 of the financing assumption for active HECM reverse mortgage loan repurchases in connection with our HMBS Issuer obligations. This increase was partially offset by a $2.5 million decline in CRL premium revenue consistent with the decline in the number of foreclosed real estate properties in the servicing portfolio.
MSR valuation adjustments, net, increased $206.0 million, or 410%, as compared to the six months ended June 30, 2018, primarily due to portfolio runoff on MSRs subsequently added from the PHH acquisition and other Agency MSR purchases and the impact of changes in interest rates. The 10-year swap rate declined 75 basis points in the six months ended June 30, 2019, as compared to the 55 basis-point increase in the six months ended June 30, 2018. The increase in MSR valuation adjustments, net, includes $37.0 million due to runoff and $105.6 million from interest rate changes on MSRs acquired subsequent to the second quarter of 2018, and $101.6 million from interest rate changes on the remainder of the portfolio. This is partially offset by $39.5 million of net favorable other assumption updates unrelated to interest rates on existing MSRs.
Excluding MSR valuation adjustments, net, total expenses decreased $6.6 million, or 2%, as compared to the six months ended June 30, 2018.
Compensation and benefits expense increased $29.1 million, or 20%, as compared to the six months ended June 30, 2018, primarily due to PHH compensation and benefits expense and $24.2 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S.-based employees, partially offset by a decline in expenses resulting from our efforts to re-engineer our cost structure, align headcount in our servicing operations and corporate segment with the size of our servicing portfolio as well as the strategic decisions executed in late 2017 and early 2018 to exit the automotive capital services business and the forward lending correspondent and wholesale channels. Despite the increase in headcount attributable to the PHH acquisition, average total headcount declined 4% as compared to the six months ended June 30, 2018. However, the average of higher-cost U.S. headcount increased to 35% of the total from 26% for the six months ended June 30, 2018.
Servicing and origination expense decreased $9.5 million, or 16%, as compared to the six months ended June 30, 2018, primarily due to an $8.8 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in claims and a $5.4 million decrease in provisions for non-recoverable servicing advances and receivables. These declines were offset in part by an increase in other servicing-related expenses associated with a larger portfolio.
Technology and communication expense decreased $2.3 million, or 5%, as compared to the six months ended June 30, 2018, primarily due to our cost reduction efforts, which include bringing technology services in-house, offset by an increase in expenses as a result of the PHH acquisition.
Professional services expense decreased $29.6 million, or 42%, as compared to the six months ended June 30, 2018, primarily due to the recovery from a service provider in the first quarter of 2019 of $30.7 million of amounts previously recognized as expense and a $10.9 million decline in provisions for probable losses in connection with litigation, partially offset by professional services expense attributed to PHH and a $1.2 million increase in fees incurred in connection with our conversion of NRZ’s Rights to MSRs to fully-owned MSRs. The fees incurred in connection with the MSR conversions are primarily legal fees of our counsel and the fees of counsel of counterparties that we are required to pay. NRZ is currently responsible for paying 50% of the costs that are incurred in connection with the MSR conversions. We do not expect to incur significant costs in connection with the MSR conversions in the future.
Occupancy and equipment expense increased $9.8 million, or 39%, as compared to the six months ended June 30, 2018, due to PHH expenses and the recognition of $2.8 million of accelerated amortization of ROU assets, offset in part by a decline resulting from our cost reduction efforts which include consolidating vendors and closing and consolidating certain facilities.
Other expenses decreased $4.1 million, or 34%, as compared to the six months ended June 30, 2018, due in large part to decreases attributable to the timing of recognition of certain expenses, including expenses in connection with borrower advocacy groups and licensing expenses.
Interest expense declined $26.3 million, or 20%, as compared to the six months ended June 30, 2018, primarily because of the $27.7 million decline in interest expense on the NRZ financing liabilities and a $2.6 million decrease in interest on match funded liabilities, offset in part by $2.9 million of interest expense on the PHH senior unsecured notes.
The net decline in interest expense on the NRZ financing liabilities was due to an $80.9 million favorable fair value adjustment in the six months ended June 30, 2019 which reduced the NRZ financing liability, and interest expense, related to the PMC MSR Agreements offsetting the unfavorable fair value adjustment of the underlying MSRs. Runoff of $33.6 million further reduced interest expense under the PMC MSR Agreements. In the six months ended June 30, 2018, a favorable fair value adjustment reduced the NRZ financing liabilities, and interest expense, related to the 2017 and New RMSR Agreements by $17.4 million, driven by the initial fair value gain attributable to the $279.6 million lump-sum cash payment received in connection with the New RMSR Agreements. This compares to a $2.3 million unfavorable fair value adjustment in the six months ended June 30, 2019 in connection with changes in estimated cash flows. Runoff attributed to the Original Rights to MSRs Agreements and the 2017 and New RMSR Agreements declined by $34.7 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018
Although we incurred a pre-tax loss for the six months ended June 30, 2019 of $125.4 million, we recorded income tax expense of $8.8 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates. Our overall effective tax rates for the six months ended June 30, 2019 and 2018 were (7.0)% and (15.8)%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from continuing operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%. The change in income tax expense for the six months ended June 30, 2019, compared with the same period in 2018, was primarily due to tax expense on the gain recognized in the USVI on the merger of OLS into PMC, the effects of the Base Erosion and Anti-Abuse Tax (BEAT) provision of the Tax Act and the increase in the BEAT tax rate from 5% in 2018 to 10% in 2019 as well as increased income tax expense as a result of recognizing income previously deferred for tax related to our NRZ agreements.

Financial Condition Summary	June 30, 2019	December 31, 2018	% Change
Cash	$287,724	$329,132	(13)%
Restricted cash (amounts related to variable interest entities (VIEs) of $15,489 and $20,968)	60,708	67,878	(11)
MSRs, at fair value	1,312,633	1,457,149	(10)
Advances and match funded advances (amounts related to VIES of $875,332 and $937,294)	1,104,499	1,186,676	(7)
Loans held for sale ($135,691 and $176,525 carried at fair value)	196,071	242,622	(19)
Loans held for investment, at fair value (amounts related to VIEs of $25,324 and $26,520)	5,897,731	5,498,719	7
Other assets ($7,760 and $7,568 carried at fair value)(amounts related to VIEs of $1,418 and $2,874)	768,427	612,040	26
Total assets	$9,627,793	$9,394,216	2%

Total Assets by Segment
Servicing	$3,195,218	$3,306,208	(3)%
Lending	5,978,325	5,603,481	7
Corporate Items and Other	454,250	484,527	(6)
	$9,627,793	$9,394,216	2%

HMBS-related borrowings, at fair value	$5,745,383	$5,380,448	7%
Match funded liabilities (related to VIEs)	671,796	778,284	(14)
Other financing liabilities ($868,610 and $1,057,671 carried at fair value) (amounts related to VIEs of $23,697 and $24,815)	931,451	1,127,613	(17)
SSTL and other secured borrowings, net	516,481	382,538	35
Senior notes, net	447,577	448,727	—
Other liabilities ($3,934 and $4,986 carried at fair value)	892,211	721,901	24
Total liabilities	9,204,899	8,839,511	4%

Total stockholders’ equity	422,894	554,705	(24)

Total liabilities and equity	$9,627,793	$9,394,216	2%

Total Liabilities by Segment
Servicing	$2,273,069	$2,437,383	(7)%
Lending	5,965,622	5,532,069	8
Corporate Items and Other	966,208	870,059	11
	$9,204,899	$8,839,511	4%

Changes in the composition and balance of our assets and liabilities during the six months ended June 30, 2019 are principally attributable to the impact of our ongoing HMBS activity, which is accounted for as secured financings, increasing Loans held for investment and HMBS-related borrowings. Match funded liabilities declined during the six months ended June 30, 2019 as a result of lower advances and match funded advances, consistent with our declining servicing portfolio and declines in the non-performing portion of our servicing portfolio, and our decision to partially fund advances with corporate cash. NRZ financing liabilities and the related MSRs declined due to declines in fair value, and borrowings under our SSTL increased due to the additional $120.0 million term loan executed during the first quarter of 2019. Total equity decreased as a result of the net loss we recognized for the six months ended June 30, 2019. See the Overview and Cash Flows sections of “Liquidity and Capital Resources” for a discussion regarding the decline in Cash during the six months ended June 30, 2019.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment.

Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per loan fees typically vary based on delinquency status. As of June 30, 2019, we serviced 1.5 million loans with an aggregate UPB of $229.3 billion.
We are actively pursuing actions to manage the size of our servicing portfolio through expanding our lending business and making permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets. During the first six months of 2019, we closed MSR acquisitions with $10.8 billion UPB. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We have also executed on our plans to re-enter the forward lending correspondent channel and we continue to pursue a number of other MSR acquisition options, including driving improved recapture rates within our existing servicing portfolio.
NRZ is our largest servicing client, accounting for 53% and 60% of the UPB and loans in our servicing portfolio as of June 30, 2019, respectively. NRZ subservicing fees retained by Ocwen represented 27% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ, for the three and six months ended June 30, 2019, and 27% and 26% for the three and six months ended June 30, 2018, respectively.
In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2017 and 2018 of $54.6 million and $279.6 million, respectively. from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen will receive under the renegotiated agreements. These upfront payments amortize through the remaining term of the original agreements (April 2020). Accordingly, the aggregate economics of these agreements will be similar through the end of April 2020, although cash receipts will be lower in future periods as a result of the upfront payments.
The following table presents subservicing fees retained by Ocwen under the NRZ agreements and the amortization (including fair value change) of the lump-sum payments received in connection with the 2017 and New RMSR Agreements:

	Three Months		Six Months
	2019	2018	2019	2018
Retained subservicing fees on NRZ agreements	$35,905	$34,444	$73,312	$68,661
Reduction in interest expense in connection with the amortization of the lump-sum cash payments received (including fair value change)	30,696	34,799	47,036	87,090
Total retained subservicing fees and amortization of lump-sum payments (including fair value change)	$66,601	$69,243	$120,348	$155,751

Average NRZ UPB	$123,856,714	$96,553,022	$126,114,653	$98,299,462
Average annualized retained subservicing fees as a % of NRZ UPB	0.12%	0.14%	0.12%	0.14%
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
The following table summarizes our key servicer ratings by these rating agencies:

PHH Mortgage Corporation
	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3	Average	RPS3
Residential Special Servicer	SQ3	Average	RPS3
Residential Second/Subordinate Lien Servicer	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	—	Average	—
Ratings Outlook	N/A	Stable	Stable

Date of last action	October 30, 2018	October 8, 2018	November 1, 2018
Following the merger of OLS into PMC on June 1, 2019, Ocwen submitted requests to withdraw the servicer ratings for OLS. S&P has transferred the Master Servicer rating for OLS to PMC, and Fitch is currently addressing a similar transfer.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue
Servicing and subservicing fees
Residential	$238,536	$221,322	8%	$493,747	$442,225	12%
Commercial	616	1,506	(59)	1,843	3,251	(43)
	239,152	222,828	7	495,590	445,476	11
Gain on loans held for sale, net	1,723	5,589	(69)	2,939	6,581	(55)
Other revenue	1,635	2,092	(22)	3,255	4,548	(28)
Total revenue	242,510	230,509	5	501,784	456,605	10

Expenses
MSR valuation adjustments, net	147,199	33,043	345	256,113	50,018	412
Compensation and benefits	40,834	34,058	20	81,237	71,235	14
Servicing and origination	17,157	24,376	(30)	42,043	52,420	(20)
Occupancy and equipment	11,868	9,770	21	24,475	19,860	23
Professional services	11,037	7,367	50	22,460	24,817	(9)
Technology and communications	7,649	10,048	(24)	17,149	20,988	(18)
Corporate overhead allocations	53,721	46,462	16	111,315	96,866	15
Other expenses	622	1,764	(65)	1,192	1,780	(33)
Total expenses	290,087	166,888	74	555,984	337,984	65

Other income (expense)
Interest income	1,872	1,466	28	4,165	1,894	120
Interest expense	(14,191)	(62,675)	(77)	(68,889)	(97,193)	(29)
Other, net	890	(326)	(373)	2,416	(754)	(420)
Total other expense, net	(11,429)	(61,535)	(81)	(62,308)	(96,053)	(35)

Income (loss) before income taxes	$(59,006)	$2,086	n/m	$(116,508)	$22,568	(616)%
n/m: not meaningful

The following tables provide selected operating statistics:

At June 30,	2019	2018	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$220,730,631	$153,223,657	44%
Non-performing loans	6,486,472	11,290,071	(43)
Non-performing real estate	2,065,942	2,613,286	(21)
Total	$229,283,045	$167,127,014	37%

Conventional loans (2)	$106,409,963	$45,194,057	135%
Government-insured loans	29,150,397	20,314,542	43
Non-Agency loans	93,722,685	101,618,415	(8)
Total	$229,283,045	$167,127,014	37%

Percent of total UPB:
Servicing portfolio	35%	42%	(17)%
Subservicing portfolio	12	1	n/m
NRZ (3)	53	57	(7)
Non-performing residential assets serviced	4	8	(50)

Number:
Performing loans (1)	1,443,253	1,076,410	34%
Non-performing loans	36,860	56,569	(35)
Non-performing real estate	10,916	13,110	(17)
Total	1,491,029	1,146,089	30%

Conventional loans (2)	639,648	276,394	131%
Government-insured loans	187,527	148,723	26
Non-Agency loans	663,854	720,972	(8)
Total	1,491,029	1,146,089	30%

Percent of total number:
Servicing portfolio	33%	40%	(18)%
Subservicing portfolio	7	1	600
NRZ (3)	60	59	2
Non-performing residential assets serviced	3	6	(50)

	Three Months			Six Months
Periods ended June 30,	2019	2018	% Change	2019	2018	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$78,942,809	$72,028,123	10%	$76,253,458	$73,234,657	4%
Subservicing portfolio	38,568,363	1,624,284	n/m	44,636,396	1,738,018	n/m
NRZ (3)	123,856,714	96,553,022	28	126,114,653	98,299,462	28
Total	$241,367,886	$170,205,429	42%	$247,004,507	$173,272,137	43%

Prepayment speed (average CPR)	15%	15%	—%	14%	14%	—%
% Voluntary	93	81	15	92	82	12
% Involuntary	7	19	(63)	8	18	(56)
% CPR due to principal modification	—	1	(100)	—	1	(100)

Average number:
Servicing portfolio	484,538	464,130	4%	473,961	471,639	—%
Subservicing portfolio	122,013	16,508	639	134,503	17,608	664
NRZ (3)	910,325	684,802	33	924,069	695,266	33
	1,516,876	1,165,440	30%	1,532,533	1,184,513	29%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$54,942	$55,468	(1)%	$107,457	$114,159	(6)%
Subservicing	4,203	872	382	10,410	1,786	483
NRZ	141,091	126,712	11	296,938	253,729	17
	200,236	183,052	9	414,805	369,674	12
Late charges	13,182	15,236	(13)	28,520	29,744	(4)
Custodial accounts (float earnings)	13,288	8,575	55	25,198	15,806	59
Loan collection fees	3,395	4,757	(29)	7,657	9,759	(22)
HAMP fees	1,565	4,153	(62)	3,342	8,257	(60)
Other	6,870	5,549	24	14,225	8,985	58
	$238,536	$221,322	8%	$493,747	$442,225	12%

	Three Months			Six Months
Periods ended June 30,	2019	2018	% Change	2019	2018	% Change
Interest Expense on NRZ Financing Liability (4)
Servicing fees collected on behalf of NRZ	$141,091	$126,712	11%	$296,938	$253,729	17%
Less: Subservicing fee retained by Ocwen	35,905	34,444	4	73,312	68,661	7
Net servicing fees remitted to NRZ	105,186	92,268	14	223,626	185,068	21

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	(1,671)	(8,897)	(81)	(1,550)	(8,782)	(82)
2017 Agreements and New RMSR Agreements	4,634	828	460	(2,346)	17,424	(113)
PMC MSR Agreements	47,782	—	n/m	80,878	—	n/m
	50,745	(8,069)	(729)	76,982	8,642	791
Runoff and settlement:
Original Rights to MSRs Agreements	11,412	15,991	(29)	20,447	34,843	(41)
2017 Agreements and New RMSR Agreements	26,062	33,971	(23)	49,382	69,666	(29)
PMC MSR Agreements	15,814	—	n/m	33,588	—	n/m
	53,288	49,962	7	103,417	104,509	(1)

Other	(1,777)	(1,115)	59	(3,658)	(2,622)	40

	$2,930	$51,490	(94)%	$46,885	$74,539	(37)%

	Three Months			Six Months
Periods ended June 30,	2019	2018	% Change	2019	2018	% Change
Number of Completed Modifications
HAMP	250	314	(20)%	503	671	(25)%
Non-HAMP	5,051	10,438	(52)	13,083	21,679	(40)
Total	5,301	10,752	(51)%	13,586	22,350	(39)%

Financing Costs
Average balance of advances and match funded advances	$1,147,164	$1,220,650	(6)%	$1,087,925	$1,266,534	(14)%
Average borrowings
Match funded liabilities	646,369	745,983	(13)	681,813	779,792	(13)
Financing liabilities	1,008,982	775,241	30	942,894	780,452	21
Other secured borrowings	10,992	—	n/m	19,649	2,735	618
Interest expense on borrowings
Match funded liabilities	7,045	7,714	(9)	14,697	16,094	(9)
Financing liabilities	3,752	53,084	(93)	48,777	77,365	(37)
Other secured borrowings	383	422	(9)	1,029	901	14
Effective average interest rate
Match funded liabilities	4.36%	4.14%	5	4.31%	4.13%	4
Financing liabilities (4)	1.49	27.39	(95)	10.35	19.83	(48)
Other secured borrowings	13.94	—	n/m	10.47	65.89	(84)
Facility costs included in interest expense	$1,369	$1,475	(7)	$2,652	$3,002	(12)
Average 1ML	2.40%	1.97%	22	2.17%	1.81%	20

Average Employment
India and other	3,497	4,189	(17)%	3,585	4,297	(17)%
U.S.	1,452	1,019	42	1,482	1,041	42
Total	4,949	5,208	(5)%	5,067	5,338	(5)%

n/m: not meaningful

(1)
Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 123,747 and 125,824 prime loans with a UPB of $28.1 billion and $21.7 billion at June 30, 2019 and June 30, 2018, respectively, which we service or subservice.

(3)	Loans serviced or subserviced pursuant to our agreements with NRZ.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 1.27% and 29.49% for the three months ended June 30, 2019 and 2018, respectively, and 5.51% and 21.27% for the six months ended June 30, 2019 and 2018, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2019	2018	2019	2018
Portfolio at January 1	$256,000,490	$179,352,554	1,562,238	1,221,695
Additions (1)	5,387,517	546,619	18,430	2,694
Sales	(78,061)	(3,292)	(723)	(39)
Servicing transfers	(1,157,156)	(302,120)	(5,103)	(1,840)
Runoff	(9,072,050)	(6,204,885)	(40,491)	(36,598)
Portfolio at March 31	$251,080,740	$173,388,876	1,534,351	1,185,912
Additions (1)	10,005,573	655,943	40,309	2,906
Sales	(166,082)	(6,459)	(1,288)	(43)
Servicing transfers (2)	(21,865,696)	(218,871)	(35,811)	(2,467)
Runoff	(9,771,490)	(6,692,475)	(46,532)	(40,219)
Portfolio at June 30	$229,283,045	$167,127,014	1,491,029	1,146,089

(1)
Additions include purchased MSRs on portfolios consisting of 31,616 loans with a UPB of $8.0 billion that have not yet transferred to the Black Knight MSP servicing system. These loans are scheduled to transfer onto Black Knight MSP in the third quarter of 2019. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.

(2)
Primarily represents the termination of a subservicing client relationship consisting of 33,626 loans with a UPB of $21.4 billion. For the three and six months ended June 30, 2019, total servicing fee revenue for this client was $0.3 million and $1.3 million, respectively.

The key drivers of our servicing segment operating results for the three and six months ended June 30, 2019, as compared to the same periods of 2018, are the PHH acquisition and related integration, portfolio runoff and the effects of cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio. Until the Black Knight MSP conversion was completed in June 2019, we were maintaining the infrastructure and related costs of two servicing platforms, including certain corporate functions. Now that the conversion is complete, and once all post-conversion support and validation is finalized, we expect further expense reductions to be enabled.
Three Months Ended June 30, 2019 versus 2018
Servicing and subservicing fee revenue increased by $16.3 million, or 7%, as compared to the second quarter of 2018, due to the increase in the portfolio resulting from the acquisition of PHH and the acquisition of MSRs during the first six months of 2019, offset in part by portfolio runoff and a decline in completed modifications. Revenue recognized in connection with loan modifications declined 53% to $7.8 million for the second quarter of 2019 as compared to $16.6 million in the second quarter of 2018. Total completed loan modifications decreased 51% as compared to the second quarter of 2018, primarily due to the expiration of government sponsored modification programs and fewer available modification opportunities due to the reduction in non-performing loans in our servicing portfolio.
MSR valuation adjustments, net, increased $114.2 million, or 345%, as compared to the second quarter of 2018, primarily due to portfolio runoff on MSRs subsequently added from the PHH acquisition and other Agency MSR purchases, and the 45 basis-point decline in the 10-year swap rate in the second quarter of 2019, as compared to the 15 basis-point increase in the second quarter of 2018. The increase in MSR valuation adjustments, net, includes $19.2 million due to runoff and $69.3 million from interest rate changes on MSRs acquired subsequent to the second quarter of 2018, and $37.1 million from interest rate changes on the remainder of the portfolio. This is partially offset by $12.7 million of net favorable impacts from lower runoff (excluding the impact of new acquisitions) and other assumption updates unrelated to interest rates on existing MSRs. The acquired MSRs are primarily Agency loans that are more sensitive to interest rates. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in interest expense.
Excluding MSR valuation adjustments, net, total expenses increased $9.0 million, or 7%, as compared to the second quarter of 2018.
Compensation and benefits expense increased $6.8 million, or 20%, as compared to the second quarter of 2018, due to PHH compensation and benefits expense offset in part by a reduction in expenses resulting from our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Although average total servicing headcount decreased 5% compared to the second quarter of 2018, despite the increase in headcount attributable to the PHH acquisition, average higher-cost U.S. headcount increased to 29% of the total from 20% for the second quarter of 2018.
Servicing and origination expense declined $7.2 million, or 30%, as compared to the second quarter of 2018, primarily due to a $4.5 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in the volume of claims and a $2.6 million decrease in provisions for non-recoverable servicing advances and receivables. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.
Occupancy and equipment expense increased $2.1 million, or 21%, as compared to the second quarter of 2018, primarily due to expenses attributed to PHH.
Professional services expense increased $3.7 million, or 50%, as compared to the second quarter of 2018, primarily due to PHH professional services expense.
Technology and communication expense declined $2.4 million, or 24%, as compared to the second quarter of 2018. The increase attributed to PHH was more than offset by the results of our cost reduction efforts which included bringing technology services in-house.
Corporate overhead allocations increased $7.3 million, as compared to the second quarter of 2018, primarily due to PHH overhead expense allocations.
Interest expense declined by $48.5 million, or 77%, as compared to the second quarter of 2018, due to a $48.6 million decline in interest expense on the NRZ financing liabilities. Changes in the fair value of the NRZ financing liabilities offset, to a large extent, changes in the fair value of our MSRs which are recorded in MSR valuation adjustments, net.
The net decrease in interest expense on the NRZ financing liabilities was largely due to a $47.8 million favorable fair value adjustment in the second quarter of 2019 which reduced the NRZ financing liability, and interest expense, related to the PMC MSR Agreements offsetting the unfavorable fair value adjustment of the underlying MSRs. Runoff of $15.8 million further reduced interest expense under the PMC Agreements. MSRs underlying the PMC Agreements are Agency mortgage loans and as a result, both their fair value and runoff are highly sensitive to changes in interest rates. In the second quarter of 2018, an unfavorable fair value adjustment increased the NRZ financing liabilities, and interest expense, related to the Original Rights to MSRs Agreements by $8.9 million. Runoff attributed to the Original Rights to MSRs Agreements and the 2017 and New RMSR Agreements declined by $12.5 million in the second quarter of 2019 as compared to the second quarter of 2018. The MSRs underlying the Original Rights to MSRs Agreements and the 2017 and New RMSR Agreements are seasoned non-Agency mortgage loans and changes in interest rates do not have any significant impact on prepayments.
Six Months Ended June 30, 2019 versus 2018
Servicing and subservicing fee revenue increased by $50.1 million, or 11%, as compared to the six months ended June 30, 2018, due to the increase in the portfolio resulting from the acquisition of PHH and the acquisition of MSRs during the first six months of 2019, offset in part by portfolio runoff and a decline in completed modifications. Revenue recognized in connection with loan modifications declined 41% to $19.4 million during the six months ended June 30, 2019 as compared to $32.6 million during the six months ended June 30, 2018. Total completed loan modifications decreased 39% as compared to the six months ended June 30, 2018.
MSR valuation adjustments, net, increased $206.1 million, or 412%, as compared to the six months ended June 30, 2018, primarily due to portfolio runoff on MSRs subsequently added from the PMC acquisition and other Agency MSR purchases, and the 75 basis-point decline in the 10-year swap rate in the six months ended June 30, 2019, as compared to the 55 basis-point increase in the six months ended June 30, 2018. The increase in MSR valuation adjustments, net, includes $37.0 million due to runoff and $105.6 million from interest rate changes on MSRs acquired subsequent to June 30, 2018, and $101.6 million from interest rate changes on the remainder of the portfolio. This is offset by $39.5 million net favorable other assumption updates unrelated to interest rates on existing MSRs.
Excluding MSR valuation adjustments, net, total expenses increased $11.9 million, or 4%, as compared to the six months ended June 30, 2018.
Compensation and benefits expense increased $10.0 million, or 14%, as compared to the six months ended June 30, 2018, due to PHH compensation and benefits expenses offset in part by a reduction in expenses resulting from of our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Although average total servicing headcount decreased 5% compared to the six months ended June 30, 2018, despite the increase in headcount attributable to the PHH acquisition, average higher-cost U.S. headcount increased to 29% of the total from 20% for the six months ended June 30, 2018.

Servicing and origination expense declined $10.4 million, or 20%, as compared to the six months ended June 30, 2018, primarily due to an $8.8 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in the volume of claims and a $5.4 million decrease in provisions for non-recoverable servicing advances and receivables. These declines were offset in part by an increase in other servicing-related expenses associated with a larger portfolio.
Occupancy and equipment expense increased $4.6 million, or 23%, as compared to the six months ended June 30, 2018, primarily due to PHH expenses.
Professional services expense declined $2.4 million, or 9%, as compared to the six months ended June 30, 2018, primarily due to a $5.9 million decline in provisions for probable losses in connection with litigation, partially offset by PHH professional services expense and a $1.2 million increase in fees incurred in connection with our conversion of NRZ’s Rights to MSRs to fully-owned MSRs.
Technology and communication expense declined $3.8 million, or 18%, as compared to the six months ended June 30, 2018. PHH expenses were more than offset by the results of our cost reduction efforts which included bringing technology services in-house.
Corporate overhead allocations increased $14.4 million, as compared to the six months ended June 30, 2018, primarily due to the allocation of PHH overhead expenses.
Interest expense declined by $28.3 million, or 29%, as compared to the six months ended June 30, 2018, primarily due to a $27.7 million decline in interest expense on the NRZ financing liabilities.
The net decline in interest expense on the NRZ financing liabilities was due to an $80.9 million favorable fair value adjustment in the six months ended June 30, 2019 which reduced the NRZ financing liability, and interest expense, related to the PMC MSR Agreements offsetting the unfavorable fair value adjustment of the underlying MSRs. Runoff of $33.6 million further reduced interest expense under the PMC MSR Agreements. In the six months ended June 30, 2018, a favorable fair value adjustment reduced the NRZ financing liabilities, and interest expense, related to the 2017 and New RMSR Agreements by $17.4 million, driven by the initial fair value gain attributable to the $279.6 million lump-sum cash payment received in connection with the New RMSR Agreements. This compares to a $2.3 million unfavorable fair value adjustment in the six months ended June 30, 2019 in connection with changes in estimated cash flows. Runoff attributed to the Original Rights to MSRs Agreements and the 2017 and New RMSR Agreements declined by $34.7 million in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Lending
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. During 2018 and the first half of 2019, our forward lending efforts were principally focused on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (i.e., portfolio recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. During the second quarter of 2019, we executed on our plans to re-enter the forward lending correspondent channel to drive higher loan production.
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
We originate and purchase reverse mortgages through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.5 billion at June 30, 2019. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws. At June 30, 2019, unrecognized Future Value related to future draw commitments on loans purchased or originated prior to January 1, 2019 is estimated to be $60.0 million (versus $68.1 million at December 31, 2018) and will be recognized over time as future draws are securitized or sold. Effective for loans purchased or originated after December 31, 2018, we elected to fair value future draw commitments.
On February 28, 2019, we merged Homeward into PMC with PMC being the surviving entity. All of our forward lending purchase and origination activities are conducted under the PHH brand effective April 1, 2019.

The following table presents the results of operations of our Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$5,793	$5,914	(2)%	$13,479	$13,847	(3)%
Reverse loans	7,559	12,890	(41)	16,243	23,765	(32)
	13,352	18,804	(29)	29,722	37,612	(21)
Other revenue, net	15,442	198	n/m	40,163	10,585	279
Total revenue	28,794	19,002	52	69,885	48,197	45

Expenses
Compensation and benefits	11,501	10,225	12	23,943	22,180	8
Servicing and origination	3,996	3,650	9	7,857	7,695	2
Occupancy and equipment	1,665	1,607	4	3,521	2,412	46
Technology and communications	1,121	439	155	1,802	836	116
Professional services	517	330	57	862	695	24
MSR valuation adjustments, net	69	75	(8)	153	229	(33)
Corporate overhead allocations	1,661	605	175	3,346	1,619	107
Other expenses	496	854	(42)	873	2,415	(64)
Total expenses	21,026	17,785	18	42,357	38,081	11

Other income (expense)
Interest income	1,546	1,360	14	3,095	2,852	9
Interest expense	(1,399)	(1,472)	(5)	(3,067)	(3,417)	(10)
Other, net	444	294	51	663	620	7
Total other income, net	591	182	225	691	55	n/m

Income before income taxes	$8,359	$1,399	497%	$28,219	$10,171	177%
n/m: not meaningful

The following table provides selected operating statistics for our Lending segment:

	June 30,
	2019	2018	% Change
Short-term loan funding commitments
Forward loans	$95,823	$85,191	12%
Reverse loans	22,276	21,227	5

Future Value (1) (2)	59,953	75,314	(20)%

Future draw commitment (UPB) (3)	1,489,374	1,458,689	2%

Periods ended June 30,	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Loan Production by Channel
Forward loans
Correspondent	$3,283	$—	n/m	$3,283	$408	705%
Wholesale	—	—	n/m	—	1,750	(100)
Retail	147,355	216,432	(32)	358,602	430,037	(17)
	$150,638	$216,432	(30)%	$361,885	$432,195	(16)%

% HARP production	—%	7%	(100)%	1%	9%	(89)%
% Purchase production	10	—	n/m	6	—	n/m
% Refinance production	90	100	(10)	94	100	(6)

Reverse loans
Correspondent	$83,180	$92,195	(10)%	$171,765	$184,050	(7)%
Wholesale	44,055	44,620	(1)	86,366	97,672	(12)
Retail	14,898	16,737	(11)	25,295	35,683	(29)
	$142,133	$153,552	(7)%	$283,426	$317,405	(11)%

Average Employment
U.S.	407	371	10%	451	401	12%
India and other	115	123	(7)	123	130	(5)
Total	522	494	6%	574	531	8%

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
Our Lending segment results for the three and six months ended June 30, 2019, as compared to the same periods of 2018, were primarily driven by the acquisition of PHH and reverse lending HECM program and market changes and the related impacts on loan production, revenue and expenses. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA during the reporting period, totaled 8,144 and 16,368, and 9,542 and 25,356, for the three and six months ended June 30, 2019 and 2018, respectively, representing a decline of 15% and 35% in the 2019 periods as compared to 2018.

Three Months Ended June 30, 2019 versus 2018
Total revenue increased $9.8 million, or 52%, as compared to the second quarter of 2018, due to a $14.8 million increase in favorable fair value adjustments on our HECM reverse mortgage loans and the related HMBS financing liability, which is recorded in Other revenue, offset in part by a $5.3 million decline in reverse lending gain on loans held for sale.
The $13.7 million favorable fair value adjustments recognized in the second quarter of 2019 include $2.7 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018 and $8.0 million related to lower interest rates. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts.
Gain on loans held for sale, net, declined $5.5 million, or 29%, as compared to the second quarter of 2018, as total loan production decreased $77.2 million, or 21%. Reverse lending gain on loans held for sale declined by $5.3 million, or 41%, due to a 7% decline in loan production, which was lower across all channels, and lower overall margin. Our reverse lending volume decline for the three months ended June 30, 2019 versus the same period in 2018 was less than the decline in industry endorsements for the comparable periods due to our efforts to re-start purchases with former customers and increase wallet share with existing customers in our wholesale, correspondent and closed whole-loan purchase channels. The reduction in margin was largely attributable to lower gain on sales rates, and increased price competition when bidding on wholesale and correspondent loans, as compared to the same period in 2018. The slight decrease in forward lending gain on loans held for sale was due to a 30% decline in loan production offset by higher margins due to lower interest rates and an increase in higher-margin FHA and cash-out refinance loans as a percentage of volume.
Total expenses increased $3.2 million, or 18%, as compared to the second quarter of 2018, primarily due to expenses attributed to PHH. The majority of expenses are variable, and as a result, as origination volume declines so do the related expenses. Examples include commissions, recorded in Compensation and benefits expense, and advertising expense, recorded in Other expenses. Total average headcount increased 6% as compared to the second quarter of 2018, reflecting the increase due to the acquisition of PHH offset by reductions driven by lower forward and reverse origination volume.
Six Months Ended June 30, 2019 versus 2018
Total revenue increased $21.7 million, or 45%, as compared to the six months ended June 30, 2018, primarily due to $29.3 million increase in favorable fair value adjustments on our HECM reverse mortgage loans and the related HMBS financing liability included in Other revenue, offset in part by a $7.5 million decline in reverse lending gain on loans held for sale.
The $37.2 million favorable fair value adjustments for the six months ended June 30, 2019 includes $5.6 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018, $14.0 million related to lower interest rates and $11.5 million driven by an update in the first quarter of 2019 of the financing assumption for active HECM reverse mortgage loan repurchases in connection with our HMBS Issuer obligations. As these repurchases have become more prevalent, a more liquid market for financing has developed, resulting in a lower financing cost assumption.
Gain on loans held for sale, net, declined $7.9 million, or 21%, as compared to the six months ended June 30, 2018, as total loan production decreased $104.3 million, or 14%. Reverse lending gain on loans held for sale declined by $7.5 million, or 32%, due to an 11% decline in loan production, which was lower across all channels, and lower overall margin. Our reverse lending volume decline for the six months ended June 30, 2019 versus the same period in 2018 was less than the decline in industry endorsements for the comparable periods for the reasons noted above. The reduction in margin was largely attributable to lower gain on sales rates, and increased price competition when bidding on wholesale and correspondent loans, as compared to the same period in 2018. An insignificant reduction in the forward lending gain on loans held for sale resulted from a 16% decline in loan production offset by higher margins due to lower interest rates and an increase in higher-margin FHA and cash-out refinance loans as a percentage of volume.
Total expenses increased $4.3 million, or 11%, as compared to the six months ended June 30, 2018, due to expenses attributed to PHH. As noted above, the majority of expenses are variable, and as a result, as origination volume declines so do the related expenses. Total average headcount increased 8% as compared to the six months ended June 30, 2018, reflecting the increase due to the acquisition of PHH offset by reductions driven by lower forward and reverse origination volume.
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
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate support services costs, specifically compensation and benefits and professional services expense, have been, and continue to be, significantly impacted by regulatory actions against us and by significant litigation matters. As part of our drive to return to profitability as soon as possible, we will seek to reduce our corporate support services expenses while complying with our legal and regulatory obligations. We anticipate that our ability to return to sustainable profitability will be significantly impacted by the degree to which we can reduce these costs going forward. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in the first six months of 2019 related to our re-engineering plan.
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC (formerly OLS). The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 40% share of all related losses and loss adjustment expenses incurred by the third-party insurer. The reinsurance agreement excludes properties located in the State of New York and has an expiration date of December 31, 2020, although it may be terminated by either party at any time with thirty days’ advance written notice.
Certain expenses incurred by corporate support services are allocated to the Servicing and Lending segments.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended June 30,	Three Months			Six Months
	2019	2018	% Change	2019	2018	% Change
Revenue
Premiums (CRL)	$3,016	$4,307	(30)%	$6,427	$8,911	(28)%
Other revenue	18	(237)	(108)	130	125	4
Total revenue	3,034	4,070	(25)	6,557	9,036	(27)

Expenses
Compensation and benefits	29,948	25,555	17	71,799	54,498	32
Technology and communications	11,231	13,419	(16)	25,485	24,885	2
Professional services	25,582	24,692	4	17,255	44,647	(61)
Occupancy and equipment	5,166	1,482	249	7,292	3,201	128
Servicing and origination	357	250	43	308	(421)	(173)
Other expenses	3,479	2,646	31	5,780	7,761	(26)
Total expenses before corporate overhead allocations	75,763	68,044	11	127,919	134,571	(5)
Corporate overhead allocations
Servicing segment	(53,721)	(46,462)	16	(111,315)	(96,866)	15
Lending segment	(1,661)	(605)	175	(3,346)	(1,619)	107
Total expenses	20,381	20,977	(3)	13,258	36,086	(63)

Other income (expense), net
Interest income	419	529	(21)	1,135	1,309	(13)
Interest expense	(15,981)	(13,356)	20	(30,060)	(27,703)	9
Bargain purchase gain	(96)	—	n/m	(381)	—	n/m
Other, net	(681)	(2,156)	(68)	(1,121)	(2,735)	(59)
Total other expense, net	(16,339)	(14,983)	9	(30,427)	(29,129)	4

Loss before income taxes	$(33,686)	$(31,890)	6%	$(37,128)	$(56,179)	(34)%
n/m: not meaningful
Three Months Ended June 30, 2019 versus 2018
CRL premium revenue decreased $1.3 million, or 30%, as compared to the second quarter of 2018, as a result of a 27% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations increased $7.7 million, or 11%, as compared to the second quarter of 2018 primarily due to increases in Compensation and benefits expense and Occupancy and equipment expense.
Compensation and benefits expense increased $4.4 million, or 17%, as compared to the second quarter of 2018, primarily due to the PHH acquisition and $3.5 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S. based employees. Partially offsetting the PHH costs and severance and retention costs is the impact of our efforts to re-engineer our cost structure and align headcount in the corporate support service functions with the size of our servicing portfolio and lower loan production in our lending segment. Although average total corporate headcount declined slightly (less than 1%), despite the increase in headcount attributed to the PHH acquisition, average higher-cost U.S. headcount increased to 37% of the total from 30% for the second quarter of 2018.
Technology and communication expense declined $2.2 million, or 16%, as compared to the second quarter of 2018, as the effects of our cost reduction efforts, which include bringing technology services in-house, more than offset the expenses attributed to PHH.

Occupancy and equipment expense increased $3.7 million, or 249%, as compared to the second quarter of 2018, primarily due to $2.8 million of accelerated amortization of ROU assets in connection with our decision to vacate four leased properties prior to the contractual maturity date of the lease agreements.
Other, net declined $1.5 million, or 68%, as compared to the second quarter of 2018, primarily due to a $1.8 million decrease in foreign currency remeasurement losses. The higher foreign currency remeasurement losses in 2018 were primarily attributable to depreciation of the India Rupee against the U.S. Dollar. While we do not currently hedge our foreign currency exposure, we do maintain India Rupee denominated investments in higher-yielding term deposits to partially offset our exposure.
Six Months Ended June 30, 2019 versus 2018
CRL premium revenue decreased $2.5 million, or 28%, as compared to the six months ended June 30, 2018, as a result of a 28% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Expenses before allocations declined $6.7 million, or 5%, as compared to the six months ended June 30, 2018 primarily due to a decline in Professional services expense offset in part by an increase in Compensation and benefits expense.
Compensation and benefits expense increased $17.3 million, or 32%, as compared to the six months ended June 30, 2018, due to the PHH acquisition and $24.2 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S. based employees. Partially offsetting the PHH costs and severance and retention costs is the impact of our efforts to re-engineer our cost structure and align headcount in the corporate support service functions with the size of our servicing portfolio and lower loan production in our lending segment. Although average total corporate headcount declined 3%, despite the increase in headcount attributed to the PHH acquisition, average higher-cost U.S. headcount increased to 38% of the total from 30% for the six months ended June 30, 2018.
Professional services expense declined $27.4 million, or 61%, as compared to the six months ended June 30, 2018, primarily due to the recovery in the first quarter of 2019 of $30.7 million of amounts previously recognized as expense from a service provider and a $5.0 million decline in provisions for probable losses in connection with litigation, partially offset by professional services expense incurred by PHH.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow over various time horizons as a way to anticipate and mitigate liquidity risk.
In assessing our liquidity outlook, our primary focus is on five measures:

•	Financial projections for ongoing business revenues, costs and net income;

•	Anticipated amounts and timing of payments relating to our cost re-engineering plans and integration costs;

•	Requirements for maturing liabilities compared to sources of cash;

•
The projected change in advances and match funded advances compared to the projected borrowing capacity to fund such advances under our facilities, including capacity for cyclical and monthly peak funding dates; and

•	Projected funding requirements of our business, projected future acquisitions of MSRs and other investment opportunities.
At June 30, 2019, our unrestricted cash position was $287.7 million compared to $329.1 million at December 31, 2018. Historically, we invest cash in excess of our immediate operating needs to fund certain of our most liquid assets and in money market deposit accounts. Our June 30, 2019 cash position was reduced by $23.5 million used to fund servicing advances compared to $62.4 million used to fund loans held by our lending business as of December 31, 2018. Our liquidity was bolstered by the upsizing of our SSTL in the amount of $120.0 million during the first quarter of 2019, which was partially offset by $99.4 million of cash paid to acquire MSRs during the six months ended June 30, 2019.
We regularly evaluate capital structure options that we believe will most effectively provide the necessary capacity to invest in targeted assets, address upcoming debt maturities and accommodate our business needs. For example, on July 1, 2019, we closed a $300.0 million MSR funding facility and we are currently evaluating other capital structure alternatives in order to optimize access to capital, improve our cost of capital and reduce funding risk. Historical losses have significantly eroded our stockholder’s equity and weakened our financial condition. To the extent we are not successful in achieving our objective of returning to profitability, funding continuing losses will limit our opportunities to grow our business.
The available borrowing capacity under our advance financing facilities has increased by $101.5 million from $46.7 million at December 31, 2018 to $148.2 million at June 30, 2019. The $106.5 million decline in outstanding borrowings primarily drove the net increase in available capacity as our maximum borrowing capacity was reduced by $5.0 million from December 31, 2018. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At June 30, 2019, $23.5 million of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged to our advance financing facilities.
At June 30, 2019, we had maximum borrowing capacity under our warehouse facilities of $1.1 billion. Of the borrowing capacity extended on a committed basis, $165.4 million was available at June 30, 2019, and none of the available borrowing capacity could have been used based on the amount of eligible collateral that could be pledged. Uncommitted amounts ($726.6 million available at June 30, 2019) can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time. At June 30, 2019, none of the uncommitted borrowing capacity could have been used based on the amount of eligible collateral that could be pledged, assuming our lenders were willing to do so.
We are required to maintain certain minimum levels of cash under our debt agreements and portions of our cash balances are held in our non-U.S. subsidiaries. We would have to repatriate the cash held by our non-U.S. subsidiaries, potentially with tax consequences and in compliance with applicable laws, should we wish to utilize that cash in the U.S.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, expenses, our assessment of the likely impact of open regulatory and litigation matters, recurring and nonrecurring costs, levels of investment and availability of funding sources. As part of this analysis, we have also assessed the cash requirements to operate our business and our financial obligations coming due. Based upon these evaluations and analysis, we believe that we have sufficient liquidity and access to adequate sources of new capital to meet our obligations and fund our operations for the next twelve months.
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
We use mortgage loan warehouse facilities to fund newly-originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans and HECM loans. Warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
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

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at June 30, 2019:

	Total Assets	Collateral for Secured Borrowings	Sale Commitments	Other Commitments (1)	Other (2)
Cash	$287,724	$—	$—	$—	$287,724
Restricted cash	60,708	19,588	—	41,120	—
MSRs	1,312,633	824,442	—	—	488,191
Advances, net	229,167	—	30,757	—	198,410
Match funded assets	875,332	875,332	—	—	—
Loans held for sale	196,071	151,878	—	—	44,193
Loans held for investments	5,897,731	5,856,734	—	—	40,997
Receivables, net	187,985	35,903	—	—	152,082
Premises and equipment, net	57,598	—	—	—	57,598
Other assets	522,844	4,000	—	473,412	45,432
Total assets	$9,627,793	$7,767,877	$30,757	$514,532	$1,314,627

(1)
Other Commitments includes Restricted cash and deposits held as collateral to support certain contractual obligations, and Contingent loan repurchase assets related to the Ginnie Mae EBO program for which a corresponding liability is recognized in Other liabilities.

(2)
The borrowings under the SSTL are secured by a first priority security interest in substantially all of the assets of Ocwen, PHH, PMC and the other guarantors thereunder, excluding among other things, 35% of the voting capital stock of foreign subsidiaries, securitization assets and equity interests of securitization entities, assets securing permitted funding indebtedness and non-recourse indebtedness, REO assets, Agency MSRs with respect to which an acknowledgment agreement acknowledging such security interest has not been obtained, as well as other customary carve-outs (collectively, the Collateral). The Collateral is subject to certain permitted liens set forth under the SSTL and related security agreement. The Senior Secured Notes are guaranteed by Ocwen and the other guarantors that guarantee the SSTL, and the borrowings under the Senior Secured Notes are secured by a second priority security interest in the Collateral. Security interests securing borrowings under the SSTL and Senior Secured Notes may include amounts presented in Other as well as certain assets presented in Collateral for Secured Borrowings and Sale Commitments, subject to permitted liens as defined in the applicable debt documents. The amounts presented here may differ in their calculation and are not intended to represent amounts that may be used in connection with covenants under the applicable debt documents.

Use of Funds
Our primary uses of funds are:

•	Payment of operating costs;

•	Payments relating to our cost re-engineering plans and integration costs;

•	Payments for advances in excess of collections;

•	Investing in our servicing and lending businesses, including MSR and other asset acquisitions;

•	Funding of originated and repurchased loans;

•	Repayments of borrowings, including under our advance financing facilities and warehouse facilities, and payment of interest expense; and

•	Working capital and other general corporate purposes.
Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, subject to our ability to reinvest such proceeds in our business within 270 days of receipt.
Outlook
Regarding the current maturities of our borrowings, as of June 30, 2019, we have approximately $827.7 million of debt outstanding that will either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $25.4 million in contractual repayments of our SSTL, $97.5 million of PHH’s 7.375% Senior Notes due in September 2019, $182.9 million of borrowings under warehouse facilities, and $521.8 million of variable funding and term notes under advance financing facilities that will enter their respective amortization periods.
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

•	On June 6, 2019, we renewed our OFAF advance financing facility through June 5, 2020 and reduced the borrowing capacity from $65.0 million to $60.0 million.

•
On July 1, 2019, we entered into a committed financing facility that is secured by certain Fannie Mae and Freddie Mac MSRs. In the future, borrowings under this facility may also be secured by Ginnie Mae MSRs. The maximum amount which we may borrow is $300.0 million. This facility will terminate in June 2020 unless the parties mutually agree to renew or extend. As of July 2, 2019, we had borrowed $144.3 million under this facility to fund MSRs acquired during the first and second quarters of 2019 as well as other owned MSRs.

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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. The following table summarizes the current ratings and outlook for Ocwen by the respective nationally recognized rating agencies. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Stable	December 11, 2018
S&P	B –	Negative	June 18, 2018
As of June 30, 2019, the S&P long-term corporate rating was “B-”. On December 11, 2018, Moody’s affirmed the corporate family rating of “Caa1”. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 and New RMSR Agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 includes $49.4 million and $69.7 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the six months ended June 30, 2019
Our operating activities provided $128.8 million of cash largely due to $91.7 million of net collections of servicing advances. In addition, net cash received on loans held for sale was $12.0 million for the six months ended June 30, 2019.
Our investing activities used $287.8 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $194.5 million. Cash outflows also include $99.4 million to purchase MSRs.
Our financing activities provided $110.4 million of cash. Cash inflows include $425.1 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $228.0 million. We increased borrowings under the SSTL through the issuance of an additional term loan of $120.0 million (before a discount of $0.9 million), less repayments of $12.7 million. In addition, we increased borrowings under our mortgage loan warehouse facilities by $27.2 million. Cash outflows include $106.5 million of net repayments on match funded liabilities as a result of advance recoveries and $103.4 million of net payments on the financing liabilities related to MSRs pledged.
Cash flows for the six months ended June 30, 2018
Our operating activities provided $196.6 million of cash largely due to $182.5 million of net collections of servicing advances. Net cash paid on loans held for sale during the six months ended June 30, 2018 was $37.6 million.
Our investing activities used $266.2 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $301.3 million. Cash inflows include net proceeds of $32.9 million in connection with the automotive capital services business and the receipt of $5.0 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $23.2 million of cash. Cash inflows include $499.6 million received in connection with our reverse mortgage securitizations, less repayments on the related financing liability of $181.5 million. In January 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. Cash outflows include $247.9 million of net repayments on match funded liabilities as a result of advance recoveries, $104.5 million of net payments on the financing liabilities related to MSRs pledged and $58.4 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $149.2 million.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At June 30, 2019, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the six months ended June 30, 2019, other than changes related to our secured borrowings. We renewed our OFAF advance financing facility through June 5, 2020 and reduced the borrowing capacity from $65.0 million to $60.0 million, renewed an existing $50.0 million mortgage loan warehouse facility through January 22, 2020, entered into a new $300.0 million mortgage loan warehouse facility and amended the SSTL to provide an additional term loan of $120.0 million subject to the same maturity and interest rate terms of existing borrowings under the SSTL. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
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
HMBS Issuer Obligations. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is received from HUD, typically within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. See Note 20 — Commitments to the Unaudited Consolidated Financial Statements for additional information.
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
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	June 30, 2019	December 31, 2018
Loans held for sale	$196,071	$242,622
Loans held for investment - Reverse mortgages	5,872,407	5,472,199
Loans held for investment - Restricted for securitization investors	25,324	26,520
MSRs	1,312,633	1,457,149
Derivative assets	4,223	4,552
Mortgage-backed securities	2,014	1,502
U.S. Treasury notes and corporate bonds	1,523	1,514
Assets at fair value	$7,414,195	$7,206,058
As a percentage of total assets	77%	77%
Financing liabilities
HMBS-related borrowings	5,745,383	5,380,448
Financing liability - MSRs pledged	844,913	1,032,856
Financing liability - Owed to securitization investors	23,697	24,815
	6,613,993	6,438,119
Derivative liabilities	3,934	4,986
Liabilities at fair value	$6,617,927	$6,443,105
As a percentage of total liabilities	72%	73%
Assets at fair value using Level 3 inputs	$7,272,805	$7,024,145
As a percentage of assets at fair value	98%	97%
Liabilities at fair value using Level 3 inputs	$6,613,993	$6,438,119
As a percentage of liabilities at fair value	100%	100%
Assets at fair value using Level 3 inputs increased during the six months ended June 30, 2019 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by class projected for the five-year period beginning June 30, 2019:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	8.5% to 17.6%	10.9% to 20.9%	12.6% to 21.0%
Weighted average	12.7%	16.3%	15.6%
Delinquency
Range	3.6% to 4.1%	14.6% to 16.4%	23.5% to 30.4%
Weighted average	3.8%	15.5%	27.5%
Cost to service
Range	$77 to $78	$129 to $136	$199 to $302
Weighted average	$77	$132	$288
Discount rate	9.1%	10.2%	12.6%
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

Allowance for Losses on Servicing Advances and Receivables
We record an allowance for losses on servicing advances through a charge to earnings to the extent that we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At June 30, 2019, the allowance for losses on servicing advances was $27.7 million, which represents 2% of the total balance of servicing advances and match funded advances, combined.
We record an allowance for losses on receivables in our Servicing business related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of incurred losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience. At June 30, 2019, the allowance for losses on receivables related to government-insured claims was $50.5 million, which represents 49% of the total balance of government-insured claims receivables.

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
We have evaluated whether we experienced an ownership change as measured under Section 382, and during 2018 we determined that an ownership change did occur in January 2015 and in December 2017 in the U.S. jurisdiction, which also results in an ownership change under Section 382 in the USVI jurisdiction. This determination was made based on information available as of the date of our Form 10-K filing for the fiscal year ended December 31, 2018. Due to the Section 382 and 383 limitations and the maximum carryforward period for our NOLs and tax credits, we will be unable to fully recognize certain deferred tax assets. Accordingly, as of December 31, 2018, we had reduced our gross deferred tax asset related to our NOLs by $160.9 million, our foreign tax credit deferred tax asset by $29.5 million and corresponding valuation allowance by $55.7 million. The realization of all or a portion of our deferred income tax assets (including NOLs and tax credits) is dependent upon the generation of future taxable income during the statutory carryforward periods. In addition, the limitation on the utilization of our NOL and tax credit carryforwards could result in Ocwen incurring a current tax liability in future tax years. Our inability to utilize our pre-ownership change NOL carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows.
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
Home Prices
Inactive reverse mortgage loans for which the maximum claim amount has not been met are generally foreclosed upon on behalf of Ginnie Mae with the REO remaining in the related HMBS until liquidation. Inactive MCA repurchased loans are generally foreclosed upon and liquidated by the HMBS issuer. Although active and inactive reverse mortgage loans are insured by FHA, we may incur expenses and losses in the process of repurchasing and liquidating these loans that are not reimbursable by FHA in accordance with program guidelines. In addition, in certain circumstances, we may be subject to real estate price risk to the extent we are unable to liquidate REO within the FHA program guidelines. As our reverse mortgage portfolio seasons, and the volume of MCA repurchases increases, our exposure to this risk will increase.
MSRs and MSR Financing Liabilities
Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. Effective with this election, our entire portfolio of MSRs is accounted for using the fair measurement method. MSRs are subject to interest rate risk as the mortgage loans underlying the MSRs permit borrowers to prepay their loans. The fair value of MSRs generally decreases in periods where interest rates are declining, as prepayments increase, and generally increases in periods where interest rates are increasing, as prepayments decrease.
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

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$273,768	$273,768	$266,235	$266,235
Loans held for sale, at fair value	135,691	135,691	176,525	176,525
Loans held for sale, at lower of cost or fair value(1)	60,380	60,380	66,097	66,097
Loans held for investment, at fair value	5,872,407	5,872,407	5,472,199	5,472,199
U.S. Treasury notes	1,073	1,073	1,064	1,064
Debt service accounts and time deposits	19,989	19,989	27,964	27,964
Total rate-sensitive assets	$6,363,308	$6,363,308	$6,010,084	$6,010,084

Rate-Sensitive Liabilities:
Match funded liabilities	$671,796	$673,168	$778,284	$776,485
HMBS-related borrowings, at fair value	5,745,383	5,745,383	5,380,448	5,380,448
SSTL and other secured borrowings (2)	516,481	521,079	382,538	383,162
Senior notes (2)	447,577	389,823	448,727	426,147
Total rate-sensitive liabilities	$7,381,237	$7,329,453	$6,989,997	$6,966,242

	June 30, 2019		December 31, 2018
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$122,083	$47	$260,000	$678
IRLCs	118,099	4,105	150,175	3,871
Forward MBS trades	126,762	(3,863)	165,363	(4,983)
Derivatives, net		$289		$(434)

(1)	Net of market valuation allowances and including non-performing loans.

(2)	Carrying values are net of unamortized debt issuance costs and discount.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2019, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2019 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
HECM loans held for investment	$2,920	$(2,872)
Loans held for sale	639	(787)
Forward MBS trades	(577)	717
Total loans held for sale and related derivatives	2,982	(2,942)

MSRs (1)	(57,423)	57,172
MSRs, embedded in pipeline	(31)	24
Total MSRs	(57,454)	57,196

Total, net	$(54,472)	$54,254

(1)
Primarily reflects the impact of market rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value. The acquisition of PHH MSRs significantly increased sensitivity on the Agency MSR portfolio. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in interest expense. Approximately 48% of the above change in fair value would be offset by interest expense on the NRZ financing liabilities.

Borrowings
The debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in 1ML interest rates.
Based on June 30, 2019 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $15.4 million resulting from an increase of $28.6 million in annual interest income and an increase of $13.2 million in annual interest expense. The increase in interest expense reflects the effect of our hedging activities, which would offset $0.6 million of the increase in interest on our variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2019.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2019 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
10.1*	Form of Annual Performance-Based Cash Award Agreement (filed herewith)
10.2*	Form of Annual Performance-Based Stock Award Agreement (filed herewith)
10.3*	Form of Annual Time-Based Cash Award Agreement (filed herewith)
10.4*	Form of Annual Time-Based Stock Award Agreement (filed herewith)
10.5*	Form of Transitional Cash Award Agreement (filed herewith)
10.6*	Consulting Agreement between Ocwen Financial Corporation and Catherine Dondzila, effective June 1, 2019 (filed herewith)
10.7*	Separation and Release Agreement between Ocwen Financial Corporation and Catherine Dondzila, effective June 19, 2019 (filed herewith)
10.8*	Amendment to April 17, 2018 Offer Letter between Ocwen Financial Corporation and Glen Messina, effective April 11, 2019 (filed herewith)
10.9**	Amended and Restated Flow Mortgage Loan Subservicing Agreement between New Residential Mortgage LLC and PHH Mortgage Corporation (filed herewith) dated March 29, 2019
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
*    Management contract or compensatory plan or agreement.
**    Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

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

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 6, 2019