Form 10-Q
period 2019-09-30
OCWEN FINANCIAL CORP
filed 2019-11-05
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of November 1, 2019: 134,771,626 shares

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
These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could”, “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed or referenced under Item 1A, Risk Factors and the following:

•
uncertainty related to claims, litigation, cease and desist orders and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification, origination and other practices, including uncertainty related to past, present or future investigations, litigation, cease and desist orders and settlements with state regulators, the Consumer Financial Protection Bureau (CFPB), state attorneys general, the Securities and Exchange Commission (SEC), the Department of Justice or the Department of Housing and Urban Development (HUD) and actions brought under the False Claims Act regarding incentive and other payments made by governmental entities;

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

•
the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover advances, fund and sell our loans held for sale, repay, renew and extend borrowings, borrow additional amounts as and when required, meet our asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;

•
our ability to acquire mortgage servicing rights (MSRs) or other assets or businesses at adequate risk-adjusted returns, including our ability to negotiate and execute purchase documentation and satisfy closing conditions so as to consummate such acquisitions;

•	limits on our ability to repurchase our own stock as a result of regulatory settlements and other conditions;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	failure of our information technology and other security measures or breach of our privacy protections, including any failure to protect customers’ data;

•	volatility in our stock price;

•	the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•	our ability to execute on our cost re-engineering efforts to reduce operating costs while minimizing disruption from our workforce reduction and site closure initiatives;

•	our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

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

•	our ability to adequately manage and maintain real estate owned (REO) properties and vacant properties collateralizing loans that we service;

•	uncertainty related to our ability to continue to collect certain expedited payment or convenience fees and potential liability for charging such fees;

•	uncertainty related to our reserves, valuations, provisions and anticipated realization of assets;

•	uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•	our ability to realize anticipated future gains from future draws on existing loans in our reverse mortgage portfolio;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	disruption to our capital markets or other events impacting the availability of credit that could adversely impact our ability to access capital markets and finance our business;

•
uncertainty related to our ability to adapt and grow our business, including uncertainty related to our ability to grow our lending business and increase our lending volume in a competitive market and uncertain interest rate environment;

•	our ability to correctly interpret and meet capital requirements established by, or agreed with, regulators or GSEs, Ginnie Mae or other counterparties;

•	our ability to protect and maintain our technology systems and our ability to adapt such systems for future operating environments; and

•	uncertainty related to the political or economic stability of foreign countries in which we have operations.
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$345,084	$329,132
Restricted cash (amounts related to VIEs of $13,725 and $20,968)	58,661	67,878
Mortgage servicing rights, at fair value	1,455,553	1,457,149
Advances, net	212,684	249,382
Match funded advances (related to VIEs)	825,760	937,294
Loans held for sale ($207,645 and $176,525 carried at fair value)	275,579	242,622
Loans held for investment, at fair value (amounts related to VIEs of $24,445 and $26,520)	6,073,687	5,498,719
Receivables, net	152,222	198,262
Premises and equipment, net	43,974	33,417
Other assets ($8,339 and $7,568 carried at fair value)(amounts related to VIEs of $4,422 and $2,874)	513,449	379,567
Assets related to discontinued operations	—	794
Total assets	$9,956,653	$9,394,216

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$5,903,965	$5,380,448
Match funded liabilities (related to VIEs)	687,497	778,284
Other financing liabilities ($1,009,779 and $1,057,671 carried at fair value) (amounts related to VIEs of $22,827 and $24,815)	1,069,594	1,127,613
Other secured borrowings, net (amounts related to VIEs $137,612 and $0)	708,929	382,538
Senior notes, net	310,788	448,727
Other liabilities ($3,319 and $4,986 carried at fair value)	894,695	703,636
Liabilities related to discontinued operations	—	18,265
Total liabilities	9,575,468	8,839,511

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 134,595,798 and 133,912,425 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively	1,346	1,339
Additional paid-in capital	556,097	554,056
(Accumulated deficit) retained earnings	(173,415)	3,567
Accumulated other comprehensive loss, net of income taxes	(2,843)	(4,257)
Total stockholders’ equity	381,185	554,705
Total liabilities and stockholders’ equity	$9,956,653	$9,394,216

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Servicing and subservicing fees	$247,714	$213,730	$742,759	$658,095
Gain on loans held for sale, net	16,013	16,942	48,683	61,135
Other revenue, net	19,788	7,606	70,299	32,886
Total revenue	283,515	238,278	861,741	752,116

Expenses
Compensation and benefits	73,414	63,307	250,393	211,220
MSR valuation adjustments, net	(134,561)	41,448	121,705	91,695
Servicing and origination	36,619	31,758	86,827	91,452
Professional services	36,628	40,662	77,205	110,821
Technology and communications	16,644	20,597	61,080	67,306
Occupancy and equipment	17,262	11,896	52,550	37,369
Other expenses	(1,282)	7,858	6,563	19,814
Total expenses	44,724	217,526	656,323	629,677

Other income (expense)
Interest income	4,129	3,963	12,524	10,018
Interest expense	(285,922)	(61,288)	(387,938)	(189,601)
Gain on repurchase of senior secured notes	5,099	—	5,099	—
Bargain purchase gain	—	—	(381)	—
Other, net	(414)	(3,700)	1,544	(6,569)
Total other expense, net	(277,108)	(61,025)	(369,152)	(186,152)

Loss before income taxes	(38,317)	(40,273)	(163,734)	(63,713)
Income tax expense	4,450	845	13,264	4,541
Net loss	(42,767)	(41,118)	(176,998)	(68,254)
Net income attributable to non-controlling interests	—	(29)	—	(176)
Net loss attributable to Ocwen stockholders	$(42,767)	$(41,147)	$(176,998)	$(68,430)

Loss per share attributable to Ocwen stockholders
Basic and Diluted	$(0.32)	$(0.31)	$(1.32)	$(0.51)

Weighted average common shares outstanding
Basic and Diluted	134,595,798	133,912,425	134,329,321	133,632,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(42,767)	$(41,118)	$(176,998)	$(68,254)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income (1)	38	36	108	114
Change in unfunded pension plan obligation liability	611	—	1,285	—
Other	8	—	21	—
Comprehensive loss	(42,110)	(41,082)	(175,584)	(68,140)
Comprehensive income attributable to non-controlling interests	—	(29)	—	(176)
Comprehensive loss attributable to Ocwen stockholders	$(42,110)	$(41,111)	$(175,584)	$(68,316)

(1)	These losses are reclassified to Other, net in the unaudited consolidated statements of operations.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Three months ended September 30, 2019 and 2018
Balance at June 30, 2019	134,595,798	$1,346	$555,696	$(130,648)	$(3,500)	$—	$422,894
Net loss	—	—	—	(42,767)	—	—	(42,767)
Equity-based compensation	—	—	401	—	—	—	401
Other comprehensive income, net of income taxes	—	—	—	—	657	—	657
Balance at September 30, 2019	134,595,798	$1,346	$556,097	$(173,415)	$(2,843)	$—	$381,185

Balance at June 30, 2018	133,912,425	$1,339	$552,800	$47,056	$(1,171)	$1,159	$601,183
Net (loss) income	—	—	—	(41,147)	—	29	(41,118)
Equity-based compensation and other	—	—	643	—	—	—	643
Other comprehensive income, net of income taxes	—	—	—	—	36	—	36
Balance at September 30, 2018	133,912,425	$1,339	$553,443	$5,909	$(1,135)	$1,188	$560,744

The accompanying notes are an integral part of these unaudited consolidated financial statements

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Nine months ended September 30, 2019 and 2018
Balance at December 31, 2018	133,912,425	$1,339	$554,056	$3,567	$(4,257)	$—	$554,705
Net loss	—	—	—	(176,998)	—	—	(176,998)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02	—	—	—	16	—	—	16
Equity-based compensation	683,373	7	2,041	—	—	—	2,048
Other comprehensive income, net of income taxes	—	—	—	—	1,414	—	1,414
Balance at September 30, 2019	134,595,798	$1,346	$556,097	$(173,415)	$(2,843)	$—	$381,185

Balance at December 31, 2017	131,484,058	$1,315	$547,057	$(2,083)	$(1,249)	$1,834	$546,874
Net (loss) income	—	—	—	(68,430)	—	176	(68,254)
Issuance of common stock	1,875,000	19	5,700	—	—	—	5,719
Cumulative effect of fair value election - MSRs	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of FASB ASU No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Capital distribution to non-controlling interest	—	—	—	—	—	(822)	(822)
Equity-based compensation and other	553,367	5	686	—	—	—	691
Other comprehensive income, net of income taxes	—	—	—	—	114	—	114
Balance at September 30, 2018	133,912,425	$1,339	$553,443	$5,909	$(1,135)	$1,188	$560,744

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(176,998)	$(68,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	121,705	91,695
Gain on sale of MSRs, net	(571)	(303)
Provision for bad debts	26,971	40,269
Depreciation	26,020	18,199
Gain on repurchase of senior secured notes	(5,099)	—
Equity-based compensation expense	1,890	1,244
Loss (gain) on valuation of financing liability	123,721	(11,323)
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(50,221)	(8,057)
Gain on loans held for sale, net	(29,820)	(24,265)
Bargain purchase gain	381	—
Origination and purchase of loans held for sale	(872,914)	(1,234,830)
Proceeds from sale and collections of loans held for sale	787,683	1,154,526
Changes in assets and liabilities:
Decrease in advances and match funded assets	189,876	243,831
Decrease in receivables and other assets, net	123,283	126,829
Decrease in other liabilities	(82,942)	(46,767)
Other, net	1,105	8,739
Net cash provided by operating activities	184,070	291,533

Cash flows from investing activities
Origination of loans held for investment	(675,898)	(711,035)
Principal payments received on loans held for investment	383,806	296,800
Purchase of MSRs	(112,417)	(2,729)
Proceeds from sale of MSRs	1,159	6,138
Acquisition of advances in connection with the purchase of MSRs	(1,457)	—
Proceeds from sale of advances	2,876	7,882
Issuance of automotive dealer financing notes	—	(19,642)
Collections of automotive dealer financing notes	—	52,598
Additions to premises and equipment	(1,342)	(7,326)
Other, net	5,992	5,446
Net cash used in investing activities	(397,281)	(371,868)

Cash flows from financing activities
Repayment of match funded liabilities, net	(90,787)	(284,372)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	1,875,926	2,211,606
Repayment of mortgage loan warehouse facilities and other secured borrowings	(1,819,728)	(2,522,723)
Repayment and repurchases of Senior notes	(131,791)	—
Proceeds from issuance of additional senior secured term loan (SSTL)	119,100	—
Repayment of SSTL borrowings	(19,074)	(62,563)
Payment of debt issuance costs related to SSTL	(1,284)	—
Proceeds from sale of MSRs accounted for as a financing	1,221	279,586
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	665,820	728,745
Repayment of HMBS-related borrowings	(377,094)	(290,338)
Capital distribution to non-controlling interest	—	(822)
Other, net	(2,363)	(991)
Net cash provided by financing activities	219,946	58,128

Net increase (decrease) in cash, cash equivalents and restricted cash	6,735	(22,207)
Cash, cash equivalents and restricted cash at beginning of year	397,010	302,560
Cash, cash equivalents and restricted cash at end of period	$403,745	$280,353

Supplemental non-cash investing and financing activities
Initial consolidation of mortgage-backed securitization trusts (VIEs):
Loans held for investment	$—	$28,373
Other financing liabilities	—	26,643
Issuance of common stock in connection with litigation settlement	$—	$5,719
Recognition of gross right-of-use asset and lease liability upon adoption of FASB ASU No. 2016-02:
Right-of-use asset	$66,231	$—
Lease liability	66,247	—
Transfers of loans held for sale to real estate owned (REO)	$4,240	$3,921
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sums to the total of the same such amounts reported in the unaudited consolidated statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$345,084	$254,843
Restricted cash and equivalents:
Debt service accounts	17,026	22,454
Other restricted cash	41,635	3,056
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$403,745	$280,353

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 - Organization, Business Environment and Basis of Presentation
Organization
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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Liberty, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen Mortgage Servicing, Inc. (OMS).
We perform servicing activities on behalf of other servicers (subservicing), the largest being New Residential Investment Corp. (NRZ), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and private-label securitizations (non-Agency). As a subservicer or primary servicer, we may be required to make advances for certain property tax and insurance premium payments, default and property maintenance payments and principal and interest payments on behalf of delinquent borrowers to mortgage loan investors before recovering them from borrowers. Most, but not all, of our subservicing agreements provide for us to be reimbursed for any such advances by the owner of the servicing rights. Advances made by us as primary servicer are generally recovered from the borrower or the mortgage loan investor. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgages, generally servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are insured by the FHA and are an approved issuer of HMBS that are guaranteed by Ginnie Mae.
We had a total of approximately 5,600 employees at September 30, 2019 of which approximately 3,500 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, nearly 80% were engaged in supporting our loan servicing operations as of September 30, 2019.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to profitability in the shortest timeframe possible within an appropriate risk and compliance environment. If we execute on our key business initiatives, we believe we will drive stronger financial performance.
First, we have successfully executed the acquisition of PHH Corporation (PHH) and continue our planned integration of PHH ’s business with ours. See Note 2 - Business Acquisition for additional information regarding the acquisition of PHH.
Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process. Our cost re-engineering plans address organizational, process and control redesign and automation, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Our initiatives are targeted at increasing the degree of automation of our processes, leveraging our single servicing platform and technology, and through innovation. We believe these steps are necessary in order to simplify our operations and drive stronger financial performance.

Third, we must manage the size of our servicing portfolio through expanding our lending business and permissible acquisitions of MSRs that are prudent and well-executed with appropriate financial return targets. During the first nine months of 2019, we closed MSR acquisitions with $11.9 billion unpaid principal balance (UPB).
Fourth, we must manage our balance sheet to ensure adequate liquidity and provide a solid platform for executing on our other key business initiatives. On July 1, 2019, we established a financing facility secured by MSRs that provides up to $300.0 million in committed borrowing capacity. We believe this facility will enable the funding of the majority of our near term MSR acquisition initiatives. We intend to extend, renew or replace our SSTL that matures in December 2020 and must evaluate capital structure options that we believe will most effectively allow us to execute on our business plan.
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
In recent periods, Ocwen has incurred significant losses as a result of declines in the fair value of our MSRs. Further interest rate decreases, prepayment speed increases and changes to other fair value inputs or assumptions could result in further fair value declines and hamper our ability to return to profitability. Starting in September 2019, we have implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio. See Note 15 – Derivative Financial Instruments and Hedging Activities for further information.
Our ability to execute on these key initiatives is not certain and is dependent on the successful execution of several complex actions, including our ability to grow our lending business and acquire MSRs with appropriate financial return targets, and execute on further organizational redesign and headcount reductions, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our cost re-engineering efforts, and our ability to extend, renew or replace our debt agreements in the ordinary course, including our SSTL. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
Regarding the current maturities of our borrowings, as of September 30, 2019 we have approximately $808.7 million of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded advance facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, income taxes, the provision for losses that may arise from litigation proceedings, and our going concern evaluation. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Reclassifications
Certain amounts in the unaudited consolidated statement of cash flows for the nine months ended September 30, 2018 have been reclassified to conform to the current year presentation as follows:

•	Within the Cash flows from operating activities section, we reclassified Amortization of debt issuance costs of $2.3 million to Other, net.

•
Within the Cash flows from financing activities section, we reclassified repayments of the SSTL of $62.6 million from Repayment of mortgage loan warehouse facilities and other secured borrowings to a new separate line item (Repayment of SSTL borrowings).

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
The adoption resulted in the recognition of a cumulative-effect adjustment to the opening balance of Retained earnings, the recognition of a gross ROU asset and lease liability, and the reclassification of existing balances for our leases as follows:

	Balances as of December 31, 2018 (1)	Recognition of Gross ROU Asset and Lease Liability	Reclassification of Existing Balances	Balances January 1, 2019 after Transition Adjustments (2)
Premises and Equipment:
Right-of-use assets	$—	$66,231	$(21,438)	$44,793
Other Assets:
Prepaid expenses (rent)	977	—	(977)	—
Other Liabilities:
Liability for lease abandonments and deferred rent	(5,498)	—	5,498	—
Lease liability	—	(66,247)	977	(65,270)
Liabilities related to discontinued operations:
Liability for lease abandonments (3)	(15,940)	—	15,940	—
Retained Earnings:
Cumulative effect of adopting ASU 2016-02	—	16	—	16

(1)	Represents amounts related to leases impacted by the adoption of this ASU that were included in our December 31, 2018 consolidated balance sheet.

(2)
ROU assets as of January 1, 2019 after transition adjustments includes $30.4 million related to premises located in the U.S., $13.6 million related to premises located in India and the Philippines, and $0.7 million related to equipment.

(3)	Represents lease impairments recognized by PHH prior to the acquisition.
Our leases include non-cancelable operating leases for premises and equipment with maturities extending to 2025, exclusive of renewal option periods. At lease commencement date, we estimate the ROU assets and lease liability at present value using our estimated incremental borrowing rate of 7.5%. We elected to recognize ROU assets and lease liabilities that arise from short-term leases. A maturity analysis of our lease liability as of September 30, 2019 is summarized as follows:

Annual obligation for the twelve months ended September 30,
2020	$17,534
2021	15,533
2022	14,215
2023	5,182
2024	1,089
Thereafter	829
54,382
Less: Adjustment to present value	(6,136)
Total lease payments, net	$48,246
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
Subsequent to adoption, we made the decision to vacate four leased properties prior to the contractual maturity date of the lease agreements. As a result of our plan to vacate the office space, we accelerated the recognition of amortization on the ROU assets based on the shortened remaining useful life of the leases. We recorded total accelerated amortization of $5.4 million during the nine months ended September 30, 2019.
Accounting Standards Issued but Not Yet Adopted
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13 and ASU 2019-04)
This ASU will require more timely recording of credit losses on loans and other financial instruments. This standard aligns the accounting with the economics of lending by requiring banks and other lending institutions to immediately record the full amount of credit losses that are expected in their loan portfolios. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This standard will be effective for us on January 1, 2020. We are currently evaluating the effect of this standard.
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
This standard will be effective for us on January 1, 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.
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
This standard will be effective for us on January 1, 2020. Upon adoption, we will elect to apply the amendments in this ASU prospectively to all implementation costs incurred subsequent to that date. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.

Note 2 - Business Acquisition
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
Purchase Price Allocation
The purchase price allocation provided in the table below reflects the final determination of the fair value of assets acquired and liabilities assumed in the acquisition of PHH, with the excess of total identifiable net assets over total consideration paid recorded as a bargain purchase gain. Independent valuation specialists conducted analyses to assist management in determining the fair value of certain acquired assets and assumed liabilities. Management is responsible for these third-party valuations and appraisals. The methodologies that we use and key assumptions that we made to estimate the fair value of the acquired assets and assumed debt are described in Note 5 – Fair Value.

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
The table below presents supplemental pro forma information for Ocwen for the three and nine months ended September 30, 2018 as if the PHH acquisition occurred on January 1, 2017. Pro forma adjustments include the following:

Description	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Increase in MSR valuation adjustments, net for acquired MSRs to conform the accounting for MSRs to the valuation policies of Ocwen	$23,360	$24,442
Adjust interest expense for a total net decline (1)	(18,382)	(30,598)
Report Ocwen and PHH acquisition-related charges for professional services as if they had been incurred in 2017 rather than 2018	(9,384)	(18,548)
Total net increase in revenue (2)	39,156	120,616
Adjust depreciation expense to amortize internally developed software acquired from PHH on a straight-line basis based on a useful life of three years	245	735
Income tax expense (benefit) based on management’s estimate of the blended applicable statutory tax rates and observing the continued need for a valuation allowance (3)	1,158	(300)

(1)
Primarily pertains to fair value adjustments of $18.6 million and $31.4 million for the three and nine months ended September 30, 2018, respectively, related to the assumed MSR secured liability using valuation assumptions consistent with Ocwen’s methodology, excluding the gross-up of PHH MSRs sold and accounted for as a secured borrowing.

(2)
Primarily pertains to an increase to revenue of $40.3 million and $127.7 million for the three and nine months ended September 30, 2018, respectively, for the gross-up of PHH MSRs sold and accounted for as a secured borrowing. The offset of the remaining adjustments are expenses, interest income and interest expense, with no net effect on earnings.

(3)
The net income tax benefit recorded as a result of pro forma adjustments represents lower current federal tax under the new base erosion and anti-abuse tax (BEAT) provision of the 2017 Tax Cuts and Jobs Act (Tax Act) assuming Ocwen and PHH would file a consolidated federal tax return beginning January 1, 2017. The pro forma tax adjustments contemplate the effects of the Tax Act.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues	$314,675	$995,043
Net loss from continuing operations	(65,168)	(133,594)
For purposes of determining pro forma results of operations for the three and nine months ended September 30, 2018, the bargain purchase gain is assumed to have been recorded in 2017 rather than 2018.

Note 3 - Cost Re-Engineering Plan
In February 2019, we announced our intention to execute cost re-engineering opportunities in order to drive stronger financial performance and, in the longer term, simplify our operations. Our cost re-engineering plans extend beyond eliminating redundant costs through the integration process and address organizational, process and control redesign and automation, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Costs estimated for this plan include severance, retention and other incentive awards, facilities-related costs and other costs to execute the reorganization.

The following is a summary of expenses incurred to-date, including an estimate of remaining and total plan costs:

	Nine Months Ended September 30, 2019
	Employee-related	Facility-related	Other	Total
Total costs incurred (1)
First quarter	$20,787	$—	$1,328	$22,115
Second quarter	3,460	3,047	3,619	10,126
Third quarter	7,266	3,596	7,485	18,347
	31,513	6,643	12,432	50,588
Estimate of remaining costs (2)	2,887	2,557	8,968	14,412
Total plan costs	$34,400	$9,200	$21,400	$65,000

(1)
The above expenses were all incurred within the Corporate Items and Other segment. Employee-related costs and facility-related costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the unaudited consolidated statements of operations. Other costs are primarily reported in Professional services expense and Other expenses.

(2)	We expect to incur the remaining plan costs within the year ending December 31, 2019.
The following table provides a summary of the aggregate activity of the liability for the re-engineering plan costs:

	Nine Months Ended September 30, 2019
	Employee-related	Facility-related	Other	Total
Beginning balance	$—	$—	$—	$—
Charges	31,513	6,643	12,432	50,588
Payments / Other	(20,205)	(5,324)	(9,899)	(35,428)
Ending balance (1)	$11,308	$1,319	$2,533	$15,160

(1)	The liability for re-engineering plan costs is included in Other liabilities (Other accrued expenses).

Note 4 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements into three groups: (1) securitizations of residential mortgage loans, (2) financings of advances and (3) financings of MSRs.
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

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds received from securitizations	$235,175	$282,507	$674,108	$998,204
Servicing fees collected	8,866	9,808	37,610	30,233
Purchases of previously transferred assets, net of claims reimbursed	(2,093)	(1,507)	(3,140)	(4,336)
	$241,948	$290,808	$708,578	$1,024,101
In connection with these transfers, we retained MSRs of $0.6 million and $2.2 million, and $1.4 million and $5.9 million, during the three and nine months ended September 30, 2019 and 2018, respectively, which are reported in Gain on loans held for sale, net in the unaudited consolidated statements of operations. See Note 6 – Loans Held for Sale for additional information regarding gains or losses on the transfer of loans held for sale.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	September 30, 2019	December 31, 2018
Carrying value of assets
MSRs, at fair value	$93,533	$132,774
Advances and match funded advances	143,083	138,679
UPB of loans transferred (1)	14,077,333	15,600,971
Maximum exposure to loss	$14,313,949	$15,872,424

(1)
Represents UPB of loans we transferred for which we continue to act as servicer or subservicer. Our estimate of maximum exposure to loss does not include loans that we do not service for which we have provided representations and warranties because we cannot estimate such amounts. Maximum exposure to loss does not consider any collateral liquidation proceeds.

At September 30, 2019 and December 31, 2018, 8.3% and 8.3%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
We make transfers to these SPEs in accordance with the terms of our advance financing facility agreements. Debt service accounts require us to remit collections on pledged advances to the trustee within two days of receipt. Collected funds that are not applied to reduce the related match funded debt until the payment dates specified in the indenture are classified as debt service accounts within Restricted cash in our unaudited consolidated balance sheets. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. The funds are held in interest earning accounts and those amounts related to match funded advance facilities are held in the name of the SPE created in connection with the facility.
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
Financings of MSRs
On July 1, 2019, we entered into a $300.0 million financing facility with a third-party secured by certain Fannie Mae and Freddie Mac MSRs. Two trusts were established in connection with this facility. On July 1, 2019 we entered into an MSR Excess Spread Participation Agreement under which we created a 100% participation interest in the Portfolio Excess Servicing Fees, as defined, pursuant to which the holder of the participation interest is entitled to receive certain funds collected on the related portfolio of mortgage loans (other than ancillary income and advance reimbursement amounts) with respect to such Portfolio Excess Servicing Fees. Portfolio Excess Servicing Fees are defined within the Excess Spread Participation Agreement as: (a) the portfolio collections received during the collection period, net of the base servicing fee; and (b) all other amounts payable by a loan owner or master servicer with respect to the servicing rights for the portfolio mortgage loans, including any portfolio termination payments. This participation interest has been contributed to the trusts.
In connection with this facility, we entered into repurchase agreements with a third-party pursuant to which we sold trust certificates of the trusts representing certain indirect economic interests in the MSRs and agreed to repurchase such certificates at a future date at the repurchase price set forth in the repurchase agreements. Our obligations under the facility are secured by a lien on the related MSRs. In addition, Ocwen guarantees the obligations under the facility. This facility will terminate in June 2020 unless the parties mutually agree to renew or extend.
We determined that the trusts are VIEs for which we are the primary beneficiary. Therefore, we have included the trusts in our consolidated financial statements effective July 1, 2019. We have the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance given that we are the servicer of the MSRs that result in cash flows to the trusts. In addition, we have designed the trusts at inception to facilitate the third-party funding facility under which we have the obligation to absorb the losses of the VIEs that could be potentially significant to the VIEs.
At September 30, 2019, $137.6 million was outstanding under this facility which is included in Other secured borrowings, net on our unaudited consolidated balance sheet. See Note 13 – Borrowings for additional information. The carrying value of the pledged MSRs was $192.6 million at September 30, 2019. At September 30, 2019, $1.1 million of unamortized debt issuance costs related to this facility are included in Other assets. The assets and liabilities of the trusts include amounts due to or from affiliates which are eliminated in consolidation in our unaudited consolidated balance sheets.
Mortgage-Backed Securitizations
The table below presents the carrying value and classification of the assets and liabilities of two consolidated mortgage-backed securitization trusts included in our unaudited consolidated balance sheets as a result of residual securities issued by the trust that we acquired during 2018.

	September 30, 2019	December 31, 2018
Loans held for investment, at fair value - Restricted for securitization investors	$24,445	$26,520
Financing liability - Owed to securitization investors, at fair value	22,827	24,815
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		September 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a)	2	$207,645	$207,645	$176,525	$176,525
Loans held for sale, at lower of cost or fair value (b)	3	67,934	67,934	66,097	66,097
Total Loans held for sale		$275,579	$275,579	$242,622	$242,622

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$6,049,242	$6,049,242	$5,472,199	$5,472,199
Loans held for investment - Restricted for securitization investors (a)	3	24,445	24,445	26,520	26,520
Total loans held for investment		$6,073,687	$6,073,687	$5,498,719	$5,498,719

Advances (including match funded), net (c)	3	$1,038,444	$1,038,444	$1,186,676	$1,186,676
Receivables, net (c)	3	152,222	152,222	198,262	198,262
Mortgage-backed securities (a)	3	2,036	2,036	1,502	1,502
U.S. Treasury notes (a)	1	—	—	1,064	1,064
Corporate bonds (a)	2	442	442	450	450

Financial liabilities:
Match funded liabilities (c)	3	$687,497	$688,038	$778,284	$776,485
Financing liabilities:
HMBS-related borrowings (a)	3	$5,903,965	$5,903,965	$5,380,448	$5,380,448
Financing liability - MSRs pledged (Rights to MSRs) (a)	3	986,952	986,952	1,032,856	1,032,856
Financing liability - Owed to securitization investors (a)	3	22,827	22,827	24,815	24,815
Other (c)	3	59,815	39,707	69,942	53,570
Total Financing liabilities		$6,973,559	$6,953,451	$6,508,061	$6,491,689
Other secured borrowings:
Senior secured term loan (c) (d)	2	$328,119	$327,855	$226,825	$227,449
Other (c)	3	380,810	380,810	155,713	155,713
Total Other secured borrowings		$708,929	$708,665	$382,538	$383,162

Senior notes:
Senior unsecured notes (c) (d)	2	$20,973	$13,246	$119,924	$119,258
Senior secured notes (c) (d)	2	289,815	244,868	328,803	306,889
Total Senior notes		$310,788	$258,114	$448,727	$426,147

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a)	2	$4,781	$4,781	$3,871	$3,871
Forward trades - Loans held for sale (a)	1	(3,126)	(3,126)	(4,983)	(4,983)
TBA / Forward mortgage-backed securities (MBS) trades - MSR hedging (a)	1	887	887	—	—
Interest rate caps (a)	3	—	—	678	678

MSRs (a)	3	$1,455,553	$1,455,553	$1,457,149	$1,457,149

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not measured, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 13 – Borrowings for additional information.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Three months ended September 30, 2019
Beginning balance	$5,872,407	$(5,745,383)	$25,324	$(23,697)	$2,014	$(844,913)	$47	$1,312,633
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	(345)	—	11,801
Issuances	248,877	(240,714)	—	—	—	—	—	—
Sales	—	—	—	—	—	(11)	—	(15)
Settlements	(151,292)	149,079	(879)	870	—	53,756	—	(3,105)
Transfers (to) from:
Loans held for sale, at fair value	(521)	—	—	—	—	—	—	—
Other assets	(211)	—	—	—	—	—	—	—
Receivables, net	(89)	—	—	—	—	—	—	—
	96,764	(91,635)	(879)	870	—	53,400	—	8,681
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value (1)	80,071	(66,947)	—	—	22	(200,703)	(47)	134,239
Calls and other	—	—	—	—	—	5,264	—	—
	80,071	(66,947)	—	—	22	(195,439)	(47)	134,239
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$6,049,242	$(5,903,965)	$24,445	$(22,827)	$2,036	$(986,952)	$—	$1,455,553

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Three months ended September 30, 2018
Beginning balance	$5,143,758	$(5,040,983)	$—	$—	$1,732	$(672,619)	$1,657	$1,043,995
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	—	2,924
Issuances	223,563	(229,169)	—	—	—	—	—	1,930
Consolidation of mortgage-backed securitization trusts			28,373	(26,643)
Sales	—	—	—	—	—	—	—	(8,119)
Settlements	(110,584)	108,790	—	—	—	49,620	—	—
Transfers (to) from:
Loans held for sale, at fair value	(253)	—	—	—	—	—	—	—
Other assets	(170)	—	—	—	—	—	—	—
Receivables, net	(20)	—	—	—	—	—	—	—
	112,536	(120,379)	28,373	(26,643)	—	49,620	—	(3,265)
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value	22,893	(22,865)	—	—	(62)	2,681	(446)	(41,448)
Calls and other	—	—	—	—	—	119	—	—
	22,893	(22,865)	—	—	(62)	2,800	(446)	(41,448)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$5,279,187	$(5,184,227)	$28,373	$(26,643)	$1,670	$(620,199)	$1,211	$999,282

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securiti- zation Investors	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Nine months ended September 30, 2019
Beginning balance	$5,472,199	$(5,380,448)	$26,520	$(24,815)	$1,502	$(1,032,856)	$678	$1,457,149
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	(1,221)	—	128,888
Issuances	675,898	(665,820)	—	—	—	—	—	—
Sales	—	—	—	—	—	(11)	—	(585)
Settlements	(383,806)	377,094	(2,075)	1,988	—	157,173	—	(7,872)
Transfers (to) from:
Loans held for sale, at fair value	(1,405)	—	—	—	—	—	—	—
Other assets	(366)	—	—	—	—	—	—	—
Receivables, net	(202)	—	—	—	—	—	—	—
	290,119	(288,726)	(2,075)	1,988	—	155,941	—	120,431
Total realized and unrealized gains (losses) included in earnings
Included in earnings:
Change in fair value (1)	286,924	(234,791)	—	—	534	(123,721)	(678)	(122,027)
Calls and other	—	—	—	—	—	13,684	—	—
	286,924	(234,791)	—	—	534	(110,037)	(678)	(122,027)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$6,049,242	$(5,903,965)	$24,445	$(22,827)	$2,036	$(986,952)	$—	$1,455,553

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securiti- zation Investors	Mortgage-backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Nine months ended September 30, 2018
Beginning balance	$4,715,831	$(4,601,556)	$—	$—	$1,592	$(508,291)	$2,056	$671,962
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	95	8,809
Issuances	711,035	(728,745)	—	—	—	(279,586)	—	(445)
Consolidation of mortgage-backed securitization trusts	—	—	28,373	(26,643)	—	—	—	—
Sales	—	—	—	—	—	—	—	(8,274)
Settlements	(296,800)	290,338	—	—	—	154,129	(371)	—
Transfers (to) from:
MSRs carried at amortized cost, net of valuation allowance	—	—	—	—	—	—	—	418,925
Loans held for sale, at fair value	(694)	—	—	—	—	—	—	—
Other assets	(307)	—	—	—	—	—	—	—
Receivables, net	(92)	—	—	—	—	—	—	—
	413,142	(438,407)	28,373	(26,643)	—	(125,457)	(276)	419,015
Total realized and unrealized gains (losses) included in earnings
Included in earnings:
Change in fair value	150,214	(144,264)	—	—	78	11,323	(569)	(91,695)
Calls and other	—	—	—	—	—	2,226	—	—
	150,214	(144,264)	—	—	78	13,549	(569)	(91,695)
Transfers in and / or out of Level 3	—	—			—	—	—	—
Ending balance	$5,279,187	$(5,184,227)	$28,373	$(26,643)	$1,670	$(620,199)	$1,211	$999,282

(1)
The Change in fair value adjustments on Loans held for investment for the three and nine months ended September 30, 2019 include $3.6 million and $9.2 million, respectively, in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018.

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

Significant valuation assumptions	September 30, 2019	December 31, 2018
Life in years
Range	2.2 to 8.1	3.0 to 7.6
Weighted average	6.3	5.9
Conditional repayment rate
Range	6.9% to 29.3%	6.8% to 38.4%
Weighted average	13.6%	14.7%
Discount rate	2.6%	3.4%
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
MSRs are carried at fair value and classified within Level 3 of the valuation hierarchy. The fair value is equal to the mid-point of the range of prices provided by third-party valuation experts, without adjustment, except in the event we have a potential or completed sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is recorded at the estimated sale price. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and are contemplated along with other market-based transactions in their model validation.
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

Significant valuation assumptions	September 30, 2019		December 31, 2018
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	13.4%	12.2%	8.5%	15.4%
Weighted average delinquency rate	3.4%	26.3%	6.6%	27.1%
Advance financing cost	5-year swap	5-year swap plus 2.00%	5-year swap	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap	5-year swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.3%	11.3%	9.1%	12.8%
Weighted average cost to service (in dollars)	$84	$277	$90	$297
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of September 30, 2019 given 10% and 20% hypothetical shifts in prepayment speeds and discount rate assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(123,564)	$(235,153)
Weighted average discount rate	(47,473)	(92,074)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at September 30, 2019 are increased prepayment speeds and an increase in the yield assumption.
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

Significant valuation assumptions	September 30, 2019	December 31, 2018
Life in years
Range	2.2 to 8.1	3.0 to 7.6
Weighted average	6.3	5.9
Conditional repayment rate
Range	6.9% to 29.3%	6.8% to 38.4%
Weighted average	13.6%	14.7%
Discount rate	2.5%	3.3%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged (Rights to MSRs)
We have elected to measure these borrowings at fair value. We recognize the proceeds received in connection with Rights to MSRs transactions as a secured borrowing that we account for at fair value. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs is determined using the mid-point of the range of prices provided by third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR. Because we measure all MSRs at fair value, changes in the Financing Liability - MSRs Pledged value are partially offset by changes in the fair value of the related MSRs. Changes in the fair value of the financing liability are reported in Interest expense in the unaudited consolidated statements of operations. See Note 10 — Rights to MSRs for additional information.

Significant valuation assumptions	September 30, 2019	December 31, 2018
Weighted average prepayment speed	12.6%	13.9%
Weighted average delinquency rate	20.6%	20.3%
Advance financing cost	5-year swap plus 0% to 2.00%	5-year swap plus 0% to 2.75%
Interest rate for computing float earnings	5-year swap minus 0% to 0.50%	5-year swap minus 0% to 0.50%
Weighted average discount rate	10.6%	12.0%
Weighted average cost to service (in dollars)	$222	$234
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
We entered into forward MBS trades to provide an economic hedge against changes in the fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value until August 2019 and, beginning in September 2019, to hedge of our net MSR portfolio. Forward contracts are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month or three-month Eurodollar rate (1ML or 3 ML, respectively) interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

Note 6 – Loans Held for Sale

Loans Held for Sale - Fair Value	Nine Months Ended September 30,
	2019	2018
Beginning balance	$176,525	$214,262
Originations and purchases	615,303	671,503
Proceeds from sales	(581,678)	(728,531)
Principal collections	(17,155)	(14,201)
Transfers from (to):
Loans held for investment, at fair value	1,405	694
Loans held for sale - Lower of cost or fair value	(1)	(11,564)
Receivables, net	(2,248)	(1,165)
REO (Other assets)	(1,501)	(2,240)
Gain on sale of loans	24,005	25,525
Decrease in fair value of loans	(197)	(12,791)
Other	(6,813)	3,925
Ending balance (1)	$207,645	$145,417

(1)	At September 30, 2019 and 2018, the ending balances are net of fair value adjustments of $7.4 million and $6.5 million, respectively.

Loans Held for Sale - Lower of Cost or Fair Value	Nine Months Ended September 30,
	2019	2018
Beginning balance	$66,097	$24,096
Purchases	257,611	563,327
Proceeds from sales	(183,048)	(400,693)
Principal collections	(5,802)	(11,101)
Transfers from (to):
Receivables, net	(78,865)	(118,762)
REO (Other assets)	(2,739)	(1,681)
Loans held for sale - Fair value	1	11,564
Gain on sale of loans	3,364	2,180
Decrease (increase) in valuation allowance	4,473	(3,144)
Other	6,842	6,233
Ending balance (1)	$67,934	$72,019

(1)
At September 30, 2019 and 2018, the balances include $58.6 million and $53.0 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to receivables.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$10,057	$7,535	$11,569	$7,318
Provision	769	2,755	1,805	3,036
Transfer from Liability for indemnification obligations (Other liabilities)	266	554	340	1,551
Sales of loans	(3,996)	(382)	(6,618)	(1,464)
Other	—	—	—	21
Ending balance	$7,096	$10,462	$7,096	$10,462

Gain on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$605	$1,427	$2,249	$5,880
Fair value gains related to transfers of reverse mortgage loans, net	6,080	9,421	18,863	36,870
Gain on sale of repurchased Ginnie Mae loans	1,364	1,222	3,154	2,179
Gain on sale of forward mortgage loans	5,896	5,075	23,102	27,264
Other, net	921	(616)	3,508	(3,236)
	14,866	16,529	50,876	68,957
Change in fair value of IRLCs	697	26	401	137
Change in fair value of loans held for sale	610	365	936	(9,781)
(Loss) gain on economic hedge instruments	(106)	84	(3,344)	2,082
Other	(54)	(62)	(186)	(260)
	$16,013	$16,942	$48,683	$61,135

Note 7 – Advances

	September 30, 2019	December 31, 2018
Principal and interest	$44,839	$43,671
Taxes and insurance	134,361	160,373
Foreclosures, bankruptcy, REO and other	42,781	68,597
	221,981	272,641
Allowance for losses	(9,297)	(23,259)
	$212,684	$249,382

The following table summarizes the activity in net advances:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$249,382	$211,793
Asset acquisitions	1,457	—
Sales of advances	(747)	(4,777)
Collections of advances, charge-offs and other, net	(51,370)	(41,704)
Net decrease in allowance for losses (1)	13,962	712
Ending balance	$212,684	$166,024

Allowance for Losses	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$27,653	$16,485	$23,259	$16,465
Provision	729	2,696	4,532	6,197
Net charge-offs and other (1)	(19,085)	(3,428)	(18,494)	(6,909)
Ending balance	$9,297	$15,753	$9,297	$15,753

(1)	Includes $18.0 million allowance related to sold advances presented in Other liabilities (Liability for indemnification obligations), as of September 30, 2019.

Note 8 – Match Funded Advances

	September 30, 2019	December 31, 2018
Principal and interest	$383,896	$412,897
Taxes and insurance	305,336	374,853
Foreclosures, bankruptcy, REO and other	136,528	149,544
	$825,760	$937,294
The following table summarizes the activity in match funded assets:

	Nine Months Ended September 30,
	2019	2018
	Advances	Advances	Automotive Dealer Financing Notes
Beginning balance	$937,294	$1,144,600	$32,757
Transfer to Other assets	—	—	(36,896)
New advances (collections), net	(111,534)	(209,520)	1,504
Decrease in allowance for losses (1)	—	—	2,635
Ending balance	$825,760	$935,080	$—

(1)	The remaining allowance was charged off in connection with the exit from the automotive capital services business. In January 2018, we terminated the automotive dealer loan financing facility.

Note 9 – Mortgage Servicing

MSRs – Amortization Method	Nine Months Ended September 30, 2018
Beginning balance	$336,882
Fair value election - transfer of MSRs carried at fair value (1)	(361,670)
Decrease in impairment valuation allowance (1) (2)	24,788
Ending balance	$—

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

(2)	Impairment valuation allowance balance of $24.8 million was reclassified to reduce the carrying value of the related MSRs on January 1, 2018 in connection with our fair value election.

MSRs – Fair Value Measurement Method	Three Months Ended September 30,
	2019			2018
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$745,735	$566,898	$1,312,633	$427,597	$616,398	$1,043,995
Fair value election - transfer from MSRs carried at amortized cost	—	—	—	—	—	—
Cumulative effect of fair value election	—	—	—	—	—	—
Sales and other transfers	—	(15)	(15)	(5,950)	(20)	(5,970)
Additions:
Recognized on the sale of residential mortgage loans	1,235	—	1,235	1,503	—	1,503
Purchase of MSRs	9,298	1,268	10,566	1,421	—	1,421
Servicing transfers and adjustments	—	(3,105)	(3,105)	—	(219)	(219)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(63,360)	252,293	188,933	(1,243)	(5,413)	(6,656)
Realization of expected future cash flows and other changes	(36,898)	(17,796)	(54,694)	(13,912)	(20,880)	(34,792)
Ending balance	$656,010	$799,543	$1,455,553	$409,416	$589,866	$999,282

MSRs – Fair Value Measurement Method	Nine Months Ended September 30,
	2019			2018
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$865,587	$591,562	$1,457,149	$11,960	$660,002	$671,962
Fair value election - transfer from MSRs carried at amortized cost	—	—	—	336,882	—	336,882
Cumulative effect of fair value election	—	—	—	82,043	—	82,043
Sales and other transfers	(29)	(556)	(585)	(5,950)	(175)	(6,125)
Additions:
Recognized on the sale of residential mortgage loans	3,933	—	3,933	6,080	—	6,080
Purchase of MSRs	123,600	1,355	124,955	2,729	—	2,729
Servicing transfers and adjustments	—	(7,872)	(7,872)	—	(2,594)	(2,594)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(235,036)	264,876	29,840	19,217	(424)	18,793
Realization of expected future cash flows and other changes	(102,045)	(49,822)	(151,867)	(43,545)	(66,943)	(110,488)
Ending balance	$656,010	$799,543	$1,455,553	$409,416	$589,866	$999,282

(1)	Changes in fair value are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations.
Portfolio of Assets Serviced
The following table presents the composition of our residential primary servicing and subservicing portfolios as measured by UPB, including foreclosed real estate and small-balance commercial loans. The UPB amounts in the table below are not included on our unaudited consolidated balance sheets.

UPB at September 30, 2019
Servicing	$76,523,660
Subservicing	23,175,607
NRZ	117,055,517
$216,754,784
UPB at December 31, 2018
Servicing	$72,378,693
Subservicing	53,104,560
NRZ	130,517,237
$256,000,490
UPB at September 30, 2018
Servicing	$68,076,254
Subservicing	1,387,641
NRZ	91,532,579
$160,996,474
During the nine months ended September 30, 2019, we acquired MSRs on portfolios consisting of 50,421 loans with a UPB of $11.9 billion. During the nine months ended September 30, 2019, we also sold MSRs on portfolios consisting of 435 loans with a UPB of $116.1 million.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
At September 30, 2019, the S&P Global Ratings, Inc.’s (S&P) and Fitch Ratings, Inc.’s (Fitch) servicer ratings outlook for PMC is stable. Downgrades in servicer ratings could adversely affect our ability to sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. As a result of our current servicer ratings, termination rights have been triggered in certain of our non-Agency servicing agreements. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

Servicing Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loan servicing and subservicing fees
Servicing	$60,682	$52,610	$167,720	$167,389
Subservicing	1,365	658	11,775	2,443
NRZ	146,567	120,593	443,505	374,322
	208,614	173,861	623,000	544,154
Late charges	14,105	14,839	42,786	44,743
Custodial accounts (float earnings)	13,464	10,241	38,739	25,965
Loan collection fees	3,862	4,916	11,613	14,700
Home Affordable Modification Program (HAMP) fees (1)	1,216	3,365	4,558	11,622
Other, net	6,453	6,508	22,063	16,911
	$247,714	$213,730	$742,759	$658,095

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

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.1 billion, $1.7 billion and $1.7 billion at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

Note 10 — Rights to MSRs
Ocwen and PMC have entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. In the case of Ocwen Rights to MSRs transactions, while the majority of the risks and rewards of ownership were transferred in 2012 and 2013, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. In the case of the PMC transactions, and for those Ocwen MSRs where consents were subsequently received and legal title was transferred to NRZ, due to the length of the non-cancellable term of the subservicing agreements, the transactions do not qualify as a sale and are accounted for as secured financings. As a result, we continue to recognize the MSRs and related financing liability on our consolidated balance sheets, as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our consolidated statements of operations. Changes in fair value of the Rights to MSRs are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations. Changes in fair value of the MSR related financing liability are reported in Interest expense.

The following tables present selected assets and liabilities recorded on our unaudited consolidated balance sheets as well as the impacts to our unaudited consolidated statements of operations in connection with our NRZ agreements.

Balance Sheets	September 30, 2019	December 31, 2018
MSRs, at fair value	$925,507	$894,002

Due from NRZ (Receivables)
Sales and transfers of MSRs (1)	$25,531	$23,757
Advance funding, subservicing fees and reimbursable expenses	7,615	30,845
	$33,146	$54,602

Due to NRZ (Other liabilities)	$63,304	$53,001

Financing liability - MSRs pledged, at fair value
Original Rights to MSRs Agreements	$627,287	$436,511
2017 Agreements and New RMSR Agreements (2)	61,445	138,854
PMC MSR Agreements	298,220	457,491
	$986,952	$1,032,856

(1)
Balance represents the holdback of proceeds from PMC MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. These sales were executed by PMC prior to the acquisition date.

(2)	$104.7 million and $34.1 million is expected to be recognized as a reduction in the financing liability and interest expense for the years ended December 31, 2019 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statements of Operations
Servicing fees collected on behalf of NRZ	$146,567	$120,593	$443,505	$374,322
Less: Subservicing fee retained by Ocwen	35,462	33,335	108,774	101,997
Net servicing fees remitted to NRZ	111,105	87,258	334,731	272,325

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	(228,644)	4,844	(230,193)	(3,938)
2017 Agreements and New RMSR Agreements	(2,216)	(2,163)	(4,562)	15,261
PMC MSR Agreements	30,156	—	111,034	—
	(200,704)	2,681	(123,721)	11,323
Runoff and settlement:
Original Rights to MSRs Agreements	11,170	15,896	31,617	50,739
2017 Agreements and New RMSR Agreements	26,705	33,724	76,087	103,390
PMC MSR Agreements	15,881	—	49,469	—
	53,756	49,620	157,173	154,129

Other	1,637	(1,760)	(2,022)	(4,383)

Interest expense	$256,416	$36,717	$303,301	$111,256

Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Balance at December 31, 2018	$436,511	$138,854	$457,491	$1,032,856
Additions	—	—	1,221	1,221
Sales	—	—	11	11
Changes in fair value:
Original Rights to MSRs Agreements	230,193	—	—	230,193
2017 Agreements and New RMSR Agreements	—	4,562	—	4,562
PMC MSR Agreements	—	—	(111,034)	(111,034)
Runoff and settlement:
Original Rights to MSRs Agreements	(31,617)	—	—	(31,617)
2017 Agreements and New RMSR Agreements	—	(76,087)	—	(76,087)
PMC MSR Agreements	—	—	(49,469)	(49,469)
Calls (1):
Original Rights to MSRs Agreements	(7,800)	—	—	(7,800)
2017 Agreements and New RMSR Agreements	—	(5,884)	—	(5,884)
Balance at September 30, 2019	$627,287	$61,445	$298,220	$986,952

Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	Total
Balance at December 31, 2017	$499,042	$9,249	$508,291
Receipt of lump-sum cash payments	—	279,586	279,586
Changes in fair value:
Original Rights to MSRs Agreements	3,938	—	3,938
2017 Agreements and New RMSR Agreements	—	(15,261)	(15,261)
Runoff and settlement:
Original Rights to MSRs Agreements	(50,739)	—	(50,739)
2017 Agreements and New RMSR Agreements	—	(103,390)	(103,390)
Calls (1):
Original Rights to MSRs Agreements	(1,396)	—	(1,396)
2017 Agreements and New RMSR Agreements	—	(830)	(830)
Balance at September 30, 2018	$450,845	$169,354	$620,199

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
As of September 30, 2019, the UPB of MSRs for which legal title has not transferred to NRZ is $19.2 billion. In the event the required third-party consents were not obtained by May 31, 2019, and in accordance with the process set forth in, the New RMSR Agreements, such MSRs would either: (i) remain subject to the New RMSR Agreements at the option of NRZ, (ii) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements at the option of Ocwen, or (iii) be sold to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. NRZ did not exercise its option to designate the remaining MSRs to continue to be subject to the New RMSR Agreements. Ocwen and NRZ are in discussions regarding the information needed for Ocwen to assess whether or not it will exercise its option under (ii) above to acquire all or some of the MSRs that currently remain in the New RMSR Agreements, or what other arrangements will be made with respect to these remaining MSRs.
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
The PMC subservicing arrangement generates revenue based on a schedule of fees per loan per month that includes revenue adjustments for delinquent loans to cover the incremental cost associated with servicing such loans. As of September 30, 2019, Ocwen serviced 289,272 loans under this arrangement and recorded servicing fee revenues for the three and nine months ended September 30, 2019 of $7.5 million and $21.6 million, respectively.
Through its acquisition of PHH on October 4, 2018, Ocwen added MSRs with $42.3 billion UPB related to the PMC MSR Agreements. As of September 30, 2019, $2.8 billion in UPB of MSRs and related advances remain to be sold to NRZ under the PMC MSR Agreements pending receipt of required third-party consents. Ocwen and NRZ are in discussions regarding the disposition of these remaining assets.
At any time during each of the second and third years of the initial term, and subject to the payment of the applicable deboarding fee and proper notice, NRZ may terminate an amount not to exceed 25% of the underlying mortgage loans being subserviced under the PMC subservicing agreement. The PMC subservicing agreement automatically renews for successive one-year terms unless either party provides prior notice of termination in accordance with the PMC subservicing agreement. NRZ and PMC each have the ability to terminate the subservicing agreement for cause if certain specified conditions occur.

Note 11 – Receivables

	September 30, 2019	December 31, 2018
Servicing-related receivables:
Government-insured loan claims	$95,939	$105,258
Due from NRZ:
Sales and transfers of MSRs	25,531	23,757
Advance funding, subservicing fees and reimbursable expenses	7,615	30,845
Reimbursable expenses	14,282	11,508
Due from custodial accounts	2,956	9,060
Other	6,912	7,754
	153,235	188,182
Income taxes receivable	37,504	45,987
Other receivables	16,257	17,672
	206,996	251,841
Allowance for losses	(54,774)	(53,579)
	$152,222	$198,262
At September 30, 2019 and December 31, 2018, the allowance for losses relates to receivables of our Servicing business. Allowance for losses related to defaulted FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations and not subsequently sold to third-party investors (government-insured loan claims) was $53.2 million and $52.5 million at September 30, 2019 and December 31, 2018, respectively.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$50,511	$53,155	$52,497	$53,340
Provision	11,013	10,180	22,819	29,214
Charge-offs and other, net	(8,349)	(10,297)	(22,141)	(29,516)
Ending balance	$53,175	$53,038	$53,175	$53,038

Note 12 – Other Assets

	September 30, 2019	December 31, 2018
Contingent loan repurchase asset	$435,568	$302,581
Prepaid expenses	26,487	27,647
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Prepaid lender fees, net	7,157	6,589
REO	7,087	7,368
Deferred tax asset, net	6,210	5,289
Derivatives, at fair value	5,861	4,552
Security deposits	2,236	2,278
Mortgage backed securities, at fair value	2,036	1,502
Interest-earning time deposits	392	1,338
Other	5,242	5,250
	$513,449	$379,567

Note 13 – Borrowings

Match Funded Liabilities				September 30, 2019		December 31, 2018
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Dec. 2049	Dec. 2019	$29,549	3.96%	$195,451	4.06%	$216,559
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	—	—	2.99	235,000
Advance Receivables Backed Notes, Series 2018-T1 (5)	Aug. 2049	Aug. 2019	—	—	—	3.50	150,000
Advance Receivables Backed Notes, Series 2018-T2 (5)	Aug. 2050	Aug. 2020	—	—	—	3.81	150,000
Advance Receivables Backed Notes, Series 2019-T1 (5)	Aug. 2050	Aug. 2020	—	2.62	185,000	—	—
Advance Receivables Backed Notes, Series 2019-T2 (5)	Aug. 2051	Aug. 2021	—	2.53	285,000	—	—
Total Ocwen Master Advance Receivables Trust (OMART)			29,549	2.97	665,451	3.56	751,559
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (6)	Jun. 2050	Jun. 2020	37,954	3.76	22,046	5.03	26,725
			$67,503	3.00%	$687,497	3.61%	$778,284

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

(2)
Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge in accordance with their respective terms. At September 30, 2019, none of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral that had been pledged.

(3)	1ML was 2.02% and 2.50% at September 30, 2019 and December 31, 2018, respectively.

(4)
The total borrowing capacity of the Series 2015-VF5 variable notes is $225.0 million, with interest computed based on the lender’s cost of funds plus a margin. At September 30, 2019, the weighted average interest margin was 135 bps.

(5)
On August 14, 2019, we issued two fixed-rate term notes of $185.0 million (Series 2019 T-1) and $285.0 million (Series 2019-T2) with amortization dates of August 17, 2020 and August 16, 2021, respectively, for a total combined borrowing capacity of $470.0 million. The weighted average rate of the notes is 2.57% with rates on the individual classes of notes ranging from 2.42% to 4.44%. The Series 2016-T2, 2018-T1 and 2018-T2 fixed-rate term notes were all redeemed on August 15, 2019.

(6)
On June 6, 2019, we renewed this facility through June 5, 2020 and borrowing capacity was reduced from $65.0 million to $60.0 million with interest computed based on the lender’s cost of funds plus a margin. At September 30, 2019, the weighted average interest margin was 157 bps.

Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of September 30, 2019, we were the servicer of Rights to MSRs sold to NRZ pertaining to $19.2 billion in UPB, which excludes those Rights to MSRs where legal title has transferred to NRZ. NRZ’s associated outstanding servicing advances as of such date were approximately $694.6 million. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition and business could be materially and adversely affected. See Note 10 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	September 30, 2019	December 31, 2018
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$5,903,965	$5,380,448
Other Financing Liabilities
MSRs pledged (Rights to MSRs), at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	627,287	436,511
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	61,445	138,854
PMC MSR Agreements	MSRs	(4)	(4)	298,220	457,491
				986,952	1,032,856
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (5)	MSRs	(5)	Feb. 2028	59,815	65,523
Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (6)	Loans held for investment	(6)	(6)	9,987	11,012
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (6)	Loans held for investment	(6)	(6)	12,840	13,803
				22,827	24,815
Advances pledged (7)	Advances on loans	(7)	(7)	—	4,419
Total Other Financing Liabilities				1,069,594	1,127,613
				$6,973,559	$6,508,061

(1)	Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.

(2)
This financing liability has no contractual maturity or repayment schedule. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs.

(3)
This financing liability arose in connection with $54.6 million of lump sum payments received upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ in September 2017. In connection with the execution of the New RMSR Agreements in January 2018, we received a lump sum payment of $279.6 million as compensation for foregoing certain payments under the Original Rights to MSRs Agreements. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows. The expected maturity of the liability is April 30, 2020, the date through which we were scheduled to be the servicer on loans underlying the Rights to MSRs per the Original Rights to MSRs Agreements.

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

(6)
Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 4 – Securitizations and Variable Interest Entities. The holders of these certificates have no recourse against the assets of Ocwen. The certificates in the INDX 2004-AR11 Trust pay interest based on variable rates which are generally based on weighted average net mortgage rates and which range between 3.70% and 4.24% at September 30, 2019. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the INDX 2004-AR11 Trust and RAST 2003-A11 Trust have maturity dates extending through November 2034 and October 2033, respectively.

(7)
Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity. The effective interest rate is based on 1ML plus a margin of 450 bps.

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	September 30, 2019	December 31, 2018
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$332,426	$231,500
Mortgage loan warehouse facilities
Master repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 195 - 300 bps	Sep. 2020	—	109,039	74,693
Participation agreement (4)	LHFS	N/A	Jul. 2019	—	—	42,331
Participation agreement (5)	LHFS (reverse mortgages)	1ML + 250 bps; 1ML floor of 350 bps	Aug. 2020	—	19,149	8,009
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2019	101,067	98,933	30,680
Participation agreement (7)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Jan. 2020	—	3,997	—
Master repurchase agreement (8)	N/A	1ML + 170bps	N/A	—	—	—
Participation agreement (9)	LHFS	N/A	Feb. 2020	—	12,080	—
				101,067	243,198	155,713

Agency MSR financing facility (10)	MSRs	1ML + 300bps	Jun. 2020	162,388	137,612	—
				$263,455	713,236	387,213
Unamortized debt issuance costs - SSTL					(2,861)	(3,098)
Discount - SSTL					(1,446)	(1,577)
					$708,929	$382,538

Weighted average interest rate					5.19%	5.49%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, none could be used at September 30, 2019 based on the amount of eligible collateral that could be pledged.

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

(3)
The maximum borrowing under this agreement is $175.0 million, of which $100.0 million is available on a committed basis and the remainder is available at the discretion of the lender. On September 27, 2019, we renewed this facility through September 25, 2020.

(4)
Effective with the merger of Homeward Residential, Inc. (Homeward) into PMC in February 2019, an existing participation agreement with uncommitted borrowing capacity of $75.0 million was terminated. Effective with the merger of Ocwen Loan Servicing, LLC (OLS) into PMC in June 2019, the remaining participation agreement with uncommitted borrowing capacity of $175.0 million was also terminated.

(5)
Under this participation agreement, the lender provides financing for $100.0 million on an uncommitted basis. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. On August 13, 2019, we renewed this facility through August 14, 2020.

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

(10)
On July 1, 2019, PMC entered into a financing facility that is secured by certain Fannie Mae and Freddie Mac MSRs. In connection with this facility, PMC entered into repurchase agreements pursuant to which PMC sold trust certificates representing certain indirect economic interests in the MSRs and agreed to repurchase such trust certificates at a future date at the repurchase price set forth in the repurchase agreements. PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. The maximum amount which we may borrow pursuant to the repurchase agreements is $300.0 million on a committed basis. The lender earns the stated interest rate of 1ML plus a margin of 300 bps. See Note 4 – Securitizations and Variable Interest Entities for additional information.

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			September 30, 2019	December 31, 2018
Senior unsecured notes:
PHH (1)	7.375%	Sep. 2019	$—	$97,521
PHH (2)	6.375%	Aug. 2021	21,543	21,543
			21,543	119,064
Senior secured notes	8.375%	Nov. 2022	291,509	330,878
			313,052	449,942
Unamortized debt issuance costs			(1,694)	(2,075)
Fair value adjustments (2)			(570)	860
			$310,788	$448,727

(1)	On September 2, 2019, we redeemed all of the Senior unsecured notes due in September 2019, at a redemption price of 100.0% of the outstanding principal balance plus accrued and unpaid interest.

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
During July and August 2019, we repurchased a total of $39.4 million of our 8.375% Senior secured notes in the open market for a price of $34.3 million. We recognized a gain of $5.1 million on these repurchases which is reported in Gain on repurchases of senior secured notes in the unaudited consolidated statement of operations.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. At September 30, 2019, the S&P issuer credit rating for Ocwen was “B-”. On June 1, 2019, OLS, the borrower under the SSTL and 8.375% Senior secured notes, merged with PMC which became the successor obligor for these borrowings. As a result, on July 3, 2019, S&P withdrew the ratings of OLS and assigned a B- issuer credit rating to PMC. On September 11, 2019 Moody’s withdrew the Caa1 corporate family rating of Ocwen as it no longer maintained any rated debt outstanding and issued a corporate family rating of Caa1 with negative outlook to PMC. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
As of September 30, 2019, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $200.0 million in consolidated tangible net worth, as defined, under certain of our match funded debt and mortgage warehouse agreements. The most restrictive liquidity requirements were for a minimum of $100.0 million in consolidated liquidity, as defined, under certain of our match funded debt and mortgage warehouse agreements.
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
We believe we were in compliance with all of the qualitative and quantitative covenants in our debt agreements as of the date of these financial statements.
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at September 30, 2019:

		Collateral for Secured Borrowings
	Total Assets	Match Funded Liabilities	Financing Liabilities / Other Secured Borrowings	Mortgage Loan Warehouse Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$345,084	$—	$—	$—	$—	$345,084
Restricted cash	58,661	13,625	100	3,401	41,535	—
MSRs (3)	1,455,553		1,178,968	—	11,338	265,247
Advances, net	212,684	—		—	28,765	183,919
Match funded advances	825,760	825,760	—	—	—	—
Loans held for sale	275,579	—	—	203,023	—	72,556
Loans held for investment	6,073,687	—	5,983,786	48,007	—	41,894
Receivables, net	152,222	—	—	23,444	—	128,778
Premises and equipment, net	43,974	—	—	—	—	43,974
Other assets	513,449	—	—	4,246	452,977	56,226
Total assets	$9,956,653	$839,385	$7,162,854	$282,121	$534,615	$1,137,678

(1)
Sales and Other Commitments include MSRs and related advances committed under sale agreements, Restricted cash and deposits held as collateral to support certain contractual obligations, and Contingent loan repurchase assets related to the Ginnie Mae EBO program for which a corresponding liability is recognized in Other liabilities.

(2)
The borrowings under the SSTL are secured by a first priority security interest in substantially all of the assets of Ocwen, PHH, PMC and the other guarantors thereunder, excluding among other things, 35% of the voting capital stock of foreign subsidiaries, securitization assets and equity interests of securitization entities, assets securing permitted funding indebtedness and non-recourse indebtedness, REO assets, as well as other customary carve-outs (collectively, the Collateral). The Collateral is subject to certain permitted liens set forth under the SSTL and related security agreement. The Senior Secured Notes are guaranteed by Ocwen and the other guarantors that guarantee the SSTL, and the borrowings under the Senior Secured Notes are secured by a second priority security interest in the Collateral. Assets securing borrowings under the SSTL and Senior Secured Notes may include amounts presented in Other as well as certain assets presented in Collateral for Secured Borrowings and Sales and Other Commitments, subject to permitted liens as defined in the applicable debt documents. The amounts presented here may differ in their calculation and are not intended to represent amounts that may be used in connection with covenants under the applicable debt documents.

(3)
MSRs pledged as collateral for secured borrowings includes MSRs pledged to NRZ in connection with the Rights to MSRs transactions which are accounted for as secured financings and MSRs securing the financing facility PMC entered into on July 1, 2019.

Note 14 – Other Liabilities

	September 30, 2019	December 31, 2018
Contingent loan repurchase liability	$435,568	$302,581
Other accrued expenses	76,693	99,739
Due to NRZ - Advance collections and servicing fees	63,304	53,001
Liability for indemnification obligations	56,057	51,574
Servicing-related obligations	66,567	41,922
Lease liability	48,246	—
Accrued legal fees and settlements	38,959	62,763
Checks held for escheat	31,984	20,686
Liability for uncertain tax positions	15,577	13,739
Accrued interest payable	13,840	7,209
Liability for unfunded pension obligation	11,840	12,683
Liability for mortgage insurance contingency	6,820	6,820
Derivatives, at fair value	3,319	4,986
Deferred revenue	2,187	4,441
Other	23,734	21,492
	$894,695	$703,636

Accrued Legal Fees and Settlements	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$53,072	$54,295	$62,763	$51,057
Net accrual for probable losses (1)	1,866	995	770	10,777
Payments (2)	(11,667)	(460)	(22,174)	(8,103)
Issuance of common stock in settlement of litigation (3)	—	—	—	(5,719)
Net increase (decrease) in accrued legal fees	(4,312)	(1,450)	(2,464)	3,282
Other	—	—	64	2,086
Ending balance	$38,959	$53,380	$38,959	$53,380

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

Note 15 – Derivative Financial Instruments and Hedging Activities
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of, or during the nine months ended September 30, 2019 and 2018:

	IRLCs	Interest Rate Risk
		MSR Hedging	IRLCs and Loans Held for Sale	Borrowings
		TBA / Forward MBS Trades	Forward Trades	Interest Rate Caps
Notional balance at September 30, 2019	$173,616	$700,000	$9,763	$57,083

Maturity	Oct. 2019 - Dec. 2019	Dec. 2019	Dec. 2019	Oct. 2019 - May 2020

Fair value of derivative assets (liabilities) at:
September 30, 2019	$4,781	$887	$(3,126)	$—
December 31, 2018	3,871	—	(4,983)	678

Gains (losses) on derivatives during the nine months ended:	Gain on loans held for sale, net	MSR valuation adjustments, net	Gain on loans held for sale, net	Other, net
September 30, 2019	$401	$322	$(3,344)	$(358)
September 30, 2018	137	$—	2,082	(308)
We report derivatives at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets. Derivative instruments are generally entered into as economic hedges against changes in the fair value of a recognized asset or liability and are not designated as hedges for accounting purposes. We report the changes in fair value of such derivative instruments in the same line item in the unaudited consolidated statement of operations as the changes in fair value of the related asset or liability. For all other derivative instruments not designated as a hedging instrument, we report changes in fair value in Other, net.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. We have not entered into any forward exchange contracts during the reported periods to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. Foreign currency remeasurement exchange losses were $0.1 million and $0.1 million, and 2.0 million and $4.7 million, during the three and nine months ended September 30, 2019 and 2018, respectively, and are reported in Other, net in the unaudited consolidated statements of operations. The losses in the 2018 periods are primarily attributed to depreciation of the India Rupee against the U.S. Dollar.
Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds, among other factors. Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio to interest rate changes. We define our net MSR portfolio exposure as follows:

•	our more interest rate-sensitive Agency MSR portfolio,

•	less the Agency MSRs subject to our agreements with NRZ (See Note 10 — Rights to MSRs),

•	less the asset value for securitized HECM loans, net of the corresponding HMBS-related liability, and

•	less the net value of our held for sale loan portfolio and interest rate lock commitments (pipeline).
We determine and monitor daily a hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At September 30, 2019, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure.

We use forward trades of MBS or Agency TBAs with different banking counterparties as hedging instruments that are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our unaudited consolidated statements of operations.
The TBAs are subject to margin requirements. Ocwen may be required to post or may be entitled to receive cash collateral with its counterparties, based on daily value changes of the instruments. Changes in market factors, including interest rates, and our credit rating could require us to post additional cash collateral and could have a material adverse impact on our financial condition and liquidity.
Interest Rate Lock Commitments
A loan commitment binds us (subject to the loan approval process) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The borrower is not obligated to obtain the loan; thus, we are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. Our interest rate exposure on these derivative loan commitments had previously been economically hedged with freestanding derivatives such as forward contracts. Beginning in September 2019, this exposure is not individually hedged, but rather used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
Loans Held for Sale, at Fair Value
Mortgage loans held for sale that we carry at fair value are subject to interest rate and price risk from the loan funding date until the date the loan is sold into the secondary market. Generally, the fair value of a loan will decline in value when interest rates increase and will rise in value when interest rates decrease. To mitigate this risk, we had previously entered into forward MBS trades to provide an economic hedge against those changes in fair value on mortgage loans held for sale. Forward MBS trades were primarily used to fix the forward sales price that would be realized upon the sale of mortgage loans into the secondary market. Beginning in September 2019, this exposure is not individually hedged, but rather used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
Match Funded Liabilities
As required by certain of our advance financing arrangements, we have purchased interest rate caps to minimize future interest rate exposure from increases in the interest on our variable rate debt as a result of increases in the index, such as 1ML, which is used in determining the interest rate on the debt. We currently do not hedge our fixed-rate debt.

Note 16 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Financing liabilities
NRZ (1)	$256,416	$36,717	$303,301	$111,256
Other financing liabilities	414	1,305	2,306	3,849
	256,830	38,022	305,607	115,105
Senior notes	8,039	7,452	25,053	22,355
Other secured borrowings	12,504	6,958	29,627	23,190
Match funded liabilities	6,165	7,229	20,862	24,491
Other	2,384	1,627	6,789	4,460
	$285,922	$61,288	$387,938	$189,601

(1)	Amount includes the change in fair value of the Financing Liabilities - MSRs Pledged, at fair value. See Note 10 — Rights to MSRs.

Note 17 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the three and nine months ended September 30, 2019 and 2018, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and Diluted loss per share
Net loss attributable to Ocwen stockholders	$(42,767)	$(41,147)	$(176,998)	$(68,430)

Weighted average shares of common stock — basic and diluted	134,595,798	133,912,425	134,329,321	133,632,905

Basic and Diluted loss per share	$(0.32)	$(0.31)	$(1.32)	$(0.51)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	2,953,132	4,057,937	3,343,052	5,684,663
Market-based (2)	902,204	645,984	902,204	645,984

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
Lending. The Lending segment purchases and originates conventional and government-insured residential forward and reverse mortgage loans. The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. We originate forward mortgage loans directly with customers (retail channel) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels.
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
Financial information for our segments is as follows:

	Three Months Ended September 30, 2019
Results of Operations	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Revenue	$250,224	$29,502	$3,789	$283,515

Expenses (1) (2)	890	20,665	23,169	44,724

Other (expense) income:
Interest income	2,105	1,688	336	4,129
Interest expense (3)	(268,545)	(2,133)	(15,244)	(285,922)
Gain on repurchase of senior secured notes	—	—	5,099	5,099
Other	3,917	498	(4,829)	(414)
Other (expense) income, net	(262,523)	53	(14,638)	(277,108)

(Loss) income before income taxes	$(13,189)	$8,890	$(34,018)	$(38,317)

	Three Months Ended September 30, 2018
Results of Operations	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Revenue	$217,630	$16,917	$3,731	$238,278

Expenses (1) (2)	185,077	18,954	13,495	217,526

Other (expense) income:
Interest income	2,242	1,255	466	3,963
Interest expense (3)	(47,359)	(1,437)	(12,492)	(61,288)
Other	(1,335)	154	(2,519)	(3,700)
Other (expense) income, net	(46,452)	(28)	(14,545)	(61,025)

Loss before income taxes	$(13,899)	$(2,065)	$(24,309)	$(40,273)

	Nine months ended September 30, 2019
Results of Operations	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Revenue	$752,010	$99,386	$10,345	$861,741

Expenses (1) (2) (4)	556,874	63,021	36,428	656,323

Other (expense) income:
Interest income	6,270	4,783	1,471	12,524
Interest expense (3)	(337,435)	(5,200)	(45,303)	(387,938)
Gain on repurchase of senior secured notes	—	—	5,099	5,099
Bargain purchase gain	—	—	(381)	(381)
Other	6,332	1,161	(5,949)	1,544
Other (expense) income, net	(324,833)	744	(45,063)	(369,152)

(Loss) income before income taxes	$(129,697)	$37,109	$(71,146)	$(163,734)

	Nine months ended September 30, 2018
Results of Operations	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Revenue	$674,233	$65,116	$12,767	$752,116

Expenses (1) (2)	523,061	57,036	49,580	629,677

Other (expense) income:
Interest income	4,136	4,107	1,775	10,018
Interest expense (3)	(144,551)	(4,855)	(40,195)	(189,601)
Other	(2,089)	774	(5,254)	(6,569)
Other (expense) income, net	(142,504)	26	(43,674)	(186,152)

Income (loss) before income taxes	$8,668	$8,106	$(80,487)	$(63,713)

(1)	Expenses in the Servicing segment includes MSR valuation adjustments, net.

(2)
Compensation and benefits expense in the Corporate Items and Other segment for the three and nine months ended September 30, 2019 and 2018 includes $(0.1) million and $19.1 million, and $0.3 million, and $7.5 million, respectively, of severance expense attributable to PHH integration-related headcount reductions of primarily U.S.-based employees in 2019 and severance expense attributable to headcount reductions in connection with our strategic decisions to exit the automotive capital services business and the forward lending correspondent and wholesale channels in late 2017 and early 2018, as well as our overall efforts to reduce costs.

(3)	Interest expense in the Servicing segment includes changes in the fair value of the Financing liability - MSRs pledged (Rights to MSRs).

(4)
Included in the Corporate Items and Other segment for the nine months ended September 30, 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million during the first quarter of 2019 of amounts previously recognized as expense.

Total Assets	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
September 30, 2019	$3,227,245	$6,225,394	$504,014	$9,956,653

December 31, 2018	$3,306,208	$5,603,481	$484,527	$9,394,216

September 30, 2018	$2,726,905	$5,385,437	$348,695	$8,461,037

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Three months ended September 30, 2019
Depreciation expense	$105	$(32)	$6,386	$6,459
Amortization of debt discount	—	—	330	330
Amortization of debt issuance costs	—	—	816	816

Three months ended September 30, 2018
Depreciation expense	$1,035	$23	$4,500	$5,558
Amortization of debt discount	—	—	235	235
Amortization of debt issuance costs	—	—	599	599

Nine months ended September 30, 2019
Depreciation expense	$1,674	$49	$24,297	$26,020
Amortization of debt discount	—	—	1,031	1,031
Amortization of debt issuance costs	—	—	2,268	2,268

Nine months ended September 30, 2018
Depreciation expense	$3,647	$77	$14,475	$18,199
Amortization of debt discount	—	—	941	941
Amortization of debt issuance costs	—	—	2,261	2,261

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
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These laws and regulations apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of, and interest payments on, escrow balances and escrow payment features and fees assessed on borrowers, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, including through CFPB interpretive bulletins and other regulatory pronouncements. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. Over the past decade, the general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers. New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, they could materially and adversely affect our business and our financial condition, liquidity and results of operations.
As further described below and in Note 21 – Contingencies, in recent years Ocwen has entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. For example, we made various commitments relating to the process of transferring loans off the REALServicing servicing system and onto the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP), we have engaged a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to the escrow of mortgage loan payments, we have revised various aspects of our complaint handling processes and we have extensive review and reporting obligations to various regulatory bodies with respect to various matters, including our financial condition. We devote significant management time and resources to compliance with these additional requirements. These requirements are generally unique to Ocwen and, while certain of our competitors may have entered into regulatory-related settlements of their own, our competitors are generally not subject to either the same specific or the same breadth of additional requirements to which we are subject.
Ocwen has various subsidiaries that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate, and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at September 30, 2019.
PMC and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with applicable net worth requirements at September 30, 2019. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the total UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $233.9 million and PMC’s net worth was $307.0 million at September 30, 2019.
In addition, a number of foreign laws and regulations apply to our operations outside of the U.S., including laws and regulations that govern licensing, privacy, employment, safety, taxes and insurance and laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with these laws and regulations could result in adverse actions against us, including (i) restrictions on our operations in these countries, (ii) fines, penalties or sanctions or (iii) reputational damage.
New York Department of Financial Services. In March 2017, we entered into a consent order with the NY DFS (the 2017 NY Consent Order) that provided for the termination of the engagement of a monitor appointed pursuant to an earlier 2014 consent order and for us to address certain concerns raised by the NY DFS that primarily relate to our servicing operations, as well as for us to comply with certain reporting and other obligations. In addition, in connection with the NY DFS’ approval in September 2018, of our acquisition of PHH, we agreed to satisfy certain post-closing requirements, including reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto Black Knight MSP and certain requirements with respect to the evaluation and supervision of management of both Ocwen Financial Corporation and PHH Mortgage Corporation. In addition, we were prohibited from boarding any additional loans onto the REALServicing system and we were required to transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also modified a preexisting restriction on our ability to acquire MSRs such that the restriction applies only to New York loans and, with respect to New York loans, provides that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year (based on the unpaid principal balance of loans serviced at the prior calendar year-end). This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs. As of September 30, 2019, we have transferred all loans onto Black Knight MSP and no longer service any loans on the REALServicing system.
We continue to work with the NY DFS to address matters they continue to raise with us as well as to fulfill our commitments under the 2017 NY Consent Order and PHH acquisition conditional approval. To the extent that we fail to address adequately any concerns raised by the NY DFS or fail to fulfill our commitments to the NY DFS, the NY DFS could take regulatory action against us, including imposing fines or penalties or otherwise further restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition, liquidity and results of operations.
California Department of Business Oversight. In January 2015, OLS entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination. In February 2017, we entered into another consent order with the CA DBO (the 2017 CA Consent Order) that terminated the 2015 CA Consent Order and resolved open matters between us and the CA DBO. We believe that we have completed those obligations of the 2017 CA Consent Order that have already come due, and we have so notified the CA DBO. We have certain remaining reporting and other obligations under the 2017 CA Consent Order. Pursuant to the 2017 CA Consent Order, the CA DBO has engaged a third-party administrator who, at the expense of the CA DBO, has commenced work to confirm that Ocwen has completed certain commitments under the 2017 CA Consent Order. Still outstanding, however, is confirmation of our completion of $198.0 million in debt forgiveness for California borrowers by June 30, 2019. We believe that we fulfilled this requirement during the first quarter of 2019. However, our completion of this requirement is subject to testing by the CA DBO’s third-party administrator who must confirm, among other things, that modified loans have remained current for specified time periods. If we are unable to satisfy this requirement or obtain an extension, the 2017 CA Consent Order obligates us to pay the remaining amount to the CA DBO in cash. Our debt forgiveness activities take place as we modify loans - our loan modifications are designed to be sustainable for homeowners while providing a net present value for mortgage loan investors that is superior to that of foreclosure. Debt forgiveness as part of a loan modification is determined on a case-by-case basis in accordance with the applicable servicing agreement. Debt forgiveness does not involve an expense to Ocwen other than the operating expense incurred in arranging the modification, which is part of Ocwen’s role as loan servicer. If the CA DBO were to allege that we failed to comply with our obligations under the 2017 CA Consent Order or that we otherwise were in breach of applicable laws, regulations or licensing requirements, the CA DBO could also take regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition, liquidity and results of operations.

Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion at September 30, 2019. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $140.6 million and $33.0 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2019. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.

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

	Nine Months Ended September 30, 2019
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	10	$2,047	252	$14,833	262	$16,880
Additions (1)	46	12,255	190	16,472	236	28,727
Recoveries, net (2)	(23)	(8,826)	(223)	(8,875)	(246)	(17,701)
Transfers	(3)	(1,137)	3	1,137	—	—
Changes in value	—	7	—	(1,686)	—	(1,679)
Ending balance	30	$4,346	222	$21,881	252	$26,227

(1)	Total repurchases during the nine months ended September 30, 2019 includes 53 loans totaling $10.9 million related to MCA repurchases.

(2)	Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
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
The Binding Term Sheet also amends certain provisions in the Services Agreements. After certain conditions have been met and where Ocwen has the right to select the services provider, Ocwen will use Altisource to provide the types of services that Altisource currently provides under the Services Agreements for at least 90% of services for all portfolios for which Ocwen is the servicer or subservicer, except that Altisource will be the provider for all such services for the portfolios: (i) acquired by Ocwen pursuant to loan servicing under agreements from Homeward (acquired in 2012) or assigned and assumed by Ocwen from Residential Capital, LLC, et al (assets acquired in 2013); and (ii) acquired from Ocwen, excluding certain portfolios in which PHH has an interest, by NRZ or its affiliates prior to the date of the Binding Term Sheet. Notwithstanding the foregoing, Altisource will be the provider of mortgage charge-off collections services under the Services Agreements. On July 1, 2019, Altisource sold its mortgage charge-off collections business to Transworld Systems Inc. The Binding Term Sheet also sets forth a framework for negotiating additional service level changes in the future. As specified in the Binding Term Sheet, if Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to Altisource’s right to cure. For certain claims arising from referrals received by Altisource after the effective date of the Binding Term Sheet, the provisions include reciprocal indemnification obligations in the event of negligence by either party and Altisource’s indemnification of Ocwen in the event of any breach by Altisource of its obligations under the Services Agreements. The limitations of liability provisions include an exception for losses either party suffers as a result of third-party claims.
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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others and those brought by commercial counterparties, including claims by parties to whom we have sold MSRs or other assets or those on whose behalf we service mortgage loans.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience, claims related to ancillary products marketed and sold to borrowers, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience violate the FDCPA, (2) we violated the TCPA by using an automated telephone dialing system to call class members’ cell phones without their consent, (3) we committed securities fraud in connection with certain of our public disclosures, (4) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law, (5) the solicitation and marketing to borrowers of certain ancillary products was unfair and deceptive, (6) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans and (7) certain legacy mortgage reinsurance arrangements violated RESPA. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
In view of the inherent difficulty of predicting the outcome of any threatened or pending legal proceedings, particularly where the claimants seek very large or indeterminate damages, including punitive damages, or where the matters present novel legal theories or involve a large number of parties, we generally cannot predict what the eventual outcome of such proceedings will be, what the timing of the ultimate resolution will be, or what the eventual loss, if any, will be. Any material adverse resolution could materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $39.0 million at September 30, 2019. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2019.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC (N.D. Ala.). The plaintiffs sought statutory damages under the FDCPA, compensatory damages and injunctive relief. We subsequently entered into an agreement in principle to resolve this matter, and in August 2019, the court granted final approval of the class settlement. While we believe we had sound legal and factual defenses, we agreed to this settlement in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of our senior management that such litigation would involve. Our accrual with respect to this matter is included in the $39.0 million legal and regulatory accrual referenced above.
Ocwen has been named in putative class actions and individual actions related to its compliance with the TCPA. Generally, plaintiffs in these actions allege that Ocwen knowingly and willfully violated the TCPA by using an automated telephone dialing system to call individuals’ cell phones without their consent. In July 2017, Ocwen entered into an agreement in principle to resolve two such putative class actions, which have been consolidated in the United States District Court for the Northern District of Illinois. See Snyder v. Ocwen Loan Servicing, LLC (N.D. Ill.); Beecroft v. Ocwen Loan Servicing, LLC (N.D. Ill.). In October 2017, the court preliminarily approved the settlement and, thereafter, we paid a settlement amount into an escrow account held by the settlement administrator. However, in September 2018, the Court denied the motion for final approval. In November 2018, the parties engaged in mediation to address the issues raised by the Court in its denial order. The parties thereafter reached agreement on a revised settlement. In June 2019, the court entered an order approving the settlement, and Ocwen is taking steps to satisfy its settlement obligations. The settlement provides for the establishment of a settlement fund to be distributed to class members that submit claims for settlement benefits pursuant to a claims administration process. While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to the settlement in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve.
Ocwen is also involved in a related TCPA class action that involves claims against trustees of RMBS trusts based on vicarious liability for Ocwen’s alleged non-compliance with the TCPA. The trustees have indicated they may seek indemnification from Ocwen based on the vicarious liability claims. Additional lawsuits have been and may be filed against us in relation to our TCPA compliance. Our accrual with respect to TCPA matters is included in the $39.0 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, above the amount accrued or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
We have settled two “opt-out” securities fraud actions brought on behalf of certain putative shareholders of Ocwen based on allegations in connection with the restatements of our 2013 and first quarter 2014 financial statements, among other matters. See Brahman Partners et al. v. Ocwen Financial Corporation et al. (S.D. Fla.) and Owl Creek et al. v. Ocwen Financial Corporation et al. (S.D. Fla.). Both of these cases were dismissed with prejudice in February 2019.
We have previously disclosed that as a result of the federal and state regulatory actions taken in April 2017 and shortly thereafter, which are described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance, among other matters. Those lawsuits were consolidated in the United States District Court for the Southern District of Florida in the matter captioned Carvelli v. Ocwen Financial Corporation et al. (S.D. Fla.). In April 2018, the court in Carvelli granted our motion to dismiss, and dismissed the consolidated case with prejudice. Plaintiffs thereafter filed a notice of appeal with the Court of Appeals for the Eleventh Circuit, and a hearing took place in June 2019. In August 2019, the Court of
Appeals affirmed the district court’s ruling dismissing the consolidated case with prejudice. Plaintiffs have until November 13,
2019 to appeal to the United States Supreme Court. Ocwen and the other defendants intend to defend themselves vigorously. Additional lawsuits may be filed against us in relation to these matters. At this time, Ocwen is unable to predict the outcome of this existing lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. If additional lawsuits are filed, Ocwen intends to vigorously defend itself against such lawsuits. If our efforts to defend the existing lawsuit or any future lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Ocwen has, however, been impleaded as a third-party defendant into five consolidated loan repurchase cases first filed against Nomura Credit & Capital, Inc. in 2012 and 2013. Ocwen is vigorously defending itself in those cases against allegations by the mortgage loan seller-defendant that Ocwen failed to inform its contractual counterparties that it had discovered defective loans in the course of servicing them and had otherwise failed to service the loans in accordance with accepted standards. Ocwen is unable at this time to predict the ultimate outcome of these matters, the possible loss or range of loss, if any, associated with the resolution of these matters or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, reputation, financial condition, liquidity and results of operations could be adversely affected.
In addition, several RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificateholders, or, under certain circumstances, that the RMBS investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, reputation, financial condition, liquidity and results of operations.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. In September 2019, the court issued a ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the CFPB engaged in impermissible “shotgun pleading,” holding that the CFPB must amend its complaint to specifically allege and distinguish the facts between all claims. The CFPB filed an amended complaint in October 2019, and we filed our answer and affirmative defenses on November 1, 2019
Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. Our accrual with respect to this matter is included in the $39.0 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including completing the transfer of loans to Black Knight MSP, developing and implementing certain enhancements to our consumer complaint process, engaging a third-party auditor who has completed the initial testing phase of its escrow review, and complying with our other information sharing and reporting obligations.
In April 2017 and shortly thereafter, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. In September 2019, the court issued its ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the plaintiffs engaged in impermissible “shotgun pleading,” holding that the plaintiffs must amend their complaint to specifically allege and distinguish the facts between all claims. The plaintiffs filed an amended complaint on November 1, 2019. We are reviewing and planning our response to the amended complaint. We believe we have factual and legal defenses to the allegations raised in this lawsuit and are vigorously defending ourselves. The outcome of this lawsuit, whether through a negotiated settlement, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. Our accrual with respect to this matter is included in the $39.0 million litigation and regulatory matters accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount currently accrued.
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
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $39.0 million litigation and regulatory matters accrual referenced above. We have also incurred, and will continue to incur costs to comply with the terms of the settlements we have entered into, including the costs of conducting an escrow review, Maryland organizational assessments and Massachusetts data integrity audits, and costs relating to the transition to Black Knight MSP. With respect to the escrow review, although the initial testing phase is now complete, the third-party auditor continues its work, including drafting its final report. To the extent that errors that have been identified require remediation, we will incur costs in connection with remediating those errors. In addition, it is possible that legal or other actions could be taken against us with respect to such errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
In our lending business, we have exposure to indemnification risks and repurchase requests. In our servicing business, claims alleging that we did not comply with our servicing obligations may require us to repurchase mortgage loans, make whole or otherwise indemnify investors or other parties. If home values were to decrease, our realized losses from loan repurchases and indemnifications may increase as well. As a result, our liability for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell, or where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related liability, our business, financial condition and results of operations could be adversely affected.
We have exposure to origination representation, warranty and indemnification obligations relating to our lending, sales and securitization activities. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon loan sale or collateral liquidation as well as current market conditions. We have exposure to servicing representation, warranty and indemnification obligations relating to our servicing practices. We record an accrual for a loss contingency if the loss contingency is probable and the amount can be reasonably estimated. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of our historical losses and other qualitative factors including ongoing dialogue and experience with our counterparties.
At September 30, 2019 and September 30, 2018, we had outstanding representation and warranty repurchase demands of $49.9 million UPB (289 loans) and $26.5 million UPB (160 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Nine Months Ended September 30,
	2019	2018
Beginning balance (1)	$49,267	$19,229
Provision (reversal) for representation and warranty obligations	(10,367)	4,443
New production reserves	186	259
Charge-offs and other (2) (3)	14,887	(6,824)
Ending balance (1)	$53,973	$17,107

(1)
The liability for representation and warranty obligations and compensatory fees for foreclosures is reported in Other liabilities (a component of Liability for indemnification obligations) on our unaudited consolidated balance sheets.

(2)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.

(3)	Includes $18.0 million liability for representation and warranty obligations as of September 30, 2019 related to sold advances previously presented as allowance for losses. See Note 7 – Advances.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2019.
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

OVERVIEW
General
We are a financial services company that services and originates loans. The majority of our revenues are generated from our residential mortgage servicing business. At September 30, 2019, our residential mortgage servicing portfolio consisted of 1,451,653 loans with a UPB of $216.8 billion. In our lending business, we originate, purchase, sell and securitize conventional and government-insured forward and reverse mortgage loans. During the nine months ended September 30, 2019, our lending business originated or purchased forward and reverse mortgage loans with a UPB of $586.0 million and $470.6 million, respectively.
We have established a set of key business initiatives to achieve our objective of returning to profitability.
First, we have successfully executed the acquisition of PHH Corporation and continue our planned integration of PHH’s business with ours. We have fully transitioned our servicing onto the Black Knight MSP servicing system which includes loan boarding, payment processing, escrow administration, and default management, among other functions. We have reduced total staffing levels significantly. We have successfully vacated five U.S. facilities and expect to close the last U.S. facility scheduled for closure by the end of 2019. We have completed the mergers of two of our primary licensed operating entities, Homeward and OLS into PMC, with PMC being the surviving corporation. We believe our acquisition of PHH provided us with the opportunity to transform into a stronger, more efficient company better able to serve our customers and clients and positioned us to execute on strategies to enable a return to profitability.
Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process. Our cost re-engineering plan addresses organizational, process and control redesign and automation, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Our initiatives are targeted at increasing the degree of automation of our processes, leveraging our single servicing platform and technology, and through innovation. We believe these steps are necessary in order to simplify our operations and drive stronger financial performance.
Third, we must manage the size of our servicing portfolio through expanding our lending business and permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets. During the nine months ended September 30, 2019, we closed MSR acquisitions with $11.9 billion UPB. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We also executed on our plans to re-enter the forward lending correspondent channel in the second quarter of 2019 and we continue to pursue a number of other MSR acquisition options, including driving improved recapture rates within our existing servicing portfolio. In addition to our organic growth initiatives in lending, we have been actively engaged in evaluating opportunities to acquire complimentary lending businesses that can generate significant volume through mortgage lending cycles and provide a sustainable MSR source.
Fourth, we must manage our balance sheet to ensure adequate liquidity and provide a solid platform for executing on our other key business initiatives. On July 1, 2019, we established a financing facility secured by MSRs that provides up to $300.0 million in committed borrowing capacity. We believe this facility will enable the funding of the majority of our near term MSR acquisition initiatives. We intend to extend, renew or replace our SSTL Facility Agreement that matures in December 2020 and must evaluate capital structure options that we believe will most effectively allow us to execute on our business plan.
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
In recent periods, Ocwen has incurred significant losses as a result of declines in the fair value of our MSRs. Further interest rate decreases, prepayment speed increases or changes to other fair value inputs or assumptions could result in further fair value declines and hamper our ability to return to profitability. Starting in September 2019, we have implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further information.
Our ability to execute on these key business initiatives is not certain and is dependent on the successful execution of several complex actions, including our ability to grow our lending business and acquire MSRs with appropriate financial return targets and execute on further organizational redesign and headcount reductions, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our cost re-engineering efforts, and our ability to renew, replace or extend our debt agreements in the ordinary course, including our SSTL. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
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
Financial Overview
The table below presents an overview of our financial results and selected data.

In millions (except for headcount data and unless otherwise noted)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Total revenue	$283.5	$238.3	19%	$861.7	$752.1	15%
MSR valuation adjustments, net	134.6	(41.4)	(425)	(121.7)	(91.7)	33
Operating expenses	(179.3)	(176.1)	2	(534.6)	(538.0)	(1)
Interest expense	(285.9)	(61.3)	366	(387.9)	(189.6)	105
Loss before income taxes	(38.3)	(40.3)	(5)	(163.7)	(63.7)	157
Net loss	(42.8)	(41.1)	4	(177.0)	(68.3)	159

Average UPB serviced (in billions)	$221.1	$164.1	35	$238.4	$170.2	40
Total loan production	$412.2	$319.8	29	$1,056.6	$1,069.4	(1)
Average employment	5,988	6,557	(9)	6,594	6,964	(5)
Ocwen reported a net loss of $42.8 million in the third quarter of 2019.
Total revenue was $283.5 million for the third quarter of 2019, an increase of $45.2 million or 19% compared to the same period in 2018. The increase in total revenue is mostly driven by a higher average UPB serviced and the related mix of servicing versus subservicing, partially offset by fewer borrower loan modifications. The 35% increase in our average servicing portfolio UPB from $164.1 billion in the third quarter of 2018 to $221.1 billion in the third quarter of 2019 is mainly due to the acquisition of PHH in October 2018 and, to a lesser extent our bulk MSR acquisitions, partially offset by the runoff of the portfolio.
Operating expenses, representing our Total expenses less MSR valuation adjustments, net, were mostly flat compared with the 2018 periods prior to the acquisition of PHH, with $179.3 million recognized for the third quarter of 2019 compared to $176.1 million for the third quarter of 2018. Operating expenses in the third quarter of 2019 included re-engineering costs of $18.3 million. In addition, operating expenses in the third quarter of 2018 did not include the operating expenses of PHH as we closed the acquisition in October 2018. Accordingly, while the operating expenses for the third quarter in 2019 remain mostly flat compared with 2018, the incremental operating expenses of the integrated PHH business and the re-engineering costs were mostly offset by significant expense reductions across the business. Similarly, the reduction of our workforce by 9% compared with the third quarter 2018 is net of the increase in employment associated with the acquisition of PHH.
Ocwen reported a net $134.6 million gain in MSR valuation adjustments, net in the third quarter of 2019. The gain is mostly driven by $256.9 million favorable assumption updates by our third party valuation experts partially offset by $67.6 million valuation loss due to the decline in interest rates and $54.7 million of portfolio runoff. The assumption fair value gains related mostly to our non-Agency MSR portfolio due to continued improved collateral performance confirmed by recent market trade activity. $925.5 million of our MSRs at September 30, 2019 have been sold under different agreements that did not qualify for sale accounting treatment and, therefore are reported as MSR assets, pledged at fair value together with an associated liability for the MSR secured borrowing at fair value. Because both pledged MSRs and the associated MSR secured borrowing liability are measured at fair value, changes in fair value largely offset each other, although they are separately presented in our statement of operations, as MSR valuation adjustments, net and interest expense, respectively. The following table summarizes the fair value change impact on our statement of operations of our total MSRs and Financing liability-MSRs pledged during the third quarter of 2019:

In millions	Total Change in Fair Value	Runoff	Interest Rate Change	Assumption Updates
MSR valuation adjustments, net	$134.6	$(54.7)	$(67.6)	$256.9
Interest expense (Financing liability-MSRs pledged) (1)	(171.4)	27.1	36.5	(235.0)
Total	$(36.8)	$(27.6)	$(31.1)	$21.9

(1)
Includes changes in fair value, including runoff and settlement, of the NRZ related MSR secured borrowing under the Original Rights to MSRs Agreements and PMC MSR Agreements. See Note 10 — Rights to MSRs for further information.

The total change in fair value of both the MSR and the associated MSR secured borrowing was a $36.8 million loss for the third quarter of 2019, explained by $27.6 million of portfolio runoff, a $31.1 million loss related to the impact of interest rate declines partially offset by a $21.9 million gain due to valuation assumption updates. The net $21.9 million impact of the favorable valuation assumption updates mostly related to our non-Agency MSR portfolio and resulted from an average price increase of 47% in the quarter ended September 30, 2019, with the following non-Agency assumption changes made by our valuation experts (see Note 5 – Fair Value for additional information):

	September 30, 2019	June 30, 2019
Weighted average prepayment speed	12.2%	15.5%
Weighted average delinquency rate	26.3%	27.2%
Advance financing cost	5-year swap plus 2.00%	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap minus 0.50%	5-yr swap minus 0.50%
Weighted average discount rate	11.3%	12.6%
Weighted average cost to service (in dollars)	$277	$295
Interest expense was $285.9 million for the third quarter of 2019. Interest expense included $171.4 million related to changes in fair value of our MSR secured financing, which was comprised of a $235.0 million loss due to assumption updates, mostly related to non-Agency MSRs, partially offset by a favorable valuation change due to $36.5 million interest rate decline and $27.1 million gain due to runoff. As described above, because we record both our MSRs and the associated MSR secured financing liabilities at fair value, the changes in fair value of the MSR secured financing liabilities, presented in Interest expense, were largely offset by the changes in fair value of the associated MSRs pledged, presented in MSR valuation adjustments, net.

The following discussion addresses each component of our statement of operations, and further detail related to our servicing, lending and corporate segments is provided in the discussion by segment.

Results of Operations Summary	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
Revenue
Servicing and subservicing fees	$247,714	$213,730	16%	$742,759	$658,095	13%
Gain on loans held for sale, net	16,013	16,942	(5)	48,683	61,135	(20)
Other revenue, net	19,788	7,606	160	70,299	32,886	114
Total revenue	283,515	238,278	19	861,741	752,116	15

Expenses
MSR valuation adjustments, net	(134,561)	41,448	(425)	121,705	91,695	33
Compensation and benefits	73,414	63,307	16	250,393	211,220	19
Servicing and origination	36,619	31,758	15	86,827	91,452	(5)
Professional services	36,628	40,662	(10)	77,205	110,821	(30)
Technology and communications	16,644	20,597	(19)	61,080	67,306	(9)
Occupancy and equipment	17,262	11,896	45	52,550	37,369	41
Other expenses	(1,282)	7,858	(116)	6,563	19,814	(67)
Total expenses	44,724	217,526	(79)	656,323	629,677	4

Other income (expense)
Interest income	4,129	3,963	4	12,524	10,018	25
Interest expense	(285,922)	(61,288)	367	(387,938)	(189,601)	105
Gain on repurchase of senior secured notes	5,099	—	n/m	5,099	—	n/m
Bargain purchase gain	—	—	n/m	(381)	—	n/m
Other, net	(414)	(3,700)	(89)	1,544	(6,569)	(124)
Total other expense, net	(277,108)	(61,025)	354	(369,152)	(186,152)	98

Loss before income taxes	(38,317)	(40,273)	(5)	(163,734)	(63,713)	157
Income tax expense	4,450	845	427	13,264	4,541	192
Net loss	(42,767)	(41,118)	4	(176,998)	(68,254)	159
Net income attributable to non-controlling interests	—	(29)	(100)	—	(176)	(100)
Net loss attributable to Ocwen stockholders	$(42,767)	$(41,147)	4%	$(176,998)	$(68,430)	159%

Segment income (loss) before income taxes
Servicing	$(13,189)	$(13,899)	(5)%	$(129,697)	$8,668	n/m
Lending	8,890	(2,065)	(531)	37,109	8,106	358
Corporate Items and Other	(34,018)	(24,309)	40	(71,146)	(80,487)	(12)
	$(38,317)	$(40,273)	(5)%	$(163,734)	$(63,713)	157%
n/m: not meaningful

Three Months Ended September 30, 2019 versus 2018
Servicing and subservicing fee revenue increased $34.0 million, or 16%, as compared to the third quarter of 2018, primarily due to the increase in the portfolio resulting from the acquisition of PHH on October 4, 2018 and the acquisition of MSRs during the first nine months of 2019, partially offset by portfolio runoff and a decline in completed modifications.

Gain on loans held for sale, net declined $0.9 million, or 5%, as compared to the third quarter of 2018 due to margin deterioration offset by a 29% increase in loan production. The reduction in margin was largely attributable to lower gain on sales margins driven by increased price competition in the wholesale and correspondent channels as compared to the same period in 2018.
Other revenue, net increased $12.2 million, or 160%, as compared to the third quarter of 2018, largely due to a $12.9 million favorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability. This increase is mostly due to the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018 and lower interest rates.
We reported a net gain of 134.6 million in MSR valuation adjustments, net in the third quarter of 2019, compared to a net loss of $41.4 million in the third quarter of 2018. The $176.0 million change is primarily due to $252.3 million related to fair value assumption updates based on continued improved collateral performance of our non-Agency MSR portfolio confirmed by recent market trade activity, partially offset by the $67.6 million impact of a decrease in interest rates. The 10-year swap rate declined 40 basis points in the third quarter of 2019 compared to an increase of 10 basis points in the third quarter of 2018. The fair value gain related to assumption updates was further offset by $8.5 million of net unfavorable impacts from higher portfolio runoff.
Operating expenses, representing Total expenses excluding MSR valuation adjustments, net, increased $3.2 million, or 2%, as compared to the third quarter of 2018.
Compensation and benefits expense increased $10.1 million, or 16%, as compared to the third quarter of 2018, primarily due to PHH compensation and benefits expense and $7.3 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S.-based employees, partially offset by a decrease in expenses that reflects the results of our efforts to re-engineer our cost structure, align headcount in our servicing operations and corporate segment with the size of our servicing portfolio. However, the average of higher-cost U.S. headcount increased to 31% of the total from 25% for the third quarter of 2018.
Servicing and origination expense increased $4.9 million, or 15%, as compared to the third quarter of 2018, primarily due to a $3.6 million increase in government-insured claim loss provisions on reinstated or modified loans and an increase in other servicing-related expenses associated with a larger portfolio, offset in part by a $2.3 million decrease in provisions for non-recoverable servicing advances and receivables. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.
Professional services expense decreased $4.0 million, or 10%, as compared to the third quarter of 2018, primarily due to a decline in legal fees and settlements offset in part by expenses attributable to PHH.
Technology and communication expense declined $4.0 million, or 19%, as compared to the third quarter of 2018 primarily due to our cost reduction efforts, which include bringing technology services in-house, offset by an increase in expenses as a result of the PHH acquisition.
Occupancy and equipment expense increased $5.4 million, or 45%, as compared to the third quarter of 2018 primarily due to expenses attributable to PHH and the recognition of accelerated amortization of ROU assets in connection with our decision to vacate leased properties prior to the contractual maturity date of the lease agreements, offset in part by the results of our cost reduction efforts which include consolidating vendors and closing and consolidating certain facilities.
Other expenses decreased $9.1 million as compared to the third quarter of 2018 primarily as a result of a $8.4 million decline in the provision for indemnification obligations due to updated default, defect and severity assumptions relative to historical performance.
Interest expense increased $224.6 million, or 367%, as compared to the third quarter of 2018, primarily because of the $219.7 million increase in interest expense on the NRZ financing liabilities, which we account for at fair value, $2.2 million of interest expense on the $300.0 million MSR financing facility entered into on July 1, 2019 and $1.5 million of interest expense incurred on the PHH senior unsecured notes. As discussed above, changes in the fair value of the NRZ financing liabilities are offset, to a large extent, by changes in the fair value of our associated pledged MSRs which are recorded in MSR valuation adjustments, net.
Nine Months Ended September 30, 2019 versus 2018
Servicing and subservicing fee revenue increased $84.7 million, or 13%, as compared to the nine months ended September 30, 2018, primarily due to the increase in the portfolio resulting from the acquisition of PHH and the acquisition of MSRs during the first nine months of 2019, partially offset by portfolio runoff and a decline in completed loan modifications.
Gain on loans held for sale, net declined $12.5 million, or 20%, as compared to the nine months ended September 30, 2018 primarily driven by margin compression. Our lending volume remained mostly stable between the nine months ended

September 30, 2019 and the same period in 2018 despite a decline in industry endorsements. The reduction in margin was largely attributable to lower gain on sales margins driven by increased price competition in the wholesale and correspondent channels as compared to the same period in 2018.
Other revenue, net increased $37.4 million, or 114%, as compared to the nine months ended September 30, 2018, largely due to a $42.2 million favorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability. This increase is due to the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018, lower interest rates and an update in the first quarter of 2019 of the financing assumption for active HECM reverse mortgage loan repurchases in connection with our HMBS Issuer obligations.
We reported a net loss of $121.7 million in MSR valuation adjustments, net for the first nine months ended September 30, 2019, an increase of $30.0 million, or 33%, as compared to the nine months ended September 30, 2018. The greater decline in fair value is primarily due to portfolio runoff on a larger portfolio due to MSRs added from the PHH acquisition and other Agency MSR purchases and the impact of changes in interest rates, partially offset by the increase in fair value of the non-Agency MSR portfolio recorded in the third quarter of 2019 as discussed above. The 10-year swap rate declined 115 basis points in the nine months ended September 30, 2019, as compared to the 65 basis-point increase in the nine months ended September 30, 2018. The $30.0 million increase in MSR valuation adjustments, net, includes $12.0 million due to runoff and $25.5 million from interest rate changes on MSRs acquired subsequent to the third quarter of 2018, and $249.7 million from interest rate changes on the remainder of the portfolio. This is offset by the $252.3 million net favorable valuation adjustment to our non-Agency MSRs, and $4.6 million from runoff and other assumption updates unrelated to interest rates on existing MSRs.
Operating expenses, representing Total expenses excluding MSR valuation adjustments, net, decreased $3.4 million, or 1%, as compared to the nine months ended September 30, 2018.
Compensation and benefits expense increased $39.2 million, or 19%, as compared to the nine months ended September 30, 2018, primarily due to PHH compensation and benefits expense and $31.5 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S.-based employees, partially offset by a decline in expenses resulting from our efforts to re-engineer our cost structure, align headcount in our servicing operations and corporate segment with the size of our servicing portfolio as well as the strategic decisions executed in late 2017 and early 2018 to exit the automotive capital services business and the forward lending correspondent and wholesale channels. Despite the increase in headcount attributable to the PHH acquisition, average total headcount declined 5% as compared to the nine months ended September 30, 2018. However, the average of higher-cost U.S. headcount increased to 34% of the total from 25% for the nine months ended September 30, 2018.
Servicing and origination expense decreased $4.6 million, or 5%, as compared to the nine months ended September 30, 2018, primarily due to a $5.2 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in claims and a $7.7 million decrease in provisions for non-recoverable servicing advances and receivables. These declines were offset in part by an increase in other servicing-related expenses associated with a larger portfolio as a result of the PHH acquisition.
Technology and communication expense decreased $6.2 million, or 9%, as compared to the nine months ended September 30, 2018, primarily due to our cost reduction efforts, which include bringing technology services in-house, offset by an increase in expenses as a result of the PHH acquisition.
Professional services expense decreased $33.6 million, or 30%, as compared to the nine months ended September 30, 2018, primarily due to the recovery from a service provider in the first quarter of 2019 of $30.7 million of amounts previously recognized as expense and a $10.0 million decline in provisions for probable losses in connection with litigation, partially offset by professional services expense attributable to PHH.
Occupancy and equipment expense increased $15.2 million, or 41%, as compared to the nine months ended September 30, 2018, due to PHH expenses and the recognition of accelerated amortization of ROU assets in connection with our decision to vacate leased properties in 2019 prior to the contractual maturity date of the lease agreements, offset in part by a decline resulting from our cost reduction efforts which include consolidating vendors and closing and consolidating certain facilities.
Other expenses decreased $13.3 million, or 67%, as compared to the nine months ended September 30, 2018, due in large part to a $13.2 million decline in the provision for indemnification obligations due to favorable updates to default, defect and severity assumptions relative to historical performance.
Interest expense increased $198.3 million, or 105%, as compared to the nine months ended September 30, 2018, primarily because of the $192.0 million increase in interest expense on the NRZ financing liabilities, $4.4 million of interest expense on the PHH senior unsecured notes and $2.2 million of interest expense on the new $300.0 million MSR financing facility, offset in part by a $3.6 million decrease in interest on match funded liabilities. As discussed above, changes in fair value of the NRZ financing liability are offset, to a large extent, by changes in fair value of the associated pledged MSRs which are recorded in MSR valuation adjustments, net.
Although we incurred a pre-tax loss for the nine months ended September 30, 2019 of $163.7 million, we recorded income tax expense of $13.3 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates. Our overall effective tax rates for the nine months ended September 30, 2019 and 2018 were (8.1)% and (7.1)%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from continuing operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%. The change in income tax expense for the nine months ended September 30, 2019, compared with the same period in 2018, was primarily due to tax expense on the gain recognized in the USVI on the merger of OLS into PMC, the effects of the Base Erosion and Anti-Abuse Tax (BEAT) provision of the Tax Act and the increase in the BEAT tax rate from 5% in 2018 to 10% in 2019 as well as increased income tax expense as a result of recognizing income previously deferred for tax purposes related to our NRZ agreements. In addition, income tax expense related to uncertain tax positions increased by $3.3 million in the nine months ended September 30, 2019 as compared to the same period of 2018.

Financial Condition Summary	September 30, 2019	December 31, 2018	% Change
Cash	$345,084	$329,132	5%
Restricted cash (amounts related to VIEs of $13,725 and $20,968)	58,661	67,878	(14)
MSRs, at fair value	1,455,553	1,457,149	—
Advances and match funded advances (amounts related to VIES of $825,760 and $937,294)	1,038,444	1,186,676	(12)
Loans held for sale ($207,645 and $176,525 carried at fair value)	275,579	242,622	14
Loans held for investment, at fair value (amounts related to VIEs of $24,445 and $26,520)	6,073,687	5,498,719	10
Other assets ($8,339 and $7,568 carried at fair value)(amounts related to VIEs of $4,422 and $2,874)	709,645	612,040	16
Total assets	$9,956,653	$9,394,216	6%

Total Assets by Segment
Servicing	$3,227,245	$3,306,208	(2)%
Lending	6,225,394	5,603,481	11
Corporate Items and Other	504,014	484,527	4
	$9,956,653	$9,394,216	6%

HMBS-related borrowings, at fair value	$5,903,965	$5,380,448	10%
Match funded liabilities (related to VIEs)	687,497	778,284	(12)
Other financing liabilities ($1,009,779 and $1,057,671 carried at fair value) (amounts related to VIEs of $22,827 and $24,815)	1,069,594	1,127,613	(5)
SSTL and other secured borrowings, net (amounts related to VIEs of $137,612 and $0)	708,929	382,538	85
Senior notes, net	310,788	448,727	(31)
Other liabilities ($3,319 and $4,986 carried at fair value)	894,695	721,901	24
Total liabilities	9,575,468	8,839,511	8%

Total stockholders’ equity	381,185	554,705	(31)

Total liabilities and equity	$9,956,653	$9,394,216	6%

Total Liabilities by Segment
Servicing	$2,648,234	$2,437,383	9%
Lending	6,118,867	5,532,069	11
Corporate Items and Other	808,367	870,059	(7)
	$9,575,468	$8,839,511	8%

Changes in the composition and balance of our assets and liabilities during the nine months ended September 30, 2019 are principally attributable to the impact of our ongoing HMBS activity, which is accounted for as secured financings, increasing Loans held for investment and HMBS-related borrowings. Match funded liabilities declined during the nine months ended September 30, 2019 as a result of lower advances and match funded advances, consistent with the decline in our servicing portfolio. Other secured borrowings increased due to the new $300.0 million MSR financing facility entered into on July 1, 2019, under which $137.6 million was outstanding at September 30, 2019. Borrowings under our SSTL increased due to the $120.0 million term loan upsize executed during the first quarter of 2019. Senior notes declined due to our repayment at the maturity of the $97.5 million 7.375% notes and our repurchases of $39.4 million of our 8.375% notes. Total equity decreased as a result of the net loss we recognized for the nine months ended September 30, 2019.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Lending - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late charges, modification incentive fees, REO referral commissions, float earnings and Speedpay fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per loan fees typically vary based on delinquency status. As of September 30, 2019, we serviced 1.5 million loans with an aggregate UPB of $216.8 billion.
The average UPB of loans serviced during the third quarter of 2019 increased by 35% or $57.0 billion compared to the third quarter of 2018, mostly due to the acquisition of PHH in October 2018. We are actively pursuing actions to manage the size of our servicing portfolio through expanding our lending business and making permissible MSR acquisitions that are prudent and well-executed with appropriate financial return targets. We closed MSR acquisitions with $11.9 billion UPB through the nine months ended September 30, 2019. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We re-entered the forward lending correspondent channel in the second quarter of 2019 and we continue to pursue a number of other MSR acquisition options, including driving improved recapture rates within our existing servicing portfolio.
NRZ is our largest servicing client, accounting for 54% and 60% of the UPB and loans in our servicing portfolio as of September 30, 2019, respectively. NRZ subservicing fees retained by Ocwen represented 26% and 27% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ, for the three and nine months ended September 30, 2019, respectively, and 26% for both the three and nine months ended September 30, 2018.
In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen will receive under the renegotiated agreements. These upfront payments amortize through the remaining term of the original agreements (April 2020). Accordingly, the aggregate economics of these agreements will be similar through the end of April 2020, although cash receipts will be lower in future periods as a result of the upfront payments.
The following table presents subservicing fees retained by Ocwen under the NRZ agreements and the amortization (including fair value change) of the lump-sum payments received in connection with the 2017 and New RMSR Agreements:

	Three Months		Nine Months
	2019	2018	2019	2018
Retained subservicing fees on NRZ agreements	$35,462	$33,335	$108,774	$101,997
Reduction in interest expense in connection with the amortization of the lump-sum cash payments received (including fair value change)	24,489	31,561	71,525	118,651
Total retained subservicing fees and amortization of lump-sum payments (including fair value change)	$59,951	$64,896	$180,299	$220,648

Average NRZ UPB	$119,403,543	$93,097,665	$123,870,685	$96,575,894
Average annualized retained subservicing fees as a % of NRZ UPB	0.12%	0.14%	0.12%	0.14%
Our MSR portfolio is carried at fair value. The value of our MSRs are typically correlated to changes in interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans. Valuation is also impacted by loan delinquency rates whereby as delinquency rates decline, the value of the servicing portfolio rises. Changes in fair value of any fair value elected MSR financing liabilities, which are recorded in interest expense in our unaudited consolidated statements of operations, will partially offset the changes in fair value of the related MSRs. In addition, beginning in September 2019 we implemented a hedging strategy to partially offset the changes in fair value of our net MSR exposure.
Third-Party Servicer Ratings
Like other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s, S&P and Fitch. Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.
The following table summarizes our key servicer ratings:

PHH Mortgage Corporation
	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3	Average	RPS3
Residential Special Servicer	SQ3	Average	RPS3
Residential Second/Subordinate Lien Servicer	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3	Average	—
Ratings Outlook	N/A	Stable	Stable

Date of last action	August 29, 2019	July 3, 2019	November 1, 2018
Following the merger of OLS into PMC on June 1, 2019, Ocwen submitted requests to withdraw the servicer ratings for OLS. S&P and Moody’s have transferred the Master Servicer rating for OLS to PMC, and Fitch is currently addressing a similar transfer.
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” There have been no new outlooks released for PMC regarding our servicer ratings.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue
Servicing and subservicing fees
Residential	$247,075	$213,377	16%	$740,824	$655,602	13%
Commercial	1,114	1,050	6	2,956	4,301	(31)
	248,189	214,427	16	743,780	659,903	13
Gain on loans held for sale, net	1,128	1,334	(15)	4,068	7,914	(49)
Other revenue, net	907	1,869	(51)	4,162	6,416	(35)
Total revenue	250,224	217,630	15	752,010	674,233	12

Expenses
MSR valuation adjustments, net	(134,617)	41,289	(426)	121,497	91,307	33
Compensation and benefits	35,107	32,130	9	116,344	103,365	13
Servicing and origination	31,644	27,883	13	73,687	80,303	(8)
Occupancy and equipment	10,650	8,475	26	35,125	28,335	24
Professional services	12,847	13,605	(6)	35,307	38,422	(8)
Technology and communications	6,485	9,850	(34)	23,634	30,838	(23)
Corporate overhead allocations	45,615	48,845	(7)	156,930	145,710	8
Other expenses	(6,841)	3,000	(328)	(5,650)	4,781	(218)
Total expenses	890	185,077	(100)	556,874	523,061	6

Other income (expense)
Interest income	2,105	2,242	(6)	6,270	4,136	52
Interest expense	(268,545)	(47,359)	467	(337,435)	(144,551)	133
Gain (loss) on sale of mortgage servicing rights, net	—	—	n/m	—	—	n/m
Other, net	3,917	(1,335)	(393)	6,332	(2,089)	(403)
Total other expense, net	(262,523)	(46,452)	465	(324,833)	(142,504)	128

(Loss) income before income taxes	$(13,189)	$(13,899)	(5)%	$(129,697)	$8,668	n/m
n/m: not meaningful

The following tables provide selected operating statistics:

At September 30,	2019	2018	% Change
Residential Assets Serviced
Unpaid principal balance (UPB):
Performing loans (1)	$204,396,178	$148,440,800	38%
Non-performing loans	10,015,534	10,174,351	(2)
Non-performing real estate	2,343,072	2,381,323	(2)
Total	$216,754,784	$160,996,474	35%

Conventional loans (2)	$97,033,176	$42,845,089	126%
Government-insured loans	29,804,025	19,855,900	50
Non-Agency loans	89,917,583	98,295,485	(9)
Total	$216,754,784	$160,996,474	35%

Percent of total UPB:
Servicing portfolio	35%	42%	(17)%
Subservicing portfolio	11	1	1,000
NRZ (3)	54	57	(5)
Non-performing residential assets serviced	6	8	(25)

Number:
Performing loans (1)	1,371,781	1,045,029	31%
Non-performing loans	66,003	49,982	32
Non-performing real estate	13,869	11,811	17
Total	1,451,653	1,106,822	31%

Conventional loans (2)	618,505	262,968	135%
Government-insured loans	187,568	145,233	29
Non-Agency loans	645,580	698,621	(8)
Total	1,451,653	1,106,822	31%

Percent of total number:
Servicing portfolio	32%	40%	(20)%
Subservicing portfolio	8	1	700
NRZ (3)	60	59	2
Non-performing residential assets serviced	6	6	—

	Three Months			Nine Months
Periods ended September 30,	2019	2018	% Change	2019	2018	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$77,435,143	$69,502,586	11%	$76,337,365	$71,985,417	6%
Subservicing portfolio	24,214,264	1,498,324	n/m	38,187,981	1,655,913	n/m
NRZ (3)	119,403,543	93,097,665	28	123,870,685	96,575,894	28
Total	$221,052,950	$164,098,575	35%	$238,396,031	$170,217,224	40%

Prepayment speed (average CPR)	18%	14%	29%	14%	14%	—%
% Voluntary	96	82	17	93	82	13
% Involuntary	4	18	(78)	7	18	(61)
% CPR due to principal modification	—	1	(100)	—	1	(100)

Average number:
Servicing portfolio	475,810	447,598	6%	473,303	463,533	2%
Subservicing portfolio	109,853	15,039	630	127,587	16,737	662
NRZ (3)	883,406	663,587	33	910,407	684,769	33
	1,469,069	1,126,224	30%	1,511,297	1,165,039	30%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$60,614	$52,541	15%	$168,071	$166,700	1%
Subservicing	1,340	657	104	11,750	2,443	381
NRZ	146,567	120,593	22	443,505	374,322	18
	208,521	173,791	20	623,326	543,465	15
Late charges	14,026	14,773	(5)	42,546	44,516	(4)
Custodial accounts (float earnings)	13,455	10,351	30	38,652	26,156	48
Loan collection fees	3,855	4,907	(21)	11,512	14,666	(22)
HAMP fees	1,216	3,365	(64)	4,558	11,622	(61)
Other	6,002	6,190	(3)	20,230	15,177	33
	$247,075	$213,377	16%	$740,824	$655,602	13%

Interest Expense on NRZ Financing Liability (4)
Servicing fees collected on behalf of NRZ	$146,567	$120,593	22%	$443,505	$374,322	18%
Less: Subservicing fee retained by Ocwen	35,462	33,335	6	108,774	101,997	7
Net servicing fees remitted to NRZ	111,105	87,258	27	334,731	272,325	23

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	(228,644)	4,844	n/m	(230,193)	(3,938)	n/m
2017 Agreements and New RMSR Agreements	(2,216)	(2,163)	2	(4,562)	15,261	(130)
PMC MSR Agreements	30,156	—	n/m	111,034	—	n/m
	(200,704)	2,681	n/m	(123,721)	11,323	n/m
Runoff and settlement:
Original Rights to MSRs Agreements	11,170	15,896	(30)	31,617	50,739	(38)
2017 Agreements and New RMSR Agreements	26,705	33,724	(21)	76,087	103,390	(26)
PMC MSR Agreements	15,881	—	n/m	49,469	—	n/m
	53,756	49,620	8	157,173	154,129	2

Other	1,637	(1,760)	(193)	(2,022)	(4,383)	(54)

	$256,416	$36,717	598%	$303,301	$111,256	173%

Number of Completed Modifications
HAMP	—	316	(100)%	503	987	(49)%
Non-HAMP	6,245	8,863	(30)	19,328	30,542	(37)
Total	6,245	9,179	(32)%	19,831	31,529	(37)%

Financing Costs
Average balance of advances and match funded advances	$1,018,539	$1,145,026	(11)%	$1,059,789	$1,227,819	(14)%
Average borrowings
Match funded liabilities	629,592	702,679	(10)	664,215	753,805	(12)
Financing liabilities	893,785	729,049	23	926,308	760,491	22
Other secured borrowings	208,938	1,753	n/m	172,859	2,404	n/m
Interest expense on borrowings
Match funded liabilities	6,165	7,229	(15)	20,862	23,323	(11)
Financing liabilities	256,913	38,259	572	305,690	115,625	164
Other secured borrowings	3,083	244	n/m	4,111	1,144	259
Effective average interest rate
Match funded liabilities	3.92%	4.12%	(5)	4.19%	4.13%	1
Financing liabilities (4)	114.98	20.99	448	44.00	20.27	117
Other secured borrowings	5.90	55.68	(89)	3.17	63.45	(95)
Facility costs included in interest expense	$1,478	$1,183	25	$4,130	$4,185	(1)
Average 1ML	2.04%	2.11%	(3)	2.37%	1.91%	24

Average Employment
India and other	3,272	3,981	(18)%	3,465	4,192	(17)%
U.S.	1,099	938	17	1,281	1,008	27
Total	4,371	4,919	(11)%	4,746	5,200	(9)%

n/m: not meaningful

(1)
Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)	Conventional loans include 115,587 and 119,974 prime loans with a UPB of $21.4 billion and $20.6 billion at September 30, 2019 and 2018, respectively, which we service or subservice.

(3)	Loans serviced or subserviced pursuant to our agreements with NRZ.

(4)
The effective average interest rate on the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ is 126.81% and 22.41% for the three months ended September 30, 2019 and 2018, respectively, and 48.32% and 21.72% for the nine months ended September 30, 2019 and 2018, respectively.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB		Count
	2019	2018	2019	2018
Portfolio at January 1	$256,000,490	$179,352,554	1,562,238	1,221,695
Additions (1)	5,387,517	546,619	18,430	2,694
Sales	(78,061)	(3,292)	(723)	(39)
Servicing transfers	(1,157,156)	(302,120)	(5,103)	(1,840)
Runoff	(9,072,050)	(6,204,885)	(40,491)	(36,598)
Portfolio at March 31	$251,080,740	$173,388,876	1,534,351	1,185,912
Additions (1)	10,005,573	655,943	40,309	2,906
Sales	(166,082)	(6,459)	(1,288)	(43)
Servicing transfers (2)	(21,865,696)	(218,871)	(35,811)	(2,467)
Runoff	(9,771,490)	(6,692,475)	(46,532)	(40,219)
Portfolio at June 30	$229,283,045	$167,127,014	1,491,029	1,146,089
Additions (1)	3,606,398	641,286	13,764	2,808
Sales	(270,261)	(572,129)	(2,403)	(3,228)
Servicing transfers	(6,635,442)	(31,375)	(4,246)	(3,465)
Runoff	(9,228,956)	(6,168,322)	(46,491)	(35,382)
Portfolio at September 30	$216,754,784	$160,996,474	1,451,653	1,106,822

(1)
Additions in the third quarter of 2019 include purchased MSRs on portfolios consisting of 5,114 loans with a UPB of $1.0 billion that have not yet transferred to the Black Knight MSP servicing system. These loans are scheduled to transfer onto Black Knight MSP in the fourth quarter of 2019. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date. Additions also include $4.9 billion and $6.0 billion in the first and second quarter of 2019, respectively, and the loans have completed the transfer onto the Black Knight MSP servicing system.

(2)
Primarily represents the termination of a subservicing client relationship consisting of 33,626 loans with a UPB of $21.4 billion. For the nine months ended September 30, 2019, total servicing fee revenue for this client was $1.3 million which was earned through May 31, 2019 when the loans were released.

The key drivers of our servicing segment operating results for the three and nine months ended September 30, 2019, as compared to the same periods of 2018, are the PHH acquisition and related integration, portfolio runoff and the effects of cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio. Until the Black Knight MSP conversion was completed in June 2019, we were maintaining the infrastructure and related costs of two servicing platforms, including certain corporate functions.
Three Months Ended September 30, 2019 versus 2018
Servicing and subservicing fee revenue increased by $33.8 million, or 16%, as compared to the third quarter of 2018, due to the increase in the portfolio resulting from the acquisition of PHH on October 4, 2018 and the acquisition of MSRs during the first nine months of 2019, offset in part by portfolio runoff and a decline in completed loan modifications. Revenue recognized in connection with loan modifications, including servicing fees, late charges and HAMP fees, declined 32% to $9.8 million for the third quarter of 2019 as compared to $14.4 million in the third quarter of 2018. Total completed loan modifications decreased 32% as compared to the third quarter of 2018, primarily due to the expiration of government sponsored modification programs and fewer available modification opportunities in our servicing portfolio.
MSR valuation adjustments, net, decreased $175.9 million, or 426%, as compared to the third quarter of 2018, primarily due to a $252.3 million valuation adjustment to our non-Agency MSR fair value associated with continued improved collateral performance confirmed by recent market trade activity. The change in interest rates had a partially offsetting impact, with a 40 basis-point decline in the 10-year swap rate in the third quarter of 2019, as compared to the 10 basis-point increase in the third quarter of 2018, resulting in a $16.9 million valuation adjustment increase on MSRs acquired subsequent to the third quarter of 2018 and $51.1 million from interest rate changes on the remainder of the portfolio. In addition, we recognized $8.5 million of net unfavorable impacts from higher runoff, including on MSRs added from the PHH acquisition and other Agency MSR purchases, and other assumption updates unrelated to interest rates. The acquired MSRs are primarily Agency loans that are more sensitive to interest rates. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in Interest expense.
Operating expenses, representing total expenses excluding MSR valuation adjustments, net, decreased $8.3 million, or 6%, as compared to the third quarter of 2018, mostly due to $9.8 million lower Other expenses and offsetting expense changes, as described below.
Compensation and benefits expense increased $3.0 million, or 9%, as compared to the third quarter of 2018, due to PHH compensation and benefits expense offset in part by a reduction in expenses resulting from our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Although average total servicing headcount decreased 11% compared to the third quarter of 2018, average higher-cost U.S. headcount increased to 25% of the total from 19% for the third quarter of 2018.
Servicing and origination expense increased $3.8 million, or 13%, as compared to the third quarter of 2018, primarily due to a $2.7 million increase in government-insured claim loss provisions on reinstated or modified loans, in line with an increase in the volume of claims, and an increase in other servicing-related expenses associated with a larger portfolio offset in part by a $2.3 million decrease in provisions for non-recoverable servicing advances and receivables. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.
Occupancy and equipment expense increased $2.2 million, or 26%, as compared to the third quarter of 2018, primarily due to expenses attributable to PHH acquisition in October 2018.
Technology and communication expense declined $3.4 million, or 34%, as compared to the third quarter of 2018. The increase attributed to PHH was more than offset by the results of our cost reduction efforts which included bringing technology services in-house.
Corporate overhead allocations declined $3.2 million, as compared to the third quarter of 2018, primarily due to lower legal expenses offset in part by PHH overhead expense allocations.
Other expenses decreased $9.8 million as compared to the third quarter of 2018 as a result of a $9.7 million decline in the provision for indemnification obligations that was largely as a result of the reversal of a portion of the liability for representation and warranty obligations related to favorable updates to default, defect and severity assumptions relative to historical performance.
Interest expense increased by $221.2 million, or 467%, as compared to the third quarter of 2018, due to a $219.7 million increase in interest expense on the NRZ financing liabilities that are recorded at fair value. Changes in the fair value of the NRZ financing liabilities are offset, to a large extent, by changes in the fair value of the associated MSRs that did qualify for sale accounting treatment which are recorded in MSR valuation adjustments, net.
The net increase in interest expense on the NRZ financing liabilities was largely due to a $228.6 million unfavorable fair value adjustment in the third quarter of 2019 related to the Original Rights to MSRs Agreements which increased the NRZ financing liability, and interest expense, offsetting the favorable fair value adjustment of the underlying MSRs. This unfavorable fair value adjustment results from an update to our non-Agency MSR fair value based on improved collateral performance and recent market trade activity (see the MSR valuation adjustments, net discussion above). We recognized a $30.2 million favorable fair value adjustment in the third quarter of 2019 related to the PMC MSR Agreements primarily due to the 40 basis-point decline in the 10-year swap rate. MSRs underlying the PMC Agreements are Agency mortgage loans and as a result, both their fair value and runoff are highly sensitive to changes in interest rates. The MSRs underlying the Original Rights to MSRs Agreements are seasoned non-Agency mortgage loans and changes in interest rates do not have any significant impact on prepayments.
Nine Months Ended September 30, 2019 versus 2018
Servicing and subservicing fee revenue increased by $83.9 million, or 13%, as compared to the nine months ended September 30, 2018, due to the increase in the portfolio resulting from the acquisition of PHH and the acquisition of MSRs during the first nine months of 2019, offset in part by portfolio runoff and a decline in completed loan modifications. Revenue recognized in connection with loan modifications declined 38% to $29.2 million during the nine months ended September 30, 2019 as compared to $47.1 million during the nine months ended September 30, 2018. Total completed loan modifications decreased 37% as compared to the nine months ended September 30, 2018.
MSR valuation adjustments, net, increased $30.2 million, or 33%, as compared to the nine months ended September 30, 2018, primarily due to portfolio runoff on MSRs added in the PHH acquisition and other Agency MSR purchases, and the 115 basis-point decline in the 10-year swap rate in the nine months ended September 30, 2019, as compared to the 65 basis-point increase in the nine months ended September 30, 2018. The increase in MSR valuation adjustments, net, includes $12.0 million due to runoff and $25.5 million from interest rate changes on MSRs acquired subsequent to the third quarter of 2018, and

$249.7 million from interest rate changes on the remainder of the portfolio. This is offset by a $252.3 million net favorable valuation adjustment to our non-Agency MSR fair value associated with improved collateral performance and recent market trade activity, and $4.6 million from runoff and other assumption updates unrelated to interest rates. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in interest expense.
Operating expenses which represent Total expenses excluding MSR valuation adjustments, net, increased $3.6 million, or 1%, as compared to the nine months ended September 30, 2018.
Compensation and benefits expense increased $13.0 million, or 13%, as compared to the nine months ended September 30, 2018, due to PHH compensation and benefits expenses offset in part by a reduction in expenses resulting from of our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Although average total servicing headcount decreased 9% compared to the nine months ended September 30, 2018, average higher-cost U.S. headcount increased to 27% of the total from 19% for the nine months ended September 30, 2018.
Servicing and origination expense declined $6.6 million, or 8%, as compared to the nine months ended September 30, 2018, primarily due to an $6.1 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in the volume of claims and a $7.7 million decrease in provisions for non-recoverable servicing advances and receivables. These declines were offset in part by an increase in other servicing-related expenses associated with a larger portfolio.
Occupancy and equipment expense increased $6.8 million, or 24%, as compared to the nine months ended September 30, 2018, primarily due to PHH expenses.
Professional services expense declined $3.1 million, or 8%, as compared to the nine months ended September 30, 2018, primarily due to a $5.4 million decline in provisions for probable losses in connection with litigation, partially offset by PHH professional services expense and a $0.8 million increase in fees incurred in connection with our conversion of NRZ’s Rights to MSRs to fully-owned MSRs.
Technology and communication expense declined $7.2 million, or 23%, as compared to the nine months ended September 30, 2018. PHH expenses were more than offset by the results of our cost reduction efforts which included bringing technology services in-house.
Corporate overhead allocations increased $11.2 million, as compared to the nine months ended September 30, 2018, primarily due to the allocation of PHH overhead expenses partially offset by a reduction in legal expenses.
Other expenses decreased $10.4 million as compared to the third quarter of 2018 primarily due to a $13.6 million decline in the provision for indemnification obligations largely as a result of the reversal of a portion of the liability for representation and warranty obligations related to favorable updates to default, defect and severity assumptions relative to historical performance.
Interest expense increased by $192.9 million, or 133%, as compared to the nine months ended September 30, 2018, due to a $192.0 million increase in interest expense on the NRZ financing liabilities.
The net increase in interest expense on the NRZ financing liabilities was largely due to the $228.6 million unfavorable fair value adjustment in the third quarter of 2019 discussed above related to the Original Rights to MSRs Agreements which increased the NRZ financing liability, and interest expense, offsetting the favorable fair value adjustment of the underlying MSRs. This unfavorable fair value adjustment results from an update to our non-Agency MSR fair value associated with improved collateral performance and observable recent market trade activity (see the MSR valuation adjustments, net discussion above). We recognized a $111.0 million favorable fair value adjustment in the nine months ended September 30, 2019 related to the PMC MSR Agreements due to the 40 basis-point decline in the 10-year swap rate, partially offsetting the unfavorable fair value adjustment related to the Original Rights to MSRs Agreements. In the nine months ended September 30, 2018, a favorable fair value adjustment reduced interest expense related to the 2017 and New RMSR Agreements by $15.3 million, driven primarily by the initial fair value gain attributable to the $279.6 million lump-sum cash payment received in connection with the New RMSR Agreements.

LENDING
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. During 2018 and the first nine months of 2019, our forward lending efforts were principally focused on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (i.e., portfolio recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. We re-entered the forward lending correspondent channel in the second quarter of 2019 to drive higher servicing portfolio replenishment.
 Under the terms of our agreements with NRZ, to the extent we refinance a loan underlying the MSRs subject to these agreements, we are obligated to transfer such recaptured MSR to NRZ under the terms of a separate subservicing agreement. Effective June 1, 2019, we no longer perform any portfolio recapture on behalf of NRZ. We expect this change will not have a material negative impact on pre-tax earnings after associated direct cost reductions and the gain on sale generated by new recapture opportunities on newly acquired MSR portfolios.
We originate and purchase reverse mortgages through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. We retain the servicing rights to reverse loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.5 billion at September 30, 2019. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws. At September 30, 2019, unrecognized Future Value related to future draw commitments on loans purchased or originated prior to January 1, 2019 is estimated to be $55.5 million (versus $68.1 million at December 31, 2018) and will be recognized over time as future draws are securitized or sold. Effective for loans purchased or originated after December 31, 2018, we elected to fair value future draw commitments.
On February 28, 2019, we merged Homeward into PMC with PMC being the surviving entity. All of our forward lending purchase and origination activities are conducted under the PHH brand effective April 1, 2019.

The following table presents the results of operations of our Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue
Gain on loans held for sale, net
Forward loans	$6,971	$6,954	—%	$20,451	$20,802	(2)%
Reverse loans	7,914	8,654	(9)	24,155	32,419	(25)
	14,885	15,608	(5)	44,606	53,221	(16)
Other revenue, net	14,617	1,309	n/m	54,780	11,895	361
Total revenue	29,502	16,917	74	99,386	65,116	53

Expenses
Compensation and benefits	9,862	9,959	(1)	33,806	32,138	5
Servicing and origination	4,721	3,606	31	12,577	11,302	11
Occupancy and equipment	1,371	1,361	1	4,891	3,773	30
Technology and communications	606	519	17	2,408	1,355	78
Professional services	104	308	(66)	966	1,003	(4)
MSR valuation adjustments, net	56	159	(65)	208	388	(46)
Corporate overhead allocations	1,411	935	51	4,757	2,554	86
Other expenses	2,534	2,107	20	3,408	4,523	(25)
Total expenses	20,665	18,954	9	63,021	57,036	10

Other income (expense)
Interest income	1,688	1,255	35	4,783	4,107	16
Interest expense	(2,133)	(1,437)	48	(5,200)	(4,855)	7
Other, net	498	154	223	1,161	774	50
Total other income (expense), net	53	(28)	(289)	744	26	n/m

Income (loss) before income taxes	$8,890	$(2,065)	(531)%	$37,109	$8,106	358%
n/m: not meaningful

The following table provides selected operating statistics for our Lending segment:

	September 30,
	2019	2018	% Change
Short-term loan funding commitments
Forward loans	$140,644	$91,134	54%
Reverse loans	32,971	21,312	55

Future Value (1) (2)	55,502	69,250	(20)%

Future draw commitment (UPB) (3)	1,494,991	1,460,642	2%

Periods ended September 30,	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Loan Production by Channel
Forward loans
Correspondent	$92,891	$—	n/m	$96,174	$408	n/m
Wholesale	—	—	n/m	—	1,750	(100)
Retail	131,232	172,302	(24)	489,834	602,338	(19)
	$224,123	$172,302	30%	$586,008	$604,496	(3)%

% HARP production	—%	6%	(100)%	—%	8%	(100)%
% Purchase production	24	—	n/m	30	—	n/m
% Refinance production	76	100	(24)	70	100	(30)

Reverse loans (4)
Correspondent	$106,907	$94,631	13%	$278,793	$278,681	—%
Wholesale	59,056	38,414	54	145,423	136,086	7
Retail	22,129	14,471	53	46,410	50,153	(7)
	$188,092	$147,516	28%	$470,626	$464,920	1%

Average Employment
U.S.	318	363	(12)%	393	390	1%
India and other	86	125	(31)	106	129	(18)
Total	404	488	(17)%	499	519	(4)%

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

(4)
New loan production excludes draws to borrowers on reverse mortgage loans disbursed subsequent to origination of $73.5 million for both the three months ended September 30, 2019 and 2018, and $220.0 million and $223.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Our Lending segment results for the three and nine months ended September 30, 2019, as compared to the same periods of 2018, were primarily driven by the acquisition of PHH, our re-entry into the forward lending correspondent channel and reverse lending HECM program and market changes and the related impacts on loan production, revenue and expenses. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA during the reporting period, totaled 7,515 and 23,883, and 8,985 and 34,341, for the three and nine months ended September 30, 2019 and 2018, respectively, representing a decline of 16% and 30% in the 2019 periods as compared to 2018.
Three Months Ended September 30, 2019 versus 2018
Total revenue increased $12.6 million, or 74%, as compared to the third quarter of 2018, primarily due to a $12.9 million favorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability, which is recorded in Other revenue, offset in part by a $0.7 million decline in reverse lending gain on loans held for sale.
The $13.0 million favorable fair value adjustments recognized in the third quarter of 2019 include $3.6 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018 and $2.9 million related to lower interest rates. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts.
Gain on loans held for sale, net, declined $0.7 million, or 5%, as compared to the third quarter of 2018, despite the $92.4 million, or 29% increase in total loan production due to our re-entry into the forward lending correspondent channel in the second quarter of 2019 and margin compression within the channels. Reverse lending gain on loans held for sale declined by $0.7 million, or 9%, on a 28% increase in lending volume due to significant margin compression resulting from increased price competitiveness in the wholesale and correspondent channels. The increase in our reverse lending volume for the three months ended September 30, 2019 as compared to the same period in 2018 versus the decline in industry endorsements for the comparable periods is due to our efforts to re-start purchases with former customers and increase wallet share with existing customers in our wholesale, correspondent and closed whole-loan purchase channels. The significant reduction in margin was largely attributable to lower gain on sales margins driven by increased price competition as compared to the same period in 2018. The slight increase in forward lending gain on loans held for sale was due to a 30% increase in loan production offset by margin compression.
Total expenses increased $1.7 million, or 9%, as compared to the third quarter of 2018, primarily due to expenses attributed to PHH and the increase in origination volume offset in part by a reduction in expenses resulting from our efforts to re-engineer our cost structure. The majority of expenses are variable, and as a result, as origination volume increase or decrease so do the related expenses. Examples include commissions, recorded in Compensation and benefits expense, and advertising expense, recorded in Other expenses. Total average headcount decreased 17% as compared to the third quarter of 2018, reflecting reductions in staffing levels as part of our cost re-engineering and simplification plans offset in part by the increase due to the acquisition of PHH. Compensation expense as compared to the third quarter of 2018 declined only slightly as average higher-cost U.S. headcount increased to 79% of total average headcount from 74% for the three months ended September 30, 2018. Servicing and origination expense increased $1.1 million as compared to the third quarter of 2018 primarily due to an increase in Ginnie Mae claim losses.
Nine Months Ended September 30, 2019 versus 2018
Total revenue increased $34.3 million, or 53%, as compared to the nine months ended September 30, 2018, primarily due to $42.2 million favorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS financing liability included in Other revenue, offset in part by an $8.3 million decline in reverse lending gain on loans held for sale.
The $50.2 million favorable fair value adjustments for the nine months ended September 30, 2019 includes $9.2 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018, $16.9 million related to lower interest rates and $11.5 million driven by an update in the first quarter of 2019 of the financing assumption for active HECM reverse mortgage loan repurchases in connection with our HMBS Issuer obligations. As these repurchases have become more prevalent, a more liquid market for financing has developed, resulting in a lower financing cost assumption.
Gain on loans held for sale, net, declined $8.6 million, or 16%, as compared to the nine months ended September 30, 2018, as total loan production decreased $12.8 million, or 1%. Reverse lending gain on loans held for sale declined by $8.3 million, or 25%, in spite of a 1% increase in loan production due to margin compression in the wholesale and correspondent channels as a result of market pricing competitiveness. Our reverse lending volume increased for the nine months ended September 30, 2019 as compared to the same period in 2018 versus the decline in industry endorsements for the comparable periods for the reasons noted above. A 2% reduction in the forward lending gain on loans held for sale resulted from a 3% decline in loan production.
Total expenses increased $6.0 million, or 10%, as compared to the nine months ended September 30, 2018, in spite of the 1% decrease in total loan production, primarily due to expenses attributed to PHH. While total average headcount decreased 4% as compared to the nine months ended September 30, 2018, Compensation and benefits expense increased 5% as average higher-cost U.S. headcount increased to 79% of total average headcount from 75% for the nine months ended September 30, 2018.

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
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate support services costs, specifically compensation and benefits and professional services expense, have been, and continue to be, significantly impacted by regulatory actions against us and by significant litigation matters. As part of our drive to return to profitability as soon as possible, we will seek to reduce our corporate support services expenses while complying with our legal and regulatory obligations. We anticipate that our ability to return to sustainable profitability will be significantly impacted by the degree to which we can reduce these costs going forward. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in the first nine months of 2019 related to our re-engineering plan and have not been allocated to other segments.
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
Certain expenses incurred by corporate support services are allocated to the Servicing and Lending segments. Certain litigation and settlement related expenses or recoveries, costs related to our Board of Directors and costs related to certain closed facility sites are not allocated and remain within in the Corporate Items and Other segment.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended September 30,	Three Months			Nine Months
	2019	2018	% Change	2019	2018	% Change
Revenue
Premiums (CRL)	$3,787	$3,884	(2)%	$10,214	$12,795	(20)%
Other revenue	2	(153)	(101)	131	(28)	(568)
Total revenue	3,789	3,731	2	10,345	12,767	(19)

Expenses
Compensation and benefits	28,445	21,218	34	100,243	75,717	32
Professional services	23,677	26,749	(11)	40,932	71,396	(43)
Technology and communications	9,553	10,228	(7)	35,038	35,113	—
Occupancy and equipment	5,241	2,060	154	12,534	5,261	138
Servicing and origination	254	269	(6)	563	(153)	(468)
Other expenses	3,025	2,751	10	8,805	10,510	(16)
Total expenses before corporate overhead allocations	70,195	63,275	11	198,115	197,844	—
Corporate overhead allocations
Servicing segment	(45,615)	(48,845)	(7)	(156,930)	(145,710)	8
Lending segment	(1,411)	(935)	51	(4,757)	(2,554)	86
Total expenses	23,169	13,495	72	36,428	49,580	(27)

Other income (expense), net
Interest income	336	466	(28)	1,471	1,775	(17)
Interest expense	(15,244)	(12,492)	22	(45,303)	(40,195)	13
Gain on repurchase of senior secured notes	5,099	—	n/m	5,099	—	n/m
Bargain purchase gain	—	—	n/m	(381)	—	n/m
Other, net	(4,829)	(2,519)	92	(5,949)	(5,254)	13
Total other expense, net	(14,638)	(14,545)	1	(45,063)	(43,674)	3

Loss before income taxes	$(34,018)	$(24,309)	40%	$(71,146)	$(80,487)	(12)%
n/m: not meaningful
Three Months Ended September 30, 2019 versus 2018
CRL premium revenue was $3.8 million, flat compared to the third quarter of 2018, as the average number of foreclosed real estate properties in our servicing portfolio remained stable.
Total expenses before corporate overhead allocations increased $6.9 million, or 11%, as compared to the third quarter of 2018, primarily due to higher compensation and benefits expense attributed to PHH.
Compensation and benefits expense increased $7.2 million, or 34%, as compared to the third quarter of 2018, primarily due to the PHH acquisition and $7.3 million of employee-related re-engineering costs recognized in connection with our integration-related headcount reductions of primarily U.S. based employees. Average total corporate headcount increased 5%, primarily due to the PHH acquisition, including an increase in average higher-cost U.S. headcount to 36% of the total from 30% for the third quarter of 2018. Professional services expense declined $3.1 million, or 11%, as compared to the third quarter of 2018, primarily due to a decline in legal fees and settlements partially offset by professional services expense attributed to PHH.

Occupancy and equipment expense increased $3.2 million, or 154%, as compared to the third quarter of 2018, primarily due to expenses attributed to PHH and accelerated amortization of ROU assets in connection with our decision to vacate leased properties prior to the contractual maturity date of the lease agreements.
Other, net increased $2.3 million, or 92%, as compared to the third quarter of 2018, primarily due to a $2.7 million increase in losses on fixed assets, including the write-off of $2.2 million of capitalized software no longer used, and increases related to PHH, offset by a $1.8 million decrease in foreign currency remeasurement losses. The higher foreign currency remeasurement losses in 2018 were primarily attributable to depreciation of the India Rupee against the U.S. Dollar. While we do not currently hedge our foreign currency exposure, we do maintain India Rupee denominated investments in higher-yielding term deposits to partially offset our exposure.
Total expenses, after corporate overhead allocation, increased by $9.7 million, or 72%, as compared to the third quarter of 2018, primarily due to $18.3 million severance, retention, facility-related and other expenses related to our cost re-engineering plan and offset by $7.2 million lower professional services expenses and $1.9 million of PHH transaction related expense in the third quarter of 2018, that are not allocated.
Nine Months Ended September 30, 2019 versus 2018
CRL premium revenue decreased $2.6 million, or 20%, as compared to the nine months ended September 30, 2018, primarily due to the 18% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Total expenses before corporate overhead allocations increased $0.3 million as compared to the nine months ended September 30, 2018, primarily due to higher compensation and benefits expense attributed to PHH and costs incurred related to our cost re-engineering plan, offset by the recovery in the first quarter of 2019 of $30.7 million from a service provider and lower legal fees and settlements.
Compensation and benefits expense increased $24.5 million, or 32%, as compared to the nine months ended September 30, 2018, due to the PHH acquisition and $31.5 million of employee-related re-engineering costs recognized in connection with our integration-related headcount reductions of primarily U.S. based employees. Average total corporate headcount increased 8%, due to the PHH acquisition, including an increase in average higher-cost U.S. headcount to 41% of the total from 30% for the nine months ended September 30, 2018.
Professional services expense declined $30.5 million, or 43%, as compared to the nine months ended September 30, 2018, primarily due to the recovery in the first quarter of 2019 of $30.7 million of amounts previously recognized as expense from a service provider and a $4.6 million decline in provisions for probable losses in connection with litigation, partially offset by professional services expense incurred by PHH.
Occupancy and equipment expense increased $7.3 million or 138%, as compared to the nine months ended September 30, 2018, primarily due to PHH expenses and accelerated amortization of ROU assets in in connection with our decision to vacate leased properties in 2019 prior to the contractual maturity date of the lease agreements.
Other, net increased $0.7 million, or 13%, as compared to the nine months ended September 30, 2018, primarily due to a $3.2 million increase in losses on fixed assets and increases related to PHH, offset by a $4.6 million decrease in foreign currency remeasurement losses. The higher foreign currency remeasurement losses in 2018 were primarily attributable to depreciation of the India Rupee against the U.S. Dollar.
The total expenses, after corporate overhead allocation, of $36.4 million for the nine months ended September 30, 2019 include $50.6 million of expenses associated with our cost re-engineering plan and the recovery of $30.7 million from a service provider, that are not allocated.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flow over various time horizons as a way to anticipate and mitigate liquidity risk.
In assessing our liquidity outlook, our primary focus is on available cash on hand, unused available funding and the following six forecasted measures:

•	Financial projections for ongoing net income, excluding the impact of non-cash items, and working capital needs including loan repurchases;

•	Anticipated amounts and timing of payments relating to our cost re-engineering plans and integration costs;

•	Requirements for maturing liabilities compared to sources of cash;

•	The projected change in advances and match funded advances compared to the projected borrowing capacity to fund such advances under our facilities, including capacity for monthly peak needs; and

•	Projected funding requirements for acquisitions of MSRs and other investment opportunities.

•	Potential payments or recoveries related to legal and regulatory matters, insurance, taxes and MSR transactions.
At September 30, 2019, our unrestricted cash position was $345.1 million compared to $329.1 million at December 31, 2018. We typically invest cash in excess of our immediate operating needs in money market deposit accounts and other liquid assets. At September 30, 2019, $6.4 million of unencumbered loans held for sale were eligible for funding under our warehouse facilities on an uncommitted basis, compared to $62.4 million on a committed basis as of December 31, 2018. Our liquidity was bolstered by the $120.0 million upsizing of our SSTL during the first quarter of 2019 and borrowings of $137.6 million under our new MSR financing facility during the third quarter of 2019. During the third quarter of 2019, we used $138.1 million of cash to repay the PHH senior unsecured notes at maturity, partially repurchase second lien senior secured notes and pay the SSTL required amortization.
We regularly evaluate capital structure options that we believe will most effectively provide the necessary capacity to invest in targeted assets, address upcoming debt maturities and accommodate our business needs. For example, on July 1, 2019, we closed a $300.0 million MSR funding facility and we are currently evaluating other capital structure alternatives in order to optimize access to capital, improve our cost of capital and reduce funding risk. Historical losses have significantly eroded our stockholders’ equity and weakened our financial condition. To the extent we are not successful in achieving our objective of returning to profitability, funding continuing losses will limit our opportunities to grow our business.
The available borrowing capacity under our advance financing facilities has increased by $20.8 million from $46.7 million at December 31, 2018 to $67.5 million at September 30, 2019. The $90.8 million decline in outstanding borrowings drove the net increase in available capacity as our maximum borrowing capacity was reduced by $70.0 million from December 31, 2018. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At September 30, 2019, none of the available borrowing capacity could be used based on the amount of eligible collateral that had been pledged to our advance financing facilities.
At September 30, 2019, we had maximum borrowing capacity under our forward and reverse warehouse facilities of $1.1 billion. Of the borrowing capacity extended on a committed basis, $101.1 million was available at September 30, 2019, and none of the available borrowing capacity could have been used based on the amount of eligible collateral that could be pledged. Uncommitted amounts ($730.7 million available at September 30, 2019) can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time. At September 30, 2019, $6.4 million of the uncommitted borrowing capacity could have been used based on the amount of eligible collateral that could be pledged, assuming our lenders were willing to do so.
A portion of our cash balances are held in our non-U.S. subsidiaries. Should we wish to utilize this cash in the U.S. we would have to repatriate the cash held by our non-U.S. subsidiaries, potentially with tax consequences and in compliance with applicable laws.
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
Sources of Funds
Our primary sources of funds for near-term liquidity in normal course include:

•	Collections of servicing fees and ancillary revenues;

•	Collections of advances in excess of new advances;

•	Proceeds from match funded advance financing facilities;

•	Proceeds from other borrowings, including warehouse facilities and the MSR financing facility; and

•	Proceeds from sales and securitizations of originated loans and repurchased loans.
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our use of advance financing facilities is integral to our servicing advance financing strategy. Revolving variable funding notes issued by our advance financing facilities to financial institutions have revolving periods of 12 to 18 months. Term notes are generally issued to institutional investors with one-, two- or three-year revolving periods.

We use mortgage loan warehouse facilities to fund newly-originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans and other types of loans. Warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
We also rely on the secondary mortgage market as a source of consistent liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA or VA.
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at September 30, 2019:

	Total Assets	Collateral for Secured Borrowings	Sale Commitments	Other Commitments (1)	Other (2)
Cash	$345,084	$—	$—	$—	$345,084
Restricted cash	58,661	17,126	—	41,535	—
MSRs (3)	1,455,553	1,178,968	11,338	—	265,247
Advances, net	212,684	—	28,765	—	183,919
Match funded assets	825,760	825,760	—	—	—
Loans held for sale	275,579	203,023	—	—	72,556
Loans held for investments	6,073,687	6,031,793	—	—	41,894
Receivables, net	152,222	23,444	—	—	128,778
Premises and equipment, net	43,974	—	—	—	43,974
Other assets	513,449	4,246	—	452,977	56,226
Total assets	$9,956,653	$8,284,360	$40,103	$494,512	$1,137,678

(1)
Other Commitments includes Restricted cash and deposits held as collateral to support certain contractual obligations, and Contingent loan repurchase assets related to the Ginnie Mae EBO program for which a corresponding liability is recognized in Other liabilities.

(2)
The borrowings under the SSTL are secured by a first priority security interest in substantially all of the assets of Ocwen, PHH, PMC and the other guarantors thereunder, excluding among other things, 35% of the voting capital stock of foreign subsidiaries, securitization assets and equity interests of securitization entities, assets securing permitted funding indebtedness and non-recourse indebtedness (REO assets), as well as other customary carve-outs (collectively, the Collateral). The Collateral is subject to certain permitted liens set forth under the SSTL and related security agreement. The Senior Secured Notes are guaranteed by Ocwen and the other guarantors that guarantee the SSTL, and the borrowings under the Senior Secured Notes are secured by a second priority security interest in the Collateral. Security interests securing borrowings under the SSTL and Senior Secured Notes may include amounts presented in Other as well as certain assets presented in Collateral for Secured Borrowings and Sale Commitments, subject to permitted liens as defined in the applicable debt documents. The amounts presented here may differ in their calculation and are not intended to represent amounts that may be used in connection with covenants under the applicable debt documents.

(3)
MSRs pledged as collateral for secured borrowings includes MSRs pledged to NRZ in connection with the Rights to MSRs transactions which are accounted for as secured financings and MSRs securing the financing facility PMC entered into on July 1, 2019.

Use of Funds
Our primary uses of funds in normal course include:

•	Payment of operating costs and corporate expenses;

•	Payments relating to our cost re-engineering plans and integration costs;

•	Payments for advances in excess of collections;

•	Investing in our servicing and lending businesses, including MSR and other asset acquisitions;

•	Funding of originated and repurchased loans, including scheduled and unscheduled equity draws on reverse mortgage loans;

•	Repayments of borrowings, including under our advance financing facilities and warehouse facilities, and payment of interest expense; and

•	Working capital and other general corporate purposes.

Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with 100% of the net cash proceeds from certain permitted asset sales, subject to our ability to reinvest such proceeds in our business within 270 days of receipt.
Outlook
Regarding the current maturities of our borrowings, as of September 30, 2019, we have approximately $808.7 million of debt outstanding that will either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $25.4 million in contractual repayments of our SSTL, $243.2 million of borrowings under warehouse facilities, $402.5 million of variable funding and term notes under advance financing facilities that will enter their respective amortization periods and $137.6 million outstanding under our new MSR financing facility which will terminate in June 2020 unless renewed or extended.
We believe that we will be able to renew, replace or extend our debt agreements to the extent necessary to finance our operations before or as they become due, consistent with our historical experience.
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

•	On August 13, 2019, we renewed a reverse mortgage loan warehouse agreement with a maximum borrowing capacity of $100.0 million (all of which is uncommitted) through August 14, 2020.

•
On August 14, 2019, we issued two fixed-rate term notes (Series 2019 T-1 and Series 2019-T2) totaling $470.0 million and repaid Series 2016-T2, 2018-T1 and 2018-T2 fixed-rate term notes on August 15, 2019. The amortization period for the Series 2019 T-1 and Series 2019-T2 notes begin on August 17, 2020 and August 16, 2021, respectively.

•
On September 2, 2019, we redeemed all of the $97.5 million of our 7.375% Senior unsecured notes due in September 2019, at a redemption price of 100.0% of the outstanding principal balance plus accrued and unpaid interest.

•	On September 27, 2019, we renewed a mortgage loan warehouse agreement with a maximum borrowing capacity of $175.0 million ($100.0 million of which is committed) through September 25, 2020.
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
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. Because of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control.
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. The following table summarizes the current ratings and outlook for PMC by the respective nationally recognized rating agencies. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	September 11, 2019
S&P	B –	Negative	July 13, 2019
On September 11, 2019 Moody’s withdrew the Caa1 corporate family rating of Ocwen as it no longer maintained any rated debt outstanding and issued a corporate family rating of Caa1 with negative outlook to PMC. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 and New RMSR Agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 includes $76.1 million and $103.4 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the nine months ended September 30, 2019
Our operating activities provided $184.1 million of cash largely due to $189.9 million of net collections of servicing advances, offset in part by net cash paid on loans held for sale of $85.2 million for the nine months ended September 30, 2019.
Our investing activities used $397.3 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $292.1 million. Cash outflows also include $112.4 million to purchase MSRs.
Our financing activities provided $219.9 million of cash. Cash inflows include $665.8 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $377.1 million. We increased borrowings under the SSTL through the issuance of an additional term loan of $120.0 million (before a discount of $0.9 million), less repayments of $19.1 million. In addition, we increased borrowings under our mortgage loan warehouse facilities by $87.5 million and borrowed $137.6 million under a new MSR financing facility. Cash outflows include $90.8 million of net repayments on match funded liabilities as a result of advance recoveries, $157.2 million of net payments on the financing liabilities related to MSRs pledged and $131.8 million to redeem and repurchase Senior notes.
Cash flows for the nine months ended September 30, 2018
Our operating activities provided $291.5 million of cash largely due to $243.8 million of net collections of servicing advances. Net cash paid on loans held for sale during the nine months ended September 30, 2018 was $80.3 million.

Our investing activities used $371.9 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $414.2 million. Cash inflows include net proceeds of $33.0 million in connection with the automotive capital services business, which we decided to exit in January 2018, and the receipt of $14.0 million of net proceeds from the sale of MSRs and related advances.
Our financing activities provided $58.1 million of cash. Cash inflows include $728.7 million received in connection with our reverse mortgage securitizations, less repayments on the related financing liability of $290.3 million. In January 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. Cash outflows include $284.4 million of net repayments on match funded liabilities as a result of advance recoveries, $154.1 million of net payments on the financing liabilities related to MSRs pledged and $62.6 million of repayments on the SSTL. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $140.7 million.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. At September 30, 2019, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the nine months ended September 30, 2019, other than changes related to our secured borrowings. During the nine months ended September 30, 2019, we (1) renewed our OFAF advance financing facility through June 5, 2020 and reduced the borrowing capacity from $65.0 million to $60.0 million, (2) renewed three existing mortgage loan warehouse facilities with combined borrowing capacity of $325.0 million for one year and terminated two facilities with a combined borrowing capacity of $250.0 million, entered into a new $300.0 million mortgage loan warehouse facility, entered into a new $300.0 MSR financing facility and amended the SSTL to provide an additional term loan of $120.0 million subject to the same maturity and interest rate terms of existing borrowings under the SSTL. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements and “Liquidity and Capital Resources - Outlook” for additional information.
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
Involvement with VIEs. We use SPEs and VIEs for a variety of purposes but principally in the financing of our servicing advances, in the securitization of mortgage loans and in the financing of our MSRs. We include VIEs in our consolidated financial statements if we determine we are the primary beneficiary. See Note 4 – Securitizations and Variable Interest Entities to the Unaudited Consolidated Financial Statements for additional information.
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
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. Refer to Note 5 – Fair Value to the Unaudited Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	September 30, 2019	December 31, 2018
Loans held for sale	$275,579	$242,622
Loans held for investment - Reverse mortgages	6,049,242	5,472,199
Loans held for investment - Restricted for securitization investors	24,445	26,520
MSRs	1,455,553	1,457,149
Derivative assets	5,861	4,552
Mortgage-backed securities	2,036	1,502
U.S. Treasury notes and corporate bonds	442	1,514
Assets at fair value	$7,813,158	$7,206,058
As a percentage of total assets	78%	77%
Financing liabilities
HMBS-related borrowings	5,903,965	5,380,448
Financing liability - MSRs pledged	986,952	1,032,856
Financing liability - Owed to securitization investors	22,827	24,815
	6,913,744	6,438,119
Derivative liabilities	3,319	4,986
Liabilities at fair value	$6,917,063	$6,443,105
As a percentage of total liabilities	72%	73%
Assets at fair value using Level 3 inputs	$7,599,210	$7,024,145
As a percentage of assets at fair value	97%	97%
Liabilities at fair value using Level 3 inputs	$6,913,744	$6,438,119
As a percentage of liabilities at fair value	100%	100%
Assets at fair value using Level 3 inputs increased during the nine months ended September 30, 2019 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing.
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
Valuation of MSRs
MSRs are assets that represent the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and obtain MSRs through asset acquisitions. For initial measurement, acquired and originated MSRs are initially measured at fair value. Subsequent to acquisition or origination, we elect to account for MSRs using either the amortization method or the fair value measurement method. Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. Effective with this election, our entire portfolio of MSRs is accounted for using the fair value measurement method. This irrevocable election applies to all subsequently acquired or originated servicing assets and liabilities that have characteristics consistent with each of these classes.
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
The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by class projected for the five-year period beginning September 30, 2019:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	10.8% to 18.0%	11.1% to 22.2%	9.2% to 14.2%
Weighted average	14.8%	17.3%	12%
Delinquency
Range	1.5% to 3.5%	7.2% to 16.8%	24.5% to 28.5%
Weighted average	2.1%	10.7%	27.3%
Cost to service
Range	$69 to $77	$86 to $133	$246 to $278
Weighted average	$71	$105	$272
Discount rate	9.1%	10.2%	11.3%
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

Allowance for Losses on Servicing Advances and Receivables
We record an allowance for losses on servicing advances through a charge to earnings to the extent that we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At September 30, 2019, the allowance for losses on servicing advances was $9.3 million, which represents 1% of the combined total balance of servicing advances and match funded advances.
We record an allowance for losses on receivables in our Servicing business related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of incurred losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience. At September 30, 2019, the allowance for losses on receivables related to government-insured claims was $53.2 million, which represents 55% of the total balance of government-insured claims receivables.
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

Our evaluation of whether it is probable that we will be unable to meet our obligations as they become due within one year after the date that our financial statements are issued involves a degree of judgment, including about matters that are, to different degrees, uncertain.
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

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
See Note 1 - Organization, Business Environment and Basis of Presentation to the Unaudited Consolidated Financial Statements for information related to recently issued accounting pronouncements and the expected impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands unless otherwise indicated)
Interest Rates
Our principal market risk exposure is the impact of interest rate changes on our mortgage-related assets and commitments, including MSRs, loans held for sale, loans held for investment and IRLCs. In addition, changes in interest rates could materially and adversely affect our volume of mortgage loan originations or result in MSR fair value changes. We also have exposure to the effects of changes in interest rates on our floating-rate borrowings, including advance financing facilities.
Interest rate risk is a function of (i) the timing of re-pricing and (ii) the dollar amount of assets and liabilities that re-price at various times. We are exposed to interest rate risk to the extent that our interest rate-sensitive liabilities mature or re-price at different speeds, or on different bases, than interest-earning assets.
Our management-level Market Risk Committee establishes and maintains policies that govern our hedging program, including such factors as market volatility, duration and interest rate sensitivity measures, targeted hedge ratios, the hedge instruments that we are permitted to use in our hedging activities, the counterparties with whom we are permitted to enter into hedging transactions and our liquidity risk profile. See Note 15 – Derivative Financial Instruments and Hedging Activities to the Unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.
MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds. Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy is targeted at mitigating the residual exposure, which we refer to as our net MSR portfolio exposure. We define our net MSR portfolio exposure as follows:

•	our more interest rate-sensitive Agency MSR portfolio,

•	less the Agency MSRs subject to our agreements with NRZ (See Note 10 — Rights to MSRs),

•	less the asset value for securitized HECM loans, net of the corresponding HMBS-related liability, and

•	less the net value of our held for sale loan portfolio and lock commitments (pipeline).
We determine and monitor daily the hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At September 30, 2019, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure of approximately 30%. The changes in fair value of our hedging instruments may not offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes due to the partial hedge coverage and other factors.
The following table illustrates the composition of our net MSR portfolio exposure at September 30, 2019 with the associated interest rate sensitivity for a hypothetical, instantaneous decrease in interest rate of 25 basis points assuming a parallel shift in interest rate yield curves (refer to the description below under Sensitivity Analysis). The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear.

Dollars in millions	Fair value at September 30, 2019	Hypothetical change in fair value due to 25 bps rate decrease
Agency MSR - interest rate sensitive	$656.0	$(54.7)
Less NRZ Agency MSR financing liability	(298.2)	29.8
Net Agency MSR exposure	$357.8	$(24.9)

Asset value of HECM loans, net of HMBS-related liability	$145.3	$2.9
Loans HFS	207.6	1.2
Pipeline	4.8	(0.1)

Net MSR portfolio exposure (sum of the above)		$(20.9)
Hypothetical 30% offset by hedging instruments		6.3
Hypothetical residual exposure to changes in interest rates		$(14.6)
We use forward trades of MBS or Agency TBAs with different banking counterparties as hedging instruments that are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our unaudited consolidated statements of operations.
The TBAs are subject to margin requirements. Ocwen may be required to post or may be entitled to receive cash collateral with its counterparties, based on daily value changes of the instruments. Changes in market factors, including interest rates, and our credit rating could require us to post additional cash collateral and could have a material adverse impact on our financial condition and liquidity.
MSRs and MSR Financing Liabilities
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
Loans Held for Sale, Loans Held for Investment and IRLCs
In our lending business, newly-originated forward mortgage loans held for sale and newly originated reverse mortgage loans held for investment that we have elected to carry at fair value and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. We are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans range from 5 to 90 days, but the majority of our commitments are for 60 days. Our holding period for forward mortgage loans from funding to sale is typically less than 30 days. Loan commitments for reverse mortgage loans range from 10 to 30 days. The majority of our reverse loans are variable-rate loan commitments. This interest rate exposure had historically been economically hedged with freestanding derivatives, including forward sales of agency TBAs and forward mortgage-backed securities (Forward MBS). Beginning in September 2019, this exposure is not individually hedged, but rather used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
Loans Held for Investment and HMBS-related Borrowings
We elected fair value accounting for the entire reverse mortgage HECM loan portfolio, which is held for investment, together with the HMBS-related borrowings. The fair value of our HECM loan portfolio decreases as market rates rise and increases as market rates fall. As our HECM portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation.
The asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings for securitized loans is comprised of net servicing income on the existing securitized HECM portfolio which we have not previously hedged, but which acts as a partial hedge for our forward MSR value sensitivity. Due to this characteristic, beginning in September 2019, this exposure is used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
Match Funded Liabilities
We monitor the effect of increases in interest rates on the interest paid on our variable-rate advance financing debt. Earnings on cash and float balances are a partial offset to our exposure to changes in interest expense. We purchase interest rate caps as economic hedges (not designated as a hedge for accounting purposes) when required by our advance financing arrangements.
Interest Rate-Sensitive Financial Instruments
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

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Rate-Sensitive Assets:
Interest-earning cash	$319,549	$319,549	$266,235	$266,235
Loans held for sale, at fair value	207,645	207,645	176,525	176,525
Loans held for sale, at lower of cost or fair value(1)	67,934	67,934	66,097	66,097
Loans held for investment, at fair value	6,049,242	6,049,242	5,472,199	5,472,199
U.S. Treasury notes	—	—	1,064	1,064
Debt service accounts and time deposits	17,418	17,418	27,964	27,964
Total rate-sensitive assets	$6,661,788	$6,661,788	$6,010,084	$6,010,084

Rate-Sensitive Liabilities:
Match funded liabilities	$687,497	$688,038	$778,284	$776,485
HMBS-related borrowings, at fair value	5,903,965	5,903,965	5,380,448	5,380,448
SSTL and other secured borrowings (2)	708,929	708,665	382,538	383,162
Senior notes (2)	310,788	258,114	448,727	426,147
Total rate-sensitive liabilities	$7,611,179	$7,558,782	$6,989,997	$6,966,242

	September 30, 2019		December 31, 2018
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$57,083	$—	$260,000	$678
IRLCs	173,616	4,781	150,175	3,871
Forward trades	9,763	(3,126)	165,363	(4,983)
TBA / Forward MBS trades	700,000	887	—	—
Derivatives, net		$2,542		$(434)

(1)	Net of market valuation allowances and including non-performing loans.

(2)	Carrying values are net of unamortized debt issuance costs and discount.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2019, given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2019 market rates to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
Dollars in millions	Down 25 bps	Up 25 bps
HECM loans held for investment	$2.9	$(2.8)
Loans held for sale	1.2	(1.4)
TBA / Forward MBS trades	5.1	4.7
Total loans held for sale and related derivatives	9.2	0.5

MSRs (1)	(54.7)	55.5
MSRs, embedded in pipeline	(0.1)	0.1
Total MSRs	(54.8)	55.6

Total, net	$(45.6)	$56.1

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

Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on September 30, 2019 balances, if interest rates were to increase by 1% on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $12.0 million resulting from an increase of $23.9 million in annual interest income and an increase of $11.9 million in annual interest expense.
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
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2019.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2019 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

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

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 5, 2019