Form 10-K
period 2019-12-31
OCWEN FINANCIAL CORP
filed 2020-02-26
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the registrant held by nonaffiliates as of June 30, 2019: $275,549,706
Number of shares of common stock outstanding as of February 21, 2020: 134,948,008 shares
DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which is currently scheduled to be held on May 27, 2020, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2019 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements.
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan” “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in “Risk Factors” and the following:

•
uncertainty related to the adequacy of our financial resources, including our sources of liquidity and ability to fund, sell and recover advances, originate, sell and securitize forward and reverse mortgage loans, fund forward and reverse mortgage loan buyouts, repay, renew and extend borrowings and borrow additional amounts as and when required;

•	uncertainty related to our ability to execute on our cost re-engineering initiatives and take the other actions we believe are necessary for us to improve our financial performance;

•
uncertainty related to our ability to acquire mortgage servicing rights (MSRs) or other assets or businesses at adequate risk-adjusted returns, including our ability to allocate adequate capital for such investments, negotiate and execute purchase documentation and satisfy closing conditions so as to consummate such acquisitions;

•	uncertainty related to our ability to grow our lending business and increase our lending volumes in a competitive market and uncertain interest rate environment;

•	uncertainty related to our long-term relationship and remaining agreements with New Residential Investment Corp. (NRZ), our largest servicing client;

•	our ability to execute an orderly and timely transfer of responsibilities in connection with the termination by NRZ of our legacy PHH Mortgage Corporation (PMC) subservicing agreement;

•
the reactions of regulators, lenders and other contractual counterparties, rating agencies, stockholders and other stakeholders to the announcement of the termination of the PMC subservicing agreement;

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

•	our ability to comply with the terms of our settlements with regulatory agencies and the costs of doing so;

•	increased regulatory scrutiny and media attention;

•	any adverse developments in existing legal proceedings or the initiation of new legal proceedings;

•	our ability to effectively manage our regulatory and contractual compliance obligations;

•
our ability to interpret correctly and comply with liquidity, net worth and other financial and other requirements of regulators, Fannie Mae, Freddie Mac and Ginnie Mae, as well as those set forth in our debt and other agreements;

•
our ability to comply with our servicing agreements, including our ability to comply with our agreements with, and the requirements of, Fannie Mae, Freddie Mac and Ginnie Mae and maintain our seller/servicer and other statuses with them;

•	our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;

•	failure of our information technology or other security systems or breach of our privacy protections, including any failure to protect customers’ data;

•	uncertainty related to the ability of our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems;

•
our ability to identify and address any issues arising in connection with the transfer of loans to the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP) without incurring significant cost or disruption to our operations;

•	the loss of the services of our senior managers and key employees;

•
uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs), Government National Mortgage Association (Ginnie Mae) and trustees regarding loan put-backs, penalties and legal actions;

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

•	our ability to adequately manage and maintain real estate owned (REO) properties and vacant properties collateralizing loans that we service;

•	uncertainty related to legislation, regulations, regulatory agency actions, regulatory examinations, government programs and policies, industry initiatives and evolving best servicing practices;

•	our ability to realize anticipated future gains from future draws on existing loans in our reverse mortgage portfolio;

•	our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;

•	our ability to effectively transform our operations in response to changing business needs, including our ability to do so without unanticipated adverse tax consequences;

•	uncertainty regarding regulatory restrictions on our ability to repurchase our own stock and limitations under our debt agreements on stock repurchases;

•	uncertainty related to the political or economic stability of the United States and of the foreign countries in which we have operations; and

•	our ability to maintain positive relationships with our large shareholders and obtain their support for management proposals requiring shareholder approval.
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
OVERVIEW
We are a financial services company that services and originates mortgage loans. We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. This long-standing core competency will continue to be a guiding principle as we seek to grow our business and improve our financial performance.
We are headquartered in West Palm Beach, Florida with offices in the U.S. (West Palm Beach, FL, Mount Laurel, NJ, Rancho Cordova, CA), in the United States Virgin Islands (St. Croix)), and operations in India and the Philippines. At December 31, 2019, approximately 72% of our workforce is located outside the U.S. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With our predecessors, we have been servicing residential mortgage loans since 1988. In late 2018 and throughout 2019, we successfully completed our acquisition and integration of PHH Corporation (PHH). We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013. We currently provide solutions through our primary operating, wholly-owned subsidiaries, PHH Mortgage Corporation (PMC) and Liberty Home Equity Solutions, Inc. (Liberty).
Our priority is to return to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. To do so, we believe we must execute on the following key initiatives. First, we must manage the size of our servicing portfolio through expanding our lending business and acquisitions of mortgage servicing rights (MSRs) that are prudent and well-executed with appropriate financial return targets. Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process and establish continuous cost improvement as a core strength. Our continuous cost improvement efforts are focused on leveraging our single servicing platform and technology, optimizing strategic sourcing and off-shore utilization, lean process design, automation and other technology-enabled productivity enhancements. Third, we must manage our balance sheet to ensure adequate liquidity and provide a solid platform for financing our ongoing business needs and executing on our other key business initiatives. Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms.
BUSINESS MODEL AND SEGMENTS
Ocwen’s business model is designed to optimize our value creation for our primary stakeholders, improve our returns and effectively allocate our resources. Over the past twelve months, in addition to our PHH integration efforts, we have continued to adjust and transform our business model to generate growth through diversification and drive operational efficiencies. Our core competencies revolve around our servicing business and we aggressively pursue growth of our servicing portfolio through origination and acquisitions of servicing volume from multiple sources.
Our servicing portfolio is comprised of three components with different economics - our owned MSRs, our subservicing portfolio, and the NRZ servicing portfolio. We invest our capital to fund acquisitions and originations of our owned MSRs and servicing advances, for which we establish a targeted return on investment. Our net return includes servicing revenue net of servicing costs, less MSR portfolio runoff and other fair value changes, and less our MSR and advance funding cost. Our subservicing portfolio generates a relatively more stable source of revenue with lower subservicing fees but without any significant capital utilization and funding of advances. Our NRZ servicing portfolio has effectively been a subservicing relationship - See New Residential Investment Corp. Relationship. We target a balanced mix of our portfolio between servicing and subservicing. Our servicing operations and customer interactions do not differentiate whether loans are serviced or subserviced.
Our growth strategy is built on our relationships with borrowers, lenders and other market participants. We develop these relationships to grow our existing owned MSR portfolio, or develop new subservicing arrangements. We acquire MSRs through bulk portfolio purchases in the open market or through flow purchase agreements with our network of mortgage companies and financial institutions, or through participation in the Agency co-issue programs. In order to diversify our sources of servicing and reduce our reliance on others, we have been developing our origination of MSRs through different channels, including our portfolio recapture channel, retail, wholesale and correspondent lending. In 2019, bulk acquisitions represented the largest volume of MSR additions.

The chart below presents our current business model:
We report our activities in three segments, with Servicing and Lending being our primary segments. Our other business activities that are currently individually insignificant are included in the Corporate Items and Other segment. Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. The historical financial information of our segments is presented in our financial statements in Note 23 — Business Segment Reporting and discussed in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Servicing
Our Servicing business is primarily comprised of our core residential mortgage servicing business that currently accounts for most of our total revenues, and we also have a small commercial mortgage servicing business. Our servicing clients include some of the largest financial institutions in the U.S., including the GSEs, Ginnie Mae, NRZ and non-Agency residential mortgage-backed securities (RMBS) trusts. As of December 31, 2019, our residential servicing portfolio consisted of 1,419,943 loans with an unpaid principal balance (UPB) of $212.4 billion.
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
We own MSRs outright, where we typically receive all the servicing economics, and we subservice on behalf of other institutions that own the MSRs or Rights to MSRs, in which case we typically earn a smaller fee for performing the subservicing activities. Special servicing is a form of subservicing where we generally manage only delinquent loans on behalf of a loan owner. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis.
Servicing advances are an important component of our business and are amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. These amounts include principal and interest payments, property taxes and insurance premiums and amounts to maintain, repair and market real estate properties on behalf of our servicing clients. Most of our advances have the highest reimbursement priority such that we are entitled to repayment of the advances from the loan or property liquidation proceeds before most other claims on these proceeds. The costs incurred in meeting advancing obligations consist principally of the interest expense incurred in financing the advance receivables and the costs of arranging such financing. Under subservicing agreements, Ocwen is promptly reimbursed by the owners of the MSRs who generally finance the advances and incur the associated financing cost.
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
We report our MSR purchases through flow, agency co-issue programs, and bulk sources in our Servicing segment. We initially recognize our MSR origination with the associated gain in our Lending business, and subsequently transfer the MSR to our Servicing segment. Our Servicing segment reflects all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes.
Our servicing portfolio naturally decreases over time as homeowners make regularly scheduled mortgage payments, prepay loans prior to maturity, refinance with a mortgage loan not serviced by us or involuntarily liquidate through foreclosure or other liquidation process. In addition, existing clients may determine to terminate their servicing and subservicing arrangements with us and transfer the servicing to others. Therefore, our ability to grow the size of our servicing portfolio depends on our ability to acquire the right to service or subservice additional mortgage loans at a rate that exceeds portfolio runoff and any client terminations. We are focused on profitably replenishing and growing our servicing and subservicing portfolios through a variety of sources, including our lending business channels (retail/recapture, wholesale and correspondent), forward flow MSR arrangements with certain business partners, GSE cash window programs, additional subservicing business arrangements, and bulk MSR acquisitions.
Lending
In 2019, our Lending business originated or purchased forward and reverse mortgage loans with a UPB of $1.2 billion and $729.4 million, respectively. These loans were acquired through three primary channels: directly with mortgage customers (retail), through correspondent lender relationships (correspondent) and through broker relationships (wholesale). Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest. We exited the forward lending correspondent and wholesale channels in 2017 for strategic purposes, and re-entered the correspondent channel in the second quarter of 2019. Our forward lending business is also focused on portfolio recapture (i.e., refinancing loans in our servicing portfolio).
Our forward mortgage loans are conventional (conforming to the underwriting standards of the GSEs, collectively Agency loans) and government-insured (insured by the FHA or VA). After origination, we generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We typically retain the associated MSRs on securitizations, providing the Servicing business with a source of new MSRs to replenish our servicing portfolio and partially offset the impact of loan amortization and prepayments, i.e., portfolio runoff. Whole loan transactions are generally completed on a servicing released basis.
We also originate and purchase Home Equity Conversion Mortgages (HECM or reverse mortgage loans) through our Liberty Home Equity Solutions, Inc. (Liberty) operations. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. The reverse mortgage business generates revenue from new originations and subsequent tail draws, scheduled and unscheduled, taken by the borrower. In the second half of 2019, we launched our non-FHA guaranteed jumbo proprietary product, EquityIQ, for borrowers in high property value areas that exceed FHA limits.
Retail Lending. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our forward lending business benefits from our servicing portfolio by offering refinance options to qualified borrowers seeking to lower their mortgage payments. Depending on borrower eligibility, we refinance eligible customers into conforming or government-insured products. We also are increasing our ability to originate retail loans to non-Ocwen servicing customers through various marketing channels. Through lead campaigns and direct marketing, the retail channel seeks to convert leads into loans in a cost-efficient manner. We are focused on increasing recapture rates on our existing servicing portfolio to grow this business.
Correspondent Lending. Our correspondent lending operation purchases mortgage loans that have been originated by a network of approved third-party lenders. We re-entered the forward correspondent lending channel in the second quarter of 2019.
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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of this constantly changing environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our actual or alleged failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to any of the following:

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	governmental investigations and enforcement actions;

•	administrative fines and penalties and litigation;

•	civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities;

•	breaches of covenants and representations under our servicing, debt or other agreements;

•	damage to our reputation;

•	inability to raise capital or otherwise secure the necessary financing to operate the business;

•	changes to our operations that may otherwise not occur in the normal course, and that could cause us to incur significant costs; or

•	inability to execute on our business strategy.
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
The CFPB and state regulators have also focused on the use and adequacy of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as likely discontinuation of the London Interbank Offered Rate (LIBOR). In 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems to ensure compliance with the CFPB’s mortgage servicing requirements. The NY DFS also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which required banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. Likewise, the NY DFS has directed New York-regulated depository and non-depository institutions, insurers and pension funds to submit their plans for managing the risks relating to the likely discontinuation of LIBOR. Similarly, the California Consumer Privacy Act, which was enacted in 2018 and became effective on January 1, 2020, created new consumer rights relating to the access to, deletion of, and sharing of personal information.
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
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state regulators as part of their general regulatory oversight of our servicing and lending businesses. We also engage with state attorneys general and the CFPB and, on occasion, we engage with other federal agencies, including the Department of Justice and various inspectors general on various matters, including responding to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs and their conservator, FHFA, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders or payment of monetary amounts to settle issues identified in connection with examinations or regulatory or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
In recent years, we have been subject to significant state and federal regulatory actions against us, including the following:

•
We are currently in litigation with the CFPB after the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and Ocwen Loan Servicing, LLC (OLS) alleging violations of federal consumer financial laws relating to our servicing business

•
We are currently in litigation with the Florida Attorney General and the Florida Office of Financial Regulation after they filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business

•
We have settled state regulatory actions against us by 29 states and the District of Columbia after these states and the District of Columbia alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities

•
We have entered into regulatory settlements with the New York Department of Financial Services (NY DFS) and the California Department of Business Oversight (CA DBO) relating to our servicing practices and other aspects of our business

•
We have entered into a settlement agreement with the MMC and consent orders with certain state attorneys general to resolve and close out findings of an MMC examination of PMC’s legacy mortgage servicing practices

We have incurred, and will continue to incur significant costs to comply with the terms of the settlements into which we have entered. In addition, the restrictions imposed under these settlements have significantly impacted how we run our business and will continue to do so. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.

We continue to be subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions, which could result in further adverse regulatory action against us.
To the extent that an examination, audit or other regulatory engagement identifies an alleged failure by us to comply with applicable laws, regulations or licensing requirements, or if allegations are made that we have failed to comply with applicable laws, regulations or licensing requirements or the commitments we have made in connection with our regulatory settlements (whether such allegations are made through administrative actions such as cease and desist orders, through legal proceedings or otherwise) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations, (viii) changes to our operations that may otherwise not occur in the normal course, and that could cause us to incur significant costs or (ix) inability to execute on our business strategy. Any of these occurrences could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
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
COMPETITION
The financial services markets in which we operate are highly competitive. We compete with large and small financial services companies, including bank and non-bank entities, in the servicing and lending markets. Our competitors include large banks, such as Wells Fargo, JPMorgan Chase, Bank of America and Citibank, large non-bank servicers such as Mr. Cooper and PennyMac Loan Services, market disruptors such as Quicken Loans, SunTrust Mortgage and Regions Mortgage who are aggressively investing in the digital transformation of their business platforms, and real estate investment trusts, including New Residential Investment Corp.
In the servicing industry, we compete based on price, quality and risk appetite. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, (2) consider our customer satisfaction rankings, and (3) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which makes it challenging to compete. We believe that our competitive strengths flow from our ability to control and drive down delinquencies using proprietary processes, our lower cost to service non-performing loans and our deep know-how as a long-time operator of servicing loans. Notwithstanding these strengths, we have suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this has weakened our competitive position against both our bank and non-bank servicing competitors.
In the lending industry, we face intense competition in most areas, including product offerings, rates, fees and customer service. Some of our competitors, including the larger banks, have substantially lower costs of capital and strong retail presence, which makes it challenging to compete. In addition, with the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. We believe our competitive strengths flow from our existing customer relationships and from our focus on providing strong customer service.
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
The following table summarizes our key servicer ratings:

PHH Mortgage Corporation
	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3	Average	RPS3
Residential Special Servicer	SQ3	Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3	Average	RMS3
Ratings Outlook	N/A	Stable	Stable

Date of last action	August 29, 2019	December 27, 2019	December 19, 2019
Following the merger of OLS into PMC on June 1, 2019, Ocwen submitted requests to withdraw the servicer ratings for OLS. S&P and Moody’s have transferred the Master Servicer rating for OLS to PMC, and Fitch assigned the Master Servicer rating on December 19, 2019.
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
Downgrades in servicer ratings could adversely affect our ability to service loans, sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances if we fall below their desired servicer ratings.
See Item 1A. Risk Factors - Risks Relating to Our Business for further discussion of the adverse effects that a failure to maintain minimum servicer ratings could have on our business, financing activities, financial condition or results of operations.
NEW RESIDENTIAL INVESTMENT CORP. RELATIONSHIP
Ocwen has a legacy relationship with NRZ and we acquired PMC’s legacy relationship with NRZ when we acquired PHH in October 2018. As a result, we service loans on behalf of NRZ under various agreements, including traditional subservicing agreements, where NRZ is the legal owner of the MSRs, and in connection with Rights to MSRs, where Ocwen retains legal title to the underlying MSRs but NRZ has generally assumed risks and rewards consistent with an MSR owner. As of December 31, 2019, we serviced loans with a UPB of $58.1 billion under legacy Ocwen subservicing agreements, loans with a UPB of $18.5 billion under legacy Ocwen Rights to MSRs agreements and loans with a UPB of $42.1 billion under a legacy PMC subservicing agreement. See Note 10 — Rights to MSRs and Note 25 — Commitments, NRZ Relationship.
NRZ is our largest servicing client, accounting for 56% of the UPB of our servicing portfolio as of December 31, 2019 and approximately 74% of all delinquent loans that Ocwen serviced. During 2019, NRZ-related servicing fees retained by Ocwen represented approximately 36% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ (excluding ancillary income). We also benefit from the amortization of $334.2 million in upfront lump-sum cash payments that we received from NRZ in 2017 and 2018 when we renegotiated certain aspects of the legacy Ocwen agreements. These lump-sum cash payments were deferred and are recorded within Other income (expense) within our financial statements as they amortize through the remaining term of the original agreements (April 2020). As a result, through April 2020, we expect to recognize income of $35.4 million due to the amortization of these lump sum payments.

During 2019, we completed an assessment of the cost-to-service and the profitability of the NRZ servicing portfolio. Based on this analysis, in the fourth quarter of 2019, we estimated that operating expenses, including direct servicing expenses and overhead allocation, exceeded the net revenue retained for the NRZ servicing portfolio by approximately $10.0 million. As with all estimates, this estimate required the exercise of judgment, including with respect to overhead allocations, and it excludes the benefits of the lump-sum payment amortization. The estimated loss for these subservicing agreements is partially driven by the declining revenue as the loan portfolio amortizes down without a corresponding reduction to our servicing cost over time. As performing loans in the NRZ servicing portfolio have run-off, delinquencies have remained high, resulting in a relatively elevated average cost per loan. Because the NRZ portfolio contains a high percentage of delinquent accounts, it has an inherently high level of potential operational and compliance risk and requires a disproportionately high level of operating staff, oversight support infrastructure and overhead which drives the elevated average cost per loan. We actively pursue cost re-engineering initiatives to continue to reduce our cost-to-service and our corporate overhead, as well as pursue actions to grow our non-NRZ servicing portfolio to offset the losses on the NRZ sub servicing.
On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement. This termination is for convenience (and not for cause). The notice states that the effective date of termination is June 19, 2020 for 25% of the loans under the agreement (not including loans constituting approximately $6.6 billion in UPB that were added by NRZ under the agreement in 2019) and August 18, 2020 for the remainder of the loans under the agreement. The actual servicing transfer date(s) will be determined through discussions with NRZ and other stakeholders such as GSEs. In connection with the termination, we estimate that we will receive loan deboarding fees of approximately $6.1 million from NRZ. The portfolio subject to termination accounted for $42.1 billion in UPB, or 20% of our total serviced UPB as of December 31, 2019. Under this agreement, in the fourth quarter of 2019, we estimate that operating expenses, including direct expenses and overhead allocation, exceeded the net revenue retained for this portion of the NRZ servicing portfolio by approximately $3.0 million. At this stage, we do not anticipate significant operational impacts on our servicing business as a result of this termination. The terminated servicing is comprised of Agency loans with relatively low delinquencies that do not pose a high level of operating and compliance risk or require substantial direct and oversight staffing relative to our non-Agency servicing. Nonetheless, we intend to right-size and reduce expenses in our servicing business and the related corporate support functions to the extent possible to align with our smaller portfolio.
We currently anticipate that the loan deboarding fees from NRZ will offset a significant portion of our transition and restructuring costs assuming an orderly and timely transfer. However, it is possible that the loan deboarding and other transition activities that we will undertake as a result of the termination may not occur in an orderly or timely manner, which could be disruptive and could result in us incurring additional costs or even in disagreements with NRZ relating to our respective rights and obligations. Overall, our current view is that if we can exclude the legacy PMC NRZ servicing portfolio and successfully execute on the necessary transition and expense reduction actions in an orderly and timely manner, we will be able to enhance the long-term financial performance of our servicing business.
The legacy Ocwen agreements have an initial term ending in July 2022 and the underlying loans are almost exclusively non-Agency loans. As a result, the servicing of these loans involves a higher level of operational and regulatory risk and requires substantial direct and oversight staffing relative to Agency loans. NRZ may terminate the agreements for convenience, subject to Ocwen’s right to receive a termination fee and 180 days’ notice at any time during the initial term. The termination fee is calculated as specified in the Ocwen agreements, and is a discounted percentage of the expected revenues that would be owed to Ocwen over the remaining contract term based on certain portfolio run off assumptions. After the initial term, these agreements can be renewed for three-month terms at NRZ’s option. In addition to a base servicing fee, we receive ancillary income, which primarily includes late fees, loan modification fees and Speedpay® fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. NRZ receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as certain REO-related income, including REO referral commissions. As legal MSR owner, or in compliance with the Rights to MSRs agreements, NRZ is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs.
PMC and NRZ are parties to an MSR sale agreement pursuant to which $2.7 billion in UPB of MSRs and the related advances remain to be sold to NRZ as of December 31, 2019. These MSRs and the related advances have not been sold because required third-party consents have not been obtained. Ocwen and NRZ are in discussions regarding the disposition of these remaining assets.
In the ordinary course, we regularly share information with NRZ and discuss various aspects of our relationship. At times, we discuss modifications to our relationship that we believe could be to our mutual benefit as our respective businesses evolve over time. We also discuss alternatives to the outcomes contemplated under our agreements when they were originally executed as facts and circumstances change over time. Examples of these discussions include our discussions with respect to the $18.5 billion in UPB of Rights to MSRs and our discussions with respect to the $2.7 billion in UPB of MSRs and the related advances that remain to be sold to NRZ under the legacy PMC sale agreement referenced above. With respect to the Rights to MSRs, we are discussing various alternative arrangements, including those contemplated under our existing agreements which provide, among other scenarios, that the Rights to MSRs could (i) remain in the existing Rights to MSR structure, (ii) be acquired by Ocwen or (iii) be sold or transferred to a third party together with Ocwen’s title to the related MSRs. As part of these discussions, we have discussed several potential changes to existing contracts. It is also possible that NRZ could exercise its rights to terminate for convenience some or all of the legacy Ocwen servicing agreements. In our business planning efforts, we have analyzed the potential impact of such an action by NRZ in light of the current and predicted future economics of the NRZ relationship generally. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these termination rights, we would need to substantially restructure many aspects of our servicing business as well as the related corporate support functions to address our smaller servicing portfolio. This would likely be a complex and expensive undertaking. However, we would also receive termination fees that we would expect to offset a significant portion of our transition and restructuring costs. Overall, we believe that if we were to exclude our NRZ servicing portfolio and successfully execute on the necessary transition and restructuring actions, we would be able to enhance the long-term financial performance and reduce the client concentration and operating risk profile of our servicing business.
ALTISOURCE VENDOR RELATIONSHIP
Ocwen is a party to a number of long-term agreements with Altisource S.à r.l., and certain of other subsidiaries of Altisource Portfolio Solutions, S.A. (Altisource), including a Services Agreement, under which Altisource provides various services, such as property valuation services, property preservation and inspection services and title services, among other things. This agreement expires August 31, 2025 and includes renewal provisions. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource currently provides title services to Liberty. Ocwen also has a General Referral Fee Agreement with Altisource pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. However, for MSRs that transferred to NRZ, as well as those subject to our Rights to MSRs agreements with NRZ, we are not entitled to REO referral commissions.
In February 2019, Ocwen and Altisource signed a Binding Term Sheet, which among other things, confirmed Altisource’s cooperation with the deboarding of loans from Altisource’s REALServicing servicing system to Black Knight MSP. The Binding Term Sheet also amends certain provisions in the Services Agreement. After certain conditions have been met and where Ocwen has the right to select the services provider, Ocwen agreed to use Altisource to provide the types of services that Altisource currently provides under the Services Agreement for at least 90% of services for all portfolios for which Ocwen is the servicer or subservicer, except that Altisource will be the provider for all such services for the portfolios: (i) acquired by Ocwen pursuant to loan servicing under agreements from Homeward (acquired in 2012) or assigned and assumed by Ocwen from Residential Capital, LLC, et al (assets acquired in 2013); and (ii) acquired from Ocwen, excluding certain portfolios in which PHH has an interest, by NRZ or its affiliates prior to the date of the Binding Term Sheet. The Binding Term Sheet also sets forth a framework for negotiating additional service level changes under the Services Agreement in the future. As specified in the Binding Term Sheet, if Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to Altisource’s right to cure. For certain claims arising from service referrals received by Altisource after the effective date of the Binding Term Sheet, the provisions include reciprocal indemnification obligations in the event of negligence by either party, and Altisource’s indemnification of Ocwen in the event of breach by Altisource of its obligations under the Services Agreement. The limitations of liability provisions include an exception for losses either party suffers as a result of third-party claims.
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
USVI OPERATIONS
The majority of our USVI operations and assets were transferred to the U.S. during 2019 as a result of our legal entity simplification.
In 2012, as part of an initiative to reorganize the ownership and management of our global servicing assets and operations under a single entity and cost-effectively expand our U.S.- based origination and servicing activities, Ocwen formed OMS under the laws of the USVI where OMS was incorporated and had its principal place of business. OMS was headquartered in Christiansted, St. Croix, USVI and was located in a federally recognized economic development zone where qualified entities are eligible for certain tax benefits. We refer to these benefits as “EDC Benefits” as they are granted by the USVI Economic Development Commission (EDC). We were approved as a Category IIA service business, and are therefore entitled to receive significant benefits that may have a favorable impact on our effective tax rate. These benefits, among others, enabled us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. Although we are eligible for a reduced tax rate in the USVI, the reduced tax rate has not provided Ocwen with a foreign tax benefit in recent tax years as we have been incurring taxable losses in the USVI.
During 2019, following our acquisition of PHH in 2018, and in connection with our overall corporate simplification and cost reduction efforts, we executed a legal entity reorganization whereby OLS, through which we previously conducted a substantial portion of our servicing business, was merged into PHH. OLS was previously the wholly-owned subsidiary of OMS, which was incorporated and headquartered in the USVI prior to its merger in November 2019 with Ocwen USVI Services, LLC, an entity which is also organized and headquartered in the USVI. As a result of this reorganization, the majority of our USVI operations and assets were transferred to the U.S. We expect the reorganization to result in efficiencies and operational cost savings through reduced complexity and a simplification of our global structure.
It is possible that we may not be able to retain our qualifications for the EDC Benefits, or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the value of the EDC Benefits, all of which could result in an increase to our tax expense, including a loss of anticipated income tax refunds, and, therefore, adversely affect our financial condition and results of operations. Additionally, although we executed a legal entity reorganization in 2019 such that the majority of our USVI operations and assets were transferred to the U.S., we plan to continue to maintain operations in the USVI until, through and after the reorganization as it is possible that our past and future EDC Benefits could be adversely impacted, which could jeopardize our ability to return to profitability.
On December 22, 2017, significant revisions to the Internal Revenue Code of 1986, as amended, were signed into law (Tax Act). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), and a new minimum tax enacted to prevent companies from stripping earnings out of the U.S. through U.S. tax deductible payments made to foreign affiliates. The reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after-tax earnings. However, the impact of the Tax Act on our future after tax earnings is subject to the effect of other complex provisions in the Tax Act, including the Base Erosion and Anti-Abuse Tax (BEAT), Global Intangible Low-Taxed Income (GILTI), and revised interest deductibility limitations. It is possible that the impact of these provisions could significantly reduce the benefit of the reduction in the statutory U.S. federal rate and may also negatively impact the tax advantages received from the EDC Benefits. In addition, Ocwen is continuing to evaluate the impact of the new tax legislation and recently issued regulations on its global tax position. Certain provisions of the new tax laws and regulations have resulted in an increase to our current income tax obligations.
EMPLOYEES
We had a total of approximately 5,300 and 7,200 employees at December 31, 2019 and 2018, respectively. We maintain operations in the U.S., USVI, India and the Philippines. At December 31, 2019, approximately 3,400 of our employees were located in India and approximately 400 were based in the Philippines. Of our foreign-based employees, nearly 80% were engaged in our Servicing operations as of December 31, 2019. Because of the large number of employees in India, our operations could be impacted by significant changes to the political or economic conditions in India or in the political or regulatory climate in the U.S. with respect to U.S. businesses engaging in foreign operations. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
SUBSIDIARIES
For a listing of our significant subsidiaries, refer to Exhibit 21.1 of this Annual Report on Form 10-K.
AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (www.ocwen.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including Ocwen, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request (1) the charters for our Audit Committee, Compensation and Human Capital Committee, Nomination/Governance Committee and Risk and Compliance Committee, (2) our Corporate Governance Guidelines, (3) our Code of Business Conduct and Ethics and (4) our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Business Conduct and Ethics or waiver thereto applicable to any executive officer or director. We may post information that is important to investors on our website. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe below the most significant risks that management believes affect or could affect us. Understanding these risks is important to understanding any statement in this Annual Report and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described below together with all the other information included or incorporated by reference in this Annual Report before you make any decision regarding an investment in our common stock. You should also consider the information set forth above under “Forward Looking Statements.” If any of the following risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment. While the following discussion provides a description of some of the important risks that could cause our results to vary materially from those expressed in public statements or documents, other factors besides those discussed within this Annual Report or elsewhere in other of our reports filed with or furnished to the SEC could also affect our business or results.
We have divided this section into the following general risk categories:

•	Legal and Regulatory Related Risks

•	Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth and the Economy

•	Operational Risks and Other Risks Related to Our Business

•	Tax Risks

•	Risks Relating to Ownership of Our Common Stock
Legal and Regulatory Risks
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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We must devote substantial resources to regulatory compliance, and we incurred, and expect to continue to incur, significant ongoing costs to comply with new and existing laws and governmental regulation of our business. If we fail to effectively manage our regulatory and contractual compliance, the resources we are required to devote and our compliance expenses would likely increase. Any significant delay or complication in fulfilling our regulatory commitments and resolving remaining legacy matters may jeopardize our ability to return to profitability.
We must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, RESPA, TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to borrowers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced. In addition, we must maintain an effective corporate governance and compliance management system. See “Business - Regulation” for additional information regarding our regulators and the laws that apply to us.
We must structure and operate our business to comply with applicable laws and regulations and the terms of our regulatory settlements. This can require judgment with respect to the requirements of such laws and regulations and such settlements. While we endeavor to engage proactively with our regulators in an effort to ensure we do so correctly, if we fail to interpret correctly the requirements of such laws and regulations or the terms of our regulatory settlements, we could be found to be in breach of such laws, regulations or settlements.

Our actual or alleged failure to comply with the terms of our regulatory settlements or applicable federal, state and local consumer protection laws, regulations and licensing requirements could lead to any of the following:

•	administrative fines and penalties and litigation;

•	loss of our licenses and approvals to engage in our servicing and lending businesses;

•	governmental investigations and enforcement actions;

•	civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities;

•	breaches of covenants and representations under our servicing, debt or other agreements;

•	damage to our reputation;

•	inability to raise capital or otherwise secure the necessary financing to operate the business and refinance maturing liabilities;

•	changes to our operations that may otherwise not occur in the normal course, and that could cause us to incur significant costs; or

•	inability to execute on our business strategy.
Any of these outcomes could materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
In recent years, the general trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. The CFPB continues to take a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and originations continues to evolve. Individual states, including New York and California, have also been active, as have other regulatory organizations such as the MMC. We also believe there has been a shift among certain regulators towards a broader view of the scope of regulatory oversight responsibilities with respect to mortgage originators and servicers. In addition to their traditional focus on licensing and examination matters, certain regulators have begun to make observations, recommendations or demands with respect to such areas as corporate governance, safety and soundness, and risk and compliance management. We must endeavor to work cooperatively with our regulators to understand all their concerns if we are to be successful in our business.
The CFPB and state regulators have also increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as likely discontinuation of the London Interbank Offered Rate (LIBOR). In 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The NY DFS also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which require banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. Likewise, the NY DFS has directed New York-regulated depository and non-depository institutions, insurers and pension funds to submit their plans for managing the risks relating to the likely discontinuation of LIBOR. Similarly, the California Consumer Privacy Act, which was enacted in 2018 and became effective on January 1, 2020, created new consumer rights relating to the access to, deletion of, and sharing of personal information.
Presently, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd Frank Act and CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd Frank Act or to the federal regulatory environment generally. Such actions could impact the industry generally or us specifically, could impact our relationships with other regulators, and could adversely impact our business and limit our ability to reach an appropriate resolution with the CFPB, with which we are engaged to attempt to resolve certain concerns relating to our mortgage servicing practices, as described in the next risk factor.
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
Governmental bodies have taken regulatory and legal actions against us in the past and may in the future impose regulatory fines or penalties or impose additional requirements or restrictions on our activities that could increase our operating expenses, reduce our revenues or otherwise adversely affect our business, financial condition, liquidity, results of operations, ability to grow and reputation.
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions that could result in further adverse regulatory action against us, including certain matters summarized below. See Note 24 — Regulatory Requirements and Note 26 — Contingencies to the Consolidated Financial Statements.
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. While we believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves, the outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing and State Attorneys General
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2019. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we were in compliance with the applicable net worth requirements. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition.
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
In addition, Ocwen entered into settlements with certain states on different or additional terms, which include making additional communications with and for borrowers, certain restrictions, certain review, reporting and remediation obligations, and requirements to make certain monetary payments.
We have incurred and will continue to incur, significant costs complying with the terms of these settlements, including in connection with the escrow analysis and the transition to Black Knight MSP. In addition, the remediation of errors identified during the escrow analysis could result in payments, credits or other actions to remediate such errors and legal or other actions could be taken against us by regulators or others with respect to such errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
Although we have resolved all of the administrative actions taken by state regulators in April 2017 and shortly thereafter, we have not resolved all of the legal actions. In April 2017, and concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, the Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute.
Certain of the state regulators’ cease and desist orders referenced a confidential supervisory memorandum of understanding (MOU) that we entered into with the MMC and six states relating to a servicing examination from 2013 to 2015. Among other things, the MOU prohibited us from repurchasing stock during the development of a going forward plan and, thereafter, except as permitted by the plan. We submitted a plan in 2016 that contained no stock repurchase restrictions and, therefore, we do not believe we are currently restricted from repurchasing stock. We requested confirmation from the signatories of the MOU that they agree with this interpretation, and received affirmative responses from the MMC and five states, and a response declining to take a legal position from the remaining state.
In January 2018, prior to our acquisition of PHH, PMC entered into a settlement agreement with the MMC and consent orders with certain state attorneys general to resolve and close out findings of an MMC examination of PMC’s legacy mortgage servicing practices. Under the terms of these settlements, PMC agreed to comply with certain servicing standards, to conduct testing of compliance with such servicing standards for a period of three years ending December 31, 2020, and to report to the MMC regarding the same. To the extent PMC does not comply with the terms of the servicing standards, the MMC or state attorneys general could take regulatory action against us, including imposing fines or penalties or otherwise restricting our business activities.
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
We have certain remaining reporting and other obligations under the 2017 CA Consent Order, including our completion of $198.0 million in debt forgiveness for California borrowers by June 30, 2019. We believe we fulfilled this requirement during the first quarter of 2019. However, our completion of this requirement is subject to testing by the CA DBO’s third-party administrator who must confirm, among other things, that modified loans have remained current for specified time periods. If we are unable to satisfy this requirement or obtain an extension, the 2017 CA Consent Order obligates us to pay the remaining amount to the CA DBO in cash. If the CA DBO were to allege that we failed to comply with our obligations under the 2017 CA Consent Order or that we otherwise were in breach of applicable laws, regulations or licensing requirements, the CA DBO could also take regulatory actions against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
Other Matters
On occasion, we engage with agencies of the federal government on various matters, including the Department of Justice, the Office of Inspector General of HUD, SIGTARP and the VA Office of the Inspector General. In addition to the expense of responding to subpoenas and other requests for information from such agencies, in the event that any of these engagements result in allegations of wrongdoing by us, we may incur fines or penalties or significant legal expenses defending ourselves against such allegations.
In recent years, we have entered into significant settlements with the NY DFS, the CA DBO, and the 2013 Ocwen National Mortgage Settlement. These settlements involved payments of significant monetary amounts, monitoring by third-party firms for which we were financially responsible and other restrictions on our business. For example, we recognized $177.5 million in third-party monitoring costs alone relating to these settlements between 2014 and 2017. While we are not currently subject to active monitorships under these settlements, we remain obligated to comply with the commitments made to our regulators and if we violate those commitments one or more of these entities could take regulatory action against us. Any future settlements or other regulatory actions against us could have a material adverse impact on our business, reputation, operating results, liquidity and financial condition will be adversely affected.
To the extent that an examination or other regulatory engagement results in an alleged failure by us to comply with applicable laws, regulations or licensing requirements, or if allegations are made that we have failed to comply with applicable laws, regulations or licensing requirements or the commitments we have made in connection with our regulatory settlements (whether such allegations are made through administrative actions such as cease and desist orders, through legal proceedings or otherwise) or if other regulatory actions of a similar or different nature are taken in the future against us, this could lead to (i) administrative fines, penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise secure the necessary funding to operate the business, (viii) changes to our operations that may otherwise not occur in the normal course, and that could cause us to incur significant costs, and (ix) inability to execute on our business strategy. Any of these outcomes could increase our operating expenses and reduce our revenues, hamper our ability to grow or otherwise materially and adversely affect our business, reputation, financial condition, liquidity and results of operations.
Our regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’, rating agencies’, and creditors’ perceptions, which could adversely impact our financial results and ongoing operations.

Our regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’, rating agencies’ and creditors’ perceptions of us. As a result, our ordinary course interactions with regulators may be adversely affected. We may incur additional compliance costs and management time may be diverted from other aspects of our business to address regulatory issues. It is possible that we may incur additional fines or penalties or even that we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. In addition, certain regulators have begun to make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management, which could require us to incur additional expense or which could result in the imposition of additional requirements such as liquidity and capital requirements or restrictions on business conduct such as engaging in stock repurchases. To the extent that rating agencies or creditors perceive us negatively, our servicer or credit ratings could be adversely impacted and our access to funding could be limited.
If regulators allege that we do not comply with the terms of our regulatory settlements, or if we enter into future regulatory settlements, it could significantly impact our ability to maintain and grow our servicing portfolio.
Our servicing portfolio naturally decreases over time as homeowners make regularly scheduled mortgage payments, prepay loans prior to maturity, refinance with a mortgage loan not serviced by us or involuntarily liquidate through foreclosure or other liquidation process. Our ability to maintain or grow the size of our servicing portfolio depends on our ability to acquire the right to service or subservice additional pools of mortgage loans or to originate additional loans for which we retain the MSRs.
Our regulatory settlements have significantly impacted our ability to maintain or grow our servicing portfolio because we agreed to certain restrictions that effectively prohibited future bulk acquisitions of residential servicing. While certain of these restrictions have been eased in connection with our resolution of state regulatory matters and acquisition of PHH, we are still restricted in our ability to grow our portfolio under the terms of our agreements with the NY DFS. If we are unable to satisfy the conditions of the regulatory commitments we made to these and other regulators, or if a future regulatory settlement restricts our ability to acquire MSRs, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions and our business could be materially and adversely affected. Moreover, even when regulatory restrictions are lifted, the reputational damage done by these actions may inhibit our ability to acquire new business.
If we are unable to respond timely and effectively to routine or other regulatory examinations and borrower complaints, our business and financial conditions may be adversely affected.
Regulatory examinations by state and federal regulators are part of our ordinary course business activities. If we are unable to respond effectively to regulatory examinations, our business and financial conditions may be adversely affected. For example, our January 2015 consent order with the CA DBO arose out of an alleged failure to respond adequately to requests from the CA DBO as part of a routine regulatory examination. In addition, we receive various escalated borrower complaints and inquiries from our state and federal regulators and state Attorneys General and are required to respond within the time periods prescribed by such entities. If we fail to respond effectively and timely to regulatory examinations and escalations, legal action could be taken against us by such regulators and, as a result, we may incur fines or penalties or we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. We could also suffer from reputational harm and become subject to private litigation.
The Dodd-Frank Act has significantly impacted our business and we expect it to continue to do so. In addition, new rules and regulations or more stringent interpretations of existing rules and regulations by the CFPB could result in increased compliance costs and, potentially, regulatory action against us.
We have devoted substantial resources and incurred significant compliance costs responding to the Dodd-Frank Act and the rules and regulations issued thereunder, including CFPB rules. We expect to continue to do so. If we fail to comply with the Dodd-Frank Act and the rules and regulations issued thereunder, including CFPB rules and subsequent amendments, we could be subject to financial penalties, restrictions on our business activities, private litigation, breaches of our contractual obligations to counterparties (including our debt agreements) and adverse actions by the GSEs or other entities, any of which could have a material adverse effect on our business, financial condition and results of operations. For example, as discussed in greater detail above, we are currently defending ourselves against a lawsuit brought by the CFPB alleging failures to comply with federal consumer finance laws relating to our servicing business.
Private legal proceedings and related costs alleging failures to comply with applicable laws or regulatory requirements could adversely affect our financial condition and results of operations.
We are subject to various pending private legal proceedings, including purported class actions, challenging whether certain of our loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience violate state laws similar to the Fair Debt Collection Practices Act, (2) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law,

(3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans and (4) certain legacy mortgage reinsurance arrangements violated RESPA. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business. While we do not currently believe that the resolution of the vast majority of the legal proceedings we face will have a material adverse effect on our financial condition or results of operations, we cannot express a view with respect to all of these proceedings. The outcome of any pending legal matter is never certain, and it is possible that adverse results in private legal proceedings could materially and adversely affect our financial results and operations. We have paid significant amounts to settle private legal proceedings in recent periods and paid significant amounts in legal and other costs in connection with defending ourselves in such proceedings. To the extent we are unable to avoid such costs in future periods, our business, financial position, results of operations and cash flows could be materially and adversely affected.
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
If new laws and regulations lengthen foreclosure times or introduce new regulatory requirements regarding foreclosure procedures, our operating costs and liquidity requirements could increase and we could be subject to regulatory action.
When a mortgage loan that we service is in foreclosure, we are generally required to continue to advance delinquent principal and interest to the securitization trust and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. These servicing advances are generally recovered when the delinquency is resolved or upon liquidation. Regulatory actions that lengthen the foreclosure process will increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred during the foreclosure process.
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
The TRID rules include requirements relating to consumer facing disclosure and waiting periods to allow consumers to reconsider committing to loans after receiving required disclosures. If we fail to comply with the TRID rules, we may be unable to sell loans that we originate or purchase, or we may be required to sell such loans at a discount compared to other loans. We also could be subject to repurchase or indemnification claims from purchasers of such loans, including the GSEs. Additionally, loans might stay on our warehouse lines for longer periods before sale, which would increase our liquidity needs, holding costs and interest expense. We could also be subject to regulatory actions or private lawsuits.
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
As a business with a global workforce, we need to ensure that our activities, including those of our foreign operations, comply with applicable United States and foreign laws and regulations. Various states have implemented regulations which specifically restrict the ability to perform certain servicing and originations functions offshore and, from time to time, various state regulators have scrutinized the operations of our foreign subsidiaries. For example, as previously disclosed, in 2016, two of our foreign subsidiaries entered into a Consent Order with the Washington State Department of Financial Institutions relating to the activities of those entities in Washington State under the Washington Consumer Loan Act. Our failure to comply with applicable laws and regulations could, among other things, result in restrictions on our operations, loss of licenses, fines, penalties or reputational damage and have an adverse effect on our business.
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
Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth and the Economy
Our strategic plan to return to profitability may not be successful.
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Historical losses have significantly eroded stockholders’ equity and weakened our financial condition. We have established a set of key initiatives to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. First, we must expand our originations activities in our lending business and acquisitions of MSRs that are prudent and well-executed with appropriate financial return targets to replenish and grow our servicing portfolio. Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process and establish continuous cost improvement as a core strength. Third, we must manage our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our other key business initiatives. Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms.
There can be no assurance that we will successfully execute on these initiatives, or that even if we do execute on these initiatives we will be able to return to profitability. In addition to successful operational execution of our key initiatives, our success will also depend on market conditions and other factors outside of our control, including continued access to capital. If we continue to experience losses, our share price, business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
If we are unable to obtain sufficient capital to meet the financing requirements of our business, or if we fail to comply with our debt agreements, our business, financing activities, financial condition and results of operations will be adversely affected.
Our business requires substantial amounts of capital and our financing strategy includes the use of leverage. During 2019, total leverage increased significantly relative to prior periods and we may increase our leverage further during 2020 as we execute on our business initiatives, including investing in owned MSRs to replenish portfolio runoff. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to continue to borrow money at reasonable rates. If we are unable to maintain adequate financing, or other sources of capital are not available, we could be forced to suspend, curtail or reduce our revenue generating objectives, which could harm our results of operations, liquidity, financial condition and business prospects. Our ability to borrow money is affected by a variety of factors including:

•	limitations imposed on us by existing debt agreements that contain restrictive covenants that may limit our ability to raise additional debt;

•	credit market conditions;

•	the strength of the lenders from whom we borrow;

•	lenders’ perceptions of us or our sector;

•	corporate credit and servicer ratings from rating agencies; and

•
limitations on borrowing under our MSR and advance facilities and mortgage loan warehouse facilities due to structural features in these facilities and the amount of eligible collateral that is pledged.

In addition, our advance facilities are revolving facilities, and in a typical monthly cycle, we repay a portion of the borrowings under these facilities from collections. During the remittance cycle, which starts in the middle of each month, we depend on our lenders to provide the cash necessary to make the advances that we are required to make as servicer. If one or more of these lenders were to restrict our ability to access these revolving facilities or were to fail, we may not have sufficient funds to meet our obligations. We typically require significantly more liquidity to meet our advance funding obligations than our available cash on hand.
Our advance financing facilities are comprised of (i) revolving notes issued to large financial institutions that generally have a revolving period of less than two years, and (ii) term notes issued to institutional investors with one-, two- and three-year periods. At December 31, 2019, we had $679.1 million outstanding under these facilities. The revolving periods for variable funding notes with a total maximum borrowing capacity of $260.0 million end in 2020.
In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, we would no longer have access to available borrowing capacity and repayment of the outstanding balances on the revolving and term notes must begin at the end of the applicable revolving period and end of the term, respectively. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have 364‑day terms, and similar to the revolving notes in the advance financing facilities, they are typically renewed, replaced or extended annually. At December 31, 2019, we had $332.2 million outstanding under these warehouse financing arrangements, all under agreements maturing in 2020.
In 2019, we entered into three separate MSR financing arrangements related to loans we service for (i) Fannie Mae and Freddie Mac, (ii) Ginnie Mae, and (iii) private investors (PLS MSRs). The Fannie Mae/Freddie Mac and Ginnie Mae facilities were provided through bank commitments and had total capacity of $300.0 million and $100.0 million and borrowed amounts of $147.7 million and $72.3 million, respectively at December 31, 2019. The PLS MSR financing was issued as an amortizing note structure to capital markets investors with an initial principal amount of $100.0 million. The Fannie Mae/Freddie Mac and Ginnie Mae facilities terminate in June 2020 and November 2021, respectively and the PLS MSR facility matures in May 2022. MSR financing structures have become more common in recent years and investor appetite has evolved in both the bank and capital markets. As a result, MSR financing has become a lower cost funding alternative to corporate loans and bonds.  Despite these positive developments, MSR financing is not as readily available as secured match funded facilities for servicing advances and whole loans via warehouse facilities. In addition, MSR financing may require a higher level of issuer scrutiny despite being principally an asset-based financing structure.
Our MSR financing facilities provide funding based on an advance rate of MSR value that is subject to periodic mark-to-market valuation adjustments. In the normal course, MSR value is expected to decline over time due to run off of the loan balances in our servicing portfolio. As a result, we anticipate having to repay a portion of our MSR debt over a given time period. The requirements to repay MSR debt including those due to unfavorable fair value adjustment may require us to allocate a substantial amount of our available liquidity or future cash flows to meet these requirements. To the extent we are unable to generate sufficient cash flows from operations to meet these requirements, we may be more constrained to invest in our business and fund other obligations, and our business, financing activities, liquidity, financial condition and results of operations will be adversely affected.
We currently plan to renew, replace or extend all of the above debt agreements consistent with our historical experience. There can be no assurance that we will be able to renew, replace or extend all our debt agreements on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business.
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
An actual or alleged default under any of our debt agreements, negative ratings action by a rating agency (including as a result of our increased leverage or erosion of net worth), the perception of financial weakness, an adverse action by a regulatory authority or GSE, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. Any or all the above could have an adverse effect on our business, financing activities, financial condition and results of operations.
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
Minimum net worth requirements and liquidity are generally calculated using specific adjustments that may require interpretation or judgment. Changes to these adjustments have the potential to significantly affect net worth and liquidity calculations and imperil our ability to satisfy future minimum net worth and liquidity requirements. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2019. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we are in compliance with the applicable net worth requirements. If we fail to satisfy minimum net worth requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae, or it could trigger a default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, financing activities, financial condition or results of operations.
We use estimates in measuring or determining the fair value of the majority of our assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our earnings.
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

At December 31, 2019, 77% and 70% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 97% and 100% of which are considered Level 3 valuations, including our MSR portfolio. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the securitization of reverse mortgage loans do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
We estimate the fair value of our assets and liabilities utilizing assumptions that we believe are appropriate and are used by market participants. We generally engage third party valuation experts to support our fair value determination for Level 3 assets and liabilities. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates, collateral status and expected future performance. If these assumptions prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain of our assets may decrease, which could adversely affect our business, financial condition and results of operations, including through negative impacts on our ability to satisfy minimum net worth and liquidity covenants.
Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If changes to interest rates or other factors cause prepayment speeds to increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity is greater than anticipated, we may be required to adjust the value of certain assets or liabilities, which could adversely affect our business, financial condition and results of operations.
We are exposed to liquidity, interest rate and foreign currency exchange risks.
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business, including the requirement to make advances pursuant to our servicing agreements and the process of collecting and applying recoveries of advances. We are also exposed to liquidity risk due to potential accelerated repayment of our debt depending on the performance of the underlying collateral, including the fair value of MSRs, and certain covenants, among other factors. We are also exposed to liquidity and interest rate risk by our decision to originate and finance mortgage loans and sell mortgage loans into the secondary market. Further, as discussed below, the economic hedges that we have entered into in order to limit MSR fair value change exposure may include instruments that require margin, thereby leading to liquidity distributions should the hedge instrument lose value. In general, we finance our operations through operating cash flows and various other sources of funding, including match funded borrowing agreements, secured lines of credit and repurchase agreements.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Servicing advances are among our more significant non-interest earning assets. At December 31, 2019, we had total advances and match funded advances of $1.1 billion. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt at December 31, 2019 is variable rate. Rising interest rates may increase our interest expense. Earnings on float balances partially offset these higher funding costs. At December 31, 2019, we had no interest rate swaps in place to hedge our exposure to rising interest rates.
Our MSRs, which we carry at fair value, are subject to substantial interest rate risk, primarily because the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. A decrease in interest rates generally increases prepayment speeds and vice versa. As a result, the valuation assumptions for MSRs are highly correlated to changes across the yield curve. An interest rate decrease could result in an array of fair value changes, the severity of which would depend on several factors, including the magnitude of the change, whether the decrease is across specific rate tenors or a parallel change across the entire yield curve, and impact from market-side adjustments, among others. Beginning in September 2019, we implemented a hedging strategy using economic hedges (derivatives that do not qualify as hedges for accounting purposes) to partially offset the changes in fair value of our MSRs due to interest rate changes. However, as discussed below, there can be no assurance that our hedging strategy will be effective in partially mitigating our exposure to changes in fair value of our MSRs due to interest rate changes.
In our lending business, we are subject to interest rate and price risk on our pipeline (i.e., interest rate loan commitments (IRLCs) and mortgage loans held for sale) from the commitment date up until the date the commitment expires or the loan is sold into the secondary market. Generally, the fair value of the pipeline will decline in value when interest rates increase and will rise in value when interest rates decrease. Our interest rate exposure on our pipeline had previously been economically hedged with freestanding derivatives such as forward contracts. Beginning in September 2019, this exposure is no longer individually hedged, but rather used as an offset to our MSR fair value exposure and managed as part of our MSR hedging strategy described above.
We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in the Philippines and India expose us to foreign currency exchange rate risk.
While we have established policies and procedures intended to identify, monitor and manage the risks described above, we cannot assure you that our risk management policies and procedures will be effective. Further, such policies and procedures are not designed to mitigate or eliminate all of the risks we face. As a result, these risks could materially and adversely affect our business, financial condition and results of operations.
Our hedging strategy may not be successful in partially mitigating our exposure to interest rate risk.
Our hedging strategy may not be as effective as desired due to the actual performance of an MSR differing from the expected performance. While we actively track the actual performance of our MSRs across rate change environments, there is potential for our economic hedges to underperform. The underperformance may be a result of various factors, including the following: available hedge instruments have a different profile than the underlying asset, the duration of the hedge is different from the MSR, the convexity of the hedge is not proportional to the valuation change of the MSR asset, the counterparty with which we have traded has failed to deliver under the terms of the contract, or we fail to renew the hedge position in a timely or efficient manner.
Unexpected changes in market rates or secondary liquidity may have a materially adverse impact on the cash flow or operating performance of the Company. The expected hedge coverage profiled may not correlate to the asset as desired, resulting in poorer performance than had we not hedged at all. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategy and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.
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
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment from respective loan or REO liquidations proceeds before most other claims on these proceeds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds. Consequently, the primary impacts of an increase in advances are generally increased interest expense as we finance a large portion of servicing advance obligations and a decline in the fair value of MSRs as the projected funding cost of existing and future expected servicing advances is a component of the fair value of MSRs. Our liquidity is also negatively impacted because we must fund the portion of our advance obligations that is not financed. Our liquidity would be more severely impacted if we were unable to continue to finance a large portion of servicing advance obligations.
Higher delinquencies also decrease the fair value of MSRs and increase our cost to service loans, as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned, which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also generally leads to lower balances in custodial and escrow accounts (float balances) and lower net earnings on custodial and escrow accounts (float earnings). Additionally, an increase in delinquencies in our GSE servicing portfolio will result in lower revenue because we collect servicing fees from GSEs only on performing loans.
Foreclosures are involuntary prepayments resulting in a reduction in UPB. This may also result in declines in the value of our MSRs.
Adverse economic conditions could also negatively impact our lending businesses. For example, declining home prices and increasing loan-to-value ratios may preclude many borrowers from refinancing their existing loans or obtaining new loans.
Any of the foregoing could adversely affect our business, liquidity, financial condition and results of operations.
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

•
Expenses. Faster prepayment speeds result in higher compensating interest expense, which represents the difference between the full month of interest we are required to remit in the month a loan pays off and the amount of interest we collect from the borrower for that month. Slower prepayment speeds also lead to lower compensating interest expense.

•
Valuation of MSRs. The fair value of MSRs is based on, among other things, projection of the cash flows from the related pool of mortgage loans. The expectation of prepayment speeds is a significant assumption underlying those cash flow projections from the perspective of market participants. Increases or decreases in interest rates have an impact on prepayment rates. If prepayment speeds were significantly greater than expected, the fair value of our MSRs, which we carry at fair value, could decrease. When the fair value of these MSRs decreases, we record a loss on fair value, which also has a negative impact on our financial results.

Operational Risks and Other Risks Related to Our Business
If we do not comply with our obligations under our servicing agreements or if others allege non-compliance, our business and results of operations may be harmed.
We have contractual obligations under the servicing agreements pursuant to which we service mortgage loans. Our non-Agency servicing agreements generally contain detailed provisions regarding servicing practices, reporting and other matters. In addition, Liberty and PMC are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency.
Many of our servicing agreements require adherence to general servicing standards, and certain contractual provisions delegate judgment over various servicing matters to us. Our servicing practices, and the judgments that we make in our servicing of loans, could be questioned by parties to these agreements, such as GSEs, Ginnie Mae, trustees or master servicers, or by investors in the trusts which own the mortgage loans or other third parties. As a result, we could be required to repurchase mortgage loans, make whole or otherwise indemnify such mortgage loan investors or other parties. Advances that we have made could be unrecoverable. We could also be terminated as servicer or become subject to litigation or other claims seeking damages or other remedies arising from alleged breaches of our servicing agreements. For example, we are currently involved in a dispute with a former subservicing client relating to alleged violations of our contractual agreements, including that we did not properly submit mortgage insurance and other claims for reimbursement. We are presently engaged in a dispute resolution process relating to these claims.  We are unable to predict the outcome of this dispute or the size of any loss we might incur. In addition, several trustees are currently defending themselves against claims by RMBS investors that the trustees failed to properly oversee mortgage servicers - including Ocwen - in the servicing of hundreds of trusts. Trustees subject to those suits have informed Ocwen that they may seek indemnification for losses they suffer as a result of the filings.
Any of the foregoing could have a significant negative impact on our business, financial condition and results of operations. Even if allegations against us lack merit, we may have to spend additional resources and devote additional management time to contesting such allegations, which would reduce the resources available to address, and the time management is able to devote to, other matters.
GSEs or Ginnie Mae may curtail or terminate our ability to sell, service or securitize newly originated loans to them.
As noted in the prior risk factor, if we do not comply with our seller/servicer obligations, the GSEs or Ginnie Mae may utilize a variety of remedies against us. Such remedies include curtailment of our ability to sell newly originated loans or even termination of our ability to sell, service or securitize such loans altogether. Any such curtailment or termination would likely have a material adverse impact on our business, liquidity, financial condition and results of operations.
A significant reduction in, or the total loss of, our remaining NRZ-related servicing would significantly impact our business, liquidity, financial condition and results of operations.
NRZ is our largest servicing client, accounting for 56% of the UPB in our servicing portfolio as of December 31, 2019. On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement, which accounted for approximately 20% of the UPB of our servicing portfolio as of December 31, 2019. It is possible that NRZ could exercise its rights to terminate for convenience some or all of the legacy Ocwen servicing agreements. As of December 31, 2019, these agreements accounted for approximately 36.0% of our servicing portfolio.
In addition, under the legacy Ocwen agreements, any failure under a financial covenant could result in NRZ terminating Ocwen as subservicer under the subservicing agreements or in directing the transfer of servicing away from Ocwen under the Rights to MSRs agreements. Similarly, failure by Ocwen to meet operational requirements, including service levels, critical reporting and other obligations, could also result in termination or transfer for cause. In addition, if there is a change of control to which NRZ did not consent, NRZ could terminate for cause and direct the transfer of servicing away from Ocwen. A termination for cause and transfer of servicing could materially and adversely affect Ocwen’s business, liquidity, financial condition and results of operations.
Further, under our Rights to MSRs agreements, in certain circumstances, NRZ has the right to sell its Rights to MSRs to a third-party and require us to transfer title to the related MSRs, subject to an Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If NRZ sells its Rights to MSRs to a third party, the transaction can only be completed if the third-party buyer can obtain the necessary third-party consents to transfer the MSRs. NRZ also has the obligation to use reasonable efforts to encourage such third-party buyer to enter into a subservicing agreement with Ocwen. Ocwen may lose future compensation for subservicing, however, if no subservicing agreement is ultimately entered into with the third-party buyer.
Because of the large percentage of our servicing business that is represented by the legacy Ocwen agreements with NRZ that provide NRZ with the termination or transfer rights described above, our business, financial condition, results of operations would be significantly impacted if NRZ exercised all or a significant portion of these rights. If this were to occur, we anticipate that we would need to substantially restructure many aspects of our servicing business as well as the related corporate support functions to address our smaller servicing portfolio, which would likely be a complex and expensive undertaking. Such a restructuring of our operations could divert management attention and financial resources required to execute on other strategic objectives, which could delay or prevent our growth or otherwise negatively impact the execution of our plans to return to profitability. In addition, it is possible that the unwinding of all or a significant portion of our relationship may not occur in an orderly or timely manner, which could be disruptive and could result in us incurring additional costs or even in disagreements with NRZ relating to our respective rights and obligations.
More generally, if NRZ were to decline to continue doing business with us and we were unable to develop relationships with new servicing clients on a similar scale or otherwise acquire sufficient replacement servicing, our business, liquidity, results of operations and financial condition could be materially and adversely affected. In addition, if NRZ were to take actions to limit or terminate our relationship, that could impact perceptions of other servicing clients, lenders, GSEs, regulators or others, which could cause them to take actions that materially and adversely impact our business, liquidity, results of operations and financial condition.

We believe our remaining NRZ servicing will become increasingly unprofitable over time. If we are not successful in our actions to improve the profitability of our remaining NRZ servicing or to acquire additional profitable client relationships to offset the expected impact on our profitability, our business, liquidity, financial condition and results of operations could be materially and adversely affected.
During 2019, we completed an assessment of the cost-to-service and the profitability of the NRZ servicing portfolio. Based on this analysis, in the fourth quarter of 2019, we estimate that operating expenses, including direct servicing expenses and overhead allocation, exceeded the net revenue retained for the legacy Ocwen servicing agreements by approximately $7.0 million. This estimate excludes the benefits of the lump-sum payment amortization. The estimated loss for these subservicing agreements is partially driven by the declining revenue as the loan portfolio amortizes down without a corresponding reduction to our servicing cost over time. As performing loans in the legacy Ocwen servicing portfolio have run-off, delinquencies have remained high, resulting in a relatively elevated average cost per loan. Because the NRZ portfolio contains a high percentage of delinquent accounts, it has an inherently high level of potential operational and compliance risk and requires a disproportionately high level of operating staff, oversight support infrastructure and overhead which drives the elevated average cost per loan. While we are actively pursuing cost re-engineering initiatives to reduce our cost-to-service and our corporate overhead, we may be unsuccessful in reducing these costs to the level where the legacy Ocwen servicing is profitable during 2020 or beyond. We are also seeking to acquire, maintain and grow profitable client relationships that would offset any negative impact from legacy Ocwen servicing; however, we may not be successful in these efforts. While we have the ability to not to renew the legacy Ocwen agreements in certain circumstances, in such situations, we would not be entitled to termination fees that would help offset the restructuring and transition costs required to adjust our operations to a significantly smaller servicing portfolio. Consequently, absent a termination for convenience by NRZ, our most economically feasible alternative with respect to these agreements may be to continue to service an increasingly unprofitable portfolio, which could materially and adversely impact our business, liquidity, financial condition and results of operations.
If NRZ were to fail to comply with its servicing advance obligations under its agreements with us, it could materially and adversely affect us.
Under the Rights to MSRs agreements, NRZ is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2019, such servicing advances made by NRZ were approximately $704.2 million. However, under the Rights to MSRs structure, we are contractually required under our servicing agreements with the RMBS trusts to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. Therefore, if NRZ were unable to meet its advance financing obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition and servicing operations.
NRZ currently uses advance financing facilities to fund a substantial portion of the servicing advances that NRZ is contractually obligated to make pursuant to the Rights to MSRs agreements. Although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the entity performing the work of servicing the underlying loans on which advances are being financed. As such, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to NRZ. If we were to make representations or warranties that were untrue or if we were otherwise to fail to comply with our contractual obligations, we could become subject to claims for damages or events of default under such facilities could be asserted.
Technology or process failures or employee misconduct could damage our business operations or reputation, harm our relationships with key stakeholders and lead to regulatory sanctions or penalties.
We are responsible for developing and maintaining sophisticated operational systems and infrastructure, which is challenging. As a result, operational risk is inherent in virtually all of our activities. In addition, the CFPB and other regulators have emphasized their focus on the importance of servicers’ and lenders’ systems and infrastructure operating effectively. If our systems and infrastructure fail to operate effectively, such failures could damage our business and reputation, harm our relationships with key stakeholders and lead to regulatory sanctions or penalties.
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

We are similarly dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either because of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems, including by means of cyberattack or denial-of-service attack. In addition to direct losses from such actions, we could be subject to regulatory sanctions or suffer harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.
Third parties with which we do business could also be sources of operational risk to us, including risks relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses or lead to potential liability to clients, reputational damage or regulatory intervention. We could also be required to take legal action against or replace third-party vendors, which could be costly, involve a diversion of management time and energy and lead to operational disruptions. Any of these occurrences could materially adversely affect us.
We are dependent on Black Knight, Altisource and other vendors for much of our technology, business process outsourcing and other services.
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors, including, Black Knight and Altisource, for a number of key services.
We use the Black Knight MSP servicing system pursuant to a seven-year agreement with Black Knight, and we are highly dependent on the successful functioning of it to operate our loan servicing business effectively and in compliance with our regulatory and contractual obligations. It would be difficult, costly and complex to transfer all of our loans to another servicing system in the event Black Knight failed to perform under its agreements with us and any such transfer would take considerable time. Any such transfer would also likely be subject us to considerable scrutiny from regulators, GSEs, Ginnie Mae and other counterparties.
Ocwen has entered into various long-term agreements with Altisource, including a Services Agreement under which Altisource provides various services, such as property valuation services, property preservation and inspection services and title services, among other things. Previously, Ocwen’s servicing system ran on an information technology system that we licensed under agreements with Altisource.
In February 2019, Ocwen and Altisource signed a Binding Term Sheet, which among other things, confirmed Altisource’s cooperation with the de-boarding of loans from Altisource’s REALServicing servicing system to Black Knight’s MSP servicing system. In addition, Ocwen and Altisource entered into a letter agreement confirming that, except in relation to Ocwen’s transfer off of the REALServicing technology beginning in February 2019 or termination of the REALServicing statement of work, each party reserves its rights and remedies in the event of any disputes between them. While the Binding Term Sheet does not restrict Ocwen’s rights to sell MSRs in any way, the letter agreement specifically includes a reservation of each party’s rights to assert damage claims against the other party regarding such transactions including any transfer by Ocwen to NRZ (or its affiliates) or any third party of the rights to designate a vendor. Ocwen does not believe its agreements with Altisource restrict Ocwen’s rights to sell MSRs or restrict Ocwen from allowing an owner of MSRs, or owner of the economics thereto, the right to designate vendors. As such, Ocwen believes any asserted claims by Altisource against Ocwen arising from Ocwen’s sale of MSRs or related to the rights to designate a vendor to a third party, would be without merit and we have so informed Altisource. However, if Altisource were to assert such claims against us, such disputes could cause us to incur costs, divert the attention of management, and potentially disrupt our operations which rely on Altisource-provided services, regardless of whether such claims were ultimately resolved in our favor.
If either Black Knight or Altisource were to fail to properly fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, our business and operations would suffer. In addition, if Black Knight fails to develop and maintain its technology so as to provide us with an effective and competitive servicing system, our business could suffer. Similarly, we are reliant on other vendors for the proper maintenance and support of our technological systems and our business and operations would suffer if these vendors do not perform as required. If our vendors do not adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, our business and operations could be materially and adversely affected.
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
We are dependent on Black Knight, Altisource and other vendors and service providers to operate our business effectively and in compliance with applicable regulatory and contractual obligations and on banks, NRZ and other financing sources to finance our business. Certain provisions of the agreements underlying our relationships with our vendors, service providers, financing sources and other contractual counterparties could be open to subjective interpretation. Disagreements with these counterparties, including disagreements over contract interpretation, could lead to business disruptions or could result in litigation or arbitration or mediation proceedings, any of which could be expensive and divert senior management’s attention from other matters. While we have been able to resolve disagreements with these counterparties in the past, if we were unable to resolve a disagreement, a court, arbitrator or mediator might be required to resolve the matter and there can be no assurance that the outcome of a material disagreement with a contractual counterparty would not materially and adversely affect our business, financing activities, financial condition or results of operations.
Cybersecurity breaches or system failures may interrupt or delay our ability to provide services to our customers, expose our business and our customers to harm and otherwise adversely affect our operations.
Disruptions and failures of our systems or those of our vendors may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations. The secure transmission of confidential information over the Internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence in certain of our services. We have programs in place to detect and respond to security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. While none of the cybersecurity incidents that we have experienced to date have had a material adverse impact on our business, financial condition or operations, we cannot assure that future incidents will not so impact us.
Security breaches, computer viruses, cyberattacks, hacking and other acts of vandalism are increasing in frequency and sophistication, and could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data and other information that we must keep secure. Our financial, accounting, data processing or other operating systems and facilities (or those of our vendors) may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyberattack, a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process transactions or otherwise operate our business. If one or more of these events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks. Any failure, interruption or breach in our cyber security could result in reputational harm, disruption of our customer relationships, or an inability to originate and service loans and otherwise operate our business. Further, any of these cyber security and operational risks could expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity.
Regulators may impose penalties or require remedial action if they identify weaknesses in our systems, and we may be required to incur significant costs to address any identified deficiencies or to remediate any harm caused. A number of states have specific reporting and other requirements with respect to cybersecurity in addition to applicable federal laws. For instance, the NY DFS Cybersecurity Regulation requires New York insurance companies, banks, and other regulated financial services institutions - including certain Ocwen entities licensed in the state of New York - to assess their cybersecurity risk profile. Regulated entities are required, among other things, to adopt the core requirements of a cybersecurity program, including a cybersecurity policy, effective access privileges, cybersecurity risk assessments, training and monitoring for all authorized users, and appropriate governance processes. This regulation also requires regulated entities to submit notices to the NY DFS of any security breaches or other cybersecurity events, and to certify their compliance with the regulation on an annual basis. In addition, consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the use of technology in our business that could adversely affect us or result in significant compliance costs.
As part of our business, we may share confidential customer information and proprietary information with customers, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches as these third parties may not have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity.
Damage to our reputation could adversely impact our financial results and ongoing operations.
Our ability to serve and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation is damaged. Our failure to address, or to appear to fail to address, the various regulatory, operational and other challenges facing Ocwen could give rise to reputational risk that could cause harm to us and our business prospects. Reputational issues may arise from the following, among other factors:

•	negative news about Ocwen or the mortgage industry generally;

•	allegations of non-compliance with legal and regulatory requirements;

•	ethical issues, including alleged deceptive or unfair servicing or lending practices;

•	our practices relating to collections, foreclosures, property preservation, modifications, interest rate adjustments, loans impacted by natural disasters, escrow and insurance;

•	consumer privacy concerns;

•	consumer financial fraud;

•	data security issues related to our customers or employees;

•	cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;

•	customer service or consumer complaints;

•	legal, reputational, credit, liquidity and market risks inherent in our businesses;

•	a downgrade of or negative watch warning on any of our servicer or credit ratings; and

•	alleged or perceived conflicts of interest.
The proliferation of social media websites as well as the personal use of social media by our employees and others, including personal blogs and social network profiles, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation or have other negative consequences, including as a result of our employees interacting with our customers in an unauthorized manner in various social media outlets. The failure to address, or the perception that we have failed to address, any of these issues appropriately could give rise to increased regulatory action, which could adversely affect our results of operations.
The industry in which we operate is highly competitive, and, to the extent we fail to meet these competitive challenges, it would have a material adverse effect on our business, financial position, results of operations or cash flows.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition to service mortgage loans and for mortgage loan originations comes primarily from commercial banks and savings institutions and non-bank lenders and mortgage servicers. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and lower funding costs. Further, our competitors that are national banks may also benefit from a federal exemption from certain state regulatory requirements that is applicable to depository institutions. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of revenue generating options (e.g., originating types of loans that we choose not to originate) and establish more favorable relationships than we can. With the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. Competition to service mortgage loans may result in lower margins. Because of the relatively limited number of servicing clients, our failure to meet the expectations of any significant client could materially impact our business. Ocwen has suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this may have weakened our competitive position against both our bank and non-bank mortgage servicing competitors. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations.
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
We have experienced elevated turnover among both management and non-management employees in recent years due, in large part, to the acquisition of PHH, our subsequent integration of the combined company’s business units, and our continued cost re-engineering plans, which may include further reductions in staffing levels and in the proportion of our workforce based in the U.S. While planned departures form part of our plan to capture acquisition synergies, there is a risk that employee departures, even if planned, could lead to operational disruptions, loss of important institutional knowledge or other adverse impacts on our business.
An inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.
Our future success depends, in part, on our ability to identify, attract and retain highly skilled servicing, lending, finance, risk, compliance and technical personnel. We face intense competition for qualified individuals from numerous financial services and other companies, some of which have greater resources, better recent financial performance, fewer regulatory challenges and better reputations than we do. If we were to be unable to attract and retain the qualified personnel we need to succeed, our business, financial condition and results of operations could suffer.
We have operations in India and the Philippines that could be adversely affected by changes in the political or economic stability of these countries or by government policies in India, the Philippines or the U.S.
Approximately 3,400, or 64%, of our employees as of December 31, 2019 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent in India. Unless we can continue to enhance the efficiency and productivity of our employees, wage increases in the long-term may negatively impact our financial performance.
Political activity or other changes in political or economic stability in India could affect our ability to operate our business effectively. For example, political protests disrupted our Indian operations in multiple cities for a number of days during 2018. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business. Depending on the frequency and intensity of future occurrences of instability, our Indian operations could be significantly adversely affected.
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
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the Philippines, the USVI and Florida. Approximately 3,400, or 64%, of our employees as of December 31, 2019 are located in India. In recent years, severe weather events caused disruptions to our operations in India, the Philippines, and the USVI and we incurred expense resulting from the evacuation of personnel and from property damage. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business, including the cost of evacuation and repairs. Consequently, the occurrence of severe weather events in the future could have a significant adverse effect on our business and results of operations.
Pursuit of business or asset acquisitions exposes us to financial, execution and operational risks that could adversely affect us.
We are actively looking for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired businesses or assets or that the economic conditions underlying our acquisition decision have changed. For example, in 2014, we recognized an impairment loss of the full carrying value of goodwill totaling $420.2 million, which was primarily associated with certain large acquisitions in prior years. It may also take several quarters or longer for us to fully integrate newly acquired business and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our liquidity, results of operations and financial condition.
The risks associated with acquisitions include, among others:

•	unanticipated issues in integrating servicing, information, communications and other systems;

•	unanticipated incompatibility in servicing, lending, purchasing, logistics, marketing and administration methods;

•	unanticipated liabilities assumed from the acquired business;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.
The acquisition integration process can be complicated and time consuming and could potentially be disruptive to borrowers of loans serviced by the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its borrowers, we may not realize the anticipated economic benefits of particular acquisitions within our expected timeframe, or we could lose subservicing business or employees of the acquired business. In addition, integrating operations may involve significant reductions in headcount or the closure of facilities, which may be disruptive to operations and impair employee morale. Through acquisitions, we may enter into business lines in which we have not previously operated. Such acquisitions could require additional integration costs and efforts, including significant time from senior management. We may not be able to achieve the synergies we anticipate from acquired businesses, and we may not be able to grow acquired businesses in the manner we anticipate. In fact, the businesses we acquire could decrease in size, even if the integration process is successful.
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
The timing of closing of our acquisitions is often uncertain. We have in the past and may in the future experience delays in closing our acquisitions, or certain aspects of them. For example, we and the applicable seller are often required to obtain certain regulatory and contractual consents as a prerequisite to closing, such as the consents of GSEs, the FHFA, RMBS trustees or regulators. Accordingly, even if we and the applicable seller are efficient and proactive, the actions of third parties can impact the timing under which such consents are obtained. We and the applicable seller may not be able to obtain all the required consents, which may mean that we are unable to acquire all the assets that we wish to acquire. Regulators may have questions relating to aspects of our acquisitions and we may be required to devote time and resources responding to those questions. It is also possible that we will expend considerable resources in the pursuit of an acquisition that, ultimately, either does not close or is terminated.
Loan putbacks and related liabilities for breaches of representations and warranties regarding sold loans could adversely affect our business.

We have exposure to representation, warranty and indemnification obligations relating to our lending, sales and securitization activities, and in certain instances, we have assumed these obligations on loans we service. Our contracts with purchasers of originated loans generally contain provisions that require indemnification or repurchase of the related loans under certain circumstances. While the language in the purchase contracts varies, such contracts generally contain provisions that require us to indemnify purchasers of loans or repurchase such loans if:

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
We believe that many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and under which such purchasers would benefit from enforcing any indemnification rights and repurchase remedies they may have.
At December 31, 2019, we had outstanding representation and warranty repurchase demands of $47.0 million UPB (285 loans).
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
We originate, securitize and service reverse mortgages and we have retained third parties to subservice the reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until a default event under the terms of the mortgage occurs, the borrower dies, the borrower moves out of the home or the home is sold. A decline in the demand for reverse mortgages may reduce the number of reverse mortgages we originate and adversely affect our ability to sell reverse mortgages in the secondary market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to occupy the home as their primary residence, maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how reverse mortgages are perceived by potential customers and thus reduce demand for reverse mortgages. Additionally, we could become subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or evictions of the elderly. The HUD HECM reverse mortgage program has in the past responded to scrutiny around similar issues by implementing rule changes, and may do so in the future. It is not possible to predict whether any such rule changes would negatively impact us. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
If we are unable to fund our tail commitments or securitize our HECM loans (including tails), this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We have originated and continue to service HECM loans under which the borrower has additional undrawn borrowing capacity in the form of undrawn lines of credit. We are obligated to fund future borrowings drawn on that capacity. As of December 31, 2019, our commitment to fund additional borrowing capacity was $1.5 billion. In addition, we are required to pay mortgage insurance premiums on behalf of HECM borrowers. We normally fund these obligations on a short-term basis using our cash resources, and regularly securitize these amounts (along with our servicing fees) through the issuance of tails. In December 2019, we entered into a revolving credit facility to fund HECM tail advances. However, to the extent our funding commitments exceed our borrowing capacity under this facility, or if we are unable to renew this 364-day facility on acceptable terms, we will be dependent on our cash resources to meet these commitments. If our cash resources are insufficient to fund these amounts and we are unable to fund them through the securitization of such tails, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Our HMBS repurchase obligations may reduce our liquidity, and if we are unable to comply with such obligations, it could materially adversely affect our business, financial condition, and results of operations.
As an HMBS issuer, we assume the obligation to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is typically received within 60 days of repurchase.

HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. The timing and amount of our obligations with respect to MCA repurchases are uncertain as repurchase is dependent largely on circumstances outside of our control. MCA repurchases are expected to continue to increase due to the seasoning of our portfolio, and the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount.
If we do not have sufficient liquidity to comply with our Ginnie Mae repurchase obligations, Ginnie Mae could take adverse action against us, including terminating us as an approved HMBS issuer. In addition, if we are required to purchase a significant number of loans with respect to which the outstanding principal balances exceed HUD’s maximum claim amount, we could be required to absorb significant losses on such loans following assignment to HUD or, in the case of inactive loans, liquidation and subsequent claim for HUD reimbursement. Further, during the periods in which HUD reimbursement is pending, our liquidity will be reduced by the repurchase amounts and we will have reduced resources with which to further other business objectives. For all of the foregoing reasons, our liquidity, business, financial condition, and results of operations could be materially and adversely impacted by our HMBS repurchase obligations.
Liabilities relating to our past sales of Agency MSRs could adversely affect our business.
We have made representations, warranties and covenants relating to our past sales of Agency MSRs, including sales made by PHH before we acquired it. To the extent that we (including PHH prior to its acquisition by us) made inaccurate representations or warranties or if we fail otherwise to comply with our sale agreements, we could incur liability to the purchasers of these MSRs pursuant to the contractual provisions of these agreements.
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
A significant portion of our business is in the states of California, Florida, Texas, New York and Pennsylvania, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in those states.
A significant portion of the mortgage loans that we service and originate are secured by properties in California, Florida, Texas, New York and Pennsylvania. Any adverse economic conditions in these markets, including a downturn in real estate values, could increase loan delinquencies. Delinquent loans are more costly to service and require us to advance delinquent principal and interest and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We could also be adversely affected by business disruptions triggered by natural disasters or acts or war or terrorism in these geographic areas.
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
Certain of our servicing agreements require that we maintain specified servicer ratings. As a result of our current servicer ratings, termination rights have been triggered in some non-Agency servicing agreements. While the holders of these termination rights have not exercised them to date, they have not waived the right to do so, and we could, in the future, be subject to terminations either as a result of servicer ratings downgrades or future adverse actions by ratings agencies, which could have an adverse effect on our business, financing activities, financial condition and results of operations. Downgrades in our servicer ratings could also affect the terms and availability of advance financing or other debt facilities that we may seek in the future. Our failure to maintain minimum or specified ratings could adversely affect our dealings with contractual counterparties, including GSEs, Ginnie Mae and regulators, any of which could have a material adverse effect on our business, financing activities, financial condition and results of operations. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
Our earnings are subject to volatility.
Our operating results have been and may in the future be significantly affected by inter-period variations in our results of operations, including variations due to sales or acquisitions of MSRs or changes in the value of MSRs due to, among other factors, increases or decreases in prepayment speeds, delinquencies or defaults.
Certain non-recurring gains and losses have significantly affected our operating results in the past, and other non-recurring gains and losses may affect our operating results in future periods, resulting in substantial inter-period variations in financial performance. In particular, our financial results for the year ended December 31, 2019 reflect substantial costs relating to the integration of PHH, including costs relating to severance agreements and technology transitions. These costs may continue to have a significant impact on our future financial results.
We are subject to, among other things, requirements regarding the effectiveness of our internal controls over financial reporting. If our internal controls over financial reporting are found to be inadequate, our financial condition and results of operations and the trading price of our common stock may be materially and adversely affected.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting. As further detailed under Item 9A, Controls and Procedures, we concluded that, as of December 31, 2019, internal control over financial reporting is effective. However, during 2017, we identified a material weakness in internal control over financial reporting that required remediation and subsequent testing and evaluation before we could conclude that our internal control over financial reporting was once again effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Fraud or misstatement could adversely affect our financial condition and results of operations. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. In addition, investors could lose confidence in our financial reports and the trading price of our common stock may be adversely affected if our internal control over financial reporting is found by management or by our independent registered public accounting firm not to be adequate.
Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates, our business, and financial markets as a whole.
On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. We presently have no debt facilities with maturities beyond 2021 that incorporate LIBOR and do not provide for its phase-out. As we renew or replace our debt facilities with maturities prior to the end of 2021 that currently incorporate LIBOR, we will need to work with our counterparties to incorporate alternative benchmarks. There is presently substantial uncertainty relating to the process and timeline for developing LIBOR alternatives, how widely any given alternative will be adopted by parties in the financial markets, and the extent to which alternative benchmarks may be subject to volatility or present risks and challenges that LIBOR does not. It is possible that we will disagree with our contractual counterparties over which alternative benchmark to adopt, which could make renewing or replacing our debt facilities and other agreements more complex. In addition, to the extent our adoption of a benchmark alternative impacts the interest rates payable by borrowers, it could lead to borrower complaints and litigation. Consequently, it is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. If LIBOR alternatives re-allocate risk among parties in a way that is disadvantageous to market participants such as Ocwen, if there is disagreement among market participants, including borrowers, over which alternative benchmark to adopt, or if uncertainty relating to the LIBOR phase-out disrupts financial markets, it could have a material adverse effect on our financial position, results of operations, and liquidity.
Tax Risks
Failure to retain the tax benefits provided by the USVI would adversely affect our financial condition and results of operations.
During 2019, in connection with our acquisition of PHH, overall corporate simplification and cost reduction efforts, we executed a legal entity reorganization whereby OLS, through which we previously conducted a substantial portion of our servicing business, was merged into PMC. OLS was previously the wholly-owned subsidiary of OMS, which was incorporated and headquartered in the USVI prior to its merger with Ocwen USVI Services, LLC, an entity which is also organized and headquartered in the USVI. The USVI has an Economic Development Commission (EDC) that provides certain tax benefits to qualified businesses. OMS received its certificate to operate as a company qualified for EDC benefits in October 2012 and as a result received significant tax benefits. Following our legal entity reorganization, we are no longer able to avail ourselves of favorable tax treatment for our USVI operations on a going forward basis. However, if the EDC were to determine that we failed to conduct our USVI operations in compliance with EDC qualifications prior to our reorganization, the value of the EDC benefits corresponding to the period prior to the reorganization could be reduced or eliminated, resulting in an increase to our tax expense. In addition, under our agreement with the EDC, we remain obligated to continue to operate Ocwen USVI Services, LLC in compliance with EDC requirements through 2042. If we fail to maintain our EDC qualification, we could be alleged to be in violation of our EDC commitments and the EDC could take adverse action against us, which could include demands for payment and reimbursement of past tax benefits, and it could result in the loss of anticipated income tax refunds. If any of these events were to occur, it could adversely affect our financial condition and results of operations.
We may be subject to increased United States federal income taxation.
OMS was incorporated under the laws of the USVI and operated in a manner that caused a substantial amount of its net income to be treated as not related to a trade or business within the United States, which caused such income to be exempt from United States federal income taxation. However, because there are no definitive standards provided by the Internal Revenue Code (the Code), regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the IRS will not successfully assert that OMS was engaged in a trade or business within the United States with respect to that income.
If the IRS were to successfully assert that OMS had been engaged in a trade or business within the United States with respect to that income in any taxable year, it may become subject to United States federal income taxation on such income. Our tax returns and positions are subject to review and audit by federal and state taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense.
The recently enacted comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The U.S. Tax Cuts and Jobs Act of 2017 (TCJA) significantly changed the taxation of U.S.-based multinational corporations. The U.S. Treasury Department, the U.S. Internal Revenue Service and state tax authorities have issued and are expected to continue to issue guidance on how the provisions of the TCJA will be applied or otherwise administered. As regulations and guidance evolve with respect to the TCJA, the results of newly issued guidance could be adverse and may differ from previous estimates. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense and net operating loss carryforwards, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of deferral of U.S. tax on foreign earnings (subject to certain important exceptions), a new minimum tax enacted to prevent companies from stripping earnings out of the U.S. through U.S. tax deductible payments made to foreign affiliates, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.
In addition, state legislation and administrative guidance is still evolving. Certain states have recently enacted conformity legislation or decoupling legislation with uncertainty if, and to what extent, the various remaining states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.
Changes in taxation, as well as changes to tax filing positions resulting from examinations of our tax returns, and the ability to quantify such changes could adversely affect Ocwen’s financial results.

Ocwen is subject to taxation by the various taxing authorities at the Federal, state and local levels where it does business, both in the U.S. and outside the U.S. Legislation or regulation, which could affect Ocwen’s tax burden, could be enacted by any of these governmental authorities. Ocwen cannot predict the timing or extent of such tax-related developments, which could have a negative impact on the financial results. In addition, in the ordinary course of business, our tax filings are subject to examination by these same taxing jurisdictions. The results of an examination of a company’s tax positions by various taxing authorities is inherently uncertain and could result in the disallowance of tax deductions, a reduction in the amount of and/or timing for receiving anticipated tax refunds, and other potential adjustments which could have a negative impact on our financial results.
Any “ownership change” as defined in Section 382 of the Internal Revenue Code could substantially limit our ability to utilize our net operating losses carryforwards and other deferred tax assets.

As of December 31, 2019, Ocwen had U.S. federal net operating loss (NOL) carryforwards of approximately $306.5 million, which we estimate to be worth approximately $64.4 million to Ocwen under our present assumptions related to Ocwen’s various relevant jurisdictional tax rates as a result of recently passed tax legislation (which assumptions reflect a significant degree of uncertainty). As of December 31, 2019, Ocwen had state NOL and state tax credit carryforwards which we estimate to be worth approximately $70.3 million. As of December 31, 2019, Ocwen had foreign tax credit carryforwards of $0.01 million in the U.S. jurisdiction. As of December 31, 2019, Ocwen had disallowed interest under Section 163(j) of $51.9 million in the U.S. jurisdiction and $0.0 million in the USVI jurisdiction. NOL carryforwards, Section 163(j) disallowed interest carryforwards and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur as measured under Section 382. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize our NOLs, tax credit carryforwards, deductions and/or certain built-in losses. If it is determined that an ownership change(s) has occurred, there may be annual limitations under Sections 382 and 383 (or comparable provisions of foreign or state law).
We have evaluated whether we experienced an ownership change under these provisions, and determined that an ownership change did occur in January 2015 and in December 2017 in the U.S. jurisdiction, which also results in an ownership change under Section 382 in the USVI jurisdiction. In addition, a Section 382 ownership change occurred at PHH when Ocwen acquired the stock of PHH in October 2018. PHH was a loss corporation as defined under Section 382 at the date of the acquisition. PHH also had an existing Section 382 ownership change on March 31, 2018. For certain states, an additional Section 382 ownership change occurred on August 9, 2017. These Section 382 ownership changes may limit our ability to fully utilize NOLs, tax credit carryforwards, deductions and/or certain built-in losses that existed as of each respective ownership change date in the various jurisdictions.
Due to the Section 382 and 383 limitations and the maximum carryforward period for our NOLs and tax credits, we will be unable to fully recognize certain deferred tax assets. Accordingly, as of December 31, 2018, we reduced our gross deferred tax asset related to our U.S. federal and USVI NOLs by $160.9 million, our foreign tax credit deferred tax asset by $29.5 million and corresponding valuation allowance by $55.7 million. The realization of all or a portion of our deferred income tax assets (including NOLs and tax credits) is dependent upon the generation of future taxable income during the statutory carryforward periods. In addition, the limitation on the utilization of our NOL and tax credit carryforwards could result in Ocwen incurring a current tax liability in future tax years. Our inability to utilize our pre-ownership change NOL carryforwards, Section 163(j) disallowed interest carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows. Finally, any future changes in our ownership or sale of our stock could further limit the use of our NOLs and tax credits in the future.
As part of our Section 382 evaluation and consistent with the rules provided within Section 382, Ocwen relies strictly on the existence or absence of, as well as the information contained in, certain publicly available documents (e.g., Schedule 13D, Schedule 13G or other documents filed with the SEC) to identify shareholders that own a 5-percent or greater interest in Ocwen stock throughout the period tested. Further, Ocwen relies on such public filings to identify dates in which such 5-percent shareholders acquired, disposed, or otherwise transacted in Ocwen common stock. As the requirement for filing such notices of ownership from the SEC is to report beneficial ownership, as opposed to actual economic ownership of the stock of Ocwen, certain SEC filings may not represent ownership in Ocwen stock that should be considered in determining whether Ocwen experienced an ownership change under the Section 382 rules. Notwithstanding the preceding sentences (regarding Ocwen’s ability to rely on the existence and absence of information in publicly filed Schedules 13D and 13G), the rules prescribed in Section 382 and the regulations thereunder provide that Ocwen may (but is not required to) seek additional clarification from shareholders filing such Schedules 13D and 13G if there are questions or uncertainty regarding the true economic ownership of shares reported in such filing (whether due to ambiguity in the filing, an overly complex ownership structure, the type of instruments owned and reported in the filings, etc.) (often referred to “actual knowledge” questionnaires). Such information can be sought on a filer by filer basis (i.e., there is no requirement that if actual knowledge is sought with respect to one shareholder, actual knowledge must be sought with respect to all shareholders that filed schedules 13D or 13G). While the seeking of actual knowledge can be beneficial in some instances it may be detrimental in others. Once such actual knowledge is received, Section 382 requires the inclusion of such actual knowledge, even if such inclusion is detrimental to the conclusion reached.
Ocwen has performed its analysis of the rules under Section 382 and, based on all currently available information, identified, in 2018, that it experienced an ownership change for Section 382 purposes in January 2015 and December 2017. Prior to 2018, Ocwen was aware of shareholder activity in 2015 and 2017 that may have caused a Section 382 ownership change(s) but determined that additional information could potentially be obtained from certain shareholders that would indicate a Section 382 ownership change had not occurred. In completing this analysis, Ocwen identified several shareholders that filed a schedule 13G during the period disclosing a greater than 5-percent interest in Ocwen stock where beneficial versus economic ownership of the stock was unclear and Ocwen therefore requested further details. As of the date of this Form 10-K, Ocwen has not received all requested responses from selected shareholders and will continue to consider such shareholders as economic owners of Ocwen’s stock until actual knowledge is otherwise received.
Ocwen is continuing to monitor the ownership in its stock to evaluate information that will become available later in 2020 and that may result in a different outcome for Section 382 purposes and our future cash tax obligations. As part of this monitoring, Ocwen periodically evaluates whether it is appropriate and beneficial to retroactively seek actual knowledge on certain previously identified and included 5-percent shareholders, whereby, depending on the responses received, Ocwen may conclude that either the January 2015 or December 2017 Section 382 ownership changes may have instead occurred on a different date, or did not occur at all. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
The reorganization of our USVI operations could adversely affect our business and financial condition.
During 2019, in connection with our acquisition of PHH, overall corporate simplification and cost reduction efforts, we executed a legal entity reorganization whereby two primary licensed entities (PMC and OLS) would be combined by merging OLS into PMC. OLS was previously the wholly-owned subsidiary of OMS, an entity that was incorporated and headquartered in the USVI. As a result of this merger, a portion of our USVI operations and assets were transferred to the U.S. At this time, we expect the merger to be treated as a reorganization that will result in efficiencies and operational cost savings through reduced complexity and a simplification of our global structure.
Although we expect the reorganization to result in efficiencies and operational cost savings, it is uncertain how the reorganization will ultimately impact Ocwen from a U.S. federal, state and USVI income tax perspective. We are continuing to evaluate the impact of the new U.S. tax legislation and guiding regulations (which are still being promulgated and finalized) on our global tax position. It is possible that our interpretation of the new tax legislation and related guidance that has been provided to date, and for which we are relying on to conclude upon the tax consequences of the reorganization and the future business operations, will not be consistent with final guidance provided by the IRS. In addition, the reorganization of the USVI operations could result in a write-down of our net deferred tax assets, including our NOL carryforwards, as well as a permanent loss of our EDC benefits in the USVI. Finally, the IRS or the Bureau of Internal Revenue may challenge our conclusions regarding the taxation associated with the reorganization and future business operations which could result in an increase to our current income tax obligations. The reorganization and future business operations could have an adverse effect on our financial condition, results of operations and cash flows due to the uncertainty of how the new U.S. tax legislation will impact our global tax position, as well as the other factors noted above.
Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly on a number of occasions in recent periods, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been, and may continue to be, volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2019 between $1.27 per share and $2.41 per share and the closing stock price on February 21, 2020 was $1.40 per share. Therefore, the volatility and recent decline in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory or legal actions, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including, but not limited to those set forth under “Risk Factors” and “Forward-Looking Statements.”
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
We will continue to seek to access the capital markets from time to time and, subject to compliance with our other contractual agreements, may make additional offerings of term loans, debt or equity securities, including senior or subordinated notes, preferred stock or common stock. We are not precluded by the terms of our charter from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in an increase in debt service obligations and an increased risk of default on our obligations. If we were to liquidate, holders of our debt and lenders with respect to other borrowings would receive a distribution of our available assets before the holders of our common stock. Additional equity offerings by us may dilute our existing stockholders’ interest in us or reduce the market price of our existing securities. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, conditions could require that we accept less favorable terms for the issuance of our securities in the future. Thus, our existing stockholders will bear the risk of our future offerings reducing the market price of our securities and diluting their ownership interest in us.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information relating to our principal facilities at December 31, 2019:

Location	Owned/Leased	Square Footage
Principal executive offices
West Palm Beach, Florida	Leased	51,546

Document storage and imaging facility
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Mt. Laurel, New Jersey (1)	Leased	483,896
Rancho Cordova, California (2)	Leased	53,107
Houston, Texas (3)	Leased	9,653
St. Croix, USVI (4)	Leased	6,096

Offshore facilities (4)
Bangalore, India	Leased	128,606
Mumbai, India	Leased	96,696
Pune, India (5)	Leased	88,683
Manila, Philippines	Leased	39,329

Former operations and support offices no longer utilized
Waterloo, Iowa (6)	Owned	154,980
Fort Washington, Pennsylvania (6)	Leased	77,026
Westampton, New Jersey (7)	Leased	71,164
Addison, Texas (6)	Leased	39,646
Bannockburn, Illinois (7)	Leased	36,188

(1)
The Mt. Laurel facility includes two buildings, one with 376,122 square feet of space supporting our servicing and lending operations, as well as our corporate functions. We ceased using 124,795 square feet as a result of the reduction in headcount. The second building has 107,774 square feet of space, all of which is subleased.

(2)	Primarily supports reverse lending operations.

(3)	Primarily supports commercial operations.

(4)	Primarily supports servicing operations.

(5)	We ceased using approximately half of the Pune facility as a result of a reduction in headcount. We did not renew our lease for 44,355 square feet of space on January 1, 2020.

(6)
We ceased operations in these facilities during 2019 and the space is currently unoccupied. We have listed the Waterloo property for sale. The Fort Washington lease expires in June 2020. The Addison lease, which expires in 2025, is currently being marketed for sublease.

(7)	The Westampton and Bannockburn facilities are former PHH facilities. The Westampton lease, which expires in December 2021 is currently subleased and the Bannockburn lease expires in March 2020.
In addition to the facilities listed in the table above, we also lease other small facilities in Glendale, California (ceased operations in 2019); Irvine, California (occupied); and Atlanta, Georgia (ceased operations in 2019 and currently subleased).

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

Stock Return Performance
The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2014, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2014 and the reinvestment of all dividends.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Ocwen Financial Corporation	$100.00	$46.16	$35.70	$20.73	$8.87	$9.07
S&P 500	$100.00	$100.88	$110.50	$131.96	$123.73	$159.45
S&P 500 Diversified Financials	$100.00	$89.74	$106.63	$131.50	$117.01	$143.74

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

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Number of Holders of Common Stock
On February 21, 2020, 134,948,008 shares of our common stock were outstanding and held by approximately 99 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales of equity securities have been previously reported.
Purchases of Equity Securities by the Issuer and Affiliates
There were no repurchases of our common stock during the fourth quarter of the year ended December 31, 2019.

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

	December 31,
	2019	2018	2017	2016	2015
Selected Balance Sheet Data
Total Assets	$10,406,199	$9,394,216	$8,403,164	$7,655,663	$7,380,308
Loans held for sale	$275,269	$242,622	$238,358	$314,006	$414,046
Loans held for investment	6,292,938	5,498,719	4,715,831	3,565,716	2,488,253
Advances and match funded advances	1,056,523	1,186,676	1,356,393	1,709,846	2,151,066
Mortgage servicing rights	1,486,395	1,457,149	1,008,844	1,042,978	1,138,569

Total Liabilities	$9,994,188	$8,839,511	$7,856,290	$7,000,380	$6,525,670
HMBS-related borrowings	$6,063,435	$5,380,448	$4,601,556	$3,433,781	$2,391,362
Other financing liabilities (1)	972,595	1,062,090	520,943	497,900	601,347
Match funded liabilities	679,109	778,284	998,618	1,280,997	1,584,049
Long-term other secured borrowings (1)	511,280	632,694	704,076	799,504	831,309

Total equity	$412,011	$554,705	$546,874	$655,283	$854,638

Residential Loans and Real Estate Serviced or Subserviced for Others
Count	1,419,943	1,562,238	1,221,695	1,393,766	1,624,762
UPB	$212,366,431	$256,000,490	$179,352,553	$209,092,130	$250,966,112

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Results of Operations Data(2)
Revenue
Servicing and subservicing fees	$975,507	$937,083	$991,597	$1,188,229	$1,532,865
Gain on loans held for sale, net	38,300	37,336	57,183	51,011	104,754
Reverse mortgage revenue, net	86,309	60,237	75,515	71,681	46,442
Other	23,259	28,389	70,281	76,242	57,037
Total revenue	1,123,375	1,063,045	1,194,576	1,387,163	1,741,098

MSR valuation adjustments, net	(120,876)	(153,457)	(52,962)	(32,978)	(99,194)

Operating expenses	673,939	779,039	945,683	1,190,276	1,378,990

Other income (expense)
Interest expense	(114,129)	(103,371)	(126,927)	(178,183)	(213,580)
Pledged MSR liability expense	(372,089)	(171,670)	(236,311)	(234,400)	(268,793)
Bargain purchase gain (3)	(381)	64,036	—	—	—
Gain on sale of MSRs, net (4)	453	1,325	10,537	8,492	83,921
Other, net	31,095	7,655	12,797	33,821	5,677
Other expense, net	(455,051)	(202,025)	(339,904)	(370,270)	(392,775)

Loss from continuing operations before income taxes	(126,491)	(71,476)	(143,973)	(206,361)	(129,861)
Income tax expense (benefit) (5)	15,634	529	(15,516)	(6,986)	116,851
Loss from continuing operations	(142,125)	(72,005)	(128,457)	(199,375)	(246,712)
Income from discontinued operations, net of tax	—	1,409	—	—	—
Net loss	(142,125)	(70,596)	(128,457)	(199,375)	(246,712)
Net loss (income) attributable to non-controlling interests	—	(176)	491	(387)	(305)
Net loss attributable to Ocwen stockholders	$(142,125)	$(70,772)	$(127,966)	$(199,762)	$(247,017)

Earnings (loss) per share - Basic and Diluted
Continuing operations	$(1.06)	$(0.54)	$(1.01)	$(1.61)	$(1.97)
Discontinued operations	$—	$0.01	$—	$—	$—
Total attributable to Ocwen stockholders	$(1.06)	$(0.53)	$(1.01)	$(1.61)	$(1.97)

Weighted average common shares outstanding
Basic	134,444,402	133,703,359	127,082,058	123,990,700	125,315,899
Diluted (6)	134,444,402	133,703,359	127,082,058	123,990,700	125,315,899

(1)
In the consolidated balance sheets at December 31, 2018, 2017, 2016 and 2015, we reclassified borrowings with an outstanding balance of $65.5 million, $72.6 million, $81.1 million and $96.5 million, respectively, from Other financing liabilities to Other secured borrowings to conform to the current year presentation. See the Reclassifications section of Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies for additional information.

(2)
Certain amounts in the consolidated statements of operations for 2015 - 2018 have been reclassified to conform to the current year presentation, including presentation of the MSR valuation adjustments, net line item separately from Operating expenses and adding new line items for Reverse mortgage revenue, net (without any impact on total Revenue) and Pledged MSR liability expense (previously included in Interest expense, without any impact on Other income (expense)). Reclassifications of prior years to present Reverse mortgage revenue, net as a separate revenue line item on the face of the statement of operations are provided in the table below. See the Reclassifications section of Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies for additional information.

		Years ended December 31,
		2018	2017	2016	2015
From	Gain on loans held for sale, net	$40,407	$46,219	$39,380	$30,215
From	Other revenue, net	22,577	31,517	33,910	17,295
From	Servicing and subservicing fees	(2,747)	(2,221)	(1,609)	(1,068)
To	Reverse mortgage revenue, net (New line item)	60,237	75,515	71,681	46,442
Total revenue		$—	$—	$—	$—

(3)	Recognized in connection with the acquisition of PHH on October 4, 2018. See Note 2 — Business Acquisition to the Consolidated Financial Statements for additional information.

(4)	During 2019, 2018, 2017, 2016 and 2015, we sold certain of our MSRs relating to loans with a UPB of $140.8 million, $901.3 million, $219.4 million, $3.7 billion and $87.6 billion, respectively.

(5)
Income tax expense for 2015 includes a $97.1 million provision to establish valuation allowances relating to deferred tax assets in our U.S. and USVI tax jurisdictions. See Note 20 — Income Taxes to the Consolidated Financial Statements for additional information.

(6)
For 2015 - 2019, we have excluded the effect of all dilutive or potentially dilutive shares from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
OVERVIEW
We are a financial services company that services and originates mortgage loans. The majority of our revenues are generated from our residential mortgage servicing business. As of December 31, 2019, our residential mortgage servicing portfolio consisted of 1,419,943 loans with a total UPB of $212.37 billion. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans.

We selectively sourced our MSR originations and acquisitions and subservicing in 2019 through diversified channels, as detailed below:

Amounts in billions	UPB
	Quarter Ended December 31, 2019	Year Ended December 31, 2019
MSR additions:
MSR originations
Recapture origination	$0.17	$0.66
Correspondent	0.40	0.49
Flow purchases	0.24	0.24
GSE Cash Window	0.55	0.67
Reverse MSR originations	0.26	0.73
Total MSR originations	1.62	2.79
Bulk MSR purchases	2.74	14.62
Total MSR additions	4.36	17.41
Subservicing additions	3.79	8.68
Total MSR and subservicing additions	$8.15	$26.09
In our lending business, we originate, purchase, sell and securitize forward and reverse mortgage loans that are mostly conventional and government-insured. During 2019, we originated $1.88 billion forward and reverse mortgage loans.
On October 4, 2018, we completed the acquisition of PHH, whose servicing portfolio consisted of 537,225 residential mortgage loans with a UPB of $119.3 billion, $68.7 billion of which were under subservicing agreements. During 2019, we successfully executed our planned integration of PHH’s business with ours with a focus on system integration, elimination of duplicative processes and transformation to create value. We have fully transitioned our servicing onto the Black Knight MSP servicing system. We have reduced total staffing levels by 1,100 or 17%, with a total headcount of approximately 5,300 at December 31, 2019 compared to the Ocwen headcount pre-PHH acquisition of 6,400 on September 30, 2018. We have vacated seven U.S. facilities. In the first half of 2019, we completed the mergers of two of our primary licensed operating entities, Homeward and OLS into PMC, with PMC being the surviving corporation.
We have established a set of key business initiatives to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. These include:

•	Managing the size of our servicing portfolio through expanding our lending business to grow sustainable channels of MSR replenishment;

•	Reengineering our cost structure;

•	Effectively managing our balance sheet to fund our ongoing business needs and growth; and,

•	Fulfilling our regulatory commitments and resolving remaining legacy matters.
First, we must expand our lending business and targeted MSR acquisitions that have appropriate financial return targets to replenish and grow our servicing portfolio. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. During 2019, we closed MSR acquisitions with $14.6 billion UPB or $153.5 million fair value, allowing us to grow our Agency portfolio on a net basis after portfolio runoff. We also executed on our plans to re-enter the forward lending correspondent channel in the second quarter of 2019 and we continue to pursue a number of other MSR acquisition options, including driving improved recapture rates within our existing servicing portfolio. In addition to our organic growth initiatives in lending, we have been actively engaged in evaluating opportunities to acquire complimentary lending businesses with proven capabilities to generate significant volume through mortgage lending cycles and provide a sustainable MSR source. Some of these opportunities could also immediately increase the size of our servicing portfolio through these businesses’ existing MSRs.
Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process and establish continuous operational efficiencies and cost improvement as a core strength. Our continuous cost improvement efforts are focused on leveraging our single servicing platform and technology, optimizing strategic sourcing and off-shore utilization, lean process design, automation and other technology-enabled productivity enhancements. Our initiatives are targeted at delivering superior accuracy, cost, speed and customer satisfaction. We believe these steps are necessary in order to simplify our operations and drive stronger financial performance.
Third, we must manage our balance sheet to ensure adequate liquidity and maintain diverse sources of capital and a solid platform for financing our ongoing business needs and executing on our other key business initiatives. In 2019, we established three financing facilities secured by MSRs under which we had borrowed $314.4 million at December 31, 2019, approximately half of which effectively supported our 2019 MSR acquisitions. In addition, in January 2020 we extended the maturity on our senior secured term loan (SSTL) from December 2020 to May 2022 and reduced the outstanding balance from $326.1 million to $200.0 million consistent with our focus on lower cost asset-backed structured finance debt. We continue to evaluate our capital structure options to determine how to enable the most effective execution of our key business initiatives.
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
Our ability to execute on these key business initiatives is not certain and is dependent on the successful execution of several complex actions, including our ability to grow our lending business and acquire MSRs with appropriate financial return targets, our ability to acquire, maintain and grow profitable client relationships, our ability to implement further organizational redesign and cost reduction, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our return to sustainable profitability, and our ability to extend, renew or replace our debt agreements in the ordinary course of business. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
In recent periods, Ocwen has incurred significant losses as a result of declines in the fair value of our MSRs. Further interest rate decreases, prepayment speed increases or changes to other fair value inputs or assumptions could result in further fair value declines and hamper our ability to return to profitability. Starting in September 2019, we have implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio. See Risk Management - Market Risk for further information.
In addition, we have exposure to concentration risk and client retention risk as a result of our relationship with NRZ, which accounted for 56% of the UPB in our servicing portfolio as of December 31, 2019 and approximately 74% of all delinquent loans that Ocwen serviced. During 2019, NRZ-related servicing fees retained by Ocwen represented approximately 36% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ (excluding ancillary income).
During 2019, we completed an assessment of the cost-to-service and the profitability of the NRZ servicing portfolio. Based on this analysis, in the fourth quarter of 2019, we estimate that operating expenses, including direct servicing expenses and overhead allocation, exceeded the net revenue retained for the NRZ servicing portfolio by approximately $10.0 million. As with all estimates, this estimate required the exercise of judgment, including with respect to overhead allocations, and it excludes the benefits of the lump-sum payment amortization. The estimated loss for these subservicing agreements is partially driven by the declining revenue as the loan portfolio amortizes down without a corresponding reduction to our servicing cost per loan over time. As performing loans in the NRZ servicing portfolio have run-off, delinquencies have remained high, resulting in a relatively elevated average cost per loan. Because the NRZ portfolio contains a high percentage of delinquent accounts, it has an inherently high level of potential operational and compliance risk and requires a disproportionately high level of operating staff, oversight support infrastructure and overhead which drives the elevated average cost per loan. We actively pursue cost re-engineering initiatives to continue to reduce our cost-to-service and corporate overhead, as well as pursue actions to grow our non-NRZ servicing portfolio.
On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement. This termination is for convenience (and not for cause). The notice states that the effective date of termination is June 19, 2020 for 25% of the loans under the agreement (not including loans constituting approximately $6.6 billion in UPB that were added by NRZ under the agreement in 2019) and August 18, 2020 for the remainder of the loans under the agreement. The actual servicing transfer date(s) will be determined through discussions with NRZ and other stakeholders such as GSEs. In connection with the termination, we estimate that we will receive loan deboarding fees of approximately $6.1 million from NRZ. The portfolio subject to termination accounted for $42.1 billion in UPB, or 20% of our total serviced UPB as of December 31, 2019. Under this agreement, in the fourth quarter of 2019, we estimate that operating expenses, including direct expenses and overhead allocation, exceeded the net revenue retained for this portion of the NRZ servicing portfolio by approximately $3.0 million. At this stage, we do not anticipate significant operational impacts on our servicing business as a result of this termination. The terminated servicing is comprised of Agency loans with relatively low delinquencies that do not pose a high level of operating and compliance risk or require substantial direct and oversight staffing relative to our non-

Agency servicing. Nonetheless, we intend to right-size and reduce expenses in our servicing business and the related corporate support functions to the extent possible to align with our smaller portfolio.

We currently anticipate that the loan deboarding fees from NRZ will offset a significant portion of our transition and restructuring costs assuming an orderly and timely transfer. However, it is possible that the loan deboarding and other transition activities that we will undertake as a result of the termination may not occur in an orderly or timely manner, which could be disruptive and could result in us incurring additional costs or even in disagreements with NRZ relating to our respective rights and obligations. Overall, our current view is that if we can exclude the legacy PMC NRZ servicing portfolio and successfully execute on the necessary transition and expense reduction actions in an orderly and timely manner, we will be able to enhance the long-term financial performance of our servicing business.

Operations Summary

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue
Servicing and subservicing fees	$975,507	$937,083	$991,597	4%	(5)%
Gain on loans held for sale, net	38,300	37,336	57,183	3	(35)
Reverse mortgage revenue, net	86,309	60,237	75,515	43	(20)
Other revenue, net	23,259	28,389	70,281	(18)	(60)
Total revenue	1,123,375	1,063,045	1,194,576	6	(11)

MSR valuation adjustments, net	(120,876)	(153,457)	(52,962)	(21)	190

Operating expenses
Compensation and benefits	313,508	298,036	358,994	5	(17)
Professional services	102,638	165,554	229,451	(38)	(28)
Servicing and origination	109,007	131,297	141,496	(17)	(7)
Technology and communications	79,166	98,241	100,490	(19)	(2)
Occupancy and equipment	68,146	59,631	66,019	14	(10)
Other expenses	1,474	26,280	49,233	(94)	(47)
Total operating expenses	673,939	779,039	945,683	(13)	(18)

Other income (expense)
Interest income	17,104	14,026	15,965	22	(12)
Interest expense	(114,129)	(103,371)	(126,927)	10	(19)
Pledged MSR liability expense	(372,089)	(171,670)	(236,311)	117	(27)
Gain on repurchase of senior secured notes	5,099	—	—	n/m	n/m
Bargain purchase gain	(381)	64,036	—	(101)	n/m
Gain on sale of MSRs, net	453	1,325	10,537	(66)	(87)
Other, net	8,892	(6,371)	(3,168)	(240)	101
Total other expense, net	(455,051)	(202,025)	(339,904)	125	(41)

Loss from continuing operations before income taxes	(126,491)	(71,476)	(143,973)	77	(50)
Income tax expense (benefit)	15,634	529	(15,516)	n/m	(103)
Loss from continuing operations, net of tax	(142,125)	(72,005)	(128,457)	97	(44)
Income from discontinued operations, net of tax	—	1,409	—	(100)	n/m
Net loss	(142,125)	(70,596)	(128,457)	101	(45)
Net loss (income) attributable to non-controlling interests	—	(176)	491	(100)	(136)
Net loss attributable to Ocwen stockholders	$(142,125)	$(70,772)	$(127,966)	101	(45)

Segment income (loss) from continuing operations before taxes:
Servicing	$(70,770)	$(31,948)	$46,680	122%	(168)%
Lending	40,733	11,154	(4,431)	265	(352)
Corporate Items and Other	(96,454)	(50,682)	(186,222)	90	(73)
	$(126,491)	$(71,476)	$(143,973)	77	(50)
n/m: not meaningful

Year Ended December 31, 2019 versus 2018
Ocwen reported a net loss of $142.1 million in 2019, largely impacted by $65.0 million re-engineering costs associated with the integration of PHH, a $53.0 million net fair value decline of MSRs due to changes in interest rates and valuation assumptions, and $15.6 million tax expense related to our foreign jurisdictions. While many factors impacted our performance in 2019 and 2018 as discussed below, the increase in our net loss compared to 2018 is primarily explained by the $64.0 million bargain purchase gain on the acquisition of PHH recorded in 2018.
Total revenue was $1.1 billion in 2019, $60.3 million or 6% higher than 2018, mostly due to $38.4 million additional servicing revenue and $26.1 million additional reverse mortgage revenue. The $38.4 million increase in servicing and subservicing fees is primarily due to the increase in the average portfolio serviced resulting from the acquisition of PHH on October 4, 2018 with such increase being partially offset by a decline in completed modifications. Reverse mortgage revenue, net increased $26.1 million, or 43%, as compared to 2018 largely due to a $37.2 million favorable net change in the fair values of our HECM reverse mortgage loans and the HMBS-related borrowings due to higher UPB and interest rate changes, and the fair value election in the first quarter of 2019 for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018. See Segment Results of Operations for additional information.
We reported a $120.9 million loss in MSR valuation adjustments, net in 2019, mostly driven by a $215.1 million portfolio runoff, a $175.6 million loss due to the decline in interest rates, partially offset by $269.8 million favorable assumption updates. The loss is mostly attributable to our forward MSR portfolio, with $0.3 million loss related to our reverse MSR reported in our Lending segment. MSR valuation adjustments, net in 2019 decreased $32.6 million, as compared to 2018 primarily due to assumption updates. See Segment Results of Operations - Servicing for additional information.
Operating expenses decreased $105.1 million, or 13%, compared to 2018, largely due to our integration and cost reduction initiatives, with $673.9 million recognized in 2019 compared to $779.0 million in 2018. Operating expenses for 2019 include recoveries of $43.4 million of prior professional fees and other operating expenses from service providers and a mortgage insurer. The $105.1 million reduction in operating expenses in 2019 is partially offset by $65.0 million re-engineering costs recorded in 2019 and the recognition of PHH operating expenses starting in the fourth quarter of 2018; i.e., 2018 operating expenses did not include PHH through October 4, 2018.
Compensation and benefits expense increased $15.5 million, or 5%, as compared to 2018 primarily due to the acquisition of the PHH workforce and $35.7 million severance and retention costs, partially offset by a decline in expenses resulting from our efforts to re-engineer our cost structure. Despite the increase in headcount at the time of the PHH acquisition, average total headcount in 2019 declined 10% as compared to 2018.
Professional services expense decreased $62.9 million, or 38%, as compared to 2018 primarily due to the $34.7 million recovery of prior expense from service providers and a mortgage insurer and a $16.8 million decline in litigation provisions. Also contributing to the decline in Professional services expense in 2019 is the $13.7 million expenses incurred in 2018 in connection with the acquisition of PHH.
Servicing and origination expense decreased $22.3 million, or 17%, as compared to 2018 primarily due to a $7.4 million reduction in government-insured claim loss provisions in line with a decline in claims and a $7.6 million decrease in provisions for non-recoverable servicing advances and receivables.
Technology and communication expense decreased $19.1 million, or 19%, as compared to 2018 primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP, a $10.3 million reduction in depreciation expense that is largely the result of a decline in capitalized technology investments, our closure of seven U.S. facilities and the effects of our other cost reduction efforts which include bringing technology services in-house. These declines were partially offset by an increase in expenses as a result of PHH expenses.
Occupancy and equipment expense increased $8.5 million, or 14%, as compared to 2018, due to PHH expenses and the recognition of accelerated amortization of ROU assets in connection with our decision to vacate leased properties in 2019 prior to the contractual maturity date of the lease agreements, offset in part by a decline resulting from our cost reduction efforts which include consolidating vendors and closing and consolidating certain facilities.
Other expenses decreased $24.8 million, or 94%, as compared to 2018 due to a $15.7 million decline in the provision for indemnification obligations that was largely due to favorable updates to default, defect and severity assumptions relative to historical performance, a $7.2 million expense recovery in connection with a settlement with a mortgage insurer and a $2.5 million savings in license fees due to our legal entity reorganization.
Interest expense increased $10.8 million, or 10%, mostly due to the $120.0 million SSTL upsize we executed in March 2019 and the new MSR financing facilities executed in 2019.
Pledged MSR liability expense relates to the MSR sale agreements with NRZ that do not achieve sale accounting and are presented on a gross basis in our financial statements. The $372.1 million expense in 2019 primarily includes a $437.7 million net servicing fee remittance to NRZ partially offset by a $95.2 million amortization gain related to the lump-sum cash payments received from NRZ in connection with the 2017 Agreements and New RMSR Agreements in 2017 and 2018, and a $33.8 million fair value loss on the pledged MSR liability.

	Years Ended December 31,			Change
Amounts in millions	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net servicing fee remittance to NRZ (a)	$437.7	$396.7	$254.2	$41.0	$142.5
2017/18 lump sum amortization (gain)	(95.2)	(148.9)	(43.9)	53.7	(105.0)
Pledged MSR liability fair value (gain) loss (b)	33.8	(82.2)	26.0	116.0	(108.2)
Other	(4.2)	6.0	—	(10.2)	6.0
Pledged MSR liability expense	$372.1	$171.6	$236.3	$200.5	$(64.7)

(a)	Offset by corresponding amount recorded in Servicing and subservicing fee - See below table.

(b)	Offset by corresponding amount recorded in MSR valuation adjustments, net - See below table.
The below table reflects the condensed statement of operations together with the included amounts related to the NRZ pledged MSRs that offset each other (nil impact on net income/loss). Net servicing fee remittance and pledged MSR fair value changes are presented on a gross basis and are offset by corresponding amounts presented in other statement of operations line items. In addition, because we record both our pledged MSRs and the associated pledged MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the MSRs pledged, presented in MSR valuation adjustments, net. Accordingly, only the $95.2 million lump sum amortization gain and the $4.2 million in “Other” affect our net earnings.

	Year Ended December 31,
	2019		2018
Dollars in millions	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)
Total revenue	$1,123.4	$437.7	$1,063.0	$396.7
MSR valuation adjustments, net	(120.9)	33.8	(153.5)	(82.2)
Total operating expenses	673.9	—	779.0	—
Total other expense, net	(455.1)	(471.5)	(202.0)	(314.5)
Loss before income taxes	$(126.5)	$—	$(71.5)	$—

(a)	Amounts included in the specific statement of operations line items.
See Note 10 — Rights to MSRs to the Consolidated Financial Statements and Segment Results of Operations - Servicing for additional information.
Other, net increased $15.3 million as compared to 2018 primarily due to other income recognized in connection with call rights exercised by, or on behalf of NRZ for MSRs underlying the agreements with NRZ. See Note 10 — Rights to MSRs for additional information.
Although we incurred a pre-tax loss for 2019 of $126.5 million, we recorded income tax expense of $15.6 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates. Our overall effective tax rates for 2019 and 2018 were (12.4)% and (0.7)%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%. The change in income tax expense for 2019, compared with 2018, was primarily due to tax expense on the gain recognized in the USVI on the merger of OLS into PMC and the effects of revaluing our Indian deferred tax assets as a result of the significant corporate rate reduction enacted in India, as well as increased income tax expense as a result of recognizing income previously deferred for tax purposes related to our NRZ agreements. In addition, income tax expense related to uncertain tax positions increased by $8.2 million in 2019 as compared to 2018.

Financial Condition Summary

	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$428,339	$329,132	$99,207	30%
Restricted cash	64,001	67,878	(3,877)	(6)
Mortgage servicing rights (MSRs), at fair value	1,486,395	1,457,149	29,246	2
Advances and match funded advances	1,056,523	1,186,676	(130,153)	(11)
Loans held for sale	275,269	242,622	32,647	13
Loans held for investment, at fair value	6,292,938	5,498,719	794,219	14
Other assets	802,734	612,040	190,694	31
Total assets	$10,406,199	$9,394,216	$1,011,983	11%

Total Assets by Segment
Servicing	$3,378,515	$3,306,208	$72,307	2%
Lending	6,459,367	5,603,481	855,886	15
Corporate Items and Other	568,317	484,527	83,790	17
	$10,406,199	$9,394,216	$1,011,983	11%

HMBS-related borrowings, at fair value	$6,063,435	$5,380,448	$682,987	13
Match funded liabilities (related to VIEs)	679,109	778,284	(99,175)	(13)
Other financing liabilities	972,595	1,062,090	(89,495)	(8)
SSTL and other secured borrowings, net	1,025,791	448,061	577,730	129
Senior notes, net	311,085	448,727	(137,642)	(31)
Other liabilities	942,173	721,901	220,272	31
Total liabilities	9,994,188	8,839,511	1,154,677	13

Total stockholders’ equity	412,011	554,705	(142,694)	(26)

Total liabilities and equity	$10,406,199	$9,394,216	$1,011,983	11%

Total Liabilities by Segment
Servicing	$2,862,063	$2,437,383	$424,680	17%
Lending	6,347,159	5,532,069	815,090	15
Corporate Items and Other	784,966	870,059	(85,093)	(10)
	$9,994,188	$8,839,511	$1,154,677	13%
The increase in our balance sheet by $1.0 billion between December 31, 2019 and December 31, 2018 is principally attributable to the continued growth of our reverse mortgage business, with additional $794.2 million Loans held for investment and $683.0 million HMBS-related borrowings, and the $190.3 million increase in the Ginnie Mae contingent loan repurchase asset offset by the corresponding liability. Our liquidity position increased at December 31, 2019 with $99.2 million additional cash sourced through new MSR financing agreements, in anticipation of an SSTL pay-down in January 2020. Match funded liabilities declined during 2019 as a result of lower advances and match funded advances. Changes in the composition of our financing liabilities are principally attributable to our increased use of cost-effective asset-backed financing, with three new MSR financing agreements entered into in 2019, under which $314.4 million was outstanding at December 31, 2019 and increased warehouse line utilization to finance our pipeline of unsecuritized forward and reverse loans at balance sheet date. Borrowings under our SSTL increased due to the $120.0 million term loan upsize executed during the first quarter of 2019. Senior notes declined due to our repayment at the maturity of the $97.5 million 7.375% notes and our repurchases of $39.4 million of our 8.375% notes. Total equity decreased $142.7 million during 2019 mostly as a result of our net loss.
SEGMENT RESULTS OF OPERATIONS

Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per-loan fees typically vary based on delinquency status. As of December 31, 2019, we serviced 1.4 million loans with an aggregate UPB of $212.4 billion.
The average UPB of loans serviced during 2019 increased by 20% or $39.5 billion compared to 2018, mostly due to the acquisition of PHH in October 2018. We are actively pursuing actions to manage the size of our servicing portfolio through expanding our lending business and making MSR acquisitions based on our capital availability that are prudent and well-executed with appropriate financial return targets. We closed MSR acquisitions with $14.6 billion UPB during 2019. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We re-entered the forward lending correspondent channel in the second quarter of 2019 to support the growth of our MSR portfolio and we continue to pursue a number of other MSR acquisition options, including driving improved recapture rates within our existing servicing portfolio.
NRZ is our largest servicing client, accounting for 56% and 61% of the UPB and loans in our servicing portfolio as of December 31, 2019, respectively. NRZ subservicing fees retained by Ocwen represented approximately 36% and 38% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ, for 2019 and 2018, respectively (excluding ancillary income). Consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen will receive under the renegotiated agreements. These upfront payments received from NRZ were deferred and are recorded within Other income (expense) as they amortize through the remaining term of the original agreements.
During 2019, we completed an assessment of the cost-to-service and the profitability of the NRZ servicing portfolio. Based on this analysis, in the fourth quarter of 2019, we estimate that operating expenses, including direct servicing expenses and overhead allocation, exceeded the net revenue retained for the NRZ servicing portfolio by approximately $10 million. As with all estimates, this estimate required the exercise of judgment, including with respect to overhead allocations, and it excludes the benefits of the lump-sum payment amortization. The estimated loss for these subservicing agreements is partially driven by the declining revenue as the loan portfolio amortizes down without a corresponding reduction to our servicing cost over time. As performing loans in the NRZ servicing portfolio have run-off, delinquencies have remained high, resulting in a relatively elevated average cost per loan. Because the NRZ portfolio contains a high percentage of delinquent accounts, it has an inherently high level of potential operational and compliance risk and requires a disproportionally high level of operating staff, oversight support infrastructure and overhead which drives the elevated average cost per loan. We actively pursue cost re-engineering initiatives to continue to reduce our cost-to-service and our corporate overhead, as well as pursue actions to grow our non-NRZ servicing portfolio to offset the losses on the NRZ sub servicing.
The following table presents subservicing fees retained by Ocwen under the NRZ agreements and the amortization gain (including fair value change) of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements:

	Years Ended December 31,
	2019	2018	2017
Retained subservicing fees on NRZ agreements	$139,343	$142,334	$295,192
Amortization gain of the lump-sum cash payments received (including fair value change) recorded as a reduction of Pledged MSR liability expense	95,237	148,878	43,944
Total retained subservicing fees and amortization gain of lump-sum payments (including fair value change)	$234,580	$291,212	$339,136

Average NRZ UPB	$125,070,332	$104,773,894	$110,117,808
Average retained subservicing fees as a % of NRZ UPB	0.11%	0.14%	0.27%
Our MSR portfolio is carried at fair value. The value of our MSRs is typically correlated to changes in interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans. Valuation is also impacted by loan delinquency rates whereby as delinquency rates decline, the value of the servicing portfolio rises.
For those MSR sale transactions with NRZ that do not achieve sale accounting treatment, we present gross the pledged MSR as an asset and the corresponding liability amount pledged MSR liability on our balance sheet. Similarly, we present the total servicing fees and the fair value changes related to the MSR sale transactions with NRZ within Servicing and subservicing fees, net and MSR valuation adjustment, net. Net servicing fee remittance to NRZ and the fair value changes of the pledged MSR liability are separately presented within Pledged MSR liability expense and are offset by the two corresponding amounts presented in other statement of operations line items. We record both our pledged MSRs and the associated MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the associated MSRs pledged, presented in MSR valuation adjustments, net.
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
Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $200.5 million at December 31, 2019, of which $162.1 million were attributable to NRZ agreements.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue
Servicing and subservicing fees:
Residential	$969,700	$929,969	$982,929	4%	(5)%
Commercial	3,847	5,548	7,700	(31)	(28)
	973,547	935,517	990,629	4	(6)
Gain on loans held for sale, net	6,110	8,435	11,458	(28)	(26)
Other revenue, net	5,445	7,272	39,203	(25)	(81)
Total revenue	985,102	951,224	1,041,290	4	(9)

MSR valuation adjustments, net	(120,646)	(152,983)	(52,689)	(21)	190

Operating expenses
Compensation and benefits	142,674	145,574	160,514	(2)	(9)
Servicing and origination	91,096	114,597	119,569	(21)	(4)
Professional services	42,126	53,643	66,523	(21)	(19)
Occupancy and equipment	44,339	42,511	47,419	4	(10)
Technology and communications	32,607	45,535	46,238	(28)	(2)
Corporate overhead allocations	197,880	211,701	221,049	(7)	(4)
Other expenses	(14,569)	5,923	2,383	(346)	149
Total operating expenses	536,153	619,484	663,695	(13)	(7)

Other income (expense)
Interest income	8,051	5,383	783	50	587
Interest expense	(47,347)	(41,830)	(57,284)	13	(27)
Pledged MSR liability expense	(372,172)	(172,342)	(236,311)	116	(27)
Gain on sale of MSRs, net	453	1,325	10,537	(66)	(87)
Other, net	11,942	(3,241)	4,049	(468)	(180)
Total other expense, net	(399,073)	(210,705)	(278,226)	89	(24)

Loss (income) from continuing operations before income taxes	$(70,770)	$(31,948)	$46,680	122	(168)

The following table provides selected operating statistics for our Servicing segment:

				% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Residential Assets Serviced at December 31
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$198.90	$243.39	$162.72	(18)%	50%
Non-performing loans	11.22	10.38	13.47	8	(23)
Non-performing real estate	2.25	2.23	3.16	1	(29)
Total	$212.37	$256.00	$179.35	(17)	43

Conventional loans (2)	$95.31	$127.05	$49.33	(25)%	158%
Government-insured loans	30.09	27.65	21.26	9	30
Non-Agency loans	86.97	101.30	108.76	(14)	(7)
Total	$212.37	$256.00	$179.35	(17)	43

Percent of total UPB:
Servicing portfolio	36%	28%	42%	28%	(33)%
Subservicing portfolio	8	21	1	(61)	n/m
NRZ (3)	56	51	57	10	(10)
Non-performing residential assets serviced	6	5	9	29	(47)

Number:
Performing loans (1)	1,344,925	1,498,960	1,137,012	(10)%	32%
Non-performing loans	60,735	52,291	69,135	16	(24)
Non-performing real estate	14,283	10,987	15,548	30	(29)
Total	1,419,943	1,562,238	1,221,695	(9)	28

Conventional loans (2)	607,854	677,927	298,564	(10)%	127%
Government-insured loans	185,138	182,595	156,090	1	17
Non-Agency loans	626,951	701,716	767,041	(11)	(9)
Total	1,419,943	1,562,238	1,221,695	(9)	28

Percent of total number:
Servicing portfolio	34%	29%	39%	17%	(26)%
Subservicing portfolio	5	10	2	(45)	485
NRZ (3)	61	61	59	—	4
Non-performing residential assets serviced	5	4	7	30	(42)
n/m: not meaningful

				% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Residential Assets Serviced for the Years Ended December 31
Average UPB (in billions)
Servicing portfolio	$76.14	$72.28	$80.93	5%	(11)%
Subservicing portfolio	31.23	15.93	3.83	96	316
NRZ (3)	125.07	104.77	110.12	19	(5)
	$232.44	$192.98	$194.88	20	(1)

Prepayment speed (average CPR)	15%	13%	15%	15%	(13)%
% Voluntary	93	82	81	13	1
% Involuntary	7	18	21	(61)	(14)
% CPR due to principal modification	1	1	1	—	—

Average number
Servicing portfolio	471,808	463,529	516,736	2%	(10)%
Subservicing portfolio	106,203	53,043	28,794	100	84
NRZ (3)	913,249	748,440	765,048	22	(2)
	1,491,260	1,265,012	1,310,578	18	(3)

Residential Servicing and Subservicing Fees for the Years Ended December 31
Loan servicing and subservicing fees
Servicing	$224,846	$224,176	$254,907	—%	(12)%
Subservicing	15,434	8,904	7,690	73	16
NRZ	577,015	539,039	549,411	7	(2)
	817,295	772,119	812,008	6	(5)
Late charges	56,876	61,125	61,455	(7)	(1)
Custodial accounts (float earnings)	47,435	40,274	24,973	18	61
Loan collection fees	15,433	18,353	22,733	(16)	(19)
HAMP fees	5,538	14,312	43,274	(61)	(67)
Other	27,123	23,786	18,486	14	29
	$969,700	$929,969	$982,929	4	(5)

Number of Completed Modifications
HAMP	503	1,288	12,726	(61)%	(90)%
Non-HAMP	25,251	38,257	32,956	(34)	16
Total	25,754	39,545	45,682	(35)	(13)

				% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Financing Costs
Average balance of advances and match funded advances	$1,059,607	$1,214,436	$1,502,530	(13)%	(19)%
Average borrowings
Match funded liabilities	671,824	736,974	1,048,944	(9)	(30)
Financing liabilities (4)	—	12,649	15,976	(100)	(21)
Other secured borrowings	395,183	74,555	98,023	430	(24)
Interest expense on borrowings
Match funded liabilities	26,902	30,706	45,379	(12)	(32)
Financing liabilities	—	66	634	(100)	(90)
Other secured borrowings	11,321	6,320	7,515	79	(16)
Effective average interest rate
Match funded liabilities	4.00%	4.17%	4.33%	(4)	(4)
Financing liabilities	—	0.52	3.97	(100)	(87)
Other secured borrowings	2.86	8.48	7.67	(66)	11
Facility costs included in interest expense	$8,793	$5,242	$7,450	68	(30)
Average 1-month LIBOR	1.75%	2.45%	1.08%	(29)	127

Average Employment
India and other	3,360	4,097	5,090	(18)%	(20)%
U. S.	1,158	1,128	1,187	3	(5)
Total	4,518	5,225	6,277	(14)	(17)

(1)
Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)
Conventional loans at December 31, 2019 include 111,246 prime loans with a UPB of $20.4 billion which we service or subservice. This compares to 115,299 prime loans with a UPB of $19.6 billion at December 31, 2018. Prime loans are generally good credit quality loans that meet GSE underwriting standards.

(3)	Loans serviced or subserviced pursuant to our agreements with NRZ.

(4)	Excludes the financing liability that we recognized in connection with the sales of Rights to MSRs to NRZ.
The following table provides information regarding the changes in our portfolio of residential assets serviced for the years ended December 31:

	Amount of UPB (in billions)			Count
	2019	2018	2017	2019	2018	2017
Portfolio at beginning of year	$256.00	$179.35	$209.09	1,562,238	1,221,695	1,393,766
Acquisition of PHH	—	119.34	—	—	537,225	—
Other portfolio additions(1)	26.09	9.41	4.03	100,557	41,035	18,974
	26.09	128.75	4.03	100,557	578,260	18,974
Sales	(1.15)	(0.59)	(0.22)	(8,256)	(3,343)	(979)
Servicing transfers (2)	(30.31)	(23.01)	(2.50)	(48,548)	(73,934)	(12,617)
Runoff	(38.27)	(28.50)	(31.05)	(186,048)	(160,440)	(177,449)
Portfolio at end of year	$212.36	$256.00	$179.35	1,419,943	1,562,238	1,221,695

(1)
Additions in 2019 include purchased MSRs on portfolios consisting of 12,515 loans with a UPB of $2.7 billion that have not yet transferred to the Black Knight MSP servicing system. These loans are scheduled to transfer onto Black Knight MSP by April 1, 2020.

Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.

(2)
Servicing transfers in 2019 include the termination of a subservicing client relationship consisting of 33,626 loans with a UPB of $21.4 billion. For 2019, total servicing fee revenue for this client was $1.3 million which was earned through May 31, 2019 when the loans were released.

Year Ended December 31, 2019 versus 2018
The key drivers of our servicing segment operating results for 2019, as compared to 2018, are the PHH acquisition and related integration, MSR fair value changes and the effects of cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio. Until the Black Knight MSP conversion was completed in June 2019, we were maintaining the infrastructure and related costs of two servicing platforms, including certain corporate functions.
Servicing and subservicing fee revenue increased $39.7 million, or 4%, due to the increase in the average portfolio resulting from the acquisition of PHH on October 4, 2018 and the acquisitions of MSRs during 2019, offset in part by portfolio runoff and a decline in completed modifications. Revenue recognized in connection with loan modifications, including servicing fees, late charges and HAMP fees, declined 35% to $38.5 million during 2019 as compared to $59.4 million in 2018. Total completed loan modifications decreased 35% as compared to 2018 due primarily to the expiration of government sponsored modification programs and fewer available modification opportunities in our servicing portfolio.
We reported a $120.6 million loss in MSR valuation adjustments, net in 2019. This decline in MSR fair value is mostly driven by a $215.1 million portfolio runoff, a $175.6 million loss due to the decline in interest rates, partially offset by $269.8 million favorable assumption updates. The assumption fair value gains related mostly to our non-Agency MSR portfolio due to continued improved collateral performance confirmed by market trade activity. The fair value loss reported in MSR valuation adjustments, net, decreased $32.3 million in 2019 as compared to 2018, primarily due to an $88.1 million favorable valuation adjustment associated with the non-Agency assumption update partially offset by the interest rate impact, with an 81 basis-point decline in the 10-year swap rate in 2019, as compared to the 25 basis-point increase in 2018. In addition, we recognized in 2019 an additional $56.0 million loss due to higher runoff, mostly due to the MSRs added from the PHH acquisition.
The $120.6 million loss reported in MSR valuation adjustments, net is partially offset by a gain reported on the pledged MSR liability. $915.1 million of our MSRs at December 31, 2019 have been sold under different agreements that did not qualify for sale accounting treatment and, therefore are reported as MSR assets, pledged at fair value together with an associated liability for the MSR failed-sale secured borrowing at fair value. Because both pledged MSRs and the associated MSR liability are measured at fair value, changes in fair value offset each other, although they are separately presented in our statement of operations, as MSR valuation adjustments, net and Pledged MSR liability expense, respectively. The following table summarizes the fair value change impact on our statement of operations of our total MSRs and the MSRs liability associated with the NRZ failed-sale accounting treatment during 2019:

In millions - 2019	Total Change in Fair Value	Runoff	Interest Rate Change	Assumption Updates
MSR valuation adjustments, net (1)	$(120.9)	(215.1)	(175.6)	$269.8
Pledged MSR liability expense - Fair value changes (2)	(33.8)	113.4	86.3	(233.5)
Total	$(154.7)	$(101.7)	$(89.3)	$36.3

(1)	Includes $0.3 million recognized in the Lending segment.

(2)
Includes changes in fair value, including runoff and settlement, of the NRZ related MSR liability under the Original Rights to MSRs Agreements and PMC MSR Agreements. See Note 10 — Rights to MSRs for further information.

As described in the table above, Ocwen’s MSR portfolio net of the pledged MSR liability incurred a fair value loss due to interest rates of $89.3 million in 2019, that was partially offset by a $36.3 million fair value gain due to assumption updates.
Operating expenses decreased $83.3 million, or 13%, compared to 2018 largely due to our integration and cost reduction initiatives, as discussed below.
Compensation and benefits expense declined $2.9 million, or 2% as compared to 2018 due to our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Our average servicing headcount declined 14% compared to 2018, despite the PHH headcount added on October 4, 2018.
Servicing and origination expense declined $23.5 million, or 21%, as compared to 2018 primarily due to an $8.7 million decrease in government-insured claim loss provisions on reinstated or modified loans in line with a decline in the volume of claims and a $7.6 million decrease in provisions for non-recoverable servicing advances and receivables. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.

Professional services expense declined $11.5 million, or 21%, as compared to 2018 primarily due to a decline in legal fees and settlements, including a $5.1 million decline in litigation provisions, partially offset by incremental professional services expense associated with the integration of PHH business.
Technology and communication expense declined $12.9 million, or 28%, as compared to 2018 primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP.
Corporate overhead allocations declined $13.8 million, as compared to 2018, primarily due to lower legal fees and technology expenses.
Other expenses decreased $20.5 million as compared to 2018 primarily as a result of a $17.8 million decline in the provision for indemnification obligations that was largely a result of the reversal of a portion of the liability for representation and warranty obligations related to favorable updates to default, defect and severity assumptions relative to historical performance. In addition, Other expenses for 2019 includes a $7.2 million expense recovery in connection with a settlement with a mortgage insurer.
Interest expense increased by $5.5 million, or 13%, compared to 2018 primarily due to a $5.0 million of interest expense on the new Agency MSR financing facility entered into on July 1, 2019.
Pledged MSR liability expense was $372.1 million for 2019 and included $437.7 million net servicing fee remittance to NRZ, a $33.8 million fair value loss on the MSR secured financing liability, partially offset by a $95.2 million amortization. The fair value loss on the MSR liability comprised a $233.5 million loss due to assumption updates, mostly related to non-Agency MSRs, partially offset by an $86.3 million gain due to interest rate decline (as rates decline the value of the MSR asset and the offsetting MSR liability decreases resulting in a gain on the liability) and $113.4 million gain due to runoff. Pledged MSR liability expense increased $200.4 million in 2019 as compared to 2018, largely due to $115.9 million unfavorable pledged MSR fair value adjustments, $53.7 million lower 2017/18 lump sum amortization gain and $41.0 million additional net servicing fee remittance to NRZ. This unfavorable pledged MSR liability fair value adjustment results, among other factors, from an update to our non-Agency MSR fair value assumptions associated with improved collateral performance and market trade activity. We recognized a lower 2017/18 lump sum amortization gain in 2019 mostly due to a lower underlying collateral balance, i.e., portfolio runoff. Additional servicing fees were remitted to NRZ in 2019 due to the PHH acquisition as similar arrangements applied to the MSR transactions between PHH and NRZ. The following table provides information regarding the Pledged MSR liability expense:

	Years Ended December 31,
In millions	2019	2018	2017
Net servicing fee remitted to NRZ (a)	$437.7	$396.7	$254.2
2017/18 lump sum amortization (gain)	(95.2)	(148.9)	(43.9)
Other	(4.2)	6.7	—
	338.3	254.5	210.3
Change in fair value (b)
Runoff	(113.4)	(77.3)	(57.3)
Rate and assumption change	147.1	(4.9)	83.3
	33.8	(82.2)	26.0

Pledged MSR liability expense	$372.1	$172.3	$236.3
(a) Offset by corresponding amount recorded in Servicing and subservicing fee
(b) Offset by corresponding amount recorded in MSR valuation adjustments, net
Pledged MSR liability expense relates to the MSR sale agreements with NRZ that do not achieve sale accounting and are presented on a gross basis in our Consolidated Financial Statements. See the Overview section above, Year ended December 31, 2019 versus 2018 and Note 10 — Rights to MSRs to the Consolidated Financial Statements for further detail. As described, the lump sum amortization gain and other affect our net earnings while the other changes are offset by corresponding amounts in other statement of operations line items.
Other, net increased $15.2 million as compared to 2018 primarily due to other income recognized in connection with call rights exercised by NRZ, or by Ocwen at NRZ’s direction, for MSRs underlying the agreements with NRZ. Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization. See Note 10 — Rights to MSRs for additional information.

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
A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Our lending activity partially mitigates this risk. Origination volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline. Under the terms of our agreements with NRZ, to the extent we refinanced a loan underlying the MSRs subject to these agreements, we were obligated to transfer such recaptured MSR to NRZ under the terms of a separate subservicing agreement. Effective June 1, 2019, we no longer perform any portfolio recapture on behalf of NRZ.
We originate and purchase reverse mortgages through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. In the second half of 2019, we started originating proprietary reverse mortgage loans that are not FHA-guarantee eligible and are sold servicing-released to third parties. The financial statement impact of these non-HECM loans was negligible in 2019. We retain the servicing rights to reverse HECM loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.5 billion at December 31, 2019. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws. At December 31, 2019, the Future Value related to future draw commitments that is not recognized in our financial statements as part of the fair value of the loan portfolio is estimated to be $47.0 million (versus $68.1 million at December 31, 2018) and will be recognized as a one-time adjustment to shareholders equity on January 1, 2020, as we elected to measure future draw commitments at fair value in conjunction with the application of the new credit loss accounting standard. See Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for additional information.
In 2019, our Lending business originated or purchased forward and reverse mortgage loans with a UPB of $1.2 billion and $729.4 million, respectively. Loans are originated or acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (retail). Loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest.
After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis and through whole loan transactions on a servicing released basis. Lending revenues mostly include interest income earned for the period the loans are held by us, gain on sale revenue, which represents the difference between the origination value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment, reverse mortgage revenues include the fair value changes of the loan from lock date net of the fair value changes of the MBS-related borrowings.
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. We recognize the fair value of the liability for our representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the mortgage loan investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur.
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
Market Size and Composition. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume. A December 2019 Fannie Mae forecast projects a decline in mortgage originations of 5% from 2019 to 2020, including a decline in refinance volume of approximately 22%. Declines in aggregate mortgage market and refinance volume will generally make growing our Lending business more difficult.
Market size is likewise impacted by changes to existing, or development of new, GSE or other government sponsored programs. Changes in GSE or HUD guidelines and costs and the availability of alternative financing sources, such as non-Agency proprietary loans and traditional home equity loans, impact borrower demand for forward and reverse mortgages.
In August 2017, the FHFA announced an extension of the Home Affordable Refinance Program (HARP) to December 31, 2018. This program allowed borrowers with loans sold to Fannie Mae or Freddie Mac prior to June 1, 2009 to refinance through a simplified process with broader underwriting guidelines, most notably, higher LTV ratios. The HARP program has provided a boost to lending volumes and higher relative margins by providing broader refinance opportunities and more effective portfolio recapture.
Effective in October 2017, HUD and FHA changed the amount of mortgage insurance premium paid by borrowers, lowered the lending interest rate floor and updated the principal limit factors, all of which put downward pressure on the amount of proceeds a borrower would receive. Since these changes were implemented, new endorsements, a proxy for market size, have declined according to the HUD HECM Endorsement Summary Reports. To the extent the benefits of a reverse mortgage are reduced, or become less attractive to borrowers, lending volumes and margins will continue to be negatively impacted.
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
Margins. Changes in pricing margin are closely correlated with changes in market size. As loan demand and market capacity move out of alignment, pricing adjusts. In a growing market, margins expand and in a contracting market, margins tighten as lenders seek to keep their production at or close to full capacity. Managing capacity and cost is critical as volumes change. Among our channels, our margins per loan are highest in the retail channel and lowest in the correspondent channel. We work directly with the borrower to process, underwrite and close loans in our retail and reverse wholesale channels. In our retail channel, we also identify the customer and take loan applications. As a result, our retail channel is the most people- and cost-intensive and experiences the greatest volume volatility.
On February 28, 2019, we merged Homeward into PMC with PMC being the surviving entity. All of our forward lending purchase and origination activities are conducted under the PHH brand effective April 1, 2019.

The following table presents the results of operations of our Lending segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue
Gain on loans held for sale, net	$32,181	$28,901	$45,588	11%	(37)%
Reverse mortgage revenue, net	86,309	60,237	75,515	43	(20)
Other revenue, net	6,596	4,534	6,372	45	(29)
Total revenue	125,086	93,672	127,475	34	(27)

MSR valuation adjustments, net	(230)	(474)	(273)	(51)	74

Operating expenses
Compensation and benefits	45,086	46,404	74,299	(3)	(38)
Servicing and origination	17,170	16,447	17,716	4	(7)
Occupancy and equipment	6,431	6,070	4,778	6	27
Technology and communications	3,157	1,936	2,534	63	(24)
Professional services	1,339	1,206	2,359	11	(49)
Corporate overhead allocations	6,023	3,691	3,981	63	(7)
Other expenses	5,074	6,678	22,118	(24)	(70)
Total operating expenses	84,280	82,432	127,785	2	(35)

Other income (expense)
Interest income	7,277	6,061	10,914	20	(44)
Interest expense	(7,911)	(7,311)	(13,893)	8	(47)
Other, net	791	1,638	(869)	(52)	(288)
Total other income (expense), net	157	388	(3,848)	(60)	(110)

Income (loss) from continuing operations before income taxes	$40,733	$11,154	$(4,431)	265	(352)

	December 31,
UPB in millions	2019	2018	% Change
Short-term loan funding commitments
Forward loans	$204,021	$132,076	54%
Reverse loans	28,545	18,099	58

Future Value (1) (2)	47,038	68,075	(31)%

Future draw commitment (UPB) (3)	1,502.2	1,426.8	5%

The following table provides selected operating statistics for our Lending segment:

	Years Ended December 31,			% Change
UPB in millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Loan Production by Channel
Forward loans
Retail	$656.6	$868.1	$857.8	(24)%	1%
Correspondent	494.0	0.4	487.5	n/m	(100)
Wholesale	—	1.8	1,173.0	(100)	(100)
	$1,150.6	$870.3	$2,518.3	32	(65)

% HARP production	—%	7%	8%	(100)%	(13)%
% Purchase production	18	4	33	350	(88)
% Refinance production	82	96	67	(15)	43

Reverse loans (4)
Correspondent	$411.6	$360.4	$495.1	14%	(27)%
Wholesale	238.2	170.9	382.2	39	(55)
Retail	79.6	62.4	164.4	28	(62)
	$729.4	$593.7	$1,041.7	23	(43)

Average Employment
U.S.	387	425	698	(9)%	(39)%
India and other	97	131	234	(26)	(44)
Total	484	556	932	(13)	(40)

(1)
Future Value represents the net present value of estimated future cash flows from customer draws of the reverse mortgage loans and projected performance assumptions based on historical experience and industry benchmarks discounted at 12% related to HECM loans originated prior to January 1, 2019. We have recognized this Future Value over time as future draws were securitized or sold.

(2)	Excludes the fair value of future draw commitments related to HECM loans purchased or originated after December 31, 2018 that we elected to carry at fair value.

(3)	Includes all future draw commitments.

(4)	New loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination of $293.6 million and $301.9 million in 2019 and 2018, respectively.
Our Lending segment results for 2019, as compared to 2018, were primarily driven by the acquisition of PHH, our re-entry into the forward lending correspondent channel, and reverse lending HECM program and market changes and the related impacts on loan production, revenue and expenses. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA during the reporting period, totaled 32,482 and 41,736 during 2019 and 2018, respectively, representing a decline of 22% as compared to 2018. The decline in the retail production of forward mortgage loans was mostly driven by the end of the recapture program on behalf of NRZ effective June 1, 2019 and the impact of the closure of a U.S. facility with origination personnel.
Year Ended December 31, 2019 versus 2018
Total revenue increased $31.4 million, or 34%, as compared to 2018 primarily due to a $37.2 million favorable net change in the fair values of our HECM reverse mortgage loans and the related HMBS-related borrowings included in Reverse mortgage revenue, net.
The $26.1 million increase in reverse mortgage revenue, net in 2019 as compared to 2018 is mostly explained by a $12.2 million fair value gain recognized in connection with the fair value election in the first quarter of 2019 for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018, and a $12.4 million fair value gain due to lower interest rates. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS-related borrowings and higher interest rates generally result in unfavorable net fair value impacts. Fair value gain of HECM loans on securitization declined in spite of a 23% increase in loan production due to margin compression in the wholesale and correspondent channels. The increase in our reverse lending volume in 2019 as compared to 2018, versus the decline in industry endorsements for the comparable period, is due to our efforts to re-start purchases with former customers and increase wallet share with existing customers in our wholesale, correspondent and closed whole-loan purchase channels.
Gain on loans held for sale, net, increased $3.3 million, or 11%, as compared to 2018, mostly due to higher loan production by $416.1 million, or 28%, partially offset by lower average gain on sales margins driven by the increased weight of the lower margin correspondent channel and increased price competition as compared to 2018.
Operating expenses increased $1.8 million, or 2%, as compared to 2018, primarily due to an increase in corporate overhead allocations that is attributed to PHH integration expenses offset in part by the effects of our cost reduction initiatives. Certain expenses are variable, and as a result, as origination volume increase or decrease so do the related expenses. Examples include commissions, recorded in Compensation and benefits expense, and advertising expense, recorded in Other expenses. Total average headcount decreased 13% as compared to 2018, reflecting reductions in staffing levels as part of our cost re-engineering and simplification plans offset in part by the increase due to the acquisition of PHH. Compensation and benefits expense declined by only $1.3 million, or 3% as average higher-cost U.S. headcount increased to 80% of total average headcount for 2019 from 76% for 2018.
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increases in interest income and interest expense as compared to 2018 is primarily the result of the increase in loan production.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, discontinued operations and inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain on repurchases of debt, interest expense on corporate debt and foreign currency exchange gains or losses. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Lending segments, while interest expense on the SSTL and the Senior Notes is recorded in Corporate Items and Other and is not allocated. Our cash balances are included in Corporate Items and Other.
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate support services costs, specifically compensation and benefits and professional services expense, have been, and continue to be, significantly impacted by regulatory actions against us and by significant litigation matters. As part of our need to return to sustainable profitability as soon as possible, we seek to reduce our corporate support services expenses while complying with our legal and regulatory obligations. We anticipate that our ability to return to sustainable profitability will be significantly impacted by the degree to which we can reduce these costs going forward. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2019 related to our re-engineering plan and have not been allocated to other segments.
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
Certain expenses incurred by corporate support services that are not directly attributable to a segment are allocated to the Servicing and Lending segments. Certain litigation and settlement related expenses or recoveries, costs related to our re-engineering plan, costs related to our Board of Directors and costs related to certain closed facility sites are not allocated and remain within in the Corporate Items and Other segment.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue
Premiums (CRL)	$12,956	$16,603	$23,114	(22)%	(28)%
Other revenue	231	1,546	2,697	(85)	(43)
Total revenue	13,187	18,149	25,811	(27)	(30)

Operating expenses
Compensation and benefits	125,748	106,058	124,181	19	(15)
Professional services	59,173	110,705	160,569	(47)	(31)
Technology and communications	43,402	50,770	51,718	(15)	(2)
Occupancy and equipment	17,376	11,050	13,822	57	(20)
Servicing and origination	741	253	4,211	193	(94)
Other expenses	10,969	13,679	24,732	(20)	(45)
Total operating expenses before corporate overhead allocations	257,409	292,515	379,233	(12)	(23)
Corporate overhead allocations
Servicing segment	(197,880)	(211,701)	(221,049)	(7)	(4)
Lending segment	(6,023)	(3,691)	(3,981)	63	(7)
Total operating expenses	53,506	77,123	154,203	(31)	(50)

Other income (expense), net
Interest income	1,776	2,582	4,268	(31)	(40)
Interest expense	(58,871)	(54,230)	(55,750)	9	(3)
Bargain purchase gain	(381)	64,036	—	(101)	n/m
Gain on repurchase of senior secured notes	5,099	—	—	n/m	n/m
Other, net	(3,758)	(4,096)	(6,348)	(8)	(35)
Total other (expense) income, net	(56,135)	8,292	(57,830)	(777)	(114)

Loss from continuing operations before income taxes	$(96,454)	$(50,682)	$(186,222)	90	(73)
n/m: not meaningful
Year Ended December 31, 2019 versus 2018
CRL premium revenue decreased $3.6 million, or 22%, as compared to 2018 primarily due to the 10% decline in the average number of foreclosed real estate properties in our servicing portfolio.
Total operating expenses before corporate overhead allocations declined $35.1 million, or 12%, as compared to 2018 primarily due to the recovery in 2019 of $34.7 million from a service provider and mortgage insurer, lower legal fees and settlements and the effects of our cost-reduction efforts, partly offset by higher compensation and benefits expense attributed to PHH and $65.0 million of costs incurred related to our cost re-engineering plan.
Compensation and benefits expense increased $19.7 million, or 19%, as compared to 2018 due to the PHH acquisition and $35.7 million of severance and retention costs recognized in connection with our integration-related headcount reductions of primarily U.S. based employees. Although average total corporate headcount increased 3%, average higher-cost U.S. headcount increased to 39% of the total for 2019 from 32% for 2018.
Professional services expense declined $51.5 million, or 47%, as compared to 2018 primarily due to the $34.7 million recovery in 2019 of prior expense from a service provider and mortgage insurer and an $11.7 million decrease in provisions for probable losses in connection with litigation. In addition, 2018 included $13.7 million of direct costs related to the acquisition of PHH.
Technology and communications expense decreased $7.4 million, or 15%, as compared to 2018 primarily due to a $7.2 million decrease in depreciation expense that is largely the result of a decline in capitalized technology investments and the closure of seven U.S. facilities, as well as our other cost reduction efforts which included bringing technology services in-house. These reductions were partially offset by an increase in expenses as a result of PHH expenses.
Occupancy and equipment expense increased $6.3 million or 57%, as compared to 2018, primarily due to PHH expenses and accelerated amortization of ROU assets in connection with our decision to vacate leased properties in 2019 prior to the contractual maturity date of the lease agreements.
Interest expense increased $4.6 million, or 9%, as compared to 2018, primarily as a result of the increase in borrowings under our SSTL due to the $120.0 million SSTL upsize we executed in March 2019 and the financing cost of the senior unsecured notes assumed as part of the PHH acquisition.
We recognized a bargain purchase gain, net of tax, of $63.7 million ($64.0 million original gain recognized in 2018) in connection with the acquisition of PHH representing the excess of the net assets acquired over the consideration paid. The purchase price we negotiated contemplated that PHH would incur losses after the acquisition date. See Note 2 — Business Acquisition to the Consolidated Financial Statements for additional information.
During July and August 2019, we repurchased a total of $39.4 million of our 8.375% Senior secured notes in the open market for a price of $34.3 million and recognized a gain of $5.1 million.
Other, net declined $0.3 million, or 8%, as compared to 2018 primarily due to a $3.1 million decrease in foreign currency remeasurement losses offset by a $2.9 million increase in losses on fixed assets, including the write-off of $2.2 million of capitalized software no longer used. The higher foreign currency remeasurement losses in 2018 were primarily attributable to depreciation of the India Rupee against the U.S. Dollar. Foreign currency exchange losses were $0.2 million and $3.2 million for 2019 and 2018, respectively. While we do not currently hedge our foreign currency exposure, we do maintain India Rupee denominated investments in higher-yielding term deposits to partially offset our exposure.
Total expenses, after corporate overhead allocations, of $53.5 million for 2019 includes $65.0 million of severance, retention, facility-related and other expenses related to our cost re-engineering plan and the recovery of $34.7 million from a service provider and mortgage insurer in 2019, all of which are not allocated.

FOURTH QUARTER RESULTS
(Unaudited consolidated statements of operations)

	Quarters Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Revenue
Servicing and subservicing fees	$229,951	$276,970	(17)%
Gain on loans held for sale, net	11,988	9,834	22
Reverse mortgage revenue, net	13,433	17,568	(24)
Other revenue, net	5,799	6,557	(12)
Total revenue	261,171	310,929	(16)

MSR valuation adjustments, net	829	(61,762)	(101)

Operating expenses
Compensation and benefits	63,115	86,816	(27)
Professional services	25,433	54,733	(54)
Servicing and origination	21,717	39,845	(45)
Technology and communications	18,086	30,935	(42)
Occupancy and equipment	15,596	22,262	(30)
Other expenses	(5,089)	6,466	(179)
Total operating expenses	138,858	241,057	(42)

Other income (expense)
Interest income	4,580	4,008	14
Interest expense	(29,493)	(25,027)	18
Pledged MSR liability expense	(68,787)	(60,413)	14
Bargain purchase gain	(118)	64,036	(100)
Gain on sale of MSRs, net	—	1,022	(100)
Other, net	7,919	501	n/m
Other expense, net	(85,899)	(15,873)	441

Income (loss) from continuing operations before income taxes	37,243	(7,763)	(580)
Income tax expense (benefit)	2,370	(4,012)	(159)
Income (loss) from continuing operations	34,873	(3,751)	n/m
Income from discontinued operations, net of income taxes	—	1,409	(100)
Net income (loss)	$34,873	$(2,342)	n/m

Segment income (loss) from continuing operations before taxes:
Servicing	$58,927	$(40,616)	(245)%
Lending	3,624	3,048	19
Corporate Items and Other	(25,308)	29,805	(185)
	$37,243	$(7,763)	(580)
n/m: not meaningful
We reported net income of $34.9 million for the fourth quarter of 2019 as compared to a net loss of $2.3 million for the fourth quarter of 2018.
Total revenue was $49.8 million, or 16% lower in the fourth quarter of 2019 as compared to the fourth quarter of 2018. This decrease is primarily due to a decline in Servicing and subservicing fees that was mostly driven by a lower average UPB of loans serviced for the quarter, due to runoff and servicing transfers, and fewer borrower loan modifications. The average UPB of our servicing portfolio declined 12% as compared to the fourth quarter of 2018.
We reported a net $0.8 million gain in MSR valuation adjustments, net in the fourth quarter of 2019 compared to a $61.8 million loss for the fourth quarter of 2018. The $62.6 million improvement is primarily due to a $77.1 million positive change in fair value related to higher interest rates, offset in part by a $14.7 million unfavorable impact from higher portfolio runoff. The 10-year swap rate increased 33 basis points in the fourth quarter of 2019 as compared to a 40 basis-point decline in the fourth quarter of 2018. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in Pledged MSR liability expense.
Operating expenses declined $102.2 million, or 42%, compared with the fourth quarter of 2018. Severance, retention, facility-related and other expenses related to our cost re-engineering plan of $14.4 million in the fourth quarter of 2019 were more than offset by significant expense reductions across the company as a result of our cost reduction efforts. Such efforts include eliminating redundant costs through the integration process including headcount reductions, facility closures and legal entity reorganization as well as bringing technology services in-house. We reduced total average headcount by 25% compared to the fourth quarter of 2018. In addition, the fourth quarter of 2019 includes recoveries of $15.0 million from a mortgage insurer and service provider of amounts recognized as expenses in prior periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flows over various time horizons as a way to anticipate and mitigate liquidity risk.
In assessing our liquidity outlook, our primary focus is on available cash on hand, unused available funding and the following six forecast measures:

•	Financial projections for ongoing net income, excluding the impact of non-cash items, and working capital needs including loan repurchases;

•	Requirements for amortizing and maturing liabilities compared to sources of cash;

•	The projected change in advances and match funded advances compared to the projected borrowing capacity to fund such advances under our facilities, including capacity for monthly peak needs;

•	Projected funding requirements for acquisitions of MSRs and other investment opportunities;

•	Potential payments or recoveries related to legal and regulatory matters, insurance, taxes and MSR transactions; and

•	Funding capacity for whole loans and tail draws under our reverse mortgage commitments subject to warehouse eligibility requirements.
At December 31, 2019, our unrestricted cash position was $428.3 million compared to $329.1 million at December 31, 2018. We typically invest cash in excess of our immediate operating needs in money market deposit accounts and other liquid assets. At December 31, 2019, no unencumbered loans held for sale were eligible for funding under our warehouse facilities on an uncommitted basis, compared to $62.4 million on a committed basis as of December 31, 2018. Our liquidity was bolstered by the $120.0 million upsizing of our SSTL during the first quarter of 2019 and net borrowings of $314.4 million under our new MSR financing facilities in 2019. During 2019, we used $157.2 million of cash to repay the PHH senior unsecured notes at maturity, partially repurchase second lien senior secured notes and pay the SSTL required amortization. On January 27, 2020, we prepaid $126.1 million of the outstanding SSTL balance and executed certain amendments to the SSTL agreement to extend the maturity date to May 15, 2022, reduce the contractual quarterly principal payment from $6.4 million to $5.0 million and modify the interest rate. See Note 28 — Subsequent Events for additional information.
We regularly evaluate capital structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. For example, in 2019, we closed three new financing facilities secured by MSRs resulting in $314.4 million of funding at December 31, 2019 and $179.97 million of available borrowing capacity. Our capital structure actions were targeted at optimizing access to capital, improving our cost of funds, enhancing financial flexibility, bolstering liquidity and reducing funding risk while maintaining leverage within our risk tolerances. Historical losses have significantly eroded our stockholders’ equity and weakened our financial condition. To the extent we are not successful in achieving our objective of returning to profitability, funding continuing losses will limit our opportunities to grow our business through capital investment.
The available borrowing capacity under our advance financing facilities has increased by $4.2 million from $46.7 million at December 31, 2018 to $50.9 million at December 31, 2019. The $99.2 million decline in outstanding borrowings in combination with a $95.0 million reduction in maximum borrowing capacity from December 31, 2018 drove the net increase in available capacity. Our ability to continue to pledge collateral under our advance financing facilities depends on the performance of the advances, among other factors. At December 31, 2019, we had fully funded the amounts that could be funded under the available borrowing capacity based on the amount of eligible collateral that had been pledged to our advance financing facilities.
At December 31, 2019, we had maximum borrowing capacity under our forward and reverse warehouse facilities of $1.5 billion. Of the borrowing capacity extended on a committed basis, $288.4 million was available at December 31, 2019, and no additional amounts could be borrowed under the available borrowing capacity based on the amount of eligible collateral that could be pledged. Uncommitted amounts ($684.4 million available at December 31, 2019) can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time. At December 31, 2019, no additional amounts could be borrowed under the uncommitted borrowing capacity based on the amount of eligible collateral that could be pledged, assuming our lenders were willing to do so.
A portion of our cash balances are held in our non-U.S. subsidiaries. Should we wish to utilize this cash in the U.S, we would have to repatriate the cash held by our non-U.S. subsidiaries in compliance with applicable laws and, potentially with tax consequences.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, expenses, our assessment of the likely impact of open regulatory and litigation matters, recurring and nonrecurring costs, levels of investment and availability of funding sources. As part of this analysis, we have also assessed the cash requirements to operate our business and service our financial obligations coming due. Based upon these evaluations and analysis, we believe that we have sufficient liquidity and access to adequate sources of new capital to meet our obligations and fund our operations for the next twelve months.
Sources of Funds
Our primary sources of funds for near-term liquidity in normal course include:

•	Collections of servicing fees and ancillary revenues;

•	Collections of advances in excess of new advances;

•	Proceeds from match funded advance financing facilities;

•	Proceeds from other borrowings, including warehouse facilities and MSR financing facilities;

•	Proceeds from sales and securitizations of originated loans and repurchased loans; and

•	Net positive working capital from changes in other assets and liabilities.
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
We use mortgage loan warehouse facilities (commonly called warehouse lines) to fund newly-originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second lien loans and other types of loans. Warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. These facilities contain eligibility criteria that include aging and concentration limits by loan type among other provisions. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
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

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at December 31, 2019:

		Collateral for Secured Borrowings
Assets	Total	Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse/MSR Facilities	Sales and Other Commitments	Other
Cash	$428,339	$—	$—	$—	$—	$428,339
Restricted cash	64,001	17,332	—	5,944	40,725	—
MSRs (1)	1,486,395	—	915,148	575,471	—	525
Advances, net	254,533	—	—	—	28,737	225,796
Match funded assets	801,990	801,990	—	—	—	—
Loans held for sale	275,269	—	—	236,517	—	38,752
Loans held for investment	6,292,938	—	6,144,275	115,130	—	33,533
Receivables, net	201,220	—	—	24,795	—	176,425
Premises and equipment, net	38,274	—	—	—	—	38,274
Other assets	563,240	—	—	5,285	510,236	47,719
Total Assets	$10,406,199	$819,322	$7,059,423	$816,944	$590,398	$1,120,112

Liabilities
HMBS - related borrowings	$6,063,435	$—	$6,063,435	$—	$—	$—
Other financing liabilities	972,595	—	937,150	—	—	35,445
Match funded liabilities	679,109	679,109	—	—	—	—
Other secured borrowings, net	1,025,791	—	—	703,033	—	322,758
Senior notes, net	311,085	—	—	—	—	311,085
Other liabilities	942,173	—	—	—	510,236	431,937
Total Liabilities	$9,994,188	$679,109	$7,000,585	$703,033	$510,236	$1,101,225

Total Equity	$412,011
(1)Certain MSR cohorts with a net negative fair value of $4.7 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $27.9 million of negative fair value related to RMBS and $23.2 million of positive fair value related to private EBO and PLS MSRs.
See Note 14 — Borrowings for information on assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL.
Use of Funds
Our primary uses of funds in normal course include:

•	Payment of operating costs and corporate expenses;

•	Payments for advances in excess of collections;

•	Investing in our servicing and lending businesses, including MSR and other asset acquisitions;

•	Originated and repurchased loans, including scheduled and unscheduled equity draws on reverse mortgage loans;

•	Repayments of borrowings, including under our MSR financing, advance financing and warehouse facilities, and payment of interest expense; and

•	Net negative working capital and other general corporate cash outflows.

Under the terms of our SSTL facility agreement, subject to certain exceptions, we are required to prepay the SSTL with certain percentage amounts of excess cash flow as defined and 100% of the net cash proceeds from certain permitted asset sales, subject to our ability to reinvest such proceeds in our business within 270 days of receipt.
Outlook
Regarding the current maturities of our borrowings, as of December 31, 2019, we had approximately $1.2 billion of debt outstanding that would either come due, begin amortizing or require partial repayment prior to December 31, 2020. This amount is comprised of $326.1 million in contractual repayments of our SSTL, $332.2 million of borrowings under warehouse facilities, $394.1 million of variable funding and term notes under advance financing facilities that will enter their respective amortization periods and $147.7 million outstanding under one of our new MSR financing facilities which will terminate in June 2020 unless renewed or extended. On January 27, 2020, we prepaid $126.1 million of the SSTL outstanding balance, executed an amendment to the SSTL agreement which reduced the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the contractual quarterly principal payment from $6.4 million to $5.0 million and modified the interest rate.
We believe that we will be able to renew, replace or extend our debt agreements to the extent necessary to finance our operations before or as they become due, consistent with our historical experience.
We are actively engaged with our lenders and as a result, have successfully completed the following with respect to our current and anticipated financing needs:

•
On February 4, 2019, we entered into a mortgage loan warehouse agreement under which the lender will provide $300.0 million of borrowing capacity on an uncommitted basis for forward mortgage loan originations. On January 27, 2020, we renewed this facility through April 3, 2020.

•
On March 18, 2019, we amended the SSTL to provide an additional term loan of $120.0 million subject to the same maturity, interest rate and other material terms of existing borrowings under the SSTL. The required quarterly principal payment was increased from $4.2 million to $6.4 million beginning March 31, 2019. On January 27, 2020, we executed another amendment to the SSTL which reduced the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the quarterly principal payment to $5.0 million and modified the interest rate. See Note 28 — Subsequent Events for additional information.

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

•
On September 2, 2019, we redeemed all of the $97.5 million outstanding of our 7.375% Senior unsecured notes due in September 2019, at a redemption price of 100.0% of the outstanding principal balance plus accrued and unpaid interest.

•	On September 27, 2019, we renewed a mortgage loan warehouse agreement with a maximum borrowing capacity of $175.0 million ($100.0 million of which is committed) through September 25, 2020.

•
On November 26, 2019, we entered into a committed financing facility that is secured by certain Ginnie Mae MSRs. The maximum amount which we may borrow is $100.0 million. This facility will terminate in November 2021 unless the parties mutually agree to renew or extend.

•
On November 26, 2019, PMC issued notes secured by certain of PMC’s non-Agency or private label MSRs (PLS MSRs) pursuant to a credit agreement. The Class A Notes issued pursuant to the credit agreement have an initial principal amount of $100.0 million and amortize in accordance with a pre-determined schedule subject to modification under certain events.

•	On December 6, 2019, we renewed a reverse mortgage loan warehouse agreement with a maximum borrowing capacity of $250.0 million ($200.0 million of which is committed) through December 5, 2020.

•	On December 12, 2019, we renewed OMART advance financing facility through December 11, 2020 and reduced the borrowing capacity from $225.0 million to $200.0 million.

•
On December 26, 2019, we entered into a mortgage loan warehouse agreement to fund reverse mortgage loan draws by borrowers subsequent to origination. Under this agreement, the lender provides financing for up to $50.0 million on a committed basis.

•
On January 27, 2020, as discussed above, we prepaid $126.1 million of the outstanding SSTL balance and executed certain amendments to the SSTL agreement. See Note 28 — Subsequent Events for additional information.

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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	September 11, 2019
S&P	B-	Stable	January 27, 2020
On September 11, 2019 Moody’s withdrew the Caa1 corporate family rating of Ocwen as it no longer maintained any rated debt outstanding and issued a corporate family rating of Caa1 with negative outlook to PMC. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money. On January 27, 2020 S&P upgraded the Outlook on our long-term issuer rating from Negative to Stable simultaneous with the closing of the transaction to amend and extend our SSTL.
Cash Flows
Our operating cash flow is primarily impacted by operating results, changes in our servicing advance balances, the level of mortgage loan production and the timing of sales and securitizations of mortgage loans. We classify proceeds from the sale of servicing advances, including advances sold in connection with the sale of MSRs, as investing activity. We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS-related borrowings as financing activity.
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 includes $101.0 million, $136.7 million and $1.9 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the year ended December 31, 2019
Our operating activities provided $151.9 million of cash largely due to $105.1 million of net collections of servicing advances, offset in part by net cash paid on loans held for sale of $108.8 million.
Our investing activities used $587.4 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $467.4 million. Cash outflows also include $145.7 million to purchase MSRs.
Our financing activities provided $530.8 million of cash. Cash inflows include $962.1 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $549.6 million. We increased borrowings under the SSTL through the issuance of an additional term loan of $120.0 million (before a discount of $0.9 million), less repayments of $25.4 million. In addition, we increased borrowings under our mortgage loan warehouse facilities by $176.5 million and borrowed $314.4 million under new MSR financing facilities. Cash outflows include $99.2 million of net repayments on match funded liabilities as a result of advance recoveries, $214.4 million of net payments on the financing liabilities related to MSRs pledged, and $131.8 million to redeem and repurchase Senior notes.
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
Our financing activities provided $166.7 million of cash. Cash inflows include $948.9 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $392.0 million. In January 2018, we received a lump-sum payment of $279.6 million in accordance with the terms of the New RMSR Agreements. Cash outflows include $220.3 million of net repayments on match funded liabilities as a result of advance recoveries, $211.8 million of net payments on the financing liability related to MSRs pledged, $66.8 million of repayments on the SSTL and $18.5 million to repurchase Senior notes. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $100.1 million.
RISK MANAGEMENT
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, assess, monitor and manage the types of risk to which we are subject, including strategic, market, credit, liquidity and operational risks.
Our Chief Risk and Compliance Officer is responsible for the design, implementation and oversight of our global risk management and compliance programs. Risks unique to our businesses are governed through various management processes and governance committees to oversee risk and related control activities across the company and provide a framework for potential issues to be identified, assessed and remediated under the direction of senior executives from our business, finance, risk, compliance, internal audit and law departments, as applicable. Information is aggregated and reports on risk matters are made to the Board of Directors, its Risk and Compliance Committee or its other committees, as applicable, to enable the Board of Directors and its committees to fulfill their governance and oversight responsibilities.
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
To achieve our near-term financial objectives, we believe we need to execute on the key business initiatives discussed above under “Overview”. Our ability to achieve our objectives is highly dependent on the success of our business relationships with our critical counterparties like the GSEs, FHFA, Ginnie Mae, our lenders, regulators, significant customers and our ability to attract new customers, all of which are impacted by our capability to adequately address the competitive challenges we face. There can be no assurance that we will be successful in executing on these initiatives. Further, there can be no assurance that even if we execute on these initiatives we will be able to return to profitability. In addition to successful operational execution of our key initiatives, our success will also depend on market conditions and other factors outside of our control. If we continue to experience losses, our share price, business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Our management-level Market Risk Committee establishes and maintains policies that govern our hedging program, including such factors as market volatility, duration and interest rate sensitivity measures, targeted hedge ratios, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions and our liquidity risk profile. See Note 17 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
Our market risk exposure may also be affected by the phase-out of LIBOR, expected to occur by the end of 2021. Many of our debt facilities incorporate LIBOR. These facilities either mature prior to the end of 2021 or have terms in place that provide for an alternative to LIBOR upon its phase-out. As we renew or replace these debt facilities, we will need to work with our counterparties to incorporate alternative benchmarks. There is presently substantial uncertainty relating to the process and timeline for developing LIBOR alternatives, how widely any given alternative will be adopted by parties in the financial markets, and the extent to which alternative benchmarks may be subject to volatility or present risks and challenges that LIBOR does not. Consequently, it is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. If LIBOR alternatives re-allocate risk among parties in a way that is disadvantageous to market participants such as Ocwen, or if uncertainty relating to the LIBOR phase-out disrupts financial markets, it could have a material adverse effect on our financial position, results of operations, and liquidity.
MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds. Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy is targeted at mitigating the residual exposure, which we refer to as our net MSR portfolio exposure. We define our net MSR portfolio exposure as follows:

•	our more interest rate-sensitive Agency MSR portfolio,

•	less the Agency MSRs subject to our agreements with NRZ (See Note 10 — Rights to MSRs),

•	less the unsecuritized reverse mortgage loans and tails classified as held-for-investment,

•	less the asset value for securitized HECM loans net of the corresponding HMBS-related borrowings, and

•	less the net value of our held for sale loan portfolio and lock commitments (pipeline).
We determine and monitor daily the hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At December 31, 2019, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure of approximately 37%. The changes in fair value of our hedging instruments may not offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes due to the partial hedge coverage and other factors.
The following table illustrates the composition of our net MSR portfolio exposure at December 31, 2019 with the associated interest rate sensitivity for a hypothetical, instantaneous decrease in interest rate of 25 basis points assuming a parallel shift in interest rate yield curves (refer to the description below under Sensitivity Analysis). The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear.

Dollars in millions	Fair value at December 31, 2019	Hypothetical change in fair value due to 25 bps rate decrease
Agency MSR - interest rate sensitive	$714.0	$(54.2)
Less NRZ Agency MSR financing liability	(312.1)	29.5
Net Agency MSR exposure	$401.9	$(24.7)

Asset value of securitized HECM loans, net of HMBS-related liability	$60.6	$2.6
HFI unsecuritized HECM loans and tails	145.5	0.7
Loans held for sale	208.8	1.9
Pipeline IRLCs	4.9	(0.2)
Net MSR portfolio exposure (sum of the above)		(19.7)
Hypothetical 30% offset by hedging instruments		5.9
Hypothetical residual exposure to changes in interest rates		$(13.8)
We use forward trades of MBS or Agency TBAs with different banking counterparties as hedging instruments that are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations.
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
While the majority of our non-Agency MSRs have been sold to NRZ, these transactions did not qualify as sales and are accounted for as secured financings. We have elected fair value accounting for these MSR financing liabilities. Through these transactions, the majority of the risks and rewards of ownership of the MSRs transferred to NRZ, including interest rate risk. Changes in the fair value of the MSRs sold to NRZ are offset by a corresponding change in the fair value of the MSR financing liabilities, which are recognized as a component of interest expense in our consolidated statements of operations.
Loans Held for Sale, Loans Held for Investment and IRLCs
In our lending business, newly-originated forward mortgage loans held for sale and newly originated reverse mortgage loans held for investment that we have elected to carry at fair value and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. We are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans range from 5 to 90 days, but the majority of our commitments are for 60 days. Our holding period for forward mortgage loans from funding to sale is typically less than 30 days. Loan commitments for reverse mortgage loans range from 10 to 30 days. The majority of our reverse loans are variable rate loan commitments. This interest rate exposure had historically been economically hedged with freestanding derivatives, including forward sales of agency “to be announced” securities (TBAs) and forward mortgage-backed securities (Forward MBS). Beginning in September 2019, this exposure is not individually hedged, but rather used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
Loans Held for Investment and HMBS-related Borrowings
We elected fair value accounting for the entire reverse mortgage HECM loan portfolio, which is held for investment, together with the HMBS-related borrowings. The fair value of our HECM loan portfolio decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation.
The fair value of our HECM loan portfolio net of the fair value of the HMBS-related borrowings comprise the fair value of reverse mortgage loans and tails that are unsecuritized at the balance sheet date (reverse pipeline) and the fair value of securitized HECM loans net of the corresponding HMBS-related borrowings that represent the reverse mortgage economic MSR (HMSR) for risk management purposes. Both reverse assets (reverse pipeline and HMSR) act as a partial hedge for our forward MSR value sensitivity. Due to this characteristic, beginning in September 2019, this exposure is used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2019, given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2019 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
Dollars in millions	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related liability	$2.6	$(2.2)
HFI unsecuritized HECM loans and tails	0.7	(0.7)
Loans held for sale	1.9	(2.3)
TBA / Forward MBS trades	10.1	(12.4)
Total	15.3	(17.6)

MSRs (1)	(53.5)	53.4
MSRs, embedded in pipeline	(0.2)	0.3
Total MSRs (2)	(53.7)	53.7

Total, net	$(38.4)	$36.1

(1)
Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in Pledged MSR liability expense. Approximately 54% of the above change in fair value would be offset by Pledged MSR liability expense on the NRZ financing liabilities.

(2)	Forward mortgage loans only.

Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on December 31, 2019 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $9.3 million resulting from an increase of $22.3 million in annual interest income and an increase of $13.0 million in annual interest expense.
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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2019 and 2018. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The averages presented represent weighted averages.

	Expected Maturity Date at December 31, 2019
	2020	2021	2022	2023	2024	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$433,224	$—	$—	$—	$—	$—	$433,224	$433,224
Average interest rate	1.74%	—%	—%	—%	—%	—%	1.74%
Loans held for sale, at fair value	208,752	—	—	—	—	—	208,752	208,752
Average interest rate	5.41%	—%	—%	—%	—%	—%	5.41%
Loans held for sale, at lower of cost or fair value (2)	5,009	6	—	559	203	60,740	66,517	66,517
Average interest rate	4.67%	5.29%	—%	5.52%	7.06%	4.38%	4.42%
Loans held for investment	258,058	275,651	608,912	1,231,545	1,566,200	2,329,230	6,269,596	6,269,596
Average interest rate	4.77%	4.57%	4.71%	4.92%	4.91%	4.95%	4.82%
Debt service accounts and interest-earning time deposits	23,463	203	—	—	—	—	23,666	23,666
Average interest rate	0.11%	9.90%	—%	—%	—%	—%	0.19%
Total rate-sensitive assets	$928,506	$275,860	$608,912	$1,232,104	$1,566,403	$2,389,970	$7,001,755	$7,001,755
Percent of total	13.26%	3.94%	8.70%	17.60%	22.37%	34.13%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$394,109	$285,000	$—	$—	$—	$—	$679,109	$679,507
Average interest rate	3.02%	2.53%	—%	—%	—%	—%	2.81%
Senior notes	—	21,543	291,509	—	—	—	313,052	270,022
Average interest rate	—%	6.38%	8.38%	—%	—%	—%	7.80%
SSTL and other borrowings (3) (4)	832,078	98,971	41,663	—	—	57,594	1,030,306	1,010,789
Average interest rate	4.96%	5.71%	—%	—%	5.07%	—%	4.74%
Total rate-sensitive liabilities	$1,226,187	$405,514	$333,172	$—	$—	$57,594	$2,022,467	$1,960,318
Percent of total	60.63%	20.05%	16.47%	—%	—%	3%	100.00%

	Expected Maturity Date at December 31, 2019 (Notional Amounts)
	2020	2021	2022	2023	2024	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Interest rate caps	$27,083	$—	$—	$—	$—	$—	$27,083	$—
Average strike rate	3.00%	—%	—%	—%	—%	—%	3.00%
Forward MBS trades	60,000	—	—	—	—	—	$60,000	$(92)
Average coupon	—%	—%	—%	—%	—%	—%	—%
TBA / Forward MBS Trades	1,200,000	—	—	—	—	—	1,200,000	1,121
Average coupon	3.00%	—	—	—	—	—	3.00%
IRLCs	232,566	—	—	—	—	—	232,566	4,878
Total derivatives, net	$1,519,649	$—	$—	$—	$—	$—	$1,519,649	$5,907
Forward LIBOR curve (5)	1.76%	1.51%	1.48%	1.58%	1.68%	1.77%

	Expected Maturity Date at December 31, 2018
	2019	2020	2021	2022	2023	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$266,235	$—	$—	$—	$—	$—	$266,235	$266,235
Average interest rate	2.31%	—%	—%	—%	—%	—%	2.31%
Loans held for sale, at fair value	176,525	—	—	—	—	—	176,525	176,525
Average interest rate	7.33%	—%	—%	—%	—%	—%	7.33%
Loans held for sale, at lower of cost or fair value (2)	8,858	—	24	—	272	56,943	66,097	66,097
Average interest rate	5.00%	—%	8.97%	—%	5.51%	4.89%	4.91%
Loans held for investment	572,968	508,371	544,145	611,628	687,869	2,547,218	5,472,199	5,472,199
Average interest rate	4.95%	4.89%	4.84%	4.85%	4.93%	4.99%	4.85%
Debt service accounts and interest-earning time deposits	27,569	235	160	—	—	—	27,964	27,964
Average interest rate	0.24%	12.61%	7.65%	—%	—%	—%	0.19%
Total rate-sensitive assets	$1,052,155	$508,606	$544,329	$611,628	$688,141	$2,604,161	$6,009,020	$6,009,020
Percent of total	17.51%	8.46%	9.06%	10.18%	11.45%	43.34%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$628,284	$150,000	$—	$—	$—	$—	$778,284	$776,485
Average interest rate	3.57%	3.81%	—%	—%	—%	—%	3.61%
Senior notes	97,521	—	21,543	330,878	—	—	449,942	426,147
Average interest rate	7.38%	—%	6.38%	8.38%	—%	—%	8.07%
SSTL and other borrowings (3) (4)	172,463	214,750	—	—	—	—	387,213	383,162
Average interest rate	2.96%	6.50%	—%	—%	—%	—%	5.49%
Total rate-sensitive liabilities	$898,268	$364,750	$21,543	$330,878	$—	$—	$1,615,439	$1,585,794
Percent of total	55.61%	22.58%	1.33%	20.48%	—%	—%	100.00%

	Expected Maturity Date at December 31, 2018 (Notional Amounts)
	2019	2020	2021	2022	2023	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Interest rate caps	$240,833	$19,167	$—	$—	$—	$—	$260,000	$678
Average strike rate	1.98%	3.00%	—%	—%	—%	—%	2.06%
Forward MBS trades	165,363	—	—	—	—	—	165,363	(4,983)
Average coupon	4.02%	—%	—%	—%	—%	—%	4.02%
IRLCs	150,175	—	—	—	—	—	150,175	3,871
Total derivatives, net	$556,371	$19,167	$—	$—	$—	$—	$575,538	$(434)
Forward LIBOR curve (5)	2.50%	2.49%	2.35%	2.37%	2.44%	2.53%

(1)	See Note 5 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of valuation allowances and including non-performing loans.

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
Liquidity Risk
We are exposed to liquidity risk through our ongoing needs to originate and finance mortgage loans, sell mortgage loans into secondary markets, retain and finance MSRs, make and finance advances, fund and sell additional future draws by borrowers under variable rate HECM loans, meet our HMBS issuer obligations with respect to MCA repurchases, repay maturing debt, meet our contractual obligations and otherwise fund our operations. Liquidity is an essential component of our ability to operate and grow our business; therefore, it is crucial that we maintain adequate levels of excess liquidity to fund our businesses during normal economic cycles and events of market stress.
We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, asset valuations, changes in cash flows from operations, levels of interest rates, debt service requirements including contractual amortization and maturities, and unanticipated events, including legal and regulatory expenses. We also assess market conditions and capacity for debt issuance in the various markets that we access to fund our business needs. We have established internal processes to anticipate future cash needs and continuously monitor the availability of funds pursuant to our existing debt arrangements. We monitor MSR asset valuations monthly and communicate closely with our lenders for this asset class to ensure adequate liquidity is maintained for mark-to-market valuation changes within MSR financing facilities. We manage this risk in multiple ways, including but not limited to engaging in MSR hedging activities, and maintaining liquidity earmarks at levels to support potential changes in MSR fair values.
We regularly evaluate capital structure options that we believe will most effectively provide the necessary capacity to support our investment objectives, address upcoming debt maturities and contractual amortization, and accommodate our business needs. Our objective is to maximize the total investment capacity through diversification of our funding sources while optimizing cost, advance rates and terms. Historical losses have significantly eroded our stockholders’ equity and weakened our financial condition. To the extent we are not successful in achieving our near-term objective of returning to profitability, funding continuing losses will limit opportunities to grow our business.
We address liquidity risk by maintaining borrowing capacity in excess of our expected needs and by extending the tenor of our financing arrangements from time to time. For example, to fund additional advance obligations, we have typically “upsized” existing advance facilities or entered into new advance facilities in anticipation of the funding obligation and then pledged additional advances to support the borrowing. In general, we finance our assets and operating requirements through cash on hand, operating cash flow, advance financing facilities and other secured borrowings.
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
The Board of Directors provides direction to senior executives by setting our organization’s risk appetite, and delegates to our Chief Executive Officer and senior executives the primary ownership and responsibility for operational risk management and control. Senior executives in our risk department oversee the establishment of policies and control frameworks that are designed, executed and administered to provide a sound and well-controlled operational environment in accordance with our risk appetite framework. We mandate training for our employees in respect to these policies, require business line change control oversight, and we conduct control assessment/reviews on a regular basis. Risk issues identified are tracked in our Governance, Risk and Compliance (GRC) system. Remediation and assurance testing are also tracked in our GRC system. We also have several channels for employees to report operational and/or technological issues affecting their operations to management, the operational risk or compliance teams or the Board.
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

The first line of defense consists of business line management, dedicated control directors and quality assurance personnel who are accountable and responsible for their day-to-day activities, processes and controls. The first line of defense is responsible for ensuring that key risks within their activities and operations are identified, assessed, mitigated and monitored by an appropriate control environment that is commensurate with the operations risk profile.
The second line of defense is independent from the business and comprises a Risk Management function (including Third-Party Risk and Information Security) and a Compliance function, which are responsible for:

•	providing assurance, oversight, and credible challenge over the effectiveness of the risk and control activities conducted by the first line;

•	establishing frameworks to identify and measure the risks being taken by different parts of the business;

•	monitoring risk levels, through key indicators and oversight/assurance and testing programs; and

•	provide periodic reporting to Senior Management and the Board of Directors for transparency.
The third line of defense, Internal Audit, provides independent assurance as to the effectiveness of the design, implementation and embedding of the risk management frameworks, as well as the management of the risks and controls by the first line and control oversight by the second line. The Internal Audit function provides periodic reporting on its activities to Senior Management and the Board of Directors for transparency.
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
We endeavor to minimize our losses from loan repurchases and indemnifications by focusing on originating fully compliant mortgage loans and closely monitoring investor and agency eligibility requirements for loan sales. Our quality assurance teams perform independent audits related to the processing and underwriting of mortgage loans prior to closing, as well as after the closing but before the sale of loans, to identify potential repurchase exposures due to breach of representations and warranties. In addition, we perform a comprehensive review of the loan files where we receive investor requests for repurchase and indemnification to establish the validity of the claims and determine our obligation. In limited circumstances, we may retain the full risk of loss on loans sold to the extent that the liquidation value of the asset collateralizing the loan is insufficient to cover the loan itself and associated servicing expenses. In instances where we have purchased loans from third parties, we usually have the ability to recover the loss from the third-party originator.

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
Counterparty credit risk exists with our third-party originators, including our correspondent lenders, from whom we purchase originated mortgage loans. The third-party originators make certain representations and warranties to us when we acquire the mortgage loan from them, and they agree to reimburse us for losses incurred due to an origination defect. We become exposed to losses for origination defects if the third-party originator is not able to reimburse us for losses incurred for indemnification or repurchase. We mitigate this risk by monitoring purchase levels from our third-party originators (to reduce concentration risk), by performing regular quality control reviews of the third-party originators’ underwriting standards and by regular reviews of the creditworthiness of third-party originators.
Concentration Risk
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2019, our servicing portfolio included significant client relationships with NRZ which represented 56% and 61% of our servicing portfolio UPB and loan count, respectively. The NRZ servicing portfolio accounts for approximately 74% of all delinquent loans that Ocwen services. During 2019, NRZ-related servicing fees retained by Ocwen represented approximately 36% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ (excluding ancillary income). The current terms of our agreements with NRZ extend through June 2020 (legacy PMC agreement) and July 2022 (legacy Ocwen agreements).
On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement. This termination is for convenience (and not for cause). The notice states that the effective date of termination is June 19, 2020 for 25% of the loans under the agreement (not including loans constituting approximately $6.6 billion in UPB that were added by NRZ under the agreement in 2019) and August 18, 2020 for the remainder of the loans under the agreement. The actual servicing transfer date(s) will be determined through discussions with NRZ and other stakeholders such as GSEs. In connection with the termination, we estimate that we will receive loan deboarding fees of approximately $6.1 million from NRZ. The portfolio subject to termination accounted for $42.1 billion in UPB, or 20% of our total serviced UPB as of December 31, 2019. Under this agreement, in the fourth quarter of 2019, we estimate that operating expenses, including direct expenses and overhead allocation, exceeded the net revenue retained for this portion of the NRZ servicing portfolio by approximately $3.0 million. At this stage, we do not anticipate significant operational impacts on our servicing business as a result of this termination. The terminated servicing is comprised of Agency loans with relatively low delinquencies that do not pose a high level of operating and compliance risk or require substantial direct and oversight staffing relative to our non-Agency servicing. Nonetheless, we intend to right-size and reduce expenses in our servicing business and the related corporate support functions to the extent possible to align with our smaller portfolio.
We currently anticipate that the loan deboarding fees from NRZ will offset a significant portion of our transition and restructuring costs assuming an orderly and timely transfer. However, it is possible that the loan deboarding and other transition activities that we will undertake as a result of the termination may not occur in an orderly or timely manner, which could be disruptive and could result in us incurring additional costs or even in disagreements with NRZ relating to our respective rights and obligations. Overall, our current view is that if we can exclude the legacy PMC NRZ servicing portfolio and successfully execute on the necessary transition and expense reduction actions in an orderly and timely manner, we will be able to enhance the long-term financial performance of our servicing business.
Currently, subject to proper notice (generally180 days) and the payment of termination fees, NRZ has rights to terminate the legacy Ocwen agreements for convenience.
In the ordinary course, we regularly share information with NRZ and discuss various aspects of our relationship. At times, we discuss modifications to our relationship that we believe could be to our mutual benefit as our respective businesses evolve over time. We also discuss alternatives to the outcomes contemplated under our agreements when they were originally executed as facts and circumstances change over time. Examples of these discussions include our discussions with respect to the Rights to MSRs and with respect to the $2.7 billion in UPB of MSRs and the related advances that remain to be sold to NRZ under the legacy PMC sale agreement referenced above. As part of these discussions, we discussed several potential changes to existing contracts. It is possible that NRZ could exercise its rights to terminate for convenience some or all of the legacy Ocwen servicing agreements. As of December 31, 2019, these agreements accounted for approximately 36.0% of our servicing portfolio.
Given the NRZ concentration in our servicing segment, senior management has been monitoring two main risks associated with our NRZ relationship, in addition to its strategic component.
First, management has been monitoring the profitability of the NRZ servicing agreements. Based on this analysis, in the fourth quarter of 2019, while a significant portion of the Company’s revenue is derived from the NRZ servicing agreements, we estimated that operating expenses, including direct servicing expenses and overhead allocation, exceeded the net revenue retained for the NRZ servicing portfolio by approximately $10 million. As with all estimates, this estimate required the exercise of judgment, including with respect to overhead allocations, and it excludes the benefits of the lump-sum payment amortization. The estimated loss for these subservicing agreements is partially driven by the declining revenue as the loan portfolio amortizes down without a corresponding reduction to our servicing cost over time. As performing loans in the NRZ servicing portfolio have run-off, delinquencies have remained high, resulting in a relatively elevated average cost per loan. Because the NRZ portfolio contains a high percentage of delinquent accounts, it has an inherently high level of potential operational and compliance risk and requires a disproportionately high level of operating staff, oversight support infrastructure and overhead which drives the elevated average cost per loan. We actively pursue cost re-engineering initiatives to continue to reduce our cost-to-service and our corporate overhead, as well as pursue actions to grow our non-NRZ servicing portfolio.
Second, because NRZ has rights to terminate for convenience subject to certain conditions, senior management has been monitoring the Company’s risks associated with a potential early termination or non-renewal of some or all agreements with NRZ. Management developed stress scenarios to assess the operational and financial impact of such termination scenarios, and the necessary mitigating actions. Management’s responses to the different scenarios are all based on the appropriate right-sizing or restructuring of the Company’s operations and include, but are not limited to the adequate reduction of direct servicing resources, the closure of certain facilities in different locations to rationalize property utilization, the appropriate planning of loan deboarding, and the potential reduction in corporate support functions without impairing our ability to effectively operate in a controlled environment.
It is possible that the unwinding of all or a significant portion of our relationship with NRZ may not occur in an orderly or timely manner, which could be disruptive and could result in us incurring additional costs or even in disagreements with NRZ relating to our respective rights and obligations. Furthermore, if NRZ were to take actions to limit or terminate our relationship, that could impact perceptions of other servicing clients, lenders, GSEs or others, which could cause them to take actions that materially and adversely impact our business, liquidity, results of operations and financial condition.
Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of additional subservicing relationships, or significantly decrease the number of loans under such relationships.
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, Texas, New York and Pennsylvania, which, taken together, comprise 40% of the number of loans serviced at December 31, 2019. California has the largest concentration with 13% of the total loans serviced.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2019:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Senior secured term loan (1)	$326,066	$—	$—	$—	$326,066
Senior notes (1)	—	313,052	—	—	313,052
Other secured borrowings (1)	506,012	140,634	—	57,594	704,240
Contractual interest payments (2)	70,328	58,819	1,298	1,368	131,813
Originate/purchase mortgages or securities	232,566	—	—	—	232,566
Reverse mortgage equity draws (3)	1,502,163	—	—	—	1,502,163
Operating leases	16,652	28,458	3,785	654	49,549
	$2,653,787	$540,963	$5,083	$59,616	$3,259,449

(1)
Amounts are exclusive of any related discount, unamortized debt issuance costs or fair value adjustment. Excludes match funded liabilities as these represent debt where the holders only have recourse to the assets that collateralize the debt and such assets are not available to satisfy general claims against Ocwen. Also excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information related to these excluded borrowings. On January 27, 2020, we executed an amendment to the SSTL which reduced the maximum borrowing capacity to $200.0 million (requiring a $126.1 million paydown of the outstanding balance), extended the maturity date to May 15, 2022, reduced the quarterly principal payment from $6.4 million to $5.0 million and modified the interest rate. See Note 28 — Subsequent Events to the Consolidated Financial Statements for additional information.

(2)	Represents estimated future interest payments on MSR financing facilities, warehouse lines, senior notes and the SSTL, based on applicable interest rates as of December 31, 2019.

(3)
Represents additional equity draw obligations in connection with reverse mortgage loans originated or purchased by Liberty. Because these draws can be made in their entirety, we have classified them as due in less than one year at December 31, 2019.

As of December 31, 2019, we had gross unrecognized tax benefits of $10.6 million and an additional $6.6 million for gross interest and penalties classified as Other liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities, including whether or not these tax liabilities will be paid; therefore, such amounts are not included in the above contractual obligation table.
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
Mortgage Loan Repurchase and Indemnification Liabilities. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. We recognize the fair value of representation and warranty obligations in connection with originations upon sale of the loan or upon completion of an acquisition. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. See Note 4 — Securitizations and Variable Interest Entities, Note 15 — Other Liabilities and Note 26 — Contingencies to the Consolidated Financial Statements for additional information.
Unfunded Lending Commitments. We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion at December 31, 2019. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. See Note 25 — Commitments to the Consolidated Financial Statements for additional information.
HMBS Issuer Obligations. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is received from HUD, typically within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. See Note 25 — Commitments to the Consolidated Financial Statements for additional information.
Involvement with VIEs. We use SPEs and VIEs for a variety of purposes but principally in the financing of our servicing advances, in the securitization of mortgage loans and in the financing of our MSRs. We include VIEs in our consolidated financial statements if we determine we are the primary beneficiary. See Note 4 — Securitizations and Variable Interest Entities to the Consolidated Financial Statements for additional information.
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	December 31,
	2019	2018
Loans held for sale	$275,269	$242,622
Loans held for investment	6,292,938	5,498,719
MSRs	1,486,395	1,457,149
Derivative assets	6,007	4,552
Mortgage-backed securities	2,075	1,502
U.S. Treasury notes and corporate bonds	441	1,514
Assets at fair value	$8,063,125	$7,206,058
As a percentage of total assets	77%	77%
Financing liabilities
HMBS-related borrowings	6,063,435	5,380,448
Financing liability - MSRs pledged	950,593	1,032,856
Financing liability - Owed to securitization investors	22,002	24,815
	7,036,030	6,438,119
Derivative liabilities	100	4,986
Liabilities at fair value	$7,036,130	$6,443,105
As a percentage of total liabilities	70%	73%
Assets at fair value using Level 3 inputs	$7,847,925	$7,024,145
As a percentage of assets at fair value	97%	97%
Liabilities at fair value using Level 3 inputs	$7,036,030	$6,438,119
As a percentage of liabilities at fair value	100%	100%
Assets at fair value using Level 3 inputs increased during 2019 primarily due to reverse mortgage originations. Liabilities at fair value using Level 3 inputs increased primarily in connection with reverse mortgage securitizations, which we account for as secured financings.
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
The determination of the fair value of MSRs requires management judgment due to the number of assumptions that underlie the valuation. We determine the fair value of MSRs primarily using discounted cash flow methodologies. The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments.
We engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and a prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our verification and analytical procedures, provide reasonable assurance that the prices used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions. The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by class projected for the five-year period beginning December 31, 2019:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	8.5% to 15.7%	10.3% to 21.9%	9.2% to 14.1%
Weighted average	12.7%	16.3%	12.0%
Delinquency
Range	1.5% to 3.3%	7.0% to 18.6%	24.7% to 28.6%
Weighted average	1.9%	10.6%	27.4%
Cost to service
Range	$68 to $75	$83 to $139	$247 to $280
Weighted average	$70	$103	$273
Discount rate	9.1%	10.2%	11.3%
Changes in these assumptions are generally expected to affect our results of operations as follows:

•
Increases in prepayment speeds generally reduce the value of our MSRs as the underlying loans prepay faster which causes accelerated MSR portfolio runoff, higher compensating interest payments and lower overall servicing fees, partially offset by a lower overall cost of servicing, increased float earnings on higher float balances and lower interest expense on lower servicing advance balances.

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

The following table provides information related to the sensitivity of our MSR fair value estimate to a 10% adverse change in key valuation inputs as of December 31, 2019:

	Conventional	Government-Insured	Non-Agency
Prepayment speed	$(54,329)	$(13,548)	$(49,073)
Delinquency	(9,894)	(10,758)	(52,220)
Cost to service	(12,934)	(4,358)	(75,899)
Discount rate	(20,621)	(3,868)	(24,975)
We currently account for the MSR sale agreements with NRZ as secured financings because the transactions did not achieve sale accounting treatment. Accordingly, our balance sheets reflect MSRs at fair value, pledged to NRZ as assets, and a corresponding pledged MSR liability at fair value within Other financing liabilities. The fair value of the pledged MSR liability is determined based on the fair value of the associated pledged MSR assets subject to the sale agreements.
Allowance for Losses on Servicing Advances and Receivables
We record an allowance for losses on servicing advances through a charge to earnings to the extent that we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectibility using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At December 31, 2019, the allowance for losses on servicing advances was $9.9 million, which represents 1% of the combined total balance of servicing advances and match funded advances.
We record an allowance for losses on receivables in our Servicing business related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of incurred losses and is maintained at a level that management considers adequate based upon continuing assessments of collectibility, current trends, and historical loss experience. At December 31, 2019, the allowance for losses on receivables related to government-insured claims was $56.9 million, which represents 46% of the total balance of government-insured claims receivables.
Determining an allowance for losses involves degrees of judgment and assumptions that, given similar information at any given point, may result in a different but reasonable estimate.
Income Taxes
In December 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) 118 (as further clarified by Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2018-05, Income Taxes (Topic 740): “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”), which provides guidance on accounting for the income tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date of December 22, 2017 for companies to complete the accounting under Accounting Standards Codification (ASC) 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We adopted the guidance of SAB 118 as of December 31, 2017. We finalized our provisional amounts under SAB 118 in the fourth quarter of 2018. See Note 20 — Income Taxes to the Consolidated Financial Statements for additional information on the Tax Act and the impact on our consolidated financial statements.
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
For the three-year periods ended December 31, 2019 and 2018, the USVI filing jurisdiction was in a material cumulative loss position. The U.S. jurisdiction was also in a three-year cumulative loss position as of December 31, 2019 and 2018. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recognized a full valuation allowance of $199.5 million and $46.3 million on our U.S. deferred tax assets at December 31, 2019 and 2018, respectively, and a full valuation allowance of $0.4 million and $21.3 million on our USVI deferred tax assets at December 31, 2019 and 2018, respectively. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
We have evaluated whether we experienced an ownership change under these provisions, and determined that an ownership change did occur in January 2015 and in December 2017 in the U.S. jurisdiction, which also results in an ownership change under Section 382 in the USVI jurisdiction. In addition, a Section 382 ownership change occurred at PHH when Ocwen acquired the stock of PHH in October 2018. PHH was a loss corporation as defined under Section 382 at the date of the acquisition. PHH also had an existing Section 382 ownership change on March 31, 2018. For certain states, an additional Section 382 ownership change occurred on August 9, 2017. These Section 382 ownership changes may limit our ability to fully utilize NOLs, tax credit carryforwards, deductions and/or certain built-in losses that existed as of each respective ownership change date in the various jurisdictions
 Due to the Section 382 and 383 limitations and the maximum carryforward period for our NOLs and tax credits, we will be unable to fully recognize certain deferred tax assets. Accordingly, as of December 31, 2018, we had reduced our gross deferred tax asset related to our U.S. federal and USVI NOLs by $160.9 million, our foreign tax credit deferred tax asset by $29.5 million and corresponding valuation allowance by $55.7 million. The realization of all or a portion of our deferred income tax assets (including NOLs and tax credits) is dependent upon the generation of future taxable income during the statutory carryforward periods. In addition, the limitation on the utilization of our NOL and tax credit carryforwards could result in Ocwen incurring a current tax liability in future tax years. Our inability to utilize our pre-ownership change NOL carryforwards, Section 163(j) disallowed interest carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows. Finally, any future changes in our ownership or sale of our stock could further limit the use of our NOLs and tax credits in the future.
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
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. As of December 31, 2019, we have recorded a liability for representation and warranty obligations, compensatory fees related to foreclosure timelines, and similar indemnification obligations of $50.8 million. See Note 26 — Contingencies for additional information.
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

•
funds necessary to maintain operations considering our current financial condition, obligations and other expected cash flows within one year after the date that the financial statements are issued (i.e., financial forecasting); and

•
other conditions and events, when considered in conjunction with the above items, that may adversely affect our ability to meet obligations within one year after the date that the financial statements are issued (e.g., negative financial trends, indications of possible financial difficulties, internal matters such as a need to significantly revise operations and external matters such as adverse regulatory or legal proceedings, adverse counterparty actions or rating agency decisions, and our client concentration).

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
Based on our evaluation, we have determined that there are no conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our Consolidated Financial Statements for the year ended December 31, 2019 are issued.
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
Listed below are ASUs that we adopted on January 1, 2019.

•	ASU 2016-02: Leases

•	ASU 2017-08: Receivables: Nonrefundable Fees and Other Costs

•	ASU 2018-02: Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

•	ASU 2018-09: Codification Improvements
The adoption of ASU 2016-02 resulted in the recognition of an insignificant cumulative-effect adjustment to the opening balance of Retained earnings on January 1, 2019, the recognition of a gross ROU asset and lease liability of $66.2 million, and the reclassification of balances which existed at December 31, 2018 for our leases.
Additional ASUs were adopted on January 1, 2020, including Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13 and ASU 2019-04). For additional information, see Note 1 — Organization, Business Environment, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements.

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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2019, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained under the captions “Election of Directors-Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance-Committees of the Board of Directors-Audit Committee”, “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance-Code of Ethics” in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than April 29, 2020.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained under the captions “Executive Compensation” and “Board of Directors Compensation” in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than April 29, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Related Shareholder Matters-Beneficial Ownership of Equity Securities” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than April 29, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained under the captions “Board of Directors and Corporate Governance-Independence of Directors” and “Business Relationships and Related Transactions” in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the SEC no later than April 29, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement with respect to our 2020 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than April 29, 2020.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	2.1†	Agreement and Plan of Merger, dated as of February 27, 2018, by and among Ocwen Financial Corporation, POMS Corp and PHH Corporation (3)
	2.2†	Agreement for the Purchase and Sale of Servicing Rights, dated December 28, 2016, by and between New Residential Mortgage LLC, PHH Mortgage Corporation and, for limited purposes, PHH Corporation (3)
	3.1	Amended and Restated Articles of Incorporation, as amended (5)
	3.2	Amended and Restated Bylaws of Ocwen Financial Corporation
	4.1	Form of Certificate of Common Stock (2)
4.2
The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

	4.3	Indenture, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other guarantors named therein and Wilmington Trust, National Association (21)
	4.4	First Supplemental Indenture, dated as of October 4, 2018, among PHH Corporation, PHH Mortgage Corporation and Wilmington Trust, National Association (31)
	4.5	Second Supplemental Indenture, dated August 23, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (32)
	4.6	Third Supplemental Indenture, dated August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (33)
	4.7	Fourth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee (34)

4.8	Fifth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee (34)
4.9	Form of 7.375% Senior Note due 2019 (32)
4.10	Form of 6.375% Senior Note due 2021 (33)
4.11	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (30)
4.12	Description of Common Stock (42)
10.1*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (40)
10.2*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (11)
10.3*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (12)
10.4*	Ocwen Mortgage Servicing, Inc. Amended and Restated 2013 Preferred Stock Plan (6)
10.5	Ocwen Financial Corporation 2017 Performance Incentive Plan (23)
10.6	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (10)
10.7	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.8	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.9	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (4)
10.10	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.11	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (6)
10.12	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (6)
10.13	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (13)
10.14	Servicing Rights Purchase Agreement, dated October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (6)
10.15	Amendment to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of December 26, 2012 (22)
10.16
Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (14)

10.17	Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (14)
10.18
Amendment, dated as of September 30, 2013, to the Sale Supplement, dated as of July 1, 2013, to the Master Servicing Rights Purchase Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (15)

10.19
Amendment, dated as of September 30, 2013, to the Subservicing Supplement, dated as of July 1, 2013, to the Master Subservicing Agreement, dated as of October 1, 2012, between Ocwen Loan Servicing, LLC and HLSS Holdings LLC (15)

10.20
Amendment, dated as of February 4, 2014, to the Sale Supplement dated as of July 1, 2013, the Sale Supplement dated February 10, 2012 and various other sale supplements, between Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and Home Loan Servicing Solutions, Ltd. (6)

10.21
Amendment, dated as of February 4, 2014, to the Subservicing Supplement dated as of July 1, 2013, the Subservicing Supplement dated as of February 10, 2012 and various other subservicing supplements, among Ocwen Loan Servicing, LLC and HLSS Holdings, LLC (6)

10.22	Amendment No. 2 to Master Servicing Rights Purchase Agreement and Sale Supplements, dated as of April 6, 2015 (16)
10.23	Amendment dated February 17, 2017 to the Master Servicing Rights Purchase Agreement and Sale Supplements (22)

10.24
Amended and Restated Senior Secured Term Loan Facility Agreement, dated as of December 5, 2016, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (21)

10.25	Pledge and Security Agreement dated as of February 15, 2013 between each of the Grantor Parties thereto, and Barclays Bank PLC, as Collateral Agent (17)
10.26	Second Lien Notes Pledge and Security Agreement, dated as of December 5, 2016, among each of the grantors named therein and Wilmington Trust, National Association (21)
10.27
Junior Priority Intercreditor Agreement, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other grantors named therein, Barclays Bank PLC and Wilmington Trust, National Association (21)

10.28	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (18)
10.29*	Retirement Agreement, dated as of January 16, 2015, by and among Ocwen Financial Corporation, Ocwen Mortgage Servicing, Inc. and William C. Erbey. (19)
10.30	Form of Indemnification Agreement (20)
10.31	Form of Undertaking to Repay Advancement of Indemnification Expenses (20)
10.32††	Master Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (24)
10.33
Amendment No. 1, dated October 12, 2017, to Master Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (24)

10.34††	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation, and New Residential Investment Corp. (24)
10.35††	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (24)
10.36††	New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (3)
10.37††
Amendment No. 1 to Transfer Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (3)

10.38*	Separation Agreement, dated as of February 9, 2018, between Otto Kumbar and Ocwen Financial Corporation (27)
10.39*	Offer Letter, dated April 17, 2018, between Ocwen Financial Corporation and Glen Messina (28)
10.40*	Release and Restrictive Covenant Agreement, dated April 17, 2018, between Ocwen Financial Corporation and Ronald M. Faris (28)
10.41*	Separation Agreement and Full Release, dated May 29, 2018, between Ocwen Financial Corporation and Michael R. Bourque, Jr. (29)
10.42
Counterpart Agreement, dated as of October 4, 2018, executed by PHH Corporation and PHH Mortgage Corporation and acknowledged and agreed to by Barclays Bank PLC, as administrative agent and collateral agent (31)

10.43††	Amendment No. 1 to Subservicing Agreement dated as of August 17, 2018 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (35)
10.44††	Amendment No. 1 to New RMSR Agreement dated as of August 17, 2018 among New Residential Mortgage LLC, Ocwen Loan Servicing, LLC and the other parties thereto (35)
10.45††	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC (35)
10.46††	Flow Mortgage Loan Subservicing Agreement, dated as of December 28, 2016, between New Residential Mortgage LLC, as Servicing Rights Owner, and PHH Mortgage Corporation, as Servicer (36)
10.47
Amendment Number One dated as of June 16, 2017 to the Flow Mortgage Loan Subservicing Agreement between New Residential Mortgage LLC, as Servicing Rights Owner, and PHH Mortgage Corporation, as Servicer (37)

10.48††	MSR Portfolio Defense Agreement, dated as of June 16, 2017, by and between PHH Mortgage Corporation, as subservicer, and New Residential Mortgage LLC, as the MSR owner (37)
10.49*	Amended and Restated PHH Corporation Tier I Severance Pay Plan (38)
10.50*	PHH Corporation Tier II Severance Pay Plan (39)

10.51*	Amendment No. 3 to PHH Corporation Tier II Severance Pay Plan (26)
10.52*	Separation and General Release Agreement dated June 28, 2017 by and between Glen A. Messina and PHH Corporation (25)
10.53*	Form of Director Restricted Stock Unit Agreement (2)
10.54*	Amended and Restated Ocwen Financial Corporation United States Basic Severance Plan (2)
10.55*	Amended and Restated Ocwen Financial Corporation United States Change in Control Severance Plan (2)
10.56†††	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (7)
10.57*	Amendment to April 17, 2018 Offer Letter between Ocwen Financial Corporation and Glen Messina, dated February 27, 2019 (7)
10.58*	Offer Letter between Ocwen Financial Corporation and June Campbell, dated January 17, 2019 (7)
10.59
Joinder and Amendment Agreement among Ocwen Financial Corporation, Ocwen Loan Servicing, LLC, as borrower, Barclays Bank PLC as administrative agent, and the other parties thereto, dated as of March 18, 2019 (9)

10.60*	Form of Annual Performance-Based Cash Award Agreement (8)
10.61*	Form of Annual Performance-Based Stock Award Agreement (8)
10.62*	Form of Annual Time-Based Cash Award Agreement (8)
10.63*	Form of Annual Time-Based Stock Award Agreement (8)
10.64*	Form of Transitional Cash Award Agreement (8)
10.65*	Consulting Agreement between Ocwen Financial Corporation and Catherine Dondzila, effective June 1, 2019 (8)
10.66*	Separation and Release Agreement between Ocwen Financial Corporation and Catherine Dondzila, effective June 19, 2019 (8)
10.67*	Amendment to April 17, 2018 Offer Letter between Ocwen Financial Corporation and Glen Messina, effective April 11, 2019 (8)
10.68††††	Joinder and Second Amendment Agreement, dated as of January 27, 2020, to the Amended and Restated Senior Secured Term Loan Facility Agreement (41)
10.69†††	Amended and Restated Flow Mortgage Loan Subservicing Agreement between New Residential Mortgage LLC and PHH Mortgage Corporation dated March 29, 2019 (8)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

†	Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

†††	Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.

††††	Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on October 5, 2012.

(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2018 filed on February 27, 2019.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 4, 2013.

(5)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 3, 2017.

(6)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014.

(7)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 filed on May 7, 2019.

(8)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 6, 2019.

(9)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on March 18, 2019.

(10)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on August 12, 2009.

(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(12)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed on March 30, 2007.

(13)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 18, 2013.

(14)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on July 8, 2013.

(15)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed on November 5, 2013.

(16)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 6, 2015.

(17)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on February 19, 2013.

(18)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 2, 2014.

(19)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on January 20, 2015.

(20)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on March 26, 2015.

(21)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on December 6, 2016.

(22)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed February 23, 2017.

(23)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on May 24, 2017.

(24)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed on November 2, 2017.

(25)	Incorporated by reference to the similarly described exhibit included with PHH Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed on August 9, 2017.

(26)	Incorporated by reference to the similarly described exhibit to PHH Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 1, 2018.

(27)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed on February 12, 2018.

(28)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed on April 19, 2018.

(29)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed on May 29, 2018.

(30)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on January 17, 2012.

(31)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on October 4, 2018.

(32)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on August 23, 2012.

(33)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on August 20, 2013.

(34)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on July 5, 2017.

(35)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed on November 6, 2018.

(36)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on December 28, 2016.

(37)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on June 19, 2017.

(38)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on May 25, 2016.

(39)	Incorporated by reference to the similarly described exhibit to PHH Corporation’s Annual Report on Form 10-K filed on February 27, 2015.

(40)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed on April 28, 2016.

(41)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on January 27, 2020.

(42)	Incorporated by reference from the Description of Capital Stock included in the Registrant’s Registration Statement on Form S-3 filed on May 9, 2013

ITEM 16.	FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer
Date: February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Phyllis R. Caldwell	Date: February 26, 2020
Phyllis R. Caldwell, Chair of the Board of Directors

/s/ Glen A. Messina	Date: February 26, 2020
Glen A. Messina, President, Chief Executive Officer and Director (principal executive officer)

/s/ Alan J. Bowers	Date: February 26, 2020
Alan J. Bowers, Director

/s/ Jacques J. Busquet	Date: February 26, 2020
Jacques J. Busquet, Director

/s/ Kevin Stein	Date: February 26, 2020
Kevin Stein, Director

/s/ Robert J. Lipstein	Date: February 26, 2020
Robert J. Lipstein, Director

/s/ Jenne K. Britell	Date: February 26, 2020
Jenne K. Britell, Director

/s/ DeForest B. Soaries, Jr.	Date: February 26, 2020
DeForest B. Soaries, Jr., Director

/s/ June C. Campbell	Date: February 26, 2020
June C. Campbell, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Francois Grunenwald	Date: February 26, 2020
Francois Grunenwald, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2019

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 26, 2020
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 26, 2020

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$428,339	$329,132
Restricted cash (amounts related to variable interest entities (VIEs) of $20,434 and $20,968)	64,001	67,878
Mortgage servicing rights (MSRs), at fair value	1,486,395	1,457,149
Advances, net	254,533	249,382
Match funded advances (related to VIEs)	801,990	937,294
Loans held for sale ($208,752 and $176,525 carried at fair value)	275,269	242,622
Loans held for investment, at fair value (amounts related to VIEs of $23,342 and $26,520)	6,292,938	5,498,719
Receivables, net	201,220	198,262
Premises and equipment, net	38,274	33,417
Other assets ($8,524 and $7,568 carried at fair value) (amounts related to VIEs of $4,078 and $2,874)	563,240	379,567
Assets related to discontinued operations	—	794
Total assets	$10,406,199	$9,394,216

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) - related borrowings, at fair value	$6,063,435	$5,380,448
Other financing liabilities ($972,595 and $1,057,671 carried at fair value) (amounts related to VIEs of $22,002 and $24,815)	972,595	1,062,090
Match funded liabilities (related to VIEs)	679,109	778,284
Other secured borrowings, net (amounts related to VIEs of $242,101 and $0)	1,025,791	448,061
Senior notes, net	311,085	448,727
Other liabilities ($100 and $4,986 carried at fair value) (amounts related to VIEs of $144 and $0)	942,173	703,636
Liabilities related to discontinued operations	—	18,265
Total liabilities	9,994,188	8,839,511

Commitments and Contingencies (Notes 25 and 26)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 134,862,232 and 133,912,425 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,349	1,339
Additional paid-in capital	556,798	554,056
(Accumulated deficit) retained earnings	(138,542)	3,567
Accumulated other comprehensive loss, net of income taxes	(7,594)	(4,257)
Total stockholders’ equity	412,011	554,705
Total liabilities and stockholders’ equity	$10,406,199	$9,394,216

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenue
Servicing and subservicing fees	$975,507	$937,083	$991,597
Gain on loans held for sale, net	38,300	37,336	57,183
Reverse mortgage revenue, net	86,309	60,237	75,515
Other revenue, net	23,259	28,389	70,281
Total revenue	1,123,375	1,063,045	1,194,576

MSR valuation adjustments, net	(120,876)	(153,457)	(52,962)

Operating expenses
Compensation and benefits	313,508	298,036	358,994
Servicing and origination	109,007	131,297	141,496
Professional services	102,638	165,554	229,451
Technology and communications	79,166	98,241	100,490
Occupancy and equipment	68,146	59,631	66,019
Other expenses	1,474	26,280	49,233
Total operating expenses	673,939	779,039	945,683

Other income (expense)
Interest income	17,104	14,026	15,965
Interest expense	(114,129)	(103,371)	(126,927)
Pledged MSR liability expense	(372,089)	(171,670)	(236,311)
Gain on repurchase of senior secured notes	5,099	—	—
Bargain purchase gain	(381)	64,036	—
Gain on sale of MSRs, net	453	1,325	10,537
Other, net	8,892	(6,371)	(3,168)
Total other expense, net	(455,051)	(202,025)	(339,904)

Loss from continuing operations before income taxes	(126,491)	(71,476)	(143,973)
Income tax expense (benefit)	15,634	529	(15,516)
Loss from continuing operations, net of tax	(142,125)	(72,005)	(128,457)
Income from discontinued operations, net of tax	—	1,409	—
Net loss	(142,125)	(70,596)	(128,457)
Net (income) loss attributable to non-controlling interests	—	(176)	491
Net loss attributable to Ocwen stockholders	$(142,125)	$(70,772)	$(127,966)

Earnings (loss) per share attributable to Ocwen stockholders - Basic and Diluted
Continuing operations	$(1.06)	$(0.54)	$(1.01)
Discontinued operations	—	0.01	—
	$(1.06)	$(0.53)	$(1.01)
Weighted average common shares outstanding
Basic	134,444,402	133,703,359	127,082,058
Diluted	134,444,402	133,703,359	127,082,058

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net loss	$(142,125)	$(70,596)	$(128,457)
Other comprehensive income (loss), net of income taxes
Reclassification adjustment for losses on cash flow hedges included in net income	147	149	201
Change in unfunded pension plan obligation liability	(3,442)	(3,219)	—
Other	(42)	61	—
Comprehensive loss	(145,462)	(73,605)	(128,256)
Comprehensive (income) loss attributable to non-controlling interests	—	(176)	491
Comprehensive loss attributable to Ocwen stockholders	$(145,462)	$(73,781)	$(127,765)

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(Dollars in thousands, except per share data)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at January 1, 2017	123,988,160	$1,240	$527,001	$126,167	$(1,450)	$2,325	$655,283
Net loss	—	—	—	(127,966)	—	(491)	(128,457)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09	—	—	284	(284)	—	—	—
Issuance of common stock	6,700,510	67	15,258	—	—	—	15,325
Equity-based compensation and other	795,388	8	4,514	—	—	—	4,522
Other comprehensive income (loss), net of income taxes	—	—	—	—	201	—	201
Balance at December 31, 2017	131,484,058	1,315	547,057	(2,083)	(1,249)	1,834	546,874
Net loss	—	—	—	(70,772)	—	176	(70,596)
Cumulative effect of fair value election - MSRs, net of income taxes	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of FASB ASU No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Issuance of common stock	1,875,000	19	5,700	—	—	—	5,719
Equity-based compensation and other	553,367	5	1,299	—	—	—	1,304
Capital distribution to non-controlling interest	—	—	—	—	—	(822)	(822)
Purchase of non-controlling interest	—	—	—	—	—	(1,188)	(1,188)
Other comprehensive income (loss), net of income taxes	—	—	—	—	(3,008)	—	(3,008)
Balance at December 31, 2018	133,912,425	1,339	554,056	3,567	(4,257)	—	554,705
Net loss	—	—	—	(142,125)	—	—	(142,125)
Cumulative effect of adoption of FASB ASU No. 2016-02	—	—	—	16	—	—	16
Equity-based compensation and other	949,807	10	2,742	—	—	—	2,752
Other comprehensive income (loss), net of income taxes	—	—	—	—	(3,337)	—	(3,337)
Balance at December 31, 2019	134,862,232	$1,349	$556,798	$(138,542)	$(7,594)	$—	$412,011

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(142,125)	$(70,596)	$(128,457)
MSR valuation adjustments, net	120,876	153,457	52,962
Gain on sale of MSRs, net	(453)	(1,325)	(10,537)
Provision for bad debts	34,867	49,180	76,828
Depreciation	31,911	27,202	26,886
Loss on write-off of fixed assets, net	—	—	8,502
Amortization of debt issuance costs	3,170	2,921	2,738
Gain on repurchase of senior secured notes	(5,099)	—	—
Provision for (reversal of) valuation allowance on deferred tax assets	32,470	(23,347)	(29,979)
Decrease (increase) in deferred tax assets other than provision for valuation allowance	(29,350)	20,058	30,710
Equity-based compensation expense	2,697	2,366	5,624
(Gain) loss on valuation of financing liability	152,986	(19,269)	41,282
(Gain) loss on trading securities	(215)	(527)	6,756
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(55,869)	(18,698)	(23,733)
Bargain purchase gain	381	(64,036)	—
Gain on loans held for sale, net	(38,300)	(32,722)	(53,209)
Origination and purchase of loans held for sale	(1,488,974)	(1,715,190)	(3,695,163)
Proceeds from sale and collections of loans held for sale	1,380,138	1,625,116	3,662,065
Changes in assets and liabilities:
Decrease in advances and match funded advances	105,052	258,899	330,052
Decrease in receivables and other assets, net	126,881	144,310	199,209
Decrease in other liabilities	(72,182)	(69,207)	(100,650)
Other, net	(6,922)	3,986	7,135
Net cash provided by operating activities	151,940	272,578	409,021

Cash flows from investing activities
Origination of loans held for investment	(1,026,154)	(920,476)	(1,277,615)
Principal payments received on loans held for investment	558,720	400,521	444,388
Net cash acquired in the acquisition of PHH	—	64,692	—
Restricted cash acquired in the acquisition of PHH	—	38,813	—
Purchase of MSRs	(145,668)	(5,433)	(1,658)
Proceeds from sale of MSRs	4,984	7,276	4,234
Acquisition of advances in connection with the purchase of MSRs	(1,457)	—	—
Proceeds from sale of advances and match funded advances	14,186	33,792	9,446
Issuance of automotive dealer financing notes	—	(19,642)	(174,363)
Collections of automotive dealer financing notes	—	52,598	162,965
Additions to premises and equipment	(1,954)	(9,016)	(9,053)
Proceeds from sale of real estate	7,548	9,546	3,147
Other, net	2,357	2,464	(707)
Net cash used in investing activities	(587,438)	(344,865)	(839,216)

Cash flows from financing activities
Repayment of match funded liabilities, net	(99,175)	(220,334)	(282,379)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	3,137,326	2,991,261	7,215,264
Repayments of mortgage loan warehouse facilities and other secured borrowings	(2,875,377)	(3,350,648)	(7,395,013)
Repayment and repurchase of senior notes	(131,791)	(18,482)	—
Proceeds from issuance of additional senior secured term loan (SSTL)	119,100	—	—
Repayment of SSTL borrowing	(25,433)	(66,750)	(36,750)
Payment of debt issuance costs	(2,813)	—	(841)
Proceeds from sale of MSRs accounted for as a financing	—	279,586	54,601
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	962,113	948,917	1,281,543
Repayment of HMBS-related borrowings	(549,600)	(391,985)	(418,503)
Issuance of common stock	—	—	13,913
Capital distribution to non-controlling interest	—	(822)	—
Purchase of non-controlling interest	—	(1,188)	—
Other, net	(3,522)	(2,818)	(1,478)
Net cash provided by financing activities	530,828	166,737	430,357

Net increase in cash, cash equivalents and restricted cash	95,330	94,450	162
Cash, cash equivalents and restricted cash at beginning of year	397,010	302,560	302,398
Cash, cash equivalents and restricted cash at end of year	$492,340	$397,010	$302,560

Supplemental cash flow information
Interest paid	$111,144	$100,165	$128,391
Income tax payments (refunds), net	4,075	10,957	(23,501)

Supplemental non-cash investing and financing activities
Initial consolidation of mortgage-backed securitization trusts (VIEs):
Loans held for investment	$—	$28,373	$—
Other financing liabilities	—	26,643	—
Transfers from loans held for investment to loans held for sale	1,892	1,038	3,803
Transfers of loans held for sale to real estate owned (REO)	6,636	4,241	875
Issuance of common stock in connection with litigation settlement	—	5,719	1,937
Cumulative effect adjustment for election of fair value for MSRs previously accounted for using the amortization method	—	82,043	—
Recognition of gross right-of-use asset and lease liability upon adoption of FASB ASU No. 2016-02:
Right-of-use asset	66,231	—	—
Lease liability	66,247	—	—

Supplemental business acquisition information
Fair value of assets acquired	$262	$1,192,155	$—
Fair value of liabilities assumed	643	769,723	—
Total identifiable net assets acquired	(381)	422,432	—
Bargain purchase gain related to acquisition of PHH	(381)	64,036	—
Total consideration	—	358,396	—
Less: Cash consideration paid by PHH	—	(325,000)	—
Cash consideration paid by Ocwen	—	33,396	—
Cash acquired from PHH	—	98,088	—
Net cash acquired by Ocwen	$—	$64,692	$—
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts reported in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$428,339	$329,132	$259,655
Restricted cash and equivalents:
Debt service accounts	23,276	26,626	33,726
Other restricted cash	40,725	41,252	9,179
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$492,340	$397,010	$302,560

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 AND 2017
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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Liberty, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS).
We perform servicing activities related to our own MSR portfolio (primary) and on behalf of other servicers (subservicing), the largest being New Residential Investment Corp. (NRZ), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and private-label securitizations (non-Agency). As a subservicer or primary servicer, we may be required to make advances for certain property tax and insurance premium payments, default and property maintenance payments and principal and interest payments on behalf of delinquent borrowers to mortgage loan investors before recovering them from borrowers. Most, but not all, of our subservicing agreements provide for us to be reimbursed for any such advances by the owner of the servicing rights. Advances made by us as primary servicer are generally recovered from the borrower or the mortgage loan investor. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgages, generally servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are mostly insured by the FHA and are an approved issuer of HMBS that are guaranteed by Ginnie Mae.
We had a total of approximately 5,300 employees at December 31, 2019 of which approximately 3,400 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, nearly 80% were engaged in supporting our loan servicing operations as of December 31, 2019.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. If we execute on our key business initiatives, we believe we will drive stronger financial performance.
First, we must expand our lending business and acquisitions of MSRs that are prudent and well-executed with appropriate financial return targets to replenish and grow our servicing portfolio.
Second, we must re-engineer our cost structure to go beyond eliminating redundant costs through the integration process and establish continuous cost improvement as a core strength. Our continuous cost improvement efforts are focused on leveraging our single servicing platform and technology, optimizing strategic sourcing and off-shore utilization, lean process design, automation and other technology-enabled productivity enhancements. Our initiatives are targeted at delivering superior accuracy, cost, speed and customer satisfaction. We believe these steps are necessary to simplify our operations and drive stronger financial performance.

Third, we must manage our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our other key business initiatives. Regarding the current maturities of our borrowings, as of December 31, 2019, we had approximately $1.2 billion of debt outstanding under facilities coming due in 2020. In January 2020, we extended the maturity of our SSTL from December 2020 to May 2022 and we reduced the outstanding balance from $326.1 million to $200.0 million. Portions of our match funded advance facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. See Note 24 — Regulatory Requirements and Note 26 — Contingencies for further information.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. If a lender were to allege an event of default and we are unable to avoid, remedy or secure a waiver of such alleged default, we could be subject to adverse actions by our lenders that could have a material adverse impact on us. In addition, PMC and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. To the extent these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. See Note 14 — Borrowings, Note 24 — Regulatory Requirements and Note 26 — Contingencies for further information.
In certain recent periods, Ocwen has incurred significant losses as a result of accelerated declines in the fair value of our MSRs due to interest rate decreases. Further interest rate decreases, prepayment speed increases and changes to other fair value inputs or assumptions could result in further fair value declines and hamper our ability to return to profitability. Starting in September 2019, we have implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio. See Note 17 — Derivative Financial Instruments and Hedging Activities for further information.
In addition, we have exposure to concentration risk and client retention risk as a result of our relationship with NRZ, which accounted for 56% of the UPB in our servicing portfolio as of December 31, 2019. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination and loan deboarding fees and certain other provisions, NRZ has rights to terminate these agreements for convenience. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these termination rights, we might need to right-size or restructure certain aspects of our servicing business as well as the related corporate support functions. On February 20, 2020, we received a notice of termination from NRZ with respect to the subservicing agreement between NRZ and PMC, which accounted for 20% of our servicing portfolio UPB at December 31, 2019. See Note 28 — Subsequent Events.
Our ability to execute on our key initiatives is not certain and is dependent on the successful execution of several complex actions, including our ability to grow our lending business and acquire MSRs with appropriate financial return targets, our ability to acquire, maintain and grow profitable client relationships, our ability to maintain relationships with the GSEs, Ginnie Mae, FHFA, lenders and regulators, our ability to implement further organizational redesign and cost reduction, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our return to sustainable profitability, and our ability to extend, renew or replace our debt agreements in the ordinary course of business. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
Principles of Consolidation
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP).
Our consolidated financial statements include the accounts of Ocwen, its wholly-owned subsidiaries and any variable interest entity (VIE) for which we have determined that we are the primary beneficiary. We apply the equity method of accounting to investments when the entity is not a VIE, and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own 50% or less of the voting securities. Our statements of operations and consolidated balance sheets include the accounts and results of PHH Corporation and its subsidiaries since acquisition on October 4, 2018. See Note 2 — Business Acquisition for additional information.
We have eliminated intercompany accounts and transactions in consolidation.
Foreign Currency Translation
The functional currency of each of our foreign subsidiaries is the U.S. dollar. Re-measurement adjustments of foreign-denominated amounts to U.S. dollars are included in Other, net in our consolidated statements of operations.
Reclassifications
Certain amounts in the consolidated statements of operations for 2018 and 2017 have been reclassified to conform to the current year presentation. The reclassifications had no impact on net income (loss) or total revenue in our consolidated statements of operations and no impact on operating, investing and financing cash flows in our consolidated statements of cash flows.
We now present Reverse mortgage revenue, net as a separate revenue line item on the face of the statements of operations to provide a further breakdown of Other revenue, net and provide greater transparency on the performance associated with our portfolio of HECM loans, net of the HMBS-related borrowings that are both measured at fair value, as follows:

		Years ended December 31,
		2018	2017
Statements of Operations
Revenue
From	Gain on loans held for sale, net	$40,407	$46,219
From	Other revenue, net	22,577	31,517
From	Servicing and subservicing fees	(2,747)	(2,221)
To	Reverse mortgage revenue, net (New line item)	60,237	75,515
Total revenue		—	—
In addition to the above reclassifications, we have made the following presentation changes:

•
In the consolidated statements of operations, we now separately present MSR valuation adjustments, net from Total expenses, renamed “Operating expenses”. The purpose of this reclassification is to separately present fair value changes from operating expenses and provide additional insights on the nature of our performance.

•
Within the Other income (expense), net on the consolidated statements of operations, we now present the expense related to the pledged MSR liability recorded at fair value separately from Interest expense. The purpose of this reclassification is to improve transparency between the interest expense associated with interest-bearing liabilities recorded on an accrual basis and expenses that are attributable to the pledged MSR liability recorded at fair value. The pledged MSR liability is the obligation to deliver NRZ all contractual cash flows associated with the underlying MSR that did not meet the requirements for sale accounting treatment. The Pledged MSR liability expense reflects net servicing fee remittance and fair value changes. In the Supplemental cash flow section of the consolidated statements of cash flows, as a result of this reclassification of Pledged MSR liability expense from interest expense, we have reclassified $171.7 million and $236.3 million of Pledged MSR liability expense out of Interest paid in 2018 and 2017, respectively.

•
Within the Total liabilities section of our consolidated balance sheet at December 31, 2018, we reclassified borrowings with an outstanding balance of $65.5 million from Other financing liabilities to Other secured borrowings. Effective with this reclassification, all amounts included in Other financing liabilities represent secured financing as a result of sale transactions that do not meet the requirements for sale accounting treatment.

•
Within the Cash flows from financing activities section of our consolidated statements of cash flows, we reclassified repayments of our SSTL from the Repayments of mortgage loan warehouse facilities and other secured borrowings line item to a new line item (Repayment of SSTL borrowings).

Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but are not limited to fair value measurements, allowance for losses, income taxes, indemnification obligations, litigation-related obligations, and our going concern evaluation. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Significant Accounting Policies
Cash and cash equivalents
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
Mortgage Servicing Rights
MSRs are assets representing our right to service portfolios of mortgage loans. We retain MSRs on originated or purchased loans when they are sold in the secondary market. We also acquire MSRs through asset purchases or business combination transactions. The unpaid principal balance (UPB) of the loans underlying the MSRs is not included on our consolidated balance sheets. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, we do not recognize an MSR.
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
Subsequent to acquisition, we account for servicing assets and servicing liabilities at fair value, and report changes in fair value in earnings (MSR valuation adjustments, net) in the period in which the changes occur. Effective January 1, 2018, we elected fair value accounting for our MSRs previously accounted for using the amortization method, which included Agency MSRs and government-insured MSRs. Effective with this election, our entire portfolio of MSRs is accounted for using the fair value measurement method. We recorded a cumulative-effect adjustment of $82.0 million to retained earnings as of January 1, 2018 to reflect the excess of the fair value over the carrying amount. See Note 9 — Mortgage Servicing for additional information.
Until December 31, 2017, for servicing assets or liabilities that we previously accounted for using the amortization method, we amortized the balances in proportion to, and over the period of, estimated net servicing income (if servicing revenues exceed servicing costs) or net servicing loss (if servicing costs exceed servicing revenues). Estimated net servicing income is primarily driven by the estimated future cash flows of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjusted MSR amortization prospectively in response to changes in estimated projections of future cash flows. We stratified servicing assets or liabilities based upon one or more of the predominant risk characteristics of the underlying portfolios and assess servicing assets or liabilities for impairment or increased obligation by determining the difference, if any, between the carrying amount and estimated fair value at each reporting date. We recognized any impairment, or increased obligation, through a valuation allowance which was adjusted to reflect subsequent changes in the measurement of impairment and reported in earnings (MSR valuation adjustments, net) in the period in which the changes occurred. We do not recognize fair value in excess of the carrying amount of servicing assets for any stratum.
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
Under the terms of our subservicing agreements, we are generally reimbursed by our subservicing clients on a monthly or more frequent basis. For those advances that have been reimbursed, i.e., that are off-balance sheet, if a loss contingency is probable and reasonably estimable, we recognize a loss contingency accrual for the amount of advances deemed uncollectible caused by our failure to comply with the subservicing agreements or our servicing practices. We report such loss contingency within Other liabilities - Liability for indemnification obligations.
Loans Held for Sale
Loans held for sale include forward and reverse mortgage loans that we do not intend to hold until maturity. We report loans held for sale at either fair value or the lower of cost or fair value computed on an aggregate basis. For loans we measure at the lower of cost or fair value, we account for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Other, net, in the consolidated statements of operations in the period in which the change occurs. For loans that we elected to measure at fair value on a recurring basis, we report changes in fair value in Gain on loans held for sale, net in the consolidated statements of operations in the period in which the changes occur. These loans are expected to be sold into the secondary market to the GSEs, into Ginnie Mae guaranteed securitizations or to third-party investors.
We report any gain or loss on the transfer of loans held for sale in Gain on loans held for sale, net in the consolidated statements of operations along with the changes in fair value of the loans and the gain or loss on any related derivatives. When loans are sold or securitized with servicing retained, the gain on sale includes the MSR retained as non-cash proceeds at the date of sale. We include all changes in loans held for sale and related derivative balances in operating activities in the consolidated statements of cash flows.
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
We have elected to fair value future draw commitments for HECM loans purchased or originated after December 31, 2018. The estimated fair value is included in Loans held for investment on our consolidated balance sheet with changes in fair value recognized in Reverse mortgage revenue, net in our consolidated statement of operations. The value of future draw commitments for HECM loans purchased or originated before January 1, 2019 is recognized as the draws are securitized or sold.
Upfront costs and fees related to loans held for investment, including broker fees, are recognized in Reverse mortgage revenue, net in the statement of operations as incurred and are not capitalized. Premiums on loans purchased via the correspondent channel are capitalized upon origination because they represent part of the purchase price. However, the loans are subsequently measured at fair value on a recurring basis.
We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) in Financing liabilities and recognize no gain or loss on the transfer. We measure the HECM loans and HMBS-related borrowings at fair value on a recurring basis. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Reverse mortgage revenue, net in our consolidated statements of operations. Included in net fair value changes on the HECM loans and related HMBS borrowings are the net interest income that we expect to be collected on the HECM loans and the interest expense that we expect to be paid on the HMBS-related borrowings. In addition, reverse mortgage revenue, net includes the fair value changes of the interest rate lock commitments related to reverse mortgage loans. We report originations and collections of HECM loans in investing activities in the consolidated statements of cash flows. We report net fair value gains on HECM loans and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Proceeds from securitizations of HECM loans and payments on HMBS-related borrowings are included in financing activities in the consolidated statements of cash flows.
Transfers of Financial Assets and MSRs
We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations and create liquidity, we may sell servicing advances, MSRs or the right to receive certain servicing fees relating to MSRs (Rights to MSRs).
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

Premises and Equipment
We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on a straight-line basis as follows:

Computer software	2 – 3 years
Computer hardware	3 years
Buildings	40 years
Leasehold improvements	Term of the lease not to exceed useful life
Right of Use (ROU) assets	Term of the lease not to exceed useful life
Furniture and fixtures	5 years
Office equipment	5 years
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
Stock-Based Compensation
We initially measure the cost of employee services received in exchange for a stock-based award as the fair value of the award on the grant date. For awards which must be settled in cash and are therefore classified as liabilities rather than equity in the consolidated balance sheet, fair value is subsequently remeasured and fair value changes are reported as compensation expense at each reporting date. For equity awards with a service condition, we recognize the cost as compensation expense ratably over the vesting period. For equity awards with a market condition, we recognize the cost as compensation expense ratably over the expected life of the option that is derived from an options pricing model. When equity awards with a market condition meet their vesting requirements, any unrecognized compensation at the vesting date is recognized ratably over the vesting period. For equity awards with both a market condition and a service condition for vesting, we recognize cost as compensation expense over the requisite service period for each tranche of the award using the graded-vesting method.
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
In December 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118), which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act (Tax Act) signed into law by the President of the United States on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (ASC) 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We adopted the guidance of SAB 118 as of December 31, 2017. We finalized our provisional amounts recognized under SAB 118 in the fourth quarter of 2018. See Note 20 — Income Taxes for additional information.
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
The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. Our assessment considers information including, but not limited to, our financial condition, liquidity sources, obligations coming due within one year after the financial statements are issued, funds necessary to maintain current operations and any negative financial trends or other indicators of possible financial difficulty, including adverse regulatory or legal proceedings, adverse counterparty actions or rating agency decisions, and our client concentration.
Based on our evaluation, we have determined that there are no conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements for the year ended December 31, 2019 are issued.
Accounting Standards Adopted in 2019
Leases (ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01)
This ASU requires a lessee to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet, regardless of whether the lease is classified as a finance or operating lease.
We adopted the new leasing guidance on January 1, 2019, and we elected practical expedients permitted by the new standard which provided us transition relief when assessing leases that commenced prior to the adoption date, including determining whether existing contracts are or contain leases, the classification of such leases as operating or financing, and the accounting for initial direct costs. No adjustments were made to comparative prior periods.

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
Our leases include non-cancelable operating leases for premises and equipment with maturities extending to 2025, exclusive of renewal option periods. At lease commencement and renewal date, we estimate the ROU assets and lease liability at present value using our estimated incremental borrowing rate, which was 7.5% on the initial recognition date of January 1, 2019. We elected to recognize ROU assets and lease liabilities that arise from short-term leases.
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
We amortize the balance of the ROU assets and recognize interest on the lease liability that we report in Occupancy and equipment expense in our consolidated statements of operations. Our lease liability represents the present value of the lease payments and is reduced as we make cash payments on our lease obligations. Our ROU lease assets are evaluated for impairment, in accordance with ASC 360, Premises and Equipment, at each reporting date.
Subsequent to adoption, we made the decision to vacate six leased properties prior to the contractual maturity date of the lease agreements. As a result of our plan to vacate the office space, we accelerated the recognition of amortization on the ROU assets based on the shortened remaining useful life of the leases. During 2019, we recorded total accelerated amortization and other expenses of $8.3 million related to these leases in Occupancy and equipment expense in our consolidated statements of operations.
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
Accounting Standards Issued but Not Adopted in 2019
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13 and ASU 2019-04)
This ASU will require more timely recording of credit losses on loans and other financial instruments. This standard aligns the accounting with the economics of lending by requiring banks and other lending institutions to immediately record the full amount of credit losses that are expected in their loan portfolios. The new guidance requires an organization to measure all expected credit losses for financial assets and certain off-balance sheet credit exposures at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
We will adopt this standard on January 1, 2020 by applying the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. As permitted by this standard, we will make an irrevocable fair value election for certain financial instruments within the scope of the standard, including the future draw commitments for HECM loans that are not accounted at fair value (i.e., those purchased or originated before January 1, 2019). We expect to record a $47.0 million cumulative-effect transition gain adjustment (before income taxes) to retained earnings as of January 1, 2020 to reflect the fair value of these financial instruments. We do not expect any significant tax effect of this adjustment as the increase in the deferred tax liability is expected to be offset by a corresponding decrease to the valuation allowance. We currently do not expect the transition adjustment related to financial instruments for which we are not electing the fair value option to result in a significant adjustment to the opening balance of retained earnings.
Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
This ASU modifies the disclosure requirements for fair value measurements in FASB ASC Topic 820, Fair Value Measurement. The main provisions in this ASU include removal of the following disclosure requirements: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels and 3) the valuation processes for Level 3 fair value measurements. This standard adds disclosure requirements to report the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and for certain unobservable inputs an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.
Our adoption of this standard on January 1, 2020 did not have a material impact on our consolidated financial statements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date.
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
Upon adoption of this standard on January 1, 2020, we elected to apply the amendments in this ASU prospectively to all implementation costs incurred subsequent to that date. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.

Compensation - Retirement Benefits - Defined Benefit Plans: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)
This ASU modifies the disclosure requirements for defined benefit plans in FASB ASC Subtopic 715-20, Compensation-Retirement Benefits-Defined Benefit Plans-General. The main provisions in this ASU include removal of the following disclosure requirements: 1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, 2) the amount and timing of plan assets expected to be returned to the employer, 3) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and 4) the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.
This ASU adds disclosure requirements to report 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU clarifies disclosure requirements in paragraph 715-20-50-3, which state that the 1) projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and 2) accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets should be disclosed for defined benefit plans.
Our adoption of this standard on January 1, 2020 did not have a material impact on our consolidated financial statements. Upon adoption, we elected to apply the amendments in this ASU prospectively.
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
We recognized a bargain purchase gain, net of tax, of $63.7 million ($64.0 million in 2018) in connection with the acquisition. The bargain purchase gain results from the fair value of PHH’s net assets exceeding the purchase price we paid. The purchase price we negotiated contemplated that PHH would incur losses after the acquisition date. To the extent those losses are realized, they are included in our consolidated statements of operations.
Costs incurred in connection with the transaction are expensed as incurred and are reported in Professional services in the consolidated statements of operations. Such costs were $13.7 million during 2018.
Purchase Price Allocation
The purchase price allocation provided in the table below reflects the final determination of the fair value of assets acquired and liabilities assumed in the acquisition of PHH, with the excess of total identifiable net assets over total consideration paid recorded as a bargain purchase gain. Independent valuation specialists conducted analyses to assist management in determining the fair value of certain acquired assets and assumed liabilities. Management is responsible for these third-party valuations and appraisals. The methodologies that we use and key assumptions that we made to estimate the fair value of the acquired assets and assumed debt are described in Note 5 — Fair Value.

Purchase Price Allocation	October 4, 2018	Adjustments	Final
Cash	$423,088	$—	$423,088
Restricted cash	38,813	—	38,813
MSRs	518,127	—	518,127
Advances	96,163	(96)	96,067
Loans held for sale	42,324	358	42,682
Receivables	46,838	—	46,838
Premises and equipment	15,203	—	15,203
Real estate owned (REO)	3,289	—	3,289
Other assets	6,293	—	6,293
Assets related to discontinued operations	2,017	—	2,017
Financing liabilities (MSRs pledged, at fair value)	(481,020)	—	(481,020)
Other secured borrowings	(27,594)	—	(27,594)
Senior notes (Senior unsecured notes)	(120,624)	—	(120,624)
Accrued legal fees and settlements	(9,960)	—	(9,960)
Other accrued expenses	(36,889)	—	(36,889)
Loan repurchase and indemnification liability	(27,736)	—	(27,736)
Unfunded pension liability	(9,815)	—	(9,815)
Other liabilities	(34,131)	(643)	(34,774)
Liabilities related to discontinued operations	(21,954)	—	(21,954)
Total identifiable net assets	422,432	(381)	422,051
Total consideration paid to seller	(358,396)	—	(358,396)
Bargain purchase gain	$64,036	$(381)	$63,655
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
Pro Forma Results of Operations (Unaudited)
The following table presents supplemental pro forma information for Ocwen as if the PHH Acquisition occurred on January 1, 2017. Pro forma adjustments include:

•
Increase (decrease) in MSR valuation adjustments, net of $24.4 million and $(16.9) million in 2018 and 2017, respectively, to conform the accounting for MSRs to the valuation policies of Ocwen related to acquired MSRs;

•
Adjust interest expense for a total net impact of $30.6 million and $(73.8) million in 2018 and 2017, respectively. The pro forma adjustments primarily pertain to fair value adjustments of $31.4 million and $(79.3) million in 2018 and 2017, respectively, related to the assumed MSR secured liability using valuation assumptions consistent with Ocwen's methodology;

•	Report the bargain purchase gain of $63.7 million as if the acquisition had occurred in 2017 rather than 2018;

•	Report Ocwen and PHH acquisition-related charges of $18.5 million for professional services as if they had been incurred in 2017 rather than 2018;

•	Adjust depreciation expense to amortize internally developed software acquired from PHH on a straight-line basis based on a useful life of three years;

•
Adjust revenue for a total net increase of $120.6 million and $134.6 million in 2018 and 2017, respectively, which primarily include adjusting servicing and subservicing fees for $127.7 million and $97.0 million in 2018 and 2017, respectively, to gross up activity related to PHH MSRs sold accounted for as secured borrowings consistent with Ocwen’s presentation. The offset to these adjustments are interest income and interest expense, with no net effect on earnings.

•
Income tax benefit of $0.3 million and $0.2 million in 2018 and 2017, respectively, to record lower 2018 current federal tax under the new base erosion and anti-abuse tax (BEAT) provision of the Tax Act assuming Ocwen and PHH would file a consolidated federal tax return beginning January 1, 2017 and the benefit of the additional acquisition-related charges as if they had been incurred in 2017, based on management’s estimate of the blended applicable statutory tax rates and observing the continued need for a valuation allowance.

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

Note 3 — Cost Re-Engineering Plan
In February 2019, we announced our intention to execute cost re-engineering opportunities in order to drive stronger financial performance and, in the longer term, simplify our operations. Our cost re-engineering plans extend beyond eliminating redundant costs through the integration process and address organizational, process and control redesign and automation, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Costs for this plan include severance, retention and other incentive awards, facilities-related costs and other costs to execute the reorganization. While we continue to pursue additional cost re-engineering initiatives, this cost re-engineering plan announced in February 2019 was completed by December 31, 2019 and our remaining liability at December 31, 2019 is $11.9 million.
The following table provides a summary of the aggregate activity of the liability for the re-engineering plan costs, including the detail of the $65.0 million total cost incurred in the year ended December 31, 2019:

	Employee-related	Facility-related	Other	Total
Beginning balance	$—	$—	$—	$—
Charges (1)	35,704	10,133	19,133	64,970
Payments / Other	(29,449)	(7,202)	(16,414)	(53,065)
Ending balance (2)	$6,255	$2,931	$2,719	$11,905

(1)
The expenses were all incurred within the Corporate Items and Other segment. Employee-related costs and facility-related costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the consolidated statement of operations. Other costs are primarily reported in Professional services expense and Other expenses.

(2)	The liability for re-engineering plan costs at December 31, 2019 is included in Other liabilities (Other accrued expenses).
Note 4 — Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements using special purpose entities (SPEs) or VIEs into three groups: (1) securitizations of residential mortgage loans, (2) financings of advances and (3) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 14 — Borrowings.
We have determined that the SPEs created in connection with our match funded advance financing facilities are VIEs for which we are the primary beneficiary.

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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2019	2018	2017
Proceeds received from securitizations	$1,248,837	$1,290,682	$3,256,625
Servicing fees collected (1)	50,326	45,046	41,509
Purchases of previously transferred assets, net of claims reimbursed	(4,602)	(4,395)	(5,948)
	$1,294,561	$1,331,333	$3,292,186

(1)
We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the consolidated statements of operations.

In connection with these transfers, we retained MSRs of $7.5 million, $8.3 million and $20.7 million during 2019, 2018 and 2017, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	December 31,
	2019	2018
Carrying value of assets
MSRs, at fair value	$109,581	$132,774
Advances and match funded advances	141,829	138,679
UPB of loans transferred	14,490,984	15,600,971
Maximum exposure to loss	$14,742,394	$15,872,424
At December 31, 2019 and 2018, 7.7% and 8.3%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
We make transfers to these SPEs in accordance with the terms of our advance financing facility agreements. Debt service accounts require us to remit collections on pledged advances to the trustee within two days of receipt. Collected funds that are not applied to reduce the related match funded debt until the payment dates specified in the indenture are classified as debt service accounts within Restricted cash in our consolidated balance sheets. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest, as well as amounts set aside as required by our warehouse facilities as security for our obligations under the related agreements. The funds are held in interest earning accounts and those amounts related to match funded advance facilities are held in the name of the SPE created in connection with the facility.
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
MSR Financings
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
At December 31, 2019, $147.7 million was outstanding under this facility which is included in Other secured borrowings, net on our consolidated balance sheet. See Note 14 — Borrowings for additional information. The carrying value of the pledged MSRs was $245.5 million at December 31, 2019. At December 31, 2019, $0.9 million of unamortized debt issuance costs related to this facility are included in Other assets, $0.1 million of accrued interest payable related to this facility are included in Other liabilities and $0.1 million of debt service account related to this facility are included in Restricted cash. The assets and liabilities of the trusts include amounts due to or from affiliates which are eliminated in consolidation in our consolidated balance sheets.
On November 26, 2019, we issued $100.0 million Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 Class A (PLS Notes) secured by certain of PMC’s private label MSRs (PLS MSRs). PMC PLS ESR Issuer LLC (PLS Issuer) was established in this connection as a wholly owned subsidiary of PMC. PMC entered into an MSR Excess Spread Participation Agreement with PLS Issuer. PMC created a participation interest in the Excess Servicing Fees, related float and REO fees pursuant to which the holder of the participation interest will be entitled to receive such Excess Servicing Fees, related float and REO fees. PMC holds the MSRs and services the loans which create the related excess cash flows pledged under the MSR Excess Spread Participation Agreement. “Excess Servicing Fees” shall mean: “with respect to each servicing agreement and any collection period, an amount equal to the total Servicing Fees payable under such servicing agreement for such collection period minus the product of 13.0 basis points multiplied by the unpaid principal balance of the related mortgage loans for such servicing agreement as of the first day of such collection period.” PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. PMC sold a participation certificate representing certain economic interests in the PLS MSRs and in order to secure its obligations under the participation certificate, it granted a security interest to PLS Issuer in the PLS MSRs. The PLS Issuer assigned the security interest in the PLS MSRs to the collateral agent for the noteholders. Ocwen guarantees the obligations of PLS Issuer under the facility.
We determined that PLS Issuer is a VIE for which we are the primary beneficiary. Therefore, we have included PLS Issuer in our consolidated financial statements effective November 26, 2019. We have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance given that we are the servicer of the MSRs that result in cash flows to PLS Issuer. In addition, PMC has designed PLS Issuer at inception to facilitate the funding for general corporate purposes. Separately, in return for the participation interests, PMC received the proceeds from issuance of the PLS Notes. PMC is the sole member of PLS Issuer, thus PMC has the obligation to absorb the losses of the VIE that could be potentially significant to the VIE.
At December 31, 2019, $94.4 million was outstanding under this facility which is included in Other secured borrowings on our consolidated balance sheet. See Note 14 — Borrowings for additional information. The carrying value of the pledged MSRs was $146.2 million at December 31, 2019. At December 31, 2019, $1.2 million of unamortized debt issuance costs related to the PLS Notes is reported as a reduction to the secured borrowing liability, $0.1 million of accrued interest payable related to this facility are included in Other liabilities and a $3.0 million debt service account related to this facility is included in Restricted cash. The assets and liabilities of PLS Issuer include amounts due to or from affiliates which are eliminated in consolidation in our consolidated balance sheets.
Mortgage-Backed Securitizations
The table below presents the carrying value and classification of the assets and liabilities of two consolidated mortgage-backed securitization trusts included in our consolidated balance sheet as a result of residual securities issued by the trust that we acquired during the third quarter of 2018.

	December 31,
	2019	2018
Loans held for investment, at fair value - Restricted for securitization investors	$23,342	$26,520
Financing liability - Owed to securitization investors, at fair value	22,002	24,815
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
Holders of the debt issued by the two securitization trust entities have recourse only to the assets of the SPE for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual securities of the trusts, our MSRs and related advances.

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
We have elected to fair value future draw commitments for HECM loans purchased or originated after December 31, 2018. The estimated fair value is included in Loans held for investment on our consolidated balance sheets with changes in fair value recognized in Reverse mortgage revenue, net in our consolidated statements of operations. The value of future draw commitments for HECM loans purchased or originated before January 1, 2019 is recognized as the draws are securitized or sold.
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		December 31,
		2019		2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale
Loans held for sale, at fair value (a)	2	$208,752	$208,752	$176,525	$176,525
Loans held for sale, at lower of cost or fair value (b)	3	66,517	66,517	66,097	66,097
Total Loans held for sale		$275,269	$275,269	$242,622	$242,622
Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$6,269,596	$6,269,596	$5,472,199	$5,472,199
Loans held for investment - Restricted for securitization investors (a)	3	23,342	23,342	26,520	26,520
Total loans held for investment		6,292,938	6,292,938	5,498,719	5,498,719

Advances (including match funded), net (c)	3	1,056,523	1,056,523	1,186,676	1,186,676
Receivables, net (c)	3	201,220	201,220	198,262	198,262
Mortgage-backed securities (a)	3	2,075	2,075	1,502	1,502
U.S. Treasury notes (a)	1	—	—	1,064	1,064
Corporate bonds (a)	2	441	441	450	450

		December 31,
		2019		2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Match funded liabilities (c)	3	$679,109	$679,507	$778,284	$776,485
Financing liabilities:
HMBS-related borrowings (a)	3	$6,063,435	$6,063,435	$5,380,448	$5,380,448
Financing liability - MSRs pledged (Rights to MSRs) (a)	3	950,593	950,593	1,032,856	1,032,856
Financing liability - Owed to securitization investors (a)	3	22,002	22,002	24,815	24,815
Other (c)	3	—	—	4,419	4,419
Total Financing liabilities		$7,036,030	$7,036,030	$6,442,538	$6,442,538
Other secured borrowings:
Senior secured term loan (c) (d)	2	$322,758	$324,643	$226,825	$227,449
Other (c)	3	703,033	686,146	221,236	204,864
Total Other secured borrowings		$1,025,791	$1,010,789	$448,061	$432,313
Senior notes:
Senior unsecured notes (c) (d)	2	$21,046	$13,821	$119,924	$119,258
Senior secured notes (c) (d)	2	290,039	256,201	328,803	306,889
Total Senior notes		$311,085	$270,022	$448,727	$426,147

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a)	2	$4,878	$4,878	$3,871	$3,871
Forward trades - Loans held for sale (a)	1	(92)	(92)	(4,983)	(4,983)
TBA / Forward mortgage-backed securities (MBS) trades - MSR hedging (a)	1	1,121	1,121	—	—
Interest rate caps (a)	3	—	—	678	678

MSRs (a)	3	$1,486,395	$1,486,395	$1,457,149	$1,457,149

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not measured, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 14 — Borrowings for additional information.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securitiza - tion Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Year Ended December 31, 2019
Beginning balance	$5,472,199	$(5,380,448)	$26,520	$(24,815)	$1,502	$(1,032,856)	$678	$1,457,149
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	(1,276)	—	162,300
Issuances	1,026,154	(962,113)	—	—	—	—	—	—
Sales	—	—	—	—	—	(44)	—	(4,344)
Settlements	(558,720)	549,600	(3,178)	2,813	—	214,364	—	(7,309)
Transfers (to) from:
Loans held for sale, at fair value	(1,892)	—	—	—	—	—	—	—
Receivables, net	(327)	—	—	—	—	—	—	—
Other assets	(513)	—	—	—	—	—	—	—
	464,702	(412,513)	(3,178)	2,813	—	213,044	—	150,647

Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value (1)	332,430	(270,473)	—	—	573	(152,986)	(678)	(121,401)
Calls and other	—	—	—	—	—	22,205	—	—
	332,430	(270,473)	—	—	573	(130,781)	(678)	(121,401)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$6,269,331	$(6,063,434)	$23,342	$(22,002)	$2,075	$(950,593)	$—	$1,486,395

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securitiza - tion Investors	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Year Ended December 31, 2018
Beginning balance	$4,715,831	$(4,601,556)	$—	$—	$1,592	$(508,291)	$2,056	$671,962
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	(667)	95	13,712
Recognized (assumed) in connection with the acquisition of PHH	—	—	—	—	—	(481,020)	—	518,127
Issuances (2)	920,476	(948,917)	—	—	—	(279,586)	—	—
Consolidation of mortgage-backed securitization trusts	—	—	28,373	(26,643)	—	—	—	—
Sales	—	—	—	—	—	—	—	(6,240)
Settlements	(400,521)	391,985	(1,853)	1,828	—	211,766	(371)	(5,880)
Transfers (to) from:
MSRs carried at amortized cost, net of valuation allowance	—	—	—	—	—	—	—	418,925
Loans held for sale, at fair value	(1,039)	—	—	—	—	—	—	—
Receivables, net	(158)	—	—	—	—	—	—	—
Other assets	(411)	—	—	—	—	—	—	—
	518,347	(556,932)	26,520	(24,815)	—	(549,507)	(276)	938,644
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value (2)	238,021	(221,960)	—	—	(90)	19,269	(1,102)	(153,457)
Calls and other	—	—	—	—	—	5,673	—	—
	238,021	(221,960)	—	—	(90)	24,942	(1,102)	(153,457)
Transfers in and / or out of Level 3	—	—	—	—	—	—	—	—
Ending balance	$5,472,199	$(5,380,448)	$26,520	$(24,815)	$1,502	$(1,032,856)	$678	$1,457,149

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Mortgage-Backed Securities	Financing Liability - MSRs Pledged	Derivatives	MSRs
Year Ended December 31, 2017
Beginning balance	$3,565,716	$(3,433,781)	$8,342	$(477,707)	$1,836	$679,256
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	655	—
Issuances (3)	1,277,615	(1,281,543)	—	(54,601)	—	(2,214)
Sales	—	—	—	—	—	(540)
Settlements	(444,388)	418,503	—	59,190	(445)	—
Transfers (to) from:
Loans held for sale, at fair value	(3,803)	—	—	—	—	—
Receivables, net	(3,583)	—	—	—	—	—
Other assets	(1,929)	—	—	—	—	—
	823,912	(863,040)	—	4,589	210	(2,754)
Total realized and unrealized gains (losses) (4)
Included in earnings
Change in fair value (3)	326,203	(304,735)	(6,750)	(41,282)	10	(4,540)
Calls and other	—	—	—	6,109	—	—
	326,203	(304,735)	(6,750)	(35,173)	10	(4,540)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$4,715,831	$(4,601,556)	$1,592	$(508,291)	$2,056	$671,962

(1)
The change in fair value adjustments on Loans held for investment for 2019 include $12.2 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018.

(2)	On January 18, 2018, Ocwen received a lump-sum payment of $279.6 million in accordance with terms of the agreements with NRZ. See Note 10 — Rights to MSRs.

(3)	On September 1, 2017, Ocwen transferred MSRs with UPB of $15.9 billion to NRZ and received a lump-sum payment of $54.6 million. See Note 10 — Rights to MSRs.

(4)
Total gains (losses) attributable to derivative financial instruments still held at December 31, 2019 and 2018 and 2017 were $(0.7) million, $(1.1) million and $0.1 million for 2019, 2018 and 2017, respectively. Total losses for 2019, 2018 and 2017 attributable to MSRs still held at December 31, 2019, 2018 and 2017 were $98.1 million, $153.5 million and $4.5 million, respectively.

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
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic early buyouts (EBO) and loan resolution activity as part of our contractual obligations as the servicer of the loans. Modified and EBO loans are classified as loans held for sale at the lower of cost or fair value as we expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations (in the case of modified loans) or sell the loans to a private investor (in the case of EBO loans). The fair value of these loans is estimated using published forward Ginnie Mae prices or existing sale contracts. Loans repurchased in connection with loan resolution activities are classified as receivables. Because these loans are insured or guaranteed by the FHA or VA, the fair value of these loans represents the net recovery value taking into consideration the insured or guaranteed claim.

We report all other loans held for sale at the lower of cost or fair value. When we enter into an agreement to sell a loan or pool of loans to an investor at a set price, we value the loan or loans at the commitment price, unless facts and circumstances exist that could impact deal economics, at which point we use judgment to determine appropriate adjustments to recorded fair value, if any. We determine the fair value of loans for which we have no agreement to sell on the expected future cash flows discounted at a rate commensurate with the risk of the estimated cash flows.
Loans Held for Investment
Loans Held for Investment - Reverse Mortgages
We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans purchased or originated after December 31, 2018. Significant assumptions include expected future draws and prepayment and delinquency rates and cumulative loss curves. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated reverse mortgage loans, expected duration of the asset and current market interest rates.

	December 31,
Significant valuation assumptions	2019	2018
Life in years
Range	2.4 to 7.8	3.0 to 7.6
Weighted average	6.0	5.9
Conditional repayment rate
Range	7.8% to 28.3%	6.8% to 38.4%
Weighted average	14.6%	14.7%
Discount rate	2.8%	3.4%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly lower or higher fair value, respectively. The effects of changes in the assumptions used to value the loans held for investment, excluding future draw commitments, are largely offset by the effects of changes in the assumptions used to value the HMBS-related borrowings that are associated with these loans.
Loans Held for Investment – Restricted for securitization investors
We have elected to measure loans held by consolidated mortgage-backed securitization trusts at fair value. The loans are secured by first liens on single family residential properties. Fair value is based on proprietary cash flow modeling processes from a third-party broker/dealer and a third-party valuation expert. Significant assumptions used in the valuation include projected monthly payments, projected prepayments and defaults, property liquidation values and discount rates.
MSRs
We determine the fair value of MSRs primarily using discounted cash flow methodologies. The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments.
We engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and a prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our verification and analytical procedures, provide reasonable assurance that the prices used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.

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
MSRs are carried at fair value and classified within Level 3 of the valuation hierarchy. The fair value is determined using the mid-point of the range of prices provided by third-party valuation experts, without adjustment, except in the event we have a potential or completed sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is recorded at the estimated sale price. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and are contemplated along with other market-based transactions in their model validation.
A change in valuation inputs or assumptions may result in a significantly higher or lower fair value measurement. Changes in market interest rates predominantly impact the fair value for Agency MSRs via prepayment speeds by altering the borrower refinance incentive and the non-Agency MSRs due to the impact on advance costs. Other key assumptions used in the valuation of these MSRs include delinquency rates and discount rates.

	December 31,
Significant valuation assumptions	2019		2018
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	11.7%	12.2%	8.5%	15.4%
Weighted average delinquency rate	3.2%	27.3%	6.6%	27.1%
Advance financing cost	5-year swap	5-yr swap plus 2.00%	5-year swap	5-yr swap plus 2.75%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.3%	11.3%	9.1%	12.8%
Weighted average cost to service (in dollars)	$85	$277	$90	$297
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs that we carry at fair value as of December 31, 2019 given hypothetical shifts in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(116,951)	$(224,689)
Weighted average discount rate	(49,463)	(95,885)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at December 31, 2019 are increased prepayment speeds and an increase in the yield assumption.
Advances
We value advances and match funded advances at their net realizable value, which generally approximates fair value. Servicing advances have no stated maturity and do not bear interest. Principal and interest advances are generally realized within a relatively short period of time. The timing of recovery of taxes, insurance and other corporate advances depends on the underlying loan attributes, performance, and in many cases, foreclosure or liquidation timeline. The fair value adjustment to servicing advances associated with the estimated time to recover such advances is separately measured and reported as a component of the fair value of the associated MSR, consistent with actual market transactions. Refer to MSRs above for a description of the valuation methodology and assumptions related to the cost of financing servicing advances and discount rate, among other factors. The fair value of advances and match funded advances does not include the fair value of any servicer advance commitments that is included and measured as a component of the fair value of the associated MSR.

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

	December 31,
Significant valuation assumptions	2019	2018
Life in years
Range	2.4 to 7.8	3.0 to 7.6
Weighted average	6.0	5.9
Conditional repayment rate
Range	7.8% to 28.3%	6.8% to 38.4%
Weighted average	14.6%	14.7%
Discount rate	2.7%	3.3%
Significant increases or decreases in any of these assumptions in isolation would result in a significantly higher or lower fair value.
MSRs Pledged (Rights to MSRs)
We have elected to measure and record these borrowings at fair value. We recognize the proceeds received in connection with Rights to MSRs transactions as a secured borrowing that we account for at fair value. We determine the fair value of the pledged MSR liability following a similar approach as for the associated pledged MSRs. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs is determined using the mid-point of the range of prices provided by third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR.

	December 31,
Significant valuation assumptions	2019	2018
Weighted average prepayment speed	11.9%	13.9%
Weighted average delinquency rate	20.3%	20.3%
Advance financing cost	5-year swap plus 0% to 2.00%	5-year swap plus 0% to 2.75%
Interest rate for computing float earnings	5-year swap minus 0% to 0.50%	5-year swap minus 0% to 0.50%
Weighted average discount rate	10.7%	12.0%
Weighted average cost to service (in dollars)	$223	$234
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
Financing Liability – Owed to Securitization Investors
Consists of securitization debt certificates due to third parties that represent beneficial ownership interests in mortgage-backed securitization trusts that we include in our consolidated financial statements. We determine fair value using the measurement alternative to ASC Topic 820, Fair Value Measurement as disclosed in Note 4 — Securitizations and Variable Interest Entities. In accordance with the measurement alternative, the fair value of the consolidated securitization debt certificates is measured as the fair value of the loans held by the trust less the fair value of the beneficial interests held by us in the form of residual securities.
Other Secured Borrowings
The carrying value of secured borrowings that bear interest at a rate that is adjusted regularly based on a market index approximates fair value. For other secured borrowings that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. For the SSTL, we base the fair value on valuation data obtained from a pricing service.
Secured Notes
In 2014, we issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. In 2019, we issued Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 notes secured by certain of PMC’s private label MSRs. We determine the fair value of these notes based on bid prices provided by third parties involved in the issuance and placement of the notes.
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

Note 6 — Loans Held for Sale

Loans Held for Sale - Fair Value	Years Ended December 31,
	2019	2018	2017
Beginning balance	$176,525	$214,262	$284,632
Originations and purchases	1,168,885	944,627	2,678,372
Proceeds from sales	(1,124,247)	(1,019,211)	(2,785,422)
Principal collections	(23,116)	(20,774)	(4,867)
Acquired in connection with the acquisition of PHH	—	42,324	—
Transfers from (to):
Loans held for investment, at fair value	1,892	1,038	3,803
Receivables	(2,480)	(1,132)	—
REO (Other assets)	(2,520)	(1,886)	—
Gain on sale of loans	25,253	34,724	35,429
(Decrease) increase in fair value of loans	(589)	(13,435)	151
Other	(10,851)	(4,012)	2,164
Ending balance (1)	$208,752	$176,525	$214,262

(1)	At December 31, 2019, 2018 and 2017, the balances include $(7.8) million, $(7.2) million and $5.0 million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Years Ended December 31,
	2019	2018	2017
Beginning balance	$66,097	$24,096	$29,374
Purchases	320,089	770,563	1,016,791
Proceeds from sales	(221,471)	(569,718)	(861,569)
Principal collections	(11,304)	(15,413)	(10,207)
Transfers from (to):
Receivables, net	(104,635)	(155,586)	(171,797)
REO (Other assets)	(4,116)	(2,355)	(875)
Gain on sale of loans	4,974	3,659	11,683
Decrease (increase) in valuation allowance	4,926	(4,251)	2,746
Other	11,957	15,102	7,950
Ending balance (1)	$66,517	$66,097	$24,096

(1)
At December 31, 2019, 2018 and 2017, the balances include $60.6 million, $51.8 million and $19.6 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to Receivables.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Years Ended December 31,
	2019	2018	2017
Beginning balance	$11,569	$7,318	$10,064
Provision	2,537	4,033	3,109
Transfer from Liability for indemnification obligations (Other liabilities)	403	2,021	3,246
Sales of loans	(7,866)	(1,824)	(9,415)
Other	—	21	314
Ending balance	$6,643	$11,569	$7,318

	Years Ended December 31,
Gains on Loans Held for Sale, Net	2019	2018	2017
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$7,458	$7,412	$20,900
Gain on sale of forward mortgage loans	25,310	34,216	35,445
Gain on sale of repurchased Ginnie Mae loans	4,764	3,659	11,683
	37,532	45,287	68,028
Change in fair value of IRLCs	756	3,809	(3,089)
Change in fair value of loans held for sale	3,005	(11,569)	1,475
(Loss) gain on economic hedge instruments	(2,689)	136	(8,529)
Other	(304)	(327)	(702)
	$38,300	$37,336	$57,183
Note 7 — Advances

	December 31,
	2019	2018
Principal and interest	$80,229	$43,671
Taxes and insurance	92,315	160,373
Foreclosures, bankruptcy, REO and other	91,914	68,597
	264,458	272,641
Allowance for losses	(9,925)	(23,259)
	$254,533	$249,382
The following table summarizes the activity in net advances:

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$249,382	$211,793	$257,882
Asset acquisition	1,457	—	—
Acquired in connection with the acquisition of PHH	—	96,163	—
Transfers to match funded advances	—	(71,623)	—
Sales of advances	(11,791)	(32,081)	(444)
Collections of advances, charge-offs and other, net	2,151	51,924	(67,132)
Net decrease (increase) in allowance for losses (1)	13,334	(6,794)	21,487
Ending balance	$254,533	$249,382	$211,793

Allowance for Losses	Years Ended December 31,
	2019	2018	2017
Beginning balance	$23,259	$16,465	$37,952
Provision	3,220	5,732	21,429
Net charge-offs and other (1)	(16,554)	1,062	(42,916)
Ending balance	$9,925	$23,259	$16,465

(1)	Net change for the year ended December 31, 2019 includes $18.0 million allowance related to sold advances presented in Other liabilities (Liability for indemnification obligations).

Note 8 — Match Funded Assets

	December 31,
	2019	2018
Advances:
Principal and interest	$334,617	$412,897
Taxes and insurance	330,068	374,853
Foreclosures, bankruptcy, REO and other	137,305	149,544
	$801,990	$937,294
The following table summarizes the activity in match funded assets:

	Years Ended December 31,
	2019	2018		2017
	Advances	Advances	Automotive Dealer Financing Notes	Advances	Automotive Dealer Financing Notes
Beginning balance	$937,294	$1,144,600	$32,757	$1,451,964	$—
Transfers from advances	—	71,623	—	—	—
Transfer (to) from Other assets	—	—	(36,896)	—	25,180
Sales	—	—	—	(691)	—
New advances (collections), net	(135,304)	(278,929)	1,504	(306,673)	10,212
Decrease (increase) in allowance for losses	—	—	2,635	—	(2,635)
Ending balance	$801,990	$937,294	$—	$1,144,600	$32,757

Note 9 — Mortgage Servicing

Mortgage Servicing Rights – Amortization Method	Years Ended December 31,
	2018	2017
Beginning balance	$336,882	$363,722
Fair value election - transfer to MSRs carried at fair value (1)	(361,670)	—
Additions recognized in connection with asset acquisitions	—	1,658
Additions recognized on the sale of mortgage loans	—	20,738
Sales	—	(1,066)
Servicing transfers and adjustments	—	252
	(24,788)	385,304
Decrease in impairment valuation allowance (1) (2)	24,788	3,366
Amortization (1)	—	(51,788)
Ending balance	$—	$336,882

Estimated fair value at end of year	$—	$418,745

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

(2)
Impairment of MSRs is recognized in MSR valuation adjustments, net in the consolidated statements of operations for 2017. Impairment valuation allowance balance of $24.8 million was reclassified to reduce the carrying value of the related MSRs on January 1, 2018 in connection with our fair value election.

Mortgage Servicing Rights – Fair Value Measurement Method	Years Ended December 31,
	2019			2018			2017
	Agency	Non-Agency	Total	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$865,587	$591,562	$1,457,149	$11,960	$660,002	$671,962	$13,357	$665,899	$679,256
Fair value election - Transfer from MSRs carried at amortized cost	—	—	—	336,882	—	336,882	—	—	—
Cumulative effect of fair value election	—	—	—	82,043	—	82,043	—	—	—
Sales	(3,578)	(766)	(4,344)	(4,748)	(1,492)	(6,240)	—	(540)	(540)
Additions:
Recognized on the sale of residential mortgage loans	8,795	—	8,795	8,279	—	8,279	162	—	162
Recognized in connection with the acquisition of PHH	—	—	—	494,348	23,779	518,127	—	—	—
Purchase of MSRs	153,505	—	153,505	5,433	—	5,433	—	—	—
Servicing transfers and adjustments	—	(7,309)	(7,309)	(1,047)	(4,833)	(5,880)	—	(2,376)	(2,376)
Changes in fair value (1):
Changes in valuation inputs or other assumptions	(171,050)	265,003	93,953	11,558	(5,705)	5,853	243	86,721	86,964
Realization of expected future cash flows and other changes	(139,253)	(76,101)	(215,354)	(79,121)	(80,189)	(159,310)	(1,802)	(89,702)	(91,504)
Ending balance	$714,006	$772,389	$1,486,395	$865,587	$591,562	$1,457,149	$11,960	$660,002	$671,962

(1)	Changes in fair value are recognized in MSR valuation adjustments, net in the consolidated statements of operations.
Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios as measured by UPB. The UPB amounts in the table below are not included on our consolidated balance sheets.

	UPB at December 31,
	2019	2018	2017
Servicing (1)	$76,657,932	$72,378,693	$75,469,327
Subservicing (1)	17,120,905	53,104,560	2,063,669
NRZ (1) (2)	118,587,594	130,517,237	101,819,557
	$212,366,431	$256,000,490	$179,352,553

(1)
UPB at December 31, 2018 includes $6.3 billion, $51.3 billion and $42.3 billion UPB of loans serviced, subserviced or subserviced on behalf of NRZ, respectively, added to the portfolio in connection with the PHH acquisition.

(2)
UPB of loans for which the Rights to MSRs have been sold to NRZ, including $57.7 billion for which third-party consents have been received and the MSRs have been transferred to NRZ (the MSRs remain on balance sheet as the transactions do not achieve sale accounting treatment). At December 31, 2019, the $118.6 billion NRZ UPB includes $6.6 billion of loans that are subserviced on behalf of NRZ and were added in 2019 by NRZ to the PMC subservicing agreement. This $6.6 billion loan UPB is not included in the MSR loan UPB or associated Rights to MSRs - See Note 10 — Rights to MSRs.
On February 20, 2020, we received a notice of termination from NRZ with respect to the subservicing agreement between NRZ and PMC, which accounted for 20% of our servicing portfolio UPB at December 31, 2019. See Note 28 — Subsequent Events.
We acquired MSRs on portfolios with a UPB of $14.6 billion and $144.1 million during 2019 and 2018, respectively. We also sold MSRs with a UPB of $140.8 million, $901.3 million and $219.4 million during 2019, 2018 and 2017, respectively.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
At December 31, 2019, the S&P Global Ratings, Inc.’s (S&P) and Fitch Ratings, Inc.’s (Fitch) servicer ratings outlook for both PMC is stable. Downgrades in servicer ratings could adversely affect our ability to service loans, sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. As a result of our current servicer ratings, termination rights have been triggered in some non-Agency servicing agreements. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
The geographic concentration of the UPB of residential loans and real estate we serviced at December 31, 2019 was as follows:

	Amount	Count
California	$47,350,699	189,959
New York	19,557,621	90,805
Florida	16,366,372	121,875
New Jersey	10,921,867	57,182
Texas	10,073,637	100,868
Other	108,096,235	859,254
	$212,366,431	1,419,943

	Years Ended December 31,
Servicing Revenue	2019	2018	2017
Loan servicing and subservicing fees
Servicing	$227,490	$227,639	$259,640
Subservicing	15,459	8,904	7,775
NRZ	577,015	539,039	549,411
	819,964	775,582	816,826
Late charges	57,194	61,453	61,763
Home Affordable Modification Program (HAMP) fees (1)	5,538	14,312	43,310
Custodial accounts (float earnings)	47,562	40,115	25,237
Loan collection fees	15,539	18,392	22,770
Other	29,710	27,229	21,691
	$975,507	$937,083	$991,597

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

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $1.7 billion, $1.7 billion and $1.5 billion at December 31, 2019, 2018 and 2017, respectively.
Note 10 — Rights to MSRs
Ocwen and PMC have entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. In the case of Ocwen Rights to MSRs transactions, while the majority of the risks and rewards of ownership were transferred in 2012 and 2013, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. In the case of the PMC transactions, and for those Ocwen MSRs where consents were subsequently received and legal title was transferred to NRZ, due to the length of the non-cancellable term of the subservicing agreements, the transactions do not qualify as a sale and are accounted for as secured financings. As a result, we continue to recognize the MSRs and related financing liability on our consolidated balance sheets, as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our consolidated statements of operations. Changes in fair value of the Rights to MSRs are recognized in MSR valuation adjustments, net in the consolidated statements of operations. Changes in fair value of the MSR related financing liability are reported in Pledged MSR liability expense.
The following tables present selected assets and liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our NRZ agreements.

	Years Ended December 31,
	2019	2018	2017
Balance Sheets
MSRs, at fair value	$915,148	$894,002	$499,042
Due from NRZ (Receivables)
Sales and transfers of MSRs (1)	24,167	23,757	—
Advance funding, subservicing fees and reimbursable expenses	9,197	30,845	14,924
	$33,364	$54,602	$14,924

Due to NRZ (Other liabilities)	$63,596	$53,001	$98,493
Financing liability - MSRs pledged, at fair value
Original Rights to MSRs Agreements	$603,046	$436,511	$499,042
2017 Agreements and New RMSR Agreements (2)	35,445	138,854	9,249
PMC MSR Agreements	312,102	457,491	—
	$950,593	$1,032,856	$508,291

Statements of Operations
Servicing fees collected on behalf of NRZ	$577,015	$539,039	$549,411
Less: Subservicing fee retained	139,343	142,334	295,192
Net servicing fees remitted to NRZ	437,672	396,705	254,219

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	(229,198)	171	(83,300)
2017 Agreements and New RMSR Agreements	(5,866)	14,369	42,018
PMC MSR Agreements	82,078	4,729	—
	(152,986)	19,269	(41,282)

	Years Ended December 31,
	2019	2018	2017
Runoff and settlement:
Original Rights to MSRs Agreements	48,729	58,837	57,264
2017 Agreements and New RMSR Agreements	101,003	134,509	1,926
PMC MSR Agreements	64,631	18,420	—
	214,363	211,766	59,190

Other	4,206	(6,000)	—

Pledged MSR liability expense	$372,089	$171,670	$236,311

(1)
Balance represents the holdback of proceeds from PMC MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. These sales were executed by PMC prior to the acquisition date.

(2)	$35.4 million income is expected to be recognized for the year ended December 31, 2020 as a reduction in the pledged MSR liability.

	Year Ended December 31, 2019
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning balance	$436,511	$138,854	$457,491	$1,032,856
Additions	—	—	1,276	1,276
Sales	—	—	44	44
Changes in fair value:
Original Rights to MSRs Agreements	229,198	—	—	229,198
2017 Agreements and New RMSR Agreements	—	5,866	—	5,866
PMC MSR Agreements	—	—	(82,078)	(82,078)
Runoff and settlement:
Original Rights to MSRs Agreements	(48,730)	—	—	(48,730)
2017 Agreements and New RMSR Agreements	—	(101,003)	—	(101,003)
PMC MSR Agreements	—	—	(64,631)	(64,631)
Calls (1):
Original Rights to MSRs Agreements	(13,933)	—	—	(13,933)
2017 Agreements and New RMSR Agreements	—	(8,272)	—	(8,272)
PMC MSR Agreements	—	—	—	—
Ending balance	$603,046	$35,445	$312,102	$950,593

	Year Ended December 31, 2018
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning balance	$499,042	$9,249	$—	$508,291
Additions	—	—	667	667
Assumed in connection with the acquisition of PHH	—	—	481,020	481,020
Receipt of lump-sum cash payments	—	279,586	—	279,586
Changes in fair value:
Original Rights to MSRs Agreements	(171)	—	—	(171)
2017 Agreements and New RMSR Agreements	—	(14,369)	—	(14,369)
PMC MSR Agreements	—	—	(4,729)	(4,729)
Runoff and settlement:
Original Rights to MSRs Agreements	(58,837)	—	—	(58,837)
2017 Agreements and New RMSR Agreements	—	(134,509)	—	(134,509)
PMC MSR Agreements	—	—	(18,420)	(18,420)
Calls (1):	—	—	—
Original Rights to MSRs Agreements	(3,523)	—	—	(3,523)
2017 Agreements and New RMSR Agreements	—	(1,103)	—	(1,103)
PMC MSR Agreements	—	—	(1,047)	(1,047)
Ending balance	$436,511	$138,854	$457,491	$1,032,856

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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in the Original Rights to MSRs Agreements. The July 23, 2017 agreements, as amended, include a Master Agreement, a Transfer Agreement and the Subservicing Agreement between Ocwen and New Residential Mortgage LLC (NRM), a subsidiary of NRZ, relating to non-agency loans (the NRM Subservicing Agreement) (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the remaining MSRs that were subject to the Original Rights to MSRs Agreements and under which Ocwen would subservice mortgage loans underlying the MSRs for an initial term ending July 2022 (the Initial Term).
On January 18, 2018, the parties entered into new agreements (including a Servicing Addendum) regarding the Rights to MSRs related to MSRs that remained subject to the Original Rights to MSRs Agreements as of January 1, 2018 and amended the Transfer Agreement (collectively, New RMSR Agreements) to accelerate the implementation of certain parts of our arrangements in order to achieve the intent of the 2017 Agreements sooner. Under the new agreements, following receipt of the required consents and transfer of the MSRs, Ocwen subservices the mortgage loans underlying the transferred MSRs pursuant to the 2017 Agreements and the August 2018 subservicing agreement with NewRez LLC dba Shellpoint Mortgage Servicing (Shellpoint) described below.
Ocwen received lump-sum cash payments of $54.6 million and $279.6 million in September 2017 and January 2018 in accordance with the terms of the 2017 Agreements and New RMSR Agreements, respectively. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements and the New RMSR Agreements. We recognized the cash received as a financing liability that we are accounting for at fair value through the remaining term of the original agreements (April 2020). Changes in fair value are recognized in Pledged MSR liability expense in the consolidated statements of operations.
On August 17, 2018, Ocwen and NRZ entered into certain amendments (i) to the New RMSR Agreements to include Shellpoint, a subsidiary of NRZ, as a party to which legal title to the MSRs could be transferred after related consents are received, (ii) to add a Subservicing Agreement between Ocwen and Shellpoint relating to non-agency loans (the Shellpoint Subservicing Agreement), (iii) to add an Agency Subservicing Agreement between Ocwen and NRM relating to agency loans (the Agency Subservicing Agreement), and (iv) to conform the New RMSR Agreements and the NRM Subservicing Agreement to certain of the terms of the Shellpoint Subservicing Agreement and the Agency Subservicing Agreement.
At any time during the Initial Term, NRZ may terminate the Subservicing Agreements and Servicing Addendum for convenience, subject to Ocwen’s right to receive a termination fee and 180 days’ notice. The termination fee is calculated as specified in the Subservicing Agreements and Servicing Addendum, and is a discounted percentage of the expected revenues that would be owed to Ocwen over the remaining contract term based on certain portfolio run off assumptions.
Following the Initial Term, NRZ may extend the term of the Subservicing Agreements and Servicing Addendum for additional three-month periods by providing proper notice. Following the Initial Term, the Subservicing Agreements and Servicing Addendum can be cancelled by Ocwen on an annual basis. NRZ and Ocwen have the ability to terminate the Subservicing Agreements and Servicing Addendum for cause if certain specified conditions occur. The terminations must be terminations in whole (i.e., cover all the loans under the relevant Subservicing Agreement or Servicing Addendum) and not in part, except for limited circumstances specified in the agreements. In addition, if NRZ terminates any of the NRM or Shellpoint Subservicing Agreements or the Servicing Addendum for cause, the other agreements will also terminate automatically.
Under the terms of the Subservicing Agreements and Servicing Addendum, in addition to a base servicing fee, Ocwen receives certain ancillary fees, primarily late fees, loan modification fees and Speedpay® fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. NRZ receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as being entitled to receive certain real estate owned (REO) related income including REO referral commissions.
As of December 31, 2019, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $76.1 billion, including $18.5 billion for which title has not transferred to NRZ. We and NRZ are currently discussing various alternative arrangements for the servicing of these MSRs. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $18.5 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
In addition, as noted above, during the Initial Term, NRZ has the right to terminate the $18.5 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.

PMC Transactions
On December 28, 2016, PMC entered into an agreement to sell substantially all of its MSRs, and the related servicing advances, to NRM (the 2016 PMC Sale Agreement). In connection with this agreement, on December 28, 2016, PMC also entered into a subservicing agreement with NRZ, which was subsequently amended and restated as of March 29, 2019 (together with the 2016 PMC Sale Agreement, the PMC MSR Agreements). The PMC subservicing agreement has an initial term of three years from the initial transaction date of June 16, 2017, subject to certain transfer and termination provisions.
The PMC subservicing agreement generates revenue based on a schedule of fees per loan per month that includes revenue adjustments for delinquent loans to cover the incremental cost associated with servicing such loans. As of December 31, 2019, Ocwen serviced 278,909 loans (with a UPB of $35.5 billion) under this arrangement, excluding loans added by NRZ in 2019, and recorded servicing fee revenues for 2019 and 2018 of $28.8 million and $7.4 million, respectively. In addition to the $35.5 billion in UPB of loans in the PMC subservicing agreement for which the MSR sale transaction did not achieve sale accounting treatment, PMC is also subservicing loans with approximately $6.6 billion in UPB at December 31, 2019 that NRZ added to the PMC subservicing agreement after NRZ acquired the MSRs from an unrelated party during 2019. Consistent with a subservicing relationship, no MSR or pledged MSR liability is recorded on our consolidated balance sheets for the $6.6 billion loan UPB.
Through its acquisition of PHH on October 4, 2018, Ocwen added MSRs with $42.3 billion UPB related to the 2016 PMC Sale Agreement. As of December 31, 2019, $2.7 billion UPB of MSRs and related advances remain to be sold to NRZ under this agreement. Ocwen and NRZ are in discussions regarding the disposition of these remaining assets.
Subject to the payment of the applicable deboarding fee and proper notice, NRZ has the right to terminate an amount not to exceed 25% of the underlying mortgage loans (not including loans added by NRZ in 2019) being subserviced during the period from June 2019 through the end of the initial term in June 2020. The PMC subservicing agreement automatically renews for successive one-year terms unless either party provides notice of non-renewal in accordance with the PMC subservicing agreement, which is 180 days’ notice in the case of NRZ and nine months’ notice in the case of PMC. NRZ and PMC each also has the right to terminate the PMC subservicing agreement after the initial term without cause subject to 180 days’ notice in the case of NRZ and nine months’ notice in the case of PMC and, if NRZ elects to terminate, NRZ’s payment of deboarding fees. NRZ and PMC each has the ability to terminate the subservicing agreement for cause if certain specified conditions occur.
On February 20, 2020, we received a notice of termination from NRZ with respect to the subservicing agreement between NRZ and PMC, which accounted for 20% of our servicing portfolio UPB at December 31, 2019. See Note 28 — Subsequent Events.
Note 11 — Receivables

	December 31,
	2019	2018
Servicing-related receivables:
Government-insured loan claims	$122,557	$105,258
Due from custodial accounts	27,175	9,060
Due from NRZ:
Sales and transfers of MSRs	24,167	23,757
Advance funding, subservicing fees and reimbursable expenses	9,197	30,845
Reimbursable expenses	13,052	11,508
Other	4,970	7,754
	201,118	188,182
Income taxes receivable	37,888	45,987
Other receivables	20,086	17,672
	259,092	251,841
Allowance for losses	(57,872)	(53,579)
	$201,220	$198,262
At December 31, 2019 and 2018, the allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations and not subsequently sold to third-party investors (government-insured loan claims) was $56.9 million and $52.5 million at December 2019 and 2018, respectively. This allowance represents management’s estimate of incurred losses and is maintained at a level that management considers adequate based upon continuing assessments of collectibility, current trends, and historical loss experience.

Allowance for Losses - Government-Insured Loan Claims	Years Ended December 31,
	2019	2018	2017
Beginning balance	$52,497	$53,340	$53,258
Provision	29,034	37,352	40,424
Charge-offs and other, net	(24,663)	(38,195)	(40,342)
Ending balance	$56,868	$52,497	$53,340
Note 12 — Premises and Equipment

	December 31,
	2019	2018
Computer hardware	$32,747	$34,240
Operating lease right-of-use assets	31,329	—
Computer software	24,377	46,029
Leasehold improvements	22,019	27,798
Buildings	8,550	9,689
Office equipment	6,929	7,370
Furniture and fixtures	3,506	4,674
Other	44	818
	129,501	130,618
Less accumulated depreciation and amortization	(91,227)	(97,201)
	$38,274	$33,417

Note 13 — Other Assets

	December 31,
	2019	2018
Contingent loan repurchase asset	$492,900	$302,581
Other prepaid expenses	21,996	27,647
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Prepaid lender fees, net (1)	8,647	6,589
REO	8,556	7,368
Derivatives, at fair value	6,007	4,552
Deferred tax assets, net	2,169	5,289
Security deposits	2,163	2,278
Mortgage-backed securities, at fair value	2,075	1,502
Interest-earning time deposits	390	1,338
Other	3,164	5,250
	$563,240	$379,567

(1)	We amortize these costs to the earlier of the scheduled amortization date, contractual maturity date or prepayment date of the debt.

Note 14 — Borrowings

Match Funded Liabilities				December 31, 2019		December 31, 2018
Borrowing Type	Maturity (1)	Amorti-zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Dec. 2049	Dec. 2020	$9,445	3.36	$190,555	4.06	$216,559
Advance Receivables Backed Notes - Series 2016-T2 (5)	Aug. 2049	Aug. 2019	—	—	—	2.99	235,000
Advance Receivables Backed Notes, Series 2018-T1 (5)	Aug. 2049	Aug. 2019	—	—	—	3.50	150,000
Advance Receivables Backed Notes, Series 2018-T2 (5)	Aug. 2050	Aug. 2020	—	—	—	3.81	150,000
Advance Receivables Backed Notes, Series 2019-T1 (5)	Aug. 2050	Aug. 2020	—	2.62	185,000	—	—
Advance Receivables Backed Notes, Series 2019-T2 (5)	Aug. 2051	Aug. 2021	—	2.53	285,000	—	—
Total Ocwen Master Advance Receivables Trust (OMART)			9,445	2.79	660,555	3.56	751,559
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (6)	Jun. 2050	Jun. 2020	41,446	3.53	18,554	5.03	26,725
			$50,891	2.81%	$679,109	3.61%	$778,284

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

(2)
Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At December 31, 2019, none of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral.

(3)	1ML was 1.76% and 2.50% at December 31, 2019 and 2018, respectively.

(4)
On December 12, 2019, we renewed this facility through December 11, 2020 and borrowing capacity was reduced from $225.0 million to $200.0 million, with interest computed based on the lender’s cost of funds plus a margin. At December 31, 2019, the weighted average interest margin was 136 bps.

(5)
On August 14, 2019, we issued two fixed-rate term notes of $185.0 million (Series 2019 T-1) and $285.0 million (Series 2019-T2) with amortization dates of August 17, 2020 and August 16, 2021, respectively, for a total combined borrowing capacity of $470.0 million. The weighted average rate of the notes at December 31, 2019 is 2.57% with rates on the individual classes of notes ranging from 2.42% to 4.44%. The Series 2016-T2, 2018-T1 and 2018-T2 fixed-rate term notes were all redeemed on August 15, 2019.

(6)
On June 6, 2019, we renewed this facility through June 5, 2020 and borrowing capacity was reduced from $65.0 million to $60.0 million with interest computed based on the lender’s cost of funds plus a margin. At December 31, 2019, the weighted average interest margin was 157 bps.

Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As of December 31, 2019, we were the servicer of Rights to MSRs sold to NRZ pertaining to $18.5 billion in UPB, which excludes those Rights to MSRs where legal title has transferred to NRZ. NRZ’s associated outstanding servicing advances as of such date were approximately $704.2 million. Should NRZ’s advance financing facilities fail to perform as envisaged or should NRZ otherwise be unable to meet its advance funding obligations, our liquidity, financial condition, result of operations and business could be materially and adversely affected. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. See Note 10 — Rights to MSRs for additional information.

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

Financing Liabilities				Outstanding Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Maturity	2019	2018
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$6,063,435	$5,380,448

Other Financing Liabilities
MSRs pledged (Rights to MSRs), at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	603,046	436,511
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	35,445	138,854
PMC MSR Agreements	MSRs	(4)	(4)	312,102	457,491
				950,593	1,032,856
Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (5)	Loans held for investment	(5)	(5)	9,794	11,012
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (5)	Loans held for investment	(5)	(5)	12,208	13,803
				22,002	24,815
Advances pledged (6)	Advances on loans	(6)		—	4,419
Total Other financing liabilities				972,595	1,062,090

				$7,036,030	$6,442,538

(1)
Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS which did not qualify for sale accounting treatment of HECM loans. Under this accounting treatment, the HECM loans securitized with Ginnie Mae remain on our consolidated balance sheet and the proceeds from the sale are recognized as a secured liability. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid. We elected to record the HMBS-related borrowings at fair value consistent with the related HECM loans. Changes in fair value are reported within Reverse mortgage revenue, net.

(2)
This pledged MSR liability is recognized due to the accounting treatment of MSR sale transactions with NRZ which did not qualify as sales for accounting purposes. Under this accounting treatment, the MSRs transferred to NRZ remain on the consolidated balance sheet and the proceeds from the sale are recognized as a secured liability. This financing liability has no contractual maturity or repayment schedule. We elected to record the liability at fair value consistent with the related MSRs. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows underlying the related MSRs. Changes in fair value are reported within Pledged MSR liability expense, and are offset by corresponding changes in fair value of the MSR pledged to NRZ within MSR valuation adjustments, net.

(3)
This financing liability arose in connection with lump sum payments of $54.6 million received upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ in September 2017. In connection with the execution of the New RMSR Agreements in January 2018, we received a lump sum payment of $279.6 million as compensation for foregoing certain payments under the Original Rights to MSRs Agreements. The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows. The expected maturity of the liability is April 30, 2020, the date through which we were scheduled to be the servicer on loans underlying the Rights to MSRs per the Original Rights to MSRs Agreements.

(4)
Represents a liability for sales of MSRs to NRZ which did not qualify for sale accounting treatment and are accounted for as a secured borrowing which we assumed in connection with the acquisition of PHH. Under this accounting treatment, the MSRs transferred to NRZ remain on the consolidated balance sheet and the proceeds from the sale are recognized as a secured liability. We elected to record the liability at fair value consistent with the related MSRs.

(5)
Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our consolidated financial statements, as more fully described in Note 4 — Securitizations and Variable Interest Entities. The holders of these certificates have no recourse against the assets of Ocwen. The certificates in the INDX 2004-AR11 Trust pay interest based on variable rates which are generally based on weighted average net mortgage rates and which range between 3.39% and 3.85% at

December 31, 2019. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the INDX 2004-AR11 Trust and RAST 2003-A11 Trust have maturity dates extending through November 2034 and October 2033, respectively.

(6)
Certain sales of advances did not qualify for sales accounting treatment and were accounted for as a financing. This financing liability has no contractual maturity. The effective interest rate is based on 1ML plus a margin of 450 bps.

Other Secured Borrowings					Outstanding Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	2019	2018
SSTL (2)	(2)	1-Month Euro-dollar rate + 500 bps with a Eurodollar floor of 100 bps (2)	Dec. 2020	$—	$326,066	$231,500

Mortgage loan warehouse facilities
Master repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 195 - 300 bps	Sep. 2020	8,427	91,573	74,693
Participation agreements (4)	LHFS	N/A	Jul. 2019	—	—	42,331
Mortgage warehouse agreement (5)	LHFS (reverse mortgages)	1ML + 250 bps; 1ML floor of 350 bps	Aug. 2020	—	72,443	8,009
Master repurchase agreement (6)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2020	60,773	139,227	30,680
Master repurchase agreement (7)	LHFS (reverse mortgages)	Prime - 0.25% (3.75% floor)	Jan. 2020	—	898	—
Master repurchase agreement (8)	N/A	1ML + 170 bps	N/A	—	—	—
Participation agreement (9)	LHFS	(9)	Feb. 2020	—	17,304	—
Mortgage warehouse agreement (10)	LHFS (reverse mortgages)	1ML + 350 bps; 1ML floor of 525 bps	Dec. 2020	39,220	10,780	—
				108,420	332,225	155,713

Other Secured Borrowings					Outstanding Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	2019	2018
Agency MSR financing facility (11)	MSRs	1ML + 300 bps	Jun. 2020	152,294	147,706	—
Ginnie Mae MSR financing facility (12)	MSRs	1ML + 395 bps	Nov. 2021	27,680	72,320	—
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (13)	MSRs	5.07%	Nov. 2024	—	94,395	—
Ocwen Asset Servicing Income Series Notes, Series 2014-1 (14)	MSRs	(14)	Feb. 2028	—	57,594	65,523
				179,974	372,015	65,523
				$288,394	1,030,306	452,736
Unamortized debt issuance costs - SSTL and PLS Notes					(3,381)	(3,098)
Discount - SSTL					(1,134)	(1,577)
					$1,025,791	$448,061

Weighted average interest rate					4.74%	4.70%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, none of the available borrowing capacity could be used at December 31, 2019 based on the amount of eligible collateral that could be pledged.

(2)
On March 18, 2019, we entered into a Joinder and Amendment Agreement which amends the existing Amended and Restated SSTL Facility Agreement dated December 5, 2016 to provide an additional term loan of $120.0 million subject to the same maturity, interest rate and other material terms of existing borrowings under the SSTL. Effective with this amendment, the quarterly principal payment increased from $4.2 million to $6.4 million beginning March 31, 2019. See information regarding collateral in the table below.

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
On January 27, 2020, we prepaid $126.1 million of the outstanding balance at December 31, 2019 and executed an additional amendment to the SSTL which reduced the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the quarterly principal payment to $5.0 million and modified the interest rate. See Note 28 — Subsequent Events for additional information.

(3)
The maximum borrowing under this agreement is $175.0 million, of which $100.0 million is available on a committed basis and the remainder is available at the discretion of the lender. On September 27, 2019, we renewed this facility through September 25, 2020.

(4)
Effective with the mergers of Homeward Residential, Inc. (Homeward) into PMC in February 2019 and Ocwen Loan Servicing, LLC (OLS) into PMC in June 2019, the participation agreements with total uncommitted borrowing capacity of $250.0 million were terminated.

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

(6)
On December 6, 2019, we renewed this facility through December 5, 2020. The maximum borrowing under this agreement is $250.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.

(7)	Under this agreement, the lender provides financing for up to $50.0 million on an uncommitted basis. This facility expired on January 22, 2020 and was not renewed.

(8)
This agreement was originally entered into by PHH and subsequently assumed by Ocwen in connection with its acquisition of PHH. The lender provides financing for up to $200.0 million at the discretion of the lender. The agreement has no stated maturity date.

(9)
We entered into a master participation agreement on February 4, 2019 under which the lender will provide $300.0 million of borrowing capacity to PMC on an uncommitted basis. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans less 25 bps while the loans are financed under the participation agreement. On January 27, 2020, we renewed this facility through April 3, 2020.

(10)
On December 26, 2019, PMC entered into a warehouse facility. Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. The lender earns the stated interest rate of 1ML plus a margin of 350 bps .

(11)
On July 1, 2019, PMC entered into a financing facility that is secured by certain Fannie Mae and Freddie Mac MSRs. In connection with this facility, PMC entered into repurchase agreements pursuant to which PMC sold trust certificates representing certain indirect economic interests in the MSRs and agreed to repurchase such trust certificates at a future date at the repurchase price set forth in the repurchase agreements. PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. The maximum amount which we may borrow pursuant to the repurchase agreements is $300.0 million on a committed basis. The lender earns the stated interest rate of 1ML plus a margin of 300 bps. See Note 4 — Securitizations and Variable Interest Entities for additional information.

(12)
On November 26, 2019, PMC entered into a financing facility that is secured by certain Ginnie Mae MSRs. In connection with the facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under the facility are secured by a lien on the related Ginnie Mae MSRs. Ocwen guarantees the obligations of PMC under the facility. The maximum amount available to be borrowed pursuant to the facility is $27.7 million on a committed basis. The lender earns the stated interest rate of 1ML plus a margin of 395 bps.

(13)
On November 26, 2019, PMC issued the PLS Notes secured by certain of PMC’s MSRs (PLS MSRs) pursuant to a credit agreement. PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement have an initial principal amount of $100.0 million and amortize in accordance with a pre-determined schedule subject to modification under certain events. The notes have a stated coupon rate of 5.07%. See Note 4 — Securitizations and Variable Interest Entities for additional information.

(14)
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

Senior Notes			Outstanding Balance at December 31,
	Interest Rate	Maturity	2019	2018
Senior unsecured notes:
PHH (1) (2)	7.375%	Sep. 2019	$—	$97,521
PHH (2)	6.375%	Aug. 2021	21,543	21,543
			21,543	119,064

Senior secured notes (3)	8.375%	Nov. 2022	291,509	330,878
			313,052	449,942
Unamortized debt issuance costs			(1,470)	(2,075)
Fair value adjustments (2)			(497)	860
			$311,085	$448,727

(1)	On September 2, 2019, we redeemed all of the Senior unsecured notes due in September 2019, at a redemption price of 100.0% of the outstanding principal balance plus accrued and unpaid interest.

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

(3)
During July and August 2019, we repurchased a total of $39.4 million of our 8.375% Senior secured notes in the open market for a price of $34.3 million. We recognized a gain of $5.1 million on these repurchases which is reported in Gain on repurchases of senior secured notes in the consolidated statement of operations.

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
The Indenture contains certain covenants, including, but not limited to, limitations and restrictions on Ocwen’s ability and the ability of its restricted subsidiaries (including PMC as the surviving entity in the merger with OLS) to (i) incur additional debt or issue preferred stock; (ii) pay dividends or make distributions on or purchase equity interests of Ocwen (iii) repurchase or redeem subordinated debt prior to maturity; (iv) make investments or other restricted payments; (v) create liens on assets to secure debt of PMC or any Guarantor; (vi) sell or transfer assets; (vii) enter into transactions with affiliates; and (viii) enter into mergers, consolidations, or sales of all or substantially all of the assets of Ocwen and its restricted subsidiaries, taken as a whole. As of the date of the Indenture, all of Ocwen’s subsidiaries are restricted subsidiaries. The restrictive covenants set forth in the Indenture are subject to important exceptions and qualifications. Many of the restrictive covenants will be suspended if (i) the Senior Secured Notes achieve an investment grade rating from both Moody’s and S&P and (ii) no default or event of default has occurred and is continuing under the Indenture. Covenants that are suspended as a result of achieving these ratings will again apply if one or both of Moody’s and S&P withdraws its investment grade rating or downgrades the rating assigned to the Senior Secured Notes below an investment grade rating.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligation. At December 31, 2019, the S&P issuer credit rating for Ocwen was “B-”. On June 1, 2019, OLS, the borrower under the SSTL and 8.375% Senior secured notes, merged with PMC which became the successor obligor for these borrowings. As a result, on July 3, 2019, S&P withdrew the ratings of OLS and assigned a B- issuer credit rating with Negative outlook to PMC. On January 27, 2020 S&P upgraded the outlook for the issuer rating from Negative to Stable simultaneously with the closing of the SSTL transaction. On September 11, 2019 Moody’s withdrew the Caa1 corporate family rating of Ocwen as it no longer maintained any rated debt outstanding and issued a corporate family rating of Caa1 with negative outlook to PMC. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Financial covenants in certain of our debt agreements require that we maintain, among other things:

•
a 40% loan to collateral value ratio (i.e., the ratio of total outstanding loans under the SSTL to certain collateral and other assets as defined under the SSTL) as of the last date of any fiscal quarter; and

•	specified levels of tangible net worth and liquidity at the consolidated Ocwen level.
Certain new financial covenants were added as part of the amendment and extension of our SSTL which closed on January 27, 2020. These include i) maintain a minimum unencumbered asset coverage ratio (i.e., the ratio of unrestricted cash and certain first priority perfected collateral to total outstanding loans under the SSTL) as of the last day of any fiscal quarter of 200% increasing to 225% after December 31, 2020 and ii) maintain minimum unrestricted cash of $125.0 million as of the last day of each fiscal quarter.

As of December 31, 2019, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $200.0 million in consolidated tangible net worth, as defined, under certain of our match funded debt, MSR financing facilities and mortgage warehouse agreements. The most restrictive liquidity requirements were for a minimum of $100.0 million in consolidated liquidity, as defined, under certain of our match funded debt and mortgage warehouse agreements.
As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business and investment activities or raise certain types of capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and changes of control.
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
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at December 31, 2019:

		Collateral for Secured Borrowings
	Total Assets	Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse/MSR Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$428,339	$—	$—	$—	$—	$428,339
Restricted cash	64,001	17,332	—	5,944	40,725	—
MSRs (3)	1,486,395	—	915,148	575,471	—	525
Advances, net	254,533	—	—	—	28,737	225,796
Match funded assets	801,990	801,990	—	—	—	—
Loans held for sale	275,269	—	—	236,517	—	38,752
Loans held for investment	6,292,938	—	6,144,275	115,130	—	33,533
Receivables, net	201,220	—	—	24,795	—	176,425
Premises and equipment, net	38,274	—	—	—	—	38,274
Other assets	563,240	—	—	5,285	510,236	47,719
Total Assets	$10,406,199	$819,322	$7,059,423	$963,142	$579,698	$989,363

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

(3)
MSRs pledged as collateral for secured borrowings includes MSRs pledged to NRZ in connection with the Rights to MSRs transactions which are accounted for as secured financings and MSRs securing the financing facilities. Certain MSR cohorts with a negative fair value of $4.7 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $27.9 million of negative fair value related to RMBS and $23.2 million of positive fair value related to private EBO and PLS MSRs.

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

	Expected Maturity Date (1) (2) (3)
	2020	2021	2022	2023	2024	Thereafter	Total Balance	Fair Value
Match funded liabilities	$394,109	$285,000	$—	$—	$—	$—	$679,109	$679,507
Other secured borrowings	832,078	98,971	41,663	—	—	57,594	1,030,306	1,010,789
Senior notes	—	21,543	291,509	—	—	—	313,052	270,022
	$1,226,187	$405,514	$333,172	$—	$—	$57,594	$2,022,467	$1,960,318

(1)	Amounts are exclusive of any related discount, unamortized debt issuance costs or fair value adjustment.

(2)
For match funded liabilities, the Expected Maturity Date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.

(3)
Excludes financing liabilities recognized in connection with asset sales transactions accounted for as financings, including $1.0 billion recorded in connection with sales of Rights to MSRs and MSRs and $6.1 billion recorded in connection with the securitizations of HMBS. These financing liabilities have no contractual maturity and are amortized over the life of the underlying assets.

Our MSR financing facilities provide funding based on an advance rate of MSR value that is subject to periodic mark-to-market valuation adjustments. In the normal course, MSR value is expected to decline over time due to runoff of the loan balances in our servicing portfolio. As a result, we anticipate having to repay a portion of our MSR debt over a given time period. The requirements to repay MSR debt including those due to unfavorable fair value adjustment may require us to allocate a substantial amount of our available liquidity or future cash flows to meet these requirements.

Note 15 — Other Liabilities

	December 31,
	2019	2018
Contingent loan repurchase liability	$492,900	$302,581
Servicing-related obligations	88,167	41,922
Other accrued expenses	67,241	94,835
Due to NRZ - Advance collections and servicing fees	63,596	53,001
Liability for indemnification obligations	52,785	51,574
Lease liability	44,488	—
Checks held for escheat	31,959	20,686
Accrued legal fees and settlements	30,663	62,763
Liability for uncertain tax positions	17,197	13,739
Liability for unfunded pension obligation	13,383	12,683
Accrued interest payable	5,964	7,209
Liability for mortgage insurance contingency	6,820	6,820
Liability for unfunded India gratuity plan	5,331	4,904
Deferred revenue	488	4,441
Derivatives, at fair value	100	4,986
Other	21,091	21,492
	$942,173	$703,636

Accrued Legal Fees and Settlements	Years Ended December 31,
	2019	2018	2017
Beginning balance	$62,763	$51,057	$93,797
Accrual for probable losses (1)	3,011	19,774	131,113
Payments (2)	(30,356)	(12,983)	(174,941)
Assumed in connection with the acquisition of PHH	—	9,960	—
Issuance of common stock in settlement of litigation (3)	—	(5,719)	(1,937)
Net increase (decrease) in accrued legal fees	(4,884)	(1,917)	482
Other	129	2,591	2,543
Ending balance	$30,663	$62,763	$51,057

(1)
Consists of amounts accrued for probable losses in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the consolidated statements of operations.

(2)	Includes cash payments made in connection with resolved legal and regulatory matters.

(3)	See Note 16 — Equity for additional information.
Note 16 — Equity
Common Stock
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

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows:

	December 31,
	2019	2018
Unfunded pension plan obligation, net	$6,789	$3,347
Unrealized losses on cash flow hedges, net	832	979
Other	(27)	(69)
	$7,594	$4,257
Note 17 — Derivative Financial Instruments and Hedging Activities
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the years ended December 31, 2019, 2018 and 2017:

		Interest Rate Risk
		MSR Hedging	IRLCs and Loans Held for Sale	Borrowings
	IRLCs	TBA / Forward MBS Trades	Forward Trades	Interest Rate Caps
Notional balance at December 31, 2019	$232,566	$1,200,000	$60,000	$27,083

Maturity	Jan. 2020 - Mar. 2020	Jan. 2020 - Mar. 2020	Jan. 2020	May 2020

Fair value of derivative assets (liabilities) at:
December 31, 2019	$4,878	1,121	$(92)	$—
December 31, 2018	3,871	—	(4,983)	678

Gains (losses) on derivatives during the years ended:	Gain on loans held for sale, net	MSR valuation adjustments, net	Gain on loans held for sale, net	Other, net
December 31, 2019	$756	525	$(2,689)	$(358)
December 31, 2018	3,809	—	136	(841)
We report derivatives at fair value in Other assets or in Other liabilities on our consolidated balance sheets. Derivative instruments are generally entered into as economic hedges against changes in the fair value of a recognized asset or liability and are not designated as hedges for accounting purposes. We report the changes in fair value of such derivative instruments in the same line item in the consolidated statement of operations as the changes in fair value of the related asset or liability. For all other derivative instruments not designated as a hedging instrument, we report changes in fair value in Other, net.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. We have not entered into any forward exchange contracts during the reported periods to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. Foreign currency remeasurement exchange gains (losses) were $(0.2) million, $(3.2) million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, and are reported in Other, net in the consolidated statements of operations.
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

Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio to interest rate changes. We define our net MSR portfolio exposure as follows:

•	our more interest rate-sensitive Agency MSR portfolio,

•	less the Agency MSRs subject to our agreements with NRZ (See Note 10 — Rights to MSRs),

•	less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings, and

•	less the net value of our held for sale loan portfolio and interest rate lock commitments (pipeline).
We determine and monitor daily a hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At December 31, 2019, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure.
We use forward trades of MBS or Agency TBAs with different banking counterparties as hedging instruments that are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations.
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
Match Funded Liabilities
When required by our advance financing arrangements, we purchase interest rate caps to minimize future interest rate exposure from increases in the interest on our variable rate debt as a result of increases in the index, such as 1ML, which is used in determining the interest rate on the debt. We currently do not hedge our fixed-rate debt.
Note 18 — Interest Income

	Years Ended December 31,
	2019	2018	2017
Loans held for sale	$14,669	$10,756	$11,100
Interest earning cash deposits and other	2,435	2,850	1,796
Automotive dealer financing notes	—	420	3,069
	$17,104	$14,026	$15,965

Note 19 — Interest Expense

	Years Ended December 31,
	2019	2018	2017
Senior notes	$31,804	$31,280	$29,806
Match funded liabilities	26,902	31,870	47,624
Other secured borrowings	46,278	35,412	45,099
Financing liabilities	—	66	635
Other	9,145	4,743	3,763
	$114,129	$103,371	$126,927

Note 20 — Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which made broad and complex changes to the U.S. federal corporate income tax rules. The Tax Act amends the Internal Revenue Code to reduce tax rates, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings, among other provisions. For businesses, the Tax Act reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. The Tax Act significantly changed the taxation of U.S.-based multinational corporations.
The reduction in the statutory U.S. federal rate is expected to positively impact our future U.S. after-tax earnings. However, the ultimate impact is subject to the effect of other complex provisions in the Tax Act (including the BEAT, Global Intangible Low-Taxed Income (GILTI), and revised interest deductibility limitations). The U.S. Treasury Department, the U.S. Internal Revenue Service and state tax authorities have issued and are expected to continue to issue guidance on how the provisions of the Tax Act will be applied or otherwise administered. As regulations and guidance evolve with respect to the Tax Act, the results of newly issued guidance could be adverse and may differ from previous estimates. As such, we are continuing to evaluate the impact of the new U.S. tax legislation, including recently issued regulations on our global tax position.
SAB 118 Measurement Period
We applied the guidance in SAB 118 when accounting for the enactment date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes; therefore, we recorded provisional amounts related to the one-time deemed repatriation tax (Transition Tax) liability related to the undistributed earnings of certain foreign subsidiaries that were not previously taxed and adjusted deferred tax assets and liabilities to account for the reduction in the statutory U.S. federal rate. As of December 31, 2018, we had completed our accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018, we recognized adjustments to the provisional amounts recorded at December 31, 2017, which produced changes in the amount of deferred tax assets recorded in the U.S. and USVI jurisdictions. As the net deferred tax assets in these jurisdictions have full valuation allowances, the adjustments to the provisional amounts recorded under SAB 118 did not have an impact on our consolidated statements of financial position or consolidated statements of operations.
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
Deferred Tax Assets & Liabilities
As a result of the reduction in the corporate income tax rate, we revalued our U.S. and USVI net deferred tax assets at December 31, 2017. In 2017, we recorded a provisional decrease to our net deferred tax assets in the U.S. and USVI jurisdictions of $36.1 million and $26.6 million, respectively, due to the change in the corporate tax rate. Upon further analysis of certain aspects of the Tax Act as well as notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service and refinement of our calculations during 2018, we adjusted our provisional amount by recording an increase to our net deferred tax assets in the U.S. and USVI jurisdictions of $6.0 million and $4.6 million, respectively. This increase resulted in a net decrease to the deferred tax assets in 2018 in the U.S. and USVI jurisdictions of $30.1 million and $22.0 million, respectively. As the net deferred tax assets in these jurisdictions have full valuation allowances, the revaluation of our net deferred tax assets did not have any impact on our consolidated balance sheets or consolidated statements of operations.
Global Intangible Low-Taxed Income (GILTI)
The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because we were evaluating the provision of GILTI at December 31, 2017, we recorded no GILTI-related deferred taxes in 2017. After further consideration in 2018, we elected to account for GILTI in the year the tax is incurred.
For income tax purposes, the components of loss from continuing operations before taxes were as follows:

	Years Ended December 31,
	2019	2018	2017
Domestic	$(93,487)	$11,477	$(75,143)
Foreign	(33,004)	(82,953)	(68,830)
	$(126,491)	$(71,476)	$(143,973)
The components of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$873	$(7,670)	$(21,859)
State	4,460	356	(3,938)
Foreign	7,181	11,132	9,550
	12,514	3,818	(16,247)
Deferred:
Federal	(40,429)	23,991	27,289
State	(914)	319	702
Foreign	11,993	(4,252)	2,719
Provision for (reversal of) valuation allowance on deferred tax assets	32,470	(23,347)	(29,979)
	3,120	(3,289)	731
Total	$15,634	$529	$(15,516)
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

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate as follows:

	Years Ended December 31,
	2019	2018	2017
Expected income tax expense (benefit) at statutory rate (1)	$(26,563)	$(15,010)	$(50,391)
Differences between expected and actual income tax expense (2):
Bargain purchase gain disallowance	80	(13,448)	—
Revaluation of deferred tax assets related to legal entity mergers	(25,509)	—	—
Reduction in tax attributes for Section 382 & 383 limitations	—	55,668	—
U.S. Tax Reform - Change in Federal rate	—	(10,666)	62,758
U.S. Tax Reform - Transition Tax	—	14,412	34,846
U.S. Tax Reform - BEAT Tax	(555)	1,076	—
U.S. Tax Reform - GILTI inclusion	11,859	—	—
Foreign tax differential including effectively connected income (3)	15,979	22,990	(12,140)
Provision for (reversal of) liability for uncertain tax positions	4,198	(3,987)	(16,925)
Provision for (reversal of) valuation allowance on deferred tax assets (4)	32,470	(23,347)	(29,979)
Provision for liability for intra-entity transactions (5)	—	—	2,484
State tax, after Federal tax benefit	(784)	675	(3,938)
Excess tax benefits from share-based compensation	381	(356)	(3,701)
Other permanent differences	66	122	(267)
Foreign tax credit (generation) utilization	263	(25,601)	—
Executive compensation disallowance	1,344	959	221
Subpart F income	—	3,222	2,824
Other provision to return differences	1,242	(6,559)	221
Other	1,163	379	(1,529)
Actual income tax expense (benefit)	$15,634	$529	$(15,516)

(1)	The U.S. Federal corporate income tax rate is 21% beginning January 1, 2018 and was 35% until December 31, 2017.

(2)
ASC 740-10-50 and SEC Regulation S-X, Rule 4-08(h) require the disclosure of significant reconciling items in the effective tax rate reconciliation schedule. We have prepared the 2019 effective tax rate reconciliation consistent with prior years, taking into account the materiality of reconciling items, comparability with prior years and the usefulness of the information.

(3)
The foreign tax differential includes expense recognized in 2019 and a benefit recognized in 2018 and 2017 for taxable income or losses earned by Ocwen Mortgage Servicing, Inc. (OMS) prior to the merger of OMS into OVIS in 2019 as disclosed below, which are taxable in the U.S. as effectively connected income (ECI). The impact of ECI to income tax expense (benefit) for 2019, 2018 and 2017 was $2.6 million, $(3.3) million and $(28.5) million, respectively.

(4)
The benefit recorded for the provision for valuation allowance in 2017 relates primarily to the reduction in the valuation allowance necessary as a result of revaluing our deferred tax assets due to U.S. tax reform and the reduction in the corporate tax rate. This benefit is partially offset by an increase in valuation allowance necessary for current year losses.

(5)
ASU 2016-16 requires an entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. Previously, recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset had been sold to an outside party. We adopted this standard on a modified retrospective basis on January 1, 2018 by recording a cumulative-effect reduction of $5.6 million to retained earnings.

Net deferred tax assets were comprised of the following:

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards - federal and foreign	$64,817	$31,587
Net operating loss carryforwards and credits - state and local	70,254	—
Reserve for servicing exposure	7,711	10,331
Accrued other liabilities	6,377	8,966
Foreign deferred assets	3,620	7,142
Partnership losses	7,029	6,681
Stock-based compensation expense	5,297	5,610
Interest expense disallowance	12,423	4,773
Intangible asset amortization	4,946	4,579
Accrued incentive compensation	5,063	4,527
Accrued legal settlements	6,028	4,350
Bad debt and allowance for loan losses	2,530	3,498
Tax residuals and deferred income on tax residuals	2,885	2,905
Foreign tax credit	94	357
Lease liabilities	5,459	580
Deferred income	8,493	—
Other	8,708	8,252
	221,734	104,138
Deferred tax liabilities
Mortgage servicing rights amortization	16,358	27,860
Foreign undistributed earnings	1,615	2,059
Other	1,151	804
	19,124	30,723
	202,610	73,415
Valuation allowance	(200,441)	(68,126)
Deferred tax assets, net	$2,169	$5,289
As of December 31, 2019, we had a deferred tax asset, net of deferred tax liability, including $199.5 million in the U.S.
Valuation Allowances
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. Both the U.S. and USVI jurisdictions are in a three-year cumulative loss position as of December 31, 2019. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a valuation allowance of $199.5 million and $46.3 million on our U.S. net deferred tax assets at December 31, 2019 and 2018, respectively, and a valuation allowance of $0.4 million and $21.3 million on our USVI net deferred tax assets at December 31, 2019 and 2018, respectively. These U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Net Operating Loss Carryforwards
At December 31, 2019, we had U.S. NOL carryforwards of $306.5 million. In addition to our historic NOL carryforwards, this amount includes U.S. NOL carryforwards of $125.7 million acquired in connection with the acquisition of PHH. At December 31, 2019, we had state NOL and tax credit carryforwards valued at $70.3 million, including state NOLs and tax credits acquired in connection with the acquisition of PHH of $54.3 million. All of the acquired tax attributes were fully offset by a valuation allowance.
These U.S. federal and state NOL carryforwards will expire beginning 2020 through 2039 with U.S. federal NOLs generated after 2017 never expiring. We believe that it is more likely than not that the benefit from certain U.S. federal and state NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $64.4 million and $70.3 million on the deferred tax assets relating to the U.S. federal and state NOL carryforwards, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2019 will be accounted for as a reduction of income tax expense. Additionally, $334.5 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we have, therefore, reflected the tax-effect of this attribute as a $12.9 million income taxes receivable. We also have U.S. capital loss carryforwards of $7.6 million at December 31, 2019 against which a valuation allowance has been recorded.
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
We have evaluated whether we experienced an ownership change, as defined under Section 382, and determined that an ownership change did occur in the U.S. jurisdiction in January 2015 and in December 2017, which also results in an ownership change under Section 382 in the USVI jurisdiction. In addition, a Section 382 ownership change occurred at PHH when Ocwen acquired the stock of PHH in October 2018. PHH was a loss corporation as defined under Section 382 at the date of the acquisition. PHH also had an existing Section 382 ownership change on March 31, 2018. For certain states, an additional Section 382 ownership change occurred on August 9, 2017. These Section 382 ownership changes may limit our ability to fully utilize NOLs, tax credit carryforwards, deductions and/or certain built-in losses that existed as of each respective ownership change date in various jurisdictions.
Due to the Section 382 and 383 limitations and the maximum carryforward period for our NOLs and tax credits, we will be unable to fully recognize certain deferred tax assets. Accordingly, as of December 31, 2018, we reduced our gross deferred tax asset related to our U.S. federal and USVI NOLs by $160.9 million, our foreign tax credit deferred tax asset by $29.5 million, and corresponding valuation allowance by $55.7 million. The realization of all or a portion of our remaining deferred income tax assets (including NOLs and tax credits) is dependent upon the generation of future taxable income during the statutory carryforward periods. In addition, the limitation on the utilization of our NOL and tax credit carryforwards could result in Ocwen incurring a current tax liability in future tax years. Our inability to utilize our pre-ownership change NOL carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows.
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
Ocwen has performed its analysis of the rules under Section 382 and, based on all currently available information, identified it experienced an ownership change for Section 382 purposes in January 2015 and December 2017. Prior to 2018, Ocwen was aware of shareholder activity in 2015 and 2017 that may have caused a Section 382 ownership change(s) but determined that additional information could potentially be obtained from certain shareholders that would indicate a Section 382 ownership change had not occurred. In completing this analysis, Ocwen identified several shareholders that filed a schedule 13G during the period disclosing a greater than 5-percent interest in Ocwen stock where beneficial versus economic ownership of the stock was unclear, and Ocwen therefore requested further details. As of the date of this Form 10-K, Ocwen has not received all requested responses from selected shareholders and will continue to consider such shareholders as economic owners of Ocwen’s stock until actual knowledge is otherwise received.
Ocwen is continuing to monitor the ownership in its stock to evaluate information that will become available in 2020 and that may result in a different outcome for Section 382 purposes and our future cash tax obligations. As part of this monitoring, Ocwen periodically evaluates whether it is appropriate and beneficial to retroactively seek actual knowledge on certain previously identified and included 5-percent shareholders, whereby, depending on the responses received, Ocwen may conclude that either the January 2015 or December 2017 Section 382 ownership changes may have instead occurred on a different date, or did not occur at all. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
Uncertain Tax Positions
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2016 through the present, our USVI corporate tax return for the years ended December 31, 2013 through the present, and our India corporate tax returns for the years ended March 31, 2010 through the present. We are currently under audit in the USVI jurisdiction for tax years 2013 - 2016 due to the carryback of losses generated in 2015 and 2016 to tax years 2013 and 2014, respectively.
A reconciliation of the beginning and ending amounts of the total unrecognized tax benefits for uncertain tax positions, which are included in the Liability for uncertain tax positions in Other liabilities, is as follows:

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$9,622	$2,281	$16,994
Additions - PHH acquisition	—	13,108	—
Additions for tax positions of current year	207	412	—
Additions for tax positions of prior years	3,110	1,354	2,281
Reductions for tax positions of prior years	—	(236)	—
Reductions for settlements	(1,293)	(3,188)	(387)
Lapses in statute of limitations	(1,057)	(4,109)	(16,607)
Ending balance	$10,589	$9,622	$2,281
We recognized total interest and penalties of $2.7 million, $2.9 million and $5.1 million as income tax expense or benefit in 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, accruals for interest and penalties were $6.6 million and $4.1 million, respectively, and are included in the Liability for uncertain tax positions in Other liabilities. As of December 31, 2019 and 2018, we had unrecognized tax benefits for uncertain tax positions, excluding accrued interest and penalties, of $10.6 million and $9.6 million, respectively, all of which if recognized would affect the effective tax rate.

It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We believe that it is reasonably possible that a decrease of up to $8.8 million in unrecognized tax benefits may be necessary within the next 12 months.
Undistributed Foreign Earnings and Non-U.S. Jurisdictions
As of December 31, 2019, we have recognized a deferred tax liability of $1.6 million for foreign subsidiary undistributed earnings. We do not consider our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S.
OVIS (and formerly OMS) is headquartered in St. Croix, USVI and is located in a federally recognized economic development zone where qualified entities are eligible for certain benefits. We refer to these benefits as “EDC benefits” as they are granted by the USVI Economic Development Commission. We were approved as a Category IIA service business, and are therefore entitled to receive benefits that may have a favorable impact on our effective tax rate. These benefits, among others, enable us to avail ourselves of a credit of 90% of income taxes on certain qualified income related to our servicing business. The exemption was granted as of October 1, 2012 and is available for a period of 30 years until expiration on September 30, 2042. The EDC benefits had no impact on our current foreign tax benefit in 2019, 2018 and 2017 because we are incurring current losses in the USVI and do not have carryback potential for these losses. As a result, no current benefit can be recognized for these losses.
During 2019, in connection with our acquisition of PHH, overall corporate simplification and cost reduction efforts, we executed a legal entity reorganization whereby OLS, through which we previously conducted a substantial portion of our servicing business, was merged into PHH. OLS was previously the wholly-owned subsidiary of OMS, which was incorporated and headquartered in the USVI prior to its merger with OVIS, an entity which is also organized and headquartered in the USVI. As a result of this reorganization, the majority of our USVI operations and assets were transferred to the U.S. We plan to continue to maintain operations and the EDC Benefits in the USVI until, through and after the reorganization. We expect the reorganization to result in efficiencies and operational cost savings through reduced complexity and a simplification of our global structure.
Note 21 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For 2019, 2018 and 2017, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Years Ended December 31,
	2019	2018	2017
Loss from continuing operations, net of tax attributable to Ocwen common stockholders	$(142,125)	$(72,181)	$(127,966)
Income from discontinued operations, net of tax	—	1,409	—
Net loss attributable to Ocwen stockholders	$(142,125)	$(70,772)	$(127,966)

Weighted average shares of common stock outstanding - Basic and Diluted	134,444,402	133,703,359	127,082,058

Earnings (loss) per share - Basic and Diluted
Continuing operations	$(1.06)	$(0.54)	$(1.01)
Discontinued operations	$—	$0.01	$—
Total attributable to Ocwen stockholders	$(1.06)	$(0.53)	$(1.01)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	3,167,624	4,989,725	5,487,164
Market-based (2)	787,204	670,829	862,446

(1)
Includes stock options that are anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock, and stock awards that are anti-dilutive based on the application of the treasury stock method.

(2)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
Note 22 — Employee Compensation and Benefit Plans
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
Defined Contribution Savings Plans
We sponsor defined contribution savings plans for eligible employees in the U.S (401(k) plan) and India (Provident Fund). Effective July 1, 2019, the PHH Corporation Employee Savings Plan and the PHH Home Loans, LLC Employee Savings Plan were merged into the Ocwen Financial Corporation 401(k) Savings Plan which applied to all current and former employees with account balances as of the date of the merger.
Contributions of participating employees to the plans are matched on the basis specified by these plans. For the 401(k) plans, we match 50% of the first 6% of each eligible participant’s contribution to the 401(k) plans with maximum aggregate matching of $8,400 for 2019. For the Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary. Employers are not required to make contributions beyond this minimum.
Our contributions to these plans were $5.9 million, $4.8 million and $5.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Defined Benefit Pension Plans
Ocwen sponsors different non-contributory defined benefit pension plans for which benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the plan. Both defined benefit pension plans were assumed as part of business acquisitions and are frozen, wherein the plans only accrue additional benefits for a limited number of employees and no additional employees are eligible for participation in the plans.
The following table shows the total change in the benefit obligation, plan assets and funded status for the pension plans:

	December 31,
	2019	2018
Benefit obligation	$54,603	$49,122
Fair value of plan assets	41,220	36,439
Unfunded status recognized in Other liabilities	$(13,383)	$(12,683)

Amounts recognized in Accumulated other comprehensive income	$6,864	$3,422
The net periodic benefit cost related to the defined benefit pension plans, included in Other expenses, was $(2.0) million and $0.4 million for 2019 and 2018, respectively, and insignificant for 2017.
As of December 31, 2019, future expected benefit payments to be made from the assets of the defined benefit pension plans is $2.9 million for the year ending December 31, 2020, $2.8 million for the years ending December 31, 2021 through 2023 and $3.1 million for the year ending December 31, 2024. The expected benefit payments to be made for the subsequent five years ending December 31, 2025 through 2029 are $15.7 million.
Ocwen contributes to the defined benefit pension plans amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws as well as additional amounts at their discretion. Our contributions to the defined benefit pension plans were $0.8 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. On October 4, 2018, Ocwen assumed all benefit obligations associated with PHH’s defined benefit pension plan as a result of its completed acquisition of PHH and no contribution was required to be made during the post-acquisition period ended December 31, 2018.
Gratuity Plan
In accordance with India law, OFSPL provides for a defined benefit retirement plan (Gratuity Plan) covering all of its employees in India. The Gratuity Plan provides a lump-sum payment to vested employees at retirement or termination of employment based upon the respective employee’s salary and years of employment. OFSPL provides for the gratuity benefit through actuarially determined valuations.

The following table shows the total change in the benefit obligation, plan assets and funded status for the Gratuity Plan:

	December 31,
	2019	2018
Benefit obligation	$5,370	$4,941
Fair value of plan assets	39	37
Unfunded status recognized in Other liabilities	$(5,331)	$(4,904)
During the years ended December 31, 2019 and 2018, benefits of $0.9 million and $0.3 million were paid by OFSPL. As of December 31, 2019, future expected benefit payments to be made from the assets of the Gratuity Plan, which reflect expected future service, is $1.0 million, $0.9 million, $0.8 million, $0.7 million and $0.6 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively. The expected benefit payments to be made for the subsequent five years ending December 31, 2025 through 2029 are $1.9 million.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2017 Performance Incentive Plan (the 2017 Equity Plan) are our primary incentive compensation plans for executives and other eligible employees. Previously issued equity awards remain outstanding under the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation and Human Capital Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $16.6 million, $20.5 million and $24.5 million of compensation expense during 2019, 2018 and 2017, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan and the 2017 Equity Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards, including cash-settled awards, to employees. Effective with the approval of the 2017 Equity Plan by Ocwen shareholders on May 24, 2017, no new awards will be granted under the 2007 Equity Plan. The number of remaining shares available for award grants under the 2007 Equity Plan became available for award grants under the 2017 Equity Plan effective upon shareholder approval. At December 31, 2019, there were 6,841,386 shares of common stock remaining available for future issuance under these plans.
Equity Awards
Outstanding equity awards granted under the 2007 Equity Plan and the 2017 Equity Plan had the following characteristics in common:

Type of Award	Percent of Total Equity Award	Vesting Period
2011 - 2014 Awards:
Options:
Service Condition:
Time-based	60%	Ratably over four years (25% on each of the four anniversaries of the grant date)
Market Condition:
Market performance-based	35
Over three years beginning with 25% vesting on the date that the stock price has at least doubled over the exercise price and the compounded annual gain over the exercise price is at least 20% and then ratably over three years (25% on each of the next three anniversaries of the achievement of the market condition)

Extraordinary market performance-based	5
Over three years beginning with 25% vesting on the date that the stock price has at least tripled over the exercise price and the compounded annual gain over the exercise price is at least 25% and then ratably over three years (25% on each of the next three anniversaries of the achievement of the market condition)

Total Award	100%

Type of Award	Percent of Total Equity Award	Vesting Period
2015 - 2016 Awards:
Options:
Service Condition:
Time-based	34%	Ratably over four years (25% vesting on each of the first four anniversaries of the grant date.)
Stock Units:
Service Condition:
Time-based	—	Over four years with 1/3 vesting on each of the 2nd, 3rd and 4th anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	66
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

Total Award	100%

2017 - 2019 Awards:
Options:
Service Condition:
Time-based	15%	Ratably over three years (1/3 vesting on each of the first three anniversaries of the grant date).
Stock Units:
Service Condition:
Time-based	56	Over three years with 1/3 vesting on each of the first three anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	29
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
The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of death, disability or retirement, in which case, the agreement may provide for an earlier termination of the options. The terms of the market-based options do not include a retirement provision. Stock units have a three-year or four-year term. If the market conditions are not met by the third or fourth anniversary of the award of stock units, those units terminate on that date.

	Years Ended December 31,
Stock Options	2019		2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,092,599	$19.22	6,708,655	$9.97	6,926,634	$9.88
Granted (1) (2)	51,409	2.08	348,385	3.66	—	—
Exercised	—	—	—	—	—	—
Forfeited / Expired (3)	(164,577)	18.69	(4,964,441)	5.62	(217,979)	7.16
Outstanding at end of year (4)(5)	1,979,431	$18.82	2,092,599	$19.22	6,708,655	$9.97

Exercisable at end of year (4)(5)(6)	1,580,766	$20.16	1,520,039	$21.29	6,234,830	$8.87

(1)
Stock options granted in 2019 include 33,180 options awarded to Ocwen’s Chief Financial Officer at a strike price of $2.17 equal to the closing price of our common stock on the effective date of her employment. Stock options granted in 2018 include 266,990 options awarded to Ocwen’s current Chief Executive Officer (CEO) at an exercise price of $4.12 equal to the closing price of our common stock on the effective date of his employment, which was the closing date of the PHH acquisition.

(2)	The weighted average grant date fair value of stock options granted in 2019 was $1.49.

(3)	Includes 73,696 and 4,719,750 options which expired unexercised in 2019 and 2018, because their exercise price was greater than the market price of Ocwen’s stock.

(4)
At December 31, 2019, 115,000 options with a market condition for vesting based on an average common stock trading price of $38.41, had not met their performance criteria. Outstanding and exercisable stock options at December 31, 2019 have a net aggregate intrinsic value of $0. A total of 810,939 market-based options were outstanding at December 31, 2019, of which 695,939 were exercisable.

(5)	At December 31, 2019, the weighted average remaining contractual term of options outstanding and options exercisable was 4.13 years and 3.28 years, respectively.

(6)	The total fair value of stock options that vested and became exercisable during 2019, 2018 and 2017, based on grant-date fair value, was $0.6 million, $0.6 million and $0.7 million, respectively.

	Years Ended December 31,
Stock Units - Equity Awards	2019		2018		2017
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,946,800	$3.75	2,753,918	$3.69	2,752,054	$3.91
Granted (1)(2)	1,256,952	2.00	1,809,373	3.57	971,761	2.56
Vested (3)(4)	(1,137,696)	3.08	(796,856)	2.78	(896,272)	3.26
Forfeited/Cancelled (1)	(406,931)	9.58	(819,635)	4.57	(73,625)	2.20
Unvested at end of year (5)(6)	2,659,125	$2.63	2,946,800	$3.75	2,753,918	$3.69

(1)
Upon the resignation of Ocwen’s former CEO on June 30, 2018, 377,525 unvested stock units which would have been forfeited immediately were modified to allow continued vesting in accordance with the original terms. This had the equivalent effect of canceling the original award and granting a new award.

(2)
Stock units granted in 2019 include 1,130,653 units granted to Ocwen’s CEO under the new long-term incentive (LTI) program described below. Stock units granted in 2018 include 983,010 units granted to Ocwen’s current CEO on the effective date of his employment, which was the closing date of the PHH acquisition.

(3)
The total intrinsic value of stock units vested, which is defined as the market value of the stock on the date of vesting, was $2.1 million, $3.3 million and $4.6 million for 2019, 2018 and 2017, respectively.

(4)	The total fair value of the stock units that vested during 2019, 2018 and 2017, based on grant-date fair value, was $3.5 million, $2.2 million and $2.9 million, respectively.

(5)
Excluding the 787,204 market-based stock awards that have not met their performance criteria, the net aggregate intrinsic value of stock awards outstanding at December 31, 2019 was $2.6 million. At December 31, 2019, 40,000, 93,023, 57,604, and 31,250 stock units with a market condition for vesting based on an average common stock trading price of $11.72, $5.80, $4.34, and $3.84 respectively, as well as 565,327 stock units requiring an average common stock trading price of $2.56 to vest a minimum of 50% of units, had not yet met the market condition (and time-vesting requirements, where applicable).

(6)	At December 31, 2019, the weighted average remaining contractual term of share units outstanding was 1.88 years.
Liability Awards

In 2019, Ocwen established a long-term incentive (LTI) program in connection with changes made by the Committee to the compensation structure of Ocwen’s executives. The LTI program is designed to promote actions and decisions aligned with our strategic objectives and reward our executives and other program participants for long-term value creation for our shareholders in a manner that is consistent with our pay-for-performance philosophy. The 2019 awards granted under the LTI program are cash-settled to avoid share dilution, except that a portion of awards to Ocwen’s Chief Executive Officer will be settled in shares of common stock. The program includes both a time-vesting component for retention purposes and a performance component to align with pay-for-performance objectives, using absolute total shareholder return as the performance metric. The LTI awards are granted under the 2017 Equity Plan. A total of 4,896,796 awards were granted in 2019 under the LTI, of which 3,766,143 were cash-settled awards and 1,130,653 were equity-settled awards granted to Ocwen’s CEO as disclosed above.
Of the awards granted under the LTI program in 2019, 74% were performance-based with a market condition and the remaining 26% were time-based. The time-based awards vest equally (one-third) on the first, second and third anniversaries of the award grant date if the continued employment condition is met. The recurring annual performance-based awards cliff-vest 100% after three years subject to meeting the performance conditions and continuing employment. Certain one-time retention and transitional performance-based awards granted in 2019 vest equally (one-third) on the first, second and third anniversaries of the award grant date subject to meeting the performance conditions and continuing employment. Because the cash-settled awards must be settled in cash, they are classified as liabilities (Other liabilities) in the consolidated balance sheets and remeasured at fair value at each reporting date with adjustments recorded as Compensation expense in the consolidated statements of operations.

Stock Units - Liability Awards	Year Ended December 31, 2019
Unvested units at beginning of year	—
Granted	3,766,143
Vested	—
Forfeited/Cancelled	114,528
Unvested units at end of year	3,651,615
The performance-based awards vest in separate tranches based on the total shareholder return (TSR), as defined, over one, two and three-year annual performance periods ending March 29, 2020, 2021 and 2022. TSR is calculated using the average closing stock prices during the 30 trading days up to and including the beginning and end date of each performance period. The number of units earned depends on the level of performance achieved (Threshold = 50%; Target = 100%; Maximum = 200%, with results between levels interpolated). No units will be awarded for performance below the Threshold level.
Compensation expense related to all stock-based awards is initially measured at fair value on the grant date using an appropriate valuation model based on the vesting conditions of the awards. Awards classified as liabilities are subsequently remeasured at fair value at each reporting date, as described above. The fair value of the time-based option awards was determined using the Black-Scholes options pricing model, while a lattice (binomial) model was used to determine the fair value of the market-based option awards. Lattice (binomial) models incorporate ranges of assumptions for inputs. Stock unit awards with only a service condition are valued at their intrinsic value, which is the market value of the stock on the date of the award. The fair value of Stock unit awards with both a service condition and a market-based vesting condition is based on the output of a Monte Carlo simulation.
The following assumptions were used to value awards:

	Years Ended December 31,
	2019		2018		2017
	Black-Scholes	Monte Carlo	Black-Scholes	Monte Carlo	Monte Carlo
Risk-free interest rate	2.60%	1.16% - 2.40%	2.79% – 3.14%	1.15% – 1.18%	1.12% – 1.18%
Expected stock price volatility (1)	68%	72.5% - 75.9%	67%	71% - 74%	71% - 77%
Expected dividend yield	—%	—%	—%	—%	—%
Expected life (in years) (2)	8.5	(3)	8.5	(3)	(3)
Contractual life (in years)	N/A	N/A	N/A	N/A	N/A
Fair value	$1.37 - $1.55	$1.75 - $2.25	$1.53 - $2.96	$1.84 - $4.80	$2.00 - $4.80

(1)
We generally estimate volatility based on the historical volatility of Ocwen’s common stock over the most recent period that corresponds with the estimated expected life of the option. For awards valued using a Monte Carlo simulation, volatility is computed as a blend of historical volatility and implied volatility based on traded options on Ocwen’s common stock.

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

The following table summarizes Ocwen's stock-based compensation expense included as a component of Compensation and benefits expense in the consolidated statements of operations:

	Years Ended December 31,
	2019	2018	2017
Compensation expense - Equity awards
Stock option awards	$(121)	$(368)	$1,457
Stock awards	2,818	2,734	4,167
	2,697	2,366	5,624
Compensation expense - Liability awards	1,082	—	—
(Tax deficiency) excess tax benefit related to share-based awards	(381)	294	3,701
As of December 31, 2019, unrecognized compensation costs related to non-vested stock options amounted to $0.6 million, which will be recognized over a weighted-average remaining requisite service period of 1.80 years. Unrecognized compensation costs related to non-vested stock units as of December 31, 2019 amounted to $5.5 million, which will be recognized over a weighted-average remaining life of 1.88 years. Unrecognized compensation costs related to unvested liability awards as of December 31, 2019 amounted to $3.1 million, which will be recognized over a weighted-average remaining life of 2.34 years.
Note 23 — Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:
Servicing. This segment is primarily comprised of our core residential mortgage servicing business and currently accounts for most of our total revenues. We provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale or securitization of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes conventional, government-insured and non-Agency loans. Non-Agency loans include subprime loans, which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent.
Lending. The Lending segment purchases and originates conventional and government-insured residential forward and reverse mortgage loans. The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. We originate forward mortgage loans directly with customers (retail channel) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In 2017, we closed our forward correspondent lending channel and exited the forward wholesale lending business due to higher liquidity and capital requirements versus the available liquidity at the time. We wrote off the capitalized balance of software developed internally for the forward wholesale lending business and recorded a loss of $6.8 million in Other expenses in 2017.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, discontinued operations and inactive entities, business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on corporate debt. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2019 related to our cost re-engineering plan. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us. In January 2018, we decided to exit the ACS business and have liquidated our portfolio of inventory-secured loans to independent used car dealers.
We allocate a portion of interest income to each business segment, including interest earned on cash balances and short-term investments. We also allocate expenses incurred by corporate support services to each business segment. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Lending segments, while interest expense on the SSTL and Senior Notes is recorded in Corporate Items and Other and is not allocated.

Financial information for our segments is as follows:

Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Year Ended December 31, 2019
Revenue	$985,102	$125,086	$13,187	$—	$1,123,375

MSR valuation adjustments, net	(120,646)	(230)	—	—	(120,876)

Operating expenses (1) (2)	536,153	84,280	53,506	—	673,939

Other income (expense):
Interest income	8,051	7,277	1,776	—	17,104
Interest expense	(47,347)	(7,911)	(58,871)	—	(114,129)
Pledged MSR liability expense	(372,172)	—	83	—	(372,089)
Gain on repurchase of senior secured notes	—	—	5,099	—	5,099
Bargain purchase gain	—	—	(381)		(381)
Gain on sale of MSRs, net	453	—	—	—	453
Other, net	11,942	791	(3,841)	—	8,892
Other income (expense), net	(399,073)	157	(56,135)	—	(455,051)

Income (loss) before income taxes	$(70,770)	$40,733	$(96,454)	$—	$(126,491)

Results of Operations	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Year Ended December 31, 2018
Revenue	$951,224	$93,672	$18,149	$—	$1,063,045

MSR valuation adjustments, net	(152,983)	(474)	—	—	(153,457)

Operating expenses (1)	619,484	82,432	77,123	—	779,039

Other income (expense):
Interest income	5,383	6,061	2,582	—	14,026
Interest expense	(41,830)	(7,311)	(54,230)	—	(103,371)
Pledged MSR liability expense	(172,342)	672	—	—	(171,670)
Bargain purchase gain	—	—	64,036	—	64,036
Gain on sale of mortgage servicing rights, net	1,325	—	—	—	1,325
Other, net	(3,241)	966	(4,096)	—	(6,371)
Other income (expense), net	(210,705)	388	8,292	—	(202,025)

Income (loss) from continuing operations before income taxes	$(31,948)	$11,154	$(50,682)	$—	$(71,476)

Year Ended December 31, 2017
Revenue	$1,041,290	$127,475	$25,811	$—	$1,194,576

MSR valuation adjustments, net	(52,689)	(273)	—	—	(52,962)

Operating expenses	663,695	127,785	154,203	—	945,683

Other income (expense):
Interest income	783	10,914	4,268	—	15,965
Interest expense	(57,284)	(13,893)	(55,750)	—	(126,927)
Pledged MSR liability expense	(236,311)	—	—	—	(236,311)
Gain on sale of MSRs	10,537	—	—	—	10,537
Other, net	4,049	(869)	(6,348)	—	(3,168)
Other expense, net	(278,226)	(3,848)	(57,830)	—	(339,904)

Income (loss) before income taxes	$46,680	$(4,431)	$(186,222)	$—	$(143,973)

(1)
Compensation and benefits expense in the Corporate Items and Other segment for 2019 and 2018 includes $20.3 million and $11.9 million, respectively, of severance expense attributable to PHH integration-related headcount reductions of primarily U.S.-based employees in 2019 and severance expense attributable to headcount reductions in connection with our strategic decisions to exit the automotive capital services business and the forward lending correspondent and wholesale channels in late 2017 and early 2018, as well as our overall efforts to reduce costs.

(2)
Included in the Corporate Items and Other segment for 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million during the first quarter of amounts previously recognized as expense.

Total Assets	Servicing	Lending	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
December 31, 2019	$3,378,515	$6,459,367	$568,317	$—	$10,406,199

December 31, 2018	3,306,208	5,603,481	484,527	—	9,394,216

December 31, 2017	3,033,243	4,945,456	424,465	—	8,403,164

Depreciation and Amortization Expense	Servicing	Lending	Corporate Items and Other	Business Segments Consolidated
Year Ended December 31, 2019:
Depreciation expense	$1,925	$93	$29,893	$31,911
Amortization of debt discount	—	—	1,342	1,342
Amortization of debt issuance costs	71	—	3,099	3,170

Year Ended December 31, 2018:
Depreciation expense	$4,601	$103	$22,498	$27,202
Amortization of debt discount	—	—	1,183	1,183
Amortization of debt issuance costs	—	—	2,921	2,921

Year Ended December 31, 2017:
Depreciation expense	$5,797	$194	$20,895	$26,886
Amortization of mortgage servicing rights	51,515	273	—	51,788
Amortization of debt discount	—	—	1,114	1,114
Amortization of debt issuance costs	—	—	2,738	2,738
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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the evolving regulatory environment in which we operate and to meet its requirements. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we have in the past incurred, and may in the future incur, costs to comply with the terms of such resolutions, including staffing costs, legal costs and, in certain cases the costs of audits, reviews and third-party firms to monitor our compliance with such resolutions.

We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These laws and regulations apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of, and interest payments on, escrow balances and escrow payment features and fees assessed on borrowers, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, including through CFPB interpretive bulletins and other regulatory pronouncements. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. Over the past decade, the general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers. New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, they could materially and adversely affect our business, financial condition, liquidity and results of operations.
As further described below and in Note 26 — Contingencies, in recent years Ocwen has entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. For example, we made various commitments relating to the process of transferring loans off the REALServicing® servicing system and onto the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP), we have engaged a third-party auditor to perform an analysis with respect to our compliance with certain federal and state laws relating to the escrow of mortgage loan payments, we have revised various aspects of our complaint handling processes and we have extensive review and reporting obligations to various regulatory bodies with respect to various matters, including our financial condition. We devote significant management time and resources to compliance with these additional requirements. These requirements are generally unique to Ocwen and, while certain of our competitors may have entered into regulatory-related settlements of their own, our competitors are generally not subject to either the same specific or the same breadth of additional requirements to which we are subject.
Ocwen has various subsidiaries that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate, and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2019.
PMC and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with applicable net worth requirements at December 31, 2019. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.

The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is due to Fannie Mae’s eligibility requirements for PMC related to a decline in lender adjusted net worth. Fannie Mae required PMC to demonstrate an adjusted net worth of $268.7 million at December 31, 2019. PMC’s net worth was $341.5 million at December 31, 2019.
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
New York Department of Financial Services. In March 2017, we entered into a consent order with the NY DFS (the 2017 NY Consent Order) that provided for the termination of the engagement of a monitor appointed pursuant to an earlier 2014 consent order and for us to address certain concerns raised by the NY DFS that primarily relate to our servicing operations, as well as for us to comply with certain reporting and other obligations. In addition, in connection with the NY DFS’ approval in September 2018 of our acquisition of PHH, we agreed to satisfy certain post-closing requirements, including reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto Black Knight MSP and certain requirements with respect to the evaluation and supervision of management of both Ocwen and PMC. In addition, we were prohibited from boarding any additional loans onto the REALServicing system and we were required to transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also modified a preexisting restriction on our ability to acquire MSRs such that the restriction applies only to New York loans and, with respect to New York loans, provides that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year (based on the unpaid principal balance of loans serviced at the prior calendar year-end). This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We have transferred all loans onto Black Knight MSP and no longer service any loans on the REALServicing system.
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

Note 25 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion at December 31, 2019. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $204.0 million and $28.5 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2019. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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

	Year Ended December 31, 2019
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	10	$2,047	252	$14,833	262	$16,880
Additions (1)	81	19,671	241	24,517	322	44,188
Recoveries, net (2)	(30)	(10,414)	(234)	(12,520)	(264)	(22,934)
Transfers	1	(785)	(1)	785	—	—
Changes in value	—	27	—	(2,468)	—	(2,441)
Ending balance	62	$10,546	258	$25,147	320	$35,693

(1)	Total repurchases during the year ended December 31, 2019, includes 189 loans totaling $38.4 million related to MCA repurchases.

(2)	Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
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

Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2025 exclusive of renewal option periods. At December 31, 2019, the weighted average remaining term of our leases was 3.3 years. A maturity analysis of our lease liability as of December 31, 2019 is summarized as follows:

2020	$16,652
2021	15,356
2022	13,102
2023	3,088
2024	697
Thereafter	654
49,549
Less: Adjustment to present value	(5,061)
Total lease payments, net	$44,488

(1)	At December 31, 2019, the weighted average of the discount rate used to estimate the present value was 7.5% based on our incremental borrowing rate.
We converted rental commitments for our facilities outside the U.S. to U.S. dollars using exchange rates in effect at December 31, 2019. Operating lease cost for 2019 and Rent expense for 2018 and 2017 was $26.1 million, $16.6 million and $18.8 million, respectively. The operating lease cost for 2019 includes $5.4 million of variable lease expense.
We have subleased certain of our premises with terms expiring through 2022. Sublease income for 2019, 2018 and 2017 was $1.5 million, $0.9 million and $0.8 million, respectively. For 2020, 2021 and 2022, our future annual aggregate minimum sublease income is $1.7 million, $1.6 million and $1.2 million, respectively.
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2019, our servicing portfolio included significant client relationships with NRZ which represented 56% and 61% of our servicing portfolio UPB and loan count, respectively. The NRZ servicing portfolio accounts for approximately 74% of all delinquent loans that Ocwen services. The current terms of our agreements with NRZ extend through June 2020, subject to an automatic renewal provision (legacy PMC agreement) and July 2022 (legacy Ocwen agreements).
Currently, subject to proper notice (generally 180 days’ notice), the payment of deboarding fees (in the case of the legacy PMC agreement) and termination fees (in the case of the legacy Ocwen agreements) and certain other provisions, NRZ has rights to terminate these agreements for convenience. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these termination rights, we might need to right-size or restructure certain aspects of our servicing business as well as the related corporate support functions.
We currently account for the MSR sale agreements with NRZ as secured financings as the transactions did not achieve sale accounting treatment. Accordingly, our balance sheet reflects a $915.1 million MSR asset pledged to NRZ out of a total $1.5 billion MSRs at fair value at December 31, 2019, and a corresponding $915.1 million pledged MSR liability at fair value within Other financing liabilities. Similarly, our statement of operations reflects $437.7 million net servicing fee collected on behalf of, and remitted to NRZ out of a total $975.5 million Servicing and subservicing fees for the year ended December 31, 2019, and a corresponding $437.7 million expense reported within Pledged MSR liability expense. The $437.7 million net servicing fees collected on behalf of, and remitted to NRZ did not affect our net earnings. In addition, we recognize amortization income related to lump sum payments we received from NRZ in 2017 and 2018, through April 2020, with an outstanding unamortized balance of $35.4 million at December 31, 2019. The reporting of MSRs and revenue gross versus net in our financial statements is required until sale accounting criteria are met, upon the earliest of the terms of the agreements or any termination notice.
The NRZ agreements affect our net earnings through the recognition of subservicing fees we retain, which amounted $139.3 million for the year ended December 31, 2019, and ancillary income, which we estimated to be $84.7 million for the year ended December 31, 2019. If NRZ were to exercise its termination rights, our net earnings would be affected by the loss of such subservicing revenue and the decrease of operating expenses for servicing the NRZ portfolio and the associated corporate overhead allocation.
Selected assets and liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our NRZ agreements are disclosed in Note 10 — Rights to MSRs.

On February 20, 2020, we received a notice of termination from NRZ with respect to the subservicing agreement between NRZ and PMC, which accounted for 20% of our servicing portfolio UPB at December 31, 2019. See Note 28 — Subsequent Events.
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
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience, claims related to ancillary products marketed and sold to borrowers, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans and (4) certain legacy mortgage reinsurance arrangements violated RESPA. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $30.7 million at December 31, 2019. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2019.

In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC (N.D. Ala.). The plaintiffs sought statutory damages under the FDCPA, compensatory damages and injunctive relief. We subsequently entered into an agreement in principle to resolve this matter, and in August 2019, the court granted final approval of the class settlement. While we believe we had sound legal and factual defenses, we agreed to this settlement in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of our senior management that such litigation would involve. Our accrual with respect to this matter is included in the $30.7 million legal and regulatory accrual referenced above. We are also subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on state laws similar to the FDCPA. At this time, we cannot estimate the amount, if any, of reasonably possible loss related to these matters.
Ocwen has been named in putative class actions and individual actions related to its compliance with the TCPA. Generally, plaintiffs in these actions allege that Ocwen knowingly and willfully violated the TCPA by using an automated telephone dialing system to call individuals’ cell phones without their consent. In July 2017, Ocwen entered into an agreement in principle to resolve two such putative class actions, which have been consolidated in the United States District Court for the Northern District of Illinois. See Snyder v. Ocwen Loan Servicing, LLC (N.D. Ill.); Beecroft v. Ocwen Loan Servicing, LLC (N.D. Ill.). In October 2017, the court preliminarily approved the settlement and, thereafter, we paid a settlement amount into an escrow account held by the settlement administrator. However, in September 2018, the Court denied the motion for final approval. In November 2018, the parties engaged in mediation to address the issues raised by the Court in its denial order. The parties thereafter reached agreement on a revised settlement. In June 2019, the court entered an order approving the settlement, which provided for the establishment of a settlement fund to be distributed to class members that submit claims for settlement benefits pursuant to a claims administration process. While Ocwen believes that it has sound legal and factual defenses, Ocwen agreed to the settlement in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of its senior management that such litigation would involve.
Ocwen is also involved in a related TCPA class action that involves claims against trustees of RMBS trusts based on vicarious liability for Ocwen’s alleged non-compliance with the TCPA. The trustees have sought indemnification from Ocwen based on the vicarious liability claims. Additional lawsuits have been and may be filed against us in relation to our TCPA compliance. Our accrual with respect to TCPA matters is included in the $30.7 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, above the amount accrued or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
From time to time we are also subject to indemnification claims from contractual parties on whose behalf we service or subservice loans. We are currently involved in a dispute with a former subservicing client relating to alleged violations of our contractual agreements, including that we did not properly submit mortgage insurance and other claims for reimbursement. We are presently engaged in a dispute resolution process relating to these claims. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through mediation, following litigation or otherwise.
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
We have previously disclosed that as a result of the federal and state regulatory actions taken in April 2017 and shortly thereafter, which are described below under “Regulatory”, and the impact on our stock price, several putative securities fraud class action lawsuits were filed against Ocwen and certain of its officers that contain allegations in connection with Ocwen’s statements concerning its efforts to satisfy the evolving regulatory environment, and the resources it devoted to regulatory compliance, among other matters. Those lawsuits were consolidated in the United States District Court for the Southern District of Florida in the matter captioned Carvelli v. Ocwen Financial Corporation et al. (S.D. Fla.). In April 2018, the court in Carvelli granted our motion to dismiss, and dismissed the consolidated case with prejudice. Plaintiffs thereafter filed a notice of appeal with the Court of Appeals for the Eleventh Circuit, and a hearing took place in June 2019. In August 2019, the Court of Appeals affirmed the district court’s ruling dismissing the consolidated case with prejudice. Plaintiffs had until November 13, 2019 to appeal to the United States Supreme Court, but did not do so. Therefore, the case remains dismissed with prejudice.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of laws prohibiting unfair, deceptive or abusive acts or practices, as well as violations of other laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. In September 2019, the court issued a ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the CFPB engaged in impermissible “shotgun pleading,” holding that the CFPB must amend its complaint to specifically allege and distinguish the facts between all claims. The CFPB filed an amended complaint in October 2019, and we filed our answer and affirmative defenses on November 1, 2019.

Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. Our accrual with respect to this matter is included in the $30.7 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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

•
Ocwen agreed with the Massachusetts Division of Banks to pay $1.0 million to the Commonwealth of Massachusetts Mortgage Education Trust. Ocwen and the Massachusetts regulatory agency also agreed on a schedule pursuant to which we would regain eligibility to acquire residential MSRs on Massachusetts loans (including loans originated by Ocwen) as we met certain thresholds in our transition to a new servicing system. Pursuant to this agreement, all restrictions on Massachusetts MSR acquisitions would be lifted when Ocwen completed the second phase of a three-phase data integrity audit. Having now completed both the first and second phases of this audit, Ocwen is no longer bound by any restriction on the volume of MSR acquisitions in Massachusetts.

•
Ocwen agreed with the Nebraska Department of Banking and Finance until April 30, 2019, to limit its growth through acquisition from correspondent relationships to no more than ten percent per year for Nebraska loans (based on the total number of loans held at the prior calendar year-end).

Accordingly, we have now resolved all of the administrative actions (but not all of the legal actions, which are described below) taken by state regulators in April 2017 and shortly thereafter.
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including completing the transfer of loans to Black Knight MSP, completing pre-transfer and post-transfer data integrity audits as described above, developing and implementing certain enhancements to our consumer complaint process, engaging a third-party auditor who has completed the initial testing phase of its escrow review and ongoing reporting and information sharing.
Concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. In September 2019, the court issued its ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the plaintiffs engaged in impermissible “shotgun pleading,” holding that the plaintiffs must amend their complaint to specifically allege and distinguish the facts between all claims. The plaintiffs filed an amended complaint on November 1, 2019. We filed a partial motion to dismiss the amended complaint on December 6, 2019. We believe we have factual and legal defenses to the allegations raised in this lawsuit and are vigorously defending ourselves. The outcome of this lawsuit, whether through a negotiated settlement, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. Our accrual with respect to this matter is included in the $30.7 million litigation and regulatory matters accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount currently accrued.
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
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $30.7 million litigation and regulatory matters accrual referenced above. We have also incurred, and will continue to incur costs to comply with the terms of the settlements we have entered into, including the costs of conducting an escrow review, Maryland organizational assessments and Massachusetts data integrity audits, and costs relating to the transition to Black Knight MSP. With respect to the escrow review, although the initial testing phase is now complete, the third-party auditor continues its work, including drafting its final report. To the extent that errors that have been identified require remediation, we will incur costs in connection with remediating those errors. In addition, it is possible that legal or other actions could be taken against us with respect to such errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
Certain of the state regulators’ cease and desist orders referenced a confidential supervisory memorandum of understanding (MOU) that we entered into with the Multistate Mortgage Committee (MMC) and six states relating to a servicing examination from 2013 to 2015. Among other things, the MOU prohibited us from repurchasing stock during the development of a going forward plan and, thereafter, except as permitted by the plan. We submitted a plan in 2016 that contained no stock repurchase restrictions and, therefore, we do not believe we are currently restricted from repurchasing stock. We requested confirmation from the signatories of the MOU that they agree with this interpretation, and received affirmative responses from the MMC and five states, and a response declining to take a legal position from the remaining state.
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. The Department of Justice has informed us that it has decided not to take enforcement action related to this matter at this time and has, consequently, closed its investigation. In addition, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization alleging discrimination in the manner in which the company maintains REO properties in minority communities. In February 2018, this matter was administratively closed, and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
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
Loan Put-Back and Related Contingencies
Our contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. While the language in the purchase contracts varies, they generally contain provisions that require us to indemnify purchasers of related loans or repurchase such loans if:

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

At December 31, 2019 and 2018, we had outstanding representation and warranty repurchase demands of $47.0 million UPB (285 loans) and $51.3 million UPB (316 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations, compensatory fees for foreclosures that may ultimately exceed investor timelines and similar indemnification obligations:

	Years Ended December 31,
	2019	2018	2017
Beginning balance (1)	$49,267	$19,229	$24,285
Provision (reversal) for representation and warranty obligations	(11,701)	4,649	(1,371)
New production reserves	304	7,437	702
Obligation assumed in connection with the acquisition of PHH	—	27,736	—
Charge-offs and other (2) (3)	12,968	(9,784)	(4,387)
Ending balance (1)	$50,838	$49,267	$19,229

(1)
The liability for representation and warranty obligations and compensatory fees for foreclosures is reported in Other liabilities (a component of Liability for indemnification obligations) on our consolidated balance sheets.

(2)	Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.

(3)	Includes $18.0 million liability for representation and warranty obligations related to sold advances previously presented as allowance for losses. See Note 7 — Advances.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2019.
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
We may, from time to time, have affirmative indemnification and other claims against parties from whom we acquired MSRs or other assets. We collected $29.9 million during the quarter ended December 31, 2017 under one such claim in connection with the acquisition of MSRs and advances in 2013. Although we pursue these claims, we cannot currently estimate the amount, if any, of further recoveries. Similarly, from time to time, indemnification and other claims are made against us by parties to whom we sold MSRs or other assets or by parties on whose behalf we service mortgage loans. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts recorded.

Note 27 — Quarterly Results of Operations (Unaudited)

	Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$261,171	$283,660	$274,493	$304,051
MSR valuation adjustments, net (1)	829	134,561	(147,268)	(108,998)
Operating expenses	138,858	179,430	184,381	171,270
Other income (expense), net	(85,899)	(277,108)	(27,177)	(64,867)
Income (loss) before income taxes	37,243	(38,317)	(84,333)	(41,084)
Income tax expense	2,370	4,450	5,404	3,410
Net income (loss) attributable to Ocwen stockholders	$34,873	$(42,767)	$(89,737)	$(44,494)

Earnings (loss) per share attributable to Ocwen stockholders
Basic	$0.26	$(0.32)	$(0.67)	$(0.33)
Diluted	0.26	(0.32)	(0.67)	(0.33)

(1)	Positive valuation adjustments indicated in the above table represent fair value gains and negative valuation adjustments represent fair value losses.

	Quarters Ended
	December 31, 2018 (1)	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$310,929	$238,278	$253,581	$260,257
MSR valuation adjustments, net	(61,762)	(41,448)	(33,118)	(17,129)
Operating expenses	241,057	176,078	172,532	189,372
Other income (expense), net (2)	(15,873)	(61,025)	(76,336)	(48,791)
Income (loss) from continuing operations before income taxes	(7,763)	(40,273)	(28,405)	4,965
Income tax expense (benefit)	(4,012)	845	1,348	2,348
Income (loss) from continuing operations	(3,751)	(41,118)	(29,753)	2,617
Income from discontinued operations, net of income taxes	1,409	—	—	—
Net income (loss)	(2,342)	(41,118)	(29,753)	2,617
Net income attributable to non-controlling interests	—	(29)	(78)	(69)
Net loss (income) attributable to Ocwen stockholders	$(2,342)	$(41,147)	$(29,831)	$2,548

Earnings (loss) per share attributable to Ocwen stockholders - Basic and Diluted
Continuing operations	$(0.03)	$(0.31)	$(0.22)	$0.02
Discontinued operations	0.01	—	—	—
	$(0.02)	$(0.31)	$(0.22)	$0.02

(1)
The quarter ended December 31, 2018 includes the results of operations of PHH from the acquisition date of October 4, 2018 through December 31, 2018. See Note 2 — Business Acquisition for additional information.

(2)	Includes a bargain purchase gain, net of tax, of $64.0 million recognized during the quarter ended December 31, 2018 in connection with the acquisition of PHH.
Note 28 — Subsequent Events
On January 27, 2020, we entered into a Joinder and Second Amendment Agreement (the Amendment) which amends the Amended and Restated SSTL Facility Agreement dated as of December 5, 2016, as amended by a Joinder and Amendment Agreement dated as of March 18, 2019. The Amendment provides for a net prepayment of $126.1 million of the outstanding loan amounts as of December 31, 2019 such that the facility has a maximum size and total initial outstanding amount of $200.0 million. The Amendment also (i) extends the maturity of the remaining outstanding loans under the SSTL to May 15, 2022, (ii) provides that the loans under the SSTL will bear interest at the one, two, three or six month Eurodollar Rate or the Base Rate (as defined in the SSTL), at our option, plus a margin of 6.00% per annum for Eurodollar Rate loans or 5.00% per annum for Base Rate loans (increasing to a margin of 6.50% per annum for Eurodollar Rate loans or 5.50% per annum for Base Rate loans on January 27, 2021) and (iii) provides for a prepayment premium of 2.00% until January 27, 2022. The loans under the amended SSTL are subject to quarterly principal payments of $5.0 million.
On February 3, 2020, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $5.0 million of Ocwen’s issued and outstanding shares of common stock. Repurchases may be made in open market transactions at prevailing market prices. The timing and execution of any related share repurchases is subject to market conditions, among other factors. Unless we amend the share repurchase program or repurchase the full $5.0 million amount by an earlier date, the share repurchase program will continue through February 3, 2021. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC subservicing agreement discussed in Note 10 — Rights to MSRs. The notice states that the effective date of termination is June 19, 2020 with respect to 25% of the Initial Mortgage Loans under the agreement and August 18, 2020 for the remainder of the loans under the agreement. The portfolio subject to termination accounted for $42.1 billion in UPB, or 20% of our total servicing portfolio UPB at December 31, 2019, and $28.8 million servicing fees, or 4% of our total servicing and subservicing fees in 2019 (excluding ancillary income). The loans that were added by NRZ under the PMC subservicing agreement in 2019 and amounted to approximately $6.6 billion in UPB are subject to the termination with the stated effective date of August 18, 2020. At December 31, 2019, we reported a $312.1 million MSR asset at fair value for the servicing agreement subject to termination, or 3% of our total assets, and a corresponding $312.1 million pledged MSR liability at fair value. In connection with the termination, we estimate that we will receive loan deboarding fees of approximately $6.1 million from NRZ. This termination is for convenience and not for cause. We intend to work with NRZ to transfer the servicing of the loans in an orderly manner. NRZ has not provided notice of termination with respect to its other servicing agreements.