Form 10-Q
period 2020-03-31
OCWEN FINANCIAL CORP
filed 2020-05-08
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of May 3, 2020: 129,683,377 shares

OCWEN FINANCIAL CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this report, including statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements.
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan” “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change and as a result of the global Coronavirus Disease 2019 (COVID-19) pandemic we are in the midst of a period of significant capital markets volatility and rapidly evolving mortgage lending and servicing ecosystem which has magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed or referenced under Item 1A, Risk Factors and the following:

•	uncertainty relating to the impacts of the COVID-19 pandemic, including with respect to the response of the U.S. government, state governments, Fannie Mae, Freddie Mac, Ginnie Mae and regulators;

•	the potential for ongoing COVID-19 related disruption in the financial markets and in commercial activity generally, increased unemployment, and other financial difficulties facing our borrowers;

•	the proportion of borrowers who enter into forbearance plans, the financial ability of borrowers to resume repayment and their timing for doing so;

•	impacts on our operations resulting from employee illness, social distancing measures and our shift to greater utilization of remote work arrangements;

•
the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover servicing advances, forward and reverse whole loans, and HECM and forward loan buyouts and put backs, as well as repay, renew and extend borrowings, borrow additional amounts as and when required, meet our MSR or other asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;

•	increased servicing costs based on rising borrower delinquency levels or other factors;

•	reduced collection of servicing fees and ancillary income and delayed collection of servicing revenue a result of forbearance plans and moratoria on evictions and foreclosure proceedings;

•	the size and timing of a potential reverse split of our common stock, and the impact of such a split on our stock price, market capitalization, and the trading market for our common stock;

•	our ability to regain compliance with the continued listing standards of the New York Stock Exchange;

•	uncertainty related to our ability to execute on our cost re-engineering initiatives and take the other actions we believe are necessary for us to improve our financial performance;

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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$263,555	$428,339
Restricted cash (amounts related to variable interest entities (VIEs) of $13,881 and $20,434)	53,177	64,001
Mortgage servicing rights (MSRs), at fair value	1,050,228	1,486,395
Advances, net (amounts related to VIEs of $751,020 and $801,990)	1,024,807	1,056,523
Loans held for sale ($203,592 and $208,752 carried at fair value)	246,015	275,269
Loans held for investment, at fair value (amounts related to VIEs of $22,561 and $23,342)	6,591,382	6,292,938
Receivables, net	235,305	201,220
Premises and equipment, net	37,430	38,274
Other assets ($17,711 and $8,524 carried at fair value) (amounts related to VIEs of $2,290 and $4,078)	484,125	563,240
Total assets	$9,986,024	$10,406,199

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$6,323,091	$6,063,435
Advance match funded liabilities (related to VIEs)	625,951	679,109
Other financing liabilities, at fair value (amounts related to VIEs of $21,365 and $22,002)	623,049	972,595
Other secured borrowings, net (amounts related to VIEs $200,006 and $240,893)	797,615	1,025,791
Senior notes, net	311,290	311,085
Other liabilities ($2,589 and $100 carried at fair value) (amounts related to VIEs of $88 and $144)	875,171	942,173
Total liabilities	9,556,167	9,994,188

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 129,582,259 and 134,862,232 shares issued and outstanding at March 31, 2020 and December 31, 2019 respectively	1,296	1,349
Additional paid-in capital	553,066	556,798
Accumulated deficit	(116,993)	(138,542)
Accumulated other comprehensive loss, net of income taxes	(7,512)	(7,594)
Total stockholders’ equity	429,857	412,011
Total liabilities and stockholders’ equity	$9,986,024	$10,406,199

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenue
Servicing and subservicing fees	$211,483	$256,616
Reverse mortgage revenue, net	22,797	32,123
Gain on loans held for sale, net	13,331	8,982
Other revenue, net	6,231	6,167
Total revenue	253,842	303,888

MSR valuation adjustments, net	(174,120)	(108,998)

Operating expenses
Compensation and benefits	60,728	94,696
Servicing and origination	20,256	28,698
Professional services	25,637	3,441
Technology and communications	15,193	24,435
Occupancy and equipment	11,969	16,589
Other expenses	3,431	3,248
Total operating expenses	137,214	171,107

Other income (expense)
Interest income	5,395	4,558
Interest expense	(29,982)	(26,489)
Pledged MSR liability expense	(6,594)	(43,956)
Other, net	1,328	1,020
Total other expense, net	(29,853)	(64,867)

Loss before income taxes	(87,345)	(41,084)
Income tax (benefit) expense	(61,856)	3,410
Net loss	$(25,489)	$(44,494)

Loss per share attributable to Ocwen stockholders
Basic and Diluted	$(0.19)	$(0.33)

Weighted average common shares outstanding
Basic and Diluted	134,858,837	133,918,986

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(25,489)	$(44,494)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income	36	34
Change in unfunded pension plan obligation liability	46	337
Other	—	6
Comprehensive loss	$(25,407)	$(44,117)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2019	134,862,232	$1,349	$556,798	$(138,542)	$(7,594)	$412,011
Net loss	—	—	—	(25,489)	—	(25,489)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13	—	—	—	47,038	—	47,038
Repurchase of common stock	(5,662,257)	(57)	(4,548)	—	—	(4,605)
Equity-based compensation and other	382,284	4	816	—	—	820
Other comprehensive income, net of income taxes	—	—	—	—	82	82
Balance at March 31, 2020	129,582,259	$1,296	$553,066	$(116,993)	$(7,512)	$429,857

Balance at December 31, 2018	133,912,425	$1,339	$554,056	$3,567	$(4,257)	$554,705
Net loss	—	—	—	(44,494)	—	(44,494)
Cumulative effect of adoption of FASB ASU No. 2016-02	—	—	—	16	—	16
Equity-based compensation and other	33,630	—	990	—	—	990
Other comprehensive income, net of income taxes	—	—	—	—	377	377
Balance at March 31, 2019	133,946,055	$1,339	$555,046	$(40,911)	$(3,880)	$511,594

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(25,489)	$(44,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	174,120	108,998
Gain on sale of MSRs, net	(286)	(369)
Provision for bad debts	4,879	9,170
Depreciation	3,997	8,551
Amortization of debt issuance costs	1,733	700
Equity-based compensation expense	746	857
Gain on valuation of financing liability	(30,697)	(26,237)
Net gain on valuation of mortgage loans held for investment and HMBS-related borrowings	(17,910)	(23,487)
Gain on loans held for sale, net	(13,331)	(11,112)
Origination and purchase of loans held for sale	(831,474)	(304,182)
Proceeds from sale and collections of loans held for sale	843,178	305,322
Changes in assets and liabilities:
Decrease in advances, net	29,428	91,114
Decrease in receivables and other assets, net	13,642	23,627
Increase (decrease) in other liabilities	18,033	(36,755)
Other, net	408	(1,039)
Net cash provided by operating activities	170,977	100,664

Cash flows from investing activities
Origination of loans held for investment	(294,932)	(209,264)
Principal payments received on loans held for investment	175,095	104,630
Purchase of MSRs	(29,828)	(48,641)
Proceeds from sale of MSRs	—	868
Proceeds from sale of advances	105	1,070
Additions to premises and equipment	(1,072)	(531)
Proceeds from sale of real estate	2,814	1,682
Other, net	491	(1,157)
Net cash used in investing activities	(147,327)	(151,343)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(53,158)	(128,900)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	1,330,667	616,891
Repayment of mortgage loan warehouse facilities and other secured borrowings	(1,478,616)	(727,711)
Proceeds from issuance of additional senior secured term loan (SSTL)	—	119,100
Repayment of SSTL borrowings	(126,066)	(6,358)
Payment of debt issuance costs related to SSTL	(7,267)	(1,284)
Proceeds from sale of MSRs accounted for as a financing	—	577
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	312,249	210,563
Repayment of HMBS-related borrowings	(172,429)	(102,389)
Repurchase of common stock	(4,605)	—
Other, net	(33)	(253)
Net cash used in financing activities	(199,258)	(19,764)

Net decrease in cash, cash equivalents and restricted cash	(175,608)	(70,443)
Cash, cash equivalents and restricted cash at beginning of year	492,340	397,010
Cash, cash equivalents and restricted cash at end of period	$316,732	$326,567

Supplemental non-cash investing and financing activities:

Derecognition of MSRs and financing liabilities:
MSRs	$(263,344)	$—
Financing liability - MSRs pledged (Rights to MSRs)	(263,344)	—
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	$47,038	—
Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	2,695	66,231
Lease liability	2,695	66,247
Transfers of loans held for sale to real estate owned (REO)	768	1,791
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sums to the total of the same such amounts reported in the unaudited consolidated statements of cash flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$263,555	$263,188
Restricted cash and equivalents:
Debt service accounts	15,868	22,087
Other restricted cash	37,309	41,292
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$316,732	$326,567

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Liberty, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). On March 13, 2020, as part of Ocwen's legal entity restructuring, Liberty and PMC entered into an amended asset purchase agreement pursuant to which Liberty transferred substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020. We continue to originate and service reverse mortgage loans under the brand name Liberty Reverse Mortgage.
We perform servicing activities related to our own MSR portfolio (primary) and on behalf of other servicers (subservicing), the largest being New Residential Investment Corp. (NRZ), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, the GSEs), the Government National Mortgage Association (Ginnie Mae) and private-label securitizations (PLS, or non-Agency). As a subservicer or primary servicer, we may be required to make advances for certain property tax and insurance premium payments, default and property maintenance payments and principal and interest payments on behalf of delinquent borrowers to mortgage loan investors before recovering them from borrowers. Most, but not all, of our subservicing agreements provide for us to be reimbursed for any such advances by the owner of the servicing rights. Advances made by us as primary servicer are generally recovered from the borrower or the mortgage loan investor. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgages, generally servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are mostly insured by the FHA and are an approved issuer of HMBS that are guaranteed by Ginnie Mae. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the GSE Cash Window program and bulk MSR purchases.
We had a total of approximately 5,400 employees at March 31, 2020 of which approximately 3,400 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, nearly 80% were engaged in supporting our loan servicing operations as of March 31, 2020.
Business Environment
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations, and these challenges and uncertainties have been amplified by the emergence of the Coronavirus Disease 2019 (COVID-19) pandemic. Losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. If we execute on our key business initiatives, we believe we will drive stronger financial performance. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
First, we must expand our lending business and acquisitions of MSRs that are prudent and well-executed with appropriate financial return targets to replenish and grow our servicing portfolio, and within the constraints of our liquidity. Our efforts to grow and diversify our sources of servicing volumes also mitigate our client concentration risk. We have exposure to client concentration and retention risk as a result of our relationship with NRZ, which accounted for 55% of the UPB in our servicing portfolio as of March 31, 2020. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination and loan deboarding fees and certain other provisions, NRZ has rights to terminate these agreements for convenience. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these termination rights, we might need to right-size or restructure certain aspects of our servicing business as well as the related corporate support functions. On February 20, 2020, we received a notice of termination from NRZ with respect to the subservicing agreement between NRZ and PMC, which accounted for 19% of our servicing portfolio UPB at March 31, 2020.
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
Third, we must manage our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our other key business initiatives. Regarding the current maturities of our borrowings, as of March 31, 2020 we had approximately $789.0 million of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded advance facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We have assessed the potential impact of the COVID-19 pandemic on our financial projections and projected liquidity. We have an agreement in place to upsize and extend through June 2021 our OMART and OFAF advance financing facilities. The OMART VFN capacity will increase from $200.0 million to $500.0 million to accommodate forecasted advancing requirements and the amortization of $185.0 million in term notes in August 2020. The OFAF facility will increase to a total capacity of $70.0 million. In addition, we have executed an agreement to extend our MSR repurchase agreement and warehouse facilities with Barclays. We expect to renew, replace or extend our borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Our debt agreements contain various qualitative and quantitative events of default provisions that include, among other things, noncompliance with covenants, breach of representations, or the occurrence of a material adverse change. If a lender were to allege an event of default and we are unable to avoid, remedy or secure a waiver of such alleged default, we could be subject to adverse actions by our lenders that could have a material adverse impact on us. In addition, PMC and Liberty are parties to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, the Department of Housing and Urban Development (HUD), FHA, VA and Ginnie Mae. To the extent these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. See Note 11 – Borrowings, Note 19 – Regulatory Requirements and Note 21 – Contingencies for further information.
Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. See Note 19 – Regulatory Requirements and Note 21 – Contingencies for further information.
In March 2020, the World Health Organization (WHO) categorized COVID-19 as a pandemic and the COVID-19 outbreak was declared a national emergency in the U.S. The COVID-19 pandemic is adversely affecting economic conditions, including an increase in unemployment, and is creating significant uncertainty about the duration and magnitude of the downturn in the economy. We expect delinquencies and forbearance loans to rise in the near term. Delinquent loans and forbearance loans reduce our servicing fee revenue and are more costly to service. In addition, as servicer, we are required to advance unpaid principal and interest to investors for delinquent and forbearance loans and to make certain advances for unpaid taxes and insurance and other costs to the extent that we determine that such amounts are recoverable. An increase in loans in forbearance or an increase in delinquencies would increase our servicing advances and may increase the related interest expense. Such an increase could also adversely affect our liquidity and our ability to fund servicing advances or finance our business. We are currently negotiating extensions and increases to advance facility commitments with our lenders. There is no assurance that our lenders will agree to extend, renew or increase our financing facilities. We have experienced in the first quarter of 2020, and may continue to experience losses in the valuation of our MSRs, loans or other instruments. Further, our operations may be impacted by reduced employee availability due to illness, voluntary or government mandated social distancing and travel restrictions, as well as our shift to greater utilization of remote work arrangements. These factors may also reduce the capacity of vendors, government agencies, and other third parties on whom we are dependent to conduct our operations. We cannot estimate the duration or the impact of the outbreak on our company due to the recent and rapid developments and varied regulatory and agency responses at this time. Accordingly, the business disruption triggered by COVID-19 could materially and adversely affect our business, financial condition, liquidity or results of operations.
Our ability to execute on our key business initiatives is not certain and is dependent on the successful execution of several complex actions, including our ability to grow our origination business and acquire MSRs with appropriate financial return targets, our ability to acquire, maintain and grow profitable client relationships, our ability to maintain relationships with the GSEs, Ginnie Mae, FHFA, lenders and regulators, our ability to implement further organizational redesign and cost reduction, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our return to sustainable profitability, and our ability to extend, renew or replace our debt agreements in the ordinary course of business. Our ability to execute on our key initiatives has been hindered by the recent COVID-19 environment and the impact on our organization depends on the duration of the lockdown and the magnitude of the economic downturn. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We considered the impact of COVID-19 on the assumptions and estimates used in the unaudited consolidated financial statements for the three months ended March 31, 2020, as described in the relevant notes.
Reclassifications
Certain amounts in the unaudited consolidated balance sheet at December 31, 2019 and the unaudited consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2019 have been reclassified to conform to the current period presentation. The reclassifications had no impact on total assets or total liabilities in our unaudited consolidated balance sheets, no impact on net income (loss) or total revenue in our unaudited consolidated statements of operations and no impact on operating, investing and financing cash flows in our unaudited consolidated statements of cash flows.

We now present Reverse mortgage revenue, net as a separate revenue line item on the face of the unaudited consolidated statements of operations to provide a further breakdown of Other revenue, net and provide greater transparency on the performance associated with our portfolio of HECM loans, net of the HMBS-related borrowings that are both measured at fair value, as follows:

Reclassification within the Statement of Operations - Three Months Ended March 31, 2019
Revenue
From	Gain on loans held for sale, net	$8,613
From	Other revenue, net	24,263
From	Servicing and subservicing fees	(753)
To	Reverse mortgage revenue, net (New line item)	32,123
Total revenue		—
In addition to the above reclassifications, we have made the following presentation changes:

•
In the unaudited consolidated statements of operations, we now separately present MSR valuation adjustments, net from Total expenses, renamed “Operating expenses”. The purpose of this reclassification is to separately present fair value changes from operating expenses and provide additional insights on the nature of our performance.

•
Within Other income (expense), net on the unaudited consolidated statements of operations, we now present the expense related to the pledged MSR liability recorded at fair value separately from Interest expense. The purpose of this reclassification is to improve transparency between the interest expense associated with interest-bearing liabilities recorded on an accrual basis and expenses that are attributable to the pledged MSR liability recorded at fair value. The pledged MSR liability is the obligation to deliver to NRZ all contractual cash flows associated with the underlying MSR that did not meet the requirements for sale accounting treatment. The Pledged MSR liability expense reflects net servicing fee remittance and fair value changes.

•
Within the Total assets section of our consolidated balance sheet at December 31, 2019, we reclassified Match funded advances to Advances to present all servicing-related advances as a single line item.

•	Within the Cash flows from operating activities section, we reclassified Amortization of debt issuance costs of $0.7 million from Other, net to a new separate line item.

•	Within the Cash flows from investing activities section, we reclassified Proceeds from sale of real estate of $1.7 million from Other, net to a new separate line.
Recently Adopted Accounting Standards
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13 and ASU 2019-04)
This ASU requires the measurement and recording of expected lifetime credit losses on loans and other financial instruments measured at amortized cost and replaces the existing incurred loss model for credit losses. The new guidance requires an organization to measure all current expected credit losses (CECL) for financial assets held and certain off-balance sheet credit exposures at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
We adopted this standard on January 1, 2020 by applying the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. We used the modified retrospective method for all financial assets in scope of the standard. Our statements of operations for reporting periods beginning after January 1, 2020 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As permitted by this standard, we made an irrevocable fair value election for certain financial instruments within the scope of the standard. We elected the fair value option for future draw commitments for HECM loans purchased or originated before January 1, 2019. For the HECM loan future draw commitments, we recorded a $47.0 million cumulative-effect transition gain adjustment (before income taxes) to retained earnings as of January 1, 2020 to recognize the fair value as of that date. We did not record any significant net tax effect related to this adjustment as the increase in the deferred tax liability was offset by a corresponding decrease to the valuation allowance. The transition adjustment related to financial instruments for which we are not electing the fair value option did not result in any significant adjustment to the opening balance of retained earnings. Our measurement of lifetime expected credit losses is based on relevant qualitative and quantitative information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect collectability.

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
Our adoption of this standard on January 1, 2020 did not have a material impact on our unaudited consolidated financial statements.
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
Accounting Standards Issued but Not Yet Adopted
Income Taxes: Simplifying the Accounting for Income Taxes (ASU 2019-12)
On December 18, 2019, the FASB issued this ASU to ASC Topic 740, Income Taxes, as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include the removal of certain exceptions to the general principles of ASC 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income.
This standard will be effective for us on January 1, 2021. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. If an entity chooses to early adopt, it must adopt all changes as a result of the ASU. We are currently evaluating the effect of this standard.

Note 2 - Cost Re-Engineering Plan
In February 2019, we announced our intention to execute cost re-engineering opportunities in order to drive stronger financial performance and, in the longer term, simplify our operations. Our cost re-engineering plan extended beyond eliminating redundant costs through the integration process and addressed organizational, process and control redesign and automation, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Costs for this plan included severance, retention and other incentive awards, facilities-related costs and other costs to execute the reorganization. While we continue to pursue additional cost re-engineering initiatives, this $65.0 million cost re-engineering plan announced in February 2019 was completed by December 31, 2019. Our remaining liability at March 31, 2020 is $5.9 million and is included in Other accrued expenses, a component of Other liabilities.

The following table provides a summary of plan costs incurred during the three months ended March 31, 2019:

	Employee-related	Other	Total
Total costs incurred	$19,163	$2,973	$22,136
The above expenses were all incurred within the Corporate Items and Other segment. Employee-related costs are reported in Compensation and benefits expense in the unaudited consolidated statements of operations. Other costs are primarily reported in Professional services expense and Other expenses.

Note 3 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements using special purpose entities (SPEs) or VIEs into three groups: (1) securitizations of residential mortgage loans, (2) financings of advances and (3) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 11 – Borrowings.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2020	2019
Proceeds received from securitizations	$820,001	$242,960
Servicing fees collected (1)	12,252	15,918
Purchases of previously transferred assets, net of claims reimbursed	(2,607)	(904)
	$829,646	$257,974

(1)
We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.

In connection with these transfers, we retained MSRs of $6.6 million and $0.8 million during the three months ended March 31, 2020 and 2019, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	March 31, 2020	December 31, 2019
Carrying value of assets
MSRs, at fair value	$83,582	$109,581
Advances	127,114	141,829
UPB of loans transferred	15,831,062	14,490,984
Maximum exposure to loss	$16,041,758	$14,742,394
At March 31, 2020 and December 31, 2019, 7.2% and 7.7%, respectively, of the transferred residential loans that we service were 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained or we sell the loans to third parties with servicing rights released. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest because of the servicing requirements in the product that require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as financings. Under this accounting treatment, the HECM loans are classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Reverse mortgage revenue, net in our unaudited consolidated statements of operations.
Financings of Advances
Match funded advances, i.e., advances that are pledged as collateral to our advance facilities, result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because we have determined that Ocwen is the primary beneficiary of the SPEs. These SPEs issue debt supported by collections on the transferred advances, and we refer to this debt as Advance match funded liabilities.
We make transfers to these SPEs in accordance with the terms of our advance financing facility agreements. Debt service accounts require us to remit collections on pledged advances to the trustee within two days of receipt. Collected funds that are not applied to reduce the related Advance match funded debt until the payment dates specified in the indenture are classified as debt service accounts within Restricted cash in our unaudited consolidated balance sheets. The balances also include amounts that have been set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest, as well as amounts set aside as required by our warehouse facilities as security for our obligations under the related agreements. The funds are held in interest earning accounts and those amounts related to match funded advance facilities are held in the name of the SPE created in connection with the facility.
We classify the transferred advances on our unaudited consolidated balance sheets as a component of Advances, net and the related liabilities as Advance match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the advance financing SPEs are comprised solely of Advances, Restricted cash (Debt service accounts), Advance match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our unaudited consolidated balance sheets.
MSR Financings
On July 1, 2019, we entered into a $300.0 million financing facility with a third-party secured by certain Fannie Mae and Freddie Mac MSRs (Agency MSRs). Two trusts were established in connection with this facility. On July 1, 2019 we entered into an MSR Excess Spread Participation Agreement under which we created a 100% participation interest in the portfolio excess servicing fees, pursuant to which the holder of the participation interest is entitled to receive certain funds collected on the related portfolio of mortgage loans (other than ancillary income and advance reimbursement amounts) with respect to such Portfolio Excess Servicing Fees. This participation interest has been contributed to the trusts.
In connection with this facility, we entered into repurchase agreements with a third-party pursuant to which we sold trust certificates of the trusts representing certain indirect economic interests in the Agency MSRs and agreed to repurchase such certificates at a future date at the repurchase price set forth in the repurchase agreements. Our obligations under the facility are secured by a lien on the related Agency MSRs. In addition, Ocwen guarantees the obligations under the facility. This facility will terminate in June 2020 unless the parties mutually agree to renew or extend.
We determined that the trusts are VIEs for which we are the primary beneficiary. Therefore, we have included the trusts in our consolidated financial statements effective July 1, 2019. We have the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance given that we are the servicer of the Agency MSRs that result in cash flows to the trusts. In addition, we have designed the trusts at inception to facilitate the third-party funding facility under which we have the obligation to absorb the losses of the VIEs that could be potentially significant to the VIEs.
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	March 31, 2020	December 31, 2019
MSRs pledged (MSRs, at fair value)	$173,313	$245,533
Unamortized debt issuance costs (Other assets)	473	946
Debt service account (Restricted cash)	102	100
Outstanding borrowings (Other secured borrowings, net)	114,290	147,706
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
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	March 31, 2020	December 31, 2019
MSRs pledged (MSRs, at fair value)	$141,610	$146,215
Debt service account (Restricted cash)	2,941	3,002
Outstanding borrowings (Other secured borrowings, net)	86,911	94,395
Unamortized debt issuance costs (Other secured borrowings, net)	(1,196)	(1,207)
Mortgage-Backed Securitizations
The table below presents the carrying value and classification of the assets and liabilities of two consolidated mortgage-backed securitization trusts included in our unaudited consolidated balance sheets as a result of residual securities we acquired which were issued by the trusts.

	March 31, 2020	December 31, 2019
Loans held for investment, at fair value - Restricted for securitization investors	$22,561	$23,342
Financing liability - Owed to securitization investors, at fair value	21,365	22,002

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		March 31, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (f)	3, 2	$203,592	$203,592	$208,752	$208,752
Loans held for sale, at lower of cost or fair value (b)	3	42,423	42,423	66,517	66,517
Total Loans held for sale		$246,015	$246,015	$275,269	$275,269

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$6,568,821	$6,568,821	$6,269,596	$6,269,596
Loans held for investment - Restricted for securitization investors (a)	3	22,561	22,561	23,342	23,342
Total loans held for investment		$6,591,382	$6,591,382	$6,292,938	$6,292,938

		March 31, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Advances, net (c)	3	$1,024,807	$1,024,807	$1,056,523	$1,056,523
Receivables, net (c)	3	235,305	235,305	201,220	201,220
Mortgage-backed securities (a)	3	1,670	1,670	2,075	2,075
Corporate bonds (a)	2	211	211	441	441

Financial liabilities:
Advance match funded liabilities (c)	3	$625,951	$631,247	$679,109	$679,507
Financing liabilities:
HMBS-related borrowings (a)	3	$6,323,091	$6,323,091	$6,063,435	$6,063,435
Financing liability - MSRs pledged (Rights to MSRs) (a) (e)	3	601,684	601,684	950,593	950,593
Financing liability - Owed to securitization investors (a)	3	21,365	21,365	22,002	22,002
Total Financing liabilities		$6,946,140	$6,946,140	$7,036,030	$7,036,030
Other secured borrowings:
Senior secured term loan (c) (d)	2	$191,810	$177,546	$322,758	$324,643
Other (c)	3	605,805	580,569	703,033	686,146
Total Other secured borrowings		$797,615	$758,115	$1,025,791	$1,010,789

Senior notes:
Senior unsecured notes (c) (d)	2	$21,125	$14,902	$21,046	$13,821
Senior secured notes (c) (d)	2	290,165	238,379	290,039	256,201
Total Senior notes		$311,290	$253,281	$311,085	$270,022

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a) (f)	3, 2	$10,478	$10,478	$4,878	$4,878
Forward trades - Loans held for sale (a)	1	(235)	(235)	(92)	(92)
TBA / Forward mortgage-backed securities (MBS) trades and futures - MSR hedging (a)	1	2,999	2,999	1,121	1,121

MSRs (a) (e)	3	$1,050,228	$1,050,228	$1,486,395	$1,486,395

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not measured, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
A rollforward of the beginning and ending balances of MSRs and Financing liability - MSRs pledged that we measure at fair value on a recurring basis is provided in Note 7 – Mortgage Servicing and Note 8 — Rights to MSRs, respectively.

(f)	Level 3 at March 31, 2020 and Level 2 at December 31, 2019.

The following tables present a rollforward of the beginning and ending balances of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended March 31, 2020
Beginning balance	$6,269,596	$(6,063,434)	$23,342	$(22,002)	$—	$2,075	$—
Cumulative effect of fair value election	47,038	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—	—
Issuances	294,932	(312,249)	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements	(175,095)	172,429	(781)	637	—	—	—
Transfers (to) from:
Loans held for sale, at fair value	(578)	—	—	—	—	—	—
Other assets	(265)	—	—	—	—	—	—
Receivables, net	(129)	—	—	—	—	—	—
	165,903	(139,820)	(781)	637	—	—	—
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value	133,322	(119,837)	—	—	—	(405)	—
Calls and other	—	—	—	—	—	—	—
	133,322	(119,837)	—	—	—	(405)	—
Transfers in and / or out of Level 3	—	—	—	—	25,582	—	10,478
Ending balance	$6,568,821	$(6,323,091)	$22,561	$(21,365)	$25,582	$1,670	$10,478

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Mortgage-Backed Securities	Derivatives - Interest Rate Caps
Three months ended March 31, 2019
Beginning balance	$5,472,199	$(5,380,448)	$26,520	$(24,815)	$1,502	$678
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	209,264	(210,563)	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(104,630)	102,389	(283)	253	—	—
Transfers (to) from:
Loans held for sale, at fair value	(396)	—	—	—	—	—
Other assets	(119)	—	—	—	—	—
Receivables, net	(68)	—	—	—	—	—
	104,051	(108,174)	(283)	253	—	—
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value	150,667	(126,066)	—	—	284	(402)
Calls and other	—	—	—	—	—	—
	150,667	(126,066)	—	—	284	(402)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$5,726,917	$(5,614,688)	$26,237	$(24,562)	$1,786	$276

The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis and those disclosed, but not carried, at fair value are described below.
Loans Held for Sale
Residential forward and reverse mortgage loans that we intend to sell are carried at fair value as a result of a fair value election. Such loans are subject to changes in fair value due to fluctuations in interest rates from the closing date through the date of the sale of the loan into the secondary market. These loans are generally classified within Level 2 of the valuation hierarchy because the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conventional and government-insured mortgage loans are typically sold.
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic early buyouts (EBO) and loan resolution activity as part of our contractual obligations as the servicer of the loans. On January 1, 2020, we elected to classify any repurchased loans after January 1, 2020 as loans held for sale at fair value. Modified and EBO loans purchased before January 1, 2020 are classified as loans held for sale at the lower of cost or fair value. We expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations (in the case of modified loans) or sell the loans to a private investor (in the case of EBO loans). The fair value of these loans was estimated using published forward Ginnie Mae prices or existing sale contracts at December 31, 2019. At March 31, 2020, as a result of the volatility of capital markets due to the COVID-19 pandemic, loans with a fair value of $25.6 million required the use of significant unobservable inputs, including the assumptions of the embedded MSR, margin and yield, and was classified as Level 3.

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
Loans Held for Investment
Loans Held for Investment - Reverse Mortgages
We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including all future draw commitments for HECM loans. On January 1, 2019, we made an irrevocable fair value election on all future draw commitments for HECM loans that were purchased or originated on or after January 1, 2019. In connection with our adoption of ASU 2016-13 on January 1, 2020, we made an irrevocable fair value election on all future draw commitments for HECM loans that were purchased or originated before January 1, 2019. Significant assumptions include expected future draws and prepayment and delinquency rates and cumulative loss curves. The discount rate assumption for these assets is primarily based on an assessment of current market yields on newly originated reverse mortgage loans, expected duration of the asset and current market interest rates.

Significant valuation assumptions	March 31, 2020	December 31, 2019
Life in years
Range	1.2 to 8.4	2.4 to 7.8
Weighted average	6.5	6.0
Conditional repayment rate
Range	8.0% to 24.3%	7.8% to 28.3%
Weighted average	13.2%	14.6%
Discount rate	2.0%	2.8%
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
We engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our verification and analytical procedures, provide reasonable assurance that the prices used in our unaudited consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.

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
A change in the valuation inputs or assumptions might result in a significantly higher or lower fair value measurement. Changes in market interest rates predominantly impact the fair value for Agency MSRs via prepayment speeds by altering the borrower refinance incentive and the non-Agency MSRs due to the impact on advance costs. Other key assumptions used in the valuation of these MSRs include delinquency rates and discount rates.

Significant valuation assumptions	March 31, 2020		December 31, 2019
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	17.5%	12.2%	11.7%	12.2%
Weighted average delinquency rate	4.8%	25.7%	3.2%	27.3%
Advance financing cost	5-year swap	5-yr swap plus 2.00%	5-year swap	5-yr swap plus 2.00%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.4%	11.3%	9.3%	11.3%
Weighted average cost to service (in dollars)	$93	$278	$85	$277
As a result of the market volatility and uncertainties due to the COVID-19 outbreak, management exercised significant judgment in determining and updating the key assumptions that market participants would use when pricing the MSR based on the known or knowable information as of March 31, 2020.
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of March 31, 2020 given hypothetical shifts in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(52,979)	$(100,320)
Weighted average discount rate	(14,339)	(27,843)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at March 31, 2020 are increased prepayment speeds and an increase in the yield assumption.
Advances
We value advances at their net realizable value, which generally approximates fair value. Servicing advances have no stated maturity and do not bear interest. Principal and interest advances are generally realized within a relatively short period of time. The timing of recovery of taxes, insurance and other corporate advances depends on the underlying loan attributes, performance, and in many cases, foreclosure or liquidation timeline. The fair value adjustment to servicing advances associated with the estimated time to recover such advances is separately measured and reported as a component of the fair value of the associated MSR, consistent with actual market transactions. Refer to MSRs above for a description of the valuation methodology and assumptions related to the cost of financing servicing advances and discount rate, among other factors.
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
Advance Match Funded Liabilities
For advance match funded liabilities that bear interest at a rate that is adjusted regularly based on a market index, the carrying value approximates fair value. For advance match funded liabilities that bear interest at a fixed rate, we determine fair value by discounting the future principal and interest repayments at a market rate commensurate with the risk of the estimated cash flows. We assume the notes are refinanced at the end of their revolving periods, consistent with how we manage our advance facilities.
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

Significant valuation assumptions	March 31, 2020	December 31, 2019
Life in years
Range	1.2 to 8.4	2.4 to 7.8
Weighted average	6.5	6
Conditional repayment rate
Range	8.0% to 24.3%	7.8% to 28.3%
Weighted average	13.2%	14.6%
Discount rate	1.8%	2.7%
Significant increases or decreases in any of these assumptions in isolation would have resulted in a significantly higher or lower fair value.
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

Significant valuation assumptions	March 31, 2020	December 31, 2019
Weighted average prepayment speed	12.3%	11.9%
Weighted average delinquency rate	27.7%	20.3%
Advance financing cost	5-year swap plus 0% to 2.00%	5-year swap plus 0% to 2.00%
Interest rate for computing float earnings	5-year swap minus 0% to 0.50%	5-year swap minus 0% to 0.50%
Weighted average discount rate	11.4%	10.7%
Weighted average cost to service (in dollars)	$292	$223
Significant increases or decreases in these assumptions in isolation would have resulted in a significantly higher or lower fair value.
Financing Liability – Owed to Securitization Investors
Consists of securitization debt certificates due to third parties that represent beneficial ownership interests in mortgage-backed securitization trusts that we include in our consolidated financial statements. We determine fair value using the measurement alternative to ASC Topic 820, Fair Value Measurement as disclosed in Note 3 – Securitizations and Variable Interest Entities. In accordance with the measurement alternative, the fair value of the consolidated securitization debt certificates is measured as the fair value of the loans held by the trust less the fair value of the beneficial interests held by us in the form of residual securities.
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
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant (locked pipeline), whereby the interest rate is set prior to funding. As of December 31, 2019, IRLCs were classified within Level 2 of the valuation hierarchy as the primary component of the price was obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors. As of March 31, 2020, IRLCs were transferred to Level 3 assets as historical fallout rates required significant unobservable adjustments to account for the COVID-19 uncertainties.
We entered into forward MBS trades to provide an economic hedge against changes in the fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value until August 2019 and, beginning in September 2019, to hedge of our net MSR portfolio. TBAs and interest rate swap futures are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month or three-month Eurodollar rate (1ML or 3ML, respectively) interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

Note 5 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended March 31,
	2020	2019
Beginning balance	$208,752	$176,525
Originations and purchases (2)	831,474	219,867
Proceeds from sales	(805,202)	(235,895)
Principal collections	(6,833)	(5,516)
Transfers from (to):
Loans held for investment, at fair value	578	396
Receivables, net	(31,302)	(581)
REO (Other assets)	(768)	(696)
Gain on sale of loans	6,418	8,191
Decrease in fair value of loans	(1,642)	(228)
Other	2,117	(8,923)
Ending balance (1) (2) (3)	$203,592	$153,140

(1)	At March 31, 2020 and 2019, the balances include $(9.4) million and $(7.8) million, respectively, of fair value adjustments.

(2)	We elected the fair value option for all newly repurchased loans after December 31, 2019, consistent with our fair value election of originated loans.

(3)
At March 31, 2020 and 2019, the balances include $25.6 million and nil, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to Receivables.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended March 31,
	2020	2019
Beginning balance	$66,517	$66,097
Purchases (1)	—	84,315
Proceeds from sales	(30,492)	(62,135)
Principal collections	(651)	(1,776)
Transfers from (to):
Receivables, net	266	(27,411)
REO (Other assets)	—	(1,095)
Gain on sale of loans	1,842	551
Decrease in valuation allowance	(138)	706
Other	5,079	10,295
Ending balance (1)	$42,423	$69,547

(1)
At March 31, 2020 and 2019, the balances include $29.3 million and $42.7 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. Loans repurchased after December 31, 2019 are classified as Loans Held for Sale - Fair Value since we elected the fair value option, consistent with our fair value election for originated or purchased loans.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended March 31,
	2020	2019
Beginning balance	$6,643	$11,569
Provision	570	642
Transfer from Liability for indemnification obligations (Other liabilities)	25	67
Sales of loans	(457)	(1,415)
Ending balance	$6,781	$10,863

Gain on Loans Held for Sale, Net	Three Months Ended March 31,
	2020	2019
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$6,561	$828
Gain on sale of repurchased Ginnie Mae loans	1,842	538
Gain on sale of forward mortgage loans	6,418	10,444
	14,821	11,810
Change in fair value of IRLCs	5,714	(341)
Change in fair value of loans held for sale	159	(142)
Loss on economic hedge instruments	(7,192)	(2,270)
Other	(171)	(75)
	$13,331	$8,982

Note 6 – Advances

	March 31, 2020	December 31, 2019
Principal and interest	$426,308	$414,846
Taxes and insurance	383,829	422,383
Foreclosures, bankruptcy, REO and other	222,043	229,219
	1,032,180	1,066,448
Allowance for losses	(7,373)	(9,925)
Advances, net	$1,024,807	$1,056,523
The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$1,056,523	$1,186,676
New advances	243,545	105,995
Sales of advances	(228)	(707)
Collections of advances and other	(277,585)	(198,008)
Net decrease in allowance for losses (1)	2,552	124
Ending balance	$1,024,807	$1,094,080

(1)
As disclosed in Note 1, there was no significant adjustment as of January 1, 2020 as a result of the adoption of ASU 2016-13. Servicing advances are generally expected to be fully reimbursed under the terms of the servicing agreements. The estimate for the allowance for losses is based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectability. The allowance for losses includes an estimate for claimable (with investors) but nonrecoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances.

Allowance for Losses	Three Months Ended March 31,
	2020	2019
Beginning balance	$9,925	$23,259
Provision (reversal)	(761)	1,762
Net charge-offs and other	(1,791)	(1,886)
Ending balance (1)	$7,373	$23,135

(1)	$18.0 million allowance related to sold advances was reclassified in the third quarter of 2019 and presented as Other liabilities (Liability for indemnification obligations).

Note 7 – Mortgage Servicing

During each period, we remeasure our MSR at fair value, which contemplates the receipt or nonreceipt of the servicing income for that period. The servicing income, including expectations of future servicing cash flows, are inputs for the measurement of the MSR fair value. The net result on the statement of operations is that we record the contractual cash received in each period as revenue within Servicing and subservicing fees, offset by the remeasurement of the MSR fair value within MSR valuation adjustments, net.

MSRs – Fair Value Measurement Method	Three Months Ended March 31,
	2020			2019
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$714,006	$772,389	$1,486,395	$865,587	$591,562	$1,457,149
Sales and other transfers	—	(56)	(56)	(435)	(132)	(567)
Additions:
Recognized on the sale of residential mortgage loans	5,930	—	5,930	1,407	—	1,407
Purchase of MSRs	31,490	—	31,490	54,513	—	54,513
Servicing transfers and adjustments (1)	(263,630)	(893)	(264,523)	—	(3,313)	(3,313)
Changes in fair value (2):
Changes in valuation inputs or other assumptions	(166,532)	10,392	(156,140)	(64,117)	(156)	(64,273)
Realization of expected future cash flows and other changes	(27,037)	(25,831)	(52,868)	(31,263)	(13,462)	(44,725)
Ending balance	$294,227	$756,001	$1,050,228	$825,692	$574,499	$1,400,191

(1)
Servicing transfers and adjustments include a $263.7 million derecognition of MSRs/Rights to MSRs effective with the February 20, 2020 termination of the subservicing agreement between NRZ and PMC. See Note 8 — Rights to MSRs for further information.

(2)	Changes in fair value are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations.
Portfolio of Assets Serviced
The following table presents the composition of our primary servicing and subservicing portfolios as measured by UPB. The UPB amounts in the table below are not included on our unaudited consolidated balance sheets, with the exception of the Reverse mortgage loans.

	UPB at
	March 31, 2020	December 31, 2019	March 31, 2019
Servicing	$70,718,538	$70,428,208	$69,616,987
Reverse mortgage loan servicing (1)	6,432,003	6,229,724	5,671,103
Subservicing	17,676,677	17,120,905	49,805,407
NRZ (2) (3)	113,934,122	118,587,594	125,987,243
	$208,761,340	$212,366,431	$251,080,740

(1)
Reverse mortgage loans are reported on our unaudited consolidated balance sheets and are classified as loans held for investment. No separate MSRs are recognized in our unaudited consolidated balance sheets.

(2)
UPB of loans for which the Rights to MSRs have been sold to NRZ, including $55.6 billion for which third-party consents have been received and the MSRs have been transferred to NRZ (the MSRs remain on balance sheet as the transactions do not achieve sale accounting treatment).

(3)
Includes $40.0 billion of servicing UPB at March 31, 2020 pursuant to the subservicing agreement between NRZ and PMC for which we received a notice of termination from NRZ on February 20, 2020. While the MSRs and the Rights to MSRs associated with these loans are derecognized from our consolidated balance sheet, we continue to service these loans until deboarding. See Note 8 — Rights to MSRs.

We acquired MSRs on portfolios with a UPB of $2.9 billion and $4.9 billion during the three months ended March 31, 2020 and 2019, respectively. We sold MSRs on portfolios with a UPB of $17.6 million and $99.4 million during the three months ended March 31, 2020 and 2019, respectively.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
At March 31, 2020, the S&P Global Ratings, Inc.’s (S&P’s) servicer ratings outlook for PMC is stable. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. Downgrades in servicer ratings could adversely affect our ability to service loans, sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. As a result of our current servicer ratings, termination rights have been triggered in some non-Agency servicing agreements. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

Servicing Revenue	Three Months Ended March 31,
	2020	2019
Loan servicing and subservicing fees
Servicing	$55,408	$53,345
Subservicing	5,190	6,207
NRZ	119,669	155,847
	180,267	215,399
Late charges	14,639	15,439
Custodial accounts (float earnings)	6,141	11,934
Loan collection fees	4,256	4,349
Home Affordable Modification Program (HAMP) fees (1)	408	1,777
Other, net	5,772	7,881
	$211,483	$256,779

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

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.9 billion, $1.7 billion and $1.8 billion at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Note 8 — Rights to MSRs
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

Balance Sheets	March 31, 2020	December 31, 2019
MSRs, at fair value (1)	$591,705	$915,148

Due from NRZ (Receivables)
Sales and transfers of MSRs (2)	$22,631	$24,167
Subservicing fees and reimbursable expenses	1,601	9,197
	$24,232	$33,364

Due to NRZ (Other liabilities)	$98,555	$63,596

Financing liability - MSRs pledged, at fair value
Original Rights to MSRs Agreements	$591,705	$603,046
2017 Agreements and New RMSR Agreements (3)	9,979	35,445
PMC MSR Agreements (1)	—	312,102
	$601,684	$950,593

(1)
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements. While the MSRs and the Rights to MSRs associated with these loans are derecognized from our balance sheet at March 31, 2020, we continue to service these loans until deboarding, and account for them as a subservicing relationship.

(2)
Balance represents the holdback of proceeds from PMC MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. These sales were executed by PMC prior to the acquisition date.

(3)	$10.0 million of income is expected to be recognized for the quarter ended June 30, 2020 as a reduction in the financing liability based on the remaining term of the original agreements.

	Three Months Ended March 31,
	2020	2019
Statements of Operations
Servicing fees collected on behalf of NRZ (1)	$119,669	$155,847
Less: Subservicing fee retained by Ocwen (1)	29,331	37,407
Net servicing fees remitted to NRZ	90,338	118,440

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	(9,120)	121
2017 Agreements and New RMSR Agreements	(903)	(6,980)
PMC MSR Agreements (1)	40,720	33,096
	30,697	26,237
Runoff and settlement:
Original Rights to MSRs Agreements	17,793	9,035
2017 Agreements and New RMSR Agreements	25,142	23,320
PMC MSR Agreements (1)	7,492	17,774
	50,427	50,129

Other	2,620	(1,882)

Pledged MSR liability expense	$6,594	$43,956

(1)
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements. As the MSRs and the Rights to MSRs associated with these loans were derecognized from our consolidated balance sheet on February 20, 2020, we did not report the associated servicing fees collected on behalf of, and remitted to NRZ, or the change in fair value, runoff and settlement of the financing liability subsequent to February 20, 2020.

Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Balance at December 31, 2019	$603,046	$35,445	$312,102	$950,593
Additions	—	—	—	—
Receipt of lump-sum cash payments	—	—	—	—
Sales	—	—	(226)	(226)
Changes in fair value:
Original Rights to MSRs Agreements	9,120	—	—	9,120
2017 Agreements and New RMSR Agreements	—	903	—	903
PMC MSR Agreements	—	—	(40,720)	(40,720)
Runoff and settlement:
Original Rights to MSRs Agreements	(17,793)	—	—	(17,793)
2017 Agreements and New RMSR Agreements	—	(25,142)	—	(25,142)
PMC MSR Agreements	—	—	(7,492)	(7,492)
Derecognition of Pledged MSR financing liability due to termination of PMC MSR Agreements	—	—	(263,664)	(263,664)
Calls (1):
Original Rights to MSRs Agreements	(2,668)	—	—	(2,668)
2017 Agreements and New RMSR Agreements	—	(1,227)	—	(1,227)
Balance at March 31, 2020	$591,705	$9,979	$—	$601,684

Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Balance at December 31, 2018	$436,511	$138,854	$457,491	$1,032,856
Purchases	—	—	577	577
Changes in fair value:
Original Rights to MSRs Agreements	(121)	—	—	(121)
2017 Agreements and New RMSR Agreements	—	6,980	—	6,980
PHH MSR Agreements	—	—	(33,096)	(33,096)
Runoff and settlement:
Original Rights to MSRs Agreements	(9,035)	—	—	(9,035)
2017 Agreements and New RMSR Agreements	—	(23,320)	—	(23,320)
PHH MSR Agreements	—	—	(17,774)	(17,774)
Calls (1):
Original Rights to MSRs Agreements	(3,269)	—	—	(3,269)
2017 Agreements and New RMSR Agreements	—	(2,582)	—	(2,582)
Balance at March 31, 2019	$424,086	$119,932	$407,198	$951,216

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
Ocwen received lump-sum cash payments of $54.6 million and $279.6 million in September 2017 and January 2018 in accordance with the terms of the 2017 Agreements and New RMSR Agreements, respectively. These upfront payments generally represent the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expects to receive under the 2017 Agreements and the New RMSR Agreements. We recognized the cash received as a financing liability that we are accounting for at fair value through the remaining term of the original agreements (April 2020). Changes in fair value are recognized in Pledged MSR liability expense in the unaudited consolidated statements of operations.
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
At any time during the Initial Term, NRZ may terminate the Subservicing Agreements and Servicing Addendum for convenience, subject to Ocwen’s right to receive a termination fee and 180 days’ notice. The termination fee is calculated as specified in the Subservicing Agreements and Servicing Addendum, and is a discounted percentage of the expected revenues that would be owed to Ocwen over the remaining contract term based on certain portfolio run-off assumptions.
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
Under the terms of the Subservicing Agreements and Servicing Addendum, in addition to a base servicing fee, Ocwen receives certain ancillary fees, primarily late fees, loan modification fees and Speedpay® fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. NRZ receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as being entitled to receive certain REO related income including REO referral commissions.
As of March 31, 2020, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $73.6 billion, including $17.9 billion for which title has not transferred to NRZ. We and NRZ are currently discussing various alternative arrangements for the servicing of these MSRs. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $17.9 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.

In addition, as noted above, during the Initial Term, NRZ has the right to terminate the $17.9 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
PMC Transactions
On December 28, 2016, PMC entered into an agreement to sell substantially all of its MSRs, and the related servicing advances, to NRM (the 2016 PMC Sale Agreement). In connection with this agreement, on December 28, 2016, PMC also entered into a subservicing agreement with NRZ which was subsequently amended and restated as of March 29, 2019 (together with the 2016 PMC Sale Agreement, the PMC MSR Agreements). The PMC subservicing agreement has an initial term of three years from the initial transaction date of June 16, 2017, subject to certain transfer and termination provisions.
The PMC subservicing agreement generates revenue based on a schedule of fees per loan per month that includes revenue adjustments for delinquent loans to cover the incremental cost associated with servicing such loans. As of March 31, 2020, Ocwen serviced 269,403 loans (with a UPB of $33.8 billion) under this arrangement, excluding loans added by NRZ in 2019, and recorded servicing fee revenues for the three months ended March 31, 2020 of $3.9 million. In addition to the $33.8 billion in UPB of loans in the PMC subservicing agreement for which the MSR sale transaction did not achieve sale accounting treatment, PMC is also subservicing loans with approximately $6.2 billion in UPB at March 31, 2020 that NRZ added to the PMC subservicing agreement after NRZ acquired the MSRs from an unrelated party during 2019. Consistent with a subservicing relationship, no MSR or pledged MSR liability is recorded on our consolidated balance sheets for the $6.2 billion loan UPB.
Subject to the payment of the applicable deboarding fee and proper notice, NRZ has the right to terminate an amount not to exceed 25% of the underlying mortgage loans (not including loans added by NRZ in 2019) being subserviced during the period from June 2019 through the end of the initial term in June 2020. The PMC subservicing agreement automatically renews for successive one-year terms unless either party provides notice of renewal in accordance with the PMC subservicing agreement, which is 180 days’ notice in the case of NRZ and nine months’ notice in the case of PMC. NRZ and PMC each also has the right to terminate the PMC subservicing agreement after the initial term without cause subject to 180 days’ notice in the case of NRZ and nine months’ notice in the case of PMC and, if NRZ elects to terminate, NRZ’s payment of deboarding fees. NRZ and PMC each has the ability to terminate the subservicing agreement for cause if certain specified conditions occur.
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements, which accounted for $40.0 billion loan UPB. The notice states that the effective date of termination is June 19, 2020 with respect to 25% of the Initial Mortgage Loans under the agreement and August 18, 2020 for the remainder of the loans under the agreement. The loans that were added by NRZ under the PMC subservicing agreement in 2019 and amounted to approximately $6.6 billion in UPB are subject to the termination with the stated effective date of August 18, 2020. In connection with the termination, we are entitled to loan deboarding fees from NRZ. This termination is for convenience and not for cause. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs associated with the $40.0 billion loan UPB were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We continue to service these loans until deboarding, and account for them as a subservicing relationship. Accordingly, we recognized subservicing fees associated with the subservicing agreement subsequent to February 20, 2020 and did not report any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter.

Note 9 – Receivables

	March 31, 2020	December 31, 2019
Servicing-related receivables:
Government-insured loan claims	$120,410	$122,557
Due from NRZ:
Sales and transfers of MSRs	22,631	24,167
Subservicing fees and reimbursable expenses	1,601	9,197
Reimbursable expenses	9,325	13,052
Due from custodial accounts	11,306	27,175
Other	3,665	4,970
	168,938	201,118
Income taxes receivable (1)	102,566	37,888
Other receivables	23,064	20,086
	294,568	259,092
Allowance for losses	(59,263)	(57,872)
	$235,305	$201,220

(1)	See Note 16 – Income Taxes
At March 31, 2020 and December 31, 2019, the allowance for losses related to receivables of our Servicing business. Allowance for losses related to defaulted FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations and not subsequently sold to third-party investors (government-insured loan claims) was $58.1 million and $56.9 million at March 31, 2020 and December 31, 2019, respectively. The government-insured loan claims are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended March 31,
	2020	2019
Beginning balance (1)	$56,868	$52,497
Provision	5,072	7,247
Charge-offs and other, net	(3,837)	(8,464)
Ending balance	$58,103	$51,280

(1)	The adoption of ASU 2016-13 did not result in any significant change to the allowance for losses related to receivables as of January 1, 2020.

Note 10 – Other Assets

	March 31, 2020	December 31, 2019
Contingent loan repurchase asset	$393,395	$492,900
Prepaid expenses	35,514	21,996
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Derivatives, at fair value	15,830	6,007
REO	7,907	8,556
Prepaid lender fees, net	6,464	8,647
Security deposits	2,150	2,163
Mortgage backed securities, at fair value	1,670	2,075
Deferred tax asset, net	1,647	2,169
Interest-earning time deposits	371	390
Other	4,004	3,164
	$484,125	$563,240

Note 11 – Borrowings

Advance Match Funded Liabilities				March 31, 2020		December 31, 2019
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate (3)	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2015-VF5 (4)	Dec. 2050	Dec. 2020	$59,021	3.05%	$140,979	3.36%	$190,555
Advance Receivables Backed Notes, Series 2019-T1 (5)	Aug. 2050	Aug. 2020	—	2.62	185,000	2.62	185,000
Advance Receivables Backed Notes, Series 2019-T2 (5)	Aug. 2051	Aug. 2021	—	2.53	285,000	2.53	285,000
Total Ocwen Master Advance Receivables Trust (OMART)			59,021	2.68	610,979	2.79	660,555
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (6)	Jun. 2050	Jun. 2020	45,028	3.26	14,972	3.53	18,554
			$104,049	2.69%	$625,951	2.81%	$679,109

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

(2)
Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At March 31, 2020, none of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral.

(3)	1ML was 0.99% and 1.76% at March 31, 2020 and December 31, 2019, respectively.

(4)
The total borrowing capacity of the Series 2015-VF5 variable notes is $200.0 million, with interest computed based on the lender’s cost of funds plus a margin. At March 31, 2020, the weighted average interest margin was 136 bps.

(5)
On August 14, 2019, we issued two fixed-rate term notes of $185.0 million (Series 2019 T-1) and $285.0 million (Series 2019-T2) with amortization dates of August 17, 2020 and August 16, 2021, respectively, for a total combined borrowing capacity of $470.0 million. The weighted average rate of the notes is 2.57% with rates on the individual classes of notes ranging from 2.42% to 4.44%.

(6)	The borrowing capacity of this facility is $60.0 million with interest computed based on the lender’s cost of funds plus a margin. At March 31, 2020, the weighted average interest margin was 157 bps.

Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. As of March 31, 2020, we were the servicer of Rights to MSRs sold to NRZ pertaining to $17.9 billion in UPB, which excludes those Rights to MSRs where legal title has transferred to NRZ. NRZ’s associated outstanding servicing advances were approximately $668.5 million and $704.2 million as of March 31, 2020 and December 31, 2019, respectively. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. If NRZ were unable to meet its advance funding obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs for which legal title has not transferred, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing business. See Note 8 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	March 31, 2020	December 31, 2019
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$6,323,091	$6,063,435
Other Financing Liabilities
MSRs pledged (Rights to MSRs), at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	591,705	603,046
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	9,979	35,445
PMC MSR Agreements	MSRs	(4)	(4)	—	312,102
				601,684	950,593

Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (5)	Loans held for investment	(5)	(5)	9,544	9,794
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (5)	Loans held for investment	(5)	(5)	11,821	12,208
				21,365	22,002
Total Other Financing Liabilities				623,049	972,595
				$6,946,140	$7,036,030

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

(3)
This financing liability arose in connection with lump sum payments of $54.6 million received upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ in September 2017. In connection with the execution of the New RMSR Agreements in January 2018, we received a lump sum payment of $279.6 million as compensation for foregoing certain payments under the Original Rights to MSRs Agreements. We recognized the cash received as a financing liability that we are accounting for at fair value through the remaining term of the original agreements (April 2020). The balance of the liability is adjusted each reporting period to its fair value based on the present value of the estimated future cash flows, with changes in fair value recognized in Pledged MSR liability expense in the unaudited consolidated statements of operations.

(4)
Represented a liability for sales of MSRs to NRZ which did not qualify for sale accounting treatment and were accounted for as a secured borrowing which we assumed in connection with the acquisition of PHH. Under this accounting treatment, the MSRs transferred to NRZ remained on the consolidated balance sheet and the proceeds from the sale were recognized as a secured liability. We elected to record the liability at fair value consistent with the related MSRs. As disclosed in Note 8 — Rights to MSRs, the liability was derecognized upon termination of the agreement by NRZ on February 20, 2020.

(5)
Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 3 – Securitizations and Variable Interest Entities. The holders of these certificates have no recourse against the assets of Ocwen. The certificates in the INDX 2004-AR11 Trust pay interest based on variable rates which are generally based on weighted average net mortgage rates and which range between 3.38% and 3.85% at March 31, 2020. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the INDX 2004-AR11 Trust and RAST 2003-A11 Trust have maturity dates extending through November 2034 and October 2033, respectively.

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	March 31, 2020	December 31, 2019
SSTL (2)	(2)	1-Month Euro-dollar rate + 600 bps with a Eurodollar floor of 100 bps (2)	May 2022	$—	$200,000	$326,066

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Termination / Maturity	Available Borrowing Capacity (1)	March 31, 2020	December 31, 2019
Mortgage loan warehouse facilities
Master repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 195 - 300 bps	Sep. 2020	—	110,607	91,573
Mortgage warehouse agreement (4)	LHFS (reverse mortgages)	Greater of 1ML + 250 bps or 350 bps; Libor Floor 0%	Aug. 2020	—	—	72,443
Master repurchase agreement (5)	LHFS (forward and reverse mortgages)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2020	119,637	80,363	139,227
Master repurchase agreement (6)	LHFS (reverse mortgages)	Prime + 0.0% (4.0% floor)	Jan. 2020	—	—	898
Master repurchase agreement (7)	N/A	1ML + 170 bps; Libor Floor 35 bps	N/A	—	—	—
Participation agreement (8)	LHFS	N/A	May 2020	—	29,102	17,304
Mortgage warehouse agreement (9)	LHFS	1ML + 350 bps; Libor Floor 175 bps	Dec. 2020	36,583	13,417	10,780
Mortgage warehouse agreement (10)	LHFS (reverse mortgages)	1ML + 250 bps; 1ML floor of 350 bps	Aug. 2020	—	55,633	—
				156,220	289,122	332,225

Agency MSR financing facility (11)	MSRs	1ML + 300bps	Jun. 2020	185,710	114,290	147,706
Ginnie Mae MSR financing facility (12)	MSRs	1ML + 395 bps	Nov. 2021	—	61,082	72,320
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (13)	MSRs	5.07%	Nov. 2024	—	86,911	94,395
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (14)	MSRs	(14)	Feb. 2028	—	55,596	57,594
				185,710	317,879	372,015
				$341,930	807,001	1,030,306
Unamortized debt issuance costs - SSTL and PLS Notes					(8,808)	(3,381)
Discount - SSTL					(578)	(1,134)
					$797,615	$1,025,791

Weighted average interest rate					4.09%	4.74%

(1)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, none of the available borrowing capacity could be used at March 31, 2020 based on the amount of eligible collateral that could be pledged.

(2)
On January 27, 2020, we entered into a Joinder and Second Amendment Agreement (the Amendment) which amends the Amended and Restated SSTL Facility Agreement dated as of December 5, 2016, as amended by a Joinder and Amendment Agreement dated as of March 18, 2019. The Amendment provided for a net prepayment of $126.1 million of the outstanding balance at December 31, 2019 such that the facility has a maximum outstanding balance of $200.0 million. The Amendment also (i) extended the maturity of the remaining outstanding loans under the SSTL to May 15, 2022, (ii) provides that the loans under the SSTL bear interest at the one-month Eurodollar Rate or the Base Rate (as defined in the SSTL), at our option, plus a margin of 6.00% per annum for Eurodollar Rate loans or 5.00% per annum for Base Rate loans (increasing to a margin of 6.50% per annum for Eurodollar Rate loans or 5.50% per annum for Base Rate loans on January 27, 2021), (iii) provides for a prepayment premium of 2.00% until January 27, 2022 and (iv) requires quarterly principal payments of $5.0 million.

(3)	The maximum borrowing under this agreement is $175.0 million, of which $100.0 million is available on a committed basis and the remainder is available at the discretion of the lender.

(4)
Under this participation agreement, the lender provides financing for $1.0 million on a committed basis. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. On March 12, 2020, we voluntarily reduced the maximum borrowing capacity from $100.0 million to $1.0 million in connection with Liberty’s transfer of substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020.

(5)
The maximum borrowing under this agreement is $250.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.

(6)	Under this agreement, the lender provides financing for up to $50.0 million on an uncommitted basis. This facility expired on January 22, 2020 and was not renewed.

(7)
This agreement was originally entered into by PHH and subsequently assumed by Ocwen in connection with its acquisition of PHH. The lender provides financing for up to $200.0 million at the discretion of the lender. The agreement has no stated maturity date.

(8)
Under this master participation agreement, the lender will provide $300.0 million of borrowing capacity to PMC on an uncommitted basis. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. The lender earns the stated interest rate of the underlying mortgage loans while the loans are financed under the participation agreement. On March 26, 2020, we renewed this facility through May 3, 2020, and subsequently extended for an additional 30 days until June 3, 2020 for $150.0 million.

(9)	Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. The lender earns the stated interest rate of 1ML plus a margin of 350 bps.

(10)
On March 12, 2020, PMC entered into a mortgage loan warehouse agreement to fund reverse mortgage loan draws by borrowers subsequent to origination. Under this agreement, the lender provides financing for up to $100.0 million on an uncommitted basis and the lender earns the stated interest rate of 1ML plus a margin of 250 bps.

(11)
Financing facility entered into by PMC that is secured by certain Fannie Mae and Freddie Mac MSRs. In connection with this facility, PMC entered into repurchase agreements pursuant to which PMC sold trust certificates representing certain indirect economic interests in the MSRs and agreed to repurchase such trust certificates at a future date at the repurchase price set forth in the repurchase agreements. PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. The maximum amount which we may borrow pursuant to the repurchase agreements is $300.0 million on a committed basis. The lender earns the stated interest rate of 1ML plus a margin of 300 bps. See Note 3 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of our MSR financing facilities. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities.

(12)
Financing facility entered into by PMC that is secured by certain Ginnie Mae MSRs. In connection with the facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under the facility are secured by a lien on the related Ginnie Mae MSRs. Ocwen guarantees the obligations of PMC under the facility. The maximum amount which we may borrow pursuant to the facility is $100.0 million on an uncommitted basis. The lender earns the stated interest rate of 1ML plus a margin of 395 bps. See (11) above regarding daily margining requirements.

(13)
PMC issued the PLS Notes secured by certain of PMC’s MSRs (PLS MSRs) pursuant to a credit agreement. PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement have an initial principal amount of $100.0 million and amortize in accordance with a pre-determined schedule subject to modification under certain events. The notes have a stated coupon rate of 5.07%. See Note 3 – Securitizations and Variable Interest Entities for additional information. See (11) above regarding daily margining requirements.

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

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			March 31, 2020	December 31, 2019
Senior unsecured notes:
PHH (1)	6.375%	Aug. 2021	$21,543	$21,543
			21,543	21,543
Senior secured notes	8.375%	Nov. 2022	291,509	291,509
			313,052	313,052
Unamortized debt issuance costs			(1,344)	(1,470)
Fair value adjustments (1)			(418)	(497)
			$311,290	$311,085

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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligation. At March 31, 2020, the S&P issuer credit rating for Ocwen was “B-”. On July 3, 2019, S&P assigned a B- issuer credit rating with Negative outlook to PMC. On April 13, 2020, S&P placed Ocwen’s ratings outlook on CreditWatch with negative implications due to the uncertain economic impact of COVID-19 on liquidity. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Financial covenants in certain of our debt agreements require that we maintain, among other things:

•
a 40% loan to collateral value ratio (i.e., the ratio of total outstanding loans under the SSTL to certain collateral and other assets as defined under the SSTL), as of the last date of any fiscal quarter; and

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
As of March 31, 2020, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $200.0 million in consolidated tangible net worth, as defined, under certain of our advance match funded debt, MSR financing facilities and mortgage warehouse agreements. The most restrictive liquidity requirements were for a minimum of $100.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and mortgage warehouse agreements.
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
We believe we were in compliance with all of the qualitative and quantitative covenants in our debt agreements as of the date of these unaudited consolidated financial statements.

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at March 31, 2020:

		Collateral for Secured Borrowings
	Total Assets	Advance Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse / MSR Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$263,555	$—	$—	$—	$—	$263,555
Restricted cash	53,177	10,838	—	5,031	37,308	—
MSRs (3)	1,050,228	—	591,705	459,027	—	513
Advances, net	1,024,807	751,020	—	—	—	273,787
Loans held for sale	246,015	—	—	205,080	—	40,935
Loans held for investment	6,591,382	—	6,461,371	97,273	—	32,738
Receivables, net	235,305	—	—	32,560	—	202,745
Premises and equipment, net	37,430	—	—	—	—	37,430
Other assets	484,125	—	—	5,204	410,718	68,203
Total assets	$9,986,024	$761,858	$7,053,076	$804,175	$448,026	$919,906

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

(3)
MSRs pledged as collateral for secured borrowings includes MSRs pledged to NRZ in connection with the Rights to MSRs transactions which are accounted for as secured financings and MSRs securing the financing facilities. Certain MSR cohorts with a negative fair value of $1.0 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $23.3 million of negative fair value related to RMBS and $22.1 million of positive fair value related to private EBO and PLS MSRs.

Note 12 – Other Liabilities

	March 31, 2020	December 31, 2019
Contingent loan repurchase liability	$393,395	$492,900
Due to NRZ - Advance collections and servicing fees	98,555	63,596
Servicing-related obligations	96,994	88,167
Liability for indemnification obligations	48,608	52,785
Other accrued expenses	48,452	67,241
Lease liability	42,863	44,488
Accrued legal fees and settlements	33,305	30,663
Checks held for escheat	32,706	31,959
Liability for uncertain tax positions	16,527	17,197
Accrued interest payable	12,561	5,964
Liability for unfunded pension obligation	13,074	13,383
Liability for mortgage insurance contingency	6,820	6,820
Liability for unfunded India gratuity plan	5,160	5,331
Derivatives, at fair value	2,589	100
Deferred revenue	774	488
Other	22,788	21,091
	$875,171	$942,173

Note 13 – Equity
On February 3, 2020, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $5.0 million of Ocwen’s issued and outstanding shares of common stock. During the three months ended March 31, 2020, we completed the repurchase of 5,662,257 shares of common stock in the open market under this program at prevailing market prices for a total purchase price of $4.5 million for an average price paid per share of $0.79. In addition, Ocwen paid $0.1 million in commissions. The repurchased shares were formally retired as of March 31, 2020. Unless we amend the share repurchase program or repurchase the remaining $0.5 million by an earlier date, the share repurchase program will expire on February 3, 2021. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.
On April 8, 2020, Ocwen was notified by the New York Stock Exchange (the NYSE) that the average per share trading price of its common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. The NYSE generally requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Companies have six months from receipt of the notice to regain compliance with the NYSE’s price condition. Receipt of the NYSE notification does not conflict with nor cause an event of default under any of Ocwen’s debt agreements. Pursuant to the NYSE’s rules, during the cure period, Ocwen’s common stock will continue to be listed and trade on the NYSE. On April 21, 2020, the NYSE announced that, due to market-wide declines brought about by the extraordinary circumstances of the COVID-19 pandemic, it would toll until July 1, 2020 the running of cure periods for companies not in compliance with the minimum share price standard. As a result, the remainder of Ocwen’s cure period will be tolled until July 1, 2020 and Ocwen must regain compliance with the NYSE’s share price standard by December 17, 2020. The likelihood and nature of any further NYSE relief remain uncertain at this time.
On April 15, 2020, the Board of Directors of Ocwen (the Board) approved including a proposal in Ocwen’s proxy statement relating to its Annual Meeting of Shareholders, currently scheduled for May 27, 2020, that would seek advisory approval of an amendment to our Articles of Incorporation to effect a reverse split of all outstanding shares of our common stock at a ratio of any amount between, and including, one-for-five and one-for-25, and reduce the number of authorized shares of our common stock by the same proportion as the ratio of the reverse stock split. The Board intends to take into account the results of the advisory vote as well as changing market conditions and other developments in order to make a determination with respect to the best course of action to pursue in order to regain compliance with the NYSE’s minimum share price requirement.

Note 14 – Derivative Financial Instruments and Hedging Activities
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of, or during the three months ended March 31, 2020 and 2019:

	IRLCs	Interest Rate Risk
		MSR Hedging	IRLCs and Loans Held for Sale	Borrowings
		TBA / Forward MBS Trades and Futures (1)	Forward Trades	Interest Rate Caps
Notional balance at March 31, 2020	$382,773	$740,000	$100,000	$10,833
Notional balance at December 31, 2019	232,566	1,200,000	60,000	27,083

Maturity	April 2020 - June 2020	May 2020 - June 2020	April 2020 - May 2020	May 2020

Fair value of derivative assets (liabilities) at:
March 31, 2020	$10,478	$2,999	$(235)	$—
December 31, 2019	4,878	1,121	(92)	—

Gains (losses) on derivatives during the three months ended:	Gain on loans held for sale, net	MSR valuation adjustments, net	Gain on loans held for sale, net	Other, net
March 31, 2020	$5,714	$35,291	$(7,192)	$—
March 31, 2019	(341)	$—	(2,270)	(402)

(1)
The March 31, 2020 balances include $500.0 million notional balance and $0.8 million fair value, of interest rate swap futures (nil at December 31, 2019). The related gain on these interest rate futures for the three months ended March 31, 2020 was $0.8 million.

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
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. We have not entered into any forward exchange contracts during the reported periods to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. Foreign currency remeasurement exchange (losses) gains were $(0.9) million and $0.2 million, during the three months ended March 31, 2020 and 2019, respectively, and are reported in Other, net in the unaudited consolidated statements of operations.
Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds, among other factors. Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio to interest rate changes. We define our net MSR portfolio exposure as follows:

•	our more interest rate-sensitive Agency MSR portfolio,

•	less the Agency MSRs subject to our agreements with NRZ (See Note 8 — Rights to MSRs),

•	less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings, and

•	less the net value of our held for sale loan portfolio and interest rate lock commitments (pipeline).

We determine and monitor daily a hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At March 31, 2020, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure.
We use forward trades of MBS or Agency TBAs with different banking counterparties and exchange-traded interest rate swap futures as hedging instruments. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. Interest rate swap futures are exchange-traded and centrally cleared. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our unaudited consolidated statements of operations.
The TBAs and interest rate swap futures are subject to margin requirements. Ocwen may be required to post or may be entitled to receive cash collateral with its counterparties, based on daily value changes of the instruments. Changes in market factors, including interest rates, and our credit rating could require us to post additional cash collateral and could have a material adverse impact on our financial condition and liquidity.
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
Advance Match Funded Liabilities
When required by our advance financing arrangements, we purchase interest rate caps to minimize future interest rate exposure from increases in the interest on our variable rate debt as a result of increases in the index, such as 1ML, which is used in determining the interest rate on the debt. We currently do not hedge our fixed-rate debt.

Note 15 – Interest Expense

	Three Months Ended March 31,
	2020	2019
Senior notes	$6,661	$8,512
Advance match funded liabilities	5,665	7,652
Other secured borrowings	15,292	8,947
Other	2,364	1,378
	$29,982	$26,489

Note 16 – Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act includes several significant business tax provisions that, among other things, temporarily repealed the taxable income limitation for certain net operating losses (NOL) and allows businesses to carry back NOLs arising in 2018, 2019, and 2020 tax years to the five prior tax years, accelerate refunds of previously generated corporate Alternative Minimum Tax

(AMT) credits, and adjusts the business interest expense limitation under section 163(j) from 30% to 50% of Adjusted Taxable Income (ATI) for 2019 and 2020 tax years.
Based on information available at this time, we estimate that modifications to the tax rules for the carryback of NOLs and business interest expense limitations will result in U.S. and USVI federal net tax refunds of approximately $62.9 million and $1.9 million, respectively, and as such we have recognized an income tax benefit of $64.8 million in our unaudited consolidated financial statements for the three months ended March 31, 2020.
The income tax benefit recognized represents the release of valuation allowances against certain NOL and Section 163(j) deferred tax assets that are now more likely than not to be realizable as a result of certain provisions of the CARES Act as well as permanent income tax benefit related to the carryback of NOLs created in a tax year that was subject to a U.S. federal tax at a 21% rate to a tax year subject to tax at a 35% rate.
The determination of the refund potential associated with the NOL carryback provision of the CARES Act is subject to change as we continue to wait upon further guidance from the IRS and analyze additional information necessary to finalize the calculations and maximize the long-term value to Ocwen. As we await further guidance and continue to analyze our options, our determination of the impact of the CARES Act on our 2020 financial statements is preliminary at this time.
We recognized income tax expense, exclusive of the impact of the CARES Act, of $2.9 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from continuing operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%.

Note 17 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the three months ended March 31, 2020 and 2019, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended March 31,
	2020	2019
Basic and Diluted loss per share
Net loss	$(25,489)	$(44,494)

Weighted average shares of common stock — Basic and Diluted	134,858,837	133,918,986

Basic and Diluted loss per share	$(0.19)	$(0.33)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	3,737,824	3,226,255
Market-based (2)	1,880,954	381,877

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
Originations. The Originations segment (previously labeled as Lending) purchases and originates conventional and government-insured residential forward and reverse mortgage loans. The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. We originate forward mortgage loans directly with customers (recapture channel) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the GSE Cash Window program and bulk MSR purchases. The pricing and acquisition decisions are made relative to other originated MSR channels. Accordingly, as part of our internal management reporting we renamed the Lending segment as Originations effective in the first quarter 2020, without any other changes to our operating and reporting segments.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, discontinued operations and inactive entities, business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on corporate debt. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2019 related to cost our re-engineering plan. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us.
We allocate a portion of interest income to each business segment, including interest earned on cash balances. We also allocate certain expenses incurred by corporate support services that are not directly attributable to a segment to each business segment. Beginning in 2020, we updated our methodology to allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which now incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. In 2019, corporate support services costs were primarily allocated based on relative segment size. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering plan, and other costs related to operating as a public company.
Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments, while interest expense on the SSTL and Senior Notes is recorded in Corporate Items and Other and is not allocated.
Financial information for our segments is as follows:

	Three Months Ended March 31, 2020
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue	$213,555	$37,647	$2,640	$253,842

MSR valuation adjustments, net	(174,436)	316	—	(174,120)

Operating expenses (1) (2)	80,473	26,958	29,783	137,214

Other (expense) income:
Interest income	1,886	2,266	1,243	5,395
Interest expense	(13,667)	(2,861)	(13,454)	(29,982)
Pledged MSR liability expense	(6,623)	—	29	(6,594)
Other	3,662	(29)	(2,305)	1,328
Other expense, net	(14,742)	(624)	(14,487)	(29,853)

(Loss) income before income taxes	$(56,096)	$10,381	$(41,630)	$(87,345)

	Three Months Ended March 31, 2019
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue	$259,274	$41,091	$3,523	$303,888

MSR valuation adjustments, net	(108,914)	(84)	—	(108,998)

Operating expenses (1) (2)	156,984	21,247	(7,124)	171,107

Other (expense) income:
Interest income	2,294	1,549	715	4,558
Interest expense	(10,742)	(1,668)	(14,079)	(26,489)
Pledged MSR liability expense	(43,956)	—	—	(43,956)
Other	1,525	219	(724)	1,020
Other (expense) income, net	(50,879)	100	(14,088)	(64,867)

(Loss) income before income taxes	$(57,503)	$19,860	$(3,441)	$(41,084)

(1)
Compensation and benefits expense in the Corporate Items and Other segment for the three months ended March 31, 2020 and 2019 includes $0.2 million and $18.5 million, respectively, of severance expense attributable to PHH integration-related headcount reductions of primarily U.S.-based employees in 2019, as well as our overall efforts to reduce costs.

(2)
Included in the Corporate Items and Other segment for the three months ended March 31, 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million of amounts previously recognized as expense.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
March 31, 2020	$2,787,250	$6,739,576	$459,198	$9,986,024

December 31, 2019	$3,378,515	$6,459,367	$568,317	$10,406,199

March 31, 2019	$3,221,779	$5,848,830	$466,601	$9,537,210

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended March 31, 2020
Depreciation expense	$215	$37	$3,745	$3,997
Amortization of debt discount	—	—	929	929
Amortization of debt issuance costs	112	—	1,621	1,733

Three months ended March 31, 2019
Depreciation expense	$806	$36	$7,709	$8,551
Amortization of debt discount	—	—	351	351
Amortization of debt issuance costs	—	—	700	700

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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. In addition, the rules and regulations applicable to mortgage servicers and lenders, including relevant agency and investor requirements, are changing rapidly in response to the COVID-19 pandemic. We continue to work diligently to assess and understand the implications of the evolving regulatory environment in which we operate and to meet its requirements. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. Our failure to comply with applicable federal, state and local laws, regulations and licensing requirements could lead to (i) administrative fines and penalties and litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) damage to our reputation, (vii) inability to raise capital or otherwise fund our operations and (viii) inability to execute on our business strategy. In addition to amounts paid to resolve regulatory matters, we have in the past incurred, and may in the future incur, costs to comply with the terms of such resolutions, including staffing costs, legal costs and, in certain cases the costs of audits, reviews and third-party firms to monitor our compliance with such resolutions.
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, individual state and local laws relating to registration of vacant or foreclosed properties, and federal and local bankruptcy rules. These laws and regulations apply to many facets of our business, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about our customers, foreclosure and claims handling, investment of, and interest payments on, escrow balances and escrow payment features and fees assessed on borrowers, and they mandate certain disclosures and notices to borrowers. These requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, including through CFPB interpretive bulletins and other regulatory pronouncements, and the requirements applicable to our business have been changing especially rapidly in response to the COVID-19 pandemic. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. As a result, ensuring ongoing compliance with applicable legal and regulatory requirements can be challenging. Over the past decade, the general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers. New regulatory and legislative measures, or changes in enforcement practices, including those related to the technology we use, could, either individually or in the aggregate, require significant changes to our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, negatively impact asset values or reduce our revenues. Accordingly, they could materially and adversely affect our business, financial condition, liquidity and results of operations.
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
Ocwen has various subsidiaries that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate, and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at March 31, 2020.
PMC and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with applicable net worth requirements at March 31, 2020. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $222.1 million at March 31, 2020. PMC’s net worth was $339.0 million at March 31, 2020.
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

Note 20 — Commitments
Servicer Advance Obligations
In the normal course of business as servicer or master servicer, we are required to advance loan principal and interest payments (P&I), property taxes and insurance premiums (T&I) on behalf of the borrower to the investor of the loan, if delinquent or under a forbearance plan. We also advance legal fees, inspection, maintenance, and preservation costs (Corporate advances) on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor.
For PLS loans, generally, we may stop advancing for P&I once deemed non-recoverable from the net proceeds of the property, although we are generally obligated to continue T&I and Corporate advances until the loan is brought current or until completion of a foreclosure, in which case, we generally recover our advances from the net proceeds of the property or the pool level proceeds, i.e., generally after the completion of the foreclosure.
For Ginnie Mae loans, we are required to make advances for the life of the loan without regard to whether we will be able to recover those payments from cure, liquidation proceeds, insurance proceeds, or late payments. We may stop advancing P&I by purchasing loans out of the pool when they are more than 90 days delinquent. To the extent there are excess funds in the custodial accounts, we are permitted to net for our P&I remittance. We are also required to advance both T&I and Corporate advances until cure or liquidation.
For GSE loans, we are required to advance P&I until the borrower is 120 days delinquent, and can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense. T&I and Corporate advancing on GSE loans continues until the property is sold.
As subservicer, we are required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. Servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements.
NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs (RMSR), pursuant to the 2017 Agreements and New RMSR Agreements. NRZ has the responsibility to fund advances for loans where they own the MSR, i.e., are the servicer of record. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. See Note 8 — Rights to MSRs and Note 11 – Borrowings for additional information. As of March 31, 2020, the UPB of loans serviced on behalf of NRZ comprised the following:

Ocwen servicer of record (MSR title retained by Ocwen) - Ocwen MSR (1)	$17,910,643
NRZ servicer of record (MSR title transferred to NRZ) - Ocwen MSR (1)	89,811,915
Ocwen subservicer	6,211,564
Total NRZ UPB at March 31, 2020	$113,934,122

(1)	The MSR sale transactions did not achieve sale accounting treatment.

COVID-19 Update
On March 27, 2020, the CARES Act was signed into law. The CARES Act allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance. Servicers must provide such forbearance for up to 180 days if requested by the borrower. Borrowers may request additional forbearance period of up to 180 days for FHA and VA guaranteed loans. Although PLS loans are not explicitly covered under the CARES Act, these loans are subject to various requirements and expectations from state Governors, regulators, and Attorneys General to assist borrowers enduring financial hardship due to COVID-19 with forbearance and other requirements. Ocwen provides payment relief to such borrowers in accordance with these requirements and expectations, as well as our servicing agreements. For example, we intend to grant eligible borrowers an initial three months of forbearance and related protection, including suspension of late fees, as well as suspension of foreclosure and eviction activity.
For eligible PLS loans that were not significantly delinquent at the time forbearance was applied to the account, Ocwen intends to administer each three-month forbearance period through a series of one-month forbearance plans each of which advances the due date upon completion and move the resulting missed payment to or near the loan’s maturity as a non-interest bearing balance. As such, Ocwen does not expect to be out of pocket cash for P&I and T&I advances for any more than one month for each of these eligible loans with forbearance protection.
For Ginnie Mae loans, advance requirements until cure or liquidation are mitigated by the ability to use excess funds in custodial accounts to cover principal and interest advances, though the remaining advances are covered by corporate cash. For loans in forbearance, we will advance P&I while the forbearance plan is active. Reimbursement of such P&I advance is expected after the forbearance period ends, through loan resolution, cure or liquidation.
For GSE loans, the Federal Housing Finance Agency (FHFA) announced on April 21, 2020 that the 120-day P&I servicer advance obligation limit for delinquent loans will apply to loans in forbearance. Accordingly, once a servicer has advanced four months of missed payments on a loan, it will have no further obligation to advance scheduled payments as the loan will be moved into an “Actual/Actual” remittance status. Reimbursement of such P&I advance is expected after the forbearance period ends, through loan resolution, cure or liquidation. Mortgage loans with COVID-19 payment forbearance will be treated as they would in the event of a natural disaster event and will remain in the MBS pools. GSE servicers are required to make T&I and Corporate advances until the property is sold but can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense.
Due to the adverse economic conditions created by the COVID-19 pandemic, we expect the number of forbearance plans to continue to increase in the near term, consistent with the industry trend, and to continue to correlate with unemployment claims. An increase in loans in forbearance would increase our servicing advance obligations. The below table shows the requests for forbearance plans and the estimated obligation to advance monthly P&I:

COVID-19 impacted borrowers and monthly P&I advance estimate	As of March 31, 2020		As of April 30, 2020
	Number of Forbearance Plans (3)	Estimated Monthly P&I Advance Obligation ($ million)	Number of Forbearance Plans (3)	Estimated Monthly P&I Advance Obligation ($ million)
GSE loans	1,400	$1.8	6,200	$7.9
Ginnie Mae loans	400	0.5	8,400	7.9
PLS loans	3,700	5.8	16,000	24.4
Servicer	5,500	$8.1	30,600	$40.2

GSE loans	2,300	$2.6	9,400	$10.5
PLS loans	14,500	14.0	63,200	62.4
NRZ’s responsibility (1)	16,800	$16.6	72,600	$72.9
Subservicer (2)	3,900	$4.5	6,500	$8.9
No advance requirements	1,300	—	4,900	—
Total	27,500	$29.2	114,600	$122.0

(1)
Ocwen is obligated to advance under the terms of the 2017 Agreements and New RMSR Agreements, and NRZ is obligated to reimburse Ocwen daily for PLS and weekly for Freddie Mac and Fannie Mae servicing advances. See above, Note 8 — Rights to MSRs and Note 11 – Borrowings for additional information, and below description of NRZ Relationship.

(2)	Ocwen is obligated to advance under the terms of subservicing agreements, and subservicing clients (servicers) are generally obligated to reimburse Ocwen within one day to 30 days for P&I advances.

(3)	Numbers have been rounded.
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.6 billion at March 31, 2020. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $357.2 million and $25.6 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2020. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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

	Three Months Ended March 31, 2020
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	62	$10,546	258	$25,147	320	$35,693
Additions (1)	47	10,337	73	9,519	120	19,856
Recoveries, net (2)	(3)	(5,413)	(1)	(3,184)	(4)	(8,597)
Transfers	(2)	(553)	2	553	—	—
Changes in value	—	43	—	(992)	—	(949)
Ending balance	104	$14,960	332	$31,043	436	$46,003

(1)	Total repurchases during the three months ended March 31, 2020 includes 89 loans totaling $18.1 million related to MCA repurchases.

(2)	Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
Active loan repurchases are classified as Receivables as reimbursement from HUD is generally received within 60 days and are initially recorded at fair value. Inactive loan repurchases are classified as Loans held for sale and recorded at fair value. Loans are reclassified to REO in Other assets or Receivables as the loans move through the resolution process and permissible claims are submitted to HUD for reimbursement. Receivables are valued at net realizable value. REO is valued at the estimated value of the underlying property less cost to sell.
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of March 31, 2020, our servicing portfolio included significant client relationships with NRZ which represented 55% and 60% of our servicing portfolio UPB and loan count, respectively. The NRZ servicing portfolio accounts for approximately 72% of all delinquent loans that Ocwen services. The current terms of our agreements with NRZ extend through July 2022 (legacy Ocwen agreements). On February 20, 2020, we received a notice of termination from NRZ with respect to the subservicing agreement between NRZ and PMC, which accounted for 19% of our servicing portfolio UPB at March 31, 2020. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has rights to terminate the legacy Ocwen agreements for convenience. Because of the large percentage of our servicing business that is represented by agreements with

NRZ, if NRZ exercised all or a significant portion of these termination rights, we might need to right-size or restructure certain aspects of our servicing business as well as the related corporate support functions.
We currently account for the MSR sale agreements with NRZ as secured financings as the transactions did not achieve sale accounting treatment, except for the PMC agreement since February 2020. Accordingly, our balance sheet reflects a $591.7 million MSR asset pledged to NRZ out of a total $1.1 billion MSRs at fair value at March 31, 2020, and a corresponding $591.7 million pledged MSR liability at fair value within Other financing liabilities. Similarly, our unaudited consolidated statement of operations reflects $90.3 million net servicing fee collected on behalf of, and remitted to, NRZ out of a total $211.5 million Servicing and subservicing fees for the three months ended March 31, 2020, and a corresponding $90.3 million expense reported within Pledged MSR liability expense. The net servicing fees collected on behalf of, and remitted to, NRZ did not affect our net earnings. In addition, we recognize amortization income related to lump sum payments we received from NRZ in 2017 and 2018, through April 2020, with an outstanding unamortized balance of $10.0 million at March 31, 2020. The reporting of MSRs and revenue gross versus net in our financial statements is required until sale accounting criteria are met, upon the earliest of the terms of the agreements or any termination notice.
The NRZ agreements affect our net earnings through the recognition of subservicing fees we retain, which amounted to $29.3 million for the three months ended March 31, 2020, and ancillary income. If NRZ were to exercise its termination rights, our net earnings would be affected by the loss of such subservicing revenue and a decrease in direct operating expenses for servicing the NRZ portfolio.
Selected assets and liabilities recorded on our consolidated balance sheets as well as the impacts to our unaudited consolidated statements of operations in connection with our NRZ agreements are disclosed in Note 8 — Rights to MSRs.
NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs, pursuant to the 2017 Agreements and New RMSR Agreements. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. As part of our risk management practices, we closely monitor the counterparty exposure arising from the funding obligations of our servicer clients, including NRZ, to ensure timely advance remittance in accordance with contractual requirements. Refer to the Servicer Advance Obligations above.

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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by commercial counterparties, including claims by parties to whom we have sold MSRs or other assets, parties on whose behalf we service mortgage loans, and parties who provide ancillary services including property preservation and other post-foreclosure related services.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $33.3 million at March 31, 2020. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2020.
In 2014, plaintiffs filed a putative class action against Ocwen in the United States District Court for the Northern District of Alabama, alleging that Ocwen violated the FDCPA by charging borrowers a convenience fee for making certain loan payments. See McWhorter et al. v. Ocwen Loan Servicing, LLC (N.D. Ala.). The plaintiffs sought statutory damages under the FDCPA, compensatory damages and injunctive relief. We subsequently entered into an agreement in principle to resolve this matter, and in August 2019, the court granted final approval of the class settlement. While we believe we had sound legal and factual defenses, we agreed to this settlement in order to avoid the uncertain outcome of litigation and the additional expense and demands on the time of our senior management that such litigation would involve. Our accrual with respect to this matter is included in the $33.3 million legal and regulatory accrual referenced above. We are also subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on state laws similar to the FDCPA. At this time, we cannot estimate the amount, if any, of reasonably possible loss related to these matters.
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
Ocwen is also involved in a related TCPA class action that involves claims against trustees of RMBS trusts based on vicarious liability for Ocwen’s alleged non-compliance with the TCPA. The trustees have sought indemnification from Ocwen based on the vicarious liability claims. Additional lawsuits have been and may be filed against us in relation to our TCPA compliance. Our accrual with respect to TCPA matters is included in the $33.3 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, above the amount accrued or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.

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

CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of laws prohibiting unfair, deceptive or abusive acts or practices, as well as violations of other laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. In September 2019, the court issued a ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the CFPB engaged in impermissible “shotgun pleading,” holding that the CFPB must amend its complaint to specifically allege and distinguish the facts between all claims. The CFPB filed an amended complaint in October 2019, and we filed our answer and affirmative defenses on November 1, 2019.
Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. We are taking all reasonable and prudent actions to resolve the CFPB matter, along with the Florida matter discussed below, in the shortest time frame possible that would result in an acceptable financial outcome for our stakeholders. In this regard, we have increased our legal and regulatory accrual related to the CFPB and Florida matters by $4.4 million in the first quarter of 2020. Our accrual with respect to this matter is included in the $33.3 million legal and regulatory accrual referenced above. Trial in the CFPB matter is currently scheduled for October 2020; trial in the Florida matter has not yet been scheduled. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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

•
Ocwen agreed with the Massachusetts Division of Banks to pay $1.0 million to the Commonwealth of Massachusetts Mortgage Education Trust. Ocwen and the Massachusetts regulatory agency also agreed on a schedule pursuant to which we would regain eligibility to acquire residential MSRs on Massachusetts loans (including loans originated by Ocwen) as we met certain thresholds in our transition to a new servicing system. Pursuant to this agreement, all restrictions on Massachusetts MSR acquisitions would be lifted when Ocwen completed the second phase of a three-phase data integrity audit. Having now completed the first and second phases of this audit, Ocwen is no longer bound by any restriction on the volume of MSR acquisitions in Massachusetts.

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
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including completing the transfer of loans to Black Knight MSP, completing pre-transfer and post-transfer data integrity audits as described above, developing and implementing certain enhancements to our consumer complaint process, engaging a third-party auditor who has issued its final report with respect to the escrow review and ongoing reporting and information sharing.
Concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. In September 2019, the court issued its ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the plaintiffs engaged in impermissible “shotgun pleading,” holding that the plaintiffs must amend their complaint to specifically allege and distinguish the facts between all claims. The plaintiffs filed an amended complaint in November 2019. We filed a partial motion to dismiss the amended complaint in December 2019. On April 22, 2020, the court granted our motion and dismissed Count V of the amended complaint with prejudice holding the plaintiff failed to plead an actionable claim under the Florida Deceptive and Unfair Trade Practices Act. We believe we have factual and legal defenses to the remaining allegations raised in this lawsuit and are vigorously defending ourselves. The outcome of this lawsuit, whether through a negotiated settlement, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. Our accrual with respect to this matter is included in the $33.3 million litigation and regulatory matters accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount currently accrued.

Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $33.3 million litigation and regulatory matters accrual referenced above. We have also incurred, and will continue to incur costs to comply with the terms of the settlements we have entered into, including the costs of conducting an escrow review, Maryland organizational assessments and Massachusetts data integrity audits, and costs relating to the transition to Black Knight MSP. With respect to the escrow review, the third-party auditor has issued its final report, which will require some additional remediation measures in connection with which we will incur costs that we expect will be immaterial to our overall financial condition. In addition, it is possible that legal or other actions could be taken against us with respect to such errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
At March 31, 2020 and March 31, 2019, we had outstanding representation and warranty repurchase demands of $44.7 million UPB (277 loans) and $46.3 million UPB (273 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Three Months Ended March 31,
	2020	2019
Beginning balance (1)	$50,838	$49,267
Provision (reversal) for representation and warranty obligations	(768)	(2,155)
New production reserves	170	75
Charge-offs and other (2)	(3,161)	(573)
Ending balance (1)	$47,079	$46,614

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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2020.
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

Note 22 – Subsequent Events
COVID-19 Update
In March 2020, the WHO categorized COVID-19 as a pandemic and the COVID-19 outbreak was declared a national emergency in the U.S. The COVID-19 pandemic is adversely affecting economic conditions, including an increase in unemployment, and is creating significant uncertainty about the duration and magnitude of the downturn in the economy.
On March 27, 2020, the CARES Act was signed into law. The CARES Act allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance for up to 180 days. Borrowers may request additional forbearance period of up to 180 days for FHA and VA guaranteed loans. Although PLS loans are not explicitly covered under the CARES Act, these loans are subject to various requirements and expectations from state Governors, regulators, and Attorneys General to assist borrowers enduring financial hardship due to COVID-19 with forbearance and other requirements. Ocwen provides payment relief to such borrowers in accordance with these requirements and expectations, as well as our servicing agreements. For example, we intend to grant eligible borrowers an initial three months of forbearance and related protection, including suspension of late fees, as well as suspension of foreclosure and eviction activity.
Due to the adverse economic conditions created by the COVID-19 pandemic, the number of loans under a forbearance plan offered by Ocwen to borrowers has significantly increased since March 31, 2020, and is expected to continue to increase in the near term and to continue to correlate with unemployment claims, consistent with the industry trend. The number of forbearance loans we service increased from approximately 27,500 at March 31, 2020 to 114,600 at April 30, 2020, or from 2.0% to 8.5% of our total serviced portfolio. An increase in loans in forbearance directly increases our servicing advance obligations. Refer to Note 20, Servicing Advance Obligations. Any material increase in forbearance and delinquencies could materially and adversely affect our business, financial condition, liquidity and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts and unless otherwise indicated)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements” and Part II, Item 1A. Risk Factors, as well as those discussed in our other reports and filings with the SEC, including those in our Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent SEC filings.

OVERVIEW
General
We are a financial services company that services and originates mortgage loans. The majority of our revenues are generated from our residential mortgage servicing business. At March 31, 2020, our residential mortgage servicing portfolio consisted of 1,396,316 loans with a total UPB of $208.8 billion. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our originations business supports the growth of our servicing volume. We originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis.

We selectively sourced our MSR originations and acquisitions and our subservicing through diversified channels, as detailed below:

Amounts in billions	UPB
	Quarter Ended March 31, 2020	Quarter Ended December 31, 2019
Mortgage servicing originations
Recapture MSR (1)	$0.20	$0.17
Correspondent MSR (1)	0.51	0.40
Flow purchases MSR	0.82	0.24
GSE Cash Window MSR	0.52	0.55
Reverse mortgage servicing (2)	0.23	0.26
Total servicing originations	2.28	1.62
Bulk MSR purchases	1.54	2.74
Total servicing additions	3.82	4.36
Subservicing additions (3)	3.14	3.79
Total servicing and subservicing UPB additions (2)	$6.96	$8.15

(1)	Represents the UPB of loans that have been originated or purchased during the respective periods and for which we recognize a new MSR on our consolidated balance sheets upon sale or securitization.

(2)	Reverse mortgage loans are securitized on a servicing retained basis. The loans are recognized on our consolidated balance sheets under GAAP without any separate recognition of MSRs.

(3)
Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and de-boarded within the same quarter.

In our Originations business, we originate or purchase, and sell or securitize forward and reverse mortgage loans that are mostly conventional and government-insured. During the three months ended March 31, 2020, we originated or purchased forward and reverse mortgage loans with a UPB of $710.2 million and $226.0 million, respectively.
COVID-19 Pandemic Update
In March 2020, the WHO categorized COVID-19 as a pandemic and the COVID-19 outbreak was declared a national emergency in the U.S. The efforts to contain the spread of the COVID-19 pandemic are adversely affecting economic conditions, including an increase in unemployment, and are creating significant uncertainties about the duration and magnitude of the economic downturn.
Ocwen took decisive actions to address the COVID-19 global pandemic. These actions include a prohibition on international travel, non-essential domestic travel, and in-person meetings, as well as increased sanitary protocols in its facilities. Ocwen is following CDC, WHO and local guidelines and its business continuity and crisis management teams and executive leadership are meeting virtually on a daily basis. Ocwen is currently operating through a remote workforce model for approximately 92% of its global workforce. Approximately 2% of its U.S. workforce is working out of its facilities to support activities that cannot be performed remotely. For those jobs that cannot be performed remotely, social distancing and facilities hygiene recommendations are being followed, as well as added disinfection cleaning of facilities that continue to be occupied by its workforce. We believe our ability to maximize deployment of a remote work model offers the best protection for employees and the communities in which they live and provides the best assurance of our continued ability to serve borrowers and investors. We did not incur any significant costs associated with the transition to our remote work model during the three months ended March 31, 2020, except for the investment in laptops and related equipment for our workforce that we capitalized as equipment. We have not changed our operations, financial reporting process, systems, and controls.
The disruption created by the measures being taken to drive social distancing may give rise to industry-wide elevated delinquency levels. Ocwen is an experienced special servicer with proven capability to assist borrowers who are facing financial difficulties and generate positive outcomes for mortgage loan investors. We believe we have the necessary operating processes, practices and systems to track large servicer advance balances at a detailed level and drive strong advance recoveries within elevated delinquency portfolios. We believe the current environment may create opportunities to assist borrowers who are facing financial difficulties in retaining their homes while improving cash flow for mortgage loan investors.

COVID-19 Pandemic Update - Servicing
On March 27, 2020, the CARES Act was signed into law. The CARES Act allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance. Servicers must provide such forbearance for up to 180 days if requested by the borrower. Borrowers may request additional forbearance period of up to 180 days for FHA and VA guaranteed loans. During any period of forbearance granted pursuant to the CARES Act, servicers must also provide related protection, including, but not limited to, suspension of late fees, as well as foreclosure and eviction activity. The CARES Act further restricts servicers from pursuing certain foreclosure and eviction activity on all occupied, federally backed mortgage loans until at least May 17, 2020, regardless of whether the borrower has requested assistance.
Although PLS loans are not explicitly covered under the CARES Act, these loans are subject to various requirements and expectations from state Governors, regulators, and Attorneys General to assist borrowers enduring financial hardship due to COVID-19 with forbearance, moratoria on foreclosure sales and evictions and other requirements, some of which apply regardless of whether the borrower has requested assistance. Ocwen provides payment relief to such borrowers in accordance with these requirements and expectations, as well as our servicing agreements. For example, we intend to grant eligible borrowers an initial three months of forbearance and related protection, including suspension of late fees, as well as suspension of foreclosure and eviction activity.
Generally, borrowers will be required to repay their suspended or reduced mortgage payments after the forbearance period ends unless an alternate loss mitigation solution is reached, which we anticipate will include extensions of forbearance, repayment plans, payment deferrals, and loan modifications, depending on the borrower’s situation, account status, and applicable investor guidelines. Before the completion of each period of forbearance, Ocwen will attempt to contact the borrowers to assess their ability to resume making payments and discuss other options which may be available if their hardship persists.
We expect loan forbearance to rise significantly in the near term, in response to the increase in unemployment claims. The unemployment rate increased from 5.1%, for the week ending March 28th, to 15.5% for the week ending April 25th, an increase of 10.4 percentage points in four weeks, according to the U.S. Department of Labor. We also expect that the recession that is expected by most economic forecasts will result in many of those in forbearance not returning to their jobs and so becoming delinquent at the end of the forbearance period. Given the unprecedented nature of this event, it is difficult to predict the severity and timing of this likely increase in delinquencies and forbearance.
An increase in loans in forbearance or an increase in delinquencies may temporarily reduce our servicing revenue or may delay the timing of revenue recognition. We receive and record servicing fees as income each period. Per the servicing guides, we do not collect any servicing fees on delinquent loans for the GSE and Ginnie Mae MSR loan population. In addition, we may not recognize any servicing fee during the forbearance periods. Conditions will also affect ancillary income timing and may reduce such income. While higher delinquencies tend to increase the assessment of some ancillary income, such as late fees, we will not be assessing late fees on loans in forbearance. The deferral of servicing fee collections due to forbearance is not expected to significantly impact our total cumulative revenue over the life of the loan but will reduce near term revenue and cash flow. The delay in servicing fee collection is expected to be partially offset by lower runoff in our MSR portfolio, as the deferred servicing fees generally remain projected as future cash flows.
An increase in loans in forbearance, an increase in delinquencies, further declines in market or mortgage rates and other assumptions changes would further decrease the fair value of our MSR portfolio. We reported a $174.1 million loss in MSR valuation adjustments, net in the first quarter of 2020, mostly driven by $52.7 million portfolio runoff and a $156.7 million loss due to the decline in interest rates due to the COVID-19 pandemic (117 basis-point decline in the 10-year treasury swap rate), partially offset by $35.3 million favorable fair value gain from our MSR hedging strategy. The $65.5 million additional loss as compared to the first quarter of 2019 is primarily due to the impact of the additional decline in market interest rates.
An increase in loans in forbearance or an increase in delinquencies would increase our cost to service and operating expenses. Loans in default typically require more intensive effort to bring them current or manage the foreclosure process. As forbearance periods end, additional efforts may be required to establish repayment plans, loan modifications, extensions of forbearance, payment deferrals, or other loss mitigation solutions. We follow regulatory and investor requirements, including the temporary moratoria on evictions and foreclosure sales and monitor daily our inventory and its trend due to the COVID-19 environment.
An increase in loans in forbearance or an increase in delinquencies would increase our servicing advances and may increase the related interest expense. Additional fair value losses may be recorded on our MSRs as the projected funding cost of existing and future expected servicing advances is a component of the fair value of MSRs. We do not expect any significant changes to our advances’ allowance for losses, including under the new FASB’s current expected credit loss model (CECL), as advances are generally expected to be fully reimbursed.

For the quarter ended March 31, 2020, Ocwen provided approximately 27,500 COVID-19 related forbearance plans to its customers. NRZ has the responsibility to advance on approximately 16,800, or 61%, Ocwen has the responsibility to advance on approximately 9,400, or 34%, and no advances are required on approximately 1,300, or 5%, of the loans subject to these forbearance plans. Of the loans subject to these plans for which we are responsible for making advances, our subservicing clients are obligated to reimburse Ocwen within 30 days of Ocwen making an advance on approximately 3,900 of these loans. Ocwen has sole responsibility to advance on approximately 5,500 of these loans. Of this amount, 67% are PLS and 20% are Freddie Mac, where in both cases Ocwen has its own servicing advance financing lines.
For eligible PLS loans that were not significantly delinquent at the time forbearance was applied to the account, Ocwen intends to administer each three-month forbearance period through a series of one-month forbearance plans each of which advances the due date upon completion and move the resulting missed payment to or near the loan’s maturity as a non-interest bearing balance. As such, Ocwen does not expect to be out of pocket cash for P&I and T&I advances for any more than one month for each of these eligible loans with forbearance protection. We have a PLS servicing advance financing line that provides financing at weighted average advance rates of 92% of eligible principal and interest advances. As of March 31, 2020, Ocwen had $59.0 million in remaining committed financing capacity under our PLS servicing advance financing line.
For Ginnie Mae loans, advance requirements are mitigated by the ability to use excess funds in custodial accounts to cover principal and interest advances, though the remaining advances are covered by corporate cash. Ginnie Mae has announced it intends to provide financing to servicers to fund servicer advances through its Pass-Through Assistance Program (PTAP). We are not acting at this time to establish a private Ginnie Mae advance funding facility or planning to access the Ginnie Mae PTAP. We will continue to assess our Ginnie Mae requirements and options going forward and may establish financing later this year.
For Freddie Mac loans, Ocwen has a servicing advance financing line that provides financing at a 98% advance rate of eligible P&I advances, and an overall weighted average advance rate of 80.5% of all eligible advances. As of March 31, 2020, the Company had $45.0 million in remaining committed financing capacity under this servicing advance financing line.
For Fannie Mae loans, advances are currently funded through corporate cash. On April 21, 2020, the Federal Housing Finance Agency (FHFA) announced that the 120-day P&I servicer advance obligation limit for delinquent loans will apply to loans in forbearance. Accordingly, once a servicer has advanced four months of missed payments on a loan, it will have no further obligation to advance scheduled payments, as the loan will be moved into an “Actual/Actual” remittance status. Reimbursement of such P&I advance is expected after the forbearance period ends, through loan resolution, cure or liquidation. Mortgage loans with COVID-19 payment forbearance will be treated as they would in the event of a natural disaster event and will remain in the MBS pools. GSE servicers are required to make T&I and Corporate advances until the property is sold but can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense. To the extent necessary, Ocwen intends to apply for financing through the Federal Reserve Emergency Funding Programs when such programs are made available to the industry. Ocwen’s ability to utilize these programs will be subject to eligibility requirements applicable to Ocwen and the collateral being financed. The eligibility criteria and the timing of financing availability is not yet known.
As of April 30, 2020, we provided approximately 114,600 COVID-19 related forbearance plans to our customers, or an additional 87,100 forbearance plans since March 31, 2020. The loans under forbearance represented 8.5% and 2.0% of our servicing volume as of April 30, 2020 and March 31, 2020, respectively. Due to the adverse economic conditions created by the COVID-19 pandemic, we expect the number of forbearance plans to continue to increase in the near term, consistent with the industry trend, and to continue to correlate with unemployment claims. An increase in loans in forbearance would increase our servicing advance obligations. The below table shows the requests for forbearance plans and the estimated obligation to advance monthly P&I as of March 31, 2020 and April 30, 2020:

COVID-19 impacted borrowers and monthly P&I advance estimate	As of March 31, 2020		As of April 30, 2020
	Number of Forbearance Plans (3)	Estimated Monthly P&I Advance Obligation ($ million)	Number of Forbearance Plans (3)	Estimated Monthly P&I Advance Obligation ($ million)
GSE loans	1,400	$1.8	6,200	$7.9
Ginnie Mae loans	400	0.5	8,400	7.9
PLS loans	3,700	5.8	16,000	24.4
Servicer	5,500	$8.1	30,600	$40.2

GSE loans	2,300	$2.6	9,400	$10.5
PLS loans	14,500	14.0	63,200	62.4
NRZ’s responsibility (1)	16,800	$16.6	72,600	$72.9
Subservicer (2)	3,900	$4.5	6,500	$8.9
No advance requirements	1,300	—	4,900	—
Total	27,500	$29.2	114,600	$122.0

(1)
Ocwen is obligated to advance under the terms of the 2017 Agreements and New RMSR Agreements, and NRZ is obligated to reimburse Ocwen daily for PLS and weekly for Freddie Mac and Fannie Mae servicing advances. See Note 8 — Rights to MSRs and Note 11 – Borrowings for additional information.

(2)	Ocwen is obligated to advance under the terms of subservicing agreements, and subservicing clients (servicers) are generally obligated to reimburse Ocwen within one day to 30 days for P&I advances.

(3)	Numbers have been rounded.
COVID-19 Pandemic Update - Originations
Recent declines in interest rates and the continued execution of our originations strategy have led to an increase in mortgage refinancing activity in our portfolio retention channel. We continue to increase staffing levels to maximize our recapture potential. Lock volume for the first quarter of 2020 was approximately $870 million and funded volume was approximately $196 million.
Ocwen continues to approach MSR purchases with discipline as it has seen increased volatility in primary and secondary margins as well as the average 30-year mortgage rate. We are bidding conservatively, especially on higher coupon loans, while mortgage spreads are high, and the market is going through price discovery. First quarter 2020 correspondent lock volume was approximately $618 million and funded volume originated through correspondent and all other flow channels was approximately $1.9 billion. In the current environment, there are several factors that could impact Ocwen’s volume and industry-wide volume levels in all channels, including COVID-19 related impacts to the lending ecosystem (e.g., appraiser unwillingness to enter homes; borrower unwillingness to allow appraisers into homes; title agent office closings; and delays in obtaining, and uncertainty relating to the validity of, verifications of borrower employment), volatility of market interest rates, primary and secondary spread volatility, industry capacity constraints, and uncertainty regarding the future value of newly originated MSRs in light of the current wide spread between the 10-year treasury rate and the 30-year conventional fixed rate mortgage rate.
In this environment, our current capital allocation priorities are maintaining liquidity to support its operations and funding its flow origination channels. We continue to monitor our liquidity and calibrate our originations activity based on our evolving assessment of the business environment and our liquidity and financial condition. See Liquidity and Capital Resources for additional COVID-19 update.
Business Initiatives
We have established a set of key business initiatives to achieve our objective of returning to profitability in the shortest timeframe possible within an appropriate risk and compliance environment. These include:

•	Managing the size of our servicing portfolio through expanding our lending business to grow sustainable channels of MSR replenishment;

•	Re-engineering our cost structure;

•	Effectively managing our balance sheet to fund our ongoing business needs and growth; and,

•	Fulfilling our regulatory commitments and resolving remaining legacy matters.

First, we must expand our Originations business and targeted MSR acquisitions that have appropriate financial return targets to replenish and grow our servicing portfolio, and within the constraints of our liquidity. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We also executed on our plans to re-enter the forward lending correspondent channel in the second quarter of 2019 and we continue to pursue a number of other MSR acquisition options, including driving improved recapture rates within our existing servicing portfolio. In addition to our organic growth initiatives in our Originations business, we have been actively engaged in evaluating opportunities to acquire complimentary lending platforms with proven capabilities to generate significant volume through mortgage lending cycles and provide a sustainable MSR source. Our efforts to grow and diversify our sources of servicing volumes also mitigate our client concentration risk. We have exposure to client concentration and retention risk as a result of our relationship with NRZ, which accounted for 55% of the UPB in our servicing portfolio as of March 31, 2020.
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
Third, we must manage our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our other key business initiatives. Regarding the current maturities of our borrowings, as of March 31, 2020 we had approximately $789.0 million of debt outstanding under facilities coming due in the next 12 months. In January 2020, we extended the maturity of our SSTL from December 2020 to May 2022 and we reduced the outstanding balance from $326.1 million to $200.0 million. Portions of our match funded advance facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. We have assessed the potential impact of the COVID-19 pandemic on our financial projections and projected liquidity. We have an agreement in place to upsize and extend through June 2021 our OMART and OFAF advance financing facilities. The OMART VFN capacity will increase from $200.0 million to $500.0 million to accommodate forecasted advancing requirements and the amortization of $185.0 million in term notes in August 2020. The OFAF facility will increase to a total capacity of $70.0 million. In addition, we have executed an agreement to extend our MSR repurchase agreement and warehouse facilities with Barclays. We expect to renew, replace or extend our borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms. Our business, operating results and financial condition have been significantly impacted in recent periods by regulatory actions against us and by significant litigation matters. Should the number or scope of regulatory or legal actions against us increase or expand or should we be unable to reach reasonable resolutions in existing regulatory and legal matters, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected, even if we are successful in our ongoing efforts to drive stronger financial performance. Our ability to execute on these key business initiatives is not certain and is dependent on the successful execution of several complex actions, including our ability to grow our lending business and acquire MSRs with appropriate financial return targets, our ability to acquire, maintain and grow profitable client relationships, our ability to maintain relationships with the GSEs, Ginnie Mae, FHFA, lenders and regulators, our ability to implement further organizational redesign and cost reduction, as well as the absence of significant unforeseen costs, including regulatory or legal costs, that could negatively impact our return to sustainable profitability, and our ability to extend, renew or replace our debt agreements in the ordinary course of business. Our ability to execute on our key initiatives has been hindered by the recent COVID-19 environment and the impact on our organization depends on the duration of the lockdown and the magnitude of the economic downturn. There can be no assurances that the desired strategic and financial benefits of these actions will be realized.
In recent periods, Ocwen has incurred significant losses as a result of declines in the fair value of our MSRs. Further interest rate decreases, prepayment speed increases or changes to other fair value inputs or assumptions could result in further fair value declines and hamper our ability to return to profitability. Starting in September 2019, we have implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - MSR Hedging Strategy for further information.
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
On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement. This termination is for convenience (and not for cause). The notice states that the effective date of termination is June 19, 2020 for 25% of the loans under the agreement (not including loans constituting approximately $6.6 billion in UPB that were added by NRZ under the agreement in 2019) and August 18, 2020 for the remainder of the loans under the agreement. The actual servicing transfer date(s) will be determined through discussions with NRZ and other stakeholders such as GSEs. We currently expect the deboarding of these loans in the third and fourth quarters of 2020. In connection with the termination, we estimate that we will receive loan deboarding fees of approximately $6.0 million from NRZ. The portfolio subject to termination accounted for $40.0 billion in UPB, or 19% of our total serviced UPB as of March 31, 2020. Under this agreement, in the fourth quarter of 2019, we estimated that operating expenses, including direct expenses and overhead allocation, exceeded the net revenue retained for this portion of the NRZ servicing portfolio by approximately $3.0 million. At this stage, we do not anticipate significant operational impacts on our servicing business as a result of this termination. The terminated servicing is comprised of Agency loans with relatively low delinquencies that do not pose a high level of operating and compliance risk or require substantial direct and oversight staffing relative to our non-Agency servicing. Nonetheless, we intend to right-size and reduce expenses in our servicing business and the related corporate support functions to the extent possible to align with our smaller portfolio. It is possible that the loan deboarding and other transition activities that we will undertake as a result of the termination may not occur in an orderly or timely manner, which could be disruptive and could result in us incurring additional costs or even in disagreements with NRZ relating to our respective rights and obligations.
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The following discussion addresses each component of our statement of operations, and further detail related to our servicing, originations and corporate segments is provided in the discussion by segment.

Results of Operations Summary	Three Months Ended March 31,		% Change
	2020	2019
Revenue
Servicing and subservicing fees	$211,483	$256,616	(18)%
Reverse mortgage revenue, net	22,797	32,123	(29)
Gain on loans held for sale, net	13,331	8,982	48
Other revenue, net	6,231	6,167	1
Total revenue	253,842	303,888	(16)

MSR valuation adjustments, net	(174,120)	(108,998)	60

Operating expenses
Compensation and benefits	60,728	94,696	(36)
Servicing and origination	20,256	28,698	(29)
Professional services	25,637	3,441	645
Technology and communications	15,193	24,435	(38)
Occupancy and equipment	11,969	16,589	(28)
Other expenses	3,431	3,248	6
Total operating expenses	137,214	171,107	(20)

Other income (expense)
Interest income	5,395	4,558	18
Interest expense	(29,982)	(26,489)	13
Pledged MSR liability expense, net	(6,594)	(43,956)	(85)
Other, net	1,328	1,020	30
Total other expense, net	(29,853)	(64,867)	(54)

Loss before income taxes	(87,345)	(41,084)	(46)
Income tax (benefit) expense	(61,856)	3,410	n/m
Net loss	$(25,489)	$(44,494)	(189)

Segment income (loss) before income taxes
Servicing	$(56,096)	$(57,503)	(2)%
Originations	10,381	19,860	(48)
Corporate Items and Other	(41,630)	(3,441)	n/m
	$(87,345)	$(41,084)	113%
n/m: not meaningful

Three Months Ended March 31, 2020 versus 2019
We reported a net loss of $25.5 million in the first quarter of 2020 driven in large part by two partially offsetting effects of the COVID-19 pandemic environment. First, the fair value of our MSRs and related MSR financing liability at fair value decreased by $125.1 million in the first quarter of 2020 due to the unprecedented decline in market interest rates, offset in part by $35.3 million gains of our hedging derivatives. Second, we recognized a $61.9 million income tax benefit in the first quarter of 2020 as the CARES Act allows the carryback of tax net operating losses (NOL) and the associated refund of taxes that we paid in prior years. While many factors impacted our results, as discussed below, the $46.3 million increase in our pre-tax net loss for the first quarter of 2020, as compared to the first quarter of 2019 is also largely explained by the $30.7 million recovery in the first quarter of 2019 of prior professional fees from a service provider.

Total revenue was $253.8 million in the first quarter of 2020, $50.0 million or 16% lower than the first quarter of 2019, mostly due to declines in servicing fee revenue and reverse mortgage revenue. Servicing and subservicing fee revenue decreased $45.1 million, or 18%, as compared to the first quarter of 2019, primarily due to a lower serviced UPB. Reverse mortgage revenue, net decreased $9.3 million, or 29%, as compared to the first quarter of 2019 largely due to the decline in fair value of our reverse mortgage portfolio due to the COVID-19 unfavorable market conditions. See Segment Results of Operations for additional information.
We reported a $174.1 million loss in MSR valuation adjustments, net in the first quarter of 2020, mostly driven by $52.7 million portfolio runoff and a $156.7 million loss due to the decline in interest rates, partially offset by $35.3 million favorable fair value gain from our MSR hedging strategy. The $65.1 million additional loss as compared to the first quarter of 2019 is primarily due to the impact of the decrease in market interest rates due to the COVID-19 pandemic. See Segment Results of Operations - Servicing for additional information.
Total operating expenses decreased $33.9 million, or 20%, as compared to the first quarter of 2019 and the decrease is the result of multiple, offsetting variances, as discussed below.
Compensation and benefits expense declined $34.0 million, or 36%, as compared to the first quarter of 2019, primarily due to a 24% decline in average headcount and the recognition in the first quarter of 2019 of $19.2 million of severance and retention costs incurred in connection with our 2019 cost re-engineering plan.
Servicing and origination expense decreased $8.4 million, or 29%, as compared to the first quarter of 2019, primarily due to a $10.0 million decrease in servicing expenses largely as a result of a reduction in government-insured claim loss provisions and a general decline in servicer-related expenses that was primarily driven by a reduction in our servicing portfolio. See Segment Results of Operations - Servicing for additional information.
Professional services expense increased $22.2 million, or 645%, as compared to the first quarter of 2019, primarily due to the $30.7 million recovery in 2019 of amounts previously recognized as expense from a service provider offset in part by a $6.6 million decline in legal fees largely due to a declines in legal expenses relating to the PHH integration, legal entity reorganization and litigation, partially offset by a $4.4 million increase to our accrual related to the CFPB and Florida matters in the first quarter of 2020.
Technology and communication expense declined $9.2 million, or 38%, as compared to the first quarter of 2019 primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP in June 2019, a $2.9 million reduction in depreciation expense that is largely the result of a decline in capitalized technology investments, our closure of U.S. facilities in 2019 and the effects of our other cost reduction efforts, which include bringing technology services in-house, and synergy benefits resulting from our PHH integration efforts.
Occupancy and equipment expense decreased $4.6 million, or 28%, as compared to the first quarter of 2019 primarily due to the results of our cost reduction efforts, which include consolidating vendors and closing and consolidating certain facilities, and the effect of the decline in the size of the servicing portfolio on various expenses, particularly mailing services.
Interest expense increased $3.5 million, or 13%, as compared to the first quarter of 2019, primarily because of $4.7 million interest on the new MSR financing facilities entered into during the third and fourth quarters of 2019, partially offset by a $2.0 million decrease in interest on advance match funded liabilities, consistent with the decline in servicing advances.
Pledged MSR liability expense decreased $37.4 million, or 85%, as compared to the first quarter of 2019, largely due to a $7.9 million higher 2017/18 lump sum amortization gain and $28.1 million lower net servicing fee remittance to NRZ. These changes were mostly due to a lower UPB serviced and the termination of the PMC servicing agreement by NRZ on February 20, 2020. See Segment Results of Operations - Servicing for additional information.
Although we incurred a pre-tax loss for the three months ended March 31, 2020 of $87.3 million, we recorded an income tax benefit of $61.9 million primarily due to $64.8 million of estimated income tax benefit to be recognized under the CARES Act as a result of modification of the tax rules to allow the carryback of NOLs arising in 2018, 2019 and 2020 tax years to the five prior tax years and the increase to the business interest expense limitation under IRC Section 163(j). We recognized income tax expense, exclusive of the impact of the CARES Act, of $2.9 million due to the mix of earnings among different tax jurisdictions with different statutory tax rates. Our overall effective tax rates for the three months ended March 31, 2020 and 2019 were 71% and (8)%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from continuing operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%. The $65.3 million change in income tax expense for the three months ended March 31, 2020, compared with the same period in 2019, was primarily due to recognition of the estimated impact of the CARES Act. See Note 16 – Income Taxes for additional information.

Financial Condition Summary	March 31, 2020	December 31, 2019	$ Change	% Change
Cash	$263,555	$428,339	$(164,784)	(38)%
Restricted cash	53,177	64,001	(10,824)	(17)
MSRs, at fair value	1,050,228	1,486,395	(436,167)	(29)
Advances, net	1,024,807	1,056,523	(31,716)	(3)
Loans held for sale	246,015	275,269	(29,254)	(11)
Loans held for investment, at fair value	6,591,382	6,292,938	298,444	5
Receivables	235,305	201,220	34,085	17
Other assets	521,555	601,514	(79,959)	(13)
Total assets	$9,986,024	$10,406,199	(420,175)	(4)%

Total Assets by Segment
Servicing	$2,787,250	$3,378,515	$(591,265)	(18)%
Originations	6,739,576	6,459,367	280,209	4
Corporate Items and Other	459,198	568,317	(109,119)	(19)
	$9,986,024	$10,406,199	$(420,175)	(4)%

HMBS-related borrowings, at fair value	$6,323,091	$6,063,435	259,656	4%
Advance match funded liabilities	625,951	679,109	(53,158)	(8)
Other financing liabilities, at fair value	623,049	972,595	(349,546)	(36)
SSTL and other secured borrowings, net	797,615	1,025,791	(228,176)	(22)
Senior notes, net	311,290	311,085	205	—
Other liabilities	875,171	942,173	(67,002)	(7)
Total liabilities	9,556,167	9,994,188	(438,021)	(4)%

Total stockholders’ equity	429,857	412,011	17,846	4

Total liabilities and equity	$9,986,024	$10,406,199	(420,175)	(4)%

Total Liabilities by Segment
Servicing	$2,323,103	$2,862,063	$(538,960)	(19)%
Originations	6,582,507	6,347,159	235,348	4
Corporate Items and Other	650,557	784,966	(134,409)	(17)
	$9,556,167	$9,994,188	$(438,021)	(4)%

The $420.2 million decrease in our balance sheet for the three months ended March 31, 2020 is principally attributable to the $263.7 million derecognition of MSRs and the related financing liability effective with February 20, 2020 termination of the subservicing agreement between NRZ and PMC, $126.1 million of cash used to prepay a portion of the outstanding SSTL balance on January 27, 2020 and the $99.5 million decrease in the Ginnie Mae contingent loan repurchase asset and corresponding liability, offset by continued growth of our reverse mortgage business with an additional $298.4 million loans held for investment and $259.7 million HMBS-related borrowings. Total equity increased $17.8 million due to a $47.0 million adjustment to stockholders’ equity on January 1, 2020 as a result of our election to measure future reverse mortgage draw commitments at fair value in conjunction with the application of the new credit loss accounting standard, offset by our net loss for the three months ended March 31, 2020 and our repurchase of 5.7 million shares of our common stock.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per loan fees typically vary based on delinquency status. As of March 31, 2020, we serviced 1.4 million loans with an aggregate UPB of $208.8 billion. The average UPB of loans serviced during the first quarter of 2020 decreased by 18% or $44.8 billion compared to the first quarter of 2019, mostly due to portfolio runoff and servicing transfers.
NRZ is our largest servicing client, accounting for 55% and 60% of the UPB and loans in our servicing portfolio as of March 31, 2020, respectively. NRZ servicing fees retained by Ocwen represented approximately 24% and 27% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ, for the three months ended March 31, 2020 and 2019, respectively (excluding ancillary income). Consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen will receive under the renegotiated agreements. These upfront payments received from NRZ were deferred and are recorded within Other income (expense), Pledged MSR liability expense, as they amortize through the remaining term of the original agreements. As of March 31, 2020, the remaining unamortized payment amounted to $10.0 million.
During 2019, we completed an assessment of the cost-to-service and the profitability of the NRZ servicing portfolio. Based on this analysis, in the fourth quarter of 2019, we estimated that operating expenses, including direct servicing expenses and overhead allocation, exceeded the net revenue retained for the NRZ servicing portfolio by approximately $10.0 million. As with all estimates, this estimate required the exercise of judgment, including with respect to overhead allocations, and it excluded the benefits of the lump-sum payment amortization. The estimated loss for these subservicing agreements is partially driven by the declining revenue as the loan portfolio amortizes down without a corresponding reduction to our servicing cost over time. As performing loans in the NRZ servicing portfolio have run-off, delinquencies have remained high, resulting in a relatively elevated average cost per loan. Because the NRZ portfolio contains a high percentage of delinquent accounts, it has an inherently high level of potential operational and compliance risk and requires a disproportionally high level of operating staff, oversight support infrastructure and overhead which drives the elevated average cost per loan. We pursue cost re-engineering initiatives to continue to reduce our cost-to-service and our corporate overhead, as well as pursue actions to grow our non-NRZ servicing portfolio to offset the losses on the NRZ sub servicing.

The following table presents subservicing fees retained by Ocwen under the NRZ agreements and the amortization gain (including fair value change) of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements:

	Three Months Ended March 31,
	2020	2019
Retained subservicing fees on NRZ agreements	$29,331	$37,407
Amortization gain of the lump-sum cash payments received (including fair value change) recorded as a reduction of Pledged MSR liability expense	24,239	16,340
Total retained subservicing fees and amortization gain of lump-sum payments (including fair value change)	$53,570	$53,747

Average NRZ UPB	$118,092,691	$128,340,739
Average annualized retained subservicing fees as a % of NRZ UPB	0.10%	0.12%
Our MSR portfolio is carried at fair value, with changes in fair value recorded in MSR valuation adjustments, net. The value of our MSRs is typically correlated to changes in interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans. Valuation is also impacted by loan delinquency rates whereby as delinquency rates rise, the value of the servicing portfolio declines.
For those MSR sale transactions with NRZ that do not achieve sale accounting treatment, we present gross the pledged MSR as an asset and the corresponding liability amount pledged MSR liability on our balance sheet. Similarly, we present the total servicing fees and the fair value changes related to the MSR sale transactions with NRZ within Servicing and subservicing fees, net and MSR valuation adjustment, net. Net servicing fee remittance to NRZ and the fair value changes of the pledged MSR liability are separately presented within Pledged MSR liability expense and are offset by the two corresponding amounts presented in other statement of operations line items. We record both our pledged MSRs with NRZ and the associated MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the associated MSRs pledged, presented in MSR valuation adjustments, net. Although fair value changes are separately presented in our statement of operations, we are not exposed to any fair value changes of the MSR related to NRZ.
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements, which accounted for $40.0 billion loan UPB. The notice states that the effective date of termination is June 19, 2020 with respect to 25% of the Initial Mortgage Loans under the agreement and August 18, 2020 for the remainder of the loans under the agreement. The loans that were added by NRZ under the PMC subservicing agreement in 2019 and amounted to approximately $6.6 billion in UPB are subject to the termination with the stated effective date of August 18, 2020. In connection with the termination, we are entitled to loan deboarding fees from NRZ. This termination is for convenience and not for cause. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs associated with the $40.0 billion loan UPB were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We continue to service these loans until deboarding, and account for them as a subservicing relationship. Accordingly, we recognized subservicing fees associated with the subservicing agreement subsequent to February 20, 2020 and did not report any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter.
Third-Party Servicer Ratings
Like other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s, S&P and Fitch. Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.

The following table summarizes our key servicer ratings:

PHH Mortgage Corporation
	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3	Average	RPS3
Residential Special Servicer	SQ3	Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3	Average	RMS3
Ratings Outlook	N/A	Stable	Negative

Date of last action	August 29, 2019	December 27, 2019	March 24, 2020
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” On March 24, 2020, Fitch placed all U.S RMBS servicer ratings on Negative outlook resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended March 31,
	2020	2019	% Change
Revenue
Servicing and subservicing fees
Residential	$210,827	$255,211	(17)%
Commercial	727	1,227	(41)
	211,554	256,438	(18)
Gain on loans held for sale, net	842	1,216	(31)
Other revenue, net	1,159	1,620	(28)
Total revenue	213,555	259,274	(18)

MSR valuation adjustments, net	(174,436)	(108,914)	60

Operating expenses
Compensation and benefits	26,786	40,403	(34)
Servicing and origination	14,934	24,887	(40)
Occupancy and equipment	9,030	12,607	(28)
Professional services	5,071	11,423	(56)
Technology and communications	7,255	9,500	(24)
Corporate overhead allocations	17,793	57,594	(69)
Other expenses	(396)	570	(169)
Total operating expenses	80,473	156,984	(49)

Other income (expense)
Interest income	1,886	2,294	(18)
Interest expense	(13,667)	(10,742)	27
Pledged MSR liability expense	(6,623)	(43,956)	(85)
Other, net	3,662	1,525	140
Total other expense, net	(14,742)	(50,879)	(71)

Loss before income taxes	$(56,096)	$(57,503)	(2)%
n/m: not meaningful

The following tables provide selected operating statistics:

At March 31,	2020	2019	% Change
Residential Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (2)	$196.1	$239.4	(18)%
Non-performing loans	10.6	9.8	8
Non-performing real estate	2.1	1.9	11
Total (1)	208.8	251.1	(17)%

Conventional loans (3)	$92.8	$124.5	(25)%
Government-insured loans	31.6	28.1	12
Non-Agency loans	84.4	98.5	(14)
Total	$208.8	$251.1	(17)%

Percent of total UPB:
Servicing portfolio	37%	30%	23%
Subservicing portfolio (4)	8	20	(60)
NRZ (5)	55	50	10
Non-performing residential assets serviced	6	5	20

Number:
Performing loans (2)	1,326,642	1,475,824	(10)%
Non-performing loans	55,905	49,199	14
Non-performing real estate	13,769	9,328	48
Total	1,396,316	1,534,351	(9)%

Conventional loans (3)	593,213	664,937	(11)%
Government-insured loans	193,670	183,757	5
Non-Agency loans	609,433	685,657	(11)
Total	1,396,316	1,534,351	(9)%

Percent of total number:
Servicing portfolio	34%	31%	10%
Subservicing portfolio (4)	6	9	(33)
NRZ (5)	60	60	—
Non-performing residential assets serviced	5	4	25

	Three Months Ended March 31,
	2020	2019	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$74.0	$73.3	1%
Subservicing portfolio	16.8	52.0	(68)
NRZ (5)	118.1	128.3	(8)
Total	$208.9	$253.6	(18)%

Prepayment speed (average CPR)	15%	12%	25%
% Voluntary	93	88	6
% Involuntary	7	12	(42)
% CPR due to principal modification	—	1	(100)

Average number:
Servicing portfolio	451,832	462,438	(2)%
Subservicing portfolio	73,500	148,794	(51)
NRZ (5)	874,778	937,414	(7)
	1,400,110	1,548,646	(10)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$55,080	$52,515	5%
Subservicing	5,190	6,207	(16)
NRZ	119,669	155,847	(23)
	179,939	214,569	(16)
Late charges	14,598	15,338	(5)
Custodial accounts (float earnings)	6,131	11,909	(49)
Loan collection fees	4,252	4,262	—
HAMP fees	408	1,777	(77)
Other	5,499	7,356	(25)
	$210,827	$255,211	(17)%

Number of Completed Modifications
Non-HAMP	8,325	8,032	4
HAMP	—	253	(100)%
Total	8,325	8,285	—%

n/m: not meaningful

(1)
Includes 35,170 and 33,242 reverse mortgage loans, recorded on our balance sheet and classified as loans held for investment, with a UPB of $6.4 billion and $5.7 billion at March 31, 2020 and 2019, respectively.

(2)
Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(3)
Conventional loans include 107,352 and 107,954 prime loans with a UPB of $19.6 billion and $18.3 billion at March 31, 2020 and 2019, respectively, which we service or subservice. Prime loans are generally good credit quality loans that meet GSE underwriting standards.

(4)
Decline in subservicing is due to the termination of a subservicing client relationship consisting of 33,626 loans with a UPB of $21.4 billion effective May 31, 2019 when the loans were released. For the three months ended March 31, 2019, total servicing fee revenue for this client was $1.0 million.

(5)	Loans serviced or subserviced pursuant to our agreements with NRZ.

	March 31, 2020				December 31, 2019
Dollars in millions	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Advances by investor type
Conventional	$4	$16	$27	$47	$4	$20	$27	$51
Government-insured	1	37	29	67	—	47	26	73
Non-Agency	421	329	161	911	410	354	168	932
Total, net	$426	$382	$217	$1,025	$414	$421	$221	$1,056

	March 31, 2020		December 31, 2019
Advances by MSR ownership	Advances ($ millions)	UPB ($ billions) (3)	Advances ($ millions)	UPB ($ billions) (3)
Servicer	$923	$68.0	$976	$67.6
Master Servicer (1)	—	1.8	—	1.8
Subservicer	49	17.8	38	17.3
NRZ (2)	53	113.9	42	118.6
Total, net	$1,025	$201.5	$1,056	$205.3

(1)	Excludes relationships where we are both master servicer and servicer (included in Servicer).

(2)
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

(3)
Excludes reverse mortgage loans reported on our unaudited consolidated balance sheets and classified as loans held for investment. No separate MSRs are recognized in our unaudited consolidated balance sheets.

	Three Months Ended March 31,
	2020	2019	% Change
Financing Costs
Average balance of advances	$1,035,669	$1,147,164	(10)%
Average borrowings
Advance match funded liabilities	674,441	717,652	(6)
Other secured borrowings	427,228	93,201	358
Interest expense on borrowings
Advance match funded liabilities	5,665	7,652	(26)
Other secured borrowings	5,637	1,715	229
Effective average interest rate
Advance match funded liabilities	3.36%	4.27%	(21)
Other secured borrowings	5.28	7.36	(28)
Facility costs included in interest expense	$2,193	$1,283	71
Average 1ML	0.92%	2.49%	(63)

Average Employment
India and other	3,018	3,675	(18)%
U.S.	752	1,517	(50)%
Total	3,770	5,192	(27)%

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB (in billions)		Count
	2020	2019	2020	2019
Portfolio at January 1	$212.4	$256.0	1,419,943	1,562,238
Additions (1) (2)	6.9	4.7	28,781	16,419
Sales	(0.1)	(0.1)	(720)	(723)
Servicing transfers (2)	(2.2)	(0.4)	(8,527)	(3,092)
Runoff	(8.2)	(9.1)	(43,161)	(40,491)
Portfolio at March 31	$208.8	$251.1	1,396,316	1,534,351

(1)
Additions in the first quarter of 2020 include purchased MSRs on portfolios consisting of 12,584 loans with a UPB of $2.4 million that have not yet transferred to the Black Knight MSP servicing system. These loans are scheduled to transfer onto Black Knight MSP in the second quarter of 2020. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.

(2)
Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter. To conform to the current period presentation, 2,011 short-term interim subservicing loans with a UPB of $716.8 million previously reported as additions and servicing transfers for the quarter ended March 31, 2019 are not reflected in the table above.

The key drivers of our servicing segment operating results for the three months ended March 31, 2020, as compared to the same period of 2019, are portfolio runoff and the effects of cost improvements achieved in aligning our servicing operations more appropriately to the size of our servicing portfolio. Until the Black Knight MSP conversion was completed in June 2019, we were maintaining the infrastructure and related costs of two servicing platforms, including certain corporate functions.
Three Months Ended March 31, 2020 versus 2019
Servicing and subservicing fee revenue declined by $44.9 million, or 18%, as compared to the first quarter of 2019 due to portfolio runoff and the termination of the PMC agreement by NRZ on February 20, 2020, offset in part by additional fees earned on MSRs acquired since March 31, 2019. The average UPB of our portfolio declined 18% as compared to the first quarter of 2019. The total number of loan modifications was essentially unchanged as compared to the first quarter of 2019. Float income declined by $5.8 million, or 49%, as compared to the first quarter of 2019 mainly due to the combined effect of lower custodial account balances and lower interest rates. Revenue recognized in connection with loan modifications, including servicing fees, late charges and HAMP fees, declined 8% to $10.6 million for the first quarter of 2020 as compared to $11.6 million in the first quarter of 2019. The termination of the PMC servicing agreement by NRZ both reduced the amount of servicing fee collected on behalf of NRZ that is reported as Servicing and subservicing fees and the amount of servicing fee remitted to NRZ that is reported as Pledged MSR liability expense, without any impact on the net servicing fee retained, that is reported as subservicing fee after February 20, 2020. Ocwen will not perform any subservicing of the loans subject to termination and will not earn any subservicing fee after loan deboarding, which is expected in the third and fourth quarter of 2020.
We reported a $174.4 million loss in MSR valuation adjustments, net in the first quarter of 2020. This decline in MSR fair value is driven by $53.0 million portfolio runoff, a $156.7 million loss due to the decline in interest rates and assumptions, partially offset by a $35.3 million favorable fair value gain from our MSR hedging strategy. The fair value loss reported in MSR valuation adjustments, net, increased $65.5 million, or 60%, as compared to the first quarter of 2019, primarily due to the interest rate impact, with a 117 basis-point decline in the 10-year swap rate in the first quarter of 2020, as compared to the 30 basis-point decline in the first quarter of 2019.
The $174.4 million loss reported in MSR valuation adjustments, net is partially offset by a $56.9 million gain reported in our statement of operations relating to the pledged MSR liability. MSRs have been sold under different agreements that did not qualify for sale accounting treatment and, therefore are reported as MSR assets together with an associated liability for the MSR failed-sale secured borrowing at fair value. Because both pledged MSRs and the associated MSR liability are measured at fair value, changes in fair value offset each other, although they are separately presented in our statement of operations, as MSR valuation adjustments, net and Pledged MSR liability expense, respectively. The following table summarizes the fair value change impact on our statement of operations of our total MSRs and the MSRs liability associated with the NRZ failed-sale accounting treatment during the first quarter of 2020:

In millions	Total Change in Fair Value	Runoff	Rate and Assumption Change	MSR Hedging
MSR valuation adjustments, net (1)	$(174.1)	$(52.7)	$(156.7)	$35.3
Pledged MSR liability expense - Fair value changes (2)	56.9	25.3	31.6	—
Total	$(117.2)	$(27.4)	$(125.1)	$35.3

(1)	Includes $0.3 million gain recognized in the Originations segment.

(2)
Includes changes in fair value, including runoff and settlement, of the NRZ related MSR liability under the Original Rights to MSRs Agreements and PMC MSR Agreements. See Note 8 — Rights to MSRs for further information.

As described in the table above, Ocwen’s MSR portfolio, net of the pledged MSR liability, incurred a fair value loss due to interest rates of $125.1 million in the first quarter of 2020, that was partially offset by a $35.3 million fair value gain due to our MSR hedging strategy.
Operating expenses decreased $76.5 million, or 49%, as compared to the first quarter of 2019, mostly due to our integration and cost reduction initiatives that favorably and equally impacted our direct cost to service and our corporate overhead cost allocation, as discussed below.
Compensation and benefits expense declined $13.6 million, or 34%, as compared to the first quarter of 2019, due to our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Our average total servicing headcount decreased 27% compared to the first quarter of 2019. The decline in compensation and benefits is also due to the change in the composition of our headcount with relatively more offshore, and less U.S. resources. Offshore headcount, whose average compensation cost is relatively lower, increased from 71% to 80% of total headcount, compared to the first quarter of 2019.
Servicing and origination expense declined $10.0 million, or 40%, as compared to the first quarter of 2019, primarily due to a $2.5 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in the volume of claims, a $2.5 million decrease in provisions for non-recoverable servicing advances and receivables and a general decline in other servicer-related expenses that was primarily driven by a 10% reduction in the average number of loans in our servicing portfolio. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.

Occupancy and equipment expense decreased $3.6 million, or 28%, as compared to the first quarter of 2019, largely because of the effect of the decline in the size of the servicing portfolio on various expenses, particularly mailing services.
Professional services expense declined $6.4 million, or 56%, as compared to the first quarter of 2019, primarily due to a $5.6 million decline in legal fees largely due to declines in legal expenses relating to the PHH integration and litigation and a decline in fees incurred in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs.
Technology and communication expense declined $2.2 million, or 24%, as compared to the first quarter of 2019, primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP in June 2019.
Corporate overhead allocations declined $39.8 million, as compared to the first quarter of 2019, primarily due to lower legal fees, technology expenses and compensation and benefits. Refer to the Corporate Items and Other segment discussion.
Interest expense increased by $2.9 million, or 27%, as compared to the first quarter of 2019, primarily because of the new MSR financing facilities entered into during the third and fourth quarters of 2019, partially offset by a reduction in interest expense relating to servicing advances.
Pledged MSR liability expense decreased $37.3 million, as compared to first quarter of 2019, largely due to a $7.9 million higher 2017/18 lump sum amortization gain and $28.1 million lower net servicing fee remittance to NRZ. These changes were mostly due to a lower UPB serviced and the termination of the PMC servicing agreement by NRZ on February 20, 2020. Pledged MSR liability expense relates to the MSR sale agreements with NRZ that do not achieve sale accounting and are presented on a gross basis in our financial statements. The $6.6 million expense in the first quarter of 2020 primarily includes a $90.3 million net servicing fee remittance to NRZ partially offset by a $24.2 million amortization gain related to the lump-sum cash payments received from NRZ in connection with the 2017 Agreements and New RMSR Agreements in 2017 and 2018, and a $56.9 million fair value gain on the pledged MSR liability. See Note 8 — Rights to MSRs to the Unaudited Consolidated Financial Statements.

	Three Months Ended March 31,		Change
Amounts in millions	2020	2019	2020 vs 2019
Net servicing fee remittance to NRZ (a)	$90.3	$118.4	$(28.1)
2017/2018 lump sum amortization (gain)	(24.2)	(16.3)	(7.9)
Pledged MSR liability fair value (gain) loss (b)	(56.9)	(60.0)	3.1
Other	(2.6)	1.8	(4.4)
Pledged MSR liability expense	$6.6	$43.9	$(37.3)

(a)	Offset by corresponding amount recorded in Servicing and subservicing fee - See table below.

(b)	Offset by corresponding amount recorded in MSR valuation adjustments, net - See table below.
The table below reflects the condensed statement of operations together with the included amounts related to the NRZ pledged MSRs that offset each other (nil impact on net income/loss). Net servicing fee remittance and pledged MSR fair value changes are presented on a gross basis and are offset by corresponding amounts presented in other statement of operations line items. In addition, because we record both our pledged MSRs and the associated pledged MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the MSRs pledged, presented in MSR valuation adjustments, net. Accordingly, only the $24.2 million lump sum amortization gain and the $2.6 million in “Other” affect our net earnings.

	Three Months Ended March 31,
	2020		2019
Dollars in millions	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)
Total revenue	$253.8	$90.3	$303.9	$118.4
MSR valuation adjustments, net	(174.1)	(56.9)	(109.0)	(60.0)
Total operating expenses	137.2	—	171.1	—
Total other expense, net	(29.9)	(33.4)	(64.9)	(58.4)
Loss before income taxes	$(87.4)	$—	$(41.1)	$—

(a)	Amounts included in the specific statement of operations line items.

ORIGINATIONS
We originate and purchase conventional and government-insured forward mortgage loans through our forward lending operations. Our forward lending efforts are principally focused on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (i.e., portfolio recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. In addition, we re-entered the forward lending correspondent channel in the second quarter of 2019 to drive higher servicing portfolio replenishment. On March 15, 2020, as part of Ocwen's legal entity restructuring, Liberty transferred substantially all of its assets, liabilities, contracts and employees to PMC. We continue to originate and service reverse mortgage loans under the brand name Liberty Reverse Mortgage.
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
We originate and purchase reverse mortgages through our reverse lending operations under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. In the second half of 2019, we started originating proprietary reverse mortgage loans that are not FHA-guarantee eligible and are sold servicing-released to third parties. We retain the servicing rights to reverse HECM loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.6 billion at March 31, 2020. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws. For loans purchased or originated after December 31, 2018, we previously elected to fair value future draw commitments. We elected to recognize non-cancellable future draw commitments at fair value for loans purchased or originated before January 1, 2019 in conjunction with the adoption of the new credit loss accounting standard, and recognized a one-time adjustment of $47.0 million to stockholders’ equity on January 1, 2020. Accordingly, as of January 1, 2020, the non-cancellable future draw commitments related to all reverse loans are reported at fair value. See Note 1 - Organization, Business Environment and Basis of Presentation to the Unaudited Consolidated Financial Statements for additional information.
For the three months ended March 31, 2020, our Lending business originated or purchased forward and reverse mortgage loans with a UPB of $710.2 million and $226.0 million, respectively. Loans are originated or acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (recapture for forward loans and retail for reverse loans). Loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest.
After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis and through whole loan transactions on a servicing released basis. Origination revenues mostly include interest income earned for the period the loans are held by us, gain on sale revenue, which represents the difference between the origination value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment, reverse mortgage revenues include the fair value changes of the loan from lock date net of the fair value changes of the MBS-related borrowings.
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. We recognize the fair value of the liability for our representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the mortgage loan investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. We actively monitor our counterparty risk associated with our network of correspondent lenders-sellers.
As an HMBS issuer, we assume certain obligations related to each security issued. In addition to our obligation to fund tails, the most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is received from HUD, typically within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of real estate owned. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property underlying an inactive reverse loan for an acceptable price within the timeframe established by HUD, we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remains with us. We may incur additional losses on REO properties as they progress through the claims and liquidation processes. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
We are actively pursuing actions to manage the size of our servicing portfolio through growing our lending channels and MSR acquisitions, including MSR flow purchases, GSE Cash Window and bulk acquisitions, based on our capital availability that are prudent and well-executed with appropriate financial return targets. We closed MSR acquisitions with $2.9 billion UPB during the three months ended March 31, 2020.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended March 31,	Three Months
	2020	2019	% Change
Revenue
Gain on loans held for sale, net	$12,489	$7,757	61%
Reverse mortgage revenue, net	22,797	32,123	(29)
Other revenue, net	2,361	1,211	95
Total revenue	37,647	41,091	(8)

MSR valuation adjustments, net	316	(84)	(476)

Operating expenses
Compensation and benefits	12,917	12,442	4
Servicing and origination	4,706	3,861	22
Occupancy and equipment	1,458	1,855	(21)
Technology and communications	720	681	6
Professional services	1,114	345	223
Corporate overhead allocations	4,424	1,684	163
Other expenses	1,619	379	327
Total operating expenses	26,958	21,247	27

Other income (expense)
Interest income	2,266	1,549	46
Interest expense	(2,861)	(1,668)	72
Other, net	(29)	219	(113)
Total other income (expense), net	(624)	100	(724)

Income before income taxes	$10,381	$19,860	(48)%
n/m: not meaningful

The following table provides selected operating statistics for our Originations segment:

	March 31,
UPB in millions	2020	2019	% Change	December 31, 2019	% Change
Short-term loan funding commitments
Forward loans	$357,221	$97,625	266%	$204,021	75%
Reverse loans	25,552	20,145	27	28,545	(10)

Future Value (1)	—	64,076	(100)%	47,038	(100)

Future draw commitment (UPB) (2)	1,574.6	1,487.6	6%	1,502.2	5

Periods ended March 31,	Three Months
	2020	2019	% Change
UPB in millions
Loan Production by Channel
Forward loans
Correspondent	$514.3	$—	n/m
Recapture	195.9	211.2	(7)
	$710.2	$211.2	236%

% HARP production	—%	2%	(100)%
% Purchase production	26	1	n/m
% Refinance production	74	99	(25)

Reverse loans (3)
Correspondent	$116.2	$88.6	31%
Wholesale	79.0	42.3	87
Retail	30.8	10.4	196
	$226.0	$141.3	60%

Average Employment
U.S.	421	500	(16)%
India and other	94	131	(28)
Total	515	631	(18)%

(1)
Future Value represented the net present value of estimated future cash flows from customer draws of the reverse mortgage loans and projected performance assumptions based on historical experience and industry benchmarks discounted at 12% related to HECM loans originated prior to January 1, 2019. Prior to our adoption of the new credit loss accounting standard on January 1, 2020, we have recognized this Future Value over time as future draws were securitized or sold. Upon the adoption of the accounting standard and our irrevocable fair value election of tails, $47.0 million Future Value has been recognized through stockholders’ equity on January 1, 2020.

(2)	Includes all future draw commitments.

(3)
New loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination of $78.6 million and $72.8 million for the three months ended March 31, 2020 and 2019, respectively.

Our Originations segment results for the first quarter of 2020, as compared to the first quarter of 2019, were primarily driven by current market conditions due to the COVID-19 pandemic, our re-entry into the forward lending correspondent channel in the second quarter of 2019 and an increase in our reverse lending production. The decline in the retail production of forward mortgage loans was mostly driven by the end of the recapture program on behalf of NRZ effective June 1, 2019 and the impact of the closure in 2019 of a U.S. facility with origination personnel.

Three Months Ended March 31, 2020 versus 2019
Total revenue decreased $3.4 million, or 8%, as compared to the first quarter of 2019, primarily due to a $9.3 million decline in Reverse mortgage revenue, net, partially offset by a $4.7 million increase in our gain on loans held for sale, net.
The $9.3 million decrease in Reverse mortgage revenue, net in the first quarter of 2020 as compared to the first quarter of 2019 is primarily due to the COVID-19 market conditions adversely impacting the portfolio fair value as of March 31, 2020. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS-related borrowings. However, in March 2020, a significant margin compression due to the COVID-19 market conditions more than offset the favorable impact of lower interest rates. The net fair value decline due to pricing conditions also more than offset the favorable impact of our volume growth. We increased our reverse lending volume by $84.7 million, or 60%, as compared to the first quarter of 2019, and generated $2.3 million higher cash realized gain on securitization. We continued to execute on our growth strategy and increased volumes in all channels, including purchases with former customers and increased wallet share with existing customers. Our volume growth exceeds the increase in industry endorsements for the comparable period. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA, increased from 8,224 to 10,218, or 24%, when comparing the three months ended March 31, 2020 and 2019.
Gain on loans held for sale, net increased $4.7 million, or 61%, as compared to the first quarter of 2019, mostly due to the $499.0 million, or 236% increase in total forward loan production, partially offset by a lower average gain on sale margin. The volume increase is predominantly due to the $514.3 million production of the first quarter of 2020 from our correspondent channel that we re-started in the second quarter of 2019. Our pipeline, or lock commitments, significantly increased in the first quarter of 2020 mostly due to refinance opportunities in the market driven by the mortgage rate decrease. The volume increase resulted in a $6.6 million capitalization of originated MSRs (retained on transfers of forward mortgage loans) in the first quarter of 2020 as compared to a $0.8 million capitalization in the first quarter of 2019, despite a decline in the MSR capitalization prices in these periods. The lower average gain on sale margin is mainly due to the increased relative weight of our lower-margin correspondent production.
Operating expenses increased $5.7 million, or 27%, as compared to the first quarter of 2019, primarily due to a $2.7 million increase in corporate overhead allocations and increases in our direct expenses. Certain expenses are variable, and as a result, as origination volume increased so did the related expenses. Examples include commissions, recorded in Compensation and benefits expense, and advertising expense, recorded in Other expenses. Total average headcount decreased 18% as compared to the first quarter of 2019, reflecting reductions in staffing levels as part of our PHH integration and cost re-engineering initiative. Compensation expense as compared to the first quarter of 2019 increased by $0.5 million, or 4%, due to higher commissions on higher origination volume and due to an increase in average higher-cost U.S. headcount to 82% of the total from 79% for the three months ended March 31, 2019. The $2.7 million increase in corporate overhead allocations is mostly attributed to the increase in our origination volume and the increase of the relative weight of our average headcount to the consolidated organization, despite a net reduction in our headcount, as compared to the first quarter of 2019. The increase in corporate overhead allocations due to the allocation drivers is partially offset by the effects of our cost re-engineering plan.
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increases in interest income and interest expense as compared to the first quarter of 2019 is primarily the result of the increase in loan production.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, discontinued operations and inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain on repurchases of debt, interest expense on corporate debt and foreign currency exchange gains or losses. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments, while interest expense on the SSTL and the Senior Notes is recorded in Corporate Items and Other and is not allocated. Our cash balances are included in Corporate Items and Other.
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
Certain expenses incurred by corporate support services that are not directly attributable to a segment are allocated to the Servicing and Originations segments. Beginning in 2020, we updated our methodology to allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which now incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. In 2019, corporate support services costs were primarily allocated based on relative segment size. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering plan, and other costs related to operating as a public company.
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

Periods ended March 31,	Three Months
	2020	2019	% Change
Revenue
Premiums (CRL)	$2,628	$3,411	(23)%
Other revenue	12	112	(89)
Total revenue	2,640	3,523	(25)

Operating expenses
Compensation and benefits	21,025	41,851	(50)
Professional services	19,452	(8,327)	(334)
Technology and communications	7,218	14,254	(49)
Occupancy and equipment	1,481	2,127	(30)
Servicing and origination	616	(50)	n/m
Other expenses	2,208	2,299	(4)
Total operating expenses before corporate overhead allocations	52,000	52,154	—
Corporate overhead allocations
Servicing segment	(17,793)	(57,594)	(69)
Originations segment	(4,424)	(1,684)	163
Total operating expenses	29,783	(7,124)	(518)

Other income (expense), net
Interest income	1,243	715	74
Interest expense	(13,454)	(14,079)	(4)
Other, net	(2,276)	(724)	214
Total other expense, net	(14,487)	(14,088)	3

Loss before income taxes	$(41,630)	$(3,441)	n/m
n/m: not meaningful

Three Months Ended March 31, 2020 versus 2019
CRL premium revenue declined $0.8 million, or 23%, as compared to the first quarter of 2019, primarily due to a 25% decline in the number of covered REO properties in our servicing portfolio.
Total operating expenses before corporate overhead allocations decreased $0.2 million as compared to the first quarter of 2019 and the decrease is the result of multiple, offsetting variances, as discussed below.
Compensation and benefits expense declined $20.8 million, or 50%, as compared to the first quarter of 2019, primarily due to $19.2 million severance and retention expenses recognized in the first quarter of 2019 in connection with our PHH integration and cost re-engineering plan. In addition, the expense declined in the first quarter of 2020 compared to the first quarter of 2019 due to a decline in average corporate headcount of 14%.
Professional services expense increased $27.8 million, or 334%, as compared to the first quarter of 2019, primarily due to the $30.7 million recovery in 2019 of amounts previously recognized as expense from a service provider offset in part by a $1.0 million decline in legal fees. The decline in legal fees is largely due to a $5.4 million decline in legal expenses relating to the PHH integration, legal entity reorganization and litigation, partially offset by a $4.4 million increase to our accrual related to the CFPB and Florida matters in the first quarter of 2020.
Technology and communications expense decreased $7.0 million, or 49%, as compared to the first quarter of 2019 primarily due to a $2.3 million decrease in depreciation expense that is largely the result of a decline in capitalized technology investments and the closure of U.S. facilities in 2019, as well as the effects of a decline in average headcount and our other cost reduction efforts which included bringing technology services in-house, and synergy benefits resulting from our PHH integration efforts.
Other, net increased $1.6 million, or 214%, as compared to the first quarter of 2019, primarily due to a $1.0 million increase in foreign currency losses related to our operations in India.
Total expenses, after corporate overhead allocation, increased by $36.9 million, or 518%, as compared to the first quarter of 2019, primarily due to the $30.7 million recovery in 2019 of amounts previously recognized as expense from a service provider, which was not allocated, and the $4.4 million increase to our accrual related to the CFPB and Florida matters in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES
Overview
At March 31, 2020, our unrestricted cash position was $263.6 million compared to $428.3 million at December 31, 2019, comprised of $302.2 million available cash and $126.1 million available cash we internally earmarked for the repayment of our SSTL. On January 27, 2020, we prepaid $126.1 million of the outstanding SSTL balance and executed certain amendments to the SSTL agreement to extend the maturity date to May 15, 2022, reduce the contractual quarterly principal payment from $6.4 million to $5.0 million and modify the interest rate. See Note 11 – Borrowings for additional information.
At March 31, 2020, we had maximum borrowing capacity under our advance facilities of $730.0 million. The available borrowing capacity under our advance financing facilities increased by $53.2 million from $50.9 million at December 31, 2019 to $104.0 million at March 31, 2020. The $53.2 million decline in outstanding borrowings drove the increase in available capacity. At March 31, 2020, we had fully funded the amounts that could be funded under the available borrowing capacity based on the amount of eligible collateral that had been pledged to our advance financing facilities.
At March 31, 2020, we had maximum borrowing capacity under our mortgage warehouse facilities and MSR financing facilities of $1.5 billion. Of the borrowing capacity extended on a committed basis, $341.9 million was available at March 31, 2020, with $156.2 million under our mortgage warehouse funding facilities and $185.7 million under our MSR financing facilities, which, in each case, we may utilize to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At March 31, 2020, no additional amounts could be borrowed under the available borrowing capacity based on the amount of eligible collateral that could be pledged. Uncommitted amounts ($669.6 million available at March 31, 2020) can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time. At March 31, 2020, none could be borrowed under the uncommitted borrowing capacity based on the amount of eligible collateral that could be pledged, assuming our lenders were willing to do so.
We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets. A portion of our cash balances are held in our non-U.S. subsidiaries. Should we wish to utilize this cash in the U.S. we would have to repatriate the cash held by our non-U.S. subsidiaries, in compliance with applicable laws and, potentially with tax consequences.

We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flows over various time horizons as a way to anticipate and mitigate liquidity risk.
In assessing our liquidity outlook, our primary focus is on available cash on hand, unused available funding and the following six forecast measures:

•	Financial projections for ongoing net income, excluding the impact of non-cash items, and working capital needs including loan repurchases;

•	Requirements for amortizing and maturing liabilities compared to sources of cash;

•	The projected change in advances compared to the projected borrowing capacity to fund such advances under our facilities, including capacity for monthly peak needs;

•	Projected funding requirements for acquisitions of MSRs and other investment opportunities;

•	Potential payments or recoveries related to legal and regulatory matters, insurance, taxes and MSR transactions; and

•	Funding capacity for whole loans and tail draws under our reverse mortgage commitments subject to warehouse eligibility requirements.
COVID-19 Update and Outlook
The COVID-19 environment created unprecedented changes in the economy, volatility in the capital markets, and uncertainties in the mortgage industry. In this context, forecasting our liquidity and financial condition is particularly challenging.
Three critical factors have the most effect on our liquidity management in the current COVID-19 environment: our decrease in revenue collections over the next twelve months, our increased advancing requirements as servicer during each investor remittance period over the next twelve months, and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments. In addition, the uncertainties associated with COVID-19 may impact our ability to access new or increase financing facilities.
First, the higher delinquencies, the surge in loans under forbearance plans, and the moratorium on evictions and foreclosure will reduce our cash inflows as we will not collect, or collect less servicing fees or ancillary income, such as late fees, during the forbearance period from borrowers facing financial hardship. In accordance with agency and regulatory requirements, we are offering all eligible borrowers affected by COVID-19, regardless of whether they are explicitly covered by the CARES Act, 90-day forbearance plans, which suspends their obligation to pay monthly installments during the term of the forbearance plan. We also anticipate either extending forbearance or reviewing borrowers for other loss mitigation options, such as repayment plans, payments deferrals, or modifications if their financial hardship persists.
Second, as servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance. In the normal course of business as servicer or master servicer, we are required to advance P&I on behalf of the borrower to the investor of the loan, if delinquent or under a forbearance plan. We also advance T&I and Corporate advances on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor:

•
For PLS loans, generally, we may stop advancing for P&I if the P&I advance to be made is deemed non-recoverable from the net proceeds of the property, although we are generally obligated to continue T&I and Corporate advances until the loan is brought current or until completion of a foreclosure, in which case, we generally recover our advances from the net proceeds of the property or the pool level proceeds, i.e., generally after liquidation or resolution. We also expect delays in our recoveries due to the moratorium on eviction and foreclosures.

•
For Ginnie Mae loans, we are required to make advances for the life of the loan without regard to whether we will be able to recover those payments from liquidation proceeds, insurance proceeds, or late payments. We may stop advancing P&I by purchasing loans out of the pool when they are more than 90 days delinquent.

•
For GSE loans, we are required to advance P&I until the borrower is 120 days delinquent, and can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense. T&I and Corporate advancing on GSE loans continues until the loan is resolved or the property is sold. On April 21, 2020, the FHFA announced that the 120-day P&I servicer advance obligation limit also applies to loans in forbearance.

•
As subservicer, we are required to make T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. We are also required to make P&I advances under the terms of certain subservicing agreements. Servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements.

•
NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs (RMSR), pursuant to the 2017 Agreements and New RMSR Agreements. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. As part of our risk management practices, we closely monitor the counterparty exposure arising from the funding obligations of our servicer clients, including NRZ, to ensure timely advance remittance in accordance with contractual requirements. If NRZ were unable to meet its advance financing obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs for which legal title has not transferred, which could materially and adversely affect our liquidity, financial condition and servicing operations. Refer to Note 20 — Commitments , Servicer Advance Obligations for additional information.
We serviced $202.3 billion in UPB of forward residential mortgages, as of March 31, 2020. Under our agreements with NRZ, currently, NRZ reimburses Ocwen daily for PLS and GSE servicing advances on $113.9 billion in UPB as of March 31, 2020. Other subservicing clients have the responsibility to reimburse Ocwen for advances within one week to 30 days after advances have been made on $17.7 billion in UPB as of March 31, 2020. Ocwen has sole advancing responsibility for loans with a $70.7 billion UPB, which is 39% PLS, 24% Freddie Mac, 19% Ginnie Mae and 18% Fannie Mae as of March 31, 2020.
Third, we are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs and interest rate swap futures. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. We have reduced the overall exposure with our MSR macro-hedge strategy, however, the hedge strategy only provides partial coverage estimated at 43% at March 31, 2020. That is, the changes in fair value of our MSRs due to interest rates are partially offset by the changes in fair value of our derivative instruments and natural hedges (e.g., pipeline). Declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties. While our hedge strategy is intended to be cash neutral, the volatility in the current market environment may subject to large cash outflows that may not be predicted.
We are evaluating the potential impact of COVID-19 under various scenarios. For example, we are evaluating the potential impact of COVID-19 related borrower job losses and reductions in income, as well as other related impacts as we assess the timing and magnitude of potential increases in servicer advance levels and servicing costs based on increased borrower delinquency levels, among other factors that could affect our liquidity and financial condition assessments. We monitor the level of delinquencies, forbearance plans, their expected resolution, and the inventory of foreclosures on hold, on a daily basis. We frequently update the forecast of our advance funding requirements over the next few months based on the most recent loan portfolio delinquency and forbearance information and most recent agency or regulatory guidance affecting borrower payments and our advancing obligations. We have updated our revenue forecast and our overall plan to project our ability to meet our obligations and support our going concern assessment as of the date of issuing our financial statements for the three-month period ended March 31, 2020.
We are communicating proactively with Fannie Mae, Freddie Mac, Ginnie Mae, and our lenders, including with respect to the potential impact of borrower assistance programs on our business. We are working with mortgage industry trade associations who are working with government officials to inform them of the impact of borrower relief programs on the funding and liquidity needs of the housing finance industry (and in particular, non-bank servicers such as Ocwen) and to assist them in designing appropriate solutions to navigate the challenges of the current environment.
We are focused on ensuring that we have sufficient liquidity sources to operate through the pandemic as well as after. As such, we are currently working with our lenders to amend and extend our debt facilities. We have an agreement in place to upsize and extend through June 2021 our OMART and OFAF advance financing facilities. The OMART VFN capacity will increase from $200.0 million to $500.0 million to accommodate forecasted advancing requirements and the amortization of $185.0 million in term notes in August 2020. The OFAF facility will increase to a total capacity of $70.0 million. In addition, we have executed an agreement to extend our MSR repurchase agreement and warehouse facilities with Barclays. We are evaluating the appropriateness and ability of adding GNMA advances to existing lines or pursuing a government provided alternative in the event other financing alternatives are not available at commercially reasonable terms.
Regarding the current maturities of our borrowings, as of March 31, 2020, we have approximately $789.0 million of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $20.0 million in contractual repayments of our SSTL, $289.1 million of borrowings under forward and reverse mortgage warehouse facilities, $341.0 million of variable funding and term notes under advance financing facilities that will enter their respective amortization periods, $114.3 million outstanding under our Agency MSR financing facility which will terminate in June 2020 unless renewed or extended and $24.6 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
We are actively engaged with our lenders and as a result, have successfully completed the following with respect to our current and anticipated financing needs:

•	On January 22, 2020, we did not renew and let terminate a $50.0 million uncommitted warehouse facility used to fund reverse mortgage loan draws.

•
On January 27, 2020, we executed an amendment to the SSTL agreement which reduced the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the contractual quarterly principal payment from $6.4 million to $5.0 million and modified the interest rate.

•
On March 12, 2020, we entered into a mortgage loan warehouse agreement to fund reverse mortgage loan draws by borrowers subsequent to origination. Under this agreement, the lender provides financing for up to $100.0 million to PMC on an uncommitted basis. Concurrently, we reduced the maximum borrowing capacity of another reverse mortgage loan warehouse agreement from $100.0 million to $1.0 million in connection with Liberty’s transfer of substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020.

•
On March 26, 2020, we renewed mortgage loan warehouse agreement with a maximum borrowing capacity of $300.0 million through May 3, 2020, and subsequently extended for an additional 30 days to June 3, 2020 for $150.0 million.

We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our forecast such as revenues, expenses, our assessment of the likely impact of open regulatory and litigation matters, recurring and nonrecurring costs, levels of investment and availability of funding sources. As part of this analysis, we have also assessed the cash requirements to operate our business and service our financial obligations coming due. We have assessed the range of potential impacts of the COVID-19 pandemic on our financial projections and projected liquidity under different scenarios. We have an agreement in place to upsize and extend through June 2021 our OMART and OFAF advance financing facilities. The OMART VFN capacity will increase from $200.0 million to $500.0 million to accommodate forecasted advancing requirements and the amortization of $185.0 million in term notes in August 2020. The OFAF facility will increase to a total capacity of $70.0 million. In addition, we have executed an agreement to extend our MSR repurchase agreement and warehouse facilities with Barclays. We expect to renew, replace or extend our borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
As described above, our liquidity forecast requires management to use judgment and estimates and includes factors that may be beyond our control. Our forecast is highly dependent on the duration and magnitude of the downturn. Estimates of the COVID-19 impact by economists and mortgage industry experts vary considerably. Additionally, our business has been undergoing substantial change, which has magnified the uncertainties that are inherent in the forecasting process. Our actual results could differ materially from our estimates. If we were to default under any of our debt agreements, it could become very difficult for us to renew, replace or extend some or all of our debt agreements. Challenges to our liquidity position could have a material adverse effect on our operating results and financial condition and could cause us to take actions that would be outside the normal course of our operations to generate additional liquidity.
Use of Funds
Our primary uses of funds in normal course include:

•	Payment of operating costs and corporate expenses;

•	Payments for advances in excess of collections;

•	Investing in our servicing and lending businesses, including MSR and other asset acquisitions;

•	Originated and repurchased loans, including scheduled and unscheduled equity draws on reverse mortgage loans;

•	Payment of margin calls under our MSR financing facilities and derivative instruments;

•	Repayments of borrowings, including under our MSR financing, advance financing and warehouse facilities, and payment of interest expense; and

•	Net negative working capital and other general corporate cash outflows.
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
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our use of advance financing facilities is integral to our servicing advance financing strategy. Revolving variable funding notes issued by our advance financing facilities to financial institutions typically a have revolving period of 12 months. Term notes are generally issued to institutional investors with one-, two- or three-year revolving periods.
We use mortgage loan repurchase and participation facilities (commonly called warehouse lines) to fund newly-originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second-lien loans and other types of loans. Warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. These facilities contain eligibility criteria that include aging and concentration limits by loan type among other provisions. Currently, our master repurchase and participation agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support out investment plans, address upcoming debt maturities and accommodate our business needs. Our financing structure actions are targeted at optimizing access to debt financing, improving our cost of funds, enhancing financial flexibility, bolstering liquidity and reducing funding risk while maintaining leverage within our risk tolerances. Historical losses have significantly eroded our stockholders’ equity and weakened our financial condition. To the extent we are not successful in achieving our objective of returning to profitability, funding continuing losses will limit our opportunities to grow our business through capital investment.
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at March 31, 2020:

		Collateral for Secured Borrowings
Assets	Total	Advance Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse/MSR Facilities	Sales and Other Commitments	Other
Cash	$263,555	$—	$—	$—	$—	$263,555
Restricted cash	53,177	10,838	—	5,031	37,308	—
MSRs (1)	1,050,228	—	591,705	459,027	—	513
Advances, net	1,024,807	751,020	—	—	—	273,787
Loans held for sale	246,015	—	—	205,080	—	40,935
Loans held for investment	6,591,382	—	6,461,371	97,273	—	32,738
Receivables, net	235,305	—	—	32,560	—	202,745
Premises and equipment, net	37,430	—	—	—	—	37,430
Other assets	484,125	—	—	5,204	410,718	68,203
Total Assets	$9,986,024	$761,858	$7,053,076	$804,175	$448,026	$919,906

Liabilities
HMBS - related borrowings	$6,323,091	$—	$6,323,091	—	$—	$—
Other financing liabilities	623,049	—	613,070	—	—	9,979
Advance match funded liabilities	625,951	625,951	—	—	—	—
Other secured borrowings, net	797,615	—	—	607,001	—	190,614
Senior notes, net	311,290	—	—	—	—	311,290
Other liabilities	875,171	—	—	—	410,718	464,453
Total Liabilities	$9,556,167	$625,951	$6,936,161	$607,001	$410,718	$976,336

Total Equity	$429,857

(1)
Certain MSR cohorts with a net negative fair value of $1.2 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $23.3 million of negative fair value related to RMBS and $22.1 million of positive fair value related to private EBO and PLS MSRs.

See Note 11 – Borrowings for information on assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL.
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
Covenants and default provisions of this type are commonly found in debt agreements such as ours. Certain of these covenants and default provisions are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the qualitative and quantitative covenants in our debt agreements as of the date this Quarterly Report on Form 10-Q is filed with the SEC. Given the current market conditions created by the COVID-19 pandemic, there are no assurances we will be able to maintain compliance with our covenants.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	September 11, 2019
S&P	B –	CreditWatch with negative implications	April 13, 2020
On April 13, 2020 S&P placed the ratings outlook of Ocwen on CreditWatch with negative implications due to the uncertain economic impact of COVID-19 on liquidity. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows
Our operating cash flow is primarily impacted by operating results, changes in our servicing advance balances, the level of mortgage loan production and the timing of sales and securitizations of mortgage loans. In addition, margin calls required under our MSR financing facilities or derivative instruments create volatility in our operating cash flows. We classify proceeds from the sale of servicing advances, including advances sold in connection with the sale of MSRs, as investing activity. We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS borrowings as financing activity.
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the three months ended March 31, 2020 and 2019 includes $25.1 million and $23.3 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the three months ended March 31, 2020
Our operating activities provided $171.0 million of cash including $121.1 million net collections of servicing and ancillary income, $29.4 million of net collections of servicing advances, and net cash received on loans held for sale of $11.7 million for the three months ended March 31, 2020.
Our investing activities used $147.3 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $119.8 million. Cash outflows also include $29.8 million to purchase MSRs.
Our financing activities used $199.3 million of cash. Cash outflows include repayments of $126.1 million on the SSTL, $53.2 million of net repayments on advance match funded liabilities, a $97.2 million decrease in borrowings under our mortgage warehouse and MSR financing facilities, and $50.4 million of net payments on the financing liabilities related to MSRs pledged. In addition, we also paid $7.3 million of debt issuance costs related to our SSTL facility amendment and repurchased 5.7 million shares of our common stock for $4.6 million. Cash inflows include $312.2 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $172.4 million.
Cash flows for the three months ended March 31, 2019
Our operating activities provided $100.7 million of cash largely due to $91.1 million of net collections of servicing advances. Net cash received on loans held for sale during the three months ended March 31, 2019 was $1.1 million.
Our investing activities used $151.3 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $104.6 million. Cash outflows also include $48.6 million to purchase MSRs.
Our financing activities used $19.8 million of cash. Cash outflows include $128.9 million of net repayments on advance match funded liabilities as a result of advance recoveries and $50.1 million of net payments on the financing liabilities related to MSRs pledged. In addition, we reduced borrowings under our mortgage loan warehouse facilities by $57.7 million. Cash inflows include $210.6 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $102.4 million. We increased borrowings under the SSTL through the issuance of an additional term loan of $120.0 million (before a discount of $0.9 million), less the $6.4 million first quarter repayment.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have certain contractual obligations which require us to make future cash payments. At March 31, 2020, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the three months ended March 31, 2020, other than changes related to our secured borrowings.
During the three months ended March 31, 2020, we executed an amendment to the SSTL agreement which reduced the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the contractual quarterly principal payment from $6.4 million to $5.0 million and modified the interest rate. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements and “Liquidity and Capital Resources - Outlook” for additional information.
In addition to the contractual obligations described above, our obligations to make future cash payments include our commitments related to off-balance-sheet and other arrangements, which are excluded from the table of specified contractual obligations contained in our Annual Report on Form 10-K, including but not limited to servicing advance obligations, margin calls associated with our asset-backed financing facilities and margin calls associated with our derivative instruments. See Note 20 — Commitments to the Unaudited Consolidated Financial Statements for additional information.
Our forecasting with respect to our ability to satisfy our contractual obligations, including but not limited to our servicing advance obligations, requires management to use judgment and estimates and includes factors that may be beyond our control. Additionally, our business has been undergoing substantial change and the current conditions created by the COVID-19 pandemic resulted in significant volatility in the financial markets and uncertainties in the duration and magnitude of the economic downturn, as well as uncertainties related to the government and other programs to assist mortgage borrowers, which have magnified the uncertainties that are inherent in the forecasting process. Our actual results could differ materially from our estimates, and if this were to occur, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Mortgage Loan Repurchase and Indemnification Liabilities. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. We recognize the fair value of representation and warranty obligations in connection with originations upon sale of the loan or upon completion of an acquisition. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. See Note 3 – Securitizations and Variable Interest Entities, Note 12 – Other Liabilities and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
Unfunded Lending Commitments. We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.6 billion at March 31, 2020. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. See Note 20 — Commitments to the Unaudited Consolidated Financial Statements for additional information.
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
Involvement with VIEs. We use SPEs and VIEs for a variety of purposes but principally in the financing of our servicing advances, in the securitization of mortgage loans and in the financing of our MSRs. We include VIEs in our consolidated financial statements if we determine we are the primary beneficiary. See Note 3 – Securitizations and Variable Interest Entities to the Unaudited Consolidated Financial Statements for additional information.
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
Derivatives. We record all derivatives at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk. The notional amounts of our derivative contracts do not reflect our exposure to credit loss. Generally, our derivative instruments require daily margin calls. See Note 14 – Derivative Financial Instruments and Hedging Activities to the Unaudited Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. Refer to Note 4 – Fair Value to the Unaudited Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	March 31, 2020	December 31, 2019
Loans held for sale	$246,015	$275,269
Loans held for investment - Reverse mortgages	6,568,821	6,269,596
Loans held for investment - Restricted for securitization investors	22,561	23,342
MSRs	1,050,228	1,486,395
Derivative assets	14,741	6,007
Mortgage-backed securities	1,670	2,075
Corporate bonds	211	441
Assets at fair value	$7,904,247	$8,063,125
As a percentage of total assets	79%	77%
Financing liabilities
HMBS-related borrowings	6,323,091	6,063,435
Financing liability - MSRs pledged	601,684	950,593
Financing liability - Owed to securitization investors	21,365	22,002
	6,946,140	7,036,030
Derivative liabilities	1,499	100
Liabilities at fair value	$6,947,639	$7,036,130
As a percentage of total liabilities	73%	70%
Assets at fair value using Level 3 inputs	$7,721,763	$7,847,925
As a percentage of assets at fair value	98%	97%
Liabilities at fair value using Level 3 inputs	$6,946,140	$7,036,030
As a percentage of liabilities at fair value	100%	100%
Assets at fair value using Level 3 inputs decreased during the three months ended March 31, 2020 primarily due to the derecognition of the MSR related to the PMC servicing agreement terminated by NRZ and a decline in the fair value of MSRs, offset in part by reverse mortgage originations. Liabilities at fair value using Level 3 inputs remained mostly flat due to the increase of reverse mortgage securitizations, which we account for as secured financings, partially offset by the derecognition of the pledged MSR financing liability related to PMC servicing agreement terminated by NRZ, which we accounted for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing. In addition, we have no net fair value exposure to the MSR pledged to NRZ and the related pledged MSR financing liability, both reported at fair value.
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
We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions. The following table provides the range of key assumptions and weighted average (expressed as a percentage of UPB) by class projected for the five-year period beginning March 31, 2020:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	13.7% to 25.3%	13.2% to 25.8%	9.1% to 13.7%
Weighted average	20.1%	19.8%	11.9%
Delinquency
Range	1.3% to 3.1%	7.1% to 17.8%	24.1% to 28.4%
Weighted average	1.8%	10.3%	27.2%
Cost to service
Range	$66 to $72	$84 to $139	$241 to $276
Weighted average	$67	$98	$269
Discount rate	9.0%	10.2%	11.3%
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

As a result of the market volatility and uncertainties due to the COVID-19 outbreak, management exercised significant judgment in determining and updating the key assumptions that market participants would use when pricing the MSR based on the known or knowable information as of March 31, 2020. While discount rates remain vastly unchanged at March 31, 2020 compared with December 31, 2019, the spread to the risk-free rate significantly increased, as a result of a significant decline in the different interest rate benchmarks, reflective of the heightened uncertainties in the market conditions.
Allowance for Losses on Servicing Advances and Receivables
Advances are generally fully reimbursed. However, servicing advances may include claimable (with investors) but non-recoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. We record an allowance for losses on servicing advances as a charge to earnings to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporated a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At March 31, 2020, the allowance for losses on servicing advances was $7.4 million, which represents 0.7% of advances.
We record an allowance for losses on receivables in our Servicing business related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of incurred losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, and historical loss experience. At March 31, 2020, the allowance for losses on receivables related to government-insured claims was $58.1 million, which represents 48% of the total balance of government-insured claims receivables.
We adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as amended, on January 1, 2020. The ASU requires the measurement and recording of expected lifetime credit losses on loans and other financial instruments measured at amortized cost and replaces the existing incurred loss model for credit losses. The new guidance requires an organization to measure all current expected credit losses (CECL) for financial assets held and certain off-balance sheet credit exposures at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
We applied the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2020. As permitted by this standard, we made an irrevocable fair value election for certain financial instruments within the scope of the standard. The transition adjustment related to financial instruments for which we are not electing the fair value option did not result in any significant adjustment to the opening balance of retained earnings. Our measurement of lifetime expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability.
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
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. As of March 31, 2020, we have recorded a liability for representation and warranty obligations, and similar indemnification obligations of $47.1 million. See Note 21 – Contingencies for additional information.
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
In March 2020, the WHO categorized COVID-19 as a pandemic and the COVID-19 outbreak was declared a national emergency in the U.S. The COVID-19 pandemic is adversely affecting economic conditions, including an increase in unemployment, and is creating significant uncertainty about the duration and magnitude of the downturn in the economy.
Based on our evaluation, we have determined that there are no conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our Unaudited Consolidated Financial Statements for the three months ended March 31, 2020 are issued.

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
We adopted the new current expected credit loss guidance (ASU 2016-13, as amended) on January 1, 2020 by applying the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The transition adjustment resulted in an adjustment to the opening balance of retained earnings of $47.0 million and we increased our loans held for investment by $47.0 million, representing the recognition of the fair value of certain non-cancellable draw commitments (tails) associated with our reverse mortgage loans. See Note 1 – Organization, Business Environment and Basis of Presentation to the Unaudited Consolidated Financial Statements for additional information.
Our adoption of the standards listed below on January 1, 2020 did not have a material impact on our unaudited consolidated financial statements:

•	Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)

•	Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
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

MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds. Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy is targeted at mitigating the residual exposure, which we refer to as our net MSR portfolio exposure. We define our net MSR portfolio exposure as follows:

•	our more interest rate-sensitive Agency MSR portfolio,

•	less the Agency MSRs subject to our agreements with NRZ (See Note 8 — Rights to MSRs),

•	less the unsecuritized reverse mortgage loans and tails classified as held-for-investment,

•	less the asset value for securitized HECM loans, net of the corresponding HMBS-related liability, and

•	less the net value of our held for sale loan portfolio and lock commitments (pipeline).
We determine and monitor daily the hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. During the first quarter of 2020, our hedging strategy provided for a partial coverage of our net MSR portfolio exposure of approximately 43%. The changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes due to the partial hedge coverage and other factors.
The following table illustrates the composition of our net MSR portfolio exposure at March 31, 2020 with the associated interest rate sensitivity for a hypothetical, instantaneous decrease in interest rate of 25 basis points assuming a parallel shift in interest rate yield curves (refer to the description below under Sensitivity Analysis). The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear.

Dollars in millions	Fair value at March 31, 2020	Hypothetical change in fair value due to 25 bps rate decrease
Agency MSR - interest rate sensitive (1)	$294.2	$(24.5)

Asset value of securitized HECM loans, net of HMBS-related borrowing	$245.7	3.7
Loans held for investment - Unsecuritized HECM loans and tails	125.5	0.3
Loans held for sale	203.6	2.7
Pipeline IRLCs	10.5	(0.4)
Natural hedges (sum of the above)		6.3
Hypothetical 30% offset by hedging instruments (2)		5.5
Total hedge position (3) (4)		$11.8

Hypothetical residual exposure to changes in interest rates		$(12.7)

(1)	As a result of the termination of the PMC MSR Agreement, the MSRs and the related MSR financing liability related to Agency MSR were derecognized from our balance sheet on February 20, 2020.

(2)
Hypothetical 30% offset is calculated in the above table as a percentage of the net MSR exposure, that is, the Agency MSR less natural hedges, i.e., pipeline and economic MSR of reverse mortgage loans.

(3)
Total hedge position is defined as the sum of the fair value changes of hedging derivatives and the fair value changes of natural hedges due to interest rate risks, i.e., pipeline and economic MSR of reverse mortgage loans.

(4)	We define our hedge coverage ratio as the total hedge position (derivatives and natural hedges) as a percentage of the Agency MSR exposure, or 48% in the above table.
We use forward trades of MBS or Agency TBAs with different banking counterparties and exchange-traded interest rate swap futures as hedging instruments. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations.
The TBAs and Interest rate swap futures are subject to margin requirements. Ocwen may be required to post or may be entitled to receive cash collateral with its counterparties, based on daily value changes of the instruments. Changes in market factors, including interest rates, and our credit rating could require us to post additional cash collateral and could have a material adverse impact on our financial condition and liquidity.
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
Loans Held for Sale, Loans Held for Investment and IRLCs
In our Originations business, newly-originated forward mortgage loans held for sale and newly originated reverse mortgage loans held for investment that we have elected to carry at fair value and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. We are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans range from 5 to 90 days, but the majority of our commitments are for 60 days. Our holding period for forward mortgage loans from funding to sale is typically less than 30 days. Loan commitments for reverse mortgage loans range from 10 to 30 days. The majority of our reverse loans are variable-rate loan commitments. This interest rate exposure had historically been economically hedged with freestanding derivatives, including forward sales of agency TBAs and forward mortgage-backed securities (Forward MBS). Beginning in September 2019, this exposure is not individually hedged, but rather used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
We elected fair value accounting for newly repurchased loans from securitization trusts or investors after January 1, 2020. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer.
Loans Held for Investment and HMBS-related Borrowings
We elected fair value accounting for the entire reverse mortgage HECM loans, which are held for investment, together with the HMBS-related borrowings. We also elected fair value accounting for non-cancellable draw commitments (tails) of our HECM loans. The fair value of our HECM loan portfolio decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation.
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
Advance Match Funded Liabilities
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

Interest Rate-Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at the dates indicated. We use certain assumptions to estimate the fair value of these instruments. See Note 4 – Fair Value to the Unaudited Consolidated Financial Statements for additional information regarding fair value of financial instruments.

	March 31, 2020		December 31, 2019
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$262,143	$262,143	$433,224	$433,224
Loans held for sale, at fair value	203,592	203,592	208,752	208,752
Loans held for sale, at lower of cost or fair value (2)	42,423	42,423	66,517	66,517
Loans held for investment, at fair value	6,568,821	6,568,821	6,269,596	6,269,596
Debt service accounts and time deposits	16,239	16,239	23,666	23,666
Total rate-sensitive assets	$7,093,218	$7,093,218	$7,001,755	$7,001,755

Rate-Sensitive Liabilities:
Advance match funded liabilities	$625,951	$631,247	$679,109	$679,507
HMBS-related borrowings, at fair value	6,323,091	6,323,091	6,063,435	6,063,435
SSTL and other secured borrowings (3) (4)	807,001	758,115	1,030,306	1,010,789
Senior notes (4)	313,052	253,281	313,052	270,022
Total rate-sensitive liabilities	$8,069,095	$7,965,734	$8,085,902	$8,023,753

	March 31, 2020		December 31, 2019
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$10,833	$—	$27,083	$—
IRLCs	382,773	10,478	232,566	4,878
Forward trades	100,000	(235)	60,000	(92)
Interest rate swap futures	500,000	822	—	—
TBA / Forward MBS trades	240,000	2,177	1,200,000	1,121
Derivatives, net		$13,242		$5,907

(1)	See Note 4 – Fair Value to the Unaudited Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of valuation allowances and including non-performing loans.

(3)
Excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings, which have no contractual maturity and are amortized over the life of the related assets.

(4)	Balances are exclusive of any related discount or unamortized debt issuance costs.

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2020, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2020 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
Dollars in millions	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.7	$(3.7)
Loans held for investment - Unsecuritized HECM loans and tails	0.3	(0.3)
Loans held for sale	2.7	(3.2)
TBA / Forward MBS trades / Interest rate swap futures	15.1	(15.0)
Total	21.8	(22.2)

MSRs (1)	(24.1)	27.1
MSRs, embedded in pipeline	(0.4)	0.4
Total MSRs (2)	(24.5)	27.5

Total, net	$(2.7)	$5.3

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
Based on March 31, 2020 balances, if interest rates were to increase by 1% on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $11.8 million resulting from an increase of $22.0 million in annual interest income and an increase of $10.2 million in annual interest expense.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2020.
Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2020 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the

Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 19 – Regulatory Requirements and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. Understanding these risks is important to understanding any statement in such Annual Report and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
In addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, you should consider the following:
The COVID-19 pandemic and related efforts to mitigate the pandemic have impacted our business, and the extent to which the COVID-19 pandemic and measures taken to contain its spread ultimately impact our business will depend on future developments, which are highly uncertain and are difficult to predict.
In March 2020, the WHO categorized COVID-19 as a pandemic and the COVID-19 outbreak was declared a national emergency in the U.S. The COVID-19 pandemic is adversely affecting economic conditions, including an increase in unemployment, and is creating significant uncertainty about the duration and magnitude of the downturn in the economy. In response, on March 27, 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. In addition, multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 are being issued by states, agencies and regulators. These measures could stay in place for an extended period of time. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties, and restrictions on our business. In addition, we could face litigation and reputational damage.
Notwithstanding the relief provided by the CARES Act, we expect delinquencies and forbearance loans to rise in the near term. Delinquent loans and forbearance loans reduce our servicing fee revenue and are more costly to service. An increase in loans in forbearance, an increase in delinquencies, further declines in market or mortgage rates and other assumptions changes would also further decrease the fair value of our MSR portfolio. We reported a $174.1 million loss in MSR valuation adjustments, net in the first quarter of 2020, mostly driven by a $156.7 million loss due to the decline in interest rates due to the COVID-19 pandemic (117 basis-point decline in the 10-year treasury swap rate). In addition, as servicer, we are required to advance unpaid principal and interest to investors and to make advances for unpaid taxes and insurance and other costs to the extent that we determine that such amounts are recoverable. An increase in loans in forbearance or an increase in delinquencies would increase our servicing advances and may increase the related interest expense. Such an increase could also adversely affect our liquidity and our ability to fund servicing advances or finance our business. We are currently negotiating extensions and increases to advance facility commitments with our lenders.
Depending on the severity and longevity of the COVID-19 pandemic, the related efforts taken to reduce its spread, and the possibility of a resurgence of the COVID-19 pandemic, we could recognize a significant adverse impact to our liquidity position. As of March 31, 2020 we had approximately $789.0 million of debt outstanding under facilities coming due in the next 12 months. Portions of our match funded advance facilities and all of our mortgage loan warehouse facilities have 364-day terms consistent with market practice. We have historically renewed these facilities on or before their expiration in the ordinary course of financing our business. As a result of COVID-19, we may be required to raise additional capital to finance our advance obligations as a servicer and to support our operations during this economic downturn. There is no guarantee that debt financings will be available in the future, or that such financing will be available on terms consistent with our historical agreements or expectations. Further, on April 13, 2020, S&P placed the ratings outlook of Ocwen on CreditWatch with negative implications due to the uncertain economic impact of COVID-19 on liquidity. If our credit ratings are downgraded, or general market conditions were to ascribe higher risk to our rating levels, our industry, or us, our access to capital and the cost of any debt financing will be further negatively impacted. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--COVID-19 Update and Outlook.
We have also experienced in the first quarter of 2020, and may continue to experience, losses in the valuation of our MSRs, loans or other instruments. Further, our operations may be impacted by reduced employee availability due to illness, voluntary or government mandated social distancing and travel restrictions, as well as our transition to secured remote work arrangements for approximately 92% of our employees. Remote working arrangements could impact employees’ productivity, and brings increased risks from potentially less secure and less private work environments. In addition, increased reliance on remote connections and conferencing technology may increase stress on the systems and processes we rely on to conduct our business, including the programs in place to prevent, detect and respond to cybersecurity incidents.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. As noted in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our ability to execute on our key initiatives has been hindered by the recent COVID-19 environment. These factors may also reduce the capacity of vendors, government agencies, and other third parties on whom we are dependent to conduct our operations. In addition, if a resurgence of the COVID-19 virus occurs after the initial outbreak subsides, these factors will be exacerbated.
As this situation is ongoing and the duration and severity of the COVID-19 pandemic is uncertain at this time, it is difficult to forecast the eventual long-term impacts on our future operating results or financial condition. We expect the COVID-19 pandemic will negatively impact our financial results, including having a larger impact on our results of operations for the second quarter and remainder of this year than has been reflected in our first quarter results for 2020. The extent to which the coronavirus pandemic and measures taken to contain its spread ultimately impact our business will depend on future developments, which are highly uncertain and are difficult to predict.
Legal and Regulatory Risks
The business in which we engage is complex and heavily regulated, and the rules and regulations to which we are subject have been changing and increasing rapidly in response to the COVID-19 pandemic. If we fail to operate our business in compliance with both existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state and local governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we must comply with the requirements of the GSEs (and their conservator, the FHFA), Ginnie Mae, and the United States Treasury Department. These regulations and requirements have been changing rapidly as these entities have responded to the COVID-19 pandemic. On March 27, 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. Multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 are being issued by states, agencies and regulators. These requirements vary across jurisdiction, may conflict in some circumstances, and can be complex to interpret and implement. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties, and restrictions on our business. In addition, we could face litigation and reputational damage. Any of these risks could have a material adverse impact on our business, financial condition, liquidity and results of operations.
Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth and the Economy
Because we remain obligated to continue making servicing advances for delinquent loans and loans which are the subject of forbearance plans, in the event of a surge in delinquencies and loans entering forbearance, our advance obligations could exceed our available liquidity sources, which would adversely affect our financial condition and results of operations.
The CARES Act enacted in response to the COVID-19 pandemic allows borrowers affected by COVID-19 to request temporary loan forbearance for federally-backed mortgage loans. In addition, multiple states, agencies and regulators have issued forbearance programs, moratoria of foreclosure and/or eviction and other requirements to assist borrowers enduring financial hardship. In accordance with agency and regulatory requirements, we are offering all eligible borrowers affected by

COVID-19, regardless of whether they are explicitly covered by the CARES Act, a 90-day forbearance plan, which suspends the obligation to pay monthly installments during the term of the forbearance plan. Borrowers will not be required to repay their suspended mortgage payments until after the forbearance period ends and we will not charge late fees or proceed with foreclosure activity during the term of the forbearance period. At the conclusion of the initial 90-day forbearance period, depending on the borrower’s individual situation and applicable regulatory and investor guidelines, we anticipate either extending forbearance or reviewing borrowers for other loss mitigation options, such as repayment plans, payment deferrals, or modifications if their financial hardship persists. The elevated delinquency rate, the surge in loans under forbearance plans, and the moratorium on evictions and foreclosure will reduce our cash inflows as we will not collect, or collect less, servicing fees or ancillary income, such as late fees, from borrowers facing financial hardship.
As servicer, we are required to advance to investors the principal and interest installments not collected from borrowers for those delinquent loans, including those on forbearance. In the normal course of business as servicer or master servicer, we are required to advance P&I and T&I on behalf of the borrower to the investor of the loan, if delinquent or under a forbearance plan. We also advance Corporate advances on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on the investors or guarantor, and vary with respect to the type of advances we are required to make, the circumstances under which we may stop advancing, and the method and timeframe for recovering amounts owed to us. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and Note 20 — Commitments.
We believe, based on current estimates, that we can continue to meet our servicing advance needs by utilizing our existing servicing advance financing facilities and other liquidity sources. However, due to the considerable uncertainty in the current environment relating to the impact of the COVID-19 pandemic, including with respect to the response of the U.S. government, state governments, the GSEs, Ginnie Mae and regulators, and the potential for ongoing disruption in the financial markets and in commercial activity generally, forecasting our liquidity and financial condition is particularly challenging and we cannot assure you that our liquidity resources will continue to be sufficient to meet our servicing advance obligations. If we become unable to comply with our servicing obligations, or if our contractual counterparties dispute our interpretation of our servicing obligations, it could cause us to actually or allegedly default under our servicing agreements, which could potentially cause cross-defaults under our debt financing agreements, and have a material adverse effect on our operating results and financial condition.
Operational Risks and Other Risks Related to our Business
Our shift to remote work arrangements may increase our risks of cybersecurity breaches or system failures, which may interrupt or delay our ability to provide services to our customers, expose our business and our customers to harm and otherwise adversely affect our operations.
Ocwen is currently operating through a secured remote workforce model for approximately 92% of our global workforce, which we believe offers the best protection for our employees and the communities in which they live and provides the best assurance of our continued ability to serve borrowers and investors. However, the shift to “work from home” arrangements brings increased risks from potentially less secure and less private work environments. In addition, increased reliance on remote connections and conferencing technology may increase stress on the systems and processes we rely on to conduct our business, including the programs in place to prevent, detect and respond to cybersecurity incidents. Disruptions and failures of our systems or those of our vendors may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations. If any of the foregoing were to occur, it could have a material adverse effect on our results of operations, financial condition and liquidity.
Risks Relating to Ownership of our Common Stock
If we are unable to regain compliance with NYSE continued listing standards, our common stock could be delisted, which could have significant adverse effects on our operations, liquidity, and the trading market for our common stock.
As previously disclosed, we were notified on April 8, 2020 by the NYSE that we were non-compliant with the NYSE’s continued listing standards because the average closing price of our common stock over the 30 trading-day period ending April 7, 2020 was less than $1.00. If we are not able to regain compliance with the NYSE’s share price standards, which generally require that on the last trading day of any calendar month during a six month cure period, our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month, we will be delisted from the NYSE. On April 21, 2020, the NYSE announced that, due to market-wide declines brought about by the extraordinary circumstances of the COVID-19 pandemic, it would toll until July 1, 2020 the running of cure periods for companies not in compliance with the minimum share price standard. As a result, the remainder of Ocwen’s cure period will be tolled until July 1, 2020 and we must regain compliance with the NYSE’s share price standard by December 17, 2020. The likelihood and nature of any further NYSE relief remain uncertain at this time. If we are unable to achieve an increase in our stock price and our common stock is subsequently delisted, we would experience significant negative impacts, including but not limited to, impairment of our ability to obtain debt or equity financing to support our operations, and our shareholders could experience significant negative impacts, including but not limited to, decreased trading volume and liquidity of our common stock.
If we implement a reverse split of our common stock, it may not result in the benefits we anticipate, and could adversely affect our market capitalization and the liquidity of our common stock.
Our Board of Directors is considering implementing a reverse stock split in a ratio of between one-for-five and one-for-25 and is seeking advisory approval of such a reverse split at our Annual Meeting of shareholders planned for May 27, 2020. If the Board implements such a reverse split, it could potentially increase our stock price and help us regain compliance with NYSE listing standards, but such an outcome is by no means guaranteed. The market price of our common stock is based on a number of factors which may be unrelated to the number of shares outstanding. These factors may include our performance, general economic and market conditions and other factors, many of which are beyond our control. The market price per share may not rise in inverse proportion to the reduction in the number of shares outstanding before the reverse stock split, and any increase in share price may not be maintained. Accordingly, the total market capitalization of our common stock after implementing a reverse stock split may be lower than the total market capitalization before the reverse stock split. Further, there can be no assurance that implementing a reverse stock split would result in a per-share market price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. In addition, the reduced number of shares issued and outstanding after implementation of a reverse stock split could adversely affect the liquidity of our common stock by reducing the number of shares available for trading.

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
Information regarding repurchases of our common stock during the first quarter of 2020 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of a publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
January 1 - January 31	—	$—	—	$5.0	million
February 1 - February 29	—	$—	—	$5.0	million
March 1 - March 31	5,662,257	$0.7933	5,662,257	$0.5	million
Total	5,662,257	$0.7933	5,662,257

(1)	Price paid per share does not reflect payment of commissions totaling $0.1 million.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
4.1
The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1†	Joinder and Second Amendment Agreement, dated as of January 27, 2020, to the Amended and Restated Senior Secured Term Loan Facility Agreement (3)
10.2
Amendment No. 2, dated as of March 11, 2020, to Agreement for the Purchase and Sale of Servicing Rights, dated as of December 28, 2016, between New Residential Mortgage LLC and PHH Mortgage Corporation (filed herewith)

10.3*	Form of 2020 Annual Time-Based Cash Award Agreement (filed herewith)

10.4*	Form of 2020 Annual Performance-Based Cash Award Agreement (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	Management contract or compensatory plan or agreement.

†	Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017.

(2)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.

(3)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on January 27, 2020.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ June C. Campbell

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 8, 2020