Form 10-Q
period 2020-06-30
OCWEN FINANCIAL CORP
filed 2020-08-04
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ____________________ to ____________________
Commission File No. 1-13219
OCWEN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Florida		65-0039856
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1661 Worthington Road, Suite 100		33409
West Palm Beach,	Florida
(Address of principal executive office)		(Zip Code)
(561) 682-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	OCN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 31, 2020: 130,013,696 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan” “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. As a result of the global Coronavirus Disease 2019 (COVID-19) pandemic we are in a period of capital markets volatility and rapidly evolving mortgage lending and servicing ecosystem which have magnified such uncertainties. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed or referenced under Item 1A, Risk Factors and the following:

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

•	uncertainty relating to the size and timing of a potential issuance of new term notes under our OMART advance financing facility;

•	increased servicing costs based on rising borrower delinquency levels or other factors;

•	reduced collection of servicing fees and ancillary income and delayed collection of servicing revenue a result of forbearance plans and moratoria on evictions and foreclosure proceedings;

•	the impact of our planned reverse stock split on our stock price, market capitalization, and the trading market for our common stock;

•	our ability to regain and maintain compliance with the continued listing standards of the New York Stock Exchange;

•	uncertainty related to our ability to execute on our cost re-engineering initiatives and take the other actions we believe are necessary for us to improve our financial performance;

•	uncertainty related to our ability to grow our lending business and increase our lending volumes in a competitive market and uncertain interest rate environment;

•	uncertainty related to our long-term relationship and remaining agreements with New Residential Investment Corp. (NRZ), our largest servicing client;

•
our ability to execute an orderly and timely transfer of responsibilities in connection with the termination by NRZ of our legacy PHH Mortgage Corporation (PMC) subservicing agreement, including our ability to respond to any concerns raised by regulators, lenders and other contractual counterparties in connection with such transfer;

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

•
our reliance on our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, and uncertainty relating to our ability to transition to alternative vendors, if necessary, without incurring significant cost or disruption to our operations;

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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$313,736	$428,339
Restricted cash (amounts related to variable interest entities (VIEs) of $17,373 and $20,434)	63,813	64,001
Mortgage servicing rights (MSRs), at fair value	1,044,914	1,486,395
Advances, net (amounts related to VIEs of $726,856 and $801,990)	901,009	1,056,523
Loans held for sale ($253,037 and $208,752 carried at fair value)	278,517	275,269
Loans held for investment, at fair value (amounts related to VIEs of $11,664 and $23,342)	6,730,656	6,292,938
Receivables, net	247,616	201,220
Premises and equipment, net	29,695	38,274
Other assets ($24,788 and $8,524 carried at fair value) (amounts related to VIEs of $8,301 and $4,078)	700,482	563,240
Total assets	$10,310,438	$10,406,199

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$6,477,616	$6,063,435
Advance match funded liabilities (related to VIEs)	612,650	679,109
Other financing liabilities, at fair value (amounts related to VIEs of $11,664 and $22,002)	594,222	972,595
Other secured borrowings, net (amounts related to VIEs $184,129 and $240,893)	847,331	1,025,791
Senior notes, net	311,484	311,085
Other liabilities ($1,033 and $100 carried at fair value) (amounts related to VIEs of $95 and $144)	1,034,366	942,173
Total liabilities	9,877,669	9,994,188

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 130,008,898 and 134,862,232 shares issued and outstanding at June 30, 2020 and December 31, 2019 respectively	1,300	1,349
Additional paid-in capital	553,934	556,798
Accumulated deficit	(115,039)	(138,542)
Accumulated other comprehensive loss, net of income taxes	(7,426)	(7,594)
Total stockholders’ equity	432,769	412,011
Total liabilities and stockholders’ equity	$10,310,438	$10,406,199

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Servicing and subservicing fees	$175,240	$239,960	$386,723	$496,576
Reverse mortgage revenue, net	13,759	20,493	36,556	52,616
Gain on loans held for sale, net	33,547	8,318	46,878	17,300
Other revenue, net	4,478	5,567	10,709	11,734
Total revenue	227,024	274,338	480,866	578,226

MSR valuation adjustments, net	(23,434)	(147,268)	(197,554)	(256,266)

Operating expenses
Compensation and benefits	65,017	82,283	125,745	176,979
Servicing and origination	17,361	21,510	37,617	50,208
Professional services	23,818	37,136	49,455	40,577
Technology and communications	16,111	20,001	31,304	44,436
Occupancy and equipment	16,136	18,699	28,105	35,288
Other expenses	6,366	4,597	9,797	7,845
Total operating expenses	144,809	184,226	282,023	355,333

Other income (expense)
Interest income	3,566	3,837	8,961	8,395
Interest expense	(26,760)	(28,641)	(56,742)	(55,130)
Pledged MSR liability expense	(41,686)	(2,930)	(48,280)	(46,886)
Other, net	(57)	557	1,271	1,577
Total other expense, net	(64,937)	(27,177)	(94,790)	(92,044)

Loss before income taxes	(6,156)	(84,333)	(93,501)	(125,417)
Income tax (benefit) expense	(8,110)	5,404	(69,966)	8,814
Net income (loss)	$1,954	$(89,737)	$(23,535)	$(134,231)

Earnings (loss) per share
Basic	$0.02	$(0.67)	$(0.18)	$(1.00)
Diluted	$0.02	$(0.67)	$(0.18)	$(1.00)

Weighted average common shares outstanding
Basic	129,769,092	134,465,741	132,313,964	134,193,874
Diluted	129,922,343	134,465,741	132,313,964	134,193,874

Pro forma earnings (loss) per share assuming a one-for-15 reverse stock split (1)
Basic	$0.23	$(10.01)	$(2.67)	$(15.00)
Diluted	$0.23	$(10.01)	$(2.67)	$(15.00)

(1)	See Note 17 – Basic and Diluted Earnings (Loss) per Share regarding the reverse stock split expected to be effective in August 2020.

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,954	$(89,737)	$(23,535)	$(134,231)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income	40	36	76	70
Change in unfunded pension plan obligation liability	46	337	92	674
Other	—	7	—	13
Comprehensive income (loss)	$2,040	$(89,357)	$(23,367)	$(133,474)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Three Months Ended June 30, 2020 and 2019
Balance at March 31, 2020	129,582,259	$1,296	$553,066	$(116,993)	$(7,512)	$429,857
Net income	—	—	—	1,954	—	1,954
Equity-based compensation and other	426,639	4	868	—	—	872
Other comprehensive income, net of income taxes	—	—	—	—	86	86
Balance at June 30, 2020	130,008,898	$1,300	$553,934	$(115,039)	$(7,426)	$432,769

Balance at March 31, 2019	133,946,055	$1,339	$555,046	$(40,911)	$(3,880)	$511,594
Net loss	—	—	—	(89,737)	—	(89,737)
Equity-based compensation and other	649,743	7	650	—	—	657
Other comprehensive income, net of income taxes	—	—	—	—	380	380
Balance at June 30, 2019	134,595,798	$1,346	$555,696	$(130,648)	$(3,500)	$422,894

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Dollars in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
	Shares	Amount
Six Months Ended June 30, 2020 and 2019
Balance at December 31, 2019	134,862,232	$1,349	$556,798	$(138,542)	$(7,594)	$412,011
Net loss	—	—	—	(23,535)	—	(23,535)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13	—	—	—	47,038	—	47,038
Repurchase of common stock	(5,662,257)	(57)	(4,548)	—	—	(4,605)
Equity-based compensation and other	808,923	8	1,684	—	—	1,692
Other comprehensive income, net of income taxes	—	—	—	—	168	168
Balance at June 30, 2020	130,008,898	$1,300	$553,934	$(115,039)	$(7,426)	$432,769

Balance at December 31, 2018	133,912,425	$1,339	$554,056	$3,567	$(4,257)	$554,705
Net loss	—	—	—	(134,231)	—	(134,231)
Cumulative effect of adoption of FASB ASU No. 2016-02	—	—	—	16	—	16
Equity-based compensation and other	683,373	7	1,640	—	—	1,647
Other comprehensive income, net of income taxes	—	—	—	—	757	757
Balance at June 30, 2019	134,595,798	$1,346	$555,696	$(130,648)	$(3,500)	$422,894

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(23,535)	$(134,231)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	197,554	256,266
Gain on sale of MSRs, net	(161)	(869)
Provision for bad debts	11,939	17,158
Depreciation	11,093	19,563
Amortization of debt issuance costs	3,538	1,451
Equity-based compensation expense	1,523	1,664
Gain on valuation of financing liability	(31,716)	(76,981)
Net gain on valuation of loans held for investment and HMBS-related borrowings	(15,351)	(37,201)
Gain on loans held for sale, net	(46,878)	(17,300)
Bargain purchase gain	—	381
Origination and purchase of loans held for sale	(1,949,022)	(501,696)
Proceeds from sale and collections of loans held for sale	1,936,204	513,706
Changes in assets and liabilities:
Decrease in advances, net	144,020	91,679
Decrease in receivables and other assets, net	39,998	79,931
Decrease in other liabilities	(45,533)	(79,753)
Other, net	(8,854)	(4,965)
Net cash provided by operating activities	224,819	128,803

Cash flows from investing activities
Origination of loans held for investment	(568,074)	(427,021)
Principal payments received on loans held for investment	370,114	232,514
Purchase of MSRs	(48,014)	(99,382)
Proceeds from sale of MSRs	—	1,401
Proceeds from sale of advances	443	2,132
Additions to premises and equipment	(2,756)	(1,133)
Proceeds from sale of real estate	4,350	3,166
Proceeds from sale of premises and equipment	674	—
Other, net	(122)	534
Net cash used in investing activities	(243,385)	(287,789)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(66,459)	(106,488)
Proceeds from mortgage loan warehouse facilities and other secured borrowings	2,696,563	1,137,418
Repayment of mortgage loan warehouse facilities and other secured borrowings	(2,808,581)	(1,222,471)
Proceeds from issuance of additional senior secured term loan (SSTL)	—	119,100
Repayment of SSTL borrowings	(131,066)	(12,716)
Payment of debt issuance costs	(7,451)	(1,284)
Proceeds from sale of MSRs accounted for as a financing	—	876
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	590,640	425,106
Repayment of HMBS-related borrowings	(365,233)	(228,015)
Repurchase of common stock	(4,605)	—
Other, net	(33)	(1,118)
Net cash provided by (used in) financing activities	(96,225)	110,408

Net decrease in cash, cash equivalents and restricted cash	(114,791)	(48,578)
Cash, cash equivalents and restricted cash at beginning of year	492,340	397,010
Cash, cash equivalents and restricted cash at end of period	$377,549	$348,432

Supplemental non-cash investing and financing activities:

Deconsolidation of mortgage-backed securitization trusts (VIEs)
Loans held for investment	$(10,715)	$—
Other financing liabilities	(9,519)	—
Derecognition of MSRs and financing liabilities:
MSRs	$(263,344)	$—
Financing liability - MSRs pledged (Rights to MSRs)	(263,344)	—
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	$47,038	$—
Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$2,608	$66,231
Lease liability	2,597	66,247
Transfers of loans held for sale to real estate owned (REO)	$841	$3,153
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sums to the total of the same such amounts reported in the unaudited consolidated statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$313,736	$287,724
Restricted cash and equivalents:
Debt service accounts	18,757	19,588
Other restricted cash	45,056	41,120
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$377,549	$348,432

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation

Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, investors and others through its primary operating subsidiaries, PHH Mortgage Corporation (PMC) and Liberty Home Equity Solutions, Inc. (Liberty). We are headquartered in West Palm Beach, Florida with offices in the United States (U.S.) and the United States Virgin Islands (USVI) and operations in India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
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
We source our servicing portfolio through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the GSE Cash Window programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgages, generally servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. In addition to our originated MSRs, we acquire MSRs through flow purchase agreements, the GSE Cash Window and Co-issue programs and bulk MSR purchases, and we acquire new subservicing through our enterprise sales.
We had a total of approximately 5,500 employees at June 30, 2020 of which approximately 3,500 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, more than 76% were engaged in supporting our loan servicing operations as of June 30, 2020.
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations, and these challenges and uncertainties have been amplified by the Coronavirus Disease 2019 (COVID-19) pandemic. See Note 20 — Commitments relating to our advance obligations in the COVID-19 environment. Historical losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. If we are able to execute on our key business initiatives, we believe we will drive stronger financial performance.
First, we must continue to expand our originations business to replenish and grow our servicing portfolio and mitigate our client concentration risk with NRZ. Second, we must continue to re-engineer our cost structure to maintain an industry competitive cost position. Third, we must manage our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our growth initiatives. To this end, we have engaged bankers to assist us in exploring all strategic options to leverage our proven operating capability in this environment as we seek to fully realize the value of our platform. Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Reclassifications
Certain amounts in the unaudited consolidated balance sheet at December 31, 2019, the unaudited consolidated statement of operations for the three and six months ended June 30, 2019 and the unaudited consolidated statement of cash flows for the six months ended June 30, 2019 have been reclassified to conform to the current period presentation. The reclassifications had no impact on total assets or total liabilities in our unaudited consolidated balance sheets, no impact on net income (loss) or total revenue in our unaudited consolidated statements of operations and no impact on operating, investing and financing cash flows in our unaudited consolidated statements of cash flows.
We now present Reverse mortgage revenue, net as a separate revenue line item on the face of the unaudited consolidated statements of operations to provide a further breakdown of Other revenue, net and provide greater transparency on the performance associated with our portfolio of HECM loans, net of the HMBS-related borrowings that are both measured at fair value, as follows:

		Periods Ended June 30, 2019
Reclassification within the Statement of Operations		Three Months	Six Months
Revenue
From	Gain on loans held for sale, net	$6,757	$15,370
From	Other revenue, net	14,514	38,777
From	Servicing and subservicing fees	(778)	(1,531)
To	Reverse mortgage revenue, net (New line item)	20,493	52,616
Total revenue		—	—

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

•	Within the Cash flows from operating activities section, we reclassified Amortization of debt issuance costs of $1.5 million from Other, net to a new separate line item.

•	Within the Cash flows from operating activities section, we reclassified Gain on loans held for sale, net of $2.6 million related to reverse mortgages to Other, net.

•	Within the Cash flows from investing activities section, we reclassified Proceeds from sale of real estate of $3.2 million from Other, net to a new separate line.
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
Accounting Standards Issued but Not Yet Adopted
Income Taxes: Simplifying the Accounting for Income Taxes (ASU 2019-12)
On December 18, 2019, the FASB issued this ASU to ASC Topic 740, Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include the removal of certain exceptions to the general principles of ASC 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income.
This standard will be effective for us on January 1, 2021. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. If an entity chooses to early adopt, it must adopt all changes as a result of the ASU. We are currently evaluating the effect of this standard.

Note 2 - Cost Re-Engineering Plan

In February 2020, we announced our intention to implement certain cost re-engineering initiatives in 2020 to generate further cost savings. During the second quarter of 2020, we executed some of these cost re-engineering initiatives with the partial abandonment of one of our leased properties and additional severance costs. As a result of these initiatives, we accelerated the depreciation of the related facility lease right of use (ROU) asset and leasehold improvements by $2.9 million in the second quarter of 2020, recorded a $3.2 million facility exit cost liability and recorded a $1.0 million employee severance cost liability.
In February 2019, we announced our intention to execute cost re-engineering opportunities in order to drive stronger financial performance and, in the longer term, simplify our operations. Our cost re-engineering plan extended beyond eliminating redundant costs through the integration process and addressed organizational, process and control redesign and automation, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Costs for this plan included severance, retention and other incentive awards, facilities-related costs and other costs to execute the reorganization. While we continue to pursue additional cost re-engineering initiatives, this $65.0 million cost re-engineering plan announced in February 2019 was completed by December 31, 2019. Our remaining liability at June 30, 2020 is $3.3 million and is included in Other accrued expenses, a component of Other liabilities.
The following table provides a summary of plan costs incurred in 2019:

	Employee-related	Facility-related	Other	Total
First quarter	$20,787	$—	$1,328	$22,115
Second quarter	3,460	3,047	3,619	10,126
Third quarter	7,266	3,596	7,485	18,347
Fourth quarter	4,191	3,490	6,700	14,381
Total costs incurred	$35,704	$10,133	$19,132	$64,969

The above 2019 and 2020 expenses were all incurred within the Corporate Items and Other segment. Employee-related costs and facility-related costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the unaudited consolidated statements of operations. Other costs are primarily reported in Professional services expense and Other expenses.

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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds received from securitizations	$1,071,252	$195,973	$1,891,253	$438,933
Servicing fees collected (1)	10,391	12,826	22,643	28,744
Purchases of previously transferred assets, net of claims reimbursed	(1,669)	(143)	(4,277)	(1,047)
	$1,079,974	$208,656	$1,909,619	$466,630

(1)
We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.

In connection with these transfers, we retained MSRs of $9.1 million and $15.7 million, and $0.8 million and $1.6 million, during the three and six months ended June 30, 2020 and 2019, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	June 30, 2020	December 31, 2019
Carrying value of assets
MSRs, at fair value	$104,967	$109,581
Advances	167,262	141,829
UPB of loans transferred	17,531,932	14,490,984
Maximum exposure to loss	$17,804,161	$14,742,394

At June 30, 2020 and December 31, 2019, 9.3% and 7.7%, respectively, of the transferred residential loans that we service were 60 days or more past due.

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
Financings of Advances using SPEs
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
MSR Financings using SPEs
On July 1, 2019, we entered into a $300.0 million financing facility with a third-party secured by certain Fannie Mae and Freddie Mac MSRs (Agency MSRs). Two SPEs (trusts) were established in connection with this facility. On July 1, 2019, we entered into an MSR Excess Spread Participation Agreement under which we created a 100% participation interest in the portfolio excess servicing fees, pursuant to which the holder of the participation interest is entitled to receive certain funds collected on the related portfolio of mortgage loans (other than ancillary income and advance reimbursement amounts) with respect to such Portfolio Excess Servicing Fees. This participation interest has been contributed to the trusts. On May 7, 2020 we renewed the facility through June 30, 2021 and reduced the borrowing capacity from $300.0 million to $250.0 million. We pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility.
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

The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	June 30, 2020	December 31, 2019
MSRs pledged (MSRs, at fair value)	$192,904	$245,533
Unamortized debt issuance costs (Other assets)	2,270	946
Debt service account (Restricted cash)	101	100
Outstanding borrowings (Other secured borrowings, net)	105,070	147,706

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
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	June 30, 2020	December 31, 2019
MSRs pledged (MSRs, at fair value)	$135,672	$146,215
Debt service account (Restricted cash)	2,529	3,002
Outstanding borrowings (Other secured borrowings, net)	80,138	94,395
Unamortized debt issuance costs (Other secured borrowings, net)	(1,080)	(1,208)

Mortgage-Backed Securitizations
The table below presents the carrying value and classification of the assets and liabilities of consolidated mortgage-backed securitization trusts included in our unaudited consolidated balance sheets as a result of residual securities we acquired which were issued by the trusts.

	June 30, 2020	December 31, 2019
Loans held for investment, at fair value - Restricted for securitization investors	$11,664	$23,342
Financing liability - Owed to securitization investors, at fair value	11,664	22,002

We concluded we are the primary beneficiary of certain residential mortgage-backed securitizations as a result of beneficial interests consisting of residual securities, which expose us to the expected losses and residual returns of the trust, and our role as master servicer, where we have the ability to direct the activities that most significantly impact the performance of the trust.
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
Holders of the debt issued by the consolidated securitization trust entities have recourse only to the assets of the SPE for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Our exposure to loss as a result of our continuing involvement is limited to the carrying values of our investments in the residual securities of the trusts, our MSRs and related advances.
In June 2020, we sold beneficial interests consisting of residual securities with a fair value of $1.2 million that we held in one of two consolidated securitization trusts. Effective with the sale, Ocwen deconsolidated the trust as it is no longer the primary beneficiary and recognized a gain of $26 thousand.

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		June 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (f)	3, 2	$253,037	$253,037	$208,752	$208,752
Loans held for sale, at lower of cost or fair value (b)	3	25,480	25,480	66,517	66,517
Total Loans held for sale		$278,517	$278,517	$275,269	$275,269

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$6,718,992	$6,718,992	$6,269,596	$6,269,596
Loans held for investment - Restricted for securitization investors (a)	3	11,664	11,664	23,342	23,342
Total loans held for investment		$6,730,656	$6,730,656	$6,292,938	$6,292,938

Advances, net (c)	3	$901,009	$901,009	$1,056,523	$1,056,523
Receivables, net (c)	3	247,616	247,616	201,220	201,220
Mortgage-backed securities (a)	3	1,726	1,726	2,075	2,075
Corporate bonds (a)	2	211	211	441	441

Financial liabilities:
Advance match funded liabilities (c)	3	$612,650	$617,950	$679,109	$679,507
Financing liabilities:
HMBS-related borrowings (a)	3	$6,477,616	$6,477,616	$6,063,435	$6,063,435
Financing liability - MSRs pledged (Rights to MSRs) (a) (e)	3	582,558	582,558	950,593	950,593
Financing liability - Owed to securitization investors (a)	3	11,664	11,664	22,002	22,002
Total Financing liabilities		$7,071,838	$7,071,838	$7,036,030	$7,036,030
Other secured borrowings:
Senior secured term loan (c) (d)	2	$187,986	$172,121	$322,758	$324,643
Other (c)	3	659,345	629,305	703,033	686,146
Total Other secured borrowings		$847,331	$801,426	$1,025,791	$1,010,789

Senior notes:
Senior unsecured notes (c) (d)	2	$21,205	$12,765	$21,046	$13,821
Senior secured notes (c) (d)	2	290,279	222,276	290,039	256,201
Total Senior notes		$311,484	$235,041	$311,085	$270,022

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a) (g)	3, 2	$17,818	$17,818	$4,878	$4,878
Forward trades - Loans held for sale (a)	1	(1,017)	(1,017)	(92)	(92)
TBA / Forward mortgage-backed securities (MBS) trades and futures - MSR hedging (a)	1	5,019	5,019	1,121	1,121

MSRs (a) (e)	3	$1,044,914	$1,044,914	$1,486,395	$1,486,395

(a)	Measured at fair value on a recurring basis.

(b)	Measured at fair value on a non-recurring basis.

(c)	Disclosed, but not measured, at fair value.

(d)	The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.

(e)
A rollforward of the beginning and ending balances of MSRs and Financing liability - MSRs pledged that we measure at fair value on a recurring basis is provided in Note 7 – Mortgage Servicing and Note 8 — Rights to MSRs, respectively.

(f)
Loans repurchased from Ginnie Mae securitizations with a fair value of $26.0 million at June 30, 2020 are classified as Level 3. The remaining balance of loans held for sale at fair value at June 30, 2020 is classified as Level 2. The entire balance of Loans held for sale at fair value at December 31, 2019 was classified as Level 2.

(g)	Level 3 at June 30, 2020 and Level 2 at December 31, 2019.

The following tables present a rollforward of the beginning and ending balances of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended June 30, 2020
Beginning balance	$6,568,821	$(6,323,091)	$22,561	$(21,365)	$25,582	$1,670	$10,478
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	58,510	—	—
Issuances	273,142	(278,391)	—	—	—	—	69,504
Deconsolidation of mortgage-backed securitization trusts	—	—	(10,715)	9,519	—	—	—
Sales	—	—	—	—	(58,550)	—	—
Settlements	(195,019)	192,804	(182)	326	(426)	—	(62,323)
Transfers (to) from:
Loans held for sale, at fair value	(541)	—	—	—	—	—	—
Other assets	(100)	—	—	—	—	—	—
Receivables, net	(157)	—	—	—	(270)	—	—
	77,325	(85,587)	(10,897)	9,845	(736)	—	7,181
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value	72,846	(68,938)	—	(144)	1,104	56	159
Calls and other	—	—	—	—	—	—	—
Included in Other comprehensive income	—	—	—	—	—	—	—
	72,846	(68,938)	—	(144)	1,104	56	159
Transfers in and / or out of Level 3	—	—	—	—	—	—	—
Ending balance	$6,718,992	$(6,477,616)	$11,664	$(11,664)	$25,950	$1,726	$17,818

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securit - ization Investors	Mortgage-Backed Securities	Derivatives - Interest Rate Caps
Three months ended June 30, 2019
Beginning balance	$5,726,917	$(5,614,688)	$26,237	$(24,562)	$1,786	$276
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	217,757	(214,543)	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(127,884)	125,626	(913)	865	—	—
Transfers (to) from:
Loans held for sale, at fair value	(488)	—	—	—	—	—
Other assets	(36)	—	—	—	—	—
Receivables, net	(45)	—	—	—	—	—
	89,304	(88,917)	(913)	865	—	—
Total realized and unrealized gains (losses)
Included in earnings:
Change in fair value	56,186	(41,778)	—	—	228	(229)
Calls and other	—	—	—	—	—	—
Included in Other comprehensive income	—	—	—	—	—	—
	56,186	(41,778)	—	—	228	(229)
Transfers in and / or out of Level 3	—	—	—	—	—	—
Ending balance	$5,872,407	$(5,745,383)	$25,324	$(23,697)	$2,014	$47

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securiti- zation Investors	Loans Held for Sale - Fair Value	Mortgage-backed Securities	IRLCs
Six Months Ended June 30, 2020
Beginning balance	$6,269,596	$(6,063,434)	$23,342	$(22,002)	$—	$2,075	$—
Cumulative effect of fair value election	47,038	—	—	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	58,510	—	—
Issuances	568,074	(590,640)	—	—	—	—	69,504
Deconsolidation of mortgage-backed securitization trusts	—	—	(10,715)	9,519		—	—
Sales	—	—	—	—	(58,550)	—	—
Settlements	(370,114)	365,233	(963)	963	(426)	—	(62,323)
Transfers (to) from:
Loans held for sale, at fair value	(1,119)	—	—	—	—	—	—
Other assets	(365)	—	—	—	—	—	—
Receivables, net	(286)	—	—	—	(270)	—	—
	243,228	(225,407)	(11,678)	10,482	(736)	—	7,181
Total realized and unrealized gains (losses) included in earnings
Included in earnings:
Change in fair value	206,168	(188,775)	—	(144)	1,104	(349)	159
Calls and other	—	—	—	—	—	—	—
	206,168	(188,775)	—	(144)	1,104	(349)	159
Transfers in and / or out of Level 3	—	—	—	—	25,582	—	10,478
Ending balance	$6,718,992	$(6,477,616)	$11,664	$(11,664)	$25,950	$1,726	$17,818

	Loans Held for Investment - Reverse Mortgages	HMBS-Related Borrowings	Loans Held for Inv. - Restricted for Securitiza- tion Investors	Financing Liability - Owed to Securiti- zation Investors	Mortgage-backed Securities	Derivatives
Six Months Ended June 30, 2019
Beginning balance	$5,472,199	$(5,380,448)	$26,520	$(24,815)	$1,502	$678
Purchases, issuances, sales and settlements
Purchases	—	—	—	—	—	—
Issuances	427,021	(425,106)	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(232,514)	228,015	(1,196)	1,118	—	—
Transfers (to) from:
Loans held for sale, at fair value	(884)	—	—	—	—	—
Other assets	(155)	—	—	—	—	—
Receivables, net	(113)	—	—	—	—	—
	193,355	(197,091)	(1,196)	1,118	—	—
Total realized and unrealized gains (losses) included in earnings
Included in earnings:
Change in fair value	206,853	(167,844)	—	—	512	(631)
Calls and other	—	—	—	—	—	—
	206,853	(167,844)	—	—	512	(631)
Transfers in and / or out of Level 3	—	—			—	—
Ending balance	$5,872,407	$(5,745,383)	$25,324	$(23,697)	$2,014	$47

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
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic early buyouts (EBO) and loan resolution activity as part of our contractual obligations as the servicer of the loans. On January 1, 2020, we elected to classify any repurchased loans on or after January 1, 2020 as loans held for sale at fair value. Modified and EBO loans purchased before January 1, 2020 are classified as loans held for sale at the lower of cost or fair value. We expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations (in the case of modified loans) or sell the loans to a private investor (in the case of EBO loans). The fair value of these loans was estimated using published forward Ginnie Mae prices or existing sale contracts at December 31, 2019. At March 31, 2020 and June 30, 2020, as a result of the volatility of capital markets due to the COVID-19 pandemic, loans with a fair value of $26.0 million required the use of significant unobservable inputs, including the assumptions of the embedded MSR, margin and yield, and were classified as Level 3.
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

Significant valuation assumptions	June 30, 2020	December 31, 2019
Life in years
Range	0.6 to 8.4	2.4 to 7.8
Weighted average	6.5	6.0
Conditional repayment rate
Range	8.2% to 29.3%	7.8% to 28.3%
Weighted average	13.3%	14.6%
Discount rate	1.8%	2.8%

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

Significant valuation assumptions	June 30, 2020		December 31, 2019
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	15.7%	11.8%	11.7%	12.2%
Weighted average delinquency rate	5.1%	28.1%	3.2%	27.3%
Advance financing cost	5-year swap	5-yr swap plus 2.00%	5-year swap	5-yr swap plus 2.00%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.5%	11.4%	9.3%	11.3%
Weighted average cost to service (in dollars)	$100	$273	$85	$277

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of June 30, 2020 given hypothetical shifts in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(86,826)	$(165,611)
Weighted average discount rate	(33,066)	(64,206)

The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at June 30, 2020 are increased prepayment speeds and an increase in the yield assumption.
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

Significant valuation assumptions	June 30, 2020	December 31, 2019
Life in years
Range	0.6 to 8.4	2.4 to 7.8
Weighted average	6.5	6.0
Conditional repayment rate
Range	8.2% to 29.3%	7.8% to 28.3%
Weighted average	13.3%	14.6%
Discount rate	1.7%	2.7%

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

Significant valuation assumptions	June 30, 2020	December 31, 2019
Weighted average prepayment speed	11.9%	11.9%
Weighted average delinquency rate	29.7%	20.3%
Advance financing cost	5-year swap plus 0% to 2.00%	5-year swap plus 0% to 2.00%
Interest rate for computing float earnings	5-year swap minus 0% to 0.50%	5-year swap minus 0% to 0.50%
Weighted average discount rate	11.5%	10.7%
Weighted average cost to service (in dollars)	$288	$223

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
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant (locked pipeline), whereby the interest rate is set prior to funding. As of December 31, 2019, IRLCs were classified within Level 2 of the valuation hierarchy as the primary component of the price was obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors. As of June 30, 2020, IRLCs are classified as Level 3 assets as historical fallout rates required significant unobservable adjustments to account for the COVID-19 uncertainties.
We use derivative instruments, including forward trades of MBS or Agency TBAs and exchange-traded interest rate swap futures, as economic hedging instruments. TBAs and interest rate swap futures are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month or three-month Eurodollar rate (1ML or 3ML, respectively) interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

Note 5 – Loans Held for Sale

Loans Held for Sale - Fair Value	Six Months Ended June 30,
	2020	2019
Beginning balance	$208,752	$176,525
Originations and purchases (1)	1,949,022	370,207
Proceeds from sales	(1,872,776)	(405,999)
Principal collections	(15,758)	(11,046)
Transfers from (to):
Loans held for investment, at fair value	1,119	884
Loans held for sale - Lower of cost or fair value	—	(2,866)
Receivables, net	(48,226)	(746)
REO (Other assets)	(841)	(866)
Gain on sale of loans	28,253	18,148
Decrease in fair value of loans	(2,295)	(292)
Other	5,787	(8,258)
Ending balance (1) (2) (3)	$253,037	$135,691

(1)	We elected the fair value option for all newly repurchased loans after December 31, 2019, consistent with our fair value election of originated loans.

(2)	At June 30, 2020 and 2019, the balances include $(10.1) million and $(7.5) million, respectively, of fair value adjustments.

(3)
At June 30, 2020 and 2019, the balances include $26.0 million and zero, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to Receivables.

Loans Held for Sale - Lower of Cost or Fair Value	Six Months Ended June 30,
	2020	2019
Beginning balance	$66,517	$66,097
Purchases	—	131,489
Proceeds from sales	(46,865)	(92,478)
Principal collections	(805)	(4,183)
Transfers from (to):
Receivables, net	61	(53,657)
REO (Other assets)	—	(2,287)
Loans held for sale - Fair value	—	2,866
Gain on sale of loans	1,615	1,815
Decrease in valuation allowance	243	1,512
Other	4,714	9,206
Ending balance (1)	$25,480	$60,380

(1)
At June 30, 2020 and 2019, the balances include $15.4 million and $34.9 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. Loans repurchased after December 31, 2019 are classified as Loans Held for Sale - Fair Value since we elected the fair value option, consistent with our fair value election for originated or purchased loans.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$6,781	$10,863	$6,643	$11,569
Provision	559	394	1,129	1,036
Transfer from Liability for indemnification obligations (Other liabilities)	50	7	75	74
Sales of loans	(990)	(1,207)	(1,447)	(2,622)
Ending balance	$6,400	$10,057	$6,400	$10,057

Gain on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$9,128	$816	$15,689	$1,644
Gain on sale of repurchased Ginnie Mae loans	4,531	1,252	6,373	1,790
Gain on sale of forward mortgage loans	16,886	6,762	23,304	17,206
	30,545	8,830	45,366	20,640
Change in fair value of IRLCs	6,334	45	12,048	(296)
Change in fair value of loans held for sale	147	468	306	326
Loss on economic hedge instruments	(3,128)	(968)	(10,320)	(3,238)
Other	(351)	(57)	(522)	(132)
	$33,547	$8,318	$46,878	$17,300

Note 6 – Advances

	June 30, 2020	December 31, 2019
Principal and interest	$336,783	$414,846
Taxes and insurance	356,092	422,383
Foreclosures, bankruptcy, REO and other	215,954	229,219
	908,829	1,066,448
Allowance for losses	(7,820)	(9,925)
Advances, net	$901,009	$1,056,523

The following table summarizes the activity in net advances:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$1,056,523	$1,186,676
Asset acquisitions	—	688
New advances	469,028	254,000
Sales of advances	(454)	(707)
Collections of advances and other	(626,193)	(331,764)
Net decrease (increase) in allowance for losses (1)	2,105	(4,394)
Ending balance	$901,009	$1,104,499

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

Allowance for Losses	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$7,373	$23,135	$9,925	$23,259
Provision	4,532	2,041	3,771	3,803
Net charge-offs and other	(4,085)	2,477	(5,876)	591
Ending balance (1)	$7,820	$27,653	$7,820	$27,653

(1)	$18.0 million allowance related to sold advances was reclassified in the third quarter of 2019 and presented as Other liabilities (Liability for indemnification obligations).

Note 7 – Mortgage Servicing

During each period, we remeasure our MSR at fair value, which contemplates the receipt or nonreceipt of the servicing income for that period. The servicing income, including expectations of future servicing cash flows, are inputs for the measurement of the MSR fair value. The net result on the statement of operations is that we record the contractual cash received in each period as revenue within Servicing and subservicing fees, partially offset by the remeasurement of the MSR fair value within MSR valuation adjustments, net.

MSRs – Fair Value Measurement Method	Three Months Ended June 30,
	2020			2019
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$294,227	$756,001	$1,050,228	$825,692	$574,499	$1,400,191
Sales and other transfers	—	(51)	(51)	406	(409)	(3)
Additions:
Recognized on the sale of residential mortgage loans	9,128	—	9,128	1,188	—	1,188
Purchase of MSRs	15,255	—	15,255	59,892	87	59,979
Servicing transfers and adjustments (1)	11	1,296	1,307	—	(1,454)	(1,454)
Changes in fair value (2):
Changes in valuation inputs or other assumptions	3,711	(3,462)	249	(107,559)	12,739	(94,820)
Realization of expected future cash flows and other changes	(17,247)	(13,955)	(31,202)	(33,884)	(18,564)	(52,448)
Ending balance	$305,085	$739,829	$1,044,914	$745,735	$566,898	$1,312,633

MSRs – Fair Value Measurement Method	Six months ended June 30,
	2020			2019
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$714,006	$772,389	$1,486,395	$865,587	$591,562	$1,457,149
Sales and other transfers	—	(107)	(107)	(29)	(541)	(570)
Additions:
Recognized on the sale of residential mortgage loans	15,689	—	15,689	2,698	—	2,698
Purchase of MSRs	46,745	—	46,745	114,302	87	114,389
Servicing transfers and adjustments (1)	(263,846)	403	(263,443)	—	(4,767)	(4,767)
Changes in fair value (2):
Changes in valuation inputs or other assumptions	(163,425)	6,930	(156,495)	(171,676)	12,583	(159,093)
Realization of expected future cash flows and other changes	(44,084)	(39,786)	(83,870)	(65,147)	(32,026)	(97,173)
Ending balance	$305,085	$739,829	$1,044,914	$745,735	$566,898	$1,312,633

(1)
Servicing transfers and adjustments include a $263.7 million derecognition of MSRs/Rights to MSRs effective with the February 20, 2020 notice of termination of the subservicing agreement between NRZ and PMC. See Note 8 — Rights to MSRs for further information.

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

	UPB at
	June 30, 2020	December 31, 2019	June 30, 2019
Servicing	$70,463,896	$70,428,208	$74,320,255
Reverse mortgage loan servicing (1)	6,521,219	6,229,724	5,820,873
Subservicing	20,007,180	17,120,905	27,432,019
NRZ (2) (3)	109,020,760	118,587,594	121,709,898
	$206,013,055	$212,366,431	$229,283,045

(1)
Reverse mortgage loans are reported on our unaudited consolidated balance sheets at fair value and are classified as loans held for investment. No separate MSRs are recognized in our unaudited consolidated balance sheets.

(2)
UPB of loans for which the Rights to MSRs have been sold to NRZ, including $54.0 billion for which third-party consents have been received and the MSRs have been transferred to NRZ (the MSRs remain on balance sheet as the transactions do not achieve sale accounting treatment).

(3)
Includes $37.1 billion of servicing UPB at June 30, 2020 pursuant to the subservicing agreement between NRZ and PMC for which we received a notice of termination from NRZ on February 20, 2020. While the MSRs and the Rights to MSRs associated with these loans are derecognized from our consolidated balance sheet, we continue to service these loans until deboarding. See Note 8 — Rights to MSRs.

We acquired MSRs with a UPB of $5.7 billion and $10.8 billion during the six months ended June 30, 2020 and 2019, respectively. We sold MSRs with a UPB of $41.7 million and $100.1 million during the six months ended June 30, 2020 and 2019, respectively.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. We have not had any terminations as servicer as a result of a breach of any of these provisions in 2020 and 2019.
At June 30, 2020, the S&P Global Ratings, Inc.’s (S&P’s) servicer ratings outlook for PMC is stable. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. Downgrades in servicer ratings could adversely affect our ability to service loans, sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. As a result of our current servicer ratings, termination rights have been triggered in some non-Agency servicing agreements. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.

Servicing Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loan servicing and subservicing fees
Servicing	$52,336	$55,387	$107,745	$108,569
Subservicing	10,630	4,203	15,820	10,410
NRZ	88,405	141,091	208,073	296,938
	151,371	200,681	331,638	415,917
Late charges	12,672	13,242	27,311	28,682
Custodial accounts (float earnings)	1,590	13,341	7,731	25,275
Loan collection fees	2,744	3,401	7,000	7,750
Home Affordable Modification Program (HAMP) fees (1)	20	1,565	428	3,342
Other, net	6,843	7,730	12,615	15,610
	$175,240	$239,960	$386,723	$496,576

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

Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.9 billion, $1.7 billion and $2.0 billion at June 30, 2020, December 31, 2019 and June 30, 2019, respectively.

Note 8 — Rights to MSRs

Ocwen and PMC have entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. In the case of Ocwen Rights to MSRs transactions, while the majority of the risks and rewards of ownership were transferred in 2012 and 2013, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. In the case of the PMC transactions, and for those Ocwen MSRs where consents were subsequently received and legal title was transferred to NRZ, due to the length of the non-cancellable term of the subservicing agreements, the transactions did not initially qualify for sale accounting treatment which resulted in such transactions being accounted for as secured financings. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and related financing liability on our consolidated balance sheets, as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our unaudited consolidated statements of operations. Changes in fair value of the Rights to MSRs are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations. Changes in fair value of the MSR related financing liability are reported in Pledged MSR liability expense.

The following tables present selected assets and liabilities recorded on our unaudited consolidated balance sheets as well as the impacts to our unaudited consolidated statements of operations in connection with our NRZ agreements.

Balance Sheets	June 30, 2020	December 31, 2019
MSRs, at fair value (1)	$582,558	$915,148

Due from NRZ (Receivables)
Sales and transfers of MSRs (2)	$—	$24,167
Subservicing fees and reimbursable expenses	1,160	9,197
	$1,160	$33,364

Due to NRZ (Other liabilities)	$106,295	$63,596

Financing liability - MSRs pledged, at fair value
Original Rights to MSRs Agreements	$582,558	$603,046
2017 Agreements and New RMSR Agreements (3)	—	35,445
PMC MSR Agreements (1)	—	312,102
	$582,558	$950,593

(1)
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements. While the MSRs and the Rights to MSRs associated with these loans are derecognized from our balance sheet at June 30, 2020, we continue to service these loans until deboarding, and account for them as a subservicing relationship.

(2)
Balance represents the holdback of proceeds from PMC MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. These sales were executed by PMC prior to Ocwen’s acquisition of PHH.

(3)	Income was recognized through April 30, 2020 as a reduction in the financing liability based on the term of the original agreements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statements of Operations
Servicing fees collected on behalf of NRZ (1)	$88,405	$141,091	$208,073	$296,938
Less: Subservicing fee retained by Ocwen (1)	25,523	35,905	54,855	73,312
Net servicing fees remitted to NRZ	62,882	105,186	153,218	223,626

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	1,019	(1,671)	(8,101)	(1,550)
2017 Agreements and New RMSR Agreements	—	4,634	(903)	(2,346)
PMC MSR Agreements (1)	—	47,782	40,720	80,878
	1,019	50,745	31,716	76,982
Runoff and settlement:
Original Rights to MSRs Agreements	8,128	11,412	25,921	20,447
2017 Agreements and New RMSR Agreements	9,979	26,062	35,121	49,382
PMC MSR Agreements (1)	—	15,814	7,492	33,588
	18,107	53,288	68,534	103,417

Other	2,070	(1,777)	4,688	(3,659)

Pledged MSR liability expense	$41,686	$2,930	$48,280	$46,886

(1)
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements. As the MSRs and the Rights to MSRs associated with these loans were derecognized from our consolidated balance sheet on February 20, 2020, we do not report the associated servicing fees collected on behalf of, and remitted to NRZ, or the change in fair value, runoff and settlement of the financing liability subsequent to February 20, 2020.

	Three Months Ended June 30, 2020
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$591,705	$9,979	$—	$601,684
Changes in fair value:
Original Rights to MSRs Agreements	(1,019)	—	—	(1,019)
2017 Agreements and New RMSR Agreements	—	—	—	—
PMC MSR Agreements	—	—	—	—
Runoff and settlement:
Original Rights to MSRs Agreements	(8,128)	—	—	(8,128)
2017 Agreements and New RMSR Agreements	—	(9,979)	—	(9,979)
PMC MSR Agreements	—	—	—	—
Balance at June 30, 2020	$582,558	$—	$—	$582,558

	Three Months Ended June 30, 2019
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$424,086	$119,932	$407,198	$951,216
Additions	—	—	299	299
Changes in fair value:
Original Rights to MSRs Agreements	1,671	—	—	1,671
2017 Agreements and New RMSR Agreements	—	(4,634)	—	(4,634)
PMC MSR Agreements	—	—	(47,782)	(47,782)
Runoff and settlement:
Original Rights to MSRs Agreements	(11,412)	—	—	(11,412)
2017 Agreements and New RMSR Agreements	—	(26,062)	—	(26,062)
PMC MSR Agreements	—	—	(15,814)	(15,814)
Calls (1):
Original Rights to MSRs Agreements	(1,436)	—	—	(1,436)
2017 Agreements and New RMSR Agreements	—	(1,133)	—	(1,133)
Balance at June 30, 2019	$412,909	$88,103	$343,901	$844,913

	Six Months Ended June 30, 2020
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$603,046	$35,445	$312,102	$950,593
Sales	—	—	(226)	(226)
Changes in fair value:
Original Rights to MSRs Agreements	8,101	—	—	8,101
2017 Agreements and New RMSR Agreements	—	903	—	903
PMC MSR Agreements	—	—	(40,720)	(40,720)
Runoff and settlement:
Original Rights to MSRs Agreements	(25,921)	—	—	(25,921)
2017 Agreements and New RMSR Agreements	—	(35,121)	—	(35,121)
PMC MSR Agreements	—	—	(7,492)	(7,492)
Derecognition of Pledged MSR financing liability due to termination of PMC MSR Agreements	—	—	(263,664)	(263,664)
Calls (1):
Original Rights to MSRs Agreements	(2,668)	—	—	(2,668)
2017 Agreements and New RMSR Agreements	—	(1,227)	—	(1,227)
Balance at June 30, 2020	$582,558	$—	$—	$582,558

	Six Months Ended June 30, 2019
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$436,511	$138,854	$457,491	$1,032,856
Purchases	—	—	876	876
Changes in fair value:
Original Rights to MSRs Agreements	1,550	—	—	1,550
2017 Agreements and New RMSR Agreements	—	2,346	—	2,346
PHH MSR Agreements	—	—	(80,878)	(80,878)
Runoff and settlement:
Original Rights to MSRs Agreements	(20,447)	—	—	(20,447)
2017 Agreements and New RMSR Agreements	—	(49,382)	—	(49,382)
PHH MSR Agreements	—	—	(33,588)	(33,588)
Calls (1):
Original Rights to MSRs Agreements	(4,705)	—	—	(4,705)
2017 Agreements and New RMSR Agreements	—	(3,715)	—	(3,715)
Balance at June 30, 2019	$412,909	$88,103	$343,901	$844,913

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
Ocwen received lump-sum cash payments of $54.6 million and $279.6 million in September 2017 and January 2018 in accordance with the terms of the 2017 Agreements and New RMSR Agreements, respectively. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expected to receive under the 2017 Agreements and the New RMSR Agreements. We recognized the cash received as a financing liability that we accounted for at fair value through the term of the original agreements (April 2020). Changes in fair value were recognized in Pledged MSR liability expense in the unaudited consolidated statements of operations.
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
As of June 30, 2020, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $71.4 billion, including $17.4 billion for which title has not transferred to NRZ. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $17.4 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.

In addition, as noted above, during the Initial Term, NRZ has the right to terminate the $17.4 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
PMC Transactions
On December 28, 2016, PMC entered into an agreement to sell substantially all of its MSRs, and the related servicing advances, to NRM (the 2016 PMC Sale Agreement). In connection with this agreement, on December 28, 2016, PMC also entered into a subservicing agreement with NRZ which was subsequently amended and restated as of March 29, 2019 (together with the 2016 PMC Sale Agreement, the PMC MSR Agreements). The PMC subservicing agreement had an initial term of three years from the initial transaction date of June 16, 2017, subject to certain transfer and termination provisions. The MSR sale transaction did not originally achieve sale accounting treatment.
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements, which accounted for $37.1 billion loan UPB, or 285,237 loans at June 30, 2020. In connection with the termination, we are entitled to loan deboarding fees from NRZ. Loan deboarding is under discussion with NRZ and is currently planned for September and October 2020, though is subject to various requirements that may delay the process. This termination is for convenience and not for cause. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs associated with the $37.1 billion loan UPB were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We continue to service these loans until deboarding, and account for them as a subservicing relationship. Accordingly, we recognize subservicing fees associated with the subservicing agreement subsequent to February 20, 2020 and do not report any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter.

Note 9 – Receivables

	June 30, 2020	December 31, 2019
Servicing-related receivables:
Government-insured loan claims	$123,781	$122,557
Sales and transfers of MSRs - Due from NRZ	—	24,167
Subservicing fees and reimbursable expenses - Due from NRZ	1,160	9,197
Reimbursable expenses	6,925	13,052
Due from custodial accounts	18,511	27,175
Other	2,475	4,970
	152,852	201,118
Income taxes receivable (1)	110,142	37,888
Other receivables	39,004	20,086
	301,998	259,092
Allowance for losses	(54,382)	(57,872)
	$247,616	$201,220

(1)	See Note 16 – Income Taxes

At June 30, 2020 and December 31, 2019, the allowance for losses related to receivables of our Servicing business. The allowance for losses related to defaulted FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations and not subsequently sold to third-party investors (government-insured loan claims) was $53.3 million and $56.9 million at June 30, 2020 and December 31, 2019, respectively. The government-insured loan claims are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance (1)	$58,103	$51,280	$56,868	$52,497
Provision	2,122	4,561	7,194	11,806
Charge-offs and other, net	(6,915)	(5,330)	(10,752)	(13,792)
Ending balance	$53,310	$50,511	$53,310	$50,511

(1)	The adoption of ASU 2016-13 did not result in any significant change to the allowance for losses related to receivables as of January 1, 2020.

Note 10 – Other Assets

	June 30, 2020	December 31, 2019
Contingent loan repurchase asset	$614,447	$492,900
Derivatives, at fair value	22,852	6,007
Prepaid expenses	17,692	21,996
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Prepaid lender fees, net	13,214	8,647
REO	7,469	8,556
Security deposits	2,141	2,163
Deferred tax asset, net	1,742	2,169
Mortgage backed securities, at fair value	1,726	2,075
Interest-earning time deposits	369	390
Other	3,657	3,164
	$700,482	$563,240

Note 11 – Borrowings

Advance Match Funded Liabilities				June 30, 2020		December 31, 2019
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Available Borrowing Capacity (2)	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate (3)	Balance
Advance Financing Facilities:
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2051	Jun. 2021	$370,802	4.61%	$129,198	3.36%	$190,555
Advance Receivables Backed Notes, Series 2019-T1 (4)	Aug. 2050	Aug. 2020	—	2.62	185,000	2.62	185,000
Advance Receivables Backed Notes, Series 2019-T2 (4)	Aug. 2051	Aug. 2021	—	2.53	285,000	2.53	285,000
Total Ocwen Master Advance Receivables Trust (OMART)			370,802	3.01	599,198	2.79	660,555
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Jun. 2051	Jun. 2021	56,548	3.60	13,452	3.53	18,554
			$427,350	3.02%	$612,650	2.81%	$679,109

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

(2)
Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At June 30, 2020, none of the available borrowing capacity of our advance financing notes could be used based on the amount of eligible collateral.

(3)
On May 7, 2020, we renewed this facility through June 30, 2021, and increased the total borrowing capacity of the Series 2015-VF5 variable notes from $200.0 million to $500.0 million, with interest computed based on the lender’s cost of funds plus a margin of 400 bps.

(4)
On August 14, 2019, we issued two fixed-rate term notes of $185.0 million (Series 2019 T-1) and $285.0 million (Series 2019-T2) with amortization dates of August 17, 2020 and August 16, 2021, respectively, for a total combined borrowing capacity of $470.0 million. The weighted average rate of the notes is 2.57% with rates on the individual classes of notes ranging from 2.42% to 4.44%.

(5)
On May 7, 2020, we renewed this facility through June 30, 2021 and increased the borrowing capacity from $60.0 million to $70.0 million with interest computed based on the lender’s cost of funds plus a margin of 300 bps.

Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. As of June 30, 2020, we were the servicer of Rights to MSRs sold to NRZ pertaining to $17.4 billion in UPB, which excludes those Rights to MSRs where legal title has transferred to NRZ. NRZ’s associated outstanding servicing advances were approximately $637.1 million and $704.2 million as of June 30, 2020 and December 31, 2019, respectively. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. If NRZ were unable to meet its advance funding obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs for which legal title has not transferred, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing business. See Note 8 — Rights to MSRs for additional information.
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

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	June 30, 2020	December 31, 2019
HMBS-Related Borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$6,477,616	$6,063,435
Other Financing Liabilities
MSRs pledged (Rights to MSRs), at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	582,558	603,046
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	—	35,445
PMC MSR Agreements	MSRs	(4)	(4)	—	312,102
				582,558	950,593

Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (5)	Loans held for investment	(5)	(5)	—	9,794
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (5)	Loans held for investment	(5)	(5)	11,664	12,208
				11,664	22,002
Total Other Financing Liabilities				594,222	972,595
				$7,071,838	$7,036,030

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

(3)
This financing liability arose in connection with lump sum payments of $54.6 million received upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ in September 2017. In connection with the execution of the New RMSR Agreements in January 2018, we received a lump sum payment of $279.6 million as compensation for foregoing certain payments under the Original Rights to MSRs Agreements. We recognized the cash received as a financing liability that we are accounting for at fair value through the remaining term of the original agreements (April 2020). The balance of the liability was adjusted each reporting period to its fair value based on the present value of the estimated future cash flows, with changes in fair value recognized in Pledged MSR liability expense in the unaudited consolidated statements of operations.

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

(5)
Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 3 – Securitizations and Variable Interest Entities. The holders of these certificates have no recourse against the assets of Ocwen. In June 2020, we sold the beneficial interests held in the INDX 2004-AR11 securitization trust and deconsolidated the trust. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the RAST 2003-A11 Trust have maturity dates extending through October 2033.

Other Secured Borrowings					Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Available Borrowing Capacity (2)	June 30, 2020	December 31, 2019
SSTL (3)	(3)	1-Month Euro-dollar rate + 600 bps with a Eurodollar floor of 100 bps (3)	May 2022	$—	$195,000	$326,066
Mortgage loan warehouse facilities
Master repurchase agreement (4)	Loans held for sale (LHFS)	1ML + 220 - 375 bps	Jun. 2021	18,933	91,067	91,573
Mortgage warehouse agreement (5)	LHFS (reverse)	Greater of 1ML + 250 bps or 3.50%; Libor Floor 0%	Aug. 2020	—	—	72,443
Master repurchase agreement (6)	LHFS (forward and reverse)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2020	83,249	116,751	139,227
Master repurchase agreement (7)	LHFS (reverse)	Prime + 0.0%; 4.0% floor	Jan. 2020	—	—	898
Master repurchase agreement (8)	N/A	1ML + 170 bps; Libor Floor 35 bps	N/A	—	—	—
Participation agreement (9)	LHFS	(9)	June 2021	—	—	17,304
Master repurchase agreement (9)	LHFS	(9)	June 2021	57,458	32,542	—
Mortgage warehouse agreement (10)	LHFS	1ML + 350 bps; Libor Floor 175 bps	Dec. 2020	42,086	7,914	10,780
Mortgage warehouse agreement (11)	LHFS (reverse)	1ML + 250 bps; 3.50% floor	Aug. 2020	—	77,070	—
				201,726	325,344	332,225

Agency MSR financing facility (12)	MSRs, Advances	1ML + 450 bps	Jun. 2021	144,930	105,070	147,706
Ginnie Mae MSR financing facility (13)	MSRs, Advances	1ML + 395 bps	Dec. 2020	—	97,060	72,320
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (14)	MSRs	5.07%	Nov. 2024	—	80,138	94,395
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (15)	MSRs	(15)	Feb. 2028	—	52,813	57,594
				144,930	335,081	372,015
				$346,656	855,425	1,030,306
Unamortized debt issuance costs - SSTL and PLS Notes					(7,603)	(3,381)
Discount - SSTL					(491)	(1,134)
					$847,331	$1,025,791

Weighted average interest rate					4.30%	4.74%

(1)	1ML was 0.16% and 1.76% at June 30, 2020 and December 31, 2019, respectively.

(2)
Available borrowing capacity for our mortgage loan warehouse facilities does not consider the amount of the facility that the lender has extended on an uncommitted basis. Of the borrowing capacity extended on a committed basis, none of the available borrowing capacity could be used at June 30, 2020 based on the amount of eligible collateral that could be pledged.

(3)
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

(4)	The maximum borrowing under this agreement is $175.0 million, of which $110.0 million is available on a committed basis and the remainder is available at the discretion of the lender.

(5)
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

(9)
We entered into this master participation agreement on February 4, 2019, under which the lender provided $300.0 million of borrowing capacity to PMC on an uncommitted basis. On June 25, 2020, this facility was amended to be comprised of two lines, a $120.0 million participation agreement and a $90.0 million repurchase agreement. The maturity date of the facility was extended to June 24, 2021. The participation agreement is uncommitted and allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The repurchase agreement is committed and allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans.

The transactions do not qualify for sale accounting treatment and are accounted for as secured borrowings. The lender earns the stated interest rate of the underlying mortgage loans less 35 bps, with a floor of 3.5%, while the loans are financed under both the participation and repurchase agreements.

(10)	Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. The lender earns the stated interest rate of 1ML plus a margin of 350 bps.

(11)
On March 12, 2020, PMC entered into a mortgage loan warehouse agreement to fund reverse mortgage loan draws by borrowers subsequent to origination. Under this agreement, the lender provides financing for up to $100.0 million on an uncommitted basis and the lender earns the stated interest rate of 1ML plus a margin of 250 bps.

(12)
Financing facility entered into by PMC that is secured by certain Fannie Mae and Freddie Mac MSRs. In connection with this facility, PMC entered into repurchase agreements pursuant to which PMC sold trust certificates representing certain indirect economic interests in the MSRs and agreed to repurchase such trust certificates at a future date at the repurchase price set forth in the repurchase agreements. PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. On May 7, 2020, we renewed the facility through June 30, 2021 and reduced the maximum amount which we may borrow pursuant to the repurchase agreements from $300.0 million to $250.0 million on a committed basis. We also pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility. The lender earns the stated interest rate of 1ML plus a margin of 450 bps. See Note 3 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of our MSR financing facilities. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities.

(13)
Financing facility entered into by PMC that is secured by certain Ginnie Mae MSRs. In connection with the facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under the facility are secured by a lien on the related Ginnie Mae MSRs. Ocwen guarantees the obligations of PMC under the facility. On June 30, 2020, we amended the facility to increase the borrowing capacity from $100.0 million to $127.5 million on an uncommitted basis, accelerate the maturity date to December 27, 2020 and include Ginnie Mae servicing advances as additional collateral. The lender earns the stated interest rate of 1ML plus a margin of 395 bps on borrowings prior to June 1, 2020, with any subsequent borrowings at a stated interest of 1ML plus a margin of 700 bps. See (12) above regarding daily margining requirements.

(14)
PMC issued the PLS Notes secured by certain of PMC’s MSRs (PLS MSRs) pursuant to a credit agreement. PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement have an initial principal amount of $100.0 million and amortize in accordance with a pre-determined schedule subject to modification under certain events. The notes have a stated coupon rate of 5.07%. See Note 3 – Securitizations and Variable Interest Entities for additional information. See (12) above regarding daily margining requirements.

(15)
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

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			June 30, 2020	December 31, 2019
Senior unsecured notes:
PHH (1)	6.375%	Aug. 2021	$21,543	$21,543
			21,543	21,543
Senior secured notes	8.375%	Nov. 2022	291,509	291,509
			313,052	313,052
Unamortized debt issuance costs			(1,230)	(1,470)
Fair value adjustments (1)			(338)	(497)
			$311,484	$311,085

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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligation. At June 30, 2020, the S&P issuer credit rating for Ocwen was “B-”. On July 3, 2019, S&P assigned a B- issuer credit rating with Negative outlook to PMC. On April 13, 2020, S&P placed Ocwen’s ratings outlook on CreditWatch with negative implications due to the uncertain economic impact of COVID-19 on liquidity. The CreditWatch was removed on July 23, 2020 and the Outlook was revised to Negative. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
As of June 30, 2020, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $200.0 million in consolidated tangible net worth, as defined, under certain of our advance match funded debt, MSR financing facilities and mortgage warehouse agreements. The most restrictive liquidity requirements were for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and mortgage warehouse agreements. In addition, as amended, the SSTL limits our capacity to repurchase our securities and prepay certain junior debt to a combined total of $10.0 million, among other restrictions. Our current repurchase capacity has been reduced to the extent of repurchases executed under Ocwen’s share repurchase program announced in February 2020. See Note 13 – Equity for additional information regarding share repurchases.
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

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at June 30, 2020:

		Collateral for Secured Borrowings
	Total Assets	Advance Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse / MSR Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$313,736	$—	$—	$—	$—	$313,736
Restricted cash	63,813	14,742	—	4,015	45,056	—
MSRs (3)	1,044,914	—	583,315	460,869	—	43
Advances, net	901,009	726,856	—	61,081	—	113,072
Loans held for sale	278,517	—	—	244,015	—	34,502
Loans held for investment	6,730,656	—	6,599,607	98,590	—	32,459
Receivables, net	247,616	—	—	42,443	—	205,173
Premises and equipment, net	29,695	—	—	—	—	29,695
Other assets	700,482	—	—	5,575	631,761	63,146
Total assets	$10,310,438	$741,598	$7,182,922	$916,588	$676,817	$791,826

(1)
Sales and Other Commitments include Restricted cash and deposits held as collateral to support certain contractual obligations, and Contingent loan repurchase assets related to the Ginnie Mae EBO program for which a corresponding liability is recognized in Other liabilities.

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

(3)
MSRs pledged as collateral for secured borrowings includes MSRs pledged to NRZ in connection with the Rights to MSRs transactions which are accounted for as secured financings and MSRs securing the financing facilities. Certain MSR cohorts with a negative fair value of $0.7 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $20.0 million of negative fair value related to RMBS and $20.7 million of positive fair value related to private EBO and PLS MSRs.

Note 12 – Other Liabilities

	June 30, 2020	December 31, 2019
Contingent loan repurchase liability	$614,447	$492,900
Due to NRZ - Advance collections, servicing fees and other	106,295	63,596
Other accrued expenses	68,967	67,241
Liability for indemnification obligations	45,601	52,785
Servicing-related obligations	42,383	88,167
Lease liability	39,761	44,488
Checks held for escheat	30,178	31,959
Accrued legal fees and settlements	27,801	30,663
Liability for unfunded pension obligation	12,626	13,383
Liability for uncertain tax positions	10,786	17,197
Accrued interest payable	7,302	5,964
Liability for unfunded India gratuity plan	5,256	5,331
Derivatives, at fair value	1,033	100
Liability for mortgage insurance contingency	—	6,820
Other	21,930	21,579
	$1,034,366	$942,173

Note 13 – Equity
On February 3, 2020, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $5.0 million of Ocwen’s issued and outstanding shares of common stock. During the three months ended March 31, 2020, we completed the repurchase of 5,662,257 shares of common stock in the open market under this program at prevailing market prices for a total purchase price of $4.5 million for an average price paid per share of $0.79. In addition, Ocwen paid $0.1 million in commissions. The repurchased shares were formally retired as of March 31, 2020. No additional shares were repurchased during the three months ended June 30, 2020. Unless we amend the share repurchase program or repurchase the remaining $0.5 million by an earlier date, the share repurchase program will expire on February 3, 2021. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.
On April 8, 2020, Ocwen was notified by the New York Stock Exchange (the NYSE) that the average per share trading price of its common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. The NYSE generally requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Companies have six months from receipt of the notice to regain compliance with the NYSE’s price condition. Receipt of the NYSE notification does not conflict with nor cause an event of default under any of Ocwen’s debt agreements. Pursuant to the NYSE’s rules, during the cure period, Ocwen’s common stock will continue to be listed and trade on the NYSE. On April 21, 2020, the NYSE announced that, due to market-wide declines brought about by the extraordinary circumstances of the COVID-19 pandemic, it would toll until July 1, 2020 the running of cure periods for companies not in compliance with the minimum share price standard. As a result, the remainder of Ocwen’s cure period was tolled until July 1, 2020 and Ocwen must regain compliance with the NYSE’s share price standard by December 17, 2020.
At Ocwen’s Annual Meeting of Shareholders held on May 27, 2020, its shareholders approved, on a non-binding advisory basis, an amendment to our Articles of Incorporation to effect a reverse split of all outstanding shares of our common stock at a ratio of any amount between, and including, one-for-five and one-for-25, and reduce the number of authorized shares of our common stock by the same proportion as the ratio of the reverse stock split. As authorized by the Board of Directors, on July 28, 2020, Ocwen determined to implement a reverse stock split in a ratio of one-for-15, which is expected to take effect in August 2020. See Note 22 – Subsequent Events and Note 17 – Basic and Diluted Earnings (Loss) per Share.

Note 14 – Derivative Financial Instruments and Hedging Activities
The following table summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of, or during the six months ended June 30, 2020 and 2019:

	IRLCs	Interest Rate Risk
		MSR Hedging	IRLCs and Loans Held for Sale	Borrowings
		TBA / Forward MBS Trades and Futures (1)	Forward Trades	Interest Rate Caps
Notional balance at June 30, 2020 (2)	$507,632	$395,000	$80,000	$—
Notional balance at December 31, 2019	232,566	1,200,000	60,000	27,083

Maturity	July 2020 - Sept. 2020	Sept. 2020	July 2020 - Aug. 2020	N/A

Fair value of derivative assets (liabilities) at:
June 30, 2020	$17,818	$5,019	$(1,017)	$—
December 31, 2019	4,878	1,121	(92)	—

Gains (losses) on derivatives during the six months ended:	Gain on loans held for sale, net	MSR valuation adjustments, net	Gain on loans held for sale, net	Other, net
June 30, 2020	$12,048	$42,811	$(10,320)	$—
June 30, 2019	(296)	$—	(3,238)	(335)

(1)
The June 30, 2020 balance is comprised of $395.0 million notional balance and $5.0 million fair value, of interest rate swap futures (zero at December 31, 2019). The related gain on these interest rate futures for the six months ended June 30, 2020 was $5.0 million.

(2)
Includes $30.2 million IRLC and $80.0 million forward trades related to reverse mortgage loans, for which we recorded a $0.7 million hedging gain in Reverse mortgage revenue, net for the six months ended June 30, 2020.

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
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. We have not entered into any forward exchange contracts during the reported periods to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. Foreign currency remeasurement exchange (losses) gains were $(0.1) million and $(0.9) million, and $(0.1) million and $0.1 million, during the three and six months ended June 30, 2020 and 2019, respectively, and are reported in Other, net in the unaudited consolidated statements of operations.
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
We determine and monitor daily a hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At June 30, 2020, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure.
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

Note 15 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other secured borrowings	$11,633	$9,245	$26,925	$17,123
Senior notes	6,658	8,502	13,319	17,014
Advance match funded liabilities	7,311	7,045	12,976	14,697
Other	1,158	3,849	3,522	6,296
	$26,760	$28,641	$56,742	$55,130

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
Based on information available at this time, we estimate that modifications to the tax rules for the carryback of NOLs and business interest expense limitations will result in U.S. and USVI federal net tax refunds of approximately $63.1 million and $1.9 million, respectively, and as such we recognized an income tax benefit of $65.0 million in our unaudited consolidated financial statements for the six months ended June 30, 2020.
The income tax benefit recognized represents the release of valuation allowances against certain NOL and Section 163(j) deferred tax assets that are now more likely than not to be realizable as a result of certain provisions of the CARES Act as well as permanent income tax benefit related to the carryback of NOLs created in a tax year that was subject to U.S. federal tax at a 21% rate to a tax year subject to tax at a 35% rate.
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
We recognized an income tax benefit, exclusive of the impact of the CARES Act related to tax years 2018 and 2019, of $5.0 million primarily due to the favorable resolution of an uncertain tax position during the six months ended June 30, 2020.

Note 17 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the six months ended June 30, 2020 and three and six months ended June 30, 2019, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings (loss) per share
Net income (loss)	$1,954	$(89,737)	$(23,535)	$(134,231)

Weighted average shares of common stock	129,769,092	134,465,741	132,313,964	134,193,874

Basic income (loss) per share	$0.02	$(0.67)	$(0.18)	$(1.00)

Diluted earnings (loss) per share
Net income (loss)	$1,954	$(89,737)	$(23,535)	$(134,231)

Weighted average shares of common stock	129,769,092	134,465,741	132,313,964	134,193,874
Effect of dilutive elements
Stock option awards	—	—	—	—
Common stock awards	153,251	—	—	—
Dilutive weighted average shares of common stock	129,922,343	134,465,741	132,313,964	134,193,874

Diluted earnings (loss) per share	$0.02	$(0.67)	$(0.18)	$(1.00)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	3,175,931	4,107,485	3,681,157	4,126,819
Market-based (2)	1,880,954	854,181	1,880,954	854,181

(1)
Includes stock options that are anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock, and stock awards that are anti-dilutive based on the application of the treasury stock method.

(2)	Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
As disclosed in Note 13 – Equity, on July 28, 2020, Ocwen determined to implement a reverse stock split in a ratio of one-for-15, which is expected to take effect in August 2020. The above computation of earnings (loss) per share reflects the number of common stock without consideration for the reverse stock split, because it is not effective as of the date the financial statements are issued.
The below pro-forma computation of earnings (loss) per share reflects the number of common stock shares giving consideration for the one-for-15 reverse stock split assuming it was retroactively effective for each of the periods presented:

Pro-forma computation of earnings (loss) per share assuming a one-for-15 reverse stock split:	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings (loss) per share
Net income (loss)	$1,954	$(89,737)	$(23,535)	$(134,231)

Weighted average shares of common stock	8,651,273	8,964,383	8,820,931	8,946,258

Basic income (loss) per share	$0.23	$(10.01)	$(2.67)	$(15.00)

Diluted earnings (loss) per share
Net income (loss)	$1,954	$(89,737)	$(23,535)	$(134,231)

Weighted average shares of common stock	8,651,273	8,964,383	8,820,931	8,946,258
Effect of dilutive elements
Stock option awards	—	—	—	—
Common stock awards	10,217	—	—	—
Dilutive weighted average shares of common stock	8,661,490	8,964,383	8,820,931	8,946,258

Diluted earnings (loss) per share	$0.23	$(10.01)	$(2.67)	$(15.00)

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
Originations. The Originations segment (previously labeled as Lending) purchases and originates conventional and government-insured residential forward and reverse mortgage loans through multiple channels. The loans are typically sold shortly after origination into a liquid market on a servicing retained (securitization) or servicing released (sale to a third party) basis. We originate forward mortgage loans directly with customers (recapture channel) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the GSE Co-issue and Cash Window programs and bulk MSR purchases, and we acquire new subservicing through our enterprise sales. The pricing and acquisition decisions are made relative to other originated MSR channels. Accordingly, as part of our internal management reporting we renamed the Lending segment as Originations effective in the first quarter 2020, without any other changes to our operating and reporting segments.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, discontinued operations and inactive entities, business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on corporate debt. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2019 and 2020 related to our cost re-engineering plan and initiatives. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us.

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
Financial information for our segments is as follows:

	Three Months Ended June 30, 2020
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue	$180,436	$45,545	$1,043	$227,024

MSR valuation adjustments, net	(36,604)	13,170	—	(23,434)

Operating expenses (1)	82,740	28,750	33,319	144,809

Other (expense) income:
Interest income	1,438	1,874	254	3,566
Interest expense	(12,890)	(2,399)	(11,471)	(26,760)
Pledged MSR liability expense	(41,714)	—	28	(41,686)
Other	2,459	(1)	(2,515)	(57)
Other expense, net	(50,707)	(526)	(13,704)	(64,937)

Income (loss) before income taxes	$10,385	$29,439	$(45,980)	$(6,156)

	Three Months Ended June 30, 2019
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue	$242,510	$28,794	$3,034	$274,338

MSR valuation adjustments, net	(147,199)	(69)	—	(147,268)

Operating expenses (1)	142,888	20,957	20,381	184,226

Other (expense) income:
Interest income	1,872	1,546	419	3,837
Interest expense	(11,261)	(1,399)	(15,981)	(28,641)
Pledged MSR liability expense	(2,930)	—	—	(2,930)
Other	890	444	(777)	557
Other (expense) income, net	(11,429)	591	(16,339)	(27,177)

Income (loss) before income taxes	$(59,006)	$8,359	$(33,686)	$(84,333)

	Six Months Ended June 30, 2020
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue	$393,991	$83,192	$3,683	$480,866

MSR valuation adjustments, net	(211,040)	13,486	—	(197,554)

Expenses (1)	163,213	55,708	63,102	282,023

Other (expense) income:
Interest income	3,324	4,140	1,497	8,961
Interest expense	(26,557)	(5,260)	(24,925)	(56,742)
Pledged MSR liability expense	(48,337)	—	57	(48,280)
Other	6,121	(30)	(4,820)	1,271
Other expense, net	(65,449)	(1,150)	(28,191)	(94,790)

Income (loss) before income taxes	$(45,711)	$39,820	$(87,610)	$(93,501)

	Six months ended June 30, 2019
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue	$501,784	$69,885	$6,557	578,226

MSR valuation adjustments, net	(256,113)	(153)	—	(256,266)

Expenses (1) (2)	299,871	42,204	13,258	355,333

Other (expense) income:
Interest income	4,165	3,095	1,135	8,395
Interest expense	(22,003)	(3,067)	(30,060)	(55,130)
Pledged MSR liability expense	(46,886)	—	—	(46,886)
Other	2,416	663	(1,502)	1,577
Other (expense) income, net	(62,308)	691	(30,427)	(92,044)

Income (loss) before income taxes	$(116,508)	$28,219	$(37,128)	$(125,417)

(1)
Compensation and benefits expense in the Corporate Items and Other segment for the three and six months ended June 30, 2020 and 2019 includes $1.3 million and $1.5 million, and $0.8 million and $19.2 million, respectively, of severance expense attributable to PHH integration-related headcount reductions of primarily U.S.-based employees in 2019, as well as our overall efforts to reduce costs.

(2)
Included in the Corporate Items and Other segment for the six months ended June 30, 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million during the first quarter of 2019 of amounts previously recognized as expense.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
June 30, 2020	$2,835,486	$6,965,683	$509,269	$10,310,438

December 31, 2019	$3,378,515	$6,459,367	$568,317	$10,406,199

June 30, 2019	$3,195,218	$5,978,325	$454,250	$9,627,793

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended June 30, 2020
Depreciation expense	$218	$34	$6,844	$7,096
Amortization of debt discount	—	—	(286)	(286)
Amortization of debt issuance costs	116	—	1,689	1,805

Three months ended June 30, 2019
Depreciation expense	$761	$46	$10,205	$11,012
Amortization of debt discount	—	—	350	350
Amortization of debt issuance costs	—	—	751	751

Six Months Ended June 30, 2020
Depreciation expense	$433	$71	$10,589	$11,093
Amortization of debt discount	—	—	643	643
Amortization of debt issuance costs	228	—	3,310	3,538

Six months ended June 30, 2019
Depreciation expense	$1,569	$81	$17,913	$19,563
Amortization of debt discount	—	—	701	701
Amortization of debt issuance costs	—	—	1,451	1,451

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
Ocwen has various subsidiaries that are licensed to originate and/or service forward and reverse mortgage loans in those jurisdictions in which they operate, and which require licensing. Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our business, reputation, results of operations and financial condition. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at June 30, 2020.
PMC and Liberty are also subject to seller/servicer obligations under agreements with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations contain financial requirements, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency. Any of these actions could have a material adverse impact on us. To date, none of these counterparties has communicated any material sanction, suspension or prohibition in connection with our seller/servicer obligations. We believe we were in compliance with applicable net worth requirements at June 30, 2020. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $225.4 million at June 30, 2020. PMC’s net worth was $328.8 million at June 30, 2020.
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
California Department of Business Oversight. In January 2015, Ocwen Loan Servicing, LLC (OLS) entered into a consent order (the 2015 CA Consent Order) with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination. In February 2017, we entered into another consent order with the CA DBO (the 2017 CA Consent Order) that terminated the 2015 CA Consent Order and resolved open matters between us and the CA DBO. We have completed all of our obligations under the 2017 CA Consent Order. Pursuant to the 2017 CA Consent Order, the CA DBO engaged a third-party administrator to confirm, at the expense of the CA DBO, that Ocwen completed certain commitments under the 2017 CA Consent Order, specifically including our obligation to complete $198.0 million in debt forgiveness for California borrowers by June 30, 2019. This third-party administrator has issued its final report, which confirms that we have completed all obligations under the 2017 CA Consent Order, including the debt forgiveness obligation.

Note 20 — Commitments
Servicer Advance Obligations
In the normal course of business as servicer or master servicer, we are required to advance loan principal and interest payments (P&I), property taxes and insurance premiums (T&I) on behalf of the borrower to the investor of the loan, if delinquent or delinquent and under a forbearance plan. We also advance legal fees, inspection, maintenance, and preservation costs (Corporate advances) on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor.
For PLS loans, generally, we may stop advancing for P&I once future advances are deemed non-recoverable from the net proceeds of the property, although we are generally obligated to continue T&I and Corporate advances until the loan is brought current or until completion of a foreclosure, in which case, we generally recover our advances from the net proceeds of the property or the pool level proceeds, i.e., generally after the completion of the foreclosure.
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
For GSE loans, we are required to advance interest payments until the borrower is 120 days delinquent for Freddie Mac loans and P&I until borrower resolution or liquidation for Fannie Mae loans. For Freddie Mac loans, servicers may submit claims for T&I and Corporate advances upon borrower resolution or liquidation. For Fannie Mae loans, we can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense. T&I and Corporate advancing on GSE loans continues until the property is sold.
As subservicer, we are required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. Servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements. We are generally reimbursed by NRZ the same day we fund P&I advances, or within no more than three days for servicing advances and certain P&I advances under the Ocwen agreements.
NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs (RMSR), pursuant to the 2017 Agreements and New RMSR Agreements. NRZ has the responsibility to fund advances for loans where they own the MSR, i.e., are the servicer of record.
We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer. As the servicer, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. See Note 8 — Rights to MSRs and Note 11 – Borrowings for additional information. As of June 30, 2020, the UPB of loans serviced on behalf of NRZ comprised the following:

Ocwen servicer of record (MSR title retained by Ocwen) - Ocwen MSR (1)	$17,424,584
NRZ servicer of record (MSR title transferred to NRZ) - Ocwen MSR (1)	91,419,371
Ocwen subservicer	176,805
Total NRZ UPB at June 30, 2020	$109,020,760

(1)	The MSR sale transactions did not achieve sale accounting treatment.
COVID-19 Update
On March 27, 2020, the CARES Act was signed into law. The CARES Act allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance. Servicers must provide such forbearance for up to 180 days if requested by the borrower. Borrowers may request an additional forbearance period of up to 180 days for FHA and VA guaranteed loans. Although PLS loans are not explicitly covered under the CARES Act, these loans are subject to various requirements and expectations from state Governors, regulators, and Attorneys General to assist borrowers enduring financial hardship due to COVID-19 with forbearance and other requirements. Ocwen provides payment relief to such borrowers in accordance with these requirements and expectations, as well as our servicing agreements. For example, we have granted eligible borrowers an initial three months of forbearance and related protection, including suspension of late fees, as well as suspension of foreclosure and eviction activity.
For eligible PLS loans that are not significantly delinquent at the time forbearance was applied to the account, Ocwen places these borrowers on initial forbearance plans of three months. Ocwen provides monthly payment deferrals throughout the forbearance period which advance the due date and move the resulting missed payments to or near the loan’s maturity as a non-interest bearing balance. As such, Ocwen does not expect to be out of pocket cash for P&I and T&I advances for any more than one month for each of these eligible loans with forbearance protection.
For Ginnie Mae loans, advance requirements until cure or liquidation are mitigated by the ability to use excess funds in custodial accounts to cover principal and interest advances, though the remaining advances are covered by corporate cash. For loans in forbearance, we advance P&I while the forbearance plan is active. Reimbursement of such P&I advance is expected after the forbearance period ends, through loan resolution, cure or liquidation.
For GSE loans, once we have advanced four months of missed payments on a loan, we have no further obligation to advance scheduled payments as the loan will be moved into an “Actual/Actual” remittance status. Reimbursement of such P&I advance is expected after the forbearance period ends, through loan resolution, cure or liquidation. We are required to make T&I and Corporate advances until the property is sold but can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense on Fannie Mae loans. Freddie Mac requires servicers to wait until borrower resolution or liquidation to submit claims for T&I and Corporate advances.
In June 2020, Fannie Mae and Freddie Mac announced a new servicer incentive related to their previously announced COVID-19 payment deferral, and temporary updates to other servicer incentives, which became effective on July 1, 2020. Subject to certain eligibility criteria, servicers will receive incentive fees of $500 for repayment plans with a first payment due date on or after July 1, 2020 and for payment deferrals completed on or after July 1, 2020, and will receive an incentive fee of $1,000 for completed Flex Modifications® with a trial plan period effective date on or after July 1, 2020. Total servicer incentives per mortgage loan will be cumulatively capped at $1,000.
The below table shows the requests for forbearance plans and the estimated obligation to advance monthly P&I:

	As of June 30, 2020		As of March 31, 2020
	Number of Forbearance Plans (3)	Estimated Monthly P&I Advance Obligation ($ million)	Number of Forbearance Plans (3)	Estimated Monthly P&I Advance Obligation ($ million)
GSE loans	6,600	$8.3	1,400	$1.8
Ginnie Mae loans	9,900	9.2	400	0.5
PLS loans	18,000	26.5	3,700	5.8
Servicer	34,500	$44.0	5,500	$8.1

GSE loans	10,100	$11.0	2,300	$2.6
PLS loans	73,800	70.8	14,500	14.0
NRZ’s responsibility (1)	83,900	$81.8	16,800	$16.6
Subservicer (2)	7,600	$10.1	3,900	$4.5
No advance requirements	5,400	—	1,300	—
Total	131,400	$135.9	27,500	$29.2

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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.6 billion at June 30, 2020. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $477.5 million and $30.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2020. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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

	Six Months Ended June 30, 2020
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	62	$10,546	258	$25,147	320	$35,693
Additions (1)	111	27,464	157	18,780	268	46,244
Recoveries, net (2)	(5)	(6,872)	(16)	(5,588)	(21)	(12,460)
Transfers	(2)	(958)	2	958	—	—
Changes in value	—	43	—	(1,842)	—	(1,799)
Ending balance	166	$30,223	401	$37,455	567	$67,678

(1)	Total repurchases during the six months ended June 30, 2020 includes 207 loans totaling $42.3 million related to MCA repurchases.

(2)	Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
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
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of June 30, 2020, our servicing portfolio included significant client relationships with NRZ which represented 53% and 60% of our servicing portfolio UPB and loan count, respectively. The NRZ servicing portfolio accounts for approximately 65% of all delinquent loans that Ocwen services. The current terms of our agreements with NRZ extend through July 2022 (legacy Ocwen agreements). On February 20, 2020, we received a notice of termination from NRZ with respect to the subservicing agreement between NRZ and PMC, which accounted for 18% of our servicing portfolio UPB at June 30, 2020. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has rights to terminate the legacy Ocwen agreements for convenience. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these termination rights, we might need to right-size or restructure certain aspects of our servicing business as well as the related corporate support functions.
We currently account for the MSR sale agreements with NRZ as secured financings as the transactions did not achieve sale accounting treatment, except for the PMC agreement since February 2020. Accordingly, our balance sheet reflects a $582.6 million MSR asset pledged to NRZ out of a total $1.0 billion MSRs at fair value at June 30, 2020, and a corresponding $582.6 million pledged MSR liability at fair value within Other financing liabilities. Similarly, our unaudited consolidated statement of operations reflects $62.9 million and $153.2 million net servicing fees collected on behalf of, and remitted to, NRZ out of a total $175.2 million and $386.7 million Servicing and subservicing fees for the three and six months ended June 30, 2020, respectively, and a corresponding $62.9 million and $153.2 million expense reported within Pledged MSR liability expense. The net servicing fees collected on behalf of, and remitted to, NRZ did not affect our net earnings. In addition, we recognized amortization income related to lump sum payments we received from NRZ in 2017 and 2018, through April 2020. The reporting of MSRs and revenue gross versus net in our financial statements is required until sale accounting criteria are met, upon the earliest of the terms of the agreements or any termination notice.
The NRZ agreements affect our net earnings through the recognition of subservicing fees we retain, which amounted to $25.5 million and $54.9 million for the three and six months ended June 30, 2020, respectively, and ancillary income. If NRZ were to exercise its termination rights, our net earnings would be affected by the loss of such subservicing revenue and a decrease in direct operating expenses for servicing the NRZ portfolio.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $27.8 million at June 30, 2020. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2020.
Ocwen is involved in a TCPA class action that involves claims against trustees of RMBS trusts based on vicarious liability for Ocwen’s alleged non-compliance with the TCPA. The trustees have sought indemnification from Ocwen based on the vicarious liability claims. Additional lawsuits have been and may be filed against us in relation to our TCPA compliance. At this time, Ocwen is unable to predict the outcome of existing lawsuits or any additional lawsuits that may be filed, the possible loss or range of loss, if any, above the amount accrued or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
From time to time we are also subject to indemnification claims from contractual parties on whose behalf we service or subservice loans. We are currently involved in a dispute with a former subservicing client relating to alleged violations of our contractual agreements, including that we did not properly submit mortgage insurance and other claims for reimbursement. Ocwen has contested these allegations. We are presently engaged in a dispute resolution process relating to these claims. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through mediation, following litigation or otherwise.
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
In addition, several RMBS trustees have received notices of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not yet been sued by an RMBS trustee in response to a notice of default, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificate holders, or, under certain circumstances, that the RMBS investors who issue notices of default could seek to press their allegations against Ocwen, independent of the trustees. We are unable at this time to predict what, if any, actions any trustee will take in response to a notice of default, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any notices of default or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, reputation, financial condition, liquidity and results of operations.
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
Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter and recorded $12.5 million as of December 31, 2016 as a result of these discussions. We are taking all reasonable and prudent actions to resolve the CFPB matter, along with the Florida matter discussed below, in the shortest time frame possible that would result in an acceptable financial outcome for our stakeholders. The Court has consolidated both the CFPB and Florida matters for trial, but has removed them from the October 2020 trial calendar and will reset the trial for a later date. In addition, the Court has ordered the parties to mediation once summary judgment briefing is completed in September 2020. We increased our accrual related to the CFPB and Florida matters by $4.4 million in the first quarter of 2020. Our current accrual with respect to this matter is included in the $27.8 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
Concurrent with the issuance of the cease and desist orders and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 per confirmed violation of the applicable statute. In September 2019, the court issued its ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the plaintiffs engaged in impermissible “shotgun pleading,” holding that the plaintiffs must amend their complaint to specifically allege and distinguish the facts between all claims. The plaintiffs filed an amended complaint in November 2019. We filed a partial motion to dismiss the amended complaint in December 2019. On April 22, 2020, the court granted our motion and dismissed Count V of the amended complaint with prejudice holding the plaintiff failed to plead an actionable claim under the Florida Deceptive and Unfair Trade Practices Act. On May 6, 2020, Ocwen filed its answer and affirmative defenses to the amended complaint. We believe we have factual and legal defenses to the remaining allegations raised in this lawsuit and are vigorously defending ourselves. The outcome of this lawsuit, whether through a negotiated settlement, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could be materially adverse to our business, reputation, financial condition, liquidity and results of operations. Our accrual with respect to this matter is included in the $27.8 million litigation and regulatory matters accrual referenced above. We cannot currently estimate the amount, if any, of reasonably possible loss above the amount currently accrued.
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $27.8 million litigation and regulatory matters accrual referenced above. We have also incurred, and will continue to incur costs to comply with the terms of the settlements we have entered into, including the costs of conducting an escrow review, Maryland organizational assessments and Massachusetts data integrity audits, and costs relating to the transition to Black Knight MSP. With respect to the escrow review, the third-party auditor has issued its final report, which will require some additional remediation measures in connection with which we will incur costs that we expect will be immaterial to our overall financial condition. In addition, it is possible that legal or other actions could be taken against us with respect to such errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
In our originations business, we have exposure to indemnification risks and repurchase requests. In our servicing business, claims alleging that we did not comply with our servicing obligations may require us to repurchase mortgage loans, make whole or otherwise indemnify investors or other parties. If home values were to decrease, our realized losses from loan repurchases and indemnifications may increase as well. As a result, our liability for repurchases may increase beyond our current expectations. If we are required to indemnify or repurchase loans that we originate and sell, or where we have assumed this risk on loans that we service, as discussed above, in either case resulting in losses that exceed our related liability, our business, financial condition and results of operations could be adversely affected.
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
At June 30, 2020 and June 30, 2019, we had outstanding representation and warranty repurchase demands of $43.7 million UPB (262 loans) and $48.3 million UPB (297 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Six Months Ended June 30,
	2020	2019
Beginning balance (1)	$50,838	$49,267
Provision (reversal) for representation and warranty obligations	1,725	(3,831)
New production reserves	522	132
Charge-offs and other (2)	(8,673)	(2,718)
Ending balance (1)	$44,412	$42,850

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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2020.
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

Note 22 – Subsequent Events
Reverse Stock Split
On July 28, 2020, Ocwen determined to implement a reverse stock split in a ratio of one-for-15, which is expected to take effect in August 2020. See Note 13 – Equity and Note 17 – Basic and Diluted Earnings (Loss) per Share for additional information.

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

OVERVIEW
General
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing 1.4 million loans with a total UPB of $206.0 billion on behalf of more than 4,000 investors and 179 subservicing clients. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our recapture, retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through servicing flow agreements, GSE Cash Window and Co-issue programs, opportunistic bulk purchase transactions, and new subservicing agreements.

Over the past year, we have built a multi-channel, scalable originations platform that creates sustainable sources of replenishment and growth of our servicing portfolio, as detailed below. We determine our target returns for each channel, however, the channel and delivery selection is generally our clients’ decision.

Amounts in billions	UPB
	Quarter Ended June 30, 2020	Quarter Ended March 31, 2020	Quarter Ended December 31, 2019	Quarter Ended September 30, 2019
Mortgage servicing originations
Recapture MSR (1)	$0.32	$0.20	$0.17	$0.13
Correspondent MSR (1)	0.66	0.51	0.40	0.09
Flow purchases MSR (3)	0.51	0.82	0.24	—
GSE Cash Window MSR (3)	2.33	0.52	0.55	0.12
Reverse mortgage servicing (2)	0.21	0.23	0.26	0.19
Total servicing originations	4.03	2.28	1.62	0.53
Bulk MSR purchases (3)	—	1.54	2.74	1.03
Total servicing additions	4.03	3.82	4.36	1.56
Subservicing additions (4)	4.59	3.14	3.79	3.75
Total servicing and subservicing UPB additions (2)	$8.62	$6.96	$8.15	$5.31

(1)	Represents the UPB of loans that have been originated or purchased during the respective periods and for which we recognize a new MSR on our consolidated balance sheets upon sale or securitization.

(2)
Represents the UPB of reverse mortgage loans that have been securitized on a servicing retained basis. The loans are recognized on our consolidated balance sheets under GAAP without any separate recognition of MSRs.

(3)	Represents the UPB of loans for which the MSR is acquired.

(4)
Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and de-boarded within the same quarter.

COVID-19 Pandemic Update
In March 2020, the World Health Organization (WHO) categorized COVID-19 as a pandemic and the COVID-19 outbreak was declared a national emergency. The efforts to contain the spread of the COVID-19 pandemic have adversely affected economic conditions, including high levels of unemployment, and are creating uncertainties about the duration and magnitude of the economic downturn. Ocwen has rapidly adapted to the COVID-19 global pandemic and is currently operating through a secure remote workforce model for approximately 98% of its global workforce. We adhere to COVID-19 health and safety-related requirements and best practices across all of our locations.
Ocwen is an experienced special servicer with proven capability to assist borrowers who are facing financial difficulties and generate positive outcomes for mortgage loan investors. During the second quarter of 2020, we have demonstrated we had the necessary operating processes, practices and systems to track large servicer advance balances at a detailed level and drive strong advance recoveries within elevated delinquency and forbearance portfolios.
The CARES Act signed in March 2020 allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance. Servicers must provide such forbearance for up to 180 days if requested by the borrower. Borrowers may request an additional forbearance period of up to 180 days for FHA and VA guaranteed loans. During any period of forbearance, servicers must also provide related protection, including, but not limited to, suspension of late fees, as well as foreclosure and eviction activity. Servicers are restricted from pursuing certain foreclosure and eviction activity on all occupied, federally backed mortgage loans until at least August 31, 2020, regardless of whether the borrower has requested assistance.
Although PLS loans are not explicitly covered under the CARES Act, these loans are subject to various requirements and expectations from state Governors, regulators, and Attorneys General to assist borrowers enduring financial hardship due to COVID-19 with forbearance, moratoria on foreclosure sales and evictions and other requirements, some of which apply regardless of whether the borrower has requested assistance. Ocwen provides payment relief to such borrowers in accordance with these requirements and expectations, as well as our servicing agreements. For example, we generally grant eligible borrowers an initial three months of forbearance and related protection, including suspension of late fees, as well as suspension of foreclosure and eviction activity.

Generally, borrowers are required to repay their suspended or reduced mortgage payments after the forbearance period ends unless an alternate loss mitigation solution is reached, which we anticipate will include extensions of forbearance, payment deferrals, repayment plans, and loan modifications, depending on the borrower’s situation, account status, and applicable investor guidelines. Before the completion of each period of forbearance, Ocwen attempts to contact the borrowers to assess their ability to resume making payments and discuss other options which may be available if their hardship persists. Ocwen conducts different outreach events, in partnership with non-profit housing advocacy groups to further assist borrowers.
On June 10, 2020, Fannie Mae and Freddie Mac announced the servicer incentive for their previously announced COVID-19 payment deferral, and temporary updates to other servicer incentives, which became effective on July 1, 2020. Subject to certain eligibility criteria, servicers will receive incentive fees of $500 for repayment plans with a first payment due date on or after July 1, 2020 and for payment deferrals completed on or after July 1, 2020, and will receive an incentive fee of $1,000 for completed Flex Modifications with a trial plan period effective date on or after July 1, 2020. Total servicer incentives per mortgage loan will be cumulatively capped at $1,000.
Loans under forbearance rose significantly in April 2020, in response to the increase in unemployment claims and to a lesser impact, in May 2020. Consistent with the industry trend, the volume of forbearance plans stabilized in June 2020 and started decreasing in July 2020. In addition, 35% of borrowers under forbearance plans continued to make payments as of June 30, 2020. As of June 30, 2020, we managed 131,400 loans under forbearance, 39,900 of which related to our owned MSRs excluding NRZ, or 9.6% and 8.5% of the total portfolios, respectively. See below chart of new and closed forbearance plans during COVID-19 for our total serviced and subserviced portfolios:
(*): through July 29, 2020
Determining the COVID-19 impact on our financial performance in the second quarter of 2020 requires management to use judgment, including the estimation of those variances that are directly attributable to COVID-19 factors. The below discussion includes some comparisons with the financial performance of the first quarter of 2020 to isolate the impact of certain COVID-19 factors. We estimate that the overall impact of COVID-19 on our financial performance during the second quarter of 2020 has not been as significant as previously anticipated, due to multiple offsetting factors, mainly due to the natural hedge between our growing Originations business and our Servicing business, i.e., the increased profitability of our Originations business largely offset the adverse COVID-19 conditions on our Servicing business in the second quarter of 2020.
The COVID-19 environment has resulted in reduced servicing revenue during the second quarter of 2020. Our ancillary income decreased in the second quarter of 2020 by approximately $5.4 million as a result of the significant drop in interest rates (specifically, 1-month LIBOR). In addition, we did not collect any servicing fees and certain ancillary income, including late and collection fees, on non-paying forbearance loans and on loan foreclosures and liquidations due to the foreclosure moratorium. We estimate our servicing fees declined by $3.1 million in the second quarter of 2020 due to COVID-19 (excluding NRZ). Our subservicing fees were not significantly impacted by the COVID-19 environment because the borrower’s delinquency or forbearance does not affect the collection of our compensation. As such, subservicing fees and net servicing fees related to NRZ (collection on behalf of NRZ), net of remittances to NRZ (recorded as MSR pledged liability expense) relating to the $20.0 billion and $109.0 billion UPB respectively, were not significantly impacted by the COVID-19 environment as per the terms of the subservicing agreements, whereby borrower’s delinquency or forbearance does not affect the collection of our subservicing fee.
The decrease or delay in servicing fee collection where we operate as servicer, i.e., relating to the $70.5 billion UPB, was partially offset by the lower runoff of loans in forbearance in our MSR portfolio in the second quarter of 2020, as the deferred servicing fees or GSE incentive fees generally remain projected as future cash flows. The MSR runoff of forbearance loans was partially offset by higher prepayments in our GSE portfolios, with historically high voluntary CPRs due to lower mortgage interest rates.

The overall fair value changes of our MSR portfolio during the second quarter of 2020 attributable to rates and assumptions were also not significantly impacted by the COVID-19 environment, due to certain offsetting factors. Rates declined modestly during the second quarter of 2020 (8 basis point decline in the 10-year swap rate) and we previously increased the coverage ratio of our macro-hedging strategy to mitigate our exposure to rates. In addition, the fair value changes of the NRZ MSR are offset in our income statement by the fair value changes of the pledged MSR liability. We also recorded a $13.2 million MSR valuation gain in the second quarter of 2020 relating to certain MSRs that we opportunistically purchased in a disorderly market due to the COVID-19 environment.
Our cost to service and operating expenses were not significantly impacted by COVID-19 during the second quarter of 2020 due to two main offsetting factors. Loans in forbearance required more intensive effort and, as forbearance periods end, additional efforts may be required to establish repayment plans, loan modifications, extensions of forbearance, payment deferrals, or other loss mitigation solutions. During the second quarter of 2020, we incurred $6.1 million additional expense related to COVID-19, including $2.8 million stipend and overtime, $1.6 million staff augmentation to manage our call center increased activity, and $1.2 million technology costs to adapt to our remote working model. The temporary moratorium on evictions and foreclosure sales reduced our expenses, for example due to lower conveyance volumes with Ginnie Mae loans.
Furthermore, we did not incur any significant change to our interest expense. The increase in our servicing advances for loans in forbearance was more than offset by our collection and recovery efforts and by the surge in prepayments. In addition, the moratorium on evictions and foreclosures delayed certain corporate advances.
The recent declines in interest rates and the continued execution of our originations strategy have led to an increase in our originations volume and improved margins. We continue to replenish and grow our owned MSR portfolio despite the significant runoff and voluntary prepayments (excluding NRZ’s MSR portfolio). Refer to the discussion below of our Originations segment.
Looking ahead, the spread of the COVID-19 pandemic may continue, with the risk of resurgence in certain areas. The different responses from the government and other authorities to keep social distancing and to support individuals experiencing financial hardship have continued to evolve. The disruption created by the pandemic and the measures being taken have given rise to elevated unemployment levels. As of today, uncertainties related to the duration and severity of the economic downturn remain, without any indications of a rapid recovery. The business disruption triggered by COVID-19 could ultimately have a material and adverse effect our business, financial condition, liquidity or results of operations.
Business Initiatives
We have established a set of key business initiatives to achieve our objective of returning to profitability in the shortest timeframe possible within an appropriate risk and compliance environment. We are executing on each of these initiatives and believe we will continue to drive stronger financial performance. These initiatives include:

•	Expanding our originations business to replenish and grow our servicing portfolio;

•	Re-engineering our cost structure to maintain an industry cost competitive position;

•	Effectively managing our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our growth initiatives; and,

•	Fulfilling our regulatory commitments and resolving remaining legacy and regulatory matters.
First, we must continue to expand our Originations business to replenish and grow our servicing portfolio and mitigate our client concentration risk with NRZ. We expect to continue to focus on selectively acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We executed on our plans to re-enter the forward lending correspondent channel in the second quarter of 2019 and we have built a multi-channel, scalable originations platform, with the launch of the FNMA SMP program in June 2020.
Second, we must continue to re-engineer our cost structure. Our continuous cost improvement efforts are focused on reducing operating and overhead costs through facility rationalization, strategic sourcing and actions, off-shore utilization, lean process design, simplification, automation and other technology-enabled productivity enhancements. Our initiatives are targeted at delivering superior accuracy, cost, speed and customer satisfaction.
Third, we must manage our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our growth initiatives. To this end, we have engaged bankers to assist us in exploring all strategic options to leverage our proven operating capability in this environment as we seek to fully realize the value of our platform.
Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms, including the legacy CFPB and Florida matters.

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

Results of Operations Summary	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
Revenue
Servicing and subservicing fees	$175,240	$239,960	(27)%	$386,723	$496,576	(22)%
Reverse mortgage revenue, net	13,759	20,493	(33)	36,556	52,616	(31)%
Gain on loans held for sale, net	33,547	8,318	303	46,878	17,300	171
Other revenue, net	4,478	5,567	(20)	10,709	11,734	(9)
Total revenue	227,024	274,338	(17)	480,866	578,226	(17)

MSR valuation adjustments, net	(23,434)	(147,268)	(84)	(197,554)	(256,266)	(23)

Operating expenses
Compensation and benefits	65,017	82,283	(21)	125,745	176,979	(29)
Servicing and origination	17,361	21,510	(19)	37,617	50,208	(25)
Professional services	23,818	37,136	(36)	49,455	40,577	22
Technology and communications	16,111	20,001	(19)	31,304	44,436	(30)
Occupancy and equipment	16,136	18,699	(14)	28,105	35,288	(20)
Other expenses	6,366	4,597	38	9,797	7,845	25
Total operating expenses	144,809	184,226	(21)	282,023	355,333	(21)

Other income (expense)
Interest income	3,566	3,837	(7)	8,961	8,395	7
Interest expense	(26,760)	(28,641)	(7)	(56,742)	(55,130)	3
Pledged MSR liability expense, net	(41,686)	(2,930)	n/m	(48,280)	(46,886)	3
Other, net	(57)	557	(110)	1,271	1,577	(19)
Total other expense, net	(64,937)	(27,177)	139	(94,790)	(92,044)	3

Loss before income taxes	(6,156)	(84,333)	(93)	(93,501)	(125,417)	(25)
Income tax (benefit) expense	(8,110)	5,404	(250)	(69,966)	8,814	(894)
Net income (loss)	$1,954	$(89,737)	(102)	(23,535)	(134,231)	(82)

Segment income (loss) before income taxes
Servicing	$10,385	$(59,006)	(118)%	$(45,711)	$(116,508)	(61)%
Originations	29,439	8,359	252	39,820	28,219	41
Corporate Items and Other	(45,980)	(33,686)	36	(87,610)	(37,128)	136
	$(6,156)	$(84,333)	(93)%	$(93,501)	$(125,417)	(25)%
n/m: not meaningful

Three Months Ended June 30, 2020 versus 2019
We reported net income of $2.0 million in the second quarter of 2020 versus a net loss of $89.7 million in the second quarter of 2019.
Total revenue was $227.0 million in the second quarter of 2020, $47.3 million or 17% lower than the second quarter of 2019, mostly due to declines in servicing fee revenue and reverse mortgage revenue, offset in part by an increase in gains on loans held for sale. Servicing and subservicing fee revenue decreased $64.7 million, or 27%, as compared to the second quarter of 2019, with a $52.7 million decline in NRZ servicing fees, primarily due to a lower serviced UPB and an increase in non-paying forbearance and delinquent loans as a result of the COVID-19 pandemic. Reverse mortgage revenue, net decreased $6.7 million, or 33%, as compared to the second quarter of 2019 largely due to the decline in fair value of our reverse mortgage portfolio due to rates and assumptions and the impact of the fair value election on January 1, 2020 of tail draws. The $25.2 million, or 303%, increase in gains on loans held for sale is due to the increase in forward loan production, from both our recapture channel, fueled by industry-wide refinance activity, and our correspondent channel that we re-started in the second quarter of 2019. See Segment Results of Operations for additional information.
We reported a $23.4 million loss in MSR valuation adjustments, net in the second quarter of 2020, mostly driven by $31.2 million portfolio runoff partially offset by a $7.5 million favorable fair value gain from our MSR hedging strategy and $13.2 million valuation gain on certain MSRs opportunistically purchased in a disorderly market. The $123.8 million reduction in loss as compared to the second quarter of 2019 is primarily due to a lower decline in market interest rates, derecognition of MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020 and the effects of the MSR hedging program implemented on September 1, 2019. See Segment Results of Operations - Servicing for additional information.
Total operating expenses decreased $39.4 million, or 21%, as compared to the second quarter of 2019 and the decrease is the result of multiple variances, as discussed below.
Compensation and benefits expense declined $17.3 million, or 21%, as compared to the second quarter of 2019, primarily due to our cost re-engineering initiatives that resulted in a 19% decline in average headcount and the recognition in the second quarter of 2019 of $3.5 million of severance and retention costs. Offshore headcount, whose average compensation cost is relatively lower, increased from 65% to 72% of average total headcount, compared to the second quarter of 2019.
Servicing and origination expense decreased $4.1 million, or 19%, as compared to the second quarter of 2019, primarily due to a $4.3 million decrease in servicing expenses largely as a result of a reduction in government-insured claim loss provisions and a general decline in servicer-related expenses that was primarily driven by a reduction in our servicing portfolio. See Segment Results of Operations - Servicing for additional information.
Professional services expense decreased $13.3 million, or 36%, as compared to the second quarter of 2019, primarily due to a $13.0 million decline in legal fees relating to the PHH integration, legal entity reorganization and litigation.
Technology and communication expense declined $3.9 million, or 19%, as compared to the second quarter of 2019 primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP in June 2019, a $1.8 million reduction in depreciation expense that is largely the result of a decline in capitalized technology investments, our closure of U.S. facilities in 2019 and the effects of a decline in total average headcount and our other cost reduction efforts, which include bringing technology services in-house and re-engineering initiatives.
Occupancy and equipment expense decreased $2.6 million, or 14%, as compared to the second quarter of 2019 primarily due to the results of our cost reduction efforts, which include consolidating vendors and closing and consolidating certain facilities, and the effect of the decline in the size of the servicing portfolio on various expenses. Depreciation expense declined $2.2 million as compared to the second quarter of 2019.
Pledged MSR liability expense increased $38.8 million, as compared to the second quarter of 2019, largely due to fair value gains and runoff related to the PMC MSR Agreements in the second quarter of 2019 and a lower 2017/18 lump sum amortization gain, offset in part by lower net servicing fee remittance to NRZ. These changes were mostly due to termination of the PMC servicing agreement by NRZ on February 20, 2020, final amortization of the 2017/2018 upfront cash payments in April 2020 and a lower UPB serviced. See Segment Results of Operations - Servicing for additional information.
Six Months Ended June 30, 2020 versus 2019
We reported a net loss of $23.5 million in the six months ended June 30, 2020, as compared to a net loss of $134.2 million in the six months ended June 30, 2019. The net loss reported in the six months ended June 30, 2020 is driven in large part by two partially offsetting effects of the COVID-19 pandemic environment. First, the fair value of our MSRs and related MSR financing liability at fair value decreased by $123.9 million due to the decline in market interest rates, offset in part by $42.8 million gains of our hedging derivatives. Second, we recognized a $70.0 million income tax benefit for the six months ended June 30, 2020 as the CARES Act allows the carryback of tax net operating losses (NOL) and the associated refund of taxes that we paid in prior years.
Total revenue was $480.9 million for the six months ended June 30, 2020, $97.4 million or 17% lower than the six months ended June 30, 2019, primarily due to declines in servicing fee revenue and reverse mortgage revenue, offset in part by an increase in gains on loans held for sale. Servicing and subservicing fee revenue decreased $109.9 million, or 22%, as compared to the six months ended June 30, 2019, with an $88.9 million decline in NRZ servicing fees, primarily due to a lower serviced UPB and an increase in non-paying forbearance and delinquent loans as a result of the COVID-19 pandemic. Reverse mortgage revenue, net decreased $16.1 million, or 31%, as compared to the six months ended June 30, 2019 largely due to the decline in fair value of our reverse mortgage portfolio. The $29.6 million, or 171%, increase in gains on loans held for sale is mostly due to the increase in forward loan production, from both our recapture channel, fueled by industry-wide refinance activity, and from our correspondent channel that we re-started in the second quarter of 2019. See Segment Results of Operations for additional information.
We reported a $197.6 million loss in MSR valuation adjustments, net in the six months ended June 30, 2020, mostly driven by a $156.5 million loss due to the decline in interest rates and $83.9 million portfolio runoff, partially offset by $42.8 million favorable fair value gain from our MSR hedging strategy. The $58.7 million reduction in loss as compared to the six months ended June 30, 2019 is primarily due to derecognition of MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020 and the effects of the MSR hedging program, offset in part by the impact of the additional decline in interest rates (126 basis-point decline in the 10-year swap rate). See Segment Results of Operations - Servicing for additional information.
Total operating expenses declined $73.3 million, or 21%, as compared to the six months ended June 30, 2019 and the decrease is the result of multiple, offsetting variances, as discussed below.
Compensation and benefits expense declined $51.2 million, or 29%, as compared to the six months ended June 30, 2019, primarily due to a 21% decline in average headcount and the recognition during the six months ended June 30, 2019 of $24.2 million of severance and retention costs incurred in connection with our 2019 cost re-engineering plan. Offshore headcount increased from 65% to 72% of average total headcount, compared to the six months ended June 30, 2019.
Servicing and origination expense decreased $12.6 million, or 25%, as compared to the six months ended June 30, 2019, primarily due to a $14.3 million decrease in servicing expenses largely as a result of a reduction in government-insured claim loss provisions and a general decline in servicer-related expenses that was primarily driven by a reduction in our servicing portfolio. See Segment Results of Operations - Servicing for additional information.
Professional services expense increased $8.9 million, or 22%, as compared to the six months ended June 30, 2019, primarily due to the $30.7 million recovery in the first quarter of 2019 of amounts previously recognized as expense from a service provider and a $4.4 million increase to our accrual related to the CFPB and Florida matters in the first quarter of 2020, offset in part by a $24.0 million decline in legal fees largely due to a decline in legal expenses relating to the PHH integration, legal entity reorganization and litigation.
Technology and communication expense decreased $13.1 million, or 30%, as compared to the six months ended June 30, 2019 primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP in June 2019, a $4.6 million reduction in depreciation expense that is largely the result of a decline in capitalized technology investments, our closure of U.S. facilities in 2019, the effects of a decline in total average headcount and our other cost reduction efforts and re-engineering actions.
Occupancy and equipment expense decreased $7.2 million, or 20%, as compared to the six months ended June 30, 2019 primarily due to the results of our cost reduction efforts and the effect of the decline in the size of the servicing portfolio on various expenses, particularly mailing services. Depreciation expense declined $3.8 million as compared to the six months ended June 30, 2019.
Pledged MSR liability expense increased $1.4 million, or 3%, as compared to the six months ended June 30, 2019, largely due to a decline in fair value gains and runoff related to the PMC MSR Agreements and lower 2017/18 lump sum amortization gain, offset by a lower net servicing fee remittance to NRZ. These changes were primarily attributed to termination of the PMC servicing agreement by NRZ on February 20, 2020, final amortization of the 2017/2018 upfront cash payments in April 2020 and a lower UPB serviced. See Segment Results of Operations - Servicing for additional information.
Although we incurred a pre-tax loss for the six months ended June 30, 2020 of $93.5 million, we recorded an income tax benefit of $70.0 million primarily due to $65.0 million of estimated income tax benefit to be recognized under the CARES Act related to tax years 2018 and 2019 as a result of modification of the tax rules to allow the carryback of NOLs arising in 2018, 2019 and 2020 tax years to the five prior tax years and the increase to the business interest expense limitation under IRC Section 163(j). We recognized an income tax benefit, exclusive of the impact of the CARES Act to tax years 2018 and 2019, of $5.0 million primarily due to the favorable resolution of an uncertain tax position during the six months ended June 30, 2020.

Our overall effective tax rates for the six months ended June 30, 2020 and 2019 were 74.8% and (7.0)%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from continuing operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%. The $78.8 million change in income tax expense for the six months ended June 30, 2020, compared with the same period in 2019, was primarily due to recognition of the estimated impact of the CARES Act as well as the favorable resolution of an uncertain tax position during the six months ended June 30, 2020. See Note 16 – Income Taxes for additional information.

Financial Condition Summary	June 30, 2020	December 31, 2019	$ Change	% Change
Cash	$313,736	$428,339	$(114,603)	(27)%
Restricted cash	63,813	64,001	(188)	—
MSRs, at fair value	1,044,914	1,486,395	(441,481)	(30)
Advances, net	901,009	1,056,523	(155,514)	(15)
Loans held for sale	278,517	275,269	3,248	1
Loans held for investment, at fair value	6,730,656	6,292,938	437,718	7
Receivables	247,616	201,220	46,396	23
Other assets	730,177	601,514	128,663	21
Total assets	$10,310,438	$10,406,199	$(95,761)	(1)%

Total Assets by Segment
Servicing	$2,835,486	$3,378,515	$(543,029)	(16)%
Originations	6,965,683	6,459,367	506,316	8
Corporate Items and Other	509,269	568,317	(59,048)	(10)
	$10,310,438	$10,406,199	$(95,761)	(1)%

HMBS-related borrowings, at fair value	$6,477,616	$6,063,435	414,181	7%
Advance match funded liabilities	612,650	679,109	(66,459)	(10)
Other financing liabilities, at fair value	594,222	972,595	(378,373)	(39)
SSTL and other secured borrowings, net	847,331	1,025,791	(178,460)	(17)
Senior notes, net	311,484	311,085	399	—
Other liabilities	1,034,366	942,173	92,193	10
Total liabilities	9,877,669	9,994,188	(116,519)	(1)%

Total stockholders’ equity	432,769	412,011	20,758	5

Total liabilities and equity	$10,310,438	$10,406,199	$(95,761)	(1)%

Total Liabilities by Segment
Servicing	$2,444,558	$2,862,063	$(417,505)	(15)%
Originations	6,794,256	6,347,159	447,097	7
Corporate Items and Other	638,855	784,966	(146,111)	(19)
	$9,877,669	$9,994,188	$(116,519)	(1)%

Book value per share	$3.33	$3.06	$0.27	9%
Pro forma book value per share (1)	$49.93	$45.83	$4.10	9%

(1)
Pro forma book value per share reflects the number of common stock shares giving consideration for the 1-to-15 reverse stock split approved on July 28, 2020 and expected to be effective in August 2020, assuming it was retroactively effective as of each of the dates presented. See Note 13 – Equity and Note 17 – Basic and Diluted Earnings (Loss) per Share to the Unaudited Consolidated Financial Statements for additional information.

The $95.8 million decrease in our balance sheet for the six months ended June 30, 2020 is attributable to multiple offsetting changes. First, the MSR portfolio decreased by $441.5 million or 30%. The decrease is mostly due to the $263.7 million derecognition of NRZ related MSRs effective with the February 20, 2020 notice of termination of the subservicing agreement between NRZ and PMC, and a $197.6 million MSR valuation loss due to the decline in interest rates, mostly recognized in the first quarter of 2020 due to the distressed COVID-19 market conditions. Second, our cash balance decreased by $126.1 million to prepay a portion of the outstanding SSTL balance on January 27, 2020. Third, our total assets increased with an additional $437.7 million loans held for investment due to the continued growth of our reverse mortgage business. Fourth, the $128.7 million increase in other assets is mostly attributable to the increase in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total liabilities decreased by $116.5 million with similar effects as described above. First, the $378.4 million decline in Other financing liabilities is mostly due to the $263.7 million derecognition of NRZ pledged MSR liability on February 20, 2020 upon termination of the subservicing agreement between NRZ and PMC, and MSR valuation adjustments due to interest rates. Second, the SSTL liability decreased as a result of our $126.1 million prepayment on January 27, 2020. Third, our HMBS-related borrowings increased by $414.2 million due to the continued growth of our reverse mortgage business and its securitization. Fourth, the $92.2 million increase in other liabilities is mostly attributable to the increase in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total equity increased $20.8 million due to a $47.0 million adjustment to stockholders’ equity on January 1, 2020 as a result of our election to measure future reverse mortgage draw commitments at fair value in conjunction with the application of the new credit loss accounting standard, offset by the $23.5 million net loss for the six months ended June 30, 2020, and our repurchase of 5.7 million shares of our common stock during the first quarter.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay/collection fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per loan fees typically vary based on delinquency status. As of June 30, 2020, we serviced 1.4 million loans with an aggregate UPB of $206.0 billion. The average UPB of loans serviced during the second quarter of 2020 decreased by 14% or $34.0 billion compared to the second quarter of 2019, mostly due to portfolio runoff, net of newly originated and acquired MSRs and certain servicing transfers in the second quarter of 2019.
NRZ is our largest servicing client, accounting for 53% and 60% of the UPB and loans in our servicing portfolio as of June 30, 2020, respectively. NRZ servicing fees retained by Ocwen represented approximately 23% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ and excluding ancillary income, for both the three and six months ended June 30, 2020, and 27% for both the three and six months ended June 30, 2019. Consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen received under the renegotiated agreements. These upfront payments received from NRZ were deferred and recorded within Other income (expense), Pledged MSR liability expense, as they amortized through the term of the original agreements (April 2020).

The following table presents subservicing fees retained by Ocwen under the NRZ agreements and the amortization gain (including fair value change) of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Retained subservicing fees on NRZ agreements (1)	$25,523	$35,905	$54,855	$73,312
Amortization gain of the lump-sum cash payments received (including fair value change) recorded as a reduction of Pledged MSR liability expense	9,979	30,696	34,218	47,036
Total retained subservicing fees and amortization gain of lump-sum payments (including fair value change)	$35,502	$66,601	$89,073	$120,348

Average NRZ UPB (2)	$72,878,102	$123,856,714	$75,886,160	$126,114,653
Average annualized retained subservicing fees as a % of NRZ UPB	0.14%	0.12%	0.14%	0.12%

(1)	Excludes the servicing fees of loans under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and subservicing fees earned under subservicing agreements.

(2)	Excludes the UPB of loans subserviced under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and excludes the UPB of loans under subservicing agreements.
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
For those MSR sale transactions with NRZ that do not achieve sale accounting treatment, we present gross the pledged MSR as an asset and the corresponding liability amount pledged MSR liability on our balance sheet. Similarly, we present the total servicing fees and the fair value changes related to the MSR sale transactions with NRZ within Servicing and subservicing fees, net and MSR valuation adjustments, net, respectively. Net servicing fee remittance to NRZ and the fair value changes of the pledged MSR liability are separately presented within Pledged MSR liability expense and are offset by the two corresponding amounts presented in other statement of operations line items. We record both our pledged MSRs with NRZ and the associated MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the associated MSRs pledged, presented in MSR valuation adjustments, net. Although fair value changes are separately presented in our statement of operations, we are not exposed to any fair value changes of the MSR related to NRZ.
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements, which accounted for $37.1 billion loan UPB, or 285,237 loans at June 30, 2020. In connection with the termination, we are entitled to loan deboarding fees from NRZ. Loan deboarding is under discussion with NRZ and is currently planned for September and October 2020, though is subject to various requirements that may delay the process. This termination is for convenience and not for cause. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs associated with the $37.1 billion loan UPB were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We continue to service these loans until deboarding, and account for them as a subservicing relationship. Accordingly, we recognize subservicing fees associated with the subservicing agreement subsequent to February 20, 2020 and do not report any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Servicing and subservicing fees
Residential	$174,361	$238,536	(27)%	$385,188	$493,747	(22)%
Commercial	687	616	12	1,414	1,843	(23)
	175,048	239,152	(27)	386,602	495,590	(22)
Gain on loans held for sale, net	4,572	1,723	165	5,414	2,939	84
Other revenue, net	816	1,635	(50)	1,975	3,255	(39)
Total revenue	180,436	242,510	(26)	393,991	501,784	(21)

MSR valuation adjustments, net	(36,604)	(147,199)	(75)	(211,040)	(256,113)	(18)

Operating expenses
Compensation and benefits	28,675	40,834	(30)	55,461	81,237	(32)
Servicing and origination	12,811	17,157	(25)	27,745	42,043	(34)
Occupancy and equipment	8,345	11,868	(30)	17,375	24,475	(29)
Professional services	8,802	11,037	(20)	13,873	22,460	(38)
Technology and communications	6,701	7,649	(12)	13,956	17,149	(19)
Corporate overhead allocations	16,081	53,721	(70)	33,874	111,315	(70)
Other expenses	1,325	622	113	929	1,192	(22)
Total operating expenses	82,740	142,888	(42)	163,213	299,871	(46)

Other income (expense)
Interest income	1,438	1,872	(23)	3,324	4,165	(20)
Interest expense	(12,890)	(11,261)	14	(26,557)	(22,003)	21
Pledged MSR liability expense	(41,714)	(2,930)	n/m	(48,337)	(46,886)	3
Other, net	2,459	890	176	6,121	2,416	153
Total other expense, net	(50,707)	(11,429)	344	(65,449)	(62,308)	5

Income (loss) before income taxes	$10,385	$(59,006)	(118)%	$(45,711)	$(116,508)	(61)%
n/m: not meaningful

The following tables provide selected operating statistics:

	June 30,
	2020	2019	% Change
Residential Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (2)	$191.9	$220.7	(13)%
Non-performing loans	12.5	6.5	92
Non-performing real estate	1.6	2.1	(24)
Total (1)	206.0	229.3	(10)%

Conventional loans (3)	$90.8	$106.4	(15)%
Government-insured loans	33.4	29.2	14
Non-Agency loans	81.8	93.7	(13)
Total (1)	$206.0	$229.3	(10)%

Servicing portfolio	$77.0	$80.2	(4)%
Subservicing portfolio	20.0	27.4	(27)
NRZ (4)	109.0	121.7	(10)
Total (1)	$206.0	$229.3	(10)

Number:
Performing loans (2)	1,293,817	1,443,253	(10)%
Non-performing loans	63,819	36,860	73
Non-performing real estate	9,776	10,916	(10)
Total (1)	1,367,412	1,491,029	(8)%

Conventional loans (3)	576,361	639,648	(10)%
Government-insured loans	199,034	187,527	6
Non-Agency loans	592,017	663,854	(11)
Total (1)	1,367,412	1,491,029	(8)%

Servicing portfolio	471,811	487,933	(3)%
Subservicing portfolio	81,210	105,060	(23)
NRZ (4)	814,391	898,036	(9)
Total (1)	1,367,412	1,491,029	(8)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Residential Assets Serviced
Average UPB:
Servicing portfolio	$77.4	$78.9	(2)%	$75.5	$76.3	(1)%
Subservicing portfolio	18.6	38.6	(52)	17.7	44.6	(60)
NRZ (4)	111.5	123.9	(10)	114.9	126.1	(9)
Total	$207.5	$241.4	(14)%	$208.1	$247.0	(16)%

Prepayment speed (CPR) (5)	18.9%	15.2%	24%	17.1%	13.8%	24%
% Voluntary CPR (5)	14.5	10.5	38	12.5	9.1	37
% Involuntary CPR (5)	1.3	1.2	8	1.2	1.6	(25)

Average number:
Servicing portfolio	476,118	484,538	(2)%	462,415	473,961	(2)%
Subservicing portfolio	77,714	122,013	(36)	75,084	134,503	(44)
NRZ (5)	828,116	910,325	(9)	852,774	924,069	(8)
	1,381,948	1,516,876	(9)%	1,390,273	1,532,533	(9)%

Residential Servicing and Subservicing Fees
Loan servicing and subservicing fees:
Servicing	$51,737	$54,942	(6)%	$106,817	$107,457	(1)%
Subservicing	10,623	4,203	153	15,812	10,410	52
NRZ	88,405	141,091	(37)	208,073	296,938	(30)
	150,765	200,236	(25)	330,702	414,805	(20)
Late charges	12,619	13,182	(4)	27,217	28,520	(5)
Custodial accounts (float earnings)	1,590	13,288	(88)	7,720	25,198	(69)
Loan collection fees	2,741	3,395	(19)	6,993	7,657	(9)
HAMP fees	20	1,565	(99)	428	3,342	(87)
Other	6,626	6,870	(4)	12,128	14,225	(15)
	$174,361	$238,536	(27)%	$385,188	$493,747	(22)%

Number of Completed Modifications
Non-HAMP	7,263	5,051	44	15,588	13,083	19
HAMP	—	250	(100)%	—	503	(100)%
Total	7,263	5,301	37%	15,588	13,586	15%

n/m: not meaningful

(1)
Includes 35,214 and 33,521 reverse mortgage loans, recorded on our balance sheet and classified as loans held for investment, with a UPB of $6.5 billion and $5.8 billion at June 30, 2020 and 2019, respectively.

(2)
Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(3)
Conventional loans include 103,611 and 123,747 prime loans with a UPB of $18.9 billion and $28.1 billion at June 30, 2020 and 2019, respectively, which we service or subservice. Prime loans are generally good credit quality loans that meet GSE underwriting standards.

(4)	Loans serviced or subserviced pursuant to our agreements with NRZ.

(5)	Average CPR includes voluntary and involuntary prepayments and scheduled principal amortization (not reflected in the above table).

	June 30, 2020				December 31, 2019
Dollars in millions	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Advances by investor type
Conventional	$3	$20	$10	$34	$4	$20	$27	$51
Government-insured	—	34	27	62	—	47	26	73
Non-Agency	333	301	172	805	410	354	168	932
Total, net	$336	$355	$209	$901	$414	$421	$221	$1,056

	June 30, 2020		December 31, 2019
Advances by MSR ownership	Advances ($ millions)	UPB ($ billions) (3)	Advances ($ millions)	UPB ($ billions) (3)
Servicer	$848	$70.5	$976	$67.6
Master Servicer (1)	4	1.7	—	1.8
Subservicer	40	20.0	38	17.3
NRZ (2)	9	109.0	42	118.6
Total, net (3)	$901	$201.2	$1,056	$205.3

(1)	Excludes relationships where we are both master servicer and servicer (included in Servicer).

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Financing Costs
Average balance of advances	$908,111	$1,147,164	(21)%	$987,683	$1,087,925	(9)%
Average borrowings
Advance match funded liabilities	625,360	646,369	(3)	649,900	681,813	(5)
Other secured borrowings	437,069	74,074	490	555,595	83,585	565%
Interest expense on borrowings
Advance match funded liabilities	7,311	7,045	4	12,976	14,697	(12)
Other secured borrowings	4,422	1,206	267	10,059	2,921	244
Effective average interest rate
Advance match funded liabilities	4.68%	4.36%	7%	3.99%	4.31%	(7)%
Other secured borrowings	4.05	6.51	(38)	3.62	6.99	(48)
Facility costs included in interest expense	$3,548	$1,369	159%	$5,741	$2,652	116%
Average 1ML	0.36%	2.44%	(85)%	0.90%	2.47%	(64)%

Average Employment
India and other	3,018	3,497	(14)%	3,019	3,585	(16)%
U.S.	747	1,452	(49)%	751	1,482	(49)%
Total	3,765	4,949	(24)%	3,770	5,067	(26)%

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB (in billions)		Count
	2020	2019	2020	2019
Portfolio at January 1	$212.4	$256.0	1,419,943	1,562,238
Additions (1) (2)	6.9	4.7	28,781	16,419
Sales	(0.1)	(0.1)	(720)	(723)
Servicing transfers (2)	(2.2)	(0.4)	(8,527)	(3,092)
Runoff	(8.2)	(9.1)	(43,161)	(40,491)
Portfolio at March 31	$208.8	$251.1	1,396,316	1,534,351
Additions (1)	8.5	8.9	28,949	34,123
Sales	(0.1)	(0.2)	(720)	(1,288)
Servicing transfers (2)	(0.9)	(20.7)	(3,862)	(29,625)
Runoff	(10.2)	(9.8)	(53,271)	(46,532)
Portfolio at June 30	$206.0	$229.3	1,367,412	1,491,029

(1)
Additions in the second quarter of 2020 include purchased MSRs on portfolios consisting of 1,682 loans with a UPB of $0.5 billion that have not yet transferred to the Black Knight MSP servicing system as of June 30, 2020. Additions in the first quarter of 2020 include purchased MSRs on portfolios consisting of 12,584 loans with a UPB of $2.4 billion that had not transferred to the Black Knight MSP servicing system as of March 31, 2020. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis until the servicing transfer date.

(2)
Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter. To conform to the current period presentation, 6,186 short-term interim subservicing loans with a UPB of $1.2 billion previously reported as additions and servicing transfers for the quarter ended June 30, 2019 are not reflected in the table above.

The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSR, excluding NRZ during the second quarter of 2020:

	Quarter ended June 30, 2020
	Fair Value				UPB
	Conventional	Government- insured	Non- Agency	Total	Conventional	Government-insured	Non- Agency	Total
Beginning balance	$216.5	$80.2	$161.3	$458.0	$30.0	$15.3	$24.8	$70.1
Additions
New cap.	7.1	2.0	—	9.1	0.8	0.2	—	1.0
Purchases	15.3	—	—	15.3	2.8	—	0.2	3.0
Servicing transfers and adjustments	—	—	1.3	1.3	—	—	—	—
Sales/calls	—	—	(0.1)	(0.1)	—	—	—	—
Change in fair value
Runoff	(14.4)	(2.7)	(5.6)	(22.7)	(2.8)	(0.8)	(1.2)	(4.8)
Assumptions	7.2	(3.6)	(2.1)	1.5	—	—	—	—
Ending balance	$231.7	$75.9	$154.8	$462.4	$30.8	$14.7	$23.8	$69.3
Three Months Ended June 30, 2020 versus 2019
Servicing and subservicing fee revenue declined by $64.1 million, or 27%, as compared to the second quarter of 2019, with a $52.7 million decline in NRZ servicing fees, mostly due to the decline in the UPB serviced for NRZ, derecognition of MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020, and, to a lesser impact, the COVID-19 market environment. The average UPB of our portfolio declined 14% as compared to the second quarter of 2019, mostly due to portfolio runoff, net of newly originated and acquired MSRs and certain servicing transfers in the second quarter of 2019.
While our servicing fees with NRZ decreased due to derecognition of MSRs in connection with the termination of the PMC servicing agreement by NRZ on February 20, 2020, the net servicing fee retained by Ocwen was not materially impacted during the period by such termination as we continue to subservice the loans through deboarding. The termination of the PMC servicing agreement by NRZ both reduced the amount of servicing fee collected on behalf of NRZ that is reported as Servicing and subservicing fees and the amount of servicing fee remitted to NRZ that is reported as Pledged MSR liability expense, without any impact on the net servicing fee retained, that is reported as subservicing fee after February 20, 2020. Ocwen will not perform any subservicing of the loans subject to termination and will not earn any subservicing fee after loan deboarding, which is currently planned for September and October 2020, though is subject to various requirements that may delay the process.
As discussed in the COVID-19 section above, our servicing fees also decreased as a result of the loans under forbearance that were not paying during the second quarter of 2020. We did not recognize any servicing fees on GSE loans under forbearance and have a shortfall of one month of servicing fees for PLS loans under forbearance.
Ancillary income declined by $14.7 million primarily due to an $11.7 million, or 88%, decline in float income as compared to the second quarter of 2019 that was mainly due to lower interest rates, with the average 1-month LIBOR rate dropping more than 200 basis points as compared to the second quarter of 2019. The combined effect of lower servicing volume, as discussed above, and the COVID-19 environment with no late fees or collection fees on loans under forbearance also contributed to the decline in ancillary income. Revenue recognized in connection with loan modifications, including servicing fees, late charges and HAMP fees, increased 22% to $9.5 million for the second quarter of 2020 as compared to $7.8 million in the second quarter of 2019.
We reported a $36.6 million loss in MSR valuation adjustments, net in the second quarter of 2020. This decline in MSR fair value is driven by $30.9 million portfolio runoff and a $13.3 million loss due to the decline in interest rates and assumptions, partially offset by a $7.5 million favorable fair value gain from our MSR hedging strategy. The fair value loss reported in MSR valuation adjustments, net, decreased $110.6 million, or 75%, as compared to the second quarter of 2019, primarily due to derecognition of MSRs in connection with the notice of termination of the PMC agreement by NRZ on

February 20, 2020, the impact of interest rates and the effects of the MSR hedging program implemented on September 1, 2019. The value of the MSRs under the PMC agreement with NRZ declined $63.6 million in the second quarter of 2019. The 10-year swap rate declined 8 basis points in the second quarter of 2020, as compared to a 45 basis-point decline in the second quarter of 2019.
The $36.6 million loss reported in MSR valuation adjustments, net is partially offset by a $9.1 million gain reported in our statement of operations relating to the pledged MSR liability. MSRs have been sold under different agreements that did not qualify for sale accounting treatment and, therefore are reported as MSR assets together with an associated liability for the MSR failed-sale secured borrowing at fair value. Because both pledged MSRs and the associated MSR liability are measured at fair value, changes in fair value offset each other, although they are separately presented in our statement of operations, as MSR valuation adjustments, net and Pledged MSR liability expense, respectively. The following table summarizes the fair value change impact on our statement of operations of our total MSRs and the MSRs liability associated with the NRZ failed-sale accounting treatment during the second quarter of 2020:

In millions	Total Change in Fair Value	Runoff	Rate and Assumption Change	MSR Hedging
MSR valuation adjustments, net (1)	$(36.6)	$(30.9)	$(13.3)	$7.5
Pledged MSR liability expense - Fair value changes (2)	9.1	8.1	1.0	—
Total	$(27.5)	$(22.8)	$(12.3)	$7.5

(1)	Excludes $13.2 million gain on the revaluation of MSR purchased in a disorderly market, that is recognized in the Originations segment.

(2)
Includes changes in fair value, including runoff and settlement, of the NRZ related MSR liability under the Original Rights to MSRs Agreements and PMC MSR Agreements. See Note 8 — Rights to MSRs for further information.

The notice of termination of the PMC servicing agreement with NRZ in February 2020 resulted in the derecognition of the associated MSR and pledged MSR liability. Accordingly, since February 2020, we have not recorded any fair value changes of the MSR and the pledged MSR liability relating to the NRZ PMC subservicing agreement, which resulted in lower runoff, and lower volatility due to rates and assumptions (due to lower UPB) in the above two individual line items of our statement of operations in the second quarter of 2020.
As described in the table above, Ocwen’s MSR portfolio, net of the pledged MSR liability, incurred a fair value loss due to interest rates and assumptions of $12.3 million in the second quarter of 2020, that was partially offset by a $7.5 million fair value gain on our MSR hedging strategy. Our macro-hedge strategy includes other financial instruments not presented in this table. Refer to Item 3 - Quantitative and qualitative disclosures about market risk for further detail on our hedge strategy and its effectiveness.
Operating expenses decreased $60.1 million, or 42%, as compared to the second quarter of 2019, mostly due to our integration and cost reduction initiatives that favorably and equally impacted our direct cost to service and our corporate overhead cost allocation, as discussed below.
Compensation and benefits expense declined $12.2 million, or 30%, as compared to the second quarter of 2019, due to our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Our average total servicing headcount decreased 24% compared to the second quarter of 2019. The decline in compensation and benefits is also due to the change in the composition of our headcount with relatively more offshore, and less U.S. resources. Offshore headcount, whose average compensation cost is relatively lower, increased from 71% to 80% of total headcount, compared to the second quarter of 2019.
Servicing and origination expense declined $4.3 million, or 25%, as compared to the second quarter of 2019, primarily due to a $3.7 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in the volume of claims due to the COVID-19 moratorium and a general decline in other servicer-related expenses that was primarily driven by a 9% reduction in the average number of loans in our servicing portfolio. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.
Occupancy and equipment expense decreased $3.5 million, or 30%, as compared to the second quarter of 2019, largely because of the effect of the decline in the size of the servicing portfolio on various direct and allocated expenses, and the decline in our overall occupancy and equipment expenses due to certain facility closures as part of the integration of PHH.
Professional services expense declined $2.2 million, or 20%, as compared to the second quarter of 2019, primarily due to a $4.2 million decline in legal fees largely due to declines in legal expenses relating to the PHH integration and litigation and a decline in fees incurred in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs, partially offset by a $1.3 million increase in outsourcing expenses to manage the call center increased activity due to COVID-19.
Corporate overhead allocations declined $37.6 million, as compared to the second quarter of 2019, primarily due to lower legal fees, technology expenses and compensation and benefits. The relative weight of average headcount to the consolidated organization declined as compared to the second quarter of 2019. Furthermore, the allocation methodology of corporate overhead was updated in the first quarter 2020 and resulted in lower expenses being allocated to the Servicing segment. Refer to the Corporate Items and Other segment discussion.
Interest expense increased by $1.6 million, or 14%, as compared to the second quarter of 2019, primarily because of the new MSR financing facilities entered into during the third and fourth quarters of 2019.
Pledged MSR liability expense increased $38.8 million, as compared to second quarter of 2019, largely due to termination of the PMC servicing agreement by NRZ on February 20, 2020, final amortization of the 2017/2018 upfront cash payments in April 2020 and a lower UPB serviced. Fair value gains and runoff on the PMC MSR Agreements for the second quarter of 2019 were $47.8 million and $15.8 million, respectively, and the 2017/18 lump sum amortization gain was $20.7 million lower in the second quarter of 2020. The notice of termination of the PMC servicing agreement with NRZ in February 2020 resulted in the derecognition of the associated MSR and pledged MSR liability. Accordingly, since February 2020, we have not recorded any fair value changes of the MSR and the pledged MSR liability relating to the NRZ PMC subservicing agreement, which resulted in lower runoff, and lower volatility due to rates and assumptions (due to lower UPB) in the above two individual line items of our statement of operations in the second quarter of 2020. These increases in Pledged MSR liability expense were partially offset by a $42.3 million lower net servicing fee remittance to NRZ as compared to the second quarter of 2019. Pledged MSR liability expense relates to the MSR sale agreements with NRZ that do not achieve sale accounting and are presented on a gross basis in our financial statements. The $41.7 million expense in the second quarter of 2020 primarily includes a $62.9 million net servicing fee remittance to NRZ partially offset by a $10.0 million amortization gain related to the lump-sum cash payments received from NRZ in connection with the 2017 Agreements and New RMSR Agreements in 2017 and 2018, and a $9.1 million fair value gain on the pledged MSR liability. See Note 8 — Rights to MSRs to the Unaudited Consolidated Financial Statements.

	Three Months Ended June 30,		Change
Amounts in millions	2020	2019	2020 vs 2019
Net servicing fee remittance to NRZ (a)	$62.9	$105.2	$(42.3)
2017/2018 lump sum amortization (gain)	(10.0)	(30.7)	20.7
Pledged MSR liability fair value (gain) loss (b)	(9.1)	(73.3)	64.2
Other	(2.1)	1.7	(3.8)
Pledged MSR liability expense	$41.7	$2.9	$38.8

(a)	Offset by corresponding amount recorded in Servicing and subservicing fee - See table below.

(b)	Offset by corresponding amount recorded in MSR valuation adjustments, net - See table below.
The table below reflects the condensed consolidated statement of operations together with the included amounts related to the NRZ pledged MSRs that offset each other (nil impact on net income/loss). Net servicing fee remittance and pledged MSR fair value changes are presented on a gross basis and are offset by corresponding amounts presented in other statement of operations line items. In addition, because we record both our pledged MSRs and the associated pledged MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the MSRs pledged, presented in MSR valuation adjustments, net. Accordingly, only the $10.0 million lump sum amortization gain and the $2.1 million in “Other” affect our net earnings.

	Three Months Ended June 30,
	2020		2019
Dollars in millions	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)
Total revenue	$227.0	$62.9	$274.3	$105.2
MSR valuation adjustments, net	(23.4)	(9.1)	(147.3)	(73.3)
Total operating expenses	144.8	—	184.2	—
Total other expense, net	(64.9)	(53.7)	(27.2)	(31.8)
Loss before income taxes	$(6.1)	$—	$(84.4)	$—

(a)	Amounts included in the specific statement of operations line items.
Six Months Ended June 30, 2020 versus 2019
Servicing and subservicing fee revenue declined by $109.0 million, or 22%, as compared to the six months ended June 30, 2019, with a $88.9 million decline in NRZ servicing fees, mostly due to the decline in the UPB serviced for NRZ, the termination of the PMC agreement by NRZ on February 20, 2020, and to a lesser impact, the COVID-19 market environment. The average UPB of our portfolio declined 16% as compared to the six months ended June 30, 2019, mostly due to portfolio runoff, net of newly originated and acquired MSRs and certain servicing transfers in the second quarter of 2019.
While our servicing fees with NRZ decreased due to derecognition of MSRs in connection with the notice of termination of the PMC servicing agreement by NRZ on February 20, 2020, the net servicing fee retained by Ocwen was not materially impacted during the period by such termination as we continue to subservice the loans through deboarding. The notice of termination of the PMC servicing agreement by NRZ both reduced the amount of servicing fee collected on behalf of NRZ that is reported as Servicing and subservicing fees and the amount of servicing fee remitted to NRZ that is reported as Pledged MSR liability expense, without any impact on the net servicing fee retained, that is reported as subservicing fee after February 20, 2020. Ocwen will not perform any subservicing of the loans subject to termination and will not earn any subservicing fee after loan deboarding, which is currently planned for September and October 2020, though is subject to various requirements that may delay the process.
As discussed in the COVID-19 section above, our servicing fees also decreased as a result of the loans under forbearance that were not paying during the second quarter of 2020. We did not recognize any servicing fees on GSE loans under forbearance and have a shortfall of one month of servicing fees for PLS loans under forbearance.
Ancillary income declined by $24.5 million primarily due to the $17.5 million, or 69%, decline in float income as compared to the six months ended June 30, 2019 mainly due to the combined effect of lower custodial account balances and lower interest rates, with the average 1-month LIBOR rate dropping more than 150 basis points in the first half of 2020 as compared to the same period of 2019. The combined effect of lower servicing volume, as discussed above, and the COVID-19 environment with no late fees or collection fees on loans under forbearance also contributed to the decline. Revenue recognized in connection with loan modification HAMP fees decreased $2.9 million due to the expiration of the program.
We reported a $211.0 million loss in MSR valuation adjustments, net for the six months ended June 30, 2020. This decline in MSR fair value is driven by a $170.0 million loss due to the decline in interest rates and assumptions and $83.9 million portfolio runoff, partially offset by a $42.8 million favorable fair value gain from our MSR hedging strategy. The fair value loss reported in MSR valuation adjustments, net, decreased $45.1 million, or 18%, as compared to the six months ended June 30, 2019, primarily due to the notice of termination of the PMC agreement by NRZ on February 20, 2020 ($114.5 million decline in the MSRs during the six months ended June 30, 2019) and the effects of the MSR hedging program implemented on September 1, 2019, offset in part by the impact of interest rates with a 126 basis-point decline in the 10-year swap rate during six months ended June 30, 2020, as compared to the 75 basis-point decline for the six months ended June 30, 2019.
The $211.0 million loss reported in MSR valuation adjustments, net is partially offset by a $66.0 million gain reported in our statement of operations relating to the pledged MSR liability. The following table summarizes the fair value change impact on our statement of operations of our total MSRs and the MSRs liability associated with the NRZ failed-sale accounting treatment during the six months ended June 30, 2020:

In millions	Total Change in Fair Value	Runoff	Rate and Assumption Change	MSR Hedging
MSR valuation adjustments, net (1)	$(211.0)	$(83.9)	$(170.0)	$42.8
Pledged MSR liability expense - Fair value changes (2)	66.0	33.4	32.6	—
Total	$(145.0)	$(50.5)	$(137.4)	$42.8

(1)	Excludes $13.5 million gain recognized in the Originations segment.

(2)
Includes changes in fair value, including runoff and settlement, of the NRZ related MSR liability under the Original Rights to MSRs Agreements and PMC MSR Agreements. See Note 8 — Rights to MSRs for further information.

As described in the table above, Ocwen’s MSR portfolio, net of the pledged MSR liability, incurred a fair value loss due to interest rates of $137.4 million during the six months ended June 30, 2020, that was partially offset by a $42.8 million fair value gain due to our MSR hedging strategy. Our macro-hedge strategy includes other financial instruments not presented in this table. Refer to Item 3 - Quantitative and qualitative disclosures about market risk for further detail on our hedge strategy and its effectiveness.
Operating expenses decreased $136.7 million, or 46%, as compared to the six months ended June 30, 2019, mostly due to our integration and cost reduction initiatives that favorably and equally impacted our direct cost to service and our corporate overhead cost allocation, as discussed below.
Compensation and benefits expense declined $25.8 million, or 32%, as compared to the six months ended June 30, 2019, due to our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Our average total servicing headcount decreased 26% compared to the six months ended June 30, 2019. The decline in compensation and benefits is also due to the change in the composition of our headcount with relatively more offshore, and less U.S. resources. Offshore headcount, whose average compensation cost is relatively lower, increased from 71% to 80% of total headcount, compared to the six months ended June 30, 2019.
Servicing and origination expense declined $14.3 million, or 34%, as compared to the six months ended June 30, 2019, primarily due to a $6.1 million reduction in government-insured claim loss provisions on reinstated or modified loans in line with a decline in the volume of claims and a general decline in other servicer-related expenses that was primarily driven by a 9% reduction in the average number of loans in our servicing portfolio.
Occupancy and equipment expense decreased $7.1 million, or 29%, as compared to the six months ended June 30, 2019, largely because of the effect of the decline in the size of the servicing portfolio on various direct and allocated expenses, including mailing services, and the decline in our overall occupancy and equipment expenses due to certain facility closures as part of the integration of PHH.
Professional services expense declined $8.6 million, or 38%, as compared to the six months ended June 30, 2019, primarily due to a $9.9 million decline in legal fees relating to the PHH integration and litigation and a decline in fees incurred in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs, partially offset by a $1.3 million increase in outsourcing expenses to manage the call center increased activity due to COVID-19 in the second quarter of 2020.
Technology and communication expense declined $3.2 million or 19%, as compared to the six months ended June 30, 2019, primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP in June 2019.
Corporate overhead allocations declined $77.4 million, as compared to the six months ended June 30, 2019, primarily due to lower legal fees, technology expenses and compensation and benefits. The relative weight of average headcount to the consolidated organization declined as compared to the six months ended June 30, 2019. Furthermore, the allocation methodology of corporate overhead was updated in the first quarter 2020 and resulted in lower expenses being allocated to the Servicing segments. Refer to the Corporate Items and Other segment discussion.
Interest expense increased by $4.6 million, or 21%, as compared to the six months ended June 30, 2019, primarily because of the new MSR financing facilities entered into during the third and fourth quarters of 2019, partially offset by a reduction in interest expense relating to servicing advances.
Pledged MSR liability expense increased $1.5 million, as compared to the six months ended June 30, 2019, primarily as a result of notice of termination of the PMC servicing agreement by NRZ on February 20, 2020, final amortization of the 2017/2018 upfront cash payments in April 2020 and a lower UPB serviced. Fair value gains and runoff on the PMC MSR Agreements declined $40.2 million and $26.1 million, respectively, and the 2017/18 lump sum amortization gain was $12.8 million lower, offset by $70.4 million lower net servicing fee remittance to NRZ. The $48.3 million expense in the six months ended June 30, 2020 primarily includes a $153.2 million net servicing fee remittance to NRZ partially offset by a $34.2 million amortization gain related to the lump-sum cash payments and a $66.0 million fair value gain on the pledged MSR liability.

	Six Months Ended June 30,		Change
Amounts in millions	2020	2019	2020 vs 2019
Net servicing fee remittance to NRZ (a)	$153.2	$223.6	$(70.4)
2017/2018 lump sum amortization (gain)	(34.2)	(47.0)	12.8
Pledged MSR liability fair value (gain) loss (b)	(66.0)	(133.4)	67.4
Other	(4.7)	3.7	(8.4)
Pledged MSR liability expense	$48.3	$46.9	$1.4

(a)	Offset by corresponding amount recorded in Servicing and subservicing fee - See table below.

(b)	Offset by corresponding amount recorded in MSR valuation adjustments, net - See table below.
The table below reflects the condensed consolidated statement of operations together with the included amounts related to the NRZ pledged MSRs that offset each other (nil impact on net income/loss).

	Six Months Ended June 30,
	2020		2019
Dollars in millions	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)
Total revenue	$480.9	$153.2	$578.2	$223.6
MSR valuation adjustments, net	(197.6)	(66.0)	(256.3)	(133.4)
Total operating expenses	282.0	—	355.3	—
Total other expense, net	(94.8)	(87.2)	(92.0)	(90.3)
Loss before income taxes	$(93.5)	$—	$(125.4)	$—

ORIGINATIONS
We source our servicing portfolio through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the GSE Cash Window and Co-issue programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (FHA or VA) forward mortgages, generally servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of HMBS that are guaranteed by Ginnie Mae. In addition to our originated MSRs, we acquire MSRs through flow purchase agreements, the GSE Cash Window and Co-Issue programs and bulk MSR purchases, and we acquire new subservicing through our enterprise sales.
We originate and purchase conventional and government-insured forward mortgage loans through our recapture and correspondent lending channels. Our forward lending efforts are principally focused on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (i.e., portfolio recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. In addition, we re-entered the forward lending correspondent channel in the second quarter of 2019 to drive higher servicing portfolio replenishment.
A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Our lending activity partially mitigates this risk. Origination volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline.
Effective June 1, 2019, we no longer perform any portfolio recapture on behalf of NRZ. Previously under the terms of our agreements with NRZ, to the extent we refinanced a loan underlying the MSRs subject to these agreements, we were obligated to transfer such recaptured MSR to NRZ under the terms of a separate subservicing agreement.
We originate and purchase reverse mortgages through our retail, wholesale and correspondent lending channels under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. In the second half of 2019, we started originating proprietary reverse mortgage loans that are not FHA-guarantee eligible and are sold servicing-released to third parties. We retain the servicing rights to reverse HECM loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.6 billion at June 30, 2020. These draws are funded by the servicer and can be subsequently securitized or sold (Future Value). We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws. For loans purchased or originated after December 31, 2018, we previously elected to fair value future draw commitments. We elected to recognize non-cancellable future draw commitments at fair value for loans purchased or originated before January 1, 2019 in conjunction with the adoption of the new credit loss accounting standard, and recognized a one-time adjustment of $47.0 million to stockholders’ equity on January 1, 2020. Accordingly, as of January 1, 2020, the non-cancellable future draw commitments related to all reverse loans are reported at fair value. See Note 1 - Organization and Basis of Presentation to the Unaudited Consolidated Financial Statements for additional information. On March 15, 2020, as part of Ocwen's legal entity restructuring, Liberty transferred substantially all of its assets, liabilities, contracts and employees to PMC. We continue to originate and service reverse mortgage loans under the brand name Liberty Reverse Mortgage.
For the three months ended June 30, 2020, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $978.3 and $213.9, respectively. Loans are originated or acquired through three primary channels: correspondent lender relationships, broker relationships (wholesale) and directly with mortgage customers (recapture for forward loans and retail for reverse loans). Loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest.
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
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. We recognize the fair value of the liability for our representations and warranties at the time of the loan sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the mortgage loan investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. We actively monitor our counterparty risk associated with our network of correspondent lenders-sellers. We do not provide any origination representations and warranties in connection with our MSR acquisitions through MSR flow purchase agreements or GSE Cash Window programs.
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
We are actively managing the size and diversifying the sources of our servicing portfolio through our lending channels and through MSR acquisitions, including MSR flow purchases, GSE Cash Window and bulk acquisitions, based on our capital availability that are prudent and well-executed with appropriate financial return targets. We closed MSR flow acquisitions with $0.5 billion UPB and opportunistically purchased $2.3 billion UPB MSR through the GSE Cash Window during the three months ended June 30, 2020.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Gain on loans held for sale, net	$28,975	$6,595	339%	$41,464	$14,352	189%
Reverse mortgage revenue, net	13,759	20,493	(33)	36,556	52,616	(31)
Other revenue, net	2,811	1,706	65	5,172	2,917	77
Total revenue	45,545	28,794	58	83,192	69,885	19

MSR valuation adjustments, net	13,170	(69)	n/m	13,486	(153)	n/m

Operating expenses
Compensation and benefits	13,356	11,501	16	26,273	23,943	10
Servicing and origination	4,291	3,996	7	8,997	7,857	15
Occupancy and equipment	1,422	1,665	(15)	2,880	3,521	(18)
Technology and communications	1,346	1,121	20	2,066	1,802	15
Professional services	1,881	517	264	2,995	862	247
Corporate overhead allocations	4,704	1,661	183	9,128	3,346	173
Other expenses	1,750	496	253	3,369	873	286
Total operating expenses	28,750	20,957	37	55,708	42,204	32

Other income (expense)
Interest income	1,874	1,546	21	4,140	3,095	34
Interest expense	(2,399)	(1,399)	71	(5,260)	(3,067)	72
Other, net	(1)	444	(100)	(30)	663	(105)
Total other income (expense), net	(526)	591	(189)	(1,150)	691	(266)

Income before income taxes	$29,439	$8,359	252%	$39,820	$28,219	41%
n/m: not meaningful

The following table provides selected operating statistics for our Originations segment:

	June 30,
UPB in millions	2020	2019	% Change	December 31, 2019	% Change
Short-term loan funding commitments
Forward loans	$477,471	$95,823	398%	$204,021	134%
Reverse loans	30,161	22,276	35	28,545	6

Future Value (1)	39,916	59,953	(33)%	47,038	(15)

Future draw commitment (UPB) (2)	1,597.0	1,489.4	7%	1,502.2	6

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
UPB in millions
Originations by Channel
Forward loans (3)
Correspondent	$659.8	$3.3	n/m	$1,174.1	$3.3	n/m
Recapture	318.6	147.4	116	514.5	358.6	43
GSE Cash Window / Flow MSR	2,841.0	4.7	n/m	4,184.2	4.7	n/m
	$3,819.4	$155.4	n/m	$5,872.8	$366.6	n/m

% Purchase loan production	17	10	70	21	6	250
% Refinance loan production	83	90	(8)	79	94	(16)

Reverse loans (4)
Correspondent	$100.4	$83.2	21%	$216.6	$171.8	26%
Wholesale	81.7	44.1	85	160.7	86.4	86
Retail	31.8	14.9	113	62.6	25.3	147
	$213.9	$142.2	50%	$439.9	$283.5	55%

Average Employment
U.S.	442	407	9%	433	451	(4)%
India and other	146	115	27	118	123	(4)
Total	588	522	13%	551	574	(4)%

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

(3)
Includes the UPB of loans originated through the recapture channel, the UPB of loan acquired through the correspondent forward channel, and the UPB of loans for which MSRs were acquired through the GSE Cash Window and flow purchases.

(4)
New loan production excludes reverse tail draws by borrowers disbursed subsequent to origination of $59.6 million and $73.7 million for the three months ended June 30, 2020 and 2019, and $138.3 million and $146.5 million for the six months ended June 30, 2020 and 2019, respectively.

Three Months Ended June 30, 2020 versus 2019
Total revenue increased $16.8 million, or 58%, as compared to the second quarter of 2019, primarily due to a $22.4 million increase in gain on loans held for sale, net partially offset by a $6.7 million decline in Reverse mortgage revenue, net.

Gain on loans held for sale, net increased $22.4 million, or 339%, as compared to the second quarter of 2019, mostly due to the $827.7 million, or 549% increase in total forward loan production, partially offset by a lower average gain on sale margin. The volume increase is predominantly due to the $659.8 million production of the second quarter of 2020 from our correspondent channel that we re-started in the second quarter of 2019. Our pipeline, or lock commitments, significantly increased in the second quarter of 2020 mostly due to refinance opportunities in the market driven by the mortgage rate decrease. The volume increase resulted in a $9.1 million capitalization of originated MSRs (retained on transfers of forward mortgage loans) in the second quarter of 2020 as compared to a $0.8 million capitalization in the second quarter of 2019, despite a decline in the MSR capitalization prices in these periods. The lower average gain on sale margin is mainly due to the increased relative weight of our lower-margin correspondent production.
The $6.7 million decrease in Reverse mortgage revenue, net in the second quarter of 2020 as compared to the second quarter of 2019 is primarily the result of a decline in the portfolio fair value due to rates and assumptions and the fair value election on January 1, 2020 of tail draws. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS-related borrowings. However, a decrease in tail gain assumptions more than offset the favorable impact of lower interest rates and margin improvement. The net fair value decline due to pricing conditions also more than offset the favorable impact of our volume growth. We increased our reverse lending volume by $71.8 million, or 50%, as compared to the second quarter of 2019, and generated $4.4 million higher cash realized gain on securitization. We continued to execute on our growth strategy and increased volumes in all channels, including purchases with former customers and increased wallet share with existing customers. Our volume growth exceeds the increase in industry endorsements for the comparable period. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA, increased from 8,144 to 10,848, or 33%, when comparing the three months ended June 30, 2020 and 2019. During the second quarter 2019, we recorded gains on the securitization of tail draws. Since January 1, 2020, the fair value of tail draws is included in the fair value of the portfolio and the gains on securitization of tails draws is a component of the runoff of the portfolio.
MSR valuation adjustments, net gain of $13.2 million in the second quarter of 2020 is due to the recognition of revaluation gains on certain MSRs opportunistically purchased through the GSE Cash Window and, to a lesser extent, certain MSR flow purchase agreements in a disorderly market. Due to the market dislocation created by the COVID-19 environment, we seized the opportunity to purchase certain MSRs with a purchase price at a discount to fair value. In addition, as an aggregator of MSRs, we recognized valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns.
Operating expenses increased $7.8 million, or 37%, as compared to the second quarter of 2019, primarily due to a $3.0 million increase in corporate overhead allocations and increases in our direct expenses. Certain expenses are variable, and as a result, as origination volume increased so did the related expenses. Examples include commissions, recorded in Compensation and benefits expense, and advertising expense, recorded in Other expenses. Total average headcount increased 13% as compared to the second quarter of 2019, reflecting increases in staffing levels as part of our initiative to increase volume, including our re-entry into the forward lending correspondent channel in the second quarter of 2019. Compensation expense as compared to the second quarter of 2019 increased by $1.9 million, or 16%, due to higher commissions on higher origination volume and despite a decrease in average higher-cost U.S. headcount to 75% of the total from 78% for the three months ended June 30, 2019. The $3.0 million increase in corporate overhead allocations is mostly attributed to the increase in our origination volume and the increase in the relative weight of average headcount to the consolidated organization, as compared to the second quarter of 2019. The increase in corporate overhead allocations due to the allocation drivers is partially offset by the effects of our cost re-engineering initiatives.
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increases in interest income and interest expense as compared to the second quarter of 2019 is primarily the result of the increase in loan production.
Six Months Ended June 30, 2020 versus 2019
Total revenue increased $13.3 million, or 19% as compared to the six months ended June 30, 2019, primarily due to a $27.1 million increase in gain on loans held for sale, net offset in part by a $16.1 million decrease in Reverse mortgage revenue, net.
Gain on loans held for sale, net increased $27.1 million, or 189%, as compared to the six months ended June 30, 2019, mostly due to the $1.3 billion, or 367% increase in total forward loan production, partially offset by a lower average gain on sale margin. The volume increase is predominantly due to the $1.2 billion production in the first six months of 2020 from our correspondent channel. Our pipeline, or lock commitments, significantly increased in the first six months of 2020 mostly due to refinance opportunities in the market driven by the mortgage rate decrease. The volume increase resulted in a $15.7 million capitalization of originated MSRs in the first six months of 2020 as compared to a $1.6 million capitalization in the six months ended June 30, 2019, despite a decline in the MSR capitalization prices in these periods. The lower average gain on sale margin is mainly due to the increased relative weight of our lower-margin correspondent production.
The $16.1 million decrease in Reverse mortgage revenue, net as compared to the six months ended June 30, 2019 is primarily due to the COVID-19 market conditions adversely impacting the portfolio fair value as of June 30, 2020, and the fair value election on January 1, 2020 of tail draws. Margin compression due to the COVID-19 market conditions and a decrease in tail gain assumptions more than offset the favorable impact of lower interest rates. The net fair value decline due to pricing conditions also more than offset the favorable impact of our volume growth. We increased our reverse lending volume by $156.5 million, or 55%, as compared to the six months ended June 30, 2019, and generated $6.7 million higher cash realized gain on securitization. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA, increased from 16,368 to 21,066, or 29%, when comparing the six months ended June 30, 2020 and 2019. During the six months ended June 30, 2019, we recorded gains on the securitization of tail draws. Since January 1, 2020, the fair value of tail draws is included in the fair value of the portfolio and the gains on securitization of tails draws is a component of the runoff of the portfolio.
MSR valuation adjustments, net gain of $13.5 million for the six months ended June 30, 2020 is due to the recognition of revaluation gains on certain MSRs opportunistically purchased through the GSE Cash Window and, to a lesser extent, certain MSR flow purchase agreements in a disorderly market. Due to the market dislocation created by the COVID-19 environment, we seized the opportunity to purchase certain MSRs with a purchase price at a discount to fair value. In addition, as an aggregator of MSRs, we recognized valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns.
Operating expenses increased $13.5 million, or 32%, as compared to the six months ended June 30, 2019, primarily due to a $5.8 million increase in corporate overhead allocations and increases in our direct expenses. Total average headcount decreased 4% as compared to the six months ended June 30, 2019, reflecting reductions in staffing levels as part of our PHH integration and cost re-engineering initiative offset by an increase in headcount to support the increase in origination volume. Compensation expense as compared to the six months ended June 30, 2019 increased by $2.3 million, or 10%, largely due to higher commissions on higher origination volume. Average higher-cost U.S. headcount remained unchanged at 79% of the total compared to the six months ended June 30, 2019. The $5.8 million increase in corporate overhead allocations is mostly attributed to the increase in our origination volume and the increase in the relative weight of average headcount to the consolidated organization, despite a net reduction in our headcount, as compared to the six months ended June 30, 2019. The increase in corporate overhead allocations due to the allocation drivers is partially offset by the effects of our cost re-engineering plan.

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
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate support services costs, specifically compensation and benefits and professional services expense, have been, and continue to be, significantly impacted by regulatory actions against us and by significant litigation matters. As part of our need to return to sustainable profitability as soon as possible, we seek to reduce our corporate support services expenses while complying with our legal and regulatory obligations. We anticipate that our ability to return to sustainable profitability will be significantly impacted by the degree to which we can reduce these costs going forward. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred related to our re-engineering plans and have not been allocated to other segments.
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC (formerly OLS). The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 40% share of all related losses and loss adjustment expenses incurred by the third-party insurer. The reinsurance agreement excludes properties located in the State of New York and the initial term expires December 31, 2020, although it may be terminated by either party at any time with 30 days’ advance written notice. Subsequent to the initial term, the reinsurance agreement will automatically renew for an additional one-year term unless either party provides 60 days’ advance written notice prior to renewal. On April 28, 2020, the reinsurance agreement was amended to increase the quota share to 50% for both premiums and losses effective for the month of June 2020.
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
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Premiums (CRL)	$990	$3,016	(67)%	$3,618	$6,427	(44)%
Other revenue	53	18	194	65	130	(50)
Total revenue	1,043	3,034	(66)	3,683	6,557	(44)

Operating expenses
Compensation and benefits	22,986	29,948	(23)	44,011	71,799	(39)
Professional services	13,135	25,582	(49)	32,587	17,255	89
Technology and communications	8,064	11,231	(28)	15,282	25,485	(40)
Occupancy and equipment	6,369	5,166	23	7,850	7,292	8
Servicing and origination	259	357	(27)	875	308	184
Other expenses	3,291	3,479	(5)	5,499	5,780	(5)
Total operating expenses before corporate overhead allocations	54,104	75,763	(29)	106,104	127,919	(17)
Corporate overhead allocations
Servicing segment	(16,081)	(53,721)	(70)	(33,874)	(111,315)	(70)
Originations segment	(4,704)	(1,661)	183	(9,128)	(3,346)	173
Total operating expenses	33,319	20,381	63	63,102	13,258	376

Other income (expense), net
Interest income	254	419	(39)	1,497	1,135	32
Interest expense	(11,471)	(15,981)	(28)	(24,925)	(30,060)	(17)
Other, net	(2,487)	(777)	220	(4,763)	(1,502)	217
Total other expense, net	(13,704)	(16,339)	(16)	(28,191)	(30,427)	(7)

Loss before income taxes	$(45,980)	$(33,686)	36%	$(87,610)	$(37,128)	136%
n/m: not meaningful
Three Months Ended June 30, 2020 versus 2019
CRL premium revenue declined $2.0 million, or 67%, as compared to the second quarter of 2019, primarily due to a 52% decline in the number of covered REO properties in our servicing portfolio. Factors contributing to the decline in covered properties include the effect of current moratoria and restrictions on foreclosure procedures due to COVID-19 which reduce the number of new REO properties, a declining servicing portfolio, and the GSE removal of REO coverage requirements.

Total operating expenses before corporate overhead allocations decreased $21.7 million as compared to the second quarter of 2019 and the decrease is the result of multiple variances, as discussed below.
Compensation and benefits expense declined $7.0 million, or 23%, as compared to the second quarter of 2019, primarily due to our cost re-engineering initiatives, resulting in a decline in average corporate headcount of 11% and a change in the mix of onshore/offshore. The decline in our headcount mostly affected our onshore resources whose average compensation cost is relatively higher. The average onshore headcount decreased from 456 to 330, as compared to the second quarter of 2019.
Professional services expense declined $12.4 million, or 49%, as compared to the second quarter of 2019, due to an $8.9 million decline in legal fees largely attributed to a decline in legal expenses relating to the PHH integration, legal entity reorganization and litigation. In addition, the second quarter of 2019 included other professional services of $3.3 million related to our 2019 cost re-engineering plan.
Technology and communications expense decreased $3.2 million, or 28%, as compared to the second quarter of 2019 primarily due to a $1.2 million decrease in depreciation expense that is largely the result of a decline in capitalized technology investments and the closure of U.S. facilities in 2019, as well as the effects of a decline in average headcount and our other cost reduction efforts which included bringing technology services in-house and re-engineering initiatives.
Occupancy and equipment expense increased $1.2 million, or 23%, as compared to the second quarter of 2019. As disclosed in Note 2 - Cost Re-Engineering Plan to the Unaudited Consolidated Financial Statements, we partially abandoned one of our leased properties in the second quarter of 2020 resulting in the recognition of facility-related costs, mainly accelerated depreciation of the leased right-of-use asset and exit costs, totaling $4.9 million versus $3.3 million of similar costs recognized in the second quarter of 2019 in connection with our decision to vacate four leased properties prior to the contractual maturity date of the lease agreements.
Interest expense declined $4.5 million, or 28%, as compared to the second quarter of 2019 primarily due to the $126.1 million prepayment of the outstanding SSTL balance in January 2020, the maturity of $97.5 million of our 7.375% senior unsecured notes in September 2019 and the repurchase of $39.4 million of our 8.375% senior secured notes in July and August 2019.
Other expense, net increased $1.7 million, or 220%, as compared to the second quarter of 2019, due to a $1.7 million loss on the sale of a vacant office facility.
Total expenses, after corporate overhead allocation, increased by $12.9 million, or 63%, as compared to the second quarter of 2019, primarily due to our updated methodology to allocate overhead costs which we implemented in 2020.
Six Months Ended June 30, 2020 versus 2019
CRL premium revenue declined $2.8 million, or 44%, as compared to the six months ended June 30, 2019, primarily due to a 39% decline in the number of covered REO properties in our servicing portfolio.
Total operating expenses before corporate overhead allocations decreased $21.8 million as compared to the six months ended June 30, 2019 as discussed below.
Compensation and benefits expense declined $27.8 million, or 39%, as compared to the six months ended June 30, 2019, primarily due to $24.2 million severance and retention expenses recognized in the six months ended June 30, 2019 in connection with our PHH integration and cost re-engineering plan. In addition, expense declined compared to the six months ended June 30, 2019 due to our cost re-engineering initiatives, resulting in a decline in average corporate headcount of 12% and a change in the mix of onshore/offshore. The decline in our headcount mostly affected our onshore resources. The average onshore headcount decreased from 475 to 336, compared to the six months ended June 30, 2019.
Professional services expense increased $15.3 million, or 89%, as compared to the six months ended June 30, 2019, primarily due to the $30.7 million recovery in 2019 of amounts previously recognized as expense from a service provider offset in part by a $9.9 million decline in legal fees. In addition, the six months ended June 30, 2019 included $5.4 million of costs related to our 2019 cost re-engineering plan. The decline in legal fees is largely due to a $14.3 million decline in legal expenses relating to the PHH integration, legal entity reorganization and litigation, partially offset by a $4.4 million increase to our accrual related to the CFPB and Florida matters in the first quarter of 2020.
Technology and communications expense decreased $10.2 million, or 40%, as compared to the six months ended June 30, 2019 primarily due to a $3.5 million decrease in depreciation expense that is largely the result of a decline in capitalized technology investments and the closure of U.S. facilities in 2019, as well as the effects of a decline in average headcount and our other cost reduction efforts which included bringing technology services in-house and re-engineering actions.
Interest expense declined $5.1 million, or 17%, as compared to the six months ended June 30, 2019 primarily due to the partial prepayment of our SSTL balance in January 2020 and the reduction in our senior secured and unsecured notes in the third quarter of 2019 through maturity and repurchases, as disclosed above.

Other expense, net increased $3.3 million, or 217%, as compared to the six months ended June 30, 2019, primarily due to a $1.0 million increase in foreign currency losses related to our operations in India and the $1.7 million loss on the sale of a vacant office facility.
Total expenses, after corporate overhead allocation, increased by $49.8 million, or 376%, as compared to the six months ended June 30, 2019, primarily due to the $30.7 million recovery in 2019 of amounts previously recognized as expense from a service provider, which was not allocated, the $4.4 million increase to our accrual related to the CFPB and Florida matters in the first quarter of 2020 and the effect of our updated methodology to allocate overhead costs which we implemented in 2020.

LIQUIDITY AND CAPITAL RESOURCES
Overview
At June 30, 2020, our unrestricted cash position was $313.7 million compared to $428.3 million at December 31, 2019. On January 27, 2020, we prepaid $126.1 million of the SSTL to reduce the principal balance to $200.0 million and executed certain amendments to the SSTL agreement to extend the maturity date to May 15, 2022, reduce the contractual quarterly principal payment from $6.4 million to $5.0 million and modify the interest rate. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
At June 30, 2020, we had total borrowing capacity under our OMART and OFAF advance facilities of $1.0 billion. The available borrowing capacity under our advance financing facilities increased by $376.5 million from $50.9 million at December 31, 2019 to $427.4 million at June 30, 2020. On May 7, 2020, we upsized and extended through June 2021 our OMART and OFAF variable funding advance financing facilities. The OMART variable funding capacity increased by $300.0 million to $500.0 million to accommodate forecasted advancing requirements and the amortization of $185.0 million in term notes that begins in August 2020. The OFAF facility increased by $10.0 million to a total capacity of $70.0 million. The $66.5 million decline in outstanding borrowings also contributed to the increase in available capacity. At June 30, 2020, we had fully funded the amounts that could be funded under the available borrowing capacity based on the amount of eligible collateral that had been pledged to our advance financing facilities. On June 30, 2020, we amended and upsized our Ginnie Mae MSR facility to include Ginnie Mae servicing advances as eligible collateral.
At June 30, 2020, we had total borrowing capacity under our mortgage warehouse facilities and MSR financing facilities of $1.4 billion. Of the borrowing capacity extended on a committed basis, $346.7 million was available at June 30, 2020, with $201.7 million under our mortgage warehouse funding facilities and $144.9 million under our MSR financing facilities, which, in each case, we may utilize to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At June 30, 2020, no additional amounts could be borrowed under the available borrowing capacity based on the amount of eligible collateral that could be pledged. Uncommitted amounts ($489.4 million available at June 30, 2020) can be advanced solely at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time. At June 30, 2020, none could be borrowed under the uncommitted borrowing capacity based on the amount of eligible collateral that could be pledged.
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

COVID-19 Update and Outlook
The COVID-19 environment created unprecedented changes in the economy, volatility in the capital markets, and uncertainties in the mortgage industry. As of today, while market conditions have stabilized and our prior scenario planning has proven somewhat conservative, uncertainties related to the duration, severity and impact of the economic downturn remain. Two critical factors have the most effect on our liquidity management in the current COVID-19 environment: our increased advancing requirements as servicer during each investor remittance period, and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments.
First, as servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance. We also advance T&I and Corporate advances on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Refer to Note 20 — Commitments to the Unaudited Consolidated Financial Statements for further description of servicer advance obligations.
Second, we are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs and interest rate swap futures. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. Similarly, declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties.
We are focused on ensuring that we have sufficient liquidity sources to continue to operate through the pandemic as well as after. As such on May 7, 2020, we upsized and extended through June 2021 our OMART and OFAF advance financing facilities. The OMART variable funding note capacity increased from $200.0 million to $500.0 million to accommodate forecasted advancing requirements and the amortization of $185.0 million in term notes beginning in August 2020. The OFAF facility increased to a total capacity of $70.0 million. In addition, we executed our MSR repurchase agreement and warehouse facilities with Barclays. On June 30, 2020, we amended our Ginnie Mae MSR facility to include servicing advances as eligible collateral and upsized the total borrowing capacity to $127.5 million. We continuously evaluate alternative financings to diversify our sources of funds, optimize maturities and reduce our funding cost. Given recent improvements in the securitization market, we are considering issuing new term notes under OMART to replace some of our recently upsized variable funding note capacity before year-end that may reduce our funding costs and extend maturities.
Regarding the current maturities of our borrowings, as of June 30, 2020, we have approximately $900.1 million of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $20.0 million in contractual repayments of our SSTL, $325.3 million of borrowings under forward and reverse mortgage warehouse facilities, $327.7 million of variable funding and term notes under advance financing facilities that will enter their respective amortization periods, $202.1 million outstanding under our Agency and Ginnie Mae MSR financing facilities and $25.0 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
We are actively engaged with our lenders and as a result, have successfully completed at market terms the following with respect to our current and anticipated financing needs:

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

•	On May 7, 2020, we renewed the OMART variable funding advance financing facility through June 30, 2021 and increased the borrowing capacity from $200.0 million to $500.0 million.

•	On May 7, 2020, we renewed the OFAF advance financing facility through June 30, 2021and increased the borrowing capacity from $60.0 million to $70.0 million.

•	On May 7, 2020, we renewed a mortgage loan warehouse agreement with a maximum borrowing capacity of $175.0 million ($110.0 million of which is committed) through June 30, 2021.

•	On May 7, 2020 we renewed the Agency MSR financing facility through June 30, 2021 and reduced the borrowing capacity from $300.0 million to $250.0 million.

•
On June 25, 2020, we renewed and amended a mortgage loan warehouse agreement with an original maximum borrowing capacity of $300.0 million through June 24, 2021 and reduced the borrowing capacity to $210.0 million (a $90 million committed repurchase agreement and a $120.0 million uncommitted participation agreement).

•
On June 30, 2020, we amended the Ginnie Mae MSR facility to include servicing advances as eligible collateral, upsized the borrowing capacity to $127.5 million from $100 million, and accelerated the maturity to December 20, 2020.

We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our financial forecasts. As part of this analysis, we have also assessed the cash requirements to operate our business and service our financial obligations coming due. We have assessed the range of potential impacts of the COVID-19 pandemic on our financial projections and projected liquidity under base case, adverse and severely adverse scenarios. We believe the recent renewals and amendments we have executed will provide sufficient liquidity in all of these scenarios. We expect to renew, replace or extend our borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Use of Funds
Our primary uses of funds in normal course include:

•	Payment of operating costs and corporate expenses;

•	Payments for advances in excess of collections;

•	Investing in our servicing and originations businesses, including MSR and other asset acquisitions;

•	Originated and repurchased loans, including scheduled and unscheduled equity draws on reverse mortgage loans;

•	Payment of margin calls under our MSR financing facilities and derivative instruments;

•	Repayments of borrowings, including under our MSR financing, advance financing and warehouse facilities, and payment of interest expense; and

•	Net negative working capital and other general corporate cash outflows.
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
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at June 30, 2020:

		Collateral for Secured Borrowings
Assets	Total	Advance Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse/MSR Facilities	Sales and Other Commitments	Other
Cash	$313,736	$—	$—	$—	$—	$313,736
Restricted cash	63,813	14,742	—	4,015	45,056	—
MSRs (1)	1,044,914	—	583,315	460,869	—	43
Advances, net	901,009	726,856	—	61,081	—	113,072
Loans held for sale	278,517	—	—	244,015	—	34,502
Loans held for investment	6,730,656	—	6,599,607	98,590	—	32,459
Receivables, net	247,616	—	—	42,443	—	205,173
Premises and equipment, net	29,695	—	—	—	—	29,695
Other assets	700,482	—	—	5,575	631,761	63,146
Total Assets	$10,310,438	$741,598	$7,182,922	$916,588	$676,817	$791,826

Liabilities
HMBS - related borrowings	$6,477,616	$—	$6,477,616	—	$—	$—
Other financing liabilities	594,222	—	594,222	—	—	—
Advance match funded liabilities	612,650	612,650	—	—	—	—
Other secured borrowings, net	847,331	—	—	607,001	—	240,330
Senior notes, net	311,484	—	—	—	—	311,484
Other liabilities	1,034,366	—	—	—	631,761	402,605
Total Liabilities	$9,877,669	$612,650	$7,071,838	$607,001	$631,761	$954,419

Total Equity	$432,769

(1)
Certain MSR cohorts with a net negative fair value of $0.7 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $20.0 million of negative fair value related to RMBS and $20.7 million of positive fair value related to private EBO and PLS MSRs.

See Note 11 – Borrowings for information on assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. Because of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 11 – Borrowings for additional information regarding our covenants.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	September 11, 2019
S&P	B –	Negative	July 23, 2020
On July 23, 2020, S&P removed the CreditWatch with negative implications that was placed on our ratings on April 3, 2020 as a result of uncertainty around the financial impacts resulting from COVID-19. S&P revised the rating to a Negative Outlook based on our reported preliminary results for the second quarter that showed sufficient liquidity to manage servicing advance requirements from COVID-19-related forbearances, including nearly $314 million of cash and over $750 million of credit availability on our servicing advance, MSR, and mortgage warehouse lines. In addition, Ocwen has been able to maintain cushion on its tangible net worth debt covenants. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows
Our operating cash flow is primarily impacted by operating results, changes in our servicing advance balances, the level of mortgage loan production, the timing of sales and securitizations of mortgage loans, and the margin calls required under our MSR financing facilities or derivative instruments. We classify proceeds from the sale of servicing advances, including advances sold in connection with the sale of MSRs, purchase of MSRs through flow purchase agreements, GSE Cash Window and bulk acquisitions as investing activity. We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS borrowings as financing activity.
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows through April 2020. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 includes $35.1 million and $49.4 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the six months ended June 30, 2020
Our operating activities provided $224.8 million of cash including $233.5 million net collections of servicing and ancillary income and $144.0 million of net collections of servicing advances, mostly P&I advances, partially offset by net cash paid on loans held for sale of $12.8 million for the six months ended June 30, 2020.
Our investing activities used $243.4 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $198.0 million. Cash outflows also include $48.0 million to purchase MSRs.

Our financing activities used $96.2 million of cash. Cash outflows include repayments of $131.1 million on the SSTL, $66.5 million of net repayments on advance match funded liabilities, a $43.8 million decrease in borrowings under our mortgage warehouse and MSR financing facilities, and $68.5 million of net payments on the financing liabilities related to MSRs pledged. In addition, we also paid $7.3 million of debt issuance costs related to our SSTL facility amendment and repurchased 5.7 million shares of our common stock for $4.6 million. Cash inflows include $590.6 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $365.2 million.
Cash flows for the six months ended June 30, 2019
Our operating activities provided $128.8 million of cash largely due to $91.7 million of net collections of servicing advances. Net cash received on loans held for sale during the six months ended June 30, 2019 was $12.0 million.
Our investing activities used $287.8 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $194.5 million. Cash outflows also include $99.4 million to purchase MSRs.
Our financing activities provided $110.4 million of cash. Cash inflows include $425.1 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $228.0 million. We increased borrowings under the SSTL through the issuance of an additional term loan of $120.0 million (before a discount of $0.9 million), less $12.7 million quarterly repayments. In addition, we increased borrowings under our mortgage loan warehouse facilities by $27.2 million. Cash outflows include $106.5 million of net repayments on advance match funded liabilities as a result of advance recoveries and $103.4 million of net payments on the financing liabilities related to MSRs pledged.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have certain contractual obligations which require us to make future cash payments. At June 30, 2020, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the six months ended June 30, 2020, other than changes related to our secured borrowings.
During the six months ended June 30, 2020, we executed an amendment to the SSTL agreement which reduced the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the contractual quarterly principal payment from $6.4 million to $5.0 million and modified the interest rate. See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements and “Liquidity and Capital Resources - Outlook” for additional information.
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
Our forecasting with respect to our ability to satisfy our contractual obligations, including but not limited to our servicing advance obligations, requires management to use judgment and estimates and includes factors that may be beyond our control, such as the conditions created by the COVID-19 pandemic. Our actual results could differ materially from our estimates, and if this were to occur, it could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Unfunded Lending Commitments. We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.6 billion at June 30, 2020. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. See Note 20 — Commitments to the Unaudited Consolidated Financial Statements for additional information.
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	June 30, 2020	December 31, 2019
Loans held for sale	$278,517	$275,269
Loans held for investment - Reverse mortgages	6,718,992	6,269,596
Loans held for investment - Restricted for securitization investors	11,664	23,342
MSRs	1,044,914	1,486,395
Derivative assets	22,852	6,007
Mortgage-backed securities	1,726	2,075
Corporate bonds	211	441
Assets at fair value	$8,078,876	$8,063,125
As a percentage of total assets	78%	77%
Financing liabilities
HMBS-related borrowings	6,477,616	6,063,435
Financing liability - MSRs pledged	582,558	950,593
Financing liability - Owed to securitization investors	11,664	22,002
	7,071,838	7,036,030
Derivative liabilities	1,033	100
Liabilities at fair value	$7,072,871	$7,036,130
As a percentage of total liabilities	72%	70%
Assets at fair value using Level 3 inputs	$7,846,544	$7,847,925
As a percentage of assets at fair value	97%	97%
Liabilities at fair value using Level 3 inputs	$7,071,838	$7,036,030
As a percentage of liabilities at fair value	100%	100%
Assets at fair value using Level 3 inputs decreased during the six months ended June 30, 2020 primarily due to the derecognition of the MSR related to the PMC servicing agreement terminated by NRZ and a decline in the fair value of MSRs, offset in part by reverse mortgage originations. Liabilities at fair value using Level 3 inputs remained mostly flat due to the increase of reverse mortgage securitizations, which we account for as secured financings, partially offset by the derecognition of the pledged MSR financing liability related to PMC servicing agreement terminated by NRZ, which we accounted for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing. In addition, we have no net fair value exposure to the MSR pledged to NRZ and the related pledged MSR financing liability, both reported at fair value.
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
Valuation of MSRs
MSRs are assets that represent the right to service a portfolio of mortgage loans. We originate MSRs from our multi-channel lending activities and source MSRs through flow purchase agreements, GSE Cash Window, or bulk acquisitions. We elected to account for MSRs using the fair value measurement method.
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
We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions. The following table provides the range and weighted average of key assumptions used as of June 30, 2020:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	12.8% to 26.4%	10.9% to 24.5%	9.0% to 15.2%
Weighted average	19.3%	17.1%	11.7%
Delinquency
Range	1.5% to 6.9%	7.0% to 20.2%	27.8% to 32.1%
Weighted average	2.3%	9.5%	28.8%
Cost to service
Range	$67 to $71	$111 to $141	$233 to $276
Weighted average	$68	$118	$265
Discount rate	9.1%	10.3%	11.4%
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

Allowance for Losses on Servicing Advances and Receivables
Advances are generally fully reimbursed. However, servicing advances may include claimable (with investors) but non-recoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. We record an allowance for losses on servicing advances as a charge to earnings to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporated a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At June 30, 2020, the allowance for losses on servicing advances was $7.8 million, which represents 0.9% of advances.
We record an allowance for losses on receivables in our Servicing business, including related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of expected lifetime credit losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, historical loss experience, and reasonable and supportable forecasts. At June 30, 2020, the allowance for losses on receivables related to government-insured claims was $53.3 million, which represents 43% of the total balance of government-insured claims receivables.
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
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. As of June 30, 2020, we have recorded a liability for representation and warranty obligations, and similar indemnification obligations of $44.4 million. See Note 21 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
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
Based on our evaluation, we have determined that there are no conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2020 are issued.

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
See Note 1 - Organization and Basis of Presentation to the Unaudited Consolidated Financial Statements for information related to recently issued accounting pronouncements and the expected impact on our consolidated financial statements.

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
We determine and monitor daily the hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. During the second quarter of 2020, our hedging strategy provided for a partial coverage of our net MSR portfolio exposure of approximately 70%. The changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes due to the partial hedge coverage and other factors.
The following table illustrates the composition of our net MSR portfolio exposure at June 30, 2020 with the associated interest rate sensitivity for a hypothetical, instantaneous decrease in interest rate of 25 basis points assuming a parallel shift in interest rate yield curves (refer to the description below under Sensitivity Analysis). The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear.

Dollars in millions	Fair value at June 30, 2020	Hypothetical change in fair value due to 25 bps rate decrease
Agency MSR - interest rate sensitive	$305.1	$(21.3)

Asset value of securitized HECM loans, net of HMBS-related borrowing	$241.4	3.8
Loans held for investment - Unsecuritized HECM loans and tails	0.1	0.1
Loans held for sale	253.0	2.9
Pipeline IRLCs	17.8	(0.5)
Natural hedges (sum of the above)		6.3
Hypothetical 30% offset by hedging instruments (1)		4.5
Total hedge position (2) (3)		$10.8

Hypothetical residual exposure to changes in interest rates		$(10.5)

(1)
Hypothetical 30% offset is calculated in the above table as a percentage of the net MSR exposure, that is, the Agency MSR less natural hedges, i.e., pipeline and economic MSR of reverse mortgage loans.

(2)
Total hedge position is defined as the sum of the fair value changes of hedging derivatives and the fair value changes of natural hedges due to interest rate risks, i.e., pipeline and economic MSR of reverse mortgage loans.

(3)	We define our hedge coverage ratio as the total hedge position (derivatives and natural hedges) as a percentage of the Agency MSR exposure, or 51% in the above table.
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
While the majority of our non-Agency MSRs have been sold to NRZ, these transactions did not initially qualify as sales and are accounted for as secured financings until such time as the transactions meet the requirements for sale accounting treatment and are derecognized from our consolidated balance sheet. We have elected fair value accounting for these MSR financing liabilities. Through these transactions, the majority of the risks and rewards of ownership of the MSRs transferred to

NRZ, including interest rate risk. Changes in the fair value of the MSRs sold to NRZ are offset by a corresponding change in the fair value of the MSR financing liabilities, which are recognized as a component of interest expense in our consolidated statements of operations.
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

	June 30, 2020		December 31, 2019
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$310,357	$310,357	$433,224	$433,224
Loans held for sale, at fair value	253,037	253,037	208,752	208,752
Loans held for sale, at lower of cost or fair value (2)	25,480	25,480	66,517	66,517
Loans held for investment, at fair value	6,718,992	6,718,992	6,269,596	6,269,596
Debt service accounts and time deposits	19,126	19,126	23,666	23,666
Total rate-sensitive assets	$7,326,992	$7,326,992	$7,001,755	$7,001,755

	June 30, 2020		December 31, 2019
	Balance	Fair Value (1)	Balance	Fair Value (1)

Rate-Sensitive Liabilities:
Advance match funded liabilities	$612,650	$617,950	$679,109	$679,507
HMBS-related borrowings, at fair value	6,477,616	6,477,616	6,063,435	6,063,435
SSTL and other secured borrowings (3) (4)	855,425	801,426	1,030,306	1,010,789
Senior notes (4)	313,052	235,041	313,052	270,022
Total rate-sensitive liabilities	$8,258,743	$8,132,033	$8,085,902	$8,023,753

	June 30, 2020		December 31, 2019
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$—	$—	$27,083	$—
IRLCs	507,632	17,818	232,566	4,878
Forward trades	80,000	(1,017)	60,000	(92)
Interest rate swap futures	395,000	5,019	—	—
TBA / Forward MBS trades	—	—	1,200,000	1,121
Derivatives, net		$21,820		$5,907

(1)	See Note 4 – Fair Value to the Unaudited Consolidated Financial Statements for additional fair value information on financial instruments.

(2)	Net of valuation allowances and including non-performing loans.

(3)
Excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings, which have no contractual maturity and are amortized over the life of the related assets.

(4)	Balances are exclusive of any related discount or unamortized debt issuance costs.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2020, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2020 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
Dollars in millions	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.8	$(3.3)
Loans held for investment - Unsecuritized HECM loans and tails	0.1	(0.1)
Loans held for sale	2.9	(3.8)
TBA / Forward MBS trades / Interest rate swap futures	7.6	(7.6)
Total	14.4	(14.8)

MSRs (1)	(20.7)	23.6
MSRs, embedded in pipeline	(0.5)	0.4
Total MSRs (2)	(21.2)	24.0

Total, net	$(6.8)	$9.2

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
Based on June 30, 2020 balances, if interest rates were to increase by 1% on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $13.5 million resulting from an increase of $24.5 million in annual interest income and an increase of $11.1 million in annual interest expense.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2020.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2020 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the

Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See Note 19 – Regulatory Requirements and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1A. Risk Factors under Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2020. Understanding these risks is important to understanding any statement in such reports and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

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
We did not repurchase any shares of our common stock under this program during the second quarter of 2020.

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

10.1*	Amended and Restated U.S. Basic Severance Plan, effective June 30, 2020 (filed herewith)
10.2*	Amended and Restated U.S. Change in Control Severance Plan, effective June 30, 2020 (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Included as Exhibit 101).

*	Management contract or compensatory plan or agreement.

(1)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2017 filed on August 3, 2017.

(2)	Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ June C. Campbell

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 4, 2020