Form 10-Q
period 2020-09-30
OCWEN FINANCIAL CORP
filed 2020-11-03
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 30, 2020: 8,683,994 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan” “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed or referenced under Item 1A, Risk Factors and the following:
•uncertainty relating to the continuing impacts of the COVID-19 pandemic, including with respect to the response of the U.S. government, state governments, the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the GSEs), the Government National Mortgage Association (Ginnie Mae) and regulators;
•the potential for ongoing COVID-19 related disruption in the financial markets and in commercial activity generally, increased unemployment, and other financial difficulties facing our borrowers;
•the proportion of borrowers who enter into forbearance plans, the financial ability of borrowers to resume repayment and their timing for doing so;
•the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover servicing advances, forward and reverse whole loans, and HECM and forward loan buyouts and put backs, as well as repay, renew and extend borrowings, borrow additional amounts as and when required, meet our MSR or other asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;
•increased servicing costs based on rising borrower delinquency levels or other factors;
•reduced collection of servicing fees and ancillary income and delayed collection of servicing revenue as a result of forbearance plans and moratoria on evictions and foreclosure proceedings;
•our ability to continue to improve our financial performance through cost re-engineering initiatives and other actions;
•our ability to continue to grow our lending business and increase our lending volumes in a competitive market and uncertain interest rate environment;
•uncertainty related to our long-term relationship and remaining agreements with New Residential Investment Corp. (NRZ), our largest servicing client;
•uncertainty related to claims, litigation, cease and desist orders and investigations brought by government agencies and private parties regarding our servicing, foreclosure, modification, origination and other practices, including uncertainty related to past, present or future investigations, litigation, cease and desist orders and settlements with state regulators, the Consumer Financial Protection Bureau (CFPB), State Attorneys General, the Securities and Exchange Commission (SEC), the Department of Justice or the Department of Housing and Urban Development (HUD);
•adverse effects on our business as a result of regulatory investigations, litigation, cease and desist orders or settlements and the reactions of key counterparties, including lenders, the GSEs and Ginnie Mae;
•our ability to comply with the terms of our settlements with regulatory agencies and the costs of doing so;
•any adverse developments in existing legal proceedings or the initiation of new legal proceedings;
•our ability to effectively manage our regulatory and contractual compliance obligations;
•uncertainty related to changes in legislation, regulations, government programs and policies, industry initiatives, best servicing and lending practices, and media scrutiny of our business and industry;
•our ability to interpret correctly and comply with liquidity, net worth and other financial and other requirements of regulators, the GSEs and Ginnie Mae, as well as those set forth in our debt and other agreements;
•our ability to comply with our servicing agreements, including our ability to comply with our agreements with, and the requirements of, the GSEs and Ginnie Mae and maintain our seller/servicer and other statuses with them;
•our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;
•failure of our information technology or other security systems or breach of our privacy protections, including any failure to protect customers’ data;

•our reliance on our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, and uncertainty relating to our ability to transition to alternative vendors, if necessary, without incurring significant cost or disruption to our operations;
•the loss of the services of our senior managers and key employees;
•uncertainty related to the actions of loan owners and guarantors, including mortgage-backed securities investors, the GSEs, Ginnie Mae and trustees regarding loan put-backs, penalties and legal actions;
•uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration (FHA) of the HUD or Department of Veterans Affairs (VA) ceasing to provide insurance;
•uncertainty related to our ability to continue to collect certain expedited payment or convenience fees and potential liability for charging such fees;
•uncertainty related to our reserves, valuations, provisions and anticipated realization of assets;
•uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;
•the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;
•our ability to successfully modify delinquent loans, manage foreclosures and sell foreclosed properties;
•uncertainty related to the processes for judicial and non-judicial foreclosure proceedings, including potential additional costs or delays or moratoria in the future or claims pertaining to past practices;
•our ability to adequately manage and maintain real estate owned (REO) properties and vacant properties collateralizing loans that we service;
•our ability to realize anticipated future gains from future draws on existing loans in our reverse mortgage portfolio;
•our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;
•our ability to effectively transform our operations in response to changing business needs, including our ability to do so without unanticipated adverse tax consequences;
•uncertainty related to the political or economic stability of the United States and of the foreign countries in which we have operations; and
•our ability to maintain positive relationships with our large shareholders and obtain their support for management proposals requiring shareholder approval.
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$321,455	$428,339
Restricted cash (amounts related to variable interest entities (VIEs) of $13,108 and $20,434)	61,511	64,001
Mortgage servicing rights (MSRs), at fair value	1,069,013	1,486,395
Advances, net (amounts related to VIEs of $660,816 and $801,990)	832,604	1,056,523
Loans held for sale ($366,966 and $208,752 carried at fair value)	390,631	275,269
Loans held for investment, at fair value (amounts related to VIEs of $11,012 and $23,342)	6,860,942	6,292,938
Receivables, net	201,607	201,220
Premises and equipment, net	23,620	38,274
Other assets ($25,204 and $8,524 carried at fair value) (amounts related to VIEs of $7,584 and $4,078)	662,468	563,240
Total assets	$10,423,851	$10,406,199

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$6,606,543	$6,063,435
Advance match funded liabilities (related to VIEs)	580,078	679,109
Other financing liabilities, at fair value (amounts related to VIEs of $11,012 and $22,002)	588,321	972,595
Other secured borrowings, net (amounts related to VIEs $186,986 and $240,893)	915,292	1,025,791
Senior notes, net	311,689	311,085
Other liabilities ($1,671 and $100 carried at fair value) (amounts related to VIEs of $93 and $144)	997,461	942,173
Total liabilities	9,999,384	9,994,188

Commitments and Contingencies (Notes 21 and 22)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 8,672,272 and 8,990,816 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	87	90
Additional paid-in capital	556,176	558,057
Accumulated deficit	(124,459)	(138,542)
Accumulated other comprehensive loss, net of income taxes	(7,337)	(7,594)
Total stockholders’ equity	424,467	412,011
Total liabilities and stockholders’ equity	$10,423,851	$10,406,199

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Servicing and subservicing fees	$181,722	$248,517	$568,445	$745,093
Reverse mortgage revenue, net	14,499	20,260	51,055	72,876
Gain on loans held for sale, net	45,886	9,012	92,764	26,312
Other revenue, net	6,928	5,726	17,637	17,460
Total revenue	249,035	283,515	729,901	861,741

MSR valuation adjustments, net	(33,814)	134,561	(231,368)	(121,705)

Operating expenses
Compensation and benefits	69,648	73,414	195,393	250,393
Servicing and origination	22,930	36,619	60,547	86,827
Professional services	28,361	36,628	77,816	77,205
Technology and communications	15,850	16,644	47,154	61,080
Occupancy and equipment	9,572	17,262	37,677	52,550
Other expenses	3,161	(1,282)	12,958	6,563
Total operating expenses	149,522	179,285	431,545	534,618

Other income (expense)
Interest income	3,801	4,129	12,762	12,524
Interest expense	(26,815)	(29,506)	(83,557)	(84,636)
Pledged MSR liability expense	(57,404)	(256,416)	(105,684)	(303,302)
Gain on repurchase of senior secured notes	—	5,099	—	5,099
Other, net	3,345	(414)	4,616	1,163
Total other expense, net	(77,073)	(277,108)	(171,863)	(369,152)

Loss before income taxes	(11,374)	(38,317)	(104,875)	(163,734)
Income tax (benefit) expense	(1,954)	4,450	(71,920)	13,264
Net loss	$(9,420)	$(42,767)	$(32,955)	$(176,998)

Loss per share
Basic	$(1.09)	$(4.77)	$(3.76)	$(19.76)
Diluted	$(1.09)	$(4.77)	$(3.76)	$(19.76)

Weighted average common shares outstanding
Basic	8,669,550	8,973,053	8,770,102	8,955,288
Diluted	8,669,550	8,973,053	8,770,102	8,955,288

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(9,420)	$(42,767)	$(32,955)	$(176,998)

Other comprehensive income, net of income taxes:
Reclassification adjustment for losses on cash flow hedges included in net income	42	38	118	108
Change in unfunded pension plan obligation liability	47	611	139	1,285
Other	—	8	—	21
Comprehensive loss	$(9,331)	$(42,110)	$(32,698)	$(175,584)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Three Months Ended September 30, 2020 and 2019
Balance at June 30, 2020	8,667,260	$87	$555,147	$(115,039)	$(7,426)	$432,769
Net loss	—	—	—	(9,420)	—	(9,420)
Additional shares issued on reverse stock split rounding	4,692	—	—	—	—	—
Equity-based compensation and other	320	—	1,029	—	—	1,029
Other comprehensive income, net of income taxes	—	—	—	—	89	89
Balance at September 30, 2020	8,672,272	$87	$556,176	$(124,459)	$(7,337)	$424,467

Balance at June 30, 2019	8,973,053	$90	$556,952	$(130,648)	$(3,500)	$422,894
Net loss	—	—	—	(42,767)	—	(42,767)
Equity-based compensation and other	—	—	401	—	—	401
Other comprehensive income, net of income taxes	—	—	—	—	657	657
Balance at September 30, 2019	8,973,053	$90	$557,353	$(173,415)	$(2,843)	$381,185

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
	Shares	Amount
Nine Months Ended September 30, 2020 and 2019
Balance at December 31, 2019	8,990,816	$90	$558,057	$(138,542)	$(7,594)	$412,011
Net loss	—	—	—	(32,955)	—	(32,955)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13	—	—	—	47,038	—	47,038
Repurchase of common stock	(377,484)	(4)	(4,601)	—	—	(4,605)
Additional shares issued on reverse stock split rounding	4,692	—	—	—	—	—
Equity-based compensation and other	54,248	1	2,720	—	—	2,721
Other comprehensive income, net of income taxes	—	—	—	—	257	257
Balance at September 30, 2020	8,672,272	$87	$556,176	$(124,459)	$(7,337)	$424,467

Balance at December 31, 2018	8,927,495	$89	$555,306	$3,567	$(4,257)	$554,705
Net loss	—	—	—	(176,998)	—	(176,998)
Cumulative effect of adoption of FASB ASU No. 2016-02	—	—	—	16	—	16
Equity-based compensation and other	45,558	1	2,047	—	—	2,048
Other comprehensive income, net of income taxes	—	—	—	—	1,414	1,414
Balance at September 30, 2019	8,973,053	$90	$557,353	$(173,415)	$(2,843)	$381,185

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(32,955)	$(176,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	231,368	121,705
Gain on sale of MSRs, net	(48)	(571)
Provision for bad debts	18,801	26,971
Depreciation	15,398	26,020
Gain on repurchase of senior notes	—	(5,099)
Amortization of debt issuance costs	4,631	2,268
Equity-based compensation expense	2,392	1,890
(Gain) loss on valuation of Pledged MSR financing liability	(21,314)	123,721
Net gain on valuation of loans held for investment and HMBS-related borrowings	(14,410)	(50,221)
Gain on loans held for sale, net	(92,764)	(26,312)
Bargain purchase gain	—	381
Origination and purchase of loans held for sale	(4,378,999)	(872,914)
Proceeds from sale and collections of loans held for sale	4,259,127	787,683
Changes in assets and liabilities:
Decrease in advances, net	210,688	189,876
Decrease in receivables and other assets, net	105,023	123,283
Decrease in other liabilities	(47,981)	(82,942)
Other, net	(10,918)	(4,671)
Net cash provided by operating activities	248,039	184,070

Cash flows from investing activities
Origination of loans held for investment	(867,702)	(675,898)
Principal payments received on loans held for investment	619,486	383,806
Purchase of MSRs	(82,990)	(112,417)
Proceeds from sale of MSRs	—	1,159
Acquisition of advances in connection with the purchase of MSRs	—	(1,457)
Proceeds from sale of advances	561	2,876
Additions to premises and equipment	(3,394)	(1,342)
Proceeds from sale of real estate	5,123	5,572
Other, net	800	420
Net cash used in investing activities	(328,116)	(397,281)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(99,031)	(90,787)
Repayment of other financing liabilities	(84,185)	(168,898)
Proceeds from mortgage loan warehouse facilities, net	109,538	87,484
Proceeds from MSR financing facilities	128,641	144,260
Repayment of MSR financing facilities	(208,996)	(6,648)
Repayment and repurchases of Senior notes	—	(131,791)
Proceeds from issuance of additional senior secured term loan (SSTL)	—	119,100
Repayment of SSTL borrowings	(136,066)	(19,074)
Payment of debt issuance costs	(7,522)	(1,284)
Proceeds from sale of MSRs accounted for as a financing	—	1,221
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	885,987	665,820
Repayment of HMBS-related borrowings	(613,026)	(377,094)
Repurchase of common stock	(4,605)	—
Other, net	(32)	(2,363)
Net cash (used in) provided by financing activities	(29,297)	219,946

Net (decrease) increase in cash, cash equivalents and restricted cash	(109,374)	6,735
Cash, cash equivalents and restricted cash at beginning of year	492,340	397,010
Cash, cash equivalents and restricted cash at end of period	$382,966	$403,745

Supplemental non-cash investing and financing activities:

Deconsolidation of mortgage-backed securitization trusts (VIEs)
Loans held for investment	$(10,715)	$—
Other financing liabilities	(9,519)	—
Derecognition of MSRs and financing liabilities:
MSRs	$(263,344)	$—
Financing liability - MSRs pledged (Rights to MSRs)	(263,344)	—
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	$47,038	$—
Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$2,608	$66,231
Lease liability	2,597	66,247
Transfers of loans held for sale to real estate owned (REO)	$2,554	$4,240
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$321,455	$345,084
Restricted cash and equivalents:
Debt service accounts	14,873	17,026
Other restricted cash	46,638	41,635
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$382,966	$403,745

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, investors and others through its primary operating subsidiary, PHH Mortgage Corporation (PMC). We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). On March 13, 2020, as part of Ocwen's legal entity restructuring, Ocwen’s wholly-owned subsidiary Liberty Home Equity Solutions, Inc. (Liberty) and PMC entered into an amended asset purchase agreement pursuant to which Liberty transferred substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020. We continue to originate and service reverse mortgage loans under the brand name Liberty Reverse Mortgage.
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
We source our servicing portfolio through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the GSE Cash Window programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency or GSE loans) and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgages, generally servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. In addition to our originated MSRs, we acquire MSRs through flow purchase agreements, the GSE Cash Window and Co-issue programs and bulk MSR purchases, and we acquire new subservicing through our enterprise sales.
We had a total of approximately 5,200 employees at September 30, 2020 of which approximately 3,300 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, approximately 74% were engaged in supporting our loan servicing operations as of September 30, 2020.
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations, and some of these challenges and uncertainties are amplified by the Coronavirus Disease 2019 (COVID-19) pandemic. Historical losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. If we are able to execute on our key business initiatives, we believe we will drive stronger financial performance.
First, we must continue to expand our Originations business to replenish and grow our servicing portfolio and mitigate our client concentration risk with NRZ. Second, we must drive continuous cost improvement to maintain an industry competitive cost position. Third, we must manage our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our growth initiatives. To this end, we continue to explore all strategic options to efficiently finance growth and leverage our proven operating capability in this environment, including the potential launch of an

MSR funding vehicle. As previously disclosed, we have engaged bankers to support evaluation and execution of strategic options to fully realize the value of our platform. Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
In August 2020, Ocwen implemented a reverse stock split of its shares of common stock in a ratio of one-for-15. The number of shares, loss per share amounts, repurchase price per share amounts, and Common stock and Additional paid-in capital balances have been retroactively adjusted for all periods presented in this Quarterly Report on Form 10-Q to give effect to the reverse stock split as if it occurred at the beginning of the first period presented. See Note 14 – Equity for additional information.
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
Reclassifications
Certain amounts in the unaudited consolidated balance sheet at December 31, 2019, the unaudited consolidated statement of operations for the three and nine months ended September 30, 2019 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2019 have been reclassified to conform to the current period presentation. The reclassifications had no impact on total assets or total liabilities in our unaudited consolidated balance sheets, no impact on net income (loss) or total revenue in our unaudited consolidated statements of operations and no impact on operating, investing and financing cash flows in our unaudited consolidated statements of cash flows.
We now present Reverse mortgage revenue, net as a separate revenue line item on the face of the unaudited consolidated statements of operations to provide a further breakdown of Other revenue, net and provide greater transparency on the performance associated with our portfolio of HECM loans, net of the HMBS-related borrowings that are both measured at fair value, as follows:

		Periods Ended September 30, 2019
Reclassification within the Statement of Operations		Three Months	Nine Months
Revenue
From	Gain on loans held for sale, net	$7,001	$22,371
From	Other revenue, net	14,062	52,839
From	Servicing and subservicing fees	(803)	(2,334)
To	Reverse mortgage revenue, net (New line item)	20,260	72,876
Total revenue		—	—
In addition to the above reclassifications, we have made the following presentation changes:
•In the unaudited consolidated statements of operations, we now separately present MSR valuation adjustments, net from Total expenses, renamed “Operating expenses”. The purpose of this reclassification is to separately present fair value changes from operating expenses and provide additional insights on the nature of our performance.

•Within Other income (expense), net on the unaudited consolidated statements of operations, we now present the expense related to the pledged MSR liability recorded at fair value separately from Interest expense. The purpose of this reclassification is to improve transparency between the interest expense associated with interest-bearing liabilities recorded on an accrual basis and expenses that are attributable to the pledged MSR liability recorded at fair value. The pledged MSR liability is the obligation to deliver to NRZ all contractual cash flows associated with the underlying MSR that did not meet the requirements for sale accounting treatment. The Pledged MSR liability expense reflects net servicing fee remittance and fair value changes.
•Within the Total assets section of our consolidated balance sheet, we reclassified Match funded advances to Advances to present all servicing-related advances as a single line item.
•Within the Cash flows from operating activities section, we now separately present Amortization of debt issuance costs which was previously included in Other, net.
•Within the Cash flows from investing activities section, we now separately present Proceeds from sale of real estate which was previously included in Other, net.
•Within the Cash flows from financing activities section, we now separately present proceeds and repayments on mortgage loan warehouse facilities, net, MSR financing facilities and other financing liabilities. These amounts were previously reported as Proceeds from (Repayment of) mortgage loan warehouse facilities and other secured borrowings.
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
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
This standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by the expected phase-out of the London Inter-bank Offered Rate (LIBOR) by the end of 2021. This guidance is effective upon issuance in March 2020 through December 31, 2022 and allows for retrospective application to contract modifications as early as January 1, 2020. We have elected to retrospectively adopt this ASU as of January 1, 2020 which resulted in no immediate impact on our consolidated financial statements. Although we do not have any hedge accounting relationships, many of our debt facilities and loan agreements incorporate LIBOR as referenced interest rate. Some of these facilities and loan agreements either mature prior to the end of 2021 or have terms in place that provide for an alternative to LIBOR upon its phase-out. We do not anticipate that this standard will have a material impact on our consolidated financial statements.

Note 2 - Severance and Restructuring Charges
In February 2020, we announced our intention to implement certain cost re-engineering initiatives in 2020 to generate further cost savings. During the second quarter of 2020, we executed certain of these cost re-engineering initiatives, some of which qualify as restructuring charges under GAAP, with the partial abandonment of one of our leased properties and additional severance costs. As a result of these initiatives, we accelerated the depreciation of the related facility lease right of use (ROU) asset and leasehold improvements by $2.9 million in the second quarter of 2020, recorded a $3.2 million facility exit cost liability and a $1.0 million employee severance cost liability. During the third quarter of 2020, we incurred an additional $0.9 million of employee severance costs. At September 30, 2020, our remaining facility exit cost liability and employee severance cost liability are $2.8 million and $0.7 million, respectively, and are included in Other accrued expenses, a component of Other liabilities.
In February 2019, we announced our intention to execute cost re-engineering opportunities in order to drive stronger financial performance and, in the longer term, simplify our operations. Our cost re-engineering plan extended beyond eliminating redundant costs through the integration process and addressed organizational, process and control redesign and automation, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Costs for this plan included severance, retention and other incentive awards, facilities-related costs and other costs to execute the reorganization. While we continue to pursue additional cost re-engineering initiatives, this $65.0 million cost re-engineering plan announced in February 2019 was completed by December 31, 2019. Our remaining liability at September 30, 2020 is $2.2 million and is included in Other accrued expenses, a component of Other liabilities.
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

Note 3 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these securitizations and asset-backed financing arrangements using special purpose entities (SPEs) or variable interest entities (VIEs) into three groups: (1) securitizations of residential mortgage loans, (2) financings of advances and (3) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 12 – Borrowings.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds received from securitizations	$2,364,829	$235,175	$4,256,082	$674,108
Servicing fees collected (1)	12,561	8,866	35,204	37,610
Purchases of previously transferred assets, net of claims reimbursed	(2,061)	(2,093)	(6,338)	(3,140)
	$2,375,329	$241,948	$4,284,948	$708,578
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $22.1 million and $37.8 million, and $0.6 million and $2.2 million, during the three and nine months ended September 30, 2020 and 2019, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.

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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	September 30, 2020	December 31, 2019
Carrying value of assets
MSRs, at fair value	$101,506	$109,581
Advances	182,450	141,829
UPB of loans transferred	17,126,989	14,490,984
Maximum exposure to loss	$17,410,945	$14,742,394
At September 30, 2020 and December 31, 2019, 9.4% and 7.7%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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
MSR Financings using SPEs
On July 1, 2019, we entered into a $300.0 million financing facility with a third-party secured by certain Fannie Mae and Freddie Mac MSRs (Agency MSRs). Two SPEs (trusts) were established in connection with this facility. On July 1, 2019, we also entered into an MSR Excess Spread Participation Agreement under which we created a 100% participation interest in the portfolio excess servicing fees, pursuant to which the holder of the participation interest is entitled to receive certain funds collected on the related portfolio of mortgage loans (other than ancillary income and advance reimbursement amounts) with respect to such Portfolio Excess Servicing Fees. This participation interest has been contributed to the trusts. On May 7, 2020 we renewed the facility through June 30, 2021 and reduced the borrowing capacity from $300.0 million to $250.0 million. We pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility.
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
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	September 30, 2020	December 31, 2019
MSRs pledged (MSRs, at fair value)	$234,106	$245,533
Unamortized debt issuance costs (Other assets)	1,775	946
Debt service account (Restricted cash)	102	100
Outstanding borrowings (Other secured borrowings, net)	113,929	147,706
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
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	September 30, 2020	December 31, 2019
MSRs pledged (MSRs, at fair value)	$133,169	$146,215
Debt service account (Restricted cash)	2,549	3,002
Outstanding borrowings (Other secured borrowings, net)	74,021	94,395
Unamortized debt issuance costs (Other secured borrowings, net)	(964)	(1,208)
Mortgage-Backed Securitizations
The table below presents the carrying value and classification of the assets and liabilities of consolidated mortgage-backed securitization trusts included in our unaudited consolidated balance sheets as a result of residual securities we acquired which were issued by the trusts.

	September 30, 2020	December 31, 2019
Loans held for investment, at fair value - Restricted for securitization investors	$11,012	$23,342
Financing liability - Owed to securitization investors, at fair value	11,012	22,002
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		September 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$366,966	$366,966	$208,752	$208,752
Loans held for sale, at lower of cost or fair value (b)	3	23,665	23,665	66,517	66,517
Total Loans held for sale		$390,631	$390,631	$275,269	$275,269

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$6,849,930	$6,849,930	$6,269,596	$6,269,596
Loans held for investment - Restricted for securitization investors (a)	3	11,012	11,012	23,342	23,342
Total loans held for investment		$6,860,942	$6,860,942	$6,292,938	$6,292,938

Advances, net (c)	3	$832,604	$832,604	$1,056,523	$1,056,523
Receivables, net (c)	3	201,607	201,607	201,220	201,220
Mortgage-backed securities (a)	3	2,150	2,150	2,075	2,075
Corporate bonds (a)	2	211	211	441	441

		September 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Advance match funded liabilities (c)	3	$580,078	$580,602	$679,109	$679,507
Financing liabilities:
HMBS-related borrowings (a)	3	$6,606,543	$6,606,543	$6,063,435	$6,063,435
Financing liability - MSRs pledged (Rights to MSRs) (a)	3	577,309	577,309	950,593	950,593
Financing liability - Owed to securitization investors (a)	3	11,012	11,012	22,002	22,002
Total Financing liabilities		$7,194,864	$7,194,864	$7,036,030	$7,036,030
Other secured borrowings:
Senior secured term loan (c) (d)	2	$183,822	$188,666	$322,758	$324,643
Other (c) (d)	3	731,470	701,037	703,033	686,146
Total Other secured borrowings		$915,292	$889,703	$1,025,791	$1,010,789

Senior notes:
Senior unsecured notes (c) (d)	2	$21,278	$18,501	$21,046	$13,821
Senior secured notes (c) (d)	2	290,411	267,314	290,039	256,201
Total Senior notes		$311,689	$285,815	$311,085	$270,022

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a) (f)	3, 2	$22,679	$22,679	$4,878	$4,878
Forward trades - Loans held for sale (a)	1	(83)	(83)	(21)	(21)
TBA / Forward mortgage-backed securities (MBS) trades and futures - MSR hedging (a)	1	(579)	(579)	1,121	1,121
Derivatives Futures (a)	1	(213)	(213)	—	—

MSRs (a)	3	$1,069,013	$1,069,013	$1,486,395	$1,486,395
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 12 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $26.4 million at September 30, 2020 are classified as Level 3. The remaining balance of loans held for sale at fair value at September 30, 2020 is classified as Level 2. The entire balance of Loans held for sale at fair value at December 31, 2019 was classified as Level 2.
(f)Level 3 at September 30, 2020 and Level 2 at December 31, 2019.

The following tables present a rollforward of the beginning and ending balances of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended September 30, 2020
Beginning balance	$11,664	$(11,664)	$25,950	$1,726	$17,818
Purchases, issuances, sales and settlements
Purchases	—	—	45,445	—	—
Issuances	—	—	—	—	87,311
Sales	—	—	(45,723)	—	—
Settlements	(652)	652	356	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(77,785)
Receivables, net	—	—	157	—	—
	(652)	652	235	—	9,526

Change in fair value included in earnings	—	—	224	424	(4,665)
	—	—	224	424	(4,665)
Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$11,012	$(11,012)	$26,409	$2,150	$22,679

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Mortgage-Backed Securities	Derivatives - Interest Rate Caps
Three months ended September 30, 2019
Beginning balance	$25,324	$(23,697)	$2,014	$47
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(879)	870	—	—
	(879)	870	—	—

Change in fair value included in earnings	—	—	22	(47)
	—	—	22	(47)
Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$24,445	$(22,827)	$2,036	$—

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-backed Securities	IRLCs
Nine Months Ended September 30, 2020
Beginning balance	$23,342	$(22,002)	$—	$2,075	$—
Purchases, issuances, sales and settlements
Purchases	—	—	103,955	—	—
Issuances	—	—	—	—	144,931
Deconsolidation of mortgage-backed securitization trusts	(10,715)	9,519		—	—
Sales	—	—	(104,273)	—	—
Settlements	(1,615)	1,615	(70)	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(128,224)
Receivables, net	—	—	(113)	—	—
	(12,330)	11,134	(501)	—	16,707

Change in fair value included in earnings	—	(144)	1,328	75	(4,506)

Transfers in and / or out of Level 3	—	—	25,582	—	10,478
Ending balance	$11,012	$(11,012)	$26,409	$2,150	$22,679

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Mortgage-backed Securities	Derivatives - Interest Rate Caps
Nine Months Ended September 30, 2019
Beginning balance	$26,520	$(24,815)	$1,502	$678
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(2,075)	1,988	—	—
	(2,075)	1,988	—	—

Change in fair value included in earnings	—	—	534	(678)
	—	—	534	(678)
Transfers in and / or out of Level 3			—	—
Ending balance	$24,445	$(22,827)	$2,036	$—

A rollforward of the beginning and ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Financing liability - MSRs pledged that we measure at fair value on a recurring basis is provided in Note 6 – Reverse Mortgages, Note 8 – Mortgage Servicing and Note 9 — Rights to MSRs, respectively.
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
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic early buyouts (EBO) and loan resolution activity as part of our contractual obligations as the servicer of the loans. On January 1, 2020, we elected to classify any repurchased loans on or after January 1, 2020 as loans held for sale at fair value. Modified and EBO loans purchased before January 1, 2020 are classified as loans held for sale at the lower of cost or fair value. We expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations (in the case of modified loans) or sell the loans to a private investor (in the case of EBO loans). The fair value of these loans was estimated using published forward Ginnie Mae prices or existing sale contracts at December 31, 2019. At September 30, 2020, as a result of the volatility of capital markets due to the COVID-19 pandemic, loans with a fair value of $26.4 million required the use of significant unobservable inputs, including the assumptions of the embedded MSR, margin and yield, and were classified as Level 3.
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

Significant valuation assumptions	September 30, 2020	December 31, 2019
Life in years
Range	1.0 to 8.2	2.4 to 7.8
Weighted average	6.1	6.0
Conditional repayment rate
Range	10.4% to 34.1%	7.8% to 28.3%
Weighted average	14.3%	14.6%
Discount rate	1.8%	2.8%
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

Significant valuation assumptions	September 30, 2020		December 31, 2019
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	14.9%	11.5%	11.7%	12.2%
Weighted average delinquency rate	4.7%	27.7%	3.2%	27.3%
Advance financing cost	5-year swap	5-yr swap plus 2.00%	5-year swap	5-yr swap plus 2.00%
Interest rate for computing float earnings	5-year swap	5-yr swap minus 0.50%	5-year swap	5-yr swap minus 0.50%
Weighted average discount rate	9.5%	11.4%	9.3%	11.3%
Weighted average cost to service (in dollars)	$96	$271	$85	$277
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of September 30, 2020 given hypothetical shifts in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(55,715)	$(106,603)
Weighted average discount rate	(15,696)	(30,468)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at September 30, 2020 are increased prepayment speeds and an increase in the yield assumption.
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

Significant valuation assumptions	September 30, 2020	December 31, 2019
Life in years
Range	1.0 to 8.2	2.4 to 7.8
Weighted average	6.1	6.0
Conditional repayment rate
Range	10.4 % to 34.1%	7.8% to 28.3%
Weighted average	14.3%	14.6%
Discount rate	1.6%	2.7%
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

Significant valuation assumptions	September 30, 2020	December 31, 2019
Weighted average prepayment speed	11.6%	11.9%
Weighted average delinquency rate	29.4%	20.3%
Advance financing cost	5-year swap plus 0% to 2.00%	5-year swap plus 0% to 2.00%
Interest rate for computing float earnings	5-year swap minus 0% to 0.50%	5-year swap minus 0% to 0.50%
Weighted average discount rate	11.7%	10.7%
Weighted average cost to service (in dollars)	$286	$223
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
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant (locked pipeline), whereby the interest rate is set prior to funding. As of December 31, 2019, IRLCs were classified within Level 2 of the valuation hierarchy as the primary component of the price was obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors. As of September 30, 2020, IRLCs are classified as Level 3 assets as historical fallout rates required significant unobservable adjustments to account for the COVID-19 uncertainties.
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

Note 5 – Loans Held for Sale

Loans Held for Sale - Fair Value	Nine Months Ended September 30,
	2020	2019
Beginning balance	$208,752	$176,525
Originations and purchases (1)	4,378,999	615,303
Proceeds from sales	(4,190,355)	(581,678)
Principal collections	(21,479)	(17,155)
Transfers from (to):
Loans held for investment, at fair value	1,900	1,405
Loans held for sale - Lower of cost or fair value	—	(1)
Receivables, net	(62,949)	(2,248)
REO (Other assets)	(2,554)	(1,501)
Gain on sale of loans	45,762	24,005
Increase (decrease) in fair value of loans	1,925	(197)
Other	6,965	(6,813)
Ending balance (1) (2) (3)	$366,966	$207,645
(1)We elected the fair value option for all newly repurchased loans after December 31, 2019, consistent with our fair value election of originated loans.
(2)At September 30, 2020 and 2019, the balances include $(5.8) million and $(7.4) million, respectively, of fair value adjustments.
(3)At September 30, 2020 and 2019, the balances include $26.4 million and zero, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to Receivables.

Loans Held for Sale - Lower of Cost or Fair Value	Nine Months Ended September 30,
	2020	2019
Beginning balance	$66,517	$66,097
Purchases	—	257,611
Proceeds from sales	(45,974)	(183,048)
Principal collections	(1,319)	(5,802)
Transfers from (to):
Receivables, net	61	(78,865)
REO (Other assets)	—	(2,739)
Loans held for sale - Fair value	—	1
Gain on sale of loans	474	3,364
Decrease in valuation allowance	412	4,473
Other	3,494	6,842
Ending balance (1)	$23,665	$67,934
(1)At September 30, 2020 and 2019, the balances include $14.8 million and $58.6 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. Loans repurchased after December 31, 2019 are classified as Loans Held for Sale - Fair Value since we elected the fair value option, consistent with our fair value election for originated or purchased loans.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$6,400	$10,057	$6,643	$11,569
Provision	(45)	769	1,084	1,805
Transfer from Liability for indemnification obligations (Other liabilities)	42	266	117	340
Sales of loans	(166)	(3,996)	(1,613)	(6,618)
Ending balance	$6,231	$7,096	$6,231	$7,096

Gain on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$22,096	$605	$37,785	$2,249
Gain on sale of repurchased Ginnie Mae loans	4,663	1,364	11,036	3,154
Gain on sale of forward mortgage loans	11,897	5,896	35,201	23,102
	38,656	7,865	84,022	28,505
Change in fair value of IRLCs	4,828	697	16,876	401
Change in fair value of loans held for sale	3,061	610	3,367	936
Gain (loss) on economic hedge instruments	179	(106)	(10,141)	(3,344)
Other	(838)	(54)	(1,360)	(186)
	$45,886	$9,012	$92,764	$26,312

Note 6 – Reverse Mortgages

	Three Months Ended September 30,
	2020		2019
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$6,718,992	$(6,477,616)	$5,872,407	$(5,745,383)
Originations	299,628	—	248,877	—
Securitization of HECM loans accounted for as a financing (incl. realized fair value changes)	—	(307,754)	—	(246,734)
Repayments (principal payments received)	(249,372)	247,793	(151,292)	149,079
Transfers to:
Loans held for sale, at fair value	(781)	—	(521)	—
Receivables, net	105	—	(89)	—
REO (Other assets)	(38)	—	(211)	—
Change in fair value	81,396	(68,966)	80,071	(60,927)
Ending Balance	$6,849,930	$(6,606,543)	$6,049,242	$(5,903,965)
Securitized loans (pledged to HMBS-Related Borrowings)	$6,715,093	$(6,606,543)	$5,960,959	$(5,903,965)
Unsecuritized loans	134,837		88,283
Total	$6,849,930		$6,049,242

	Nine Months Ended September 30,
	2020		2019
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$6,269,596	$(6,063,435)	$5,472,199	$(5,380,448)
Cumulative effect of fair value election (1)	47,038	—	—	—
Originations	867,702	—	675,169	—
Securitization of HECM loans accounted for as a financing (incl. realized fair value changes)	—	(914,559)	—	(681,681)
Repayments (principal payments received)	(619,486)	613,026	(383,806)	377,094
Transfers to:
Loans held for sale, at fair value	(1,900)	—	(1,405)	—
Receivables, net	(181)	—	(202)	—
REO (Other assets)	(403)	—	(366)	—
Change in fair value	287,564	(241,575)	287,653	(218,930)
Ending Balance	$6,849,930	$(6,606,543)	$6,049,242	$(5,903,965)
(1)In conjunction with the adoption of ASU 2016-13, we elected the fair value option for future draw commitments (tails) on HECM reverse mortgage loans purchased or originated before December 31, 2018, which resulted in the recognition of the fair value of such tails through shareholders’ equity on January 1, 2020.

Reverse Mortgage Revenue, net	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain on new originations (1)	$13,545	$5,075	$33,156	$10,422
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(1,115)	14,069	12,832	58,301
Loan fees and other	2,069	1,116	5,067	4,153
	$14,499	$20,260	$51,055	$72,876
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.

Note 7 – Advances

	September 30, 2020	December 31, 2019
Principal and interest	$299,355	$414,846
Taxes and insurance	342,704	422,383
Foreclosures, bankruptcy, REO and other	196,623	229,219
	838,682	1,066,448
Allowance for losses	(6,078)	(9,925)
Advances, net	$832,604	$1,056,523
The following table summarizes the activity in net advances:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$1,056,523	$1,186,676
Asset acquisitions	14	1,457
New advances	667,577	394,964
Sales of advances	(604)	(747)
Collections of advances and other	(894,753)	(557,868)
Net decrease in allowance for losses (1)	3,847	13,962
Ending balance	$832,604	$1,038,444
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

Allowance for Losses	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$7,820	$27,653	$9,925	$23,259
Provision	2,173	729	5,944	4,532
Net charge-offs and other (1)	(3,915)	(19,085)	(9,791)	(18,494)
Ending balance	$6,078	$9,297	$6,078	$9,297
(1)$18.0 million allowance related to sold advances was reclassified in the third quarter of 2019 and presented as Other liabilities (Liability for indemnification obligations).

Note 8 – Mortgage Servicing

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

MSRs – Fair Value Measurement Method	Three Months Ended September 30,
	2020			2019
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$305,085	$739,829	$1,044,914	$745,735	$566,898	$1,312,633
Sales and other transfers	—	(1)	(1)	—	(15)	(15)
Additions:
Recognized on the sale of residential mortgage loans	22,096	—	22,096	1,235	—	1,235
Purchase of MSRs	32,249	—	32,249	9,298	1,268	10,566
Servicing transfers and adjustments	16	—	16	—	(3,105)	(3,105)
Changes in fair value (2):
Changes in valuation inputs or other assumptions	4,074	13,749	17,823	(63,360)	252,293	188,933
Realization of expected future cash flows and other changes	(23,856)	(24,228)	(48,084)	(36,898)	(17,796)	(54,694)
Ending balance	$339,664	$729,349	$1,069,013	$656,010	$799,543	$1,455,553

MSRs – Fair Value Measurement Method	For the Nine Months Ended September 30,
	2020			2019
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$714,006	$772,389	$1,486,395	$865,587	$591,562	$1,457,149
Sales and other transfers	—	(108)	(108)	(29)	(556)	(585)
Additions:
Recognized on the sale of residential mortgage loans	37,785	—	37,785	3,933	—	3,933
Purchase of MSRs	78,994	—	78,994	123,600	1,355	124,955
Servicing transfers and adjustments (1)	(263,830)	403	(263,427)	—	(7,872)	(7,872)
Changes in fair value (2):
Changes in valuation inputs or other assumptions	(159,351)	20,679	(138,672)	(235,036)	264,876	29,840
Realization of expected future cash flows and other changes	(67,940)	(64,014)	(131,954)	(102,045)	(49,822)	(151,867)
Ending balance	$339,664	$729,349	$1,069,013	$656,010	$799,543	$1,455,553
(1)Servicing transfers and adjustments include a $263.7 million derecognition of MSRs/Rights to MSRs effective with the February 20, 2020 notice of termination of the subservicing agreement between NRZ and PMC. See Note 9 — Rights to MSRs for further information.
(2)Changes in fair value are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations.

MSR UPB

	UPB at
	September 30, 2020	December 31, 2019	September 30, 2019
Owned MSRs	$71,301,427	$70,973,496	$71,372,447
NRZ pledged MSRs (1)	66,782,351	108,837,877	113,441,618
Total recognized MSRs	$138,083,778	$179,811,373	$184,814,065
(1)MSRs subject to sale agreements with NRZ that do not meet sale accounting criteria. See Note 9 — Rights to MSRs.
We acquired MSRs with a UPB of $9.9 billion and $11.9 billion during the nine months ended September 30, 2020 and 2019, respectively. We sold MSRs with a UPB of $55.7 million during the nine months ended September 30, 2020, mostly to Freddie Mac under the Voluntary Partial Cancellation (VPC) program for delinquent loans. We sold non-Agency MSRs with a UPB of $116.1 million during the nine months ended September 30, 2019.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. We have not had any terminations as servicer as a result of a breach of any of these provisions in 2020 and 2019.
At September 30, 2020, the S&P Global Ratings, Inc.’s (S&P’s) servicer ratings outlook for PMC is stable. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. Downgrades in servicer ratings could adversely affect our ability to service loans, sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. No termination rights have been triggered as result of our servicer ratings in 2020 and 2019.

Servicing Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loan servicing and subservicing fees
Servicing	$53,410	$61,485	$161,154	$170,054
Subservicing	10,324	1,365	26,143	11,775
NRZ	91,015	146,567	299,089	443,505
	154,749	209,417	486,386	625,334
Ancillary income
Late charges	11,012	14,105	38,323	42,786
Custodial accounts (float earnings)	1,057	13,464	8,787	38,739
Loan collection fees	3,047	3,862	10,048	11,613
Home Affordable Modification Program (HAMP) fees (1)	104	1,216	532	4,558
Other, net	11,753	6,453	24,369	22,063
	26,973	39,100	82,059	119,759
	$181,722	$248,517	$568,445	$745,093
(1)The HAMP expired on December 31, 2016. Borrowers who had requested assistance or to whom an offer of assistance had been extended as of that date had until September 30, 2017 to finalize their modification. We continue to earn HAMP success fees for HAMP modifications that remain less than 90 days delinquent at the first-, second- and third-year anniversary of the start of the trial modification.
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.0 billion, $1.7 billion and $2.1 billion at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

Note 9 — Rights to MSRs
Ocwen and PMC entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. In the case of Ocwen Rights to MSRs transactions, while the majority of the risks and rewards of ownership were transferred in 2012 and 2013, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. In the case of the PMC transactions, and for those Ocwen MSRs where consents were subsequently received and legal title was transferred to NRZ, due to the length of the non-cancellable term of the subservicing agreements, the transactions did not initially qualify for sale accounting treatment which resulted in such transactions being accounted for as secured financings. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and related financing liability on our consolidated balance sheets, as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our unaudited consolidated statements of operations. Changes in fair value of the Rights to MSRs are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations. Changes in fair value of the MSR related financing liability are reported in Pledged MSR liability expense.
The following tables present selected assets and liabilities recorded on our unaudited consolidated balance sheets as well as the impacts to our unaudited consolidated statements of operations in connection with our NRZ agreements.

Balance Sheets	September 30, 2020	December 31, 2019
MSRs, at fair value (1)	$577,309	$915,148

Due from NRZ (Receivables)
Sales and transfers of MSRs (2)	$—	$24,167
Subservicing fees and reimbursable expenses	2,364	9,197
	$2,364	$33,364

Due to NRZ (Other liabilities)	$95,803	$63,596

Financing liability - MSRs pledged, at fair value
Original Rights to MSRs Agreements	$577,309	$603,046
2017 Agreements and New RMSR Agreements (3)	—	35,445
PMC MSR Agreements (1)	—	312,102
	$577,309	$950,593
(1)On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements. While the MSRs and the Rights to MSRs associated with these loans were derecognized from our balance sheet, we continued to service these loans until deboarding on October 1, 2020, and accounted for them as a subservicing relationship.
(2)Balance represents the holdback of proceeds from PMC MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. These sales were executed by PMC prior to Ocwen’s acquisition of PHH.
(3)Income was recognized through April 30, 2020 as a reduction in the financing liability based on the term of the original agreements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statements of Operations
Servicing fees collected on behalf of NRZ (1)	$91,015	$146,567	$299,089	$443,505
Less: Subservicing fee retained by Ocwen (1)	25,674	35,462	80,529	108,774
Net servicing fees remitted to NRZ	65,341	111,105	218,560	334,731

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	(10,401)	(228,644)	(18,503)	(230,193)
2017 Agreements and New RMSR Agreements	—	(2,216)	(903)	(4,562)
PMC MSR Agreements (1)	—	30,156	40,720	111,034
	(10,401)	(200,704)	21,314	(123,721)
Runoff and settlement:
Original Rights to MSRs Agreements	15,650	11,170	41,572	31,617
2017 Agreements and New RMSR Agreements	—	26,705	35,121	76,087
PMC MSR Agreements (1)	—	15,881	7,492	49,469
	15,650	53,756	84,185	157,173

Other	2,688	1,637	7,377	(2,023)

Pledged MSR liability expense	$57,404	$256,416	$105,684	$303,302
(1)On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements. As the MSRs and the Rights to MSRs associated with these loans were derecognized from our consolidated balance sheet on February 20, 2020, we do not report the associated servicing fees collected on behalf of, and remitted to NRZ, or the change in fair value, runoff and settlement of the financing liability subsequent to February 20, 2020.

	Three Months Ended September 30, 2020
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$582,558	$—	$—	$582,558
Changes in fair value:
Original Rights to MSRs Agreements	10,402	—	—	10,402
2017 Agreements and New RMSR Agreements	—	—	—	—
PMC MSR Agreements	—	—	—	—
Runoff and settlement:
Original Rights to MSRs Agreements	(15,651)	—	—	(15,651)
2017 Agreements and New RMSR Agreements	—	—	—	—
PMC MSR Agreements	—	—	—	—
Balance at September 30, 2020	$577,309	$—	$—	$577,309

	Three Months Ended September 30, 2019
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$412,909	$88,103	$343,901	$844,913
Additions	—	—	345	345
Changes in fair value:
Original Rights to MSRs Agreements	228,643	—	—	228,643
2017 Agreements and New RMSR Agreements	—	2,216	—	2,216
PMC MSR Agreements	—	—	(30,156)	(30,156)
Runoff and settlement:
Original Rights to MSRs Agreements	(11,170)	—	—	(11,170)
2017 Agreements and New RMSR Agreements	—	(26,705)	—	(26,705)
PMC MSR Agreements	—	—	(15,881)	(15,881)
Calls (1):
Original Rights to MSRs Agreements	(3,095)	—	—	(3,095)
2017 Agreements and New RMSR Agreements	—	(2,169)	—	(2,169)
Balance at September 30, 2019	$627,287	$61,445	$298,220	$986,952

	Nine Months Ended September 30, 2020
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$603,046	$35,445	$312,102	$950,593
Additions	—	—	—	—
Receipt of lump-sum cash payments	—	—	—	—
Sales	—	—	(226)	(226)
Changes in fair value:
Original Rights to MSRs Agreements	18,503	—	—	18,503
2017 Agreements and New RMSR Agreements	—	903	—	903
PMC MSR Agreements	—	—	(40,720)	(40,720)
Runoff and settlement:
Original Rights to MSRs Agreements	(41,572)	—	—	(41,572)
2017 Agreements and New RMSR Agreements	—	(35,121)	—	(35,121)
PMC MSR Agreements	—	—	(7,492)	(7,492)
Derecognition of Pledged MSR financing liability due to termination of PMC MSR Agreements	—	—	(263,664)	(263,664)
Calls (1):
Original Rights to MSRs Agreements	(2,668)	—	—	(2,668)
2017 Agreements and New RMSR Agreements	—	(1,227)	—	(1,227)
Balance at September 30, 2020	$577,309	$—	$—	$577,309

	Nine Months Ended September 30, 2019
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$436,511	$138,854	$457,491	$1,032,856
Purchases	—	—	1,221	1,221
Sales	—	—	11	11
Changes in fair value:
Original Rights to MSRs Agreements	230,193	—	—	230,193
2017 Agreements and New RMSR Agreements	—	4,562	—	4,562
PMC MSR Agreements	—	—	(111,034)	(111,034)
Runoff and settlement:
Original Rights to MSRs Agreements	(31,617)	—	—	(31,617)
2017 Agreements and New RMSR Agreements	—	(76,087)	—	(76,087)
PMC MSR Agreements	—	—	(49,469)	(49,469)
Calls (1):
Original Rights to MSRs Agreements	(7,800)	—	—	(7,800)
2017 Agreements and New RMSR Agreements	—	(5,884)	—	(5,884)
Balance at September 30, 2019	$627,287	$61,445	$298,220	$986,952
(1)Represents the carrying value of MSRs in connection with call rights exercised by NRZ, for MSRs transferred to NRZ under the 2017 Agreements and New RMSR Agreements, or by Ocwen at NRZ’s direction, for MSRs underlying the Original Rights to MSRs Agreements. Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.
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
Under the terms of the Subservicing Agreements and Servicing Addendum, in addition to a base servicing fee, Ocwen receives certain ancillary fees, primarily late fees, loan modification fees and convenience or Speedpay® fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. NRZ receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as being entitled to receive certain REO related income including REO referral commissions.
As of September 30, 2020, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $69.1 billion, including $16.9 billion for which title has not transferred to NRZ. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $16.9 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
In addition, as noted above, during the Initial Term, NRZ has the right to terminate the $16.9 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
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
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements, which accounted for $37.1 billion loan UPB at June 30, 2020, and $16.0 billion at September 30, 2020. This termination was for convenience and not for cause, and provided for loan deboarding fees to be paid by NRZ. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We continued to service these loans until deboarding, and accounted for them as a subservicing relationship. Accordingly, we recognized subservicing fees associated with the subservicing agreement subsequent to February 20, 2020 and have not reported any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter. On September 1, 2020, 133,718 loans were deboarded and the remaining 136,500 loans representing $16.0 billion of UPB were deboarded on October 1, 2020.

Note 10 – Receivables

	September 30, 2020	December 31, 2019
Servicing-related receivables:
Government-insured loan claims - Forward	$107,917	$122,557
Government-insured loan claims - Reverse	43,681	14,123
Sales and transfers of MSRs - Due from NRZ	—	24,167
Subservicing fees and reimbursable expenses - Due from NRZ	2,364	9,197
Reimbursable expenses	5,604	13,052
Due from custodial accounts	8,212	27,175
Other	1,869	4,970
	169,647	215,241
Income taxes receivable (1)	68,683	37,888
Other receivables	4,795	5,963
	243,125	259,092
Allowance for losses	(41,518)	(57,872)
	$201,607	$201,220
(1)See Note 17 – Income Taxes
At September 30, 2020 and December 31, 2019, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) was $40.8 million and $56.9 million at September 30, 2020 and December 31, 2019, respectively. The government-insured loan claims are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance (1)	$53,310	$50,511	$56,868	$52,497
Provision	5,055	11,013	12,249	22,819
Charge-offs and other, net	(17,607)	(8,349)	(28,359)	(22,141)
Ending balance	$40,758	$53,175	$40,758	$53,175
(1)     The adoption of ASU 2016-13 did not result in any significant change to the allowance for losses related to receivables as of January 1, 2020.

Note 11 – Other Assets

	September 30, 2020	December 31, 2019
Contingent loan repurchase asset	$580,599	$492,900
Derivatives, at fair value	22,843	6,007
Prepaid expenses	15,791	21,996
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Prepaid lender fees, net	10,767	8,647
REO	8,354	8,556
Security deposits	2,181	2,163
Deferred tax asset, net	1,821	2,169
Mortgage backed securities, at fair value	2,150	2,075
Interest-earning time deposits	377	390
Other	2,412	3,164
	$662,468	$563,240

Note 12 – Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		September 30, 2020		December 31, 2019
Borrowing Type	Maturity (1)	Amorti- zation Date (1)	Total	Available (2)	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2051	Jun. 2021	$250,000	$158,080	4.28%	$91,920	3.36%	$190,555
Advance Receivables Backed Notes, Series 2019-T1 (4)	Aug. 2050	Aug. 2020	—	—	—	—	2.62%	185,000
Advance Receivables Backed Notes, Series 2019-T2 (4)	Aug. 2051	Aug. 2021	—	—	—	—	2.53%	285,000
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	475,000	—	1.49%	475,000	—%	—
Total Ocwen Master Advance Receivables Trust (OMART)			725,000	158,080	1.94%	566,920	2.79%	660,555
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Jun. 2051	Jun. 2021	70,000	56,842	3.28%	13,158	3.53%	18,554
			$795,000	$214,922	1.97%	$580,078	2.81%	$679,109
(1)The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In all of our advance facilities, there are multiple notes outstanding. For each note, after the amortization date, all collections that represent the repayment of advances pledged to the facility must be applied ratably to each outstanding amortizing note to reduce the balance and as such the collection of advances allocated to the amortizing note may not be used to fund new advances.

(2)Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At September 30, 2020, $10.0 million and none of the available borrowing capacity of the OMART and OFAF advance financing notes, respectively, could be used based on the amount of eligible collateral.
(3)On May 7, 2020, we renewed this facility through June 30, 2021, and increased the total borrowing capacity of the Series 2015-VF5 variable notes from $200.0 million to $500.0 million, with interest computed based on the lender’s cost of funds plus a margin of 400 bps. On August 17, 2020, we reduced the total borrowing capacity to $250.0 million in conjunction with the issuance of new fixed-rate term notes with a borrowing capacity of $475.0 million, as disclosed in (4) below.
(4)On August 12, 2020, we issued fixed-rate term notes with a total borrowing capacity of $475.0 million (Series 2020 T-1). The weighted average rate of the notes at September 30, 2020 is 1.49%, with rates on the individual classes of notes ranging from 1.28% to 5.42%. The Series 2019-T1 and 2019-T2 fixed-rate term notes were redeemed on August 17, 2020.
(5)On May 7, 2020, we renewed this facility through June 30, 2021 and increased the borrowing capacity from $60.0 million to $70.0 million with interest computed based on the lender’s cost of funds plus a margin of 300 bps.

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	September 30, 2020	December 31, 2019
HMBS-related borrowings, at fair value (1)	Loans held for investment	1ML + 260 bps	(1)	$6,606,543	$6,063,435
Other financing liabilities, at fair value
MSRs pledged (Rights to MSRs), at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	577,309	603,046
2017 Agreements and New RMSR Agreements	MSRs	(3)	(3)	—	35,445
PMC MSR Agreements	MSRs	(4)	(4)	—	312,102
				577,309	950,593

Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (5)	Loans held for investment	(5)	(5)	—	9,794
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (5)	Loans held for investment	(5)	(5)	11,012	12,208
				11,012	22,002
Total Other financing liabilities, at fair value				588,321	972,595
				$7,194,864	$7,036,030
(1)Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS which did not qualify for sale accounting treatment of HECM loans.
(2)This pledged MSR liability is recognized due to the accounting treatment of MSR sale transactions with NRZ which did not qualify as sales for accounting purposes. See Note 9 — Rights to MSRs for additional information.
(3)This financing liability arose in connection with lump sum payments received in 2017 upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ and in 2018 in connection with the execution of the New RMSR Agreements as compensation for foregoing certain payments under the Original Rights to MSRs Agreements. See Note 9 — Rights to MSRs for additional information.
(4)Represented a liability for sales of MSRs to NRZ which did not qualify for sale accounting treatment and were accounted for as a secured borrowing which we assumed in connection with the acquisition of PHH Corporation (PHH). As disclosed in Note 9 — Rights to MSRs, the liability was derecognized upon termination of the agreement by NRZ on February 20, 2020.
(5)Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 3 – Securitizations and Variable Interest Entities. In June 2020, we sold the beneficial interests held in the INDX 2004-AR11 securitization trust and deconsolidated the trust. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the RAST 2003-A11 Trust have maturity dates extending through October 2033.

Other Secured Borrowings				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	September 30, 2020	December 31, 2019
SSTL (3)	(3)	1-Month Euro-dollar rate + 600 bps with a Eurodollar floor of 100 bps (3)	May 2022	$—	$—	$190,000	$326,066

Master repurchase agreement (4)	Loans held for sale (LHFS)	1ML + 220 - 375 bps	June 2021	19,756	—	155,244	91,573
Mortgage warehouse agreement (5)	LHFS (reverse)	Greater of 1ML + 250 bps or 3.50%; LIBOR Floor 0%	August 2021	1,000	—	—	72,443
Master repurchase agreement (6)	LHFS (forward and reverse)	1ML + 225 bps forward; 1ML + 275 bps reverse	Dec. 2020	50,000	8,869	191,131	139,227
Master repurchase agreement (7)	LHFS (reverse)	Prime + 0.0%; 4.0% floor	January 2020	—	—	—	898
Master repurchase agreement (8)	N/A	1ML + 180 bps; LIBOR Floor 35 bps	N/A	50,000	—	—	—
Participation agreement (9)	LHFS	(9)	June 2021	120,000	—	—	17,304
Master repurchase agreement (9)	LHFS	(9)	June 2021	—	76,497	13,503	—
Master repurchase agreement	LHFS	1 ML + 250 bps	March 2021	—	1,000	—	—
Mortgage warehouse agreement (10)	LHFS	1ML + 350 bps; LIBOR Floor 525 bps	Dec. 2020	—	48,211	1,789	10,780
Mortgage warehouse agreement (11)	LHFS (reverse)	1ML + 250 bps; 3.50% floor	Nov. 2020	19,904	—	80,096	—
Mortgage warehouse agreement (12)	LHFS	(12)	N/A	100,000	—	—	—
Total mortgage loan warehouse facilities				360,660	134,577	441,763	332,225

Other Secured Borrowings				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	September 30, 2020	December 31, 2019

Agency MSR financing facility (13)	MSRs, Advances	1ML + 450 bps	June 2021	—	136,071	113,929	147,706
Ginnie Mae MSR financing facility (14)	MSRs, Advances	1ML + 395 bps	Dec. 2020	74,947	—	52,553	72,320
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (15)	MSRs	5.07%	Nov. 2024	—	—	74,021	94,395
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (16)	MSRs	(15)	Feb. 2028	—	—	50,168	57,594
Total MSR financing facilities				74,947	136,071	290,671	372,015
				$435,607	$270,648	922,434	1,030,306
Unamortized debt issuance costs - SSTL and PLS Notes						(6,712)	(3,381)
Discount - SSTL						(430)	(1,134)
						$915,292	$1,025,791

Weighted average interest rate						4.51%	4.74%
(1)1ML was 0.15% and 1.76% at September 30, 2020 and December 31, 2019, respectively.
(2)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, $34.1 million of the available borrowing capacity could be used at September 30, 2020 based on the amount of eligible collateral that could be pledged.
(3)On January 27, 2020, we entered into a Joinder and Second Amendment Agreement (the Amendment) which amends the Amended and Restated SSTL Facility Agreement dated as of December 5, 2016, as amended by a Joinder and Amendment Agreement dated as of March 18, 2019. The Amendment provided for a net prepayment of $126.1 million of the outstanding balance at December 31, 2019 such that the facility has a maximum outstanding balance of $200.0 million. The Amendment also (i) extended the maturity of the remaining outstanding loans under the SSTL to May 15, 2022, (ii) provides that the loans under the SSTL bear interest at the one-month Eurodollar Rate or the Base Rate (as defined in the SSTL), at our option, plus a margin of 6.00% per annum for Eurodollar Rate loans or 5.00% per annum for Base Rate loans (increasing to a margin of 6.50% per annum for Eurodollar Rate loans or 5.50% per annum for Base Rate loans on January 27, 2021), (iii) provides for a prepayment premium of 2.00% until January 27, 2022 and (iv) requires quarterly principal payments of $5.0 million.
(4)The maximum borrowing under this agreement is $175.0 million, of which $110.0 million is available on a committed basis and the remainder is available at the discretion of the lender.
(5)On March 12, 2020, we voluntarily reduced the maximum borrowing capacity from $100.0 million to $1.0 million in connection with Liberty’s transfer of substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020. On August 10, 2020, the maturity date of this agreement was extended to August 13, 2021.
(6)The maximum borrowing under this agreement is $250.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis.
(7)This facility expired on January 22, 2020 and was not renewed.
(8)The lender provides financing for up to $50.0 million at the discretion of the lender. The agreement has no stated maturity date.
(9)Under the original terms, the lender provided $300.0 million of borrowing capacity on an uncommitted basis. On June 25, 2020, this facility was amended to be comprised of two lines, a $120.0 million uncommitted participation agreement and a $90.0 million committed repurchase agreement. The maturity date of the facility was extended to June 24, 2021. The agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans.
The transactions do not qualify for sale accounting treatment and are accounted for as secured borrowings. The lender earns the stated interest rate of the underlying mortgage loans less 35 bps, with a floor of 3.5%, while the loans are financed under both the participation and repurchase agreements.
(10)Under this agreement, the lender provides financing for up to $50.0 million on a committed basis.
(11)On March 12, 2020, we entered into a mortgage loan warehouse agreement to fund reverse mortgage loan draws by borrowers subsequent to origination. Under this agreement, the lender provides financing for up to $100.0 million on an uncommitted basis. In October 2020, the maturity date was extended to October 29, 2021 and the capacity was temporarily increased to $150.0 million until November 15, 2020 when it will be reduced to $100.0 million.
(12)On September 30, 2020, we entered into a $100.0 million uncommitted repurchase agreement to finance the purchase of EBO loans from Ginnie Mae. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate on the collateral.
(13)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. On May 7, 2020, we renewed the facility through June 30, 2021 and reduced the maximum amount which we may borrow pursuant to the repurchase agreements from $300.0 million to $250.0 million on a committed basis. We also pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility. See Note 3 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of our MSR financing facilities. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities.
(14)PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs. Ocwen guarantees the obligations of PMC under the facility. On June 30, 2020, we amended the facility to increase the borrowing capacity from $100.0 million to $127.5 million on an uncommitted basis, accelerate the maturity date to December 27, 2020 and include Ginnie Mae servicing advances as additional collateral. The lender earns the stated interest rate of 1ML plus a margin of 395 bps on borrowings prior to June 1, 2020, with any subsequent borrowings at a stated interest of 1ML plus a margin of 700 bps. See (13) above regarding daily margining requirements.
(15)PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement had an initial principal amount of $100.0 million and amortize in accordance with a pre-determined schedule subject to modification under certain events. See Note 3 – Securitizations and Variable Interest Entities for additional information. See (12) above regarding daily margining requirements.
(16)OASIS noteholders are entitled to receive a monthly payment equal to the sum of: (a) 21 basis points of the UPB of the reference pool of Freddie Mac mortgages; (b) any termination payment amounts; (c) any excess refinance amounts; and (d) the note redemption amounts, each as defined in the indenture supplement for the notes. Monthly amortization of the liability is estimated using the proportion of monthly projected service fees on the underlying MSRs as a percentage of lifetime projected fees, adjusted for the term of the notes.

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			September 30, 2020	December 31, 2019
Senior unsecured notes (1)	6.375%	Aug. 2021	$21,543	$21,543
			21,543	21,543
Senior secured notes	8.375%	Nov. 2022	291,509	291,509
			313,052	313,052
Unamortized debt issuance costs			(1,098)	(1,470)
Fair value adjustments (1)			(265)	(497)
			$311,689	$311,085
(1)These notes were assumed by Ocwen in connection with its acquisition of PHH. We are amortizing the fair value purchase accounting adjustments over the remaining term of the notes. We have the option to redeem the notes due in August 2021, in whole or in part, on or after January 1, 2019 at a redemption price equal to 100.0% of the principal amount plus any accrued and unpaid interest.
At any time, we may redeem all or a part of the 8.375% Senior secured notes, upon not less than 30 nor more than 60 days’ notice at a specified redemption price, plus accrued and unpaid interest to the date of redemption. We may redeem all or a part of these notes at the redemption prices (expressed as percentages of principal amount) specified in the Indenture of 104.188% and 102.094% during the twelve-month periods beginning on November 15th of 2019 and 2020, respectively. Thereafter, the redemption price is 100%.
Upon a change of control (as defined in the Indenture), we are required to make an offer to the holders of the 8.375% Senior secured notes to repurchase all or a portion of each holder’s notes at a purchase price equal to 101.0% of the principal amount of the notes purchased plus accrued and unpaid interest to the date of purchase.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligation. At September 30, 2020, the S&P issuer credit rating for Ocwen was “B-”. On April 13, 2020, S&P placed Ocwen’s ratings outlook on CreditWatch with negative implications due to the uncertain economic impact of COVID-19 on liquidity. The CreditWatch was removed on July 23, 2020 and the Outlook was revised to Negative. On August 21, 2020, Moody’s reaffirmed their ratings. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements, we are subject to various qualitative and quantitative covenants. Collectively, these covenants include:
•Financial covenants;
•Covenants to operate in material compliance with applicable laws;
•Restrictions on our ability to engage in various activities, including but not limited to incurring additional forms of debt, paying dividends or making distributions on or purchasing equity interests of Ocwen, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or acquisitions or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt of any guarantor, entering into transactions with affiliates;
•Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements; and
•Requirements to provide audited financial statements within specified timeframes, including requirements that Ocwen’s financial statements and the related audit report be unqualified as to going concern.
Many of the restrictive covenants arising from the indenture for the Senior Secured Notes will be suspended if the Senior Secured Notes achieve an investment-grade rating from both Moody’s and S&P and if no default or event of default has occurred and is continuing.
Financial covenants in certain of our debt agreements require that we maintain, among other things:
•a 40% loan to collateral value ratio (i.e., the ratio of total outstanding loans under the SSTL to certain collateral and other assets as defined under the SSTL), as of the last date of any fiscal quarter; and
•specified levels of tangible net worth and liquidity.
Certain financial covenants were added as part of the amendment and extension of our SSTL on January 27, 2020. These include i) maintaining a minimum unencumbered asset coverage ratio (i.e., the ratio of unrestricted cash and certain first priority perfected collateral to total outstanding loans under the SSTL) as of the last day of any fiscal quarter of 200% increasing to 225% after December 31, 2020 and ii) maintaining minimum unrestricted cash of $125.0 million as of the last day of each fiscal quarter.
As of September 30, 2020, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $200.0 million in consolidated tangible net worth, as defined, under certain of our advance match funded debt, MSR financing facilities and mortgage warehouse agreements. The most restrictive liquidity requirements were for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and mortgage warehouse agreements. In addition, as amended, the SSTL limits our capacity to repurchase our securities and prepay certain junior debt to a combined total of $10.0 million, among other restrictions. Our current repurchase capacity has been reduced to the extent of repurchases executed under Ocwen’s share repurchase program announced in February 2020. See Note 14 – Equity for additional information regarding share repurchases.
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

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at September 30, 2020:

		Collateral for Secured Borrowings
	Total Assets	Advance Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse / MSR Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$321,455	$—	$—	$—	$—	$321,455
Restricted cash	61,511	10,458	—	4,416	46,637	—
MSRs (3)	1,069,013	—	577,886	490,583	—	48
Advances, net	832,604	660,816	—	61,081	—	110,707
Loans held for sale	390,631	—	—	335,726	—	54,905
Loans held for investment	6,860,942	—	6,726,105	95,619	—	39,218
Receivables, net	201,607	—	—	52,417	—	149,190
Premises and equipment, net	23,620	—	—	—	—	23,620
Other assets	662,468	—	—	7,077	597,953	57,438
Total assets	$10,423,851	$671,274	$7,303,991	$1,046,919	$644,590	$756,581
(1)Sales and Other Commitments include Restricted cash and deposits held as collateral to support certain contractual obligations, and Contingent loan repurchase assets related to the Ginnie Mae EBO program for which a corresponding liability is recognized in Other liabilities.
(2)The borrowings under the SSTL are secured by a first priority security interest in substantially all of the assets of Ocwen, PHH, PMC and the other guarantors thereunder, excluding among other things, 35% of the voting capital stock of foreign subsidiaries, securitization assets and equity interests of securitization entities, assets securing permitted funding indebtedness and non-recourse indebtedness, REO assets, as well as other customary carve-outs (collectively, the Collateral). The Collateral is subject to certain permitted liens set forth under the SSTL and related security agreement. The Senior Secured Notes are guaranteed by Ocwen and the other guarantors that guarantee the SSTL, and the borrowings under the Senior Secured Notes are secured by a second priority security interest in the Collateral. Assets securing borrowings under the SSTL and Senior Secured Notes may include amounts presented in Other as well as certain assets presented in Collateral for Secured Borrowings and Sales and Other Commitments, subject to permitted liens as defined in the applicable debt documents. The amounts presented here may differ in their calculation and are not intended to represent amounts that may be used in connection with covenants under the applicable debt documents.
(3)MSRs pledged as collateral for secured borrowings in connection with the Rights to MSRs transactions with NRZ which are accounted for as secured financings. Certain MSR cohorts with a negative fair value of $0.5 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $17.4 million of negative fair value related to RMBS and $17.9 million of positive fair value related to private EBO and PLS MSRs.

Note 13 – Other Liabilities

	September 30, 2020	December 31, 2019
Contingent loan repurchase liability	$580,599	$492,900
Due to NRZ - Advance collections, servicing fees and other	95,803	63,596
Other accrued expenses	71,093	67,241
Liability for indemnification obligations	44,170	52,785
Servicing-related obligations	40,659	88,167
Lease liability	34,426	44,488
Accrued legal fees and settlements	31,015	30,663
Checks held for escheat	29,106	31,959
Accrued interest payable	13,891	5,964
Liability for unfunded pension obligation	11,734	13,383
Liability for uncertain tax positions	17,123	17,197
Liability for unfunded India gratuity plan	5,416	5,331
Derivatives, at fair value	1,671	100
Liability for mortgage insurance contingency	—	6,820
Other	20,755	21,579
	$997,461	$942,173

Note 14 – Equity
On February 3, 2020, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $5.0 million of Ocwen’s issued and outstanding shares of common stock. During the three months ended March 31, 2020, we completed the repurchase of 377,484 shares of common stock in the open market under this program at prevailing market prices for a total purchase price of $4.5 million for an average price paid per share of $11.90. In addition, Ocwen paid $0.1 million in commissions. The repurchased shares were formally retired as of March 31, 2020. At September 30, 2020, no additional shares were repurchased. Unless we amend the share repurchase program or repurchase the remaining $0.5 million by an earlier date, the share repurchase program will expire on February 3, 2021. No assurances can be given as to the amount of shares, if any, that we may repurchase in any given period.
On April 8, 2020, Ocwen was notified by the New York Stock Exchange (the NYSE) that the average per share trading price of its common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. The NYSE generally requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Effective August 13, 2020, Ocwen implemented a one-for-15 reverse stock split of all outstanding shares of its common stock and reduced the number of authorized shares of common stock by the same proportion. No fractional shares were issued in connection with the reverse stock split. Shareholders otherwise entitled to receive fractional shares of common stock received shares rounded up to the nearest whole share in lieu of such fractional shares, with an aggregate 4,692 additional shares issued. The number of outstanding shares was reduced from 130,013,696 to 8,672,272 and the authorized shares from 200,000,000 to 13,333,333 effective August 13, 2020, with giving effect to the rounding up of fractional shares. The $0.01 par value per share of common stock remained unchanged. On September 1, 2020, Ocwen was notified by the NYSE that it has regained compliance with the NYSE’s continued listing standard rule relating to minimum average share price.

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes derivative activity, including the derivatives used in each of our identified hedging programs. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of, or during the nine months ended September 30, 2020 and 2019.

	September 30, 2020			December 31, 2019
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets
Forward sales of Reverse loans	Nov. 2020	$20,000	$31	Jan. 2020	$40,000	$8
Forward loans IRLCs	Oct. to Dec. 2020	857,257	21,606	Mar. 2020	204,020	4,745
Reverse loans IRLCs	Oct. 2020	30,977	1,073	Jan. 2020	28,546	133
TBA forward MBS trades	Oct. to Nov. 2020	400,000	117	Jan to Mar. 2020	1,200,000	1,121
Other	n/a	—	16	n/a	—	—
Total		$1,308,234	$22,843		$1,472,566	$6,007

Derivative Liabilities
Forward sales of Reverse loans	Oct. 2020	$60,000	$(114)	Jan. 2020	$20,000	$(29)
TBA forward MBS trades	Oct. to Nov. 2020	190,000	(696)	n/a	—	—
Interest rate swap futures	Dec. 2020	355,000	(213)	n/a	—	—
Borrowings - interest rate caps	n/a	—	—	May 2020	27,083	—
Other	n/a	—	(648)	n/a	—	(71)
Total		$605,000	$(1,671)		$47,083	$(100)
We report derivatives at fair value in Other assets or in Other liabilities on our unaudited consolidated balance sheets. Derivative instruments are generally entered into as economic hedges against changes in the fair value of a recognized asset or liability and are not designated as hedges for accounting purposes. We generally report the changes in fair value of such derivative instruments in the same line item in the unaudited consolidated statement of operations as the changes in fair value of the related asset or liability. For all other derivative instruments not designated as a hedging instrument, we report changes in fair value in Other, net.

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Gain / (Loss)		Gain / (Loss)
	Amount	Financial Statement Line	Amount	Financial Statement Line
Derivative Assets (Liabilities)
Forward loans IRLCs	$16,860	Gain on loans held for sale, net	$401	Gain on loans held for sale, net
Reverse loans IRLCs	940	Reverse mortgage revenue, net	802	Reverse mortgage revenue, net
Forward LHFS trades	—		(3,689)	Gain on loans held for sale, net
Interest rate swap futures and TBA forward MBS trades	(9,564)	Gain on loans held for sale, net (Economic hedge)	345	Gain on loans held for sale, net (Economic hedge)

Interest rate swap futures and TBA forward MBS trades	39,258	MSR valuation adjustments, net	322	MSR valuation adjustments, net

Forward sales of Reverse loans	(62)	Reverse mortgage revenue, net	106	Reverse mortgage revenue, net
Borrowings - interest rate caps	—	Other, net	(358)	Other, net
Other	(561)	Gain on loans held for sale, net	(220)
Total	$46,871		$(2,291)

Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds, among other factors. Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio to interest rate changes. We define our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with NRZ (See Note 9 — Rights to MSRs),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings, and
•less the net value of our held for sale loan portfolio and interest rate lock commitments (pipeline).
We determine and monitor daily a hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At September 30, 2020, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure.
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
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into any forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso.

Note 16 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other secured borrowings	$12,246	$12,918	$39,171	$31,933
Senior notes	6,658	8,039	19,977	25,053
Advance match funded liabilities	6,565	6,165	19,541	20,862
Other	1,346	2,384	4,868	6,788
	$26,815	$29,506	$83,557	$84,636

Note 17 – Income Taxes
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
Based on information available at this time, we estimate that modifications to the tax rules for the carryback of NOLs and business interest expense limitations will result in U.S. and USVI federal net tax refunds of approximately $70.3 million and $1.2 million, respectively, and as such we recognized an income tax benefit of $71.5 million in our unaudited consolidated financial statements for the nine months ended September 30, 2020. We collected $51.4 million in the three months ended September 30, 2020, which represents the tax refund associated with the NOLs generated in 2018 carried back to prior tax years.
The income tax benefit recognized represents the release of valuation allowances against certain NOL and Section 163(j) deferred tax assets that are now more likely than not to be realizable as a result of certain provisions of the CARES Act as well as permanent income tax benefit related to the carryback of NOLs created in a tax year that was subject to U.S. federal tax at a 21% rate to a tax year subject to tax at a 35% rate. Our estimation of the impact of the CARES Act on our 2020 financial statements is subject to change.

Note 18 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For the three and nine months ended September 30, 2020 and 2019, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings (loss) per share
Net loss	$(9,420)	$(42,767)	$(32,955)	$(176,998)

Weighted average shares of common stock	8,669,550	8,973,053	8,770,102	8,955,288

Basic loss per share	$(1.09)	$(4.77)	$(3.76)	$(19.76)

Diluted earnings (loss) per share
Net loss	$(9,420)	$(42,767)	$(32,955)	$(176,998)

Weighted average shares of common stock	8,669,550	8,973,053	8,770,102	8,955,288
Effect of dilutive elements
Stock option awards	—	—	—	—
Common stock awards	—	—	—	—
Dilutive weighted average shares of common stock	8,669,550	8,973,053	8,770,102	8,955,288

Diluted loss per share	$(1.09)	$(4.77)	$(3.76)	$(19.76)

Stock options and common stock awards excluded from the computation of diluted loss per share
Anti-dilutive (1)	193,144	196,875	218,020	222,870
Market-based (2)	125,395	60,147	125,395	60,147

(1)Includes stock options that are anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock, and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
As disclosed in Note 14 – Equity, Ocwen implemented a reverse stock split in a ratio of one-for-15 effective on August 13, 2020. The above computations of earnings (loss) per share reflect the number of common stock shares after consideration for the reverse stock split. All common share and loss per share amounts have been adjusted retrospectively to give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Note 19 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:
Servicing. This segment is primarily comprised of our residential mortgage servicing business and currently accounts for most of our total revenues. We provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale or securitization of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes conventional, government-insured and non-Agency loans. Non-Agency loans include subprime loans, which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent.

Originations. The Originations segment (previously labeled as Lending) purchases and originates conventional and government-insured residential forward and reverse mortgage loans through multiple channels. The loans are typically sold shortly after origination on a servicing retained (securitization) or servicing released (sale to a third party) basis. We originate forward mortgage loans directly with customers (recapture channel) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the GSE Co-issue and Cash Window programs and bulk MSR purchases, and we acquire new subservicing through our enterprise sales. The pricing and acquisition decisions are made relative to other originated MSR channels. Accordingly, as part of our internal management reporting we renamed the Lending segment as Originations effective in the first quarter 2020, without any other changes to our operating and reporting segments.
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
Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. Beginning in the third quarter of 2020, we began allocating interest expense on corporate debt, including the SSTL and Senior Notes, used to fund servicing advances and other servicing assets from Corporate Items and Other to Servicing. Amortization of debt issuance costs and discount are excluded from the interest expense allocation. The interest expense related to the corporate debt has been allocated to the Servicing segment for prior periods to conform to the current period presentation. The interest expense allocation for the nine months ended September 30, 2020 is $28.8 million, including $10.5 million, $9.5 million and $8.8 million for the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively. The interest expense allocation for the nine months ended September 30, 2019 is $43.3 million, including $13.8 million, $15.5 million and $14.0 million for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively.
Financial information for our segments is as follows:

	Three Months Ended September 30, 2020
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue (1)	$185,892	$53,755	$9,388	$249,035

MSR valuation adjustments, net (1)	(38,356)	12,375	(7,833)	(33,814)

Operating expenses (2)	79,522	35,421	34,579	149,522

Other (expense) income:
Interest income	872	2,717	212	3,801
Interest expense	(21,421)	(3,163)	(2,231)	(26,815)
Pledged MSR liability expense	(57,434)	—	30	(57,404)
Other	2,211	197	937	3,345
Other expense, net	(75,772)	(249)	(1,052)	(77,073)

Income (loss) before income taxes	$(7,758)	$30,460	$(34,076)	$(11,374)

	Three Months Ended September 30, 2019
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue	$250,224	$29,502	$3,789	$283,515

MSR valuation adjustments, net	134,617	(56)	—	134,561

Operating expenses (2)	135,507	20,609	23,169	179,285

Other (expense) income:
Interest income	2,105	1,688	336	4,129
Interest expense	(26,087)	(2,133)	(1,286)	(29,506)
Pledged MSR liability expense	(256,499)	—	83	(256,416)
Gain on repurchase of senior secured notes	—	—	5,099	5,099
Other	3,917	498	(4,829)	(414)
Other (expense) income, net	(276,564)	53	(597)	(277,108)

Income (loss) before income taxes	$(27,230)	$8,890	$(19,977)	$(38,317)

	Nine Months Ended September 30, 2020
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue (1)	$579,883	$136,947	$13,071	$729,901

MSR valuation adjustments, net (1)	(249,396)	25,861	(7,833)	(231,368)

Operating expenses (2)	242,735	91,129	97,681	431,545

Other (expense) income:
Interest income	4,196	6,857	1,709	12,762
Interest expense	(67,923)	(8,423)	(7,211)	(83,557)
Pledged MSR liability expense	(105,771)	—	87	(105,684)
Other	8,332	167	(3,883)	4,616
Other expense, net	(161,166)	(1,399)	(9,298)	(171,863)

Income (loss) before income taxes	$(73,414)	$70,280	$(101,741)	$(104,875)

	Nine Months Ended September 30, 2019
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Revenue	$752,010	$99,386	$10,345	$861,741

MSR valuation adjustments, net	(121,497)	(208)	—	(121,705)

Operating expenses (2) (3)	435,377	62,813	36,428	534,618

Other (expense) income:
Interest income	6,270	4,783	1,471	12,524
Interest expense	(77,328)	(5,200)	(2,108)	(84,636)
Pledged MSR liability expense	(303,385)	—	83	(303,302)
Gain on repurchase of senior secured notes	—	—	5,099	5,099
Other	6,332	1,161	(6,330)	1,163
Other (expense) income, net	(368,111)	744	(1,785)	(369,152)

Income (loss) before income taxes	$(172,975)	$37,109	$(27,868)	$(163,734)
(1)Revenue in the Corporate Items and Other segment for the three and nine months ended September 30, 2020 includes an inter-segment derivatives elimination of $7.8 million with a corresponding offset in MSR valuation adjustments, net.
(2)Compensation and benefits expense in the Corporate Items and Other segment for the three and nine months ended September 30, 2020 and 2019 includes $1.0 million and $2.6 million, and $(0.1) million and $19.1 million, respectively, of severance expense attributable to PHH integration-related headcount reductions of primarily U.S.-based employees in 2019, as well as our overall efforts to reduce costs.
(3)Included in the Corporate Items and Other segment for the nine months ended September 30, 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million during the first quarter of 2019 of amounts previously recognized as expense.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
September 30, 2020	$2,694,561	$7,259,257	$470,033	$10,423,851

December 31, 2019	$3,378,515	$6,459,367	$568,317	$10,406,199

September 30, 2019	$3,227,245	$6,225,394	$504,014	$9,956,653

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended September 30, 2020
Depreciation expense	$219	$31	$4,055	$4,305
Amortization of debt issuance costs and discount	115	—	1,039	1,154

Three months ended September 30, 2019
Depreciation expense	$105	$(32)	$6,386	$6,459
Amortization of debt issuance costs and discount	—	—	1,146	1,146

Nine Months Ended September 30, 2020
Depreciation expense	$652	$102	$14,644	$15,398
Amortization of debt issuance costs and discount	343	—	4,992	5,335

Nine months ended September 30, 2019
Depreciation expense	$1,674	$49	$24,297	$26,020
Amortization of debt issuance costs and discount	—	—	3,299	3,299

Note 20 – Regulatory Requirements
Our business is subject to extensive regulation and supervision by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (CFPB), HUD, the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state and local laws, and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, and safeguarding of non-public personally identifiable information about our customers. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, and the requirements applicable to our business have been changing especially rapidly in response to the COVID-19 pandemic. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. The general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers.
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
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within

90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at September 30, 2020. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business. The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $224.5 million at September 30, 2020. PMC’s net worth was $376.5 million at September 30, 2020.
We have faced and expect to continue to face heightened regulatory and public scrutiny as an organization and have entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. Our failure to comply with our settlement obligations to our regulators or with applicable federal, state and local laws, regulations, licensing requirements and agency guidelines could lead to (i) administrative fines, penalties, sanctions or litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) additional costs to address these matters and comply with the terms of any resulting resolutions, (vii) suspension or termination of our approved agency seller/servicer status, (viii) inability to raise capital or otherwise fund our operations and (ix) inability to execute on our business strategy, which could have a material adverse impact on our business, reputation, results of operations, liquidity and financial condition.
New York Department of Financial Services (NYDFS). We operate pursuant to certain regulatory requirements with the NYDFS, including obligations arising under a consent order entered into in March 2017 (the NY Consent Order) and the terms of the NY DFS’ conditional approval in September 2018 of our acquisition of PHH. The conditional approval includes reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto our servicing system Black Knight MSP and certain requirements with respect to the evaluation and supervision of management of both Ocwen and PMC. In addition, we were prohibited from boarding any additional loans onto the REALServicing system and we were required to transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also restricts our ability to acquire MSRs with respect to New York loans, so that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year. This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We transferred all loans onto Black Knight MSP in 2019 and no longer service any loans on the REALServicing system. We believe we have complied with all terms of the PHH acquisition conditional approval to date. We continue to work with the NY DFS to address matters they raise with us as well as to fulfill our commitments under the NY Consent Order and PHH acquisition conditional approval.
California Department of Business Oversight (CA DBO). In January 2015 and February 2017, Ocwen Loan Servicing, LLC (OLS) entered into consent orders with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination and relating to alleged servicing practices. We have completed all of our obligations under each of these consent orders. In October 2020, we entered into a consent order with the CA DBO in order to resolve a legacy PHH examination finding and, in conjunction therewith, agreed to pay $62,000 (sixty-two thousand dollars) in penalties. We continue to work with the CA DBO to address matters they raise with us as well as to fulfill our commitments under the consent order.

Note 21 — Commitments
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
We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer of record. As the servicer of record, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. If NRZ were unable to meet its advance funding obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs for which legal title has not transferred, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing business.
In addition, although we are not an obligor or guarantor under NRZ’s advance financing facilities, we are a party to certain of the facility documents as the servicer of the underlying loans on which advances are being financed. As the servicer, we make certain representations, warranties and covenants, including representations and warranties in connection with advances subsequently sold to, or reimbursed by, NRZ. See Note 9 — Rights to MSRs for additional information.
As of September 30, 2020, the UPB of loans serviced on behalf of NRZ comprised the following:

Ocwen servicer of record (MSR title retained by Ocwen) - Ocwen MSR (1) (2)	$15,060,347
NRZ servicer of record (MSR title transferred to NRZ) - Ocwen MSR (1)	51,722,004
NRZ PMC Subservicing Agreement subject to termination (3)	16,007,995
Ocwen subservicer	2,802,967
Total NRZ UPB at September 30, 2020	$85,593,313
(1)The MSR sale transactions did not achieve sale accounting treatment.
(2)NRZ’s associated outstanding servicing advances were approximately $584.6 million as of September 30, 2020.
(3)On October 1, 2020, these loans were transferred out in connection with the termination of the PMC servicing agreement by NRZ. See Note 9 — Rights to MSRs.
COVID-19 Update
On March 27, 2020, the CARES Act was signed into law. The CARES Act allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance. Servicers must provide such forbearance for up to 180 days if requested by the borrower. Borrowers may request an additional forbearance period of up to 180 days for FHA and VA guaranteed loans and GSE loans. Although PLS loans are not explicitly covered under the CARES Act, these loans are subject to various requirements and expectations from state Governors, regulators, and Attorneys General to assist borrowers enduring financial hardship due to COVID-19 with forbearance and other requirements. Ocwen provides payment relief to such borrowers in accordance with these requirements and expectations, as well as our servicing agreements. For example, we have granted eligible borrowers an initial three months of forbearance and related protection, including suspension of late fees, as well as suspension of foreclosure and eviction activity.
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
The below table shows the loans under forbearance and the associated P&I advances:

	As of September 30, 2020		As of June 30, 2020
	Number of Forbearance Plans (3)	Estimated Monthly P&I Advance Obligation ($ million)	Number of Forbearance Plans (3)	Estimated Monthly P&I Advance Obligation ($ million)
GSE loans	5,300	$6.5	6,600	$8.3
Ginnie Mae loans	10,100	9.2	9,900	9.2
PLS loans	14,500	21.0	18,000	26.5
Servicer	29,900	$36.7	34,500	$44.0

GSE loans	900	$0.9	10,100	$11.0
PLS loans	64,100	60.0	73,800	70.8
NRZ’s responsibility (1)	65,000	$60.9	83,900	$81.8
Subservicer (2)	8,000	$9.8	7,600	$10.1
No advance requirements	3,400	—	5,400	—
Total	106,300	$107.4	131,400	$135.9
(1)    Ocwen is obligated to advance under the terms of the 2017 Agreements and New RMSR Agreements, and NRZ is obligated to reimburse Ocwen daily for PLS and weekly for Freddie Mac and Fannie Mae servicing advances. See above, Note 9 — Rights to MSRs for additional information, and below description of NRZ Relationship.
(2)    Ocwen is obligated to advance under the terms of subservicing agreements, and subservicing clients (servicers) are generally obligated to reimburse Ocwen within one day to 30 days for P&I advances.
(3)    Numbers have been rounded.
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.6 billion at September 30, 2020. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. We also had short-term commitments to lend $857.3 million and $31.0 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2020. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
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

	Nine Months Ended September 30, 2020
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	62	$10,546	258	$25,147	320	$35,693
Additions (1)	159	40,875	219	32,789	378	73,664
Recoveries, net (2)	(7)	(9,492)	(26)	(8,480)	(33)	(17,972)
Transfers	(10)	(2,933)	10	2,933	—	—
Changes in value	—	43	—	(2,576)	—	(2,533)
Ending balance	204	$39,039	461	$49,813	665	$88,852
(1)Total repurchases during the nine months ended September 30, 2020 includes 308 loans totaling $66.9 million related to MCA repurchases.
(2)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
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
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of September 30, 2020, our servicing portfolio included significant client relationships with NRZ which represented 46% and 54% of our servicing portfolio UPB and loan count, respectively, and approximately 62% of all delinquent loans that Ocwen services. The current terms of our agreements with NRZ extend through July 2022 (legacy Ocwen agreements). On February 20, 2020, we received a notice of termination from NRZ with respect to the subservicing agreement between NRZ and PMC, which accounted for $37.1 billion of our servicing portfolio UPB at June 30, 2020. The loans subject to termination were all deboarded and transferred to an affiliate of NRZ on September 1, 2020 and October 1, 2020. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has rights to terminate the legacy Ocwen agreements for convenience. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these termination rights, we might need to right-size or restructure certain aspects of our servicing business as well as the related corporate support functions.
The NRZ agreements affect our net earnings through the recognition of subservicing fees we retain, which amounted to $25.7 million and $80.5 million for the three and nine months ended September 30, 2020, respectively, and ancillary income. If NRZ were to exercise its termination rights, our net earnings would be affected by the loss of such subservicing revenue and a decrease in direct operating expenses for servicing the NRZ portfolio.
Selected assets and liabilities recorded on our consolidated balance sheets as well as the impacts to our unaudited consolidated statements of operations in connection with our NRZ agreements are disclosed in Note 9 — Rights to MSRs.
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

Note 22 – Contingencies
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
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience, claims related to ancillary products marketed and sold to borrowers, claims related to call recordings, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans and (4) certain legacy mortgage reinsurance arrangements violated RESPA. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $31.0 million at September 30, 2020. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2020.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on state laws similar to the FDCPA. Ocwen has recently agreed to a settlement in principle of a putative class action, Morris v. PHH Mortgage Corp., filed in March 2020 in the United States District Court for the Southern District of Florida, alleging that PMC’s practice of charging a fee to borrowers who voluntarily choose to use certain optional expedited payment options violates the FDCPA and its state law analogs. Several similar putative class actions have been filed against PMC and Ocwen since July 2019. Following mediation, PMC agreed to the terms of a settlement agreement to resolve all claims in the Morris matter. A motion requesting preliminary approval of the settlement was filed on August 25, 2020. If approved, settlement payments will be made via account credits for class members whose loans are currently serviced by PMC and via check payments for borrowers whose loans are no longer serviced by PMC and claim-in to the settlement. Ocwen expects final approval of the Morris settlement will resolve the claims of the substantial majority of the putative class members described in the other similar cases that Ocwen is defending. Counsel representing borrowers in other related class actions have attempted to intervene in the Morris settlement and could file objections to the proposed settlement. Ocwen cannot guarantee that the proposed settlement will receive final approval and in the absence of such approval, Ocwen cannot predict the eventual outcome of the Morris proceeding and similar putative class actions.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities in alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. Following numerous pre-trial developments, trial in the case, captioned Munoz v. PHH Corp. et al., will likely be scheduled in 2021. PHH accrued $2.5 million when the case was filed in 2008 and that amount is included in the $31.0 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected.
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
From time to time we are also subject to indemnification claims from contractual parties (i) on whose behalf we service or subservice loans, or did so in the past and (ii) to whom we sold loans or mortgage servicing rights. We are currently involved in a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC), which filed a Summons with Notice in the Supreme Court of the State of New York, indicating its intent to file a complaint against PHH. HSBC’s claims relate to alleged breaches of agreements entered into under a prior subservicing arrangement. We believe we have strong factual and legal defenses to all of HSBC’s claims and we intend to vigorously defend ourselves. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through litigation or otherwise. We have also received demands for indemnification for alleged breaches of representations and warranties from parties to whom we sold loans and we are currently a defendant in an adversary proceeding brought by a bankruptcy plan administrator seeking to enforce its right to contractual indemnification for the sale of allegedly defective mortgage loans.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of laws prohibiting unfair, deceptive or abusive acts or practices, as well as violations of other laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. In September 2019, the court issued a ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the CFPB engaged in impermissible “shotgun pleading,” holding that the CFPB must amend its complaint to specifically allege and distinguish the facts between all claims. The CFPB filed an amended complaint in October 2019, and we filed our answer and affirmative defenses in November 2019. Ocwen and the CFPB completed a summary judgment briefing on September 4, 2020, and the parties participated in a mediation session on October 23, 2020. The Court ordered the parties to mediate before ruling on the summary judgment briefs and setting a possible trial date. As a result, we do not anticipate a decision on summary judgment until late 2020 or 2021. To the extent the summary judgment ruling does not conclude the case and we do not otherwise resolve the matter before trial, we presently anticipate a trial will take place in the second half of 2021 or later.
Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter. We are taking all reasonable and prudent actions to resolve the CFPB matter in the shortest time frame possible that would result in an acceptable financial outcome for our stakeholders. The Court has consolidated both the CFPB and Florida matters for trial, but has removed them from the October 2020 trial calendar and will reset the trial for a later date. As noted below, however, because the Florida matter is now resolved, when the Court schedules the bench trial it will only include the claims of the CFPB. Our current accrual with respect to this matter is included in the $31.0 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
In April 2017 and shortly thereafter, mortgage and banking regulatory agencies from 29 states and the District of Columbia took administrative actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. An additional state regulator brought legal action together with that state’s attorney general, as described below. These administrative actions were applicable to OLS, but additional Ocwen entities were named in some actions, including Ocwen Financial Corporation, OMS, Homeward, Liberty, OFSPL and Ocwen Business Solutions, Inc. (OBS).
As discussed further below, we have now resolved all of the state regulatory matters arising in April 2017. In resolving these matters, we entered into agreements containing certain restrictions and commitments with respect to the operation of our business and our regulatory compliance activities, including restrictions and conditions relating to acquisitions of MSRs, a transition to an alternate loan servicing system from the REALServicing system, engagement of third-party auditors, escrow and data testing, error remediation, and financial condition reporting. In some instances, we also provided borrower financial remediation and made payments to state regulators.
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including completing the transfer of loans to Black Knight MSP, completing pre-transfer and post-transfer data integrity audits, developing and implementing certain enhancements to our consumer complaint process, engaging a third-party auditor who has issued its final report with respect to the escrow review and ongoing reporting and information sharing. We continue to be subject to obligations under these agreements, including completing the final phase of a data integrity audit under our agreement with the State of Massachusetts.
Concurrent with the initiation of the administrative actions and the filing of the CFPB lawsuit discussed above, two state attorneys general took actions against us relating to our servicing practices. The Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 (ten thousand dollars) per confirmed violation of the applicable statute. In September 2019, the court issued its ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the plaintiffs engaged in impermissible “shotgun pleading,” holding that the plaintiffs must amend their complaint to specifically allege and distinguish the facts between all claims. The plaintiffs filed an amended complaint in November 2019. We filed a partial motion to dismiss the amended complaint in December 2019. On April 22, 2020, the court granted our motion and dismissed Count V of the amended complaint with prejudice holding the plaintiff failed to plead an actionable claim under the Florida Deceptive and Unfair Trade Practices Act. On May 6, 2020, Ocwen filed its answer and affirmative defenses to the amended complaint. Ocwen and the plaintiffs completed a summary judgment briefing on September 4, 2020.
On October 15, 2020, we announced that we had reached an agreement to resolve the Florida plaintiffs’ lawsuit. Pursuant to that agreement, Ocwen is required to pay the State of Florida $5.2 million within 60 days of the Court entering the final consent judgment between the parties. Ocwen then has an additional two years to provide debt forgiveness totaling at least $1.0 million to certain Florida borrowers. If Ocwen is unable to do so, then two years from now it will owe the State of Florida an additional $1.0 million. We anticipate that we will be able to satisfy the debt forgiveness obligation and therefore do not presently anticipate that the additional $1 million payment will be required. In addition, Ocwen has agreed to certain late fee waivers, a targeted loan modification program for certain eligible Florida borrowers, and certain non-monetary reporting and handling obligations. Ocwen did not admit any fault or liability as part of the settlement. The settlement amount is included in the $31.0 million litigation and regulatory matters accrual referenced above. Although we believe we had strong defenses to all of Florida’s claims, this was an opportunity to resolve one of Ocwen’s remaining significant legacy matters, and to do so without incurring further expense in preparing for trial next year.
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $31.0 million litigation and regulatory matters accrual referenced above. We have also incurred, and will continue to incur costs to comply with the terms of the settlements we have entered into, including the costs of conducting an escrow review, Maryland organizational assessments and Massachusetts data integrity audits, and costs relating to the transition to Black Knight MSP. With respect to the escrow review, the third-party auditor has issued its final report, which will require some additional remediation measures in connection with which we will incur costs that we expect will be immaterial to our overall financial condition. In addition, it is possible that legal or other actions could be taken against us with respect to such errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
On occasion, we engage with agencies of the federal government on various matters. For example, OLS received a letter from the Department of Justice, Civil Rights Division, notifying OLS that the Department of Justice had initiated a general investigation into OLS’s policies and procedures to determine whether violations of the Servicemembers Civil Relief Act by OLS might exist. The Department of Justice has informed us that it has decided not to take enforcement action related to this matter at this time and has, consequently, closed its investigation. In addition, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization alleging discrimination in the manner in which Ocwen maintains REO properties in minority communities. In February 2018, this matter was administratively closed, and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
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
Loan Put-Back and Related Contingencies
Our contracts with purchasers of originated loans contain provisions that require indemnification or repurchase of the related loans under certain circumstances. While the language in the purchase contracts varies, they generally contain provisions that require us to indemnify purchasers of related loans or repurchase such loans if:
•representations and warranties concerning loan quality, contents of the loan file or loan underwriting circumstances are inaccurate;
•adequate mortgage insurance is not secured within a certain period after closing;
•a mortgage insurance provider denies coverage; or
•there is a failure to comply, at the individual loan level or otherwise, with regulatory requirements.
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
At September 30, 2020 and September 30, 2019, we had outstanding representation and warranty repurchase demands of $45.2 million UPB (263 loans) and $49.9 million UPB (289 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Nine Months Ended September 30,
	2020	2019
Beginning balance (1)	$50,838	$49,267
Provision (reversal) for representation and warranty obligations	(1,141)	(10,367)
New production reserves	1,361	186
Charge-offs and other (2)	(8,130)	14,887
Ending balance (1)	$42,928	$53,973
(1)The liability for representation and warranty obligations and compensatory fees for foreclosures is reported in Other liabilities (a component of Liability for indemnification obligations) on our unaudited consolidated balance sheets.
(2)Includes principal and interest losses realized in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2020.
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
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts and unless otherwise indicated)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this Form 10-Q, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Our business has been undergoing substantial change, which has magnified such risks and uncertainties. You should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements, and this may happen again. You should consider all uncertainties and risks discussed or referenced in this report, including those under “Forward-Looking Statements”, as well as those discussed in our other reports and filings with the SEC, including those in our Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent SEC filings.

OVERVIEW
General
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing 1.2 million loans with a total UPB of $185.9 billion on behalf of more than 4,000 investors and 150 subservicing clients. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our recapture, retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through servicing flow agreements, GSE Cash Window and Co-issue programs, opportunistic bulk purchase transactions, and new subservicing agreements.
We have built a multi-channel, scalable originations platform that creates sustainable sources of replenishment and growth of our servicing portfolio, as detailed in the table below. We determine our target returns for each channel, however, the channel and delivery selection is generally our clients’ decision.

$ in billions	UPB
	Quarter Ended September 30, 2020	Quarter Ended June 30, 2020	Quarter Ended March 31, 2020	Quarter Ended December 31, 2019
Mortgage servicing originations
Recapture MSR (1)	$0.37	$0.32	$0.20	$0.17
Correspondent MSR (1)	1.93	0.66	0.51	0.40
Flow and GSE Cash Window MSR purchases (3)	4.20	2.84	1.34	0.79
Reverse mortgage servicing (2)	0.23	0.21	0.23	0.26
Total servicing originations	6.72	4.03	2.28	1.62
Bulk MSR purchases (3)	—	—	1.54	2.74
Total servicing additions	6.72	4.03	3.82	4.36
Subservicing additions (4)	4.43	4.59	3.14	3.79
Total servicing and subservicing UPB additions (2)	$11.15	$8.62	$6.96	$8.15
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

COVID-19 Pandemic Update
The COVID-19 pandemic has adversely affected economic conditions since March 2020, with high levels of unemployment, and are creating uncertainties about the duration and magnitude of the economic downturn. Our financial performance during the third quarter of 2020 reflects multiple offsetting factors, mainly due to the natural hedge between our growing Originations business and our Servicing business, i.e., the increased profitability of our Originations business largely offset the adverse COVID-19 conditions on our Servicing business and MSR portfolio.
First, the financial performance of our Servicing business was negatively affected by the loans placed under forbearance and the moratorium on foreclosures, resulting in lower ancillary income and deferral of servicing fee collections. The CARES Act signed in March 2020 allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance. Servicers must provide such forbearance for up to 180 days if requested by the borrower. Borrowers may request an additional forbearance period of up to 180 days for FHA and VA guaranteed loans. During any period of forbearance, servicers must also provide related protection, including, but not limited to, suspension of late fees, as well as foreclosure and eviction activity. In addition, servicers are restricted from pursuing certain foreclosure and eviction activity on all occupied, federally backed mortgage loans until at least December 31, 2020.
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
As of September 30, 2020, we managed 106,300 loans under forbearance, 33,300 of which related to our owned MSRs (excluding NRZ), or 8.8% and 7.2% of the total portfolios, respectively. The number of loans under forbearance decreased in the quarter ended September 30, 2020, as illustrated by the below chart of forbearance plans during COVID-19 for our owned MSR portfolio (excluding NRZ) by investor. 64% of the total original or extended plans that ended in the third quarter of 2020 were extended, 28% exited forbearance plans as performing, 6% paid off, and 1% were converted into modification or repayment plans.

Second, the financial performance of our Servicing business was affected by the increased run-off of our MSR portfolio. As interest rates have remained relatively flat during the quarter at historical low levels, the refinancing boom continues and resulted in elevated runoff.
Third, the low interest rate environment discussed above and the continued execution of our originations strategy have led to increased originations volume. We continue to recapture, replenish and grow our owned MSR portfolio (excluding NRZ’s MSR portfolio), net of runoff and voluntary prepayments.
Ocwen continues to operate through a secure remote workforce model for approximately 98% of its global workforce and continues to adhere to COVID-19 health and safety-related requirements and best practices across all of our locations.
Looking ahead, the spread of the COVID-19 pandemic may continue, with the risk of resurgence in certain areas. The different responses from the government and other authorities to keep social distancing and to support individuals and companies experiencing financial hardship have continued to evolve. The disruption created by the pandemic and the measures being taken have given rise to elevated unemployment levels. As of today, uncertainties related to the duration and severity of the economic downturn remain, without any indications of a rapid recovery. The business disruption triggered by COVID-19 could ultimately have a material and adverse effect on our business, financial condition, liquidity or results of operations.
Business Initiatives
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations, and some of these challenges and uncertainties are amplified by the Coronavirus Disease 2019 (COVID-19) pandemic. Historical losses have significantly eroded stockholders’ equity and weakened our financial condition. Our near-term priority is to return to sustainable profitability. We have established a set of key business initiatives intended to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. We are executing on each of these initiatives and believe we will continue to drive stronger financial performance. These initiatives include:
•Expanding our originations business to replenish and grow our servicing portfolio;
•Driving continuous cost improvement to maintain an industry cost competitive position;
•Effectively managing our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our growth initiatives; and,
•Fulfilling our regulatory commitments and resolving remaining legacy and regulatory matters.
First, we must continue to expand our Originations business to replenish and grow our servicing portfolio and mitigate our client concentration risk with NRZ. We expect to continue to focus on selectively acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We expect to grow our subservicing portfolio through alliances with new clients and continue to grow our existing relationships. We executed on our plans to re-enter the forward lending correspondent channel in the second quarter of 2019 and we have built a multi-channel, scalable originations platform.
Second, we must drive continuous cost improvement to maintain an industry competitive cost position. Our continuous cost improvement efforts are focused on reducing operating and overhead costs through facility rationalization, strategic sourcing and actions, off-shore utilization, lean process design, simplification, automation and other technology-enabled productivity enhancements. Our initiatives are targeted at delivering superior accuracy, cost, speed and customer satisfaction.
Third, we must manage our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our growth initiatives. To this end, we continue to explore all strategic options to efficiently finance growth and leverage our proven operating capability in this environment, including the potential launch of an MSR funding vehicle. As previously disclosed, we have engaged bankers to support evaluation and execution of strategic options to fully realize the value of our platform.
Finally, we must fulfill our regulatory commitments and resolve our remaining legal and regulatory matters on satisfactory terms, including the legacy CFPB matter. On October 15, 2020, we resolved our legacy regulatory matter with the State of Florida Office of the Attorney General and Office of Financial Regulation. Ocwen has now resolved all state actions from 2017.
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

Results of Operations Summary	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Revenue
Servicing and subservicing fees	$181.7	$248.5	(27)%	$568.4	$745.1	(24)%
Reverse mortgage revenue, net	14.5	20.3	(29)	51.1	72.9	(30)%
Gain on loans held for sale, net	45.9	9.0	410	92.8	26.3	253
Other revenue, net	6.9	5.7	21	17.6	17.5	1
Total revenue	249.0	283.5	(12)	729.9	861.8	(15)

MSR valuation adjustments, net	(33.8)	134.6	(125)	(231.4)	(121.7)	90

Operating expenses
Compensation and benefits	69.6	73.4	(5)	195.4	250.4	(22)
Servicing and origination	22.9	36.6	(37)	60.5	86.8	(30)
Professional services	28.4	36.6	(22)	77.8	77.2	1
Technology and communications	15.9	16.6	(4)	47.2	61.1	(23)
Occupancy and equipment	9.6	17.3	(45)	37.7	52.6	(28)
Other expenses	3.2	(1.3)	(346)	13.0	6.6	97
Total operating expenses	149.5	179.3	(17)	431.5	534.7	(19)

Other income (expense)
Interest income	3.8	4.1	(7)	12.8	12.5	2
Interest expense	(26.8)	(29.5)	(9)	(83.6)	(84.6)	(1)
Pledged MSR liability expense, net	(57.4)	(256.4)	(78)	(105.7)	(303.3)	(65)
Gain on repurchase of senior secured notes	—	5.1	(100)	—	5.1	(100)
Other, net	3.3	(0.4)	(925)	4.6	1.2	283
Total other expense, net	(77.1)	(277.1)	(72)	(171.9)	(369.1)	(53)

Loss before income taxes	(11.4)	(38.3)	(70)	(104.9)	(163.7)	(36)
Income tax (benefit) expense	(2.0)	4.5	(144)	(71.9)	13.3	(641)
Net loss	$(9.4)	$(42.8)	(78)	$(33.0)	$(177.0)	(81)

Segment income (loss) before income taxes
Servicing	$(7.8)	$(27.2)	(71)%	$(73.4)	$(173.0)	(58)%
Originations	30.5	8.9	243	70.3	37.1	89
Corporate Items and Other	(34.1)	(20.0)	71	(101.7)	(27.9)	265
	$(11.4)	$(38.3)	(70)%	$(104.9)	$(163.7)	(36)%
Total Revenue
Total revenue was $249.0 million in the third quarter of 2020, $34.5 million or 12% lower than the third quarter of 2019, mostly due to declines in servicing fee revenue and reverse mortgage revenue, offset in part by an increase in gain on loans held for sale. Servicing and subservicing fee revenue decreased $66.8 million, or 27%, as compared to the third quarter of 2019, including a $55.6 million decline in servicing fees collected on behalf of NRZ, primarily due to a lower serviced UPB and an increase in non-paying forbearance and delinquent loans as a result of the COVID-19 pandemic. The decline in servicing fees collected on behalf of NRZ is largely offset by a decline in servicing fees remitted to NRZ that are separately reported as Other expense - see further discussion under NRZ Servicing and subservicing fees. Reverse mortgage revenue, net decreased $5.8 million, or 28%, as compared to the third quarter of 2019 largely due to a $14.1 million fair value gain recorded in the third quarter of 2019, partially offset by an incremental $8.4 million origination gain in the third quarter of 2020. The $36.9 million, or 410%, increase in gain on loans held for sale is due to the increase in forward loan production, from both our correspondent channel that we re-started in the second quarter of 2019 and our recapture channel, fueled by industry-wide refinance activity.
Total revenue was $729.9 million for the nine months ended September 30, 2020, $131.8 million or 15% lower than the nine months ended September 30, 2019, primarily due to declines in servicing fee revenue and reverse mortgage revenue, offset in part by an increase in gain on loans held for sale. Servicing and subservicing fee revenue decreased $176.6 million, or 24%, as compared to the nine months ended September 30, 2019, including a $144.4 million decline in servicing fees collected on behalf of NRZ, primarily driven by the same factors as described in the three-month discussion. The decline in servicing fees collected on behalf of NRZ is largely offset by a decline in servicing fees remitted to NRZ that are separately reported as Other expense - see further discussion under NRZ Servicing and subservicing fees. Reverse mortgage revenue, net decreased $21.8 million, or 30%, as compared to the nine months ended September 30, 2019 largely due to $45.5 million lower fair value gains on our securitized reverse mortgage portfolio and HMBS related borrowings, partially offset by an incremental $22.8 million origination gain in the nine months ended September 30, 2020. The $66.5 million, or 253%, increase in gain on loans held for sale is mostly due to the same factors as described in the three-month discussion above.
See the respective Segment Results of Operations for additional information.
MSR Valuation Adjustments, Net
We reported a $33.8 million loss in MSR valuation adjustments, net in the third quarter of 2020, driven by a $48.1 million portfolio runoff, a $17.8 million gain due to changes in interest rates and assumptions and a $3.6 million hedging loss. The $168.4 million increase in loss as compared to the third quarter of 2019 is primarily due to a $256.9 million favorable assumption update recorded in the third quarter of 2019, partially offset by the derecognition of MSRs in February 2020 in connection with the termination of the PMC agreement by NRZ, the impact of interest rates and the effects of our MSR hedging strategy implemented in September 2019.
We reported a $231.4 million loss in MSR valuation adjustments, net in the nine months ended September 30, 2020, driven by a $138.7 million loss due to the decline in interest rates and $132.0 million portfolio runoff, partially offset by $39.3 million favorable fair value gain from our MSR hedging strategy. The $109.7 million increase in loss as compared to the nine months ended September 30, 2019 is primarily due to the same factors as described in the three-month discussion.
See Segment Results of Operations - Servicing and Originations for additional information.
Compensation and Benefits
Compensation and benefits expense declined $3.8 million, or 5%, as compared to the third quarter of 2019, as result of multiple offsetting factors. First, our cost re-engineering initiatives and the scaling of our workforce to our servicing volume resulted in an 11% decline in average headcount. Second, the third quarter of 2019 included $7.3 million of severance and retention costs. In addition, the ratio of offshore-to-total headcount increased from 69% to 72%, compared to the third quarter of 2019, driving down our average compensation cost. Third, these cost savings were partially offset in the third quarter of 2020 by $4.2 million incremental incentive compensation, $1.3 million additional commissions, $1.6 million additional compensation expenses related to COVID-19, and the recognition in the third quarter of 2020 of $3.1 million severance and retention costs related to our 2020 re-engineering initiatives.
Compensation and benefits expense declined $55.0 million, or 22%, as compared to the nine months ended September 30, 2019, largely due to a 19% decline in average headcount and an increase of our offshore-to total headcount ratio from 66% to 72%, driving down our average compensation cost. The decline is also explained by other partially offsetting factors. We recognized $31.5 million of severance and retention costs during the nine months ended September 30, 2019 in connection with our 2019 cost re-engineering plan. In the nine months ended September 30, 2020, we recognized $7.1 million severance and retention costs related to our 2020 re-engineering initiatives, $5.1 million incremental incentive compensation, and $4.7 million additional compensation expenses related to COVID-19.
Servicing and Origination Expense
Servicing and origination expense decreased $13.7 million, or 37%, as compared to the third quarter of 2019, primarily due to a $15.5 million decrease in servicing expenses largely as a result of a reduction in government-insured claim loss provisions and a general decline in servicer-related expenses that was primarily driven by a reduction in our servicing portfolio. The reduction in government-insured claim loss provisions is due to the combined effect of a decline in claims and lower loss severity, mostly driven by a reduction in the foreclosure and liquidation timeline of loans. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.

Servicing and origination expense decreased $26.3 million, or 30%, as compared to the nine months ended September 30, 2019, primarily due to a $29.8 million decrease in servicing expenses largely as a result of a reduction in government-insured claim loss provisions and a general decline in servicer-related expenses that was primarily driven by a reduction in our servicing portfolio. The reduction in government-insured claim loss provisions is due to the combined effect of a decline in claims and lower loss severity, mostly driven by a reduction in the foreclosure and liquidation timeline of loans. The government-insured claim loss provisions recorded in 2019 included claims of a legacy portfolio with higher severity loans Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.
See Segment Results of Operations - Servicing for additional information.
Other Operating Expenses
Professional services expense decreased $8.3 million, or 22%, as compared to the third quarter of 2019, primarily due to a $3.9 million decline in legal fees and $4.0 million decline in other professional services. The expenses incurred in the third quarter of 2019 included PHH integration costs, legal entity reorganization and certain litigation costs that were not re-occurring. Professional services expenses in the third quarter of 2020 included $4.5 million legal expenses related to the CFPB and Florida matter, and $3.1 million costs related to our 2020 re-engineering initiatives.
Professional services expense increased $0.6 million, or 1%, as compared to the nine months ended September 30, 2019, primarily due to the offsetting impacts of a $30.7 million recovery in the first quarter of 2019 of amounts previously recognized as expense from a service provider, offset by a $23.5 million decline in legal fees largely due to a decline in legal expenses relating to the PHH integration, legal entity reorganization and litigation, and a $4.7 million decline in other professional fees. The expenses incurred in the nine months ended September 30, 2019 include PHH integration costs, legal entity reorganization and other re-engineering costs. Professional services expenses in the third quarter of 2020 include $5.3 million of costs related to our 2020 re-engineering initiatives and $4.7 million of COVID-19 related expenses.
Technology and communication expense declined $0.8 million, or 4%, as compared to the third quarter of 2019.
Technology and communication expense decreased $13.9 million, or 23%, as compared to the nine months ended September 30, 2019 primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP in June 2019, a decline in capitalized technology investments, our closure of U.S. facilities in 2019 and the effects of a decline in total average headcount and our other cost reduction efforts, which include bringing technology services in-house and re-engineering initiatives. Depreciation expense declined $4.2 million as compared to the nine months ended September 30, 2019.
Occupancy and equipment expense decreased $7.7 million, or 45%, as compared to the third quarter of 2019 primarily due to the results of our cost reduction efforts, which include consolidating vendors and closing and consolidating certain facilities, and the effect of the decline in the size of the servicing portfolio on various expenses such as postage and mailing services. Rent expense, depreciation expense, and postage and mailing costs declined $2.6 million, $2.4 million and $2.0 million, respectively, as compared to the third quarter of 2019.
Occupancy and equipment expense decreased $14.9 million, or 28%, as compared to the nine months ended September 30, 2019 primarily due to the same factors as described in the three-month discussion. Depreciation expense, postage and mailing costs, and rent expense declined $6.2 million, $3.8 million and $3.0 million, respectively, as compared to the nine months ended September 30, 2019. We partially abandoned one of our leased properties in the second quarter of 2020 resulting in the recognition of facility-related costs totaling $5.2 million, as compared to $6.6 million of similar costs recognized in 2019 in connection with our decision to vacate other leased properties prior to the contractual maturity date of the lease agreements.
In February 2020, we announced our intention to implement certain cost re-engineering initiatives in 2020 to generate further cost savings. As discussed under Business Initiatives above, our continuous cost improvement efforts are focused on reducing operating and overhead costs through facility rationalization, strategic sourcing and actions, off-shore utilization, lean process design, simplification, automation and other technology-enabled productivity enhancement. Estimated costs to execute these initiatives include severance, retention and other incentive awards, facilities-related costs, certain professional services expenses and other expenses. We have incurred $7.5 million and $21.7 million of such costs in the third quarter of 2020, and in the nine months ended September 30, 2020, respectively. The year-to-date costs include $5.4 million facility-related expenses reported as Occupancy and equipment, $7.1 million severance and retention costs and $5.3 million Professional services costs, as discussed above.
Other Income (Loss)
Pledged MSR liability expense decreased $199.0 million, as compared to the third quarter of 2019, mostly due to a $171.4 million fair value loss on pledged MSR liability recorded in the third quarter of 2019 and a $45.8 million lower net servicing fee remittance to NRZ in the third quarter of 2020. The pledged MSR liability expense also reflected in the third quarter of

2019 a $24.5 million 2017/18 lump sum amortization gain that ended in April 2020. The $171.4 million fair value loss recorded in the third quarter of 2019 was the offset of a fair value gain on the non-Agency MSR asset pledged to NRZ. The $45.8 million decline in net servicing fee remittance to NRZ was driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020, which also reduced by $55.6 million the servicing fees collected on behalf of NRZ.
Pledged MSR liability expense declined $197.6 million as compared to the nine months ended September 30, 2019, due to the same factors as described in the three-month discussion.
See Segment Results of Operations - Servicing for additional information.
Income Tax Benefit (Expense)
Although we incurred a pre-tax loss for the nine months ended September 30, 2020 of $104.9 million, we recorded an income tax benefit of $71.9 million primarily due to $71.5 million of estimated income tax benefit to be recognized under the CARES Act as a result of modification of the tax rules to allow the carryback of NOLs arising in 2018, 2019 and 2020 tax years to the five prior tax years and the increase to the business interest expense limitation under IRC Section 163(j). We collected $51.4 million in the three months ended September 30, 2020, which represents the tax refund associated with the NOLs generated in 2018 carried back to prior tax years. We recognized an income tax benefit, exclusive of the impact of the CARES Act, of $0.4 million during the nine months ended September 30, 2020, primarily due to the favorable resolution of an uncertain tax position offset by income tax expense related to our foreign operations.
Our overall effective tax rates for the nine months ended September 30, 2020 and 2019 were 68.6% and (8.1)%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from continuing operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%.
The $85.2 million change in income tax expense for the nine months ended September 30, 2020, compared with the same period in 2019, was primarily due to recognition of the estimated impact of the CARES Act as well as the favorable resolution of an uncertain tax position during the nine months ended September 30, 2020. See Note 17 – Income Taxes for additional information.

Financial Condition Summary	September 30, 2020	December 31, 2019	$ Change	% Change
Cash	$321.5	$428.3	$(106.8)	(25)%
Restricted cash	61.5	64.0	(2.5)	(4)
MSRs, at fair value	1,069.0	1,486.4	(417.4)	(28)
Advances, net	832.6	1,056.5	(223.9)	(21)
Loans held for sale	390.6	275.3	115.3	42
Loans held for investment, at fair value	6,860.9	6,292.9	568.0	9
Receivables	201.6	201.2	0.4	—
Other assets	686.1	601.5	84.6	14
Total assets	$10,423.9	$10,406.2	$17.7	—%

Total Assets by Segment
Servicing	$2,694.6	$3,378.5	$(683.9)	(20)%
Originations	7,259.3	6,459.4	799.9	12
Corporate Items and Other	470.0	568.3	(98.3)	(17)
	$10,423.9	$10,406.2	$17.7	—%

HMBS-related borrowings, at fair value	$6,606.5	$6,063.4	$543.1	9%
Advance match funded liabilities	580.1	679.1	(99.0)	(15)
Other financing liabilities, at fair value	588.3	972.6	(384.3)	(40)
SSTL and other secured borrowings, net	915.3	1,025.8	(110.5)	(11)
Senior notes, net	311.7	311.1	0.6	—
Other liabilities	997.5	942.2	55.3	6
Total liabilities	9,999.4	9,994.2	5.2	—%

Total stockholders’ equity	424.5	412.0	12.5	3

Total liabilities and equity	$10,423.9	$10,406.2	$17.7	—%

Total Liabilities by Segment
Servicing	$2,297.5	$2,862.1	$(564.6)	(20)%
Originations	7,058.1	6,347.2	710.9	11
Corporate Items and Other	643.7	785.0	(141.3)	(18)
	$9,999.4	$9,994.2	$5.2	—%

Book value per share (1)	$48.95	$45.83	$3.12	7%
(1)    The Common shares outstanding were retroactively adjusted for the effect of the 1-for-15 reverse stock split completed in August 2020.
Total assets remained mostly flat between December 31, 2019 and September 30, 2020, despite multiple offsetting changes within our assets. First, our cash balance decreased by $126.1 million to prepay a portion of the outstanding SSTL balance on January 27, 2020. Second, the MSR portfolio decreased by $417.4 million or 28%, due to the $263.7 million derecognition of MSRs in February 2020 upon termination by NRZ of the PMC subservicing agreement, a $231.4 million MSR valuation loss due to the decline in interest rates, mostly recognized in the first quarter of 2020 due to the distressed COVID-19 market conditions, partially offset by our MSR replenishment. Third, our total assets increased with an additional $568.0 million loans held for investment due to the continued growth of our reverse mortgage business. Fourth, the $84.6 million increase in other assets is mostly attributable to the increase in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total liabilities remained mostly flat, with similar effects as described above. First, the $384.3 million decline in Other financing liabilities is mostly due to the $263.7 million derecognition of NRZ pledged MSR liability in February 2020 upon termination of the PMC subservicing agreement, and MSR valuation adjustments due to interest rates. Second, the SSTL liability decreased as a result of our $126.1 million prepayment on January 27, 2020. Third, our HMBS-related borrowings increased by $543.1 million due to the continued growth of our reverse mortgage business and its securitization. Fourth, the

$55.3 million increase in other liabilities is mostly attributable to the increase in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total equity increased $12.5 million due to a $47.0 million adjustment to stockholders’ equity on January 1, 2020 as a result of our election to measure future reverse mortgage draw commitments at fair value in conjunction with the application of the new credit loss accounting standard, offset by the $33.0 million net loss for the nine months ended September 30, 2020, and our repurchase of shares of our common stock during the first quarter.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay/collection fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per loan fees typically vary based on delinquency status. As of September 30, 2020, we serviced 1.2 million loans with an aggregate UPB of $185.9 billion. The average UPB of loans serviced during the third quarter of 2020 decreased by 10% or $21.2 billion compared to the third quarter of 2019, mostly due to portfolio runoff, net of newly originated and acquired MSRs and certain servicing transfers since the third quarter of 2019.
NRZ is our largest servicing client, accounting for 46% and 54% of the UPB and loans in our servicing portfolio as of September 30, 2020, respectively. NRZ servicing fees retained by Ocwen represented approximately 23% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ and excluding ancillary income, for both the three and nine months ended September 30, 2020, and 26% for both the three and nine months ended September 30, 2019. Consistent with a subservicing relationship, NRZ is responsible for funding the advances related to loans serviced for NRZ.
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements, which accounted for $37.1 billion loan UPB at June 30, 2020 and $16.0 billion at September 30, 2020. All remaining loans were deboarded on October 1, 2020. This termination was for convenience and not for cause.
Our MSR portfolio is carried at fair value, with changes in fair value recorded in MSR valuation adjustments, net. The value of our MSRs is typically correlated to changes in interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 14 years, exhibiting little response to movements in market rates. Valuation is also impacted by loan delinquency rates whereby as delinquency rates rise, the value of the servicing portfolio declines.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Servicing and subservicing fees
Residential	$177.3	$247.1	(28)	$562.5	$740.8	(24)
Commercial	1.1	1.1	—	2.5	3.0	(17)
	178.4	248.2	(28)	565.0	743.8	(24)
Gain on loans held for sale, net	6.2	1.1	464	11.7	4.1	185
Other revenue, net	1.2	0.9	33	3.2	4.2	(24)
Total revenue	185.9	250.2	(26)	579.9	752.0	(23)

MSR valuation adjustments, net	(38.4)	134.6	(129)	(249.4)	(121.5)	105

Operating expenses
Compensation and benefits	28.9	35.1	(18)	84.4	116.3	(27)
Servicing and origination	16.2	31.6	(49)	43.9	73.7	(40)
Occupancy and equipment	6.8	10.7	(36)	24.1	35.1	(31)
Professional services	5.6	12.8	(56)	19.5	35.3	(45)
Technology and communications	6.0	6.5	(8)	20.0	23.6	(15)
Corporate overhead allocations	14.4	45.6	(68)	48.3	156.9	(69)
Other expenses	1.7	(6.8)	(125)	2.6	(5.7)	(146)
Total operating expenses	79.5	135.5	(41)	242.7	435.4	(44)

Other income (expense)
Interest income	0.9	2.1	(57)	4.2	6.3	(33)
Interest expense (1)	(21.4)	(26.1)	(18)	(67.9)	(77.3)	(12)
Pledged MSR liability expense	(57.4)	(256.5)	(78)	(105.8)	(303.4)	(65)
Other, net	2.2	3.9	(44)	8.3	6.3	32
Total other expense, net	(75.8)	(276.6)	(73)	(161.2)	(368.1)	(56)

Loss before income taxes	$(7.8)	$(27.2)	(71)%	$(73.4)	$(173.0)	(58)%
(1) Beginning in the third quarter of 2020, we began allocating interest expense, excluding amortization of debt issuance costs and discount, on the corporate debt used to fund servicing advances and other servicing assets from Corporate Items and Other to Servicing. The interest expense related to the corporate debt has been allocated from Corporate Items and Other to the Servicing segment for prior periods to conform to the current period presentation. See Note 19 – Business Segment Reporting.

The following tables provide selected operating statistics:

	September 30,
	2020	2019	% Change
Residential Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (2)	$173.6	$204.4	(15)%
Non-performing loans	11.1	10.0	11
Non-performing real estate	1.2	2.3	(48)
Total (1)	185.9	216.8	(14)%

Conventional loans (3)	$72.9	$97.0	(25)%
Government-insured loans	33.9	29.8	14
Non-Agency loans	79.0	89.9	(12)
Total (1)	$185.9	$216.8	(14)%

Servicing portfolio	$78.5	$76.5	3%
Subservicing portfolio	21.8	23.2	(6)
NRZ (4)	85.6	117.1	(27)
Total (1)	$185.9	$216.8	(14)

Prepayment speed (CPR) (5):
3-month % Voluntary CPR	17.6%	14.1%	25
9-month % Voluntary CPR	14.2	10.8	31
3-month % Involuntary CPR	1.8	1.4	29
9-month % Involuntary CPR	1.4	1.5	(7)
Total 3-month % CPR	23.0%	18.8%	22
Total 9-month % CPR	19.1%	15.5%	23

Number:
Performing loans (2)	1,138,040	1,371,781	(17)%
Non-performing loans	55,886	66,003	(15)
Non-performing real estate	8,305	13,869	(40)
Total (1)	1,202,231	1,451,653	(17)%

Conventional loans (3)	430,824	618,505	(30)%
Government-insured loans	198,941	187,568	6
Non-Agency loans	572,466	645,580	(11)
Total (1)	1,202,231	1,451,653	(17)%

Servicing portfolio	462,864	471,500	(2)%
Subservicing portfolio	88,103	111,506	(21)
NRZ (4)	651,264	868,647	(25)
Total (1)	1,202,231	1,451,653	(17)

(1)Includes 33,991 and 31,738 reverse mortgage loans, recorded on our balance sheet and classified as Loans held for investment, at fair value with a UPB of $6.2 billion and $5.5 billion at September 30, 2020 and 2019, respectively.
(2)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(3)Conventional loans include 98,461 and 115,587 prime loans with a UPB of $18.0 billion and $21.4 billion at September 30, 2020 and 2019, respectively. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(4)Loans serviced or subserviced pursuant to our agreements with NRZ.
(5)Average CPR includes voluntary and involuntary prepayments and scheduled principal amortization (not reflected in the above table).

	September 30, 2020				December 31, 2019
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$3	$19	$7	$29	$4	$20	$27	$51
Government-insured	2	38	29	69	—	47	26	73
Non-Agency	295	285	155	734	410	354	168	932
Total, net	$299	$342	$191	$833	$415	$420	$221	$1,056

	September 30, 2020		December 31, 2019
Advances by MSR ownership	Advances	UPB ($ in billions) (3)	Advances	UPB ($ in billions) (3)
Servicer	$787	$72.2	$976	$67.6
Master Servicer (1)	3	1.1	—	1.8
Subservicer	32	21.8	38	17.3
NRZ (2)	10	85.6	42	118.6
Total, net (3)	$833	$180.7	$1,056	$205.3
(1)Excludes relationships where we are both master servicer and servicer (included in Servicer).
(2)Pursuant to the 2017 Agreements and New RMSR Agreements, NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs. Refer to Note 21 — Commitments.
(3)Excludes reverse mortgage loans reported on our unaudited consolidated balance sheets and classified as loans held for investment. No separate MSRs or advances are recognized in our unaudited consolidated balance sheets.

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB ($ in billions)		Count
	2020	2019	2020	2019
Portfolio at January 1	$212.4	$256.0	1,419,943	1,562,238
Additions	6.9	4.7	28,781	16,419
Sales	(0.1)	(0.1)	(720)	(723)
Servicing transfers	(2.2)	(0.4)	(8,527)	(3,092)
Runoff	(8.2)	(9.1)	(43,161)	(40,491)
Portfolio at March 31	$208.8	$251.1	1,396,316	1,534,351
Additions	8.5	8.9	28,949	34,123
Sales	(0.1)	(0.2)	(720)	(1,288)
Servicing transfers	(0.9)	(20.7)	(3,862)	(29,625)
Runoff	(10.2)	(9.8)	(53,271)	(46,532)
Portfolio at June 30	$206.0	$229.3	1,367,412	1,491,029
Additions (1) (2)	11.7	3.6	39,877	13,764
Sales	—	(0.3)	(85)	(2,403)
Servicing transfers (2) (3)	(20.4)	(6.6)	(149,602)	(4,246)
Runoff	(11.4)	(9.2)	(55,371)	(46,491)
Portfolio at September 30	$185.9	$216.8	1,202,231	1,451,653
(1)Additions include purchased MSRs on portfolios consisting of 262 loans with a UPB of $81.6 million that have not yet transferred to the Black Knight MSP servicing system as of September 30, 2020. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis until the servicing transfer date.
(2)     Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter. To conform to the current period presentation, 8,378 short-term interim subservicing loans with a UPB of $1.9 billion previously reported as additions and servicing transfers for the quarter ended September 30, 2019 are not reflected in the table above.
(3)     Includes 136,500 deboarded loans with a UPB of $16.0 billion related to the termination of the subservicing agreement between NRZ and PMC. Refer to Note 9 — Rights to MSRs.

Servicing and Subservicing Fees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Loan servicing and subservicing fees:
Servicing	$52.9	$60.6	(13)%	$159.7	$168.1	(5)%
Subservicing	10.3	1.3	692	26.1	11.8	121
NRZ	91.0	146.6	(38)	299.1	443.5	(33)
Servicing and subservicing fees	154.2	208.5	(26)	484.9	623.3	(22)
Ancillary income	23.1	38.6	(40)	77.6	117.5	(34)
	$177.3	$247.1	(28)	$562.5	$740.8	(24)%

The 28% and 24% declines in total servicing and subservicing fees for the third quarter and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 are driven by two main factors: the reduction in fees collected on behalf of NRZ -as further discussed below - and the reduction in ancillary income, mostly due to the COVID-19 environment.

Servicing fees declined by $7.8 million and $8.4 million as compared to the third quarter of 2019 and the nine months ended September 30, 2019, respectively. As our volume serviced (MSR Owned) remained mostly stable, the decline in revenue is mostly due to the servicing fees of loans under forbearance that were not paying during the second and third quarter of 2020, and higher collection of deferred servicing fees in 2019. We do not recognize any servicing fees on GSE loans under forbearance and have a shortfall of one month of servicing fees for PLS loans under forbearance. We typically collect deferred servicing fees upon loan liquidations and the moratorium on foreclosures reduced our collection in 2020 as compared to the respective periods in 2019. The deferral of servicing fee collections due to forbearance is not expected to significantly impact our total cumulative revenue over the life of the loan but will reduce near term revenue and cash flow. The delay in servicing fee collection is expected to be partially offset by lower runoff in our MSR portfolio, as the deferred servicing fees generally remain projected as future cash flows. See Note 21 - Commitments, Servicer Advance Obligations.
Subservicing fees increased by $9.0 million and $14.4 million as compared to the third quarter of 2019 and the nine months ended September 30, 2019, respectively, mostly explained by the PMC subservicing agreement with NRZ. Upon notice of termination by NRZ on February 20, 2020, the servicing fee collected on behalf of NRZ net of the remittance to NRZ has been reported as subservicing fee, with $6.9 million and $17.0 million for the three and nine-month periods ended September 30, 2020, respectively. Ocwen will not perform any subservicing of these loans subject to termination and will not earn any subservicing fee after loan deboarding, which occurred on September 1 and October 1, 2020.
The following table below presents the respective drivers of residential loan servicing and subservicing fees.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Servicing and subservicing fee
Servicing fee	$52.9	$60.6	(13)%	$159.7	$168.1	(5)%
Average servicing fee (% of UPB)	0.27	0.31	(13)%	0.28	0.29	(3)%

Subservicing fee (1)	$10.3	$1.3	692	$26.1	$11.8	121
Average monthly fee per loan (in dollars)	$10	$4	150	$8	$10	(20)

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio	$77.1	$77.4	—%	$76.7	$76.3	1%
Subservicing portfolio	21.0	24.2	(13)	18.8	38.2	(51)
NRZ	101.7	119.4	(15)	109.5	123.9	(12)
Total	$199.8	$221.0	(10)%	$205.0	$238.4	(14)%
Average number:
Servicing portfolio	463,744	475,810	(3)%	469,723	473,303	(1)%
Subservicing portfolio	84,403	109,853	(23)	78,199	127,587	(39)
NRZ	765,364	883,406	(13)	813,933	910,407	(11)
	1,313,511	1,469,069	(11)%	1,361,855	1,511,297	(10)%
(1)Subservicing fees includes of $6.9 million and $17.0 million of fees earned on the NRZ PMC MSR Agreements upon receiving the notice of cancellation in February 2020 for the three and nine months ended September 30, 2020, respectively.
The NRZ servicing fee includes the servicing fee collected on behalf of NRZ relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we present servicing fee collected and remitted on a gross basis, with the servicing fee remitted to NRZ reported as Pledged MSR liability expense. The NRZ collected fee declined by $55.6 million and $144.4 million, as compared to the third quarter of 2019 and the nine months ended September 30, 2019.
The decline in the NRZ fee collection is driven by the decline in the average UPB by 15% as compared to the third quarter of 2019 and 12% as compared to the nine months ended September 30, 2019. The volume decline is mostly explained by the NRZ portfolio runoff and the derecognition of the MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020. As the NRZ relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSR.

The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the NRZ agreements, together with the previously recognized amortization gain of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements:

NRZ servicing and subservicing fees	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Servicing fees collected on behalf of NRZ	$91.0	$146.6	$299.1	$443.5
Servicing fees remitted to NRZ (3)	(65.3)	(111.1)	(218.6)	(334.7)
Retained subservicing fees on NRZ agreements (1)	$25.7	$35.5	$80.5	$108.8
Amortization gain of lump-sum cash payments received (including fair value change) (3)(4)	—	24.5	34.2	71.5
Total retained subservicing fees and amortization gain of lump-sum cash payments (including fair value change)	$25.7	$60.0	$114.7	$180.3

Average NRZ UPB ($ in billions) (2)	$70.77	$119.40	$74.24	$123.87
Average annualized retained subservicing fees as a % of NRZ UPB (excluding amortization gain of lump-sum cash payments)	0.15%	0.12%	0.14%	0.12%
(1)Excludes the servicing fees of loans under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and subservicing fees earned under subservicing agreements.
(2)Excludes the UPB of loans subserviced under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and excludes the UPB of loans under subservicing agreements.
(3)Reported within Pledged MSR liability expense.
(4)In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen received under the renegotiated agreements. These upfront payments received from NRZ were deferred and recorded within Other income (expense), Pledged MSR liability expense, as they amortized through the term of the original agreements (April 2020). See Note 9 — Rights to MSRs for further information.
The following table presents the detail of our ancillary income for the three and nine months ended September 30, 2020 and 2019:

Ancillary Income	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Late charges	$11.0	$14.0	(22)%	$38.2	$42.5	(10)%
Custodial accounts (float earnings)	1.1	13.5	(92)	8.8	38.7	(77)
Loan collection fees	3.0	3.9	(21)	10.0	11.5	(13)
HAMP fees	0.1	1.2	(91)	0.5	4.6	(88)
Other	7.9	6.0	32	20.1	20.2	—
Ancillary income	$23.1	$38.6	(40)%	$77.6	$117.5	(34)%

Number of completed modifications	6,977	6,245	12%	22,565	19,831	14%
Revenue recognized in connection with loan modifications	$10.6	9.8	8	20.5	29.2	(30)
Ancillary income declined by $15.5 million, as compared to the third quarter of 2019. primarily due to a $12.4 million, or 92% decline in float income that was mainly due to lower interest rates. The average 1-month LIBOR rate dropped nearly 190 basis points as compared to the third quarter of 2019. The combined effect of lower servicing volume, the COVID-19 environment with no late fees or collection fees on loans under forbearance and lower modification fees also contributed to the decline in ancillary income.

Ancillary income declined by $39.9 million, as compared to the nine months ended September 30, 2019, primarily driven by the same factors as in the three-month discussion, with a $29.9 million, or 77% decline in float income. The average 1-month LIBOR rate dropped more than 170 basis points in the first nine months of 2020 as compared to the same period of 2019. Revenue recognized in connection with loan modification HAMP fees decreased $4.0 million due to the expiration of the program.
MSR Valuation Adjustments, Net
The following tables summarize the MSR valuation adjustments, net reported in our Servicing segment for the three and nine months ended September 30, 2020 and 2019, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSR and the pledged MSRs sold to NRZ that did not achieve sale accounting treatment:

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)
Runoff	$(48.1)	(32.5)	$(15.6)	$(131.9)	(82.9)	$(49.1)
Rate and assumption change (1)	5.5	(4.9)	10.4	(164.5)	(142.3)	(22.2)
Hedging gain (loss)	4.3	4.3	—	47.1	47.1	—
Total	$(38.4)	$(33.1)	$(5.2)	$(249.4)	$(178.1)	$(71.3)

	For The Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	Total (1)	Owned MSR	Pledged MSR (NRZ) (2)	Total (1)	Owned MSR	Pledged MSR (NRZ) (2)
Runoff	$(54.6)	(27.6)	$(27.1)	$(151.7)	(70.6)	$(81.1)
Rate and assumption change	188.9	(9.6)	198.5	29.8	(89.3)	119.2
Hedging gain (loss)	0.3	0.3	—	0.3	0.3	—
Total	$134.6	$(36.9)	$171.4	$(121.5)	$(159.6)	$38.1
(1)Excludes gains of $12.4 million and $25.9 million in the three and nine months ended September 30, 2020, respectively, on the revaluation of MSR purchased in a disorderly market, that is reported in the Originations segment.
(2)For those MSR sale transactions with NRZ that do not achieve sale accounting treatment, we present gross the pledged MSR as an asset and the corresponding liability amount pledged MSR liability on our balance sheet. Because we record both our pledged MSRs with NRZ and the associated MSR liability at fair value, the changes in fair value of the pledged MSR liability are offset by the changes in fair value of the associated pledged MSR asset, presented in MSR valuation adjustments, net. Although fair value changes are separately presented in our statement of operations, we are not exposed to any fair value changes of the MSR pledged to NRZ. See Note 9 — Rights to MSRs for further information.

We reported a $38.4 million loss in MSR valuation adjustments, net in the third quarter of 2020. The fair value decline is driven by $48.1 million portfolio runoff, partially offset by a $5.5 million gain due to changes in interest rates and assumptions and a $4.3 million favorable fair value gain from our MSR hedging strategy. The 10-year swap rate increased 7 basis points in the third quarter of 2020, as compared to a 40 basis-point decline in the third quarter of 2019. The fair value loss reported in MSR valuation adjustments, net, increased $173.0 million, as compared to the third quarter of 2019, primarily due to a $252.3 million favorable valuation adjustment to our non-Agency MSR fair value in the third quarter of 2019. The adjustment in 2019 was associated with continued improved collateral performance confirmed by market trade activity. The termination of the PMC servicing agreement by NRZ on February 20, 2020 and a lower UPB serviced also contributed to the decline in runoff and volatility of interest rate and assumption updates.
The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs during the third quarter of 2020, with the breakdown by investor type.

	Fair Value				UPB ($ in billions)
	GSEs	Ginnie Mae	Non- Agency	Total	GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$231.7	$75.9	$154.8	$462.4	$30.8	$14.7	$24.7	$70.2
Additions
New cap.	19.8	2.3	—	22.1	2.0	0.2	—	2.2
Purchases	32.2	—	—	32.2	4.2	—	—	4.2
Change in fair value:
Runoff	(21.7)	(2.3)	(8.5)	(32.5)	(3.3)	(1.0)	(1.0)	(5.3)
Assumptions (1)	5.8	(1.7)	3.4	7.5	—	—	—	—
Ending balance	$267.8	$74.2	$149.7	$491.7	$33.7	$13.9	$23.7	$71.3
Fair value (% of UPB)	0.79%	0.53%	0.63%	0.69%
(1)Includes gains of $12.4 million on the revaluation of MSRs purchased in a disorderly market, that is reported in the Originations segment.
The majority of runoff and valuation assumption updates during the third quarter of 2020 related to our less seasoned GSE portfolio, as generally more sensitive to interest rates and behavioral changes due to the COVID-19 environment. The GSE portfolio experienced a historical high 33.4% CPR in the third quarter of 2020. The MSR assumption update in the third quarter of 2020 reflects elevated short-term prepayments as the refinancing boom continues in a record low rate environment. Ocwen replenished and grew its GSE portfolio in the third quarter of 2020 with a total origination and acquisition of $6.2 billion UPB of MSR or 18% of the GSE portfolio at September 30, 2020. Newly originated loans in the nine months ended September 30, 2020 represented 31% of the total GSE MSR portfolio at September 30, 2020. Comparatively, 94% of the non-Agency MSR portfolio relates to loans originated pre-2008 financial crisis, between 2003 and 2007, and exhibited a 17.6% CPR during the third quarter of 2020.
As it relates to the nine months ended September 30, 2020, we reported a $249.4 million loss in MSR valuation adjustments, net. This loss is driven by a $164.5 million loss due to changes in interest rates and assumptions, a $131.9 million portfolio runoff, partially offset by a $47.1 million favorable fair value gain from our MSR hedging strategy. Refer to Item 3 - Quantitative and qualitative disclosures about market risk for further detail on our hedge strategy and its effectiveness. The 10-year swap rate declined 119 basis points during the nine months ended September 30, 2020, as compared to a 115 basis-point decline for the nine months ended September 30, 2019. The fair value loss reported in MSR valuation adjustments, net, increased $127.9 million, as compared to the nine months ended September 30, 2019, primarily due to the same factors as described in the three-month discussion above.
The $249.4 million loss reported in MSR valuation adjustments, net for the nine months ended September 30, 2020 includes a $71.3 million loss on the MSR sold to NRZ and is offset by a $71.3 million gain on the associated pledged MSR liability, reported as Pledged MSR liability expense.

Compensation and Benefits

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Compensation and benefits	$28.9	$35.1	(18)%	$84.4	$116.3	(27)%

Average Employment
India and other	2,890	3,272	(12)%	2,968	3,465	(14)
U.S.	711	1,099	(35)	736	1,281	(43)
Total	3,601	4,371	(18)	3,704	4,746	(22)
Compensation and benefits expense declined $6.2 million, or 18%, as compared to the third quarter of 2019, due to our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio, including the termination of the PMC servicing agreement by NRZ. Our average total servicing headcount decreased 18% compared to the third quarter of 2019. The decline in compensation and benefits is also due to the change in the composition of our headcount with relatively more offshore, and less U.S. resources. Offshore headcount, whose average compensation cost is relatively lower, increased from 75% to 80% of total headcount, compared to the third quarter of 2019.
Compensation and benefits expense declined $32.0 million, or 27%, as compared to the nine months ended September 30, 2019, primarily as a result of the same factors as described in the three-month discussion. Our average total servicing headcount decreased 22% compared to the nine months ended September 30, 2019. Offshore headcount increased from 73% to 80% of total headcount as compared to the nine months ended September 30, 2019. A $3.6 million lower benefit allocation from Corporate Items and Other, and a $3.2 million decline in commissions also contributed to the decline in expense. Partially offsetting the effects of the declines discussed above, the nine months ended September 30, 2020 include $2.9 million of compensation expenses related to COVID-19 and $1.0 million of severance and retention costs related to our 2020 re-engineering initiatives.
Servicing Expense
Servicing expense primarily includes claim losses on government-insured loans and provision expense for advances and servicing representation and warranties. Servicing expense declined $15.5 million, or 49%, as compared to the third quarter of 2019, primarily due to a $9.1 million reduction in government-insured claim loss provisions on reinstated or modified loans and a general decline in other servicer-related expenses that was primarily driven by a 11% reduction in the average number of loans in our servicing portfolio. The reduction in government-insured claim loss provisions is due to the combined effect of a decline in claims, mostly due to the COVID-19 moratorium, and lower loss severity, mostly driven by a reduction in the foreclosure and liquidation timeline of loans. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net.
Servicing expense declined $29.8 million, or 40%, as compared to the nine months ended September 30, 2019, primarily due to a $15.2 million reduction in government-insured claim loss provisions. The decline is primarily driven by the same factors as described in the three-month discussion, including a 10% reduction in the average number of loans in our servicing portfolio. The reduction in government-insured claim loss provisions is due to the combined effect of a decline in claims and lower loss severity, mostly driven by a reduction in the foreclosure and liquidation timeline of loans. The government-insured claim loss provisions recorded in 2019 included claims of a legacy portfolio with higher severity loans.
Other Operating Expenses
Occupancy and equipment expense decreased $3.9 million, or 36% in the third quarter of 2020, as compared to the third quarter of 2019, and $11.0 million, or 31% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decreases are largely due to the effect of the decline in the size of the servicing portfolio on various direct and allocated expenses, including postage and mailing services, and the decline in our overall occupancy and equipment expenses due to certain facility closures as part of the integration of PHH.
Professional services expense declined $7.2 million, or 56% in the third quarter of 2020, as compared to the third quarter of 2019, and $15.8 million, or 45% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 primarily due to a $5.4 million and $15.2 million decline in legal fees largely due to declines in legal expenses relating to the PHH integration and litigation and a decline in fees incurred in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs.

Technology and communication expense declined $0.5 million or 8% in the third quarter of 2020, as compared to the third quarter of 2019, and $3.7 million or 15% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The costs savings were driven by our servicing platform integration as we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP beginning June 2019.
Corporate overhead allocations declined $31.2 million, as compared to the third quarter of 2019, primarily due to lower compensation and benefits, occupancy and equipment costs, and technology expenses. The relative weight of average headcount to the consolidated organization declined as compared to the third quarter of 2019. Furthermore, the allocation methodology of corporate overhead was updated in the first quarter 2020 and resulted in lower expenses being allocated to the Servicing segment. Refer to the Corporate Items and Other segment discussion.
Corporate overhead allocations declined $108.7 million, as compared to the nine months ended September 30, 2019, primarily due to lower compensation and benefits, technology expenses, legal fees, and occupancy and equipment costs. The change in allocation methodology of corporate overhead in the first quarter 2020 and a reduction in the relative weight of average headcount to the consolidated organization also contributed to the decline.
Other Income (Expense)
Other income (expense) includes primarily net interest expense and the pledged MSR liability expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Interest Expense
Advance match funded liabilities	$6.6	$6.2	6%	$19.5	$20.9	(7)%
Other secured borrowings	4.7	3.5	34	14.8	6.4	131
Corp. debt interest exp. allocation	8.8	14.0	(37)	28.8	43.3	(33)
Escrow and other	1.3	2.4	(46)	4.9	6.8	(28)
Total interest expense	$21.4	$26.1	(18)%	$67.9	$77.3	(12)%

Average balances
Average balance of advances	$798.6	$1,018.5	(22)%	$924.2	$1,059.8	(13)%
Advance match funded liabilities	581.2	629.6	(8)	626.8	664.2	(6)
Other secured borrowings	354.7	271.7	31	521.1	236.4	120%
Effective average interest rate
Advance match funded liabilities	4.52%	3.92%	15%	4.16%	4.19%	(1)%
Other secured borrowings	5.31	5.15	3	3.78	3.62	4
Average 1ML	0.16%	2.04%	(92)%	0.65%	2.37%	(73)%
Interest expense declined by $4.7 million, or 18% in the third quarter of 2020, as compared to the third quarter of 2019, and $9.4 million, or 12% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decline in interest expense is primarily due to the decline in the amount financed, specifically the average balance of servicing advances which decreased by 22% and 13% in the third quarter and nine months ended September 30, 2020. The decline in interest expense is reflected in the decline in the interest expense allocation from the Corporate segment, offset in part by interest expense on new MSR financing facilities entered into during the third and fourth quarters of 2019.
Pledged MSR liability expense relates to the MSR sale agreements with NRZ that do not achieve sale accounting and are presented on a gross basis in our financial statements. See Note 9 — Rights to MSRs to the Unaudited Consolidated Financial

Statements. Pledged MSR liability expense includes the servicing fee remittance to NRZ and the fair value changes of the pledged MSR liability.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Net servicing fee remittance to NRZ (a)	$65.3	$111.1	$(45.8)	$218.6	$334.7	$(116.1)
Pledged MSR liability fair value (gain) loss (b)	(5.2)	171.4	(176.7)	(71.3)	38.1	(109.4)
2017/2018 lump sum amortization gain	—	(24.5)	24.5	(34.2)	(71.5)	37.3
Other	(2.7)	(1.6)	(1.1)	(7.3)	2.1	(9.4)
Pledged MSR liability expense	$57.4	$256.5	$(199.1)	$105.8	$303.4	$(197.6)
(a)Offset by corresponding amount recorded in Servicing and subservicing fee - See table below.
(b)Offset by corresponding amount recorded in MSR valuation adjustments, net - See table below.
Pledged MSR liability expense decreased $199.1 million, as compared to third quarter of 2019, largely due to a $171.4 million unfavorable fair value adjustment in the third quarter of 2019 related to the Original Rights to MSRs Agreements and a $45.8 million decline in servicing fee remittance. Similarly, Pledged MSR liability expense decreased $197.6 million, as compared to the nine months ended September 30, 2019, primarily as a result of the same drivers. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR to NRZ) and Servicing and subservicing fee (NRZ).
Partially offsetting the decreases in Pledged MSR liability expense were $24.5 million and $37.3 million changes to the amortization gain related to the lump-sum cash payments received from NRZ in 2017 and 2018. These changes are due to the lump-sum payments being fully amortized at the end of the second quarter of 2020. Refer to the above discussion of NRZ servicing fee.
The table below reflects the condensed consolidated statement of operations together with the amounts related to the NRZ pledged MSRs that offset each other (nil impact on net income/loss). The table provides information related to the impact of the accounting for the NRZ relationship that did not meet sale treatment, and is not intended to reflect the profitability of the NRZ relationship. Net servicing fee remittance and pledged MSR fair value changes are presented on a gross basis and are offset by corresponding amounts presented in other statement of operations line items. In addition, because we record both our pledged MSRs and the associated pledged MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the MSRs pledged, presented in MSR valuation adjustments, net. Accordingly, only the lump sum amortization gain and the amount reported in “Other” in the table above affect our net earnings.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)
Total revenue	$249.0	$65.3	$283.5	$111.1	$729.9	$218.6	$861.8	$334.7
MSR valuation adjustments, net	(33.8)	(5.2)	134.6	171.4	(231.4)	(71.3)	(121.7)	38.1
Total operating expenses	149.5	—	179.3	—	431.5	—	534.7	—
Total other expense, net	(77.1)	(60.1)	(277.1)	(282.5)	(171.9)	(147.3)	(369.1)	(372.8)
Loss before income taxes	$(11.4)	$—	$(38.3)	$—	$(104.9)	$—	$(163.7)	$—

ORIGINATIONS
We originate and acquire loans and MSRs through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the GSE Cash Window and Co-issue programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (FHA or VA) forward mortgages, generally servicing retained. The GSEs or Ginnie

Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of HMBS that are guaranteed by Ginnie Mae. In addition to our originated MSRs, we acquire MSRs through flow purchase agreements, the GSE Cash Window and Co-Issue programs and bulk MSR purchases, and we acquire new subservicing through our enterprise sales.
We originate and purchase conventional and government-insured forward mortgage loans through our recapture and correspondent lending channels. Our recapture channel focuses on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities (i.e., portfolio recapture), where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. In addition, we re-entered the forward lending correspondent channel in the second quarter of 2019 to drive higher servicing portfolio replenishment. As of September 30, 2020, we have client relationships with 119 approved correspondent sellers, or 73 new sellers since December 31, 2019.
A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Our recapture lending activity partially mitigates this risk. Origination volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline. Effective June 1, 2019, we no longer perform any portfolio recapture on behalf of NRZ. Previously under the terms of our agreements with NRZ, to the extent we refinanced a loan underlying the MSRs subject to these agreements, we were obligated to transfer such recaptured MSR to NRZ under the terms of a separate subservicing agreement.
We originate and purchase reverse mortgages through our retail, wholesale and correspondent lending channels under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally guaranteed by the FHA, which provides investors with protection against risk of borrower default. In the second half of 2019, we started originating proprietary reverse mortgage loans that are not FHA-guarantee eligible and are sold servicing-released to third parties. We retain the servicing rights to reverse HECM loans securitized through the Ginnie Mae HMBS program. We have originated HECM loans under which the borrowers have additional borrowing capacity of $1.6 billion at September 30, 2020. These draws are funded by the servicer and can be subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws.
After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis and through whole loan transactions on a servicing released basis. Origination revenues mostly include gain on sale, which represents the difference between the origination or acquisition value and the sale value of the loan including its MSR value, fee income earned at origination, and interest income earned for the period the loans are held by us. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment, reverse mortgage revenue includes the fair value changes of the loan from lock date net of the fair value changes of the MBS-related borrowings.
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

For the three months ended September 30, 2020, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $2.3 billion and $230.0 million, respectively. In addition, we opportunistically purchased $4.2 billion UPB MSR through the GSE Cash Window during the three months ended September 30, 2020.
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Gain on loans held for sale, net	$31.8	$7.9	304	$73.3	$22.2	230
Reverse mortgage revenue, net	14.5	20.3	(28)	51.1	72.9	(30)
Other revenue, net	7.4	1.4	448	12.6	4.3	195
Total revenue	53.8	29.5	82	136.9	99.4	38

MSR valuation adjustments, net	12.4	(0.1)	n/m	25.9	(0.2)	n/m

Operating expenses
Compensation and benefits	17.4	9.9	77	43.7	33.8	29
Servicing and origination	6.4	4.7	36	15.4	12.6	23
Occupancy and equipment	1.4	1.4	(1)	4.2	4.9	(13)
Technology and communications	1.4	0.6	137	3.5	2.4	45
Professional services	3.0	0.1	n/m	6.0	1.0	523
Corporate overhead allocations	4.5	1.4	222	13.7	4.8	187
Other expenses	1.2	2.5	(52)	4.6	3.4	34
Total operating expenses	35.4	20.6	72	91.1	62.8	45

Other income (expense)
Interest income	2.7	1.7	61	6.9	4.8	43
Interest expense	(3.2)	(2.1)	48	(8.4)	(5.2)	62
Other, net	0.2	0.5	(60)	0.2	1.2	(86)
Total other income (expense), net	(0.2)	0.1	(570)	(1.4)	0.7	(288)

Income before income taxes	$30.5	$8.9	243%	$70.3	$37.1	89%
n/m: not meaningful

The following table provides selected operating statistics for our Originations segment:

	September 30,
	2020	2019	% Change	December 31, 2019	% Change
Short-term loan funding commitments
Forward loans	$857,257	$140,644	510%	$204,021	320%
Reverse loans	30,977	32,971	(6)	28,545	9

Future Value (1)	—	55,502	(100)%	47,038	(100)

Future draw commitment (UPB) (2)	1,618.2	1,495.0	8%	1,502.2	8

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Originations by Channel
Forward loans (3)
Correspondent	$1,926.1	$92.9	n/m	$3,100.2	$96.2	n/m
Recapture	369.4	131.2	181%	883.9	489.8	80
GSE Cash Window / Flow MSR	4,197.5	117.5	n/m	8,381.7	122.2	n/m
	$6,493.0	$341.6	n/m	$12,365.8	$708.2	n/m

% Purchase loan production	24	24	—	22	30	(25)
% Refinance loan production	76	76	—	78	70	11

Reverse loans (4)
Correspondent	$119.7	$106.9	12%	$336.3	$278.8	21%
Wholesale	65.1	59.1	10	225.8	145.4	55
Retail	45.2	22.1	104	107.7	46.4	132
	$230.0	$188.1	22%	$669.9	$470.6	42%

Average Employment
U.S.	456	318	43	440	393	12
India and other	197	86	129	152	106	43
Total	653	404	62	592	499	19
(1)Future Value represented the unrecognized net present value of estimated future cash flows from customer draws of the reverse mortgage loans (tails) and projected performance assumptions based on historical experience and industry benchmarks discounted at 12% related to HECM loans originated prior to January 1, 2019. On January 1, 2020, we made an irrevocable fair value election of tails and recognized $47.0 million Future Value through stockholders’ equity.
(2)Includes all future draw commitments.
(3)Includes the UPB of loans funded through the recapture channel, the UPB of loans acquired through the correspondent forward channel, and the UPB of loans for which MSRs were acquired through the GSE Cash Window and flow purchases.
(4)New loan production excludes reverse tail draws by borrowers disbursed subsequent to origination of $68.1 million and $73.5 million for the three months ended September 30, 2020 and 2019, and $206.4 million and $220.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Gain on Loans Held for Sale
The following table provides information regarding Gain on loans held for sale by channel and the related origination volume and margins for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Gain on Loans Held-for-Sale (1)
Correspondent	$7.7	$(0.1)	n/m	$12.6	$(0.1)	n/m
Recapture	24.2	8.0	204	60.7	22.3	172
	$31.8	$7.9	304%	$73.3	$22.2	230%

% Gain on Sale Margin (2)
Correspondent	0.34%	(0.06)%	(667)	0.36%	(0.06)%	(700)
Recapture	5.85%	2.82%	108	5.44%	4.52%	21
	1.19%	1.97%	(40)	1.58%	3.59%	(56)%

Origination UPB (3)
Correspondent	$2,261.6	$117.1	n/m	$3,521.4	$124.4	n/m
Recapture	413.2	282.3	46	1,114.7	494.2	126
	$2,674.8	$399.4	570%	$4,636.1	$618.6	649%
(1)Includes gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to volume UPB -see (3) below. Note that the ratio differs from the day-one gain on sale margin.
(3)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
Gain on loans held for sale, net increased $23.9 million, or 304%, as compared to the third quarter of 2019, mostly due to the $2.1 billion, or 924% increase in total forward loan production, partially offset by a lower average gain on sale margin. The volume increase in the third quarter of 2020 is predominantly driven by our correspondent channel that we re-started in the second quarter of 2019. Our pipeline, or lock commitments, significantly increased in the third quarter of 2020 mostly due to refinance opportunities in the market driven by the mortgage rate decrease. The lower average gain on sale margin is mainly due to our channel mix, with an increased relative weight of our lower-margin correspondent production. Both margins in the correspondent and recapture channels were higher in the third quarter of 2020, as compared to the third quarter of 2019.
Gain on loans held for sale, net increased $51.0 million, or 230%, as compared to the nine months ended September 30, 2019, mostly due to the $3.4 billion, or 580% increase in total forward loan production, partially offset by a lower average gain on sale margin. The volume increase in the nine months ended in 2020 is predominantly driven by our correspondent channel that we re-started in the second quarter of 2019. Our pipeline, or lock commitments, significantly increased in the first nine months of 2020 mostly due to refinance opportunities in the market driven by the mortgage rate decrease. The lower average gain on sale margin is mainly due our channel mix, with an increased relative weight of our lower-margin correspondent production. Both margins in the correspondent and recapture channels were higher in the nine months ended September 30, 2020, as compared to the same period in 2019.

Reverse Mortgage Revenue, Net
The following table provides information regarding Reverse mortgage revenue, net that comprise fair value changes of loans held for investment and the HMBS-related borrowings, for the three and nine months ended September 30, 2020 and 2019. The information differentiates fair value changes of loans pre-securitization, as origination gains, together with volume and margin, and the change in fair value of the securitized loan and HMBS-related borrowing portfolio:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Origination volume UPB (1)	$230.2	$197.3	$660.8	$484.2
Origination margin (2)	6.78%	3.14%	5.80%	3.02%
Gain on new originations (3)	$13.5	$5.1	$33.2	$10.4
Change in fair value of securitized HECM loans Held-for-Investment and HMBS-related borrowings, net	(1.1)	14.1	12.8	58.3
Other (3)	2.1	1.1	5.1	4.2
Total reverse mortgage revenue, net	$14.5	$20.3	$51.1	$72.9
(1)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
(2)Ratio of gain on new originations and other to origination volume UPB - see (1) above.
(3)Gain on new originations includes the change in fair value of new unsecuritized reverse loans held for investment until securitization. Changes in fair value of interest rate lock commitments and hedging gains/losses are reported as Other.
(4)Includes the change in fair value of those loans that have been securitized and the change in fair value of the related HMBS borrowings.
We reported $14.5 million Reverse mortgage revenue, net in the third quarter of 2020, driven by a $13.5 million gain on originations and a $1.0 million fair value gain due to rates and other factors. The $5.8 million decrease in Reverse mortgage revenue, net in the third quarter of 2020 as compared to the third quarter of 2019 is primarily the result of a $14.1 million fair value gain recorded in the third quarter of 2019 on the securitized portfolio, net of the HMBS-related borrowings, partially offset by a $8.4 million increase in the gain on new originations. As interest rates remain relatively flat in the third quarter of 2020, we did not report any significant fair value change on our portfolio. The $14.1 million favorable fair value adjustments recognized in the third quarter of 2019 included $3.6 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018 and $2.9 million related to lower interest rates. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts. We increased our reverse origination volume in the third quarter of 2020 by $32.9 million, or 17%, as compared to the third quarter of 2019, and generated higher margins through securitization. The higher margins in the third quarter of 2020 drove most of the increased gain on new originations. According to the HUD HECM Endorsement Summary Report, industry endorsements, or the number of new HECM loans insured by the FHA, increased from 7,515 to 12,200, or 62%, when comparing the three months ended September 30, 2020 and 2019. Since January 1, 2020, the fair value of tail draws associated with all loans is included in the fair value of the portfolio.
We reported $51.1 million Reverse mortgage revenue, net for the nine months ended September 30, 2020, driven by a $33.2 million gain on originations and a $12.8 million fair value gain on the securitized portfolio of loans net of the HMBS related borrowings due to rates and other factors. The $21.8 million decrease in Reverse mortgage revenue, net in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily the result of a $45.5 million lower fair value gain on the portfolio partially offset by a $22.8 million increase in the gain on new originations. The $58.3 million favorable fair value adjustments for the nine months ended September 30, 2019 includes $9.2 million in connection with the fair value election for future draw commitments on HECM reverse mortgage loans purchased or originated after December 31, 2018, $16.9 million related to lower interest rates and $11.5 million driven by an update in the first quarter of 2019 of the financing assumption for active HECM reverse mortgage loan repurchases in connection with our HMBS Issuer obligations. As these repurchases have become more prevalent, a more liquid market for financing has developed, resulting in a lower financing cost assumption. We increased our reverse lending volume by $176.6 million, or 36%, as compared to the nine months ended September 30, 2019, and generated higher margins on securitization. The higher margins in the nine months ended September 30, 2020 drove the majority of the increased gain on new originations. Industry endorsements per the HUD HECM Endorsement Summary Report increased from 23,883 to 33,266, or 39%, when comparing the nine months ended September 30, 2020 and 2019.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net include a gain of $12.4 million in the third quarter of 2020 due to the revaluation gains on certain MSRs opportunistically purchased through the GSE Cash Window. Due to the market dislocation created by the COVID-19 environment, we seized the opportunity to purchase certain MSRs with a purchase price at a discount to fair value. In addition, as an aggregator of MSRs, we recognized valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns.

MSR valuation adjustments, net gain of $25.9 million for the nine months ended September 30, 2019 is due to the same factors as described for the third quarter of 2020. Opportunities for fair value discount or margins were larger in the early period of the pandemic and have reduced as markets start to normalize.
Operating Expenses
Operating expenses increased $14.8 million, or 72%, as compared to the third quarter of 2019, primarily due to increases in our direct expenses, including a $7.6 million increase in Compensation and benefits, and a $3.1 million increase in corporate overhead allocations. Certain expenses are variable, and as a result, as origination volume increased so did the related expenses. Examples include commissions, recorded in Compensation and benefits expense, certain outsourced services to support the surge in our Originations business recorded in Professional services, and advertising expense, recorded in Other expenses. Total average headcount increased 62% as compared to the third quarter of 2019, reflecting increases in staffing levels as part of our initiative to increase volume, including our re-entry into the forward lending correspondent channel in the second quarter of 2019. Compensation expense as compared to the third quarter of 2019 increased by $7.6 million, or 77%, due to increased headcount and higher commissions on higher origination volume. The $3.1 million increase in corporate overhead allocations is mostly attributed to the increase in our origination volume and the increase in the relative weight of average headcount to the consolidated organization, as compared to the third quarter of 2019. The increase in corporate overhead allocations due to the allocation drivers is partially offset by the effects of our cost re-engineering initiatives.
Operating expenses increased $28.3 million, or 45%, as compared to the nine months ended September 30, 2019, primarily due to increases in our direct expenses, including a $9.9 million increase in Compensation and benefits and a $5.0 million increase in Professional Services, and a $8.9 million increase in corporate overhead allocations. Total average headcount increased 19% as compared to the nine months ended September 30, 2019, reflecting an increase in headcount to support the increase in origination volume, offset in part by our PHH integration and cost re-engineering initiatives. Compensation expense as compared to the nine months ended September 30, 2019 increased by $9.9 million, or 29%, largely due to increased headcount and higher commissions on higher origination volume. The $8.9 million increase in corporate overhead allocations is mostly attributed to the same factors as described in the three-month discussion.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increase in interest income and interest expense as compared to the third quarter of 2019 and the nine months ended September 30, 2019 is primarily the result of the increase in loan production.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, discontinued operations and inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain on repurchases of debt, interest expense on corporate debt and foreign currency exchange gains or losses. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments, while interest expense on the SSTL and the Senior Notes is recorded in Corporate Items and Other and was not allocated. Beginning in the third quarter of 2020, we began allocating interest expense, excluding amortization of debt issuance costs and discount, on such corporate debt used to fund servicing advances and other servicing assets from Corporate Items and Other to Servicing. The interest expense related to the corporate debt has been allocated to the Servicing segment for prior periods to conform to the current period presentation. Our cash balances are included in Corporate Items and Other.
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
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC (formerly OLS). The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 40% share of all related losses and loss adjustment expenses incurred by the third-party insurer. The reinsurance agreement excludes properties located in the State of New York and the initial term expires December 31, 2020, although it may be terminated by either party at any time with 30 days’ advance written notice. Subsequent to the initial term, the reinsurance agreement will automatically renew for an additional one-year term unless either party provides 60 days’ advance written notice prior to renewal. On April 28, 2020, the reinsurance agreement was amended to increase the quota share to 50% for both premiums and losses effective beginning with the month of June 2020.
Certain expenses incurred by corporate support services that are not directly attributable to a segment are allocated to the Servicing and Originations segments. Beginning in the first quarter of 2020, we updated our methodology to allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which now incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. In 2019, corporate support services costs were primarily allocated based on relative segment size. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering plan, and other costs related to operating as a public company.
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Premiums (CRL)	$1.6	$3.8	(59)%	$5.2	$10.2	(49)%
Other revenue	—	—	—	0.1	0.1	(50)
Total revenue	1.6	3.8	(59)	5.2	10.3	(49)

Operating expenses
Compensation and benefits	23.3	28.4	(18)	67.3	100.2	(33)
Professional services	19.7	23.7	(17)	52.3	40.9	28
Technology and communications	8.4	9.6	(12)	23.7	35.0	(32)
Occupancy and equipment	1.5	5.2	(72)	9.3	12.5	(26)
Servicing and origination	0.4	0.3	39	1.2	0.6	118
Other expenses	0.3	3.0	(90)	5.8	8.8	(34)
Total operating expenses before corporate overhead allocations	53.5	70.2	(24)	159.6	198.1	(19)
Corporate overhead allocations
Servicing segment	(14.4)	(45.6)	(68)	(48.3)	(156.9)	(69)
Originations segment	(4.5)	(1.4)	222	(13.7)	(4.8)	187
Total operating expenses	34.6	23.2	49	97.7	36.4	168

Other income (expense), net
Interest income	0.2	0.3	(37)	1.7	1.5	16
Interest expense	(2.2)	(1.3)	73	(7.2)	(2.1)	242
Gain on repurchase of senior secured notes	—	5.1	(100)	—	5.1	(100)
Other, net	1.0	(4.7)	(120)	(3.8)	(6.2)	(39)
Total other expense, net	(1.1)	(0.6)	76	(9.3)	(1.8)	421

Loss before income taxes	$(34.1)	$(20.0)	71%	$(101.7)	$(27.9)	265%
n/m: not meaningful

Revenue
CRL premium revenue declined $2.2 million, or 59% in the third quarter of 2020, as compared to the third quarter of 2019, and $5.0 million, or 49% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The revenue decline is primarily due to a 72% and 51% decline in the number of covered REO properties in our servicing portfolio in the quarter and in the nine months ended September 30, 2020, respectively. Factors contributing to the decline in covered properties include the current moratoria and restrictions on foreclosure procedures due to COVID-19, a declining servicing portfolio, and the GSE removal of REO coverage requirements.
Compensation and Benefits
Compensation and benefits expense declined $5.1 million, or 18%, as compared to the third quarter of 2019, due to several factors. First, our cost re-engineering initiatives have resulted in a decline in average corporate headcount of 14% with a change in the mix of onshore/offshore. The decline in our headcount mostly affected our onshore resources whose average compensation cost is relatively higher. The average onshore headcount decreased by 33% from 439 to 295, as compared to the third quarter of 2019. Second, the third quarter of 2019 included $7.3 million of severance and retention costs related to our PHH integration and cost re-engineering plan. Third, these cost savings were partially offset in the third quarter of 2020 by $1.2 million incremental incentive compensation, the recognition of $1.8 million severance and retention costs related to our 2020 re-engineering initiatives, and a $1.6 million reduction in the allocation of benefits to other segments.
Compensation and benefits expense declined $32.9 million, or 33%, as compared to the nine months ended September 30, 2019, primarily due to $31.5 million of severance and retention expenses recognized in the nine months ended September 30, 2019 in connection with the PHH integration and cost re-engineering plan and a decline in average corporate headcount of 20%, including a 42% decrease in average onshore headcount from 553 to 322. These cost savings were partially offset in the nine months ended September 30, 2020 by the same factors as described for the third quarter of 2020, with $2.9 million incremental incentive compensation, $1.2 million additional compensation expenses related to COVID-19, $4.8 million severance and retention costs related to our 2020 re-engineering initiatives, and a $3.4 million lower allocation of benefits to other segments.
Professional Services
Professional services expense declined $4.0 million, or 17%, as compared to the third quarter of 2019, primarily due to a $5.1 million decline in other professional fees offset in part by a $1.4 million increase in legal fees. The expenses incurred in the third quarter of 2019 included PHH integration costs, legal entity reorganization and certain litigation costs that were not re-occurring. Professional services expenses in the third quarter of 2020 include $2.5 million of costs related to our 2020 re-engineering initiatives and $2.2 million of COVID-19 related expenses.
Professional services expense increased $11.4 million, or 28%, as compared to the nine months ended September 30, 2019, primarily due to the $30.7 million recovery in 2019 of amounts previously recognized as expense from a service provider offset in part by an $8.5 million net decline in legal fees and an $8.9 million decline in other professional services. Expenses incurred in the nine months ended September 30, 2019 included costs related to our 2019 cost re-engineering plan. Professional services expenses for the nine months ended September 30, 2020 include $3.3 million of costs related to our 2020 re-engineering initiatives and $3.2 million of COVID-19 related expenses. The net decline in legal fees is largely due to a $16.7 million decline in legal expenses relating to the PHH integration, legal entity reorganization and litigation, partially offset by an $8.2 million increase to our accrual related to the CFPB and Florida matters in the first nine months of 2020.
Other Operating Expenses
Technology and communications expense decreased $1.2 million, or 12% in the third quarter of 2020, as compared to the third quarter of 2019, and $11.4 million, or 32% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The expense reduction is primarily due to a decline in capitalized technology investments and the closure of U.S. facilities in 2019, as well as the effects of a decline in average headcount and our other cost reduction efforts which included bringing technology services in-house and re-engineering initiatives. Depreciation expense decreased $3.5 million in the nine months ended September 30, 2020.
Occupancy and equipment expense declined $3.8 million, or 72% in the third quarter of 2020, as compared to the third quarter of 2019, and $3.2 million, or 26% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The expense reduction is primarily due to the results of our cost reduction efforts, which include consolidating vendors and closing and consolidating certain facilities. Rent expense and depreciation expense declined $2.5 million and $2.4 million, respectively, as compared to the third quarter of 2019, partially offset by a $1.6 million reduction in the allocation of occupancy costs to other segments. As compared to the nine months ended September 30, 2019, rent expense and depreciation expense declined $2.7 million and $6.2 million, respectively, and the allocation of occupancy costs to other segments was $6.8 million lower. As disclosed in Note 2 - Severance and Restructuring Charges to the Unaudited Consolidated Financial Statements, we partially abandoned one of our leased properties in the second quarter of 2020 resulting in the recognition of facility-related costs totaling $5.2 million, versus $6.6 million of similar costs recognized in the nine months ended September 30, 2019 in connection with our decision to vacate leased properties prior to the contractual maturity date of the lease agreements.
Total expenses, after corporate overhead allocation, increased by $11.4 million, or 49%, as compared to the third quarter of 2019, primarily due to our updated methodology to allocate overhead costs which we implemented in 2020. Total expenses, after corporate overhead allocation, increased by $61.3 million, or 168%, as compared to the nine months ended September 30, 2019, primarily due to the $30.7 million recovery in 2019 of amounts previously recognized as expense from a service provider, which was not allocated, the $8.2 million increase to our accrual related to the CFPB and Florida matters in the first quarter of 2020, costs related to our 2020 re-engineering initiatives, and the effect of our updated methodology to allocate overhead costs which we implemented in 2020.
Other Income (Expenses)
Interest expense increased $0.9 million, or 73%, as compared to the third quarter of 2019. Interest expense allocated to the Servicing segment amounted to $8.8 million and $14.0 million in the third quarter of 2020 and 2019, respectively, a decrease of $5.2 million. The interest allocation represents a charge for the financing of MSRs and servicing advances which are funded by corporate debt. The $126.1 million prepayment of the outstanding SSTL balance in January 2020, the maturity of $97.5 million of our 7.375% senior unsecured notes in September 2019, and the repurchase of $39.4 million of our 8.375% senior secured notes in July and August 2019 resulted in a $4.3 million decline in interest expense before allocation.
Interest expense increased $5.1 million, or 242%, as compared to the nine months ended September 30, 2019 primarily due to the same factors as described in the three-month discussion. The interest allocation to the Servicing segment for the nine months ended September 30, 2020 and 2019 is $28.8 million and $43.3 million, respectively, a decline of $14.5 million. Interest expense on corporate debt before allocation declined $12.8 million. Amortization of debt issuance costs and discount, which is not allocated, increased $3.8 million as compared to the nine months ended September 30, 2019.
Other expense, net decreased $5.8 million, or 120% in the third quarter of 2020, as compared to the third quarter of 2019, and $2.5 million, or 40% in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The expense reduction is mostly due to the write-off of $2.2 million of capitalized software in the third quarter of 2019 and $1.5 million of government service export incentives recognized in the third quarter of 2020 related to our operations in India. The nine month expense reduction is also due to a $1.2 million decrease in pension costs and other income related to our India operations as described above.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We are actively engaged with our lenders and as a result, have successfully completed at market terms the following with respect to our current and anticipated financing needs:
•On January 22, 2020, we did not renew and let terminate a $50.0 million uncommitted warehouse facility used to fund reverse mortgage loan draws.
•On January 27, 2020, we executed an amendment to the SSTL agreement which reduced the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the contractual quarterly principal payment from $6.4 million to $5.0 million and modified the interest rate.
•On March 12, 2020, we entered into a mortgage loan warehouse agreement to fund reverse mortgage loan draws by borrowers subsequent to origination. Under this agreement, the lender provides financing for up to $100.0 million to PMC on an uncommitted basis. In October 2020, the maturity date was extended to October 29, 2021 and the capacity was temporarily increased to $150.0 million until November 15, 2020 when it will be reduced to $100.0 million. Concurrently, we reduced the maximum borrowing capacity of another reverse mortgage loan warehouse agreement from $100.0 million to $1.0 million in connection with Liberty’s transfer of substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020. On August 10, 2020, the maturity date of this agreement was extended to August 13, 2021.
•On May 7, 2020, we renewed the OMART variable funding advance financing facility through June 30, 2021 and increased the borrowing capacity from $200.0 million to $500.0 million.
•On May 7, 2020, we renewed the OFAF advance financing facility through June 30, 2021and increased the borrowing capacity from $60.0 million to $70.0 million.
•On May 7, 2020, we renewed a mortgage loan warehouse agreement with a maximum borrowing capacity of $175.0 million ($110.0 million of which is committed) through June 30, 2021.
•On May 7, 2020 we renewed the Agency MSR financing facility through June 30, 2021 and reduced the borrowing capacity from $300.0 million to $250.0 million.

•On June 25, 2020, we renewed and amended a mortgage loan warehouse agreement with an original maximum borrowing capacity of $300.0 million through June 24, 2021 and reduced the borrowing capacity to $210.0 million (a $90 million committed repurchase agreement and a $120.0 million uncommitted participation agreement).
•On June 30, 2020, we amended the Ginnie Mae MSR facility to include servicing advances as eligible collateral, upsized the borrowing capacity to $127.5 million from $100 million, and accelerated the maturity to December 20, 2020.
•On August 12, 2020, we issued new OMART fixed-rate term notes with a total borrowing capacity of $475.0 million and an amortization date of August 15, 2022. The existing fixed-rate term notes with a total borrowing capacity of $470.0 million were redeemed on August 17, 2020.
•On August 17, 2020, we reduced the total borrowing capacity of the OMART variable-rate notes from $500.0 million to $250.0 million in conjunction with the issuance of new fixed-rate term notes disclosed above.
•On September 30, 2020, we entered into a $100.0 million uncommitted repurchase agreement to finance the purchase of EBO loans from Ginnie Mae. This agreement does not have any stated maturity date, however, each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate on the collateral.
See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows at the dates indicated:

	September 30, 2020			December 31, 2019
	Total Borrowing Capacity	Available Borrowing Capacity - Committed	Available Borrowing Capacity - Uncommitted	Total Borrowing Capacity	Available Borrowing Capacity - Committed	Available Borrowing Capacity - Uncommitted
Advance facilities	$795.0	$214.9	$—	$730.0	$50.9	$—
Mortgage loan warehouse facilities	937.0	134.6	360.7	1,125.0	108.4	684.4
MSR financing facilities	377.5	136.1	74.9	400.0	180.0	—
Total	$2,109.5	$485.6	$435.6	$2,255.0	$339.3	$684.4
The available borrowing capacity under our advance financing facilities increased by $164.0 million as compared to December 31, 2019 due to the $65.0 million net increase in total borrowing capacity and the $99.0 million decline in outstanding borrowings. At September 30, 2020, $10.0 million could be funded under the available borrowing capacity based on the amount of eligible collateral that had been pledged to our advance financing facilities.
We may utilize committed borrowing capacity under our mortgage warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At September 30, 2020, we had a $34.1 million committed borrowing capacity, based on the amount of eligible collateral, and an additional $47.6 million uncommitted borrowing capacity. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At September 30, 2020, our unrestricted cash position was $321.5 million compared to $428.3 million at December 31, 2019. In addition, we had voluntarily paid down or foregone borrowings on our facilities to reduce interest costs. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flows over various time horizons as a way to anticipate and mitigate liquidity risk. As uncertainties in market conditions decline, we will continue to seek to optimize our cash management and may reduce our unrestricted cash position to further fund our growth.
In assessing our liquidity outlook, our primary focus is on available cash on hand, unused available funding and the following six forecast measures:
•Financial projections for ongoing net income, excluding the impact of non-cash items, and working capital needs including loan repurchases;
•Requirements for amortizing and maturing liabilities compared to sources of cash;
•The projected change in advances compared to the projected borrowing capacity to fund such advances under our facilities, including capacity for monthly peak needs;
•Projected funding requirements for acquisitions of MSRs and other investment opportunities;
•Potential payments or recoveries related to legal and regulatory matters, insurance, taxes and MSR transactions; and

•Funding capacity for whole loans and tail draws under our reverse mortgage commitments subject to warehouse eligibility requirements.
COVID-19 Liquidity Update and Outlook
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
First, as servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance. We also advance T&I and Corporate advances on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Refer to Note 21 — Commitments to the Unaudited Consolidated Financial Statements for further description of servicer advance obligations.
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
We are focused on ensuring that we have sufficient liquidity sources to continue to operate through the pandemic as well as after. As such, in 2020 we increased the total borrowing capacity of our OMART and OFAF advance financing facilities from $730.0 million to $795.0 million and extended the amortization dates to June 2021 and August 2022. We also amended our Ginnie Mae MSR facility to include servicing advances as eligible collateral and increased the total borrowing capacity from $100.0 million to $127.5 million. We continuously evaluate alternative financings to diversify our sources of funds, optimize maturities and reduce our funding cost.
Regarding the current maturities of our borrowings, as of September 30, 2020, we have approximately $780.6 million of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $20.0 million in contractual repayments of our SSTL, $441.8 million of borrowings under forward and reverse mortgage warehouse facilities, $105.1 million of variable funding and term notes under advance financing facilities that will enter their respective amortization periods, $166.5 million outstanding under our Agency and Ginnie Mae MSR financing facilities and $25.8 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
We have considered the impact of financial projections on our liquidity analysis and have evaluated the appropriateness of the key assumptions in our financial forecasts. As part of this analysis, we have also assessed the cash requirements to operate our business and service our financial obligations coming due. We have assessed the range of potential impacts of the COVID-19 pandemic on our financial projections and projected liquidity under base case, adverse and severely adverse scenarios. We believe the recent issuances, renewals and amendments we have executed will provide sufficient liquidity in all of these scenarios. We expect to renew, replace or extend our borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.
Use of Funds
Our primary uses of funds in normal course include:
•Payment of operating costs and corporate expenses;
•Payments for advances in excess of collections;
•Investing in our servicing and originations businesses, including MSR and other asset acquisitions;
•Originated and repurchased loans, including scheduled and unscheduled equity draws on reverse mortgage loans;
•Payment of margin calls under our MSR financing facilities and derivative instruments;
•Repayments of borrowings, including under our MSR financing, advance financing and warehouse facilities, and payment of interest expense; and
•Net negative working capital and other general corporate cash outflows.

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
Sources of Funds
Our primary sources of funds for near-term liquidity in normal course include:
•Collections of servicing fees and ancillary revenues;
•Collections of advances in excess of new advances;
•Proceeds from match funded advance financing facilities;
•Proceeds from other borrowings, including warehouse facilities and MSR financing facilities;
•Proceeds from sales and securitizations of originated loans and repurchased loans; and
•Net positive working capital from changes in other assets and liabilities.
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our use of advance financing facilities is integral to our cash and liquidity management strategy. Revolving variable funding notes issued by our advance financing facilities to financial institutions typically have a revolving period of 12 months. Term notes are generally issued to institutional investors with one-, two- or three-year revolving periods. Additionally, certain of our financing and subservicing agreements permit us to retain advance collections for a period ranging from one to two business days before remittance, thus providing a source of short-term liquidity.
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We are actively pursuing the launch of an MSR funding vehicle with third-party investors to accelerate the growth of our servicing volume. Our financing structure actions are targeted at optimizing access to capital and debt financing, improving our cost of funds, enhancing financial flexibility, bolstering liquidity and reducing funding risk while maintaining leverage within our risk tolerances. Historical losses have significantly eroded our stockholders’ equity and weakened our financial condition. To the extent we are not successful in achieving our objective of returning to profitability, funding continuing losses will limit our opportunities to grow our business through capital investment.

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at September 30, 2020:

		Collateral for Secured Borrowings
Assets	Total	Advance Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse/MSR Facilities	Sales and Other Commitments	Other
Cash	$321.5	$—	$—	$—	$—	$321.5
Restricted cash	61.5	10.5	—	4.4	46.6	—
MSRs (1)	1,069.0	—	577.9	490.6	—	—
Advances, net	832.6	660.8	—	61.1	—	110.7
Loans held for sale	390.6	—	—	335.7	—	54.9
Loans held for investment	6,860.9	—	6,726.1	95.6	—	39.2
Receivables, net	201.6	—	—	52.4	—	149.2
Premises and equipment, net	23.6	—	—	—	—	23.6
Other assets	662.5	—	—	7.1	598.0	57.4
Total Assets	$10,423.9	$671.3	$7,304.0	$1,046.9	$644.6	$756.6

Liabilities
HMBS - related borrowings	$6,606.5	$—	$6,606.5	—	$—	$—
Other financing liabilities	588.3	—	588.3	—	—	—
Advance match funded liabilities	580.1	580.1	—	—	—	—
Other secured borrowings, net	915.3	—	—	607.0	—	308.3
Senior notes, net	311.7	—	—	—	—	311.7
Other liabilities	997.5	—	—	—	598.0	399.5
Total Liabilities	$9,999.4	$580.1	$7,194.9	$607.0	$598.0	$1,019.5

Total Equity	$424.5
(1)Certain MSR cohorts with a net negative fair value of $0.5 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $17.4 million of negative fair value related to RMBS and $17.9 million of positive fair value related to private EBO and PLS MSRs.
See Note 12 – Borrowings for information on assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. Because of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 12 – Borrowings for additional information regarding our covenants.
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
On July 23, 2020, S&P removed the CreditWatch with negative implications that was placed on our ratings on April 3, 2020 as a result of uncertainty around the financial impacts resulting from COVID-19. S&P revised the rating to a Negative Outlook based on our reported preliminary results for the second quarter that showed sufficient liquidity to manage servicing advance requirements from COVID-19-related forbearances, including nearly $314 million of cash and over $750 million of credit availability on our servicing advance, MSR, and mortgage warehouse lines. On August 21, 2020, Moody’s reaffirmed their ratings. In addition, Ocwen has been able to maintain cushion on its tangible net worth debt covenants. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows through April 2020. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 includes $35.1 million and $76.1 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the nine months ended September 30, 2020
Our operating activities provided $248.0 million of cash including $349.9 million net collections of servicing fee and ancillary income and $210.7 million of net collections of servicing advances, mostly P&I advances, partially offset by net cash paid on loans held for sale of $119.9 million for the nine months ended September 30, 2020.
Our investing activities used $328.1 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $248.2 million. Cash outflows also include $83.0 million to purchase MSRs.
Our financing activities used $29.3 million of cash. Cash outflows include repayments of $136.1 million on the SSTL, $99.0 million of net repayments on advance match funded liabilities and $84.2 million of net payments on the financing liabilities related to MSRs pledged. In addition, we also paid $7.4 million of debt issuance costs related to our SSTL facility amendment and repurchased shares of our common stock for $4.6 million. Cash inflows include $886.0 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $613.0 million, and a $28.2 million net increase in borrowings under our mortgage warehouse and MSR financing facilities.

Cash flows for the nine months ended September 30, 2019
Our operating activities provided $184.1 million of cash largely due to $189.9 million of net collections of servicing advances, offset in part by net cash paid on loans held for sale during the nine months ended September 30, 2019 of $85.2 million.
Our investing activities used $397.3 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $292.1 million. Cash outflows also include $112.4 million to purchase MSRs.
Our financing activities provided $219.9 million of cash. Cash inflows include $665.8 million received in connection with our reverse mortgage securitizations less repayments on the related financing liability of $377.1 million. We increased borrowings under the SSTL through the issuance of an additional term loan of $120.0 million (before a discount of $0.9 million), less $19.1 million of quarterly repayments. In addition, we increased borrowings under our mortgage loan warehouse facilities by $87.5 million and borrowed $137.6 million under a new Agency MSR financing facility. Cash outflows include $90.8 million of net repayments on advance match funded liabilities as a result of advance recoveries, $157.2 million of net payments on the financing liabilities related to MSRs pledged and $131.8 million to redeem and repurchase Senior notes.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have certain contractual obligations which require us to make future cash payments. At September 30, 2020, such contractual obligations were primarily comprised of secured and unsecured borrowings, interest payments, leases and commitments to originate or purchase loans, including equity draws on reverse mortgages. There were no material changes to the table of specified contractual obligations contained in our Annual Report on Form 10-K during the nine months ended September 30, 2020, other than changes related to our secured borrowings.
During the nine months ended September 30, 2020, we executed an amendment to the SSTL agreement which reduced the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the contractual quarterly principal payment from $6.4 million to $5.0 million and modified the interest rate. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements and “Liquidity and Capital Resources - Outlook” for additional information.
In addition to the contractual obligations described above, our obligations to make future cash payments include our commitments related to off-balance-sheet and other arrangements, which are excluded from the table of specified contractual obligations contained in our Annual Report on Form 10-K, including but not limited to servicing advance obligations, margin calls associated with our asset-backed financing facilities and margin calls associated with our derivative instruments. See Note 21 — Commitments to the Unaudited Consolidated Financial Statements for additional information.
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
Mortgage Loan Repurchase and Indemnification Liabilities. We have exposure to representation, warranty and indemnification obligations in our capacity as a loan originator and servicer. We recognize the fair value of representation and warranty obligations in connection with originations upon sale of the loan or upon completion of an acquisition. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination and estimated loss severity based on current loss rates for similar loans. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. See Note 3 – Securitizations and Variable Interest Entities, Note 13 – Other Liabilities and Note 22 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.

Unfunded Lending Commitments. We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.6 billion at September 30, 2020. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. See Note 21 — Commitments to the Unaudited Consolidated Financial Statements for additional information.
HMBS Issuer Obligations. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is received from HUD, typically within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. See Note 21 — Commitments to the Unaudited Consolidated Financial Statements for additional information.
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

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	September 30, 2020	December 31, 2019
Loans held for sale	$390.6	$275.3
Loans held for investment - Reverse mortgages	6,849.9	6,269.6
Loans held for investment - Restricted for securitization investors	11.0	23.3
MSRs	1,069.0	1,486.4
Derivative assets	22.8	6.0
Mortgage-backed securities	2.2	2.1
Corporate bonds	0.2	0.4
Assets at fair value	$8,345.7	$8,063.1
As a percentage of total assets	80%	77%
Financing liabilities
HMBS-related borrowings	6,606.5	6,063.4
Financing liability - MSRs pledged	577.3	950.6
Financing liability - Owed to securitization investors	11.0	22.0
	7,194.8	7,036.0
Derivative liabilities	1.0	—
Liabilities at fair value	$7,195.8	$7,036.0
As a percentage of total liabilities	72%	70%
Assets at fair value using Level 3 inputs	$8,004.9	$7,847.9
As a percentage of assets at fair value	96%	97%
Liabilities at fair value using Level 3 inputs	$7,194.9	$7,036.0
As a percentage of liabilities at fair value	100%	100%
Assets at fair value using Level 3 inputs decreased during the nine months ended September 30, 2020 primarily due to the derecognition of the MSR related to the PMC servicing agreement terminated by NRZ and a decline in the fair value of MSRs, offset in part by reverse mortgage originations. Liabilities at fair value using Level 3 inputs remained mostly flat due to the increase of reverse mortgage securitizations, which we account for as secured financings, partially offset by the derecognition of the pledged MSR financing liability related to PMC servicing agreement terminated by NRZ, which we accounted for as secured financings. Our net economic exposure to Loans held for investment - Reverse mortgages and the related Financing liabilities (HMBS-related borrowings) is limited to the residual value we retain. Changes in inputs used to value the loans held for investment are largely offset by changes in the value of the related secured financing. In addition, we have no net fair value exposure to the MSR pledged to NRZ and the related pledged MSR financing liability, both reported at fair value.
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
We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions. The following table provides the range and weighted average of key assumptions used as of September 30, 2020:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	11.2% to 28.8%	11.0% to 23.1%	8.8% to 15.0%
Weighted average	18.6%	17.1%	11.5%
Delinquency
Range	1.4% to 5.7%	7.0% to 19.4%	27.7% to 30.2%
Weighted average	2.2%	9.5%	28.2%
Cost to service (in dollars)
Range	$66 to $69	$111 to $136	$229 to $273
Weighted average	$67	$116	$263
Discount rate	9.1%	10.3%	11.4%
Changes in these assumptions are generally expected to affect our results of operations as follows:
•Increases in prepayment speeds generally reduce the value of our MSRs as the underlying loans prepay faster which causes accelerated MSR portfolio runoff, higher compensating interest payments and lower overall servicing fees, partially offset by a lower overall cost of servicing, increased float earnings on higher float balances and lower interest expense on lower servicing advance balances.
•Increases in delinquencies generally reduce the value of our MSRs as the cost of servicing increases during the delinquency period, and the amounts of servicing advances and related interest expense also increase.
•Increases in the discount rate reduce the value of our MSRs due to the lower overall net present value of the net cash flows.
•Increases in interest rate assumptions will increase interest expense for financing servicing advances although this effect is partially offset because rate increases will also increase the amount of float earnings that we recognize.
Allowance for Losses on Servicing Advances and Receivables
Advances are generally fully reimbursed. However, servicing advances may include claimable (with investors) but non-recoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. We record an allowance for losses on servicing advances as a charge to earnings to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporated a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At September 30, 2020, the allowance for losses on servicing advances was $6.1 million, which represents 0.7% of advances.
We record an allowance for losses on receivables in our Servicing business, including related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of expected lifetime credit losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, historical loss experience, and reasonable and supportable forecasts. At September 30, 2020, the allowance for losses on receivables related to government-insured claims was $40.8 million, which represents 27% of the total balance of government-insured claims receivables.
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

As previously disclosed in prior filings, Ocwen and PHH have both experienced historical ownership changes that have caused the use of certain tax attributes to be limited and have resulted in the write-off of certain of these attributes based on our inability to use them in the carryforward periods defined under the tax laws. Ocwen continues to monitor the ownership in its stock to evaluate whether any additional ownership changes have occurred that would further limit its ability to utilize certain tax attributes. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. As of September 30, 2020, we have recorded a liability for representation and warranty obligations, and similar indemnification obligations of $42.9 million. See Note 22 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
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
Going Concern
In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, we evaluate whether there are conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued. We perform a detailed review and analysis of relevant quantitative and qualitative information from across our organization in connection with this evaluation. To support this effort, senior management from key business units reviews and assesses the following information:
•our current financial condition, including liquidity sources at the date that the financial statements are issued (e.g., available liquid funds and available access to credit, including covenant compliance);
•our conditional and unconditional obligations due or anticipated within one year after the date that the financial statements are issued (regardless of whether those obligations are recognized in our financial statements);
•funds necessary to maintain operations considering our current financial condition, obligations and other expected cash flows within one year after the date that the financial statements are issued (i.e., financial forecasting); and
•other conditions and events, when considered in conjunction with the above items, that may adversely affect our ability to meet obligations within one year after the date that the financial statements are issued (e.g., negative financial trends, indications of possible financial difficulties, internal matters such as a need to significantly revise operations and external matters such as adverse regulatory or legal proceedings, adverse counterparty actions or rating agency decisions, and our client concentration).
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
If such conditions exist, management evaluates its plans that when implemented would mitigate the condition(s) and alleviate the substantial doubt about our ability to continue as a going concern. Such plans are considered only if information available as of the date that the financial statements are issued indicates both of the following are true:
•it is probable management’s plans will be implemented within the evaluation period; and
•it is probable management’s plans, when implemented individually or in the aggregate, will mitigate the condition(s) that raise substantial doubt about our ability to continue as a going concern in the evaluation period.
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
Based on our evaluation, we have determined that there are no conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2020 are issued.

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
We adopted new credit loss guidance (ASU 2016-13, as amended) on January 1, 2020 by applying the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The transition adjustment resulted in an adjustment to the opening balance of retained earnings of $47.0 million and we increased our loans held for investment by $47.0 million, representing the recognition of the fair value of certain non-cancellable draw commitments (tails) associated with our reverse mortgage loans. See Note 1 – Organization, Business Environment and Basis of Presentation to the Unaudited Consolidated Financial Statements for additional information.
Our adoption of the standards listed below on January 1, 2020 did not have a material impact on our unaudited consolidated financial statements:
•Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)
•Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
See Note 1 - Organization and Basis of Presentation to the Unaudited Consolidated Financial Statements for information related to recently issued accounting pronouncements and the expected impact on our consolidated financial statements.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in millions unless otherwise indicated)
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
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with NRZ (See Note 9 — Rights to MSRs),
•less the unsecuritized reverse mortgage loans and tails classified as held-for-investment,
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related liability, and
•less the net value of our held for sale loan portfolio and lock commitments (pipeline).
We determine and monitor daily the hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. During the third quarter of 2020, our hedging strategy provided for a partial coverage of our net MSR portfolio exposure of approximately 37%. The changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes due to the partial hedge coverage and other factors.
The following table illustrates the composition of our net MSR portfolio exposure at September 30, 2020 with the associated interest rate sensitivity for a hypothetical, instantaneous decrease in interest rate of 25 basis points assuming a parallel shift in interest rate yield curves (refer to the description below under Sensitivity Analysis). The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Fair value at September 30, 2020	Hypothetical change in fair value due to 25 bps rate decrease
Agency MSR - interest rate sensitive	$339.7	$(23.3)

Asset value of securitized HECM loans, net of HMBS-related borrowing	$108.6	3.4
Loans held for investment - Unsecuritized HECM loans and tails	134.8	0.1
Loans held for sale	367.0	6.8
Pipeline IRLCs	22.7	(0.5)
Natural hedges (sum of the above)		9.8
Hypothetical 30% offset by hedging instruments (1)		4.1
Total hedge position (2) (3)		$13.9

Hypothetical residual exposure to changes in interest rates		$(9.4)
(1)Hypothetical 30% offset is calculated in the above table as a percentage of the net MSR exposure, that is, the Agency MSR less natural hedges, i.e., pipeline and economic MSR of reverse mortgage loans.
(2)Total hedge position is defined as the sum of the fair value changes of hedging derivatives and the fair value changes of natural hedges due to interest rate risks, i.e., pipeline and economic MSR of reverse mortgage loans.
(3)We define our hedge coverage ratio as the total hedge position (derivatives and natural hedges) as a percentage of the Agency MSR exposure, or 59% in the above table.
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

	September 30, 2020		December 31, 2019
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$288.1	$288.1	$433.2	$433.2
Loans held for sale, at fair value	367.0	367.0	208.8	208.8
Loans held for sale, at lower of cost or fair value (2)	23.7	23.7	66.5	66.5
Loans held for investment, at fair value	6,849.9	6,849.9	6,269.6	6,269.6
Debt service accounts and time deposits	15.3	15.3	23.7	23.7
Total rate-sensitive assets	$7,544.0	$7,544.0	$7,001.8	$7,001.8

Rate-Sensitive Liabilities:
Advance match funded liabilities	$580.1	$580.6	$679.1	$679.5
HMBS-related borrowings, at fair value	6,606.5	6,606.5	6,063.4	6,063.4
SSTL and other secured borrowings (3) (4)	922.4	889.7	1,030.3	1,010.8
Senior notes (4)	313.1	285.8	313.1	270.0
Total rate-sensitive liabilities	$8,422.1	$8,362.6	$8,085.9	$8,023.7

	September 30, 2020		December 31, 2019
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
Interest rate caps	$—	$—	$27.1	$—
IRLCs	888.2	22.7	232.6	4.9
Forward trades	80.0	(0.1)	60.0	—
Interest rate swap futures	355.0	(0.2)	—	—
TBA / Forward MBS trades	590.0	(0.6)	1,200.0	1.1
Derivatives, net		$21.8		$6.0
(1)See Note 4 – Fair Value to the Unaudited Consolidated Financial Statements for additional fair value information on financial instruments.
(2)Net of valuation allowances and including non-performing loans.
(3)Excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings, which have no contractual maturity and are amortized over the life of the related assets.
(4)Balances are exclusive of any related discount or unamortized debt issuance costs.
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2020, given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2020 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.4	$(3.2)
Loans held for investment - Unsecuritized HECM loans and tails	0.1	—
Loans held for sale	6.8	(9.1)
TBA / Forward MBS trades / Interest rate swap futures	(3.7)	5.1
Total	6.6	(7.2)

MSRs (1)	(22.8)	25.4
MSRs, embedded in pipeline	(0.5)	0.3
Total MSRs (2)	(23.3)	25.7

Total, net	$(16.7)	$18.5

(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in Pledged MSR liability expense.
(2)Forward mortgage loans only.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on September 30, 2020 balances, if interest rates were to increase by 1% on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $16.8 million resulting from an increase of $26.0 million in annual interest income and an increase of $9.2 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2020.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2020 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 20 – Regulatory Requirements and Note 22 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.
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
Information regarding repurchases of our common stock during the first quarter of 2020 is as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1) (2)	Total number of shares purchased as part of a publicly announced repurchase program (1)	Approximate dollar value of shares that may yet be purchased under the repurchase program
January 1 - January 31	—	$—	—	$5.0	million
February 1 - February 29	—	$—	—	$5.0	million
March 1 - March 31	377,484	$11.8995	377,484	$0.5	million
Total	377,484	$11.8995	377,484
(1)Adjusted retroactively to give effect to the 1-for-15 reverse stock split which became effective on August 13, 2020.
(2)Price paid per share does not reflect payment of commissions totaling $0.1 million.
We did not repurchase any shares of our common stock under this program during the second or third quarter of 2020.

ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (filed herewith)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (1)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1*	Amendment to April 17, 2018 Offer Letter between Ocwen Financial Corporation and Glen Messina, effective September 15, 2020 (filed herewith)
10.2*	Form of Cash Award granted September 10, 2020 (filed herewith)
10.3*	Form of Restricted Stock Unit Award granted September 10, 2020 (filed herewith)
10.4†
Amendment No. 2, dated as of October 5, 2020, to New RMSR Agreement dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (filed herewith)

10.5†	Amendment No. 2, dated as of October 5, 2020, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (filed herewith)
10.6†	Amendment No. 1, dated as of October 5, 2020, Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC (filed herewith)
10.7††	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (2)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or agreement.
† Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.
†† Certain information in this exhibit has been omitted pursuant to Item 601(b)(10) of Regulation S-K and the exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the SEC upon request.
(1)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(2)Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 filed on May 7, 2019. Filed herewith to correct formatting error resulting in omission of footnotes in prior exhibit.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ June C. Campbell

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 3, 2020