Form 10-K
period 2020-12-31
OCWEN FINANCIAL CORP
filed 2021-02-19
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large Accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2020: $84,455,889
Number of shares of common stock outstanding as of February 16, 2021: 8,687,750 shares
DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which is currently scheduled to be held on May 25, 2021, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2020 FORM 10-K ANNUAL REPORT

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan” “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed in Part I, Item 1A., Risk Factors and the following:
•uncertainty relating to the continuing impacts of the Coronavirus Disease 2019 (COVID-19) pandemic, including with respect to the response of the U.S. government, state governments, the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the GSEs), the Government National Mortgage Association (Ginnie Mae) and regulators;
•the potential for ongoing COVID-19 related disruption in the financial markets and in commercial activity generally, increased unemployment, and other financial difficulties facing our borrowers;
•the proportion of borrowers who enter into forbearance plans, the financial ability of borrowers to resume repayment and their timing for doing so;
•our ability to consummate the private placement of senior secured notes with Oaktree Capital Management L.P. and its affiliates (Oaktree);
•our ability to consummate on favorable terms or at all the additional debt financing that is a condition to issuance and sale of the senior secured notes to Oaktree;
•our ability to satisfy the other conditions precedent to the issuance and sale of the senior secured notes to Oaktree;
•our ability to refinance or redeem our corporate debt, including the Senior Secured Term Loan, the 6.375% senior unsecured notes due 2021, and the 8.375% senior secured second lien notes due 2022;
•our ability to obtain regulatory approvals and satisfy the closing conditions under the Transaction Agreement relating to our mortgage servicing right (MSR) joint venture with Oaktree and the timing for doing so;
•our ability to deploy the proceeds of the senior secured notes, if issued to Oaktree, in suitable investments at appropriate returns;
•the extent to which the MSR joint venture (if and when closed), other recent transactions and our enterprise sales initiatives will generate additional subservicing volume;
•the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover servicing advances, forward and reverse whole loans, and Home Equity Conversion Mortgage (HECM) and forward loan buyouts and put-backs, as well as repay, renew and extend borrowings, borrow additional amounts as and when required, meet our MSR or other asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;
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
OVERVIEW
We are a financial services company that services and originates mortgage loans, through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. This long-standing core competency will continue to be a guiding principle as we seek to grow our business and improve our financial performance.
We are headquartered in West Palm Beach, Florida with offices and operations in the U.S., in the United States Virgin Islands, in India and the Philippines. At December 31, 2020, approximately 70% of our workforce is located outside the U.S. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With our predecessors, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013. We currently provide solutions through our primary operating, wholly-owned subsidiary, PHH Mortgage Corporation (PMC).
As of December 31, 2020, our public shareholders collectively held 8,536,869 shares or 98.3% of our common stock.
BUSINESS MODEL AND SEGMENTS
Ocwen’s business model is designed to create value and maximize returns for our shareholders, and effectively allocate our resources. Following the acquisition and integration of PHH Corporation (PHH) in late 2018 and 2019, we have transformed into a better balanced and more diversified business. We seek to create value for shareholders through growth, operational efficiency and high quality operational execution. Our core competencies revolve around our Servicing business and we aggressively pursue growth of our servicing portfolio through origination and purchase of servicing volume from multiple sources.
Our servicing portfolio is comprised of three components with different economics - our owned MSRs, our subservicing portfolio, and the NRZ servicing portfolio. We invest our capital to fund purchases and originations of our owned MSRs and servicing advances, for which we establish a targeted return on investment. Our net return includes servicing revenue net of servicing costs, less MSR portfolio runoff, and less our MSR and advance funding cost. Our subservicing portfolio generates a relatively more stable source of revenue. While subservicing fees are relatively lower, we do not incur any significant capital utilization or funding of advances. Our NRZ servicing portfolio is effectively a subservicing relationship - See New Residential Investment Corp. Relationship. We target a balanced mix of our portfolio between servicing and subservicing based on capital allocation and returns. Our servicing operations and customer interactions do not differentiate whether loans are serviced or subserviced. Our leadership and experience in dealing with distressed economic conditions and non-performing loans allowed us to quickly adapt to the COVID-19 pandemic and provide payment relief and assistance to borrowers enduring financial hardship, in a relatively seamless manner to subservicing clients and investors.
Our growth strategy is built on our relationships with borrowers, lenders and other market participants. We develop these relationships to grow our existing owned MSR portfolio, or develop new subservicing arrangements. We purchase MSRs through bulk portfolio purchases, through flow purchase agreements with our network of mortgage companies and financial institutions, and through participation in the Agency Cash Window (or Co-Issue) programs. In order to diversify our sources of servicing and reduce our reliance on others, we have been developing our origination of MSRs through different channels, including our portfolio recapture channel, retail, wholesale and correspondent lending.

The chart below summarizes our current business model:
We report our activities in three segments, Servicing, Originations (previously Lending) and Corporate Items and Other that reflect other business activities that are currently individually insignificant. Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. The financial information of our segments is presented in our financial statements in Note 23 — Business Segment Reporting and discussed in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Servicing
Our Servicing business is primarily comprised of our residential forward mortgage servicing business that currently accounts for the majority of our total revenues, our reverse mortgage servicing business, and our small commercial mortgage servicing business. Our servicing clients include some of the largest financial institutions in the U.S., including the GSEs, Ginnie Mae, NRZ and non-Agency residential mortgage-backed securities (RMBS) trusts. As of December 31, 2020, our residential servicing portfolio consisted of 1,107,582 loans with an unpaid principal balance (UPB) of $188.8 billion.
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
We own MSRs outright, where we typically receive all the servicing economics, and we subservice on behalf of other institutions that own the MSRs, in which case we typically earn a smaller fee for performing the subservicing activities. Special servicing is a form of subservicing where we generally manage only delinquent loans on behalf of a loan owner. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis based on delinquency status.
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

Our servicing portfolio naturally decreases over time as homeowners make regularly scheduled mortgage payments, prepay loans prior to maturity, refinance with a mortgage loan not serviced by us or involuntarily liquidate through foreclosure or other liquidation process. In addition, existing clients may determine to terminate their servicing and subservicing arrangements with us and transfer the servicing to others. Therefore, our ability to maintain or grow our servicing revenue or the size of our servicing portfolio depends on our ability to acquire the right to service or subservice additional mortgage loans at a rate that exceeds portfolio runoff and any client terminations. Our Originations segment is focused on profitably replenishing and growing our servicing and subservicing portfolios.
Originations
The primary source of revenue of our Originations segment (previously Lending) is our gain on sale of loans. We originate and purchase residential mortgage loans that we sell to Agencies or securitize on a servicing retained basis, thereby generating a mortgage servicing rights. Our mortgage loans are conventional (conforming to the underwriting standards of the GSEs, collectively Agency loans) and government-insured loans (insured by the FHA or VA). We generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We originate forward mortgage loans directly with customers (recapture channel) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the GSE Cash Window programs and bulk MSR purchases.
In 2020, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $7.0 billion and $941.6 million, respectively. Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest. As part of our internal management reporting we renamed the Lending segment as Originations effective in the first quarter 2020, without any other changes to our operating and reporting segments. In addition, effective with the fourth quarter of 2020, we report the results of Reverse Servicing within the Servicing segment (previously within Originations), to align with the change in the management of the business and change in the internal management reporting. Historical segment information has been recast to conform to the current segment structure.
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
Correspondent Lending. Our correspondent lending operation purchases mortgage loans that have been originated by a network of approved third-party lenders. All the lenders participating in our correspondent lending program are approved by senior management members of our lending and risk management teams. We also employ an ongoing monitoring and renewal process for participating lenders that includes an evaluation of the performance of the loans they have sold to us. We perform a variety of pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans.
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
MSR Purchases. We purchase MSRs through flow purchase agreements, the GSE Cash Window programs and bulk MSR purchases. The GSE Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSR through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or GSE Cash Window programs.

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
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of this constantly changing environment. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
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
The CFPB and state regulators have also focused on the use and adequacy of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as likely discontinuation of the London Interbank Offered Rate (LIBOR), communications from debt collectors, and the ability of borrowers to repay mortgage loans. In 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems to ensure compliance with the CFPB’s mortgage servicing requirements. In October 2020 and December 2020, respectively, the CFPB issued final rules revising Regulation F, which implements the Fair Debt Collection Practices Act and which will take effect on November 30, 2021. In December 2020, the CFPB issued two final rules which will become effective on March 1, 2021, one of which amended the definition of a general qualified mortgage loan under Regulation Z and the other of which created a new category of “seasoned” qualified mortgages. The New York Department of Financial Services (NY DFS) also issued Cybersecurity Requirements for Financial Services Companies, which took effect in 2017, and which required banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. Likewise, the NY DFS has directed New York-regulated depository and non-depository institutions, insurers and pension funds to submit their plans for managing the risks relating to the likely discontinuation of LIBOR. Similarly, the California Consumer Privacy Act, which was enacted in 2018 and became effective on January 1, 2020, created new consumer rights relating to the access to, deletion of, and sharing of personal information. In November 2020, California voters approved Proposition 24, thereby enacting the California Privacy Rights Act, which creates additional privacy protections above and beyond the California Consumer Privacy Act, most of which will take effect on January 1, 2023. Further, in 2020 we became subject to additional regulations and requirements as the GSEs, Ginnie Mae, the United States Treasury Department and state regulators responded to the COVID-19 pandemic. In March 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. In addition, multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 were implemented by states, agencies and regulators.
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state regulators as part of their general regulatory oversight of our servicing and lending businesses. We also engage with state attorneys general and the CFPB and, on occasion, we engage with other federal agencies, including the Department of Justice and various inspectors general on various matters, including responding to information requests and other inquiries. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs and their conservator, FHFA, HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
In recent years, we have been subject to significant state and federal regulatory actions against us, including the following:
•We are currently in litigation with the CFPB after the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and Ocwen Loan Servicing, LLC (OLS) alleging violations of federal consumer financial laws relating to our servicing business.
•In October 2020, we announced that we had reached an agreement to resolve a lawsuit filed in April 2017 by the Florida Attorney General and the State of Florida Office of Financial Regulation regarding certain legacy servicing activities. Pursuant to that agreement, Ocwen was required to pay the State of Florida $5.16 million within 60 days of the Court entering the final consent judgment between the parties. Ocwen then has an additional two years to provide debt forgiveness totaling at least $1.0 million to certain Florida borrowers. If Ocwen is unable to do so by the completion of the two-year period, it will owe the State of Florida an additional $1.0 million. We anticipate that we will be able to satisfy the debt forgiveness obligation and therefore do not presently anticipate that the additional $1.0 million payment will be required. In addition, Ocwen agreed to certain late fee waivers, a targeted loan modification program for certain eligible Florida borrowers, and certain non-monetary reporting and handling obligations. Ocwen did not admit any fault or liability as part of the settlement. Ocwen satisfied the monetary portions of the settlement in December 2020. Although we believe we had strong defenses to all of Florida’s claims, this was an opportunity to resolve one of Ocwen’s remaining significant legacy matters, and to do so without incurring further expense in preparing for trial.
•In addition, we have previously settled state regulatory actions against us by 29 states and the District of Columbia after these states and the District of Columbia alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities, we have entered into regulatory settlements with the NY DFS and the California Department of Business Oversight (CA DBO) relating to our servicing practices and other aspects of our business, and we have entered into a settlement agreement with the MMC and consent orders with certain state attorneys general to resolve and close out findings of an MMC examination of PMC’s legacy mortgage servicing practices.
We have incurred, and will continue to incur significant costs to comply with the terms of the settlements into which we have entered. In addition, the restrictions imposed under these settlements have significantly impacted how we run our business and will continue to do so.
We continue to be subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions, which could result in adverse regulatory action against us. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
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
COMPETITION
The financial services markets in which we operate are highly competitive and fragmented. We compete with large and small financial services companies, including bank and non-bank entities, in the servicing, lending and MSR transaction markets. Our competitors include large banks, such as Wells Fargo, JPMorgan Chase, Bank of America and Citibank, large non-bank servicers such as Mr. Cooper and PennyMac Loan Services, market disruptors such as Quicken Loans and Loan Depot who are aggressively investing in the digital transformation of their business platforms, and real estate investment trusts, including New Residential Investment Corp.

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
In the lending industry, we face intense competition in most areas, including rates, margin, fees, customer service and name recognition. Some of our competitors, including the larger banks, have substantially lower costs of capital and strong retail presence, which makes it challenging to compete. In addition, with the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. We believe our competitive strengths flow from our existing customer relationships and from our focus on providing strong customer service.
The reverse lending market faces many of the same competitive pressures as the forward market. In addition, the reverse market is significantly smaller than the forward market with a higher market share concentration among the top five Ginnie Mae HMBS issuers. These higher concentration levels can, at times, lead to significant price competition. We believe our competitive advantage flows from the long tenure of Liberty Home Equity Solutions, Inc. (Liberty) in the industry (Liberty began operations in 2004 and we currently operate under the brand name Liberty Reverse Mortgage), which provides us with significant experience and contributes to our name recognition, our strategic partnerships and our use of technology to produce higher levels of productivity to drive down per-loan costs.
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
NEW RESIDENTIAL INVESTMENT CORP. RELATIONSHIP
Ocwen has a legacy relationship with NRZ and we acquired PMC’s legacy relationship with NRZ when we acquired PHH in October 2018. As a result, we service loans on behalf of NRZ under various agreements, including traditional subservicing agreements, where NRZ is the legal owner of the MSRs, and in connection with Rights to MSRs, where Ocwen retains legal title to the underlying MSRs but NRZ has generally assumed risks and rewards consistent with an MSR owner. See Note 10 — Rights to MSRs.
NRZ is our largest servicing client, accounting for $67.1 billion of UPB or 36% of the UPB of our total servicing portfolio as of December 31, 2020, approximately 62% of all delinquent loans that Ocwen serviced, and approximately 30% of our total servicing and subservicing fees in 2020, net of servicing fees remitted to NRZ (excluding ancillary income). Through April 2020, we have benefited from the amortization of $334.2 million deferred upfront lump-sum cash payments that we received from NRZ in 2017 and 2018 when we renegotiated certain aspects of the legacy Ocwen agreements. We recognized other income of $34.2 million and $95.1 million due to the amortization of these lump sum payments in 2020 and 2019, respectively.
On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement. This termination was for convenience and not for cause, and provided for loan deboarding fees to be paid by NRZ. We continued to service these loans until deboarding on October 1, 2020. A total of 270,218 loans were deboarded representing $34.3 billion of UPB.
The legacy Ocwen agreements have an initial term ending in July 2022. The underlying loans are almost exclusively non-Agency loans, involving a higher level of operational and regulatory risk, and requiring substantial direct and oversight staffing relative to Agency loans. NRZ may terminate the agreements for convenience, subject to Ocwen’s right to receive a termination fee and 180 days’ notice at any time during the initial term. The termination fee is calculated as specified in the Ocwen agreements, and is a discounted percentage of the expected revenues that would be owed to Ocwen over the remaining contract term based on certain portfolio run off assumptions. After the initial term, these agreements can be renewed for three-month terms at NRZ’s option. In addition to a base servicing fee, we receive ancillary income, which primarily includes late fees, loan modification fees and Speedpay® fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. NRZ receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as certain REO-related income, including REO referral commissions. As legal MSR owner, or in compliance with the Rights to MSRs agreements, NRZ is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs.
In the ordinary course, we regularly share information with NRZ and discuss various aspects of our relationship. With respect to the Rights to MSRs, our existing agreements provide that the Rights to MSRs could (i) remain in the existing Rights to MSR structure, (ii) be acquired by Ocwen or (iii) be sold or transferred to a third party together with Ocwen’s title to the related MSRs. In addition, the Rights to MSRs could be transferred to NRZ under the Transfer Agreement and become subserviced by PMC. It is possible that NRZ could exercise its rights to early terminate for convenience some or all of the legacy Ocwen servicing agreements. In addition, the agreements may not be renewed in July 2022. In our business planning efforts, we have assessed the potential impact of such actions by NRZ in light of the current and predicted future economics of the NRZ relationship generally. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these early termination rights, we would need to rapidly scale our servicing business.
ALTISOURCE VENDOR RELATIONSHIP
Ocwen is a party to a number of long-term agreements with Altisource S.à r.l., and certain of other subsidiaries of Altisource Portfolio Solutions, S.A. (Altisource), including a Services Agreement, under which Altisource provides various services, such as property valuation services, property preservation and inspection services and title services, among other things. This agreement expires August 31, 2025 and includes renewal provisions. Ocwen and Altisource have also entered into a Master Services Agreement pursuant to which Altisource currently provides title services to Ocwen for reverse mortgage loans. Ocwen also has a General Referral Fee Agreement with Altisource pursuant to which Ocwen receives referral fees which are paid out of the commission that would otherwise be paid to Altisource as the selling broker in connection with real estate sales services provided by Altisource. However, for MSRs that transferred to NRZ, as well as those subject to our Rights to MSRs agreements with NRZ, we are not entitled to REO referral commissions.
In February 2019, Ocwen and Altisource signed a Binding Term Sheet, which among other things, confirmed Altisource’s cooperation with the deboarding of loans from Altisource’s REALServicing servicing system to Black Knight MSP. The

Binding Term Sheet also amended certain provisions in the Services Agreement. After certain conditions have been met and where Ocwen has the right to select the services provider, Ocwen agreed to use Altisource to provide the types of services that Altisource currently provides under the Services Agreement for at least 90% of services for all portfolios for which Ocwen is the servicer or subservicer, except that Altisource will be the provider for all such services for the portfolios: (i) acquired by Ocwen pursuant to loan servicing under agreements from Homeward (acquired in 2012) or assigned and assumed by Ocwen from Residential Capital, LLC, et al (assets acquired in 2013); and (ii) acquired from Ocwen, excluding certain portfolios in which PHH has an interest, by NRZ or its affiliates prior to the date of the Binding Term Sheet. The Binding Term Sheet also sets forth a framework for negotiating additional service level changes under the Services Agreement in the future. As specified in the Binding Term Sheet, if Altisource fails certain performance standards for specified periods of time, then Ocwen may terminate Altisource as a provider for the applicable service(s), subject to Altisource’s right to cure. For certain claims arising from service referrals received by Altisource after the effective date of the Binding Term Sheet, the provisions include reciprocal indemnification obligations in the event of negligence by either party, and Altisource’s indemnification of Ocwen in the event of breach by Altisource of its obligations under the Services Agreement. The limitations of liability provisions include an exception for losses either party suffers as a result of third-party claims.
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
OAKTREE RELATIONSHIP
We have recently established a strategic alliance with Oaktree Capital Management L.P. and certain of its affiliates and managed investment vehicles (collectively Oaktree) that we expect will support refinancing our corporate debt and help advance our growth initiatives. The Oaktree relationship includes the launch of an MSR investment vehicle to scale up our servicing business in a capital efficient manner and investments in our debt and equity to support a comprehensive refinancing at the corporate level and our growth.
On December 21, 2020, we entered into a transaction agreement with Oaktree to form a joint venture for the purpose of investing in GSE MSRs that PMC will subservice. Oaktree and Ocwen will hold 85% and 15% of the venture, respectively, and have agreed to invest equity up to $250 million over three years. The closing of the transaction is expected to occur in the first half of 2021. Upon closing, Ocwen also agreed to issue to Oaktree up to 4.9% of Ocwen’s then outstanding common stock at a price of $23.15 per share, and to issue to Oaktree warrants to purchase additional common stock equal to 3% of Ocwen’s then outstanding common stock at a purchase price of $24.31 per share, subject to anti-dilution adjustments.
On February 9, 2021, we executed an agreement with Oaktree to issue to Oaktree in a private placement $285 million of Ocwen senior secured notes in two separate tranches. The initial tranche of $199.5 million senior secured notes is subject to certain conditions, including, but not limited to, the contemporaneous consummation by Ocwen or one of its subsidiaries of an additional debt financing not to exceed $450 million. The additional $85.5 million tranche is also subject to certain conditions, including, but not limited to, the closing of the MSR joint venture with Oaktree. Upon issuance of the initial tranche of senior secured notes, Ocwen agreed to issue to Oaktree warrants to purchase common stock equal to 12.0% of Ocwen’s then outstanding common stock at an exercise price of $26.82 per share, subject to anti-dilution adjustments.
The net proceeds before expenses from the issuance to Oaktree of the initial tranche of senior secured notes and the warrants will be $175.0 million (after $24.5 million of original issue discount) and are expected to be used, together with the proceeds from the additional debt financing, to repay in full an aggregate of $498 million of existing indebtedness, including Ocwen’s $185.0 million Senior Secured Term Loan, $21.5 million 6.375% senior unsecured notes due 2021 and $291.5 million 8.375% senior secured second lien notes due 2022. The net proceeds before expenses from the issuance to Oaktree of the additional tranche of senior secured notes and the warrants will be approximately $75.0 million (after $10.5 million of original issue discount) and are expected to be used to fund our investment in the MSR joint venture and for general corporate purposes, including to accelerate the growth of our Originations and Servicing businesses.
There can be no assurance that the conditions to the issuance to Oaktree of the senior secured notes will be met, or that any additional debt financing will be consummated. See the Liquidity and Capital Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 25 – Commitments, and Note 28 — Subsequent Events to the Consolidated Financial Statements for additional information.
USVI OPERATIONS
The majority of our USVI operations and assets were transferred to the U.S. during 2019 as a result of our legal entity simplification. Our current USVI operations support our three segments, including a Servicing call center for customer call and home retention.

In 2012, Ocwen formed OMS under the laws of the USVI in a federally recognized economic development zone where qualified entities are eligible for certain tax benefits granted by the USVI Economic Development Commission (“EDC Benefits”). We were approved as a Category IIA service business, and are therefore entitled to receive significant benefits that may have a favorable impact on our effective tax rate. We conducted a substantial portion of our servicing business through OLS, a wholly-owned subsidiary of OMS. Although we are eligible for a reduced tax rate in the USVI, the reduced tax rate has not provided Ocwen with a foreign tax benefit in recent tax years as we have been incurring taxable losses in the USVI.
During 2019, OLS merged into PMC. As a result of this reorganization, the majority of our USVI operations and assets were transferred to the U.S. We plan to continue to maintain some operations in the USVI. However, it is possible that we may not be able to retain our qualifications for the EDC Benefits, or that our past and future EDC Benefits could be adversely impacted by our reorganization, or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the value of the EDC Benefits, all of which could result in an increase to our tax expense, including a loss of anticipated income tax refunds, and, therefore, adversely affect our financial condition and results of operations.
HUMAN CAPITAL RESOURCES
We believe the success of our organization is highly dependent on the quality and engagement of our human capital resources. Our workforce is dedicated to creating positive outcomes for homeowners, communities and investors through caring service and innovative solutions. We strive to develop a working environment and culture that fosters our company values:
•Integrity: Do What’s Right – Always
•Service Excellence: Delight Our Customers with Exceptional Service
•People: Develop, Grow and Value All Employees
•Teamwork: Succeed Together as a Global Team
•Embracing Change: Value Innovation and New Thinking
We had a total of approximately 5,000 employees at December 31, 2020. At December 31, 2020, approximately 1,500 of our employees were employed in the U.S. and USVI, and approximately 3,500 of our employees were employed in our operations in India and the Philippines. Of our foreign-based employees, more than 70% were engaged in our Servicing operations as of December 31, 2020. Ocwen currently operates through a secure remote workforce model for approximately 98% of its global workforce due to the COVID-19 pandemic.
Our Board of Directors and executive leadership team places significant focus on our human capital resources, ensuring our culture enables employees to consistently demonstrate our company values. Important attributes of our human capital strategy include:
Diversity and Inclusion (D&I). We are committed to be a globally diverse and inclusive workplace where every voice is heard. Diversity, inclusiveness and respect are integral parts of our culture and work environment. D&I training for all employees and unconscious bias training for leaders are mandatory parts of our learning programs to increase awareness, and employees at all levels are annually evaluated on sustaining an inclusive work environment. The pillars of our diversity program are:
•Leadership: Embrace and foster a culture of inclusion throughout the Company and be held accountable for achieving diversity and inclusion goals and objectives.
•Workforce: Attract, develop, retain and advance the best and brightest from all walks of life and backgrounds at all levels of the Company.
•Vendor Diversity: Achieve a range of suppliers, vendors and service providers who align with our diversity and inclusion strategies.
•Community Engagement; Ensure that Ocwen has a significant presence in and supports a core group of diverse, community-based organizations and philanthropies.

As of December 31, 2020, 44% of our employees globally are women, and 36% of our U.S. leadership roles (Director and above) are filled by women. 59% of our U.S. employees are women and 45% are people of color. Our affinity groups like the Ocwen Global Women’s Network (OGWN) and mentoring programs, when coupled with a culture of appreciation, help provide a comprehensive ecosystem for diversity to flourish.
Talent Development. We continue to foster an environment in which every team member has the opportunity to grow and achieve his or her professional goals, with support and encouragement. We regularly measure employee engagement – our employees’ pride, energy and optimism that fuels their effort – and implement action plans that respond to employee feedback. Our most recent employee survey indicated 81% favorable engagement levels. Our training platform focuses not only on the technical domain skills essential to role success, but includes competency-based programs to develop leadership capabilities and skills needed for the future. In 2020, our voluntary turnover was 15.4%. Succession planning occurs annually and is reviewed by the CEO and the Compensation and Human Capital Committee. Strategic talent reviews to identify, develop and promote top talent are part of our performance management processes.
Rewards. Our total rewards (compensation and benefits) programs are developed to attract, motivate and retain employees. They demonstrate the value the employee provides to the organization, are competitive to the marketplace, and connect directly to key business strategies. Our compensation programs, including salaries and short- and long-term incentives, are centered on our pay-for-performance philosophy, aligning the interests of employees and stakeholders by rewarding both individual and overall company performance. Ocwen’s health and welfare benefit programs strive to keep employees productive and engaged at work by serving the total well-being of employees and their families. We are committed to and regularly evaluate our practices to ensure pay is fair and equitable, and competitive to the marketplace.
Environmental, Social and Governance (ESG) Practices
We are committed to conducting our business in a way that is mindful of our environmental impact, our impacts on homeowners, our employees and the communities in which we operate, and the highest standards of corporate governance.
Environmental Impact. In December 2020, we announced we remain committed to a primarily remote post-COVID-19 working model that will result in less than one-third of employees commuting to work on a daily basis, significantly reducing the use of natural resources in our facilities and reducing carbon emissions by eliminating a daily commute for thousands of our employees. We recycle office supplies at all U.S. facilities, are converting to LED lighting, and are in the process of transforming to digital mailrooms to reduce paper usage.
Social Responsibility. Ocwen participates in a variety of community outreach and homeowner assistance programs and events with local and national organizations around the country. We remain focused on areas still suffering the effects of the 2008 housing crisis as well those impacted by COVID-19. Since the onset of the pandemic, we implemented a virtual borrower outreach program in partnership with the NAACP and our Community Advisory Council to support borrowers impacted by COVID-19, with 40 borrower outreach events completed in 2020. In addition to giving back to our communities through corporate-level donations, our employee Corporate Social Responsibility group volunteers plan events focused on giving back to our local communities.
Corporate Governance. We ensure all employees, including members of management, are fully trained in and continuously comply with our robust governance policies, including our code of business conduct and ethics, insider trading prevention policy, anti-money laundering program, “Suspicious Activity Report” filing requirements, fraud risk management policy, whistleblower protections, and vendor audit procedures. With the exception of our Chief Executive Officer, our Board of Directors is fully independent of management, and all directors are re-elected annually. In addition to a committee structure that fully meets the governance requirements of the New York Stock Exchange (NYSE), our Board of Directors includes a Risk and Compliance Committee to oversee Ocwen’s risk management, compliance management, information security and privacy programs.
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
Summary of Risk Factors
As a non-bank mortgage company, we are exposed in the normal course of business to multiple risks shared by other participants in our industry. In addition, some of the risks we face are unique to Ocwen or such risks could have a different or greater impact on Ocwen than on other companies. These risks could adversely impact our business, regulatory or agency approval, financial condition, liquidity, results of operations, ability to grow and reputation, and are summarized below. This summary is intended to supplement, and should not be considered a substitute for, the complete Risk Factors that follow.
Legal and Regulatory Risks
•Failure to operate our business in compliance with complex legal or regulatory requirements or contractual obligations, including those in response to the COVID-19 pandemic
•Adverse litigation outcomes with the CFPB or other legal matters
•Adverse changes to GSE and Ginnie Mae business models, initiatives and other actions
Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth, and the Economy
•Inability to consummate the transactions we have entered into with Oaktree, including the private placement of senior secured notes and the MSR asset vehicle transaction
•Inability to consummate the additional debt funding that is a condition of the Oaktree debt investment on favorable terms or at all
•Inability to execute our strategic plan to return to profitability or pursue business or asset acquisitions
•Inability to access capital to meet the financing requirements of our business, or noncompliance with our debt agreements or covenants
•Inability to obtain sufficient servicer advance financing necessary to meet the financing requirements due to increased delinquencies or forbearance plans
•Inability to fund our tail commitments, securitize our Home Equity Conversion Mortgages (HECM or reverse mortgage loans) or fund our Home Equity Conversion Mortgage-Backed Securities (HMBS) repurchase obligations
•Failure to satisfy minimum net worth and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties
•Inability to appropriately manage liquidity, interest rate and foreign currency exchange risks, including ineffective hedging strategies
•Economic slowdown or downturn, a capital market disruption, or a deterioration of the housing market, including but not limited to, in the states where we have some concentration of our business
•Inability to acquire additional profitable client relationships
•Inability to meet future advance financing obligations if NRZ were to fail to comply with its servicing advance obligations under the subservicing agreement
Operational Risks and Other Risks Related to Our Business
•Disruption in our operations or technology systems due to the failure or disagreements of our service providers to fulfill their obligations under their agreements with us, including but not limited to Black Knight
•Failure to adequately update our technology systems and processes, and interruption or delay in our operations due to cybersecurity breaches or system failures

•Adverse changes in political or economic stability or government policies in India, the Philippines or the U.S. Virgin Islands (USVI)
•Disruption in our operations, including in India, the Philippines, the USVI and Florida, resulting from severe weather or natural disaster events
•Material increase in loan put-backs and related liabilities for breaches of representations and warranties regarding sold loans or MSRs
•Heightened reputational risk due to media and regulatory scrutiny of companies that originate and securitize reverse mortgages
•Incurrence of losses by our captive reinsurance entity from catastrophic events, particularly in areas where a significant portion of the insured properties are located
•Incurrence of litigation costs and related losses if the validity of a foreclosure action is challenged by a borrower or if a court overturns a foreclosure
•Failure to maintain minimum servicer ratings and impairment of our ability to sell or fund servicing advances, access financing, consummate future servicing transactions, and maintain our status as an approved servicer by the GSEs
•Volatility of our earnings due to MSR valuation changes, financial instrument valuation changes and other factors
•Loss of the confidence of investors and counterparties if we fail to reasonably estimate the fair value of our assets and liabilities or our internal controls over financial reporting are found to be inadequate
•Changes in the method of determining LIBOR, or its replacement with an alternative reference rate
Tax Risks
•Failure to retain or collect the tax benefits provided by the USVI, or certain past income becoming subject to increased United States federal income taxation
•Inability to utilize our net operating losses carryforwards and other deferred tax assets due to “ownership change” as defined in Section 382 of the Internal Revenue Code or other factors
General Risks - Risks Relating to Ownership of Our Common Stock
•Substantial volatility in our common stock price
•The vote by large shareholders of their shares to influence matters requiring shareholder approval in a way that management does not believe represents the best interests of all shareholders
•The issuance of additional securities authorized by the board of directors that causes dilution and depresses the price of our securities
•Future offerings of debt securities that are senior to our common stock in liquidation, or equity securities that are senior to our common stock in respect of liquidation and distributions
•Certain provisions in our organizational documents and regulatory restrictions may make takeovers more difficult, and significant investments in our common stock may be restricted
Legal and Regulatory Risks
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
Our actual or alleged failure to comply with the terms of our regulatory settlements or applicable federal, state and local consumer protection laws, regulations and licensing requirements could lead to any of the following:
•administrative fines and penalties and litigation;
•loss of our licenses and approvals to engage in our servicing and lending businesses;
•governmental investigations and enforcement actions;
•civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities;
•breaches of covenants and representations under our servicing, debt or other agreements;
•damage to our reputation;
•inability to raise capital or otherwise secure the necessary financing to operate the business and refinance maturing liabilities;
•changes to our operations that may otherwise not occur in the normal course, and that could cause us to incur significant costs; or
•inability to execute on our business strategy.
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
The CFPB and state regulators have also increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as likely discontinuation of LIBOR and communications from debt collectors and the ability of borrowers to repay mortgage loans. In 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. See Business - Regulation for a description of recent rules issued by the CFPB and NY DFS and recent legislation adopted in California.
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
Finally, the regulations and requirements to which we are subject have been changing rapidly as the GSEs, Ginnie Mae, the United States Treasury Department and state regulators have responded to the COVID-19 pandemic. On March 27, 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. Multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 are being issued by states, agencies and regulators. These requirements vary across jurisdiction, may conflict in some circumstances, and can be complex to interpret and implement, and could cause us to incur additional expense. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties, and restrictions on our business. In addition, we could face litigation and reputational damage. Any of these risks could have a material adverse impact on our business, financial condition, liquidity and results of operations. If the COVID-19 pandemic is prolonged or intensifies due to the emergence of additional viral strains or otherwise, it may lead to a further increase in regulations, which could exacerbate these risks and their adverse impacts.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, and handling of customer complaints. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. While we believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves, the outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing and State Attorneys General
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2020. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we were in compliance with the applicable net worth requirements. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition.
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
In addition, Ocwen entered into settlements with certain states, including on October 15, 2020, with the Florida Attorney General and the Florida Office of Financial Regulation, on different or additional terms, which include making additional communications with and for borrowers, certain restrictions, certain review, reporting and remediation obligations, and requirements to make certain monetary payments.
We have incurred and will continue to incur, significant costs complying with the terms of these settlements to the extent that legal or other actions are taken against us by regulators or others with respect to matters, they could result in additional costs or other adverse impacts and could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
In recent years, we have also entered into significant settlements with the NY DFS, the CA DBO, and the 2013 Ocwen National Mortgage Settlement. These settlements involved payments of significant monetary amounts, monitoring by third-party firms for which we were financially responsible and other restrictions on our business. For example, we recognized $177.5 million in third-party monitoring costs alone relating to these settlements between 2014 and 2017. While we are not currently subject to active monitorships under these settlements, we remain obligated to comply with the commitments made to our regulators and if we violate those commitments one or more of these entities could take regulatory action against us. Any future settlements or other regulatory actions against us could have a material adverse impact on our business, reputation, operating results, liquidity and financial condition will be adversely affected.
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
Historically, our regulatory settlements significantly impacted our ability to maintain or grow our servicing portfolio because we agreed to certain restrictions that effectively prohibited future bulk acquisitions of residential servicing. While certain of these restrictions have been eased in connection with our resolution of state regulatory matters and acquisition of PHH, we are still restricted in our ability to grow our portfolio under the terms of our agreements with the NY DFS. If we are unable to satisfy the conditions of the regulatory commitments we made to these and other regulators, or if a future regulatory settlement restricts our ability to acquire MSRs, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions and our business could be materially and adversely affected. Moreover, even when regulatory restrictions are lifted, the reputational damage done by these actions may inhibit our ability to acquire new business.
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
Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth and the Economy
We may be unable to consummate our previously announced transactions with Oaktree.
On February 10, 2021, we announced that we entered an agreement with Oaktree to issue $285 million principal amount of Senior Secured Notes, in two separate tranches. See Note 28 – Subsequent Events. Closing of the first tranche is subject to conditions including, but not limited to, the contemporaneous consummation by us or one of our subsidiaries of an additional debt financing of up to $450 million. Conditions to the closing of the second tranche include, among others, the closing of the MSR joint venture with affiliates of Oaktree, which joint venture transaction is also subject to closing conditions, including regulatory approvals. See Note 25 — Commitments, Oaktree MAV Transaction. Our ability to consummate the additional debt financing, whether on favorable terms or at all, depends on factors outside our control, including market and interest rate conditions, the financial condition of our potential lenders, and perceptions by third parties of Ocwen or our industry, and cannot be guaranteed. Similarly, our receipt of regulatory approvals relating to the MSR joint venture cannot be guaranteed. If we cannot meet the conditions to the issuance and sale of one or both tranches of the Oaktree notes, it could adversely impact our financial condition, liquidity and results of operations. These adverse impacts could be compounded by reputational damage and negative publicity which could result from a failure to close, which could impair our ability to access sources of liquidity on acceptable terms, worsen the perception of Ocwen by counterparties, and materially adversely affect our ability to execute on our business plan.
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
Historical losses have significantly eroded stockholders’ equity and weakened our financial condition. We have established a set of key initiatives to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Business Initiatives.
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
Our business requires substantial amounts of capital and our financing strategy includes the use of leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to continue to borrow money at reasonable rates. If we are unable to maintain adequate financing, or other sources of capital are not available, we could be forced to suspend, curtail or reduce our revenue generating objectives, which could harm our results of operations, liquidity, financial condition and business prospects. Our ability to borrow money is affected by a variety of factors including:
•limitations imposed on us by existing debt agreements that contain restrictive covenants that may limit our ability to raise additional debt;
•credit market conditions;

•the strength of the lenders from whom we borrow;
•lenders’ perceptions of us or our sector;
•corporate credit and servicer ratings from rating agencies; and
•limitations on borrowing under our MSR and advance facilities and mortgage loan warehouse facilities due to structural features in these facilities and the amount of eligible collateral that is pledged.
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
Our advance financing facilities are comprised of (i) revolving notes issued to large financial institutions that generally have a revolving period of 12 months, and (ii) term notes issued to institutional investors with one-, two- and three-year revolving periods. At December 31, 2020, we had $581.3 million outstanding under these facilities. The revolving periods for variable funding notes with a total maximum borrowing capacity of $320.0 million end in June 2021.
In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, we would no longer have access to available borrowing capacity and repayment of the outstanding balances on the revolving and term notes must begin at the end of the applicable revolving period and end of the term, respectively. In addition, we use mortgage loan warehouse facilities to fund newly originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have maximum terms of 364 days, and similar to the revolving notes in the advance financing facilities, they are typically renewed, replaced or extended annually. At December 31, 2020, we had $451.7 million outstanding under these warehouse financing arrangements, all under agreements maturing in 2021.
In 2019, we entered into three separate MSR financing arrangements related to loans we service for (i) Fannie Mae and Freddie Mac, (ii) Ginnie Mae, and (iii) private investors (PLS MSRs). The Fannie Mae/Freddie Mac and Ginnie Mae facilities were provided through bank commitments and had total capacity of $250.0 million and $125.0 million and borrowed amounts of $210.8 million and $112.0 million, respectively at December 31, 2020. The PLS MSR financing was issued as an amortizing note structure to capital markets investors with an initial principal amount of $100.0 million. The Fannie Mae/Freddie Mac and Ginnie Mae facilities terminate in June 2021 and December 2021, respectively and the PLS MSR facility matures in November 2024. MSR financing structures have become more common in recent years and investor appetite has evolved in both the bank and capital markets. As a result, MSR financing has become a lower cost funding alternative to corporate loans and bonds.  Despite these positive developments, MSR financing is not as readily available as secured match funded facilities for servicing advances and whole loans via warehouse facilities. In addition, MSR financing may require a higher level of issuer scrutiny despite being principally an asset-based financing structure.
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
Minimum net worth requirements and liquidity are generally calculated using specific adjustments that may require interpretation or judgment. Changes to these adjustments have the potential to significantly affect net worth and liquidity calculations and imperil our ability to satisfy future minimum net worth and liquidity requirements. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2020. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we are in compliance with the applicable net worth requirements. If we fail to satisfy minimum net worth requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae, or it could trigger a default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, financing activities, financial condition or results of operations.
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

At December 31, 2020, 82% and 72% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 96% and 100% of which are considered Level 3 valuations, including our MSR portfolio. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the securitization of reverse mortgage loans do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
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
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business, including the requirement to make advances pursuant to our servicing agreements and the process of collecting and applying recoveries of advances. We are also exposed to liquidity risk due to potential accelerated repayment of our debt depending on the performance of the underlying collateral, including the fair value of MSRs, and certain covenants, among other factors. We are also exposed to liquidity and interest rate risk by our decision to originate and finance mortgage loans and the timing of their subsequent sales into the secondary market. Further, as discussed below, the economic hedges that we have entered into in order to limit MSR fair value change exposure may include instruments that require margin, thereby leading to liquidity distributions should the hedge instrument lose value. In general, we finance our operations through operating cash flows and various other sources of funding, including match funded borrowing agreements, secured lines of credit and repurchase agreements.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Servicing advances are among our more significant non-interest earning assets. At December 31, 2020, we had total advances of $828.2 million. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt at December 31, 2020 is at variable rates. Rising interest rates may increase our interest expense. Earnings on float balances partially offset these higher funding costs. At December 31, 2020, we had no interest rate swaps in place to hedge our exposure to rising interest rates in our servicing activities.
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
In our lending business, we are subject to interest rate and price risk on our pipeline (i.e., interest rate loan commitments (IRLCs) and mortgage loans held for sale) from the commitment date up until the date the commitment expires, or the loan is sold into the secondary market. Generally, the fair value of the pipeline will decline in value when interest rates increase and will rise in value when interest rates decrease. Our interest rate exposure on our pipeline had previously been economically hedged with freestanding derivatives such as forward contracts. Beginning in September 2019, this exposure is no longer individually hedged, but rather used as an offset to our MSR fair value exposure and managed as part of our MSR hedging strategy described above.
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
Prepayment speed is a significant driver of our business. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. Prepayment speeds have a significant impact on our servicing fee revenues, our expenses and on the valuation of our MSRs as follows:
•Revenue. If prepayment speeds increase, our servicing fees will decline more rapidly than anticipated because of the greater decrease in the UPB on which those fees are based. The reduction in servicing fees would be somewhat offset by increased float earnings because the faster repayment of loans will result in higher float balances that generate the float earnings. Conversely, decreases in prepayment speeds result in increased servicing fees but lead to lower float balances and float earnings.
•Expenses. Faster prepayment speeds result in higher compensating interest expense, which represents the difference between the full month of interest we are required to remit in the month a loan pays off and the amount of interest we collect from the borrower for that month. Slower prepayment speeds also lead to lower compensating interest expense.
•Valuation of MSRs. The fair value of MSRs is based on, among other things, projection of the cash flows from the related pool of mortgage loans. The expectation of prepayment speeds is a significant assumption underlying those cash flow projections from the perspective of market participants. Increases or decreases in interest rates have an impact on prepayment rates. If prepayment speeds were significantly greater than expected, the fair value of our MSRs, which we carry at fair value, could decrease. When the fair value of these MSRs decreases, we record a loss on fair value, which also has a negative impact on our financial results.

Operational Risks and Other Risks Related to Our Business
If we do not comply with our obligations under our servicing agreements or if others allege non-compliance, our business and results of operations may be harmed.
We have contractual obligations under the servicing agreements pursuant to which we service mortgage loans. Our non-Agency servicing agreements generally contain detailed provisions regarding servicing practices, reporting and other matters. In addition, PMC is party to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency.
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
NRZ is our largest servicing client, accounting for 36% of the UPB in our servicing portfolio as of December 31, 2020. On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement and completed the deboarding of those loans on October 1, 2020. It is possible that NRZ could exercise its rights to terminate for convenience some or all of the legacy Ocwen servicing agreements.
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
Under the Rights to MSRs agreements, NRZ is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2020, such servicing advances made by NRZ were approximately $575.9 million. However, under the Rights to MSRs structure, we are contractually required under our servicing agreements with the RMBS trusts to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. Therefore, if NRZ were unable to meet its advance financing obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition and servicing operations.
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
We are dependent on Black Knight and other vendors for much of our technology, business process outsourcing and other services.
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors, including Black Knight, for a number of key services.
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
If Black Knight were to fail to properly fulfill its contractual obligations to us, including through a failure to provide services at the required level to maintain and support our systems, our business and operations would suffer. In addition, if Black Knight fails to develop and maintain its technology so as to provide us with an effective and competitive servicing system, our business could suffer. Similarly, we are reliant on other vendors for the proper maintenance and support of our technological systems and our business and operations would suffer if these vendors do not perform as required. If our vendors do not adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, our business and operations could be materially and adversely affected.
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
We rely on services provided by Black Knight, Altisource and other vendors to operate our business effectively and in compliance with applicable regulatory and contractual obligations and on banks, NRZ and other financing sources to finance our business. Certain provisions of the agreements underlying our relationships with our vendors, service providers, financing sources and other contractual counterparties could be open to subjective interpretation. Disagreements with these counterparties, including disagreements over contract interpretation, could lead to business disruptions or could result in litigation or arbitration or mediation proceedings, any of which could be expensive and divert senior management’s attention from other matters. While we have been able to resolve disagreements with these counterparties in the past, if we were unable to resolve a disagreement, a court, arbitrator or mediator might be required to resolve the matter and there can be no assurance that the outcome of a material disagreement with a contractual counterparty would not materially and adversely affect our business, financing activities, financial condition or results of operations.
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
Our ability to serve and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation is damaged. Our failure to address, or to appear to fail to address, the various regulatory, operational and other challenges facing Ocwen could give rise to reputational risk that could cause harm to us and our business prospects. Reputational issues may arise from the following, among other factors:
•negative news about Ocwen or the mortgage industry generally;
•allegations of non-compliance with legal and regulatory requirements;
•ethical issues, including alleged deceptive or unfair servicing or lending practices;
•our practices relating to collections, foreclosures, property preservation, modifications, interest rate adjustments, loans impacted by natural disasters, escrow and insurance;

•consumer privacy concerns;
•consumer financial fraud;
•data security issues related to our customers or employees;
•cybersecurity issues and cyber incidents, whether actual, threatened, or perceived;
•customer service or consumer complaints;
•legal, reputational, credit, liquidity and market risks inherent in our businesses;
•a downgrade of or negative watch warning on any of our servicer or credit ratings; and
•alleged or perceived conflicts of interest.
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
In addition, the current low interest rate environment has created an increase in refinancing and home purchase activities, creating high demand for originations underwriters and processing staff that has resulted in increased competition for qualified personnel and upward pressure on compensation levels.
If we are unable to attract and retain the personnel necessary to conduct our originations business, or other operations, or if the costs of doing so rise significantly, it could negatively impact our financial condition and results of operations.
We have operations in India and the Philippines that could be adversely affected by changes in the political or economic stability of these countries or by government policies in India, the Philippines or the U.S.
Approximately 3,100, or 62%, of our employees as of December 31, 2020 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.

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
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the Philippines, the USVI and Florida. Approximately 3,100, or 62%, of our employees as of December 31, 2020 are located in India. In recent years, severe weather events caused disruptions to our operations in India, the Philippines, and the USVI and we incurred expense resulting from the evacuation of personnel and from property damage. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business, including the cost of evacuation and repairs. Consequently, the occurrence of severe weather events in the future could have a significant adverse effect on our business and results of operations.
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
The risks associated with acquisitions include, among others:
•unanticipated issues in integrating servicing, information, communications and other systems;
•unanticipated incompatibility in servicing, lending, purchasing, logistics, marketing and administration methods;
•unanticipated liabilities assumed from the acquired business;
•not retaining key employees; and
•the diversion of management’s attention from ongoing business concerns.
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
Loan put-backs and related liabilities for breaches of representations and warranties regarding sold loans could adversely affect our business.
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
At December 31, 2020, we had outstanding representation and warranty repurchase demands of $41.2 million UPB (250 loans).
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
We have originated and continue to service HECM loans under which the borrower has additional undrawn borrowing capacity in the form of undrawn lines of credit. We are obligated to fund future borrowings drawn on that capacity. As of December 31, 2020, our commitment to fund additional borrowing capacity was $2.0 billion. In addition, we are required to pay mortgage insurance premiums on behalf of HECM borrowers. We normally fund these obligations on a short-term basis using our cash resources, and regularly securitize these amounts (along with our servicing fees) through the issuance of tails. In January 2021, we renewed our $50.0 million revolving credit facility to fund HECM tail advances. However, to the extent our funding commitments exceed our borrowing capacity under this facility, or if we are unable to renew this 364-day facility on acceptable terms, we will be dependent on our cash resources to meet these commitments. If our cash resources are insufficient to fund these amounts and we are unable to fund them through the securitization of such tails, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates, our business, and financial markets as a whole.
On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Our debt agreements that presently reference LIBOR provide that upon LIBOR’s phase out, the applicable lender may select the replacement rate at its sole discretion. While under some agreements, the lender’s choice of replacement rate must be reasonable and/or market-based, under other agreements, our only option if we disagree with the lender’s benchmark rate will be to terminate the agreement, which could be difficult due to our reliance on the source of funding or for other reasons.
There are indications that some market participants may adopt the Secured Overnight Financing Rate (SOFR) as a replacement for LIBOR. However, it is uncertain at this time the extent to which SOFR may be widely accepted. In general, there remains substantial uncertainty relating to the process and timeline for developing LIBOR alternatives, how widely any given alternative will be adopted by parties in the financial markets, and the extent to which alternative benchmarks may be subject to volatility or present risks and challenges that LIBOR does not. It is possible that we will disagree with our contractual counterparties over which alternative benchmark to adopt, which could make renewing or replacing our debt facilities and other agreements more complex. In addition, to the extent the adoption of a benchmark alternative impacts the interest rates payable by borrowers, it could lead to borrower complaints and litigation. Consequently, it remains difficult to predict the effects of the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. If LIBOR alternatives re-allocate risk among parties in a way that is disadvantageous to market participants such as Ocwen, if there is disagreement among market participants, including borrowers, over which alternative benchmark to adopt, or if uncertainty relating to the LIBOR phase-out disrupts financial markets, it could have a material adverse effect on our financial position, results of operations, and liquidity.

Increased reporting on corporate responsibility, specifically related to environmental, social and governance (ESG) matters, may impose additional costs and expose us to new risks if we are perceived to lag behind our peers.

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, shareholders, lawmakers and listing exchanges. Certain states have passed laws requiring companies to meet certain gender and ethnic diversity requirements on their boards of directors. We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

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

As of December 31, 2020, Ocwen had U.S. federal and USVI net operating loss (NOL) carryforwards of approximately $191.2 million, which we estimate to be worth approximately $40.0 million to Ocwen under our present assumptions related to

Ocwen’s various relevant jurisdictional tax rates as a result of recently passed tax legislation (which assumptions reflect a significant degree of uncertainty). As of December 31, 2020, Ocwen had state NOL and state tax credit carryforwards which we estimate to be worth approximately $67.3 million, and foreign tax credit carryforwards of $0.1 million in the U.S. jurisdiction. As of December 31, 2020, Ocwen had disallowed interest under Section 163(j) of $92.8 million in the U.S. jurisdiction. NOL carryforwards, Section 163(j) disallowed interest carryforwards and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur as measured under Section 382. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize our NOLs, tax credit carryforwards, deductions and/or certain built-in losses. If it is determined that an ownership change(s) has occurred, there may be annual limitations under Sections 382 and 383 (or comparable provisions of foreign or state law).
Ocwen and PHH have both experienced historical ownership changes that have caused the use of certain tax attributes to be limited and have resulted in the write-off of certain of these attributes based on our inability to use them in the carryforward periods defined under tax law. Ocwen continues to monitor the ownership in its stock to evaluate whether any additional ownership changes have occurred that would further limit our ability to utilize certain tax attributes. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve. Our inability to utilize our pre-ownership change NOL carryforwards, Section 163(j) disallowed interest carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows. Finally, any future changes in our ownership or sale of our stock could further limit the use of our NOLs and tax credits in the future.
Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly on a number of occasions in recent periods, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been, and may continue to be, volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2020 between $4.65 per share and $31.03 per share, retroactively adjusted for the effect of the 1-for-15 reverse stock split completed in August 2020, and the closing stock price on February 16, 2021 was $28.98 per share. Therefore, the volatility in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory or legal actions, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including, but not limited to those set forth under “Risk Factors” and “Forward-Looking Statements.”
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
When the market price of a company's shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us, even if unsuccessful, could cause us to incur substantial costs and could divert the time and attention of our management and other resources. Further, if the average closing price of our stock over thirty consecutive trading days were to fall below $1.00, as it did during the second quarter of 2020, we would need to take immediate steps to avoid de-listing by the New York Stock Exchange. Such measures could cause us to incur substantial costs and divert management attention, and could include implementing a reverse stock split such as we implemented in August 2020, which would entail additional risk, and success in preventing de-listing would not be assured.
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
Our charter permits our board of directors, without our stockholders’ approval, to:
•authorize the issuance of additional common stock or preferred stock in connection with future equity offerings or acquisitions of securities or other assets of companies; and
•classify or reclassify any unissued common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock and existing preferred stock with respect to dividends, liquidation, voting and other matters or shares of common stock that have preference rights over common stock with respect to voting.
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
Our amended and restated articles of incorporation provide that the total number of shares of all classes of capital stock that we have authority to issue is 33.3 million, of which 13.3 million are common shares and 20 million are preferred shares. Our board of directors has the authority, without a vote of the shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares could delay or prevent a change in control. Since our board of directors has the power to establish the preferences and rights of the preferred shares without a shareholder vote, our board of directors may give the holders of preferred shares preferences, powers and rights, including voting rights, senior to the rights of holders of our common shares. In addition, our bylaws include provisions that, among other things, require advance notice for raising business or making nominations at meetings, which could impact the ability of a third party to acquire control of us or the timing of acquiring such control.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Ocwen Financial Corporation is headquartered in West Palm Beach, Florida, at 1661 Worthington Road, Suite 100, We have offices and facilities in the United States, the U.S. Virgin Islands, India and the Philippines, all of which are leased. The following table sets forth information relating to our principal facilities at December 31, 2020:

Location	Owned/Leased	Square Footage
Principal executive offices
West Palm Beach, Florida	Leased	51,546

Document storage and imaging facility
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Mt. Laurel, New Jersey (1)	Leased	483,896
Rancho Cordova, California (2)	Leased	53,107
Houston, Texas (3)	Leased	9,653
St. Croix, USVI (4)	Leased	6,096

Offshore facilities (4)
Bangalore, India (5)	Leased	128,606
Mumbai, India (6)	Leased	96,696
Pune, India (7)	Leased	44,328
Manila, Philippines	Leased	39,329

Former operations and support offices no longer utilized
Westampton, New Jersey (8)	Leased	71,164
Addison, Texas (9)	Leased	39,646

(1)The Mt. Laurel facility includes two buildings, one with 376,122 square feet of space supporting our servicing and lending operations, as well as our corporate functions. We ceased using 124,795 square feet as a result of the reduction in headcount in 2019, and ceased using an additional 119,132 square feet in 2020. The second building has 107,774 square feet of space, all of which is subleased.
(2)Primarily supports reverse lending operations. We have provided a termination notice to surrender this facility by June 2021. We are in the process of identifying a smaller facility in California.
(3)Primarily supports commercial and reverse servicing operations.
(4)Primarily supports servicing operations.
(5)We have provided a termination notice to surrender 41,373 square feet of the space by May 2021.
(6)We have provided a termination notice to surrender this facility by June 2021. We will be relocating to a managed service office with less capacity effective June 2021.
(7)We have provided a termination notice to surrender this facility by March 2021. We will be relocating to a managed service office with less capacity effective February 2021.
(8)Former PHH facility is currently subleased until the lease expires in December 2021.
(9)The lease expires in 2025 and is currently being marketed for sublease.
We regularly evaluate current and projected space requirements, considering the constraints of our existing lease agreements and the expected scale of our businesses. As part of our reengineering initiatives, we abandoned 153,844 and 398,057 square feet in 2020 and 2019, respectively - refer to Note 3 — Severance and Restructuring Charges to our consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS
See Note 24 — Regulatory Requirements and Note 26 — Contingencies to the Consolidated Financial Statements. That information is incorporated into this item by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Our Common Stock
The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the NYSE.
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

Stock Return Performance
The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2015, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2015 and the reinvestment of all dividends.

$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Ocwen Financial Corporation
S&P 500 (1)
S&P Diversified Financials (1)

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Ocwen Financial Corporation	$100.00	$77.67	$45.10	$19.31	$19.74	$27.77
S&P 500	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
S&P 500 Diversified Financials	$100.00	$118.83	$146.55	$130.39	$160.18	$175.84
(1)Copyright © 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. S&P 500® and S&P® are registered trademarks of Standard & Poor's Financial Services LLC, a division of S&P Global (S&P); DOW JONES is a registered trademark of Dow Jones Trademark Holdings LLC (Dow Jones); and these trademarks have been licensed for use by S&P Dow Jones Indices LLC. S&P Dow Jones Indices LLC, Dow Jones, S&P and their respective affiliates (S&P Dow Jones Indices) makes no representation or warranty, express or implied, as to the ability of any index to accurately represent the asset class or market sector that it purports to represent and S&P Dow Jones Indices and its third-party licensors shall have no liability for any errors, omissions, or interruptions of any index or the data included therein. All data and information is provided by S&P DJI "as is". Past performance is not an indication or guarantee of future results.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Number of Holders of Common Stock
On February 16, 2021, 8,687,750 shares of our common stock were outstanding and held by approximately 59 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales of equity securities have been previously reported.
Purchases of Equity Securities by the Issuer and Affiliates
On February 3, 2020, Ocwen’s Board of Directors authorized an open market share repurchase program for an aggregate amount of up to $5.0 million of Ocwen’s issued and outstanding shares of common stock. Ocwen purchased $4.5 million of shares prior to the program’s termination on February 3, 2021.
Information regarding repurchases of our common stock during 2020 is as follows:

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
We did not repurchase any shares of our common stock under this program subsequent to the first quarter of 2020 through the termination date.
ITEM 6.    SELECTED FINANCIAL DATA (Dollars in millions, except per share data and unless otherwise indicated)
The selected historical consolidated financial information set forth below should be read in conjunction with Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.

	December 31,
	2020	2019	2018	2017	2016
Selected Balance Sheet Data
Total Assets	$10,651.1	$10,406.2	$9,394.2	$8,403.2	$7,655.7
Loans held for sale	$387.8	$275.3	$242.6	$238.4	$314.0
Loans held for investment	7,006.9	6,292.9	5,498.7	4,715.8	3,565.7
Advances, net	828.2	1,056.5	1,186.7	1,356.4	1,709.8
Mortgage servicing rights	1,294.8	1,486.4	1,457.1	1,008.8	1,043.0

Total Liabilities	$10,235.8	$9,994.2	$8,839.5	$7,856.3	$7,000.4
HMBS-related borrowings	$6,772.7	$6,063.4	$5,380.4	$4,601.6	$3,433.8
Other financing liabilities	576.7	972.6	1,062.1	520.9	497.9
Advance match funded liabilities	581.3	679.1	778.3	998.6	1,281.0
Long-term other secured borrowings	545.6	511.3	632.7	704.1	799.5

Total equity	$415.4	$412.0	$554.7	$546.9	$655.3

Residential Loans and Real Estate Serviced or Subserviced for Others
Count	1,107,582	1,419,943	1,562,238	1,221,695	1,393,766
UPB (in billions)	$188.8	$212.4	$256.0	$179.4	$209.1

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Results of Operations Data
Revenue
Servicing and subservicing fees	$737.3	$975.5	$937.1	$991.6	$1,188.2
Gain on loans held for sale, net	137.2	38.3	37.3	57.2	51.0
Reverse mortgage revenue, net	60.7	86.3	60.2	75.5	71.7
Other revenue, net	25.6	23.3	28.4	70.3	76.2
Total revenue	960.9	1,123.4	1,063.0	1,194.6	1,387.2

MSR valuation adjustments, net	(251.9)	(120.9)	(153.5)	(53.0)	(124.0)

Operating expenses	575.7	673.9	779.0	945.7	1,099.2

Other income (expense)
Interest expense	(109.4)	(114.1)	(103.4)	(126.9)	(178.2)
Pledged MSR liability expense	(152.3)	(372.1)	(171.7)	(236.3)	(234.4)
Bargain purchase gain (1)	—	(0.4)	64.0	—	—
Other, net	22.7	31.5	9.0	23.3	42.3
Other expense, net	(239.0)	(455.1)	(202.0)	(339.9)	(370.3)

Loss from continuing operations before income taxes	(105.7)	(126.5)	(71.5)	(144.0)	(206.4)
Income tax expense (benefit)	(65.5)	15.6	0.5	(15.5)	(7.0)
Loss from continuing operations	(40.2)	(142.1)	(72.0)	(128.5)	(199.4)
Income from discontinued operations, net of tax	—	—	1.4	—	—
Net loss	(40.2)	(142.1)	(70.6)	(128.5)	(199.4)
Net loss (income) attributable to non-controlling interests	—	—	(0.2)	0.5	(0.4)
Net loss attributable to Ocwen stockholders	$(40.2)	$(142.1)	$(70.8)	$(128.0)	$(199.8)

Earnings (loss) per share - Basic and Diluted (2)
Continuing operations	$(4.59)	$(15.86)	$(8.10)	$(15.10)	$(24.17)
Discontinued operations	$—	$—	$0.16	$—	$—
Total attributable to Ocwen stockholders	$(4.59)	$(15.86)	$(7.94)	$(15.10)	$(24.17)

Weighted average common shares outstanding (2)
Basic	8,748,725	8,962,961	8,913,558	8,472,138	8,266,047
Diluted (3)	8,748,725	8,962,961	8,913,558	8,472,138	8,266,047
(1)Recognized in connection with the acquisition of PHH on October 4, 2018. See Note 2 — Business Acquisition to the Consolidated Financial Statements for additional information.
(2)In August 2020, Ocwen implemented a reverse stock split of its shares of common stock in a ratio of one-for-15. The number of shares and earnings/loss per share amounts have been retroactively adjusted for all years presented to give effect to the reverse stock split as if it occurred at the beginning of the first period presented. See Note 16 — Stockholders’ Equity for additional information.
(3)For 2016 - 2020, we have excluded the effect of all dilutive or potentially dilutive shares from the computation of diluted earnings per share because of the anti-dilutive effect of our reported net loss.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts and unless otherwise indicated)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
OVERVIEW
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing 1,107,582 loans with a total UPB of $188.81 billion on behalf of more than 4,179 investors and 127 subservicing clients as of December 31, 2020 . We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our recapture, retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, GSE Cash Window programs, bulk MSR purchase transactions, and subservicing agreements.
We have built a multi-channel, scalable origination platform that creates sustainable sources of replenishment and growth of our servicing portfolio, as detailed in the table below. We determine our target returns for each channel, however, the channel and delivery selection is generally our clients’ decision.
We selectively sourced our MSR originations and purchases and subservicing in 2020 through diversified channels, as detailed below:

	2020					2019	2020 vs 2019 $ Change
$ In billions	Quarter Ended March 31st	Quarter Ended June 30th	Quarter Ended September 30th	Quarter Ended December 31st	Year Ended December 31st	Year Ended December 31st
Recapture (1)	$0.20	$0.32	$0.37	$0.43	$1.31	$0.66	$0.65
Correspondent (1)	0.51	0.66	1.93	2.59	5.69	0.49	5.20
Flow and GSE Cash Window MSR purchases (3)	1.34	2.84	4.20	6.73	15.11	0.91	14.20
Reverse originations (2)	0.23	0.21	0.23	0.27	0.94	0.73	0.21
Total	2.28	4.03	6.72	10.01	23.05	2.79	20.26
Bulk MSR purchases (3)	1.54	—	—	15.02	16.57	14.62	1.95
Total MSR additions	3.82	4.03	6.72	25.04	39.62	17.41	22.21
Subservicing additions (4)	3.14	4.59	4.43	5.08	17.24	8.68	8.56
Total servicing additions	$6.96	$8.62	$11.15	$30.11	$56.86	$26.09	$30.77
(1)Represents the UPB of loans that have been originated or purchased during the respective periods and for which we recognize a new MSR on our consolidated balance sheets upon sale or securitization.
(2)Represents the UPB of reverse mortgage loans that have been securitized on a servicing retained basis. The loans are recognized on our consolidated balance sheets under GAAP without any separate recognition of MSRs.
(3)Represents the UPB of loans for which the MSR is purchased.
(4)Interim subservicing, excluding the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and de-boarded within the same quarter.
COVID-19 Pandemic Impact on our 2020 Financial Performance
In March 2020, the WHO categorized the Coronavirus Disease 2019 (COVID-19) as a pandemic and the COVID-19 outbreak was declared a national emergency in the U.S. The pandemic has adversely affected economic conditions since March 2020, with high levels of unemployment, and has created uncertainties about the duration and magnitude of the economic downturn. Our financial performance in 2020 has been affected by the pandemic, mostly due to large losses on MSRs and lower revenue in our Servicing business, partially offset by the growth and profitability of our Originations business, as discussed further below. Furthermore, the CARES Act allowed us to recognize income tax benefits in 2020 mostly due to the carryback of a portion of our prior net operating losses.

Determining the COVID-19 impact on our financial performance requires management to use judgment, including the estimation of those impacts that are directly attributable to COVID-19 factors. The below discussion includes some comparisons with the financial performance of 2019 and selected noteworthy items to isolate the impact of certain COVID-19 factors and may not be complete.
First, we recorded a $129.1 million fair value loss on our MSR portfolio in our Servicing segment due to rate and assumption updates in 2020 driven by record low interest rates fostering refinancing and voluntary prepayments, partially offset by $44.9 million gains on our MSR macro-hedge strategy.
Second, the financial performance of our Servicing business was negatively affected by the loans placed under forbearance, the moratorium on foreclosures and other market conditions. We recognized $51.7 million lower ancillary income in our Servicing segment in 2020 as compared to 2019, with $37.6 million lower float earnings, lower late and collection fees, and lower deferred servicing fee collections. The CARES Act signed in March 2020 allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance, for up to 180 days if requested by the borrower. Borrowers may request an additional forbearance period of up to 180 days for FHA and VA guaranteed loans. During any period of forbearance, servicers must also provide related protection, including, but not limited to, suspension of late fees. In addition, servicers are restricted from pursuing certain foreclosure and eviction activity on all occupied, federally backed mortgage loans until at least March 31, 2021.
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
As of December 31, 2020, we managed 81,900 loans under forbearance, 23,100 of which related to our owned MSRs (excluding NRZ), or 7.39% of our total portfolio and 4.52% of our owned MSR servicing portfolio (excluding NRZ), respectively. The number of loans under forbearance peaked at the end of the second quarter of 2020 and decreased progressively since, while remaining at an elevated level at year end as illustrated by the below chart of forbearance plans during COVID-19 for our owned MSR portfolio (excluding NRZ) by investor.

Third, offsetting the above negative impact of COVID-19 on our financial performance, our Originations business generated $117.6 million incremental revenues, including $53.8 million incremental gain on loan sale from our Recapture channel. The low interest rate environment discussed above and the continued execution of our originations strategy have led to significantly increased volume in 2020. We continue to recapture, replenish and grow our owned MSR portfolio (excluding NRZ’s MSR portfolio), net of runoff and voluntary prepayments. In addition, we opportunistically purchased MSRs at a discount to fair value in the COVID-19 market conditions and recorded gains on revaluation.

We operate through a secure remote workforce model for approximately 98% of our global workforce and continue to adhere to COVID-19 health and safety-related requirements and best practices across all of our locations. While our operations have not been significantly affected, we incurred an estimated $16.4 million of additional operating expenses in 2020 due to our adjustment to the COVID-19 environment, including additional compensation, technology equipment and legal consulting fees among others, $6.3 million of which is recorded in our Servicing segment.
Looking ahead, the spread of the COVID-19 pandemic may continue. The disruption created by the pandemic and the measures being taken have given rise to elevated unemployment levels. As of today, uncertainties related to the duration and severity of the economic downturn remain, without any indications of a rapid recovery. The business disruption triggered by COVID-19 could ultimately have a material and adverse effect on our business, financial condition, liquidity or results of operations.
Business Initiatives
In 2021, we have established five key operating objectives to drive improved value for shareholders, as our near-term priority remains to return to sustainable profitability. The five objectives are focused on:
•Accelerating growth, by expanding our client base, our product offering and by leveraging our MSR asset vehicle with Oaktree;
•Strengthening recapture performance, by expanding our operating capacity;
•Improving our cost leadership position, by driving productivity and efficiencies, with our technology and continuous improvement initiatives;
•Maintaining high quality operational execution, through our technology and continuous improvement initiatives, and our commitment to employee engagement and customer satisfaction; and
•Expanding servicing and other revenue opportunities.
Historical losses have significantly eroded stockholders’ equity and weakened our financial condition. With the acquisition and integration of PHH in late 2018 and 2019, we established a set of key business initiatives intended to achieve our objective of returning to sustainable profitability within an appropriate risk and compliance environment. We have successfully executed on these initiatives and achievements throughout 2020, and we believe they were the foundation for driving stronger financial performance.

These initiatives and accomplishments included the following:

2018/2019 Initiatives	Accomplishments
Expanding our Originations business to replenish and grow our servicing portfolio
We have built a multi-channel, scalable originations platform and have replenished and grown our owned servicing portfolio in 2020. We selectively acquired MSRs that meet or exceed our minimum targeted investment returns, with $16.6 billion UPB in bulk transactions and $15.1 billion UPB through our now well established participation to the GSE Cash Window programs. We successfully re-entered the forward lending correspondent channel in the second quarter of 2019 with $5.7 billion UPB in 2020. We have reduced our client concentration risk with NRZ.

Driving continuous cost improvement to maintain an industry cost competitive position
With the acquisition and integration of PHH in late 2018 and 2019, we successfully implemented cost reduction and continuous improvement initiatives, resulting in approximately $100 million lower operating expenses in 2020 as compared to 2019, and approximately $200 million as compared to 2018. Our continuous cost improvement efforts were focused on reducing operating and overhead costs through facility rationalization, optimizing strategic sourcing and actions and off-shore utilization, lean process design, simplification, automation and other technology-enabled productivity enhancements.

Effectively managing our balance sheet to ensure adequate liquidity, finance our ongoing business needs and provide a solid platform for executing on our growth initiatives	We have managed our liquidity and financing obligations through the most challenging time of the COVID-19 and have enhanced our existing balance sheet and cost of funds. For example, we have extended to May 2022 and prepaid $126.1 million on our senior secured term loan (SSTL) and reduced our OMART cost of funds. We have concluded our strategic review process and announced an expansion of our strategic alliance with Oaktree Capital to support the refinancing of our corporate debt maturing in 2021 and 2022 and to provide capital to accelerate our growth trajectory. In addition, we have established the MSR Asset Vehicle (MAV) to support the future growth of our servicing volume with the most efficient capital allocation for us.

Fulfilling our regulatory commitments and resolving remaining legacy and regulatory matters
On October 15, 2020, we resolved our legacy regulatory matter with the State of Florida Office of the Attorney General and Office of Financial Regulation. Ocwen has now resolved all state regulatory actions from April 2017. The legacy CFPB litigation matter remains pending. We have participated in mediation and settlement discussions with the CFPB, however, the parties were unable to reach a resolution of the litigation on satisfactory terms.

Operations Summary

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue
Servicing and subservicing fees	$737.3	$975.5	$937.1	(24)%	4%
Gain on loans held for sale, net	137.2	38.3	37.3	258	3
Reverse mortgage revenue, net	60.7	86.3	60.2	(30)	43
Other revenue, net	25.6	23.3	28.4	10	(18)
Total revenue	960.9	1,123.4	1,063.0	(14)	6

MSR valuation adjustments, net	(251.9)	(120.9)	(153.5)	108	(21)

Operating expenses
Compensation and benefits	265.3	313.5	298.0	(15)	5
Professional services	106.9	102.6	165.6	4	(38)
Servicing and origination	77.3	109.0	131.3	(29)	(17)
Technology and communications	59.6	79.2	98.2	(25)	(19)
Occupancy and equipment	47.5	68.1	59.6	(30)	14
Other expenses	19.2	1.5	26.3	n/m	(94)
Total operating expenses	575.7	673.9	779.0	(15)	(13)

Other income (expense)
Interest income	16.0	17.1	14.0	(6)	22
Interest expense	(109.4)	(114.1)	(103.4)	(4)	10
Pledged MSR liability expense	(152.3)	(372.1)	(171.7)	(59)	117
Gain on repurchase of senior secured notes	—	5.1	—	(100)	n/m
Bargain purchase gain	—	(0.4)	64.0	(100)	(101)
Other, net	6.7	9.3	(5.0)	(28)	(286)
Total other expense, net	(239.0)	(455.1)	(202.0)	(47)	125

Loss from continuing operations before income taxes	(105.7)	(126.5)	(71.5)	(16)	77
Income tax expense (benefit)	(65.5)	15.6	0.5	(520)	n/m
Loss from continuing operations, net of tax	(40.2)	(142.1)	(72.0)	(72)	97
Income from discontinued operations, net of tax	—	—	1.4	n/m	(100)
Net loss	(40.2)	(142.1)	(70.6)	(72)	101
Net income attributable to non-controlling interests	—	—	(0.2)	n/m	(100)
Net loss attributable to Ocwen stockholders	$(40.2)	$(142.1)	$(70.8)	(72)	101

Segment income (loss) from continuing operations before taxes:
Servicing	$(75.8)	$(72.7)	$(47.1)	4%	54%
Lending	104.2	(12.2)	(22.7)	(954)	(46)
Corporate Items and Other	(134.1)	(41.6)	(1.7)	222	n/m
	$(105.7)	$(126.5)	$(71.5)	(16)	77
n/m: not meaningful

Year Ended December 31, 2020 versus 2019
Revenue
Total revenue was $960.9 million in 2020, $162.5 million or 14% lower than 2019, mostly due to declines in servicing fee revenue and reverse mortgage revenue, offset in part by an increase in gain on loans held for sale. Servicing and subservicing fee revenue decreased $238.2 million or 24%, as compared to 2019, including a $193.3 million decline in servicing fees collected on behalf of NRZ, primarily due to a lower serviced UPB as a result of run-off and an increase in non-paying forbearance loans as a result of the COVID-19 pandemic. The decline in servicing fees collected on behalf of NRZ is partially offset by a decline in servicing fees remitted to NRZ that are separately reported as Pledged MSR liability expense (Other expense), with a $34.5 million net decline in the NRZ servicing fee retained in 2020 as compared to 2019. The $98.9 million increase in gain on loans held for sale is mostly due to the increase in forward loan production, from both our correspondent channel that we re-started in the second quarter of 2019 and our recapture channel, fueled by industry-wide refinance activity. Reverse mortgage revenue, net decreased $25.6 million, or 30%, as compared to 2019, largely due to the change in our accounting policy related to tails. Tails include accrued interest and insurance premiums on loans together with the commitments to fund borrower draws that we regularly securitize. We recorded a $31.2 million gain on tails upon their funding and securitization in 2019 and nil in 2020 due to our fair value election. We recorded $24.7 million lower fair value gains on our securitized reverse mortgage portfolio and HMBS related borrowings and $28.5 million higher origination gain in 2020.
MSR Valuation Adjustments, Net
We reported a $251.9 million loss in MSR valuation adjustments, net in 2020, driven by a $173.3 million portfolio runoff and a $106.2 million loss due to the decline in interest rates, partially offset by $27.5 million favorable fair value gain from our MSR hedging strategy. The $131.0 million additional loss in 2020 as compared to 2019 is primarily due to a $116.3 million additional loss on the NRZ pledged MSR and $14.7 million additional loss on our owned MSRs. The $116.3 million additional loss on the NRZ pledged MSR is offset by an additional gain recorded as MSR pledged liability expense, and was mostly due to a $147.1 million favorable assumption update recorded in 2019, partially offset by a lower runoff on the NRZ MSR. The lower runoff is driven by the derecognition of MSRs in February 2020 with the termination of the PMC agreement by NRZ. The $14.7 million additional loss on our owned MSR is driven by lower interest rates in 2020 with increased runoff and fair value losses due to rates, partially offset by the effects of our MSR hedging strategy implemented in September 2019, and the revaluation gains of MSR opportunistically purchased at a discount to fair value due to the COVID-19 distressed environment.
Compensation and Benefits
Compensation and benefits expense decreased $48.2 million, or 15%, as compared to 2019, largely due to cost re-engineering initiatives and the scaling of our workforce to our volumes. Servicing compensation and benefits decreased by $30.4 million, mostly due to a 16% decline in average total Ocwen headcount and an increase in our offshore-to-total headcount ratio from 67% to 72%, driving down our average compensation cost. Originations compensation and benefits increased by $18.4 million, mostly due to additional commissions and incentive compensation and additional headcount to accompany our record production levels in 2020. We reduced our average Corporate headcount by 19% globally, driving down base compensation by $14.3 million in 2020 as compared to 2019. We also recognized $35.7 million of compensation and benefits costs during 2019 in connection with our 2019 cost re-engineering plan, as compared to $9.7 million in 2020 related to our 2020 re-engineering initiatives. We recorded $6.7 million additional compensation expenses related to COVID-19 in 2020.
Servicing and Origination Expense
Servicing and origination expense decreased $31.7 million, or 29%, as compared to 2019 primarily due to a $32.8 million decrease in servicing expenses. This decline was largely the result of a reduction in government-insured claim loss provisions and a general decline in servicer-related expenses that was primarily driven by a reduction in our servicing portfolio. The reduction in government-insured claim loss provisions is due to the combined effect of a decline in claim volumes, partially due to COVID-19, and lower loss severity, mostly driven by a reduction in the foreclosure and liquidation timeline of loans. The government-insured claim loss provisions recorded in 2019 included claims of a legacy portfolio with higher severity loans. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net. The decrease is also attributable to $9.1 million improved advance recoveries, which decreased loss severity rates used in the computation of advance reserves, and the recovery of $3.1 million of expenses in connection with a settlement from a mortgage insurer as well as a $6.8 million release of indemnification reserves related to such settlement.
Other Operating Expenses
Professional services expense increased $4.2 million, or 4%, as compared to 2019 primarily due to the $34.7 million recovery in 2019 of prior expenses from service providers and a mortgage insurer, offset by a $21.4 million decline in legal fees for settlements and defense, and a $6.4 million decline in other professional fees. The decline in legal fees was largely the result of the recovery of $8.0 million prior expenses in connection with a settlement from a mortgage insurer, and a general decline in accruals for expenses related to litigation matters in 2020. Other professional services expense decreased in 2020 as a result of the expenses incurred in 2019 relating to the PHH integration and legal entity reorganization, partially offset by $5.1 million of COVID-19 related expenses in 2020.
Technology and communication expense decreased $19.6 million, or 25%, as compared to 2019 primarily because we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP in June 2019. Our expenses decreased as a result of other factors, including a decline in capitalized technology investments, our closure of U.S. facilities in 2019 and the effects of our other cost reduction efforts, which include bringing technology services in-house and re-engineering initiatives. Depreciation expense decreased $5.0 million as compared to 2019. Technology and communication expenses in 2020 included $3.1 million of COVID-19 related expenses.
Occupancy and equipment expense decreased $20.6 million, or 30%, as compared to 2019, primarily due to the results of our cost reduction efforts, which include consolidating vendors and closing and consolidating certain facilities, and the effect of the decline in the size of the servicing portfolio on various expenses such as postage and mailing services. We partially abandoned two of our leased properties and decided to vacate other leased properties prior to the contractual maturity date of the lease agreements resulting in the recognition of facility-related costs totaling $6.0 million, as compared to $6.6 million of similar costs recognized in 2019 in connection with our decision to vacate other leased properties. Depreciation expense, postage and mailing costs, rent expense and interest on lease liabilities declined $7.8 million, $3.9 million, $3.8 million and $1.9 million, respectively, as compared to 2019. Occupancy and equipment expense in 2020 included $1.4 million of COVID-19 related expenses.
Other expenses increased $17.7 million as compared to 2019 primarily due to a $14.4 million provision release in 2019 for indemnification obligations that was largely the result of favorable updates to default, defect and severity assumptions relative to historical performance, and a $7.2 million expense recovery recorded in 2019 in connection with a settlement with a mortgage insurer, partially offset by $2.8 million lower travel expenses in 2020 due to COVID-19.
In February 2020, we announced our intention to implement certain cost re-engineering initiatives in 2020 to generate further cost savings. Our continuous cost improvement efforts were focused on reducing operating and overhead costs through facility rationalization, strategic sourcing and actions, off-shore utilization, lean process design, simplification, automation and other technology-enabled productivity enhancement. We have incurred a total of $27.6 million re-engineering costs in 2020, including $6.2 million facility-related expenses reported as Occupancy and equipment, $9.7 million Compensation and benefits costs and $6.7 million Professional services costs. In 2019, we incurred a total of $65.0 million PHH integration and re-engineering costs, including $10.1 million facility-related expenses, $35.7 million severance, retention and other employee-related costs and $19.1 million Professional services costs.
Other Income (Loss)
Pledged MSR liability expense decreased $219.8 million as compared to 2019, mostly due to a $116.3 million favorable fair value change and a $158.8 million decline in servicing fee remittance. The decline in net servicing fee remittance to NRZ was driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020, which also reduced the servicing fees collected on behalf of NRZ. Partially offsetting the decrease in Pledged MSR liability expense was $60.9 million lower amortization gain of the lump sum payment received from NRZ in 2017 and 2018, as the amortization ended in April 2020.
Income Tax Benefit (Expense)
Although we incurred a pre-tax loss for 2020 of $105.7 million, we recorded an income tax benefit of $65.5 million primarily due to $64.0 million of estimated income tax benefit to be recognized under the CARES Act as a result of modification of the tax rules to allow the carryback of NOLs arising in 2018, 2019 and 2020 tax years to the five prior tax years and the increase to the business interest expense limitation under IRC Section 163(j). We collected $51.4 million in 2020, which represents the tax refund associated with the NOLs generated in 2018 carried back to prior tax years.
Our overall effective tax rates for 2020 and 2019 were 62.0% and (12.4)%, respectively. Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%.

Financial Condition Summary

	December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$284.8	$428.3	$(143.5)	(34)%
Restricted cash	72.5	64.0	8.5	13
MSRs, at fair value	1,294.8	1,486.4	(191.6)	(13)
Advances, net	828.2	1,056.5	(228.3)	(22)
Loans held for sale	387.8	275.3	112.5	41
Loans held for investment, at fair value	7,006.9	6,292.9	714.0	11
Receivables	187.7	201.2	(13.5)	(7)
Other assets	588.4	601.5	(13.1)	(2)
Total assets	$10,651.1	$10,406.2	$244.9	2%

Total Assets by Segment
Servicing	$9,847.6	$9,580.5	$267.1	3%
Originations	379.2	257.4	121.8	47
Corporate Items and Other	424.3	568.3	(144.0)	(25)
	$10,651.1	$10,406.2	$244.9	2%

HMBS-related borrowings, at fair value	$6,772.7	$6,063.4	$709.3	12
Advance match funded liabilities	581.3	679.1	(97.8)	(14)
Other financing liabilities, at fair value	576.7	972.6	(395.9)	(41)
SSTL and other secured borrowings, net	1,069.2	1,025.8	43.4	4
Senior notes, net	311.9	311.1	0.8	—
Other liabilities	924.0	942.2	(18.2)	(2)
Total liabilities	10,235.8	9,994.2	241.6	2

Total stockholders’ equity	415.4	412.0	3.4	1

Total liabilities and equity	$10,651.1	$10,406.2	$245.0	2%

Total Liabilities by Segment
Servicing	$9,163.5	$8,945.1	$218.4	2%
Originations	428.5	264.1	164.4	62
Corporate Items and Other	643.7	785.0	(141.3)	(18)
	$10,235.8	9,994.2	$241.5	2%

Book value per share (1)	$47.81	$45.83	$1.98	4%
(1)The Common shares outstanding were retroactively adjusted for the effect of the 1-for-15 reverse stock split completed in August 2020.
Total assets increased by $244.9 million, or 2%, between December 31, 2019 and December 31, 2020 with multiple offsetting changes within our asset categories. First, our total assets increased with an additional $714.0 million loans held for investment, or 11%, mostly due to the continued growth of our reverse mortgage business. Second, the $112.5 million increase in our loans held for sale portfolio is mostly due to higher production volumes. Third, our cash balance decreased by $126.1 million to prepay a portion of the outstanding SSTL balance on January 27, 2020. Fourth, the MSR portfolio decreased by $191.6 million or 13%, due to the $263.7 million derecognition of MSRs in February 2020 upon termination by NRZ of the PMC subservicing agreement, a $251.9 million MSR valuation loss due to the decline in interest rates, mostly recognized in the first quarter of 2020 due to the distressed COVID-19 market conditions, partially offset by our MSR replenishment. Fifth, servicing advances declined $228.3 million due to significant payoff activity and a decline in the non-performing loans in our servicing portfolio by $2.2 billion in UPB, replaced by newer-production performing loans for which our advances are lower.

Total liabilities increased $241.6 million, or 2%, with similar effects as described above. First, our HMBS-related borrowings increased by $709.3 million due to the continued growth of our reverse mortgage business and its securitization. Second, borrowings under our mortgage warehouse facilities and MSR financing facilities increased $186.0 million, offset in part by our $126.1 million prepayment of the SSTL on January 27, 2020. Third, the $395.9 million decline in Other financing liabilities is mostly due to the $263.7 million derecognition of NRZ pledged MSR liability in February 2020 upon termination of the PMC subservicing agreement, and MSR valuation adjustments due to interest rates. Fourth, advance match funded liabilities decreased $97.8 million consistent with the decline in servicing advances.
Total equity increased $3.4 million during 2020 mostly due to a $47.0 million adjustment to stockholders’ equity on January 1, 2020 as a result of our election to measure future reverse mortgage draw commitments at fair value in conjunction with the application of the new credit loss accounting standard, offset by the $40.2 million net loss for 2020, and our repurchase of shares of our common stock during the first quarter.
SEGMENT RESULTS OF OPERATIONS
We report our activities in three segments, Servicing, Originations (previously Lending) and Corporate Items and Other that reflect other business activities that are currently individually insignificant. Our business segments reflect the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources.
Effective with the fourth quarter of 2020, we report the results of Reverse Servicing in the Servicing segment. Historically, the Reverse Servicing business was included in the reported results of the Originations segment. This realignment of our business segments is consistent with a change in our internal management reporting to the chief operating decision maker and the management of the business and risks. Segment results for 2019 and 2018 have been recast to conform to the current segment structure. Reverse Servicing generated Revenue and Income before income taxes of $63.4 million and $53.0 million, respectively, in 2019. For 2018, Revenue and Income before income taxes were $41.7 million and $33.8 million, respectively. Reverse Servicing assets consist primarily of securitized Loans held for investment - Reverse Mortgages, at fair value.
Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay/collection fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per-loan fees typically vary based on type of investor and on delinquency status. As of December 31, 2020, we serviced 1.1 million mortgage loans with an aggregate UPB of $188.8 billion. The average UPB of loans serviced during 2020 declined by 15% or $33.8 billion compared to 2019, mostly due to termination of the PMC agreement by NRZ and deboarding of the loans by October 1, 2020, and portfolio runoff, net of newly originated and purchased MSRs.
We are actively pursuing actions to manage the size of our servicing portfolio through expanding our originations business and selectively purchasing MSRs based on our capital availability that are prudent and well-executed with appropriate financial return targets. We closed MSR purchases with $31.7 billion UPB during 2020. We expect to continue to focus on acquiring Agency and government-insured MSR portfolios that meet or exceed our minimum targeted investment returns. We re-entered the forward lending correspondent channel in the second quarter of 2019 to support the growth of our MSR portfolio and we continue to pursue a number of other MSR purchase options, including driving improved recapture rates within our existing servicing portfolio. We acquired new subservicing in the fourth quarter of 2020 through our enterprise sales. We entered into a subservicing agreement with a new subservicing client that we expect to amount to $13 billion of UPB. In addition, we entered into an agreement with Oaktree to launch an MSR joint-venture, or MAV, where PMC would subservice the loans. Both agreements are expected to generate new subservicing volume in 2021.
NRZ is our largest subservicing client, accounting for 36% and 45% of the UPB and loan count in our servicing portfolio as of December 31, 2020, respectively, and approximately 62% of all delinquent loans that Ocwen serviced. NRZ servicing fees retained by Ocwen represented approximately 30% and 36% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ, for 2020 and 2019, respectively (excluding ancillary income). Consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ. On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements, and all loans were deboarded by October 1, 2020. This termination was for convenience and not for cause.
In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue

Ocwen would receive under the renegotiated agreements. These upfront payments received from NRZ were deferred and recorded within Other income (expense) as they amortized through the remaining term of the original agreements (April 30, 2020).
Our MSR portfolio is carried at fair value, with changes in fair value recorded in MSR valuation adjustments, net. The value of our MSRs is typically correlated to changes in interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 15 years, exhibiting little response to movements in market interest rates. Valuation is also impacted by loan delinquency rates whereby as delinquency rates rise, the value of the servicing portfolio declines.
For those MSR sale transactions with NRZ that do not achieve sale accounting treatment, we present on a gross basis the pledged MSR as an asset and the corresponding liability amount pledged MSR liability on our balance sheet. Similarly, we present the total servicing fees and the fair value changes related to the MSR sale transactions with NRZ within Servicing and subservicing fees, net and MSR valuation adjustment, net. Net servicing fee remittance to NRZ and the fair value changes of the pledged MSR liability are separately presented within Pledged MSR liability expense and are offset by the two corresponding amounts presented in other statement of operations line items. We record both our pledged MSRs and the associated MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the associated MSRs pledged, presented in MSR valuation adjustments, net.
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
Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $169.2 million at December 31, 2020, of which $131.8 million were attributable to NRZ agreements.
Advance Obligation
As a servicer, we are generally obligated to advance funds in the event borrowers are delinquent on their monthly mortgage related payments. We advance principal and interest (P&I Advances), taxes and insurance (T&I Advances) and legal fees, property valuation fees, property inspection fees, maintenance costs and preservation costs on properties that have been foreclosed (Corporate Advances). For certain loans in non-Agency securitization trusts, we have the ability to cease making P&I advances and immediately recover advances previously made from the general collections of the respective trust if we determine that our P&I advances cannot be recovered from the projected future cash flows. With T&I and Corporate advances, we continue to advance if net future cash flows exceed projected future advances without regard to advances already made.
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most subservicing agreements, including our agreements with NRZ, provide for prompt reimbursement of any advances from the owner of the servicing rights. Refer to Note 25 — Commitments to the Consolidated Financial Statements for further description of servicer advance obligations.
Significant Variables
Aggregate UPB and Loan Count. Servicing fees are generally expressed as a percentage of UPB and subservicing fees are earned on a per-loan basis or expressed as a percentage of UPB. Aggregate UPB and loan count decline as a result of portfolio run-off and increase to the extent we retain MSRs from new originations or engage in MSR acquisitions, to the extent permitted.

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
Reverse Mortgage Revenue
The activities and financial performance related to reverse mortgage loans that are securitized and classified as held for investment, at fair value, together with the HMBS-related borrowings, at fair value (internally identified as our Reverse Servicing business) are reflected in the Servicing segment, consistent with how the activities are managed and internally reported beginning in 2020. Segment results for 2019 and 2018 have been recast to conform to the current segment presentation. Once a reverse mortgage loan is securitized, our activities are generally consistent with other loan servicing as described above, with the following variations.
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $2.0 billion at December 31, 2020. These draws or tails are funded by the servicer and can be subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws.
As an HMBS issuer, we assume certain obligations related to each security issued. In addition to our obligation to fund tails, the most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach 98% of the maximum claim amount (MCA repurchases or active buyouts). Active repurchased loans are assigned to HUD and payment is received from HUD through a claims process. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount; we bear the risk of exposure if the outstanding balance on a loan exceeds the maximum claim amount. Inactive repurchased loans or buyouts (loans that are in default for one of the following reasons - title conveyances or the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property securing the inactive reverse loan for an acceptable price within the timeframe established by HUD (six months), we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remains with us; we may incur additional losses on REO properties as they progress through the liquidation processes related to delayed timelines due to market conditions, sales commissions, property preservation costs or property tax and insurance advances. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
The reverse mortgage revenue reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings. We elected the fair value accounting election for both our reverse mortgage loans held for investment and the HMBS-related borrowings. The fair value changes include the contractual interest income earned on securitized reverse mortgage loans, net of interest expense on HMBS-related borrowings, and the change in fair value of these assets and liabilities. The fair value of reverse mortgage loans held for investment includes gains on future tails as a result of our fair value elections. Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums.
The fair value of our HECM loan portfolio generally decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation. HECM loans have a longer duration than HMBS-related borrowings as a result of the future draw commitments, and our obligations as issuer of HMBS to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to 98% of the maximum claim amount.
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue
Servicing and subservicing fees:
Residential	$727.7	$970.3	$930.0	(25)%	4%
Commercial	3.5	3.8	5.5	(8)	(31)
	731.2	974.2	935.5	(25)	4
Gain on loans held for sale, net	14.7	5.4	6.0	172	(10)
Reverse mortgage revenue, net	7.6	63.5	44.1	(88)	44
Other revenue, net	4.2	5.4	7.3	(22)	(25)
Total revenue	757.7	1,048.5	992.9	(28)	6

MSR valuation adjustments, net	(276.3)	(120.9)	(153.5)	129	(21)

Operating expenses
Compensation and benefits	113.6	144.0	154.5	(21)	(7)
Servicing and origination	68.4	101.3	114.6	(32)	(12)
Professional services	28.1	42.2	53.6	(33)	(21)
Occupancy and equipment	31.0	44.3	42.6	(30)	4
Technology and communications	25.2	32.6	45.6	(23)	(28)
Corporate overhead allocations	61.0	197.9	211.7	(69)	(7)
Other expenses	4.5	(14.3)	5.9	(131)	(342)
Total operating expenses	331.9	548.0	628.6	(39)	(13)

Other income (expense)
Interest income	7.1	10.1	7.1	(30)	42
Interest expense	(90.7)	(102.5)	(90.8)	(12)	13
Pledged MSR liability expense	(152.5)	(372.2)	(172.3)	(59)	116
Gain on sale of MSRs, net	—	0.5	1.3	(100)	(66)
Other, net	10.8	11.8	(3.2)	(8)	(469)
Total other expense, net	(225.3)	(452.3)	(257.9)	(50)	75

Loss from continuing operations before income taxes	$(75.8)	$(72.7)	$(47.1)	4%	54%

The following table provides selected operating statistics for our Servicing segment:

				% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Residential Assets Serviced at December 31
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$177.6	$198.9	$243.4	(11)%	(18)%
Non-performing loans	10.3	11.2	10.4	(8)	8
Non-performing real estate	0.9	2.2	2.2	(59)	—
Total	$188.8	$212.4	$256.0	(11)	(17)

Conventional loans (2)	$77.0	$95.3	$127.1	(19)%	(25)%
Government-insured loans	34.8	30.1	27.7	16	9
Non-Agency loans	77.0	87.0	101.3	(11)	(14)
Total	$188.8	$212.4	$256.0	(11)	(17)

Servicing portfolio (5)	$97.4	$76.7	$72.4	27%	6%
Subservicing portfolio	24.3	17.1	53.1	42	(68)
NRZ (3) (6)	67.1	118.6	130.5	(43)	(9)
	$188.8	$212.4	$256.0	(11)	(17)

Prepayment speed (CPR) (4)
12-month % Voluntary CPR	15%	11%	11%	36%	—%
12-month % Involuntary CPR	2	2	2	—	—
Total 12-month % CPR	20	16	13	25	23

Number (in 000’s):
Performing loans (1)	1,048.7	1,344.9	1,499.0	(22)%	(10)%
Non-performing loans	52.2	60.7	52.3	(14)	16
Non-performing real estate	6.7	14.3	11.0	(53)	30
Total	1,107.6	1,419.9	1,562.2	(22)	(9)

Conventional loans (2)	349.6	607.9	677.9	(42)%	(10)%
Government-insured loans	201.9	185.1	182.6	9	1
Non-Agency loans	556.1	627.0	701.7	(11)	(11)
Total	1,107.6	1,419.9	1,562.2	(22)	(9)

Servicing portfolio	511.6	472.8	455.7	8%	4%
Subservicing portfolio	96.3	77.3	155.6	25	(50)
NRZ (3)	499.6	869.9	951.0	(43)	(9)
	1,107.6	1,419.9	1,562.2	(22)	(9)

n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans at December 31, 2020 include 89,458 prime loans with a UPB of $16.1 billion which we service or subservice. This compares to 111,246 prime loans with a UPB of $20.4 billion at December 31, 2019. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Loans serviced or subserviced pursuant to our agreements with NRZ.

(4)Average CPR includes voluntary and involuntary prepayments and scheduled principal amortization (not reflected in the above table).
(5)Includes $6.7 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at December 31, 2020.
(6)Includes $3.1 billion UPB of subserviced loans at December 31, 2020.
The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

				% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Reverse Mortgage Loans at December 31
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$6,299.6	$5,658.3	$4,985.0	11%	14%
Active Buyouts (2)	28.4	10.2	2.4	178	325
Inactive Buyouts (2)	60.9	26.4	15.7	131	68
Total	$6,389.0	$5,694.9	$5,003.1	12	14

Inactive buyouts % to total	0.95%	0.46%	0.31%	107	48

Future draw commitments (UBP) in millions:	2,044.4	1,937.4	1,426.8	6	36

Fair value in millions:
Loans held for investment (1)	$6,872.3	$6,120.9	$5,446.8	12	12
HMBS related borrowings	6,772.7	6,063.4	5,380.4	12	13
Net asset value	$99.6	$57.5	$66.4	73	(13)

Future Value (3)	$—	$47.0	$68.1	(100)	(31)
(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.
(3)Future Value represented the unrecognized net present value of estimated future cash flows from customer draws of the reverse mortgage loans (tails) and projected performance assumptions based on historical experience and industry benchmarks discounted at 12% related to HECM loans originated prior to January 1, 2019. On January 1, 2020, we made an irrevocable election to account for tails at fair value and recognized the $47.0 million Future Value through stockholders’ equity. Excludes the fair value of future draw commitments related to HECM loans purchased or originated after December 31, 2018 that we elected to carry at fair value.
The following table provides selected operating statistics related to advances for our Servicing segment:

	December 31, 2020				December 31, 2019
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$4	$30	$5	$38	$4	$20	$27	$51
Government-insured	1	55	28	84	—	47	26	73
Non-Agency	272	279	155	705	410	354	168	932
Total, net	$277	$365	$187	$828	$415	$420	$221	$1,056

The following table provides the rollforward of activity of our portfolio of residential assets serviced for the years ended December 31, that includes MSR and subserviced loans:

	Amount of UPB (in billions)			Count (in 000’s)
	2020	2019	2018	2020	2019	2018
Portfolio at beginning of year	$212.4	$256.0	$179.4	1,419.9	1,562.2	1,221.7
Acquisition of PHH	—	—	119.3	—	—	537.2
Other portfolio additions(1)(2)	57.2	26.1	9.4	194.5	100.6	41.0
Total additions	57.2	26.1	128.7	194.5	100.6	578.2
Sales	(0.2)	(1.2)	(0.6)	(1.6)	(8.3)	(3.3)
Servicing transfers (2) (3)	(40.2)	(30.3)	(23.0)	(303.1)	(48.5)	(73.9)
Runoff	(40.3)	(38.3)	(28.5)	(202.1)	(186.0)	(160.4)
Portfolio at end of year	$188.8	$212.3	$256.0	1,107.6	1,420.0	1,562.3
(1)Additions include purchased MSRs on portfolios consisting of 46,794 loans with a UPB of $15.8 billion that have not yet transferred to the Black Knight MSP servicing system as of December 31, 2020. These loans are scheduled to transfer onto Black Knight MSP by April 1, 2021. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(2)Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.
(3)Includes 270,218 deboarded loans with a UPB of $34.3 billion related to the termination of the subservicing agreement between NRZ and PMC on February 20, 2020. Refer to Note 10 — Rights to MSRs.
Year Ended December 31, 2020 versus 2019
Servicing and Subservicing Fees

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Loan servicing and subservicing fees
Servicing	$216.2	$227.5	$227.7	(5)%	—%
Subservicing	28.9	15.4	8.9	88	73
NRZ	383.7	577.0	539.0	(34)	7
Servicing and subservicing fees	628.8	820.0	775.6	(23)	6
Ancillary income	102.5	154.2	159.9	(34)	(4)
Total	$731.2	$974.2	$935.5	(25)	4
The 25% decline in total servicing and subservicing fees in 2020 as compared to 2019 is driven by two main factors: the reduction in fees collected on behalf of NRZ, as further discussed below, and the reduction in ancillary and float income which was mostly due to the COVID-19 environment and lower interest rates.
Servicing fees declined $11.3 million or 5% as compared to 2019. As our average volume serviced (MSRs owned) increased by 3% year-over-year, the decline in revenue is mostly due to the shortfall of servicing fee collections on loans under forbearance, and lower collection of deferred servicing fees. We do not recognize any servicing fees on GSE loans under forbearance that were not paying during the period, and have a shortfall of one month of servicing fees for PLS loans under forbearance. We typically collect deferred servicing fees upon loan liquidation and the moratorium and restrictions on foreclosures reduced our collection in 2020 as compared to 2019. The deferral of servicing fee collections due to forbearance is not expected to significantly impact our total cumulative revenue over the life of the loan but will reduce near-term revenue and cash flow. The delay in servicing fee collection is expected to be partially offset by lower runoff in our MSR portfolio, as the deferred servicing fees generally remain projected as future cash flows in the MSR valuation model.
Subservicing fees increased by $13.4 million as compared to 2019, mostly explained by the PMC subservicing agreement with NRZ. Upon notice of termination by NRZ on February 20, 2020, the servicing fees collected on behalf of NRZ net of the remittance to NRZ has been reported as subservicing fees instead of NRZ MSR servicing fees in prior periods, with $15.9 million recognized in 2020. Ocwen performed subservicing of these loans subject to termination and earned subservicing fee until loan deboarding, which occurred on September 1 and October 1, 2020.

The following table below presents the respective drivers of residential and commercial loan servicing and subservicing fees.

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Servicing and subservicing fee
Servicing fee	$216.2	$227.5	$227.7	(5)%	—%
Average servicing fee (% of UPB)	0.28	0.30	0.32	(7)%	(6)%

Subservicing fee (1)	$28.9	$15.4	$8.9	88	73%
Average monthly fee per loan (in dollars)	$9	$12	$14	(25)	(14)%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio	$78.30	$76.14	$72.28	3%	5%
Subservicing portfolio	19.84	31.23	15.93	(36)	96%
NRZ	100.46	125.07	104.77	(20)	19%
Total	$198.60	$232.44	$192.98	(15)%	20%

Average number (in 000’s):
Servicing portfolio	466.1	471.8	463.5	(1)%	2%
Subservicing portfolio	268.5	106.2	53.0	153	100%
NRZ	561.6	913.2	748.4	(39)	22%
	1,296.2	1,491.2	1,264.9	(13)%	18%
(1)Subservicing fees for the year ended December 31, 2020 includes $15.9 million of fees earned on the NRZ PMC MSR Agreements upon receiving the notice of cancellation in February 2020.
The NRZ servicing fee includes the servicing fee collected on behalf of NRZ relating to the MSRs sold but not derecognized from our balance sheet. Under GAAP, we present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to NRZ reported as Pledged MSR liability expense. The NRZ collected fees declined by $193.3 million as compared to 2019.
The decline in the NRZ fee collection is driven by the decline in the average UPB of 20% as compared to 2019. The volume decline is mostly explained by the NRZ portfolio runoff and the derecognition of the MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020. As the NRZ relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSRs.

The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the NRZ agreements, together with the previously recognized amortization gain of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements. See Note 10 — Rights to MSRs for further information.

NRZ Servicing and Subservicing Fees	Years Ended December 31,
	2020	2019	2018
Servicing fees collected on behalf of NRZ	$383.7	$577.0	$539.0
Servicing fees remitted to NRZ (1)	(278.8)	(437.7)	(396.7)
Retained subservicing fees on NRZ agreements (2)	$104.8	$139.3	$142.3
Amortization gain of the lump-sum cash payments received (including fair value change) (1) (3)	34.2	95.1	148.9
Total retained subservicing fees and amortization gain of lump-sum payments (including fair value change)	$139.0	$234.4	$291.2

Average NRZ UPB (in billions) (4)	$100.5	$125.1	$104.8
Average retained subservicing fees as a % of NRZ UPB (excluding amortization gain of lump-sum cash payments)	0.10%	0.11%	0.14%
(1)Reported within Pledged MSR liability expense.
(2)Excludes the servicing fees of loans under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and subservicing fees earned under subservicing agreements.
(3)In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen received under the renegotiated agreements. These upfront payments received from NRZ were deferred and recorded within Other income (expense), Pledged MSR liability expense, as they amortized through the term of the original agreements (April 2020). See Note 10 — Rights to MSRs for further information.
(4)Excludes the UPB of loans subserviced under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and excludes the UPB of loans under subservicing agreements.
The following table presents the detail of our ancillary income:

	Years Ended December 31,			% Change
Ancillary Income	2020	2019	2018	2020 vs 2019	2019 vs 2018
Late charges	$47.7	$57.2	$61.5	(17)%	(7)%
Custodial accounts (float earnings)	9.9	47.5	40.4	(79)	18
Loan collection fees	13.0	15.5	18.4	(16)	(16)
HAMP fees	0.6	5.5	14.3	(90)	(62)
Other	31.3	28.5	25.4	10	12
Ancillary income	$102.5	$154.2	$159.9	(34)%	(4)%

Number of completed modifications	28,322	25,754	39,545	10%	(35)%
Revenue recognized in connection with loan modifications	$30.2	38.5	59.4	(22)	(35)
Ancillary income declined by $51.7 million, as compared to 2019 primarily due to a $37.6 million, or 79% decline in float income that was mainly due to lower interest rates. The average 1-month LIBOR rate dropped over 120 basis points as compared to 2019. The combined effect of lower servicing volume, the COVID-19 environment restricting late fees or collection fees on loans under forbearance, and lower modification fees also contributed to the decline in ancillary income. Revenue recognized in connection with loan modifications, including HAMP fees and other fees, decreased $8.3 million due to the expiration of the program.

Reverse Mortgage Revenue, Net
Reverse mortgage revenue, net is comprised of the net change in fair value of securitized loans held for investment and HMBS-related borrowings. The decline of $55.9 million, or 88%, as compared to 2019 is primarily attributable to the fair value election for future draw commitments and the unfavorable assumption updates due to the COVID-19 environment and increased prepayments.
We recorded a $31.2 million gain on tail draws upon their funding and securitization in 2019 and nil in 2020 due to our fair value election. On January 1, 2020, we elected fair value accounting for future draw commitments on HECM reverse mortgage loans purchased or originated before December 31, 2018. The fair value election resulted in the one-time recognition of $47.0 million gain through stockholders’ equity on January 1, 2020. Under this accounting treatment, the fair value of tail draws is recorded together with the loan at the time of lock within the Originations segment, while any subsequent change in fair value is recorded within the Servicing segment. As such, during 2020 we did not recognize any gain on tail draws in the Servicing segment.
We recorded an additional $21.1 million fair value loss in 2020 as compared to 2019 due to unfavorable assumption updates and higher actual prepayments. The unfavorable assumption updates in 2020 were primarily related to elevated levels of projected prepayments in the market, lower tail gains and other COVID-specific updates, including higher mortality and inactive status or delinquency. We did not record any significant change in fair value of securitized loans held for investment net of HMBS-related borrowings relating to interest rates and spreads between 2019 and 2020.
MSR Valuation Adjustments, Net
The following table summarizes the MSR valuation adjustments, net reported in our Servicing segment, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSR and the pledged MSRs transferred to NRZ that did not achieve sale accounting treatment:

	Years Ended December 31,
	2020			2019			2018
	Total (1)	Owned MSR (1)	Pledged MSR (2) (NRZ)	Total (1)	Owned MSR (1)	Pledged MSR (2) (NRZ)	Total (1)	Owned MSR (1)	Pledged MSR (2) (NRZ)
Runoff	$(173.3)	$(109.5)	$(63.8)	$(215.4)	$(102.0)	$(113.4)	$(159.3)	$(82.0)	$(77.3)
Rate and assumption change (1)	(147.9)	(129.1)	(18.8)	94.0	(53.1)	147.1	5.9	10.8	(4.9)
Hedging gain	44.9	44.9	—	0.5	0.5	—	—	—	—
Total	$(276.3)	$(193.7)	$(82.6)	$(120.9)	$(154.6)	$33.8	$(153.5)	$(71.2)	$(82.2)
(1)Excludes gains of $41.7 million for the year ended December 31, 2020 (nil in 2019) on the revaluation of MSRs purchased in disorderly markets, that is reported in the Originations segment.
(2)For those MSR sale transactions with NRZ that do not achieve sale accounting treatment, we present gross the pledged MSR as an asset and the corresponding liability amount pledged MSR liability on our balance sheet. Because we record both our pledged MSRs with NRZ and the associated MSR liability at fair value, the changes in fair value of the pledged MSR liability are offset by the changes in fair value of the associated pledged MSR asset, presented in MSR valuation adjustments, net. Although fair value changes are separately presented in our statement of operations, we are not exposed to any fair value changes of the MSR pledged to NRZ. See Note 10 — Rights to MSRs for further information.
We reported a $276.3 million loss in MSR valuation adjustments, net in 2020, with a $193.7 million loss on our owned MSRs and an $82.6 million loss on the MSRs transferred and pledged to NRZ.
The $193.7 million loss on our owned MSRs in 2020 is comprised of $109.5 million portfolio runoff and a $129.1 million loss due to changes in interest rates and assumptions, partially offset by a $44.9 million hedging gain. The elevated portfolio runoff is driven by high prepayments of our GSE portfolio due to historically low interest rates, with a 98 basis point decline in the 10-year swap rate during 2020, and an 81 basis-point decline in 2019. We implemented a MSR macro-hedge strategy in the fourth quarter of 2019 to partially protect us against interest rate volatility. Refer to the Market Risk sections for further detail on our hedging strategy and its effectiveness.
Ocwen replenished and grew its GSE portfolio in 2020 with total originations and purchases of $36.2 billion UPB of MSR or 66% of the GSE owned portfolio at December 31, 2020, resulting in a weighted average coupon of 3.40% as compared to 4.26% as of December 31, 2019. MSR runoff due to prepayment is generally lower with lower mortgage loan portfolio coupons. Comparatively, most of the non-Agency MSR portfolio relates to loans originated pre-2008 financial crisis and are less sensitive to interest rates. The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs during 2020, with the breakdown by investor type.

	Fair Value				UPB ($ in billions)
	GSEs	Ginnie Mae	Non- Agency	Total	GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$307.2	$99.0	$165.1	$571.3	$30.0	$14.4	$26.6	$71.0
Additions
New cap.	62.0	6.7	—	68.7	6.3	0.6	—	6.9
Purchases (1)	267.0	18.8	3.1	288.9	30.0	1.6	0.4	32.0
Sales/servicing transfers	(1.3)	(0.2)	(0.1)	(1.6)	(0.2)	—	—	(0.2)
Sales/calls	—	—	—	—	(0.1)	—	—	(0.1)
Change in fair value:
Runoff	(70.7)	(11.6)	(29.0)	(111.3)	(10.9)	(3.5)	(4.9)	(19.3)
Assumptions (2)	(56.3)	(37.3)	5.4	(88.2)	—	—	—	—
Ending balance	$507.9	$75.4	$144.5	$727.8	$55.1	$13.1	$22.1	$90.3
Fair value (% of UPB)	0.92%	0.58%	0.65%	0.81%
(1)Includes $15.0 billion UPB of GSE MSRs purchased in bulk transactions in December 2020.
(2)Includes gains of $41.7 million on the revaluation of MSRs purchased in COVID-19 market conditions, that is reported in the Originations segment.
The $82.6 million loss on the MSRs transferred to NRZ does not affect our net income as it is offset by a corresponding $82.6 million gain on the pledged MSR liability, reported as Pledged MSR liability expense. The factors underlying the fair value loss of the NRZ Pledged MSR and its variance between 2019 and 2020 are similar to our owned MSR, discussed above, with the exception of the fair value gain due to assumptions on non-Agency MSR (NRZ pledged) reported in 2019, and the lower UPB due to the termination of the PMC servicing agreement by NRZ in February 2020.
Compensation and Benefits

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Compensation and benefits	$113.6	$144.0	$154.5	(21)%	(7)%

Average Employment - Servicing
India and other	2,880	3,360	4,097	(14)%	(18)
U.S.	730	1,158	1,128	(37)	3
Total	3,610	4,518	5,225	(20)	(14)
Compensation and benefits expense declined $30.4 million, or 21% as compared to 2019 due to our efforts to re-engineer our cost structure and align headcount in our servicing operations with the size of our servicing portfolio. Salaries and benefit expenses declined $28.6 million and $6.1 million, respectively, due to a 20% lower average servicing headcount, as compared to 2019, and the change in the composition of our headcount with relatively more offshore, and less U.S. resources. Offshore headcount, whose average compensation cost is relatively lower, increased from 74% to 80% of total headcount, compared to 2019. A $3.6 million decline in commissions also contributed to the decline in expense. Partially offsetting these declines are $1.5 million of costs related to our 2020 re-engineering initiatives, $3.0 million incremental incentive compensation and $4.2 million of compensation expenses related to COVID-19.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans and provision expense for advances and servicing representation and warranties. Servicing expense declined $32.8 million, or 32%, as compared to 2019 primarily due to a $13.0 million decrease in government-insured claim loss provisions on reinstated or modified loans and a general decline in other servicer-related expenses that was primarily driven by a 13% reduction in the average number of loans in our servicing portfolio. The reduction in government-insured claim loss provisions is due to the combined effect of a decline in claims, mostly due to the COVID-19 moratorium, and lower loss severity, mostly driven by a reduction in the foreclosure and liquidation timeline of loans. The government-insured claim loss provisions recorded in 2019 included claims of a legacy portfolio with higher severity loans. Government-insured claim loss provisions are generally offset by changes in the fair value of the corresponding MSRs, which are recorded in MSR valuation adjustments, net. The decrease is also attributable to $9.1 million improved advance recoveries, which decreased loss severity rates used in the computation of advance reserves, and the recovery of $3.1 million previously recognized as Servicing and origination expense in connection with a settlement from a mortgage insurer as well as a $6.8 million release of indemnification reserves related to such settlement.
Other Operating Expenses
Occupancy and equipment expense decreased $13.3 million, or 30% in 2020, as compared to 2019. The decrease is largely due to the effect of the decline in the size of the servicing portfolio on various direct and allocated expenses, including postage and mailing services, which declined by $4.6 million, and the decline in our overall occupancy and equipment expenses due to certain facility closures as part of the integration of PHH.
Professional services expense declined $14.0 million, or 33%, as compared to 2019 due to a $14.5 million decline in legal fees largely due to declines in legal expenses relating to the PHH integration and litigation and a decline in fees incurred in connection with the conversion of NRZ’s Rights to MSRs to fully-owned MSRs. Professional services expenses in 2020 included $1.6 million of COVID-19 related expenses
Technology and communication expense declined $7.4 million, or 23%, as compared to 2019. The costs savings were driven by our servicing platform integration as we no longer license the REALServicing servicing system from Altisource following our transition to Black Knight MSP beginning in June 2019.
Corporate overhead allocations declined $136.9 million, as compared to 2019, primarily due to lower compensation and benefits, technology expenses, legal fees, and occupancy and equipment costs. The relative weight of average headcount to the consolidated organization declined as compared to 2019. Furthermore, the allocation methodology of corporate overhead was updated in the first quarter 2020 and resulted in lower expenses being allocated to the Servicing segment. Refer to the Corporate Items and Other segment discussion.
Other expenses increased $18.8 million as compared to 2019 primarily due to a lower provision for indemnification obligations in 2019 that was largely a result of the reversal of a portion of the liability for representation and warranty obligations related to favorable updates to default, defect and severity assumptions relative to historical performance. In addition, Other expenses for 2019 also includes a $7.2 million expense recovery in connection with a settlement with a mortgage insurer.
Other Income (Expense)
Other income (expense) includes primarily net interest expense and the pledged MSR liability expense.

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Interest Expense
Advance match funded liabilities	$24.1	$26.9	$30.7	(10)%	(12)%
Other secured borrowings	21.3	11.6	6.3	84	84%
Corporate debt interest expense allocation	38.2	54.9	49.0	(30)	12%
Escrow and other	7.0	9.1	4.8	(23)	90%
Total interest expense	$90.7	$102.5	$90.8	(12)%	13%

Average balances
Average balance of advances	$891.3	$1,006.3	$1,214.4	(11)%	(17)%
Advance match funded liabilities	603.7	671.8	737.0	(10)	(9)%
Other secured borrowings	376.2	191.5	74.6	96	157%
Effective average interest rate					n/m
Advance match funded liabilities	4.00%	4.00%	4.17%	—%	(4)%
Other secured borrowings	5.66	6.08	8.48	(7)	(28)%
Average one-month LIBOR	0.52%	1.75%	2.45%	(70)%	(29)%

Interest expense declined by $11.9 million, or 12%, compared to 2019. The decline in interest expense is primarily due to the decline in the amount of debt used to fund servicing advances and other servicing assets, as reflected in the decline in the interest expense allocation from the Corporate segment. This decline was offset in part by an increase in interest expense on new MSR financing facilities entered into during the third and fourth quarters of 2019.
Pledged MSR liability expense relates to the MSR sale agreements with NRZ that do not achieve sale accounting and are presented on a gross basis in our financial statements. See Note 10 — Rights to MSRs to the Consolidated Financial Statements. Pledged MSR liability expense includes the servicing fee remittance to NRZ and the fair value changes of the pledged MSR liability.
The following table provides information regarding the Pledged MSR liability expense:

	Years Ended December 31,
	2020	2019	2018
Net servicing fee remitted to NRZ (1)	$278.8	$437.7	$396.7
Pledged MSR liability fair value (gain) loss (2)	(82.6)	33.8	(82.2)
2017/18 lump sum amortization gain	(34.2)	(95.1)	(148.9)
Other	(9.6)	(4.2)	6.7
Pledged MSR liability expense	$152.4	$372.2	$172.3
(1)Offset by corresponding amount recorded in Servicing and subservicing fee. See table below.
(2)Offset by corresponding amount recorded in MSR valuation adjustments, net. See table below.
Pledged MSR liability expense decreased $219.7 million as compared to 2019, largely due to a $116.3 million favorable fair value change and a $158.8 million decline in servicing fee remittance. Pledged MSR liability expense for 2019 included an unfavorable fair value adjustment resulting from, among other factors, an update to our MSR fair value assumptions associated with improved collateral performance and market trade activity. The decline in net servicing fee remittance to NRZ was driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020, which also reduced the servicing fees collected on behalf of NRZ. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR to NRZ) and Servicing and subservicing fee (NRZ).
Partially offsetting the decrease in Pledged MSR liability expense was $60.9 million lower amortization gain related to the lump-sum cash payments received from NRZ in 2017 and 2018. This decrease is due to the lump-sum payments being fully amortized at the end of the second quarter of 2020. Refer to the above discussion of NRZ servicing fees.
The table below reflects the condensed consolidated statement of operations together with the amounts related to the NRZ pledged MSRs that offset each other (nil impact on net income/loss). The table provides information related to the impact of the accounting for the NRZ relationship that did not achieve sale accounting treatment, and is not intended to reflect the profitability of the NRZ relationship. Net servicing fee remittance and pledged MSR fair value changes are presented on a gross basis and are offset by corresponding amounts presented in other statement of operations line items. In addition, because we record both our pledged MSRs and the associated pledged MSR liability at fair value, the changes in fair value of the pledged MSR liability were offset by the changes in fair value of the MSRs pledged, presented in MSR valuation adjustments, net. Accordingly, only the lump sum amortization gain and the amount reported in “Other” in the table above affect our net earnings.

	Years Ended December 31,
	2020		2019		2018
	Statement of Operations	NRZ Pledged MSR-related Amounts	Statement of Operations	NRZ Pledged MSR-related Amounts	Statement of Operations	NRZ Pledged MSR-related Amounts
Total revenue	$960.9	$278.8	$1,123.4	$437.7	$1,063.0	$396.7
MSR valuation adjustments, net	(251.9)	(82.6)	(120.9)	33.8	(153.5)	(82.2)
Total operating expenses	575.7	—	673.9	—	779.0	—
Total other expense, net	(239.0)	(196.3)	(455.1)	(471.4)	(202.0)	(314.5)
Loss before income taxes	$(105.7)	$—	$(126.5)	$—	$(71.5)	$—

Originations
We originate and purchase loans and MSRs through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the GSE Cash Window programs and bulk MSR purchases.
We originate or purchase conventional loans (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency) and government-insured (FHA or VA) forward mortgage loans. We generally sell and securitize loans on a servicing-retained basis. The GSEs and Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of HECM mortgage-backed securities (HMBS) that are guaranteed by Ginnie Mae.
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
We re-entered the forward lending correspondent channel in the second quarter of 2019 to drive higher servicing portfolio replenishment. We purchase closed loans from our network of correspondent sellers and sell and securitize them. As of December 31, 2020, we have client relationships with 131 approved correspondent sellers, or 85 new sellers since December 31, 2019.
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally insured by the FHA, which provides investors with protection against risk of borrower default. In the second half of 2019, we started originating proprietary reverse mortgage loans that are not FHA-insured and are sold servicing-released to third parties. The financial statement impact of these non-HECM loans was negligible in 2019 and 2020. We retain the servicing rights to reverse HECM loans securitized through the Ginnie Mae HMBS program; however, the securitization program fails sale accounting such that the underlying HECM loans are not de-recognized upon securitization. The activities and financial performance related to reverse mortgage loans that are securitized (internally referred to as Reverse Servicing business) are reflected in the Servicing segment, consistent with how the activities are managed and internally reported beginning in 2020. Segment results for 2019 and 2018 have been recast to conform to the current segment presentation. See Note 23 — Business Segment Reporting for further information.
After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis and through whole loan transactions on a servicing released basis. Lending revenues mostly include interest income earned for the period the loans are held by us, gain on sale revenue, which represents the difference between the origination value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the reverse mortgage loans are classified as loans held for investment, at fair value, reverse mortgage revenues include the fair value changes of the loan from lock date to securitization date. No gain or loss is recognized upon securitization. Securitized loans are reflected within the Servicing segment.
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
We purchase MSRs through flow purchase agreements, the GSE Cash Window programs and bulk MSR purchases. The GSE Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSR through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or GSE Cash Window programs. As of December 31, 2020, we have client relationships with 322 sellers, including 191 MSR co-issue and flow sellers and 131 correspondent sellers.

We initially recognize our MSR origination with the associated economics in our Originations business, and subsequently transfer the MSR to our Servicing segment at fair value. Our Servicing segment reflects all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes.
We source additional servicing volume through our subservicing and interim servicing agreements and we intend to grow our subservicing business through our enterprise sales. We do not report any revenue or gain associated with subservicing, as it is reported within the Servicing segment. However, sales efforts and certain costs - marginal compensation and benefits - are managed and reported within the Originations segment.
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

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue
Gain on loans held for sale, net	$105.2	$32.9	$31.3	220%	5%
Reverse mortgage revenue, net	53.1	22.9	16.1	132	42
Other revenue, net	21.0	6.0	4.5	251	33
Total revenue	179.3	61.7	52.0	191	19

MSR valuation adjustments, net	41.7	—	—	n/m	n/m

Operating expenses
Compensation and benefits	62.2	43.8	37.4	42	17
Servicing and origination	7.2	7.0	16.4	3	(57)
Occupancy and equipment	5.4	6.4	6.0	(16)	7
Technology and communications	5.5	3.2	1.9	72	68
Professional services	9.3	1.3	1.2	615	8
Corporate overhead allocations	18.2	6.0	3.7	203	63
Other expenses	6.5	4.8	6.7	35	(28)
Total operating expenses	114.4	72.5	73.3	58	(1)

Other income (expense)
Interest income	7.0	5.2	4.4	35	20
Interest expense	(9.8)	(7.6)	(7.3)	29	4
Other, net	0.4	0.9	1.6	(56)	(44)
Total other income (expense), net	(2.5)	(1.5)	(1.4)	67	7

Income (loss) from continuing operations before income taxes	$104.2	$(12.2)	$(22.7)	(954)	(46)

The following table provides selected operating statistics for our Origination segment:

	Years Ended December 31,			% Change
UPB in millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Loan Production by Channel
Forward loans
Correspondent	$5,685.5	$494.0	$0.4	n/m	n/m
Recapture	1,309.8	656.6	868.1	99	(24)
Wholesale	—	—	1.8	n/m	(100)
	$6,995.3	$1,150.6	$870.3	508	32

% Purchase production	20	18	4	11	350
% Refinance production	80	82	96	(2)	(15)

Reverse loans (1)
Correspondent	$470.3	$411.6	$360.4	14%	14%
Wholesale	300.5	238.2	170.9	26	39
Retail	170.8	79.6	62.4	115	28
	$941.6	$729.4	$593.7	29	23

MSR Purchases by Channel (Forward only)
GSE Cash Window / Flow MSR purchases	15,111.6	908.3	—	n/m	n/m
Bulk MSR purchases	16,566.2	14,616.7	144.3	13	n/m
	$31,677.8	$15,525.0	$144.3	104	n/m

Total (2)	$39,614.7	$17,405.0	$1,608.3	128	982

Short-term loan commitment (at year end)
Forward loans	$619.7	$204.0	132.1	204%	54%
Reverse loans	11.7	28.5	18.1	(59)	57

Average Employment - Originations
U.S.	461	387	425	19%	(9)%
India and other	177	97	131	82	(26)
Total	638	484	556	32	(13)
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination.
(2)Excludes interim subservicing.

Gain on Loans Held for Sale
The following table provides information regarding Gain on loans held for sale by channel and the related origination volume and margin:

	Years Ended December 31,		% Change
	2020	2019	2020 vs 2019
Gain on Loans Held for Sale (1)
Correspondent	$18.6	$0.1	n/m
Recapture	86.6	32.8	164
	$105.2	$32.9	220%
% Gain on Sale Margin (2)
Correspondent	0.32%	0.02%	n/m
Recapture	5.55	5.00	11
	1.42%	2.65%	(46)%
Origination UPB (3)
Correspondent	$5,851.1	$584.6	901%
Recapture	1,560.4	655.5	138
	$7,411.5	$1,240.1	498%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to volume UPB -see (3) below. Note that the ratio differs from the day-one gain on sale margin upon lock.
(3)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
Gain on loans held for sale, net, increased $72.3 million, or 220%, as compared to 2019, mostly due to the significant increase (approximately 500%) in our loan production volume. The $5.8 billion new production volume increase in 2020 is driven by both our correspondent channel that we re-started in the second quarter of 2019 and our recapture channel. Our pipeline, or lock commitments, significantly increased in 2020 benefit from the refinance opportunities in the market driven by mortgage rate decrease to historical low levels. Both margins in the correspondent and recapture channels were higher in 2020, as compared to 2019, due to significant volatility attributed to the rate rally and COVID-19 related market disruption. The lower average gain on sale margin is mainly due to our channel mix, with an increased relative weight of our lower-margin correspondent production.
Reverse Mortgage Revenue, Net
The following table provides information regarding the Reverse mortgage revenue, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Years Ended December 31,		% Change
	2020	2019	2020 vs 2019
Origination UPB (1)	$915.4	$731.4	25%
Origination margin (2)	5.81%	3.12%	86
Reverse mortgage revenue, net (Originations) (3)	$53.1	$22.9	132%
(1)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
(2)Ratio of Originations gain to origination UPB - see (1) above.
(3)Includes gain on new origination, and loan fees and other.
We reported $53.1 million Reverse mortgage revenue, net in 2020, a $30.3 million or 132% increase as compared to 2019. As detailed in the above table, the increase is driven by both a volume increase and a higher average margin. The higher average margin increase is mostly driven by a change to the channel mix, in addition to market related dynamics driving margins upward in 2020 that we anticipate to abate in 2020 as margins normalize and originations mix wherein the lower margin, higher volume channels weigh down the average margin.
Other revenue, net
Other revenue, net increased $15.0 million as compared to 2019 primarily due to higher fees earned on increased loan origination volume and setup fees earned for loans boarded on our servicing platform, mostly driven by the increased volume of our correspondent channel and flow MSR purchases.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes a gain of $41.7 million in 2020 (nil in 2019) due to the revaluation gains on certain MSRs opportunistically purchased through bulk MSR purchases, the GSE Cash Window programs, and flow purchases. Due to the market dislocation created by the COVID-19 environment, we seized the opportunity to purchase certain MSRs with a purchase price at a discount to fair value. Opportunities for fair value discount or margins were larger in the early period of the pandemic and have reduced as markets start to normalize. In addition, as an aggregator of MSRs, we recognized valuation adjustments for differences in the exit markets in accordance with the accounting fair value guidance. We report such initial margin gains, including due to the revaluation to mid-point of the bid-ask spread, within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. We transfer the MSR from the Originations segment to the Servicing segment at fair value upon closing.
Operating Expenses
Operating expenses increased $41.9 million, or 58%, as compared to 2019, primarily due to increases in our direct expenses, including an $18.4 million increase in Compensation and benefits, a $12.2 million increase in corporate overhead allocations and an $8.0 million increase in Professional services. Certain expenses are variable, and as a result, as origination volume increased so did the related expenses. Examples include commissions, recorded in Compensation and benefits expense, certain outsourced services to support the surge in our Originations business recorded in Professional services, and advertising expense recorded in Other expenses. Total average headcount increased 32% as compared to 2019, reflecting increases in staffing levels as part of our initiative to increase volume, including our re-entry into the forward lending correspondent channel in the second quarter of 2019, offset in part by our PHH integration and cost re-engineering initiatives. The $18.4 million, or 42% increase in Compensation and benefits expense as compared to 2019 is largely due to increased headcount and higher origination volume. Salaries and benefits expenses increased by $6.2 million, and commissions were $6.1 million higher. In addition, Compensation and benefit expense for 2020 includes $2.4 million related to our 2020 re-engineering initiatives and $1.6 million incremental incentive compensation. The $12.2 million increase in corporate overhead allocations is mostly attributed to the increase in our origination volume and the increase in the relative weight of average headcount to the consolidated organization, as compared to 2019. The increase in corporate overhead allocations due to the allocation drivers is partially offset by the effects of our cost re-engineering initiatives.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increases in interest income and interest expense as compared to 2019 is primarily the result of the increase in the average held-for-sale loan and warehouse debt balances, due to increased loan production volumes.
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
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate support services costs, specifically compensation and benefits and professional services expense, have been, and continue to be, significantly impacted by regulatory actions against us and by significant litigation matters. We anticipate that our ability to return to sustainable profitability will be significantly impacted by the degree to which we can reduce these costs going forward. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred related to our re-engineering initiatives and have not been allocated to other segments.
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 50% quote share of premiums and all related losses incurred by the third-party insurer, effective June 2020, and 40% through May 2020. The initial term of the reinsurance agreement expired December 31, 2020 and was automatically renewed for an additional one-year term.
Certain expenses incurred by corporate support services that are not directly attributable to a segment are allocated to the Servicing and Originations segments. Beginning in the first quarter of 2020, we updated our methodology to allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which now incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. In 2019, corporate support services costs were primarily allocated based on relative segment size. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering initiatives, and other costs related to operating as a public company.
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue
Premiums (CRL)	$6.2	$12.9	$16.6	(52)%	(22)%
Other revenue	0.4	0.3	1.6	54	(83)
Total revenue	6.6	13.2	18.1	(50)	(27)

Operating expenses
Compensation and benefits	89.6	125.7	106.1	(29)	19
Professional services	69.4	59.2	110.7	17	(47)
Technology and communications	28.9	43.4	50.8	(34)	(15)
Occupancy and equipment	11.1	17.4	11.1	(36)	57
Servicing and origination	1.7	0.7	0.3	124	(94)
Other expenses	8.2	11.0	13.7	(25)	(20)
Total operating expenses before corporate overhead allocations	208.8	257.4	292.5	(19)	(12)
Corporate overhead allocations
Servicing segment	(61.0)	(197.9)	(211.7)	(69)	(7)
Lending segment	(18.2)	(6.0)	(3.7)	202	63
Total operating expenses	129.5	53.5	77.1	142	(31)

Other income (expense), net
Interest income	1.9	1.8	2.6	9	(31)
Interest expense	(8.9)	(4.0)	(5.3)	121	(24)
Bargain purchase gain	—	(0.4)	64.0	(100)	(101)
Gain on repurchase of senior secured notes	—	5.1	—	(100)	n/m
Other, net	(4.3)	(3.8)	(4.1)	13	(8)
Total other (expense) income, net	(11.2)	(1.3)	57.2	775	(102)

Loss from continuing operations before income taxes	$(134.1)	$(41.6)	$(1.7)	222	n/m
n/m: not meaningful

Revenue
CRL premium revenue decreased $6.7 million, or 52%, as compared to 2019 primarily due to the 54% decline in the number of covered REO properties in our servicing portfolio, consistent with the 53% decline in the total number of REO properties in our Servicing portfolio. Factors contributing to the decline in covered properties include the current moratoria and restrictions on foreclosure procedures due to COVID-19, and the GSE removal of REO coverage requirements.
Compensation and Benefits
Compensation and benefits expense decreased $36.2 million, or 29%, as compared to 2019 mostly due to $35.7 million of severance and retention costs recognized in 2019 in connection with the PHH integration and cost re-engineering plan. The effects of other factors impacting Compensation and benefits expense were largely offsetting. Salaries and benefit expenses declined $14.3 million and $4.3 million, respectively, due to the effects of a 19% decrease in average corporate headcount, including a 40% decrease in average onshore headcount from 511 to 308. These cost savings were largely offset by $5.9 million compensation and benefit costs related to our 2020 re-engineering initiatives, $8.7 million incremental incentive compensation and $1.6 million additional compensation expenses related to COVID-19.
Professional Services
Professional services expense increased $10.3 million, or 17%, as compared to 2019, primarily due to the $34.7 million recovery in 2019 of prior expenses from a service provider and mortgage insurer, offset in part by $19.5 million other professional services expenses incurred in 2019 related to our cost reengineering plan, and a $6.9 million decrease in legal expenses. The net decline in legal expenses is largely due to an $8.0 million recovery in 2020 of prior expenses from a mortgage insurer and a reduction in litigation expenses, partially offset by an additional accrual for the CFPB and Florida matters in 2020. Professional services expense for 2020 includes $3.5 million of COVID-19 related expenses.
Other Operating Expenses
Technology and communications expense decreased $14.5 million, or 34%, as compared to 2019, primarily due to $4.4 million termination fees recorded in 2019 relating to PHH integration, a $4.0 million decline in depreciation expense, and a $3.4 million decline in telephone expense. Technology and communications expense for 2020 includes $3.1 million of COVID-19 related expenses. The expense reductions are primarily due to a decline in capitalized technology investments, the closure of U.S. facilities and our other cost reduction efforts which included bringing technology services in-house and re-engineering initiatives.
Occupancy and equipment expense decreased $6.3 million or 36%, as compared to 2019. The expense reduction is primarily due to the results of our cost reduction efforts, which include consolidating vendors and closing and consolidating certain facilities. The expense reduction is mostly related to depreciation expense, rent expense and interest on lease liabilities, net of the allocation of occupancy costs to other segments. In 2019, occupancy and equipment expense included PHH expenses and accelerated amortization of ROU assets in connection with our decision to vacate leased properties prior to the contractual maturity date of the lease agreements. In 2020, we partially abandoned two of our leased properties and decided to vacate other leased properties prior to contractual maturity, resulting in the recognition of facility-related costs totaling $6.0 million, versus $6.6 million of similar costs recognized in 2019. Occupancy and equipment expense for 2020 includes $0.9 million of COVID-19 related expenses.
Total operating expenses, after corporate overhead allocation, increased by $76.0 million, or 142%, as compared to 2019, primarily due to the $34.7 million recovery in 2019 of amounts previously recognized as expense from a service provider, which was not allocated, $19.2 million costs related to our 2020 re-engineering initiatives, and the effect of our updated methodology to allocate overhead costs which we implemented in 2020. Operating expenses for 2020 include $9.3 million of COVID-19 related expenses. These increases in expenses were partially offset by the effects of a decline in average headcount and our other cost reduction efforts, as well as $65.0 million of costs recognized in 2019 in connection with the PHH integration and cost re-engineering plan.
Other Income (Expense)
Interest expense increased $4.8 million, or 121%, as compared to 2019. A $16.6 million decrease in interest expense allocated to the Servicing segment and an $11.8 million decline in interest expense before allocation resulted in a $4.8 million increase in interest expense retained in the Corporate Items and Other segment. Interest expense allocated to the Servicing segment amounted to $38.2 million and $54.9 million in 2020 and 2019, respectively. The interest allocation represents a charge for the financing of MSRs and servicing advances which are funded by corporate debt. The $11.8 million decline in interest expense before allocation was primarily due to the $126.1 million prepayment of the outstanding SSTL balance in January 2020, the maturity of $97.5 million of our 7.375% senior unsecured notes in September 2019, and the repurchase of $39.4 million of our 8.375% senior secured notes in July and August 2019.

We recognized a bargain purchase gain of $64.0 million in 2018 in connection with the acquisition of PHH representing the excess of the net assets acquired over the consideration paid. The purchase price we negotiated contemplated that PHH would incur losses after the acquisition date. See Note 2 — Business Acquisition to the Consolidated Financial Statements for additional information.
In 2019, we repurchased a total of $39.4 million of our 8.375% Senior secured notes in the open market for a price of $34.3 million and recognized a gain of $5.1 million.

FOURTH QUARTER RESULTS
(Unaudited consolidated statements of operations)

	Quarters Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Revenue
Servicing and subservicing fees	$168.9	$230.4	(27)%
Gain on loans held for sale, net	44.5	12.0	271
Reverse mortgage revenue, net	9.7	13.4	(28)
Other revenue, net	8.0	5.8	38
Total revenue	231.0	261.6	(12)

MSR valuation adjustments, net	(20.6)	0.8	n/m

Operating expenses
Compensation and benefits	69.9	63.1	11
Professional services	29.1	25.4	15
Servicing and origination	16.7	22.2	(25)
Technology and communications	12.4	18.1	(31)
Occupancy and equipment	9.8	15.6	(37)
Other expenses	6.2	(5.1)	(222)
Total operating expenses	144.2	139.3	4

Other income (expense)
Interest income	3.2	4.6	(30)
Interest expense	(25.8)	(29.5)	(13)
Pledged MSR liability expense	(46.7)	(68.8)	(32)
Other, net	2.1	7.8	(73)
Other expense, net	(67.1)	(85.9)	(22)

Income (loss) before income taxes	(0.8)	37.2	(102)
Income tax expense	6.4	2.4	167
Net income (loss)	$(7.2)	$34.8	(121)

Segment income (loss) before taxes:
Servicing	$(1.5)	$53.5	(103)%
Originations	33.0	(0.2)	n/m
Corporate Items and Other	(32.3)	(16.0)	102
	$(0.8)	$37.2	(102)
n/m: not meaningful

We reported a net loss of $7.2 million for the fourth quarter of 2020 as compared to $34.8 million net income for the fourth quarter of 2019. On a pre-tax basis, our results were near breakeven for the fourth quarter of 2020 ($0.8 million loss).
Total revenue was $30.6 million, or 12% lower in the fourth quarter of 2020 as compared to the fourth quarter of 2019 primarily due to a decline in servicing fee revenue, offset in part by an increase in gain on loans held for sale. The decline in Servicing and subservicing fees was mostly driven by a decline in servicing fees collected on behalf of NRZ, primarily due to a lower serviced UPB as a result of the NRZ portfolio runoff and the derecognition of the MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020. Also, ancillary income declined largely due to lower interest rates. While the average UPB of our total servicing portfolio increased 11% as compared to the fourth quarter of 2019, a significant amount of portfolio additions occurred at or near the end of the quarter and generated minimal or no servicing fee revenue. Gain on loans held for sale, net, increased $32.5 million largely due to the $2.4 billion increase in total forward loan production, primarily the correspondent channel.
We reported a net $20.6 million loss on MSR valuation adjustments, net in the fourth quarter of 2020 compared to a $0.8 million net gain for the fourth quarter of 2019. The net loss reported in the fourth quarter of 2020 includes a $41.3 million loss due to runoff, a favorable $32.5 million gain mostly due to rates, partially offset by a $11.7 million hedging loss. The $21.4 million decline is primarily due to $43.6 million lower gains in the fourth quarter of 2020 related to interest rates and assumptions, net of hedging loss, and a $22.2 million favorable impact from lower portfolio runoff. The 10-year swap rate increased 21 basis points in the fourth quarter of 2020 as compared to a 33 basis-point increase in the fourth quarter of 2019. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in Pledged MSR liability expense. The lower runoff in the fourth quarter of 2020 is mostly driven by the termination of the NRZ PHH servicing agreement in February 2020 and elevated voluntary prepayments.
Operating expenses increased $4.8 million, or 4%,as compared with the fourth quarter of 2019. Operating expenses for the fourth quarter of 2020 includes $13.1 million of accruals for losses recorded in Professional services expense related to the CFPB matter, and $3.3 million of COVID-19 related expenses. Severance, retention, facility-related and other expenses related to our cost re-engineering plans of $5.9 million and $14.4 million were recognized in the fourth quarter of 2020 and 2019, respectively. Our cost reduction efforts include eliminating redundant costs through the integration process including headcount reductions, facility closures and legal entity reorganization as well as bringing technology services in-house. The effects of a 5% reduction in total average headcount on Compensation and benefits expense was more than offset by higher commissions on higher loan origination volume, as well as higher retention and incentive compensation costs. Operating expenses for the fourth quarter of 2020 and 2019 are net of recoveries of $11.9 million and $15.0 million, respectively of amounts recognized as expenses in prior periods.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We are actively engaged with our lenders and as a result, have successfully completed at market terms the following with respect to our current and anticipated financing needs:
•On January 22, 2020, we did not renew and let terminate a $50.0 million uncommitted warehouse facility used to fund reverse mortgage loan draws.
•On January 27, 2020, we executed an amendment to the SSTL agreement which provided for a net prepayment of $126.1 million to reduce the maximum borrowing capacity to $200.0 million, extended the maturity date to May 15, 2022, reduced the contractual quarterly principal payment from $6.4 million to $5.0 million and modified the interest rate.
•On March 12, 2020, we entered into a mortgage loan warehouse agreement to fund reverse mortgage loan draws by borrowers subsequent to origination. Under this agreement, the lender provides financing for up to $100.0 million to PMC on an uncommitted basis. In October 2020, the maturity date was extended to October 29, 2021 and the capacity was temporarily increased to $150.0 million until November 15, 2020 when it was reduced to $100.0 million. Concurrently, we reduced the maximum borrowing capacity of another reverse mortgage loan warehouse agreement from $100.0 million to $1.0 million in connection with Liberty’s transfer of substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020. On August 10, 2020, the maturity date of this agreement was extended to August 13, 2021.
•On May 7, 2020, we renewed the OMART variable funding advance financing facility through June 30, 2021 and increased the borrowing capacity from $200.0 million to $500.0 million. On August 17, 2020, we reduced the total borrowing capacity of the OMART variable-rate notes from $500.0 million to $250.0 million in conjunction with the issuance of new fixed-rate term notes disclosed above.
•On May 7, 2020, we renewed the OFAF advance financing facility through June 30, 2021 and increased the borrowing capacity from $60.0 million to $70.0 million.

•On May 7, 2020, we renewed a mortgage loan warehouse agreement with a maximum borrowing capacity of $175.0 million ($110.0 million of which is committed) through June 30, 2021. On November 25, 2020, we upsized this facility by $100.0 million, which increased the total committed borrowing capacity to $160.0 million.
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
•On June 30, 2020, we amended the Ginnie Mae MSR facility to include servicing advances as eligible collateral, upsized the borrowing capacity to $127.5 million from $100 million, and accelerated the maturity to December 20, 2020. On December 23, 2020, the maturity date was extended to December 27, 2021 and the borrowing capacity was reduced to $125.0 million.
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
•On November 19, 2020, we renewed a mortgage loan warehouse agreement with a total borrowing capacity of $250.0 million to November 18, 2021. The interest rate for this facility was increased to one-month LIBOR plus 3.25% for borrowings secured by forward mortgage loans and one-month LIBOR plus 350% for reverse mortgage loan borrowings.
•On December 24, 2020, we extended the maturity date of the $50.0 million warehouse facility used to fund reverse tails to January 15, 2021, when it was extended for an additional year.
•On February 1, 2021, the borrowing capacity was temporarily increased on our $100.0 million reverse mortgage loan facility to $150.0 million until February 28, 2021 when it will be reduced to $100.0 million.
See Note 14 — Borrowings to the Consolidated Financial Statements for additional information.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows at the dates indicated:

	December 31, 2020			December 31, 2019
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$795.0	$213.7	$—	$730.0	$50.9	$—
Mortgage loan warehouse facilities	1,037.0	186.9	398.4	1,125.0	108.4	684.4
MSR financing facilities	375.0	39.2	13.0	400.0	180.0	—
Total	$2,207.0	$439.8	$411.4	$2,255.0	$339.3	$684.4
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
The available borrowing capacity under our advance financing facilities increased by $162.8 million as compared to December 31, 2019 due to the $65.0 million net increase in total borrowing capacity and the $97.8 million decline in outstanding borrowings. At December 31, 2020, none could be funded under the available borrowing capacity based on the amount of eligible collateral that had been pledged to our advance financing facilities.
We may utilize committed borrowing capacity under our mortgage warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At December 31, 2020, we had no committed borrowing capacity, based on the amount of eligible collateral, and no uncommitted borrowing capacity. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At December 31, 2020, our unrestricted cash position was $284.8 million compared to $428.3 million at December 31, 2019. Throughout 2020, we voluntarily paid down or foregone borrowings on our facilities to reduce interest costs. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.

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
COVID-19 Update
The COVID-19 environment created unprecedented changes in the economy, volatility in the capital markets, and uncertainties in the mortgage industry. As of today, while market conditions have stabilized and our prior scenario planning has proven somewhat conservative, uncertainties related to the duration, severity and impact of the economic downturn remain. Two critical factors affect our liquidity management in the current COVID-19 environment: our increased advancing requirements as servicer during each investor remittance period, and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments.
First, as servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance. We also advance T&I and Corporate advances on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. As subservicer, we are also required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. However, servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements, and we are generally reimbursed by NRZ the same day we fund P&I advances, or within no more than three days for servicing advances and certain P&I advances under the Ocwen agreements. Refer to Note 25 — Commitments to the Consolidated Financial Statements for further description of servicer advance obligations.
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
We are focused on ensuring that we have sufficient liquidity sources to continue to operate through the pandemic as well as after. As such, in 2020 we increased the total borrowing capacity of our OMART and OFAF advance financing facilities from $730.0 million to $795.0 million and extended the amortization dates to June 2021 and August 2022. We also amended our Ginnie Mae MSR facility to include servicing advances as eligible collateral and increased the total borrowing capacity from $100.0 million to $125.0 million. We continuously evaluate alternative financings to diversify our sources of funds, optimize maturities and reduce our funding cost.
Regarding the current maturities of our borrowings, as of December 31, 2020, we have approximately $949.0 million of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $21.5 million 6.375% senior unsecured notes, $20.0 million in contractual repayments of our SSTL, $451.7 million of borrowings under forward and reverse mortgage warehouse facilities, $106.3 million of variable funding and term notes under advance financing facilities that will enter their respective amortization periods, $322.8 million outstanding under our Agency and Ginnie Mae MSR financing facilities and $26.7 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
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
We also rely on the secondary mortgage market as a source of consistent liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA, VA or United States Department of Agriculture (USDA).
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We have entered into an agreement with Oaktree Capital Management L.P. (Oaktree) to launch an MSR funding vehicle, MAV, in the first half of 2021 to accelerate the growth of our servicing volume. We also recently entered into an agreement with Oaktree in connection with an additional investment in Ocwen. See Capital Resources Outlook below, Note 25 — Commitments and Note 28 — Subsequent Events for additional information regarding this agreement. Our financing structure actions are targeted at optimizing access to capital and debt financing, improving our cost of funds, enhancing financial flexibility, bolstering liquidity and reducing funding risk while maintaining leverage within our risk tolerances. Historical losses have significantly eroded our stockholders’ equity and weakened our financial condition. To the extent we are not successful in achieving our objective of returning to profitability, funding continuing losses will limit our opportunities to grow our business through capital investment.

Capital Resources Outlook
On February 9, 2021 we announced the conclusion of the strategic process we began in May 2020. As a result of this process, we have reached an agreement with Oaktree for a $250.0 million cash investment into Ocwen. This investment is in addition to the previously announced strategic alliance to launch MSR Asset Vehicle, LLC (MAV). These combined investments from Oaktree are expected to contribute approximately $460.0 million into Ocwen and the MSR joint venture to fund growth and strengthen the corporate capital structure.
The debt investment by Oaktree will be structured as senior secured notes. The investment with be an aggregate of $285.0 million principal, with $250.0 million proceeds and $35.0 million of original issue discount (OID) and is subject to certain conditions, including, but not limited to, the contemporaneous consummation by Ocwen or one of its subsidiaries of an additional debt financing not to exceed $450.0 million. The Oaktree notes will bear interest at 12% cash or 13.25% payment-in-kind (PIK), with some limitations on PIK. The investment will be made in two tranches with the first investment of $199.5 million on a date mutually agreed and subject to certain conditions, including the refinancing of our corporate debt. In preparation for this refinancing and investment by Oaktree, on February 2, 2021, we submitted notices of redemption to the trustees of the 6.375% PHH notes and the 8.375% senior secured second lien notes, according to the indentures governing the notes, subject to a “financing condition”. We intend to use $100.0 million of the proceeds from the first tranche of the Oaktree notes to repay a portion of our corporate debt. The second investment of $85.5 million is subject to the launching of MAV and a minimum total net worth of $360.0 million at Ocwen Financial Corporation. We expect to use proceeds from the second tranche of the Oaktree notes to fund our investment in the MAV joint venture and for general corporate purposes, including to accelerate growth of our Originations and Servicing businesses.
If we are successful in the corporate debt refinancing, we expect we will reduce corporate indebtedness at the PHH and PMC level by approximately $100 million, extend overall corporate debt maturities by over three years, and provide greater financial flexibility than we currently have. As part of the MAV transaction and Oaktree financing, we have agreed to issue warrants to Oaktree to purchase shares of our common stock equal to 12.0% of our then outstanding common stock at an exercise price of $26.82 per share, subject to anti-dilution adjustments. In addition, Oaktree will have the option to purchase up to 4.9% of our fully diluted outstanding common stock at the closing of the MAV transaction at a purchase price of $23.15 per share and Oaktree will be issued warrants to purchase additional common stock equal to 3% of our then outstanding common stock at a purchase price of $24.31 per share, subject to anti-dilution adjustments.
There can be no assurance that the issuance and sale of the senior secured notes to Oaktree, or the additional debt refinancing, will be consummated. Similarly, there can be no assurance regarding the timing of the execution of such transactions, or that the anticipated benefits of such transactions will be realized. See Note 28 — Subsequent Events.

Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL are as follows at December 31, 2020:

		Collateral for Secured Borrowings
Assets	Total	Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse/MSR Facilities	Sales and Other Commitments	Other
Cash	$284.8	$—	$—	$—	$—	$284.8
Restricted cash	72.5	14.2	—	5.9	52.3	—
MSRs (1)	1,294.8	—	567.0	728.4	—	—
Advances, net	828.2	651.6	—	82.1	—	94.5
Loans held for sale	387.8	—	—	359.1	—	28.7
Loans held for investment	7,006.9	—	6,882.0	96.3	—	28.6
Receivables, net	187.7	—	—	47.2	—	140.5
Premises and equipment, net	16.9	—	—	—	—	16.9
Other assets	571.5	—	—	6.3	497.6	67.5
Total assets	$10,651.1	$665.8	$7,449.0	$1,325.5	$549.9	$661.5

Liabilities
HMBS - related borrowings	$6,772.7	$—	$6,772.7	$—	$—	$—
Other financing liabilities	576.7	—	576.7	—	—	—
Match funded liabilities	581.3	581.3	—	—	—	—
Other secured borrowings, net	1,069.2	—	—	890.3	—	178.9
Senior notes, net	311.9	—	—	—	—	311.9
Other liabilities	924.0	—	—	—	497.6	426.4
Total Liabilities	$10,235.8	$581.3	$7,349.4	$890.3	$497.6	$917.2

Total Equity	$415.3
(1)Certain MSR cohorts with a net negative fair value of $0.6 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $16.3 million of positive fair value related to RMBS and $16.9 million of negative fair value related to private EBO and PLS MSRs.
See Note 14 — Borrowings for information on assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to a secured lien under the SSTL.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock, transferring assets or making loans, investments or acquisitions. Because of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information regarding our covenants.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Negative	September 11, 2019
S&P	B-	Negative	July 23, 2020
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
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows through April 2020. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the years ended December 31, 2020, 2019 and 2018 includes $35.1 million, $101.0 million and $134.5 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the year ended December 31, 2020
Our operating activities provided $261.0 million of cash largely due to $213.3 million of net collections of servicing advances, mostly P&I advances, partially offset by net cash paid on loans held for sale of $121.5 million.
Our investing activities used $527.9 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $258.9 million, and $273.2 million to purchase MSRs.
Our financing activities provided $131.8 million of cash. Cash inflows include $1.2 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $935.8 million. In addition, we increased borrowings under our mortgage loan warehouse facilities and MSR financing facilities by $119.5 million and $68.5 million, respectively. Cash outflows include repayments of $141.1 million on the SSTL, $97.8 million of net repayments on advance match funded liabilities, and $101.8 million of net payments on the financing liabilities related to MSRs pledged. In addition, we also paid $7.7 million of debt issuance costs related to our SSTL facility amendment and repurchased shares of our common stock for $4.6 million.

Cash flows for the year ended December 31, 2019
Our operating activities provided $151.9 million of cash largely due to $105.1 million of net collections of servicing advances. Net cash paid on loans held for sale during the year was $108.8 million.
Our investing activities used $587.4 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $467.4 million. Cash outflows also include $145.7 million to purchase MSRs.
Our financing activities provided $530.8 million of cash. Cash inflows include $962.1 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $549.6 million. We increased borrowings under the SSTL through the issuance of an additional term loan of $120.0 million (before a discount of $0.9 million), less repayments of $25.4 million. In addition, we increased borrowings under our mortgage loan warehouse facilities by $176.5 million and borrowed $314.4 million under new MSR financing facilities. Cash outflows include $99.2 million of net repayments on advance match funded liabilities as a result of advance recoveries, $214.4 million of net payments on the financing liabilities related to MSRs pledged, and $131.8 million to redeem and repurchase Senior notes.
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
Our market risk exposure may also be affected by the phase-out of LIBOR, expected to occur by the end of 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Many of our debt facilities incorporate LIBOR. These facilities either mature prior to the end of 2021 (or June 30, 2023) or have terms in place that provide for an alternative to LIBOR upon its phase-out. As we renew or replace these debt facilities, we will need to work with our counterparties to incorporate alternative benchmarks. There is presently substantial uncertainty relating to the process and timeline for developing LIBOR alternatives, how widely any given alternative will be adopted by parties in the financial markets, and the extent to which alternative benchmarks may be subject to volatility or present risks and challenges that LIBOR does not. Consequently, it is difficult to predict what effect, if any, the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. If LIBOR alternatives re-allocate risk among parties in a way that is disadvantageous to market participants such as Ocwen, or if uncertainty relating to the LIBOR phase-out disrupts financial markets, it could have a material adverse effect on our financial position, results of operations, and liquidity.
MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds. Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy is targeted at mitigating the residual exposure, which we refer to as our net MSR portfolio exposure. We define our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with NRZ (See Note 10 — Rights to MSRs),
•less the unsecuritized reverse mortgage loans and tails classified as held-for-investment,
•less the asset value for securitized HECM loans net of the corresponding HMBS-related liability, and
•less the net value of our held for sale loan portfolio and lock commitments (pipeline).
We determine and monitor daily the hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. During 2020, our hedging strategy was targeted to provide partial coverage of our net MSR portfolio exposure of approximately 50%. The changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes due to the partial hedge coverage and other factors.

The following table illustrates the composition of our net MSR portfolio exposure at December 31, 2020 with the associated interest rate sensitivity for a hypothetical, instantaneous decrease in interest rate of 25 basis points assuming a parallel shift in interest rate yield curves (refer to the description below under Sensitivity Analysis). The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Fair value at December 31, 2020	Hypothetical change in fair value due to 25 bps rate decrease
Agency MSR - interest rate sensitive	$579.0	$(30.9)

Asset value of securitized HECM loans, net of HMBS-related liability	99.5	3.5
Loans held for investment - Unsecuritized HECM loans and tails	124.9	—
Loans held for sale	366.4	3.8
Pipeline IRLCs	22.7	(0.4)
Natural hedges (sum of the above)		6.9
Hypothetical 30% offset by hedging instruments (1)		7.2
Total hedge position (2) (3)		$14.1

Hypothetical residual exposure to changes in interest rates		$(16.8)
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
(3)We define our hedge coverage ratio as the total hedge position (derivatives and natural hedges) as a percentage of the Agency MSR exposure, or 45% in the above table.
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
Loans Held for Sale, Loans Held for Investment and IRLCs
In our Originations business, newly-originated forward mortgage loans held for sale and newly originated reverse mortgage loans held for investment that we have elected to carry at fair value and IRLCs are subject to the effects of changes in mortgage interest rates from the date of the commitment through the sale of the loan into the secondary market. IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage loan applicant, whereby the interest rate on the loan is set prior to funding. We are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, but the majority of our commitments are for 60 days. Our holding period for forward mortgage loans from funding to sale is typically less than 30 days. Loan commitments for reverse mortgage loans range from 10 to 30 days. The majority of our reverse loans are variable rate loan commitments. This interest rate exposure had historically been economically hedged with freestanding derivatives, including forward sales of agency “to be announced” securities (TBAs) and forward mortgage-backed securities (Forward MBS). Beginning in September 2019, this exposure is not individually hedged, but rather used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2020, given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2020 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.5	$(3.0)
Loans held for investment - Unsecuritized HECM loans and tails	0.05	(0.04)
Loans held for sale	3.8	(5.8)
TBA / Forward MBS trades / Interest rate swap futures	(2.8)	4.0
Total	4.6	(4.8)

MSRs (1)	(30.6)	31.4
MSRs, embedded in pipeline	(0.4)	0.2
Total MSRs (2)	(31.0)	31.6
Derivatives related to MSRs	11.2	(11.0)
Total MSRs and related derivatives	(19.8)	20.6
Total, net	$(15.3)	$15.8
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
Based on December 31, 2020 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $12.3 million resulting from an increase of $22.4 million in annual interest income and an increase of $10.1 million in annual interest expense.
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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2020 and 2019. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The averages presented represent weighted averages.

	Expected Maturity Date at December 31, 2020
	2021	2022	2023	2024	2025	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$261,515	$—	$—	$—	$—	$—	$261,515	$261,515
Average interest rate	0.30%	—%	—%	—%	—%	—%	0.30%
Loans held for sale, at fair value	366,364	—	—	—	—	—	366,364	366,364
Average interest rate	3.33%	—%	—%	—%	—%	—%	3.33%
Loans held for sale, at lower of cost or fair value (2)	153	—	473	6	17	20,823	21,472	21,472
Average interest rate	5.00%	—%	5.51%	4.61%	3.50%	4.21%	4.23%
Loans held for investment	396,408	385,882	729,032	1,550,187	1,392,130	2,543,488	6,997,127	6,997,127
Average interest rate	3.26%	3.46%	3.64%	3.52%	3.53%	3.44%	3.39%
Debt service accounts and interest-earning time deposits	20,451	283	—	—	—	—	20,734	20,734
Average interest rate	0.09%	5.55%	—%	—%	—%	—%	0.17%
Total rate-sensitive assets	$1,044,891	$386,165	$729,505	$1,550,193	$1,392,147	$2,564,311	$7,667,212	$7,667,212
Percent of total	13.63%	5.04%	9.51%	20.22%	18.16%	33.45%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$106,288	$475,000	$—	$—	$—	$—	$581,288	$581,997
Average interest rate	4.10%	1.49%	—%	—%	—%	—%	1.96%
Senior notes	21,543	291,509	—	—	—	—	313,052	320,879
Average interest rate	6.38%	8.38%	—%	—%	—%	—%	8.24%
SSTL and other borrowings (3) (4)	821,141	206,662	—	—	—	47,476	1,075,279	1,043,212
Average interest rate	3.91%	6.48%	—%	—%	—%	—%	4.55%
Total rate-sensitive liabilities	$948,972	$973,171	$—	$—	$—	$47,476	$1,969,619	$1,946,088
Percent of total	48.18%	49.41%	—%	—%	—%	2.41%	100.00%

	Expected Maturity Date at December 31, 2020 (Notional Amounts)
	2021	2022	2023	2024	2025	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Forward MBS trades	50,000	—	—	—	—	—	$50,000	$(50)
Average coupon	2.40%	—%	—%	—%	—%	—%	2.40%
TBA / Forward MBS Trades	400,000	—	—	—	—	—	400,000	(4,554)
Average coupon	2.22%	—%	—%	—%	—%	—%	2.22%
Derivatives futures	593,500	—	—	—	—	—	593,500	504
Average coupon	0.75%	—%	—%	—%	—%	—%	0.75%
IRLCs	631,405	—	—	—	—	—	631,405	22,706
Average coupon	2.89%	—%	—%	—%	—%	—%	2.89%
Total derivatives, net	$1,674,905	$—	$—	$—	$—	$—	$1,674,905	$18,606
Forward LIBOR curve (5)	0.14%	0.13%	0.20%	0.36%	0.60%	0.86%

	Expected Maturity Date at December 31, 2019
	2020	2021	2022	2023	2024	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$433,224	$—	$—	$—	$—	$—	$433,224	$433,224
Average interest rate	1.74%	—%	—%	—%	—%	—%	1.74%
Loans held for sale, at fair value	208,752	—	—	—	—	—	208,752	208,752
Average interest rate	5.41%	—%	—%	—%	—%	—%	5.41%
Loans held for sale, at lower of cost or fair value (2)	5,009	6	—	559	203	60,740	66,517	66,517
Average interest rate	4.67%	5.29%	—%	—%	5.52%	7.06%	4.42%
Loans held for investment	258,058	275,651	608,912	1,231,545	1,566,200	2,329,230	6,269,596	6,269,596
Average interest rate	4.77%	4.57%	4.71%	4.92%	4.91%	4.95%	4.82%
Debt service accounts and interest-earning time deposits	23,463	203	—	—	—	—	23,666	23,666
Average interest rate	0.11%	9.90%	—%	—%	—%	—%	0.17%
Total rate-sensitive assets	$928,506	$275,860	$608,912	$1,232,104	$1,566,403	$2,389,970	$7,001,755	$7,001,755
Percent of total	13.26%	3.94%	8.70%	17.60%	22.37%	34.13%	100.00%

Rate-Sensitive Liabilities:
Match funded liabilities	$394,109	$285,000	$—	$—	$—	$—	$679,109	$679,507
Average interest rate	3.02%	2.53%	—%	—%	—%	—%	2.81%
Senior notes	—	21,543	291,509	—	—	—	313,052	270,022
Average interest rate	—%	6.38%	8.38%	—%	—%	—%	8.24%
SSTL and other borrowings (3) (4)	832,078	98,971	41,663	—	—	57,594	1,030,306	1,010,789
Average interest rate	4.96%	3.71%	—%	—%	5.07%	—%	4.74%
Total rate-sensitive liabilities	$1,226,187	$405,514	$333,172	$—	$—	$57,594	$2,022,467	$1,960,318
Percent of total	60.63%	20.05%	16.47%	—%	—%	2.85%	100.00%

	Expected Maturity Date at December 31, 2019 (Notional Amounts)
	2020	2021	2022	2023	2024	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Interest rate caps	$27,083	$—	$—	$—	$—	$—	$27,083	$—
Average strike rate	3.00%	—%	—%	—%	—%	—%	3.00%
Forward MBS trades	60,000	—	—	—	—	—	60,000	(92)
Average coupon	—%	—%	—%	—%	—%	—%	—%
TBA / Forward MBS Trades	1,200,000	—	—	—	—	—	1,200,000	1,121
Average coupon	3.00%	—%	—%	—%	—%	—%	3.00%
IRLCs	232,566	—	—	—	—	—	232,566	4,878
Average coupon	3.97%	—%	—%	—%	—%	—%	3.97%
Total derivatives, net	$1,519,649	$—	$—	$—	$—	$—	$1,519,649	$5,907
Forward LIBOR curve (5)	1.76%	1.51%	1.48%	1.58%	1.68%	1.78%
(1)See Note 5 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.
(2)Net of valuation allowances and including non-performing loans.
(3)Excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings, which have no contractual maturity and are amortized over the life of the related assets.
(4)Amounts are exclusive of any related discount or unamortized debt issuance costs.
(5)Average 1-Month LIBOR for the periods indicated.
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
Operational Risk
Operational risk is inherent in each of our business lines and related support activities. This risk can manifest itself in various ways, including process execution errors, clerical or technological failures or errors, business interruptions and frauds, all of which could cause us to incur losses. Operational risk includes the following key risks:
•legal risk, as we can have legal disputes with borrowers or counterparties;
•compliance risk, as we are subject to many federal and state rules and regulations;
•third-party risk, as we have many processes that have been outsourced to third parties;
•information technology risk, as we operate many information systems that depend on proper functioning of hardware and software;
•information security risk, as our information systems and associates handle personal financial data of borrowers.
The Board of Directors provides direction to senior executives by setting our organization’s risk appetite, and delegates to our Chief Executive Officer and senior executives the primary ownership and responsibility for operational risk management and control. Senior executives in our risk department oversee the establishment of policies and control frameworks that are designed, executed and administered to provide a sound and well-controlled operational environment in accordance with our risk appetite framework. We mandate training for our employees in respect to these policies, require business line change management control oversight, and we conduct targeted control assessment/reviews on a regular basis. Risk issues identified are tracked in our Governance, Risk and Compliance (GRC) system, Process Unity. Remediation and assurance testing are also tracked in our GRC system. We also have several channels for employees to report operational and/or technological issues affecting their operations to management, the operational risk or compliance teams or the Board.
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
The second line of defense is independent from the business and comprises a Risk Management function (including Third-Party Risk and Information Security) and a Compliance function, which are responsible for:
•providing assurance, oversight, and credible challenge over the effectiveness of the risk and control activities conducted by the first line;
•establishing frameworks to identify and measure the risks being taken by different parts of the business;
•monitoring risk levels, through key indicators and oversight/assurance and testing programs; and

•provide periodic reporting to Senior Management and the Board of Directors for transparency.
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
Credit Risk
Consumer Credit Risk
The typical obligor credit-related risks inherent in maintaining a mortgage loan portfolio as an investment tend to impact us less than a typical long-term investor because we generally sell the mortgage loans that we originate in the secondary market shortly after origination through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We are exposed to early payment defaults from the time that we originate a loan to the time that the loan is sold in the secondary market or shortly thereafter. Early payment defaults are monitored and loans are audited by our quality assurance teams for origination defects. Our exposure to early payment defaults remains very limited and we do not anticipate material losses from this exposure.
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
We endeavor to minimize our losses from loan repurchases and indemnifications by focusing on originating fully compliant mortgage loans and closely monitoring investor and agency eligibility requirements for loan sales. Our quality assurance teams perform independent testing related to the processing and underwriting of mortgage loans to investor guidelines prior to closing, as well as after the closing but before the sale of loans, to identify potential repurchase exposures due to breach of representations and warranties. In addition, we perform a comprehensive review of the loan files where we receive investor requests for repurchase and indemnification to establish the validity of the claims and determine our obligation. In limited circumstances, we may retain the full risk of loss on loans sold to the extent that the liquidation value of the asset collateralizing the loan is insufficient to cover the loan itself and associated servicing expenses. In instances where we have purchased loans from third parties, we usually have the ability to recover the loss from the third-party originator.
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
Concentration Risk
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2020, our servicing portfolio included significant client relationships with NRZ which represented 36% and 45% of our servicing portfolio UPB and loan count, respectively. The NRZ servicing portfolio accounts for approximately 62% of all delinquent loans that Ocwen services. During 2020, NRZ-related servicing fees retained by Ocwen represented approximately 30% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ (excluding ancillary income). The current terms of our agreements with NRZ extend through July 2022 (legacy Ocwen agreements).
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC subservicing agreement. This termination was for convenience and not for cause, and provided for loan deboarding fees to be paid by NRZ. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We continued to service these loans until deboarding, accounting for them as a subservicing relationship. Accordingly, we recognized subservicing fees associated with the subservicing agreement subsequent to February 20, 2020 and have not reported any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter. On September 1, 2020, 133,718 loans representing $18.2 billion were deboarded and the remaining 136,500 loans representing $16.0 billion of UPB were deboarded on October 1, 2020.
Currently, subject to proper notice (generally180 days) and the payment of termination fees, NRZ has rights to terminate the legacy Ocwen agreements for convenience.
In the ordinary course, we regularly share information with NRZ and discuss various aspects of our relationship. At times, we discuss modifications to our relationship that we believe could be to our mutual benefit as our respective businesses evolve over time. We also discuss alternatives to the outcomes contemplated under our agreements when they were originally executed as facts and circumstances change over time. Examples of these discussions include our discussions with respect to the Rights to MSRs. As part of these discussions, we discussed several potential changes to existing contracts. It is possible that NRZ could exercise its rights to terminate for convenience some or all of the legacy Ocwen servicing agreements. As of December 31, 2020, these agreements accounted for approximately 36% of our servicing portfolio.
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
Second, because NRZ has rights to terminate for convenience subject to certain conditions, senior management has been monitoring our risks associated with a potential early termination or non-renewal of some or all of the Ocwen legacy agreements with NRZ. Management developed stress scenarios to assess the operational and financial impact of such termination scenarios, and the necessary mitigating actions. Management’s responses to the different scenarios are all based on the appropriate right-sizing or restructuring of our operations and include, but are not limited to the adequate reduction of direct servicing resources, the closure of certain facilities in different locations to rationalize property utilization, the appropriate planning of loan deboarding, and the potential reduction in corporate support functions without impairing our ability to effectively operate in a controlled environment.
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
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Florida, Texas, New York and Illinois, comprising 42% of the number of loans serviced at December 31, 2020. California has the largest concentration with 15% of the total loans serviced.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
We have certain contractual obligations which require us to make cash payments. At December 31, 2020, such contractual obligations were primarily comprised of:

	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total
Senior secured term loan (1)	$20,000	$165,000	$—	$—	$185,000
Senior notes (1)	21,543	291,509	—	—	313,052
Other secured borrowings (1)	801,141	41,662	—	47,476	890,279
Contractual interest payments (2)	61,819	28,116	659	—	90,594
Originate/purchase mortgages or securities	631,405	—	—	—	631,405
Reverse mortgage equity draws (3)	2,044,421	—	—	—	2,044,421
Operating leases	14,618	12,929	1,351	—	28,898
	$3,594,947	$539,216	$2,010	$47,476	$4,183,649
(1)Amounts are exclusive of any related discount, unamortized debt issuance costs or fair value adjustment. Excludes match funded liabilities as these represent debt where the holders only have recourse to the assets that collateralize the debt and such assets are not available to satisfy general claims against Ocwen. Also excludes financing liabilities that result from sales of assets that do not qualify as sales for accounting purposes and, therefore, are accounted for as secured financings. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information related to these excluded borrowings.
(2)Represents estimated future interest payments on MSR financing facilities, warehouse lines, senior notes and the SSTL, based on applicable interest rates as of December 31, 2020.
(3)Represents additional equity draw obligations in connection with reverse mortgage loans originated or purchased. Because these draws can be made in their entirety, we have classified them as due in less than one year at December 31, 2020.
As of December 31, 2020, we had recorded gross unrecognized tax benefits of $20.6 million and an additional $3.4 million for gross interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities, including whether or not these tax liabilities will be paid; therefore, such amounts are not included in the above contractual obligation table.
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
Unfunded Lending Commitments. We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.0 billion at December 31, 2020. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. See Note 25 — Commitments to the Consolidated Financial Statements for additional information.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. Our significant accounting policies and critical accounting estimates are described in Note 1 — Organization, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. Refer to Note 5 — Fair Value to the Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, significant assumptions utilized, and sensitivity analyses. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value and classify instruments as Level 3 when the valuation technique requires significant unobservable inputs or assumptions. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	December 31,
	2020	2019
Loans held for sale	$387.8	$275.3
Loans held for investment - Reverse mortgages	6,997.1	6,269.6
Mortgage Servicing Rights	1,294.8	1,486.4
Other	35.2	31.9
Assets at fair value	$8,715.0	$8,063.1
As a percentage of total assets	82%	77%
Assets at fair value using Level 3 inputs	$8,376.8	$7,847.9
As a percentage of assets at fair value	96%	97%

HMBS-related borrowings	6,772.7	6,063.4
Financing liability - MSRs pledged	567.0	950.6
Other	14.4	22.0
Liabilities at fair value	$7,354.1	$7,036.1
As a percentage of total liabilities	72%	70%
Liabilities at fair value using Level 3 inputs	$7,349.5	$7,036.0
As a percentage of liabilities at fair value	100%	100%
We have various internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to analysis and management review and approval. Additionally, we utilize a number of operational controls to ensure the results are reasonable, including comparison, or “back testing,” of model results against actual performance and monitoring the market for recent trades, including our own price discovery in connection with potential and completed sales, and other market information that can be used to benchmark inputs or outputs. Considerable judgment is used in forming conclusions about Level 3 inputs such as prepayment speeds and discount rates. Changes to these inputs could have a significant effect on fair value measurements.
Valuation of Reverse Mortgage Loans Held for Investment
Reverse mortgage loans are insured by the FHA and transferred into Ginnie Mae guaranteed securities (or HMBS) that we sell into the secondary market. Loan transfers in these Ginnie Mae securitizations do not qualify for sale accounting and are recorded as secured borrowings. We have elected to record both loans held for investment and the corresponding HMBS borrowings at fair value. Our net exposure to reverse mortgages and the HMBS-related borrowings is limited to the residual value we retain, including future draw commitments. Changes in the fair value of the loans held for investment are largely offset by changes in the value of the related secured financing. As of December 31, 2020, we reported $6.87 billion securitized loans held for investment at fair value and $6.77 billion HMBS-related borrowings at fair value, with a residual, net asset value of $99.5 million. In 2020, we recognized a $7.6 million gain as the net change in fair value of securitized loans held for investment and HMBS-related borrowings, and a $46.3 million gain on new originations of reverse mortgage loans (pre-securitization).
The fair value of both reverse mortgage loans held for investment and corresponding HMBS-related borrowings is based primarily on discounted cash flow methodologies. Inputs to the discounted cash flows of these assets include future draws and tail spread gains, voluntary prepayments, defaults and discount rate. The determination of fair value requires management judgment due to the significant unobservable assumptions, including voluntary prepayment speeds, defaults and discount rate.
We engage third-party valuation experts to support our valuation and provide observations and assumptions related to market activities. We evaluate the reasonableness of our fair value estimate and assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions and benchmarks with third-party expert valuations. We believe that our back-testing and benchmarking procedures provide reasonable assurance that the fair value used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.

The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) by class projected for the five-year period beginning December 31, 2020:

	December 31,
Significant unobservable assumptions	2020	2019
Life in years
Range	0.9 to 8.0	2.4 to 7.8
Weighted average	5.9	6.0
Conditional prepayment rate (1)
Range	10.6% to 28.8%	7.8% to 28.3%
Weighted average	15.4%	14.6%
Discount rate	1.9%	2.8%
(1)Includes voluntary and involuntary prepayments.
Valuation of MSRs
MSRs are assets that represent the right to service a portfolio of mortgage loans. We originate MSRs from our lending activities and acquire MSRs through flow purchase agreements, GSE Cash Window programs, bulk purchases, asset acquisitions or business combinations. We elected to account for MSRs using the fair value measurement method. As of December 31, 2020, we reported a $1,294.8 million fair value of MSRs. In 2020, we recognized a $106.2 million fair value loss due to changes in valuation inputs and assumptions.
We determine the fair value of MSRs primarily using discounted cash flow methodologies. The significant estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees and cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. The determination of the fair value of MSRs requires management judgment relating to the significant unobservable assumptions that underlie the valuation, including prepayment speed, delinquency rates, cost to service and discount rate. Our judgement is informed by the transactions we observe in the market, by our actual portfolio performance and by the advice and information we obtained from our valuation experts, amongst other factors.
To assist us in the determination of fair value, we engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and a prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, incorporating available industry survey results, and including risk premiums and liquidity adjustments. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts, and we perform additional verification and analytical procedures. We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions and benchmarks with third-party expert valuation and market participant surveys. We believe that our procedures provide reasonable assurance that the fair value used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.

The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) by class projected for the five-year period beginning December 31, 2020:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	8.8% to 21.1%	9.0% to 24.2%	8.6% to 15.0%
Weighted average	13.1%	15.5%	11.3%
Delinquency
Range	1.6% to 3.5%	6.8% to 17.9%	27.7% to 29.4%
Weighted average	1.9%	8.8%	28.1%
Cost to service (in dollars)
Range	$72 to $73	$102 to $122	$226 to $272
Weighted average	$72	$109	$261
Discount rate	9.0%	10.1%	11.4%
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
Allowance for Losses on Servicing Advances and Receivables
Advances are generally fully reimbursed under the terms of servicing agreements. However, servicing advances may include claimable (with investors) but non-recoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. We record an allowance for losses on servicing advances as a charge to earnings to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At December 31, 2020, the allowance for losses on servicing advances was $6.3 million, which represents 1% of total servicing advances.
We record an allowance for losses on receivables in our Servicing business, including related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims). This allowance represents management’s estimate of expected lifetime credit losses and is maintained at a level that management considers adequate based upon continuing assessments of collectability, current trends, historical loss experience, and reasonable and supportable forecasts. At December 31, 2020, the allowance for losses on receivables related to government-insured claims was $38.3 million, which represents 28% of total government-insured claims receivables.
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
The transition adjustment related to the allowance for losses on servicing advances and receivables did not result in any significant adjustment to our financial statements.

Determining an allowance for losses involves management judgment and assumptions that, given similar information at any given point, may result in a different but reasonable estimate.
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
For the three-year periods ended December 31, 2020 and 2019, the USVI filing jurisdiction was in a material cumulative loss position. The U.S. jurisdiction was also in a three-year cumulative loss position as of December 31, 2020 and 2019. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recognized a full valuation allowance of $182.7 million and $199.5 million on our U.S. deferred tax assets at December 31, 2020 and 2019, respectively, and a full valuation allowance of $0.4 million and $0.4 million on our USVI deferred tax assets at December 31, 2020 and 2019, respectively. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. As of December 31, 2020, we have recorded a liability for representation and warranty obligations and similar indemnification obligations of $40.4 million. See Note 26 — Contingencies for additional information.
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $38.9 million at December 31, 2020. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2020.
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
Based on our evaluation, we have determined that there are no conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our Consolidated Financial Statements for the year ended December 31, 2020 are issued.

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
We adopted new credit loss guidance (ASU 2016-13, as amended) on January 1, 2020 by applying the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of Retained earnings in the period of adoption. The transition adjustment resulted in an adjustment to the opening balance of retained earnings of $47.0 million and we increased our loans held for investment by $47.0 million, representing the recognition of certain non-cancellable draw commitments (tails) associated with our reverse mortgage loans. For additional information, see Note 1 — Organization, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for additional information.
Our adoption of the standards listed below on January 1, 2020 did not have a material impact on our consolidated financial statements:
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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2020, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than April, 30 2021.
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than April, 30 2021.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than April, 30 2021.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the SEC no later than April, 30 2021.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2021 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than April, 30 2021.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.

2.1†	Agreement and Plan of Merger, dated as of February 27, 2018, by and among Ocwen Financial Corporation, POMS Corp and PHH Corporation (3)
3.1	Amended and Restated Articles of Incorporation, as amended (30)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (31)
4.1	Form of Certificate of Common Stock (2)
4.2	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.3	Indenture, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other guarantors named therein and Wilmington Trust, National Association (16)
4.4	First Supplemental Indenture, dated as of October 4, 2018, among PHH Corporation, PHH Mortgage Corporation and Wilmington Trust, National Association (21)
4.5	Third Supplemental Indenture, dated August 20, 2013, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (22)
4.6	Fifth Supplemental Indenture, dated as of July 3, 2017, among PHH Corporation, as issuer and The Bank of New York Mellon Trust Company, N.A., as trustee (23)
4.7	Form of 6.375% Senior Note due 2021 (22)
4.8	Indenture, dated as of January 17, 2012, between PHH Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (20)
4.9	Description of Common Stock (filed herewith)
10.1*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (25)
10.2*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (10)
10.3*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (11)
10.4*	Ocwen Financial Corporation 2017 Performance Incentive Plan (17)
10.5†††	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (30)
10.6	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (9)
10.7	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (1)
10.8	First Amendment to Services Agreement, dated as of October 1, 2012, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (1)
10.9	Second Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (4)
10.10	First Amendment to Services Agreement, dated as of March 29, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (4)
10.11	Third Amendment to Services Agreement, dated as of July 24, 2013, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. (5)
10.12	Second Amendment to Services Agreement dated July 24, 2013 by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l. (5)
10.13	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (12)
10.14
Amended and Restated Senior Secured Term Loan Facility Agreement, dated as of December 5, 2016, by and among Ocwen Loan Servicing, LLC, as Borrower, Ocwen Financial Corporation, as Parent, Certain Subsidiaries of Ocwen Financial Corporation, as Subsidiary Guarantors, the Lender Parties thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (16)

10.15	Pledge and Security Agreement dated as of February 15, 2013 between each of the Grantor Parties thereto, and Barclays Bank PLC, as Collateral Agent (13)
10.16	Second Lien Notes Pledge and Security Agreement, dated as of December 5, 2016, among each of the grantors named therein and Wilmington Trust, National Association (16)
10.17
Junior Priority Intercreditor Agreement, dated as of December 5, 2016, among Ocwen Loan Servicing, LLC, Ocwen Financial Corporation, the other grantors named therein, Barclays Bank PLC and Wilmington Trust, National Association (16)

10.18	Description of USVI Relocation Package of Ocwen Mortgage Servicing, Inc. (14)

10.19*	Form of Indemnification Agreement (15)
10.20*	Form of Undertaking to Repay Advancement of Indemnification Expenses (15)
10.21†	Agreement for the Purchase and Sale of Servicing Rights, dated December 28, 2016, by and between New Residential Mortgage LLC, PHH Mortgage Corporation and, for limited purposes, PHH Corporation (32)
10.22††	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation, and New Residential Investment Corp. (18)
10.23††	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (18)
10.24††	New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (3)
10.25††
Amendment No. 1 to Transfer Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (3)

10.26*	Offer Letter, dated April 17, 2018, between Ocwen Financial Corporation and Glen Messina (19)
10.27
Counterpart Agreement, dated as of October 4, 2018, executed by PHH Corporation and PHH Mortgage Corporation and acknowledged and agreed to by Barclays Bank PLC, as administrative agent and collateral agent (21)

10.28††	Amendment No. 1 to Subservicing Agreement dated as of August 17, 2018 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (24)
10.29††	Amendment No. 1 to New RMSR Agreement dated as of August 17, 2018 among New Residential Mortgage LLC, Ocwen Loan Servicing, LLC and the other parties thereto (24)
10.30††	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC (24)
10.31*	Form of Director Restricted Stock Unit Agreement (2)
10.32*	Amended and Restated Ocwen Financial Corporation United States Basic Severance Plan (29)
10.33*	Amended and Restated Ocwen Financial Corporation United States Change in Control Severance Plan (29)
10.34*	Amendment to April 17, 2018 Offer Letter between Ocwen Financial Corporation and Glen Messina, dated February 27, 2019 (6)
10.35*	Amendment to April 17, 2018 Offer Letter between Ocwen Financial Corporation and Glen Messina, effective September 15, 2020 (30)
10.36*	Offer Letter between Ocwen Financial Corporation and June Campbell, dated January 17, 2019 (6)
10.37
Joinder and Amendment Agreement among Ocwen Financial Corporation, Ocwen Loan Servicing, LLC, as borrower, Barclays Bank PLC as administrative agent, and the other parties thereto, dated as of March 18, 2019 (8)

10.38*	Form of Annual Performance-Based Cash Award Agreement (7)
10.39*	Form of Annual Performance-Based Stock Award Agreement (7)
10.40*	Form of Annual Time-Based Cash Award Agreement (7)
10.41*	Form of Annual Time-Based Stock Award Agreement (7)
10.42*	Form of Transitional Cash Award Agreement (7)
10.45*	Amendment to April 17, 2018 Offer Letter between Ocwen Financial Corporation and Glen Messina, effective April 11, 2019 (7)
10.46††††	Joinder and Second Amendment Agreement, dated as of January 27, 2020, to the Amended and Restated Senior Secured Term Loan Facility Agreement (26)
10.47†††	Amended and Restated Flow Mortgage Loan Subservicing Agreement between New Residential Mortgage LLC and PHH Mortgage Corporation dated March 29, 2019 (7)
10.48
Amendment No. 2, dated as of March 11, 2020, to Agreement for the Purchase and Sale of Servicing Rights, dated as of December 28, 2016, between New Residential Mortgage LLC and PHH Mortgage Corporation (28)

10.49*	Form of Cash Award granted September 10, 2020 (30)
10.50*	Form of Restricted Stock Unit Award granted September 10, 2020 (30)
10.51††††
Amendment No. 2, dated as of October 5, 2020, to New RMSR Agreement dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (30)

10.52††††	Amendment No. 2, dated as of October 5, 2020, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (30)
10.53††††	Amendment No. 1, dated as of October 5, 2020, Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and PHH Mortgage Corporation (30)
10.54††††	Transaction Agreement between Ocwen Financial Corporation and Oaktree Capital Management L.P. and affiliates, dated as of December 21, 2020 (filed herewith)
10.55††††	Form of Securities Purchase Agreement between Ocwen Financial Corporation, Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (filed herewith)
10.56	Form of Registration Rights Agreement between Ocwen Financial Corporation, Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (filed herewith)
10.57	Form of Warrant issuable to Opps OCW Holdings, LLC and ROF8 OCW MAV PT, LLC (filed herewith)
10.58*	Form of 2020 Annual Time-Based Cash Award Agreement (28)
10.59*	Form of 2020 Annual Performance-Based Cash Award Agreement (28)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (included as Exhibit 101).
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
(1)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on October 5, 2012.
(2)Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2018 filed on February 27, 2019.
(3)Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed on May 2, 2018.
(4)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 4, 2013.
(5)Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 3, 2014.
(6)Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 filed on May 7, 2019.
(7)Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 filed on August 6, 2019.
(8)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on March 18, 2019.
(9)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on August 12, 2009.
(10)Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(11)Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed on March 30, 2007.
(12)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on April 18, 2013.
(13)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on February 19, 2013.
(14)Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 2, 2014.
(15)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on March 26, 2015.
(16)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on December 6, 2016.
(17)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on May 24, 2017.
(18)Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed on November 2, 2017.
(19)Incorporated by reference to the similarly described exhibit included with the Registrant’s Form 8-K filed on April 19, 2018.
(20)Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on January 17, 2012.
(21)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on October 4, 2018.
(22)Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on August 20, 2013.
(23)Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on July 5, 2017.
(24)Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed on November 6, 2018.
(25)Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed on April 28, 2016.
(26)Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on January 27, 2020.
(27)Incorporated by reference from the Description of Capital Stock included in the Registrant’s Registration Statement on Form S-3 filed on May 9, 2013.
(28)Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 filed on May 8, 2020.
(29)Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 filed on August 4, 2020.
(30)Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 filed on November 3, 2020.
(31)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(32)Incorporated by reference to the similarly described exhibit to PHH Corporation’s Form 8-K filed on December 28, 2016.

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer
Date: February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Phyllis R. Caldwell	Date: February 19, 2021
Phyllis R. Caldwell, Chair of the Board of Directors

/s/ Glen A. Messina	Date: February 19, 2021
Glen A. Messina, President, Chief Executive Officer and Director (principal executive officer)

/s/ Alan J. Bowers	Date: February 19, 2021
Alan J. Bowers, Director

/s/ Jacques J. Busquet	Date: February 19, 2021
Jacques J. Busquet, Director

/s/ Kevin Stein	Date: February 19, 2021
Kevin Stein, Director

/s/ Jenne K. Britell	Date: February 19, 2021
Jenne K. Britell, Director

/s/ DeForest B. Soaries, Jr.	Date: February 19, 2021
DeForest B. Soaries, Jr., Director

/s/ June C. Campbell	Date: February 19, 2021
June C. Campbell, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Francois Grunenwald	Date: February 19, 2021
Francois Grunenwald, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2020

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for measurement of credit losses on financial instruments and made an irrevocable fair value election for certain financial instruments in 2020 due to the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair Value - Mortgage Servicing Rights — Refer to Notes 5 and 9 to the financial statements
Critical Audit Matter Description
The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. The determination of the fair value of MSRs requires management judgment due to the significant unobservable assumptions that underlie the valuation. The Company estimates the fair value of its MSRs with the assistance of independent third-party valuation experts that use discounted cash flow models and analysis of current market data. The significant unobservable assumptions used in the valuation of MSRs include prepayment speeds, cost to service, and discount rates. The Company’s MSRs balance was $1.295 billion at December 31, 2020, which are classified as Level 3 in the valuation hierarchy. A change in the significant unobservable valuation assumptions utilized might result in a significantly higher or lower fair value measurement.
We identified the valuation of MSRs as a critical audit matter because of (i) the significant judgments made by management in determining the prepayment speeds, cost to service, and discount rates assumptions, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant unobservable valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable valuation assumptions used by management to estimate the fair value of the Company’s MSRs included the following, among others:

•We tested the operating effectiveness of controls over management’s valuation of MSRs and management’s evaluation of the reasonableness of the significant unobservable assumptions, including those related to the determination and supervision of their third-party valuation experts, data utilized in the third-party valuation expert's model, and the determination of (1) prepayment speeds (2) cost to service and (3) discount rates assumptions.
•We subjected the data utilized in the valuation model to substantive audit procedures on a sample basis by confirming balances with borrowers, obtaining and inspecting loan origination documents, and obtaining and inspecting supporting documentation for loan activity.
•With the assistance of our fair value specialists, we inquired of the Company’s third-party valuation specialists regarding the reasonableness of the valuation assumptions and the appropriateness of the valuation model.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s assumptions and the overall fair value to market surveys.
•We assessed the consistency by which management has applied significant valuation assumptions.
Fair Value – Loans Held for Investment — Refer to Notes 5 and 7 to the financial statements
Critical Audit Matter Description
The Company has elected to account for its reverse residential mortgage loans that are classified as loans held for investment (“reverse mortgages”) at fair value. The fair value of reverse mortgages is based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments on HECM loans. The Company’s reverse mortgage balance was $6.997 billion at December 31, 2020, which is classified as Level 3 in the valuation hierarchy. A change in the valuation assumptions utilized might result in a significantly higher or lower fair value measurement.
We identified the valuation of reverse mortgages as a critical audit matter because of (i) the significant judgments made by management in determining the voluntary prepayment speeds, default rates, and discount rate assumptions, all of which are unobservable, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant unobservable valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable valuation assumptions used by management to estimate the fair value of the Company’s reverse mortgages included the following, among others:
•We tested the operating effectiveness of controls over management’s valuation of reverse mortgages and management’s evaluation of the reasonableness of the significant unobservable assumptions, data utilized in the valuation model, and their determination of (1) voluntary prepayments (2) defaults and (3) discount rate.
•We subjected the data utilized in the valuation model to substantive audit procedures on a sample basis by confirming balances with borrowers, obtaining and inspecting loan origination documents, and obtaining and inspecting supporting documentation for loan activity.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions used, including whether the significant assumptions were appropriate and consistent with what market participants would use in the valuation of reverse mortgages.
•We assessed the consistency by which management has applied significant unobservable valuation assumptions.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February, 19 2021
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of accounting standards update (ASU) 2016-13: Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL).
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

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 19, 2021

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$284,802	$428,339
Restricted cash (amounts related to variable interest entities (VIEs) of $16,791 and $20,434)	72,463	64,001
Mortgage servicing rights, at fair value	1,294,817	1,486,395
Advances, net (amounts related to VIEs of $651,576 and $801,990)	828,239	1,056,523
Loans held for sale ($366,364 and $208,752 carried at fair value)	387,836	275,269
Loans held for investment, at fair value (amounts related to VIEs of $9,770 and $23,342)	7,006,897	6,292,938
Receivables, net	187,665	201,220
Premises and equipment, net	16,925	38,274
Other assets ($25,476 and $8,524 carried at fair value) (amounts related to VIEs of $4,544 and $3,132)	571,483	563,240
Total assets	$10,651,127	$10,406,199

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) - related borrowings, at fair value	$6,772,711	$6,063,435
Other financing liabilities, at fair value (amounts related to VIEs of $9,770 and $22,002)	576,722	972,595
Advance match funded liabilities (related to VIEs)	581,288	679,109
Other secured borrowings, net	1,069,161	1,025,791
Senior notes, net	311,898	311,085
Other liabilities ($4,638 and $100 carried at fair value)	923,975	942,173
Total liabilities	10,235,755	9,994,188

Commitments and Contingencies (Notes 25 and 26)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 8,687,750 and 8,990,816 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	87	90
Additional paid-in capital	556,062	558,057
Accumulated deficit	(131,682)	(138,542)
Accumulated other comprehensive loss, net of income taxes	(9,095)	(7,594)
Total stockholders’ equity	415,372	412,011
Total liabilities and stockholders’ equity	$10,651,127	$10,406,199

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenue
Servicing and subservicing fees	$737,320	$975,507	$937,083
Gain on loans held for sale, net	137,236	38,300	37,336
Reverse mortgage revenue, net	60,726	86,309	60,237
Other revenue, net	25,630	23,259	28,389
Total revenue	960,912	1,123,375	1,063,045

MSR valuation adjustments, net	(251,921)	(120,876)	(153,457)

Operating expenses
Compensation and benefits	265,295	313,508	298,036
Servicing and origination	77,265	109,007	131,297
Professional services	106,872	102,638	165,554
Technology and communications	59,592	79,166	98,241
Occupancy and equipment	47,503	68,146	59,631
Other expenses	19,177	1,474	26,280
Total operating expenses	575,704	673,939	779,039

Other income (expense)
Interest income	15,999	17,104	14,026
Interest expense	(109,367)	(114,129)	(103,371)
Pledged MSR liability expense	(152,334)	(372,089)	(171,670)
Gain on repurchase of senior secured notes	—	5,099	—
Bargain purchase gain	—	(381)	64,036
Other, net	6,731	9,345	(5,046)
Total other expense, net	(238,971)	(455,051)	(202,025)

Loss from continuing operations before income taxes	(105,684)	(126,491)	(71,476)
Income tax expense (benefit)	(65,506)	15,634	529
Loss from continuing operations, net of tax	(40,178)	(142,125)	(72,005)
Income from discontinued operations, net of tax	—	—	1,409
Net loss	(40,178)	(142,125)	(70,596)
Net income attributable to non-controlling interests	—	—	(176)
Net loss attributable to Ocwen stockholders	$(40,178)	$(142,125)	$(70,772)

Earnings (loss) per share attributable to Ocwen stockholders - Basic and Diluted
Continuing operations	$(4.59)	$(15.86)	$(8.10)
Discontinued operations	—	—	0.16
	$(4.59)	$(15.86)	$(7.94)
Weighted average common shares outstanding
Basic	8,748,725	8,962,961	8,913,558
Diluted	8,748,725	8,962,961	8,913,558

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net loss	$(40,178)	$(142,125)	$(70,596)
Other comprehensive income (loss), net of income taxes
Reclassification adjustment for losses on cash flow hedges included in net income	158	147	149
Change in unfunded pension plan obligation liability	(1,620)	(3,442)	(3,219)
Other	(39)	(42)	61
Comprehensive loss	(41,679)	(145,462)	(73,605)
Comprehensive income attributable to non-controlling interests	—	—	(176)
Comprehensive loss attributable to Ocwen stockholders	$(41,679)	$(145,462)	$(73,781)

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(Dollars in thousands, except per share data)

	Ocwen Stockholders
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Taxes	Non-controlling Interest in Subsidiaries	Total
	Shares	Amount
Balance at January 1, 2018	8,765,604	$88	$548,284	$(2,083)	$(1,249)	$1,834	$546,874
Net income (loss)	—	—	—	(70,772)	—	176	(70,596)
Cumulative effect of fair value election - MSRs, net of income taxes	—	—	—	82,043	—	—	82,043
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-16	—	—	—	(5,621)	—	—	(5,621)
Issuance of common stock	125,000	1	5,718	—	—	—	5,719
Equity-based compensation and other	36,891	—	1,304	—	—	—	1,304
Capital distribution to non-controlling interest	—	—	—	—	—	(822)	(822)
Purchase of non-controlling interest	—	—	—	—	—	(1,188)	(1,188)
Other comprehensive loss, net of income taxes	—	—	—	—	(3,008)	—	(3,008)
Balance at December 31, 2018	8,927,495	89	555,306	3,567	(4,257)	—	554,705
Net loss	—	—	—	(142,125)	—	—	(142,125)
Cumulative effect on adoption of FASB ASU 2016-02 Leases	—	—	—	16	—	—	16
Equity-based compensation and other	63,321	1	2,751	—	—	—	2,752
Other comprehensive loss, net of income taxes	—	—	—	—	(3,337)	—	(3,337)
Balance at December 31, 2019	8,990,816	90	558,057	(138,542)	(7,594)	—	412,011
Net loss	—	—	—	(40,178)	—	—	(40,178)
Cumulative effect of adoption of FASB ASU No. 2016-13	—	—	—	47,038	—	—	47,038
Repurchase of common stock	(377,484)	(4)	(4,601)	—	—	—	(4,605)
Additional shares issued on reverse stock split rounding	4,692	—	—	—	—	—	—
Equity-based compensation and other	69,726	1	2,606	—	—	—	2,607
Other comprehensive loss, net of income taxes	—	—	—	—	(1,501)	—	(1,501)
Balance at December 31, 2020	8,687,750	$87	$556,062	$(131,682)	$(9,095)	$—	$415,372
The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(40,178)	$(142,125)	$(70,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
MSR valuation adjustments, net	251,921	120,876	153,457
Gain on sale of MSRs, net	(184)	(453)	(1,325)
Provision for bad debts	25,637	34,867	49,180
Depreciation	19,121	31,911	27,202
Amortization of debt issuance costs and discount	6,992	4,512	4,104
Gain on repurchase of senior secured notes	—	(5,099)	—
Provision for (reversal of) valuation allowance on deferred tax assets	27,880	32,470	(23,347)
Decrease (increase) in deferred tax assets other than provision for valuation allowance	(29,254)	(29,350)	20,058
Equity-based compensation expense	2,401	2,697	2,366
(Gain) loss on valuation of Pledged MSR financing liability	(17,853)	152,986	(19,269)
Net gain on valuation of loans held for investment and HMBS-related borrowings	(10,078)	(55,869)	(18,698)
Bargain purchase gain	—	381	(64,036)
Gain on loans held for sale, net	(137,236)	(38,300)	(32,722)
Origination and purchase of loans held for sale	(7,552,026)	(1,488,974)	(1,715,190)
Proceeds from sale and collections of loans held for sale	7,430,544	1,380,138	1,625,116
Changes in assets and liabilities:
Decrease in advances and match funded advances	213,293	105,052	258,899
Decrease in receivables and other assets, net	114,089	126,881	144,310
Decrease in other liabilities	(34,181)	(72,182)	(69,207)
Other, net	(9,914)	(8,479)	2,276
Net cash provided by operating activities	260,974	151,940	272,578

Cash flows from investing activities
Origination of loans held for investment	(1,203,645)	(1,026,154)	(920,476)
Principal payments received on loans held for investment	944,699	558,720	400,521
Purchase of MSRs	(273,197)	(145,668)	(5,433)
Proceeds from sale of MSRs	248	4,984	7,276
Acquisition of advances in connection with the purchase of MSRs	(14)	(1,457)	—
Proceeds from sale of advances and match funded advances	809	14,186	33,792
Proceeds from sale of real estate	7,525	7,548	9,546
Additions to premises and equipment	(4,110)	(1,954)	(9,016)
Net cash acquired in the acquisition of PHH	—	—	64,692
Restricted cash acquired in the acquisition of PHH	—	—	38,813
Issuance of automotive dealer financing notes	—	—	(19,642)
Collections of automotive dealer financing notes	—	—	52,598
Other, net	(190)	2,357	2,464
Net cash used in investing activities	(527,875)	(587,438)	(344,865)

Cash flows from financing activities
Repayment of match funded liabilities, net	(97,821)	(99,175)	(220,334)
Repayment of other financing liabilities	(101,771)	(218,783)	(219,999)
Proceeds from (repayments of) mortgage loan warehouse facilities, net	119,489	176,511	(128,036)
Proceeds from MSR financing facilities	369,024	343,641	162,617
Repayment of MSR financing facilities	(300,553)	(39,420)	(173,969)
Repayment and repurchase of senior notes	—	(131,791)	(18,482)
Proceeds from issuance of additional senior secured term loan (SSTL)	—	119,100	—
Repayment of SSTL borrowing	(141,067)	(25,433)	(66,750)
Payment of debt issuance costs	(7,701)	(2,813)	—
Proceeds from sale of MSRs accounted for as a financing	—	—	279,586
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	1,232,641	962,113	948,917
Repayment of HMBS-related borrowings	(935,778)	(549,600)	(391,985)
Repurchase of common stock	(4,605)	—	—
Capital distribution to non-controlling interest	—	—	(822)
Purchase of non-controlling interest	—	—	(1,188)
Other, net	(32)	(3,522)	(2,818)
Net cash provided by financing activities	131,826	530,828	166,737

Net increase (decrease) in cash, cash equivalents and restricted cash	(135,075)	95,330	94,450
Cash, cash equivalents and restricted cash at beginning of year	492,340	397,010	302,560
Cash, cash equivalents and restricted cash at end of year	$357,265	$492,340	$397,010

Supplemental cash flow information
Interest paid	$97,023	$111,144	$100,165
Income tax payments (refunds), net	(43,469)	4,075	10,957

Supplemental non-cash investing and financing activities
Initial consolidation (subsequent deconsolidation) of mortgage-backed securitization trusts (VIEs):
Loans held for investment	$(10,715)	$—	$28,373
Other financing liabilities	(9,519)	—	26,643
Derecognition of MSRs and financing liabilities:
MSRs	$(263,664)	—	—
Financing liability - MSRs pledged (Rights to MSRs)	(263,664)	—	—
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	47,038	—	—
Transfers from loans held for investment to loans held for sale	3,084	1,892	1,038
Transfers of loans held for sale to real estate owned (REO)	3,657	6,636	4,241
Issuance of common stock in connection with litigation settlement	—	—	5,719
Cumulative effect adjustment for election of fair value for MSRs previously accounted for using the amortization method	—	—	82,043
Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	3,724	66,231	—
Lease liability	2,902	66,247	—

Supplemental business acquisition information
Fair value of assets acquired	$—	$262	$1,192,155
Fair value of liabilities assumed	—	643	769,723
Total identifiable net assets acquired	—	(381)	422,432
Bargain purchase gain related to acquisition of PHH	—	(381)	64,036
Total consideration	—	—	358,396
Less: Cash consideration paid by PHH	—	—	(325,000)
Cash consideration paid by Ocwen	—	—	33,396
Cash acquired from PHH	—	—	98,088
Net cash acquired by Ocwen	$—	$—	$64,692
The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts reported in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$284,802	$428,339	$329,132
Restricted cash and equivalents:
Debt service accounts	20,141	23,276	26,626
Other restricted cash	52,322	40,725	41,252
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$357,265	$492,340	$397,010
The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 — Organization, Basis of Presentation and Significant Accounting Policies
Organization
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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). On March 13, 2020, as part of Ocwen's legal entity restructuring, Ocwen’s wholly-owned subsidiary Liberty Home Equity Solutions, Inc. (Liberty) and PMC entered into an asset purchase agreement pursuant to which Liberty transferred substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020. We continue to originate and service reverse mortgage loans under the brand name Liberty Reverse Mortgage.
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
We source our servicing portfolio through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the GSE Cash Window programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency or GSE) loans and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgage loans, generally servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae. In addition to our originated MSRs, we acquire MSRs through flow purchase agreements, the GSE Cash Window programs and bulk MSR purchases, and we acquire new subservicing through our enterprise sales.
We had a total of approximately 5,000 employees at December 31, 2020 of which approximately 3,100 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, more than 70% were engaged in supporting our loan servicing operations as of December 31, 2020.
Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
Principles of Consolidation
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP).
Our consolidated financial statements include the accounts of Ocwen, its wholly-owned subsidiaries and any variable interest entity (VIE) for which we have determined that we are the primary beneficiary. We apply the equity method of accounting to investments where we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own 50% or less of the voting securities. Our statements of operations and consolidated balance sheets include the accounts and results of PHH Corporation (PHH) and its subsidiaries since acquisition on October 4, 2018. See Note 2 — Business Acquisition for additional information.
We have eliminated intercompany accounts and transactions in consolidation.
Foreign Currency Translation
The functional currency of each of our foreign subsidiaries is the U.S. dollar. Re-measurement adjustments of foreign-denominated amounts to U.S. dollars are included in Other, net in our consolidated statements of operations.
Reverse Stock Split
In August 2020, Ocwen implemented a reverse stock split of its shares of common stock in a ratio of one-for-15. The number of shares, loss per share amounts, repurchase price per share amounts, and Common stock and Additional paid-in capital balances have been retroactively adjusted for all periods presented in these consolidated financial statements to give effect to the reverse stock split as if it occurred at the beginning of the first period presented. See Note 16 — Stockholders’ Equity for additional information.
Reclassifications
In our consolidated balance sheet at December 31, 2019, and our consolidated statements of cash flows for 2019 and 2018, we have made the following changes to conform to the current presentation:
•Within the Total assets section of our consolidated balance sheet, we combined Match funded advances and Advances to present all servicing-related advances as a single line item.
•Within the Cash flows from financing activities section of our consolidated statements of cash flows, we now separately present proceeds and repayments on mortgage loan warehouse facilities, net, MSR financing facilities and other financing liabilities. These amounts were previously reported as Proceeds from (Repayment of) mortgage loan warehouse facilities and other secured borrowings.
The above presentation changes had no impact on total assets or total liabilities in our consolidated balance sheet and no impact on operating, investing and financing cash flows in our consolidated statements of cash flows.
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
Significant Accounting Policies
Cash and cash equivalents
Cash and cash equivalents includes both interest-bearing and non-interest-bearing demand deposits with financial institutions that have original maturities of 90 days or less.
Restricted Cash
Restricted cash includes amounts specifically designated to repay debt, to provide over-collateralization for secured borrowings and match funded debt facilities, and to provide additional collateral to support certain obligations, including letters of credit.
Mortgage Servicing Rights
MSRs are assets representing our right to service portfolios of mortgage loans. We recognize MSRs when originated or purchased loans are securitized or sold in the secondary market. We also acquire MSRs through flow purchase agreements, GSE Cash Window programs, and bulk acquisition transactions, or through asset purchases or business combination transactions. The unpaid principal balance (UPB) of the loans underlying the MSRs is not included on our consolidated balance sheets. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, we do not recognize an MSR.
All newly acquired or retained MSRs are initially measured at fair value. To the extent any portfolio contract is not expected to compensate us adequately for performing the servicing, we would recognize a servicing liability. We define contracts as Agency, government-insured or non-Agency (commonly referred to as non-prime, subprime or private-label loans)

based on applicable servicing guidelines, underwriting standards and borrower risk characteristics. Servicing assets are not recognized for subservicing arrangements entered into with the entity that owns the MSRs.
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
We earn fees for servicing and subservicing mortgage loans. We collect servicing and subservicing fees, generally expressed as a percent of UPB or fee per loan by loan performing status, from the borrowers’ payments. In addition to servicing and subservicing fees, we also report late fees, prepayment penalties, float earnings and other ancillary fees as revenue in Servicing and subservicing fees in our consolidated statements of operations. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise.
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
Servicing advances are financial assets subject to the credit loss allowance model under ASC 326: Financial Instruments - Credit Losses (CECL), effective January 1, 2020. The allowance for expected credit losses is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectability. Expected credit losses on advances are expected to be nil, or de minimis, as advances are generally fully reimbursable or recoverable under the terms of the servicing agreements. GSE and government-insured advances are subject to implicit and government guarantees, respectively, regarding advance reimbursement and the non-Agency pooling and servicing agreement terms regarding advance recovery, the credit loss history and the expectation over the remaining life of the advance portfolio support a zero allowance for credit loss.
Servicing advances may also include claimable (with investors) but nonrecoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. Such servicer errors result in the determination that the advance is uncollectible and represent operational losses resulting from not complying with servicing guidelines as established by the respective party (i.e., trustee, master servicer, investor, mortgage insurer). We establish an allowance for such operational losses through a charge to earnings (Servicing and origination expense) to the extent that a portion of advances are uncollectible taking into consideration, among other factors, probability of cure or modification, length of delinquency and the amount of the advance. We also assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs.
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
Loans Held for Sale
Loans held for sale include forward and reverse mortgage loans that we do not intend to hold until maturity. We report loans held for sale at either fair value or the lower of cost or fair value computed on an aggregate basis. Residential forward and reverse mortgage loans that we intend to sell are carried at fair value as a result of a fair value election. In addition, effective

January 1, 2020, repurchased loans by our Servicing business, including those loans we repurchase from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines, are accounted for under the fair value election. For loans that we elected to measure at fair value on a recurring basis, we report changes in fair value in Gain on loans held for sale, net in the consolidated statements of operations in the period in which the changes occur. These loans are expected to be sold into the secondary market to the GSEs, into Ginnie Mae guaranteed securitizations or to third-party investors. For the legacy portfolio of loans measured at the lower of cost or fair value, we account for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Other, net, in the consolidated statements of operations in the period in which the change occurs.
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
Loans Held for Investment
Newly originated reverse mortgage loans that are insured by the FHA and pooled into Ginnie Mae guaranteed securities that we sell into the secondary market with servicing rights retained are classified as loans held for investment. We have elected to measure these loans at fair value, with changes in fair value reported in Reverse mortgage revenue, net in the consolidated statements of operations. Loan transfers in these Ginnie Mae securitizations do not meet the definition of a participating interest and as a result, the transfers of the reverse mortgages do not qualify for sale accounting. Therefore, we account for these transfers as financings, with the reverse mortgages classified as Loans held for investment, at fair value, on our consolidated balance sheets, with no gain or loss recognized on the transfer.
Effective January 1, 2019, we elected to fair value future draw commitments for HECM loans purchased or originated after December 31, 2018. The value of future draw commitments for HECM loans purchased or originated before January 1, 2019 were recognized as the draws were securitized or sold. Effective January 1, 2020, in connection with the adoption of Accounting Standard Update (ASU) 2016-13 and ASU 2019-04: Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL), we made an irrevocable fair value election on all future draw commitments for HECM loans that were purchased or originated before January 1, 2019. We recorded cumulative-effect adjustments of $47.0 million to retained earnings as of January 1, 2020, to reflect the excess of the fair value over the carrying amount.
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
We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) in Financing liabilities and recognize no gain or loss on the transfer. We measure the HECM loans and HMBS-related borrowings at fair value on a recurring basis. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Reverse mortgage revenue, net in our consolidated statements of operations. Included in net fair value changes on the HECM loans and related HMBS borrowings are the net interest income that we expect to be collected on the HECM loans and the interest expense on the HMBS-related borrowings. In addition, reverse mortgage revenue, net includes the fair value changes of the interest rate lock commitments related to reverse mortgage loans. We report originations and collections of HECM loans in investing activities in the consolidated statements of cash flows. We report net fair value gains on HECM loans and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Proceeds from securitizations of HECM loans and payments on HMBS-related borrowings are included in financing activities in the consolidated statements of cash flows.
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
Derivative Financial Instruments
We use derivative instruments to manage the fair value changes in our MSRs, interest rate lock commitments and loan portfolios which are exposed to interest rate risk. We do not use derivative instruments for trading or speculative purposes. We recognize all derivative instruments at fair value on our consolidated balance sheets in Other assets and Other liabilities. Derivative instruments are generally entered into as economic hedges against changes in the fair value of a recognized asset or liability and are not designated as hedges for accounting purposes. We generally report the changes in fair value of such derivative instruments in the same line item in the consolidated statement of operations as the changes in fair value of the related asset or liability. For all other derivative instruments not designated as a hedging instrument, we report changes in fair value in Other, net.
Premises and Equipment, Leases
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
Our leases include non-cancelable operating leases for premises and equipment. At lease commencement and renewal date, we estimate the ROU assets and lease liability at present value using our estimated incremental borrowing rate. We amortize the balance of the ROU assets and recognize interest on the lease liability. Our lease liability represents the present value of the lease payments and is reduced as we make cash payments on our lease obligations. Our ROU lease assets are evaluated for impairment in accordance with ASC 360, Premises and Equipment.
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
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Additionally, we adjust deferred taxes to reflect estimated tax rate changes. We conduct periodic evaluations to determine whether it is more likely than not that some or all of our deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We recognize interest and penalties related to income tax matters in Income tax expense.
In December 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin (SAB) 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118), which provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act (Tax Act) signed into law by the President of the United States on December 22, 2017. We adopted the guidance of SAB 118 as of December 31, 2017 and finalized our provisional amounts recognized under SAB 118 in the fourth quarter of 2018. See Note 20 — Income Taxes for additional information.
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
Based on our evaluation, we have determined that there are no conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements for the year ended December 31, 2020 are issued.
Accounting Standards Adopted in 2020
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
This standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by the expected phase-out of the London Inter-bank Offered Rate (LIBOR) by the end of 2021 (or June 30, 2023 for U.S. dollar LIBOR of certain tenors). This guidance is effective upon issuance in March 2020 through December 31, 2022 and allows for retrospective application to contract modifications as early as January 1, 2020. We elected to retrospectively adopt this ASU as of January 1, 2020 which resulted in no immediate impact on our consolidated financial statements. Although we do not have any hedge accounting relationships, many of our debt facilities and loan agreements incorporate LIBOR as the referenced interest rate. Some of these facilities and loan agreements either mature prior to the end of 2021 (or June 30, 2023) or have terms in place that provide for an alternative to LIBOR upon its phase-out. We do not anticipate that this standard will have a material impact on our consolidated financial statements.
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13 and ASU 2019-04)
This ASU requires the remeasurement and recording of expected lifetime credit losses on loans and other financial instruments measured at amortized cost and replaces the existing incurred loss model for credit losses. The new guidance requires an organization to measure all current expected credit losses (CECL) for financial assets held and certain off-balance sheet credit exposures at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This standard requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. Additionally, the new guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.
We adopted this standard on January 1, 2020 by applying the guidance at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. We used the modified retrospective method for all financial assets in scope of the standard. Our statements of operations for reporting periods beginning after January 1, 2020 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previously applicable GAAP. As permitted by this standard, we made an irrevocable fair value election for certain financial instruments within the scope of the standard. We elected the fair value option for the future draw commitments for HECM loans purchased or originated before January 1, 2019. For the HECM loan future draw commitments, we recorded a $47.0 million cumulative-effect transition gain adjustment (before income taxes) to retained earnings as of January 1, 2020 to recognize the fair value as of that date. We did not record any significant net tax effect related to this adjustment as the increase in the deferred tax liability was offset by a corresponding decrease to the valuation allowance. The transition adjustment related to financial instruments for which we are not electing the fair value option did not result in any significant adjustment to the opening balance of retained earnings. Our measurement of lifetime expected credit losses is based on relevant qualitative and quantitative information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect collectability.
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
Accounting Standards Issued but Not Adopted in 2020
Income Taxes: Simplifying the Accounting for Income Taxes (ASU 2019-12)
On December 18, 2019, the FASB issued this ASU to ASC Topic 740, Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include the removal of certain exceptions to the general principles of ASC 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income.
Our adoption of this standard was effective for us on January 1, 2021 and did not have a material impact on our consolidated financial statements.
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
Pro Forma Results of Operations (Unaudited)
The following table presents supplemental pro forma information for Ocwen as if the PHH Acquisition occurred on January 1, 2017. Pro forma adjustments for 2018 include:
•Increase in MSR valuation adjustments, net of $24.4 million to conform the accounting for MSRs to the valuation policies of Ocwen related to acquired MSRs;
•Adjust interest expense for a total net impact of $30.6 million. The pro forma adjustments primarily pertain to fair value adjustments of $31.4 million related to the assumed MSR secured liability using valuation assumptions consistent with Ocwen's methodology;
•Adjust depreciation expense to amortize internally developed software acquired from PHH on a straight-line basis based on a useful life of three years;
•Adjust revenue for a total net increase of $120.6 million which primarily include adjusting servicing and subservicing fees for $127.7 million to gross up activity related to PHH MSRs sold accounted for as secured borrowings consistent with Ocwen’s presentation. The offset to these adjustments are interest income and interest expense, with no net effect on earnings.
•Income tax benefit of $0.3 million to record lower 2018 current federal tax under the new base erosion and anti-abuse tax (BEAT) provision of the Tax Act assuming Ocwen and PHH would file a consolidated federal tax return beginning January 1, 2017 and the benefit of the additional acquisition-related charges as if they had been incurred in 2017, based on management’s estimate of the blended applicable statutory tax rates and observing the continued need for a valuation allowance.
The following proforma adjustments were reported as if the acquisition had occurred in 2017 rather than 2018:
•Report the bargain purchase gain of $63.7 million as if the acquisition had occurred in 2017 rather than 2018;
•Report Ocwen and PHH acquisition-related charges of $18.5 million for professional services as if they had been incurred in 2017 rather than 2018;

2018
(Unaudited)
Revenues	$1,305,972
Loss from continuing operations, net of tax attributable to Ocwen common stockholders	$(201,382)
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

Note 3 — Severance and Restructuring Charges
In 2020, we executed certain cost re-engineering initiatives to generate further cost savings, some of which qualify as restructuring charges under GAAP, including the partial abandonment of certain leased properties and additional severance costs. As a result of these initiatives, we accelerated the depreciation of facility lease ROU assets and leasehold improvements by $3.3 million, recorded $6.3 million of facility and other related exit costs, and accrued $3.4 million of employee severance costs. At December 31, 2020, our remaining facility exit cost liability and employee severance cost liability are $3.5 million and $0.2 million, respectively, and are included in Other accrued expenses, a component of Other liabilities. The majority of expenses were incurred within the Corporate Items and Other segment.
In February 2019, we announced our intention to execute cost re-engineering opportunities in order to drive stronger financial performance and, in the longer term, simplify our operations. Our cost re-engineering plan extended beyond eliminating redundant costs through the PHH integration process and addressed organizational, process and control redesign and automation, human capital planning, off-shore utilization, strategic sourcing and facilities rationalization. Costs for this plan included severance, retention and other incentive awards, facilities-related costs and other costs to execute the reorganization. While we continue to pursue additional cost re-engineering initiatives, this $65.0 million cost re-engineering plan announced in February 2019 was completed by December 31, 2019. Our remaining liability at December 31, 2020 and 2019 is $2.0 million and $11.9 million, respectively, and is included in Other accrued expenses, a component of Other liabilities.
The following table provides a summary of the aggregate activity of the liability for the re-engineering plan costs incurred in the year ended December 31, 2019:

	Employee-related	Facility-related	Other	Total
Balance at January 1, 2019	$—	$—	$—	$—
Charges	35,704	10,133	19,133	64,970
Payments / Other	(29,449)	(7,202)	(16,414)	(53,065)
Balance at December 31, 2019	6,255	2,931	2,719	11,905
Payments	(6,247)	(960)	(2,719)	(9,925)
Balance at December 31, 2020	$8	$1,971	$—	$1,980
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
Note 4 — Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these transfers of financial assets and asset-backed financing arrangements using special purpose entities (SPEs) or VIEs into three groups: (1) securitizations of residential mortgage loans, (2) financings of advances and (3) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 14 — Borrowings.
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

The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2020	2019	2018
Proceeds received from securitizations	$7,533,284	$1,248,837	$1,290,682
Servicing fees collected (1)	47,230	50,326	45,046
Purchases of previously transferred assets, net of claims reimbursed	(6,933)	(4,602)	(4,395)
	$7,573,581	$1,294,561	$1,331,333
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the consolidated statements of operations.
In connection with these transfers, we retained MSRs of $68.7 million, $7.5 million and $8.3 million during 2020, 2019 and 2018, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	December 31,
	2020	2019
Carrying value of assets
MSRs, at fair value	$137,029	$109,581
Advances	143,361	141,829
UPB of loans transferred	18,062,856	14,490,984
Maximum exposure to loss	$18,343,246	$14,742,394
At December 31, 2020 and 2019, 6.8% and 7.7%, respectively, of the transferred residential loans that we service were 60 days or more past due.
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

We classify the transferred advances on our consolidated balance sheets as a component of Advances, net and the related liabilities as Advance match funded liabilities. The SPEs use collections of the pledged advances to repay principal and interest and to pay the expenses of the SPE. Holders of the debt issued by these entities have recourse only to the assets of the SPE for satisfaction of the debt. The assets and liabilities of the advance financing SPEs are comprised solely of Advances, Restricted cash (debt service accounts), Advance match funded liabilities and amounts due to affiliates. Amounts due to affiliates are eliminated in consolidation in our consolidated balance sheets.
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
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	December 31,
	2020	2019
MSRs pledged (MSRs, at fair value)	$476,371	$245,533
Unamortized deferred lender fees (Other assets)	1,183	946
Debt service account (Restricted cash)	211	100
Outstanding borrowings (Other secured borrowings, net)	210,755	147,706
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

The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	December 31,
	2020	2019
MSRs pledged (MSRs, at fair value)	$129,204	$146,215
Debt service account (Restricted cash)	2,385	3,002
Outstanding borrowings (Other secured borrowings, net)	68,313	94,395
Unamortized debt issuance costs (Other secured borrowings, net)	894	1,208
Mortgage-Backed Securitizations
The table below presents the carrying value and classification of the assets and liabilities of consolidated mortgage-backed securitization trusts included in our consolidated balance sheets as a result of residual securities issued we acquired in 2018 which were issued by the trusts.

	December 31,
	2020	2019
Loans held for investment, at fair value - Restricted for securitization investors	$9,770	$23,342
Financing liability - Owed to securitization investors, at fair value	9,770	22,002
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
In June 2020, we sold beneficial interests consisting of residual securities with a fair value of $1.2 million that we held in one of the consolidated securitization trusts. Effective with the sale, Ocwen deconsolidated the trust as it is no longer the primary beneficiary.

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		December 31,
		2020		2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$366,364	$366,364	$208,752	$208,752
Loans held for sale, at lower of cost or fair value (b)	3	21,472	21,472	66,517	66,517
Total Loans held for sale		$387,836	$387,836	$275,269	$275,269
Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$6,997,127	$6,997,127	$6,269,596	$6,269,596
Loans held for investment - Restricted for securitization investors (a)	3	9,770	9,770	23,342	23,342
Total loans held for investment		7,006,897	7,006,897	6,292,938	6,292,938

Advances, net (c)	3	828,239	828,239	1,056,523	1,056,523
Receivables, net (c)	3	187,665	187,665	201,220	201,220
Mortgage-backed securities (a)	3	2,019	2,019	2,075	2,075
Corporate bonds (a)	2	211	211	441	441

		December 31,
		2020		2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Advance match funded liabilities (c)	3	$581,288	$581,997	$679,109	$679,507
Financing liabilities:
HMBS-related borrowings (a)	3	$6,772,711	$6,772,711	$6,063,435	$6,063,435
Financing liability - MSRs pledged (Rights to MSRs) (a)	3	566,952	566,952	950,593	950,593
Financing liability - Owed to securitization investors (a)	3	9,770	9,770	22,002	22,002
Total Financing liabilities		$7,349,433	$7,349,433	$7,036,030	$7,036,030
Other secured borrowings:
Senior secured term loan (c) (d)	2	$179,776	$184,639	$322,758	$324,643
Mortgage warehouse and MSR financing (c)	3	889,385	858,573	703,033	686,146
Total Other secured borrowings		$1,069,161	$1,043,212	$1,025,791	$1,010,789
Senior notes:
Senior unsecured notes (c) (d)	2	$21,357	$20,625	$21,046	$13,821
Senior secured notes (c) (d)	2	290,541	300,254	290,039	256,201
Total Senior notes		$311,898	$320,879	$311,085	$270,022

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a) (f)	3, 2	$22,706	$22,706	$4,878	$4,878
Forward trades - Loans held for sale (a)	1	(50)	(50)	(21)	(21)
TBA / Forward mortgage-backed securities (MBS) trades and futures- MSR hedging (a)	1	(4,554)	(4,554)	1,121	1,121
Derivatives futures (a)	1	504	504	—	—

MSRs (a)	3	$1,294,817	$1,294,817	$1,486,395	$1,486,395
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 14 — Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $51.1 million at December 31, 2020 are classified as Level 3. The remaining balance of loans held for sale at fair value at December 31, 2020 is classified as Level 2. The entire balance of Loans held for sale at fair value at December 31, 2019 was classified as Level 2.
(f)Level 3 at December 31, 2020 and Level 2 at December 31, 2019.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Year Ended December 31, 2020
Beginning balance	$23,342	$(22,002)	—	$2,075	$—
Purchases, issuances, sales and settlements
Purchases	—	—	162,589	—	—
Issuances	—	—	—	—	286,992
De-consolidation of mortgage-backed securitization trusts	(10,715)	9,519	—	—	—
Sales	—	—	(137,780)	—	—
Settlements	(2,857)	2,857	—	—	—
Transfers to:
Loans held for sale, at fair value	—	—	—	—	(285,198)
Receivables, net	—	—	(969)	—	—
	(13,572)	12,376	23,840	—	1,794

Change in fair value included in earnings	—	(144)	1,650	(56)	10,434

Transfers in and / or out of Level 3	—	—	25,582	—	10,478
Ending balance	$9,770	$(9,770)	$51,072	$2,019	$22,706

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Mortgage-Backed Securities	Derivatives - Interest Rate Caps
Year Ended December 31, 2019
Beginning balance	$26,520	$(24,815)	$1,502	$678
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(3,178)	2,813	—	—
	(3,178)	2,813	—	—

Change in fair value included in earnings	—	—	573	(678)

Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$23,342	$(22,002)	$2,075	$—

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Mortgage-Backed Securities	Derivatives - Interest Rate Caps
Year Ended December 31, 2018
Beginning balance	$—	$—	$1,592	$2,056
Purchases, issuances, sales and settlements
Purchases	—	—	—	95
Issuances	—	—	—	—
Consolidation of mortgage-backed securitization trusts	28,373	(26,643)	—	—
Sales	—	—	—	—
Settlements	(1,853)	1,828	—	(371)
	26,520	(24,815)	—	(276)

Change in fair value	—	—	(90)	(1,102)

Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$26,520	$(24,815)	$1,502	$678

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
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic early buyouts (EBO) and loan resolution activity as part of our contractual obligations as the servicer of the loans. Effective January 1, 2020, we elected to classify any repurchased loans as loans held for sale at fair value as we expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations (in the case of modified loans) or sell the loans to a private investor (in the case of EBO loans). Modified and EBO loans purchased before January 1, 2020 are classified as loans held for sale at the lower of cost or fair value. The fair value of these loans is estimated using both observable and unobservable inputs, including published forward Ginnie Mae prices or existing sale contracts, as well as estimated default, prepayment, and discount rates. The significant unobservable input in estimating fair value is the estimated default rate. Accordingly, these repurchased Ginnie Mae loans are classified as Level 3 within the valuation hierarchy.
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
Loans Held for Investment
Loans Held for Investment - Reverse Mortgages
We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans. Inputs of the discounted cash flows of these assets include future draws and tail spread gains, voluntary prepayments, defaults, and discount rate. On January 1, 2019, we made an irrevocable fair value election on all future draw commitments for HECM loans that were purchased or originated on or after January 1, 2019. In connection with our adoption of ASU 2016-13 on January 1,

2020, we made an irrevocable fair value election on all future draw commitments for HECM loans that were purchased or originated before January 1, 2019.
We engage third-party valuation experts to support our valuation and provide observations and assumptions related to market activities. We evaluate the reasonableness of our fair value estimate and assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions and benchmarks with third-party expert valuations.
Significant unobservable assumptions include voluntary prepayment speeds, defaults and discount rate. The conditional prepayment speed assumption displayed in the table below is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates.

	December 31,
Significant unobservable assumptions	2020	2019
Life in years
Range	0.9 to 8.0	2.4 to 7.8
Weighted average	5.9	6.0
Conditional prepayment rate (1)
Range	10.6% to 28.8%	7.8% to 28.3%
Weighted average	15.4%	14.6%
Discount rate	1.9%	2.8%
(1)Includes voluntary and involuntary prepayments.
Significant increases or decreases in any of these assumptions in isolation could result in a significantly lower or higher fair value, respectively. The effects of changes in the assumptions used to value the loans held for investment, excluding future draw commitments, are partially offset by the effects of changes in the assumptions used to value the HMBS-related borrowings that are associated with these loans.
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
A change in the valuation inputs or assumptions may result in a significantly higher or lower fair value measurement. Changes in market interest rates predominantly impact the fair value for Agency MSRs via prepayment speeds by altering the borrower refinance incentive and the non-Agency MSRs due to the impact on advance costs. The significant unobservable assumptions used in the valuation of these MSRs include prepayment speeds, delinquency rates, cost to service and discount rates.

	December 31,
Significant unobservable assumptions	2020		2019
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	11.8%	11.5%	11.7%	12.2%
Weighted average delinquency rate	3.0%	28.0%	3.2%	27.3%
Weighted average discount rate	9.2%	11.4%	9.3%	11.3%
Weighted average cost to service (in dollars)	$79	$270	$85	$277
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of December 31, 2020 given hypothetical shifts in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(39,478)	$(76,100)
Weighted average discount rate	(24,362)	(47,227)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at December 31, 2020 are increased prepayment speeds and an increase in the yield assumption.
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
Financing Liabilities
HMBS-Related Borrowings
We have elected to measure these borrowings at fair value. These borrowings are not actively traded, and therefore, quoted market prices are not available. We determine fair value using a discounted cash flow approach, by discounting the projected recovery of principal and interest over the estimated life of the borrowing at a market rate commensurate with the risk of the estimated cash flows.
We engage third-party valuation experts to support our valuation and provide observations and assumptions related to market activities. We evaluate the reasonableness of our fair value estimate and assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions and benchmarks with third-party expert valuations.
Significant unobservable assumptions include yield spread and discount rate. The yield spread and discount rate assumption for these liabilities are primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.

	December 31,
Significant unobservable assumptions	2020	2019
Live in years
Range	0.9 to 8.0	2.4 to 7.8
Weighted average	5.9	6.0
Conditional prepayment rate
Range	10.6% to 28.8%	7.8% to 28.3%
Weighted average	15.4%	14.6%
Discount rate	1.7%	2.7%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value, respectively. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
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

	December 31,
Significant valuation assumptions	2020	2019
Weighted average prepayment speed	11.5%	11.9%
Weighted average delinquency rate	29.8%	20.3%
Weighted average discount rate	11.4%	10.7%
Weighted average cost to service (in dollars)	$287	$223
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
Financing Liability – Owed to Securitization Investors
Consists of securitization debt certificates due to third parties that represent beneficial ownership interests in mortgage-backed securitization trusts that we include in our consolidated financial statements. We determine fair value using the measurement alternative to ASC Topic 820, Fair Value Measurement. In accordance with the measurement alternative, the fair value of the consolidated securitization debt certificates is measured as the fair value of the loans held by the trust less the fair value of the beneficial interests held by us in the form of residual securities.
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
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant (locked pipeline), whereby the interest rate is set prior to funding. As of December 31, 2019, IRLCs were classified within Level 2 of the valuation hierarchy as the primary component of the price was obtained from observable values of mortgage forwards for loans of similar terms and characteristics. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors. As of December 31, 2020, IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.
We entered into forward MBS trades to provide an economic hedge against changes in the fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value until August 2019 and, beginning in September 2019, to hedge of our net MSR portfolio. We use derivative instruments, including forward trades of MBS or Agency TBAs and exchange-traded interest rate swap futures, as economic hedging instruments. Forward contracts, TBAs and interest rate swap futures are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month or three-month Eurodollar rate (1ML or 3ML, respectively) interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.

Note 6 — Loans Held for Sale

Loans Held for Sale - Fair Value	Years Ended December 31,
	2020	2019	2018
Beginning balance	$208,752	$176,525	$214,262
Originations and purchases	7,552,026	1,168,885	944,627
Proceeds from sales	(7,344,151)	(1,124,247)	(1,019,211)
Principal collections	(25,976)	(23,116)	(20,774)
Acquired in connection with the acquisition of PHH	—	—	42,324
Transfers from (to):
Loans held for investment, at fair value	3,084	1,892	1,038
Receivables	(85,001)	(2,480)	(1,132)
REO (Other assets)	(3,657)	(2,520)	(1,886)
Gain on sale of loans	50,248	25,253	34,724
(Decrease) increase in fair value of loans	1,075	(589)	(13,435)
Other	9,964	(10,851)	(4,012)
Ending balance (1) (2)	$366,364	$208,752	$176,525
(1)At December 31, 2020, 2019 and 2018, the balances include $(6.7) million, $(7.8) million and $(7.2) million, respectively, of fair value adjustments.
(2)At December 31, 2020, the balances include $51.1 million of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. As disclosed in Note 5 — Fair Value, effective January 1, 2020, we elected to classify repurchased loans as Loans held for sale at fair value. See table below. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to Receivables.

Loans Held for Sale - Lower of Cost or Fair Value	Years Ended December 31,
	2020	2019	2018
Beginning balance	$66,517	$66,097	$24,096
Purchases (1)	—	320,089	770,563
Proceeds from sales	(58,575)	(221,471)	(569,718)
Principal collections	(1,842)	(11,304)	(15,413)
Transfers from (to):
Receivables, net	61	(104,635)	(155,586)
REO (Other assets)	—	(4,116)	(2,355)
Gain on sale of loans	11,189	4,974	3,659
Decrease (increase) in valuation allowance	463	4,926	(4,251)
Other	3,659	11,957	15,102
Ending balance (2)	$21,472	$66,517	$66,097
(1)We elected the fair value option for all newly repurchased loans after December 31, 2019.
(2)At December 31, 2020, 2019 and 2018, the balances include $12.5 million, $60.6 million and $51.8 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines.

Valuation Allowance - Loans Held for Sale at Lower of Cost or Fair Value	Years Ended December 31,
	2020	2019	2018
Beginning balance	$6,643	$11,569	$7,318
Provision	1,144	2,537	4,033
Transfer from Liability for indemnification obligations (Other liabilities)	68	403	2,021
Sales of loans	(1,675)	(7,866)	(1,824)
Other	—	—	21
Ending balance	$6,180	$6,643	$11,569

	Years Ended December 31,
Gains on Loans Held for Sale, Net	2020	2019	2018
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$68,734	$7,458	$7,412
Gain on sale of forward mortgage loans	45,459	25,310	34,216
Gain on sale of repurchased Ginnie Mae loans	15,947	4,764	3,659
	130,140	37,532	45,287
Change in fair value of IRLCs	17,479	756	3,809
Change in fair value of loans held for sale	2,280	3,005	(11,569)
(Loss) gain on economic hedge instruments	(10,069)	(2,689)	136
Other	(2,594)	(304)	(327)
	$137,236	$38,300	$37,336

Note 7 – Reverse Mortgages

	Years Ended December 31,
	2020		2019		2018
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$6,269,596	$(6,063,435)	$5,472,199	$(5,380,448)	$4,715,831	$(4,601,556)
Cumulative effect of fair value election (2)	47,038	—	—	—	—	—
Originations	1,203,645	—	1,026,154	—	920,476	—
Securitization of HECM loans accounted for as a financing (incl. realized fair value changes)	—	(1,273,575)	—	(981,199)	—	(990,039)
Repayments (principal payments received)	(944,699)	935,778	(558,720)	549,600	(400,521)	391,985
Transfers to:
Loans held for sale, at fair value	(3,084)	—	(1,892)	—	(1,039)	—
Receivables, net	(236)	—	(327)	—	(158)	—
REO (Other assets)	(511)	—	(513)	—	(411)	—
Change in fair value (1)	425,378	(371,479)	332,695	(251,388)	238,021	(180,838)
Ending Balance	$6,997,127	$(6,772,711)	$6,269,596	$(6,063,435)	$5,472,199	$(5,380,448)
Securitized loans (pledged to HMBS-Related Borrowings)	$6,872,252	$(6,772,711)	$6,120,933	$(6,063,435)	$5,446,768	$(5,380,448)
Unsecuritized loans	124,875		148,663		$25,431
Total	$6,997,127		$6,269,596		$5,472,199
(1)The change in fair value adjustments on Loans held for investment for 2020 and 2019 includes $19.8 million and $12.2 million, respectively, in connection with the fair value election for future draw commitments (tails) on HECM reverse mortgage loans purchased or originated after December 31, 2018.
(2)In conjunction with the adoption of ASU 2016-13, we elected the fair value option for future draw commitments (tails) on HECM reverse mortgage loans purchased or originated before December 31, 2018, which resulted in the recognition of the fair value of such tails through stockholders’ equity on January 1, 2020.

Reverse Mortgage Revenue, net	Years Ended December 31,
	2020	2019	2018
Gain on new originations (1)	$46,326	$17,849	$13,064
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	7,573	63,459	44,119
Loan fees and other	6,827	5,001	3,054
	$60,726	$86,309	$60,237
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.

Note 8 — Advances

	December 31,
	2020	2019
Principal and interest	$277,132	$414,846
Taxes and insurance	364,593	422,383
Foreclosures, bankruptcy, REO and other	192,787	229,219
	834,512	1,066,448
Allowance for losses	(6,273)	(9,925)
Advances, net	$828,239	$1,056,523
The following table summarizes the activity in net advances:

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$1,056,523	$1,186,676	$1,389,150
Asset acquisition	14	1,457	—
Acquired in connection with the acquisition of PHH	—	—	96,163
Transfer to Other assets	—	—	(36,896)
New advances	890,389	671,673	684,538
Sales of advances	(834)	(11,791)	(32,081)
Collections of advances and other	(1,121,505)	(804,826)	(910,039)
Net decrease (increase) in allowance for losses (1)	3,652	13,334	(4,159)
Ending balance	$828,239	$1,056,523	$1,186,676
(1)    As disclosed in Note 1, there was no significant adjustment as of January 1, 2020 as a result of the adoption of ASU 2016-13.

Allowance for Losses	Years Ended December 31,
	2020	2019	2018
Beginning balance	$9,925	$23,259	$16,465
Provision	7,790	3,220	5,732
Net charge-offs and other (1)	(11,442)	(16,554)	1,062
Ending balance	$6,273	$9,925	$23,259
(1)Net change for the year ended December 31, 2019 includes $18.0 million allowance related to sold advances presented in Other liabilities (Liability for indemnification obligations).
Note 9 — Mortgage Servicing
During each period, we remeasure our MSRs at fair value, which contemplates the receipt or nonreceipt of the servicing income for that period. The servicing income, including expectations of future servicing cash flows, are inputs for the measurement of the MSR fair value. The net result on the statement of operations is that we record the contractual cash received in each period as revenue within Servicing and subservicing fees, partially offset by the remeasurement of the MSR fair value within MSR valuation adjustments, net.

Mortgage Servicing Rights – Fair Value Measurement Method	Years Ended December 31,
	2020			2019			2018
	Agency	Non-Agency	Total	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$714,006	$772,389	$1,486,395	$865,587	$591,562	$1,457,149	$11,960	$660,002	$671,962
Fair value election - Transfer from MSRs carried at amortized cost	—	—	—	—	—	—	336,882	—	336,882
Cumulative effect of fair value election	—	—	—	—	—	—	82,043	—	82,043
Sales	—	(143)	(143)	(3,578)	(766)	(4,344)	(4,748)	(1,492)	(6,240)
Additions:
Recognized on the sale of residential mortgage loans	68,734	—	68,734	8,795	—	8,795	8,279	—	8,279
Recognized in connection with the acquisition of PHH	—	—	—	—	—	—	494,348	23,779	518,127
Purchase of MSRs	285,134	—	285,134	153,505	—	153,505	5,433	—	5,433
Servicing transfers and adjustments (1)	(266,248)	403	(265,845)	—	(7,309)	(7,309)	(1,047)	(4,833)	(5,880)
Changes in fair value (2):
Changes in valuation inputs or assumptions	(133,072)	26,870	(106,202)	(171,050)	265,003	93,953	11,558	(5,705)	5,853
Realization of expected future cash flows and other changes	(89,597)	(83,659)	(173,256)	(139,253)	(76,101)	(215,354)	(79,121)	(80,189)	(159,310)
Ending balance	$578,957	$715,860	$1,294,817	$714,006	$772,389	$1,486,395	$865,587	$591,562	$1,457,149
(1)Servicing transfers and adjustments include a $263.7 million derecognition of MSRs/Rights to MSRs effective with the February 20, 2020 notice of termination of the PMC subservicing agreement by NRZ. See Note 10 — Rights to MSRs for further information.
(2)Changes in fair value are recognized in MSR valuation adjustments, net in the consolidated statements of operations.
MSR UPB

	UPB at December 31,
	2020	2019	2018
Owned MSRs	$90,174,495	$70,973,496	$68,236,270
NRZ pledged MSRs (1)	64,061,198	108,837,877	126,643,940
Total MSR UPB	$154,235,693	$179,811,373	$194,880,210
(1)MSRs subject to sale agreements with NRZ that do not meet sale accounting criteria. See Note 10 — Rights to MSRs.
We purchased MSRs with a UPB of $31.7 billion, $14.6 billion and $144.1 million during 2020, 2019 and 2018, respectively. We sold MSRs with a UPB of $80.0 million, $140.8 million and $901.3 million during 2020, 2019 and 2018, respectively, mostly to Freddie Mac under the Voluntary Partial Cancellation (VPC) program for delinquent loans. We sold non-Agency MSRs with a UPB of $140.8 million during 2019.
A significant portion of the servicing agreements for our non-Agency servicing portfolio contain provisions where we could be terminated as servicer without compensation upon the failure of the serviced loans to meet certain portfolio delinquency or cumulative loss thresholds. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
At December 31, 2020, the S&P Global Ratings, Inc.’s (S&P) servicer ratings outlook for PMC is stable. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. Downgrades in servicer ratings could adversely affect our ability to service loans, sell or finance servicing advances and could impair our ability to consummate future servicing transactions or adversely affect our dealings with lenders, other contractual counterparties, and regulators, including our ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac. The servicer rating requirements of Fannie Mae do not necessarily require or imply immediate action, as Fannie Mae has discretion with respect to whether we are in compliance with their requirements and what actions it deems appropriate under the circumstances in the event that we fall below their desired servicer ratings.
Certain of our servicing agreements require that we maintain specified servicer ratings from rating agencies such as Moody’s and S&P. To date, terminations as servicer as a result of a breach of any of these provisions have been minimal.
The geographic concentration of the UPB of residential loans and real estate we serviced at December 31, 2020 was as follows:

	Amount	Count
California	$38,640,172	144,717
New York	13,474,135	56,917
Florida	11,443,408	86,518
New Jersey	8,564,107	39,287
Texas	7,476,092	73,382
Other	74,637,779	556,596
	$154,235,693	957,417

	Years Ended December 31,
Servicing Revenue	2020	2019	2018
Loan servicing and subservicing fees
Servicing	$216,263	$227,490	$227,639
Subservicing	28,886	15,459	8,904
NRZ	383,685	577,015	539,039
Total loan servicing and subservicing fees	628,834	819,964	775,582
Ancillary income
Late charges	47,687	57,194	61,453
Home Affordable Modification Program (HAMP) fees (1)	565	5,538	14,312
Custodial accounts (float earnings)	9,939	47,562	40,115
Loan collection fees	12,919	15,539	18,392
Other	37,376	29,710	27,229
Total ancillary income	108,486	155,543	161,501
	$737,320	$975,507	$937,083
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
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $1.74 billion, $1.71 billion and $1.68 billion at December 31, 2020, 2019 and 2018, respectively.

Note 10 — Rights to MSRs
Ocwen and PMC entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. In the case of Ocwen Rights to MSRs transactions, while the majority of the risks and rewards of ownership were transferred in 2012 and 2013, legal title was retained by Ocwen, causing the Rights to MSRs transactions to be accounted for as secured financings. In the case of the PMC transactions, and for those Ocwen MSRs where consents were subsequently received and legal title was transferred to NRZ, due to the length of the non-cancellable term of the subservicing agreements, the transactions did not qualify for sale accounting treatment which resulted in such transactions being accounted for as secured financings. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and related financing liability on our consolidated balance sheets, as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our consolidated statements of operations. Changes in fair value of the Rights to MSRs are recognized in MSR valuation adjustments, net in the consolidated statements of operations. Changes in fair value of the MSR related financing liability are reported in Pledged MSR liability expense.
The following tables present selected assets and liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our NRZ agreements.

	Years Ended December 31,
	2020	2019	2018
Balance Sheets
MSRs, at fair value (1)	$566,952	$915,148	$894,002
Due from NRZ (Receivables)
Sales and transfers of MSRs (2)	—	24,167	23,757
Advance funding, subservicing fees and reimbursable expenses	4,611	9,197	30,845
	$4,611	$33,364	$54,602

Due to NRZ (Other liabilities)	$94,691	$63,596	$53,001
Financing liability - MSRs pledged, at fair value
Original Rights to MSRs Agreements	$566,952	$603,046	$436,511
2017 Agreements and New RMSR Agreements	—	35,445	138,854
PMC MSR Agreements (1)	—	312,102	457,491
	$566,952	$950,593	$1,032,856

Statements of Operations
Servicing fees collected on behalf of NRZ (1)	$383,685	$577,015	$539,039
Less: Subservicing fee retained (1)	104,848	139,343	142,334
Net servicing fees remitted to NRZ	278,837	437,672	396,705

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements	(21,964)	(229,198)	171
2017 Agreements and New RMSR Agreements	(903)	(5,866)	14,369
PMC MSR Agreements (1)	40,720	82,078	4,729
	17,853	(152,986)	19,269
Runoff and settlement:
Original Rights to MSRs Agreements	56,302	48,729	58,837
2017 Agreements and New RMSR Agreements	35,121	101,003	134,509
PMC MSR Agreements (1)	7,492	64,631	18,420
	98,915	214,363	211,766

Other	9,735	4,206	(6,000)

Pledged MSR liability expense	$152,334	$372,089	$171,670

(1)On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements. While the MSRs and the Rights to MSRs associated with these loans were derecognized from our balance sheet, we continued to service these loans until completing deboarding on October 1, 2020, and accounted for them as a subservicing relationship.
(2)Balance represented the holdback of proceeds from PMC MSR sales and transfers to address indemnification claims and mortgage loan document deficiencies. These sales were executed by PMC prior to Ocwen’s acquisition of PHH.

	Year Ended December 31, 2020
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning balance	$603,046	$35,445	$312,102	$950,593
Additions	—	—	—	—
Sales	—	—	(226)	(226)
Changes in fair value:
Original Rights to MSRs Agreements	21,964	—	—	21,964
2017 Agreements and New RMSR Agreements	—	903	—	903
PMC MSR Agreements	—	—	(40,720)	(40,720)
Runoff and settlement:
Original Rights to MSRs Agreements	(56,302)	—	—	(56,302)
2017 Agreements and New RMSR Agreements	—	(35,121)	—	(35,121)
PMC MSR Agreements	—	—	(7,492)	(7,492)
Derecognition of Pledged MSR financing liability due to termination of PMC MSR Agreements	—	—	(263,664)	(263,664)
Calls (1):
Original Rights to MSRs Agreements	(1,756)	—	—	(1,756)
2017 Agreements and New RMSR Agreements	—	(1,227)	—	(1,227)
PMC MSR Agreements	—	—	—	—
Ending balance	$566,952	$—	$—	$566,952

	Year Ended December 31, 2019
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning balance	$436,511	$138,854	$457,491	$1,032,856
Additions	—	—	1,276	1,276
Sales	—	—	44	44
Changes in fair value:
Original Rights to MSRs Agreements	229,198	—	—	229,198
2017 Agreements and New RMSR Agreements	—	5,866	—	5,866
PMC MSR Agreements	—	—	(82,078)	(82,078)
Runoff and settlement:
Original Rights to MSRs Agreements	(48,730)	—	—	(48,730)
2017 Agreements and New RMSR Agreements	—	(101,003)	—	(101,003)
PMC MSR Agreements	—	—	(64,631)	(64,631)
Calls (1):	—	—	—
Original Rights to MSRs Agreements	(13,933)	—	—	(13,933)
2017 Agreements and New RMSR Agreements	—	(8,272)	—	(8,272)
PMC MSR Agreements	—	—	—	—
Ending balance	$603,046	$35,445	$312,102	$950,593

	Year Ended December 31, 2018
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning balance	$499,042	$9,249	$—	$508,291
Additions	—	—	667	667
Assumed in connection with the acquisition of PHH	—	—	481,020	481,020
Receipt of lump-sum cash payments	—	279,586	—	279,586
Changes in fair value:
Original Rights to MSRs Agreements	(171)	—	—	(171)
2017 Agreements and New RMSR Agreements	—	(14,369)	—	(14,369)
PMC MSR Agreements	—	—	(4,729)	(4,729)
Runoff and settlement:
Original Rights to MSRs Agreements	(58,837)	—	—	(58,837)
2017 Agreements and New RMSR Agreements	—	(134,509)	—	(134,509)
PMC MSR Agreements	—	—	(18,420)	(18,420)
Calls (1):
Original Rights to MSRs Agreements	(3,523)	—	—	(3,523)
2017 Agreements and New RMSR Agreements	—	(1,103)	—	(1,103)
PMC MSR Agreements	—	—	(1,047)	(1,047)
Ending balance	$436,511	$138,854	$457,491	$1,032,856
(1)Represents the carrying value of MSRs in connection with call rights exercised by NRZ, for MSRs transferred to NRZ under the 2017 Agreements and New RMSR Agreements, or by Ocwen at NRZ’s direction, for MSRs underlying the Original Rights to MSRs Agreements. Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.
As of December 31, 2020, the UPB of loans serviced on behalf of NRZ comprised the following:

Ocwen servicer of record (MSR title retained by Ocwen) - Ocwen MSR (1) (2)	$14,114,602
NRZ servicer of record (MSR title transferred to NRZ) - Ocwen MSR (1)	49,866,082
Ocwen subservicer	3,130,704
Total NRZ UPB at December 31, 2020	$67,111,388
(1)The MSR sale transactions did not achieve sale accounting treatment.
(2)NRZ’s associated outstanding servicing advances were approximately $575.9 million as of December 31, 2020.
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
Ocwen received lump-sum cash payments of $54.6 million and $279.6 million in September 2017 and January 2018 in accordance with the terms of the 2017 Agreements and New RMSR Agreements, respectively. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the Original Rights to MSRs Agreements and the future revenue stream Ocwen expected to receive under the 2017 Agreements and the New RMSR Agreements. We recognized the cash received as a financing liability that we accounted for at fair value through the term of the original agreements (April 2020). Changes in fair value were recognized in Pledged MSR liability expense in the consolidated statements of operations.
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
As of December 31, 2020, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $67.1 billion, including $16.3 billion for which title has not transferred to NRZ. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $16.3 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
In addition, as noted above, during the Initial Term, NRZ has the right to terminate the $16.3 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.

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
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC subservicing agreement. This termination was for convenience and not for cause, and provided for loan deboarding fees to be paid by NRZ. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We serviced these loans until deboarding, and accounted for them as a subservicing relationship. Accordingly, during 2020, we recognized subservicing fees of $15.9 million associated with the subservicing agreement subsequent to February 20, 2020 and have not reported any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter. On September 1, 2020, 133,718 loans representing $18.2 billion of UPB were deboarded and the remaining 136,500 loans representing $16.0 billion of UPB were deboarded on October 1, 2020.

Note 11 — Receivables

	December 31,
	2020	2019
Servicing-related receivables:
Government-insured loan claims - Forward	$103,058	$122,557
Government-insured loan claims - Reverse	32,887	14,123
Due from custodial accounts	19,393	27,175
Reimbursable expenses	4,970	13,052
Advance funding, subservicing fees and reimbursable expenses - Due from NRZ	4,611	9,197
Sales and transfers of MSRs - Due from NRZ	—	24,167
Other	1,087	4,970
	166,006	215,241
Income taxes receivable	57,503	37,888
Other receivables	3,200	5,963
	226,709	259,092
Allowance for losses	(39,044)	(57,872)
	$187,665	$201,220
At December 31, 2020 and 2019, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured loan claims) was $38.3 million and $56.9 million at December 31, 2020 and 2019, respectively. The government-insured loan claims are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Years Ended December 31,
	2020	2019	2018
Beginning balance	$56,868	$52,497	$53,340
Provision	18,145	29,034	37,352
Charge-offs and other, net	(36,674)	(24,663)	(38,195)
Ending balance	$38,339	$56,868	$52,497
Note 12 — Premises and Equipment

	December 31,
	2020	2019
Computer hardware	$33,585	$32,747
Operating lease ROU assets	26,930	31,329
Leasehold improvements	21,272	22,019
Computer software	16,371	24,377
Office equipment	6,958	6,929
Furniture and fixtures	3,463	3,506
Buildings	—	8,550
Other	123	44
	108,702	129,501
Less accumulated depreciation and amortization	(91,777)	(91,227)
	$16,925	$38,274

Note 13 — Other Assets

	December 31,
	2020	2019
Contingent loan repurchase asset	$480,221	$492,900
Derivatives, at fair value	23,246	6,007
Prepaid expenses	21,176	21,996
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Prepaid lender fees, net	9,556	8,647
REO	7,771	8,556
Deferred tax assets, net	3,543	2,169
Security deposits	2,222	2,163
Mortgage-backed securities, at fair value	2,019	2,075
Other	6,556	3,554
	$571,483	$563,240
Note 14 — Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		December 31, 2020		December 31, 2019
Borrowing Type	Maturity (1)	Amorti-zation Date (1)	Total	Available (2)	Weighted Average Int. Rate	Balance	Weighted Average Int. Rate	Balance
Advance Financing Facilities
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2051	Jun. 2021	$250,000	$160,604	4.26%	$89,396	3.36%	$190,555
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	475,000	—	1.49	475,000	—	—
Advance Receivables Backed Notes, Series 2019-T1 (4)	Aug. 2050	Aug. 2020	—	—	—	—	2.62	185,000
Advance Receivables Backed Notes, Series 2019-T2 (4)	Aug. 2051	Aug. 2021	—	—	—	—	2.53	285,000
Total Ocwen Master Advance Receivables Trust (OMART)			725,000	160,604	1.93%	564,396	2.79%	660,555

Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Jun. 2051	Jun. 2021	70,000	53,108	3.26	16,892	3.53	18,554
			$795,000	$213,712	1.96%	$581,288	2.81%	$679,109
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
(2)Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At December 31, 2020, none of the available borrowing capacity of the OMART and OFAF advance financing notes could be used based on the amount of eligible collateral.
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

(4)On August 12, 2020, we issued fixed-rate term notes with a total borrowing capacity of $475.0 million (Series 2020 T-1). The weighted average rate of the notes at December 31, 2020 is 1.49% with rates on the individual classes of notes ranging from 1.28% to 5.42%. The Series 2019-T1 and 2019-T2 fixed-rate term notes were redeemed on August 17, 2020.
(5)On May 7, 2020, we renewed this facility through June 30, 2021 and increased the borrowing capacity from $60.0 million to $70.0 million with interest computed based on the lender’s cost of funds plus a margin of 300 bps.

Financing Liabilities				Outstanding Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Maturity	2020	2019
HMBS-related borrowings, at fair value (1)	Loans held for investment	1ML + 245 bps	(1)	$6,772,711	$6,063,435

Other financing liabilities, at fair value
MSRs pledged (Rights to MSRs), at fair value:
Original Rights to MSRs Agreements (2)	MSRs	(2)	(2)	566,952	603,046
2017 Agreements and New RMSR Agreements (3)	MSRs	(3)	(3)	—	35,445
PMC MSR Agreements (2)	MSRs	(2)	(2)	—	312,102
				566,952	950,593
Financing liability - Owed to securitization investors, at fair value:
IndyMac Mortgage Loan Trust (INDX 2004-AR11) (4)	Loans held for investment	(4)	(4)	—	9,794
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (4)	Loans held for investment	(4)	(4)	9,770	12,208
				9,770	22,002
Total Other financing liabilities, at fair value				576,722	972,595

				$7,349,433	$7,036,030
(1)Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS which did not qualify for sale accounting treatment of HECM loans. Under this accounting treatment, the HECM loans securitized with Ginnie Mae remain on our consolidated balance sheet and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related HECM loans. The beneficial interests have no maturity dates, and the borrowings mature as the related loans are repaid.
(2)This pledged MSR liability is recognized due to the accounting treatment of MSR sale transactions with NRZ which did not qualify as sales for accounting purposes. Under this accounting treatment, the MSRs transferred to NRZ remain on the consolidated balance sheet and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related MSRs. This financing liability has no contractual maturity or repayment schedule. The PMC liability was derecognized upon termination of the agreement by NRZ on February 20, 2020. See Note 10 — Rights to MSRs for additional information.
(3)Represented a liability which arose in connection with lump sum payments received in 2017 upon transfer of legal title of the MSRs related to the Rights to MSRs transactions to NRZ and in 2018 in connection with the execution of the New RMSR Agreements as compensation for foregoing certain payments under the Original Rights to MSRs Agreements. The balance of the liability was adjusted each reporting period to its fair value through the term of the original agreements on April 30, 2020. See Note 10 — Rights to MSRs for additional information.
(4)Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our consolidated financial statements, as more fully described in Note 4 — Securitizations and Variable Interest Entities. In June 2020, we sold the beneficial interests held in the INDX 2004-AR11 securitization trust and deconsolidated the trust. The certificates in the RAST 2003-A11 Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%. The maturity of the certificates occurs upon maturity of the loans held by the trust. The remaining loans in the RAST 2003-A11 Trust have maturity dates extending through October 2033.

Other Secured Borrowings				Available Borrowing Capacity		Outstanding Balance December 31,
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	2020	2019
SSTL (3)	(3)	1-Month Euro-dollar rate + 600 bps; Euro-dollar floor 100 bps (3)	May 2022	$—	$—	$185,000	$326,066

Master repurchase agreement (4)	Loans held for sale (LHFS)	1ML + 220 - 375 bps	June 2021	79,227	—	195,773	91,573
Mortgage warehouse agreement (5)	LHFS (reverse)	Greater of 1ML + 250 bps or 3.50%; LIBOR floor 0%	August 2021	—	1,000	—	72,443
Master repurchase agreement (6)	LHFS (forward and reverse)	1ML + 325 bps forward; 1ML + 350 bps reverse	Nov. 2021	50,000	119,919	80,081	139,227
Master repurchase agreement (7)	LHFS (reverse)	Prime + 0%; 4.0% floor	January 2020	—	—	—	898
Master repurchase agreement (8)	N/A	SOFR + 190 bps; SOFR floor 25 bps	N/A	50,000	—	—	—
Participation agreement (9)	LHFS	(9)	June 2021	120,000	—	—	17,304
Master repurchase agreement (9)	LHFS	(9)	June 2021	—	26,719	63,281	—
Master repurchase agreement	LHFS	1 ML + 250 bps	March 2021	—	1,000	—	—
Mortgage warehouse agreement (10)	LHFS	1ML + 350 bps; 5.25% floor	Jan. 2022	—	38,285	11,715	10,780
Mortgage warehouse agreement (11)	LHFS (reverse)	1ML + 250 bps; 3.25% floor	Oct. 2021	26,866	—	73,134	—
Mortgage warehouse agreement (12)	LHFS	(12)	N/A	72,271	—	27,729	—
Total Mortgage loan warehouse facilities		3.33% (17)		398,364	186,923	451,713	332,225

Other Secured Borrowings				Available Borrowing Capacity		Outstanding Balance December 31,
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	2020	2019
Agency MSR financing facility (13)	MSRs, Advances	1ML + 450 bps	June 2021	—	39,245	210,755	147,706
Ginnie Mae MSR financing facility (14)	MSRs, Advances	1ML + 450 bps; 0.50% floor	Dec. 2021	12,978	—	112,022	72,320
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (15)	MSRs	5.07%	Nov. 2024	—	—	68,313	94,395
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (16)	MSRs	(16)	Feb. 2028	—	—	47,476	57,594
Total MSR financing facilities		4.82% (17)		12,978	39,245	438,566	372,015
				$411,342	$226,168	1,075,279	1,030,306
Unamortized debt issuance costs - SSTL and PLS Notes (18)						(5,761)	(3,381)
Discount - SSTL						(357)	(1,134)
						$1,069,161	$1,025,791

Weighted average interest rate						4.55%	4.74%
(1)1ML was 0.14% and 1.76% at December 31, 2020 and 2019, respectively.
(2)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, none of the available borrowing capacity could be used at December 31, 2020 based on the amount of eligible collateral that could be pledged.
(3)On January 27, 2020, we entered into a Joinder and Second Amendment Agreement (the Amendment) which amends the Amended and Restated SSTL Facility Agreement dated as of December 5, 2016, as amended by a Joinder and Amendment Agreement dated as of March 18, 2019. The Amendment provided for a net prepayment of $126.1 million of the outstanding balance at December 31, 2019 such that the facility has a maximum outstanding balance of $200.0 million. The Amendment also (i) extended the maturity of the remaining outstanding loans under the SSTL to May 15, 2022, (ii) provides that the loans under the SSTL bear interest at the one-month Eurodollar Rate or the Base Rate (as defined in the SSTL), at our option, plus a margin of 6.00% per annum for Eurodollar Rate loans or 5.00% per annum for Base Rate loans (increasing to a margin of 6.50% per annum for Eurodollar Rate loans or 5.50% per annum for Base Rate loans on January 27, 2021), (iii) provides for a prepayment premium of 2.00% until January 27, 2022 and (iv) requires quarterly principal payments of $5.0 million. The applicable interest rate was 7.0% at December 31, 2020.
(4)The maximum borrowing under this agreement is $275.0 million, of which $110.0 million is available on a committed basis and the remainder is available at the discretion of the lender.
(5)On March 12, 2020, we voluntarily reduced the maximum borrowing capacity from $100.0 million to $1.0 million to in connection with Liberty’s transfer of substantially all of its assets, liabilities, contracts and employees to PMC effective March 15, 2020. On August 10, 2020, the maturity date of this agreement was extended to August 13, 2021. The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.
(6)The maximum borrowing under this agreement is $250.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing. On November 19, 2020, the maturity date was extended to November 18, 2021 and the interest rate was increased to 1ML plus 3.25% for borrowings secured by forward mortgage loans and 1ML plus 3.50% for reverse mortgage loans.
(7)This facility expired on January 22, 2020 and was not renewed.
(8)The lender provides financing for up to $50.0 million at the discretion of the lender. The agreement has no stated maturity date. Interest on this facility is based on the Secured Overnight Financing Rate (SOFR).
(9)Under the original terms, the lender provided $300.0 million of borrowing capacity on an uncommitted basis. On June 25, 2020, this facility was amended to be comprised of two lines, a $120.0 million uncommitted participation agreement and a $90.0 million committed repurchase agreement. The maturity date of the facility was extended to June 24, 2021. The agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transactions do not qualify for sale accounting treatment and are accounted for as secured borrowings. The lender earns the stated interest rate of the underlying mortgage loans less 35 bps with a floor of 3.50%, while the loans are financed under both the participation and repurchase agreements.
(10)Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. On January 15, 2021, the maturity date of this facility was extended to January 15, 2022.
(11)On March 12, 2020, we entered into a mortgage loan warehouse agreement to fund reverse mortgage loan draws by borrowers subsequent to origination. Under this agreement, the lender provides financing for up to $100.0 million on an uncommitted basis. In October 2020, the maturity date was extended to October 24, 2021 and the capacity was temporarily increased to $150.0 million until

December 4, 2020 when it was reduced to $100.0 million. On February 1, 2021, the capacity was temporarily increased to $150.0 million until February 28, 2021 when it will be reduced to $100.0 million.
(12)On September 30, 2020, we entered into a $100.0 million uncommitted repurchase agreement to finance the purchase of EBO loans from Ginnie Mae. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate on the collateral.
(13)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. On May 7, 2020, we renewed the facility through June 30, 2021 and reduced the maximum amount which we may borrow pursuant to the repurchase agreements from $300.0 million to $250.0 million on a committed basis. We also pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility. See Note 4 — Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of our MSR financing facilities. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities.
(14)In connection with this facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs. Ocwen guarantees the obligations of PMC under the facility. On June 30, 2020, we amended the facility to increase the borrowing capacity from $100.0 million to $127.5 million on an uncommitted basis, accelerate the maturity date to December 27, 2020 and include Ginnie Mae servicing advances as additional collateral. On December 23, 2020, the maturity date was extended to December 27, 2021 and the borrowing capacity was reduced to $125.0 million. See (13) above regarding daily margining requirements.
(15) PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement had an initial principal amount of $100.0 million and amortize in accordance with a pre-determined schedule subject to modification under certain events. See Note 4 — Securitizations and Variable Interest Entities for additional information. See (13) above regarding daily margining requirements.
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
(17)Weighted average interest rate at December 31, 2020, excluding the effect of debt issuance costs and discount.
(18)Includes $4.9 million and $2.2 million at December 31, 2020 and 2019, respectively, related to SSTL.

Senior Notes			Outstanding Balance at December 31,
	Interest Rate	Maturity	2020	2019
Senior unsecured notes (1) (3)	6.375%	Aug. 2021	21,543	21,543
Senior secured notes (2) (3)	8.375%	Nov. 2022	291,509	291,509
			313,052	313,052
Unamortized debt issuance costs			(968)	(1,470)
Purchase accounting fair value adjustments (1)			(186)	(497)
			$311,898	$311,085
(1)These notes were originally issued by PHH and subsequently assumed by Ocwen in connection with its acquisition of PHH. We are amortizing the fair value purchase accounting adjustments over the remaining term of the notes. We have the option to redeem the notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount plus any accrued and unpaid interest.
(2)During July and August 2019, we repurchased a total of $39.4 million of our 8.375% Senior secured notes in the open market for a price of $34.3 million. We recognized a gain of $5.1 million on these repurchases which is reported in Gain on repurchases of senior secured notes in the consolidated statement of operations.
(3)See Note 28 — Subsequent Events for information regarding our intention to redeem our senior notes.
At any time, we may redeem all or a part of the 8.375% Senior secured notes, upon not less than 30 nor more than 60 days’ notice at a specified redemption price, plus accrued and unpaid interest to the date of redemption. We may redeem all or a part of these notes at the redemption prices (expressed as percentages of principal amount) specified in the Indenture of 102.094% during the twelve-month period beginning on November 15th 2020, and 100% thereafter.
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligation. At December 31, 2020, the S&P issuer credit rating for Ocwen was “B-”. On April 13, 2020, S&P placed Ocwen’s ratings outlook on CreditWatch with negative implications due to the uncertain economic impact of COVID-19 on liquidity. The CreditWatch was removed on July 23, 2020 and the Outlook was revised to Negative. On August 21, 2020, Moody’s reaffirmed their ratings. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
As of December 31, 2020, the most restrictive consolidated tangible net worth requirements contained in our debt agreements were for a minimum of $200.0 million in consolidated tangible net worth, as defined, under certain of our advance match funded debt, MSR financing facilities and mortgage warehouse agreements. The most restrictive liquidity requirements were for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and mortgage warehouse agreements. In addition, as amended, the SSTL limits our capacity to repurchase our securities and prepay certain junior debt to a combined total of $10.0 million, among other restrictions. Our current repurchase capacity has been reduced to the extent of repurchases executed under Ocwen’s share repurchase program announced in February 2020. See Note 16 — Stockholders’ Equity for additional information regarding share repurchases.
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
Collateral
Our assets held as collateral related to secured borrowings, committed under sale or other contractual obligations and which may be subject to secured liens under the SSTL and Senior Secured Notes are as follows at December 31, 2020:

		Collateral for Secured Borrowings
	Total Assets	Match Funded Liabilities	Financing Liabilities	Mortgage Loan Warehouse/MSR Facilities	Sales and Other Commitments (1)	Other (2)
Cash	$284,802	$—	$—	$—	$—	$284,802
Restricted cash	72,463	14,195	—	5,945	52,323	—
MSRs (3)	1,294,817	—	566,952	728,420	—	—
Advances, net	828,239	651,576	—	82,147	—	94,516
Loans held for sale	387,836	—	—	359,131	—	28,705
Loans held for investment	7,006,897	—	6,882,022	96,302	—	28,573
Receivables, net	187,665	—	—	47,187	—	140,478
Premises and equipment, net	16,925	—	—	—	—	16,925
Other assets	571,483	—	—	6,334	497,616	67,533
Total assets	$10,651,127	$665,771	$7,448,974	$1,325,466	$549,939	$661,532
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
(3)MSRs pledged as collateral for secured borrowings in connection with the Rights to MSRs transactions with NRZ which are accounted for as secured financings. Certain MSR cohorts with a negative fair value of $0.6 million that would be presented as Other are excluded from the eligible collateral of the facilities and are comprised of $16.3 million of positive fair value related to RMBS and $16.9 million of negative fair value related to private EBO and PLS MSRs.

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

	Expected Maturity Date (1) (2) (3)
	2021	2022	2023	2024	2025	Thereafter	Total Balance	Fair Value
Advance match funded liabilities	$106,288	$475,000	$—	$—	$—	$—	$581,288	$581,997
Other secured borrowings	821,141	206,662	—	—	—	47,476	1,075,279	1,043,212
Senior notes	21,543	291,509	—	—	—	—	313,052	320,879
	$948,972	$973,171	$—	$—	$—	$47,476	$1,969,619	$1,946,088
(1)Amounts are exclusive of any related discount, unamortized debt issuance costs or fair value adjustment.
(2)For match funded liabilities, the Expected Maturity Date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.
(3)Excludes financing liabilities recognized in connection with asset sales transactions accounted for as financings, including $567.0 million recorded in connection with sales of Rights to MSRs and MSRs and $6.8 billion recorded in connection with the securitizations of HMBS. These financing liabilities have no contractual maturity and are amortized over the life of the underlying assets.
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
Note 15 — Other Liabilities

	December 31,
	2020	2019
Contingent loan repurchase liability	$480,221	$492,900
Due to NRZ - Advance collections and servicing fees	94,691	63,596
Other accrued expenses	87,898	67,241
Liability for indemnification obligations	41,920	52,785
Accrued legal fees and settlements	38,932	30,663
Checks held for escheat	35,654	31,959
Servicing-related obligations	35,237	88,167
Lease liability	27,393	44,488
MSR purchase price holdback	20,923	9,129
Liability for uncertain tax positions	16,188	17,197
Liability for unfunded pension obligation	12,662	13,383
Liability for unfunded India gratuity plan	6,051	5,331
Accrued interest payable	4,915	5,964
Derivatives, at fair value	4,638	100
Liability for mortgage insurance contingency	—	6,820
Other	16,652	12,450
	$923,975	$942,173

Accrued Legal Fees and Settlements	Years Ended December 31,
	2020	2019	2018
Beginning balance	$30,663	$62,763	$51,057
Accrual for probable losses (1)	26,468	3,011	19,774
Payments (2)	(14,826)	(30,356)	(12,983)
Assumed in connection with the acquisition of PHH	—	—	9,960
Issuance of common stock in settlement of litigation (3)	—	—	(5,719)
Net increase (decrease) in accrued legal fees	(3,433)	(4,884)	(1,917)
Other	60	129	2,591
Ending balance	$38,932	$30,663	$62,763
(1)Consists of amounts accrued for probable losses in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the consolidated statements of operations.
(2)Includes cash payments made in connection with resolved legal and regulatory matters.
(3)See Note 16 — Stockholders’ Equity for additional information.
Note 16 — Stockholders’ Equity
Common Stock
On February 3, 2020, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $5.0 million of Ocwen’s issued and outstanding shares of common stock. During the three months ended March 31, 2020, we completed the repurchase of 377,484 shares of common stock in the open market under this program at prevailing market prices for a total purchase price of $4.5 million for an average price paid per share of $11.90. In addition, Ocwen paid $0.1 million in commissions. The repurchased shares were formally retired as of March 31, 2020. No additional shares were repurchased prior to the program’s expiration on February 3, 2021.
On April 8, 2020, Ocwen was notified by the New York Stock Exchange (the NYSE) that the average per share trading price of its common stock was below the NYSE’s continued listing standard rule relating to minimum average share price. The NYSE generally requires that a company’s common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period. Effective August 13, 2020, Ocwen implemented a one-for-15 reverse stock split of all outstanding shares of its common stock and reduced the number of authorized shares of common stock by the same proportion. Shareholders entitled to receive fractional shares of common stock received shares rounded up to the nearest whole share in lieu of such fractional shares, with an aggregate 4,692 additional shares issued. The number of outstanding shares was reduced from 130,013,696 to 8,672,272 and the authorized shares from 200,000,000 to 13,333,333 effective August 13, 2020, with giving effect to the rounding up of fractional shares. The $0.01 par value per share of common stock remained unchanged. On September 1, 2020, Ocwen was notified by the NYSE that it has regained compliance with the NYSE’s continued listing standard rule relating to minimum average share price.
In 2017, Ocwen agreed to issue an aggregate of 166,667 shares of common stock in connection with a mediated settlement of litigation. Ocwen issued 41,667 of the shares in December 2017 and the remaining 125,000 shares in January 2018. The shares have not been registered under the Securities Act of 1933 and were issued in reliance upon the exemption from registration set forth in Section 3(a)(10) of the Act.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows:

	December 31,
	2020	2019
Unfunded pension plan obligation, net	$8,409	$6,789
Unrealized losses on cash flow hedges, net	674	832
Other	12	(27)
	$9,095	$7,594

Note 17 — Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the years ended December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets
Forward sales of Reverse loans	Jan. 2021	$30,000	$34	Jan. 2020	$40,000	$8
Forward loans IRLCs	Apr. 2021	619,713	22,224	Mar. 2020	204,020	4,745
Reverse loans IRLCs	Jan. 2021	11,692	482	Jan. 2020	28,546	133
TBA forward MBS trades	N/A	—	—	Jan to Mar. 2020	1,200,000	1,121
Interest rate swap futures	Mar. 2021	593,500	504	N/A	—	—
Other		—	2	N/A	—	—
Total		$1,254,905	$23,246		$1,472,566	$6,007

Derivative Liabilities
Forward sales of Reverse loans	Jan. 2021	$20,000	$(84)	Jan. 2020	$20,000	$(29)
TBA forward MBS trades	Jan. 2021	400,000	(4,554)	N/A	—	—
Borrowings - Interest rate caps	N/A	—	—	May 2020	27,083	—
Other	N/A	—	—	N/A	—	(71)
Total		$420,000	$(4,638)		$47,083	$(100)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Gain / (Loss)		Gain / (Loss)
	Amount	Financial Statement Line	Amount	Financial Statement Line
Derivative Instruments
Forward loans IRLCs	$17,479	Gain on loans held for sale, net	$756	Gain on loans held for sale, net
Reverse loans IRLCs	349	Reverse mortgage revenue, net	543	Reverse mortgage revenue, net
Forward LHFS trades	—		(3,833)	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures and TBA forward MBS trades	(10,140)	Gain on loans held for sale, net (Economic hedge)	471	Gain on loans held for sale, net (Economic hedge)

Interest rate swap futures and TBA forward MBS trades	27,538	MSR valuation adjustments, net	525	MSR valuation adjustments, net

Forward sales of Reverse loans	(29)	Reverse mortgage revenue, net	91	Reverse mortgage revenue, net
Borrowings - interest rate caps	—	Other, net	(358)	Other, net
Other	73	Gain on loans held for sale, net	673	Gain on loans held for sale, net (Economic hedge)
	$35,270		$(1,132)

Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds, among other factors. Beginning in September 2019, management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio to interest rate changes. We define our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with NRZ (See Note 10 — Rights to MSRs),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings, and
•less the net value of our held for sale loan portfolio and interest rate lock commitments (pipeline).
We determine and monitor daily a hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At December 31, 2020, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure.
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
Advance Match Funded Liabilities
When required by our advance financing arrangements, we purchase interest rate caps to minimize future interest rate exposure from increases in the interest on our variable rate debt as a result of increases in the index, such as 1ML, which is used in determining the interest rate on the debt. We currently do not hedge our fixed-rate debt with derivative instruments.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions, we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange losses were $1.0 million, $0.2 million and $3.2 million during the years ended December 31, 2020, 2019 and 2018, respectively, and are reported in Other, net in the consolidated statements of operations.

Note 18 — Interest Income

	Years Ended December 31,
	2020	2019	2018
Loans held for sale	$13,929	$14,669	$10,756
Interest earning cash deposits and other	2,070	2,435	3,270
	$15,999	$17,104	$14,026
Note 19 — Interest Expense

	Years Ended December 31,
	2020	2019	2018
Senior notes	$26,634	$31,804	$31,280
Advance match funded liabilities	24,122	26,902	31,870
Other secured borrowings	51,589	46,278	35,412
Other	7,022	9,145	4,809
	$109,367	$114,129	$103,371

Note 20 — Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act includes several significant business tax provisions that, among other things, temporarily repealed the taxable income limitation for certain net operating losses (NOL) and allows businesses to carry back NOLs arising in 2018, 2019, and 2020 tax years to the five prior tax years, accelerated refunds of previously generated corporate Alternative Minimum Tax (AMT) credits, and adjusted the business interest expense limitation under section 163(j) from 30% to 50% of Adjusted Taxable Income (ATI) for 2019 and 2020 tax years.
Based on information available at this time, we estimate that modifications to the tax rules for the carryback of NOLs and business interest expense limitations will result in U.S. and USVI federal net tax refunds of approximately $62.6 million and $1.4 million, respectively, and as such we recognized an income tax benefit of $64.0 million in our consolidated financial statements for the year ended December 31, 2020. As of December 31, 2020, we collected $51.4 million, which represents the tax refund associated with the NOLs generated in 2018 carried back to prior tax years, and recognized a $24.0 million receivable which represents the tax refund associated with the NOLs generated in 2019. We collected this $24.0 million tax refund receivable from the U.S. Internal Revenue Service in January 2021.
The income tax benefit recognized represents the release of valuation allowances against certain NOL and Section 163(j) deferred tax assets that are now more likely than not to be realizable as a result of certain provisions of the CARES Act as well as a permanent income tax benefit related to the carryback of NOLs created in a tax year that was subject to U.S. federal tax at 21% to a tax year subject to tax at 35%.
For income tax purposes, the components of income (loss) from continuing operations before taxes were as follows:

	Years Ended December 31,
	2020	2019	2018
Domestic	$(118,043)	$(93,487)	$11,477
Foreign	12,359	(33,004)	(82,953)
	$(105,684)	$(126,491)	$(71,476)

The components of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$(67,080)	$873	$(7,670)
State	348	4,460	356
Foreign	2,600	7,181	11,132
	(64,132)	12,514	3,818
Deferred:
Federal	(25,762)	(40,429)	23,991
State	(2,047)	(914)	319
Foreign	(1,445)	11,993	(4,252)
Provision for (reversal of) valuation allowance on deferred tax assets	27,880	32,470	(23,347)
	(1,374)	3,120	(3,289)
Total	$(65,506)	$15,634	$529
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
Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate as follows:

	Years Ended December 31,
	2020	2019	2018
Expected income tax expense (benefit) at statutory rate	$(22,194)	$(26,563)	$(15,010)
Differences between expected and actual income tax expense:
CARES Act	(63,954)	—	—
Provision for (reversal of) valuation allowance on deferred tax assets (1)	27,880	32,470	(23,347)
Provision for (reversal of) liability for uncertain tax positions	(2,033)	4,198	(3,987)
Other provision to return differences	(3,347)	1,242	(6,559)
Foreign tax differential including effectively connected income (2)	(2,511)	15,979	22,990
State tax, after Federal tax benefit	(1,700)	(784)	675
Executive compensation disallowance	594	1,344	959
Excess tax benefits from share-based compensation	424	381	(356)
Other permanent differences	382	66	122
Foreign tax credit (generation) utilization	(13)	263	(25,601)
Revaluation of deferred tax assets related to legal entity mergers	(2)	(25,509)	—
U.S. Tax Reform - Global Intangible Low-Taxed Income (GILTI) inclusion	182	11,859	—
U.S. Tax Reform - Change in Federal rate	—	—	(10,666)
U.S. Tax Reform - Transition Tax	—	—	14,412
U.S. Tax Reform - BEAT Tax	—	(555)	1,076
Reduction in tax attributes for Section 382 & 383 limitations	—	—	55,668
Bargain purchase gain disallowance	—	80	(13,448)
Subpart F income	—	—	3,222
Other	786	1,163	379
Actual income tax expense (benefit)	$(65,506)	$15,634	$529
(1)The benefit recorded for the provision for valuation allowance in 2018 relates primarily to a reduction in the valuation allowance necessary as a result of the reduction in tax attributes due to Section 382 & 383 limitations. This benefit is partially offset by an increase in valuation allowance necessary for current year losses and for adjustments to provisional amounts recorded under SAB 118 at December 31, 2017 when accounting for the effects of tax reform passed on December 22, 2017.
(2)The foreign tax differential includes expense recognized in 2019 and a benefit recognized in 2018 for taxable income or losses earned by Ocwen Mortgage Servicing, Inc. (OMS) prior to the merger of OMS into OVIS in 2019, which are taxable in the U.S. as effectively connected income (ECI). The impact of ECI to income tax expense (benefit) for 2019 and 2018 was $2.6 million and $(3.3) million, respectively.
Net deferred tax assets were comprised of the following:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards - federal and foreign	$40,557	$64,817
Net operating loss carryforwards and credits - state and local	67,293	70,254
Interest expense disallowance	23,112	12,423
Reserve for servicing exposure	10,273	7,711
Accrued legal settlements	9,200	6,028
Partnership losses	7,316	7,029
Stock-based compensation expense	6,486	5,297
Accrued incentive compensation	6,240	5,063
Accrued other liabilities	5,722	6,377
Lease liabilities	4,943	5,459
Intangible asset amortization	4,541	4,946
Foreign deferred assets	3,731	3,620
Tax residuals and deferred income on tax residuals	2,968	2,885
Foreign tax credit	107	94
Bad debt and allowance for loan losses	—	2,530
Deferred income	—	8,493
Other	5,928	8,708
	198,417	221,734
Deferred tax liabilities
Mortgage servicing rights amortization	8,123	16,358
Bad debt and allowance for loan losses	1,951	—
Foreign undistributed earnings	287	1,615
Other	864	1,151
	11,225	19,124
	187,192	202,610
Valuation allowance	(183,649)	(200,441)
Deferred tax assets, net	$3,543	$2,169
As of December 31, 2020, we had a deferred tax asset, net of deferred tax liability, including $182.7 million in the U.S.
Valuation Allowances
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. Both the U.S. and USVI jurisdictions are in a three-year cumulative loss position as of December 31, 2020. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a valuation allowance of $182.7 million and $199.5 million on our U.S. net deferred tax assets at December 31, 2020 and 2019, respectively, and a valuation allowance of $0.4 million and $0.4 million on our USVI net deferred tax assets at December 31, 2020 and 2019, respectively. These U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Net Operating Loss Carryforwards
At December 31, 2020, we had U.S. NOL carryforwards of $190.5 million, and state NOL and tax credit carryforwards valued at $67.3 million.
These U.S. federal and state NOL carryforwards will expire beginning 2021 through 2040 with U.S. federal NOLs generated after 2017 never expiring. We believe that it is more likely than not that the benefit from certain U.S. federal and state NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $40.0 million and $67.3 million on the deferred tax assets relating to the U.S. federal and state NOL carryforwards, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2020 will be accounted for as a reduction of income tax expense. Additionally, $334.5 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we have, therefore, reflected the tax-effect of this attribute as a $12.9 million income taxes receivable. We also have U.S. capital loss carryforwards of $7.9 million at December 31, 2020 against which a valuation allowance has been recorded.
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
Ocwen is continuing to monitor the ownership in its stock to evaluate information that will become available in 2021 and that may result in a different outcome for Section 382 purposes and our future cash tax obligations. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
Uncertain Tax Positions
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2017 through the present, our USVI corporate tax return for the years ended December 31, 2013 through the present, and our India corporate tax returns for the years ended March 31, 2010 through the present. We are currently under audit in the USVI jurisdiction for tax years 2013 - 2016 due to the carryback of losses generated in 2015 and 2016 to tax years 2013 and 2014, respectively.

A reconciliation of the beginning and ending amounts of the total unrecognized tax benefits for uncertain tax position is as follows:

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$10,589	$9,622	$2,281
Additions for tax positions of current year	—	207	412
Additions for tax positions of prior years	15,242	3,110	1,354
Reductions for tax positions of prior years	(219)	—	(236)
Reductions for settlements	(3,067)	(1,293)	(3,188)
Lapses in statute of limitations	(1,907)	(1,057)	(4,109)
Additions - PHH acquisition	—	—	13,108
Ending balance (1)	$20,638	$10,589	$9,622
(1)$12.8 million of the balance at December 31, 2020 is included in the Liability for uncertain tax positions in Other liabilities, with the remaining $7.8 million balance included as a reduction of Income taxes receivable in Receivables. The balance at December 31, 2019 is included in the Liability for uncertain tax positions in Other liabilities.
We recognized total interest and penalties of $(1.6) million, $2.7 million and $2.9 million as income tax expense or (benefit) in 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, accruals for interest and penalties were $3.4 million and $6.6 million, respectively, and are included in the Liability for uncertain tax positions in Other liabilities. As of December 31, 2020 and 2019, we had unrecognized tax benefits for uncertain tax positions, excluding accrued interest and penalties, of $20.6 million and $10.6 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We believe that it is reasonably possible that a decrease of up to $11.6 million in unrecognized tax benefits may be necessary within the next 12 months.
Undistributed Foreign Earnings and Non-U.S. Jurisdictions
As of December 31, 2020, we have recognized a deferred tax liability of $0.3 million for foreign subsidiary undistributed earnings. We do not consider our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S.
Note 21 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options and restricted stock awards. For 2020, 2019 and 2018, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Years Ended December 31,
	2020	2019	2018
Loss from continuing operations, net of tax attributable to Ocwen common stockholders	$(40,178)	$(142,125)	$(72,181)
Income from discontinued operations, net of tax	—	—	1,409
Net loss attributable to Ocwen stockholders	$(40,178)	$(142,125)	$(70,772)

Weighted average shares of common stock outstanding - Basic and Diluted	8,748,725	8,962,961	8,913,558

Earnings (loss) per share - Basic and Diluted
Continuing operations	$(4.59)	$(15.86)	$(8.10)
Discontinued operations	$—	$—	$0.16
Total attributable to Ocwen stockholders	$(4.59)	$(15.86)	$(7.94)

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	199,079	211,175	332,648
Market-based (2)	125,395	52,480	44,722
(1)Includes stock options that are anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock, and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
As disclosed in Note 16 — Stockholders’ Equity, Ocwen implemented a reverse stock split in a ratio of one-for-15 effective on August 13, 2020. The above computations of earnings (loss) per share reflect the number of common stock shares after consideration for the reverse stock split. All common share and loss per share amounts have been adjusted retrospectively to give effect to the reverse stock split as if it occurred at the beginning of the first period presented.
Note 22 — Employee Compensation and Benefit Plans
We maintain defined contribution plans to provide post-retirement benefits to our eligible employees and two non-contributory defined benefit pension plans which are frozen and cover certain eligible active and former employees. We also maintain additional incentive compensation plans for certain employees. We designed these plans to facilitate a pay-for-performance culture, further align the interests of our officers and key employees with the interests of our shareholders and to assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.
Defined Contribution Savings Plans
We sponsor defined contribution savings plans for eligible employees in the U.S (401(k) plan) and India (Provident Fund).
Contributions of participating employees to the plans are matched on the basis specified by these plans. For the 401(k) plans, we match 50% of the first 6% of each eligible participant’s contribution to the 401(k) plans with maximum aggregate matching of $8,550 for 2020. For the Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary. Employers are not required to make contributions beyond this minimum.
Our contributions to these plans were $5.2 million, $5.9 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

The following table shows the total change in the benefit obligation, plan assets and funded status for the pension plans:

	December 31,
	2020	2019
Benefit obligation	$58,965	$54,603
Fair value of plan assets	46,303	41,220
Unfunded status recognized in Other liabilities	$(12,662)	$(13,383)

Amounts recognized in Accumulated other comprehensive income	$8,484	$6,864
The rate used to discount the projected benefit obligation of the PHH pension plan decreased from 3.25% in 2019 to 2.25% in 2020, resulting in an increase of $6.8 million in the plan’s benefit obligation. The net periodic benefit cost related to the defined benefit pension plans, included in Other expenses, was $(0.2) million, $(2.0) million and $0.4 million for 2020, 2019 and 2018 respectively.
As of December 31, 2020, future expected benefit payments to be made from the assets of the defined benefit pension plans is $2.9 million, for each of the years ending December 31, 2021 and 2023, $2.8 million for each of the years ending December 31, 2022 and 2024 and $3.0 million for the year ending December 31, 2025. The expected benefit payments to be made for the subsequent five years ending December 31, 2026 through 2030 are $15.7 million.
Ocwen contributes to the defined benefit pension plans amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws as well as additional amounts at their discretion. Our contributions to the defined benefit pension plans were $2.1 million, $0.8 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. On October 4, 2018, Ocwen assumed all benefit obligations associated with PHH’s defined benefit pension plan as a result of its completed acquisition of PHH and no contribution was required to be made during the post-acquisition period ended December 31, 2018.
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
The following table shows the total change in the benefit obligation, plan assets and funded status for the Gratuity Plan:

	December 31,
	2020	2019
Benefit obligation	$6,091	$5,370
Fair value of plan assets	40	39
Unfunded status recognized in Other liabilities	$(6,051)	$(5,331)
During the years ended December 31, 2020, 2019 and 2018, benefits of $0.8 million, $0.9 million, and $0.3 million were paid by OFSPL. As of December 31, 2020, future expected benefit payments to be made from the assets of the Gratuity Plan, which reflect expected future service, is $1.1 million, $1.0 million, $0.8 million, $0.8 million and $0.6 million for the years ending December 31, 2021, 2022, 2023, 2024 and 2025, respectively. The expected benefit payments to be made for the subsequent five years ending December 31, 2026 through 2030 are $2.1 million.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2017 Performance Incentive Plan (the 2017 Equity Plan) are our primary incentive compensation plans for executives and other eligible employees. Previously issued equity awards remain outstanding under the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation and Human Capital Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $25.7 million, $16.6 million and $20.5 million of compensation expense during 2020, 2019 and 2018, respectively, related to annual incentive compensation awarded in cash.

The 2007 Equity Plan and the 2017 Equity Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards, including cash-settled awards, to employees. Effective with the approval of the 2017 Equity Plan by Ocwen shareholders on May 24, 2017, no new awards have been, or will be, granted under the 2007 Equity Plan. The number of remaining shares available for award grants under the 2007 Equity Plan became available for award grants under the 2017 Equity Plan effective upon shareholder approval. At December 31, 2020, there were 249,746 shares of common stock remaining available for future issuance under these plans. Effective August 13, 2020, Ocwen implemented a one-for-15 reverse stock split. The number of units, exercise price, fair value, and market price conditions have been retroactively adjusted for all periods presented to give effect to the reverse stock split as if it occurred at the beginning of the first period presented. See Note 16 — Stockholders’ Equity for additional information.
Equity Awards
Outstanding equity awards granted under the 2007 Equity Plan and the 2017 Equity Plan had the following characteristics in common:

Type of Award	Percent of Total Equity Award	Vesting Period
2011 - 2014 Awards:
Options:
Servicing Condition - Time-based	43%	Ratably over four years (25% on each of the four anniversaries of the grant date)
Market Condition:
Market performance-based	50
Over three years beginning with 25% vesting on the date that the stock price has at least doubled over the exercise price and the compounded annual gain over the exercise price is at least 20% and then ratably over three years (25% on each of the next three anniversaries of the achievement of the market condition)

Extraordinary market performance-based	7
Over three years beginning with 25% vesting on the date that the stock price has at least tripled over the exercise price and the compounded annual gain over the exercise price is at least 25% and then ratably over three years (25% on each of the next three anniversaries of the achievement of the market condition)

Total Award	100%

2015 - 2016 Awards:
Options:
Service Condition - Time-based	100%	Ratably over four years (25% vesting on each of the first four anniversaries of the grant date.)

2017 - 2020 Awards:
Options:
Service Condition - Time-based	9%	Ratably over three years (1/3 vesting on each of the first three anniversaries of the grant date).
Stock Units:
Service Condition - Time-based	47	Over three years with 1/3 vesting on each of the first three anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	18
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

Time-based vesting schedule and Market performance-based vesting date	26
Cliff-vest 100% after three years. Vesting of units credited based on Total Shareholder Return (TSR) for any performance period is subject to continued service through the third anniversary of the grant. There is no interim or ratable vesting. The number of performance-based awards that will vest is determined by Ocwen’s TSR, either absolute or relative to Ocwen’s compensation peer group, during each performance period.

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

	Years Ended December 31,
Stock Options	2020		2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	131,962	$282.30	139,507	$288.30	447,244	$149.55
Granted (1)	—	—	3,427	31.20	23,226	54.90
Exercised	—	—	—	—	—	—
Forfeited / Expired (2)	(7,096)	423.80	(10,972)	280.35	(330,963)	84.30
Outstanding at end of year (3)(4)	124,866	$274.30	131,962	$282.30	139,507	$288.30

Exercisable at end of year (3)(4)(5)	110,484	$283.08	105,384	$302.40	101,336	$319.35

(1)Stock options granted in 2019 include 2,212 options awarded to Ocwen’s Chief Financial Officer at a strike price of $32.55 equal to the closing price of our common stock on the effective date of her employment. Stock options granted in 2018 include 17,799 options awarded to Ocwen’s current Chief Executive Officer (CEO) at an exercise price of $61.80 equal to the closing price of our common stock on the effective date of his employment, which was the closing date of the PHH acquisition.
(2)Includes 0 and 4,913 options which expired unexercised in 2020 and 2019, because their exercise price was greater than the market price of Ocwen’s stock.
(3)At December 31, 2020, 5,167 options with a market condition for vesting based on an average common stock trading price of $484.19, had not met their performance criteria. Outstanding and exercisable stock options at December 31, 2020 have a net aggregate intrinsic value of $0. A total of 51,563 market-based options were outstanding at December 31, 2020, of which 46,396 were exercisable.
(4)At December 31, 2020, the weighted average remaining contractual term of options outstanding and options exercisable was 3.06 years and 2.66 years, respectively.
(5)The total fair value of stock options that vested and became exercisable during 2020, 2019 and 2018, based on grant-date fair value, was $0.3 million, $0.6 million and $0.6 million, respectively.

	Years Ended December 31,
Stock Units - Equity Awards	2020		2019		2018
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	177,275	$39.45	196,453	$56.25	183,595	$55.35
Granted (1)(2)	150,000	8.78	83,797	30.00	120,625	53.55
Vested (3)(4)	(62,954)	42.25	(75,846)	46.20	(53,124)	41.70
Forfeited/Cancelled (1)	(2,674)	26.85	(27,129)	143.70	(54,642)	68.55
Unvested at end of year (5)(6)	261,647	$21.74	177,275	$39.45	196,453	$56.25
(1)Upon the resignation of Ocwen’s former CEO on June 30, 2018, 25,168 unvested stock units which would have been forfeited immediately were modified to allow continued vesting in accordance with the original terms. This had the equivalent effect of canceling the original award and granting a new award.
(2)Stock units granted in 2020 and 2019 include 150,000 and 75,377 units, respectively, granted to Ocwen’s CEO under the new long-term incentive (LTI) program described below. Stock units granted in 2018 include 65,534 units granted to Ocwen’s current CEO on the effective date of his employment, which was the closing date of the PHH acquisition.
(3)The total intrinsic value of stock units vested, which is defined as the market value of the stock on the date of vesting, was $1.0 million, $2.1 million and $3.3 million for 2020, 2019 and 2018, respectively.
(4)The total fair value of the stock units that vested during 2020, 2019 and 2018, based on grant-date fair value, was $2.7 million, $3.5 million and $2.2 million, respectively.
(5)Excluding the 125,395 market-based stock awards that have not met their performance criteria, the net aggregate intrinsic value of stock awards outstanding at December 31, 2020 was $3.9 million. At December 31, 2020, 2,666, 6,201 and 3,840 stock units with a market condition for vesting based on an average common stock trading price of $175.80, $87.00 and $65.10, respectively, as well as 37,688 stock units requiring an average common stock trading price of $38.34 to vest a minimum of 50% of units, had not yet met the market condition (and time-vesting requirements, where applicable). The performance for 75,000 stock units is measured based on TSR relative to Ocwen’s compensation peer group TSR over the four performance periods.
(6)At December 31, 2020, the weighted average remaining contractual term of share units outstanding was 1.4 years.
Liability Awards
In 2019, Ocwen established an LTI program in connection with changes made by the Committee to the compensation structure of Ocwen’s executives. The LTI program is designed to promote actions and decisions aligned with our strategic objectives and reward our executives and other program participants for long-term value creation for our shareholders in a manner that is consistent with our pay-for-performance philosophy. The awards granted under the LTI program are cash-settled to avoid share dilution, except that awards granted to Ocwen’s Chief Executive Officer will be settled in shares of common stock. The program includes both a time-vesting component for retention purposes and a performance component to align with pay-for-performance objectives, using TSR as the performance metric. In 2019, performance was based on absolute TSR; in 2020, performance is measured based on TSR relative to Ocwen’s compensation peer group. The LTI awards are granted under the 2017 Equity Plan.
A total of 326,453 awards were granted in 2019 under the LTI, of which 251,076 were cash-settled awards and 75,377 were equity-settled awards granted to Ocwen’s CEO as disclosed above. A total of 693,896 awards were granted in 2020 under the LTI, of which 543,896 were cash-settled awards and 150,000 were equity-settled awards granted to Ocwen’s CEO.
On September 10, 2020, the Committee granted one-time long-term incentive awards to certain Ocwen executives. A total of 57,891 cash-settled time-based awards were granted with a vesting period of 18 months from the date of grant, subject to continued employment and other conditions.
Of the awards granted under the LTI program in 2020 and 2019, 50% and 74%, respectively, were performance-based with a market condition and the remaining 50% and 26%, respectively, were time-based. The time-based awards vest equally on the first, second and third anniversaries of the award grant date if the continued employment condition is met. The recurring annual performance-based awards cliff-vest 100% after three years subject to meeting the performance conditions and continuing employment. Certain one-time transitional performance-based awards granted in 2019 vest equally on the first, second and third anniversaries of the award grant date subject to meeting the performance conditions and continuing employment. Because the cash-settled awards must be settled in cash, they are classified as liabilities (Other liabilities) in the consolidated balance sheets and remeasured at fair value at each reporting date with adjustments recorded as Compensation expense in the consolidated statements of operations.

	Years Ended December 31,
Stock Units - Liability Awards	2020	2019
Unvested units at beginning of year	243,441	—
Granted	601,787	251,076
Vested	(21,909)	—
Forfeited/Cancelled	(94,954)	(7,635)
Conversion of fractional stock units on reverse stock split	8	—
Unvested units at end of year	728,373	243,441
The number of performance-based awards that will vest under the LTI program awards for 2020 is determined by Ocwen’s TSR relative to its compensation peer group (18 companies selected by the Committee) during each performance period. Median (50th percentile) TSR performance will earn the target number of performance-based awards. The award uses four distinct weighted performance periods to measure overall performance – three annual periods ending March 30, 2021, 2022, 2023 and one three-year period ending March 30, 2023. Note that the awards do not vest at the end of each performance period. Vesting of units credited based on the TSR for any performance period is subject to continued service through the third anniversary of the grant date. There is no interim or ratable vesting.
The number of performance-based awards that will vest under 2019 annual LTI program is determined by Ocwen’s total TSR over a three-year performance period ending March 29, 2022. The 2019 transitional performance-based awards vest in separate tranches based on the TSR, as defined, over one, two and three-year annual performance periods ending March 29, 2020, 2021 and 2022.
For all performance-based awards, the number of units earned depends on the level of performance achieved (Threshold = 50%; Target = 100%; Maximum = 200%, with results between levels interpolated). No units will be awarded for performance below the Threshold level. TSR is calculated using the average closing stock prices during the 30 trading days up to and including the beginning and end date of each performance period.

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
The following assumptions were used to value awards:

	Years Ended December 31,
	2020	2019		2018
	Monte Carlo	Black-Scholes	Monte Carlo	Black-Scholes	Monte Carlo
Risk-free interest rate	0.08% - 0.29%	2.60%	1.16% - 2.40%	2.79% – 3.14%	1.15% – 1.18%
Expected stock price volatility (1)	88.7% - 94.1%	68%	72.5% - 75.9%	67%	71% - 74%
Expected dividend yield	—%	—%	—%	—%	—%
Expected life (in years) (2)	(3)	8.5	(3)	8.5	(3)
Contractual life (in years)	N/A	N/A	N/A	N/A	N/A
Fair value	$24.36 - $38.75	$20.55 - $23.25	$26.25 - $33.75	$22.95 - $44.40	$27.60 - $72.00
(1)We generally estimate volatility based on the historical volatility of Ocwen’s common stock over the most recent period that corresponds with the estimated expected life of the option. For awards valued using a Monte Carlo simulation, volatility is computed as a blend of historical volatility and implied volatility based on traded options on Ocwen’s common stock.
(2)For the options valued using the Black-Scholes model we determined the expected life based on historical experience with similar awards, giving consideration to the contractual term, exercise patterns and post vesting forfeitures. The expected term of the options valued using the lattice (binomial) model is derived from the output of the model. The lattice (binomial) model incorporates exercise assumptions based on analysis of historical data. For all options, the expected life represents the period of time that options granted were expected to be outstanding at the date of the award. No option awards were granted during the year ended December 31, 2020.
(3)The stock units that contain both a service condition and a market-based condition are valued using the Monte Carlo simulation. The expected term is derived from the output of the simulation and represents the expected time to meet the market-based vesting condition. For equity awards with both service and market conditions, the requisite service period is the longer of the derived or explicit service period. In this case, the explicit service condition (vesting period) is the requisite service period, and the graded vesting method is used for expense recognition.
The following table summarizes Ocwen's stock-based compensation expense included as a component of Compensation and benefits expense in the consolidated statements of operations:

	Years Ended December 31,
	2020	2019	2018
Compensation expense - Equity awards
Stock option awards	$(431)	$(121)	$(368)
Stock awards	2,832	2,818	2,734
	$2,401	$2,697	$2,366

Compensation expense - Liability awards	5,642	1,082	—

(Tax deficiency) excess tax benefit related to share-based awards	(424)	(381)	294
As of December 31, 2020, unrecognized compensation costs related to non-vested stock options amounted to $0.3 million, which will be recognized over a weighted-average remaining requisite service period of 0.81 years. Unrecognized compensation costs related to non-vested stock units as of December 31, 2020 amounted to $3.3 million, which will be recognized over a weighted-average remaining life of 1.40 years. Unrecognized compensation costs related to unvested liability awards as of December 31, 2020 amounted to $15.7 million, which will be recognized over a weighted-average remaining life of 1.54 years.

Note 23 — Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:
Servicing. This segment is primarily comprised of our residential mortgage servicing business and accounted for 79% of our total revenues in 2020. We provide residential and commercial mortgage loan servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale or securitization of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes both forward and reverse conventional, government-insured and non-Agency mortgage loans, including the reverse mortgage loans classified as loans held for investment on our balance sheet. Non-Agency loans include subprime loans, which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent.
Effective with the fourth quarter of 2020, we report the results of Reverse Servicing within the Servicing segment. Historically, the Reverse Servicing business was included in the reported results of the Originations segment. This alignment of our business segments is consistent with a change in the management of the business and a change in the internal management reporting to the chief operating decision maker. Segment results for 2019 and 2018 have been recast to conform to the current segment presentation. Reverse Servicing generated Revenue and Income before income taxes of $63.4 million and $53.0 million, respectively, in 2019, and $41.7 million and $33.8 million, respectively in 2018. Reverse Servicing assets consist primarily of securitized Loans held for investment - Reverse Mortgages.
Originations. The Originations segment (previously Lending) purchases and originates conventional and government-insured residential forward and reverse mortgage loans through multiple channels. The loans are typically sold shortly after origination on a servicing retained basis. We originate forward mortgage loans directly with customers (recapture channel) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the GSE Cash Window programs and bulk MSR purchases. Accordingly, as part of our internal management reporting we renamed the Lending segment as Originations effective in the first quarter of 2020.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, discontinued operations and inactive entities, business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash and interest expense on unallocated corporate debt. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2019 and 2020 related to our cost re-engineering initiatives. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services that are not directly attributable to a segment to each business segment. Beginning in 2020, we updated our methodology to allocate overhead costs incurred by corporate support services to the Servicing and Originations segments, which now incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. In prior periods, corporate support services costs were primarily allocated based on relative segment size. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering plan, and other costs related to operating as a public company. We allocate a portion of interest income to each business segment, including interest earned on cash balances.
Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. Beginning in the third quarter of 2020, we began allocating interest expense on corporate debt, including the SSTL and Senior Notes, used to fund servicing advances and other servicing assets from Corporate Items and Other to Servicing. Amortization of debt issuance costs and discount are excluded from the interest expense allocation. The interest expense related to the corporate debt has been allocated to the Servicing segment for prior periods to conform to the current period presentation. The interest expense allocation for 2020, 2019 and 2018 is $38.2 million, $54.9 million and $49.0 million, respectively.

Financial information for our segments is as follows:

Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Year Ended December 31, 2020
Revenue (1)	$757,665	$179,298	$23,949	$960,912

MSR valuation adjustments, net (1)	(276,252)	41,699	(17,368)	(251,921)

Operating expenses (2)	331,885	114,357	129,462	575,704

Other income (expense):
Interest income	7,061	7,008	1,930	15,999
Interest expense	(90,671)	(9,837)	(8,859)	(109,367)
Pledged MSR liability expense	(152,454)	—	120	(152,334)
Other, net	10,752	351	(4,372)	6,731
Other expense, net	(225,312)	(2,478)	(11,181)	(238,971)

Income (loss) before income taxes	$(75,784)	$104,162	$(134,062)	$(105,684)

Year Ended December 31, 2019
Revenue	$1,048,490	$61,698	$13,187	$1,123,375

MSR valuation adjustments, net	(120,864)	(12)	—	(120,876)

Operating expenses (2)(3)	547,976	72,457	53,506	673,939

Other income (expense):
Interest income	10,085	5,243	1,776	17,104
Interest expense	(102,525)	(7,590)	(4,014)	(114,129)
Pledged MSR liability expense	(372,172)	—	—	(372,172)
Gain on repurchase of senior secured notes	—	—	5,099	5,099
Bargain purchase gain	—	—	(381)	(381)
Other, net	12,294	892	(3,758)	9,428
Other expense, net	(452,318)	(1,455)	(1,278)	(455,051)

Loss before income taxes	$(72,668)	$(12,226)	$(41,597)	$(126,491)

Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Year Ended December 31, 2018
Revenue	$992,913	$51,983	$18,149	$1,063,045

MSR valuation adjustments, net	(153,457)	—	—	(153,457)

Operating expenses (2)	628,613	73,303	77,123	779,039

Other income (expense):
Interest income	7,079	4,365	2,582	14,026
Interest expense	(90,787)	(7,311)	(5,273)	(103,371)
Pledged MSR liability expense	(172,342)	672	—	(171,670)
Bargain purchase gain	—	—	64,036	64,036
Other, net	(1,858)	908	(4,096)	(5,046)
Other income (expense), net	(257,908)	(1,366)	57,249	(202,025)

Loss from continuing operations before income taxes	$(47,065)	$(22,686)	$(1,725)	$(71,476)
(1)Revenue in the Corporate Items and Other segment for 2020 includes an inter-segment derivatives elimination of $17.4 million with a corresponding offset in MSR valuation adjustments, net.
(2)Compensation and benefits expense in the Corporate Items and Other segment for 2020, 2019 and 2018 includes $2.7 million, $20.3 million and $11.9 million, respectively, of severance expense attributable to PHH integration-related headcount reductions of primarily U.S.-based employees in 2019, as well as our overall efforts to reduce costs.
(3)Included in the Corporate Items and Other segment for 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million during the first quarter of amounts previously recognized as expense.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
December 31, 2020	$9,847,603	$379,233	$424,291	$10,651,127

December 31, 2019	9,580,466	257,416	568,317	10,406,199

December 31, 2018	8,762,681	147,008	484,527	9,394,216

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Year Ended December 31, 2020:
Depreciation expense	$857	$128	$18,136	$19,121
Amortization of debt discount and issuance costs	470	—	6,522	6,992

Year Ended December 31, 2019:
Depreciation expense	$1,925	$93	$29,893	$31,911
Amortization of debt discount and issuance costs	71	—	4,441	4,512

Year Ended December 31, 2018:
Depreciation expense	$4,601	$103	$22,498	$27,202
Amortization of debt discount and issuance costs	—	—	4,104	4,104
Note 24 — Regulatory Requirements
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
We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2020. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $269.8 million at December 31, 2020. PMC’s net worth was $352.9 million at December 31, 2020. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above was $27.5 million at December 31, 2020. PMC’s liquid assets were $257.8 million at December 31, 2020.
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
New York Department of Financial Services (NY DFS). We operate pursuant to certain regulatory requirements with the NY DFS, including obligations arising under a consent order entered into in March 2017 (the NY Consent Order) and the terms of the NY DFS’ conditional approval in September 2018 of our acquisition of PHH. The conditional approval includes reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto our servicing system, the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP), and certain requirements with respect to the evaluation and supervision of management of both Ocwen and PMC. In addition, we were prohibited from boarding any additional loans onto the REALServicing system and we were required to transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also restricts our ability to acquire MSRs with respect to New York loans, so that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year. This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We transferred all loans onto Black Knight MSP in 2019 and no longer service any loans on the REALServicing system. We believe we have complied with all terms of the PHH acquisition conditional approval to date. We continue to work with the NY DFS to address matters they raise with us as well as to fulfill our commitments under the NY Consent Order and PHH acquisition conditional approval.
California Department of Business Oversight (CA DBO). In January 2015 and February 2017, OLS entered into consent orders with the CA DBO relating to our alleged failure to produce certain information and documents during a routine licensing examination and relating to alleged servicing practices. We have completed all of our obligations under each of these consent orders. In October 2020, we entered into a consent order with the CA DBO in order to resolve a legacy PHH examination finding and, in conjunction therewith, agreed to pay $62,000 (sixty-two thousand dollars) in penalties. We continue to work with the CA DBO to address matters they raise with us as well as to fulfill our commitments under the consent order.
Note 25 — Commitments
Servicer Advance Obligations
In the normal course of business as servicer or master servicer, we are required to advance loan principal and interest payments (P&I), property taxes and insurance premiums (T&I) on behalf of the borrower, if delinquent or delinquent and under a forbearance plan. We also advance legal fees, inspection, maintenance, and preservation costs (Corporate advances) on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor.
For PLS loans, generally, we may stop advancing for P&I once future advances are deemed non-recoverable from the net proceeds of the property, although we are generally obligated to continue T&I and Corporate advances until the loan is brought current or until completion of a foreclosure and sale of the REO, in which case, we generally recover our advances from the net proceeds of the property or the pool level proceeds, i.e., generally after the completion of the foreclosure and sale of the REO. For loans in forbearance, Ocwen provides monthly payment deferrals throughout the forbearance period which advance the due date and move the resulting missed payments to or near the loan’s maturity as a non-interest bearing balance. As such, Ocwen does not expect to be out of pocket cash for P&I and T&I advances for any more than one month for eligible PLS loans in forbearance that were not significantly delinquent at the time forbearance was applied to the account.
For Ginnie Mae loans, we are required to make advances for the life of the loan without regard to whether we will be able to recover those payments from cure, liquidation proceeds, insurance proceeds, or late payments. We may stop advancing P&I by purchasing loans out of the pool when they are more than 90 days delinquent. To the extent there are excess funds in the custodial accounts, we are permitted to borrow from these amounts if P&I advances are required for our P&I remittance. We are also required to advance both T&I and Corporate advances until cure or liquidation. For loans in forbearance, we advance P&I while the forbearance plan is active. Reimbursement of such P&I advance is expected after the forbearance period ends, through loan resolution, cure or liquidation.
For GSE loans, we are required to advance interest payments until the borrower is 120 days delinquent for Fannie Mae loans and P&I until borrower resolution or liquidation for Freddie Mac loans. For Freddie Mac loans, servicers may submit claims for T&I and Corporate advances upon borrower resolution or liquidation. For Fannie Mae loans, we can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense. T&I and Corporate advancing on GSE loans continues until the completion of the foreclosure sale. For GSE loans in forbearance, once we have advanced four months of missed payments on a loan, we have no further obligation to advance scheduled payments as the loan will be moved into an “Actual/Actual” remittance status. Reimbursement of such P&I advance is expected after the forbearance period ends, through loan resolution, cure or liquidation. We are required to make T&I and Corporate advances for loans in forbearance until the loan is brought current or until completion of a foreclosure, but we can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense on Fannie Mae loans. Freddie Mac requires servicers to wait until borrower resolution or liquidation to submit claims for T&I and Corporate advances.
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
NRZ is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs (RMSR), pursuant to the 2017 Agreements and New RMSR Agreements. NRZ has the responsibility to fund advances for loans where they own the MSR, i.e., are the servicer of record. We are dependent upon NRZ for funding the servicing advance obligations for Rights to MSRs where we are the servicer of record. As the servicer of record, we are contractually required under our servicing agreements to make certain servicing advances even if NRZ does not perform its contractual obligations to fund those advances. NRZ currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. If NRZ were unable to meet its advance funding obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing business.
Unfunded Lending Commitments
We have originated reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.0 billion and $1.9 billion at December 31, 2020 and 2019, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. In 2020, we funded $197.0 million out of this $1.9 billion borrowing capacity as of December 31, 2019. We also had short-term commitments to lend $619.7 million and $11.7 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2020. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
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

	Year Ended December 31, 2020
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	62	$10,546	258	$25,147	320	$35,693
Additions (1)	222	59,589	295	44,847	517	104,436
Recoveries, net (2)	(134)	(38,093)	(245)	(12,246)	(379)	(50,339)
Transfers	(9)	(2,233)	9	2,233	—	—
Changes in value	—	43	—	(3,532)	—	(3,489)
Ending balance	141	$29,852	317	$56,449	458	$86,301
(1)Total repurchases during the year ended December 31, 2020, includes 423 loans totaling $95.3 million related to MCA repurchases.
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

Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2025 exclusive of renewal option periods. At December 31, 2020, the weighted average remaining term of our leases was 2.4 years. A maturity analysis of our lease liability as of December 31, 2020 is summarized as follows:

2021	$14,618
2022	10,960
2023	1,969
2024	697
2025	654
Thereafter	—
28,898
Less: Adjustment to present value	(1,505)
Total lease payments, net	$27,393
(1)At December 31, 2020, the weighted average of the discount rate used to estimate the present value was 7.5% based on our incremental borrowing rate.
Operating lease cost for 2020 and 2019 and rent expense for 2018 was $14.6 million, $26.1 million and $16.6 million, respectively. The operating lease cost for 2020 and 2019 includes $1.6 million and $5.4 million, respectively, of variable lease expense.
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
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2020, our servicing portfolio included significant client relationships with NRZ which represented 36% and 45% of our servicing portfolio UPB and loan count, respectively, and approximately 62% of all delinquent loans that Ocwen services. The current terms of our agreements with NRZ extend through July 2022. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has rights to terminate the legacy Ocwen agreements for convenience. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these termination rights, we might need to right-size or restructure certain aspects of our servicing business as well as the related corporate support functions. Selected assets and liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our NRZ agreements are disclosed in Note 10 — Rights to MSRs.
Oaktree MAV (MSR Asset Vehicle, LLC) Transaction
On December 21, 2020, Ocwen entered into a transaction agreement (the Transaction Agreement) with Oaktree Capital Management L.P. and certain affiliates (collectively Oaktree) and OCW MAV Holdings, LLC (OMH), a special purpose entity managed by Oaktree. The Transaction Agreement provides for Ocwen and OMH to form a strategic relationship for the purpose of investing in MSRs pertaining to mortgage loans held or securitized by Fannie Mae and Freddie Mac, subject to certain terms and conditions. The Transaction Agreement includes customary representations, warranties, covenants and closing conditions, including receipt of required regulatory approvals. The closing of the transaction is expected to occur in the first half of 2021. The Transaction Agreement may be terminated on or prior to closing by mutual written agreement of Ocwen and OMH, and upon the occurrence of certain conditions including if the closing has not occurred by July 1, 2021, subject to the ability of either OMH or Ocwen to extend such date for up to an additional 60 days to obtain any outstanding required regulatory approvals.
At closing, OMH and Ocwen will initially hold 85% and 15%, respectively, in what is presently a wholly owned subsidiary of OMH. The parties have agreed to invest up to $250.0 million, contributed on a pro rata basis, over a term of three years following closing (subject to extension) for use in connection with eligible MSR investments and operating expenses. Following the execution of the Transaction Agreement and until the parties have contributed their respective aggregate $250.0 million capital contributions, Ocwen has an obligation to provide an indirect subsidiary of OMH with a “first look” at opportunities presented to Ocwen or its affiliates to acquire Fannie Mae and Freddie Mac MSRs that meet certain criteria.

Effective as of closing, PMC will enter into a subservicing agreement (Subservicing Agreement) with an indirect subsidiary of OMH to service the mortgage loans underlying the MSRs in exchange for a per-loan subservicing fee and certain other ancillary fees as set forth in the Subservicing Agreement.
Upon closing and subject to other customary closing conditions, Ocwen agreed to sell to Oaktree and certain affiliates up to 4.9%, at Oaktree’s sole discretion, of Ocwen’s outstanding common stock at a price of $23.15 per share, and to issue to Oaktree warrants to purchase from Ocwen additional common stock equal to 3% of Ocwen’s outstanding common stock at a purchase price of $24.31 per share (subject to anti-dilution adjustments). The warrants expire four years after their issue date. Ocwen also agreed to grant Oaktree a pre-emptive right, effective from the date of the Transaction Agreement until 90 days after closing, to participate in certain future equity financings of Ocwen in an amount that would allow Oaktree to maintain its fully-diluted ownership percentage of Ocwen as a result of its investment in Ocwen’s common stock and warrants. Ocwen and Oaktree agreed to enter into a securities purchase agreement (the Securities Purchase Agreement) and warrant agreement (Warrant Agreement) at closing to reflect these transactions. The Securities Purchase Agreement and the Warrant Agreement provide that the ownership of Oaktree and its affiliates in Ocwen’s common stock on an as-converted basis may not exceed 19.9% at any time without receipt of shareholder approval subject to applicable NYSE listing rules.
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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by fair-housing advocates, commercial counterparties, including claims by parties who provide trustee services, parties to whom we have sold MSRs or other assets, parties on whose behalf we service mortgage loans, and parties who provide ancillary services including property preservation and other post-foreclosure related services.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience, claims related to ancillary products marketed and sold to borrowers, claims related to call recordings, and claims regarding certifications of our legal compliance related to our participation in certain government programs. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans and (4) certain legacy mortgage reinsurance arrangements violated RESPA. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $38.9 million at December 31, 2020. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2020.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and state laws similar to the FDCPA. Ocwen has recently agreed to a settlement in principle of a putative class action, Morris v. PHH Mortgage Corp., filed in March 2020 in the United States District Court for the Southern District of Florida, alleging that PMC’s practice of charging a fee to borrowers who voluntarily choose to use certain optional expedited payment options violates the FDCPA and its state law analogs. Several similar putative class actions have been filed against PMC and Ocwen since July 2019. Following mediation, PMC agreed to the terms of a settlement agreement to resolve all claims in the Morris matter. A motion requesting preliminary approval of the settlement was filed on August 25, 2020. Ocwen expects final approval of the Morris settlement will resolve the claims of the substantial majority of the putative class members described in the other similar cases that Ocwen is defending. Several third parties, including a group of State Attorneys General, have filed papers opposing preliminary approval, and these third parties could ultimately file objections to the proposed settlement. Ocwen cannot guarantee that the proposed settlement will receive final approval and in the absence of such approval, Ocwen cannot predict the eventual outcome of the Morris proceeding and similar putative class actions.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities in alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. Following numerous pre-trial developments, trial in the case, captioned Munoz v. PHH Corp. et al., will likely be scheduled in 2021. PHH accrued $2.5 million when the case was filed in 2008 and that amount is included in the $38.9 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
In another TCPA action, plaintiffs Saber Ahmed and John Monteleone filed a putative nationwide class action against HSBC Bank USA, N.A. and PHH in California federal court in 2015. See Ahmed v. HSBC Bank USA, N.A. and PHH Mortgage Corp., Case No. 5:16-cv-02057-JGB-DTB. Plaintiffs alleged that PHH and HSBC violated the TCPA by using an automatic telephone dialing system to call borrowers on their cell phones without express consent and/or with consent revoked. The parties agreed to settle the matter for $2.4 million, inclusive of all costs and fees. The settlement received the final approval from the Court on December 30, 2019 and the settlement amount was paid on February 6, 2020.
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al.; 2:14-cv-02597-MCE-DB. Ocwen’s motion for summary judgment, filed in June 2019, was denied in May 2020; however, the court did rule that plaintiff’ recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. The court has scheduled a jury trial to begin August 30, 2021. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
From time to time we are also subject to indemnification claims from contractual parties (i) on whose behalf we service or subservice loans, or did so in the past and (ii) to whom we sold loans or MSRs. We are currently involved in a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC), which filed a complaint in the Supreme Court of the State of New York against PHH. HSBC’s claims relate to alleged breaches of agreements entered into under a prior subservicing arrangement. We believe we have strong factual and legal defenses to all of HSBC’s claims and are vigorously defending the action. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through litigation or otherwise. We are also currently involved in a pair of disputes pending in the Supreme Court of the State of New York with a purchaser of MSRs, Mr. Cooper (formerly Nationstar Mortgage Holdings Inc.), who alleges breaches of representations and warranties made by PHH in the MSR sale agreements. The initial complaint filed in the first case was dismissed in its entirety, but Mr. Cooper has since appealed that ruling, filed an amended complaint in that case, and commenced the second litigation. PHH is vigorously defending itself. We have also received demands for indemnification for alleged breaches of representations and warranties from parties to whom we sold loans and we are currently a defendant in an adversary proceeding brought by a bankruptcy plan administrator seeking to enforce its right to contractual indemnification for the sale of allegedly defective mortgage loans.
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
In addition, several RMBS trustees have received notices of events of default alleging material failures by servicers to comply with applicable servicing agreements. Although Ocwen has not been sued by an RMBS trustee in response to an event of default notice, there is a risk that Ocwen could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificate holders, or, under certain circumstances, that the RMBS investors who issue notices of event of default could seek to press their allegations against Ocwen, independent of the trustees. We are unable at this time to predict what, if any, actions any trustee will take in response to an event of default notice, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any event of default notice or the potential impact on our operations. If Ocwen were to be terminated as servicer, or other related legal actions were pursued against Ocwen, it could have an adverse effect on Ocwen’s business, reputation, financial condition, liquidity and results of operations.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of laws prohibiting unfair, deceptive or abusive acts or practices, as well as violations of other laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. We believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves. In September 2019, the court issued a ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the CFPB engaged in impermissible “shotgun pleading,” holding that the CFPB must amend its complaint to specifically allege and distinguish the facts between all claims. The CFPB filed an amended complaint in October 2019, and we filed our answer and affirmative defenses in November 2019. Ocwen and the CFPB completed a summary judgment briefing on September 4, 2020. The parties participated in a mediation session on October 23, 2020, and held additional settlement discussions following the conclusion of the mediation session, however, the parties were unable to reach a resolution of the litigation. We do not anticipate a decision on summary judgment until mid-2021. To the extent the summary judgment ruling does not conclude the case and we do not otherwise resolve the matter before trial, we presently anticipate a trial will take place in the second half of 2021 or later.
Prior to the initiation of legal proceedings, we had been engaged with the CFPB in efforts to resolve the matter. We are taking all reasonable and prudent actions to resolve the CFPB matter in the shortest time frame possible that would result in an acceptable financial outcome for our stakeholders. The Court has consolidated both the CFPB and Florida matters for trial, but has removed them from the October 2020 trial calendar and will reset the trial for a later date. As noted below, however, because the Florida matter is now resolved, when the Court schedules the bench trial it will only include the claims of the CFPB. Our current accrual with respect to this matter, which we increased by $13.1 million in the fourth quarter of 2020 in connection with our efforts to resolve the litigation, is included in the $38.9 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
We have taken substantial steps toward fulfilling our commitments under the agreements described above, including completing the transfer of loans to Black Knight MSP, completing pre-transfer and post-transfer data integrity audits, developing and implementing certain enhancements to our consumer complaint process, completing a third-party escrow review and ongoing reporting and information sharing. We continue to be subject to obligations under these agreements, including completing the final phase of a data integrity audit under our agreement with the State of Massachusetts.
Concurrent with the initiation of the administrative actions and the filing of the CFPB lawsuit discussed above, the Florida Attorney General, together with the Florida Office of Financial Regulation, filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal and state consumer financial laws relating to our servicing business. These claims are similar to the claims made by the CFPB. The Florida lawsuit seeks injunctive and equitable relief, costs, and civil money penalties in excess of $10,000 (ten thousand dollars) per confirmed violation of the applicable statute. In September 2019, the court issued its ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the plaintiffs engaged in impermissible “shotgun pleading,” holding that the plaintiffs must amend their complaint to specifically allege and distinguish the facts between all claims. The plaintiffs filed an amended complaint in November 2019. We filed a partial motion to dismiss the amended complaint in December 2019. On April 22, 2020, the court granted our motion and dismissed Count V of the amended complaint with prejudice holding the plaintiff failed to plead an actionable claim under the Florida Deceptive and Unfair Trade Practices Act. On May 6, 2020, Ocwen filed its answer and affirmative defenses to the amended complaint. Ocwen and the plaintiffs completed a summary judgment briefing on September 4, 2020.
On October 15, 2020, we announced that we had reached an agreement to resolve the Florida plaintiffs’ lawsuit. Pursuant to that agreement, Ocwen was required to pay the State of Florida $5.2 million within 60 days of the Court entering the final consent judgment between the parties. Ocwen then has an additional two years to provide debt forgiveness totaling at least $1.0 million to certain Florida borrowers. If Ocwen is unable to do so, then two years from now it will owe the State of Florida an additional $1.0 million. We anticipate that we will be able to satisfy the debt forgiveness obligation and therefore do not presently anticipate that the additional $1.0 million payment will be required. In addition, Ocwen agreed to certain late fee waivers, a targeted loan modification program for certain eligible Florida borrowers, and certain non-monetary reporting and handling obligations. Ocwen did not admit any fault or liability as part of the settlement. An Amended Final Consent Judgment was entered on October 27, 2020 and Ocwen satisfied the monetary portions of the settlement on December 17, 2020. Although we believe we had strong defenses to all of Florida’s claims, this was an opportunity to resolve one of Ocwen’s remaining significant legacy matters, and to do so without incurring further expense in preparing for trial.
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $38.9 million litigation and regulatory matters accrual referenced above. We have also incurred, and will continue to incur costs to comply with the terms of the settlements we have entered into, including the costs of conducting an escrow review, Maryland organizational assessments and Massachusetts data integrity audits, and costs relating to the transition to Black Knight MSP. With respect to the escrow review, the third-party auditor has issued its final report and we have completed all required remediation measures required as part of that review. In addition, it is possible that legal or other actions could be taken against us with respect to such errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
At December 31, 2020 and 2019, we had outstanding representation and warranty repurchase demands of $41.2 million UPB (250 loans) and $47.0 million UPB (285 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Years Ended December 31,
	2020	2019	2018
Beginning balance (1)	$50,838	$49,267	$19,229
Provision (reversal) for representation and warranty obligations	(7,783)	(11,701)	4,649
New production reserves	2,596	304	7,437
Obligation assumed in connection with the acquisition of PHH	—	—	27,736
Charge-offs and other (2) (3)	(5,277)	12,968	(9,784)
Ending balance (1)	$40,374	$50,838	$49,267
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
(3)Includes $18.0 million liability for representation and warranty obligations related to sold advances previously presented as allowance for losses. See Note 8 — Advances.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2020.
Other
Ocwen, on its own behalf and on behalf of various mortgage loan investors, is engaged in a variety of activities to seek payments from mortgage insurers for unpaid claims, including claims where the mortgage insurers paid less than the full claim amount. Ocwen believes that many of the actions by mortgage insurers were in violation of the applicable insurance policies and insurance law. In some cases, Ocwen has entered into tolling agreements, initiated arbitration or litigation, engaged in settlement discussions, or taken other similar actions. To date, Ocwen has settled with five mortgage insurers, and expects the ultimate outcome to result in recovery of additional unpaid claims, although we cannot quantify the likely amount at this time.
We may, from time to time, have affirmative indemnification and other claims against service providers and parties from whom we purchased MSRs or other assets. Although we pursue these claims, we cannot currently estimate the amount, if any, of further recoveries. Similarly, from time to time, indemnification and other claims are made against us by parties to whom we sold MSRs or other assets or by parties on whose behalf we service mortgage loans. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts recorded.

Note 27 — Quarterly Results of Operations (Unaudited)

	Quarters Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$231,011	$249,035	$227,024	$253,842
MSR valuation adjustments, net (1)	(20,553)	(33,814)	(23,434)	(174,120)
Operating expenses	144,159	149,522	144,809	137,214
Other income (expense), net	(67,108)	(77,073)	(64,937)	(29,853)
Income (loss) before income taxes	(809)	(11,374)	(6,156)	(87,345)
Income tax expense (benefit)	6,414	(1,954)	(8,110)	(61,856)
Net income (loss) attributable to Ocwen stockholders	$(7,223)	$(9,420)	$1,954	$(25,489)

Earnings (loss) per share attributable to Ocwen stockholders (2)
Basic	$(0.83)	$(1.09)	$0.23	$(2.84)
Diluted	(0.83)	(1.09)	0.23	(2.84)

	Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$261,634	$283,515	$274,338	$303,888
MSR valuation adjustments, net (1)	829	134,561	(147,268)	(108,998)
Operating expenses	139,321	179,285	184,226	171,107
Other income (expense), net	(85,899)	(277,108)	(27,177)	(64,867)
Income (loss) before income taxes	37,243	(38,317)	(84,333)	(41,084)
Income tax expense	2,370	4,450	5,404	3,410
Net income (loss) attributable to Ocwen stockholders	$34,873	$(42,767)	$(89,737)	$(44,494)

Earnings (loss) per share attributable to Ocwen stockholders (2)
Basic	$3.88	$(4.77)	$(10.01)	$(4.98)
Diluted	3.87	(4.77)	(10.01)	(4.98)
(1)Positive valuation adjustments indicated in the above table represent fair value gains, and negative valuation adjustments represent fair value losses.
(2)Earnings (loss) per share amounts have been adjusted retrospectively to give effect to the one-for-15 reverse stock split effective on August 13, 2020 as if it occurred at the beginning of the first period presented.
Note 28 — Subsequent Events
Notice of early redemption of senior secured notes
On February 2, 2021, we gave notice of our intention to redeem on March 4, 2021 the outstanding 6.375% Senior Notes due August 2021 at a price of 100% of the principal amount, plus accrued and unpaid interest, and the 8.375% Senior Secured Second Lien Notes due November 2022 at a price of 102.094% of the principal amount, plus accrued and unpaid interest. The redemption on March 4, 2021 would result in the recognition of an estimated $7.1 million loss on debt extinguishment. Our obligation to redeem the notes is contingent upon our completion of a debt financing that will provide funds sufficient to pay the redemption price in full for the respective notes. Accordingly, the March 4, 2021 redemption date may be extended until the financing conditions are satisfied or waived, in our sole discretion. If the financing conditions are not satisfied, we may elect to rescind the notice of redemption for such notes, terminate the redemption, and return any tendered notes to the holders.
Announcement of financing transactions
On February 9, 2021, we reached a definitive agreement with certain funds and accounts managed by Oaktree Capital Management, L.P. and affiliates (collectively Oaktree) pursuant to which we agreed to issue, and Oaktree agreed to purchase, in a private placement $285.0 million principal amount of Senior Secured Notes, in two separate tranches. The $199.5 million issuance and sale of the initial Senior Secured Notes to Oaktree is subject to certain conditions, including, but not limited to, the contemporaneous consummation by us or one of our subsidiaries of an additional debt financing not to exceed $450.0 million. The issuance and sale of the additional $85.5 million Senior Secured Notes will occur within one year after the initial Senior Secured Notes issuance, and is subject to certain conditions, including, but not limited to, (i) Ocwen having a book value of common equity of at least $360.0 million and (ii) the closing of the MSR joint venture with affiliates of Oaktree. See Note 25 — Commitments, Oaktree MAV Transaction.
Concurrent with the issuance of the initial Senior Secured Notes, we will issue to Oaktree warrants to purchase shares of our common stock equal to 12% of our then outstanding common stock at an exercise price of $26.82 per share, subject to antidilution adjustments. The warrants may not be exercised if the ownership of Oaktree would exceed 19.9% without prior shareholder approval, or 9.9% without prior regulatory approvals. If these limitations apply, Oaktree would have the right to exercise the warrants to purchase shares of non-voting preferred stock of Ocwen. While the warrants will not be registered, we agreed to enter into a registration rights agreement with Oaktree pursuant to which we will to register for resale the shares issuable upon exercise of the warrants.
The gross proceeds from the initial Senior Secured Notes and warrants are expected to be approximately $199.5 million, before deducting underwriting discount and other estimated issuance costs. The net proceeds from the initial Senior Secured Notes and warrants, together with the net proceeds from the additional debt financing that is a condition to issuance of the initial Senior Secured Notes, are expected to repay in full an aggregate of $498.1 million of indebtedness, including our Senior Secured Term Loan due May 2022, all of PMC’s outstanding 6.375% senior unsecured notes due August 2021 and PHH’s 8.375% senior secured second lien notes due November 2022. The net proceeds from the additional Senior Secured Notes are expected to be used to fund the Company’s investment in the MSR joint venture. Remaining proceeds are expected to be used for general corporate purposes, including to accelerate growth of our originations and servicing businesses. The early redemption of the SSTL, the 6.375% senior unsecured notes and the 8.375% senior secured second lien notes is expected to result in the recognition of an estimated $15.5 million loss on debt extinguishment.
The Senior Secured Notes will include the following additional terms:
•The Senior Secured Notes will have a six-year term with no amortization of principal and accrue at the rate of 12% per annum if paid in cash or 13.25% per annum if “paid-in-kind” through an increase in the principal amount or the issuance of additional Senior Secured Notes (PIK Interest). Prior to the first anniversary, all of the interest on the Senior Secured Notes may, at our option, be payable as PIK Interest. After the first anniversary, a minimum amount of interest will be required to be paid in cash equal to the lesser of (i) 7% per annum of the outstanding principal amount of the Senior Secured Notes and (ii) the total amount of unrestricted cash of Ocwen and its subsidiaries less the greater of $125.0 million and the minimum liquidity amounts required by any agency.
•We will be permitted to redeem the Senior Secured Notes in whole or in part at any time at a redemption price equal to par, plus accrued and unpaid interest, and, if redeemed prior to the fifth anniversary of their issuance, plus a make-whole premium. Upon a change of control of Ocwen, we will be required to offer to repurchase the Senior Secured Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest.
•The Senior Secured Notes will be solely the obligation of Ocwen, with a pledge of substantially all of its assets that is expected to be junior to the lien securing the additional debt financing. The Senior Secured Notes will not be guaranteed by any of the Ocwen’s subsidiaries nor secured by a pledge or lien on any assets of Ocwen’s subsidiaries.
•The Senior Secured Notes will have two financial maintenance covenants: (1) a minimum book value of our stockholders’ equity of not less than $275.0 million and (2) a minimum amount of unrestricted cash of not less than $50.0 million at any time. The Senior Secured Notes also will have affirmative and negative covenants and events of default that are customary for debt securities of this type.
•We will be required to pay Oaktree a $35.0 million alternate transaction fee if the Initial Senior Secured Notes are not issued by August 9, 2021, or if we incur or issue additional indebtedness or we issue or sell any equity interests in certain alternative transactions to parties other than Oaktree which generate proceeds in excess of $100.0 million.
There can be no assurance that the conditions to the issuance and sale of the Senior Secured Notes to Oaktree will be met, or that any additional debt financing will be consummated.