Form 10-Q
period 2021-03-31
OCWEN FINANCIAL CORP
filed 2021-05-04
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of April 30, 2021: 8,708,271 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed or referenced under Part II, Item 1A, Risk Factors and the following:
•uncertainty relating to the continuing impacts of the Coronavirus 2019 (COVID-19) pandemic, including with respect to the response of the U.S. government, state governments, the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the GSEs), the Government National Mortgage Association (Ginnie Mae) and regulators;
•the potential for ongoing COVID-19 related disruption in the financial markets and in commercial activity generally, increased unemployment, and other financial difficulties facing our borrowers;
•the proportion of borrowers who enter into forbearance plans, the financial ability of borrowers to resume repayment and their timing for doing so;
•the extent to which our mortgage servicing right (MSR) joint venture with Oaktree Capital Management L.P. and its affiliates (Oaktree), other recent transactions and our enterprise sales initiatives will generate additional subservicing volume;
•our ability to deploy the proceeds of the senior secured notes in suitable investments at appropriate returns;
•our ability to close announced bulk acquisitions of MSRs, including the ability to obtain regulatory approvals, enter into definitive financing arrangements, and satisfy closing conditions, and the timing for doing so;
•our ability to enter into definitive agreements relating to MSR acquisitions and other transactions under negotiation or subject to letters of intent;
•the timing of our MSR joint venture’s receipt of Fannie Mae approval;
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

•the extent to which a recent judicial interpretation of the Fair Debt Collection Practices Act may require us to modify our business practices and expose us to increased expense and litigation risk;
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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$259,108	$284,802
Restricted cash (amounts related to variable interest entities (VIEs) of $9,809 and $16,791)	77,319	72,463
Mortgage servicing rights (MSRs), at fair value	1,400,217	1,294,817
Advances, net (amounts related to VIEs of $623,570 and $651,576)	786,678	828,239
Loans held for sale ($500,814 and $366,364 carried at fair value)	517,823	387,836
Loans held for investment, at fair value (amounts related to VIEs of $8,820 and $9,770)	7,053,194	7,006,897
Receivables, net	178,209	187,665
Premises and equipment, net	14,369	16,925
Other assets ($17,307 and $25,476 carried at fair value) (amounts related to VIEs of $3,221 and $4,544)	484,871	571,483
Total assets	$10,771,788	$10,651,127

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$6,778,195	$6,772,711
Advance match funded liabilities (related to VIEs)	550,437	581,288
Other financing liabilities, at fair value (amounts related to VIEs of $8,820 and $9,770)	559,184	576,722
Other secured borrowings, net	1,066,022	1,069,161
Senior notes, net	542,927	311,898
Other liabilities ($10,012 and $4,638 carried at fair value)	835,013	923,975
Total liabilities	10,331,778	10,235,755

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 8,701,530 and 8,687,750 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	87	87
Additional paid-in capital	572,500	556,062
Accumulated deficit	(123,139)	(131,682)
Accumulated other comprehensive loss, net of income taxes	(9,438)	(9,095)
Total stockholders’ equity	440,010	415,372
Total liabilities and stockholders’ equity	$10,771,788	$10,651,127

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenue
Servicing and subservicing fees	$171,738	$211,483
Reverse mortgage revenue, net	21,826	22,797
Gain on loans held for sale, net	5,721	13,331
Other revenue, net	8,309	6,231
Total revenue	207,594	253,842

MSR valuation adjustments, net	21,208	(174,120)

Operating expenses
Compensation and benefits	68,281	60,728
Servicing and origination	27,470	20,256
Professional services	17,322	25,637
Technology and communications	13,143	15,193
Occupancy and equipment	8,852	11,969
Other expenses	4,561	3,431
Total operating expenses	139,629	137,214

Other income (expense)
Interest income	3,936	5,395
Interest expense	(28,452)	(29,982)
Pledged MSR liability expense	(37,850)	(6,594)
Loss on extinguishment of debt	(15,458)	—
Other, net	290	1,328
Total other expense, net	(77,534)	(29,853)

Income (loss) before income taxes	11,639	(87,345)
Income tax expense (benefit)	3,096	(61,856)
Net income (loss)	$8,543	$(25,489)

Earnings (loss) per share
Basic	$0.98	$(2.84)
Diluted	$0.96	$(2.84)

Weighted average common shares outstanding
Basic	8,688,009	8,990,589
Diluted	8,877,492	8,990,589

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$8,543	$(25,489)

Other comprehensive income, net of income taxes:
Change in unfunded pension plan obligation liability	(367)	46
Other	24	36
Comprehensive income (loss)	$8,200	$(25,407)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2020	8,687,750	$87	$556,062	$(131,682)	$(9,095)	$415,372
Net income	—	—	—	8,543	—	8,543
Issuance of common stock warrants, net of issuance costs	—	—	15,753	—	—	15,753
Equity-based compensation and other	13,780	—	685	—	—	685
Other comprehensive loss, net of income taxes	—	—	—	—	(343)	(343)
Balance at March 31, 2021	8,701,530	$87	$572,500	$(123,139)	$(9,438)	$440,010

Balance at December 31, 2019	8,990,816	$90	$558,057	$(138,542)	$(7,594)	$412,011
Net loss	—	—	—	(25,489)	—	(25,489)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13	—	—	—	47,038	—	47,038
Repurchase of common stock	(377,484)	(4)	(4,601)	—	—	(4,605)
Equity-based compensation and other	25,486	—	820	—	—	820
Other comprehensive income, net of income taxes	—	—	—	—	82	82
Balance at March 31, 2020	8,638,818	$86	$554,276	$(116,993)	$(7,512)	$429,857

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$8,543	$(25,489)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
MSR valuation adjustments, net	(21,208)	174,120
Loss (gain) on sale of MSRs, net	25	(286)
Provision for bad debts	6,545	4,879
Depreciation	2,859	3,997
Amortization of debt issuance costs and discount	1,624	2,662
Equity-based compensation expense	863	746
Loss on extinguishment of debt	15,458	—
Loss (gain) on valuation of Pledged MSR financing liability	1,551	(30,697)
Net gain on valuation of loans held for investment and HMBS-related borrowings	(6,513)	(17,910)
Gain on loans held for sale, net	(5,721)	(13,331)
Origination and purchase of loans held for sale	(3,333,999)	(831,474)
Proceeds from sale and collections of loans held for sale	3,179,487	843,178
Changes in assets and liabilities:
Decrease in advances, net	38,704	29,428
(Increase) decrease in receivables and other assets, net	(2,447)	13,642
(Decrease) increase in other liabilities	(13,245)	18,033
Other, net	(2,833)	(521)
Net cash (used in) provided by operating activities	(130,307)	170,977

Cash flows from investing activities
Origination of loans held for investment	(326,735)	(294,932)
Principal payments received on loans held for investment	315,105	175,095
Purchase of MSRs	(41,556)	(29,828)
Proceeds from sale of real estate	2,306	2,814
Other, net	(1,952)	(476)
Net cash used in investing activities	(52,832)	(147,327)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(30,851)	(53,158)
Repayment of other financing liabilities	(18,566)	(50,427)
Proceeds from (repayment of) mortgage loan warehouse facilities, net	157,720	(43,103)
Proceeds from MSR financing facilities	64,098	61,028
Repayment of MSR financing facilities	(44,661)	(115,447)
Repayment of Senior notes	(319,156)	—
Proceeds from issuance of Senior notes and warrants	572,944	—
Repayment of senior secured term loan (SSTL) borrowings	(188,700)	(126,066)
Payment of debt issuance costs	(6,795)	(7,267)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	287,830	312,249
Repayment of HMBS-related borrowings	(311,562)	(172,429)
Repurchase of common stock	—	(4,605)
Other, net	—	(33)
Net cash provided by (used in) financing activities	162,301	(199,258)

Net decrease in cash, cash equivalents and restricted cash	(20,838)	(175,608)
Cash, cash equivalents and restricted cash at beginning of year	357,265	492,340
Cash, cash equivalents and restricted cash at end of period	$336,427	$316,732

Supplemental non-cash investing and financing activities:

Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$292	$2,695
Lease liability	292	2,695
Transfers of loans held for sale to real estate owned (REO)	$2,052	$768
Transfer from loans held for investment to loans held for sale	901	578

Derecognition of MSRs and financing liabilities:
MSRs	$—	$(263,344)
Financing liability - MSRs pledged (Rights to MSRs)	—	(263,344)
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	$—	$47,038
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$259,108	$263,555
Restricted cash and equivalents:
Debt service accounts	15,930	15,868
Other restricted cash	61,389	37,309
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$336,427	$316,732

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, OFC, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, investors and others through its primary operating subsidiary, PHH Mortgage Corporation (PMC). We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
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
We source our servicing portfolio through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the GSE Cash Window programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency or GSE) loans and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate and purchase Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae.
We had a total of approximately 4,900 employees at March 31, 2021 of which approximately 3,000 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, approximately 69% were engaged in supporting our loan servicing operations as of March 31, 2021.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
In August 2020, Ocwen implemented a reverse stock split of its shares of common stock in a ratio of one-for-15. The number of shares, loss per share amounts, repurchase price per share amounts, and Common stock and Additional paid-in capital balances have been retroactively adjusted for all periods presented in this Quarterly Report on Form 10-Q to give effect to the reverse stock split as if it occurred at the beginning of the first period presented. See Note 13 – Equity for additional information.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include, but are not limited to, those that relate to fair value measurements, income taxes and the provision for losses that may arise from contingencies including litigation proceedings. In developing estimates and assumptions, management uses all available information; however, actual results could materially differ from those estimates and assumptions.
Recently Adopted Accounting Standards
Income Taxes (ASC Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12)
The FASB issued this ASU to ASC Topic 740, Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include the removal of certain exceptions to the general principles of ASC Topic 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income.
Our adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements.
Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06)
The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock instruments. In addition, this ASU amended the derivative guidance for the “own stock” scope exception and certain aspects when calculating earnings per share. The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity’s own equity.
The amendments in this ASU are effective on January 1, 2022, with early adoption permitted on January 1, 2021. Our early adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements.
Investments—Equity Securities (ASC Topic 321), Investments—Equity Method and Joint Ventures (ASC Topic 323), and Derivatives and Hedging (ASC Topic 815) (ASU 2020-01)
The amendments in this ASU affect all entities that apply the guidance in ASC Topics 321, 323, and 815 and (1) elect to apply the measurement alternative or (2) enter into a forward contract or purchase an option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting. The amendments clarify that forward or option contracts to purchase investments that will be accounted for using the equity method that do not meet the definition of a derivative under ASC Topic 815 are in the scope of ASC Topic 321. Therefore, when the purchase contract is considered a forward or option contract in the scope of this guidance, the investor would account for changes in the contract’s fair value prior to closing through earnings, unless the contract qualifies for the measurement alternative and it is elected. If the measurement alternative is elected, the change in the fair value of the contract would be reflected in earnings upon closing. In addition, if there are observable transactions or impairments before closing, the guidance would require remeasurement of the contract to fair value.
The guidance in this ASU also specifies that when applying the measurement alternative in ASC Topic 321, observable transactions include those transactions by the investor that result in the application or discontinuation of the equity method of accounting.
The amendments under this ASU are effective prospectively. Our adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements.

Note 2 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these transfers of financial assets and asset-backed financing arrangements using special purpose entities (SPEs) or variable interest entities (VIEs) into three groups: (1)

securitizations of residential mortgage loans, (2) financings of advances and (3) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 11 – Borrowings.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2021	2020
Proceeds received from securitizations	$3,248,918	$820,001
Servicing fees collected (1)	13,178	12,252
Purchases of previously transferred assets, net of claims reimbursed	(3,239)	(2,607)
	$3,258,857	$829,646
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $34.3 million and $6.6 million during the three months ended March 31, 2021 and 2020, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	March 31, 2021	December 31, 2020
Carrying value of assets
MSRs, at fair value	$194,600	$137,029
Advances	140,720	143,361
UPB of loans transferred (1)	20,175,148	18,062,856
Maximum exposure to loss	$20,510,468	$18,343,246
(1)Includes $4.0 billion and $4.1 billion of loans delivered to Ginnie Mae as of March 31, 2021 and December 31, 2020, respectively, and includes loan modifications delivered through the Ginnie Mae Early Buyout Program (EBO).
At March 31, 2021 and December 31, 2020, 5.5% and 6.8%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 15.2% and 17.1%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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

Financings of Advances using SPEs
Match funded advances, i.e., advances that are pledged as collateral to our advance facilities, result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because we have determined that Ocwen is the primary beneficiary of the SPEs. These SPEs issue debt supported by collections on the transferred advances, and we refer to this debt as Advance match funded liabilities. Holders of the debt issued by the SPEs have recourse only to the assets of the SPE for satisfaction of the debt.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	March 31, 2021	December 31, 2020
Match funded advances (Advances, net)	$623,570	$651,576
Debt service accounts (Restricted cash)	7,186	14,195
Unamortized deferred lender fees (Other assets)	2,957	4,253
Prepaid interest (Other assets)	263	291
Advance match funded liabilities	550,437	581,288
MSR Financings using SPEs
In 2019, we entered into a financing facility with a third-party secured by certain Fannie Mae and Freddie Mac MSRs (Agency MSRs). Two SPEs (trusts) were established in connection with this facility.
We determined that the trusts are VIEs for which we are the primary beneficiary. Therefore, we have included the trusts in our consolidated financial statements. We have the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance given that we are the servicer of the Agency MSRs that result in cash flows to the trusts. In addition, we have designed the trusts at inception to facilitate the third-party funding facility under which we have the obligation to absorb the losses of the VIEs that could be potentially significant to the VIEs.
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	March 31, 2021	December 31, 2020
MSRs pledged (MSRs, at fair value)	$584,872	$476,371
Unamortized deferred lender fees (Other assets)	606	1,183
Debt service account (Restricted cash)	213	211
Outstanding borrowings (Other secured borrowings, net)	250,000	210,755
In 2019, we issued Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 Class A (PLS Notes) secured by certain of PMC’s private label MSRs (PLS MSRs). An SPE, PMC PLS ESR Issuer LLC (PLS Issuer), was established in this connection as a wholly owned subsidiary of PMC. Ocwen guarantees the obligations of PLS Issuer under the facility.
We determined that PLS Issuer is a VIE for which we are the primary beneficiary. Therefore, we have included PLS Issuer in our consolidated financial statements. We have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance given that we are the servicer of the MSRs that result in cash flows to PLS Issuer. In addition, PMC has designed PLS Issuer at inception to facilitate the funding for general corporate purposes. Separately, in return for the participation interests, PMC received the proceeds from issuance of the PLS Notes. PMC is the sole member of PLS Issuer, thus PMC has the obligation to absorb the losses of the VIE that could be potentially significant to the VIE.
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	March 31, 2021	December 31, 2020
MSRs pledged (MSRs, at fair value)	$123,422	$129,204
Debt service account (Restricted cash)	2,410	2,385
Outstanding borrowings (Other secured borrowings, net)	62,297	68,313
Unamortized debt issuance costs (Other secured borrowings, net)	764	894

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		March 31, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$500,814	$500,814	$366,364	$366,364
Loans held for sale, at lower of cost or fair value (b)	3	17,009	17,009	21,472	21,472
Total Loans held for sale		$517,823	$517,823	$387,836	$387,836

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$7,044,374	$7,044,374	$6,997,127	$6,997,127
Loans held for investment - Restricted for securitization investors (a)	3	8,820	8,820	9,770	9,770
Total loans held for investment		$7,053,194	$7,053,194	$7,006,897	$7,006,897

Advances, net (c)	3	$786,678	$786,678	$828,239	$828,239
Receivables, net (c)	3	178,209	178,209	187,665	187,665
Mortgage-backed securities (a)	3	1,613	1,613	2,019	2,019
Corporate bonds (a)	2	211	211	211	211

Financial liabilities:
Advance match funded liabilities (c)	3	$550,437	$550,862	$581,288	$581,997
Financing liabilities:
HMBS-related borrowings (a)	3	$6,778,195	$6,778,195	$6,772,711	$6,772,711
Financing liability - MSRs pledged (Rights to MSRs) (a)	3	550,364	550,364	566,952	566,952
Financing liability - Owed to securitization investors (a)	3	8,820	8,820	9,770	9,770
Total Financing liabilities		$7,337,379	$7,337,379	$7,349,433	$7,349,433
Other secured borrowings:
Senior secured term loan (c) (d)	2	$—	$—	$179,776	$184,639
Mortgage warehouse and MSR financing (c) (d)	3	1,066,022	1,037,199	889,385	858,573
Total Other secured borrowings		$1,066,022	$1,037,199	$1,069,161	$1,043,212

		March 31, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes:
Senior notes (c) (d) (f)	2	391,377	399,537	311,898	320,879
OFC Senior notes due 2027 (c) (d) (f)	3	151,550	180,318	—	—
Total Senior notes		$542,927	$579,855	$311,898	$320,879

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a)	3	$14,589	$14,589	$22,706	$22,706
Forward trades - Loans held for sale (a)	2	(52)	(52)	(50)	(50)
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	480	480	(4,554)	(4,554)
Interest rate swap futures (a)	1	(9,532)	(9,532)	504	504
Other	3	(14)	(14)	—	—

MSRs (a)	3	$1,400,217	$1,400,217	$1,294,817	$1,294,817
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 11 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $71.4 million and $51.1 million at March 31, 2021 and December 31, 2020, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.
(f)On March 4, 2021, PMC completed the issuance and sale of $400.0 million aggregate principal amount of senior secured notes. Fair value is based on valuation data obtained from a pricing service. Therefore, these notes are classified as Level 2. Additionally on March 4, 2021, Ocwen completed the private placement of $199.5 million aggregate principal amount of senior secured second lien notes. These notes are classified as Level 3 as we determine fair value based on valuations provided by third parties involved in the issuance and placement of the notes. These methodologies are consistent with our current fair value policies. See Note 11 – Borrowings for additional information.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended March 31, 2021
Beginning balance	$9,770	$(9,770)	$51,072	$2,019	$22,706
Purchases, issuances, sales and settlements
Purchases	—	—	58,916	—	—
Issuances	—	—	—	—	134,370
Sales	—	—	(32,889)	—	—
Settlements	(950)	950	—	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(128,564)
Other assets	—	—	(96)	—	—
	(950)	950	25,931	—	5,806

Change in fair value included in earnings	—	—	(5,640)	(406)	(13,923)
Calls and other	—	—	4	—	—
	—	—	(5,636)	(406)	(13,923)
Ending balance	$8,820	$(8,820)	$71,367	$1,613	$14,589

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended March 31, 2020
Beginning balance	$23,342	$(22,002)	$—	$2,075	$—
Settlements	(781)	637	—	—	—
Change in fair value included in earnings	—	—		(405)	—
Transfers in and / or out of Level 3	—	—	25,582	—	10,478
Ending balance	$22,561	$(21,365)	$25,582	$1,670	$10,478

A rollforward of the beginning and ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Financing liability - MSRs pledged that we measure at fair value on a recurring and non-recurring basis is provided in Note 5 – Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — Rights to MSRs, respectively.
During the three months ended March 31, 2021, there have been no changes to the methodologies that we use in estimating fair values or classifications under the valuation hierarchy as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The significant unobservable assumptions that we make to estimate the fair value of significant assets and liabilities classified as Level 3 and measured at fair value on a recurring or non-recurring basis are provided below.
Loans Held for Sale
The fair value of loans we purchased from Ginnie Mae guaranteed securitizations is estimated using both observable and unobservable inputs, including published forward Ginnie Mae prices or existing sale contracts, as well as estimated default, prepayment, and discount rates. The significant unobservable input in estimating fair value is the estimated default rate. Accordingly, these repurchased Ginnie Mae loans are classified as Level 3 within the valuation hierarchy.
Loans Held for Investment - Reverse Mortgages
Reverse mortgage loans held for investment are carried at fair value and classified as Level 3 within the valuation hierarchy. Significant unobservable assumptions include voluntary prepayment speeds, defaults and discount rate. The conditional prepayment speed assumption displayed in the table below is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates.

Significant unobservable assumptions	March 31, 2021	December 31, 2020
Life in years
Range	0.9 to 7.9	0.9 to 8.0
Weighted average	5.5	5.9
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	10.7% to 37.6%	10.6% to 28.8%
Weighted average	16.5%	15.4%
Discount rate	2.4%	1.9%
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
MSRs
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

Significant unobservable assumptions	March 31, 2021		December 31, 2020
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	10.0%	11.4%	11.8%	11.5%
Weighted average lifetime delinquency rate	2.6%	27.8%	3.0%	28.0%
Weighted average discount rate	9.2%	11.5%	9.2%	11.4%
Weighted average cost to service (in dollars)	$76	$270	$79	$270
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of March 31, 2021 given hypothetical shifts in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(42,029)	$(82,863)
Weighted average discount rate	(30,387)	(58,785)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at March 31, 2021 are increased prepayment speeds and an increase in the yield assumption.

Financing Liabilities
HMBS-Related Borrowings
HMBS-related borrowings are carried at fair value and classified as Level 3 within the valuation hierarchy. These borrowings are not actively traded, and therefore, quoted market prices are not available.
Significant unobservable assumptions include yield spread and discount rate. The yield spread and discount rate assumption for these liabilities are primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.

Significant unobservable assumptions	March 31, 2021	December 31, 2020
Life in years
Range	0.9 to 8.0	0.9 to 8.0
Weighted average	5.9	5.9
Conditional prepayment rate
Range	10.7% to 37.6%	10.6% to 28.8%
Weighted average	16.5%	15.4%
Discount rate	2.3%	1.7%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value, respectively. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
MSRs Pledged (Rights to MSRs)
These liabilities carried at fair value and classified as Level 3 within the valuation hierarchy. We determine the fair value of the pledged MSR liability consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR.

Significant unobservable assumptions	March 31, 2021	December 31, 2020
Weighted average prepayment speed	11.4%	11.5%
Weighted average delinquency rate	29.5%	29.8%
Weighted average discount rate	11.5%	11.4%
Weighted average cost to service (in dollars)	$286	$287
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended March 31,
	2021	2020
Beginning balance	$366,364	$208,752
Originations and purchases	3,333,901	831,474
Proceeds from sales	(3,169,015)	(805,202)
Principal collections	(5,418)	(6,833)
Transfers from (to):
Loans held for investment, at fair value	901	578
Receivables, net	(8,633)	(31,302)
REO (Other assets)	(2,052)	(768)
Gain (loss) on sale of loans	(13,732)	6,418
Decrease in fair value of loans	(5,256)	(1,642)
Other	3,754	2,117
Ending balance (1)	$500,814	$203,592
(1)At March 31, 2021 and 2020, the balances include $(12.0) million and $(9.4) million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended March 31,
	2021	2020
Beginning balance - before Valuation Allowance	$27,652	$73,160
Purchases	98	—
Proceeds from sales	(4,840)	(30,492)
Principal collections	(214)	(651)
Transfers from (to):
Receivables, net	—	266
Gain on sale of loans	389	1,842
Other	(614)	5,079
Ending balance - before Valuation Allowance	22,471	49,204

Beginning balance - Valuation Allowance	$(6,180)	$(6,643)
Provision	703	(570)
Transfer to (from) Liability for indemnification obligations (Other liabilities)	15	(25)
Sales of loans	—	457
Ending balance - Valuation Allowance	(5,462)	(6,781)

Ending balance, net	$17,009	$42,423

Gain on Loans Held for Sale, Net	Three Months Ended March 31,
	2021	2020
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$34,260	$6,561
Gain (loss) on sale of forward mortgage loans	(18,567)	6,418
Gain on sale of repurchased Ginnie Mae loans	4,900	1,842
	20,593	14,821
Change in fair value of IRLCs	(8,618)	5,714
Change in fair value of loans held for sale	(4,981)	159
Gain (loss) on economic hedge instruments (1)	—	(7,192)
Other	(1,273)	(171)
	$5,721	$13,331
(1)Excludes $35.4 million gain on inter-segment economic hedge derivative presented within MSR valuation adjustments, net for the three months ended March 31, 2021. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio. Refer to Note 18 – Business Segment Reporting.

Note 5 – Reverse Mortgages

	Three Months Ended March 31,
	2021		2020
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$6,997,127	$(6,772,711)	$6,269,596	$(6,063,434)
Cumulative effect of fair value election (1)	—	—	47,038	—
Originations	326,735	—	294,932	—
Securitization of HECM loans accounted for as a financing	—	(287,830)	—	(312,249)
Additional proceeds from securitization of HECM loans and tails	—	(12,565)	—	(8,414)
Repayments (principal payments received)	(314,153)	311,562	(175,095)	172,429
Transfers to:
Loans held for sale, at fair value	(901)	—	(578)	—
Receivables, net	(116)	—	(129)	—
Other assets	(111)	—	(265)	—
Change in fair value included in earnings	35,793	(16,651)	133,322	(111,423)
Ending Balance	$7,044,374	$(6,778,195)	$6,568,821	$(6,323,091)
Securitized loans (pledged to HMBS-Related Borrowings)	$6,874,880	$(6,778,195)	$6,438,810	$(6,323,091)
Unsecuritized loans	169,494		130,011
Total	$7,044,374		$6,568,821

(1)In conjunction with the adoption of ASU 2016-13, we elected the fair value option for future draw commitments (tails) on HECM reverse mortgage loans purchased or originated before December 31, 2018, which resulted in the recognition of the fair value of such tails through stockholders’ equity on January 1, 2020.

Reverse Mortgage Revenue, net	Three Months Ended March 31,
	2021	2020
Gain on new originations (1)	$17,107	$16,784
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	2,035	5,115
Change in fair value included in earnings, net	19,142	21,899
Loan fees and other	2,684	898
	$21,826	$22,797
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.

Note 6 – Advances

	March 31, 2021	December 31, 2020
Principal and interest	$258,428	$277,132
Taxes and insurance	348,659	364,593
Foreclosures, bankruptcy, REO and other	185,750	192,787
	792,837	834,512
Allowance for losses	(6,159)	(6,273)
Advances, net	$786,678	$828,239
The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$828,239	$1,056,523
New advances	203,400	243,545
Sales of advances	(133)	(228)
Collections of advances and other	(244,942)	(277,585)
Net decrease in allowance for losses	114	2,552
Ending balance	$786,678	$1,024,807

Allowance for Losses	Three Months Ended March 31,
	2021	2020
Beginning balance	$6,273	$9,925
Provision	1,502	(761)
Net charge-offs and other	(1,616)	(1,791)
Ending balance	$6,159	$7,373

Note 7 – Mortgage Servicing

MSRs – Fair Value Measurement Method	Three Months Ended March 31,
	2021			2020
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$578,957	$715,860	$1,294,817	$714,006	$772,389	$1,486,395
Sales and other transfers	—	—	—	—	(56)	(56)
Additions:
Recognized on the sale of residential mortgage loans	34,260	—	34,260	5,930	—	5,930
Purchase of MSRs	36,778	—	36,778	31,490	—	31,490
Servicing transfers and adjustments (1)	29	(557)	(528)	(263,630)	(893)	(264,523)
Changes in fair value:
Changes in valuation inputs or assumptions (2)	82,486	1,529	84,015	(166,532)	5,871	(160,661)
Realization of expected cash flows (2)	(23,847)	(25,278)	(49,125)	(27,037)	(21,310)	(48,347)
Ending balance	$708,663	$691,554	$1,400,217	$294,227	$756,001	$1,050,228

(1)Servicing transfers and adjustments include a $263.7 million derecognition of MSRs effective with the February 20, 2020 notice of termination of the subservicing agreement between NRZ and PMC. See Note 8 — Rights to MSRs for further information.
(2)Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three months ended March 31,2020 in the table above has been recast to conform to current year disclosure, resulting in a $4.5 million loss reclassified from Realization of expected cash flows to Changes in valuation inputs or assumptions.
MSR UPB

	March 31, 2021	December 31, 2020	March 31, 2020
Owned MSRs	91,284,985	$90,174,495	$70,741,200
NRZ pledged MSRs (1)	61,841,181	64,061,198	70,914,910
Total MSR UPB	$153,126,166	$154,235,693	$141,656,110
(1)MSRs subject to sale agreements with NRZ that do not meet sale accounting criteria. See Note 8 — Rights to MSRs.
We purchased MSRs with a UPB of $6.0 billion and $2.9 billion during the three months ended March 31, 2021 and 2020, respectively. We sold MSRs with a UPB of $7.2 million and $17.6 million during the three months ended March 31, 2021 and 2020, respectively, mostly to Freddie Mac under the Voluntary Partial Cancellation (VPC) program for delinquent loans.
At March 31, 2021, the S&P Global Ratings, Inc.’s (S&P’s) servicer ratings outlook for PMC is stable. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, OFC.

Servicing Revenue	Three Months Ended March 31,
	2021	2020
Loan servicing and subservicing fees
Servicing	$63,892	$55,408
Subservicing	3,487	5,190
NRZ	80,385	119,669
	147,764	180,267
Ancillary income
Late charges	9,231	14,639
Custodial accounts (float earnings)	1,008	6,141
Loan collection fees	2,949	4,256
Recording fees	3,651	2,558
Other, net	7,135	3,622
	23,974	31,216
	$171,738	$211,483
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.4 billion, $1.7 billion and $1.9 billion at March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

Note 8 — Rights to MSRs
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

Balance Sheets	March 31, 2021	December 31, 2020
MSRs, at fair value	$550,364	$566,952
Due from NRZ (Receivables): Advance funding, subservicing fees and reimbursable expenses	11,653	4,611

Due to NRZ (Other liabilities)	$94,535	$94,691
Financing liability - MSRs pledged, at fair value: Original Rights to MSRs Agreements	550,364	566,952

	Three Months Ended March 31,
	2021	2020
Statements of Operations
Servicing fees collected on behalf of NRZ	$80,385	$119,669
Less: Subservicing fee retained by Ocwen	23,991	29,331
Net servicing fees remitted to NRZ	56,394	90,338

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements (1)	(1,551)	(7,068)
2017 Agreements and New RMSR Agreements	—	(903)
PMC MSR Agreements	—	40,720
	(1,551)	32,749
Runoff and settlement:
Original Rights to MSRs Agreements (1)	17,616	15,741
2017 Agreements and New RMSR Agreements	—	25,142
PMC MSR Agreements	—	7,492
	17,616	48,375

Other	2,479	2,620

Pledged MSR liability expense	$37,850	$6,594
(1) Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three months ended March 31,2020 in the table above has been recast to conform to current year disclosure, resulting in a $2.0 million gain reclassified from Runoff and settlement to Changes in fair value.

	Three Months Ended
	March 31, 2021	March 31, 2020
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$566,952	$603,046	$35,445	$312,102	$950,593
Sales	—	—	—	(226)	(226)
Changes in fair value:
Original Rights to MSRs Agreements (2)	1,551	7,068	—	—	7,068
2017 Agreements and New RMSR Agreements	—	—	903	—	903
PMC MSR Agreements	—	—	—	(40,720)	(40,720)
Runoff and settlement:
Original Rights to MSRs Agreements (2)	(17,616)	(15,741)	—	—	(15,741)
2017 Agreements and New RMSR Agreements	—	—	(25,142)	—	(25,142)
PMC MSR Agreements	—	—	—	(7,492)	(7,492)
Derecognition of Pledged MSR financing liability due to termination of PMC MSR Agreements	—	—	—	(263,664)	(263,664)
Calls (1):
Original Rights to MSRs Agreements	(523)	(2,668)	—	—	(2,668)
2017 Agreements and New RMSR Agreements	—	—	(1,227)	—	(1,227)
Ending Balance	$550,364	$591,705	$9,979	$—	$601,684
(1)Represents the carrying value of MSRs in connection with call rights exercised by NRZ, for MSRs transferred to NRZ under the 2017 Agreements and New RMSR Agreements, or by Ocwen at NRZ’s direction, for MSRs underlying the Original Rights to MSRs Agreements. Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.
(2)Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three months ended March 31,2020 in the table above has been recast to conform to current year disclosure, resulting in a $2.0 million gain reclassified from Runoff and settlement to Changes in fair value.

As of March 31, 2021, the UPB of loans serviced on behalf of NRZ comprised the following:

Ocwen servicer of record (MSR title retained by Ocwen) - Ocwen MSR (1) (2)	$13,673,665
NRZ servicer of record (MSR title transferred to NRZ) - Ocwen MSR (1)	48,153,327
Ocwen subservicer	2,505,208
Total NRZ UPB	$64,332,200
(1)The MSR sale transactions did not achieve sale accounting treatment.
(2)NRZ’s associated outstanding servicing advances were approximately $535.5 million as of March 31, 2021.
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
As of March 31, 2021, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $64.3 billion, including $13.7 billion for which title has not transferred to NRZ. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $13.7 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
In addition, as noted above, during the Initial Term, NRZ has the right to terminate the $13.7 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its

Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
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
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC servicing agreement. This termination was for convenience and not for cause, and provided for loan deboarding fees to be paid by NRZ. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We serviced these loans until deboarding in October 2020 representing $34.2 billion of UPB, and accounted for them as a subservicing relationship. Accordingly, we recognized subservicing fees associated with the subservicing agreement subsequent to February 20, 2020 and have not reported any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter. On September 1, 2020, 133,718 loans representing $18.2 billion of UPB were deboarded and the remaining 136,500 loans representing $16.0 billion of UPB were deboarded on October 1, 2020.

Note 9 – Receivables

	March 31, 2021	December 31, 2020
Servicing-related receivables:
Government-insured loan claims - Forward	$101,598	$103,058
Government-insured loan claims - Reverse	29,138	32,887
Due from custodial accounts	18,596	19,393
Subservicing fees and reimbursable expenses - Due from NRZ	11,653	4,611
Reimbursable expenses	11,360	4,970
Other	4,850	1,087
	177,195	166,006
Income taxes receivable	39,233	57,503
Other receivables	2,828	3,200
	219,256	226,709
Allowance for losses	(41,047)	(39,044)
	$178,209	$187,665
At March 31, 2021 and December 31, 2020, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $40.4 million and $38.3 million at March 31, 2021 and December 31, 2020, respectively. The government-insured claims that do not exceed HUD, VA or FHA insurance limits are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended March 31,
	2021	2020
Beginning balance	$38,339	$56,868
Provision	4,958	5,072
Charge-offs and other, net	(2,860)	(3,837)
Ending balance	$40,437	$58,103

Note 10 – Other Assets

	March 31, 2021	December 31, 2020
Contingent loan repurchase asset	$399,126	$480,221
Prepaid expenses	26,725	21,176
Derivatives, at fair value	15,483	23,246
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
REO	8,827	7,771
Prepaid lender fees, net	7,071	9,556
Deferred tax asset, net	3,634	3,543
Security deposits	2,072	2,222
Mortgage backed securities, at fair value	1,613	2,019
Other	5,147	6,556
	$484,871	$571,483

Note 11 – Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		March 31, 2021		December 31, 2020
Borrowing Type	Maturity (1)	Amort. Date (1)	Total	Available (2)	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2051	Jun. 2021	$250,000	$190,479	4.22%	$59,521	4.26%	$89,396
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	475,000	—	1.49%	475,000	1.49%	475,000
Total Ocwen Master Advance Receivables Trust (OMART)			725,000	190,479	1.79%	534,521	1.93%	564,396
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Jun. 2051	Jun. 2021	70,000	54,084	3.22%	15,916	3.26%	16,892
			$795,000	$244,563	1.83%	$550,437	1.96%	$581,288
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

(2)Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At March 31, 2021, none of the available borrowing capacity of the OMART and OFAF advance financing notes could be used based on the amount of eligible collateral.
(3)Interest is computed based on the lender’s cost of funds plus a margin of 400 bps.
(4)The weighted average rate of the notes at March 31, 2021 is 1.49%, with rates on the individual classes of notes ranging from 1.28% to 5.42%.
(5)Interest is computed based on the lender’s cost of funds plus a margin of 300 bps.

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	March 31, 2021	December 31, 2020
HMBS-related borrowings, at fair value (1)	Loans held for investment	1ML + 245 bps (1)	(1)	$6,778,195	$6,772,711
Other financing liabilities, at fair value
MSRs pledged (Rights to MSRs), at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	550,364	566,952

Financing liability - Owed to securitization investors, at fair value:
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (3)	Loans held for investment	4.25% - 5.75% fixed; 1ML plus 0.45% variable	Oct. 2033	8,820	9,770
Total Other financing liabilities, at fair value				559,184	576,722
				$7,337,379	$7,349,433
(1)Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS which did not qualify for sale accounting treatment of HECM loans. Under this accounting treatment, the HECM loans securitized with Ginnie Mae remain on our consolidated balance sheets and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related HECM loans. The beneficial interests in Ginnie Mae guaranteed HMBS have no maturity dates, and the borrowings mature as the related loans are repaid. Interest rate is a weighted average based on the pass-through rate of the loans. See Note 2 – Securitizations and Variable Interest Entities.
(2)This pledged MSR liability is recognized due to the accounting treatment of MSR sale transactions with NRZ which did not qualify as sales for accounting purposes. Under this accounting treatment, the MSRs transferred to NRZ remain on the consolidated balance sheet and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related MSRs. This financing liability has no contractual maturity or repayment schedule. See Note 8 — Rights to MSRs for additional information.
(3)Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements, as more fully described in Note 2 – Securitizations and Variable Interest Entities.

Other Secured Borrowings				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	March 31, 2021	December 31, 2020
SSTL (3)	(3)	1-Month Euro-dollar rate + 600 bps with a Eurodollar floor of 100 bps (3)	May 2022 (3)	$—	$—	$—	$185,000

Other Secured Borrowings				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	March 31, 2021	December 31, 2020
Master repurchase agreement (4)	Loans held for sale (LHFS)	1ML + 220 - 375 bps	June 2022	85,109	—	189,891	195,773
Mortgage warehouse agreement (5)	LHFS (reverse)	Greater of 1ML + 250 bps or 3.50%	August 2021	—	1,000	—	—
Master repurchase agreement (6)	LHFS (forward and reverse)	1ML + 325 bps forward; 1ML + 350 bps reverse	Nov. 2021	50,000	38,660	161,340	80,081
Master repurchase agreement (7)	N/A	SOFR + 190 bps; SOFR floor 25 bps	N/A	50,000	—	—	—
Participation agreement (8)	LHFS	(8)	June 2021	120,000	—	—	—
Master repurchase agreement (8)	LHFS	(8)	June 2021	—	49,231	40,769	63,281
Master repurchase agreement	LHFS	1 ML + 250 bps	June 2021	—	1,000	—	—
Mortgage warehouse agreement (9)	LHFS	1ML + 350 bps; Floor 5.25%	Jan. 2022	—	35,042	14,958	11,715
Mortgage warehouse agreement (10)	LHFS (reverse)	1ML + 250 bps; 3.25% floor	Oct. 2021	519	—	99,481	73,134
Mortgage warehouse agreement (11)	LHFS	(11)	N/A	48,671	—	51,329	27,729
Master repurchase agreement (12)	LHFS	1ML + 150 - 200 bps; Floor 250 bps	N/A	—	—	51,664	—
Total mortgage loan warehouse facilities		2.93% (17)		354,299	124,933	609,432	451,713

Other Secured Borrowings				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	March 31, 2021	December 31, 2020

Agency MSR financing facility (13)	MSRs, Advances	1ML + 450 bps	June 2021	—	—	250,000	210,755
Ginnie Mae MSR financing facility (14)	MSRs, Advances	1ML + 450 bps; 1ML floor 0.50%	Dec. 2021	25,216	—	99,784	112,022
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (15)	MSRs	5.07%	Nov. 2024	—	—	62,297	68,313
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (16)	MSRs	(16)	Feb. 2028	—	—	45,273	47,476
Total MSR financing facilities		4.77% (17)		25,216	—	457,354	438,566
				$379,515	$124,933	1,066,786	1,075,279
Unamortized debt issuance costs - SSTL and PLS Notes (18)						(764)	(5,761)
Discount - SSTL						—	(357)
						$1,066,022	$1,069,161

Weighted average interest rate						3.68%	4.55%
(1)1ML was 0.11% and 0.14% at March 31, 2021 and December 31, 2020, respectively.
(2)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, none of the available borrowing capacity could be used at March 31, 2021 based on the amount of eligible collateral that could be pledged.
(3)On March 4, 2021, we repaid in full the $185.0 million outstanding principal balance. The prepayment resulted in our recognition of an $8.4 million loss on debt extinguishment, including a prepayment premium of 2% of the outstanding principal balance, or $3.7 million.
(4)The maximum borrowing under this agreement is $275.0 million, of which $160.0 million is available on a committed basis and the remainder is available at the discretion of the lender. On March 31, 2021, we renewed the facility and the maturity date was extended to June 30, 2022.
(5)The participation agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.
(6)The maximum borrowing under this agreement is $250.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transaction does not qualify for sale accounting treatment and is accounted for as a secured borrowing.
(7)The lender provides financing for up to $50.0 million at the discretion of the lender. The agreement has no stated maturity date. Interest on this facility is based on the Secured Overnight Financing Rate (SOFR).
(8)This facility is comprised of two lines, a $120.0 million uncommitted participation agreement and a $90.0 million committed repurchase agreement. The agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans. The transactions do not qualify for sale accounting treatment and are accounted for as secured borrowings. The lender earns the stated interest rate of the underlying mortgage loans less 35 bps, with a floor of 3.50% for new originations and 3.75% for Ginnie Mae modifications, while the loans are financed under both the participation and repurchase agreements.
(9)Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. On January 15, 2021, the maturity date of this facility was extended to January 15, 2022.
(10)Under this agreement, the lender provides financing for up to $100.0 million on an uncommitted basis. On February 1, 2021, the borrowing capacity was temporarily increased from $100.0 million to $150.0 million until February 28, 2021 when it was reduced to $100.0 million. On March 30, 2021, the borrowing capacity was temporarily increased to $150.0 million effective April 1, 2021 until May 30, 2021.
(11)This facility provides up to $100.0 million of uncommitted borrowing capacity. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate on the collateral.
(12)We entered into a repurchase agreement on March 29, 2021 which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are sold to a trust which trust issues a trust certificate that is pledged as the collateral for the borrowings.
(13)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. The maximum amount which we may borrow pursuant to the repurchase agreements is $250.0 million on a committed basis. We also pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of our MSR financing facilities. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities. On March 31, 2021, the facility was upsized to $350.0 million, the interest rate reduced to 1ML plus 325bps, and the maturity was renewed to June 30, 2022. These changes became effective on April 15, 2021.
(14)PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs. Ocwen guarantees the obligations of PMC under the facility. The borrowing capacity is $125.0 million on an uncommitted basis. See (13) above regarding daily margining requirements.
(15)PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement had an initial principal amount of $100.0 million and amortize in accordance with a pre-determined schedule subject to modification under certain events. See Note 2 – Securitizations and Variable Interest Entities for additional information. See (13) above regarding daily margining requirements.
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
(17)Weighted average interest rate at March 31, 2021, excluding the effect of debt issuance costs and discount.
(18)Balance at December 31, 2020 includes $4.9 million related to SSTL.

Senior Notes	Interest Rate	Maturity	Outstanding Balance
			March 31, 2021	December 31, 2020
PMC Senior Secured Notes	7.875%	March 2026	$400,000	$—
OFC Senior Secured Notes (1)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	199,500	—
PHH Senior Notes	6.375%	August 2021	—	21,543
PMC Senior Secured Notes	8.375%	November 2022	—	291,509
Principal balance			599,500	313,052
Discount (2)
PMC Senior Secured Notes			(2,025)	—
OFC Senior Secured Notes (1)			(40,707)	—
			(42,732)	—
Unamortized debt issuance costs (2)
PMC Senior Secured Notes			(6,598)	(968)
OFC Senior Secured Notes			(7,243)	—
			(13,841)	(968)
Fair value adjustments			—	(186)
			$542,927	$311,898
(1)At date of issuance on March 4, 2021, the discount included $24.5 million original issue discount (OID) on the OFC Senior Secured Notes and $16.5 million of additional discount related to the concurrent issuance of warrants. See below for additional information.
(2)The discount and debt issuance costs are being amortized to interest expense through the maturity of the respective notes.
Redemption of 6.375% Senior Unsecured Notes due 2021 and 8.375% Senior Secured Notes due 2022
On March 4, 2021, we redeemed all of PHH’s outstanding 6.375% Senior Notes due August 2021 at a price of 100% of the principal amount, plus accrued and unpaid interest, and all of PMC’s 8.375% Senior Secured Notes due November 2022 at a price of 102.094% of the principal amount, plus accrued and unpaid interest. The redemption resulted in our recognition of a $7.1 million loss on debt extinguishment.
Issuance of 7.875% Senior Secured Notes due 2026
On March 4, 2021, PMC completed the issuance and sale of $400.0 million aggregate principal amount of 7.875% senior secured notes due March 15, 2026 (the PMC Senior Secured Notes) at a discount of $2.1 million. The PMC Senior Secured Notes are guaranteed on a senior secured basis by Ocwen and PHH (together, the Guarantors) and were sold in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act).
Interest on the PMC Senior Secured Notes accrues at a rate of 7.875% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021.

On or after March 15, 2023, PMC may redeem some or all of the PMC Senior Secured Notes at its option at the following redemption prices, plus accrued and unpaid interest, if any, on the notes redeemed to, but excluding, the redemption date if redeemed during the 12-month period beginning on March 15th of the years indicated below:

Redemption Year	Redemption Price
2023	103.938%
2024	101.969
2025 and thereafter	100.000
Prior to March 15, 2023, PMC may, on any one or more occasions, redeem some or all of the PMC Senior Secured Notes at its option at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus a “make-whole” premium equal to the greater of (i) 1.0% of the then outstanding principal amount of such note and (ii) the excess of (1) the present value at the redemption date of the sum of (A) the redemption price of the note at March 15, 2023 (such redemption price is set forth in the table above) plus (B) all required interest payments due on such notes through March 15, 2023 (excluding accrued but unpaid interest), such present value to be computed using a discount rate equal to the Treasury Rate (as defined in the Indenture) as of such redemption date plus 50 basis points; over (2) the then outstanding principal amount of such notes, plus accrued and unpaid interest, if any, on the notes redeemed to, but excluding, the redemption date.
In addition, on or prior to March 15, 2023, PMC may also redeem up to 35.0% of the principal amount of all of the PMC Senior Secured Notes originally issued under the Indenture (including any additional PMC Senior Secured Notes issued under the Indenture) using the net proceeds of certain equity offerings at a redemption price equal to 107.875% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption (subject to the rights of holders of notes on the relevant regular record date to receive interest due on the relevant interest payment date that is on or prior to the applicable date of redemption); provided that: (i) at least 65.0% of the principal amount of all PMC Senior Secured Notes issued under the Indenture remains outstanding immediately after any such redemption; and (ii) PMC makes such redemption not more than 120 days after the consummation of any such equity offering.
The Indenture contains customary covenants for debt securities of this type that limit the ability of PHH and its restricted subsidiaries (including PMC) to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur liens, (iii) pay dividends on or make distributions in respect of PHH’s capital stock or make other restricted payments, (iv) make investments, (v) consolidate, merge, sell or otherwise dispose of certain assets, and (vi) enter into transactions with Ocwen’s affiliates.
Issuance of OFC Senior Secured Notes
On March 4, 2021, Ocwen completed the private placement of $199.5 million aggregate principal amount of senior secured notes (the OFC Senior Secured Notes) with an OID of $24.5 million to certain special purpose entities owned by funds and accounts managed by Oaktree Capital Management, L.P. (the Oaktree Investors). The OFC Senior Secured Notes were issued pursuant to a Note and Warrant Purchase Agreement, dated February 9, 2021, between Ocwen and the Oaktree Investors. Concurrent with the issuance of the OFC Senior Secured Notes, Ocwen issued to the Oaktree Investors warrants to purchase 1,184,768 shares of its common stock at an exercise price of $26.82 per share, subject to antidilution adjustments. On March 4, 2021, the $175.0 million of total proceeds, net of OID, was allocated $158.5 million to the OFC Senior Secured Notes and $16.5 million to the warrants on a relative fair value basis. The warrants are accounted for as equity instruments and reported as Additional Paid-in Capital in our consolidated balance sheet, net of $0.8 million of allocated debt issuance costs. See Note 13 – Equity for additional information regarding the warrants.
The OFC Senior Secured Notes mature on March 4, 2027 with no amortization of principal. Interest is payable quarterly in arrears on the last business day of each March, June, September and December and accrues at the rate of 12% per annum to the extent interest is paid in cash or 13.25% per annum to the extent interest is “paid-in-kind” through an increase in the principal amount or the issuance of additional notes (PIK Interest). Prior to March 4, 2022, all of the interest on the OFC Senior Secured Notes may, at our option, be paid as PIK Interest. On or after March 4, 2022, a minimum amount of interest will be required to be paid in cash equal to the lesser of (i) 7% per annum of the outstanding principal amount of the OFC Senior Secured Notes and (ii) the total amount of unrestricted cash of Ocwen and its subsidiaries less the greater of $125.0 million and the minimum liquidity amounts required by any agency.
The OFC Senior Secured Notes are solely the obligation of Ocwen. The OFC Senior Secured Notes are secured by a pledge of substantially all of the assets of Ocwen, including a pledge of the equity of Ocwen’s subsidiaries held directly by Ocwen. The lien on Ocwen’s assets securing the OFC Senior Secured Notes is junior to the lien securing Ocwen’s guarantee of the 7.875% PMC Senior Secured Notes described above. The OFC Senior Secured Notes are not guaranteed by any of Ocwen’s subsidiaries nor are they secured by a pledge or lien on any assets of Ocwen’s subsidiaries.
Prior to March 4, 2026, we are permitted to redeem the OFC Senior Secured Notes in whole or in part at any time at a redemption price equal to par, plus a make-whole premium, plus accrued and unpaid interest. On and after March 4, 2026, we will be permitted to redeem the OFC Senior Secured Notes in whole or in part at any time at a redemption price equal to par plus accrued and unpaid interest.
The OFC Senior Secured Notes have two financial maintenance covenants: (1) a minimum book value of stockholders’ equity of not less than $275.0 million and (2) a minimum amount of unrestricted cash of not less than $50.0 million at any time. The OFC Senior Secured Notes also have affirmative and negative covenants and events of default that are customary for debt securities of this type.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligation. At March 31, 2021, the S&P issuer credit rating for Ocwen was “B-”. On February 24, 2021, concurrent with the launch of the PMC bond offering, S&P reaffirmed the ratings at B- and changed the outlook from Negative to Stable. Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Stable from Negative on February 24, 2021. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
•Financial covenants, including, but not limited to, specified levels of net worth and liquidity;
•Covenants to operate in material compliance with applicable laws;
•Restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional forms of debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries or of PHH or PMC and their respective subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates;
•Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements; and
•Requirements to provide audited financial statements within specified timeframes, including requirements that Ocwen’s financial statements and the related audit report be unqualified as to going concern.
As of March 31, 2021, the most restrictive consolidated net worth requirement contained in our debt agreements is a minimum of $275.0 million book value of consolidated common stockholders’ equity, as defined, under the Note Purchase Agreement for the OFC Senior Secured Notes. The most restrictive liquidity requirement under our debt agreements is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and mortgage warehouse agreements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.

Note 12 – Other Liabilities

	March 31, 2021	December 31, 2020
Contingent loan repurchase liability	$399,126	$480,221
Due to NRZ - Advance collections, servicing fees and other	94,535	94,691
Other accrued expenses	63,648	87,898
Liability for indemnification obligations	43,289	41,920
Accrued legal fees and settlements	40,356	38,932
Servicing-related obligations	39,930	35,237
Checks held for escheat	39,842	35,654
Liability for uncertain tax positions	24,386	16,188
Lease liability	23,922	27,393
MSR purchase price holdback	16,140	20,923
Derivatives, at fair value	10,012	4,638
Liability for unfunded India gratuity plan	5,797	6,051
Accrued interest payable	5,502	4,915
Liability for unfunded pension obligation	12,587	12,662
Other	15,941	16,652
	$835,013	$923,975

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
As disclosed in Note 11 – Borrowings, concurrent with the issuance of the OFC Senior Secured Notes on March 4, 2021, Ocwen issued to Oaktree warrants to purchase 1,184,768 shares of its common stock (which amount, upon exercise of the warrants, would be equal to 12% of Ocwen’s outstanding common stock as of the date of issuance of the warrants) at an exercise price of $26.82 per share, subject to antidilution adjustments. The warrants may be exercised at any time from the date of issuance through March 4, 2027. In lieu of a cash exercise price, the holder of the warrants may elect a net share exercise whereby the number of shares of common stock received upon exercise is reduced by the number of shares equivalent to the exercise price based on the fair market value of the stock, as defined. The warrants may not be exercised if Oaktree’s ownership of Ocwen’s common stock would exceed 19.9% without prior shareholder approval, or 9.9% without prior regulatory approvals. If these limitations apply, Oaktree would have the right to exercise the warrants to purchase shares of Ocwen non-voting perpetual preferred stock convertible into one share of Ocwen common stock. While the warrants will not be registered, we entered into a registration rights agreement with Oaktree pursuant to which we will register for resale the shares of common stock issuable upon exercise of the warrants within 18 months after March 4, 2021. On March 4, 2021, the $16.5 million allocated fair value of the warrants was reported as Additional Paid-in Capital in our consolidated balance sheet, net of allocated debt issuance costs of $0.8 million.

Note 14 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the three months ended March 31, 2021 and 2020.

	March 31, 2021			December 31, 2020
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets
Forward sales of Reverse loans	Apr. 2021 to May .2021	$70,000	$100	Jan. 2021	$30,000	$34
Forward loans IRLCs	Jul. 2021	916,930	13,622	Apr. 2021	619,713	22,224
Reverse loans IRLCs	Apr. 2021	50,197	967	Jan. 2021	11,692	482
TBA forward MBS trades	Apr. 2021 to May .2021	590,000	794	N/A	—	—
Interest rate swap futures	N/A	—	—	Mar. 2021	593,500	504
Other	N/A	—	—		—	2
Total		$1,627,127	$15,483		$1,254,905	$23,246

Derivative Liabilities
Forward sales of Reverse loans	Apr. 2021	$35,000	$(152)	Jan. 2021	$20,000	$(84)
TBA forward MBS trades	Apr. 2021	10,000	(314)	Jan. 2021	400,000	(4,554)
Interest rate swap futures	Jun. 2021	1,400,000	(9,532)	N/A	—	—
Other	N/A	—	(14)	N/A	—	—
Total		$1,445,000	$(10,012)		$420,000	$(4,638)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Gain / (Loss)		Gain / (Loss)
	Amount	Financial Statement Line	Amount	Financial Statement Line
Derivative Assets (Liabilities)
Forward loans IRLCs	$(8,602)	Gain on loans held for sale, net	$5,714	Gain on loans held for sale, net
Reverse loans IRLCs	485	Reverse mortgage revenue, net	(115)	Reverse mortgage revenue, net
Interest rate swap futures and TBA forward MBS trades	—	Gain on loans held for sale, net (Economic hedge)	(7,192)	Gain on loans held for sale, net (Economic hedge)

Interest rate swap futures and TBA forward MBS trades	(13,682)	MSR valuation adjustments, net	35,291	MSR valuation adjustments, net

Forward sales of Reverse loans	(2)	Reverse mortgage revenue, net	(143)	Reverse mortgage revenue, net
Other	(16)	Gain on loans held for sale, net	—	Gain on loans held for sale, net
Total	$(21,816)		$33,555

Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds, among other factors. Management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio to interest rate changes. We define our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with NRZ (See Note 8 — Rights to MSRs),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings, and
•less the net value of our held for sale loan portfolio and IRLCs (pipeline).
In the first quarter of 2021, we have included in our net MSR portfolio exposure to be hedged the exposure related to expected future MSR bulk acquisitions subject to letters of intent, representing approximately $68 billion of UPB. The expected future MSR bulk acquisitions subject to non-binding letters of intent were not recognized as an asset or liability in our financial statements as of March 31, 2021.
We determine and monitor daily a hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. At March 31, 2021, our hedging strategy provides for a partial coverage of our net MSR portfolio exposure.
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
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into any forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange gains (losses) were $0.2 million and $(0.9) million during the three months ended March 31, 2021 and 2020, respectively, and are reported in Other, net in the consolidated statements of operations.

Note 15 – Interest Expense

	Three Months Ended March 31,
	2021	2020
Senior notes	$9,495	$6,661
Mortgage loan warehouse facilities	5,283	3,460
MSR financing facilities	4,572	5,037
Advance match funded liabilities	4,496	5,665
SSTL	2,957	6,794
Other	1,649	2,365
	$28,452	$29,982

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
Based on information available at the time, we estimated that modifications to the tax rules for the carryback of NOLs and business interest expense limitations would result in U.S. and USVI federal net tax refunds of approximately $62.9 million and $1.9 million, respectively, and as such we recognized an income tax benefit of $64.8 million in our unaudited consolidated financial statements for the three months ended March 31, 2020.
The income tax benefit recognized represents the release of valuation allowances against certain NOL and Section 163(j) deferred tax assets that were realized as a result of certain provisions of the CARES Act as well as permanent income tax benefit related to the carryback of NOLs created in a tax year that was subject to U.S. federal tax at 21% to a tax year subject to tax at 35%.
We recognized income tax expense, exclusive of the impact of the CARES Act recognized in 2020, of $3.1 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively, due to the mix of earnings among different tax jurisdictions with different statutory tax rates. Under our transfer pricing agreements, our operations in India, Philippines, and USVI are compensated on a cost-plus basis for the services they provide, such that even when we incur a consolidated pre-tax loss from continuing operations these foreign operations generate taxable income, which is subject to statutory tax rates in these jurisdictions that are significantly higher than the U.S. statutory rate of 21%.

Note 17 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the three months ended March 31, 2020, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended March 31,
	2021	2020
Basic earnings (loss) per share
Net income (loss)	$8,543	$(25,489)

Weighted average shares of common stock	8,688,009	8,990,589

Basic earnings (loss) per share	$0.98	$(2.84)

Diluted earnings (loss) per share
Net income (loss)	$8,543	$(25,489)

Weighted average shares of common stock	8,688,009	8,990,589
Effect of dilutive elements
Common stock warrants	34,309	—
Common stock awards	155,174	—
Dilutive weighted average shares of common stock	8,877,492	8,990,589

Diluted earnings (loss) per share	$0.96	$(2.84)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	180,225	249,188
Market-based (2)	157,581	125,397
(1)Includes stock options that are anti-dilutive because their exercise price was greater than the average market price of Ocwen’s stock, and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
As disclosed in Note 13 – Equity, Ocwen implemented a reverse stock split in a ratio of one-for-15 effective on August 13, 2020. The above computations of earnings (loss) per share reflect the number of common stock shares after consideration for the reverse stock split. All common share and loss per share amounts have been adjusted retrospectively to give effect to the reverse stock split as if it occurred at the beginning of the first period presented.

Note 18 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the three months ended March 31, 2021, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Effective with the fourth quarter of 2020, we have reported the results of Reverse Servicing within the Servicing segment. Previously, the Reverse Servicing business was included in the reported results of the Originations segment. This alignment of our business segments is consistent with a change in the management of the business and a change in the internal management reporting to the chief operating decision maker. Segment results for 2020 have been recast to conform to the current segment presentation. Reverse Servicing generated Revenue and Income before income taxes of $16.0 million and $12.2 million, respectively, for the three months ended March 31, 2020. Reverse Servicing assets consist primarily of securitized Loans held for investment - Reverse Mortgages.

Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services that are not directly attributable to a segment to each business segment. We allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering initiatives, and other costs related to operating as a public company. We allocate a portion of interest income to each business segment, including interest earned on cash balances.
Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. Beginning in the third quarter of 2020, we began allocating interest expense on corporate debt, including the SSTL and Senior Notes, used to fund servicing advances and other servicing assets from Corporate Items and Other to Servicing. Amortization of debt issuance costs and discount are excluded from the interest expense allocation. The interest expense related to the corporate debt has been allocated to the Servicing segment for periods prior to the third quarter of 2020 to conform to the current period presentation. The interest expense allocation is $10.5 million for the three months ended March 31, 2020.
As a result of our risk management strategy to hedge the interest rate risk of our net MSR portfolio, the fair value changes of third-party derivative instruments are reported within MSR valuation adjustments, net. For management segment reporting purposes, we establish inter-segment derivative instruments to transfer the risks and allocate the associated fair value changes of derivatives between Servicing and Originations, and specifically between MSR valuation adjustments, net and Gain on loans held for sale, net (Gain/loss on economic hedge instruments). The inter-segment derivative fair value changes are eliminated in the consolidated financial statements in the Corporate Elimination column in the table below.

Financial information for our segments is as follows:

	Three Months Ended March 31, 2021
Results of Operations	Servicing	Originations		Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$169,354	$2,384		$—	$—	$171,738
Reverse mortgage revenue, net	2,035	19,791		—	—	21,826
Gain on loans held for sale, net	3,521	37,593		—	(35,393)	5,721
Other revenue, net	502	6,518		1,289	—	8,309
Revenue	175,412	66,286		1,289	(35,393)	207,594

MSR valuation adjustments, net	(22,690)	8,505		—	35,393	21,208

Operating expenses	82,753	37,328		19,548	—	139,629

Other (expense) income:
Interest income	1,257	2,566		113	—	3,936
Interest expense	(20,309)	(3,552)		(4,591)	—	(28,452)
Pledged MSR liability expense	(37,883)	—		33	—	(37,850)
Loss on extinguishment of debt	—	—		(15,458)	—	(15,458)
Other	452	50		(212)	—	290
Other expense, net	(56,483)	(936)		(20,115)	—	(77,534)

Income (loss) before income taxes	$13,486	$36,527		$(38,374)	$—	$11,639

	Three Months Ended March 31, 2020
Results of Operations	Servicing	Originations		Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$211,469	$1		$13	$—	$211,483
Reverse mortgage revenue, net	16,673	6,124		—	—	22,797
Gain on loans held for sale, net	229	13,102		—	—	13,331
Other revenue, net	1,159	2,445	—	2,627	—	6,231
Revenue	229,530	21,672		2,640	—	253,842

MSR valuation adjustments, net	(174,448)	328		—	—	(174,120)

Operating expenses	84,479	22,952		29,783	—	137,214

Other (expense) income:
Interest income	2,529	1,623		1,243	—	5,395
Interest expense	(24,581)	(2,433)		(2,968)	—	(29,982)
Pledged MSR liability expense	(6,623)	—		29	—	(6,594)
Other	3,655	(22)		(2,305)	—	1,328
Other expense, net	(25,020)	(832)		(4,001)	—	(29,853)

Loss before income taxes	$(54,417)	$(1,784)		$(31,144)	$—	$(87,345)

(1)Corporate Eliminations for the three months ended March 31, 2021 includes an inter-segment derivatives elimination of $35.4 million with a corresponding offset in MSR valuation adjustments, net; nil for the three months ended March 31, 2020.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
March 31, 2021	$9,869,673	$525,610	$376,505	$10,771,788

December 31, 2020	$9,847,603	$379,233	$424,291	$10,651,127

March 31, 2020	$9,321,628	$205,198	$459,198	$9,986,024

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended March 31, 2021
Depreciation expense	$209	$24	$2,626	$2,859
Amortization of debt issuance costs and discount	129	—	1,495	1,624

Three months ended March 31, 2020
Depreciation expense	$215	$37	$3,745	$3,997
Amortization of debt issuance costs and discount	112	—	2,550	2,662

Note 19 – Regulatory Requirements
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
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at March 31, 2021. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business. The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $272.0 million at March 31, 2021. PMC’s net worth was $524.2 million at March 31, 2021. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above was $27.2 million at March 31, 2021. PMC’s liquid assets were $227.0 million at March 31, 2021.
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
New York Department of Financial Services (NY DFS). We operate pursuant to certain regulatory requirements with the NY DFS, including obligations arising under a consent order entered into in March 2017 (the NY Consent Order) and the terms of the NY DFS’ conditional approval in September 2018 of our acquisition of PHH. The conditional approval includes reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto our servicing system, the Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP) and certain requirements with respect to the evaluation and supervision of management of both Ocwen and PMC. In addition, we were prohibited from boarding any additional loans onto the REALServicing system and we were required to transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also restricts our ability to acquire MSRs with respect to New York loans, so that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year. This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We transferred all loans onto Black Knight MSP in 2019 and no longer service any loans on the REALServicing system. We believe we have complied with all terms of the PHH acquisition conditional approval to date. We continue to work with the NY DFS to address matters they raise with us as well as to fulfill our commitments under the NY Consent Order and PHH acquisition conditional approval.
California Department of Financial Protection and Innovation (CA DFPI). In January 2015 and February 2017, Ocwen Loan Servicing, LLC (OLS) entered into consent orders with the CA DFPI (formerly known as the California Department of Business Oversight) relating to our alleged failure to produce certain information and documents during a routine licensing examination and relating to alleged servicing practices. We have completed all of our obligations under each of these consent orders. In October 2020, we entered into a consent order with the CA DFPI in order to resolve a legacy PHH examination finding and, in conjunction therewith, agreed to pay $62,000 (sixty-two thousand dollars) in penalties. We continue to work with the CA DFPI to address matters they raise with us as well as to fulfill our commitments under the consent order.

Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.1 billion at March 31, 2021. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2021, we funded $47.8 million out of the $2.0 billion borrowing capacity as of December 31, 2020. We also had short-term commitments to lend $916.9 million and $50.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2021. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.

HMBS Issuer Obligations
As an HMBS issuer, we are required to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases), or when they become inactive (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments).
Activity with regard to HMBS repurchases, primarily MCA repurchases, are as follows:

	Three Months Ended March 31, 2021
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	141	$29,852	317	$56,449	458	$86,301
Additions	66	16,448	66	14,422	132	30,870
Recoveries, net (1)	(58)	(16,805)	(39)	(3,828)	(97)	(20,633)
Transfers	(12)	(3,727)	12	3,727	—	—
Changes in value	—	9	—	(897)	—	(888)
Ending balance	137	$25,777	356	$69,873	493	$95,650
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of March 31, 2021, our servicing portfolio included significant client relationships with NRZ which represented 36% and 45% of our servicing portfolio UPB and loan count, respectively, and approximately 64% of all delinquent loans that Ocwen services. The current terms of our agreements with NRZ extend through July 2022. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has rights to terminate the legacy Ocwen agreements for convenience.
Oaktree MAV (MSR Asset Vehicle, LLC) Transaction
On December 21, 2020, Ocwen entered into a transaction agreement (the Transaction Agreement) with Oaktree Capital Management L.P. and certain affiliates (collectively Oaktree) and OCW MAV Holdings, LLC (OMH), a special purpose entity managed by Oaktree. The Transaction Agreement provides for Ocwen and OMH to form a strategic relationship, which will be conducted through MSR Asset Vehicle, LLC (MAV), for the purpose of investing in MSRs pertaining to mortgage loans held or securitized by Fannie Mae and Freddie Mac, subject to certain terms and conditions. The Transaction Agreement includes customary representations, warranties, covenants and closing conditions, including receipt of required regulatory approvals. The closing of the transaction is expected to occur in the second quarter of 2021. The Transaction Agreement may be terminated on or prior to closing by mutual written agreement of Ocwen and OMH, and upon the occurrence of certain conditions including if the closing has not occurred by July 1, 2021, subject to the ability of either OMH or Ocwen to extend such date for up to an additional 60 days to obtain any outstanding required regulatory approvals.
At closing, OMH and Ocwen will initially hold 85% and 15%, respectively, in MAV, which is presently a wholly owned subsidiary of OMH. The parties have agreed to invest up to $250.0 million, contributed on a pro rata basis, over a term of three years following closing (subject to extension) for use in connection with eligible MSR investments and operating expenses. Following the execution of the Transaction Agreement and until the parties have contributed their respective aggregate $250.0 million capital contributions, Ocwen has an obligation to provide an indirect subsidiary of OMH with a “first look” at opportunities presented to Ocwen or its affiliates to acquire Fannie Mae and Freddie Mac MSRs that meet certain criteria.
Effective as of closing, PMC will enter into a subservicing agreement (Subservicing Agreement) with an indirect subsidiary of OMH to service the mortgage loans underlying the MSRs in exchange for a per-loan subservicing fee and certain other ancillary fees as set forth in the Subservicing Agreement.
Ocwen has agreed to sell to Oaktree and certain affiliates up to 4.9%, at Oaktree’s sole discretion, of Ocwen’s outstanding common stock at a price of $23.15 per share, and to issue to Oaktree warrants to purchase from Ocwen additional common stock equal to 3% of Ocwen’s outstanding common stock at a purchase price of $24.31 per share (subject to anti-dilution adjustments), in each case, upon closing of the MAV transaction with Oaktree and subject to other customary closing conditions. The warrants expire four years after their issue date. Ocwen also agreed to grant Oaktree a pre-emptive right, effective from the date of the Transaction Agreement until 90 days after closing of the MAV transaction, to participate in certain future equity financings of Ocwen in an amount that would allow Oaktree to maintain its fully-diluted ownership percentage of Ocwen as a result of its investment in Ocwen’s common stock and warrants. Ocwen and Oaktree have agreed to enter into a securities purchase agreement (the Securities Purchase Agreement) and warrant agreement (Warrant Agreement) at closing of the MAV transaction to reflect these transactions. The Securities Purchase Agreement and the Warrant Agreement provide that the ownership of Oaktree and its affiliates in Ocwen’s common stock on an as-converted basis may not exceed 19.9% at any time without receipt of shareholder approval subject to applicable NYSE listing rules.
See Note 22 – Subsequent Events for information regarding the closing of the MAV transaction on May 3, 2021.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $40.4 million at March 31, 2021. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2021.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and state laws similar to the FDCPA. Ocwen has recently agreed to a settlement in principle of a putative class action, Morris v. PHH Mortgage Corp., filed in March 2020 in the United States District Court for the Southern District of Florida, alleging that PMC’s practice of charging a fee to borrowers who voluntarily choose to use certain optional expedited payment options violates the FDCPA and its state law analogs. Several similar putative class actions have been filed against PMC and Ocwen since July 2019. Following mediation, PMC agreed to the terms of a settlement agreement to resolve all claims in the Morris matter. A motion requesting preliminary approval of the settlement was filed on August 25, 2020. Several third parties, including a group of State Attorneys General, have filed papers opposing preliminary approval, and these third parties could ultimately file objections to the proposed settlement. Following the preliminary approval hearing, PMC and plaintiffs renegotiated portions of the settlement agreement to address several questions raised by the Court, and subsequently filed a renewed motion for preliminary approval. Ocwen expects final approval of the Morris settlement will resolve the claims of the substantial majority of the putative class members described in the other similar cases that Ocwen is defending. Ocwen cannot guarantee that the proposed settlement will receive final approval and in the absence of such approval, Ocwen cannot predict the eventual outcome of the Morris proceeding and similar putative class actions.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities in alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al., No. 1:08-cv-00759-DAD-BAM (E.D. Ca.). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2, 2007 and December 31, 2009. PHH has asserted numerous defenses to the merits of the case. On August 12, 2020, the Court granted, in part, Plaintiffs’ Motion for Partial Summary Judgment. The only issue remaining for trial is whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. A pre-trial conference was held on February 1, 2021. The Court declined to set a trial date due to COVID issues and strained judicial resources. Instead, the Court will resume the Pre-Trial Conference on May 24, 2021, to determine when a trial may be feasible. PHH accrued $2.5 million when the case was filed in 2008 and that amount is included in the $40.4 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition liquidity and results of operations could be materially and adversely affected.
The same plaintiffs who filed a TCPA class action against Ocwen subsequently filed a similar class action against trustees of RMBS trusts based on vicarious liability for Ocwen’s alleged non-compliance with the TCPA. Although they have yet to take any formal action, the trustees have indicated their intent to seek indemnification from Ocwen based on the vicarious liability claims. However, a recent Supreme Court decision significantly undercuts the predominant theory of liability under the TCPA, and should provide even greater defenses on which the Company can rely when defending existing lawsuits or any additional lawsuits that may be filed. Nevertheless, given the recency of this Supreme Court decision, and the lack of opportunity for lower courts to interpret and apply it, it remains difficult to predict the possible loss or range of loss, if any, above the amount accrued or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al.; 2:14-cv-02597-MCE-DB. Ocwen’s motion for summary judgment, filed in June 2019, was denied in May 2020; however, the court did rule that plaintiff’ recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. A jury trial was scheduled for August 30, 2021, however on April 12, 2021, the case was reassigned to a new district judge and we are anticipating the new judge will advise soon on any changes to the schedule. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
From time to time we are also subject to indemnification claims from contractual parties (i) on whose behalf we service or subservice loans, or did so in the past and (ii) to whom we sold loans or MSRs.
We are currently involved in a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC), which filed a complaint in the Supreme Court of the State of New York against PHH. See HSBC Bank USA, N.A. v. PHH Mortgage Corp.; (Supreme Court of the State of N.Y.; Index No. 655868/2020). HSBC’s claims relate to alleged breaches of agreements entered into under a prior subservicing arrangement. We believe we have strong factual and legal defenses to all of HSBC’s claims and are vigorously defending the action. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through litigation or otherwise. We are also currently involved in three lawsuits pending in the Supreme Court of the State of New York with a purchaser of MSRs, Mr. Cooper (formerly Nationstar Mortgage Holdings Inc.), who alleges breaches of representations and warranties made by PHH in the MSR sale agreements. The initial complaint filed in the first case was dismissed in its entirety, but Mr. Cooper has since appealed that ruling, filed an amended complaint in that case, and commenced the second and third litigation. We believe we have strong factual and legal defenses to Mr. Cooper’s claims and are vigorously defending ourselves. We have also received demands for indemnification for alleged breaches of representations and warranties from parties to whom we sold loans and we are currently a defendant in an adversary proceeding brought by a bankruptcy plan administrator seeking to enforce its right to contractual indemnification for the sale of allegedly defective mortgage loans.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of laws prohibiting unfair, deceptive or abusive acts or practices, as well as violations of other laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. In September 2019, the court issued a ruling on our motion to dismiss, granting it in part and denying it in part. The court granted our motion dismissing the entire complaint without prejudice because the court found that the CFPB engaged in impermissible “shotgun pleading,” holding that the CFPB must amend its complaint to specifically allege and distinguish the facts between all claims. The CFPB filed an amended complaint in October 2019, and we filed our answer and affirmative defenses in November 2019. Ocwen and the CFPB completed a summary judgment briefing on September 4, 2020. The parties participated in a mediation session on October 23, 2020,and held additional settlement discussions following the conclusion of the mediation session, however, the parties were unable to reach a resolution of the litigation.
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The court held that to the extent counts 1-9 concern servicing activity occurring after the expiration of the NMS consent judgment on February 26, 2017, res judicata is not a bar and therefore ordered the CFPB to submit a supplemental statement concerning its intent to pursue claims for servicing activity post-dating the expiration of the NMS Consent Judgment. As to the remaining count, the court denied the summary judgment motions of both parties, concluding that the summary judgment record revealed a genuine issue of fact. In a subsequently-filed position statement, the CFPB stated it would not be pursuing counts 1–9 for any conduct that took place after February 26, 2017, and on April 19, 2021, the CFPB filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB has filed a notice of appeal.
Our current accrual with respect to this matter is included in the $40.4 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
Our accrual with respect to the administrative and legal actions initiated in April 2017 is included in the $40.4 million litigation and regulatory matters accrual referenced above. We have also incurred, and will continue to incur costs to comply with the terms of the settlements we have entered into, including the costs of conducting an escrow review, Maryland organizational assessments and Massachusetts data integrity audits, and costs relating to the transition to Black Knight MSP. With respect to the escrow review, the third-party auditor has issued its final report and we have completed all required remediation measures required as part of that review. In addition, it is possible that legal or other actions could be taken against us with respect to such errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
Loan Put-Back and Related Contingencies
We have exposure to representation, warranty and indemnification obligations relating to our Originations business, including lending, sales and securitization activities, and relating to our servicing practices.
At March 31, 2021 and March 31, 2020, we had outstanding representation and warranty repurchase demands of $53.6 million UPB (275 loans) and $44.7 million UPB (277 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Three Months Ended March 31,
	2021	2020
Beginning balance (1)	$40,374	$50,838
Provision (reversal) for representation and warranty obligations	400	(768)
New production liability	1,273	170
Charge-offs and other (2)	(358)	(3,161)
Ending balance (1)	$41,689	$47,079
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2021.

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
Note 22 – Subsequent Events
On May 3, 2021, pursuant to the previously disclosed Transaction Agreement dated December 21, 2020 (see Note 20 — Commitments), we entered into a definitive agreement with special purpose entities owned by funds and accounts managed by Oaktree Capital Management, L.P. (collectively Oaktree) to operate an MSR investment joint venture, MSR Asset Vehicle LLC (MAV). Ocwen contributed MAV, which had total member’s equity of approximately $5 million on May 3, 2021, to an intermediate holding company held by Oaktree, MAV Canopy HoldCo I, LLC (MAV Canopy), and received 15% of MAV Canopy. We obtained all necessary approvals or non-objection confirmations from state regulators, Freddie Mac and Fannie Mae to close the MAV transaction. MAV is currently approved to purchase Freddie Mac MSRs throughout the continental United States, with the exception of one state. We expect to receive Fannie Mae’s approval to purchase Fannie Mae MSRs in the near future and continue working to finalize one remaining state regulatory approval.
In connection with closing, we issued Oaktree 426,705 shares of our common stock, representing 4.9% of our outstanding common stock, at a price per share of $23.15 for an aggregate purchase price of approximately $9.9 million, and 261,248 four-year warrants to purchase shares of our common stock at a price per share of $24.31 in consideration of the transaction.
The closing of the MAV transaction also satisfied the remaining closing condition to the issuance to Oaktree of the second tranche of the OFC Senior Secured Notes in an aggregate principal amount of $85.5 million. The net proceeds before expenses from the closing of the tranche of OFC Senior Secured Notes were approximately $75.0 million (after $10.5 million of OID) and are expected to be used to fund our investment in MAV, investments in MSRs and for general corporate purposes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts and unless otherwise indicated)

Effective February 10, 2021, the SEC issued Release No. 33-10890 adopting amendments to Regulation S-K to modernize, simplify and enhance certain financial disclosure requirements. This release amends, among other items, Item 303 of Regulation S-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A). While adoption is not required until fiscal years ending on or after August 9, 2021, we have elected to adopt the amended Item 303 of Regulation S-K commencing with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. As a result, we compare our quarterly results to the immediately preceding quarter instead of the corresponding quarter of the preceding year.. We believe it is helpful to compare our quarterly results to the immediately preceding quarter, because the mortgage industry and our business can be affected by a rapidly changing environment. In addition, we continuously transform our operations and internally measure our performance relative to the most recent period. Accordingly, we believe a comparison of our results of operations to the immediately preceding quarter provides a more relevant and meaningful analysis for investors to assess our performance than a comparison to the corresponding quarter of the preceding year. As required, we continue to compare our year-to-date results to the preceding year-to-date results.

OVERVIEW
General
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing approximately 1.1 million loans with a total UPB of $179.4 billion on behalf of more than 4,000 investors and 126 subservicing clients. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our recapture, retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, GSE Cash Window programs, bulk MSR purchase transactions, and subservicing agreements.
We operate a multi-channel, scalable origination platform that creates sustainable sources of replenishment and growth of our servicing portfolio, as detailed in the table below. We determine our target returns for each channel, however, the channel and delivery selection is generally our clients’ decision.
The table below summarizes the new volume of Originations by channel, in the current quarter, compared with the preceding quarter and the same quarter of the prior year. The new volume of Originations is a key driver of our net Originations segment revenue and expenses, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In the first quarter of 2021, our Originations volume remained mostly consistent with the prior quarter ($9.4 billion vs $10.0 billion) despite increased competition, including within the GSE Cash Window programs. We closed large bulk MSR acquisitions in the fourth quarter of 2020 that aggregated to $15.0 billion, In March 2021, we entered into non-binding letters of intent to acquire MSRs in bulk, representing approximately $54.0 billion of UPB, that we expect to close in the third quarter of 2021. In addition, in April 2021, we entered into an agreement to acquire MSR in bulk approximating $13.6 billion, that we expect to close in the second quarter of 2021.

$ in billions	UPB
	Quarter Ended March 31, 2021	Quarter Ended December 31, 2020	Quarter Ended March 31, 2020
Mortgage servicing originations
Recapture MSR (1)	$0.56	$0.43	$0.20
Correspondent MSR (1)	2.63	2.59	0.51
Flow and GSE Cash Window MSR purchases (3)	5.99	6.73	1.34
Reverse mortgage servicing (2)	0.26	0.27	0.23
Total servicing originations	9.44	10.01	2.28
Bulk MSR purchases (3)	—	15.02	1.54
Total servicing additions	9.44	25.04	3.82
Subservicing additions (4)	4.09	5.08	3.14
Total servicing and subservicing UPB additions (2)	$13.53	$30.11	$6.96
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

The following table summarizes the average volume of our Servicing segment during the current quarter, compared with the preceding quarter and the same quarter of the prior year. The volume of Servicing is a key driver of our net Servicing revenue and expenses. In the first quarter of 2021, we have increased our owned MSR portfolio and maintained our subservicing volume despite significant MSR runoff due to historical refinancing activities by borrowers. In addition to runoff, the NRZ portfolio declined as a result of the termination by NRZ of the PMC servicing agreement resulting in the deboarding of loans with $34.2 billion of UPB in September and October 2020.

$ in billions	Average UPB
	Quarter Ended March 31, 2021	Quarter Ended December 31, 2020	Quarter Ended March 31, 2020
Owned MSR	$90.4	76.6	$67.5
NRZ	65.8	72.3	118.1
Subservicing	22.7	23.0	16.8
Reverse mortgage loans	6.7	6.7	5.5
Commercial and other servicing	0.7	0.7	1.0
Total	$186.3	$179.4	$208.9
Financial Highlights
Results of operations for the first quarter of 2021
•Net income of $9 million, or $0.98 per share basic and $0.96 per share diluted
•Servicing fee revenue of $172 million
•Originations gain on sale of $38 million
Financial condition at the end of the first quarter of 2021
•Stockholders’ equity of $440 million, or $50.57 book value per common share
•MSR investment of $1.4 billion
•Liquidity position of $259 million
•Total assets of $10.77 billion
•Corporate refinancing in March 2021, with $400 million PMC senior secured notes maturing 2026, $199.5 million OFC senior secured notes maturing 2027 and warrants issued to Oaktree. Prepayment of $185 million SSTL and $313 million senior notes maturing 2021/2022.
Business Initiatives
In 2021, we have established five key operating objectives to drive improved value for shareholders, as our near-term priority remains to return to sustainable profitability. Our objectives are focused on:
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
COVID-19 Pandemic Update
In March 2020, the Coronavirus Disease 2019 (COVID-19) was categorized as a pandemic by the WHO and declared a national emergency in the U.S. The pandemic has adversely affected economic conditions since March 2020, with high levels of unemployment, and prompted unprecedented government measures to contain the pandemic and to support individuals and companies. Our financial performance in 2020 was affected by the pandemic, mostly due to large losses on MSRs and lower revenue in our Servicing business, partially offset by the growth and profitability of our Originations business. Furthermore, the CARES Act allowed us to recognize income tax benefits in 2020 mostly due to the carryback of a portion of our prior net operating losses.

During the first quarter of 2021, our businesses continued to be impacted by the COVID-19 pandemic, with the Servicing business negatively affected by the loans placed under forbearance and the moratorium on foreclosures, and by elevated prepayments of our servicing portfolio. Conversely, our Originations business has continued to benefit from high refinance activities during the first quarter of 2021, despite higher competition and lower margins. As of March 31, 2021, we managed 76,100 loans under forbearance, 21,300 of which related to our owned MSRs (excluding NRZ), or 7.2% of our total portfolio and 4.2% of our owned MSR servicing portfolio (excluding NRZ), respectively. The number of loans under forbearance remained at an elevated level, as illustrated by the below chart of forbearance plans by investor during COVID-19 for our owned MSR portfolio (excluding NRZ).

We continue to operate through a secure remote workforce model for approximately 98% of our global workforce and continue to adhere to COVID-19 health and safety-related requirements and best practices across all of our locations. We monitor the impact of the pandemic on our workforce and established business contingency plans in regions where the pandemic may surge or re-surge, such as in India and in the Philippines. At March 31, 2021, we had approximately 4,900 employees, of which approximately 3,000 were located in India and approximately 400 were based in the Philippines. Due to the rising incidence of COVID-19 illness in these areas, we could face a reduction in employee availability which could impact our operations generally and loan servicing operations especially. While we have contingency and continuity plans in place, we cannot guarantee that our operations will not be negatively impacted. To date, our operations have not been significantly affected, but we have incurred additional operating expenses to adjust to the COVID-19 environment, including additional compensation, technology equipment and legal consulting fees among others.
Uncertainties related to the duration and severity of the pandemic and related economic downturn remain and make it difficult for us to determine the continued ongoing impact the pandemic may have on us and our business, financial condition, liquidity or results of operations.
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations Summary	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020
Revenue
Servicing and subservicing fees	$171.7	$168.9	2%	$211.5	(19)%
Reverse mortgage revenue, net	21.8	9.7	126	22.8	(4)%
Gain on loans held for sale, net	5.7	44.5	(87)	13.3	(57)
Other revenue, net	8.3	8.0	4	6.2	33
Total revenue	207.6	231.0	(10)	253.8	(18)

MSR valuation adjustments, net	21.2	(20.6)	(203)	(174.1)	(112)

Operating expenses
Compensation and benefits	68.3	69.9	(2)	60.7	12
Servicing and origination	27.5	16.7	64	20.3	36
Professional services	17.3	29.1	(40)	25.6	(32)
Technology and communications	13.1	12.4	6	15.2	(13)
Occupancy and equipment	8.9	9.8	(10)	12.0	(26)
Other expenses	4.6	6.2	(27)	3.4	33
Total operating expenses	139.6	144.2	(3)	137.2	2

Other income (expense)
Interest income	3.9	3.2	22	5.4	(27)
Interest expense	(28.5)	(25.8)	10	(30.0)	(5)
Pledged MSR liability expense, net	(37.9)	(46.7)	(19)	(6.6)	474
Loss on extinguishment of debt	(15.5)	—	n/m	—	n/m
Other, net	0.3	2.1	(86)	1.3	(78)
Total other expense, net	(77.5)	(67.1)	16	(29.9)	160

Income (loss) before income taxes	11.6	(0.8)	n/m	(87.3)	(113)
Income tax (benefit) expense	3.1	6.4	(52)	(61.9)	(105)
Net income (loss)	$8.5	$(7.2)	(218)	$(25.5)	(134)

Segment income (loss) before income taxes
Servicing	$13.5	$(1.5)	(999)%	$(54.4)	(125)%
Originations	36.5	33.0	11	(1.8)	n/m
Corporate Items and Other	(38.4)	(32.3)	19	(31.1)	23
	$11.6	$(0.8)	n/m	$(87.3)	(113)%
n/m: not meaningful

Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020
Servicing	$175.4	$165.6	6%	$229.5	(24)%
Originations	66.3	54.5	22	21.7	206%
Corporate	1.3	1.3	(4)	2.6	(51)
Total segment revenue	243.0	221.5	10	253.8	(4)
Inter-segment elimination (1)	(35.4)	9.5	(471)	—	n/m
Total revenue	$207.6	231.0	(10)	$253.8	(18)
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (gain on loans held for sale) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net.
Total segment revenue was $243.0 million for the first quarter of 2021, $21.5 million or 10% higher than the fourth quarter of 2020, driven by a $9.8 million revenue increase from Servicing and a $11.8 million revenue increase from Originations. The Servicing revenue increase is mostly due to the net growth of our owned MSR portfolio, including the large MSR bulk acquisitions in December 2020. The increase in Originations revenue is mostly due to higher gains on sale from our Recapture channel with increased production volumes.
Total revenue (after elimination of inter-segment derivative fair value changes) was $207.6 million for the first quarter of 2021, $23.4 million or 10% lower than the fourth quarter of 2020, mostly due to the presentation of macro-hedging derivative gains and losses reported within MSR valuation adjustments, net at the consolidated level, as disclosed in Note 4 – Loans Held for Sale, Note 14 – Derivative Financial Instruments and Hedging Activities and Note 18 – Business Segment Reporting. The below table presents the individual financial statement line item impacted by the inter-segment derivative allocation:

	Servicing	Originations	Inter-segment Elimination	Business Segments Consolidated
Three Months Ended March 31, 2021
Gain on loans held for sale, net	$3.5	37.6	(35.4)	$5.7
MSR valuation adjustments, net	(22.7)	8.5	35.4	21.2
Three Months Ended December 31, 2020
Gain on loans held for sale, net	3.9	31.0	9.5	44.5
MSR valuation adjustments, net	$(26.4)	15.4	(9.5)	$(20.6)
As compared to the first quarter of 2020, total revenue for the first quarter of 2021 was $46.2 million or 18% lower, mostly due to $54.1 million, or 24% decline in Servicing revenue. We collected $39.3 million lower servicing fees on behalf of NRZ, as a result of portfolio run-off and the derecognition of the MSRs in connection with the termination of the PMC agreement by NRZ in February 2020 with the transfer of $34.2 billion UPB of loans completed in October 2020. The decline in servicing fees collected on behalf of NRZ is partially offset by a $33.9 million decline in servicing fees remitted to NRZ that are separately reported as Pledged MSR liability expense (Other expense), with a $5.3 million net decline in the NRZ servicing fee retained. Originations revenue in the first quarter of 2021 were $44.6 million or 206% higher than the fourth quarter of 2020, due to the significant volume increases in our Originations channels including Recapture, fueled by borrower refinance activities. The $7.6 million, or 57%, decrease in gain on loans held for sale is mostly due to the presentation of $35.4 million derivative gains reported in the first quarter of 2021 within MSR valuation adjustments, net, that were economically hedging the gains on loans held for sale.
See the respective Segment Results of Operations for additional information.
MSR Valuation Adjustments, Net
We reported a $21.2 million gain in MSR valuation adjustments, net for the first quarter of 2021, resulting in a $41.8 million favorable change in fair value as compared to the fourth quarter of 2020. The $21.2 million gain recognized in the first quarter of 2021 comprised a $22.7 million loss in Servicing, a $8.5 million gain on MSR purchases and a $35.4 million inter-segment derivative gain reported in gain on loans held for sale. The $22.7 million net loss in Servicing is due to the $49.1 million MSR portfolio runoff, and the effect of the rise of interest rates, increasing the fair value of the MSR portfolio by $75.5 million, partially offset by $49.1 million MSR hedging losses. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with prepayments.
In the first quarter of 2020, we reported a $174.1 million loss in MSR valuation adjustments, net, mostly due to the COVID-19 distressed conditions as of March 31, 2020. The total loss included a $161.3 million fair value loss on the MSR portfolio due to the decline in interest rates, partially offset by $35.3 million favorable fair value gain from our MSR hedging strategy, and a $48.1 million portfolio runoff. The loss on the NRZ pledged MSRs was offset by a $56.9 million gain recorded as MSR pledged liability expense.
See Segment Results of Operations - Servicing and Originations for additional information.
Compensation and Benefits
Compensation and benefits expense for the first quarter of 2021 decreased $1.6 million, or 2%, as compared to the fourth quarter of 2020. Incentive compensation declined $3.5 million, mostly due to the annual adjustment of incentives recorded in the fourth quarter of 2020. Originations segment compensation and benefits increased by $1.5 million, mostly due to additional headcount to support higher loan production levels. The total Ocwen headcount declined by 3% from the fourth quarter of 2020 to the first quarter of 2021, driven by the reduction in Servicing headcount, that reflects the scaling down of our platform to the loans being serviced. Overall, our offshore-to-total headcount ratio decreased from 71% in the fourth quarter of 2020 to 69% in the first quarter of 2021.
As compared to the first quarter of 2020, compensation and benefits expense for the first quarter of 2021 increased $7.6 million, or 12%, Originations segment compensation and benefits expense increased by $9.0 million, mostly due to additional commissions and salaries driven by additional headcount to support higher loan production levels. Servicing segment compensation and benefits expense decreased by $2.3 million, mostly driven by a decrease in average headcount, that was largely due to the scaling down of our workforce to our volumes and our cost re-engineering initiatives. Our average headcount declined by 8%, and overall, our offshore-to-total headcount ratio decreased from 72% in the first quarter of 2020 to 69% in the first quarter of 2021.
Servicing and Origination Expense
Servicing and origination expense for the first quarter of 2021 increased $10.8 million, or 64%, as compared to the fourth quarter of 2020 as Servicing expenses increased $10.6 million. The increase was largely due to favorable servicing reserve provisions of $10.2 million recorded during the fourth quarter of 2020 associated with recoveries in excess of the allowance, and recoveries of previously recognized expenses in connection with a settlement from a mortgage insurer. In addition, while servicing expense increased by $1.0 million due to higher satisfaction and interest of payoff expenses attributable to higher payoffs, other loan related expenses (e.g., credit report expenses) decreased in line with the lower serviced volume in the first quarter of 2021.
Servicing and origination expense for the first quarter of 2021 increased $7.2 million, or 36%, as compared to the first quarter of 2020, primarily due to a $6.1 million increase in Servicing expenses largely as a result of a $2.2 million increase in satisfaction and interest payoff expenses attributable to higher payoffs, a $2.1 million increase in provisions for non-recoverable servicing advances and receivables, and a $2.0 million increase in other servicer-related expenses driven by the favorable release of a legal accrual in the first quarter of 2020.
See Segment Results of Operations - Servicing for additional information.
Other Operating Expenses
Professional services expense for the first quarter of 2021 decreased $11.7 million, or 40%, as compared to the fourth quarter of 2020, primarily due to a $7.0 million decline in legal expenses and $4.1 million decline in other professional services. During the fourth quarter of 2020, we recorded a $13.1 million increase in our accrual related to the CFPB matter and recognized the recovery of $8.5 million prior expenses in connection with a settlement from a mortgage insurer. Nonrecurring costs recorded in the fourth quarter of 2020, including costs related to 2020 reengineering activities, resulted in lower other professional services expenses in the first quarter of 2021.
Professional services expense for the first quarter of 2021 decreased $8.3 million, or 32%, as compared to the first quarter of 2020, primarily due to a $7.7 million decline in legal expenses largely due to $6.6 million recorded in the first quarter of 2020 related to the CFPB matter.
Occupancy and equipment expense for the first quarter of 2021 decreased $1.0 million, or 10%, as compared to the fourth quarter of 2020 primarily due to a $0.8 million decline in depreciation expense, in part due to accelerated amortization in the fourth quarter of 2020 resulting from our early exit from one of our leased facilities.

Occupancy and equipment expense for the first quarter of 2021 decreased $3.1 million, or 26%, as compared to the first quarter of 2020. Depreciation expense decreased $0.6 million compared to the first quarter of 2020, largely due to our cost reduction efforts in 2020 which included closing and consolidating certain facilities. Postage and mailing expenses decreased $1.5 million compared to the first quarter of 2020, largely due to a decline in letter volume attributed to COVID-19 during first quarter of 2021.
Technology and communication expense for the first quarter of 2021 decreased $2.1 million, or 13%, as compared to the first quarter of 2020. Maintenance expense decreased $1.1 million compared to first quarter of 2020, largely driven by the effects of implementing cost-saving enhancements in the second quarter of 2020. Telephone expense declined $1.2 million as compared to the first quarter of 2020, largely driven by our transition to a more cost-effective alternative telephone system.
Other Income (Loss)
Pledged MSR liability expense for the first quarter of 2021 decreased $8.8 million, as compared to the fourth quarter of 2020, largely due to a $4.8 million favorable fair value adjustment and a $3.9 million decline in servicing fee remittance due to runoff of the portfolio.
Pledged MSR liability expense for the first quarter of 2021 increased $31.3 million as compared to the first quarter of 2020, primarily due to a $40.8 million unfavorable fair value change. Also, the lump-sum cash payments received from NRZ in 2017 and 2018 were fully amortized as of the end of the second quarter of 2020 ($24.2 million in the first quarter of 2020). These increases were partially offset by a $33.9 million decline in servicing fee remittance. The decline in net servicing fee remittance to NRZ was driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020.
See Segment Results of Operations - Servicing for additional information.
Loss on debt extinguishment of $15.5 million recognized in the first quarter of 2021 resulted from our early repayment of the SSTL due May 2022, PHH 6.375% senior unsecured notes due August 2021, and PMC 8.375% senior secured notes due November 2022. The loss includes the write-off of unamortized debt issuance costs and discount, as well as contractual prepayment premiums totaling $9.8 million on the SSTL and PMC 8.375% senior secured notes.
Income Tax Benefit (Expense)
The $3.3 million decrease in income tax expense for the first quarter of 2021, compared with the fourth quarter of 2020, was primarily due to a decrease in the projected income tax benefit related to the CARES Act that we recognized in the fourth quarter of 2020. This expense recognized in the fourth quarter of 2020 was offset in part by the accrual of projected taxes due of $3.1 million on first quarter of 2021 earnings.
Our overall effective tax rates for the first quarter of 2021 and fourth quarter of 2020 were 26.6% and (792.8)%, respectively. As disclosed above, during the fourth quarter of 2020 we recognized $6.4 million of income tax expense related to a reduction in the projected benefits under the CARES Act on a $0.8 million pre-tax loss, resulting in the large negative tax rate of (792.8)%. During the first quarter of 2021, we recognized $3.1 million of tax expense on $11.6 million of pre-tax income resulting in an effective tax rate of 26.6%. Our U.S., as well as our foreign operations that are compensated on a cost-plus basis under our transfer pricing agreements for the services they provide, all recognized pre-tax income in the first quarter of 2021 and are projected to be subject to tax on a full-year basis.
The $65.0 million change in income tax expense for the first quarter of 2021, compared with the first quarter of 2020, is primarily due to $64.8 million of estimated income tax benefit recognized under the CARES Act during the three months ended March 31, 2020 as a result of modification of the tax rules to allow the carryback of NOLs arising in 2018, 2019 and 2020 tax years to the five prior tax years and the increase to the business interest expense limitation under IRC Section 163(j). In 2020, we collected $51.4 million, which represents the tax refund associated with the NOLs generated in 2018 carried back to prior tax years, and recognized a $24.0 million receivable which represents the tax refund associated with the NOLs generated in 2019. We collected this $24.0 million tax refund receivable from the U.S. Internal Revenue Service in January 2021. See Note 16 – Income Taxes for additional information.
Our overall effective tax rates for the first quarter of 2021 and 2020 were 26.6% and 70.8%, respectively. During the first quarter of 2020, the income tax benefit recorded was driven by the $64.8 million of estimated income tax benefit recognized under the CARES Act as noted above. The estimated benefit recorded related solely to prior period losses with no relationship to operating results of that period, which in turn resulted in the high effective tax rate of 70.8% for first quarter of 2020.

Financial Condition Summary	March 31, 2021	December 31, 2020	$ Change	% Change
Cash	$259.1	$284.8	$(25.7)	(9)%
Restricted cash	77.3	72.5	4.8	7
MSRs, at fair value	1,400.2	1,294.8	105.4	8
Advances, net	786.7	828.2	(41.5)	(5)
Loans held for sale	517.8	387.8	130.0	34
Loans held for investment, at fair value	7,053.2	7,006.9	46.3	1
Receivables	178.2	187.7	(9.5)	(5)
Other assets	499.2	588.4	(89.2)	(15)
Total assets	$10,771.8	$10,651.1	$120.7	1%

Total Assets by Segment
Servicing	$9,869.7	$9,847.6	$22.1	—%
Originations	525.6	379.2	146.4	39
Corporate Items and Other	376.5	424.3	(47.8)	(11)
	$10,771.8	$10,651.1	$120.7	1%

HMBS-related borrowings, at fair value	$6,778.2	$6,772.7	$5.5	—%
Advance match funded liabilities	550.4	581.3	(30.9)	(5)
Other financing liabilities, at fair value	559.2	576.7	(17.5)	(3)
Other secured borrowings, net	1,066.0	1,069.2	(3.2)	—
Senior notes, net	542.9	311.9	231.0	74
Other liabilities	835.0	924.0	(89.0)	(10)
Total liabilities	10,331.8	10,235.8	96.0	1%

Total stockholders’ equity	440.0	415.4	24.6	6

Total liabilities and equity	$10,771.8	$10,651.2	$120.6	1%

Total Liabilities by Segment
Servicing	$9,161.1	$9,163.5	$(2.4)	—%
Originations	480.0	428.5	51.5	12
Corporate Items and Other	690.7	643.7	47.0	7
	$10,331.8	$10,235.8	$96.0	1%

Book value per share	$50.57	$47.81	$2.76	6%
Total assets increased $120.7 million between December 31, 2020 and March 31, 2021, mostly due to the $130.0 million increase in our loans held for sale portfolio - driven by higher production volumes - and a $105.4 million or 8% increase in the MSR portfolio - driven by MSR valuation gain and new capitalized MSR. Loans held for investment increased by $46.3 million mostly due to the continued growth of our reverse mortgage business. Servicing advances declined $41.5 million mostly due to heightened payoff activity. The $89.2 million decrease in other assets is mostly attributable to the decrease in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total liabilities decreased by $96.0 million as compared to December 31, 2020, with similar effects as described above. Our senior notes increased $231.0 million due to the refinancing transactions completed on March 4, 2021. On that date, we issued $556.4 million of new senior notes, net of discount, and repaid in full $313.1 million of existing notes. The decrease in other secured borrowings due to the $185.0 million repayment of the SSTL on March 4, 2021 was largely offset by an increase in borrowings under our warehouse lines. Advance match funded liabilities decreased $30.9 million consistent with the decline in servicing advances. Further, the $89.0 million decrease in other liabilities is mostly attributable to the decrease in the Ginnie Mae contingent repurchase rights of loans under forbearance.

Total equity increased $24.6 million due to net income of $8.5 million for the first quarter of 2021 and the issuance of common stock warrants on March 4, 2021.
Outlook
The following discussion provides outlook information for certain key drivers of our financial performance. Also refer to the Segment results of operations section for further detail and the description of our business initiatives.
Servicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to replenish and grow our servicing portfolio through our multi-channel Originations platform, with additional bulk acquisitions and the expected launch of MAV in the second quarter of 2021. We recently signed letters of intent (non-binding) and entered into an agreement to purchase bulk MSRs representing a total $68 billion of UPB. The expected volume increase is also intended to exceed the portfolio serviced on behalf of NRZ that may end in July 2022. Ancillary income has been adversely impacted by COVID-19 and the low rate environment, which may persist throughout 2021.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive, with recapture generating relatively higher margins than correspondent. While we intend to increase our recapture rate by expanding our channel operating capacity, the volume of refinance activity by borrowers is expected to decline with relatively higher interest rates. Intense competition is expected in the correspondent channel or through GSE Cash Window and co-issue programs for the remainder of 2021 imposing a trade-off between volumes and margins.
Reverse mortgage revenue, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to grow our volumes at similar margins in each channel, however the channel mix may vary. With a relatively stable UPB, reverse mortgage servicing revenue is expected to generate a stable return on the portfolio, absent any significant change in interest rates.
Operating expenses - Compensation and benefits is a significant component of our cost-to-service and cost-per-loan, and is directly correlated to headcount levels. We have recently scaled down our Servicing workforce to adjust for portfolio termination and attempt to maintain the relative income contribution of our Servicing business. The COVID-19 environment required us to maintain additional resources to support borrowers, for example through the offering and management of forbearance plans, or as the eviction and foreclosure moratorium was postponed several times, As servicing volume is expected to increase (see above), we expect an increase in our workforce, some of which may be in anticipation of the expected loan transfers. We expect we will continue to increase our Originations workforce for the remainder of 2021 to accompany the growth of the channels. Other operating expenses are expected to favorably correlate with volumes, as productivity and efficiencies are expected with our technology and continuous improvement initiatives.
Stockholders’ equity - With the above considerations, we expect our businesses to generate net income and increase our equity for the remainder of 2021. We expect additional capital from Oaktree with the issuance of shares and warrants upon closing of the MAV transaction.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay/collection fees. In addition, we earn performance or incentive fees depending on operational and other metrics exceeding certain service level agreement targets. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per-loan fees typically vary based on type of investor and on delinquency status. As of March 31, 2021, we serviced approximately 1.1 million mortgage loans with an aggregate UPB of $179.4 billion. The average UPB of loans serviced during the first quarter of 2021 increased by 4% or $6.9 billion compared to the fourth quarter of 2020, mostly due to our replenishment and growth strategy that resulted in newly originated and purchased MSRs exceeding high levels of portfolio runoff. Compared to the first quarter of 2020, the average UPB of loans serviced during the first quarter of

2021 decreased by 11% or $22.6 billion mostly due to the heightened portfolio runoff due to low rate environment and the termination of the PMC MSR Agreements by NRZ with the transfer of $34.2 billion UPB of loans completed in October 2020.
NRZ is our largest subservicing client, accounting for 36% and 45%, respectively, of the UPB and loan count in our servicing portfolio as of March 31, 2021. NRZ servicing fees retained by Ocwen represented approximately 21% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ and excluding ancillary income, for the first quarter of 2021, and 22% for the fourth quarter of 2020. This compares to 24% for the first quarter of 2020. NRZ’s portfolio represents approximately 64% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. However, consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
Our MSR portfolio is carried at fair value, with changes in fair value recorded in MSR valuation adjustments, net. The value of our MSRs is typically correlated to changes in interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 15 years, exhibiting little response to movements in market interest rates. Valuation is also impacted by loan delinquency rates whereby as delinquency rates rise, the value of the servicing portfolio declines. The MSR portfolio is an investment that decreases in value over time, through portfolio runoff, as we realize its cash flows and yield. MSR portfolio runoff is an expense to our Servicing segment as a fair value loss, and represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with prepayments.
For those MSR sale transactions with NRZ that do not achieve sale accounting treatment, we present on a gross basis the pledged MSR as an asset at fair value and the corresponding liability amount pledged MSR liability on our balance sheet. The changes in fair value of the pledged MSR are reflected as MSR valuation adjustments, net and the corresponding changes in fair value of the pledged MSR liability are reported within Pledged MSR liability expense, without any net earnings impact. In addition, the total servicing fees collected on behalf of NRZ are reported within Servicing and subservicing fees, and the servicing fees remitted to NRZ are presented within Pledged MSR liability expense.
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
Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $162.8 million at March 31, 2021, of which $128.5 million were attributable to NRZ agreements.
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
The following table summarizes our key servicer ratings:

PHH Mortgage Corporation (PMC)
	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3	Average	RPS3
Residential Special Servicer	SQ3	Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3	Average	RMS3
Ratings Outlook	N/A	Stable	Stable

Date of last action	August 29, 2019	December 27, 2019	April 28, 2021
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” On March 24, 2020, Fitch placed all U.S RMBS servicer ratings on Negative outlook resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, OFC.

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020
Revenue
Servicing and subservicing fees
Residential	$168.7	$165.0	2	$210.7	(20)
Commercial	0.7	1.0	(30)	0.7	—
	169.4	166.0	2	211.5	(20)
Gain on loans held for sale, net	3.5	3.9	(10)	0.2	n/m
Reverse mortgage revenue, net	2.0	(5.3)	(138)	16.7	(88)
Other revenue, net	0.5	0.9	(44)	1.2	(58)
Total revenue	175.4	165.6	6	229.5	(24)

MSR valuation adjustments, net	(22.7)	(26.4)	(14)	(174.4)	(87)

Operating expenses
Compensation and benefits	25.1	27.9	(10)	27.2	(8)
Servicing and origination	24.5	13.8	78	18.4	33
Occupancy and equipment	6.5	6.8	(4)	9.1	(29)
Professional services	7.1	8.3	(14)	5.1	39
Technology and communications	5.7	5.2	10	7.3	(22)
Corporate overhead allocations	12.2	12.7	(4)	17.8	(31)
Other expenses	1.6	1.6	—	(0.4)	(500)
Total operating expenses	82.8	76.4	8	84.5	(2)

Other income (expense)
Interest income	1.3	0.7	86	2.5	(48)
Interest expense (1)	(20.3)	(20.9)	(3)	(24.6)	(17)
Pledged MSR liability expense	(37.9)	(46.7)	(19)	(6.6)	474
Other, net	0.5	2.5	(80)	3.7	(86)
Total other expense, net	(56.5)	(64.4)	(12)	(25.0)	126

Income (loss) before income taxes	$13.5	$(1.5)	n/m	$(54.4)	(125)%
n/m: not meaningful
(1) Beginning in the third quarter of 2020, we began allocating interest expense on the corporate debt used to fund servicing advances and other servicing assets from Corporate Items and Other to Servicing. The interest expense related to the corporate debt has been allocated from Corporate Items and Other to the Servicing segment for prior periods to conform to the current period presentation. See Note 18 – Business Segment Reporting.

The following tables provide selected operating statistics:

	March 31,	December 31,	% Change	March 31,	% Change
	2021	2020		2020
Residential Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$169.7	$177.6	(4)%	$196.1	(13)%
Non-performing loans	8.8	10.3	(15)	10.6	(17)
Non-performing real estate	0.9	0.9	—	2.1	(57)
Total	179.4	188.8	(5)	208.8	(14)%

Conventional loans (2)	$75.6	$77.0	(2)%	$92.8	(19)%
Government-insured loans	29.4	34.8	(16)	31.6	(7)
Non-Agency loans	74.3	77.0	(4)	84.3	(12)
Total	$179.4	$188.8	(5)%	$208.8	(14)%

Servicing portfolio (5)	$98.7	$97.4	1%	$77.2	28%
Subservicing portfolio	16.3	24.3	(33)	17.7	(8)
NRZ (3) (6)	64.3	67.1	(4)	113.9	(44)
Total	$179.4	$188.8	(5)%	$208.8	(14)

Prepayment speed (CPR) (4):
3-month % Voluntary CPR	21.7%	18.30%	19%	10.5%	107%
3-month % Involuntary CPR	0.8%	1.50%	(47)	1.2	(33)
Total 3-month % CPR	25.2%	22.80%	11	15.3%	65

Number (in 000’s):
Performing loans (2)	1,011.1	1,048.7	(4)%	1,326.6	(24)%
Non-performing loans	45.5	52.2	(13)	55.9	(19)
Non-performing real estate	6.7	6.7	—	13.8	(51)
Total	1,063.2	1,107.6	(4)%	1,396.3	(24)%

Conventional loans (1)	344.3	349.6	(2)%	593.2	(42)%
Government-insured loans	180.2	201.9	(11)	193.7	(7)
Non-Agency loans	538.6	556.1	(3)	609.4	(12)
Total	1,063.2	1,107.6	(4)%	1,396.3	(24)%

Servicing portfolio	513.0	511.6	—%	474.9	8%
Subservicing portfolio	67.5	96.3	(30)	79.3	(15)
NRZ (4)	482.7	499.6	(3)	842.2	(43)
Total	1,063.2	1,107.6	(4)%	1,396.3	(24)

Number of completed modifications (in 000’s)	4.8	5.8	(17)%	8.3	(42)%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 85,479 and 89,458 prime loans with a UPB of $15.3 billion and $16.1 billion at March 31, 2021 and December 31, 2020, respectively, that we service or subservice. This compares to 107,352 prime loans with a UPB of $19.6 billion at March 31, 2020. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Loans serviced or subserviced pursuant to our agreements with NRZ.
(4)Average CPR includes voluntary and involuntary prepayments and scheduled principal amortization (not reflected in the above table).
(5)Includes $6.7 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at March 31, 2021.
(6)Includes $2.5 billion UPB of subserviced loans at March 31, 2021.

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	March 31,	December 31,	% Change	March 31,	% Change
	2021	2020		2020
Reverse Mortgage Loans at December 31
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$6,326.1	$6,299.6	—%	$5,864.2	7%
Active Buyouts (2)	27.0	28.4	(5)	15.0	89
Inactive Buyouts (2)	75.9	64.2	18	35.6	80
Total	$6,429.0	$6,392.3	1	$5,914.7	8

Inactive buyouts % to total	1.18%	1.00%	18	0.60%	67

Future draw commitments (UPB) in millions:	2,052.6	2,044.4	—	1,574.6	30

Fair value in millions:
Loans held for investment (1)	$6,874.9	$6,872.3	—	$6,438.8	7
HMBS related borrowings	6,778.2	6,772.7	—	6,323.1	7
Net asset value	$96.7	$99.5	(3)	$115.7	(14)
(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.
The following table provides selected operating statistics related to advances for our Servicing segment:

	March 31, 2021				December 31, 2020
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$2	$27	$5	$35	$4	$30	$5	$38
Government-insured	1	49	27	76	1	55	28	84
Non-Agency	255	272	149	676	272	279	155	705
Total, net	$258	$349	$180	$787	$277	$365	$187	$828

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB ($ in billions)		Count (000’s)
	2021	2020	2021	2020
Portfolio at January 1	$188.8	$212.4	1,107.6	1,419.9
Additions (1)	13.5	6.9	49.4	28.8
Sales	—	(0.1)	(0.1)	(0.7)
Servicing transfers (2)	(10.9)	(2.2)	(42.5)	(8.5)
Runoff	(12.1)	(8.2)	(51.2)	(43.2)
Portfolio at March 31	$179.4	$208.8	1,063.2	1,396.3
(1)Additions include purchased MSRs on portfolios consisting of 5,971 loans with a UPB of $1.6 billion that have not yet transferred to the Black Knight MSP servicing system as of March 31, 2021. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis until the servicing transfer date.

(2)     Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.

Servicing and Subservicing Fees

	Three Months Ended			Three Months Ended March 31, 2020
	March 31,	December 31,	% Change		% Change
	2021	2020
Loan servicing and subservicing fees:
Servicing	$63.9	$55.1	16%	$55.4	15%
Subservicing	3.5	2.7	30	5.2	(33)
NRZ	80.4	84.6	(5)	119.7	(33)
Servicing and subservicing fees	147.8	142.4	4	180.3	(18)
Ancillary income	21.6	23.6	(8)	31.2	(31)
	$169.4	$166.0	2	$211.5	(20)%
We reported $169.4 million total servicing and subservicing fees in the first quarter of 2021, a $3.3 million, or 2% increase as compared to the fourth quarter of 2020. Our fee income increase is primarily due to an $8.8 million, or 16% increase in servicing fees on our owned MSR driven by a 16% increase in our average UPB serviced. Partially offsetting this increase, fees collected on behalf of NRZ declined by $4.2 million due to a 9% decline in average UPB. These changes reflect our strategy to grow our owned MSR and subservicing portfolios while reducing our concentration on the NRZ portfolio.
The $42.1 million, or 20% decline in total servicing and subservicing fees in the first quarter of 2021 as compared to the first quarter of 2020 is primarily driven by three main factors: the reduction in fees collected on behalf of NRZ, the reduction in ancillary income, mostly due to the COVID-19 environment and lower interest rates, and the partially offsetting increase in our owned MSR servicing fee income. The $8.5 million, or 15% increase in servicing fees on our owned MSR as compared to the first quarter of 2020 is due to a 32% increase our average volume serviced.
The following table below presents the respective drivers of residential loan servicing (owned MSR) and subservicing fees.

	Three Months Ended			Three Months Ended March 31, 2020
	March 31,	December 31,	% Change		% Change
	2021	2020
Servicing and subservicing fee
Servicing fee	$63.9	$55.1	16%	$55.4	15%
Average servicing fee (% of UPB)	0.26	0.26	—%	0.30	(13)%

Subservicing fee (1)	$3.5	$2.7	30	$5.2	(33)
Average monthly fee per loan (in dollars)	$13	$10	30	$8	63

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio	$97.8	$84.0	16%	$74.0	32%
Subservicing portfolio	22.7	23.0	(1)	16.8	35
NRZ	65.8	72.3	(9)	118.1	(44)
Total	$186.3	$179.4	4%	$208.9	(11)%
Average number (in 000’s):
Servicing portfolio	510.8	474.7	8%	451.8	13%
Subservicing portfolio	90.3	91.7	(2)	226.5	(60)
NRZ	491.5	541.2	(9)	721.8	(32)
	1,092.6	1,107.6	(1)%	1,400.1	(22)%

The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the NRZ agreements, together with the previously recognized amortization gain of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements (through the first quarter of 2020 only):

NRZ servicing and subservicing fees	Three Months Ended		Three Months Ended March 31, 2020
	March 31, 2021	December 31, 2020
Servicing fees collected on behalf of NRZ	$80.4	$84.6	$119.7
Servicing fees remitted to NRZ (1)	(56.4)	(60.3)	(90.4)
Retained subservicing fees on NRZ agreements (2)	$24.0	$24.3	$29.3
Amortization gain of lump-sum cash payments received (including fair value change) (1)(3)	—	—	24.2
Total retained subservicing fees and amortization gain of lump-sum cash payments (including fair value change)	$24.0	$24.3	$53.5

Average NRZ UPB ($ in billions) (4)	$65.8	$72.3	$101.1
Average annualized retained subservicing fees as a % of NRZ UPB (excluding amortization gain of lump-sum cash payments)	0.15%	0.13%	0.12%
(1)Reported within Pledged MSR liability expense. The NRZ servicing fee includes the total servicing fees collected on behalf of NRZ relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fee collected and remitted on a gross basis, with the servicing fee remitted to NRZ reported as Pledged MSR liability expense.
(2)Excludes the servicing fees of loans under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and subservicing fees earned under subservicing agreements.
(3)In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen received under the renegotiated agreements. These upfront payments received from NRZ were deferred and recorded within Other income (expense), Pledged MSR liability expense, as they amortized through the term of the original agreements (April 2020). See Note 8 — Rights to MSRs for further information.
(4)Excludes the UPB of loans subserviced under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and excludes the UPB of loans under subservicing agreements.
The net retained fee of our NRZ portfolio remained constant (-1%) in the first quarter of 2021 as compared to the fourth quarter of 2020. Additional incentive and performance fees in the first quarter of 2021 offset the 9% decline in UPB serviced, resulting in an increase in the average annualized retained subservicing fee from 13 to 15 basis points. The net retained fee of our NRZ portfolio decreased by $29.6 million, as compared to the first quarter of 2020, mostly due to the $24.2 million 2017/2018 upfront payment amortization gain (see note (3) above).
The NRZ collected fee in the first quarter of 2021 decreased by $4.2 million and $39.3 million, as compared to the fourth quarter of 2020 and first quarter of 2020, respectively. The decline in the NRZ fee collection is driven by the decline in the average UPB of 9% and 44% as compared to the fourth quarter of 2020 and first quarter of 2020, respectively. The volume decline is mostly explained by the NRZ portfolio runoff and the derecognition of the MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020. As the NRZ relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSRs.

The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended			Three Months Ended March 31, 2020
	March 31, 2021	December 31, 2020	% Change		% Change
Late charges	$9.2	$9.4	(1)%	$14.6	(37)%
Custodial accounts (float earnings)	1.0	1.2	(13)	6.1	(84)
Loan collection fees	2.9	2.9	—	4.3	(33)
Recording fees	3.7	3.3	12	2.6	42
Other	4.7	6.8	(31)	3.6	31
Ancillary income	$21.6	$23.6	(9)%	$31.2	(31)%
Ancillary income decreased by $2.0 million, or 9% in the first quarter of 2021 as compared to the fourth quarter of 2020, mostly due to the deboarding fee recorded (in Other) in the fourth quarter of 2020 on the NRZ-PMC portfolio and the overall decline in UPB serviced.
As compared to the first quarter of 2020, ancillary income declined by $9.6 million due to the combined effect of lower servicing volume, the COVID-19 environment restricting late fees or collection fees on loans under forbearance, and lower interest rates on float earnings. The average 1-month LIBOR rate dropped 80 basis points as compared to the first quarter of 2020.
Reverse Mortgage Revenue, Net
Reverse mortgage revenue, net is the net change in fair value of securitized loans held for investment and HMBS-related borrowings. The following table presents the components of the net fair value change and is comprised of net interest income and other fair value gains or losses. Net interest income is primarily driven by the volume of securitized UPB as it is the interest income earned on the securitized loans offset against interest expense incurred on the HMBS-related borrowings, and typically represents our compensation for servicing the portfolio. Other fair value changes are primarily driven by changes in market-based inputs or assumptions. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts.

	Three Months Ended			Three Months Ended March 31, 2020
	March 31, 2021	December 31, 2020	% Change		% Change
Net interest income	$5.0	$4.9	2%	$4.9	2%
Other fair value changes	(2.9)	(10.1)	(71)	11.8	(125)
Reverse mortgage revenue, net (Servicing)	$2.0	$(5.3)	(139)%	$16.7	(88)%
The increase of $7.3 million, or 139%, for the first quarter of 2021 as compared to the fourth quarter of 2020 is primarily attributable to tightening of yield spreads observed in the market during the first quarter of 2021 and a favorable adjustment due to prepayment assumptions. The increase in net interest income is due to the increase in the UPB of securitized loans and HMBS-related borrowings.
As compared to the first quarter of 2020, Reverse mortgage revenue during the first quarter of 2021 decreased $14.6 million, or 88%, primarily due to the impact of decreasing interest rates partially offset by widening of yield spreads observed in the market during the first quarter of 2020.

MSR Valuation Adjustments, Net
The following tables summarize the MSR valuation adjustments, net reported in our Servicing segment, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSRs and the pledged MSRs transferred to NRZ that did not achieve sale accounting treatment:

	Three Months Ended March 31, 2021			Three Months Ended December 31, 2020
	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)
Runoff	$(49.1)	(31.5)	$(17.6)	$(43.5)	(35.3)	$(8.2)
Rate and assumption change (1)	75.5	73.9	1.6	19.3	22.4	(3.1)
Hedging loss	(49.1)	(49.1)	—	(2.2)	(2.2)	—
Total	$(22.7)	$(6.7)	$(16.1)	$(26.4)	$(15.1)	$(11.3)

	Three Months Ended March 31, 2020
	Total (1)	Owned MSR	Pledged MSR (NRZ) (2)
Runoff	$(48.5)	(25.3)	$(23.2)
Rate and assumption change (1)	(161.3)	(127.6)	(33.7)
Hedging gain	35.3	35.3	—
Total	$(174.4)	$(117.6)	$(56.9)
(1)Excludes gains of $8.5 million, $15.4 million and $0.3 million in the first quarter of 2021, fourth quarter of 2020 and first quarter of 2020, respectively, on the revaluation of MSR purchased in disorderly markets, that is reported in the Originations segment as MSR valuation adjustments, net.
(2)For those MSR sale transactions with NRZ that do not achieve sale accounting treatment, we present gross the pledged MSR as an asset and the corresponding liability amount pledged MSR liability on our balance sheet. Because we record both our pledged MSRs with NRZ and the associated MSR liability at fair value, the changes in fair value of the pledged MSR liability are offset by the changes in fair value of the associated pledged MSR asset, presented in MSR valuation adjustments, net. Although fair value changes are separately presented in our statement of operations, we are not exposed to any fair value changes of the MSR pledged to NRZ. See Note 8 — Rights to MSRs for further information.
We reported a $22.7 million loss in MSR valuation adjustments, net for the first quarter of 2021, comprised of a $6.7 million loss on our owned MSRs and a $16.1 million loss on the MSRs transferred and pledged to NRZ.
The $6.7 million loss on our owned MSRs for the first quarter of 2021 is comprised of $31.5 million portfolio runoff and a $49.1 million hedging loss, largely offset by a $73.9 million gain due to changes in interest rates and assumptions as interest rates increased during the quarter. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with prepayments.

The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs during the first quarter of 2021, with the breakdown by investor type.

	Fair Value								UPB ($ in billions)
	GSEs		Ginnie Mae		Non- Agency		Total		GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$507.90		$75.40		$144.50		$727.80		$55.10	$13.10	$22.1	$90.3
Additions
New cap.	32.3		2.0		—		34.3		3.2	0.1	—	3.3
Purchases	37.0		—		—		37.0		6.0	—	—	6.0
Sales/servicing transfers	—		—		—		—		—	—	—	—
Sales/calls	(0.2)		—		—		(0.2)		(0.1)	—	—	(0.1)
Change in fair value:
Inputs and assumptions (1)	62.2		21.2		(0.9)		82.5		—	—	—	—
Realization of cash flows	(21.4)		(2.9)		(7.3)		(31.6)		(5.9)	(1.0)	(1.1)	(8.0)
Ending balance	$617.8		$95.7		$136.3		$849.8		$58.3	$12.2	$21.0	$91.5
Fair value (% of UPB)	1.06%		0.78%		0.65%		0.93%
Fair value multiple (2)	4.05	x	2.24	x	2.07	x	3.26	x
(1)Includes gains of $8.5 million on the revaluation of MSRs purchased in a COVID-19 market conditions, that is reported in the Originations segment.
(2)Multiple of average servicing fee and UPB.
The $16.1 million loss on the MSRs transferred to NRZ does not affect our net income as it is offset by a corresponding $16.1 million gain on the pledged MSR liability, reported as Pledged MSR liability expense. The factors underlying the fair value loss of the NRZ Pledged MSR are similar to our owned MSR, discussed above, including runoff, noting that the NRZ MSR portfolio is significantly smaller, with a $34.2 billion lower UPB due to the termination of the PMC servicing agreement by NRZ in February 2020.
Compensation and Benefits

	Three Months Ended			Three Months Ended March 31, 2020
	March 31, 2021	December 31, 2020	% Change		% Change
Compensation and benefits	$25.1	27.9	(10)%	$27.2	(8)%

Average Employment
India and other	2,410	2,635	(9)%	3,018	(20)
U.S.	681	708	(4)	752	(9)
Total	3,091	3,343	(8)	3,770	(18)
Compensation and benefits expense for the first quarter of 2021 declined $2.8 million, or 10%, as compared to the fourth quarter of 2020, due to two main reasons. First, the expense declined by $1.3 million due to additional incentive compensation recorded in the fourth quarter of 2020. Second, salaries and benefit expenses declined $1.2 million primarily due to an 8% decline in average servicing headcount compared to the fourth quarter of 2020. The decline in servicing headcount reflects the scaling of our platform to the loans being serviced.
Compensation and benefits expense for the first quarter of 2021 declined $2.1 million, or 8%, as compared to the first quarter of 2020, primarily salaries and benefit expenses, as a result of the decline in our average servicing headcount. The decline in servicing headcount reflects the scaling down of our platform to the loans being serviced. In the first quarter of 2021, we serviced 22% less loans, on average, as compared to the first quarter of 2020.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans and provision expense for advances and servicing representation and warranties. Servicing expense increased in the first quarter of 2021 by

$10.6 million, or 77%, as compared to the fourth quarter of 2020, primarily due to provision releases recorded in the fourth quarter of 2020 associated with recoveries in excess of the allowance for losses, and recoveries of previously recognized expenses in connection with a settlement from a mortgage insurer. In addition, while servicing expense increased by $1.0 million due to higher satisfaction and interest of payoff expenses attributable to higher payoffs, other loan related expenses (e.g., credit report expenses) decreased in line with the lower serviced volume in the first quarter of 2021.
Servicing expense for the first quarter of 2021 increased $6.1 million, or 33%, as compared to the first quarter of 2020, primarily due to a $2.2 million increase in satisfaction and interest payoff expenses attributable to higher payoffs, a $2.1 million increase in provisions for non-recoverable servicing advances and receivables, and a $2.0 million increase in other servicer-related expenses driven by the favorable release of a legal accrual in the first quarter of 2020.
Other Operating Expenses
Other operating expenses (total operating expenses less compensation and benefit expense and servicer expense) remained mostly constant during the first quarter of 2021 as compared to the fourth quarter of 2020, with the exception of a $1.2 million reduction in Professional services expense. The reduction in Professional services expense is mostly driven by higher legal fees and settlement expenses recorded in the fourth quarter of 2020.
Other operating expenses decreased by $5.7 million in the first quarter of 2021 as compared to the first quarter of 2020, mostly due to the effect of cost saving initiatives with a $5.6 million reduction of Corporate overhead allocations, attributable to the decline in operating expenses of the Corporate segment, and the lower relative weight of Servicing headcount to the consolidated organization.
Other Income (Expense)
Other income (expense) includes primarily net interest expense and the pledged MSR liability expense.

	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020
Interest Expense
Advance match funded liabilities	$4.5	$4.6	(2)%	$5.7	(21)%
Mortgage loan warehouse facilities	1.7	1.5	13%	1.0	70%
MSR financing facilities	4.6	3.2	44%	5.0	(8)%
Corporate debt interest expense allocation	7.9	9.5	(17)	10.5	(25)
Escrow and other	1.6	2.2	(24)	2.4	(33)
Total interest expense	$20.3	$20.9	(3)%	$24.6	(17)%

Average balances
Average balance of advances	$772.7	$793.0	(3)%	$1,067.3	(28)%
Advance match funded liabilities	537.5	534.8	1	674.4	(20)
Mortgage loan warehouse facilities	157.0	128.6	22	108.9	44
MSR financing facilities	408.0	284.1	44	352.0	16

Effective average interest rate
Advance match funded liabilities	3.35%	3.43%	(2)%	3.36%	—%
Mortgage loan warehouse facilities	4.41	4.54	(3)%	3.77	17%
MSR financing facilities	4.48	4.55	(1)%	5.72	(22)%
Average 1ML	0.12%	0.15%	(20)%	0.92%	(87)%
Interest expense for the first quarter of 2021 declined by $0.6 million, or 3%, as compared to the fourth quarter of 2020, primarily due to the $1.6 million decline in the amount of corporate debt allocated to fund servicing advances and other servicing assets. Offsetting this decline, interest expense on MSR financing facilities increased $1.3 million due to a 44% increase in average borrowings as we continue to grow our owned MSR portfolio.
As compared to the first quarter of 2020, interest expense for the first quarter of 2021 declined $4.3 million, or 17%. Interest expense allocated from the Corporate segment declined $2.6 million, primarily due to the decline in the amount of corporate debt and the relative increase of capital to finance the growth in the Owned MSR portfolio. In addition, interest expense on advance match funded facilities declined $1.2 million as average advances and borrowings were lower.
Pledged MSR liability expense relates to the MSR sale agreements with NRZ that do not achieve sale accounting and are presented on a gross basis in our financial statements. See Note 8 — Rights to MSRs to the Unaudited Consolidated Financial Statements. Pledged MSR liability expense includes the servicing fee remittance to NRZ and the fair value changes of the pledged MSR liability.

	Three Months Ended		$ Change	Three Months Ended March 31, 2020	$ Change
	March 31, 2021	December 31, 2020
Net servicing fee remittance to NRZ (1)	$56.4	$60.3	$(3.9)	$90.3	$(33.9)
Pledged MSR liability fair value (gain) loss (2)	(16.1)	(11.3)	(4.8)	(56.9)	40.8
2017/2018 lump sum amortization gain	—	—	—	(24.2)	24.2
Other	(2.5)	(2.4)	(0.1)	(2.6)	0.1
Pledged MSR liability expense	$37.8	$46.7	$(8.8)	$6.6	$31.2
(1)Offset by corresponding amount recorded in Servicing and subservicing fee. See table below.
(2)Offset by corresponding amount recorded in MSR valuation adjustments, net. See table below.
Pledged MSR liability expense for the first quarter of 2021 decreased $8.8 million, as compared to the fourth quarter of 2020, largely due to a $4.8 million favorable fair value adjustment and a $3.9 million decline in servicing fee remittance due to runoff of the portfolio. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR to NRZ) and Servicing and subservicing fees (NRZ).
Pledged MSR liability expense for the first quarter of 2021 increased $31.3 million, as compared to the first quarter of 2020, primarily due to a $40.8 million unfavorable fair value change on the Pledged MSR liability - as the offset of a fair value gain on the pledged MSR asset. In addition, the lump-sum cash payments received from NRZ in 2017 and 2018 were fully amortized as of the end of the second quarter of 2020 ($24.2 million in the first quarter of 2020). These increases were partially offset by a $33.9 million decline in servicing fee remittance, driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR to NRZ) and Servicing and subservicing fees (NRZ).
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

	Three Months Ended
	March 31, 2021		December 31, 2020		March 31, 2020
	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)	Statement of Operations	NRZ Pledged MSR-related Amounts (a)
Total revenue	$207.6	$56.4	$231.0	$60.3	$253.8	$90.3
MSR valuation adjustments, net	21.2	(16.1)	(20.6)	(11.3)	(174.1)	(56.9)
Total operating expenses	139.6	—	144.2	—	137.2	—
Total other expense, net	(77.5)	(40.3)	(67.1)	(49.0)	(29.9)	(33.5)
Income (loss) before income taxes	$11.6	$—	$(0.8)	$—	$(87.3)	$—

ORIGINATIONS
We originate and purchase loans and MSRs through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the GSE Cash Window and Co-issue programs and bulk MSR purchases.
We originate and purchase conventional loans (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (FHA or VA) forward mortgage loans. The GSEs and Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of HMBS that are guaranteed by Ginnie Mae.
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
We re-entered the forward lending correspondent channel in the second quarter of 2019 to drive higher servicing portfolio replenishment. We purchase closed loans from our network of correspondent sellers and sell and securitize them. As of March 31, 2021, we have relationships with 163 approved correspondent sellers, or 32 new sellers since December 31, 2020.
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels under the guidelines of the HECM reverse mortgage insurance program of HUD. Loans originated under this program are generally insured by the FHA, which provides investors with protection against risk of borrower default.
After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis. Origination revenues mostly include interest income earned for the period the loans are held by us, gain on sale revenue, which represents the difference between the origination value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans are classified as loans held for investment, at fair value, reverse mortgage revenues include the fair value changes of the loan from lock date to securitization date.
We provide customary origination representations and warranties to investors in connection with our GSE loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. We recognize the fair value of the liability for our representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the mortgage loan investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. We actively monitor our counterparty risk associated with our network of correspondent lenders-sellers.
We purchase MSRs through flow purchase agreements, the GSE Cash Window programs and bulk MSR purchases. The GSE Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSR through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or GSE Cash Window programs. As of March 31, 2021, we have relationships with 378 sellers, including 215 MSR co-issue and flow sellers and 163 correspondent sellers.
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
For the first quarter of 2021, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $3.2 billion and $263.1 million, respectively. In addition, we opportunistically purchased $4.5 billion UPB MSR through the GSE Cash Window during the first quarter of 2021.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020
Revenue
Gain on loans held for sale, net	$37.6	$31.0	21%	$13.1	187%
Reverse mortgage revenue, net	19.8	14.9	33	6.1	223
Other revenue, net (1)	8.9	8.6	4	2.4	264
Total revenue	66.3	54.5	22	21.7	206

MSR valuation adjustments, net	8.5	15.4	(45)	0.3	n/m

Operating expenses
Compensation and benefits	21.5	19.8	9	12.5	73
Servicing and origination	2.8	2.5	13	1.2	125
Occupancy and equipment	1.5	1.3	11	1.4	3
Technology and communications	1.6	2.0	(20)	0.7	128
Professional services	3.1	3.6	(13)	1.1	193
Corporate overhead allocations	5.0	4.6	10	4.4	14
Other expenses	1.8	2.3	(22)	1.6	9
Total operating expenses	37.3	36.0	4	23.0	63

Other income (expense)
Interest income	2.6	2.3	13	1.6	58
Interest expense	(3.6)	(3.2)	9	(2.4)	46
Other, net	0.1	0.2	(67)	—	(327)
Total other expense, net	(0.9)	(0.8)	14	(0.8)	13

Income (loss) before income taxes	$36.5	$33.0	11%	$(1.8)	n/m
n/m: not meaningful
(1)Includes $2.4 million, $2.9 million and $0.0 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for the three months periods ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020

Originations by Channel
Forward loans
Correspondent	$2,626.8	$2,585.3	2%	$514.3	411%
Recapture	563.4	425.9	32%	195.9	188
	$3,190.2	$3,011.2	6%	$710.2	349%

% Purchase production	15%	16%	(9)	26%	(42)
% Refinance production	85	84	1	74	15

Reverse loans (1)
Correspondent	$150.0	$134.0	12%	$116.2	29%
Wholesale	53.6	74.7	(28)	79.0	(32)
Retail	59.5	63.1	(6)	30.8	93
	$263.1	$271.8	(3)%	$226.0	16%

MSR Purchases by Channel (Forward only)
GSE Cash Window / Flow MSR	5,985.2	6,729.8	(11)%	1,343.2	346%
Bulk MSR purchases	—	15,024.8	(100)	1,541.3	(100)
	$5,985.2	$21,754.6	(72)	$2,884.5	107

Total	$9,438.5	$25,037.6	(62)	$3,820.7	147

Short term loan commitment (at period end)
Forward loans	$916.9	$619.7	48%	$357.2	157%
Reverse loans	50.2	11.7	329	25.6	96

Average Employment
U.S.	577	521	11	421	37
India and other	280	257	9	94	198
Total	857	778	10	515	66
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination.

Gain on Loans Held for Sale
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins:

	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020
Gain on Loans Held for Sale (1)
Correspondent	$3.5	$7.0	(49)%	$1.6	119%
Recapture	34.1	24.0	42	11.5	196
	$37.6	$31.0	21%	$13.1	187%

% Gain on Sale Margin (2)
Correspondent	0.12%	0.30%	(60)	0.26%	(54)
Recapture	5.12	5.39	(5)	4.54	13
	1.08%	1.12%	(4)	1.52%	(29)%

Origination UPB (3)
Correspondent	$2,822.3	$2,329.7	21.1	$609.0	363%
Recapture	665.6	445.7	49	253.2	163
	$3,487.9	$2,775.5	26%	$862.2	305%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to volume UPB. See (3) below. Note that the ratio differs from the day-one gain on sale margin upon lock.
(3)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
We recognized a $37.6 million gain on loans held for sale, net for the first quarter of 2021, a $6.6 million, or 21% increase as compared to the fourth quarter of 2020. The increase is due to higher loan production volume, partially offset by a decline in our margins, for both channels. Margins were lower due to increased competition in the marketplace and rising interest rates. Despite a lower margin, our recapture channel generated a $10.1 million increase in our gain on loans held for sale with an increased pull-through of loan commitments to loan funding, as interest rates rose and our recapture performance strengthened.
Gain on loans held for sale, net for the first quarter of 2021 increased $24.5 million, or 187%, as compared to the first quarter of 2020, mostly due to the increase in our total forward loan production volume. The $2.6 billion, or 305% new production volume increase in both our correspondent and recapture channels is due to favorable market conditions for borrower refinancing and the demonstrated capability of our Originations platform. We have expanded our correspondent seller network from 58 to 163, a 181% increase in twelve months. In addition, the increase in the new production volume of our recapture channel is the result of investments in staffing we made to develop the capabilities of our platform.
Reverse Mortgage Revenue, Net
The following table provides information regarding Reverse mortgage revenue, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020
Origination UPB (1)	$296.8	$249.4	19%	$212.0	40%
Origination margin (2)	6.67%	5.99%	11%	2.89%	131
Reverse mortgage revenue, net (Originations) (3)	$19.8	$14.9	33%	$6.1	223%
(1)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB - see (1) above.

(3)Includes gain on new origination, and loan fees and other.
We reported $19.8 million Reverse mortgage revenue, net for the first quarter of 2021, a $4.9 million, or 33% increase as compared to the fourth quarter of 2020. As detailed in the above table, the increase is driven by both a volume increase and a higher average margin. Our correspondent channel generated higher volumes at a higher margin and explains most of the revenue increase in the quarter. The higher margin is mostly due to increased investor demand and tightening yield spreads observed in the market during first quarter of 2021.
Reverse mortgage revenue, net for the first quarter of 2021 increased $13.7 million, or 223% as compared to the first quarter of 2020, primarily driven by a higher margin across all channels, and increased volume, to a lesser extent. Both retail and correspondent channels mostly contributed to the growth. The higher margin is mostly due to widening yield spreads observed in the market during the first quarter of 2020.
Other Revenue
Other revenue for the first quarter of 2021 increased $0.3 million and $6.5 million as compared to the fourth quarter of 2020 and the first quarter of 2020, respectively. The increase is primarily driven by increased loan production volumes in both recapture and correspondent channels.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes a gain of $8.5 million for the first quarter of 2021 due to the revaluation gains on certain MSRs opportunistically purchased through the GSE Cash Window programs, and flow purchases. Due to the current market environment, we seized the opportunity to purchase certain MSRs with a purchase price at a discount to fair value. In addition, as an aggregator of MSRs, we recognized valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. We transfer the MSR from the Originations segment to the Servicing segment at fair value upon closing.
MSR valuation adjustments, net for the first quarter of 2021 declined $6.9 million as compared to the fourth quarter of 2020. Opportunities for fair value discount or margins were larger in the early period of the pandemic and have reduced as markets start to normalize. We did not record any such gain prior to the pandemic in the first quarter of 2020.
Operating Expenses
Operating expenses for the first quarter of 2021 increased $1.3 million, or 4%, as compared to the fourth quarter of 2020, primarily due to a $1.8 million, or 9% increase in Compensation and benefits. Originations average headcount increased 10% as compared to the fourth quarter of 2020, reflecting increases in staffing levels as part of our initiative to expand our origination platform and increase volumes. The net $0.4 million decrease in other operating expenses is driven by expenses recorded during the fourth quarter of 2020 related to our 2020 re-engineering initiatives and outsourced services to support the surge in our Originations business.
Operating expenses for the first quarter of 2021 increased $14.4 million, or 63%, as compared to the first quarter of 2020, primarily due to a $9.0 million, or 73% increase in Compensation and benefits. Originations average headcount increased 66% as compared to the first quarter of 2020, reflecting an increase in staffing levels as part of our initiative to expand our origination platform and increase volumes. Other operating expenses increased primarily due to a $2.1 million increase in Professional Services and a $1.5 million increase in origination expenses. Certain other operating expenses are variable, and as a result, as origination volume increased so did the related expenses. Examples include credit reports included in origination expenses or certain outsourced services recorded in Professional services.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increase in interest income and interest expense as compared to the fourth quarter of 2020 and first quarter of 2020, is primarily the result of the increase in the average held for sale loan and warehouse debt balances due to increased loan production volumes.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, and inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on corporate debt and foreign currency exchange gains or losses. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments, while interest expense on the

SSTL and the Senior Notes is recorded in Corporate Items and Other and was not allocated. Beginning in the third quarter of 2020, we began allocating interest expense on such corporate debt used to fund servicing advances and other servicing assets from Corporate Items and Other to Servicing. The interest expense related to the corporate debt has been allocated to the Servicing segment for prior periods to conform to the current period presentation. Our cash balances are included in Corporate Items and Other.
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2020related to our re-engineering initiatives and have not been allocated to other segments.
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 50% quote share of premiums and all related losses incurred by the third-party insurer, effective June 2020, and 40% through May 2020. The initial term of the reinsurance agreement expired December 31, 2020, and was automatically renewed for an additional one-year term.
Certain expenses incurred by corporate support services that are not directly attributable to a segment are allocated to the Servicing and Originations segments. We allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which now incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our 2020 re-engineering initiatives, and other costs related to operating as a public company.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2020	% Change
	March 31,	December 31,
	2021	2020
Revenue
Premiums (CRL)	$1.2	$1.3	(3)%	$2.5	(51)%
Other revenue	0.1	0.1	(26)	0.1	(49)
Total revenue	1.3	1.3	(4)	2.6	(51)

Operating expenses
Compensation and benefits	21.7	22.3	(3)	21.0	3
Professional services	7.0	17.1	(59)	19.5	(64)
Technology and communications	5.8	5.2	11	7.2	(20)
Occupancy and equipment	0.9	1.8	(51)	1.5	(42)
Servicing and origination	0.2	0.4	(45)	0.6	(62)
Other expenses	1.3	2.3	(46)	2.2	(43)
Total operating expenses before corporate overhead allocations	36.8	49.1	(25)	52.0	(29)
Corporate overhead allocations
Servicing segment	(12.2)	(12.7)	(4)	(17.8)	(31)
Originations segment	(5.0)	(4.6)	10	(4.4)	14
Total operating expenses	19.5	31.8	(38)	29.8	(34)

Other income (expense), net
Interest income	0.1	0.2	(49)	1.2	(91)
Interest expense	(4.6)	(1.6)	179	(3.0)	55
Loss on extinguishment of debt	(15.5)	—	n/m	—	n/m
Other, net	(0.2)	(0.5)	(61)	(2.3)	(92)
Total other expense, net	(20.1)	(1.9)	968	(4.0)	403

Loss before income taxes	$(38.4)	$(32.3)	19%	$(31.1)	23%
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for the first quarter of 2021 declined $0.6 million, or 3%, as compared to the fourth quarter of 2020. Incentive compensation declined $2.1 million, mostly due to the annual adjustment of incentives recorded in the fourth quarter of 2020. Partially offsetting this decline, salaries and benefit expenses increased $0.9 million and severance expense increased $0.5 million. The average corporate headcount and the mix between onshore and offshore was mostly unchanged.
As compared to the first quarter of 2020, compensation and benefits expense for the first quarter of 2021 increased $0.6 million, or 3%despite the reduction in the corporate headcount. Incentive compensation increased $1.3 million and benefit administration and recruitment expenses increased $0.9 million, offset by a $1.8 million decline in salaries and benefit expenses due to the effects of a 10% decline in average corporate headcount, including a 24% decrease in average onshore headcount from 343 to 259.
Professional Services
Professional services expense for the first quarter of 2021 declined $10.1 million, or 59%, as compared to the fourth quarter of 2020, primarily due to a $5.9 million decrease in legal expenses and a $3.3 million decline in other professional fees. The net decrease in legal expenses is largely due to the $13.1 million increase in our accrual related to the CFPB matter recorded in the fourth quarter of 2020, partially offset by the $8.5 million recovery of prior expenses also recorded in the fourth quarter of 2020 in connection with a settlement from a mortgage insurer. Nonrecurring costs recorded in the fourth quarter of

2020, including costs related to 2020 reengineering activities, resulted in lower professional services expenses in the first quarter of 2021.
As compared to the first quarter of 2020, professional services expense for the first quarter of 2021 declined $12.4 million, or 64%, primarily due to an $8.4 million decline in legal expenses and a $3.7 million decline in other professional services. The net decline in legal expenses is largely due to $6.6 million recorded in the first quarter of 2020 related to the CFPB matter. Cost reduction initiatives in 2020 resulted in lower other professional fees in the first quarter of 2021.
Other Operating Expenses
Technology and communications, Occupancy and equipment, and Other expenses for the first quarter of 2021 decreased $1.4 million and $3.0 million as compared to the fourth quarter of 2020 and the first quarter of 2020, respectively. Cost re-engineering initiatives in 2020 resulted in lower other operating expenses in the first quarter of 2021, including the transition to a more cost-effective alternative telephone system and the rationalization of our office space.
Corporate overhead allocations remained mostly constant in the first quarter of 2021 as compared to the fourth quarter of 2020, and decreased $5.0 million as compared to the first quarter of 2020, mostly due to the reduction of the relative size of the Servicing segment and the cost savings discussed above.
Total expenses for the first quarter of 2021, after corporate overhead allocations decreased $12.2 million, or 38%, as compared to the fourth quarter of 2020, and decreased by $10.2 million, or 34%, as compared to the first quarter of 2020, primarily due to declines in Professional services expenses, as discussed above, which were not allocated.
Other Income (Expenses)
Interest expense of the Corporate segment relates to the remaining corporate debt unallocated to other segments. Interest expense for the first quarter of 2021 increased $2.9 million, or 179%, as compared to the fourth quarter of 2020, and $1.6 million, or 55%, as compared to the first quarter of 2020. The increase is driven by a lower allocation of corporate debt to the servicing segment and a higher cost of corporate debt in the first quarter of 2021. In addition, the partial prepayment of the SSTL in January 2020 resulted in incremental expenses recorded during the first quarter of 2020. The higher effective rate of our corporate debt in the first quarter of 2021 is mostly due to the senior secured notes issued at a discount on March 4, 2021 together with warrants, resulting in an incremental discount that amortizes over the six-year life of the notes.
On March 4, 2021, we recognized a loss on debt extinguishment of $15.5 million resulting from our early repayment of the SSTL due May 2022, 6.375% PHH senior unsecured notes due August 2021, and 8.375% PMC senior secured notes due November 2022. The loss on debt extinguishment includes the write-off of unamortized debt issuance costs and discount, as well as contractual prepayment premiums.
Other expense, net decreased $2.1 million, or 92% in the first quarter of 2021, as compared to the first quarter of 2020, mostly due to foreign currency losses related to our operations in India recorded in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES
Overview
On March 4, 2021, we successfully completed a comprehensive refinancing of our corporate debt and a capital contribution to our licensed entity PHH Mortgage Company, through the following transactions:
•We redeemed all of PHH’s outstanding 6.375% Senior Notes due August 2021 at a price of 100% of the $21.5 million principal amount, plus accrued and unpaid interest, and all of PMC’s 8.375% Senior Secured Notes due November 2022 at a price of 102.094% of the $291.5 million principal amount, plus accrued and unpaid interest.
•We repaid in full the $185.0 million outstanding principal balance of the SSTL due May 2022, with a 2% prepayment premium of the outstanding principal balance, or $3.7 million.
•PMC completed the issuance and sale of $400.0 million aggregate principal amount of 7.875% senior secured notes due March 15, 2026 (the PMC Senior Secured Notes).
•Ocwen Financial Corporation, completed the private placement of $199.5 million aggregate principal amount of senior secured notes due March 4, 2027 (the OFC Senior Secured Notes) together with the issuance of warrants to certain special purpose entities owned by funds and accounts managed by Oaktree Capital Management, L.P. (the Oaktree Investors).
•Ocwen Financial Corporation contributed the $175.0 million net proceeds from the issuance of the OFC Senior Secured Notes to its wholly owned subsidiary, PHH, and PHH contributed $153.4 million to its wholly owned subsidiary PMC, as permanent equity, after redeeming PHH’s 6.375% Senior Notes disclosed above.
With the completion of the corporate debt refinancing, we have reduced corporate indebtedness at the PHH and PMC level by approximately $100 million and extended overall corporate debt maturities by over three years resulting in a better alignment of the debt profile with our investments. We now have greater financial flexibility than with the prior capital structure, and we believe, an opportunity to negotiate better terms for our future financing needs.
In addition, in the normal course of business, we are actively engaged with our lenders and as a result, have successfully completed at market terms the following with respect to our current and anticipated financing needs:
•On March 29, 2021, we entered into a gestation repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. Under this facility, dry Agency mortgage loans are sold to a trust which issues a trust certificate that is pledged as the collateral for any borrowings.
•On March 30, 2021, the borrowing capacity on our $100.0 million reverse mortgage loan facility was temporarily increased to $150.0 million effective April 1, 2021 until May 30, 2021 when it will then be reduced to $100.0 million.
•On March 31, 2021, we extended the maturity date on a $275.0 million repurchase facility to June 30, 2022.
See Note 11 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows at the dates indicated:

	March 31, 2021			December 31, 2020
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$795.0	$244.6	$—	$795.0	$213.7	$—
Mortgage loan warehouse facilities	1,088.7	124.9	354.3	1,037.0	186.9	398.4
MSR financing facilities	375.0	—	25.2	375.0	39.2	13.0
Total	$2,258.7	$369.5	$379.5	$2,207.0	$439.8	$411.4
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
The available borrowing capacity under our advance financing facilities increased by $30.9 million as compared to December 31, 2020 due to the $30.9 million decrease in outstanding borrowings. At March 31, 2021, none could be funded under the available borrowing capacity based on the amount of eligible collateral that had been pledged to our advance financing facilities. However, $17.0 million of uncommitted borrowing capacity was available to fund advances at March 31, 2021 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral as disclosed below.

We may utilize committed borrowing capacity under our mortgage warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At March 31, 2021, we had no committed borrowing capacity, based on the amount of eligible collateral, and an additional $17.0 million uncommitted borrowing capacity. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At March 31, 2021, our unrestricted cash position was $259.1 million compared to $284.8 million at December 31, 2020. In addition, we had voluntarily paid down or foregone $17.0 million of borrowings on our facilities to reduce interest costs. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
We closely monitor our liquidity position and ongoing funding requirements, and we regularly monitor and project cash flows over various time horizons as a way to anticipate and mitigate liquidity risk. As uncertainties in market conditions decline, we will continue to seek to optimize our cash management and may reduce our unrestricted cash position to further fund our growth.
In assessing our liquidity outlook, our primary focus is on available cash on hand, unused available funding and the following forecast measures:
•Financial projections for ongoing net income, excluding the impact of non-cash items, and working capital needs including loan repurchases;
•Requirements for amortizing and maturing liabilities;
•The projected change in advances compared to the projected borrowing capacity to fund such advances under our facilities, including capacity for monthly peak needs;
•Projected funding requirements for acquisitions of MSRs and other investment opportunities;
•Funding capacity for whole loans and tail draws under our reverse mortgage commitments subject to warehouse eligibility requirements;
•Potential payments or recoveries related to legal and regulatory matters, insurance, taxes and others; and
•Margining requirements associated with our borrowing facilities and hedging program.
Use of Funds
Our primary near-term uses of funds in the normal course include:
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.1 billion at March 31, 2021. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2021, we funded 47.8 million out of this $2.0 billion borrowing capacity as of December 31, 2020. We also had short-term commitments to lend $916.9 million and $50.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2021. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of March 31, 2021, we have approximately $871.7 million of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $419.5 million of borrowings under forward and reverse mortgage warehouse facilities, $75.4 million of variable funding notes under advance financing facilities that will enter their respective amortization periods, $349.8 million outstanding under our Agency and Ginnie Mae MSR financing facilities and $26.9 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
The COVID-19 environment created unprecedented changes in the economy, volatility in the capital markets, and uncertainties in the mortgage industry. In our liquidity management, we consider two factors more specifically as a result of COVID-19 and the volatile interest rate environment: our increased advancing requirements as servicer during each investor remittance period, and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments.
First, as servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance plans. We also advance T&I and Corporate advances primarily on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Refer to Note 25 — Commitments to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for further description of our servicer advance obligations. As subservicer, we are also required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. However, servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements, and we are generally reimbursed by NRZ the same day we fund P&I advances, or within no more than three days for servicing advances and certain P&I advances under the Ocwen agreements.
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
If we complete the MAV transaction with Oaktree, we have agreed to invest up to $37.5 million in MAV for use in connection with eligible MSR investments and operating expenses.
We recently signed non-binding letters of intent to purchase MSR portfolios in bulk, representing an aggregate UPB of approximately $54 billion, expected to close in the second quarter of 2021 and expected to transfer on our servicing platform in the third quarter of 2021. In addition, on April 20, 2021, we entered into an agreement with Texas Capital Bank (TCB) to purchase, in bulk, mortgage servicing rights and related servicing advances attributable to a mortgage loan portfolio approximating $13.6 billion as of March 31, 2021. The transaction is expected to close in the second quarter of 2021, subject to customary closing conditions, with approximately 60,000 loans expected to transfer to our servicing platform in the third quarter of 2021 (subject to pay-offs occurring prior to transfer date). The purchase is expected to be funded from a combination of available cash and borrowings under our debt facilities. We intend to either assign the agreement in whole or in part to MAV, or sell MAV the MSRs acquired under the agreement when MAV becomes operational, subject to receipt of any remaining regulatory approvals required for closing the MAV transaction.
We have also entered into a binding letter of intent with TCB pursuant to which we have agreed to offer employment to certain of TCB’s Correspondent Lending personnel and TCB will cooperate to transition to us related customers and vendors. The transition is expected to begin during the second quarter of 2021, with an expected increased volume in our Correspondent channel.
Our medium- and long-term requirements for cash include:
•Payment of interest and principal repayment of our corporate debt that matures in 2026 and 2027;
•Any payments associated with the confirmation of loss contingencies; and
•Any other payments required under contractual obligations discussed above that extend beyond one year, e.g., lease payments.
We are focused on ensuring that we have sufficient liquidity sources to continue to operate through the pandemic as well as after. We continuously evaluate alternative financings to diversify our sources of funds, optimize maturities and reduce our funding cost. See “Sources of Funds” below.
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
We use mortgage loan repurchase and participation facilities (commonly called warehouse lines) to fund newly-originated loans on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second-lien loans and other types of loans. Warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. These facilities contain eligibility criteria that include aging and concentration limits by loan type among other provisions. Currently, our master repurchase and participation agreements generally have maximum terms of 364 days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. As noted above, we completed a significant refinancing on March 4, 2021. Our subsidiary PMC issued $400.0 million of senior secured notes maturing in 2026, and Ocwen Financial Corporation issued $199.5 million of senior secured notes maturing in 2027 and warrants to Oaktree. We used the proceeds received from these note issuances to prepay the $185.0 million outstanding balance of our SSTL and $313.1 million outstanding balance of senior notes maturing in 2021 and 2022, as well as the related prepayment premiums. The remainder of the proceeds were used for general corporate purposes. Our financing structure actions are targeted at optimizing access to capital and debt financing, improving our cost of funds, enhancing financial flexibility, bolstering liquidity and reducing funding risk while maintaining leverage within our risk tolerances.
Oaktree Investment and Strategic Relationship
In December 2020, we agreed to create a strategic alliance with Oaktree to launch MAV pursuant to which Oaktree has agreed to fund $212.5 million into MAV and we have agreed to invest $37.5 million into MAV. In addition, on February 9, 2021, Oaktree agreed to invest into Ocwen up to a $250.0 million investment. The investment by Oaktree facilitated the refinancing of our corporate debt on March 4, 2021 and the remainder is expected to accelerate the growth of our Originations and Servicing businesses.
The $250.0 million investment by Oaktree is structured as senior secured notes issued by Ocwen Financial Corporation, in two tranches, for an aggregate of $285.0 million principal, with $35.0 million of original issue discount (OID). The $175.0 million first tranche of the investment was completed on March 4, 2021 and resulted in the issuance of $199.5 million OFC Senior Secured Notes, with a $24.5 million OID, and warrants. The $75.0 million second investment ($85.5 million principal and $10.5 million OID) was completed following the launch of MAV on May 3, 2021.
As part of the first tranche investment on March 4, 2021, we issued 1,184,768 warrants to the Oaktree Investors to purchase shares of our common stock equal to 12.0% of our then outstanding common stock at an exercise price of $26.82 per share, subject to anti-dilution adjustments. In addition, Oaktree purchased 4.9%, or 426,705 shares of our fully diluted outstanding common stock at the closing of the MAV transaction on May 3, 2021 at a purchase price of $23.15 per share, and Oaktree was issued 261,248 warrants to purchase additional common stock equal to 3% of our then outstanding common stock at a purchase price of $24.31 per share, subject to anti-dilution adjustments. See Note 22 – Subsequent Events for additional information.

Collateral
The following table lists selected assets on our consolidated balance sheet held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings at March 31, 2021:

$ in millions	Total Assets (Consolidated)	Pledged Assets	Collateralized Borrowings	Net (1)	Unencumbered Assets (1)	Total (1)
Cash	$259.1	—	—	—	259.1	$259.1
Restricted cash	77.3	77.3	0	77.3	—	77.3
Loans held for sale	517.8	490.1	462.7	27.4	27.7	55.1
Loans held for investment - unsecuritized	169.5	131.7	112.4	19.3	37.8	57.1
MSR (2)	849.9	849.9	372.4	477.5	—	477.5
Advances	786.7	657.3	635.4	21.9	129.4	151.3
Receivables, net	178.2	41.5	30.9	10.6	136.7	147.3
REO	8.8	6.5	3.4	3.1	—	3.1
Total - Consolidated (3)	$2,847.3	2,254.3	1,617.2	637.1	590.7	$1,227.8

(1)Certain assets are pledged as collateral to the $400.0 million PMC Senior Secured Notes and $199.5 million OFC Senior Secured (second lien) Notes.
(2)Excludes MSR pledged to NRZ and associated pledged MSR liability recorded as sale accounting criteria are not met.
(3)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Ocwen. For example, the total excludes reverse mortgage loans, premises and equipment and certain other assets.
In addition, as part of our reverse mortgage securitization activities, $6.9 billion in UPB of reverse mortgage loans and real estate owned was pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of PMC’s default on its servicing obligations, or if the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to PMC in connection with certain claims relating to the performance and obligations of PMC as both issuer of HMBS and servicer of HECMs underlying HMBS.
The OFC Senior Secured Notes due 2027 have a second lien priority on specified assets carried on PMC’s balance sheet, as defined under the OFC Senior Secured Note Agreement and listed in the table below, and have a priority lien on the following assets: Investments by our holding company in subsidiaries not guaranteeing the $400.0 million PMC Senior Secured Notes, including PHH Corporation and MAV; cash and investment accounts at the holding company; and certain other assets, including receivables.

$ in millions	As of March 31, 2021
Specified net servicing advances	$174.7
Specified deferred servicing fee	—
Specified MSR value less borrowings	608.9
Specified unrestricted cash balances (1)	—
Specified advance facility reserves	7.2
Specified loan value	111.5
Specified residual value	47.9
Specified fair value of marketable securities	—
Total Value - PMC (1)	$950.2
(1)Unrestricted cash was not subject to a priority lien as of March 31, 2021 under the PMC Senior Secured Note agreement.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 11 – Borrowings for additional information regarding our covenants.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of the date this Quarterly Report on Form 10-Q is filed with the SEC.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Stable	February 24, 2021
S&P	B-	Stable	February 24, 2021
On February 24, 2021, concurrent with the launch of the $400.0 million PMC Senior Secured Notes offering, both Moody’s and S&P reaffirmed the corporate ratings at Caa1 and B-, respectively. In addition, both agencies revised the outlook of the corporate ratings to Stable from Negative. This change in outlook was driven by the elimination of the short debt maturity runway and refinancing risk, which was listed as an area of concern by both Moody’s and S&P. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows
Our operating cash flow is primarily impacted by operating results, including Originations gains on loan sales, changes in our servicing advance balances, the level of mortgage loan production, the timing of sales and securitizations of mortgage loans, and the margin calls required under our MSR financing facilities or derivative instruments. We classify proceeds from the sale of servicing advances, including advances sold in connection with the sale of MSRs, purchase of MSRs through flow purchase agreements, GSE Cash Window and bulk acquisitions as investing activity. MSR investments represent a key indicator of our ability to generate future income in our Servicing business, together with originated MSR. We classify changes in HECM loans held for investment as investing activity, changes in the related HMBS borrowings as financing activity.
Our NRZ agreements have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows through April 2020. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the first quarter of 2020 includes $25.1 million of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Cash flows for the first quarter of 2021
Our operating activities used $130.3 million of cash largely due to the growth of our new Originations production with net cash paid on loans held for sale of $154.5 million for the first quarter of 2021, partially offset by $38.7 million of net collections of servicing advances, mostly P&I advances.

Our investing activities used $52.8 million of cash. The primary uses of cash in our investing activities include $41.6 million to purchase MSRs and net cash outflows in connection with our HECM reverse mortgages of $11.6 million.
Our financing activities provided $162.3 million of cash. Cash inflows include $572.9 million from the issuance of the PMC Senior Secured Notes and the OFC Senior Secured Notes and warrants, $287.8 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, offset by repayments on the related financing liability of $311.6 million, and a $177.2 million net increase in borrowings under our mortgage warehouse and MSR financing facilities. Cash outflows include $319.2 million to repay our 6.375% senior unsecured notes and 8.375% senior secured notes, $188.7 million repayment of the SSTL, $30.9 million of net repayments on advance match funded liabilities and $50.4 million of net payments on the financing liabilities related to MSRs pledged. In addition, we paid debt issuance costs of $6.8 million in connection with the issuance of the PMC Senior Secured Notes and OFC Senior Secured Notes.
Cash flows for the fourth quarter of 2020
Our operating activities provided $12.9 million of cash including $9.1 million of net collections of servicing advances, mostly P&I advances, and offset in part by net cash paid on loans held for sale of $1.6 million for the fourth quarter of 2020.
Our investing activities used $199.8 million of cash. The primary uses of cash in our investing activities include $190.2 million to purchase MSRs and net cash outflows in connection with our HECM reverse mortgages of $10.7 million.
Our financing activities provided $161.1 million of cash. Cash inflows include $148.8 million net cash received in connection with our MSR financing facilities, net cash received of $10.0 million on warehouse facilities and $346.7 million reverse mortgage securitizations, less repayments on the related financing liability of $322.8 million. Cash outflows include the quarterly payment of $5.0 million on the SSTL and $17.6 million of payments on the financing liabilities related to MSRs pledged.
Cash flows for the first quarter of 2020
Our operating activities provided $171.0 million of cash including $121.1 million net collections for servicing and ancillary income, $29.4 million of net collections of servicing advances, and net cash received on loans held for sale of $11.7 million for the first quarter of 2020..
Our investing activities used $147.3 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $119.8 million. Cash outflows also include $29.8 million to purchase MSRs.
Our financing activities used $199.3 million of cash. Cash outflows include the partial prepayment of $126.1 million on the SSTL, $53.2 million of net repayments on advance match funded liabilities, a $97.2 million decrease in borrowings under our mortgage warehouse and MSR financing facilities, $50.4 million of net payments on the financing liabilities related to MSRs pledged. In addition, we also paid $7.3 million of debt issuance costs related to our SSTL facility amendment and repurchased 5.7 million shares of our common stock for $4.6 million. Cash inflows include $312.2 million received in connection with our reverse mortgage securitizations less repayments on the related financing liability of $172.4 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. The following is a summary of certain accounting policies and estimates involving significant judgments. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” There have not been any material changes to our critical accounting policies and estimates as disclosed in the Annual Report on Form 10-K.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. As of March 31, 2021, 83% of our assets and 71% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See Part I., Item 3. Quantitative and Qualitative Disclosures about Market Risk below for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale carried at fair value as well as any related derivatives at March 31, 2021, given hypothetical instantaneous parallel shifts in the yield curve.
Valuation of Reverse Mortgage Loans Held for Investment
During the first quarter of 2021, we recorded a net $2.0 million fair value gain in reverse mortgage revenue in our Servicing segment. The fair value of both reverse mortgage loans held for investment and corresponding HMBS-related borrowings is based primarily on discounted cash flow methodologies. Inputs to the discounted cash flows of these assets include future draws and tail spread gains, voluntary prepayments, defaults and discount rate. The determination of fair value requires management judgment due to the significant unobservable assumptions, including voluntary prepayment speeds, defaults and discount rate.
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
Valuation of MSRs
During the first quarter of 2021, we recorded a $34.9 million fair value gain on the revaluation of our MSRs. We determine the fair value of MSRs primarily using discounted cash flow methodologies. The significant estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees, and cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. The determination of the fair value of MSRs requires management judgment relating to the significant unobservable assumptions that underlie the valuation, including prepayment speed, delinquency rates, cost to service and discount rate. Our judgement is informed by the transactions we observe in the market, by our actual portfolio performance and by the advice and information we obtain from our valuation experts, amongst other factors.
To assist in the determination of fair value, we engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and a prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, incorporating available industry survey results, and including risk premiums and liquidity adjustments. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts, and we perform additional verification and analytical procedures. We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions and benchmarks with third-party expert valuation and market participant surveys. We believe that our procedures provide reasonable assurance that the fair value used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.
Allowance for Losses on Servicing Advances and Receivables
During the first quarter of 2021, we recorded a $1.5 million provision expense for losses on servicing advances. At March 31, 2021, the allowance was $6.2 million, which represented 0.8% of total servicing advances. We record an allowance for losses on servicing advances to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs.
During the first quarter of 2021, we recorded a $5.0 million provision expense on receivables related to government-insured claims. At March 31, 2021, the allowance for losses on receivables related to government-insured claims was $40.4 million, which represents 31% of total government-insured claims receivables. The allowance for losses relates to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations. This allowance is based upon continuing assessments of collectability, historical loss experience, current conditions and reasonable and supportable forecasts.
Determining an allowance for losses involves management judgment and assumptions that, given similar information at any given point, may result in a different but reasonable estimate.
Indemnification Obligations
During the first quarter of 2021, we recorded a $0.6 million provision expense for indemnification. As of March 31, 2021, we have recorded a liability for representation and warranty obligations, and similar indemnification obligations of $41.7 million. We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. See Note 21 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
Litigation
During the first quarter of 2021, we recorded a $0.7 million provision expense for loss contingencies. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $40.4 million as of March 31, 2021. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded as of March 31, 2021. In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change.
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
For the three-year periods ended December 31, 2020 and 2019, the US and USVI filing jurisdictions were in material cumulative loss positions. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recognized a full valuation allowance of $182.7 million and $199.5 million on our U.S. deferred tax assets at December 31, 2020 and 2019, respectively, and a full valuation allowance of $0.4 million on our USVI deferred tax assets at both December 31, 2020 and 2019. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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

RECENT ACCOUNTING DEVELOPMENTS
See Note 1 - Organization and Basis of Presentation to the Unaudited Consolidated Financial Statements for information related to recent accounting standards updates.
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
Our market risk exposure may also be affected by the replacement of LIBOR, which is expected to be phased out and completely replaced by June 30, 2023. The LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Many of our debt facilities incorporate LIBOR. These facilities either mature prior to the end of 2021 or have terms in place that provide for an alternative to LIBOR upon its phase-out. As we renew or replace these debt facilities, we are working with our counterparties to incorporate alternative benchmarks.
MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds. Management implemented a hedging strategy to partially offset the changes in fair value of our net MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy is targeted at mitigating the residual exposure, which we refer to as our net MSR portfolio exposure. We define our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with NRZ (See Note 8 — Rights to MSRs),
•less the unsecuritized reverse mortgage loans and tails classified as held for investment,
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related liability, and
•less the net value of our held for sale loan portfolio and lock commitments (pipeline).
In the first quarter of 2021, we have included in our MSR portfolio exposure to be hedged the exposure related to expected future MSR bulk acquisitions subject to letters of intent.
We determine and monitor daily the hedge coverage based on the duration and interest rate sensitivity measures of our net MSR portfolio exposure, considering market and liquidity conditions. During the first quarter of 2021, and consistent with prior periods, our hedging strategy was targeted to provide partial coverage of our net MSR portfolio exposure between 40% and 60%. The changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes due to the partial hedge coverage and other factors.
The following table illustrates the composition of our net MSR portfolio exposure and its hedge at March 31, 2021 with the interest rate sensitivity for hypothetical, instantaneous changes in interest rate of 25 basis points assuming a parallel shift in interest rate yield curves (refer to the description below under Sensitivity Analysis). Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at March 31, 2021	Hypothetical change in fair value due to 25 bps rate decrease	Hypothetical change in fair value due to 25 bps rate increase
Agency MSRs - interest rate sensitive	$708.7	$(33.7)	$31.9
Expected MSR bulk acquisitions under LOI (2)		(33.2)	39.9
Total Agency MSRs - interest rate sensitive (2)		(66.9)	71.8

Asset value of securitized HECM loans, net of HMBS-related borrowing	96.7	3.7	(3.7)
Loans held for investment - Unsecuritized HECM loans and tails	169.5	0.1	(0.1)
Loans held for sale	500.8	12.2	(14.1)
IRLCs	14.6	(0.7)	0.9
Natural hedges (sum of the above)		15.2	(17.0)
Derivative instruments	$(9.1)	17.3	(15.6)
Total hedge position (1)		$32.5	$(32.6)
Hypothetical hedge coverage ratio (2)(3)		49%	45%

Hypothetical residual exposure to changes in interest rates		(34.4)	39.2
(1)Total hedge position is defined as the sum of the fair value changes of hedging derivatives and the fair value changes of natural hedges due to interest rate risks, i.e., pipeline and economic MSR of reverse mortgage loans.
(2)Includes the hedged exposure related to the expected future MSR bulk acquisitions subject to letters of intent (UPB of $68 billion as of March 31, 2021 for which the MSR purchase price is indicated in the letter of intent).
(3)Hedge coverage ratio is calculated as the total hedge position divided by total Agency MSRs - interest rate sensitive.
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
While the majority of our non-Agency MSRs have been sold to NRZ, these transactions did not initially qualify as sales and are accounted for as secured financings until such time as the transactions meet the requirements for sale accounting treatment and are derecognized from our consolidated balance sheet. We have elected fair value accounting for these MSR financing liabilities. Through these transactions, the majority of the risks and rewards of ownership of the MSRs transferred to NRZ, including interest rate risk. Changes in the fair value of the MSRs sold to NRZ are offset by a corresponding change in the fair value of the MSR financing liabilities, which are recognized as pledged MSR liability expense in our consolidated statements of operations.
Loans Held for Sale, Loans Held for Investment and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, but the majority of our commitments are for 60 days. Our holding period for forward mortgage loans from funding to sale is typically less than 30 days. Loan commitments for reverse mortgage loans range from 10 to 30 days. The majority of our reverse loans are variable-rate loan commitments. This interest rate exposure is not individually hedged, but rather used as an offset to our MSR exposure and managed as part of our MSR hedging strategy described above.
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

	March 31, 2021		December 31, 2020
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$231.4	$231.4	$261.5	$261.5
Loans held for sale, at fair value	500.8	500.8	366.4	366.4
Loans held for sale, at lower of cost or fair value (2)	17.0	17.0	21.5	21.5
Loans held for investment, at fair value	7,044.4	7,044.4	6,997.1	6,997.1
Debt service accounts and time deposits	16.5	16.5	20.7	20.7
Total rate-sensitive assets	$7,810.1	$7,810.1	$7,667.2	$7,667.2

Rate-Sensitive Liabilities:
Advance match funded liabilities	$550.4	$550.9	$581.3	$582.0
HMBS-related borrowings, at fair value	6,778.2	6,778.2	6,772.7	6,772.7
SSTL and other secured borrowings (3) (4)	1,066.8	1,037.2	1,075.3	1,043.2
Senior notes (4)	599.5	579.9	313.1	320.9
Total rate-sensitive liabilities	$8,994.9	$8,946.2	$8,742.4	$8,718.8

	March 31, 2021		December 31, 2020
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$967.1	$14.6	$631.4	$22.7
Forward trades	105.0	(0.1)	50.0	(0.1)
Interest rate swap futures	1,400.0	(9.5)	593.5	0.5
TBA / Forward MBS trades	600.0	0.5	400.0	(4.6)
Derivatives, net		$5.5		$18.6

(1)See Note 3 – Fair Value to the Unaudited Consolidated Financial Statements for additional fair value information on financial instruments.
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2021, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2021 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.7	$(3.7)
Loans held for investment - Unsecuritized HECM loans and tails	0.1	(0.1)
Loans held for sale	12.2	(14.1)
Derivative instruments	17.3	(15.6)
Total MSRs - Agency and non-Agency (1)	(33.3)	31.9
Interest rate lock commitments (2)	(0.7)	0.9
Total, net	$(0.7)	$(0.7)
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
Based on March 31, 2021 balances, if interest rates were to increase by 1% on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $17.9 million resulting from an increase of $28.6 million in annual interest income and an increase of $10.6 million in annual interest expense.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2021.

Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2021 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 19 – Regulatory Requirements and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.
ITEM 1A.    RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A. Risk Factors under Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2021. Understanding these risks is important to understanding any statement in such reports and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All unregistered sales of equity securities during the period have been previously disclosed.

ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1*	Severance Agreement with Timothy J. Yanoti, effective March 2, 2021 (filed herewith)
10.2†
Note and Warrant Purchase Agreement, dated as of February 9, 2021, by and among Ocwen Financial Corporation, the purchasers signatory thereto, and Oaktree Fund Administration, LLC, as collateral agent (filed herewith)

10.3†	Second Lien Notes Pledge and Security Agreement, dated as of March 4, 2021, among Ocwen Financial Corporation and Oaktree Fund Administration, LLC (filed herewith)
10.4	Form of $199,500,000 aggregate principal amount Senior Secured Notes due 2027 (filed herewith) Acquisition LLC, and New Residential Mortgage LLC (filed herewith)
10.5	Form of Warrant issued March 4, 2021 (filed herewith)
10.6	Registration Rights Agreement dates as of March 4, 2021 (filed herewith)
10.7†
First Lien Notes Pledge and Security Agreement dated as of March 4, 2021 among PHH Mortgage Corporation, PHH Corporation, other guarantors thereto, and Wilmington Trust, National Association (filed herewith)

10.8†
Indenture, dated as of March 4, 2021, among PHH Mortgage Corporation, as the issuer, Ocwen Financial Corporation, as the parent, and the other guarantors thereto, and Wilmington Trust, National Association, as the trustee and collateral trustee (filed herewith)

10.9	Form of $400,000,000 aggregate principal amount 7.875% Senior Secured Notes due 2026 (filed herewith)
10.10†	First Amendment to Transaction Agreement, dated as of March 4, 2021, by and among OCW MAV Holdings, LLC, Ocwen Financial Corporation, and affiliates of Oaktree Capital Management L.P. (filed herewith)
10.11*	Form of Stock-Settled Performance-Based Restricted Stock Unit Agreement dated March 2, 2021 (filed herewith)
10.12*	Form of Hybrid (Cash and Stock Settled) Performance-Based Restricted Stock Unit Agreement dated March 2, 2021 (filed herewith)
10.13*	Form of Stock-Settled Time-Based Restricted Stock Unit Agreement dated March 2, 2021 (filed herewith)
10.14*	Form of Hybrid (Cash and Stock Settled) Time-Based Restricted Stock Unit Agreement dated March 2, 2021 (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Included as Exhibit 101).
*    Management contract or compensatory plan or agreement.
† Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.
(1)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the period ended September 30, 2020.
(2)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ June C. Campbell

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 4, 2021