Form 10-Q
period 2021-06-30
OCWEN FINANCIAL CORP
filed 2021-08-05
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 30, 2021: 9,189,030 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed or referenced under Part II, Item 1A, Risk Factors of this report and the following:
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
•the extent to which our mortgage servicing right (MSR) joint venture with Oaktree Capital Management L.P. and its affiliates (Oaktree), other recent transactions and our enterprise sales initiatives will generate additional subservicing volume and result in increased profitability;
•our ability to deploy the proceeds of the senior secured notes in suitable investments at appropriate returns;
•our ability to close announced bulk acquisitions of MSRs and other transactions, including the ability to obtain regulatory approvals, enter into definitive financing arrangements, and satisfy closing conditions, and the timing for doing so;
•the timeline for closing our agreement with Reverse Mortgage Solutions, Inc. (RMS) and our ability to efficiently integrate the operations, assets and employees of its reverse mortgage servicing platform;
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
•uncertainty related to our long-term relationship and remaining agreements with New Residential Investment Corp. (NRZ), our largest servicing client, including whether our subservicing agreements will renew or terminate in July 2022;
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$243,582	$284,802
Restricted cash (amounts related to variable interest entities (VIEs) of $12,404 and $16,791)	67,918	72,463
Mortgage servicing rights (MSRs), at fair value	2,072,518	1,294,817
Advances, net (amounts related to VIEs of $610,964 and $651,576)	761,973	828,239
Loans held for sale ($680,866 and $366,364 carried at fair value) (amounts related to VIEs of $154,687 and $0)	696,020	387,836
Loans held for investment, at fair value (amounts related to VIEs of $8,680 and $9,770)	7,120,953	7,006,897
Receivables, net	165,185	187,665
Premises and equipment, net	15,748	16,925
Investment in equity method investee	11,878	—
Other assets ($26,403 and $25,476 carried at fair value) (amounts related to VIEs of $2,426 and $4,544)	611,935	571,483
Total assets	$11,767,710	$10,651,127

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$6,823,911	$6,772,711
Other financing liabilities, at fair value (amounts related to VIEs of $8,680 and $9,770)	544,251	576,722
Advance match funded liabilities (related to VIEs)	530,182	581,288
Mortgage loan warehouse facilities	773,352	451,713
MSR financing facilities, net	1,012,478	437,672
Senior secured term loan, net	—	179,776
Senior notes, net	610,600	311,898
Other liabilities ($4,039 and $4,638 carried at fair value)	1,025,836	923,975
Total liabilities	11,320,610	10,235,755

Commitments and Contingencies (Notes 21 and 22)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 9,189,030 and 8,687,750 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	92	87
Additional paid-in capital	590,252	556,062
Accumulated deficit	(133,461)	(131,682)
Accumulated other comprehensive loss, net of income taxes	(9,783)	(9,095)
Total stockholders’ equity	447,100	415,372
Total liabilities and stockholders’ equity	$11,767,710	$10,651,127

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Servicing and subservicing fees	$184,441	$175,240	$356,179	$386,723
Reverse mortgage revenue, net	29,301	13,759	51,127	36,556
Gain on loans held for sale, net	42,713	33,547	48,434	46,878
Other revenue, net	8,990	4,478	17,299	10,709
Total revenue	265,445	227,024	473,039	480,866

MSR valuation adjustments, net	(72,450)	(23,434)	(51,242)	(197,554)

Operating expenses
Compensation and benefits	72,172	65,017	140,453	125,745
Servicing and origination	26,642	17,361	54,112	37,617
Professional services	25,544	23,818	42,866	49,455
Technology and communications	13,170	16,111	26,313	31,304
Occupancy and equipment	7,885	16,136	16,737	28,105
Other expenses	4,395	6,366	8,956	9,797
Total operating expenses	149,808	144,809	289,437	282,023

Other income (expense)
Interest income	4,188	3,566	8,124	8,961
Interest expense	(33,516)	(26,760)	(61,968)	(56,742)
Pledged MSR liability expense	(39,810)	(41,686)	(77,660)	(48,280)
Loss on extinguishment of debt	—	—	(15,458)	—
Earnings of equity method investee	350	—	350	—
Other, net	3,364	(57)	3,654	1,271
Total other expense, net	(65,424)	(64,937)	(142,958)	(94,790)

Loss before income taxes	(22,237)	(6,156)	(10,598)	(93,501)
Income tax benefit	(11,915)	(8,110)	(8,819)	(69,966)
Net income (loss)	$(10,322)	$1,954	$(1,779)	$(23,535)

Earnings (loss) per share
Basic	$(1.15)	$0.23	$(0.20)	$(2.67)
Diluted	$(1.15)	$0.23	$(0.20)	$(2.67)

Weighted average common shares outstanding
Basic	8,999,544	8,651,273	8,844,637	8,820,931
Diluted	8,999,544	8,661,490	8,844,637	8,820,931

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(10,322)	$1,954	$(1,779)	$(23,535)

Other comprehensive income, net of income taxes:
Change in unfunded pension plan obligation liability	(367)	46	(733)	92
Other	22	40	45	76
Comprehensive income (loss)	$(10,667)	$2,040	$(2,467)	$(23,367)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Three Months Ended June 30, 2021 and 2020
Balance at March 31, 2021	8,701,530	$87	$572,500	$(123,139)	$(9,438)	$440,010
Net loss	—	—	—	(10,322)	—	(10,322)
Issuance of common stock	426,705	4	12,165	—	—	12,169
Issuance of common stock warrants, net of issuance costs	—	—	4,203	—	—	4,203
Equity-based compensation and other	60,795	1	1,384	—	—	1,385
Other comprehensive loss, net of income taxes	—	—	—	—	(345)	(345)
Balance at June 30, 2021	9,189,030	$92	$590,252	$(133,461)	$(9,783)	$447,100

Balance at March 31, 2020	8,638,818	$86	$554,276	$(116,993)	$(7,512)	$429,857
Net income	—	—	—	1,954	—	1,954
Equity-based compensation and other	28,442	1	871	—	—	872
Other comprehensive income, net of income taxes	—	—	—	—	86	86
Balance at June 30, 2020	8,667,260	$87	$555,147	$(115,039)	$(7,426)	$432,769

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
	Shares	Amount
Six Months Ended June 30, 2021 and 2020
Balance at December 31, 2020	8,687,750	$87	$556,062	$(131,682)	$(9,095)	$415,372
Net loss	—	—	—	(1,779)	—	(1,779)
Issuance of common stock	426,705	4	12,165	—	—	12,169
Issuance of common stock warrants, net of issuance costs	—	—	19,956	—	—	19,956
Equity-based compensation and other	74,575	1	2,069	—	—	2,070
Other comprehensive income, net of income taxes	—	—	—	—	(688)	(688)
Balance at June 30, 2021	9,189,030	$92	$590,252	$(133,461)	$(9,783)	$447,100

Balance at December 31, 2019	8,990,816	$90	$558,057	$(138,542)	$(7,594)	$412,011
Net loss	—	—	—	(23,535)	—	(23,535)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13	—	—	—	47,038	—	47,038
Repurchase of common stock	(377,484)	(4)	(4,601)	—	—	(4,605)
Equity-based compensation and other	53,928	1	1,691	—	—	1,692
Other comprehensive income, net of income taxes	—	—	—	—	168	168
Balance at June 30, 2020	8,667,260	$87	$555,147	$(115,039)	$(7,426)	$432,769

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(1,779)	$(23,535)
Adjustments to reconcile loss to net cash (used in) provided by operating activities:
MSR valuation adjustments, net	51,242	197,554
Loss (gain) on sale of MSRs, net	41	(161)
Provision for bad debts	11,522	11,939
Depreciation	5,066	11,093
Amortization of debt issuance costs and discount	3,232	4,181
Equity-based compensation expense	2,260	1,523
Loss on extinguishment of debt	15,458	—
Loss (gain) on valuation of Pledged MSR financing liability	9,944	(31,716)
Net gain on valuation of loans held for investment and HMBS-related borrowings	(18,505)	(15,351)
Gain on loans held for sale, net	(48,434)	(46,878)
Origination and purchase of loans held for sale	(6,620,727)	(1,949,022)
Proceeds from sale and collections of loans held for sale	6,287,238	1,936,204
Changes in assets and liabilities:
Decrease in advances, net	56,461	144,020
Decrease in receivables and other assets, net	44,368	39,998
Decrease in other liabilities	(9,034)	(45,533)
Other, net	(4,590)	(9,497)
Net cash (used in) provided by operating activities	(216,237)	224,819

Cash flows from investing activities
Origination of loans held for investment	(720,442)	(568,074)
Principal payments received on loans held for investment	722,099	370,114
Purchase of MSRs	(712,578)	(48,014)
Investment in equity method investee	(11,528)	—
Other, net	(47)	2,589
Net cash used in investing activities	(722,496)	(243,385)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(51,106)	(66,459)
Repayment of other financing liabilities	(39,616)	(68,534)
Proceeds from (repayment of) mortgage loan warehouse facilities, net	321,639	(6,881)
Proceeds from MSR financing facilities	630,003	129,452
Repayment of MSR financing facilities	(53,509)	(166,055)
Repayment of Senior notes	(319,156)	—
Proceeds from issuance of Senior notes and warrants	647,944	—
Repayment of senior secured term loan (SSTL) borrowings	(188,700)	(131,066)
Payment of debt issuance costs	(16,032)	(7,451)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	667,480	590,640
Repayment of HMBS-related borrowings	(715,332)	(365,233)
Issuance of common stock	9,878	—
Repurchase of common stock	—	(4,605)
Other, net	(525)	(33)
Net cash provided by (used in) financing activities	892,968	(96,225)

Net decrease in cash, cash equivalents and restricted cash	(45,765)	(114,791)
Cash, cash equivalents and restricted cash at beginning of year	357,265	492,340
Cash, cash equivalents and restricted cash at end of period	$311,500	$377,549

Supplemental non-cash investing and financing activities:

Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$3,204	$2,608
Lease liability	3,204	2,597
Transfers of loans held for sale to real estate owned (REO)	$3,545	$841
Transfer from loans held for investment to loans held for sale	1,678	1,119
Derecognition of MSRs and financing liabilities:
MSRs	$—	$(263,344)
Financing liability - MSRs pledged (Rights to MSRs)	—	(263,344)
Deconsolidation of mortgage-backed securitization trusts (VIEs)
Loans held for investment	$—	$(10,715)
Other financing liabilities	—	(9,519)
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	$—	$47,038

Supplemental information - Sale and deconsolidation of subsidiary
Cash proceeds received	$4,409	$—
Equity / cash balance held by subsidiary upon sale	(5,250)	—
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$243,582	$313,736
Restricted cash and equivalents:
Debt service accounts	15,643	18,757
Other restricted cash	52,275	45,056
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$311,500	$377,549

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective May 3, 2021, Ocwen holds a 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) that invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV). See Note 10 - Investment in Equity Method Investee for additional information.
We perform servicing activities related to our own MSR portfolio (primary) and on behalf of other servicers (subservicing), the largest being New Residential Investment Corp. (NRZ), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively referred to as GSEs), the Government National Mortgage Association (Ginnie Mae, and together with the GSEs, the Agencies) and private-label securitizations (PLS, or non-Agency). As a subservicer or primary servicer, we may be required to make advances for certain property tax and insurance premium payments, default and property maintenance payments and principal and interest payments on behalf of delinquent borrowers to mortgage loan investors before recovering them from borrowers. Most, but not all, of our subservicing agreements provide for us to be reimbursed for any such advances by the owner of the servicing rights. Advances made by us as primary servicer are generally recovered from the borrower or the mortgage loan investor. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
We source our servicing portfolio through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency or GSE) loans and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate and purchase Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae.
We had a total of approximately 5,200 employees at June 30, 2021 of which approximately 3,100 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, approximately 69% were engaged in supporting our loan servicing operations as of June 30, 2021.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Recently Adopted Accounting Standards
Income Taxes (ASC Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12)
The FASB issued this ASU to Accounting Standards Codification (ASC) Topic 740, Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include the removal of certain exceptions to the general principles of ASC Topic 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income.
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

Note 2 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these transfers of financial assets and asset-backed financing arrangements using special purpose entities (SPEs) or variable interest entities (VIEs) into the following groups: (1) securitizations of residential mortgage loans, (2) financings of loans held for sale, (3) financings of advances and (4) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 12 – Borrowings.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds received from securitizations	$3,147,912	$1,071,252	$6,396,831	$1,891,253
Servicing fees collected (1)	14,350	10,391	27,528	22,643
Purchases of previously transferred assets, net of claims reimbursed	(6,780)	(1,669)	(10,019)	(4,277)
	$3,155,482	$1,079,974	$6,414,340	$1,909,619
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $35.8 million and $70.1 million during the three and six months ended June 30, 2021, respectively, and $9.1 million and $15.7 million during the three and six months ended June 30, 2020, respectively. We securitize forward residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	June 30, 2021	December 31, 2020
Carrying value of assets
MSRs, at fair value	$219,489	$137,029
Advances	141,041	143,361
UPB of loans transferred (1)	22,484,487	18,062,856
Maximum exposure to loss	$22,845,017	$18,343,246
(1)Includes $5.0 billion and $4.1 billion of loans delivered to Ginnie Mae as of June 30, 2021 and December 31, 2020, respectively, and includes loan modifications delivered through the Ginnie Mae Early Buyout Program (EBO).
At June 30, 2021 and December 31, 2020, 5.4% and 6.8%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 15.1% and 17.1%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained or we sell the loans to third parties with servicing rights released. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest and the servicing requirements require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as financings. Under this accounting treatment, the HECM loans are classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Ocwen, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
Financing of Loans Held for Sale using SPEs
We entered into a warehouse mortgage loan financing facility with a third-party lender involving an SPE (trust). This facility is structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PMC to the trust for collateralization purposes. We have designed the trust to facilitate the third party financing facility and have determined that the trust is a VIE for which we are the primary beneficiary. Therefore, we have included the trust in our consolidated financial statements.
The table below presents the carrying value and classification of the assets and liabilities of the loans held for sale financing facility:

June 30, 2021
Mortgage loans (Loans held for sale, at fair value)	$154,687
Outstanding borrowings (Mortgage loan warehouse facilities)	154,296
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
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	June 30, 2021	December 31, 2020
Match funded advances (Advances, net)	$610,964	$651,576
Debt service accounts (Restricted cash)	10,165	14,195
Unamortized deferred lender fees (Other assets)	2,147	4,253
Prepaid interest (Other assets)	279	291
Advance match funded liabilities	530,182	581,288
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
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	June 30, 2021	December 31, 2020
MSRs pledged (MSRs, at fair value)	$719,455	$476,371
Unamortized deferred lender fees (Other assets)	2,963	1,183
Debt service account (Restricted cash)	104	211
Outstanding borrowings (MSR financing facilities, net)	382,667	210,755

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
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	June 30, 2021	December 31, 2020
MSRs pledged (MSRs, at fair value)	$113,547	$129,204
Debt service account (Restricted cash)	2,135	2,385
Outstanding borrowings (MSR financing facilities, net)	55,116	68,313
Unamortized debt issuance costs (Other secured borrowings, net)	635	894

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		June 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$680,866	$680,866	$366,364	$366,364
Loans held for sale, at lower of cost or fair value (b)	3	15,154	15,154	21,472	21,472
Total Loans held for sale		$696,020	$696,020	$387,836	$387,836

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$7,112,273	$7,112,273	$6,997,127	$6,997,127
Loans held for investment - Restricted for securitization investors (a)	3	8,680	8,680	9,770	9,770
Total loans held for investment		$7,120,953	$7,120,953	$7,006,897	$7,006,897

		June 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Advances, net (c)	3	$761,973	$761,973	$828,239	$828,239
Receivables, net (c)	3	165,185	165,185	187,665	187,665
Mortgage-backed securities (a)	3	1,607	1,607	2,019	2,019
Corporate bonds (a)	2	211	211	211	211
Investment in equity method investee (c)	3	11,878	11,878	—	—

Financial liabilities:
Advance match funded liabilities (c)	3	$530,182	$530,765	$581,288	$581,997
Financing liabilities:
HMBS-related borrowings (a)	3	$6,823,911	$6,823,911	$6,772,711	$6,772,711
Financing liability - MSRs pledged (Rights to MSRs) (a)	3	535,571	535,571	566,952	566,952
Financing liability - Owed to securitization investors (a)	3	8,680	8,680	9,770	9,770
Total Financing liabilities		$7,368,162	$7,368,162	$7,349,433	$7,349,433

Senior secured term loan (c) (d)	2	$—	$—	$179,776	$184,639
Mortgage loan warehouse facilities (c)	3	773,352	773,352	451,713	451,713
MSR financing facilities(c) (d)	3	1,012,478	982,795	437,672	406,860
Senior notes:
Senior notes (c) (d) (f)	2	391,750	406,144	311,898	320,879
OFC Senior notes due 2027 (c) (d) (f)	3	218,850	259,874	—	—
Total Senior notes		$610,600	$666,018	$311,898	$320,879

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a)	3	$17,437	$17,437	$22,706	$22,706
Forward trades - Loans held for sale (a)	2	147	147	(50)	(50)
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	2,250	2,250	(4,554)	(4,554)
Interest rate swap futures (a)	1	2,297	2,297	504	504
TBA forward Pipeline trades (a)	1	(1,580)	(1,580)	—	—
Other	3	(5)	(5)	—	—

MSRs (a)	3	$2,072,518	$2,072,518	$1,294,817	$1,294,817
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 12 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $139.0 million and $51.1 million at June 30, 2021 and December 31, 2020, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.
(f)On March 4, 2021, PMC completed the issuance and sale of $400.0 million aggregate principal amount of senior secured notes. Fair value is based on valuation data obtained from a pricing service. Therefore, these notes are classified as Level 2. Additionally on March 4, 2021 and May 3, 2021, Ocwen completed the private placement of $199.5 million and $85.5 million, respectively, aggregate principal amount of senior secured second lien notes. These notes are classified as Level 3. See Note 12 – Borrowings for additional information.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended June 30, 2021
Beginning balance	$8,820	$(8,820)	$71,367	$1,613	$14,589
Purchases, issuances, sales and settlements
Purchases	—	—	107,206	—	—
Issuances	—	—	—	—	127,386
Sales	—	—	(38,167)	—	—
Settlements	(140)	140	—	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(113,822)
Other assets	—	—	(281)	—	—
Receivables, net	—	—	(555)	—	—
	(140)	140	68,203	—	13,564
Change in fair value included in earnings	—	—	(728)	(6)	(10,716)
Ending balance	$8,680	$(8,680)	$138,842	$1,607	$17,437

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended June 30, 2020
Beginning balance	$22,561	$(21,365)	$25,582	$1,670	$10,478
Purchases, issuances, sales and settlements
Purchases	—	—	58,510	—	—
Issuances	—	—	—	—	69,504
Deconsolidation of mortgage-backed securitization trusts	(10,715)	9,519	—	—	—
Sales	—	—	(58,550)	—	—
Settlements	(182)	326	(426)	—	(62,323)
Transfers (to) from:
Other assets	—	—	(270)	—	—
	(10,897)	9,845	(736)	—	7,181
Change in fair value included in earnings	—	(144)	1,104	56	159
Ending balance	$11,664	$(11,664)	$25,950	$1,726	$17,818

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-backed Securities	IRLCs
Six Months Ended June 30, 2021
Beginning balance	$9,770	$(9,770)	$51,072	$2,019	$22,706
Purchases, issuances, sales and settlements
Purchases	—	—	166,121	—	—
Issuances	—	—	—	—	261,756
Sales	—	—	(71,056)	—	—
Settlements	(1,090)	1,090	—	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(242,386)
Other assets	—	—	(377)	—	—
Receivables, net	—	—	(555)	—	—
	(1,090)	1,090	94,133	—	19,370
Change in fair value included in earnings	—	—	(6,363)	(412)	(24,639)
Ending balance	$8,680	$(8,680)	$138,842	$1,607	$17,437

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-backed Securities	IRLCs
Six Months Ended June 30, 2020
Beginning balance	$23,342	$(22,002)	$—	$2,075	$—
Purchases, issuances, sales and settlements
Purchases	—	—	58,510	—	—
Issuances	—	—	—	—	69,504
Deconsolidation of mortgage-backed securitization trusts	(10,715)	9,519	—	—	—
Sales	—	—	(58,550)	—	—
Settlements	(963)	963	(426)	—	(62,323)
Transfers (to) from:
Receivables, net	—	—	(270)	—	—
	(11,678)	10,482	(736)	—	7,181
Change in fair value included in earnings	—	(144)	1,104	(349)	159
Transfers in and / or out of Level 3	—	—	25,582	—	10,478
Ending balance	$11,664	$(11,664)	$25,950	$1,726	$17,818
A rollforward of the beginning and ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Financing liability - MSRs pledged that we measure at fair value on a recurring and non-recurring basis is provided in Note 5 – Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — Rights to MSRs, respectively.
During the six months ended June 30, 2021, there have been no changes to the methodologies that we use in estimating fair values or classifications under the valuation hierarchy as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The significant unobservable assumptions that we make to estimate the fair value of significant assets and liabilities classified as Level 3 and measured at fair value on a recurring or non-recurring basis are provided below.

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

Significant unobservable assumptions	June 30, 2021	December 31, 2020
Life in years
Range	1.2 to 8.4	0.9 to 8.0
Weighted average	5.7	5.9
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	10.8% to 32.9%	10.6% to 28.8%
Weighted average	16.0%	15.4%
Discount rate	2.2%	1.9%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly lower or higher fair value, respectively. The effects of changes in the assumptions used to value the securitized loans held for investment, excluding future draw commitments, are partially offset by the effects of changes in the assumptions used to value the HMBS-related borrowings that are associated with these loans.
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
A change in the valuation inputs or assumptions may result in a significantly higher or lower fair value measurement. Changes in market interest rates predominantly impact the fair value of Agency MSRs via prepayment speeds by altering the borrower refinance incentive and the non-Agency MSRs due to the impact on advance funding costs. The significant unobservable assumptions used in the valuation of these MSRs include prepayment speeds, delinquency rates, cost to service and discount rates.

Significant unobservable assumptions	June 30, 2021		December 31, 2020
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	9.1%	12.1%	11.8%	11.5%
Weighted average lifetime delinquency rate	2.1%	28.0%	3.0%	28.0%
Weighted average discount rate	8.6%	11.0%	9.2%	11.4%
Weighted average cost to service (in dollars)	$78	$272	$79	$270
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of June 30, 2021 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(68,082)	$(131,504)
Weighted average discount rate	(55,639)	(107,581)
Investment in Equity Method Investee
Our investment in equity method investee is accounted for using the equity method and classified as Level 3 within the valuation hierarchy. The assets and liabilities of the investee are carried at fair value or a value that approximates fair value. Accordingly, the investee’s net asset value approximates its fair value, and its earnings or losses reflect the change in its net asset value, resulting in our recorded investment approximating fair value. See Note 10 - Investment in Equity Method Investee for further details.
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

Significant unobservable assumptions	June 30, 2021	December 31, 2020
Life in years
Range	1.2 to 8.4	0.9 to 8.0
Weighted average	5.7	5.9
Conditional prepayment rate
Range	10.8% to 32.9%	10.6% to 28.8%
Weighted average	16.0%	15.4%
Discount rate	2.0%	1.7%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value, respectively. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
MSRs Pledged (Rights to MSRs)
These MSR pledged liabilities carried at fair value and classified as Level 3 within the valuation hierarchy. We determine the fair value of the pledged MSR liability consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR.

Significant unobservable assumptions	June 30, 2021	December 31, 2020
Weighted average prepayment speed	11.7%	11.5%
Weighted average delinquency rate	29.4%	29.8%
Weighted average discount rate	11.0%	11.4%
Weighted average cost to service (in dollars)	$285	$287
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.

Derivative Financial Instruments
Interest rate lock commitments (IRLCs) are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$500,814	$203,592	$366,364	$208,752
Originations and purchases	3,286,826	1,117,548	6,620,727	1,949,022
Proceeds from sales	(3,094,639)	(1,067,574)	(6,263,654)	(1,872,776)
Principal collections	(11,285)	(8,925)	(16,703)	(15,758)
Transfers from (to):
Loans held for investment, at fair value	777	541	1,678	1,119
Receivables, net	(8,893)	(16,924)	(17,526)	(48,226)
REO (Other assets)	(1,493)	(73)	(3,545)	(841)
Gain (loss) on sale of loans	(1,067)	21,835	(14,799)	28,253
Increase (decrease) in fair value of loans	4,567	(653)	(689)	(2,295)
Other	5,259	3,670	9,013	5,787
Ending balance (1)	$680,866	$253,037	$680,866	$253,037
(1)At June 30, 2021 and 2020, the balances include $(7.4) million and $(7.5) million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance - before Valuation Allowance	$22,471	$49,204	$27,652	$73,160
Proceeds from sales	(1,827)	(16,373)	(6,667)	(46,865)
Principal collections	—	(154)	(214)	(805)
Transfers from (to):
Receivables, net	(492)	(205)	(492)	61
Gain (loss) on sale of loans	125	(227)	514	1,615
Other	1	(365)	(515)	4,714
Ending balance - before Valuation Allowance	20,278	31,880	20,278	31,880

Beginning balance - Valuation Allowance	$(5,462)	$(6,781)	$(6,180)	$(6,643)
(Provision for) reversal of valuation allowance	277	(559)	980	(1,129)
Transfer to (from) Liability for indemnification obligations (Other liabilities)	61	(50)	76	(75)
Sales of loans	—	990	—	1,447
Ending balance - Valuation Allowance	(5,124)	(6,400)	(5,124)	(6,400)

Ending balance, net	$15,154	$25,480	$15,154	$25,480

Gain on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$35,802	$9,128	$70,062	$15,689
Gain (loss) on sale of forward mortgage loans	(4,272)	16,886	(22,839)	23,304
Gain on sale of repurchased Ginnie Mae loans	3,416	4,531	8,316	6,373
	34,946	30,545	55,539	45,366
Change in fair value of IRLCs	3,528	6,334	(5,090)	12,048
Change in fair value of loans held for sale	5,149	147	168	306
Loss on economic hedge instruments (1)	(188)	(3,128)	(188)	(10,320)
Other	(722)	(351)	(1,995)	(522)
	$42,713	$33,547	$48,434	$46,878
(1)Excludes $11.3 million loss and $24.1 million gain on inter-segment economic hedge derivative presented within MSR valuation adjustments, net for the three and six months ended June 30, 2021, respectively. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio. Refer to Note 19 – Business Segment Reporting.

Note 5 – Reverse Mortgages

	Three Months Ended June 30,
	2021		2020
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	7,044,374	(6,778,195)	$6,568,821	$(6,323,091)
Originations	393,707	—	273,142	—
Securitization of HECM loans accounted for as a financing	—	(379,650)	—	(278,391)
Additional proceeds from securitization of HECM loans and tails	—	(14,608)	—	(7,467)
Repayments (principal payments received)	(406,856)	403,770	(195,019)	192,804
Transfers to:
Loans held for sale, at fair value	(777)	—	(541)	—
Receivables, net	31	—	(157)	—
Other assets	(84)	—	(100)	—
Change in fair value included in earnings	81,878	(55,228)	72,846	(61,471)
Ending Balance	$7,112,273	$(6,823,911)	$6,718,992	$(6,477,616)
Securitized loans (pledged to HMBS-Related Borrowings)	$6,928,459	$(6,823,911)	$6,587,943	$(6,477,616)
Unsecuritized loans	183,814		131,049
Total	$7,112,273		$6,718,992

	Six Months Ended June 30,
	2021		2020
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$6,997,127	$(6,772,711)	$6,269,596	$(6,063,434)
Cumulative effect of fair value election (1)	—	—	47,038	—
Originations	720,442	—	568,074	—
Securitization of HECM loans accounted for as a financing (incl. realized fair value changes)	—	(667,480)	—	(590,640)
Additional proceeds from securitization of HECM loans and tails	—	(27,173)	—	(16,165)
Repayments (principal payments received)	(721,009)	715,332	(370,114)	365,233
Transfers to:
Loans held for sale, at fair value	(1,678)	—	(1,119)	—
Receivables, net	(85)	—	(286)	—
REO (Other assets)	(195)	—	(365)	—
Change in fair value	117,671	(71,879)	206,168	(172,610)
Ending Balance	$7,112,273	$(6,823,911)	$6,718,992	$(6,477,616)
Securitized	$6,928,459	$(6,823,911)	$6,587,943	$(6,477,616)
Unsecuritized	183,814		131,049
	$7,112,273		$6,718,992
(1)In conjunction with the adoption of ASU 2016-13, we elected the fair value option for future draw commitments (tails) on HECM reverse mortgage loans purchased or originated before December 31, 2018, which resulted in the recognition of the fair value of such tails through stockholders’ equity on January 1, 2020.

Reverse Mortgage Revenue, net	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain on new originations (1)	$16,163	$14,096	$33,270	$19,611
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	10,487	(2,721)	12,522	13,947
Change in fair value included in earnings, net	26,650	11,375	45,792	33,558
Loan fees and other	2,651	2,384	5,335	2,998
	$29,301	$13,759	$51,127	$36,556
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.

Note 6 – Advances

	June 30, 2021	December 31, 2020
Principal and interest	$248,810	$277,132
Taxes and insurance	338,886	364,593
Foreclosures, bankruptcy, REO and other	181,168	192,787
	768,864	834,512
Allowance for losses	(6,891)	(6,273)
Advances, net	$761,973	$828,239

The following table summarizes the activity in net advances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance - before Allowance for Losses	$792,837	$1,032,180	$834,512	$1,066,448
Acquisition of advances in connection with the purchase of MSRs	4,495	—	4,495	—
New advances	180,317	225,483	383,717	469,028
Sales of advances	(115)	(226)	(248)	(454)
Collections of advances and other	(208,670)	(348,608)	(453,612)	(626,193)
Ending balance - before Allowance for Losses	768,864	908,829	768,864	908,829

Beginning balance - Allowance for Losses	$(6,159)	$(7,373)	$(6,273)	$(9,925)
Provision	(2,394)	(4,532)	(3,896)	(3,771)
Net charge-offs and other	1,662	4,085	3,278	5,876
Ending balance - Allowance for Losses	(6,891)	(7,820)	(6,891)	(7,820)

Ending balance, net	$761,973	$901,009	$761,973	$901,009

Note 7 – Mortgage Servicing

MSRs – At Fair Value	Three Months Ended June 30,
	2021			2020
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$708,663	$691,554	$1,400,217	$294,227	$756,001	$1,050,228
Sales and other transfers	—	—	—	—	(51)	(51)
Additions:
Recognized on the sale of residential mortgage loans	35,802	—	35,802	9,128	—	9,128
Purchase of MSRs	733,538	—	733,538	15,255	—	15,255
Servicing transfers and adjustments	27	(1,633)	(1,606)	11	1,296	1,307
Changes in fair value:
Changes in valuation inputs or assumptions (2)	(42,337)	3,941	(38,396)	5,321	4,471	9,792
Realization of expected cash flows (2)	(27,273)	(29,764)	(57,037)	(18,857)	(21,889)	(40,746)
Ending balance	$1,408,420	$664,098	$2,072,518	$305,085	$739,828	$1,044,913

MSRs – At Fair Value	Six Months Ended June 30,
	2021			2020
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$578,957	$715,860	$1,294,817	$714,006	$772,389	$1,486,395
Sales and other transfers	—	—	—	—	(107)	(107)
Additions:
Recognized on the sale of residential mortgage loans	70,062	—	70,062	15,689	—	15,689
Purchase of MSRs	770,316	—	770,316	46,745	—	46,745
Servicing transfers and adjustments (1)	56	(2,190)	(2,134)	(263,846)	403	(263,443)
Changes in fair value:
Changes in valuation inputs or assumptions (2)	40,149	5,470	45,619	(161,815)	10,342	(151,473)
Realization of expected cash flows (2)	(51,120)	(55,042)	(106,162)	(45,694)	(43,199)	(88,893)
Ending balance	$1,408,420	$664,098	$2,072,518	$305,085	$739,828	$1,044,913
(1)Servicing transfers and adjustments include a $263.7 million derecognition of MSRs effective with the February 20, 2020 notice of termination of the subservicing agreement between NRZ and PMC. See Note 8 — Rights to MSRs for further information.
(2)Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three and six months ended June 30, 2020 in the table above has been recast to conform to current year disclosure, resulting in a $9.5 million and $5.0 million gain, respectively, reclassified from Realization of expected cash flows to Changes in valuation inputs or assumptions.
MSR UPB

	June 30, 2021	March 31, 2021	December 31, 2020	June 30, 2020
Owned MSRs	148,882,743	$91,284,985	$90,174,495	$70,243,789
NRZ pledged MSRs (1)	59,038,668	61,841,181	64,061,198	68,490,109
Total MSR UPB	$207,921,411	$153,126,166	$154,235,693	$138,733,898
(1)MSRs subject to sale agreements with NRZ that do not meet sale accounting criteria. See Note 8 — Rights to MSRs.

We purchased MSRs with a UPB of $67.3 billion and $5.7 billion during the six months ended June 30, 2021 and 2020, respectively. Purchases during the six months ended June 30, 2021 include a bulk MSR acquisition of performing GSE loans from an unrelated third party effective June 1, 2021, with a UPB and fair value of $46.8 billion and $575.3 million, respectively. We sold MSRs with a UPB of $13.1 million and $41.7 million during the six months ended June 30, 2021 and 2020, respectively, mostly to Freddie Mac under the Voluntary Partial Cancellation (VPC) program for delinquent loans.
At June 30, 2021, the S&P Global Ratings, Inc.’s (S&P’s) servicer ratings outlook for PMC is stable. On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, amongst other factors mentioned by S&P. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, OFC.

Servicing Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loan servicing and subservicing fees
Servicing	$79,377	$52,336	$143,269	$107,745
Subservicing	2,617	10,630	6,104	15,820
NRZ	77,716	88,405	158,101	208,073
	159,710	151,371	307,474	331,638
Ancillary income
Late charges	11,447	12,672	20,679	27,311
Recording fees	3,202	3,369	6,854	5,927
Loan collection fees	2,761	2,744	5,711	7,000
Boarding and deboarding fees	2,184	1,077	5,203	1,356
Custodial accounts (float earnings)	1,306	1,590	2,313	7,731
Other, net	3,831	2,417	7,945	5,760
	24,731	23,869	48,705	55,085
	$184,441	$175,240	$356,179	$386,723
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.1 billion, $1.7 billion and $1.9 billion at June 30, 2021, December 31, 2020 and June 30, 2020, respectively.

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

Balance Sheets	June 30, 2021	December 31, 2020
MSRs, at fair value	$535,571	$566,952
Due from NRZ (Receivables) - Subservicing fees and reimbursable expenses	2,616	4,611

Due to NRZ (Other liabilities) - Advance collections, servicing fees and other	$84,288	$94,691
Financing liability - MSRs pledged, at fair value: Original Rights to MSRs Agreements	535,571	566,952

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Operations
Servicing fees collected on behalf of NRZ	$77,716	$88,405	$158,101	$208,073
Less: Subservicing fee retained by Ocwen	22,521	25,523	46,512	54,855
Net servicing fees remitted to NRZ	55,195	62,882	111,589	153,218

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements (1)	(8,393)	(6,810)	(9,944)	(13,879)
2017 Agreements and New RMSR Agreements	—	—	—	(903)
PMC MSR Agreements	—	—	—	40,720
	(8,393)	(6,810)	(9,944)	25,938
Runoff and settlement:
Original Rights to MSRs Agreements (1)	20,910	15,957	38,526	31,699
2017 Agreements and New RMSR Agreements	—	9,979	—	35,121
PMC MSR Agreements	—	—	—	7,492
	20,910	25,936	38,526	74,312

Other	2,868	2,070	5,347	4,688

Pledged MSR liability expense	$39,810	$41,686	$77,660	$48,280
(1) Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three and six months ended June 30, 2020 in the table above has been recast to conform to current year disclosure, resulting in losses of $7.8 million and $5.8 million, respectively, reclassified from Runoff and settlement to Changes in fair value.

	Three Months Ended
	June 30, 2021	June 30, 2020
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	Total
Beginning Balance	$550,364	$591,705	$9,979	$601,684
Changes in fair value:
Original Rights to MSRs Agreements (2)	8,393	6,810	—	6,810
Runoff and settlement:
Original Rights to MSRs Agreements (2)	(20,910)	(15,957)	—	(15,957)
2017 Agreements and New RMSR Agreements	—	—	(9,979)	(9,979)
Calls (1):
Original Rights to MSRs Agreements	(2,276)	—	—	—
Ending Balance	$535,571	$582,558	$—	$582,558

	Six Months Ended
	June 30, 2021	June 30, 2020
Financing Liability - MSRs Pledged	Original Rights to MSRs Agreements	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning Balance	$566,952	$603,046	$35,445	$312,102	$950,593
Additions	—	—	—	—	—
Sales	—	—	—	(226)	(226)
Changes in fair value:
Original Rights to MSRs Agreements (2)	9,944	13,879	—	—	13,879
2017 Agreements and New RMSR Agreements	—	—	903	—	903
PMC MSR Agreements	—	—	—	(40,720)	(40,720)
Runoff and settlement:
Original Rights to MSRs Agreements (2)	(38,526)	(31,699)	—	—	(31,699)
2017 Agreements and New RMSR Agreements	—	—	(35,121)	—	(35,121)
PMC MSR Agreements	—	—	—	(7,492)	(7,492)
Derecognition of Pledged MSR financing liability due to termination of PMC MSR Agreements	—	—	—	(263,664)	(263,664)
Calls (1):
Original Rights to MSRs Agreements	(2,799)	(2,668)	—	—	(2,668)
2017 Agreements and New RMSR Agreements	—	—	(1,227)	—	(1,227)
Ending Balance	$535,571	$582,558	$—	$—	$582,558

(1)Represents the carrying value of MSRs in connection with call rights exercised by NRZ, for MSRs transferred to NRZ under the 2017 Agreements and New RMSR Agreements (each as defined below), or by Ocwen at NRZ’s direction, for MSRs underlying the Original Rights to MSRs Agreements (as defined below). Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.
(2)Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three and six months ended June 30, 2020 in the table above has been recast to conform to current year disclosure, resulting in losses of $7.8 million and $5.8 million, respectively, reclassified from Runoff and settlement to Changes in fair value.

The UPB of loans serviced on behalf of NRZ comprised the following:

	June 30, 2021	December 31, 2020
Ocwen servicer of record (MSR title retained by Ocwen) - Ocwen MSR (1) (2)	$13,145,240	$14,114,602
NRZ servicer of record (MSR title transferred to NRZ) - Ocwen MSR (1)	45,879,500	49,866,082
Ocwen subservicer	2,366,544	3,130,704
Total NRZ UPB	$61,391,284	$67,111,388
(1)The MSR sale transactions did not achieve sale accounting treatment.
(2)NRZ’s associated outstanding servicing advances were approximately $486.6 million as of June 30, 2021.
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
Following the Initial Term, NRZ may extend the term of the Subservicing Agreements and Servicing Addendum for additional three-month periods by providing proper notice. In addition, the Subservicing Agreements and Servicing Addendum may be terminated by Ocwen without cause on an annual basis (in effect a non-renewal) by providing at least 225 days’ notice in advance of the last day of the Initial Term or the last day of each one-year extension of the applicable terms after the Initial Term. NRZ and Ocwen have the ability to terminate the Subservicing Agreements and Servicing Addendum for cause if certain specified conditions occur. The terminations must be terminations in whole (i.e., cover all the loans under the relevant Subservicing Agreement or Servicing Addendum) and not in part, except for limited circumstances specified in the agreements. In addition, if NRZ terminates any of the NRM or Shellpoint Subservicing Agreements or the Servicing Addendum for cause, the other agreements will also terminate automatically.
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
As of June 30, 2021, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $61.4 billion, including $13.1 billion for which title has not transferred to NRZ. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $13.1 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
In addition, as noted above, during the Initial Term, NRZ has the right to terminate the $13.1 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
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

Note 9 – Receivables

	June 30, 2021	December 31, 2020
Servicing-related receivables:
Government-insured loan claims - Forward	$97,739	$103,058
Government-insured loan claims - Reverse	27,216	32,887
Due from custodial accounts	11,949	19,393
Servicing fee due from interim subservicer	9,734	43
Reimbursable expenses	6,446	4,927
Subservicing fees and reimbursable expenses - Due from NRZ	2,616	4,611
Other	2,169	1,087
	157,869	166,006
Income taxes receivable	45,929	57,503
Other receivables	3,235	3,200
	207,033	226,709
Allowance for losses	(41,848)	(39,044)
	$165,185	$187,665
At June 30, 2021 and December 31, 2020, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $41.2 million and $38.3 million at June 30, 2021 and December 31, 2020, respectively. The government-insured claims that do not exceed HUD, VA or FHA insurance limits are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$40,437	$58,103	$38,339	$56,868
Provision	2,579	2,122	7,537	7,194
Charge-offs and other, net	(1,800)	(6,915)	(4,660)	(10,752)
Ending balance	$41,216	$53,310	$41,216	$53,310

Note 10 - Investment in Equity Method Investee
On December 21, 2020, Ocwen entered into a transaction agreement (the Transaction Agreement) with Oaktree Capital Management L.P. and certain affiliates (collectively Oaktree) to form a strategic relationship to invest in MSRs subserviced by PMC. The parties have agreed to invest up to $250.0 million in an intermediate holding company called MAV Canopy Holdco I, LLC (MAV Canopy) held 15% by Ocwen and 85% by Oaktree.
On May 3, 2021, pursuant to the Transaction Agreement, Ocwen contributed MAV, which had total member’s equity and cash balances of approximately $5.0 million, to MAV Canopy, and received 15% of MAV Canopy and cash consideration. MAV is a licensed mortgage servicing company approved to purchase GSE MSRs. PMC and MAV entered into a number of definitive agreements which govern the terms of their business relationship:
Subservicing Agreement. Effective May 3, 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV in exchange for a per-loan subservicing fee and certain other ancillary fees. The subservicing agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. If either party terminates the agreement for cause, the other party is required to pay certain fees and costs.
Joint Marketing Agreement and Recapture Agreement. Effective May 3, 2021, in conjunction with the subservicing agreement, PMC and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PMC is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. The joint marketing agreement and flow MSR sale agreement will continue until terminated by mutual agreement of the parties or for cause, as defined, or at the option of either party if the subservicing agreement is terminated.

Following the execution of the Transaction Agreement and until the parties have contributed their respective aggregate $250.0 million capital contributions, Ocwen has an obligation to provide MAV with a “first look” at MSR investment opportunities presented to Ocwen to acquire Fannie Mae and Freddie Mac MSRs that meet certain criteria, referred as right of first offer. See Note 21 — Commitments for additional information.
On June 1, 2021, MAV acquired Freddie Mac MSRs from a third party with UPB of approximately $8.7 billion. The loans are expected to be subserviced by PMC beginning in the third quarter of 2021.
On June 1, 2021, PMC agreed to sell and MAV agreed to purchase a Fannie Mae MSR portfolio of approximately $4.3 billion (at June 30, 2021), with certain pricing adjustments, subject to MAV obtaining the necessary regulatory approval. MAV has subsequently obtained approval from Fannie Mae and the transaction is expected to close in the third quarter of 2021. Upon closing, although the MSR title has passed, the transaction would not achieve sale accounting and would be accounted for as secured borrowing due to the termination restrictions of the subservicing agreement.
We account for our investments in unconsolidated entities using the equity method. These investments include our investment in MAV Canopy in which we hold a significant, but less than controlling, ownership interest. Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that any other than‐temporary decline in value may have occurred.
Under ASC 323, Investments - Equity Method and Joint Ventures, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated. Ocwen determined it has significant influence over MAV Canopy based on its representation on the MAV Canopy Board of Directors and certain services it provides, amongst other factors. Accordingly, Ocwen deemed it appropriate to account for its investment in MAV Canopy under the equity method.
Our investment in MAV Canopy is comprised of following at June 30, 2021:

Capital contribution	$11,528
Earnings of equity method investee	350
Investment in equity method investee	$11,878
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to its investment in MAV Canopy, the subservicing agreement by PMC and the other agreements described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree as described in Note 12 – Borrowings and Note 14 – Equity. Furthermore, pursuant to the Transaction Agreement, Ocwen entered into an agreement to provide certain administrative services to MAV, including accounting, treasury, human resources, management information, MSR transaction management support, and certain licensing, regulatory and risk management support. Ocwen is entitled to a fee for such services, subject to an annual cap of $0.5 million.

Note 11 – Other Assets

	June 30, 2021	December 31, 2020
Contingent loan repurchase asset	$523,012	$480,221
Derivatives, at fair value	24,585	23,246
Prepaid expenses	20,116	21,176
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Prepaid lender fees, net	10,176	9,556
REO	8,366	7,771
Deferred tax asset, net	3,657	3,543
Security deposits	2,167	2,222
Mortgage backed securities, at fair value	1,607	2,019
Other	3,076	6,556
	$611,935	$571,483

Note 12 – Borrowings

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	June 30, 2021	December 31, 2020
HMBS-related borrowings, at fair value (1)	Loans held for investment	1ML + 244 bps (1)	(1)	$6,823,911	$6,772,711
Other financing liabilities, at fair value
MSRs pledged (Rights to MSRs), at fair value:
Original Rights to MSRs Agreements	MSRs	(2)	(2)	535,571	566,952

Financing liability - Owed to securitization investors, at fair value:
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (3)	Loans held for investment	(3)	Oct. 2033	8,680	9,770
Total Other financing liabilities, at fair value				544,251	576,722
				$7,368,162	$7,349,433
(1)Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS that did not qualify for sale accounting treatment of HECM loans. Under this accounting treatment, the HECM loans securitized with Ginnie Mae remain on our consolidated balance sheets and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related HECM loans. The beneficial interests in Ginnie Mae guaranteed HMBS have no maturity dates, and the borrowings mature as the related loans are repaid. Interest rate is a weighted average based on the pass-through rate of the loans. See Note 2 – Securitizations and Variable Interest Entities.
(2)This pledged MSR liability is recognized due to the accounting treatment of MSR sale transactions with NRZ that did not qualify as sales for accounting purposes. Under this accounting treatment, the MSRs transferred to NRZ remain on the consolidated balance sheet and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related MSRs. This financing liability has no contractual maturity or repayment schedule. See Note 8 — Rights to MSRs for additional information.
(3)Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our unaudited consolidated financial statements. Holders of the debt issued by the consolidated securitization trust entities have recourse only to the assets of the SPE for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. Trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus 0.45%, includes certificates that are Principal Only certificates and are not entitled to receive distributions of interest.

Advance Match Funded Liabilities			Borrowing Capacity		June 30, 2021		December 31, 2020
Borrowing Type	Maturity (1)	Amort. Date (1)	Total	Available (2)	Weighted Average Interest Rate (6)	Balance	Weighted Average Interest Rate (6)	Balance
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2052	Jun. 2022	$80,000	$39,777	2.18%	$40,223	4.26%	$89,396
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	475,000	—	1.49%	475,000	1.49%	475,000
Total Ocwen Master Advance Receivables Trust (OMART)			555,000	39,777	1.54%	515,223	1.93%	564,396
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Aug. 2051	Aug. 2021	70,000	55,041	3.18%	14,959	3.26%	16,892
			$625,000	$94,818	1.59%	$530,182	1.96%	$581,288
(1)The amortization date of our facilities is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance must begin if the note is not renewed or extended. The maturity date is the date on which all outstanding balances must be repaid. In all of our advance facilities, there are multiple notes outstanding. After the amortization date for each note, all collections that represent the repayment of advances pledged to the facility must be applied ratably to each outstanding amortizing note to reduce the balance and, as such, the collection of advances allocated to the amortizing note may not be used to fund new advances.
(2)Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At June 30, 2021, none of the available borrowing capacity of the OMART and OFAF advance financing notes could be used based on the amount of eligible collateral.
(3)Interest is computed based on the lender’s cost of funds plus a margin of 200 bps. On June 30, 2021, the amortization date was extended by one year to June 30, 2022, the interest rate margin was reduced from 400 bps to 200 bps, and the borrowing capacity was reduced to $80.0 million.
(4)The weighted average rate of the notes at June 30, 2021 is 1.49%, with rates on the individual classes of notes ranging from 1.28% to 5.42%.
(5)Interest is computed based on the lender’s cost of funds plus a margin of 300 bps. On June 30, 2021, the amortization date was extended to August 27, 2021.
(6)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees, is computed using the outstanding balance of each respective note and its interest rate at the financial statement date. At June 30, 2021 and December 31, 2020, the balance of unamortized prepaid lender fees was $2.1 million and $4.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Warehouse Facilities				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	June 30, 2021	December 31, 2020
Master repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 220 - 375 bps	June 2022	$99,250	$—	$175,750	$195,773
Master repurchase agreement (4)	LHFS (forward and reverse)	1ML + 325 bps forward; 1ML + 350 bps reverse	Nov. 2021	50,000	69,021	130,979	80,081
Master repurchase agreement (5)	N/A	SOFR + 190 bps; SOFR floor 25 bps	N/A	50,000	—	—	—
Participation agreement (6)	LHFS	(6)	June 2022	71,740	—	78,260	—
Master repurchase agreement (6)	LHFS	(6)	June 2022	—	100,000	—	63,281
Master repurchase agreement (7)	LHFS	(7)	June 2022	—	1,000	—	—
Mortgage warehouse agreement (8)	LHFS	1ML + 350 bps; Floor 5.25%	Jan. 2022	—	50,000	—	11,715
Mortgage warehouse agreement (9)	LHFS (reverse)	1ML + 250 bps; 3.25% floor	Oct. 2021	28,508	—	121,492	73,134
Mortgage warehouse agreement (10)	LHFS	(10)	N/A	37,425	—	112,575	27,729
Master repurchase agreement (11)	LHFS	1ML + 150 - 200 bps; Floor 250 bps	N/A	—	—	154,296	—
Loan and security agreement (12)	HECM (ABO)	Prime Rate + 50 bps	Apr. 2022	—	30,000	—	—
Total mortgage loan warehouse facilities		2.98% (13)		$336,923	$250,021	$773,352	$451,713
(1)1ML was 0.10% and 0.14% at June 30, 2021 and December 31, 2020, respectively.
(2)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, $13.3 million of the available borrowing capacity could be used at June 30, 2021 based on the amount of eligible collateral that could be pledged.
(3)The maximum borrowing under this agreement is $275.0 million, of which $160.0 million is available on a committed basis and the remainder is available at the discretion of the lender. On March 31, 2021, we renewed the facility and the maturity date was extended to June 30, 2022.
(4)The maximum borrowing under this agreement is $250.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. The agreement allows the lender to acquire a 100% beneficial interest in the underlying mortgage loans.
(5)The lender provides financing for up to $50.0 million at the discretion of the lender. The agreement has no stated maturity date. Interest on this facility is based on the Secured Overnight Financing Rate (SOFR).
(6)On June 23, 2021, the facility was renewed for one year to June 23, 2022, the uncommitted borrowing capacity under the participation agreement was increased to $150.0 million and the committed borrowing capacity under the repurchase agreement increased to $100.0 million. The interest rate on repurchase agreement was revised to the stated interest rate of the mortgage loans, less 35 bps with a floor of 3.00% for new originations and less 10 bps with a floor of 3.25% for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean up loans. The interest rate on the participation agreement was revised to the stated interest rate of the mortgage loans, less 35 bps with a floor of 3.00% for new originations. The agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans. On July 23, 2021, we temporarily increased the borrowing capacity under the participation agreement to $300.0 million until September 15, 2021.
(7)On June 20, 2021, the facility was renewed for one year to June 23, 2022.
(8)Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. On January 15, 2021, the maturity date of this facility was extended to January 15, 2022.

(9)Under this agreement, the lender provides financing for up to $150.0 million on an uncommitted basis. On February 1, 2021, the borrowing capacity was temporarily increased from $100.0 million to $150.0 million until February 28, 2021 when it was reduced to $100.0 million. On March 30, 2021, the borrowing capacity was temporarily increased to $150.0 million effective April 1, 2021 until April 29, 2021 when the increase was made permanent.
(10)On May 17, 2021, the total borrowing capacity of this facility, all of which is uncommitted, was increased from $100.0 million to $150.0 million through the addition of a $50.0 million participation interest. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate on the collateral.
(11)On March 29, 2021, we entered into a repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which trust issues a trust certificate that is pledged as the collateral for the borrowings. See Note 2 – Securitizations and Variable Interest Entities for additional information. On March 31, 2021, the trust issued the first certificate of $50.0 million which was increased to $75.0 million on May 28, 2021 and further increased to $225.0 million on July 29, 2021. The second trust certificate of $50.0 million was issued on April 12, 2021 and increased to $100.0 million on July 13, 2021. Additional trust certificates of $25.0 million and $100.0 million were issued for borrowing on June 25, 2021 and July 23, 2021, respectively, under this agreement.
(12)On April 29, 2021, we entered into a revolving facility agreement which provides up to $30.0 million of committed borrowing capacity secured by eligible HECM loans that are active buyouts (ABO), as defined in the agreement.
(13)Weighted average interest rate at June 30, 2021, excluding the effect of the amortization of prepaid lender fees. At June 30, 2021 and December 31, 2020, unamortized prepaid lender fees were $1.5 million and $2.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR financing facilities, net				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	June 30, 2021	December 31, 2020
Agency MSR financing facility (3)	MSRs, Advances	1ML + 325 bps	June 2022	$—	$42,333	$382,667	$210,755
Ginnie Mae MSR financing facility (4)	MSRs, Advances	1ML + 450 bps; 1ML floor 0.50%	Dec. 2021	4,345	—	120,655	112,022
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (5)	MSRs	5.07%	Nov. 2024	—	—	55,116	68,313
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (6)	MSRs	(6)	Feb. 2028	—	—	43,350	47,476
Agency MSR financing facility - revolving loan (7)	MSRs	1yr Swap + 2.50%	June 2026	—	7,929	277,071	—
Agency MSR financing facility - term loan (7)	MSRs	1yr Swap + 2.50%	June 2023	—	—	135,000	—
Total MSR financing facilities		3.37% (8)		4,345	50,262	1,013,859	438,566

Unamortized debt issuance costs - PLS Notes and Agency MSR financing - term loan (9)						(1,381)	(894)
Total MSR financing facilities, net						$1,012,478	$437,672
(1)1ML was 0.10% and 0.14% at June 30, 2021 and December 31, 2020, respectively. 1-year swap rate was 0.18% and 0.19% at June 30, 2021 and December 31, 2020, respectively.
(2)Of the borrowing capacity on MSR financing facilities extended on a committed basis, none of the available borrowing capacity could be used at June 30, 2021 based on the amount of eligible collateral that could be pledged.
(3)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. The maximum amount which we may borrow pursuant to the repurchase agreements is $425.0 million on a committed basis. We also pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of our MSR financing facilities. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities. On March 31, 2021, the facility was upsized to $350.0 million, the interest rate reduced to 1ML plus 325bps, and the maturity was renewed to June 30, 2022. These changes became effective on April 15, 2021. On June 2, 2021, the facility was temporarily upsized to $425.0 million for a period of 90 calendar days ending no later than September 1, 2021.

(4)PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs. Ocwen guarantees the obligations of PMC under the facility. The borrowing capacity is $125.0 million on an uncommitted basis. See (3) above regarding daily margining requirements.
(5)PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement had an initial principal amount of $100.0 million and amortize in accordance with a pre-determined schedule subject to modification under certain events. See Note 2 – Securitizations and Variable Interest Entities for additional information. See (3) above regarding daily margining requirements.
(6)OASIS noteholders are entitled to receive a monthly payment equal to the sum of: (a) 21 basis points of the UPB of the reference pool of Freddie Mac mortgages; (b) any termination payment amounts; (c) any excess refinance amounts; and (d) the note redemption amounts, each as defined in the indenture supplement for the notes. Monthly amortization of the liability is estimated using the proportion of monthly projected service fees on the underlying MSRs as a percentage of lifetime projected fees, adjusted for the term of the notes.
(7)On June 28, 2021, we entered into a facility which includes a $135.0 million term loan and a $285.0 million revolving loan secured by a lien on PMC’s Agency MSRs. See (3) above regarding daily margining requirements.
(8)Weighted average interest rate at June 30, 2021, excluding the effect of the amortization of debt issuance costs and prepaid lender fees.
(9)At June 30, 2021, unamortized debt issuance costs included $0.6 million and $0.7 million on the PLS Notes and the Agency MSR financing facility - term loan, respectively. At June 30, 2021 and December 31, 2020, unamortized prepaid lender fees related to revolving type MSR financing facilities were $6.5 million and $3.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Secured Term Loan, net				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	June 30, 2021	December 31, 2020
SSTL (1)	(1)	1-Month Euro-dollar rate + 600 bps with a Eurodollar floor of 100 bps (1)	May 2022 (1)	$—	$185,000

Unamortized debt issuance costs				—	(4,867)
Discount				—	(357)
				$—	$179,776
(1)On March 4, 2021, we repaid in full the $185.0 million outstanding principal balance. The prepayment resulted in our recognition of an $8.4 million loss on debt extinguishment, including a prepayment premium of 2% of the outstanding principal balance, or $3.7 million.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			June 30, 2021	December 31, 2020
PMC Senior Secured Notes	7.875%	March 2026	$400,000	$—
OFC Senior Secured Notes	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285,000	—
PHH Corporation (PHH) Senior Notes	6.375%	August 2021	—	21,543
PMC Senior Secured Notes	8.375%	November 2022	—	291,509
Principal balance			685,000	313,052
Discount (2)
PMC Senior Secured Notes			(1,948)	—
OFC Senior Secured Notes (3)			(57,033)	—
			(58,981)	—
Unamortized debt issuance costs (2)
PMC Senior Secured Notes			(6,302)	(968)
OFC Senior Secured Notes			(9,117)	—
			(15,419)	(968)
Fair value adjustments			—	(186)
			$610,600	$311,898
(1)Excluding the effect of the amortization of debt issuance costs and discount.
(2)The discount and debt issuance costs are amortized to interest expense through the maturity of the respective notes.
(3)Includes original issue discount (OID) and additional discount related to the concurrent issuance of warrants and common stock. See below for additional information.
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
Issuance of 7.875% Senior Secured Notes due 2026
On March 4, 2021, PMC completed the issuance and sale of $400.0 million aggregate principal amount of 7.875% senior secured notes due March 15, 2026 (the PMC Senior Secured Notes) at a discount of $2.1 million. The PMC Senior Secured Notes are guaranteed on a senior secured basis by Ocwen and PHH and were sold in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act).
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
Prior to March 15, 2023, PMC may, on any one or more occasions, redeem some or all of the PMC Senior Secured Notes at its option at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus a “make-whole” premium equal to the greater of (i) 1.0% of the then outstanding principal amount of such note and (ii) the excess of (1) the present value at the redemption date of the sum of (A) the redemption price of the note at March 15, 2023 (such redemption price is set forth in the table above) plus (B) all required interest payments due on such notes through March 15, 2023 (excluding accrued but unpaid interest), such present value to be computed using a discount rate equal to the Treasury Rate (as defined in the indenture governing the PMC Senior Secured Notes (Indenture)) as of such redemption date plus 50 basis points; over (2) the then outstanding principal amount of such notes, plus accrued and unpaid interest, if any, on the notes redeemed to, but excluding, the redemption date.
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
Issuance of OFC Senior Secured Notes
On March 4, 2021, Ocwen completed the private placement of $199.5 million aggregate principal amount of senior secured notes (the OFC Senior Secured Notes) with an OID of $24.5 million to certain entities owned by funds and accounts managed by Oaktree Capital Management, L.P. (the Oaktree Investors). Concurrent with the issuance of the OFC Senior Secured Notes, Ocwen issued to the Oaktree Investors warrants to purchase shares of its common stock. The $158.5 million proceeds were allocated to the OFC Senior Secured Notes on a relative fair value basis resulting in an initial discount.
On May 3, 2021, Ocwen issued to Oaktree the second tranche of the OFC Senior Secured Notes in an aggregate principal amount of $85.5 million with an OID of $10.5 million. Concurrent with the issuance of the second tranche of OFC Senior Secured Notes, Ocwen issued to the Oaktree Investors shares and warrants to purchase shares of its common stock. The $68.0 million proceeds were allocated to the OFC Senior Secured Notes on a relative fair value basis resulting in an initial discount. See Note 14 – Equity for additional information regarding the issuance of common stock and warrants.
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
The OFC Senior Secured Notes are solely the obligation of Ocwen and are secured by a pledge of substantially all of the assets of Ocwen, including a pledge of the equity of Ocwen’s directly held subsidiaries. The lien on Ocwen’s assets securing the OFC Senior Secured Notes is junior to the lien securing Ocwen’s guarantee of the 7.875% PMC Senior Secured Notes described above. The OFC Senior Secured Notes are not guaranteed by any of Ocwen’s subsidiaries nor are they secured by a pledge or lien on any assets of Ocwen’s subsidiaries.
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligation. At June 30, 2021, the S&P issuer credit rating for Ocwen was “B-”. On February 24, 2021, concurrent with the launch of the PMC bond offering, S&P reaffirmed the ratings at B- and changed the outlook from Negative to Stable. Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Stable from Negative on February 24, 2021. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
As of June 30, 2021, the most restrictive consolidated net worth requirement contained in our debt agreements is a minimum of $275.0 million tangible net worth at Ocwen, as defined, under certain of our mortgage warehouse and MSR financing facilities agreements. The most restrictive liquidity requirement under our debt agreements is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.

Note 13 – Other Liabilities

	June 30, 2021	December 31, 2020
Contingent loan repurchase liability	$523,012	$480,221
Due to NRZ - Advance collections, servicing fees and other	84,288	94,691
MSR purchase price holdback	77,548	20,923
Other accrued expenses	76,215	87,898
Accrued legal fees and settlements	46,926	38,932
Servicing-related obligations	45,422	35,237
Liability for indemnification obligations	43,370	41,920
Checks held for escheat	39,835	35,654
Lease liability	22,593	27,393
Liability for uncertain tax positions	15,961	16,188
Accrued interest payable	14,485	4,915
Liability for unfunded pension obligation	12,512	12,662
Liability for unfunded India gratuity plan	5,864	6,051
Derivatives, at fair value	4,039	4,638
Other	13,766	16,652
	$1,025,836	$923,975

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
As disclosed in Note 12 – Borrowings, concurrent with the issuance of the OFC Senior Secured Notes on March 4, 2021, Ocwen issued to Oaktree warrants to purchase 1,184,768 shares of its common stock (which amount, upon exercise of the warrants, would be equal to 12% of Ocwen’s outstanding common stock as of the date of issuance of such warrants) at an exercise price of $26.82 per share, subject to antidilution adjustments. The warrants may be exercised at any time from the date of issuance through March 4, 2027. While the warrants will not be registered, we entered into a registration rights agreement with Oaktree pursuant to which we will register for resale the shares of common stock issuable upon exercise of the warrants within 18 months after March 4, 2021. On March 4, 2021, the $16.5 million allocated fair value of the warrants was reported as Additional Paid-in Capital in our consolidated balance sheet, net of allocated debt issuance costs of $0.8 million.
On May 3, 2021, concurrent with the issuance of the second tranche of OFC Senior Secured Notes described above, and in connection with the closing of the Transaction Agreement dated December 21, 2020 and disclosed in Note 10 - Investment in Equity Method Investee, we issued to Oaktree 426,705 shares of our common stock, representing 4.9% of our outstanding common stock, at a price per share of $23.15 for an aggregate purchase price of $9.9 million, and warrants to purchase 261,248 shares of our common stock (which amount was equal to 3% of Ocwen’s outstanding common stock as of the date of issuance of such warrants) at a price per share of $24.31 in consideration of the transaction. The warrants may be exercised at any time from the date of issuance through May 3, 2025. The issuance of the shares of common stock, warrants, and the shares of common stock issuable upon exercise of the warrants will not be registered under the Securities Act. These securities were or will be (as applicable) issued in a private placement exempt from the registration requirements of the Securities Act. On May 3, 2021, the $12.6 million allocated fair value of the common stock and $4.3 million allocated fair value of the warrants was reported as Common Stock, for face value of common stock issued and Additional Paid-in Capital in our consolidated balance sheet, net of allocated debt issuance costs of $0.5 million.

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the six months ended June 30, 2021 and 2020.

	June 30, 2021			December 31, 2020
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	Jul. 2021	$80,000	$238	Jan. 2021	$30,000	$34
Forward loans IRLCs	Aug. - Oct. 2021	995,020	17,141	Apr. 2021	619,713	22,224
Reverse loans IRLCs	Jul. 2021	68,383	296	Jan. 2021	11,692	482
TBA forward Pipeline trades	Jul. - Aug. 2021	1,263,000	160	N/A	—	—
TBA forward MBS trades	Aug. 2021	660,000	2,250	N/A	—	—
Interest rate swap futures	Sep. 2021	450,000	4,500	Mar. 2021	593,500	504
Other	N/A	—	—	N/A	—	2
Total		$3,516,403	$24,585		$1,254,905	$23,246

Derivative Liabilities (Other liabilities)
Forward sales of Reverse loans	Aug. 2021	$20,000	$(91)	Jan. 2021	$20,000	$(84)
TBA forward Pipeline trades	Jul. - Aug. 2021	1,260,000	(1,740)	N/A	—	—
TBA forward MBS trades	N/A	—	—	Jan. 2021	400,000	(4,554)
Interest rate swap futures	Sep. 2021	600,000	(2,203)	N/A	—	—
Other	N/A	—	(5)	N/A	—	—
Total		$1,880,000	$(4,039)		$420,000	$(4,638)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Gain / (Loss)		Gain / (Loss)
	Amount	Financial Statement Line	Amount	Financial Statement Line
Derivative
Forward loans IRLCs	$(5,074)	Gain on loans held for sale, net	$12,088	Gain on loans held for sale, net
Reverse loans IRLCs	(186)	Reverse mortgage revenue, net	892	Reverse mortgage revenue, net
Forward LHFS trades	—	Gain on loans held for sale, net	—	Gain on loans held for sale, net
TBA forward pipeline trades	(188)	Gain on loans held for sale, net (Economic hedge)	—	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures and TBA forward MBS trades	—	Gain on loans held for sale, net (Economic hedge)	(9,563)	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures and TBA forward MBS trades	9,297	MSR valuation adjustments, net	42,811	MSR valuation adjustments, net
Forward sales of Reverse loans	197	Reverse mortgage revenue, net	(168)	Reverse mortgage revenue, net
Other	(16)	Gain on loans held for sale, net	(796)	Gain on loans held for sale, net
Total	$4,030		$45,263

Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds, among other factors.
Through May 2021, management maintained a macro-hedging strategy to reduce the volatility of the MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy was targeted at mitigating the residual exposure, which we referred to as our net MSR portfolio exposure. We defined our net MSR portfolio exposure as follows:
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
In the first and second quarters of 2021, we also included in our MSR portfolio the exposure related to expected future MSR bulk acquisitions subject to letters of intent.
Effective May 2021, management started hedging its MSR portfolio and its pipeline separately (see below for further description of pipeline hedging), effectively ending the macro-hedge strategy previously in place. Under the new MSR hedging strategy, the net MSR portfolio exposure is now defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent,
•less the Agency MSRs subject to our agreements with NRZ (See Note 8 — Rights to MSRs),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings.
We determine and monitor daily the hedge coverage based on the duration and interest rate sensitivity measures of our MSR portfolio exposure, considering market and liquidity conditions. Our MSR hedging strategy is intended to provide partial coverage of our MSR portfolio exposure. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations.
The derivative instruments are subject to margin requirements, posted as either initial margin or variation margin. Ocwen may be required to post or may be entitled to receive cash collateral with its counterparties through margin calls, based on daily value changes of the instruments. Changes in market factors, including interest rates, and our credit rating could require us to post additional cash collateral and could have a material adverse impact on our financial condition and liquidity.
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 60 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 5 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans held for sale and interest rate lock commitments is economically hedged with derivative instruments, including forward sales of Agency “to be announced” securities (TBAs). We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within gain on loans held-for-sale in our consolidated statements of operations.
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
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into any forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange gains (losses) were $(0.1) million and $0.1 million for the three and six months ended June 30, 2021, respectively, and $(0.1) million and $(0.9) million during the three and six months ended June 30, 2020, respectively, and are reported in Other, net in the consolidated statements of operations.

Note 16 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Senior notes	$16,954	$6,658	$26,450	$13,319
Mortgage loan warehouse facilities	6,404	3,138	11,688	6,599
MSR financing facilities	4,754	3,699	9,326	8,736
Advance match funded liabilities	4,265	7,311	8,761	12,976
SSTL	—	4,796	2,957	11,590
Other	1,139	1,158	2,786	3,522
	$33,516	$26,760	$61,968	$56,742

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
We recognized income tax benefit, exclusive of the impact of the CARES Act recognized in 2020, of $11.9 million and $7.9 million for the three months ended June 30, 2021 and 2020, respectively, and $8.8 million and $5.0 million for the six months ended June 30, 2021 and 2020, respectively, primarily due to the favorable resolution of various uncertain tax positions in both the second quarters of 2021 and 2020. Additional income tax benefit was recognized related to pre-tax losses incurred during these periods.

Note 18 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the three and six months ended June 30, 2021, and the six months ended June 30, 2020, we have excluded the effect of all stock options, common stock awards and warrants from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per share
Net income (loss)	$(10,322)	$1,954	$(1,779)	$(23,535)

Weighted average shares of common stock	8,999,544	8,651,273	8,844,637	8,820,931

Basic earnings (loss) per share	$(1.15)	$0.23	$(0.20)	$(2.67)

Diluted earnings (loss) per share
Net income (loss)	$(10,322)	$1,954	$(1,779)	$(23,535)

Weighted average shares of common stock	8,999,544	8,651,273	8,844,637	8,820,931
Effect of dilutive elements
Common stock awards	—	10,217	—	—
Dilutive weighted average shares of common stock	8,999,544	8,661,490	8,844,637	8,820,931

Diluted earnings (loss) per share	$(1.15)	$0.23	$(0.20)	$(2.67)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	119,262	211,729	149,744	245,410
Market-based (2)	41,528	125,397	41,528	125,397
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

Note 19 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the six months ended June 30, 2021, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Effective with the fourth quarter of 2020, we have reported the results of Reverse Servicing within the Servicing segment. Previously, the Reverse Servicing business was included in the reported results of the Originations segment. This alignment of our business segments is consistent with a change in the management of the business and a change in the internal management reporting to the chief operating decision maker. Segment results for 2020 have been recast to conform to the current segment presentation. Reverse Servicing generated Revenue and Income (loss) before income taxes of $(3.4) million and $(7.4) million, respectively, for the three months ended June 30, 2020, and $12.6 million and $4.7 million for the six months ended June 30, 2020. Reverse Servicing assets consist primarily of securitized Loans held for investment - Reverse Mortgages.

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
Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. Beginning in the third quarter of 2020, we began allocating interest expense on corporate debt, including the SSTL and Senior Notes, used to fund servicing advances and other servicing assets from Corporate Items and Other to the Servicing segment (excluding Reverse Servicing). Amortization of debt issuance costs and discount are excluded from the interest expense allocation. The interest expense related to the corporate debt has been allocated to the Servicing segment for periods prior to the third quarter of 2020 to conform to the current period presentation. The interest expense allocation for the six months ended June 30, 2020 is $19.9 million, and $9.5 million for the three months ended June 30, 2020.
As a result of our risk management strategy to hedge the interest rate risk of our net MSR portfolio, the fair value changes of third-party derivative instruments were reported within MSR valuation adjustments, net. For management segment reporting purposes, we established inter-segment derivative instruments to transfer the risks and allocate the associated fair value changes of derivatives between Servicing and Originations, and specifically between MSR valuation adjustments, net and Gain on loans held for sale, net (Gain/loss on economic hedge instruments). In the second quarter of 2021, we began separately hedging our MSR portfolio and pipeline. We may, from time to time, establish intersegment derivative instruments between our MSR and pipeline hedging strategies to optimize the use of third-party derivatives. The inter-segment derivative fair value changes are eliminated in the consolidated financial statements in the Corporate Elimination column in the table below.
Financial information for our segments is as follows:

	Three Months Ended June 30, 2021
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$182,141	$2,300	$—	$—	$184,441
Reverse mortgage revenue, net	10,487	18,814	—	—	29,301
Gain on loans held for sale, net (1)	4,130	27,273	—	11,310	42,713
Other revenue, net	497	6,986	1,507	—	8,990
Revenue	197,255	55,373	1,507	11,310	265,445

MSR valuation adjustments, net (1)	(69,948)	8,808	—	(11,310)	(72,450)

Operating expenses	83,626	39,687	26,495	—	149,808

Other (expense) income:
Interest income	1,232	2,862	94	—	4,188
Interest expense	(23,311)	(4,701)	(5,504)	—	(33,516)
Pledged MSR liability expense	(39,845)	—	35	—	(39,810)
Earnings of equity method investee	—	—	350	—	350
Other	2,892	(168)	640	—	3,364
Other expense, net	(59,032)	(2,007)	(4,385)	—	(65,424)

Income (loss) before income taxes	$(15,351)	$22,487	$(29,373)	$—	$(22,237)

	Three Months Ended June 30, 2020
Results of Operations	Servicing	Originations		Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Servicing and subservicing fees	$175,188	$7		$45	$—	$175,240
Reverse mortgage revenue, net	(2,721)	16,480		—	—	13,759
Gain on loans held for sale, net	3,781	29,766		—	—	33,547
Other revenue, net	817	2,663	—	998	—	4,478
Revenue	177,065	48,916		1,043	—	227,024

MSR valuation adjustments, net	(37,074)	13,640		—	—	(23,434)

Operating expenses	86,415	25,075		33,319	—	144,809

Other (expense) income:
Interest income	2,155	1,157		254	—	3,566
Interest expense	(22,997)	(1,751)		(2,012)	—	(26,760)
Pledged MSR liability expense	(41,714)	—		28	—	(41,686)
Other	2,466	(8)		(2,515)	—	(57)
Other expense, net	(60,090)	(602)		(4,245)	—	(64,937)

Income (loss) before income taxes	$(6,514)	$36,879		$(36,521)	$—	$(6,156)

	Six Months Ended June 30, 2021
Results of Operations	Servicing	Originations		Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$351,496	$4,683		$—	$—	$356,179
Reverse mortgage revenue, net	12,521	38,606		—	—	51,127
Gain on loans held for sale, net (1)	7,651	64,866		—	(24,083)	48,434
Other revenue, net	999	13,503		2,797	—	17,299
Revenue	372,667	121,658		2,797	(24,083)	473,039

MSR valuation adjustments, net (1)	(92,638)	17,313		—	24,083	(51,242)

Operating expenses	166,379	77,016		46,042	—	289,437

Other (expense) income:
Interest income	2,489	5,428		207	—	8,124
Interest expense	(43,619)	(8,252)		(10,097)	—	(61,968)
Loss on extinguishment of debt	—	—		(15,458)	—	(15,458)
Pledged MSR liability expense	(77,727)	—		67	—	(77,660)
Earnings of equity method investee	—	—		350	—	350
Other	3,345	(119)		428	—	3,654
Other expense, net	(115,512)	(2,943)		(24,503)	—	(142,958)

Income (loss) before income taxes	$(1,862)	$59,012		$(67,748)	$—	$(10,598)

	Six Months Ended June 30, 2020
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations	Business Segments Consolidated
Servicing and subservicing fees	$386,657	$8	$58	$—	$386,723
Reverse mortgage revenue, net	13,953	22,603	—	—	36,556
Gain on loans held for sale, net	4,010	42,868	—	—	46,878
Other revenue, net	1,975	5,109	3,625	—	10,709
Revenue	406,595	70,588	3,683	—	480,866

MSR valuation adjustments, net	(211,522)	13,968	—	—	(197,554)

Operating expenses	170,894	48,027	63,102	—	282,023

Other (expense) income:
Interest income	4,684	2,780	1,497	—	8,961
Interest expense	(47,576)	(4,185)	(4,981)	—	(56,742)
Pledged MSR liability expense	(48,337)	—	57	—	(48,280)
Other	6,121	(30)	(4,820)	—	1,271
Other expense, net	(85,108)	(1,435)	(8,247)	—	(94,790)

Income (loss) before income taxes	$(60,929)	$35,094	$(67,666)	$—	$(93,501)
(1)Corporate Eliminations for the three and six months ended June 30, 2021 includes an inter-segment derivatives elimination of $11.3 million and $24.1 million, respectively, with a corresponding offset in MSR valuation adjustments, net; nil for the three and six months ended June 30, 2020.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
June 30, 2021	$10,747,791	$641,931	$377,988	$11,767,710

December 31, 2020	$9,847,603	$379,233	$424,291	$10,651,127

June 30, 2020	$9,510,084	$291,085	$509,269	$10,310,438

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended June 30, 2021
Depreciation expense	$168	$26	$2,015	$2,209
Amortization of debt issuance costs and discount	129	—	1,480	1,609

Three months ended June 30, 2020
Depreciation expense	$218	$34	$6,844	$7,096
Amortization of debt issuance costs and discount	116	—	1,403	1,519

Six Months Ended June 30, 2021
Depreciation expense	$376	$49	$4,641	$5,066
Amortization of debt issuance costs and discount	258	—	2,974	3,232

Six months ended June 30, 2020
Depreciation expense	$433	$71	$10,589	$11,093
Amortization of debt issuance costs and discount	228	—	3,953	4,181

Note 20 – Regulatory Requirements
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the Consumer Financial Protection Bureau (CFPB), HUD, the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Authority (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
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
In addition, a number of foreign laws and regulations apply to our operations outside of the U.S., including laws and regulations that govern licensing, privacy, employment, safety, payroll and other taxes and insurance and laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Our foreign subsidiaries are subject to inquiries and examinations from foreign governmental regulators in the countries in which we operate outside of the U.S.
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at June 30, 2021. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business. The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $417.1 million at June 30, 2021. PMC’s net worth was $536.5 million at June 30, 2021. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and was $47.4 million at June 30, 2021. PMC’s liquid assets were $224.0 million at June 30, 2021.
We have faced and expect to continue to face heightened regulatory and public scrutiny as an organization and have entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. Our failure to comply with our settlement obligations to our regulators or with applicable federal, state, local and foreign laws, regulations, licensing requirements and agency guidelines could lead to (i) administrative fines, penalties, sanctions or litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) additional costs to address these matters and comply with the terms of any resulting resolutions, (vii) suspension or termination of our approved agency seller/servicer status, (viii) inability to raise capital or otherwise fund our operations and (ix) inability to execute on our business strategy, which could have a material adverse impact on our business, reputation, results of operations, liquidity and financial condition.
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

Note 21 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.0 billion at June 30, 2021. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2021, we funded $91.8 million out of the $2.0 billion borrowing capacity as of December 31, 2020. We also had short-term commitments to lend $995.0 million and $68.4 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2021. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.

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
Activity with regard to HMBS repurchases, primarily MCA repurchases, are as follows:

	Six Months Ended June 30, 2021
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	141	$29,852	317	$56,449	458	$86,301
Additions	129	36,681	126	25,141	255	61,822
Recoveries, net (1)	(161)	(38,404)	(76)	(10,055)	(237)	(48,459)
Transfers	(11)	(4,713)	11	4,713	—	—
Changes in value	—	9	—	(1,484)	—	(1,475)
Ending balance	98	$23,425	378	$74,764	476	$98,189
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of June 30, 2021, our servicing portfolio included significant client relationships with NRZ which represented 26% and 36% of our servicing portfolio UPB and loan count, respectively, and approximately 63% of all delinquent loans that Ocwen services. The current terms of our agreements with NRZ extend through July 2022. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has rights to terminate the legacy Ocwen agreements for convenience.
MAV Right of First Offer
Until Ocwen and Oaktree have funded their pro-rata shares of the $250 million total investment in MAV, Ocwen and its affiliates may not acquire, without Oaktree’s prior written approval, GSE MSRs that meet certain underwriting and other criteria (such criteria are referred to as the “buy-box”) unless Ocwen notifies MAV of the opportunity and MAV does not pursue it by submitting a competitive bid to the MSR seller.
In addition, until the earlier of (i) the time that MAV has been fully funded and (ii) May 3, 2024 (subject to two annual extensions by mutual agreement), if Ocwen seeks to sell any GSE MSRs that meet the buy-box, Ocwen must first offer such MSRs to MAV before initiating a sale process with a third party. If MAV does not accept Ocwen’s offer, Ocwen may sell the MSRs to a third party on terms no more favorable to the purchaser than those offered to MAV. The price at which Ocwen and its affiliates will offer MSRs to MAV will be based on the valuation of an independent third-party. This first offer provision does not apply to MSRs acquired by PMC prior to May 3, 2021.
Ocwen and Oaktree have agreed to reasonably consider additional sources of MSR purchases that Ocwen or PMC may pursue to support each such party’s balance sheet and acquisition opportunities, including reallocating MSR opportunities and MSR origination channels to MAV or PMC, as applicable.
Acquisition
On June 17, 2021, PMC entered into an asset purchase agreement with Reverse Mortgage Solutions, Inc. (RMS) and its parent, Mortgage Assets Management, LLC (MAM), to acquire certain assets of RMS related to reverse mortgage subservicing, including subservicing contracts and foreclosed properties. PMC has extended employment offers to approximately 270 RMS employees and will assume certain liabilities, including those in connection with the continuing employees. As of June 30, 2021, RMS serviced approximately 37,000 reverse mortgages, or approximately $8.4 billion in UPB. As part of the transaction, PMC expects to become the subservicer under a five-year subservicing agreement for reverse mortgages owned by RMS and MAM.
The aggregate purchase price is estimated to be approximately $12.4 million and will be subject to certain post-closing adjustments. The transaction is expected to close in the second half of 2021, subject to appropriate regulatory approvals and other customary closing conditions.

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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by fair-housing advocates, commercial counterparties, including claims by parties to whom we have sold loans, MSRs or other assets, parties on whose behalf we service or serviced mortgage loans, parties who provide ancillary services including property preservation and other post-foreclosure related services, and parties who provide or provided consulting or other services to Ocwen.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws and federal and local bankruptcy rules. Such proceedings include wrongful foreclosure and eviction actions, bankruptcy violation actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to inspection fees, foreclosure attorneys’ fees, reinstatement fees, foreclosure registration fees, payment processing, payment facilitation or payment convenience fees, claims related to ancillary products marketed and sold to borrowers, claims related to call recordings, claims regarding certifications of our legal compliance related to our participation in certain government programs, claims related to improper occupancy inspections, and claims related to untimely recording of mortgage satisfactions. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are improperly assessed and/or marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, and (4) certain legacy mortgage reinsurance arrangements violated RESPA. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $46.9 million at June 30, 2021. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2021.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and state laws similar to the FDCPA. Ocwen has recently agreed to a settlement in principle of a putative class action, Morris v. PHH Mortgage Corp., filed in March 2020 in the United States District Court for the Southern District of Florida, alleging that PMC’s and legacy Ocwen’s practices of charging a fee to borrowers who voluntarily choose to use certain optional expedited payment options violates the FDCPA and its state law analogs. Several similar putative class actions have been filed against PMC and Ocwen since July 2019. Following mediation, PMC agreed to the terms of a settlement agreement to resolve all claims in the Morris matter. A motion requesting preliminary approval of the settlement was filed on August 25, 2020. Several third parties, including a group of State Attorneys General, have filed papers opposing preliminary approval, and these third parties could ultimately file objections to the proposed settlement. Following the preliminary approval hearing, PMC and plaintiffs renegotiated portions of the settlement agreement to address several questions raised by the Court, and subsequently filed a renewed motion for preliminary approval. Ocwen expects final approval of the Morris settlement will resolve the claims of the majority of the putative class members described in the other similar cases that Ocwen is defending. Ocwen cannot guarantee that the proposed settlement will receive final approval and in the absence of such approval, Ocwen cannot predict the eventual outcome of the Morris proceeding and similar putative class actions.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities in alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al., No. 1:08-cv-00759-DAD-BAM (E.D. Ca.). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2, 2007 and December 31, 2009. PHH has asserted numerous defenses to the merits of the case. On August 12, 2020, the Court granted, in part, Plaintiffs’ Motion for Partial Summary Judgment. The only issue remaining for trial is whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. Pre-trial conferences were held on February 1, 2021 and May 24, 2021. Following the pre-trial conferences, the Court scheduled trial to begin on February 15, 2022. PHH accrued $2.5 million when the case was filed in 2008 and that amount is included in the $46.9 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition liquidity and results of operations could be materially and adversely affected.
The same plaintiffs who filed a TCPA class action against Ocwen subsequently filed a similar class action against trustees of RMBS trusts based on vicarious liability for Ocwen’s alleged non-compliance with the TCPA. This class action filed against the trustees has settled, and while the trustees previously have indicated their intent to seek indemnification from Ocwen based on the vicarious liability claims, they have yet to take any formal action. Additional lawsuits have been and may be filed against us in relation to our TCPA compliance. However, a recent Supreme Court decision significantly undercuts the predominant theory of liability under the TCPA, and should provide even greater defenses on which Ocwen can rely when defending existing lawsuits or any additional lawsuits that may be filed. Nevertheless, given the recency of this Supreme Court decision, and the lack of opportunity for lower courts to interpret and apply it, it remains difficult to predict the possible loss or range of loss, if any, above the amount accrued or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against these lawsuits. If our efforts to defend these lawsuits are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al.; 2:14-cv-02597-MCE-DB. Ocwen’s motion for summary judgment, filed in June 2019, was denied in May 2020; however, the court did rule that plaintiff’ recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. A jury trial was recently rescheduled to commence March 7, 2022. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.

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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions. We may also on occasion be subject to foreign regulatory actions in the countries where we operate outside the U.S. Where we determine that a loss contingency is probable in connection with a regulatory matter and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to regulatory matters that materially exceed any accrued amount. Predicting the outcome of any regulatory matter is inherently difficult and we generally cannot predict the eventual outcome of any regulatory matter or the eventual loss, if any, associated with the outcome.
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
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB thereafter filed a notice of appeal. The Eleventh Circuit held an appellate mediation on June 23, 2021, but the parties did not resolve the case. The initial round of appellate briefing is scheduled to conclude August 12, 2021.
Our current accrual with respect to this matter is included in the $46.9 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
At June 30, 2021 and June 30, 2020, we had outstanding representation and warranty repurchase demands of $50.7 million UPB (267 loans) and $43.7 million UPB (262 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Six Months Ended June 30,
	2021	2020
Beginning balance (1)	$40,374	$50,838
Provision (reversal) for representation and warranty obligations	458	1,725
New production liability	1,993	522
Charge-offs and other (2)	(1,247)	(8,673)
Ending balance (1)	$41,578	$44,412
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2021.
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
Note 23 – Subsequent Events
On July 26, 2021, we exercised call rights with respect to certain Non-Agency trusts, acquiring the underlying residential mortgage loans previously held in the trusts. We hold rights with respect to certain Non-Agency securitizations serviced by us whereby, when the collateral balance falls below a pre-determined threshold, we have the ability to collapse the related trusts and acquire the underlying residential mortgage loans. Upon execution of the July 2021 transaction, we classified the acquired loans as held for sale. The loans are expected to be sold in the third quarter of 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts and unless otherwise indicated)

Effective February 10, 2021, the SEC issued Release No. 33-10890 adopting amendments to Regulation S-K to modernize, simplify and enhance certain financial disclosure requirements. This release amends, among other items, Item 303 of Regulation S-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A). While adoption is not required until fiscal years ending on or after August 9, 2021, we elected to adopt the amended Item 303 of Regulation S-K commencing with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. As a result, we compare our quarterly results to the immediately preceding quarter instead of the corresponding quarter of the preceding year. We believe it is helpful to compare our quarterly results to the immediately preceding quarter, because the mortgage industry and our business can be affected by a rapidly changing environment. In addition, we continuously transform our operations and internally measure our performance relative to the most recent period. Accordingly, we believe a comparison of our results of operations to the immediately preceding quarter provides a more relevant and meaningful analysis for investors to assess our performance than a comparison to the corresponding quarter of the preceding year. As required, we continue to compare our year-to-date results to the corresponding year-to-date results of the preceding year.

OVERVIEW
General
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing approximately 1.3 million loans with a total UPB of $237.3 billion on behalf of more than 4,000 investors and 110 subservicing clients. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our recapture, retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel, in the second quarter of 2021, compared with the preceding quarter and the year-to-date volume compared with the year-to-date volume of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In the second quarter of 2021, we closed two large bulk MSR acquisitions that aggregated to $55.1 billion, mostly GSE newly originated loans, resulting in our GSE MSR portfolio doubling its size in the quarter. Our non-bulk Originations volume remained mostly consistent with the prior quarter ($9.6 billion vs $9.4 billion or 2% increase) despite increased competition, including within the Correspondent channel and Agency Cash Window programs.

$ in billions	UPB
	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Mortgage servicing originations
Recapture MSR (1)	$0.61	$0.56	$1.17	$0.51
Correspondent MSR (1)	2.49	2.63	5.12	1.17
Flow and Agency Cash Window MSR purchases (2)	6.17	5.99	12.15	4.18
Reverse mortgage servicing (3)	0.34	0.26	0.60	0.44
Total servicing originations	9.61	9.44	19.05	6.30
Bulk MSR purchases (2)	55.13	—	55.13	1.54
Total servicing additions	64.74	9.44	74.18	7.84
Subservicing additions (4)	3.93	4.09	8.02	7.73
Total servicing and subservicing UPB additions	$68.67	$13.53	$82.20	$15.57
(1)Represents the UPB of loans that have been originated or purchased during the respective periods and for which we recognize a new MSR on our consolidated balance sheets upon sale or securitization.
(2)Represents the UPB of loans for which the MSR is purchased.
(3)Represents the UPB of reverse mortgage loans that have been securitized on a servicing retained basis. The loans are recognized on our consolidated balance sheets under GAAP without any separate recognition of MSRs.
(4)Interim subservicing, excluding the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.
In addition, we launched our joint venture MSR investment with Oaktree. In June 2021, Oaktree and Ocwen invested in their respective equity share (85% and 15%) to fund MAV’s purchase of an $8.7 billion GSE MSR that PMC will subservice starting in the third quarter of 2021.

On June 17, 2021, PMC entered into an asset purchase agreement with Reverse Mortgage Solutions, Inc. (RMS) and its parent, Mortgage Assets Management, LLC (MAM), to acquire certain assets of RMS related to reverse mortgage subservicing. The transaction is expected to close in the second half of 2021, subject to customary closing conditions including regulatory approval. PMC will become the subservicer under a five-year subservicing agreement for reverse mortgages owned by RMS and MAM. RMS serviced approximately 37,000 loans with UPB of $8.4 billion as of June 30, 2021. The transaction would effectively double the size of our reverse servicing business in a capital efficient manner and allow for further economies of scale as we develop our in-house reverse servicing platform.
The following table summarizes the average volume of our Servicing segment during the current quarter, compared with the preceding quarter and the same quarter of the prior year. The average volume of Servicing is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans drives the gross revenue and expenses, and their timing. In the second quarter of 2021, we have increased our total average servicing portfolio by $10.5 billion, with GSE MSR bulk acquisitions growing our owned MSR portfolio and offsetting the significant runoff on our servicing and subservicing portfolios due to historical refinancing activities by borrowers. In addition to runoff, the NRZ portfolio declined as a result of the termination by NRZ of the PMC servicing agreement resulting in the deboarding of loans with $34.2 billion of UPB in September and October 2020. This quarter established the foundation of a transformed servicing portfolio, with the significant addition of a high credit quality GSE MSR portfolio and the continued reduction of our non-Agency servicing, also reducing our concentration with NRZ servicing agreements.

$ in billions	Average UPB
	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Owned MSR	$108.3	$90.4	$100.5	$68.1
NRZ	62.9	65.8	64.3	114.9
Subservicing	17.9	22.7	20.9	17.7
Reverse mortgage loans	6.7	6.7	6.7	6.4
Commercial and other servicing	1.0	0.7	0.8	1.0
Total serviced UPB (average)	$196.8	$186.3	$193.2	$208.1
As of June 30, 2021, the total serviced UPB amounted to $237.3 billion. Refer to Note 7 – Mortgage Servicing for further detail of the MSR UPB.
Financial Highlights
Results of operations for the second quarter of 2021
•Net loss of $10 million, or $(1.15) per share basic and diluted
•Servicing fee revenue of $184 million
•Originations gain on sale of $27 million
•$21 million MSR valuation loss on our owned MSRs attributable to rate and assumption changes, net of hedging
Financial condition at the end of the second quarter of 2021
•Stockholders’ equity of $447 million, or $48.66 book value per common share
•MSR investment of $2.1 billion, with $0.7 billion net additions in the quarter
•Liquidity position of $244 million
•Total assets of $11.8 billion
Business Initiatives
In 2021, we have established five key operating objectives to drive improved value for shareholders, as our near-term priority remains to return to sustainable profitability. Our objectives are focused on:
•Accelerating growth, by expanding our client base and our product offerings, and by leveraging our MSR asset vehicle with Oaktree;
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
MAV and Oaktree Relationship
On May 3, 2021, we formally launched our MSR Asset Vehicle (MAV) and entered into a number of definitive agreements with Oaktree. Oaktree and Ocwen committed 85% and 15%, respectively, to fund GSE MSR investments on a pro rata basis up to a total aggregate commitment of $250 million. This joint venture is structured to provide Oaktree with MSR investment opportunities and returns, while providing PMC scale and income through subservicing and recapture services. Additionally, PMC earns direct MSR investment income through its 15% ownership stake and potential carried interest on investment returns exceeding certain thresholds. Under the arrangement, MAV has a non-compete to purchase certain GSE MSRs through specific channels in cooperation with PMC. In addition, Ocwen must offer MAV the first opportunity to purchase GSE MSRs sold by Ocwen or its affiliates that meet certain criteria. Both the non-compete and the right of first offer are subject to various restrictions and in effect until MAV has been fully funded, or, if earlier, in the case of the right of first offer, until December 21, 2023 (subject to mutual consent). In exchange, PMC receives exclusive subservicing and recapture rights, subject generally to ongoing performance and financial standards.
The agreements did not result in any financial impact to the financial statements as of June 30, 2021, nor for the second quarter of 2021. Subservicing and recapture activities are expected to start in the third quarter of 2021.
COVID-19 Pandemic Update
Our financial performance in 2020 was affected by the Coronavirus Disease 2019 (COVID-19) pandemic, mostly due to large losses on MSRs and lower revenue in our Servicing business, partially offset by the growth and profitability of our Originations business. Furthermore, the CARES Act allowed us to recognize income tax benefits in 2020 mostly due to the carryback of a portion of our prior net operating losses.
During the first and second quarters of 2021, our businesses continued to be impacted by the COVID-19 pandemic, with the Servicing business negatively affected by the loans placed under forbearance and the moratorium on foreclosures, and by elevated prepayments of our servicing portfolio. The collection and recognition of servicing fees and ancillary income related to forbearance loans are delayed or reduced. In addition, the foreclosure moratorium continues to delay our collection and recognition of deferred service fees. Conversely, our Originations business has continued to benefit from high refinance activities during the first quarter of 2021 due to a relatively low rate environment, despite higher competition and lower margins.
As of June 30, 2021, we managed 67,300 loans under forbearance, 17,200 of which related to our owned MSRs (excluding NRZ), or 5.3% of our total portfolio and 2.4% of our owned MSR servicing portfolio (excluding NRZ), respectively. As of June 30, 2021, the number of loans under forbearance continued to trend down, as illustrated by the below chart of forbearance plans by investor for our owned MSR portfolio (excluding NRZ). We expect an increase in loan modifications in the near term as borrowers reach their available extensions of forbearance plans.

We continue to operate through a secure remote workforce model for substantially all of our global workforce and continue to adhere to COVID-19 health and safety-related requirements and best practices across all of our locations. We monitor the impact of the pandemic on our workforce and have established business resiliency plans for all our locations. At June 30, 2021, we had approximately 5,200 employees, of which approximately 3,100 were located in India and approximately 500 were based in the Philippines. Due to the rising incidence of COVID-19 illness in these areas, we could face a reduction in employee availability which could impact our operations generally and loan servicing operations especially. While we have contingency and continuity plans in place, we cannot guarantee that our operations will not be negatively impacted. To date, our operations have not been significantly affected.

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

Results of Operations Summary	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020
Revenue
Servicing and subservicing fees	$184.4	$171.7	7%	$356.2	$386.7	(8)%
Reverse mortgage revenue, net	29.3	21.8	34	51.1	36.6	40
Gain on loans held for sale, net	42.7	5.7	647	48.4	46.9	3
Other revenue, net	9.0	8.3	8	17.3	10.7	62
Total revenue	265.4	207.6	28	473.0	480.9	(2)

MSR valuation adjustments, net	(72.5)	21.2	(442)	(51.2)	(197.6)	(74)

Operating expenses
Compensation and benefits	72.2	68.3	6	140.5	125.7	12
Servicing and origination	26.6	27.5	(3)	54.1	37.6	44
Professional services	25.5	17.3	47	42.9	49.5	(13)
Technology and communications	13.2	13.1	—	26.3	31.3	(16)
Occupancy and equipment	7.9	8.9	(11)	16.7	28.1	(41)
Other expenses	4.4	4.6	(4)	9.0	9.8	(8)
Total operating expenses	149.8	139.6	7	289.4	282.0	3

Other income (expense)
Interest income	4.2	3.9	6	8.1	9.0	(9)
Interest expense	(33.5)	(28.5)	18	(62.0)	(56.7)	9
Pledged MSR liability expense, net	(39.8)	(37.9)	5	(77.7)	(48.3)	61
Loss on extinguishment of debt	—	(15.5)	(100)	(15.5)	—	n/m
Earnings of equity method investee	0.4	—	n/m	0.4	—	n/m
Other, net	3.4	0.3	n/m	3.7	1.3	187
Total other expense, net	(65.4)	(77.5)	(16)	(143.0)	(94.8)	51

Income (loss) before income taxes	(22.2)	11.6	(291)	(10.6)	(93.5)	(89)
Income tax (benefit) expense	(11.9)	3.1	(485)	(8.8)	(70.0)	(87)
Net income (loss)	$(10.3)	$8.5	(221)	$(1.8)	$(23.5)	(92)

Segment income (loss) before income taxes
Servicing	$(15.4)	$13.5	(214)%	$(1.9)	$(60.9)	(97)%
Originations	22.5	36.5	(38)	59.0	35.1	68
Corporate Items and Other	(29.4)	(38.4)	(23)	(67.7)	(67.7)	—
	$(22.2)	$11.6	(291)%	$(10.6)	$(93.5)	(89)%
n/m: not meaningful

Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020
Servicing	$197.3	$175.4	12%	$372.7	$406.6	(8)%
Originations	55.4	66.3	(16)	121.7	70.6	72
Corporate	1.5	1.3	17	2.8	3.7	(24)
Total segment revenue	254.1	243.0	5	497.1	480.9	3
Inter-segment elimination (1)	11.3	(35.4)	(132)	(24.1)	—	n/m
Total revenue	$265.4	207.6	28	$473.0	$480.9	(2)
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (gain on loans held for sale) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net.
Total segment revenue was $254.1 million for the second quarter of 2021, $11.1 million or 5% higher than the first quarter of 2021, driven by a $21.8 million revenue increase from Servicing partially offset by a $10.9 million revenue decrease from Originations. The Servicing revenue increase is mostly due to the net growth of our owned MSR portfolio, including the large MSR bulk acquisitions in June 2021. The decrease in Originations revenue is mostly due to a decline in gains on loans held for sale due to lower forward loan production volume in both the correspondent and recapture channels and a decline in margin in our recapture channel.
As compared to the six months ended June 30, 2020, total segment revenue for the six months ended June 30, 2021 was $16.3 million or 3% higher, due to a $51.1 million increase in Originations revenue partially offset by a $33.9 million decline in Servicing revenue. Originations revenue increased primarily due to an increase in production volume, mostly forward recapture and reverse loans. The decline in Servicing revenue is due to a reduction in fees collected on behalf of NRZ after the termination of the PMC servicing agreement by NRZ, and a reduction in ancillary income, mostly due to lower average servicing volume, the COVID-19 environment and lower interest rates, partially offset by the growth in our owned MSR portfolio. We collected $50.0 million lower servicing fees on behalf of NRZ during the six months ended June 30, 2021, as a result of portfolio run-off and the termination of the PMC agreement by NRZ in 2020. The decline in servicing fees collected on behalf of NRZ is partially offset by a $41.6 million decline in servicing fees remitted to NRZ that are separately reported as Pledged MSR liability expense (Other expense), with a $8.3 million net decline in the NRZ servicing fee retained.
Total revenue (after elimination of inter-segment derivative fair value changes) was $265.4 million for the second quarter of 2021, $57.9 million or 28% higher than the first quarter of 2021, in part due to the presentation of macro-hedging derivative gains and losses reported within MSR valuation adjustments, net at the consolidated level, as disclosed in Note 4 – Loans Held for Sale, Note 15 – Derivative Financial Instruments and Hedging Activities and Note 19 – Business Segment Reporting. Effective May 2021, we replaced our macro-hedging strategies with two distinct strategies to separately hedge the pipeline and our MSR exposure with third party derivatives. However, we have and may continue to use inter-segment derivatives between the two strategies. Refer to Item 3 - Quantitative and qualitative disclosures about market risk for further detail.
See the respective Segment Results of Operations for additional information.
MSR Valuation Adjustments, Net
We reported a $72.5 million loss in MSR valuation adjustments, net in the second quarter of 2021, that comprised a $69.9 million loss in Servicing, an $8.8 million revaluation gain on MSR purchases in Originations and an $11.3 million inter-segment derivative loss reported in Gain on loans held for sale. The $69.9 million net loss in Servicing is due to the $57.0 million MSR portfolio runoff, and the effect of the decline in interest rates, decreasing the fair value of the MSR portfolio by $47.2 million, partially offset by $34.3 million MSR hedging gains. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with prepayments.
The MSR portfolio runoff increased by $7.9 million between the first and second quarters of 2021 mostly due to a higher MSR UPB. We recorded an $84.0 million gain and a $38.4 million loss attributable to rate and assumption updates in the first and second quarter of 2021, respectively. These fair value changes are mostly explained by interest rate changes, with 86 basis point increase and 34 basis point decrease in the 10 year swap rate during the first and second quarter of 2021, respectively. The MSR fair value changes attributable to interest rate changes were partially offset by hedging derivative gains and losses. Similar factors apply for comparative year-to-date results, albeit with different rate changes.

For the six months ended June 30, 2021, we reported a $51.2 million loss in MSR valuation adjustments, net, that included a $92.6 million loss in the Servicing segment, offset by a $17.3 million revaluation gain on MSR purchases in Originations and $24.1 million inter-segment derivative gain. The $92.6 million Servicing loss is due to $106.2 million portfolio runoff, a $28.3 million fair value gain on the MSR portfolio due to an increase in interest rates, and a $14.8 million unfavorable fair value loss from our MSR hedging strategy. The loss on the NRZ pledged MSRs was offset by a $28.6 million gain recorded as MSR pledged liability expense.
See Segment Results of Operations - Servicing and Originations for additional information.
Compensation and Benefits
Compensation and benefits expense for the second quarter of 2021 increased $3.9 million, or 6%, as compared to the first quarter of 2021. Incentive compensation increased $1.6 million, mostly due to annual long-term incentive awards granted in March 2021 and an increase in the fair value of cash-settled share-based awards. Originations segment compensation and benefits increased by $2.4 million, mostly due to additional headcount to support higher loan production levels. While our total average headcount increased by 2% from the first quarter of 2021 to the second quarter of 2021, the 14% growth in the Originations segment was largely offset by the 1% headcount reduction achieved in Servicing. Overall, our offshore-to-total average headcount ratio remained constant at 69% for both the second quarter of 2021 and first quarter of 2021.
As compared to the six months ended June 30, 2020, compensation and benefits expense for the six months ended June 30, 2021 increased $14.7 million, or 12%. Originations segment compensation and benefits expense increased by $20.0 million, mostly due to additional commissions and salaries driven by additional headcount to support higher loan production levels. Servicing segment compensation and benefits expense decreased by $5.0 million, mostly driven by a decrease in average headcount, that was largely due to the scaling down of our workforce to our volumes and our cost re-engineering initiatives. Our total average headcount declined by 8%, and overall, our offshore-to-total average headcount ratio decreased from 72% in the six months ended June 30, 2020 to 69% in the six months ended June 30, 2021.
Servicing and Origination Expense
Servicing and origination expense for the second quarter of 2021 decreased $0.8 million, as compared to the first quarter of 2021. Servicing expenses decreased $1.4 million largely due to $2.4 million reduction in government-insured claim loss provisions as the foreclosure moratorium decreased claim volumes, mainly offset by $1.4 million additional interim subservicing expenses on MSR bulk acquisitions.
Servicing and origination expense for the six months ended June 30, 2021 increased $16.5 million, or 44%, as compared to the six months ended June 30, 2020, primarily due to an increase in volume. Servicing expenses increased by $13.5 million largely as a result of a $9.2 million increase in servicer expenses related to our increased owned MSR portfolio, a $5.1 million increase in provisions for indemnification due to the favorable release of indemnification reserves during the six months ended June 30, 2020, and a $2.0 million increase in satisfaction and interest payoff expenses attributable to higher payoff volumes. These increases were offset in part by a $1.6 million decrease in government-insured claim loss provisions due to decreased claim volumes associated with the foreclosure moratorium.
See Segment Results of Operations - Servicing for additional information.
Other Operating Expenses
Professional services expense for the second quarter of 2021 increased $8.2 million, or 47%, as compared to the first quarter of 2021, primarily due to a $5.5 million increase in legal expenses and $2.6 million increase in other professional services. The increase in legal expenses is primarily due to a $5.8 million higher provision for litigation settlements. Other professional services for the second quarter of 2021 includes $3.2 million of advisory fees related to our MSR investment joint venture with Oaktree, MAV Canopy, which closed on May 3, 2021.
Professional services expense for the six months ended June 30, 2021 decreased $6.6 million, or 13%, as compared to the six months ended June 30, 2020, primarily due to a $5.3 million decline in other professional services. Cost reduction initiatives in 2020 resulted in lower other professional fees for the six months ended June 30, 2021, partially offset by the $3.2 million of advisory fees expense in second quarter of 2021 related to our MSR investment joint venture with Oaktree, MAV Canopy.
Occupancy and equipment expense for the second quarter of 2021 decreased $1.0 million, or 11%, as compared to the first quarter of 2021 primarily due to a $0.5 million decline in depreciation expense.
Occupancy and equipment expense for the six months ended June 30, 2021 decreased $11.4 million, or 40%, as compared to the six months ended June 30, 2020. Depreciation expense, facility maintenance and utility expenses, and interest on lease liabilities decreased $4.7 million, $2.4 million and $1.4 million, respectively, compared to the six months ended June 30, 2020, largely due to our cost reduction efforts in 2020 which included closing and consolidating certain facilities. Postage and mailing expenses decreased $2.4 million compared to the six months ended June 30, 2020, largely due to a decline in letter volume attributed to COVID-19 and a decline in the average number of loans serviced.
Technology and communication expense for the six months ended June 30, 2021 decreased $5.0 million, or 16%, as compared to the six months ended June 30, 2020. Telephone expense declined $2.7 million as compared to the six months ended June 30, 2020, largely driven by our transition to a more cost-effective alternative telephone system. Maintenance expense decreased $1.4 million compared to the six months ended June 30, 2020, largely driven by the effects of implementing cost-saving enhancements in the second quarter of 2020. Depreciation expense decreased $1.3 million compared to the six months ended June 30, 2020.
Other Income (Loss)
Interest expense for the second quarter of 2021 increased $5.1 million, or 18%, as compared to the first quarter of 2021, largely due to an increased average debt to finance a higher MSR portfolio and additional warehouse loans. The interest expense increase in the second quarter of 2021 is also due to a higher average cost of funds, with the offsetting impact of lower collateralized debt cost and higher corporate debt cost. Our corporate debt refinancing on March 4, 2021 resulted in the issuance of higher rate senior secured notes.
Interest expense for the six months ended June 30, 2021 increased $5.2 million, or 9%, as compared to the six months ended June 30, 2020, due to the issuance of higher rate senior secured notes as part of our corporate debt refinancing and the increase in the average warehouse borrowings due to increased loan production volumes, offset in part by our prepayment of the SSTL and a decline in borrowings under advance match funded facilities on lower average servicing advances.
Pledged MSR liability expense for the second quarter of 2021 increased $2.0 million, as compared to the first quarter of 2021, largely due to a $3.6 million unfavorable fair value adjustment offset by a $1.2 million decline in servicing fee remittance due to runoff of the portfolio.
Pledged MSR liability expense for the six months ended June 30, 2021 increased $29.4 million as compared to the six months ended June 30, 2020, primarily due to a $37.4 million unfavorable fair value change. Also, the lump-sum cash payments received from NRZ in 2017 and 2018 were fully amortized as of the end of the second quarter of 2020 ($34.2 million in the six months ended June 30, 2020). These increases were partially offset by a $41.6 million decline in servicing fee remittance. The decline in net servicing fee remittance to NRZ was driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020.
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
Earnings of equity method investee represent our 15% share of MAV Canopy from May 3, 2021. See Note 10 - Investment in Equity Method Investee for further detail.
Income Tax Benefit (Expense)
The $15.0 million decrease in income tax expense for the second quarter of 2021, compared with the first quarter of 2021, was primarily due to the favorable resolution of various uncertain tax positions during the second quarter of 2021 as well as the income tax benefit recognized on the pre-tax loss incurred in the second quarter of 2021 .
Our overall effective tax rates for the second quarter of 2021 and first quarter of 2021 were 53.6% and 26.6%, respectively. During the second quarter of 2021, we recognized $11.9 million of tax benefit on $22.2 million of pre-tax loss resulting in an effective tax rate of 53.6%. During the first quarter of 2021, we recognized $3.1 million of income tax expense on $11.6 million of pre-tax income, resulting in a tax rate of 26.6%. Our U.S., as well as our foreign operations that are compensated on a cost-plus basis under our transfer pricing agreements for the services they provide, all recognized pre-tax income in the first quarter of 2021 while in the second quarter of 2021 our U.S. operations recognized losses and our foreign operations recognized income. All jurisdictions are projected to be subject to tax on a full-year basis.
The $61.1 million reduction in income tax benefit for the six months ended June 30, 2021, compared with the six months ended June 30, 2020, is primarily due to $65.0 million of estimated income tax benefit recognized under the CARES Act during the six months ended June 30, 2020 as a result of modification of the tax rules to allow the carryback of NOLs arising in 2018, 2019 and 2020 tax years to the five prior tax years and the increase to the business interest expense limitation under IRC Section 163(j). In 2020, we collected $51.4 million, which represents the tax refund associated with the NOLs generated in 2018 carried back to prior tax years, and recognized a $24.0 million receivable which represents the tax refund associated with the NOLs generated in 2019. We collected this $24.0 million tax refund receivable from the U.S. Internal Revenue Service in January 2021. See Note 17 – Income Taxes for additional information.
Our overall effective tax rates for the six months ended June 30, 2021 and 2020 were 83.2% and 74.8%, respectively. For the six months ended June 30, 2021, the income tax benefit was driven by $8.6 million of income tax benefit recognized related to the favorable resolution of various uncertain tax positions during the period. For the six months ended June 30, 2020, the income tax benefit was driven by the $65.0 million of estimated income tax benefit recognized under the CARES Act as noted above. The income tax benefits of $8.6 million and $65.0 million recognized during the six months ended June 30, 2021 and 2020, respectively, related solely to prior period uncertain tax positions and prior period losses, respectively, with no relationship to operating results of those periods. This in turn resulted in the high effective tax rates of 83.2% and 74.8% for the six months ended June 30, 2021 and 2020.

Financial Condition Summary	June 30, 2021	December 31, 2020	$ Change	% Change
Cash	$243.6	$284.8	$(41.2)	(14)%
Restricted cash	67.9	72.5	(4.6)	(6)
MSRs, at fair value	2,072.5	1,294.8	777.7	60
Advances, net	762.0	828.2	(66.2)	(8)
Loans held for sale	696.0	387.8	308.2	79
Loans held for investment, at fair value	7,121.0	7,006.9	114.1	2
Receivables	165.2	187.7	(22.5)	(12)
Investment in equity method investee	11.9	—	11.9	n/m
Other assets	627.7	588.4	39.3	7
Total assets	$11,767.7	$10,651.1	$1,116.6	10%

Total Assets by Segment
Servicing	$10,747.8	$9,847.6	$900.2	9%
Originations	641.9	379.2	262.7	69
Corporate Items and Other	378.0	424.3	(46.3)	(11)
	$11,767.7	$10,651.1	$1,116.6	10%

HMBS-related borrowings, at fair value	$6,823.9	$6,772.7	$51.2	1%
Other financing liabilities, at fair value	544.3	576.7	(32.4)	(6)
Advance match funded liabilities	530.2	581.3	(51.1)	(9)
Mortgage loan warehouse facilities	773.4	451.7	321.7	71
MSR financing facilities, net	1,012.5	437.7	574.8	131
Senior secured term loan	—	179.8	(179.8)	(100)
Senior notes, net	610.6	311.9	298.7	96
Other liabilities	1,025.8	924.0	101.8	11
Total liabilities	11,320.6	10,235.8	1,084.8	11%

Total stockholders’ equity	447.1	415.4	31.7	8

Total liabilities and equity	$11,767.7	$10,651.2	$1,116.5	10%

Total Liabilities by Segment
Servicing	$9,955.8	$9,163.5	$792.3	9%
Originations	606.2	428.5	177.7	41
Corporate Items and Other	758.7	643.7	115.0	18
	$11,320.6	$10,235.8	$1,084.8	11%

Book value per share	$48.66	$47.81	$0.85	2%
Total assets increased $1.1 billion between December 31, 2020 and June 30, 2021, mostly due to the $308.2 million increase in our loans held for sale portfolio - driven by higher production volumes - and a $777.7 million or 60% increase in our MSR portfolio - mostly driven by MSR bulk acquisitions and new capitalized MSRs. Loans held for investment increased by $114.1 million mostly due to the continued growth of our reverse mortgage business. Servicing advances declined $66.2 million mostly due to heightened payoff activity. The $39.3 million increase in other assets is mostly attributable to the increase in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total liabilities increased by $1.1 billion as compared to December 31, 2020, with similar effects as described above. Our borrowings under warehouse lines and MSR financing facilities increased $321.7 million and $574.8 million, respectively, due to higher loan production volumes and MSR bulk acquisitions, respectively. Our senior notes increased $298.7 million due to the refinancing transactions completed on March 4, 2021 and May 3, 2021. We issued $627.1 million of new senior notes, net of discount, repaid in full $313.1 million of existing senior notes and repaid the $185.0 million SSTL. Advance match funded liabilities decreased $51.1 million consistent with the decline in servicing advances. Further, the $101.8 million increase in other liabilities is driven by the increase in the Ginnie Mae contingent repurchase rights of loans under forbearance and the increase in purchase price holdback on MSR bulk acquisitions.
Total equity increased $31.7 million mostly due to the issuance of common stock and warrants to Oaktree. See Note 14 – Equity for additional information.
Outlook
The following discussion provides outlook information for certain key drivers of our financial performance. Also refer to the Segment results of operations section for further detail and the description of our business initiatives.
Servicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to replenish and grow our servicing portfolio through our multi-channel Originations platform for the remainder of 2021, with a rebalancing of the relative mix between servicing and subservicing volume. The launch of the relationship with MAV is expected to facilitate this servicing-subservicing mix rebalancing as MAV acquires MSRs that PMC would subservice. The expected volume increase is also intended to exceed the portfolio serviced on behalf of NRZ that may end in July 2022. Servicing revenue and ancillary income have been adversely impacted by COVID-19 and the low rate environment, which may persist throughout 2021, until forbearance plan exits and the end of the foreclosure moratorium.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive, with recapture generating relatively higher margins than correspondent. While we continue to increase our recapture rate by expanding our channel operating capacity, the volume mix is expected to shift to purchase as the volume of refinance activity by borrowers is expected to continue to decline, consistent with expected industry trends. Intense competition is expected to perdure in the correspondent channel and Agency Cash Window and co-issue programs for the remainder of 2021 imposing a trade-off between volumes and margins.
Reverse mortgage revenue, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to grow our volumes at similar margins in each channel, however the channel mix may vary. With the expected assignment of RMS subservicing agreement to PMC in the second half of 2021, reverse mortgage servicing revenue is expected to grow significantly, absent any significant change in interest rates.
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, the MSR realization of cash flows is effectively an amortization of our investment as the underlying loans amortize and payoff and is a function of the UPB of the MSR. We expect the MSR realization of cash flows to increase as we have recently grown our MSR portfolio. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments, Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. We are exposed to increased interest rate volatility due to our now larger MSR portfolio. Refer to the sensitivity analysis in Item 3 - Quantitative and qualitative disclosures about market risk for further detail.
Operating expenses - Compensation and benefits is a significant component of our cost-to-service and cost-per-loan and is directly correlated to headcount levels. As servicing volume is expected to increase (see above), we expect an increase in our workforce. We expect we will continue to moderately increase our Originations workforce for the remainder of 2021 to accompany the growth of the channels. Other operating expenses are expected to favorably correlate with volumes, as productivity and efficiencies are expected with our technology and continuous improvement initiatives.
Stockholders’ equity - With the above considerations, we expect our businesses to generate net income and increase our equity for the remainder of 2021, absent any significant change in interest rates.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and

Speedpay/collection fees. In addition, we earn performance or incentive fees depending on operational and other metrics exceeding certain service level agreement targets. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per-loan fees typically vary based on type of investor and on delinquency status. As of June 30, 2021, we serviced approximately 1.3 million mortgage loans with an aggregate UPB of $237.3 billion. The average UPB of loans serviced during the second quarter of 2021 increased by 6% or $10.5 billion compared to the first quarter of 2021, mostly due to our replenishment and growth strategy that resulted in newly originated and purchased MSRs exceeding high levels of portfolio runoff. Compared to the six months ended June 30, 2020, the average UPB of loans serviced during the six months ended June 30, 2021 decreased by 7% or $14.8 billion mostly due to the heightened portfolio runoff due to the low rate environment and the termination of the PMC servicing agreement by NRZ with the transfer of $34.2 billion UPB of loans completed in October 2020.
NRZ is our largest subservicing client, accounting for 26% and 36%, respectively, of the UPB and loan count in our servicing portfolio as of June 30, 2021. NRZ servicing fees retained by Ocwen represented approximately 17% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ and excluding ancillary income, for the second quarter of 2021, and 21% for the first quarter of 2021. NRZ’s portfolio represents approximately 63% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. However, consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
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
Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $158.1 million at June 30, 2021, of which $124.4 million were attributable to NRZ agreements.
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
The following table summarizes our key servicer ratings:

PHH Mortgage Corporation (PMC)
	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3	Average	RPS3
Residential Special Servicer	SQ3	Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3	Above Average	RMS3
Ratings Outlook	N/A	Stable	Stable

Date of last action	August 29, 2019	June 29, 2021	April 28, 2021
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, among other factors mentioned by S&P. On March 24, 2020, Fitch placed all U.S RMBS servicer ratings on Negative outlook resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, OFC.

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020
Revenue
Servicing and subservicing fees
Residential	$181.3	$168.7	7	$349.9	$385.2	(9)
Commercial	0.9	0.7	25	1.6	1.4	11
	182.1	169.4	7	351.5	386.7	(9)
Gain on loans held for sale, net	4.1	3.5	17	7.7	4.0	91
Reverse mortgage revenue, net	10.5	2.0	415	12.5	14.0	(10)
Other revenue, net	0.5	0.5	(1)	1.0	2.0	(49)
Total revenue	197.3	175.4	12	372.7	406.6	(8)

MSR valuation adjustments, net	(69.9)	(22.7)	208	(92.6)	(211.5)	(56)

Operating expenses
Compensation and benefits	26.1	25.1	4	51.2	56.3	(9)
Servicing and origination	23.0	24.5	(6)	47.5	34.0	40
Occupancy and equipment	5.5	6.5	(15)	12.1	17.5	(31)
Professional services	10.3	7.1	44	17.5	14.1	24
Technology and communications	5.4	5.7	(6)	11.2	14.0	(20)
Corporate overhead allocations	12.4	12.2	1	24.6	33.9	(27)
Other expenses	0.9	1.6	(45)	2.4	1.2	93
Total operating expenses	83.6	82.8	1	166.4	170.9	(3)

Other income (expense)
Interest income	1.2	1.3	(2)	2.5	4.7	(47)
Interest expense (1)	(23.3)	(20.3)	15	(43.6)	(47.6)	(8)
Pledged MSR liability expense	(39.8)	(37.9)	5	(77.7)	(48.3)	61
Other, net	2.9	0.5	540	3.3	6.1	(45)
Total other expense, net	(59.0)	(56.5)	5	(115.5)	(85.1)	36

Income (loss) before income taxes	$(15.4)	$13.5	(214)%	$(1.9)	$(60.9)	(97)%
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

The following tables provide selected operating statistics:

	June 30,	March 31,	% Change	June 30,	% Change
	2021	2021		2020
Residential Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$228.3	$169.7	34%	$191.9	19%
Non-performing loans	8.3	8.8	(5)	12.5	(34)
Non-performing real estate	0.7	0.9	(16)	1.6	(54)
Total	237.3	179.4	32	206.0	15%

Conventional loans (2)	$133.7	$75.6	77%	$90.8	47%
Government-insured loans	31.9	29.4	8	33.4	(5)
Non-Agency loans	71.7	74.3	(4)	81.8	(12)
Total	$237.3	$179.4	32%	$206.0	15%

Servicing portfolio (5)	$156.8	$98.7	59%	$77.0	104%
Subservicing portfolio	19.2	16.3	18	20.0	(4)
NRZ (3) (6)	61.4	64.3	(5)	109.0	(44)
Total	$237.3	$179.4	32%	$206.0	15

Number (in 000’s):
Performing loans (1)	1,220.7	1,011.1	21%	1,293.8	(6)%
Non-performing loans	43.3	45.5	(5)	63.8	(32)
Non-performing real estate	5.9	6.7	(12)	9.8	(40)
Total	1,269.9	1,063.2	19%	1,367.4	(7)%

Conventional loans (2)	561.3	344.3	63%	576.4	(3)%
Government-insured loans	188.1	180.2	4	199.0	(5)
Non-Agency loans	520.4	538.6	(3)	592.0	(12)
Total	1,269.9	1,063.2	19%	1,367.4	(7)%

Servicing portfolio	729.3	513.0	42%	471.8	55%
Subservicing portfolio	77.3	67.5	14	81.2	(5)
NRZ (6)	463.3	482.7	(4)	814.4	(43)
Total	1,269.9	1,063.2	19%	1,367.4	(7)

	Three Months Ended		% Change	Six Months Ended June 30,		% Change
	June 30, 2021	March 31, 2021		2021	2020
Prepayment speed (CPR) (4):
% Voluntary CPR	15.6%	21.70%	(28)%	18.6%	12.5%	49%
% Involuntary CPR	1.0	0.80	25	0.9	1.2	(25)
% Total CPR	19.6	25.20	(22)	22.4	17.1	31

Number of completed modifications (in 000’s)	4.1	4.8	(14)%	8.9	15.6	(43)%
Revenue recognized in connection with loan modifications	$7.2	$8.0	(9)%	$15.2	$20.1	(25)%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.

(2)Conventional loans include 81,193 and 85,479 prime loans with a UPB of $14.6 billion and $15.3 billion at June 30, 2021 and March 31, 2021, respectively, that we service or subservice. This compares to 103,611 prime loans with a UPB of $18.9 billion at June 30, 2020. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Loans serviced or subserviced pursuant to our agreements with NRZ.
(4)Average CPR includes voluntary and involuntary prepayments and scheduled principal amortization (not reflected in the above table).
(5)Includes $6.7 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at June 30, 2021.
(6)Includes $2.4 billion UPB of subserviced loans at June 30, 2021.
The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	June 30,	March 31,	% Change	June 30,	% Change
	2021	2021		2020
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$6,341.2	$6,326.1	—%	$6,002.2	6%
Active Buyouts (2)	24.5	27.0	(9)	29.8	(18)%
Inactive Buyouts (2)	81.0	75.9	7	43.9	85%
Total	$6,446.7	$6,429.0	—	$6,075.9	6%

Inactive buyouts % to total	1.26%	1.18%	6	0.72%	74%

Future draw commitments (UPB) in millions:	2,045.5	2,052.6	—	1,597.0	28%

Fair value in millions:
Loans held for investment (1)	$6,928.5	$6,874.9	1	$6,587.9	5%
HMBS related borrowings	6,823.9	6,778.2	1	6,477.6	5
Net asset value	$104.6	$96.7	8	$110.3	(5)%
(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.
The following table provides a breakdown of our servicer advances:

	June 30, 2021				December 31, 2020
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$2	$28	$6	$35	$4	$30	$5	$38
Government-insured	1	49	24	74	1	55	28	84
Non-Agency	246	262	145	653	272	279	155	705
Total, net	$248	$339	$175	$762	$277	$365	$187	$828

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB ($ in billions)		Count (000’s)
	2021	2020	2021	2020
Portfolio at January 1	$188.8	$212.4	1,107.6	1,419.9
Additions	13.5	6.9	49.4	28.8
Sales	—	(0.1)	(0.1)	(0.7)
Servicing transfers	(10.9)	(2.2)	(42.5)	(8.5)
Runoff	(12.1)	(8.2)	(51.2)	(43.2)
Portfolio at March 31	$179.4	$208.8	1,063.2	1,396.3
Additions (1)	68.7	8.5	256.8	28.9
Sales	—	(0.1)	—	(0.7)
Servicing transfers (2)	—	(0.9)	(0.2)	(3.9)
Runoff	(10.7)	(10.2)	(49.9)	(53.3)
Portfolio at June 30	$237.3	$206.1	1,269.9	1,367.3
(1)Additions include purchased MSRs on portfolios consisting of 199,233 loans with a UPB of $52.9 billion that have not yet transferred to the Black Knight MSP servicing system as of June 30, 2021. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis until the servicing transfer date.
(2)     Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.

Servicing and Subservicing Fees

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2021	2021		2021	2020
Loan servicing and subservicing fees:
Servicing	$79.4	$63.9	24%	$143.3	$107.7	33%
Subservicing	2.6	3.5	(25)	6.1	15.8	(61)
NRZ	77.7	80.4	(3)	158.1	208.1	(24)
Servicing and subservicing fees	159.7	147.8	8	307.5	331.6	(7)
Ancillary income	22.4	21.6	4	44.0	55.1	(20)
	$182.1	$169.4	7	$351.5	$386.7	(9)%

We reported $182.1 million total servicing and subservicing fees in the second quarter of 2021, a $12.8 million, or 7% increase as compared to the first quarter of 2021. Our fee income increase is primarily due to a $15.5 million, or 24% increase in servicing fees on our owned MSRs driven by a 19% increase in our average UPB serviced. The increase in our UPB serviced is largely driven by our bulk acquisitions on June 1, 2021. Partially offsetting this increase, fees collected on behalf of NRZ declined by $2.7 million due to a 4% decline in average UPB.
The $35.2 million, or 9% decline in total servicing and subservicing fees in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily driven by the reduction in fees collected on behalf of NRZ due to portfolio runoff and the PMC servicing termination, the reduction in ancillary income due to the COVID-19 environment and lower interest rates, partially offset by the increase in our owned MSR servicing fee income. The $35.6 million, or 33% increase in servicing fees on our owned MSR as compared to the six months ended June 30, 2020 is due to a 43% increase of our average volume serviced, driven by bulk acquisitions.

The following table below presents the respective drivers of residential loan servicing (owned MSR) and subservicing fees.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,		% Change
	2021	2021		2021	2020
Servicing and subservicing fee
Servicing fee	$79.4	$63.9	24%	$143.3	$107.7	33%
Average servicing fee (% of UPB)	0.27	0.26	5%	0.27	0.29	(7)%

Subservicing fee	$2.6	$3.5	(25)	$6.1	$15.8	(61)%
Average monthly fee per loan (in dollars)	$12	$13	(8)	$12	$9	35%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio	$116.0	$97.8	19%	$108.0	$75.5	43%
Subservicing portfolio	17.9	22.7	(21)	20.9	17.7	18%
NRZ	62.9	65.8	(4)	64.3	114.9	(44)%
Total	$196.8	$186.3	6%	$193.2	$208.1	(7)%
Average number (in 000’s):
Servicing portfolio	576.0	510.8	13%	547.7	462.4	18%
Subservicing portfolio	73.0	90.3	(19)	83.7	291.8	(71)%
NRZ	473.1	491.5	(4)	482.2	636.1	(24)%
	1,122.1	1,092.6	3%	1,113.6	1,390.3	(20)%
The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the NRZ agreements, together with the previously recognized amortization gain of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements (through the second quarter of 2020 only):

NRZ servicing and subservicing fees	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Servicing fees collected on behalf of NRZ	$77.7	$80.4	$158.1	$208.1
Servicing fees remitted to NRZ (1)	(55.2)	(56.4)	(111.6)	(153.2)
Retained subservicing fees on NRZ agreements (2)	$22.5	$24.0	$46.5	$54.9
Amortization gain of lump-sum cash payments received (including fair value change) (1)(3)	—	—	—	34.2
Total retained subservicing fees and amortization gain of lump-sum cash payments (including fair value change)	$22.5	$24.0	$46.5	$89.1

Average NRZ UPB ($ in billions) (4)	$62.9	$65.8	$64.3	$75.9
Average annualized retained subservicing fees as a % of NRZ UPB (excluding amortization gain of lump-sum cash payments)	0.14%	0.15%	0.14%	0.14%
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
The net retained fee of our NRZ portfolio declined $1.5 million, or 6%, in the second quarter of 2021 as compared to the first quarter of 2021 primarily due to the 4% decline in UPB serviced associated with portfolio runoff and prepayments, resulting in a decrease in the average annualized retained subservicing fee from 15 to 14 basis points.
The net retained fee of our NRZ portfolio decreased by $8.3 million, or 15%, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decline in the NRZ fee collection and remittance is primarily driven by the decline in the average UPB of 44%, explained by the NRZ portfolio runoff and the derecognition of the MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020. As the NRZ relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSRs.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	% Change	June 30, 2021	June 30, 2020	% Change
Late charges	$11.4	$9.2	24%	$20.7	$27.3	(24)%
Custodial accounts (float earnings)	1.3	1.0	30	2.3	7.7	(70)
Loan collection fees	2.8	2.9	(6)	5.7	7.0	(18)
Recording fees	3.2	3.7	(13)	6.9	5.9	16
Boarding and deboarding fees	0.2	0.9	(82)	1.0	1.4	(24)
Other	3.6	3.8	(7)	7.4	5.8	29
Ancillary income	$22.4	$21.6	4%	$44.0	$55.1	(20)%
Ancillary income increased by $0.8 million, or 4% in the second quarter of 2021 as compared to the first quarter of 2021, mostly due to higher late charges as a result of a larger serviced volume.
As compared to the six months ended June 30, 2020, ancillary income for the six months ended June 30, 2021 declined by $11.1 million due to the combined effect of lower average servicing volume, the COVID-19 environment restricting late fees or collection fees on loans under forbearance, and lower interest rates on float earnings.

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

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	% Change	June 30, 2021	June 30, 2020	% Change
Net interest income	$5.0	$5.0	—%	$9.9	$9.6	4%
Other fair value changes	5.5	(2.9)	(288)	2.6	4.4	(41)
Reverse mortgage revenue, net (Servicing)	$10.5	$2.0	415%	$12.5	$14.0	(10)
The increase in Reverse mortgage revenue, net of $8.5 million, or 415%, for the second quarter of 2021 as compared to the first quarter of 2021 is primarily attributable to decreasing interest rates observed in the market during the second quarter of 2021 and opposite rate movements in the first quarter of 2021, partially offset by less favorable yield spread movement in the second quarter of 2021.
As compared to the six months ended June 30, 2020, Reverse mortgage revenue for the six months ended June 30, 2021 decreased $1.4 million, or 10%, primarily due to the impact of increasing interest rates, partially offset by favorable impacts of yield spread tightening and other assumption adjustments as compared to the 2020 period.
MSR Valuation Adjustments, Net
The following tables summarize the MSR valuation adjustments, net reported in our Servicing segment, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSRs and the pledged MSRs transferred to NRZ that did not achieve sale accounting treatment:

	Three Months Ended June 30, 2021			Three Months Ended March 31, 2021
	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)
Runoff	$(57.0)	$(36.1)	$(20.9)	$(49.1)	$(31.5)	$(17.6)
Rate and assumption change (1)	(47.2)	(55.6)	8.4	75.5	73.9	1.6
Hedging gain (loss)	34.3	34.3	—	(49.1)	(49.1)	—
Total	$(69.9)	$(57.4)	$(12.5)	$(22.7)	$(6.7)	$(16.0)

	Six Months Ended June 30,
	2021			2020
	Total (1)	Owned MSR	Pledged MSR (NRZ) (2)	Total (1)	Owned MSR	Pledged MSR (NRZ) (2)
Runoff	$(106.2)	$(67.6)	$(38.5)	$(83.9)	$(44.7)	$(39.2)
Rate and assumption change (1)	28.3	18.4	9.9	(170.5)	(143.6)	(26.8)
Hedging gain (loss)	(14.8)	(14.8)	—	42.8	42.8	—
Total	$(92.6)	$(64.0)	$(28.6)	$(211.5)	$(145.5)	$(66.0)
(1)Excludes gains of $8.8 million, $8.5 million, $17.3 million and $14.0 million in the second quarter of 2021, first quarter of 2021, six months ended June 30, 2021 and six months ended June 30, 2020, respectively, on the revaluation of MSR purchased at a discount, that is reported in the Originations segment as MSR valuation adjustments, net.
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
We reported a $69.9 million loss in MSR valuation adjustments, net for the second quarter of 2021, comprised of a $57.4 million loss on our owned MSRs and a $12.5 million loss on the MSRs transferred and pledged to NRZ. The $57.4 million loss on our owned MSRs for the second quarter of 2021 is comprised of $36.1 million portfolio runoff and a $55.6 million loss due to decline of market interest rates (the 10 year swap rate declined by 34 basis points in the second quarter of 2021), partially offset by a $34.3 million hedging gain. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with actual prepayments.
During the six months ended June 30, 2021, we reported a $92.6 million loss in MSR valuation adjustments, net, comprised of a $64.0 million loss on our owned MSRs and a $28.6 million loss on the MSRs transferred and pledged to NRZ. The $64.0 million loss on our owned MSRs is comprised of $67.6 million portfolio runoff, 18.4 million gain on rate and assumption change, partially offset by a $14.8 million hedging loss. The gain on rate and assumption change is primarily due to an increase in market interest rates (the 10 year swap rate increased by 52 basis points in the six months ended June 30, 2021), partially offset by a loss on assumption updates driven by prepayment model calibration.
The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs during the second quarter of 2021, with the breakdown by investor type.

	Fair Value								UPB ($ in billions)
	GSEs		Ginnie Mae		Non- Agency		Total		GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$617.8		$95.7		$136.3		$849.8		$58.3	$12.3	$20.9	$91.5
Additions
New cap.	30.0		5.8		0.7		36.5		2.5	0.5	—	3.0
Purchases	723.3		10.3		—		733.6		60.4	0.9	—	61.3
Change in fair value:
Inputs and assumptions (1)	(34.8)		(7.6)		(4.4)		(46.8)		—	—	—	—
Realization of cash flows	(24.6)		(2.8)		(8.7)		(36.1)		(4.7)	(1.0)	(1.2)	(6.9)
Ending balance	$1,311.7		$101.4		$123.9		$1,537.0		$116.5	$12.7	$19.7	$148.9
Fair value (% of UPB)	1.13%		0.80%		0.63%		1.03%
Fair value multiple (2)	4.40	x	2.31	x	1.92	x	3.78	x
(1)Mostly changes in interest rates, except for gains of $8.8 million on the revaluation of purchased MSRs, that are reported in the Originations segment.
(2)Multiple of average servicing fee and UPB.
We significantly increased our GSE MSR portfolio in the second quarter of 2021 (effectively doubled), primarily with two bulk acquisitions in June 2021.
The $12.5 million and $28.6 million loss on the pledged MSRs (transferred to NRZ) for the second quarter of 2021 and the six months ended June 30, 2021, respectively, does not affect our net income as it is offset by a corresponding gain on the pledged MSR liability, reported as Pledged MSR liability expense. The factors underlying the fair value loss of the NRZ Pledged MSR are similar to our owned MSR, discussed above, including runoff, noting that the NRZ MSR portfolio is significantly smaller, with a $34.2 billion lower UPB due to the termination of the PMC servicing agreement by NRZ in February 2020.

Compensation and Benefits

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	% Change	June 30, 2021	June 30, 2020	% Change
Compensation and benefits	$26.1	$25.1	4%	$51.2	$56.3	(9)%

Average Employment
India and other	2,410	2,410	—%	2,421	3,019	(20)
U.S.	643	681	(6)	661	751	(12)
Total	3,053	3,091	(1)	3,082	3,770	(18)
Compensation and benefits expense for the second quarter of 2021 increased $1.0 million, or 4%, as compared to the first quarter of 2021. Despite the decline in average headcount, salaries and benefit expenses increased $1.2 million primarily due to a reduction in the accrual for compensated absences in the first quarter of 2021 and annual merit increases effective in the second quarter of 2021. In addition, servicing headcount in the second quarter of 2021 includes additional resources hired in anticipation of the boarding of loans to be serviced associated with the large bulk acquisition in June 2021.
Compensation and benefits expense for the six months ended June 30, 2021 declined $5.1 million, or 9%, as compared to the six months ended June 30, 2020, primarily salaries and benefit expenses, as a result of the decline in our average servicing headcount. The effects of the decline in headcount were partially offset by a $1.1 million increase in incentive compensation. The 18% decline in servicing headcount reflects the scaling down of our platform to the loans being serviced. During the six months ended June 30, 2021, we serviced 20% fewer loans, on average, as compared to the six months ended June 30, 2020.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans and provision expense for advances and servicing representation and warranties. Servicing expense declined in the second quarter of 2021 by $1.4 million, or 6%, as compared to the first quarter of 2021, primarily due to a $2.4 million reduction in government-insured loan loss provisions due to decreased claim volumes associated with the foreclosure moratoria and a $1.0 million decrease in other loan expenses, offset by a $1.7 million increase in servicer expenses primarily due to interim subservicing expenses on MSR bulk acquisitions.
Servicing expense for the six months ended June 30, 2021 increased $13.5 million, or 40%, as compared to the six months ended June 30, 2020, primarily due to a $9.2 million increase in servicer expenses driven by an increase in our owned MSR portfolio, including a $3.0 million increase in interim subservicing expense associated with the portfolio growth, a $5.1 million increase in provisions for indemnification and other servicing-related reserves primarily due to the favorable release of indemnification reserves during the six months ended June 30, 2020, and a $2.0 million increase in satisfaction and interest payoff expenses attributable to higher payoff volume. These increases were partially offset by a $1.6 million decrease in government-insured loss provisions due to decreased claim volumes associated with the foreclosure moratorium.
Other Operating Expenses
Other operating expenses (total operating expenses less compensation and benefit expense and servicer expense) remained mostly constant during the second quarter of 2021 as compared to the first quarter of 2021, with the exception of a $3.2 million increase in Professional services expense. The increase in Professional services expense is mostly driven by a $2.6 million increase in legal expenses in the second quarter of 2021 that was primarily due to a higher provision for litigation settlements, partially offset by claim reimbursements and other credits.
Other operating expenses decreased by $12.9 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, in large part due to the effect of cost saving initiatives with a $9.3 million reduction of Corporate overhead allocations attributable to the decline in operating expenses of the Corporate segment, including technology savings, and the lower relative weight of Servicing headcount to the consolidated organization. Occupancy and equipment expense decreased $5.4 million, primarily due to a $3.0 million decrease in allocations from the Corporate segment and a $2.2 million decrease in postage and mailing expenses mostly as a result of the decline in the average number of loans serviced and a decline in letter volume attributed to COVID-19. Technology and communications expense declined $2.8 million primarily due to cost savings associated with the implementation of a bulk data extraction module as well as consolidation of telecommunication vendors in the second quarter of 2020. These declines in expenses were partially offset by a $3.4 million increase in Professional services, primarily due to $5.7 million higher legal expenses, partially offset by $2.2 million lower other professional services fee mostly as a result of lower COVID-19 related outsourcing expenses. The increase in legal expenses is due to a higher provision for litigation settlements in the six months ended June 30, 2021 and a provision reversal during the six months ended June 30, 2020.

Other Income (Expense)
Other income (expense) includes primarily net interest expense and the pledged MSR liability expense.

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020
Interest Expense
Advance match funded liabilities	$4.3	$4.5	(5)%	$8.8	$13.0	(32)%
Mortgage loan warehouse facilities	1.7	1.7	(2)%	3.4	2.4	42%
MSR financing facilities	4.8	4.6	4%	9.3	8.7	7%
Corporate debt interest expense allocation	11.4	7.9	46	19.3	19.9	(3)
Escrow and other	1.1	1.6	(31)	2.8	3.5	(21)
Total interest expense	$23.3	$20.3	15%	$43.6	$47.6	(8)%

Average balances
Average balance of advances	$757.3	$772.7	(2)%	$766.0	$987.7	(22)%
Advance match funded liabilities	502.3	537.5	(7)	519.8	649.9	(20)
Mortgage loan warehouse facilities	203.4	157.0	30	180.3	109.7	64
MSR financing facilities	476.6	408.0	17	442.5	328.9	35

Effective average interest rate
Advance match funded liabilities	3.40%	3.35%	1%	3.37%	3.99%	(16)%
Mortgage loan warehouse facilities	3.35	4.41	(24)%	3.81	4.40	(13)%
MSR financing facilities	3.99	4.48	(11)%	4.22	5.30	(21)%
Facility costs included in interest expense	$3.0	$2.7	9%	$5.7	$5.8	(2)%
Average 1ML	0.10%	0.12%	(16)%	0.11%	0.90%	(88)%
Interest expense for the second quarter of 2021 increased by $3.0 million, or 15%, as compared to the first quarter of 2021, primarily due to a $3.6 million increase in the corporate debt interest expense allocation. The increase is mostly due to an increase in the corporate debt allocation to fund a higher MSR portfolio.
As compared to the six months ended June 30, 2020, interest expense for the six months ended June 30, 2021 declined $4.0 million, or 8%, primarily due to a $4.2 million decline in interest expense on advance match funded facilities as the average balances of advances and borrowings and funding cost were lower.
Pledged MSR liability expense relates to the MSR sale agreements with NRZ that do not achieve sale accounting and are presented on a gross basis in our financial statements. See Note 8 — Rights to MSRs to the Unaudited Consolidated Financial Statements. Pledged MSR liability expense includes the servicing fee remittance to NRZ and the fair value changes of the pledged MSR liability.

	Three Months Ended		$ Change	Six Months Ended		$ Change
	June 30, 2021	March 31, 2021		June 30, 2021	June 30, 2020
Net servicing fee remittance to NRZ (1)	$55.2	$56.4	$(1.2)	$111.6	$153.2	$(41.6)
Pledged MSR liability fair value (gain) loss (2)	(12.5)	(16.1)	3.6	(28.6)	(66.0)	37.4
2017/2018 lump sum amortization gain	—	—	—	—	(34.2)	34.2
Other	(2.9)	(2.5)	(0.4)	(5.3)	(4.6)	(0.7)
Pledged MSR liability expense	$39.8	$37.8	$2.0	$77.7	$48.4	$29.3
(1)Offset by corresponding amount recorded in Servicing and subservicing fee. See table below.
(2)Offset by corresponding amount recorded in MSR valuation adjustments, net. See table below.

Pledged MSR liability expense for the second quarter of 2021 increased $2.0 million, as compared to the first quarter of 2021, largely due to unfavorable fair value adjustment of the liability. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR to NRZ) and Servicing and subservicing fees (NRZ).
Pledged MSR liability expense for the six months ended June 30, 2021 increased $29.4 million, as compared to the six months ended June 30, 2020, primarily due to a $37.4 million unfavorable fair value change on the Pledged MSR liability. In addition, the lump-sum cash payments received from NRZ in 2017 and 2018 were fully amortized as of the end of the second quarter of 2020 ($34.2 million amortization gain recorded in the six months ended June 30, 2020, nil in 2021). These increases in the expense were partially offset by a $41.6 million decline in servicing fee remittance, driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR to NRZ) and Servicing and subservicing fees (NRZ).
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

	Three Months Ended				Six Months Ended
	June 30, 2021		March 31, 2021		June 30, 2021		June 30, 2020
	Statement of Operations	NRZ Pledged MSR-related Amounts	Statement of Operations	NRZ Pledged MSR-related Amounts	Statement of Operations	NRZ Pledged MSR-related Amounts	Statement of Operations	NRZ Pledged MSR-related Amounts
Total revenue	$265.4	$55.2	$207.6	$56.4	$473.0	$111.6	$480.9	$153.2
MSR valuation adjustments, net	(72.5)	(12.5)	21.2	(16.1)	(51.2)	(28.6)	(197.6)	(66.0)
Total operating expenses	149.8	—	139.6	—	289.4	—	282.0	—
Total other expense, net	(65.4)	(42.7)	(77.5)	(40.3)	(143.0)	(83.0)	(94.8)	(87.2)
Income (loss) before income taxes	$(22.2)	$—	$11.6	$—	$(10.6)	$—	$(93.5)	$—

ORIGINATIONS
We originate and purchase loans and MSRs through multiple channels, including recapture, retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window and Co-issue programs and bulk MSR purchases.
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
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them. As of June 30, 2021, we have relationships with 383 approved correspondent sellers, or 252 new sellers since December 31, 2020. On June 1, 2021, we expanded our network through the assignment by Texas Capital Bank, and the assumption by us, of all its correspondent loan purchase agreements with its correspondent sellers (approximately 220 sellers).
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSR through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs.
We initially recognize our MSR origination with the associated economics in our Originations business, and subsequently transfer the MSR to our Servicing segment at fair value. Our Servicing segment reflects all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes.
We source additional servicing volume through our subservicing and interim servicing agreements, through our existing relationships and our enterprise sales’ initiatives. We expect additional subservicing through our relationship and subservicing agreement with MAV, and as MAV continues to acquire MSRs. We do not report any revenue or gain associated with subservicing, as it is reported within the Servicing segment. However, sales efforts and certain costs - marginal compensation and benefits - are managed and reported within the Originations segment.
For the second quarter of 2021, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $3.1 billion and $340.1 million, respectively. In addition, we purchased $5.0 billion UPB MSR through the Agency Cash Window during the second quarter of 2021.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020
Revenue
Gain on loans held for sale, net	$27.3	$37.6	(27)%	$64.9	$42.9	51%
Reverse mortgage revenue, net	18.8	19.8	(5)	38.6	22.6	71
Other revenue, net (1)	9.3	8.9	4	18.2	5.1	255
Total revenue	55.4	66.3	(16)	121.7	70.6	72

MSR valuation adjustments, net	8.8	8.5	4	17.3	14.0	24

Operating expenses
Compensation and benefits	23.9	21.5	11	45.5	25.4	79
Servicing and origination	3.2	2.8	17	6.0	2.8	118
Occupancy and equipment	1.6	1.5	11	3.1	2.8	10
Technology and communications	2.0	1.6	22	3.6	2.1	76
Professional services	1.9	3.1	(41)	5.0	2.8	79
Corporate overhead allocations	4.6	5.0	(8)	9.7	9.1	6
Other expenses	2.4	1.8	36	4.1	3.1	36
Total operating expenses	39.7	37.3	6	77.0	48.0	60

Other income (expense)
Interest income	2.9	2.6	12	5.4	2.8	95
Interest expense	(4.7)	(3.6)	32	(8.3)	(4.2)	97
Other, net	(0.2)	0.1	(436)	(0.1)	—	297
Total other expense, net	(2.0)	(0.9)	114	(2.9)	(1.4)	105

Income (loss) before income taxes	$22.5	$36.5	(38)%	$59.0	$35.1	68%
(1)Includes $2.3 million, $2.4 million, $4.7 million and $— million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for the three months ended June 30, 2021 and March 31, 2021, and the six months ended June 30, 2021 and June 30, 2020, respectively.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020

Originations by Channel
Forward loans
Correspondent	$2,489.5	$2,626.8	(5)%	$5,116.3	$1,174.1	336%
Recapture	608.6	563.4	8%	1,172.1	514.5	128
	$3,098.1	$3,190.2	(3)%	$6,288.3	$1,688.6	272%

% Purchase production	28%	15%	92	21%	21%	2
% Refinance production	72	85	(16)	79	79	(1)

Reverse loans (1)
Correspondent	$188.4	$150.0	26%	$338.4	$216.6	56%
Wholesale	57.3	53.6	7	110.9	160.7	(31)
Retail	94.4	59.5	59	153.8	62.6	146
	$340.1	$263.1	29%	$603.2	$439.9	37%

MSR Purchases by Channel (Forward only)
Agency Cash Window / Flow MSR	6,168.3	5,985.2	3%	12,153.5	4,184.2	190%
Bulk MSR purchases	55,133.5	—	n/m	55,133.5	1,541.3	n/m
	$61,301.8	$5,985.2	924	$67,287.0	$5,725.5	n/m

Total	$64,740.0	$9,438.5	586	$74,178.5	$7,854.0	844

Short term loan commitment (at period end)
Forward loans	$995.0	$916.9	9%	$995.0	$477.5	108%
Reverse loans	68.4	50.2	36	68.4	30.2	127

Average Employment
U.S.	635	577	10	606	433	40
India and other	345	280	23	312	118	164
Total	980	857	14	918	551	67
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination.

Gain on Loans Held for Sale
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020
Gain on Loans Held for Sale (1)
Correspondent	$4.7	$3.5	34%	$8.2	$6.7	23%
Recapture	22.5	34.1	(34)	56.6	36.1	57
	$27.3	$37.6	(27)%	$64.9	$42.9	51%

% Gain on Sale Margin (2)
Correspondent	0.18%	0.12%	42	0.15%	0.53%	(72)
Recapture	4.42	5.12	(14)	4.82%	5.15	(7)
	0.86%	1.08%	(20)	0.97%	2.19%	(55)%

Origination UPB (3)
Correspondent	$2,664.9	$2,822.3	(6)	$5,487.2	$1,259.7	336%
Recapture	510.0	665.6	(23)	1,175.7	701.5	68
	$3,175.0	$3,487.9	(9)%	$6,662.8	$1,961.2	240%
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
We recognized a $27.3 million gain on loans held for sale, net for the second quarter of 2021, a $10.3 million, or 27% decrease as compared to the first quarter of 2021. The decrease is primarily due to lower loan production volume for both channels and a decline in margin in our recapture channel, partially offset by higher margin on our correspondent channel. Recapture margin was lower due to increased competition in the marketplace, while correspondent margin increased through enhanced execution.
Gain on loans held for sale, net for the six months ended June 30, 2021 increased $22.0 million, or 51%, as compared to the six months ended June 30, 2020, mostly in our recapture channel, with an increase in our loan production volume, partially offset by a lower margin. The $4.7 billion, or 240% new production volume increase in both our correspondent and recapture channels is due to favorable market conditions for borrower refinancing and the demonstrated capability of our Originations platform. We have expanded our correspondent seller network from 95 to 383, a 303% increase in twelve months. In addition, the increase in the new production volume of our recapture channel is the result of investments in staffing we made to develop the capabilities of our platform.
Reverse Mortgage Revenue, Net
The following table provides information regarding Reverse mortgage revenue, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020
Origination UPB (1)	$347.2	$296.8	17%	$644.0	$430.6	50%
Origination margin (2)	5.42%	6.67%	(19)	6.00%	5.25%	14
Reverse mortgage revenue, net (Originations) (3)	$18.8	$19.8	(5)%	$38.6	$22.6	71%
(1)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB - see (1) above.

(3)Includes gain on new origination, and loan fees and other.
We reported $18.8 million Originations Reverse mortgage revenue, net for the second quarter of 2021, a $1.0 million, or 5% decrease as compared to the first quarter of 2021. As detailed in the above table, the decrease is driven by a lower average margin that was mostly offset by a volume increase. All reverse channels generated higher volumes, but at a lower margin for the correspondent and retail channels. This decrease in margin is attributable to less favorable yield spread tightening observed in the market during the second quarter which explains the revenue decrease during the quarter.
Reverse mortgage revenue, net for the six months ended June 30, 2021 increased $16.0 million, or 71% as compared to the six months ended June 30, 2020, primarily driven by a higher margin across all channels and increased volume. The higher margin is mostly due to more favorable yield spread tightening observed in the market during the six months ended June 30, 2021.
Other Revenue
Other revenue for the six months ended June 30, 2021 increased $13.1 million as compared to the six months ended June 30, 2020, primarily driven by increased loan production volumes in both recapture and correspondent channels.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes a gain of $8.8 million for the second quarter of 2021 due to the revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. We transfer the MSR from the Originations segment to the Servicing segment at fair value upon closing.
MSR valuation adjustments, net for the second quarter of 2021 increased $0.3 million as compared to the first quarter of 2021. Opportunities for fair value discount or margins were larger in the early period of the pandemic and have reduced as markets normalize. For the six months ended June 30, 2021, MSR valuation adjustments, net increased $3.3 million as compared to the same period of 2020 since we did not record any such gain prior to the pandemic in the first quarter of 2020.
Operating Expenses
Operating expenses for the second quarter of 2021 increased $2.4 million, or 6%, as compared to the first quarter of 2021, primarily due to a $2.4 million, or 11% increase in Compensation and benefits. Originations average headcount increased 14% as compared to the first quarter of 2021, reflecting increases in staffing levels as part of our initiative to expand our origination platform and increase volumes. The net $0.1 million decrease in other operating expenses is primarily driven by a $1.3 million decrease in Professional services due to a reduction in the utilization of temporary resources and consulting services, offset by a $0.5 million increase in origination expenses and a $0.6 million increase in Other expenses to support the surge in our Originations business.
Operating expenses for the six months ended June 30, 2021 increased $29.0 million, or 60%, as compared to the six months ended June 30, 2020, primarily due to a $20.0 million, or 79% increase in Compensation and benefits (including a $4.8 million increase in commissions). Originations average headcount increased 67% as compared to the six months ended June 30, 2020, reflecting an increase in staffing levels as part of our initiative to expand our origination platform and increase volumes. The offshore-to-total average headcount ratio for Originations increased from 21% for the six months ended June 30, 2020 to 34% for the six months ended June 30, 2021. Other operating expenses increased primarily due to a $2.2 million increase in Professional Services and a $3.3 million increase in origination expenses due to increased volumes, and a $1.6 million increase in Technology and communications due to additional software licensing costs related to lending, capital markets and hedging systems. Certain other operating expenses are variable, and as a result, as origination volume increased so did the related expenses. Examples include credit reports included in origination expenses or certain outsourced services recorded in Professional services.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increase in interest income and interest expense during the second quarter of 2021 as compared to the first quarter of 2021, and the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, is primarily the result of the increase in the average held for sale loan and warehouse debt balances due to increased loan production volumes.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, our share of earnings in our equity method investee MAV Canopy (effective the second quarter of 2021), and inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses.
Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. Interest expense on the SSTL and the Senior Notes is allocated to the Servicing segment (excluding Reverse Servicing) based on funding needs. Prior to the third quarter of 2020, we did not allocate the corporate debt and the associated interest expense to the Servicing segment. The interest expense related to the corporate debt for periods prior to the third quarter of 2020 has been allocated to the Servicing segment to conform to the current period presentation. Our cash balances are included in Corporate Items and Other.
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2020 related to our re-engineering initiatives and have not been allocated to other segments.
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 50% quote share of premiums and all related losses incurred by the third-party insurer, effective June 2020, and 40% through May 2020. The reinsurance agreement expires December 31, 2023, but may be terminated by either party at any time with six months advance written notice. The agreement will automatically renew for additional one-year terms unless either party provides 60 days advance written notice prior to renewal.
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

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2021	2021		2021	2020
Revenue
Premiums (CRL)	$1.4	$1.2	17%	$2.7	$3.5	(23)%
Other revenue	0.1	0.1	17	0.1	0.2	(42)
Total revenue	1.5	1.3	17	2.8	3.7	(24)

Operating expenses
Compensation and benefits	22.1	21.7	2	43.8	44.0	—
Professional services	13.4	7.0	90	20.4	32.6	(37)
Technology and communications	5.8	5.8	—	11.5	15.3	(25)
Occupancy and equipment	0.7	0.9	(15)	1.6	7.9	(80)
Servicing and origination	0.4	0.2	53	0.6	0.9	(32)
Other expenses	1.2	1.3	(8)	2.4	5.5	(56)
Total operating expenses before corporate overhead allocations	43.5	36.8	18	80.3	106.1	(24)
Corporate overhead allocations
Servicing segment	(12.4)	(12.2)	1	(24.6)	(33.9)	(27)
Originations segment	(4.6)	(5.0)	(8)	(9.7)	(9.1)	6
Total operating expenses	26.5	19.5	36	46.0	63.1	(27)

Other income (expense), net
Interest income	0.1	0.1	(17)	0.2	1.5	(86)
Interest expense	(5.5)	(4.6)	20	(10.1)	(5.0)	103
Loss on extinguishment of debt	—	(15.5)	(100)	(15.5)	—	n/m
Earnings of equity method investee	0.4	—	n/m	0.4	—	n/m
Other, net	0.7	(0.2)	(477)	0.5	(4.8)	(110)
Total other expense, net	(4.4)	(20.1)	(78)	(24.5)	(8.2)	197

Loss before income taxes	$(29.4)	$(38.4)	(23)%	$(67.7)	$(67.7)	—%
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for the second quarter of 2021 increased $0.5 million, or 2%, as compared to the first quarter of 2021. The average corporate headcount and the mix between onshore and offshore was mostly unchanged.

As compared to the six months ended June 30, 2020, compensation and benefits expense for the six months ended June 30, 2021 decreased $0.2 million. Incentive compensation increased $3.6 million due to additional annual long-term incentive awards granted in March 2021 and an increase in the fair value of cash-settled share-based awards. Largely offsetting this increase, salaries and benefit expenses decreased by $2.8 million due to the effects of a 10% decline in average corporate headcount, including a 22% decrease in average onshore headcount from 336 to 261, and a $0.8 million decline in severance expense.
Professional Services
Professional services expense for the second quarter of 2021 increased $6.3 million, or 90%, as compared to the first quarter of 2021, primarily due to a $2.9 million increase in legal expenses and a $3.2 million increase in other professional fees. The net increase in legal expenses is largely due to a $3.1 million additional provision for litigation settlements. Other professional fees increased primarily due to $3.2 million of advisory fees related to our MSR investment joint venture with Oaktree, MAV Canopy, which closed on May 3, 2021.

As compared to the six months ended June 30, 2020, professional services expense for the six months ended June 30, 2021 declined $12.2 million, or 37%, primarily due to a $6.6 million decrease in legal expenses and a $5.4 million decline in other professional services. The net decline in legal expenses is largely due to expenses recorded in the first six months of 2020 related to the CFPB, Florida and other matters, partially offset by a $3.1 million additional provision for litigation settlements in the second quarter of 2021. In addition, cost reduction initiatives in 2020 resulted in lower other professional fees for the six months ended June 30, 2021, partially offset by the $3.2 million of advisory fees related to our MSR investment joint venture with Oaktree, MAV Canopy.
Other Operating Expenses
Technology and communications, Occupancy and equipment, and Other expenses remained mostly constant in the second quarter of 2021 as compared to the first quarter of 2021. Technology and communications expense for the six months ended June 30, 2021 declined $3.8 million as compared to the six months ended June 30, 2020, primarily due to a $2.1 million decrease in telephone expense, and a $2.5 million decrease in hardware and software depreciation and related expenses. Cost re-engineering initiatives in 2020 resulted in lower Technology and communications expenses in 2021 with the transition to a more cost-effective alternative telephone system.
Occupancy and equipment expense for the six months ended June 30, 2021 decreased $6.3 million as compared to the six months ended June 30, 2020, primarily due to the recognition of facility-related costs in the second quarter of 2020, mainly accelerated depreciation and exit costs of leased properties we partially abandoned.
Other expenses for the six months ended June 30, 2021 decreased $3.1 million as compared to the six months ended June 30, 2020, primarily due to a $2.1 million decline in franchise taxes (non-income related).
Corporate overhead allocations remained mostly constant in the second quarter of 2021 as compared to the first quarter of 2021, and decreased $8.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, mostly due to the reduction of the relative size of the Servicing segment and the cost savings achieved through our cost re-engineering initiatives in 2020.
Total expenses after corporate overhead allocations increased $6.9 million, or 36%, in the second quarter of 2021 as compared to the first quarter of 2021, and decreased by $17.1 million, or 27%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to Professional services expenses, as discussed above, which were not allocated.
Other Income (Expenses)
Interest income for the six months ended June 30, 2021 decreased $1.3 million or 86%, as compared to the six months ended June 30, 2020, mostly due to a decline in interest rates and average interest-earning cash balances in 2021.
Interest expense of the Corporate segment relates to the remaining corporate debt unallocated to other segments. Interest expense for the second quarter of 2021 increased $0.9 million, or 20%, as compared to the first quarter of 2021, and increased $5.1 million, or 103%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase is primarily driven by a higher cost of corporate debt that is mostly due to the senior secured notes issued at a discount on March 4, 2021 and May 3, 2021 together with warrants, resulting in an incremental discount that amortizes over the six-year life of the notes.
On March 4, 2021, we recognized a loss on debt extinguishment of $15.5 million resulting from our early repayment of the SSTL due May 2022, 6.375% PHH senior unsecured notes due August 2021, and 8.375% PMC senior secured notes due November 2022. The loss on debt extinguishment includes the write-off of unamortized debt issuance costs and discount, as well as contractual prepayment premiums.
Earnings of equity method investee represents our 15% share of MAV Canopy earnings from May 3, 2021. See Note 10 - Investment in Equity Method Investee for further detail.
Other expense, net decreased $5.3 million in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily driven by a $1.7 million loss on sale of a vacant office facility in the first quarter of 2020, a $1.5 million decrease in CRL loss adjustment expense due to a decline in the number of covered REO properties due to the COVID-19 foreclosure moratorium and a $0.9 million decrease in foreign currency remeasurement losses related to our operations in India.

LIQUIDITY AND CAPITAL RESOURCES
Overview
On March 4, 2021, we successfully completed a comprehensive refinancing of our corporate debt and a capital contribution to our licensed entity PMC, through the following transactions:
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
•Ocwen Financial Corporation, completed the private placement of $199.5 million aggregate principal amount of senior secured notes due March 4, 2027 (the OFC Senior Secured Notes) together with the issuance of warrants to certain entities owned by funds and accounts managed by Oaktree Capital Management, L.P. (the Oaktree Investors).
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
On May 3, 2021, concurrent with the closing of the MAV transaction, we issued to Oaktree the second tranche of the OFC Senior Secured Notes due March 4, 2027 in an aggregate principal amount of $85.5 million, together with the issuance of common shares and additional warrants.
In addition, in the normal course of business, we are actively engaged with our lenders and as a result, have successfully completed at market terms the following with respect to our current and anticipated financing needs:
•On March 29, 2021, we entered into a gestation repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. Under this facility, dry Agency mortgage loans are sold to a trust which issues a trust certificate that is pledged as the collateral for any borrowings. On March 31, 2021, the trust issued the first certificate of $50.0 million which was increased to $75.0 million on May 28, 2021 and further increased to $225.0 million on July 29, 2021. The second trust certificate of $50.0 million was issued on April 12, 2021 and increased to $100.0 million on July 13, 2021. Additional trust certificates of $25.0 million and $100.0 million were issued for borrowing on June 25, 2021 and July 23, 2021, respectively, under this agreement.
•On March 30, 2021, the borrowing capacity on a reverse mortgage loan facility was temporarily increased from $100.0 million to $150.0 million effective April 1, 2021 until the increase was made permanent on April 29, 2021.
•On March 31, 2021, we extended the maturity date on a $275.0 million repurchase facility to June 30, 2022.
•On April 29, 2021, we entered into a revolving facility which provides up to $30.0 million of committed borrowing capacity secured by eligible HECM loans.
•On May 17, 2021, we increased the total borrowing capacity of a $100.0 million uncommitted facility to $150.0 million through the addition of a $50.0 million participation interest. We use this facility to finance the purchase of EBO loans from Ginnie Mae.
•On June 23, 2021, we renewed a $210.0 million mortgage loan warehouse agreement for one year to June 23, 2022 and increased the total borrowing capacity to $250.0 million ($150.0 million uncommitted and $100.0 million committed).
•On June 28, 2021, we entered into an Agency MSR financing facility which includes a $135.0 million term loan and a $285.0 million revolving loan. The original maturity of the revolving loan is June 28, 2026, and the term loan is scheduled to mature on June 28, 2023.
•On June 30, 2021, we extended the amortization date of the OMART variable funding facility by one year to June 30, 2022. The interest rate margin on the lender’s cost of funds was reduced from 400 bps to 200 bps, and the total borrowing capacity was reduced from $250.0 million to $80.0 million.
•On June 30, 2021, we extended the amortization date of the OFAF variable funding facility for 60 days to August 27, 2021.
•On July 23, 2021, we temporarily increased the total borrowing capacity of a $150.0 million uncommitted warehouse facility to $300.0 million, until September 15, 2021.
•On July 23, 2021, we entered into a repurchase agreement warehouse facility with borrowing capacity of $210.0 million to fund called loans for up to three months.

See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows at the dates indicated:

	June 30, 2021			December 31, 2020
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$625.0	$94.8	$—	$795.0	$213.7	$—
Mortgage loan warehouse facilities	1,360.3	250.0	336.9	1,037.0	186.9	398.4
MSR financing facilities	835.0	50.3	4.3	375.0	39.2	13.0
Total	$2,820.3	$395.1	$341.3	$2,207.0	$439.8	$411.4
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
Our total borrowing capacity increased by approximately $600 million (or 27%) in six months, driven by $460 million capacity under our MSR financing facilities to fund our MSR bulk acquisitions and portfolio growth. In addition, we increased our mortgage loan warehouse capacity by more than $300 million (29%) in six months to fund the growth in our Originations business. The available borrowing capacity under our advance financing facilities decreased by $118.9 million as compared to December 31, 2020 due to the $170 million reduction in total borrowing capacity of the OMART variable funding notes, offset in part by a $51.1 million decrease in outstanding borrowings, consistent with a decrease in our servicer advances. At June 30, 2021, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at June 30, 2021 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral as disclosed below.
We may utilize committed borrowing capacity under our mortgage warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At June 30, 2021, we had $13.3 million committed borrowing capacity under our mortgage loan warehouse facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At June 30, 2021, our unrestricted cash position was $243.6 million compared to $284.8 million at December 31, 2020. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
We strive to optimize our daily cash position to reduce financing costs while closely monitoring our liquidity needs and ongoing funding requirements. We regularly monitor and project cash flows over various time horizons as a way to anticipate and mitigate liquidity risk.
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.0 billion at June 30, 2021. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2021, we funded $91.8 million out of the $2.0 billion borrowing capacity available as of December 31, 2020. We also had short-term commitments to lend $995.0 million and $68.4 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2021. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of June 30, 2021, we have approximately $1.37 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $773.4 million of borrowings under forward and reverse mortgage warehouse facilities, $40.2 million of variable funding notes under advance financing facilities that will enter their respective amortization periods, $503.3 million outstanding under our Agency and Ginnie Mae MSR financing facilities and $55.1 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
In our liquidity management, we consider two factors more specifically as a result of the COVID-19 environment and the volatile interest rate environment: our increased advancing requirements as servicer during each investor remittance period, and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments due to interest rate fluctuations.
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
Second, we are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs, interest rate swap futures or other derivatives. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. Similarly, declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties. Our exposure to changes in fair value of our MSRs and the associated liquidity risk have increased in the past quarter as a result of the GSE MSR bulk acquisitions in June 2021. Refer to the sensitivity analysis in Item 3, Quantitative and qualitative disclosures about market risk.
Our medium- and long-term requirements for cash include:
•Payment of interest and principal repayment of our corporate debt that matures in 2026 and 2027;
•Any payments associated with the confirmation of loss contingencies; and
•Any other payments required under contractual obligations discussed above that extend beyond one year, e.g., lease payments.
Under the terms of the $210.0 million warehouse facility entered into on July 23, 2021, PMC is required to maintain a minimum of $100.0 million in consolidated liquidity on a daily basis. We believe we are in compliance with this liquidity covenant and have cash management strategies in place to ensure we remain compliant during the entire period of the facility.
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. As noted above, we completed a significant refinancing on March 4, 2021. Our subsidiary PMC issued $400.0 million of senior secured notes maturing in 2026, and Ocwen issued $199.5 million of senior secured notes maturing in 2027 and warrants to Oaktree. We used the proceeds received from these note issuances to prepay the $185.0 million outstanding balance of our SSTL and $313.1 million outstanding balance of senior notes maturing in 2021 and 2022, as well as the related prepayment premiums. The remainder of the proceeds were used for general corporate purposes. On May 3, 2021, Ocwen issued an additional $85.5 million of senior secured notes maturing in 2027 and warrants to Oaktree. The proceeds were used to fund our investment in MAV, investments in MSRs and for general corporate purposes. Our financing structure actions are targeted at optimizing access to capital and debt financing, improving our cost of funds, enhancing financial flexibility, bolstering liquidity and reducing funding risk while maintaining leverage within our risk tolerances.
We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. With the launch of MAV and our relationships with other subservicing clients, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in the sale of MSRs while we would perform subservicing for the sold portfolio.
Oaktree Investment and Strategic Relationship
In December 2020, we agreed to create a strategic alliance with Oaktree to launch MAV pursuant to which Oaktree agreed to fund $212.5 million into MAV and we agreed to invest up to $37.5 million into MAV. In addition, on February 9, 2021, Oaktree agreed to invest into Ocwen up to $250.0 million. A portion of the investment by Oaktree facilitated the refinancing of our corporate debt on March 4, 2021 and the remainder of the investment is expected to accelerate the growth of our Originations and Servicing businesses.
The $250.0 million investment by Oaktree is structured as senior secured notes issued by Ocwen Financial Corporation, in two tranches, for an aggregate of $285.0 million principal, with $35.0 million of original issue discount (OID). The $175.0 million first tranche of the investment was completed on March 4, 2021 and resulted in the issuance of $199.5 million OFC Senior Secured Notes, with a $24.5 million OID, and warrants. The $75.0 million second investment (85,500 principal and $10.5 million OID) was completed following the launch of MAV on May 3, 2021.
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
Collateral
The following table lists selected assets on our consolidated balance sheet held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings at June 30, 2021:

$ in millions	Total Assets (Consolidated)	Pledged Assets	Collateralized Borrowings	Net (1)	Unencumbered Assets (1)	Total (1)
Cash	$243.6	—	—	—	243.6	$243.6
Restricted cash	67.9	67.9	—	67.9	—	67.9
Loans held for sale	696.0	660.0	628.0	32.0	36.0	68.0
Loans held for investment - unsecuritized	183.8	139.5	121.0	18.5	44.3	62.8
MSR (2)	1,536.9	1,536.9	928.7	608.2	—	608.2
Advances	762.0	638.3	615.3	23.0	123.7	146.6
Receivables, net	165.2	30.9	20.9	9.9	134.3	144.2
REO	8.4	6.1	3.4	2.7	2.3	5.0
Total - Consolidated (3)	$3,663.8	3,079.6	2,317.4	762.2	584.2	$1,346.4

(1)Certain assets are pledged as collateral to the $400.0 million PMC Senior Secured Notes and $285.0 million OFC Senior Secured (second lien) Notes.
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
The OFC Senior Secured Notes due 2027 have a second lien priority on specified assets carried on PMC’s balance sheet, as defined under the OFC Senior Secured Note Agreement and listed in the table below, and have a priority lien on the following assets: investments by our holding company in subsidiaries not guaranteeing the $400.0 million PMC Senior Secured Notes, including PHH and MAV; cash and investment accounts at the holding company; and certain other assets, including receivables.

$ in millions	As of June 30, 2021
Specified net servicing advances	$150.6
Specified deferred servicing fee	—
Specified MSR value less borrowings	644.0
Specified unrestricted cash balances (1)	—
Specified advance facility reserves	10.2
Specified loan value	128.3
Specified residual value	70.4
Specified fair value of marketable securities	—
Total Value - PMC (1)	$1,003.5
(1)Unrestricted cash was not subject to a priority lien as of June 30, 2021 under the PMC Senior Secured Note agreement.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 12 – Borrowings for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements. At June 30, 2021, we held unrestricted cash in excess of this minimum amount.
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
Cash Flows
Our operating cash flow is primarily impacted by operating results, including Originations gains on loan sales, changes in our servicing advance balances, the level of mortgage loan production, the timing of sales and securitizations of mortgage loans, and the margin calls required under our MSR financing facilities or derivative instruments. We classify purchase of MSRs through flow purchase agreements, Agency Cash Window and bulk acquisitions as investing activity. MSR investments represent a key indicator of our ability to generate future income in our Servicing business, together with originated MSR. We classify changes in HECM loans held for investment as investing activity, changes in the related HMBS borrowings as financing activity.
Our NRZ agreements have a significant impact on our liquidity and consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows through April 2020. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the three and six months ended June 30, 2020 includes $10.0 million and $35.1 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.

Our cash flows may be summarized as follows:

$ in millions	For the Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	(216)	225
Net cash used in investing activities	(722)	(243)
Net cash provided by (used in) financing activities	893	(96)
Net decrease in cash, cash equivalents and restricted cash	(46)	(115)
Cash, cash equivalents and restricted cash at end of period	$312	$378

Cash flows for the six months ended June 30, 2021
Our operating activities used $216.2 million of cash largely due to the growth of our new Originations production with net cash paid on loans held for sale of $333.5 million for the six months ended June 30, 2021, partially offset by $56.5 million of net collections of servicing advances, mostly P&I advances.
Our investing activities used $722.5 million of cash. The primary uses of cash in our investing activities include $712.6 million to purchase MSRs, mostly through bulk acquisitions, and $11.5 million of contributions to our equity method investee MAV Canopy. These cash outflows were partly offset by net cash inflows in connection with our HECM reverse mortgages of $1.7 million.
Our financing activities provided $893.0 million of cash. Cash inflows include $647.9 million from the issuance of the PMC Senior Secured Notes and the OFC Senior Secured Notes, warrants and common stock to Oaktree and $667.5 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $715.3 million, and an $897.6 million net increase in borrowings under our mortgage warehouse and MSR financing facilities. Cash outflows include $319.2 million to repay our 6.375% senior unsecured notes and 8.375% senior secured notes, $188.7 million repayment of the SSTL, $51.1 million of net repayments on advance match funded liabilities and $38.5 million of net payments on the financing liabilities related to MSRs pledged. In addition, we paid debt issuance costs of $16.0 million in connection with the issuance of the PMC Senior Secured Notes and OFC Senior Secured Notes.
Cash flows for the six months ended June 30, 2020
Our operating activities provided $224.8 million of cash including $233.5 million net collections of servicing and ancillary income, $144.0 million of net collections of servicing advances, partially offset by net cash paid on loans held for sale of $12.8 million for the six months ended June 30, 2020.
Our investing activities used $243.4 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $198.0 million. Cash outflows also include $48.0 million to purchase MSRs.
Our financing activities used $96.2 million of cash. Cash outflows include the partial prepayment of $131.1 million on the SSTL, $66.5 million of net repayments on advance match funded liabilities, a $43.8 million decrease in borrowings under our mortgage warehouse and MSR financing facilities, and $68.5 million of net payments on the financing liabilities related to MSRs pledged. In addition, we also paid $7.3 million of debt issuance costs related to our SSTL facility amendment and repurchased 5.7 million shares of our common stock for $4.6 million. Cash inflows include $590.6 million received in connection with our reverse mortgage securitizations less repayments on the related financing liability of $365.2 million.

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
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. As of June 30, 2021, 84% of our assets and 65% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See Part I., Item 3. Quantitative and Qualitative Disclosures about Market Risk below for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale carried at fair value as well as any related derivatives at June 30, 2021, given hypothetical instantaneous parallel shifts in the yield curve.
Valuation of Reverse Mortgage Loans Held for Investment
During the six months ended June 30, 2021, we recorded a net $12.5 million fair value gain in reverse mortgage revenue in our Servicing segment. The fair value of both reverse mortgage loans held for investment and corresponding HMBS-related borrowings is based primarily on discounted cash flow methodologies. Inputs to the discounted cash flows of these assets include future draws and tail spread gains, voluntary prepayments, defaults and discount rate. The determination of fair value requires management judgment due to the significant unobservable assumptions, including voluntary prepayment speeds, defaults and discount rate.
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
Valuation of MSRs
During the six months ended June 30, 2021, we recorded a $60.5 million fair value loss on the revaluation of our MSRs. We determine the fair value of MSRs primarily using discounted cash flow methodologies. The significant estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees, and cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. The determination of the fair value of MSRs requires management judgment relating to the significant unobservable assumptions that underlie the valuation, including prepayment speed, delinquency rates, cost to service and discount rate. Our judgement is informed by the transactions we observe in the market, by our actual portfolio performance and by the advice and information we obtain from our valuation experts, amongst other factors.
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
Allowance for Losses on Servicing Advances and Receivables
During the six months ended June 30, 20211, we recorded a $3.9 million provision expense for losses on servicing advances. At June 30, 2021, the allowance was $6.9 million, which represented 0.9% of total servicing advances. We record an allowance for losses on servicing advances to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs.
During the six months ended June 30, 2021, we recorded a $7.5 million provision expense on receivables related to government-insured claims. At June 30, 2021, the allowance for losses on receivables related to government-insured claims was $41.2 million, which represents 33% of total government-insured claims receivables. The allowance for losses relates to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations. This allowance is based upon continuing assessments of collectability, historical loss experience, current conditions and reasonable and supportable forecasts.
Determining an allowance for losses involves management judgment and assumptions that, given similar information at any given point, may result in a different but reasonable estimate.
Indemnification Obligations
During the six months ended June 30, 2021, we recorded a $0.5 million provision expense for indemnification. As of June 30, 2021, we have recorded a liability for representation and warranty obligations, and similar indemnification obligations of $41.6 million. We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. See Note 22 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
Litigation
During the six months ended June 30, 2021, we recorded an $8.0 million provision expense for loss contingencies. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $46.9 million as of June 30, 2021. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded as of June 30, 2021. In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change.
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
Through May 2021, management implemented a macro-hedging strategy to reduce the volatility of the MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy was targeted at mitigating the residual exposure, which we refer to as our net MSR portfolio exposure. We defined our net MSR portfolio exposure as follows:
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
In the first and second quarters of 2021, we also included in our MSR portfolio the exposure related to expected future MSR bulk acquisitions subject to letters of intent.
Effective May 2021, management started hedging its MSR portfolio and its pipeline separately (see below for further description of pipeline hedging), effectively ending the macro hedge strategy previously in place. Under the new MSR hedging strategy, the MSR portfolio exposure is now defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent,
•less the Agency MSRs subject to our agreements with NRZ (See Note 8 — Rights to MSRs),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings.
We determine and monitor daily the hedge coverage based on the duration and other interest rate sensitivity measures of the MSR portfolio exposure, considering market and liquidity conditions. The MSR hedging strategy’s objective is to provide partial coverage of our MSR portfolio exposure between 40% and 60%. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes.
The following table illustrates the interest rate sensitivity of the MSR portfolio exposure and associated hedges at June 30, 2021. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at June 30, 2021	Hypothetical change in fair value due to 25 bps rate decrease	Hypothetical change in fair value due to 25 bps rate increase
Agency MSRs - interest rate sensitive (excl. NRZ)	$1,408.4	$(71.8)	$71.8

Asset value of securitized HECM loans, net of HMBS-related borrowing	104.5	3.6	(3.7)
MSR hedging derivative instruments	$4.5	31.1	(31.2)
Total hedge position		$34.8	$(35.0)
Hypothetical hedge coverage ratio (1)		48%	49%

Hypothetical residual exposure to changes in interest rates		(37.0)	36.8
(1)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements,
The derivative instruments are subject to margin requirements, posted as either initial or variation margin. Ocwen may be required to post or may be entitled to receive cash collateral with its counterparties through margin calls, based on daily value changes of the instruments. Changes in market factors, including interest rates, and our credit rating may require us to post additional cash collateral and could have a material adverse impact on our financial condition and liquidity.
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
The fair value of our HECM loan portfolio net of the fair value of the HMBS-related borrowings comprise the fair value of reverse mortgage loans and tails that are unsecuritized at the balance sheet date (reverse pipeline) and the fair value of securitized HECM loans net of the corresponding HMBS-related borrowings that represent the reverse mortgage economic MSR (HMSR) for risk management purposes. The HMSR acts as a partial hedge for our forward MSR value sensitivity. This HMSR exposure is used as an offset to our forward MSR exposure and managed as part of our MSR hedging strategy described above. Reverse pipeline is hedged under the same principles as described below, for unsecuritized loans held for investment.
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 60 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 5 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The pipeline hedging strategy’s objective is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 15% or +/- $15 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements.

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

	June 30, 2021		December 31, 2020
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$207.1	$207.1	$261.5	$261.5
Loans held for sale, at fair value	680.9	680.9	366.4	366.4
Loans held for sale, at lower of cost or fair value (2)	15.2	15.2	21.5	21.5
Loans held for investment, at fair value	7,112.3	7,112.3	6,997.1	6,997.1
Debt service accounts and time deposits	16.2	16.2	20.7	20.7
Total rate-sensitive assets	$8,031.7	$8,031.7	$7,667.2	$7,667.2

Rate-Sensitive Liabilities (3):
Advance match funded liabilities	$530.2	$530.8	$581.3	$582.0
HMBS-related borrowings, at fair value	6,823.9	6,823.9	6,772.7	6,772.7
Mortgage loan warehouse facilities	773.4	773.4	451.7	451.7
MSR financing facilities, net (4)	1,013.9	982.8	438.6	406.9
Senior secured term loan, net (4)	—	—	185.0	184.6
Senior notes (4)	685.0	666.0	313.1	320.9
Total rate-sensitive liabilities	$9,826.3	$9,776.8	$8,742.3	$8,718.8

	June 30, 2021		December 31, 2020
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$1,063.4	$17.4	$631.4	$22.7
Forward trades	100.0	0.1	50.0	(0.1)
Interest rate swap futures	1,050.0	2.3	593.5	0.5
TBA / Forward MBS trades	3,183.0	0.7	400.0	(4.6)
Derivatives, net		$20.6		$18.6
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2021, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2021 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.6	$(3.7)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	14.1	(16.9)
Derivative instruments	17.0	(15.3)
Total MSRs - Agency and non-Agency (1)	(71.6)	71.8
Interest rate lock commitments (2)	(1.3)	1.0
Total, net	$(38.2)	$36.9
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in Pledged MSR liability expense.
(2)Forward mortgage loans only.
The increase in our net sensitivity as of June 30, 2021 as compared to December 31, 2020 (from approximately $15 million to $37-38 million for a 25 basis point parallel shift in the yield curve) is primarily due to the growth of our Servicing and Originations businesses, with the significant increase in the size of our Agency MSR portfolio through bulk acquisitions and the increase in our pipeline, as our hedging strategy objectives and coverage ratio remained broadly similar.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on June 30, 2021 balances, if interest rates were to increase by 1% on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $13.0 million resulting from an increase of $26.1 million in annual interest income and an increase of $13.1 million in annual interest expense.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2021.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2021 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 19 – Regulatory Requirements and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.
ITEM 1A.    RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Item 1A. Risk Factors under Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2021. Understanding these risks is important to understanding any statement in such reports and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All unregistered sales of equity securities during the period have been previously disclosed.

ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1*	Ocwen Financial Corporation 2021 Equity Incentive Plan (3)
10.2†	Binding Term Sheet among Ocwen Financial Corporation, Ocwen USVI Services, LLC and Altisource S.à r.l. dated as of May 5, 2021 (filed herewith)
10.3†	Bulk Servicing Rights Purchase and Sale Agreement between PHH Mortgage Corporation and AmeriHome Mortgage Company, LLC dated as of May 21, 2021 (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Included as Exhibit 101).

*    Management contract or compensatory plan or agreement.
† Certain information has been omitted in accordance with Item 601(b)(10) of Regulation S-K because it is both not material and is the type of information that the registrant treats as private or confidential. An unredacted copy will be furnished supplementally to the SEC upon request.
(1)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the period ended September 30, 2020.
(2)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(3)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on May 25, 2021.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ June C. Campbell

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 5, 2021