Form 10-Q
period 2021-09-30
OCWEN FINANCIAL CORP
filed 2021-11-08
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 29, 2021: 9,200,752 shares

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
•our ability to close acquisitions of MSRs and other transactions, including the ability to obtain regulatory approvals, enter into definitive financing arrangements, and satisfy closing conditions, and the timing for doing so;
•our ability to efficiently integrate the operations, assets and employees of Reverse Mortgage Solutions, Inc. (RMS) following our acquisition of certain assets of RMS related to reverse mortgage subservicing, including subservicing contracts and related foreclosed properties;
•our ability to obtain the necessary counterparty approvals to begin servicing our owned reverse servicing portfolio, and the timing for doing so;
•our ability to retain the customers and employees acquired from Texas Capital Bank, and the extent to which this acquisition and our other correspondent lending initiatives will contribute to achieving our growth objectives;
•the extent to which we will be able to execute call rights transactions, and whether such transactions will generate the returns anticipated;
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$236,072	$284,802
Restricted cash (amounts related to variable interest entities (VIEs) of $9,417 and $16,791)	85,277	72,463
Mortgage servicing rights (MSRs), at fair value	2,176,260	1,294,817
Advances, net (amounts related to VIEs of $594,645 and $651,576)	739,596	828,239
Loans held for sale ($921,621 and $366,364 carried at fair value) (amounts related to VIEs of $461,827 and $0)	933,700	387,836
Loans held for investment, at fair value (amounts related to VIEs of $8,004 and $9,770)	7,108,730	7,006,897
Receivables, net	183,090	187,665
Premises and equipment, net	15,122	16,925
Investment in equity method investee	19,794	—
Other assets ($22,158 and $25,476 carried at fair value) (amounts related to VIEs of $1,988 and $4,544)	542,597	571,483
Total assets	$12,040,238	$10,651,127

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$6,782,564	$6,772,711
Other financing liabilities, at fair value (amounts related to VIEs of $8,004 and $9,770)	710,911	576,722
Advance match funded liabilities (related to VIEs)	516,572	581,288
Mortgage loan warehouse facilities	1,069,170	451,713
MSR financing facilities, net	945,744	437,672
Senior secured term loan, net	—	179,776
Senior notes, net	612,658	311,898
Other liabilities ($20,518 and $4,638 carried at fair value)	932,748	923,975
Total liabilities	11,570,367	10,235,755

Commitments and Contingencies (Notes 21 and 22)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 9,189,030 and 8,687,750 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	92	87
Additional paid-in capital	591,839	556,062
Accumulated deficit	(111,909)	(131,682)
Accumulated other comprehensive loss, net of income taxes	(10,151)	(9,095)
Total stockholders’ equity	469,871	415,372
Total liabilities and stockholders’ equity	$12,040,238	$10,651,127

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Servicing and subservicing fees	$206,585	$181,722	$562,764	$568,445
Reverse mortgage revenue, net	5,035	14,499	56,162	51,055
Gain on loans held for sale, net	59,702	45,886	108,136	92,764
Other revenue, net	11,779	6,928	29,078	17,637
Total revenue	283,101	249,035	756,140	729,901

MSR valuation adjustments, net	(6,320)	(33,814)	(57,562)	(231,368)

Operating expenses
Compensation and benefits	68,960	69,648	209,413	195,393
Servicing and origination	27,932	22,930	82,044	60,547
Professional services	18,379	28,361	61,245	77,816
Technology and communications	14,737	15,850	41,050	47,154
Occupancy and equipment	8,962	9,572	25,699	37,677
Other expenses	6,466	3,161	15,422	12,958
Total operating expenses	145,436	149,522	434,873	431,545

Other income (expense)
Interest income	7,869	3,801	15,993	12,762
Interest expense	(40,623)	(26,815)	(102,591)	(83,557)
Pledged MSR liability expense	(91,160)	(57,404)	(168,820)	(105,684)
Loss on extinguishment of debt	—	—	(15,458)	—
Earnings of equity method investee	932	—	1,282	—
Other, net	1,900	3,345	5,554	4,616
Total other expense, net	(121,082)	(77,073)	(264,040)	(171,863)

Income (loss) before income taxes	10,263	(11,374)	(335)	(104,875)
Income tax benefit	(11,289)	(1,954)	(20,108)	(71,920)
Net income (loss)	$21,552	$(9,420)	$19,773	$(32,955)

Earnings (loss) per share
Basic	$2.35	$(1.09)	$2.21	$(3.76)
Diluted	$2.29	$(1.09)	$2.13	$(3.76)

Weighted average common shares outstanding
Basic	9,189,030	8,669,550	8,960,696	8,770,102
Diluted	9,401,858	8,669,550	9,270,751	8,770,102

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$21,552	$(9,420)	$19,773	$(32,955)

Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	(386)	47	(1,119)	139
Other	18	42	63	118
Comprehensive income (loss)	$21,184	$(9,331)	$18,717	$(32,698)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Three Months Ended September 30, 2021 and 2020
Balance at June 30, 2021	9,189,030	$92	$590,252	$(133,461)	$(9,783)	$447,100
Net income	—	—	—	21,552	—	21,552
Equity-based compensation and other	—	—	1,587	—	—	1,587
Other comprehensive loss, net of income taxes	—	—	—	—	(368)	(368)
Balance at September 30, 2021	9,189,030	$92	$591,839	$(111,909)	$(10,151)	$469,871

Balance at June 30, 2020	8,667,260	$87	$555,147	$(115,039)	$(7,426)	$432,769
Net loss	—	—	—	(9,420)	—	(9,420)
Additional shares issued on reverse stock split rounding	4,692	—	—	—	—	—
Equity-based compensation and other	320	—	1,029	—	—	1,029
Other comprehensive income, net of income taxes	—	—	—	—	89	89
Balance at September 30, 2020	8,672,272	$87	$556,176	$(124,459)	$(7,337)	$424,467

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
	Shares	Amount
Nine Months Ended September 30, 2021 and 2020
Balance at December 31, 2020	8,687,750	$87	$556,062	$(131,682)	$(9,095)	$415,372
Net income	—	—	—	19,773	—	19,773
Issuance of common stock	426,705	4	12,165	—	—	12,169
Issuance of common stock warrants, net of issuance costs	—	—	19,956	—	—	19,956
Equity-based compensation and other	74,575	1	3,656	—	—	3,657
Other comprehensive income, net of income taxes	—	—	—	—	(1,056)	(1,056)
Balance at September 30, 2021	9,189,030	$92	$591,839	$(111,909)	$(10,151)	$469,871

Balance at December 31, 2019	8,990,816	$90	$558,057	$(138,542)	$(7,594)	$412,011
Net loss	—	—	—	(32,955)	—	(32,955)
Cumulative effect of adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13	—	—	—	47,038	—	47,038
Repurchase of common stock	(377,484)	(4)	(4,601)	—	—	(4,605)
Additional shares issued on reverse stock split rounding	4,692	—	—	—	—	—
Equity-based compensation and other	54,248	1	2,720	—	—	2,721
Other comprehensive income, net of income taxes	—	—	—	—	257	257
Balance at September 30, 2020	8,672,272	$87	$556,176	$(124,459)	$(7,337)	$424,467

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$19,773	$(32,955)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
MSR valuation adjustments, net	57,562	231,368
Loss (gain) on sale of MSRs, net	64	(48)
Provision for bad debts	16,069	18,801
Depreciation	7,527	15,398
Amortization of debt issuance costs and discount	5,438	5,335
Equity-based compensation expense	3,697	2,392
Loss on extinguishment of debt	15,458	—
Loss (gain) on valuation of Pledged MSR financing liability	71,273	(21,314)
Net gain on valuation of loans held for investment and HMBS-related borrowings	(9,993)	(14,410)
Earnings of equity method investee	(1,282)	—
Gain on loans held for sale, net	(108,136)	(92,764)
Origination and purchase of loans held for sale	(12,987,522)	(4,378,999)
Proceeds from sale and collections of loans held for sale	12,411,398	4,259,127
Changes in assets and liabilities:
Decrease in advances, net	69,868	210,688
Decrease in receivables and other assets, net	9,659	105,023
Decrease (increase) in other liabilities	9,582	(47,981)
Other, net	(3,271)	(11,622)
Net cash (used in) provided by operating activities	(412,836)	248,039

Cash flows from investing activities
Origination of loans held for investment	(1,214,772)	(867,702)
Principal payments received on loans held for investment	1,172,011	619,486
Purchase of MSRs	(785,194)	(82,990)
Investment in equity method investee	(18,512)	—
Other, net	1,086	3,090
Net cash used in investing activities	(845,381)	(328,116)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(64,716)	(99,031)
Repayment of other financing liabilities	(62,076)	(84,185)
Proceeds from mortgage loan warehouse facilities, net	617,457	109,538
Proceeds from MSR financing facilities	680,711	128,641
Repayment of MSR financing facilities	(170,500)	(208,996)
Repayment of Senior notes	(319,156)	—
Proceeds from issuance of Senior notes and warrants	647,944	—
Repayment of senior secured term loan (SSTL) borrowings	(188,700)	(136,066)
Payment of debt issuance costs	(16,173)	(7,522)
Proceeds from sale of MSRs accounted for as secured financing	130,024	—
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	1,119,742	885,987
Repayment of HMBS-related borrowings	(1,161,609)	(613,026)
Issuance of common stock	9,878	—
Repurchase of common stock	—	(4,605)
Other, net	(525)	(32)
Net cash provided by (used in) financing activities	1,222,301	(29,297)

Net decrease in cash, cash equivalents and restricted cash	(35,916)	(109,374)
Cash, cash equivalents and restricted cash at beginning of year	357,265	492,340
Cash, cash equivalents and restricted cash at end of period	$321,349	$382,966

Supplemental non-cash investing and financing activities:

Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$3,955	$2,608
Lease liability	3,955	2,597
Transfers of loans held for sale to real estate owned (REO)	$5,312	$2,554
Transfer from loans held for investment to loans held for sale	2,898	1,900
Derecognition of MSRs and financing liabilities:
MSRs	$—	$(263,344)
Financing liability - MSRs pledged	—	(263,344)
Deconsolidation of mortgage-backed securitization trusts (VIEs)
Loans held for investment	$—	$(10,715)
Other financing liabilities	—	(9,519)
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	$—	$47,038

Supplemental information - Sale and deconsolidation of subsidiary
Cash proceeds received	$4,409	$—
Equity / cash balance held by subsidiary upon sale	(5,250)	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$236,072	$321,455
Restricted cash and equivalents:
Debt service accounts	13,271	14,873
Other restricted cash	72,006	46,638
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$321,349	$382,966

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
We source our servicing portfolio through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency or GSE) loans and government-insured (Federal Housing Administration (FHA) or Department of Veterans Affairs (VA)) forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate and purchase Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae.
We had a total of approximately 5,200 employees at September 30, 2021 of which approximately 3,200 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, approximately 67% were engaged in supporting our loan servicing operations as of September 30, 2021.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounting Standards Issued but Not Yet Adopted
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (ASU 2021-04)
The amendments in this ASU provide the following guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic: (1) treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, (2) measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange and (3) recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in ASC Topic 718. In a multiple-element transaction (for example, one that includes both debt financing and equity financing), the total effect of the modification should be allocated to the respective elements in the transaction.
The amendments in this ASU are effective for us on January 1, 2022. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds received from securitizations	$5,823,765	$2,364,829	$12,220,596	$4,256,082
Servicing fees collected (1)	16,440	12,561	43,968	35,204
Purchases of previously transferred assets, net of claims reimbursed	(6,065)	(2,061)	(16,085)	(6,338)
	$5,834,140	$2,375,329	$12,248,479	$4,284,948
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $66.4 million and $136.5 million during the three and nine months ended September 30, 2021, respectively, and $22.1 million and $37.8 million during the three and nine months ended September 30, 2020, respectively. We securitize forward residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	September 30, 2021	December 31, 2020
Carrying value of assets
MSRs, at fair value	$281,161	$137,029
Advances	133,994	143,361
UPB of loans transferred (1)	26,724,676	18,062,856
Maximum exposure to loss	$27,139,831	$18,343,246
(1)Includes $5.3 billion and $4.1 billion of loans delivered to Ginnie Mae as of September 30, 2021 and December 31, 2020, respectively, and includes loan modifications delivered through the Ginnie Mae Early Buyout Program (EBO).
At September 30, 2021 and December 31, 2020, 4.3% and 6.8%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 13.1% and 17.1%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
The table below presents the carrying value and classification of the assets and liabilities of the loans held for sale financing facility:

September 30, 2021
Mortgage loans (Loans held for sale, at fair value)	$461,827
Outstanding borrowings (Mortgage loan warehouse facilities)	465,018
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

The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	September 30, 2021	December 31, 2020
Match funded advances (Advances, net)	$594,645	$651,576
Debt service accounts (Restricted cash)	7,241	14,195
Unamortized deferred lender fees (Other assets)	1,783	4,253
Prepaid interest (Other assets)	205	291
Advance match funded liabilities	516,572	581,288
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
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	September 30, 2021	December 31, 2020
MSRs pledged (MSRs, at fair value)	$649,202	$476,371
Unamortized deferred lender fees (Other assets)	2,290	1,183
Debt service account (Restricted cash)	104	211
Outstanding borrowings (MSR financing facilities, net)	349,298	210,755
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
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	September 30, 2021	December 31, 2020
MSRs pledged (MSRs, at fair value)	$103,082	$129,204
Debt service account (Restricted cash)	2,071	2,385
Outstanding borrowings (MSR financing facilities, net)	48,243	68,313
Unamortized debt issuance costs (MSR financing facilities, net)	506	894

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		September 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$921,621	$921,621	$366,364	$366,364
Loans held for sale, at lower of cost or fair value (b)	3	12,079	12,079	21,472	21,472
Total Loans held for sale		$933,700	$933,700	$387,836	$387,836

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$7,100,726	$7,100,726	$6,997,127	$6,997,127
Loans held for investment - Restricted for securitization investors (a)	3	8,004	8,004	9,770	9,770
Total loans held for investment		$7,108,730	$7,108,730	$7,006,897	$7,006,897

Advances, net (c)	3	$739,596	$739,596	$828,239	$828,239
Receivables, net (c)	3	183,090	183,090	187,665	187,665
Mortgage-backed securities (a)	3	1,618	1,618	2,019	2,019
Corporate bonds (a)	2	211	211	211	211
Investment in equity method investee (c)	3	19,794	19,794	—	—

Financial liabilities:
Advance match funded liabilities (c)	3	$516,572	$515,405	$581,288	$581,997
Financing liabilities:
HMBS-related borrowings (a)	3	$6,782,564	$6,782,564	$6,772,711	$6,772,711
Other financing liabilities
Financing liability -Transferred MSR liability (a)	3	702,907	702,907	566,952	566,952
Financing liability - Owed to securitization investors (a)	3	8,004	8,004	9,770	9,770
Total Other financing liabilities		710,911	710,911	576,722	576,722

Senior secured term loan (c) (d)	2	$—	$—	$179,776	$184,639
Mortgage loan warehouse facilities (c)	3	1,069,170	1,069,170	451,713	451,713
MSR financing facilities (c) (d)	3	945,744	918,217	437,672	406,860
Senior notes:
Senior notes (c) (d) (f)	2	392,190	403,490	311,898	320,879
OFC Senior notes due 2027 (c) (d) (f)	3	220,468	258,805	—	—
Total Senior notes		$612,658	$662,295	$311,898	$320,879

		September 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a)	3	$14,030	$14,030	$22,706	$22,706
Forward trades - Loans held for sale (a)	2	421	421	(50)	(50)
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	(11,227)	(11,227)	(4,554)	(4,554)
Interest rate swap futures (a)	1	(8,236)	(8,236)	504	504
TBA forward Pipeline trades (a)	1	5,262	5,262	—	—
Other	3	(438)	(438)	—	—

MSRs (a)	3	$2,176,260	$2,176,260	$1,294,817	$1,294,817
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 12 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $210.8 million and $51.1 million at September 30, 2021 and December 31, 2020, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.
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
The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended September 30, 2021
Beginning balance	$8,680	$(8,680)	$138,842	$1,607	$17,437
Cumulative effect of fair value election	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	136,996	—	—
Issuances	—	—	—	—	184,995
Sales	—	—	(64,032)	—	—
Settlements	(676)	676	—	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(182,783)
Receivables, net	—	—	(558)	—	—
	(676)	676	72,406	—	2,212
Change in fair value included in earnings	—	—	(496)	11	(5,619)
Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$8,004	$(8,004)	$210,752	$1,618	$14,030

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended September 30, 2020
Beginning balance	$11,664	$(11,664)	$25,950	$1,726	$17,818
Purchases, issuances, sales and settlements
Purchases	—	—	45,445	—	—
Issuances	—	—	—	—	87,311
Sales	—	—	(45,723)	—	—
Settlements	(652)	652	356	—	(77,785)
Transfers (to) from:
Receivables, net	—	—	157	—	—
	(652)	652	235	—	9,526
Change in fair value included in earnings	—	—	224	424	(4,665)
Ending balance	$11,012	$(11,012)	$26,409	$2,150	$22,679

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-backed Securities	IRLCs
Nine Months Ended September 30, 2021
Beginning balance	$9,770	$(9,770)	$51,072	$2,019	$22,706
Purchases, issuances, sales and settlements
Purchases	—	—	303,117	—	—
Issuances	—	—	—	—	446,751
Sales	—	—	(135,088)	—	—
Settlements	(1,766)	1,766	—	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(425,169)
Other assets	—	—	(377)	—	—
Receivables, net	—	—	(1,113)	—	—
	(1,766)	1,766	166,539	—	21,582
Change in fair value included in earnings	—	—	(6,859)	(401)	(30,258)
Ending balance	$8,004	$(8,004)	$210,752	$1,618	$14,030

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-backed Securities	IRLCs
Nine Months Ended September 30, 2020
Beginning balance	$23,342	$(22,002)	$—	$2,075	$—
Purchases, issuances, sales and settlements
Purchases	—	—	103,955	—	—
Issuances	—	—	—	—	144,931
Deconsolidation of mortgage-backed securitization trusts	(10,715)	9,519	—	—	—
Sales	—	—	(104,273)	—	—
Settlements	(1,615)	1,615	(70)	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(128,224)
Receivables, net	—	—	(113)	—	—
	(12,330)	11,134	(501)	—	16,707
Change in fair value included in earnings	—	(144)	1,328	75	(4,506)
Transfers in and / or out of Level 3	—	—	25,582	—	10,478
Ending balance	$11,012	$(11,012)	$26,409	$2,150	$22,679
A rollforward of the beginning and ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Financing liability - MSRs pledged that we measure at fair value on a recurring and non-recurring basis is provided in Note 5 – Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting, respectively.
During the nine months ended September 30, 2021, there have been no changes to the methodologies that we use in estimating fair values or classifications under the valuation hierarchy as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The significant unobservable assumptions that we make to estimate the fair value of significant assets and liabilities classified as Level 3 and measured at fair value on a recurring or non-recurring basis are provided below.
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

Significant unobservable assumptions	September 30, 2021	December 31, 2020
Life in years
Range	1.1 to 8.0	0.9 to 8.0
Weighted average	5.6	5.9
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	11.0% to 35.5%	10.6% to 28.8%
Weighted average	16.2%	15.4%
Discount rate	2.5%	1.9%
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

Significant unobservable assumptions	September 30, 2021		December 31, 2020
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	9.0%	12.0%	11.8%	11.5%
Weighted average lifetime delinquency rate	1.4%	12.8%	3.0%	28.0%
Weighted average discount rate	8.6%	11.2%	9.2%	11.4%
Weighted average cost to service (in dollars)	$72	$209	$79	$270
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of September 30, 2021 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(65,965)	$(128,151)
Weighted average discount rate	(53,571)	(103,573)
Investment in Equity Method Investee
Our investment in equity method investee is accounted for using the equity method and classified as Level 3 within the valuation hierarchy. The assets, including MSRs and MSR related assets, and liabilities of the investee are carried at fair value or a value that approximates fair value. Accordingly, the investee’s net asset value approximates its fair value, and its earnings or losses reflect the change in its net asset value, resulting in our recorded investment approximating fair value. See Note 10 - Investment in Equity Method Investee for further details.
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

Significant unobservable assumptions	September 30, 2021	December 31, 2020
Life in years
Range	1.1 to 8.0	0.9 to 8.0
Weighted average	5.6	5.9
Conditional prepayment rate
Range	11.0% to 35.5%	10.6% to 28.8%
Weighted average	16.2%	15.4%
Discount rate	2.3%	1.7%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value, respectively. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
MSRs Pledged Liabilities
These MSR pledged liabilities carried at fair value and classified as Level 3 within the valuation hierarchy. We determine the fair value of the pledged MSR liability consistent with the mid-point of the range of prices provided by third-party valuation experts for the related MSR, considering retained cash flows.

Significant unobservable assumptions	September 30, 2021	December 31, 2020
Weighted average prepayment speed	11.2%	11.5%
Weighted average delinquency rate	11.2%	29.8%
Weighted average discount rate	10.7%	11.4%
Weighted average cost to service (in dollars)	$199	$287
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$680,866	$253,037	$366,364	$208,752
Originations and purchases	6,366,795	2,429,977	12,987,522	4,378,999
Proceeds from sales	(6,098,495)	(2,317,579)	(12,362,149)	(4,190,355)
Principal collections	(22,334)	(5,721)	(39,037)	(21,479)
Transfers from (to):
Loans held for investment, at fair value	1,220	781	2,898	1,900
Receivables, net	(7,625)	(14,723)	(25,151)	(62,949)
REO (Other assets)	(1,767)	(1,713)	(5,312)	(2,554)
Gain (loss) on sale of loans	1,793	17,509	(13,006)	45,762
Increase (decrease) in fair value of loans	(5,336)	4,220	(6,025)	1,925
Other	6,504	1,178	15,517	6,965
Ending balance (1)	$921,621	$366,966	$921,621	$366,966
(1)At September 30, 2021 and 2020, the balances include $(9.3) million and $(5.8) million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance - before Valuation Allowance	$20,278	$31,880	$27,652	$73,160
Proceeds from sales	(2,916)	891	(9,583)	(45,974)
Principal collections	(415)	(514)	(629)	(1,319)
Transfers from (to):
Receivables, net	(444)	—	(936)	61
Gain (loss) on sale of loans	35	(1,141)	549	474
Other	123	(1,220)	(392)	3,494
Ending balance - before Valuation Allowance	16,661	29,896	16,661	29,896

Beginning balance - Valuation Allowance	$(5,124)	$(6,400)	$(6,180)	$(6,643)
(Provision for) reversal of valuation allowance	602	45	1,582	(1,084)
Transfer to (from) Liability for indemnification obligations (Other liabilities)	(60)	(42)	16	(117)
Sales of loans	—	166	—	1,613
Ending balance - Valuation Allowance	(4,582)	(6,231)	(4,582)	(6,231)

Ending balance, net	$12,079	$23,665	$12,079	$23,665

Gain on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$66,420	$22,096	$136,482	$37,785
Gain (loss) on sale of forward mortgage loans (1)	(2,601)	11,897	(25,440)	35,201
Gain on sale of repurchased Ginnie Mae loans	3,962	4,663	12,277	11,036
	67,781	38,656	123,319	84,022
Change in fair value of IRLCs	(4,135)	4,828	(9,225)	16,876
Change in fair value of loans held for sale	(3,491)	3,061	(3,323)	3,367
Loss on economic hedge instruments (2)	780	179	592	(10,141)
Other	(1,233)	(838)	(3,227)	(1,360)
	$59,702	$45,886	$108,136	$92,764
(1)Includes $22.5 million gain in the three and nine months ended September 30, 2021 related to loans purchased through the exercise of our servicer call rights with respect to certain Non-Agency trusts and sold, servicing release, in the three months ended September 30, 2021.
(2)Excludes gains of $1.5 million and $25.5 million on inter-segment economic hedge derivative presented within MSR valuation adjustments, net for the three and nine months ended September 30, 2021, respectively, and a loss of $7.8 million for the three and nine months ended September 30, 2020. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio. Refer to Note 19 – Business Segment Reporting.

Note 5 – Reverse Mortgages

	Three Months Ended September 30,
	2021		2020
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,112,273	$(6,823,911)	$6,718,992	$(6,477,616)
Originations	494,330	—	299,628	—
Securitization of HECM loans accounted for as a financing	—	(452,262)	—	(295,347)
Additional proceeds from securitization of HECM loans and tails	—	(7,751)	—	(12,407)
Repayments (principal payments received)	(449,236)	446,277	(249,372)	247,793
Transfers to:
Loans held for sale, at fair value	(1,220)	—	(781)	—
Receivables, net	(84)	—	105	—
Other assets	(121)	—	(38)	—
Change in fair value included in earnings	(55,216)	55,083	81,396	(68,966)
Ending Balance	$7,100,726	$(6,782,564)	$6,849,930	$(6,606,543)
Securitized loans (pledged to HMBS-Related Borrowings)	$6,874,025	$(6,782,564)	$6,715,093	$(6,606,543)
Unsecuritized loans	226,701		134,837	—
Total	$7,100,726		$6,849,930

	Nine Months Ended September 30,
	2021		2020
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$6,997,127	$(6,772,711)	$6,269,596	$(6,063,435)
Cumulative effect of fair value election (1)	—	—	47,038	—
Originations	1,214,772	—	867,702	—
Securitization of HECM loans accounted for as a financing (incl. realized fair value changes)	—	(1,119,742)	—	(885,987)
Additional proceeds from securitization of HECM loans and tails	—	(34,918)	—	(28,572)
Repayments (principal payments received)	(1,170,245)	1,161,609	(619,486)	613,026
Transfers to:
Loans held for sale, at fair value	(2,898)	—	(1,900)	—
Receivables, net	(169)	—	(181)	—
REO (Other assets)	(316)	—	(403)	—
Change in fair value	62,455	(16,802)	287,564	(241,575)
Ending Balance	$7,100,726	$(6,782,564)	$6,849,930	$(6,606,543)
Securitized	$6,874,025	$(6,782,564)	$6,715,093	$(6,606,543)
Unsecuritized	226,701		134,837
	$7,100,726		$6,849,930
(1)In conjunction with the adoption of ASU 2016-13, we elected the fair value option for future draw commitments (tails) on HECM reverse mortgage loans purchased or originated before December 31, 2018, which resulted in the recognition of the fair value of such tails through stockholders’ equity on January 1, 2020.

Reverse Mortgage Revenue, net	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain on new originations (1)	$12,900	$13,545	$46,170	$33,156
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(13,033)	(1,115)	(517)	12,833
Change in fair value included in earnings, net	(133)	12,430	45,653	45,989
Loan fees and other	5,168	2,069	10,509	5,066
	$5,035	$14,499	$56,162	$51,055
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.

Note 6 – Advances

	September 30, 2021	December 31, 2020
Principal and interest	$238,071	$277,132
Taxes and insurance	331,013	364,593
Foreclosures, bankruptcy, REO and other	177,189	192,787
	746,273	834,512
Allowance for losses	(6,677)	(6,273)
Advances, net	$739,596	$828,239

The following table summarizes the activity in net advances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance - before Allowance for Losses	$768,864	$908,829	$834,512	$1,066,448
Acquisition of advances in connection with the purchase of MSRs	—	14	4,495	14
New advances	181,567	198,549	565,284	667,577
Sales of advances	(80)	(150)	(328)	(604)
Collections of advances and other	(204,078)	(268,560)	(657,690)	(894,753)
Ending balance - before Allowance for Losses	746,273	838,682	746,273	838,682

Beginning balance - Allowance for Losses	$(6,891)	$(7,820)	$(6,273)	$(9,925)
Provision	(1,581)	(2,173)	(5,478)	(5,944)
Net charge-offs and other	1,795	3,915	5,074	9,791
Ending balance - Allowance for Losses	(6,677)	(6,078)	(6,677)	(6,078)

Ending balance, net	$739,596	$832,604	$739,596	$832,604

Note 7 – Mortgage Servicing

MSRs – At Fair Value	Three Months Ended September 30,
	2021			2020
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,408,420	$664,098	$2,072,518	$305,085	$739,829	$1,044,914
Sales and other transfers	—	—	—	—	(1)	(1)
Additions:
Recognized on the sale of residential mortgage loans	66,420	—	66,420	22,096	—	22,096
Purchase of MSRs	36,153	—	36,153	32,249	—	32,249
Servicing transfers and adjustments	17	(4,723)	(4,706)	16	—	16
Changes in fair value:
Changes in valuation inputs or assumptions (2)	6,983	67,836	74,819	(4,731)	13,496	8,765
Realization of expected cash flows (2)	(38,186)	(30,758)	(68,944)	(15,051)	(23,975)	(39,026)
Ending balance	$1,479,807	$696,453	$2,176,260	$339,664	$729,349	$1,069,013

MSRs – At Fair Value	Nine Months Ended September 30,
	2021			2020
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$578,957	$715,860	$1,294,817	$714,006	$772,389	$1,486,395
Sales and other transfers	—	—	—	—	(108)	(108)
Additions:
Recognized on the sale of residential mortgage loans	136,482	—	136,482	37,785	—	37,785
Purchase of MSRs	806,469	—	806,469	78,994	—	78,994
Servicing transfers and adjustments (1)	73	(6,913)	(6,840)	(263,830)	403	(263,427)
Changes in fair value:
Changes in valuation inputs or assumptions (2)	47,132	73,306	120,438	(166,546)	23,839	(142,707)
Realization of expected cash flows (2)	(89,306)	(85,800)	(175,106)	(60,745)	(67,174)	(127,919)
Ending balance	$1,479,807	$696,453	$2,176,260	$339,664	$729,349	$1,069,013
(1)Servicing transfers and adjustments include a $263.7 million derecognition of MSRs effective with the February 20, 2020 notice of termination of the subservicing agreement between NRZ and PMC. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
(2)Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three and nine months ended September 30, 2020 in the table above has been recast to conform to current year disclosure, resulting in a $9.1 million and $4.0 million gain, respectively, reclassified from Realization of expected cash flows to Changes in valuation inputs or assumptions.

MSR UPB

	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
Owned MSRs	$136,316,900	$148,882,743	$90,174,495	$71,301,427
NRZ pledged MSRs (1)	56,141,289	59,038,668	64,061,198	66,782,351
MAV pledged MSRs (1)	13,570,892	—	—	—
Total MSR UPB	$206,029,081	$207,921,411	$154,235,693	$138,083,778
(1)MSRs subject to sale agreements with NRZ and MAV that do not meet sale accounting criteria. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
We purchased MSRs with a UPB of $72.2 billion and $9.9 billion during the nine months ended September 30, 2021 and 2020, respectively. Purchases during the nine months ended September 30, 2021 include a bulk MSR acquisition of performing GSE loans from an unrelated third party effective June 1, 2021, with a UPB and fair value of $46.8 billion and $575.3 million, respectively. We sold MSRs with a UPB of $18.0 million and $55.7 million during the nine months ended September 30, 2021 and 2020, respectively, mostly to Freddie Mac under the Voluntary Partial Cancellation (VPC) program for delinquent loans.
At September 30, 2021, the S&P Global Ratings, Inc.’s (S&P’s) servicer ratings outlook for PMC is stable. On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, amongst other factors mentioned by S&P. On September 28, 2021, Moody’s upgraded the servicer quality (SQ) assessment for PMC as a master servicer of residential mortgage loans from SQ3 to SQ3+, reflecting solid reporting and remitting processes and proactive servicer oversight. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, OFC.

Servicing Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loan servicing and subservicing fees
Servicing	$103,094	$53,410	$246,363	$161,154
Subservicing	2,867	10,324	8,971	26,143
MAV	1,575	—	1,575	—
NRZ	75,034	91,015	233,135	299,089
	182,570	154,749	490,044	486,386
Ancillary income
Late charges	10,656	11,012	31,335	38,323
Recording fees	3,726	3,900	10,579	9,828
Loan collection fees	2,858	3,047	8,568	10,048
Boarding and deboarding fees	1,627	4,262	6,830	5,619
Custodial accounts (float earnings)	1,234	1,057	3,547	8,787
Other, net	3,914	3,695	11,859	9,454
	24,015	26,973	72,720	82,059
	$206,585	$181,722	$562,764	$568,445
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $3.3 billion, $1.7 billion and $2.0 billion at September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

Note 8 — MSR Transfers Not Qualifying for Sale Accounting
MSRs transferred or sold in transactions which did not initially qualify for sale accounting treatment are accounted for as secured financings. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and related financing liability on our unaudited consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as pledged MSR liability expense in our unaudited consolidated statements of operations. In addition, changes in fair value of the transferred MSRs are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations, while changes in fair value of the related MSR financing liability are reported in Pledged MSR liability expense.
In June and September 2021, PMC entered into agreements to sell MSR portfolios to MAV. In each such agreement, PMC has been retained as subservicer for the sold portfolio in accordance with the terms of the subservicing agreement entered into on May 3, 2021. The transactions do not qualify for sale accounting treatment predominantly due to the termination restrictions of the subservicing agreement. See Note 10 - Investment in Equity Method Investee.
Starting in 2012, Ocwen and PMC entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. Due to the length of the non-cancellable term of the subservicing agreements, the transactions did not initially qualify for sale accounting treatment which resulted in such transactions being accounted for as secured financings. In the case of Rights to MSRs transactions with NRZ, legal title was retained by Ocwen, causing the transactions to be accounted for as secured financings.
The following table presents selected assets and liabilities recorded on our unaudited consolidated balance sheets in connection with the MSR transfer agreements with NRZ and MAV that do not qualify for sale accounting.

Balance Sheets	September 30, 2021	December 31, 2020
Transferred MSRs, at fair value
NRZ	$574,020	$566,952
MAV	144,893	—
	$718,913	$566,952

Other financing liability - Transferred MSR liability (1), at fair value
NRZ	$574,020	$566,952
MAV	128,887	—
	$702,907	$566,952

Due from NRZ (Receivables) - Subservicing fees and reimbursable expenses	$2,892	$4,611
Due to NRZ (Other liabilities) - Advance collections, servicing fees and other	92,188	94,691
(1)Also referred to as Pledged MSR liability.

The following tables present the activity of the transferred MSR liability recorded in connection with the MSR transfer agreements with NRZ and MAV that do not qualify for sale accounting.

	Three Months Ended
	September 30, 2021			September 30, 2020
Transferred MSR Liability	Original Rights to MSRs Agreements - NRZ	MAV Agreements	Total	Original Rights to MSRs Agreements - NRZ
Beginning Balance	$535,571	$—	$535,571	$582,558
Sales	—	132,003	132,003	—
Changes in fair value (2)	63,762	(2,433)	61,329	12,203
Runoff and settlement	(21,100)	(683)	(21,783)	(17,452)
Calls (1)	(4,213)	—	(4,213)	—
Ending Balance	$574,020	$128,887	$702,907	$577,309

	Nine Months Ended September 30, 2021
Transferred MSR Liability	Original Rights to MSRs Agreements - NRZ	MAV Agreements	Total
Beginning Balance	$566,952	$—	$566,952
Sales	—	132,003	132,003
Changes in fair value	73,706	(2,433)	71,273
Runoff and settlement	(59,626)	(683)	(60,309)
Calls (1)	(7,012)	—	(7,012)
Ending Balance	$574,020	$128,887	$702,907

	Nine Months Ended September 30, 2020
Transferred MSR Liability	Original Rights to MSRs Agreements - NRZ	2017 Agreements and New RMSR Agreements - NRZ	PMC MSR Agreements - NRZ	Total
Beginning Balance	$603,046	$35,445	$312,102	$950,593
Sales	—	—	(226)	(226)
Changes in fair value (2)	26,081	903	(40,720)	(13,736)
Runoff and settlement:	(49,150)	(35,121)	(7,492)	(91,763)
Derecognition of Pledged MSR financing liability due to termination of PMC MSR Agreements	—	—	(263,664)	(263,664)
Calls (1)	(2,668)	(1,227)	—	(3,895)
Ending Balance	$577,309	$—	$—	$577,309
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
(2)Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three and nine months ended September 30, 2020 in the table above has been recast to conform to current year disclosure, resulting in losses of $1.8 million and $7.6 million, respectively, reclassified from Runoff and settlement to Changes in fair value.

The following tables present selected items in our unaudited consolidated statements of operations in connection with the MSR transfer agreements with NRZ and MAV that do not qualify for sale accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Operations
Servicing fees
Servicing fees collected on behalf of NRZ	$75,034	$91,015	$233,135	$299,089
Servicing fees collected on behalf of MAV	1,001	—	$1,001	—
	$76,035	$91,015	$234,136	$299,089

Pledged MSR liability expense
NRZ (see further details below)	$93,253	$57,404	$170,914	$105,684
MAV (see further details below)	(2,094)	—	(2,094)	—
	$91,160	$57,404	$168,820	$105,684

NRZ Pledged MSR liability expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Servicing fees collected on behalf of NRZ	$75,034	$91,015	$233,135	$299,089
Less: Subservicing fee retained by Ocwen	21,475	25,674	67,987	80,529
Net servicing fees remitted to NRZ	53,559	65,341	165,148	218,560

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements (1)	(63,762)	(12,202)	(73,706)	(26,081)
2017 Agreements and New RMSR Agreements	—	—	—	(903)
PMC MSR Agreements	—	—	—	40,720
	(63,762)	(12,202)	(73,706)	13,736
Runoff and settlement:
Original Rights to MSRs Agreements (1)	21,100	17,451	59,627	49,150
2017 Agreements and New RMSR Agreements	—	—	—	35,121
PMC MSR Agreements	—	—	—	7,492
	21,100	17,451	59,627	91,763

Other	2,968	2,688	8,313	7,377

Pledged MSR liability expense - NRZ	$93,253	$57,404	$170,914	$105,684
(1) Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the three and nine months ended September 30, 2020 in the table above has been recast to conform to current year disclosure, resulting in losses of $1.8 million and $7.6 million, respectively, reclassified from Runoff and settlement to Changes in fair value.

MAV Pledged MSR liability expense:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Servicing fees collected on behalf of MAV	$1,001	$1,001
Less: Subservicing fee retained by Ocwen	178	178
Net servicing fees remitted to MAV	823	823

Less: Reduction (increase) in Transferred MSR liability
Changes in fair value	2,433	2,433
Runoff and settlement	683	683
	3,116	3,116

Other	(199)	(199)

Pledged MSR liability expense - MAV	$(2,094)	$(2,094)

The following table presents UPB of loans serviced on behalf of NRZ and MAV for transferred MSRs that did not qualify for sale accounting together with the UPB of loans subserviced on behalf of NRZ and MAV:

	September 30, 2021	December 31, 2020
NRZ Agreements
Ocwen servicer of record (MSR title retained by Ocwen) - Ocwen MSR (1) (2)	$12,601,689	$14,114,602
NRZ servicer of record (MSR title transferred to NRZ) - Ocwen MSR (1)	43,526,008	49,866,082
Ocwen subservicer	2,251,947	3,130,704
	58,379,644	67,111,388
MAV Agreements
MSR transferred to MAV (1)	13,570,892	—
Ocwen subservicer	7,855,112	—
	21,426,004	—

Total UPB	$79,805,648	$67,111,388
(1)The MSR transfers did not qualify for sale accounting treatment.
(2)NRZ’s and MAV’s associated outstanding servicing advances were approximately $493.4 million and $4.5 million, respectively, as of September 30, 2021.

NRZ - Ocwen Transactions
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
As of September 30, 2021, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $58.4 billion, including $12.6 billion for which title has not transferred to NRZ. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $12.6 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
In addition, as noted above, during the Initial Term, NRZ has the right to terminate the $12.6 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
NRZ - PMC Transactions
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

Note 9 – Receivables

	September 30, 2021	December 31, 2020
Servicing-related receivables:
Government-insured loan claims - Forward	$93,717	$103,058
Government-insured loan claims - Reverse	34,620	32,887
Due from custodial accounts	25,700	19,393
Reimbursable expenses	5,419	4,970
Subservicing fees and reimbursable expenses - Due from NRZ	2,892	4,611
Subservicing fees and reimbursable expenses - Due from MAV	1,412	—
Other	2,167	1,087
	165,926	166,006
Income taxes receivable	54,501	57,503
Due from MAV	1,245	—
Other receivables	3,093	3,200
	224,764	226,709
Allowance for losses	(41,674)	(39,044)
	$183,090	$187,665
At September 30, 2021 and December 31, 2020, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $41.1 million and $38.3 million at September 30, 2021 and December 31, 2020, respectively. The government-insured claims that do not exceed HUD, VA or FHA insurance limits are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$41,216	$53,310	$38,339	$56,868
Provision	2,990	5,055	10,526	12,249
Charge-offs and other, net	(3,141)	(17,607)	(7,800)	(28,359)
Ending balance	$41,065	$40,758	$41,065	$40,758

Note 10 - Investment in Equity Method Investee
On December 21, 2020, Ocwen entered into a transaction agreement (the Transaction Agreement) with Oaktree Capital Management L.P. and certain affiliates (collectively Oaktree) to form a strategic relationship to invest in MSRs subserviced by PMC. The parties have agreed to invest their pro rata portions of up to an aggregate of $250.0 million in an intermediate holding company, MAV Canopy, held 15% by Ocwen and 85% by Oaktree.
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
Administrative Services Agreement: Pursuant to the Transaction Agreement, Ocwen entered into an agreement to provide certain administrative services to MAV, including accounting, treasury, human resources, management information, MSR transaction management support, and certain licensing, regulatory and risk management support. Ocwen is entitled to a fee for such services, subject to an annual cap of $0.5 million.
Following the execution of the Transaction Agreement and until the parties have contributed their pro rata portions of the $250.0 million aggregate capital contributions, Ocwen and its affiliates may not acquire, without Oaktree’s prior written approval, GSE MSRs that meet certain underwriting and other criteria (such criteria are referred to as the “buy-box”) unless Ocwen notifies MAV of the opportunity and MAV does not pursue it by submitting a competitive bid to the MSR seller.
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
On June 1, 2021, PMC agreed to sell and MAV agreed to purchase a Fannie Mae MSR portfolio of approximately $4.1 billion, with certain pricing adjustments, subject to MAV obtaining the necessary regulatory approval. MAV has subsequently obtained approval from Fannie Mae and the transaction closed on September 1, 2021. In addition, on September 30, 2021, PMC agreed to sell and MAV agreed to purchase a GSE MSR portfolio of approximately $8.2 billion.
Forward Bulk Servicing Rights Purchase and Sale Agreement: On September 9, 2021, PMC and MAV entered into an MSR purchase and sale agreement whereby PMC agreed to sell and MAV agreed to purchase certain Fannie Mae MSRs acquired by PMC on a monthly basis. As of September 30, 2021, PMC sold MSRs with UPB of $1.3 billion to MAV under this agreement.
The MSR sale transactions do not qualify for sale accounting and are accounted for as secured borrowings primarily due to the termination restrictions of the subservicing agreement. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for a summary of transactions under this agreement.

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
Our investment in MAV Canopy is comprised of following at September 30, 2021:

Capital contribution	$18,512
Earnings of equity method investee	1,282
Investment in equity method investee	$19,794
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to its investment in MAV Canopy, the subservicing agreement by PMC and the other agreements described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree as described in Note 12 – Borrowings and Note 14 – Equity.

The following tables present a summary of our transactions with MAV, MAV Canopy or Oaktree as related parties, as of or for the three and nine months ended September 30, 2021:

Balance Sheet
MSRs, at fair value (1)	$144,893
Receivables
Reimbursable expenses
MSR sales price holdback - (MAV) (1)	$1,644
Due from MAV	2,657
Transferred MSR liability, at fair value (2)	$128,887
Other liabilities
Due to MAV	226

Revenue
Servicing and subservicing fees
Servicing fees collected on behalf of MAV (1)	$1,001
Subservicing fees - Subservicing agreement (MAV)	574
Ancillary fees (MAV) (1)	707
$2,282

MSR valuation adjustments, net (MAV) (1)	$(3,116)

Other income (expense)
Interest expense - OFC senior secured notes (Oaktree)	$(21,351)
Pledged MSR liability expense - MAV (1)	2,094
Other income - Administrative services agreement (MAV)	140

Other
UPB of MSR transferred by PMC to MAV in the three and nine months ended September 30, 2021	$13,683,143
Cash proceeds from transfers of MSRs by PMC to MAV in the three and nine months ended September 30, 2021	$130,024

UPB of loans sub-serviced - Subservicing agreement (MAV) as of September 30, 2021
MSR transferred to MAV, not qualifying for sale accounting	13,570,892
Ocwen subservicer	7,855,112
$21,426,004
(1)For sales of MSRs to MAV which did not qualify as a sale for accounting purposes, we continue to recognize the MSRs and related pledged MSR liability on our consolidated balance sheets, as well as the full amount of servicing revenue and changes in the fair value of the MSRs and related financing liability in our unaudited consolidated statements of operations. Changes in fair value of the Rights to MSRs are recognized in MSR valuation adjustments, net in the unaudited consolidated statements of operations. Changes in fair value of the MSR related financing liability are reported in Pledged MSR liability expense.
(2)Also referred to as Pledged MSR liability. The fair value of the transferred MSR liability differs from the fair value of the MSR due to certain cash flows being retained by Ocwen in connection with the subservicing agreement.

Note 11 – Other Assets

	September 30, 2021	December 31, 2020
Contingent loan repurchase asset	$450,385	$480,221
Prepaid expenses	21,398	21,176
Derivatives, at fair value	20,329	23,246
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
REO	8,602	7,771
Prepaid lender fees, net	8,338	9,556
Deferred tax asset, net	3,724	3,543
Mortgage backed securities, at fair value	1,618	2,019
Security deposits	1,173	2,222
Other	11,857	6,556
	$542,597	$571,483

Note 12 – Borrowings

Financing Liabilities				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	September 30, 2021	December 31, 2020
HMBS-related borrowings, at fair value (1)	Loans held for investment	1ML + 242 bps (1)	(1)	$6,782,564	$6,772,711
Other financing liabilities, at fair value
Original Rights to MSRs Agreements - NRZ	MSRs	(2)	(2)	574,020	566,952
Transferred MSR liability - MAV	MSRs	(2)	(2)	128,887	—
				702,907	566,952

Financing liability - Owed to securitization investors, at fair value:
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (3)	Loans held for investment	(3)	Oct. 2033	8,004	9,770
Total Other financing liabilities, at fair value				710,911	576,722
				$7,493,475	$7,349,433
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
(2)Pledged MSR liabilities are recognized due to the accounting treatment of MSR sale transactions with NRZ and MAV that did not qualify as sales for accounting purposes. Under this accounting treatment, the MSRs transferred remain on the consolidated balance sheet and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related MSRs. The financing liability has no contractual maturity or repayment schedule. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for additional information.
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

Advance Match Funded Liabilities			Borrowing Capacity		September 30, 2021		December 31, 2020
Borrowing Type	Maturity (1)	Amort. Date (1)	Total	Available (2)	Weighted Average Interest Rate (6)	Balance	Weighted Average Interest Rate (6)	Balance
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2052	Jun. 2022	$80,000	$54,505	2.14%	$25,495	4.26%	$89,396
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	475,000	—	1.49%	475,000	1.49%	475,000
Total Ocwen Master Advance Receivables Trust (OMART)			555,000	54,505	1.52%	500,495	1.93%	564,396
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Aug. 2052	Aug. 2022	40,000	23,923	2.15%	16,077	3.26%	16,892
			$595,000	$78,428	1.54%	$516,572	1.96%	$581,288
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
(2)Borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At September 30, 2021, none of the available borrowing capacity of the OMART and OFAF advance financing notes could be used based on the amount of eligible collateral.
(3)Interest is computed based on the lender’s cost of funds plus a margin of 200 bps. On June 30, 2021, the amortization date was extended by one year to June 30, 2022, the interest rate margin was reduced from 400 bps to 200 bps, and the borrowing capacity was voluntarily reduced to from $250.0 million to $80.0 million.
(4)The weighted average rate of the notes at September 30, 2021 is 1.49%, with rates on the individual classes of notes ranging from 1.28% to 5.42%.
(5)Interest was computed based on the lender’s cost of funds plus a margin of 300 bps. On June 30, 2021, the amortization date was extended to August 27, 2021. On August 26, 2021, the interest rate was reduced to the lender’s cost of funds plus a margin of 200 bps, the borrowing capacity was voluntarily reduced from $70.0 million to $40.0 million and the amortization date was extended to August 26, 2022.
(6)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees, is computed using the outstanding balance of each respective note and its interest rate at the financial statement date. At September 30, 2021 and December 31, 2020, the balance of unamortized prepaid lender fees was $1.8 million and $4.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Warehouse Facilities				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	September 30, 2021	December 31, 2020
Master repurchase agreement (3)	Loans held for sale (LHFS)	1ML + 220 - 375 bps	June 2022	$115,000	$61,282	$98,718	$195,773
Master repurchase agreement (4)	LHFS (forward and reverse)	1ML + 325 bps forward; 1ML + 350 bps reverse	Nov. 2021	50,000	124,385	75,615	80,081
Master repurchase agreement (5)	N/A	SOFR + 190 bps; SOFR floor 25 bps	N/A	50,000	—	—	—
Participation agreement (6)	LHFS	(6)	June 2022	203,609	—	96,391	—
Master repurchase agreement (6)	LHFS	(6)	June 2022	—	100,000	—	63,281
Master repurchase agreement (7)	LHFS	(7)	June 2022	—	1,000	—	—
Mortgage warehouse agreement (8)	LHFS	1ML + 350 bps; Floor 5.25%	Jan. 2022	—	37,681	12,319	11,715
Mortgage warehouse agreement (9)	LHFS (reverse)	1ML + 250 bps; 3.25% floor	Oct. 2021	28,929	—	146,071	73,134
Mortgage warehouse agreement (10)	LHFS	(10)	N/A	34,962	—	165,038	27,729
Master repurchase agreement (11)	LHFS	1ML + 200 bps	N/A	—	—	465,018	—
Loan and security agreement (12)	HECM (ABO)	Prime Rate + 50 bps; Floor 450 bps	Apr. 2022	—	20,000	10,000	—
Master repurchase agreement (13)	LHFS	1ML + 250 bps	Oct. 2021	210,000	—	—	—
Total mortgage loan warehouse facilities		2.77% (14)		$692,500	$344,348	$1,069,170	$451,713
(1)1ML was 0.08% and 0.14% at September 30, 2021 and December 31, 2020, respectively. Prime Rate was 3.25% as at September 30, 2021.
(2)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, $3.3 million of the available borrowing capacity could be used at September 30, 2021 based on the amount of eligible collateral that could be pledged.
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
(6)On June 23, 2021, the facility was renewed for one year to June 23, 2022, the uncommitted borrowing capacity under the participation agreement was increased to $150.0 million and the committed borrowing capacity under the repurchase agreement increased to $100.0 million. The interest rate on repurchase agreement was revised to the stated interest rate of the mortgage loans, less 35 bps with a floor of 3.00% for new originations and less 10 bps with a floor of 3.25% for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean up loans. The interest rate on the participation agreement was revised to the stated interest rate of the mortgage loans, less 35 bps with a floor of 3.00% for new originations. The agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans. On July 23, 2021, we temporarily increased the borrowing capacity under the participation agreement to $300.0 million until September 15, 2021. On September 14, 2021, the temporary increase in borrowing capacity was extended to November 15, 2021.
(7)On June 20, 2021, the facility was renewed for one year to June 23, 2022.

(8)Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. On January 15, 2021, the maturity date of this facility was extended to January 15, 2022.
(9)Under this agreement, the lender provides financing for up to $150.0 million on an uncommitted basis. On February 1, 2021, the borrowing capacity was temporarily increased from $100.0 million to $150.0 million until February 28, 2021 when it was reduced to $100.0 million. On March 30, 2021, the borrowing capacity was temporarily increased to $150.0 million effective April 1, 2021 until April 29, 2021 when the increase was made permanent. On September 27, 2021, the borrowing capacity was increased to $175.0 million until maturity. On October 14, 2021, the maturity date of the facility was extended to November 23, 2021.
(10)On May 17, 2021, the total borrowing capacity of this facility, all of which is uncommitted, was increased from $100.0 million to $150.0 million through the addition of a $50.0 million participation interest. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate and type of the collateral. On September 1, 2021, the total borrowing capacity of the facility was increased to $200.0 million.
(11)On March 29, 2021, we entered into a repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which trust issues a trust certificate that is pledged as the collateral for the borrowings. See Note 2 – Securitizations and Variable Interest Entities for additional information. On March 31, 2021, the trust issued the first certificate of $50.0 million which was increased to $75.0 million on May 28, 2021 and further increased to $225.0 million on July 29, 2021. The second trust certificate of $50.0 million was issued on April 12, 2021 and increased to $100.0 million on July 13, 2021. Additional trust certificates of $25.0 million and $100.0 million were issued for borrowing on June 25, 2021 and July 23, 2021, respectively, under this agreement. Each certificate is renewed monthly and we reduced the interest rate to 1ML + 200 bps during the monthly certificate renewals in July 2021.
(12)On April 29, 2021, we entered into a revolving facility agreement which provides up to $30.0 million of committed borrowing capacity secured by eligible HECM loans that are active buyouts (ABO), as defined in the agreement.
(13)On July 23, 2021, we entered into a repurchase agreement warehouse facility with borrowing capacity of $210.0 million. This facility expired in October 2021.
(14)Weighted average interest rate at September 30, 2021, excluding the effect of the amortization of prepaid lender fees. At September 30, 2021 and December 31, 2020, unamortized prepaid lender fees were $0.9 million and $2.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR financing facilities, net				Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Interest Rate (1)	Maturity	Uncommitted	Committed (2)	September 30, 2021	December 31, 2020
Agency MSR financing facility (3)	MSRs, Advances	1ML + 325 bps	June 2022	$—	$75,702	$349,298	$210,755
Ginnie Mae MSR financing facility (4)	MSRs, Advances	1ML + 450 bps; 1ML floor 0.50%	Dec. 2021	6,937	—	118,063	112,022
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (5)	MSRs	5.07%	Nov. 2024	—	—	48,243	68,313
Secured Notes, Ocwen Asset Servicing Income Series, Series 2014-1 (6)	MSRs	(6)	Feb. 2028	—	—	41,362	47,476
Agency MSR financing facility - revolving loan (7)	MSRs	1yr Swap + 2.50%	June 2026	—	7,929	277,071	—
Agency MSR financing facility - term loan (7)	MSRs	1yr Swap + 2.50%	June 2023	—	—	112,779	—
Total MSR financing facilities		3.68% (8)		6,937	83,631	946,816	438,566

Unamortized debt issuance costs - PLS Notes and Agency MSR financing - term loan (9)						(1,072)	(894)
Total MSR financing facilities, net						$945,744	$437,672
(1)1ML was 0.08% and 0.14% at September 30, 2021 and December 31, 2020, respectively. 1-year swap rate was 0.19% and 0.19% at September 30, 2021 and December 31, 2020, respectively.
(2)Of the borrowing capacity on MSR financing facilities extended on a committed basis, none of the available borrowing capacity could be used at September 30, 2021 based on the amount of eligible collateral that could be pledged.
(3)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. The maximum amount which we may borrow pursuant to the repurchase agreements is $425.0 million on a committed basis. We also pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of our MSR financing facilities. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities. On March 31, 2021, the facility was upsized to $350.0 million, the interest rate reduced to 1ML plus 325bps, and the maturity was renewed to June 30, 2022. These changes became effective on April 15, 2021. On June 2, 2021, the facility was temporarily upsized to $425.0 million for a period of 90 calendar days ending no later than September 1, 2021. On August 26, 2021 and later on October 25, 2021, the temporary upsize was extended until November 1, 2021.
(4)PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and advances. Ocwen guarantees the obligations of PMC under the facility. The borrowing capacity is $125.0 million on an uncommitted basis. See (3) above regarding daily margining requirements. On October 26, 2021, the borrowing capacity was increased to $150.0 million on an uncommitted basis.
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
(8)Weighted average interest rate at September 30, 2021, excluding the effect of the amortization of debt issuance costs and prepaid lender fees.
(9)At September 30, 2021, unamortized debt issuance costs included $0.5 million and $0.6 million on the PLS Notes and the Agency MSR financing facility - term loan, respectively. At September 30, 2021 and December 31, 2020, unamortized prepaid lender fees related to revolving type MSR financing facilities were $5.7 million and $3.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Secured Term Loan, net				Outstanding Balance
Borrowing Type	Collateral	Interest Rate	Maturity	September 30, 2021	December 31, 2020
SSTL (1)	(1)	1-Month Euro-dollar rate + 600 bps with a Eurodollar floor of 100 bps (1)	May 2022 (1)	$—	$185,000

Unamortized debt issuance costs				—	(4,867)
Discount				—	(357)
				$—	$179,776
(1)On March 4, 2021, we repaid in full the $185.0 million outstanding principal balance. The prepayment resulted in our recognition of an $8.4 million loss on debt extinguishment, including a prepayment premium of 2% of the outstanding principal balance, or $3.7 million.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			September 30, 2021	December 31, 2020
PMC Senior Secured Notes	7.875%	March 2026	$400,000	$—
OFC Senior Secured Notes	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285,000	—
PHH Corporation (PHH) Senior Notes	6.375%	August 2021	—	21,543
PMC Senior Secured Notes	8.375%	November 2022	—	291,509
Principal balance			685,000	313,052
Discount (2)
PMC Senior Secured Notes			(1,844)	—
OFC Senior Secured Notes (3)			(55,638)	—
			(57,482)	—
Unamortized debt issuance costs (2)
PMC Senior Secured Notes			(5,966)	(968)
OFC Senior Secured Notes			(8,894)	—
			(14,860)	(968)
Fair value adjustments			—	(186)
			$612,658	$311,898
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligation. At September 30, 2021, the S&P issuer credit rating for Ocwen was “B-”. On February 24, 2021, concurrent with the launch of the PMC bond offering, S&P reaffirmed the ratings at B- and changed the outlook from Negative to Stable. Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Stable from Negative on February 24, 2021. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at September 30, 2021 is a minimum of $275.0 million tangible net worth at Ocwen, as defined in certain of our mortgage warehouse and MSR financing facilities agreements, or, if greater, the minimum requirement at PMC set forth by the Agencies. See Note 20 – Regulatory Requirements. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at September 30, 2021 is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.

Note 13 – Other Liabilities

	September 30, 2021	December 31, 2020
Contingent loan repurchase liability	$450,385	$480,221
Due to NRZ - Advance collections, servicing fees and other	92,188	94,691
Other accrued expenses	83,397	87,898
Checks held for escheat	44,780	35,654
Accrued legal fees and settlements	44,629	38,932
Liability for indemnification obligations	44,478	41,920
MSR purchase price holdback	40,976	20,923
Servicing-related obligations	32,686	35,237
Derivatives, at fair value	20,518	4,638
Lease liability	20,311	27,393
Liability for uncertain tax positions	16,119	16,188
Liability for unfunded pension obligation	12,026	12,662
Accrued interest payable	6,534	4,915
Liability for unfunded India gratuity plan	6,103	6,051
Other	17,618	16,652
	$932,748	$923,975

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

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the nine months ended September 30, 2021 and 2020.

	September 30, 2021			December 31, 2020
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	Oct. 2021	$85,000	$762	Jan. 2021	$30,000	$34
Forward loans IRLCs	Not.2021 - Dec.2021	1,222,451	13,407	Apr. 2021	619,713	22,224
Reverse loans IRLCs	Oct. 2021	80,486	623	Jan. 2021	11,692	482
TBA forward Pipeline trades	Oct.2021 - Dec.2021	1,210,000	5,538	N/A	—	—
Interest rate swap futures	N/A	—	—	Mar. 2021	593,500	504
Other	N/A	—	—	N/A	—	2
Total		$2,597,937	$20,329		$1,254,905	$23,246

Derivative Liabilities (Other liabilities)
Forward sales of Reverse loans	Oct. 2021	$55,000	$(341)	Jan. 2021	$20,000	$(84)
TBA forward Pipeline trades	Oct.2021 - Dec.2021	245,000	(276)	N/A	—	—
TBA forward MBS trades	Oct.2021 - Nov.2021	1,210,000	(11,227)	Jan. 2021	400,000	(4,554)
Interest rate swap futures	Oct.2021 - Dec.2021	952,500	(8,236)	N/A	—	—
Other	N/A	—	(438)	N/A	—	—
Total		$2,462,500	$(20,518)		$420,000	$(4,638)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Gain / (Loss)		Gain / (Loss)
	Amount	Financial Statement Line	Amount	Financial Statement Line
Derivative
Forward loans IRLCs	$(8,817)	Gain on loans held for sale, net	$16,860	Gain on loans held for sale, net
Reverse loans IRLCs	141	Reverse mortgage revenue, net	940	Reverse mortgage revenue, net
TBA forward pipeline trades	592	Gain on loans held for sale, net (Economic hedge)	—	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures and TBA forward MBS trades	—	Gain on loans held for sale, net (Economic hedge)	(9,564)	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures and TBA forward MBS trades	(3,310)	MSR valuation adjustments, net	39,258	MSR valuation adjustments, net
Forward sales of Reverse loans	471	Reverse mortgage revenue, net	(62)	Reverse mortgage revenue, net
Other	(439)	Gain on loans held for sale, net	(561)	Gain on loans held for sale, net
Total	$(11,362)		$46,871

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
Through May 2021, management maintained a macro-hedging strategy to reduce the volatility of the MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy was targeted at mitigating the residual exposure, which we referred to as our net MSR portfolio exposure. We defined our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with NRZ (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the unsecuritized reverse mortgage loans and tails classified as held for investment,
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings, and
•less the net value of our held for sale loan portfolio and lock commitments (pipeline).
In the first and second quarters of 2021, we also included in our MSR portfolio the exposure related to expected future MSR bulk acquisitions subject to letters of intent.
Effective May 2021, management started hedging its MSR portfolio and its pipeline separately (see below for further description of pipeline hedging), effectively ending the macro-hedge strategy previously in place. Under the new MSR hedging strategy, the interest-rate sensitive MSR portfolio exposure is now defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to sale agreements with NRZ and MAV (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings.
Our MSR policy’s objective is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement is subject to lower and upper thresholds of 40% and 60%, respectively.

Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes.
Effective October 2021, we refined the scope of the hedge policy to allow for MSRs subject to LOI to be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 75 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 5 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans held for sale and interest rate lock commitments is economically hedged with derivative instruments, including forward sales of Agency “to be announced” securities (TBAs). We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within gain on loans held-for-sale in our consolidated statements of operations.
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
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into any forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange gains (losses) were $0.2 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and $(0.2) million and $(1.1) million during the three and nine months ended September 30, 2020, respectively, and are reported in Other, net in the consolidated statements of operations.

Note 16 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Senior notes	$18,483	$6,658	$44,932	$19,977
Mortgage loan warehouse facilities	8,985	3,932	20,673	10,531
MSR financing facilities	8,623	3,919	17,950	12,655
Advance match funded liabilities	2,809	6,565	11,570	19,541
SSTL	—	4,395	2,956	15,985
Other	1,723	1,346	4,510	4,868
	$40,623	$26,815	$102,591	$83,557

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
We recognized income tax benefit of $11.3 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and $20.1 million and $71.9 million for the nine months ended September 30, 2021 and 2020, respectively, primarily due to income tax benefits recognized under the provisions of the CARES Act and the favorable resolution of various uncertain tax positions during the nine months ended September 30, 2021 and 2020.

Note 18 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the three and nine months ended September 30, 2020, we have excluded the effect of all stock options, common stock awards and warrants from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings (loss) per share
Net income (loss)	$21,552	$(9,420)	$19,773	$(32,955)

Weighted average shares of common stock	9,189,030	8,669,550	8,960,696	8,770,102

Basic earnings (loss) per share	$2.35	$(1.09)	$2.21	$(3.76)

Diluted earnings (loss) per share
Net income (loss)	$21,552	$(9,420)	$19,773	$(32,955)

Weighted average shares of common stock	9,189,030	8,669,550	8,960,696	8,770,102
Effect of dilutive elements
Common stock warrants	65,593	—	97,426	—
Common stock awards	147,235	—	161,049	—
Contingent issuance of common stock	—	—	51,580	—
Dilutive weighted average shares of common stock	9,401,858	8,669,550	9,270,751	8,770,102

Diluted earnings (loss) per share	$2.29	$(1.09)	$2.13	$(3.76)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	166,153	193,144	155,213	218,020
Market-based (2)	87,509	125,395	87,509	125,395
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

Note 19 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the nine months ended September 30, 2021, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Effective with the fourth quarter of 2020, we have reported the results of Reverse Servicing within the Servicing segment. Previously, the Reverse Servicing business was included in the reported results of the Originations segment. This alignment of our business segments is consistent with a change in the management of the business and a change in the internal management reporting to the chief operating decision maker. Segment results for 2020 have been recast to conform to the current segment presentation. Reverse Servicing generated Revenue and Income (loss) before income taxes of $(0.5) million and $(5.6) million, respectively, for the three months ended September 30, 2020, and $12.1 million and $(0.9) million for the nine months ended September 30, 2020. Reverse Servicing assets consist primarily of securitized Loans held for investment - Reverse Mortgages.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services that are not directly attributable to a segment to each business segment. We allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering initiatives, and other costs related to operating as a public company. We allocate a portion of interest income to each business segment, including interest earned on cash balances. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. Beginning in the third quarter of 2020, we began allocating interest expense on corporate debt, including the SSTL and Senior Notes, used to fund servicing advances and other servicing assets from Corporate Items and Other to the Servicing segment. Amortization of debt issuance costs and discount are excluded from the interest expense allocation. The interest expense related to the corporate debt has been allocated to the Servicing segment for periods prior to the third quarter of 2020 to conform to the current period presentation.
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
Financial information for our segments is as follows:

	Three Months Ended September 30, 2021
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$205,431	$1,155	$—	$—	$206,585
Reverse mortgage revenue, net	(13,032)	18,067	—	—	5,035
Gain on loans held for sale, net (1)	31,555	29,604	—	(1,457)	59,702
Other revenue, net	303	9,947	1,529	—	11,779
Revenue	224,257	58,773	1,529	(1,457)	283,101

MSR valuation adjustments, net (1)	(10,577)	2,800	—	1,457	(6,320)

Operating expenses	80,849	43,498	21,088	—	145,436

Other (expense) income:
Interest income	2,416	5,348	105	—	7,869
Interest expense	(28,979)	(6,711)	(4,933)	—	(40,623)
Pledged MSR liability expense	(91,120)	—	(41)	—	(91,160)
Other	1,443	122	1,267	—	2,832
Other expense, net	(116,239)	(1,241)	(3,602)	—	(121,082)

Income (loss) before income taxes	$16,592	$16,833	$(23,162)	$—	$10,263

	Three Months Ended September 30, 2020
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$178,544	$3,178	$—	$—	$181,722
Reverse mortgage revenue, net	(1,116)	15,615	—	—	14,499
Gain on loans held for sale, net (1)	6,758	31,295	—	7,833	45,886
Other revenue, net	1,248	4,125	1,555	—	6,928
Revenue	185,434	54,213	1,555	7,833	249,035

MSR valuation adjustments, net (1)	(38,351)	12,370	—	(7,833)	(33,814)

Operating expenses	84,639	30,304	34,579	—	149,522

Other (expense) income:
Interest income	1,637	1,952	212	—	3,801
Interest expense	(22,179)	(2,405)	(2,231)	—	(26,815)
Pledged MSR liability expense	(57,434)	—	30	—	(57,404)
Other	2,178	230	937	—	3,345
Other expense, net	(75,798)	(223)	(1,052)	—	(77,073)

Income (loss) before income taxes	$(13,354)	$36,056	$(34,076)	$—	$(11,374)

	Nine Months Ended September 30, 2021
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$556,927	$5,837	$—	$—	$562,764
Reverse mortgage revenue, net	(511)	56,673	—	—	56,162
Gain on loans held for sale, net (1)	39,206	94,470	—	(25,541)	108,136
Other revenue, net	1,302	23,450	4,326	—	29,078
Revenue	596,924	180,431	4,326	(25,541)	756,140

MSR valuation adjustments, net (1)	(103,215)	20,112	—	25,541	(57,562)

Operating expenses	247,228	120,514	67,131	—	434,873

Other (expense) income:
Interest income	4,905	10,776	312	—	15,993
Interest expense	(72,598)	(14,963)	(15,030)	—	(102,591)
Loss on extinguishment of debt	—	—	(15,458)	—	(15,458)
Pledged MSR liability expense	(168,847)	—	27	—	(168,820)
Other	4,787	4	2,045	—	6,836
Other expense, net	(231,753)	(4,183)	(28,104)	—	(264,040)

Income (loss) before income taxes	$14,728	$75,846	$(90,909)	$—	$(335)

	Nine Months Ended September 30, 2020
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$565,201	$3,186	$58	$—	$568,445
Reverse mortgage revenue, net	12,837	38,218	—	—	51,055
Gain on loans held for sale, net (1)	10,768	74,163	—	7,833	92,764
Other revenue, net	3,223	9,234	5,180	—	17,637
Revenue	592,029	124,801	5,238	7,833	729,901

MSR valuation adjustments, net (1)	(249,873)	26,338	—	(7,833)	(231,368)

Operating expenses	255,534	78,330	97,681	—	431,545

Other (expense) income:
Interest income	6,321	4,733	1,708	—	12,762
Interest expense	(69,755)	(6,591)	(7,211)	—	(83,557)
Pledged MSR liability expense	(105,771)	—	87	—	(105,684)
Other	8,300	198	(3,882)	—	4,616
Other expense, net	(160,905)	(1,660)	(9,298)	—	(171,863)

Income (loss) before income taxes	$(74,283)	$71,149	$(101,741)	$—	$(104,875)
(1)Corporate Eliminations for the three and nine months ended September 30, 2021 includes an inter-segment derivatives elimination of $1.5 million and $25.5 million, respectively, with a corresponding offset in MSR valuation adjustments, net; and $7.8 million for the three and nine months ended September 30, 2020.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
September 30, 2021	$10,790,503	$865,011	$384,724	$12,040,238

December 31, 2020	$9,847,603	$379,233	$424,291	$10,651,127

September 30, 2020	$9,516,514	$437,304	$470,033	$10,423,851

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended September 30, 2021
Depreciation expense	$137	$77	$2,247	$2,461
Amortization of debt issuance costs and discount	129	—	2,076	2,205

Three months ended September 30, 2020
Depreciation expense	$219	$31	$4,055	$4,305
Amortization of debt issuance costs and discount	115	—	1,039	1,154

Nine Months Ended September 30, 2021
Depreciation expense	$514	$125	$6,888	$7,527
Amortization of debt issuance costs and discount	388	—	5,050	5,438

Nine months ended September 30, 2020
Depreciation expense	$652	$102	$14,644	$15,398
Amortization of debt issuance costs and discount	343	—	4,992	5,335

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
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state and local laws, and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, and safeguarding of non-public personally identifiable information about our customers. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, and the requirements applicable to our business have been changing especially rapidly in response to the COVID-19 pandemic. In particular, the CFPB promulgated certain amendments to RESPA (Regulation X) that became effective on August 31, 2021 and that impose certain additional COVID-19-related requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. The general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers.
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
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at September 30, 2021. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business. The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $389.2 million at September 30, 2021. PMC’s net worth was $557.7 million at September 30, 2021. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and was $48.2 million at September 30, 2021. PMC’s liquid assets were $216.6 million at September 30, 2021.
We face regulatory and public scrutiny as an organization and have entered into a number of significant settlements with federal and state regulators and state attorneys general that have imposed additional requirements on our business. Our failure to comply with our settlement obligations to our regulators or with applicable federal, state, local and foreign laws, regulations, licensing requirements and agency guidelines could lead to (i) administrative fines, penalties, sanctions or litigation, (ii) loss of our licenses and approvals to engage in our servicing and lending businesses, (iii) governmental investigations and enforcement actions, (iv) civil and criminal liability, including class action lawsuits and actions to recover incentive and other payments made by governmental entities, (v) breaches of covenants and representations under our servicing, debt or other agreements, (vi) additional costs to address these matters and comply with the terms of any resulting resolutions, (vii) suspension or termination of our approved agency seller/servicer status, (viii) inability to raise capital or otherwise fund our operations and (ix) inability to execute on our business strategy, which could have a material adverse impact on our business, reputation, results of operations, liquidity and financial condition.
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

Note 21 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.1 billion at September 30, 2021. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the nine months ended September 30, 2021, we funded $147.6 million out of the $2.0 billion borrowing capacity as of December 31, 2020. We also had short-term commitments to lend $1.2 billion and $80.5 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2021. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.

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
Activity with regard to HMBS repurchases, primarily MCA repurchases, are as follows:

	Nine Months Ended September 30, 2021
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	141	$29,852	317	$56,449	458	$86,301
Additions	217	57,684	203	41,956	420	99,640
Recoveries, net (1)	(221)	(50,748)	(130)	(18,244)	(351)	(68,992)
Transfers	(18)	(6,261)	18	6,261	—	—
Changes in value	—	9	—	(2,494)	—	(2,485)
Ending balance	119	$30,536	408	$83,928	527	$114,464
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of September 30, 2021, our servicing portfolio included significant client relationships with NRZ which represented 24% and 34% of our servicing portfolio UPB and loan count, respectively, and approximately 62% of all 30-day delinquent loans that Ocwen services. The current terms of our agreements with NRZ extend through July 2022. Currently, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has rights to terminate the legacy Ocwen agreements for convenience.

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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by fair-housing advocates, commercial counterparties, including claims by counterparties in sales and purchases of loans, MSRs or other assets, parties on whose behalf we service or serviced mortgage loans, parties who provide ancillary services including property preservation and other post-foreclosure related services, and parties who provide or provided consulting or other services to Ocwen.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $44.6 million at September 30, 2021. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2021.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and state laws similar to the FDCPA. Ocwen agreed to a settlement in principle of a putative class action, Morris v. PHH Mortgage Corp., filed in March 2020 in the United States District Court for the Southern District of Florida, alleging that PMC’s and legacy Ocwen’s practices of charging a fee to borrowers who voluntarily use certain optional expedited payment options violates the FDCPA and its state law analogs. Several similar putative class actions have been filed against PMC and Ocwen since July 2019. Following mediation, PMC agreed to the terms of a settlement agreement to resolve all claims in the Morris matter. A motion requesting preliminary approval of the settlement was filed in August 2020. Several third parties, including a group of State Attorneys General, have filed papers opposing preliminary approval, and these third parties could ultimately file objections to the proposed settlement. As a result of this opposition, we have also received requests for information from various states regarding our practices, to which we have responded in due course. Following the preliminary approval hearing, PMC and plaintiffs renegotiated portions of the settlement agreement to address several questions raised by the Court, and subsequently filed a renewed motion for preliminary approval. Ocwen expects final approval of the Morris settlement, if issued before other similar class actions proceed through class certification, will resolve the claims of the majority of the putative class members described in the other similar cases that Ocwen is defending. In a similar lawsuit, Torliatt v. PHH Mortgage Corp. (pending in the Northern District of California), the Court recently held hearings on motions for class certification and summary judgment, but has not yet issued a decision on either. Ocwen cannot guarantee that the proposed settlement in the Morris matter will receive final approval and in the absence of such approval, Ocwen cannot predict the eventual outcome of the Morris proceeding and similar putative class actions.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH has asserted numerous defenses to the merits of the case. In August 2020, the Court granted, in part, Plaintiffs’ Motion for Partial Summary

Judgment. The only issue remaining for trial is whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. Following pre-trial conferences held in the first half of 2021, the Court scheduled trial to begin on February 15, 2022. PHH accrued $2.5 million prior to the merger with Ocwen when the case was filed in 2008 and that amount is included in the $44.6 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition liquidity and results of operations could be materially and adversely affected.
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
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. Ocwen’s motion for summary judgment, filed in June 2019, was denied in May 2020; however, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. A jury trial is scheduled to commence March 7, 2022. Ocwen has moved to decertify the class and anticipates a ruling prior to trial. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
We are currently involved in a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC), which filed a complaint in the Supreme Court of the State of New York against PHH. See HSBC Bank USA, N.A. v. PHH Mortgage Corp. (Supreme Court of the State of New York). HSBC’s claims relate to alleged breaches of agreements entered into under a prior subservicing arrangement. We believe we have strong factual and legal defenses to all of HSBC’s claims and are vigorously defending the action. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through litigation or otherwise.
We are also currently involved in three lawsuits pending in the Supreme Court of the State of New York with a purchaser of MSRs, Mr. Cooper (formerly Nationstar Mortgage Holdings Inc.), who alleges breaches of representations and warranties made by PHH in the MSR sale agreements. We are awaiting rulings on motions to dismiss two of these lawsuits. We believe we have strong factual and legal defenses to Mr. Cooper’s claims and are vigorously defending ourselves.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of laws prohibiting unfair, deceptive or abusive acts or practices, as well as violations of other laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. The parties participated in mediation in October 2020 and subsequently held additional settlement discussions. However, the parties were unable to reach a resolution of the litigation.
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB thereafter filed a notice of appeal. Appellate briefing concluded August 26, 2021, and oral argument before the Eleventh Circuit is tentatively scheduled during the week of February 8 - 11, 2022.
Our current accrual with respect to this matter is included in the $44.6 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.

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
We have now resolved all of the state regulatory matters arising in April 2017. In resolving these matters, we entered into agreements containing restrictions and commitments with respect to the operation of our business and our regulatory compliance activities, including restrictions and conditions relating to acquisitions of MSRs, a transition to an alternate loan servicing system from the REALServicing system, engagement of third-party auditors, escrow and data testing, error remediation, and financial condition reporting. We also provided certain borrower financial remediation and made payments to state regulators.
We have taken substantial steps toward fulfilling our commitments under these agreements, including completing the transfer of loans to Black Knight MSP, completing pre-transfer and post-transfer data integrity audits, developing and implementing enhancements to our consumer complaint process, completing a third-party escrow review and ongoing reporting and information sharing. We continue to be subject to obligations under these agreements, including completing the final phase of a data integrity audit under our agreement with the State of Massachusetts, which is currently underway.
We have also incurred, and will continue to incur, costs to comply with the terms of the settlements we have entered into, including the costs of conducting an escrow review, Maryland organizational assessments and Massachusetts data integrity audits, and costs relating to the transition to Black Knight MSP. With respect to the escrow review, the third-party auditor has issued its final report and we have completed all related remediation measures. It is possible that legal or other actions could be taken against us with respect to the identified escrow errors, which could result in additional costs or other adverse impacts. If we fail to comply with the terms of our settlements, additional legal or other actions could be taken against us. Such actions could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
On occasion, we engage with agencies of the federal government on various matters. For example, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization alleging discrimination in the manner in which Ocwen maintains REO properties in minority communities. In February 2018, this matter was administratively closed, and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
In 2017, Ocwen received a subpoena from the Office of the Special Inspector General for the Troubled Asset Relief Program requesting documents and information related to Ocwen’s participation in the Treasury Department’s Making Home

Affordable Program. Ocwen has also received subpoenas that appear to relate to federal government agency initiatives relating to our industry generally, since we understand other lenders and servicers have received similar subpoenas. These include subpoenas in 2016 and 2017 from the Office of Inspector General of HUD requesting documentation related to HECM loans and lender-placed insurance arrangements with a mortgage insurer and a 2019 subpoena from the VA Office of the Inspector General requesting documentation related to the origination and underwriting of loans guaranteed by the Veterans Benefits Administration. In each instance, we have provided documents and information in response to these subpoenas.
Loan Put-Back and Related Contingencies
We have exposure to representation, warranty and indemnification obligations relating to our Originations business, including lending, sales and securitization activities, and relating to our servicing practices.
At September 30, 2021 and September 30, 2020, we had outstanding representation and warranty repurchase demands of $59.6 million UPB (301 loans) and $45.2 million UPB (263 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Nine Months Ended September 30,
	2021	2020
Beginning balance (1)	$40,374	$50,838
Provision (reversal) for representation and warranty obligations	1,483	(1,141)
New production liability	3,227	1,361
Charge-offs and other (2)	(2,530)	(8,130)
Ending balance (1)	$42,554	$42,928
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2021.
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
Note 23 – Subsequent Events
On October 1, 2021, PMC completed the transaction entered into on June 17, 2021 with Reverse Mortgage Solutions, Inc. (RMS) and its parent, Mortgage Assets Management, LLC (MAM), a subsidiary of investment funds managed by Waterfall Asset Management, LLC, to acquire certain assets of RMS related to reverse mortgage subservicing, including subservicing contracts and related foreclosed properties. The aggregate purchase price at closing was approximately $12.4 million, subject to certain holdbacks and adjustments. In addition, PMC has extended employment offers to approximately 350 former RMS employees. Concurrent with the closing of the transaction, PMC became the subservicer under a five-year subservicing agreement for reverse mortgages owned by RMS and MAM. As a result, PMC became the subservicer for approximately

57,000 reverse mortgages, or approximately $14.3 billion in UPB, which were transferred to our reverse servicing platform concurrent with the closing.
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

OVERVIEW
General
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing approximately 1.3 million loans with a total UPB of $248.3 billion on behalf of more than 4,000 investors and 110 subservicing clients as of September 30, 2021. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel, in the third quarter of 2021, compared with the preceding quarter and the year-to-date volume compared with the year-to-date volume of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. Our non-bulk Originations volume increased $1.65 billion as compared to the prior quarter ($11.3 billion vs $9.6 billion or 17% increase) despite increased competition, including within the Correspondent channel and Agency Cash Window programs.

$ in billions	UPB
	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.53	$0.61	$1.71	$0.88
Correspondent MSR (1)	5.39	2.49	10.51	3.10
Flow and Agency Cash Window MSR purchases (2)	4.90	6.17	17.06	8.38
Reverse mortgage servicing (3)	0.43	0.34	1.03	0.67
Total servicing originations	11.26	9.61	30.30	13.04
Bulk MSR purchases (2)	—	55.13	55.13	1.54
Total servicing additions	11.26	64.74	85.44	14.58
Subservicing additions (4)	15.22	3.93	23.24	12.16
Total servicing and subservicing UPB additions	$26.48	$68.67	$108.68	$26.74
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
(4)Includes interim subservicing, excluding the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.
Subservicing additions for the third quarter 2021 in the table above include $7.9 billion of new subservicing on behalf of MAV. We launched our joint venture MSR investment with Oaktree in the second quarter 2021 with MAV purchasing GSE MSR that PMC began subservicing in the third quarter of 2021.
On October 1, 2021, with the purchase agreement with RMS and its parent, MAM, PMC became the subservicer under a five-year subservicing agreement for approximately 57,000 reverse mortgages owned by RMS and MAM, or approximately $14.3 billion in UPB.

The following table summarizes the average volume of our Servicing segment during the current quarter and year-to-date period, compared with the preceding quarter and year-to-date period of the prior year, respectively. The average volume of Servicing is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans drives the gross revenue and expenses, and their timing. In the third quarter of 2021, we have increased our total average servicing portfolio by $45.3 billion, with large GSE MSR bulk acquisitions driving the growth of our owned MSR portfolio, and the new subservicing volume generated from our MSR investment joint venture with Oaktree through MAV. In addition to runoff, the NRZ portfolio declined as a result of the termination by NRZ of the PMC servicing agreement resulting in the deboarding of loans with $34.2 billion of UPB in September and October 2020. This quarter established the foundation of a transformed servicing portfolio, with the significant addition of a high credit quality GSE MSR portfolio and the continued reduction of our non-Agency servicing through runoff, also reducing our concentration with NRZ servicing agreements.

$ in billions	Average UPB
	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Owned MSR	$145.7	$108.3	$113.6	$69.4
NRZ	59.9	62.9	62.9	74.2
MAV	7.4	—	7.4	—
Subservicing	20.6	17.9	21.0	54.0
Reverse mortgage loans	6.8	6.7	6.7	6.5
Commercial and other servicing	1.6	1.0	1.1	1.0
Total serviced UPB (average)	$242.0	$196.7	$212.7	$205.0
As of September 30, 2021, the total serviced UPB amounted to $248.3 billion. Refer to Note 7 – Mortgage Servicing for further detail of the MSR UPB.
Financial Highlights
Results of operations for the third quarter of 2021
•Net income of $22 million, or $2.35 per share basic and $2.29 per share diluted
•Servicing fee revenue of $207 million
•Originations gain on sale of $30 million
•$3 million MSR valuation loss on our owned MSRs attributable to rate and assumption changes, net of hedging
Financial condition at the end of the third quarter of 2021
•Stockholders’ equity of $470 million, or $51.13 book value per common share
•MSR investment of $2.2 billion, with $104 million net additions in the quarter
•Liquidity position of $236 million
•Total assets of $12.0 billion
Business Initiatives
In 2021, we have established five key operating objectives to drive improved value for shareholders, as our near-term priority remains to return to sustainable profitability. We continue to execute our strategy around these objectives:
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
MAV and Oaktree Relationship
On May 3, 2021, we formally launched MAV, our MSR asset vehicle and entered into a number of definitive agreements with Oaktree. Oaktree and Ocwen committed 85% and 15%, respectively, to fund GSE MSR investments on a pro rata basis up to a total aggregate commitment of $250 million over a term of three years following closing (subject to extension). This joint venture is structured to provide Oaktree with MSR investment opportunities and returns, while providing PMC scale and income through subservicing and recapture services. Additionally, PMC earns direct MSR investment income through its 15% ownership stake and potential carried interest on investment returns exceeding certain thresholds. Under the arrangement, MAV has a non-compete to purchase certain GSE MSRs through specific channels in cooperation with PMC. In addition, Ocwen must offer MAV the first opportunity to purchase GSE MSRs sold by Ocwen or its affiliates that meet certain criteria, which we refer to as the right of first offer. Both the non-compete and the right of first offer are subject to various restrictions and in effect until MAV has been fully funded, or, if earlier, in the case of the right of first offer, until May 3, 2024 (subject to extension by mutual consent). In exchange, PMC receives exclusive subservicing and recapture rights, subject generally to ongoing performance and financial standards.
During the third quarter of 2021, PMC recognized $2.3 million of total servicing and subservicing fees, including ancillary income, under its agreement with MAV.
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
In 2021, our Servicing business continued to be impacted by the COVID-19 pandemic, with the large number of loans placed under forbearance and the moratorium on foreclosures. The collection and recognition of servicing fees and ancillary income related to forbearance loans are delayed or reduced. In addition, the foreclosure moratorium delayed our collection and recognition of deferred service fees. While the foreclosure moratorium ended on July 31, 2021, the eviction moratorium was extended through September 30, 2021 for foreclosed borrowers. In addition, extensions of forbearance plans remain available until the maximum number of months of extensions is reached. The majority of borrowers who entered into forbearance in the second quarter of 2020 and subsequently extended will start exiting forbearance in the fourth quarter of 2021.
As of September 30, 2021, we managed 53,300 loans under forbearance, (or 4.1% of our total portfolio), 13,400 of which related to our owned MSRs (excluding NRZ), or 2.0% of our owned MSR servicing portfolio (excluding NRZ). As of September 30, 2021, the number of loans under forbearance continued to trend down, as illustrated by the below chart of forbearance plans by investor for our owned MSR portfolio (excluding NRZ). We expect an increase in loan modifications in the near term, including in the fourth quarter of 2021, as borrowers reach their available extensions of forbearance plans.

We continue to operate through a secure remote workforce model for substantially all of our global workforce and continue to adhere to COVID-19 health and safety-related requirements and best practices across all of our locations. We monitor the impact of the pandemic on our workforce and have established business resiliency plans for all our locations. At September 30, 2021, we had approximately 5,200 employees, of which approximately 3,200 were located in India and approximately 400 were based in the Philippines. While we have contingency and continuity plans in place, we cannot guarantee that our operations will not be negatively impacted. To date, our operations have not been significantly affected.
Uncertainties related to the duration and severity of the pandemic and related economic impact remain and make it difficult for us to determine the continued ongoing effect the pandemic may have on us and our business, financial condition, liquidity or results of operations.
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

Results of Operations Summary	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020
Revenue
Servicing and subservicing fees	$206.6	$184.4	12%	$562.8	$568.4	(1)%
Reverse mortgage revenue, net	5.0	29.3	(83)	56.2	51.1	10
Gain on loans held for sale, net	59.7	42.7	40	108.1	92.8	17
Other revenue, net	11.8	9.0	31	29.1	17.6	65
Total revenue	283.1	265.4	7	756.1	729.9	4

MSR valuation adjustments, net	(6.3)	(72.5)	(91)	(57.6)	(231.4)	(75)

Operating expenses
Compensation and benefits	69.0	72.2	(4)	209.4	195.4	7
Servicing and origination	27.9	26.6	5	82.0	60.5	36
Professional services	18.4	25.5	(28)	61.2	77.8	(21)
Technology and communications	14.7	13.2	12	41.1	47.2	(13)
Occupancy and equipment	9.0	7.9	14	25.7	37.7	(32)
Other expenses	6.5	4.4	47	15.4	13.0	19
Total operating expenses	145.4	149.8	(3)	434.9	431.5	1

Other income (expense)
Interest income	7.9	4.2	88	16.0	12.8	25
Interest expense	(40.6)	(33.5)	21	(102.6)	(83.6)	23
Pledged MSR liability expense, net	(91.2)	(39.8)	129	(168.8)	(105.7)	60
Loss on extinguishment of debt	—	—	n/m	(15.5)	—	n/m
Earnings of equity method investee	0.9	0.4	166	1.3	—	n/m
Other, net	1.9	3.4	(44)	5.6	4.6	20
Total other expense, net	(121.1)	(65.4)	85	(264.0)	(171.9)	54

Income (loss) before income taxes	10.3	(22.2)	(146)	(0.3)	(104.9)	(100)
Income tax benefit	(11.3)	(11.9)	(5)	(20.1)	(71.9)	(72)
Net income (loss)	$21.6	$(10.3)	(309)	$19.8	$(33.0)	(160)

Segment income (loss) before income taxes
Servicing	$16.6	$(15.4)	(208)%	$14.7	$(74.3)	(120)%
Originations	16.8	22.5	(25)	75.8	71.1	7
Corporate Items and Other	(23.2)	(29.4)	(21)	(90.9)	(101.7)	(11)
	$10.3	$(22.2)	(146)%	$(0.3)	$(104.9)	(100)%
n/m: not meaningful

Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020
Servicing	$224.3	$197.3	14%	$596.9	$592.0	1%
Originations	58.8	55.4	6	180.4	124.8	45
Corporate	1.5	1.5	1	4.3	5.2	(17)
Total segment revenue	284.6	254.1	12	781.7	722.1	8
Inter-segment elimination (1)	(1.5)	11.3	(113)	(25.5)	7.8	(426)
Total revenue	$283.1	$265.4	7	$756.1	$729.9	4
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (gain on loans held for sale) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net.
Total segment revenue was $284.6 million for the third quarter of 2021, $30.5 million or 12% higher than the second quarter of 2021, driven by a $27.0 million revenue increase from Servicing and a $3.4 million revenue increase from Originations. The Servicing revenue increase is mostly due to $23.3 million incremental servicing fees due to the net growth of our owned MSR portfolio, including the large MSR bulk acquisitions in June 2021, and a $22.5 million gain on sale of loans acquired through the exercise of call rights, offset in part by a $23.5 million decline in Reverse mortgage revenue, net driven by unrealized fair value losses on our net reverse portfolio due to increasing interest rates and spread widening. The increase in Originations revenue is mostly due to higher loan production volume.
As compared to the nine months ended September 30, 2020, total segment revenue for the nine months ended September 30, 2021 was $59.6 million or 8% higher, due to a $55.6 million increase in Originations revenue and a $4.9 million increase in Servicing revenue. The increase in Originations revenue is primarily due to an increase in forward and reverse production volume, partially offset by lower margins. The increase in Servicing revenue is primarily due to the $22.5 million gain on sale of loans acquired through the exercise of call rights in the third quarter of 2021, offset by a $13.3 million decline in Reverse mortgage revenue, net due to increasing interest rates. In addition, servicing fees declined by $8.3 million driven by a reduction in fees collected on behalf of NRZ after the termination of the PMC servicing agreement by NRZ in February 2020, and a reduction in ancillary income, mostly due to lower average servicing volume, the COVID-19 environment and lower interest rates, partially offset by the growth in our owned MSR portfolio.
Total revenue (after elimination of inter-segment derivative fair value changes) was $283.1 million for the third quarter of 2021, $17.7 million or 7% higher than the second quarter of 2021, driven by the factors described above and in part by the presentation of macro-hedging derivative gains and losses reported within MSR valuation adjustments, net at the consolidated level, as disclosed in Note 4 – Loans Held for Sale, Note 15 – Derivative Financial Instruments and Hedging Activities and Note 19 – Business Segment Reporting. Effective May 2021, we replaced our macro-hedging strategies with two distinct strategies to separately hedge the pipeline and our MSR exposure with third party derivatives. However, we have and may continue to use inter-segment derivatives between the two strategies. Refer to Item 3 - Quantitative and qualitative disclosures about market risk for further detail.
See the respective Segment Results of Operations for additional information.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net:

Segment Results	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2021	2020
MSR realization of expected cash flows (1)	$(68.9)	$(57.0)	$(175.1)	$(127.9)
MSR fair value changes due to interest rate and assumption updates	72.4	(47.2)	100.7	(169.0)
Derivative fair value gain (loss)	(14.1)	34.3	(28.9)	47.1
Total Servicing	(10.6)	(69.9)	(103.2)	(249.8)
Originations - MSR fair value changes	2.8	8.8	20.1	26.3
Inter-segment elimination - derivative fair value gain (loss) (2)	1.5	(11.3)	25.5	(7.8)
MSR valuation adjustments, net	$(6.3)	$(72.4)	$(57.6)	$(231.3)
(1) The terms realization of expected cash flows and runoff may be used interchangeably within this discussion.
(2) The fair value change of inter-segment economic hedge derivatives reported within MSR valuation adjustments, net is eliminated at the consolidated level with an offset in Gain on loans held for sale, net (Total Revenue). Also refer to the description of the inter-segment derivative elimination in Note 19 – Business Segment Reporting.
We reported a $6.3 million loss in MSR valuation adjustments, net in the third quarter of 2021, that mostly comprised $68.9 million MSR portfolio runoff, $72.4 million fair value gains of the MSR portfolio attributable to interest rate and assumption updates and $14.1 million hedging derivative loss. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled and unscheduled amortization of the loan UPB. The MSR portfolio runoff increased by $11.9 million between the second and third quarters of 2021 mostly due to a higher MSR UPB. The $72.4 million fair value gains of the MSR portfolio attributable to interest rate and assumption updates includes $11.1 million gain on our owned MSR and $61.3 million gain on the MSR portfolio sold to NRZ and MAV. This NRZ and MAV MSR gain is mostly driven by assumption updates relating to a PLS model calibration by our third party valuation expert, and is offset by a corresponding loss separately reported with MSR pledged liability expense.
Our MSR hedging policy is designed to reduce the volatility of the MSR portfolio fair value due to market interest rates, with $11.1 million fair value gains of our owned MSR portfolio attributable to interest rate and assumption updates and $14.1 million hedging derivative loss. The quarter-over-quarter fair value changes are mostly explained by interest rate changes, with a 34 basis point decrease and 6 basis point increase in the 10-year swap rate during the second and third quarter of 2021, respectively. The changes in fair value of the MSR and hedging derivatives were not offset to the same extent as per their expected hedging sensitivity measures, mainly due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and the available hedging instruments. In addition, we established a higher hedge coverage on a committed MSR sale to MAV during the third quarter of 2021. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding our hedging programs.
The $6.0 million decline in the quarter in MSR fair value changes reported in Originations, from $8.8 million to $2.8 million, is due to a decline in our cash window MSR originations volume and margin. The change from $11.3 million loss in the second quarter of 2021 to $1.5 million gain on Originations inter-segment derivatives in the third quarter of 2021 is mostly due to the change in interest rates. These inter-segment derivatives economically hedge the fair value changes of the Originations pipeline.
For the nine months ended September 30, 2021, we reported a $57.6 million loss in MSR valuation adjustments, net. As detailed in the above table, the loss is mostly due to $175.1 million MSR portfolio runoff, $100.7 million MSR fair value gain due to interest rate and assumption update, $28.9 million loss on MSR hedging derivative instruments, $20.1 million revaluation gain on MSR purchases reported in Originations and a $25.5 million gain on derivatives hedging the pipeline within the Originations segment. The $100.7 million fair value gains due to interest rate and assumption update comprises $29.4 million gain on our owned MSRs and $71.3 million gain on MSRs sold to NRZ and MAV. The factors described above for the third quarter of 2021 and the comparison with prior period similarly apply. The MSR portfolio runoff increased by $47.2 million between the nine months ended September 30, 2020 and nine months ended September 30, 2021 mostly due to a higher MSR portfolio driven by MSR acquisitions and continued elevated levels of prepayments.
See Segment Results of Operations - Servicing and Originations for additional information.

Compensation and Benefits
Compensation and benefits expense for the third quarter of 2021 decreased $3.2 million, or 4%, as compared to the second quarter of 2021. Incentive compensation decreased $3.2 million, mostly due to a decrease in the fair value of cash-settled share-based awards as a result of a decrease in our common stock price during the quarter. While our total average headcount increased by 4% from the second quarter of 2021 to the third quarter of 2021 due to our initiative to expand our Originations platform and increase volumes, the related increase in salaries expense was offset by a reduction in COVID-19 related benefits. Overall, our offshore-to-total average headcount ratio remained constant at 69% for both the third quarter of 2021 and second quarter of 2021.
As compared to the nine months ended September 30, 2020, compensation and benefits expense for the nine months ended September 30, 2021 increased $14.0 million, or 7%. Salaries and benefits, commissions, and incentive compensation increased $5.0 million, $6.0 million, and $3.0 million, respectively. Originations segment compensation and benefits expense increased by $28.4 million, mostly due to additional commissions and salaries driven by additional headcount to support higher loan production levels. Servicing segment compensation and benefits expense decreased by $10.7 million, mostly driven by a decline in average headcount that was largely due to the scaling down of our workforce to our loan count and our cost re-engineering initiatives. Our total average headcount declined by 6%, and overall, our offshore-to-total average headcount ratio decreased from 72% in the nine months ended September 30, 2020 to 69% in the nine months ended September 30, 2021.
Servicing and Origination Expense
Servicing and origination expense for the third quarter of 2021 increased $1.3 million, or 5%, as compared to the second quarter of 2021. Net servicing expenses increased $1.5 million largely due to $2.5 million additional interim subservicing expenses on MSR bulk acquisitions.
Servicing and origination expense for the nine months ended September 30, 2021 increased $21.5 million, or 36%, as compared to the nine months ended September 30, 2020, primarily due to an increase in volumes. Servicing expense for the nine months ended September 30, 2021 increased $17.4 million, or 32%, as compared to the nine months ended September 30, 2020, primarily due to an $11.8 million increase in provision expense for servicing related reserves driven by significant recoveries during the nine months ended September 30, 2020 which did not recur in 2021, a $4.5 million increase in interim subservicing expense on MSR bulk acquisitions, a $2.6 million increase in our subservicer expenses primarily attributable to growth in the reverse portfolio, and a $2.2 million increase in satisfaction and interest payoff expense attributed to higher payoff volume. These increases were partially offset by a $5.9 million decrease in provisions associated with the volume of government-insured claim receivables due to the foreclosure moratorium during the nine months ended September 30, 2021. Originations expenses increased by $4.9 million due to the increase in loan production volume in all channels.
See Segment Results of Operations - Servicing for additional information.
Other Operating Expenses
Professional services expense for the third quarter of 2021 decreased $7.1 million, or 28%, as compared to the second quarter of 2021, primarily due to a $6.9 million decline in legal expenses. The decline in legal expenses is primarily due to a $6.8 million lower provision for litigation settlements.
Professional services expense for the nine months ended September 30, 2021 decreased $16.6 million, or 21%, as compared to the nine months ended September 30, 2020, primarily due to a $9.8 million decline in other professional services and a $6.3 million decline in legal expenses. Cost reduction initiatives and higher utilization of professional services in 2020, including strategic vendor sourcing, cloud migration and consulting, resulted in lower other professional fees in 2021. In addition, professional services for the nine months ended September 30, 2021 include $3.2 million of advisory fees related to the launch of our MSR investment joint venture with Oaktree, MAV Canopy. Professional services for the nine months ended September 30, 2020 include $4.7 million of COVID-19 related expenses. The decline in legal expenses is primarily due to expenses recorded in the first nine months of 2020 related to the CFPB and Florida matters.
Occupancy and equipment expense for the third quarter of 2021 increased $1.1 million, or 14%, as compared to the second quarter of 2021 primarily due to an increase in postage and mailing expenses and record storage costs, mostly as a result of an increase in the average number of loans serviced.
Occupancy and equipment expense for the nine months ended September 30, 2021 decreased $12.0 million, or 32%, as compared to the nine months ended September 30, 2020. Depreciation expense, facility maintenance and utility expenses, and interest on lease liabilities decreased $5.4 million, $2.6 million and $1.5 million, respectively, compared to the nine months ended September 30, 2020, largely due to our cost reduction efforts in 2020 which included closing and consolidating certain facilities. Postage and mailing expenses decreased $1.8 million compared to the nine months ended September 30, 2020, largely due to a decline in letter volume attributed to COVID-19, timing of mailings and a decline in the average number of loans serviced, partially offset by an increase in letter volume due to growth in the Originations segment.

Technology and communication expense for the third quarter of 2021 increased $1.6 million, or 12%, as compared to the second quarter of 2021 primarily driven by the growth of our Originations segment.
Technology and communication expense for the nine months ended September 30, 2021 decreased $6.1 million, or 13%, as compared to the nine months ended September 30, 2020. Telephone expense declined $4.0 million as compared to the nine months ended September 30, 2020, largely driven by facility closures, our transition to a more cost-effective alternative telephone system, consolidation of telecommunication vendors and other cost savings initiatives. Depreciation expense decreased $2.4 million compared to the nine months ended September 30, 2020.
Other expenses for the third quarter of 2021 increased $2.1 million as compared to the second quarter of 2021, primarily due to reversal of $1.2 million of provisions related to miscellaneous items in the second quarter of 2021. For the nine months ended September 30, 2021, other expenses increased $2.5 million as compared to the nine months ended September 30, 2020 due to a $2.2 million increase in advertising expense in our Originations segment as part of our initiative to expand our origination platform and increase volumes.
Other Income (Loss)
The $3.7 million increase in interest income during the third quarter of 2021 as compared to the second quarter of 2021, and the $3.2 million increase in interest income during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, is primarily attributable to the Originations segment and as a result of the increase in loan production volumes.
Interest expense for the third quarter of 2021 increased $7.1 million, or 21%, as compared to the second quarter of 2021, due to an increased average debt balance, partially offset by a lower cost of funds. The $1.1 billion or 47% higher debt balance is driven by a higher MSR portfolio - largely due to bulk acquisitions - and additional warehouse loans. The reduction in our average cost of funds is primarily driven by our asset backed financing facilities with a 70 basis point lower effective interest rate.
Interest expense for the nine months ended September 30, 2021 increased $19.0 million, or 23%, as compared to the nine months ended September 30, 2020, due to a $0.7 billion increased average debt to finance our increased loan production volumes and MSR portfolio, partially offset by a lower cost of funds. The lower cost of funds on asset backed financing facilities is partially offset by the issuance of higher rate senior secured notes as part of our corporate debt refinancing on March 4, 2021.
Pledged MSR liability expense for the third quarter of 2021 increased $51.4 million, as compared to the second quarter of 2021, largely due to a $52.1 million unfavorable fair value adjustment attributable to interest rate and assumption update offset by a $0.8 million decline in servicing fee remittance due to runoff of the portfolio. Fair value adjustments attributable to interest rate and assumption update and runoff are offset by corresponding fair value adjustments of the transferred MSR not qualifying for sale accounting.
Pledged MSR liability expense for the nine months ended September 30, 2021 increased $63.1 million as compared to the nine months ended September 30, 2020, primarily due to an $82.2 million unfavorable fair value change due to interest rate and assumption update. Also, the lump-sum cash payments received from NRZ in 2017 and 2018 were fully amortized as of the end of the second quarter of 2020 ($34.2 million in the nine months ended September 30, 2020). These increases in expense were partially offset by a $52.6 million decline in servicing fee remittance. The decline in net servicing fee remittance was driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020.
See Segment Results of Operations - Servicing for additional information.
Loss on debt extinguishment of $15.5 million for the nine months ended September 30, 2021 was recognized in the first quarter of 2021 and resulted from our early repayment of the SSTL due May 2022, PHH 6.375% senior unsecured notes due August 2021, and PMC 8.375% senior secured notes due November 2022. The loss includes the write-off of unamortized debt issuance costs and discount, as well as contractual prepayment premiums totaling $9.8 million on the SSTL and PMC 8.375% senior secured notes.
Earnings of equity method investee represent our 15% share of MAV Canopy from May 3, 2021. See Note 10 - Investment in Equity Method Investee for further detail.
Income Tax Benefit (Expense)
During the third quarter of 2021, we recognized $11.3 million of tax benefit on $10.3 million of pre-tax income. During the second quarter of 2021, we recognized $11.9 million of income tax benefit on a $22.2 million pre-tax loss. Our effective tax rates for the third quarter of 2021 and second quarter of 2021 were (110.0)% and 53.6%, respectively, and were affected by the factors described below. The tax benefit recognized in the third quarter of 2021 was driven primarily by additional estimated tax benefit related to the carryback of our 2020 NOL under the CARES Act. The tax benefit recognized in the second quarter of

2021 was primarily due to the favorable resolution of various uncertain tax positions as well as the income tax benefit recognized on the pre-tax loss for the quarter.
For the nine months ended September 30, 2021 and 2020, we recognized an income tax benefit of $20.1 million and $71.9 million on pre-tax losses of $0.3 million and $104.9 million, respectively. For the nine months ended September 30, 2021, the income tax benefit was driven primarily by $12.9 million of additional income tax benefit recognized related to our CARES Act claims and $8.6 million of income tax benefit recognized related to the favorable resolution of various uncertain tax positions during the period. For the nine months ended September 30, 2020, the income tax benefit was driven by the $71.5 million of estimated income tax benefit recognized under the CARES Act. Income tax benefits of $21.5 million and $65.0 million recognized during the nine months ended September 30, 2021 and 2020, respectively, related solely to prior period uncertain tax positions and prior period losses with no relationship to operating results of those periods. This in turn resulted in the high effective tax rates of 6,002.4% and 68.6% for the nine months ended September 30, 2021 and 2020, respectively.
The $51.8 million reduction in income tax benefit for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, is primarily due to $71.5 million of estimated income tax benefit recognized under the CARES Act during the nine months ended September 30, 2020 as a result of modification of the tax rules to allow the carryback of NOLs arising in 2018, 2019 and 2020 tax years to the five prior tax years and the increase to the business interest expense limitation under IRC Section 163(j). The reduction in income tax benefit for the 2021 period attributed to the $71.5 million income tax benefit recognized in 2020 was partially offset by $12.9 million of additional tax benefit recognized in 2021 related to our CARES Act claims and $8.6 million related to the favorable resolution of various uncertain tax positions during 2021. In 2020, we collected $51.4 million, which represents the tax refund associated with the NOLs generated in 2018 carried back to prior tax years, and recognized a $24.0 million receivable which represents the tax refund associated with the NOLs generated in 2019. We collected this $24.0 million tax refund receivable from the U.S. Internal Revenue Service in January 2021. See Note 17 – Income Taxes for additional information.

Financial Condition Summary	September 30, 2021	December 31, 2020	$ Change	% Change
Cash	$236.1	$284.8	$(48.7)	(17)%
Restricted cash	85.3	72.5	12.8	18
MSRs, at fair value	2,176.3	1,294.8	881.4	68
Advances, net	739.6	828.2	(88.6)	(11)
Loans held for sale	933.7	387.8	545.9	141
Loans held for investment, at fair value	7,108.7	7,006.9	101.8	1
Receivables	183.1	187.7	(4.6)	(2)
Investment in equity method investee	19.8	—	19.8	n/m
Other assets	557.7	588.4	(30.7)	(5)
Total assets	$12,040.2	$10,651.1	$1,389.1	13%

Total Assets by Segment
Servicing	$10,790.5	$9,847.6	$942.9	10%
Originations	865.0	379.2	485.8	128
Corporate Items and Other	384.7	424.3	(39.6)	(9)
	$12,040.2	$10,651.1	$1,389.1	13%

HMBS-related borrowings, at fair value	$6,782.6	$6,772.7	$9.9	—%
Other financing liabilities, at fair value	710.9	576.7	134.2	23
Advance match funded liabilities	516.6	581.3	(64.7)	(11)
Mortgage loan warehouse facilities	1,069.2	451.7	617.5	137
MSR financing facilities, net	945.7	437.7	508.1	116
Senior secured term loan	—	179.8	(179.8)	(100)
Senior notes, net	612.7	311.9	300.8	96
Other liabilities	932.7	924.0	8.8	1
Total liabilities	11,570.4	10,235.8	1,334.6	13%

Total stockholders’ equity	469.9	415.4	54.5	13

Total liabilities and equity	$12,040.2	$10,651.1	$1,389.1	13%

Total Liabilities by Segment
Servicing	$10,005.8	$9,163.5	$842.2	9%
Originations	819.3	428.5	390.8	91
Corporate Items and Other	745.3	643.7	101.6	16
	$11,570.4	$10,235.8	$1,334.6	13%

Book value per share	$51.13	$47.81	$3.32	7%
Total assets increased $1.4 billion between December 31, 2020 and September 30, 2021, mostly due to the $545.9 million, or 141%, increase in our loans held for sale portfolio - driven by higher production volumes - and an $881.4 million, or 68%, increase in our MSR portfolio - mostly driven by MSR bulk acquisitions and new capitalized MSRs. Loans held for investment increased by $101.8 million mostly due to the continued growth of our reverse mortgage business. Servicing advances declined $88.6 million mostly due to heightened payoff activity and lower delinquencies. The $30.7 million decrease in other assets is mostly attributable to the decrease in contingent repurchase rights related to loans that have been repurchased from Ginnie Mae.
Total liabilities increased by $1.3 billion as compared to December 31, 2020, with similar effects as described above. Our borrowings under warehouse lines and MSR financing facilities increased $617.5 million and $508.1 million, respectively, due to higher loan production volumes and MSR bulk acquisitions, respectively. Our senior notes increased $300.8 million due to the refinancing transactions completed on March 4, 2021 and May 3, 2021. We issued $627.1 million of new senior notes, net of discount, repaid in full $313.1 million of existing senior notes and repaid the $185.0 million SSTL. Advance match funded liabilities decreased $64.7 million consistent with the decline in servicing advances. Further, the $8.8 million increase in other liabilities is driven by the increase in derivatives and purchase price holdback on MSR bulk acquisitions, partially offset by a decrease in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total equity increased $54.5 million during the nine months ended September 30, 2021 mostly due to the $32.1 million issuance of common stock and warrants to Oaktree in March and May 2021, and $19.8 million net income. See Note 14 – Equity for additional information.
Outlook
The following discussion provides outlook information for certain key drivers of our financial performance. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to replenish and grow our servicing portfolio through our multi-channel Originations platform for the remainder of 2021. In addition, we continuously evaluate the relative mix between servicing and subservicing volume. The expected volume increase is also intended to exceed the portfolio serviced on behalf of NRZ that may end in July 2022. Servicing revenue and ancillary income have been adversely impacted by COVID-19, which may persist throughout 2021 and beyond, until forbearance plan exits and the end of foreclosure and eviction moratoria or related restrictions.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive, with consumer direct generating relatively higher margins than correspondent. While we continue to increase our recapture rate by expanding our channel operating capacity, the volume mix is expected to shift to purchase as the volume of refinance activity by borrowers is expected to continue to decline, consistent with expected industry trends. Intense competition is expected to perdure in the correspondent channel and Agency Cash Window and co-issue programs for the remainder of 2021 imposing a trade-off between volumes and margins.
Reverse mortgage revenue, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to grow our volumes at similar margins in each channel, however the channel mix may vary. With the assignment of RMS subservicing agreement to PMC on October 1, 2021, reverse mortgage servicing revenue is expected to grow significantly, absent any significant change in interest rates.
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
Operating expenses - Compensation and benefits is a significant component of our cost-to-service and cost-per-loan and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to increase (see above), we expect an increase in our workforce with partial offset from an increased relative share of performing loans through our MSR acquisitions. We expect our Originations workforce to remain largely stable or moderately increase in the near term to accompany the growth of the channels. Other operating expenses are expected to favorably correlate with volumes, as productivity and efficiencies are expected with our technology and continuous improvement initiatives.
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
As of September 30, 2021, we serviced approximately 1.3 million mortgage loans with an aggregate UPB of $248.3 billion. The average UPB of loans serviced during the third quarter of 2021 increased by 23% or $45.3 billion compared to the second quarter of 2021, mostly due to the two large bulk MSR acquisitions that aggregated to $55.1 billion closed in June 2021. Compared to the nine months ended September 30, 2020, the average UPB of loans serviced during the nine months ended September 30, 2021 increased by 4% or $7.8 billion mostly due to the large bulk acquisitions described above and our portfolio replenishment and growth strategy, partially offset by the termination of the PMC servicing agreement by NRZ with the transfer of $34.2 billion UPB of loans completed in October 2020, and the heightened portfolio runoff.
NRZ is our largest subservicing client, accounting for 24% and 34%, respectively, of the UPB and loan count in our servicing portfolio as of September 30, 2021. NRZ servicing fees retained by Ocwen represented approximately 14% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ and excluding ancillary income, for the third quarter of 2021, and 17% for the second quarter of 2021. NRZ’s portfolio represents approximately 62% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. However, consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
Our MSR portfolio is carried at fair value, with changes in fair value recorded in MSR valuation adjustments, net. The value of our MSRs is typically correlated to changes in interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 16 years, exhibiting little response to movements in market interest rates. Valuation is also impacted by loan delinquency rates whereby as delinquency rates rise, the value of the servicing portfolio declines. The MSR portfolio is an investment that decreases in value over time, through portfolio runoff, as we realize its cash flows and yield. MSR portfolio runoff is an expense to our Servicing segment as a fair value loss, and represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with prepayments.
For those MSR sale transactions with NRZ and MAV that do not achieve sale accounting treatment, we present on a gross basis the pledged MSR as an asset at fair value and the corresponding liability amount pledged MSR liability on our balance sheet. The changes in fair value of the pledged MSR are reflected as MSR valuation adjustments, net and the corresponding changes in fair value of the pledged MSR liability are reported within Pledged MSR liability expense, without any significant net earnings impact. In addition, the total servicing fees collected on transactions that do not qualify for sale accounting are reported within Servicing and subservicing fees, and the servicing fees remitted on these transactions, net of our subservicing fees, are presented within Pledged MSR liability expense.
Our Servicing business continues to be adversely affected by the COVID-19 pandemic, with the loans placed under forbearance, the moratorium on foreclosures and elevated prepayments of our MSR portfolio due to interest rates. See further discussion within Overview, COVID-19 Pandemic Update.
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

Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $152.7 million at September 30, 2021, of which $120.5 million were attributable to NRZ agreements.
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
The following table summarizes our key servicer ratings:

PHH Mortgage Corporation (PMC)
	Moody’s	S&P	Fitch
Residential Prime Servicer	SQ3	Average	RPS3
Residential Subprime Servicer	SQ3	Average	RPS3
Residential Special Servicer	SQ3	Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Stable

Date of last action	September 28, 2021	June 29, 2021	April 28, 2021
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised. On September 28, 2021, Moody’s upgraded the servicer quality (SQ) assessment for PMC as a master servicer of residential mortgage loans from SQ3 to SQ3+, reflecting solid reporting and remitting processes and proactive servicer oversight. On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, among other factors mentioned by S&P. On March 24, 2020, Fitch placed all U.S. RMBS servicer ratings on Negative outlook resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, OFC.

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020
Revenue
Servicing and subservicing fees
Residential	$204.6	$181.3	13%	$554.5	$562.7	(1)%
Commercial	0.9	0.9	(2)	2.4	2.5	(4)
	205.4	182.1	13	556.9	565.2	(1)
Gain on loans held for sale, net	31.6	4.1	664	39.2	10.8	264
Reverse mortgage revenue, net	(13.0)	10.5	(224)	(0.5)	12.8	(104)
Other revenue, net	0.3	0.5	(39)	1.3	3.2	(60)
Total revenue	224.3	197.3	14	596.9	592.0	1

MSR valuation adjustments, net	(10.6)	(69.9)	(85)	(103.2)	(249.9)	(59)

Operating expenses
Compensation and benefits	23.8	26.1	(9)	74.9	85.7	(13)
Servicing and origination	24.5	23.0	6	72.0	54.6	32
Occupancy and equipment	6.6	5.5	20	18.7	24.2	(23)
Professional services	6.7	10.3	(35)	24.2	19.8	22
Technology and communications	5.8	5.4	8	17.0	20.0	(15)
Corporate overhead allocations	11.9	12.4	(4)	36.5	48.3	(24)
Other expenses	1.6	0.9	84	4.0	2.9	37
Total operating expenses	80.8	83.6	(3)	247.2	255.5	(3)

Other income (expense)
Interest income	2.4	1.2	96	4.9	6.3	(22)
Interest expense	(29.0)	(23.3)	24	(72.6)	(69.8)	4
Pledged MSR liability expense	(91.1)	(39.8)	129	(168.8)	(105.8)	60
Other, net	1.4	2.9	(50)	4.8	8.3	(42)
Total other expense, net	(116.2)	(59.0)	97	(231.8)	(160.9)	44

Income (loss) before income taxes	$16.6	$(15.4)	(208)%	$14.7	$(74.3)	(120)%
n/m: not meaningful

The following tables provide selected operating statistics:

	September 30,	June 30,	% Change	September 30,	% Change
	2021	2021		2020
Residential Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$239.7	$228.3	5%	$173.6	38%
Non-performing loans	7.7	8.3	(7)	11.1	(30)
Non-performing real estate	0.8	0.7	11	1.2	(35)
Total	248.3	237.3	5	185.9	34%

Conventional loans (2)	$145.9	$133.7	9%	$72.9	100%
Government-insured loans	33.4	31.9	5	33.9	(1)
Non-Agency loans	69.0	71.7	(4)	79.0	(13)
Total	$248.3	$237.3	5%	$185.9	34%

Servicing portfolio (5)	$144.6	$156.8	(8)%	$78.5	84%
Subservicing portfolio	23.9	19.2	25	21.8	9
MAV (3)	21.4	—	n/m	—	n/m
NRZ (3) (6)	58.4	61.4	(5)	85.6	(32)
Total	$248.3	$237.3	5%	$185.9	34

Number (in 000’s):
Performing loans (1)	1,255.6	1,220.7	3%	1,138.0	10%
Non-performing loans
Non-performing loans - NRZ	27.4	28.7	(5)%	37.2	(27)%
Non-performing loans - Other	13.7	14.6	(6)	18.7	(26)
	41.1	43.3	(5)	55.9	(26)
Non-performing real estate	5.2	5.9	(12)	8.3	(38)
Total	1,301.9	1,269.9	3%	1,202.2	8%

Conventional loans (2)	608.6	561.3	8%	430.8	41%
Government-insured loans	190.6	188.1	1	198.9	(4)
Non-Agency loans	502.7	520.4	(3)	572.5	(12)
Total	1,301.9	1,269.9	3%	1,202.2	8%

Servicing portfolio	675.9	729.3	(7)%	462.9	46%
Subservicing portfolio	93.2	77.3	21	88.1	6
MAV (3)	90.1	—	n/m	—	n/m
NRZ (3) (6)	442.8	463.3	(4)	651.3	(32)
Total	1,301.9	1,269.9	3%	1,202.2	8%

	Three Months Ended		% Change	Nine Months Ended September 30,		% Change
	September 30, 2021	June 30, 2021		2021	2020
Prepayment speed (CPR) (4):
% Voluntary CPR	17.3%	15.6%	11%	18.2%	14.2%	28%
% Involuntary CPR	0.4	1.0	(60)	0.7	1.4	(50)
% Total CPR	20.6	19.6	5	21.8	19.1	14

Number of completed modifications (in 000’s)	4.5	4.1	11%	13.4	22.6	(41)%
Revenue recognized in connection with loan modifications	$7.1	$7.2	(1)%	$20.5	$20.5	—%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 77,522 and 81,193 prime loans with a UPB of $14.2 billion and $14.6 billion at September 30, 2021 and June 30, 2021, respectively, that we service or subservice. This compares to 98,461 prime loans with a UPB of $18.0 billion at September 30, 2020. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Loans serviced or subserviced pursuant to our agreements with NRZ or MAV.
(4)Average CPR includes voluntary and involuntary prepayments and scheduled principal amortization (not reflected in the above table).
(5)Includes $6.8 billion UPB of reverse mortgage loans - securitized and unsecuritized - that are recognized in our consolidated balance sheet at September 30, 2021.
(6)Includes $2.3 billion UPB of subserviced loans at September 30, 2021.
The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	September 30,	June 30,	% Change	September 30,	% Change
	2021	2021		2020
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$6,390.0	$6,341.2	1%	$6,849.9	(7)%
Active Buyouts (2)	31.6	24.5	29	41.1	(23)%
Inactive Buyouts (2)	91.3	81.0	13	45.2	102%
Total	$6,512.9	$6,446.7	1	$6,936.2	(6)%

Inactive buyouts % to total	1.40%	1.26%	12	0.65%	115%

Future draw commitments (UPB) in millions:	2,064.7	2,045.5	1	1,618.2	28%

Fair value in millions:
Loans held for investment (1)	$6,874.0	$6,928.5	(1)	$6,715.1	2%
HMBS related borrowings	6,782.6	6,823.9	(1)	6,606.5	3
Net asset value	$91.5	$104.5	(13)	$108.6	(16)%

(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.
The following table provides a breakdown of our servicer advances:

	September 30, 2021				December 31, 2020
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$2	$29	$6	$37	$4	$30	$5	$38
Government-insured	1	48	24	73	1	55	28	84
Non-Agency	235	254	141	630	272	279	155	705
Total, net	$238	$331	$171	$740	$277	$365	$187	$828

The following table provides information regarding the changes in our portfolio of residential assets serviced or subserviced:

	Amount of UPB ($ in billions)		Count (000’s)
	2021	2020	2021	2020
Portfolio at January 1	$188.8	$212.4	1,107.6	1,419.9
Additions	13.5	6.9	49.4	28.8
Sales	—	(0.1)	(0.1)	(0.7)
Servicing transfers	(10.9)	(2.2)	(42.5)	(8.5)
Runoff	(12.1)	(8.2)	(51.2)	(43.2)
Portfolio at March 31	$179.4	$208.8	1,063.2	1,396.3
Additions (1)	68.7	8.5	256.8	28.9
Sales	—	(0.1)	—	(0.7)
Servicing transfers (2)	—	(0.9)	(0.2)	(3.9)
Runoff	(10.7)	(10.2)	(49.9)	(53.3)
Portfolio at June 30	$237.3	$206.0	1,269.9	1,367.4
Additions (1) (2)	26.5	11.7	97.9	39.9
Sales	—	—	—	(0.1)
Servicing transfers (2)	(1.8)	(20.4)	(6.7)	(149.6)
Runoff	(13.7)	(11.4)	(59.2)	(55.4)
Portfolio at September 30	$248.3	$185.9	1,301.9	1,202.2
(1)Additions include purchased MSRs on portfolios consisting of 2,323 loans with a UPB of $0.6 billion that have not yet transferred to the Black Knight MSP servicing system as of September 30, 2021. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis until the servicing transfer date.
(2)     Excludes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.

Servicing and Subservicing Fees

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2021	2021		2021	2020
Loan servicing and subservicing fees:
Servicing	$103.1	$79.4	30%	$246.4	$161.1	53%
Subservicing	2.9	2.6	10	9.0	26.1	(66)
MAV	1.6	—	n/m	1.6	—	n/m
NRZ	75.0	77.7	(3)	233.1	299.1	(22)
Servicing and subservicing fees	182.6	159.7	14	490.0	486.3	1
Ancillary income	22.9	22.4	2	66.9	78.9	(15)
	$205.4	$182.1	13%	$556.9	$565.2	(1)%

We reported $205.4 million total servicing and subservicing fees in the third quarter of 2021, a $23.3 million, or 13% increase as compared to the second quarter of 2021. Our fee income increase is primarily due to a $23.7 million, or 30% increase in servicing fees on our owned MSRs driven by a 33% increase in our average UPB serviced. The increase in our UPB serviced is largely driven by bulk acquisitions during the second quarter of 2021. Partially offsetting this increase, fees collected on behalf of NRZ declined by $2.7 million due to a 5% decline in average UPB.
The $8.3 million, or 1% decline in total servicing and subservicing fees in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily driven by our successful, gradual replacement of the NRZ volumes with new relationships and volumes sourced by our Originations business. Specifically, the $66.0 million reduction in fees collected on behalf of NRZ due to portfolio runoff and the PMC servicing termination, the $17.2 million decrease in subservicing fees mostly due to NRZ fees being reported as subservicing fees from the termination date through the loan deboarding date instead of as NRZ MSR servicing fees in prior periods, and the $12.0 million reduction in ancillary income due to the COVID-19 environment and lower interest rates, were largely offset by the $85.3 million or 53% increase in our owned MSR servicing fee income. The increase in servicing fees on our owned MSR as compared to the nine months ended September 30, 2020 is due to a 58% increase in our average volume serviced, primarily driven by bulk acquisitions and the growth in our correspondent lending volumes.

The following table below presents the respective drivers of residential loan servicing (owned MSR) and subservicing fees.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,		% Change
	2021	2021		2021	2020
Servicing and subservicing fee
Servicing fee	$103.1	$79.4	30%	$246.4	$161.1	53%
Average servicing fee (% of UPB)	0.27	0.27	(2)%	0.27	0.28	(3)%

Subservicing fee	$2.9	$2.6	10	$9.0	$26.1	(66)%
Average monthly fee per loan (in dollars)	$12	$12	(2)	$12	$8	43%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio	$154.1	$116.0	33%	$121.5	$76.7	58%
Subservicing portfolio	20.6	17.9	15	21.0	54.0	(61)%
MAV	7.4	—	n/m	7.4	—	n/m
NRZ	59.9	62.9	(5)	62.9	74.2	(15)%
Total	$242.0	$196.7	23%	$212.7	$205.0	4%
Average number (in 000’s):
Servicing portfolio	716.2	576.0	24%	596.6	469.7	27%
Subservicing portfolio	82.0	73.0	12	83.6	348.9	(76)%
MAV	31.8	—	n/m	31.8	—	n/m
NRZ	453.5	473.1	(4)	472.6	543.2	(13)%
	1,283.4	1,122.1	14%	1,184.6	1,361.9	(13)%
The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the NRZ agreements, together with the previously recognized amortization gain of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements (through the second quarter of 2020 only):

NRZ servicing and subservicing fees	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Servicing fees collected on behalf of NRZ	$75.0	$77.7	$233.1	$299.1
Servicing fees remitted to NRZ (1)	(53.6)	(55.2)	(165.1)	(218.6)
Retained subservicing fees on NRZ agreements (2)	$21.5	$22.5	$68.0	$80.5
Amortization gain of lump-sum cash payments received (including fair value change) (1)(3)	—	—	—	34.2
Total retained subservicing fees and amortization gain of lump-sum cash payments (including fair value change)	$21.5	$22.5	$68.0	$114.7

Average NRZ UPB ($ in billions) (4)	$59.9	$62.9	$62.9	$74.2
Average annualized retained subservicing fees as a % of NRZ UPB (excluding amortization gain of lump-sum cash payments)	0.14%	0.14%	0.14%	0.14%
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

(3)In 2017 and early 2018, we renegotiated the Ocwen agreements with NRZ to more closely align with a typical subservicing arrangement whereby we receive a base servicing fee and certain ancillary fees, primarily late fees, loan modification fees and Speedpay fees. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. We received upfront cash payments in 2018 and 2017 of $279.6 million and $54.6 million, respectively, from NRZ in connection with the resulting 2017 and New RMSR Agreements. These upfront payments generally represented the net present value of the difference between the future revenue stream Ocwen would have received under the original agreements and the future revenue Ocwen received under the renegotiated agreements. These upfront payments received from NRZ were deferred and recorded within Other income (expense), Pledged MSR liability expense, as they amortized through the term of the original agreements (April 2020). See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
(4)Excludes the UPB of loans subserviced under the PMC servicing agreement after February 20, 2020 due to the notice of termination by NRZ, and excludes the UPB of loans under subservicing agreements.
The net retained fee of our NRZ portfolio declined $1.0 million, or 5%, in the third quarter of 2021 as compared to the second quarter of 2021 primarily due to the 5% decline in UPB serviced associated with portfolio runoff and prepayments.
The net retained fee of our NRZ portfolio decreased by $12.5 million, or 16%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decline in the NRZ fee collection and remittance is primarily driven by the decline in the average UPB of 15%, explained by the NRZ portfolio runoff and the derecognition of the MSRs in connection with the termination of the PMC agreement by NRZ on February 20, 2020. As the NRZ relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSRs.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	% Change	September 30, 2021	September 30, 2020	% Change
Late charges	$10.7	$11.4	(7)%	$31.3	$38.3	(18)%
Custodial accounts (float earnings)	1.2	1.3	(6)	3.5	8.8	(60)
Loan collection fees	2.9	2.8	4	8.6	10.0	(15)
Recording fees	3.7	3.2	16	10.6	9.8	8
Boarding and deboarding fees	0.6	0.2	284	1.6	5.6	(71)
Other	3.8	3.6	6	11.2	6.3	79
Ancillary income	$22.9	$22.4	2%	$66.9	$78.9	(15)%
As compared to the nine months ended September 30, 2020, ancillary income for the nine months ended September 30, 2021 declined by $12.0 million, or 15%, due to the combined effect of lower boarding and deboarding fees, the COVID-19 environment restricting late fees or collection fees on loans under forbearance, and lower interest rates on float earnings.
Gain on Loans Held for Sale, Net
Gain on loans held for sale, net for the third quarter of 2021 increased $27.5 million as compared to the second quarter of 2021 primarily due to a $22.5 million gain recognized in the third quarter of 2021 on the sale of loans acquired in connection with the exercise of call rights relating to certain Non-Agency trusts.
Reverse Mortgage Revenue, Net
Reverse mortgage revenue, net is the net change in fair value of securitized loans held for investment and HMBS-related borrowings. The following table presents the components of the net fair value change and is comprised of net interest income and other fair value gains or losses. Net interest income is primarily driven by the volume of securitized UPB as it is the interest income earned on the securitized loans offset against interest expense incurred on the HMBS-related borrowings, and represents our compensation for servicing the portfolio, that is typically a percentage of the outstanding UPB. Other fair value changes are primarily driven by changes in market-based inputs or assumptions. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts.

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	% Change	September 30, 2021	September 30, 2020	% Change
Net interest income	$5.0	$5.0	—%	$14.9	$14.4	4%
Other fair value changes	(18.0)	5.5	(426)	(15.4)	(1.5)	915
Reverse mortgage revenue, net (Servicing)	$(13.0)	$10.5	(224)%	$(0.5)	$12.8	(104)
The decrease in Reverse mortgage revenue, net of $23.5 million, or 224%, for the third quarter of 2021 as compared to the second quarter of 2021 is primarily attributable to increasing interest rates observed in the market during the third quarter of 2021 and opposite rate movements in the second quarter of 2021, and unfavorable yield spread widening in the third quarter of 2021 directly impacting the tail value of the HECM reverse mortgage loans.
As compared to the nine months ended September 30, 2020, Reverse mortgage revenue for the nine months ended September 30, 2021 decreased $13.3 million, or 104%, primarily due to the impact of increasing interest rates and unfavorable impacts of yield spread tightening as compared to the 2020 period.
MSR Valuation Adjustments, Net
The following tables summarize the MSR valuation adjustments, net reported in our Servicing segment, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSRs and the pledged MSRs transferred to NRZ and MAV that did not achieve sale accounting treatment:

	Three Months Ended September 30, 2021			Three Months Ended June 30, 2021
	Total (1)	Owned MSR (1)	Pledged MSR (NRZ and MAV) (2)	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)
Runoff (3)	$(68.9)	$(47.1)	$(21.8)	$(57.0)	$(36.1)	$(20.9)
Rate and assumption change (1)	72.4	11.1	61.3	(47.2)	(55.6)	8.4
Hedging gain (loss)	(14.1)	(14.1)	—	34.3	34.3	—
Total	$(10.6)	$(50.1)	$39.5	$(69.9)	$(57.4)	$(12.5)

	Nine Months Ended September 30,
	2021			2020
	Total (1)	Owned MSR	Pledged MSR (NRZ and MAV) (2)	Total (1)	Owned MSR	Pledged MSR (NRZ) (2)
Runoff (3)	$(175.1)	$(114.8)	$(60.3)	$(127.9)	$(71.3)	$(56.6)
Rate and assumption change (1)	100.7	29.4	71.3	(169.0)	(154.4)	(14.6)
Hedging gain (loss)	(28.9)	(28.9)	—	47.1	47.1	—
Total	$(103.2)	$(114.2)	$11.0	$(249.9)	$(178.6)	$(71.3)
(1)Excludes gains of $2.8 million, $8.8 million, $20.1 million and $26.3 million in the third quarter of 2021, second quarter of 2021, nine months ended September 30, 2021 and nine months ended September 30, 2020, respectively, on the revaluation of MSRs purchased at a discount, that is reported in the Originations segment as MSR valuation adjustments, net.
(2)For those MSR sale transactions with NRZ and MAV that do not achieve sale accounting treatment, we present gross the pledged MSR as an asset and the corresponding liability amount pledged MSR liability on our balance sheet. Because we record both our pledged MSRs with NRZ and the associated MSR liability at fair value, the changes in fair value of the pledged MSR liability are largely offset by the changes in fair value of the associated pledged MSR asset, presented in MSR valuation adjustments, net. Although fair value changes are separately presented in our statement of operations, we are not exposed to any fair value changes of the MSR pledged to NRZ, and we are only exposed to fair value changes of the MSR pledged to MAV net of the MSR pledged liability to MAV. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
(3)The terms runoff and realization of expected future cash flows may be used interchangeably within this discussion.

We reported a $10.6 million loss in MSR valuation adjustments, net for the third quarter of 2021, comprised of a $50.1 million loss on our owned MSRs and a $39.5 million gain on the MSRs transferred to NRZ and MAV. The $50.1 million loss on our owned MSRs for the third quarter of 2021 is mainly comprised of $47.1 million MSR portfolio runoff. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with actual prepayments. In addition, MSR valuation adjustments, net includes a $11.1 million gain on the MSR portfolio attributed to rate and assumption change and a $14.1 million hedging loss. The gain on rate and assumption change is primarily due to a $15.1 million increase in market interest rates (the 10 year swap rate increased by 6 basis points in the third quarter of 2021), partially offset by a loss on assumption updates driven by prepayment model variance and calibration. Our MSR hedging policy is designed to reduce the volatility of the MSR portfolio fair value due to market interest rates. The changes in fair value of the MSR and hedging derivatives were not offset to the same extent as per their expected hedging sensitivity measures, mainly due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and the available hedging instruments. In addition, we established a higher hedge coverage on a committed MSR sale to MAV during the third quarter of 2021. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding our MSR hedging strategy.
During the nine months ended September 30, 2021, we reported a $103.2 million loss in MSR valuation adjustments, net, comprised of a $114.2 million loss on our owned MSRs and a $11.0 million gain on the MSRs transferred to NRZ and MAV. The $114.2 million loss on our owned MSRs is mostly comprised of a $114.8 million MSR portfolio runoff, and includes 29.4 million gain on the MSR portfolio attributed to rate and assumption change, offset by $28.9 million hedging loss. The factors described above for the third quarter of 2021 similarly apply. The gain on rate and assumption change is primarily due to an increase in market interest rates (the 10 year swap rate increased by 58 basis points in the nine months ended September 30, 2021), partially offset by a loss on assumption updates driven by prepayment model calibration.
The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs during the third quarter of 2021, with the breakdown by investor type.

	Fair Value								UPB ($ in billions)
	GSEs		Ginnie Mae		Non- Agency		Total		GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$1,311.7		$101.4		$123.9		$1,537.0		$116.5	$12.6	$19.8	$148.9
Additions
New cap.	57.8		8.6		0.8		67.2		5.2	0.6	—	5.8
Purchases	36.6		(0.4)		—		36.2		4.9	—	—	4.9
Sales/servicing transfers	—		—		(1.3)		(1.3)		—	—	—	—
Sales/calls	(132.1)		—		—		(132.1)		(13.7)	—	(0.2)	(13.9)
Change in fair value:
Inputs and assumptions (1)	10.7		(1.1)		3.9		13.5		—	—	—	—
Realization of cash flows	(35.7)		(2.0)		(9.4)		(47.1)		(7.2)	(1.0)	(1.1)	(9.3)
Ending balance	$1,249.0		$106.5		$117.9		$1,473.4		$105.7	$12.2	$18.4	$136.3
Fair value (% of UPB)	1.18%		0.87%		0.64%		1.08%
Fair value multiple (2)	4.56	x	2.46	x	1.95	x	3.90	x
(1)Mostly changes in interest rates, except for gains of $2.8 million on the revaluation of purchased MSRs, that are reported in the Originations segment.
(2)Multiple of average servicing fee and UPB.
The $39.5 million and $11.0 million gains on the transferred MSRs not qualifying for sale accounting (transferred to NRZ and MAV) for the third quarter of 2021 and the nine months ended September 30, 2021, respectively, do not affect our net income as offset by a corresponding loss on the pledged MSR liability, reported as Pledged MSR liability expense. The factors underlying the fair value gain of the MSRs not qualifying for sale accounting are similar to our owned MSR, discussed above, including rate and assumption changes and runoff, noting the transfers of MSRs to MAV in the third quarter of 2021 which did not qualify for sale accounting and the decline in the NRZ MSR portfolio, with a $34.2 billion lower UPB due to the termination of the PMC servicing agreement by NRZ in February 2020. In addition, the $61.3 million fair value gain attributable to rates and assumptions-offset by a corresponding MSR pledged liability expense-in the third quarter of 2021 is mostly driven by assumption updates relating to a PLS model calibration by our third party valuation expert.

Compensation and Benefits

	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	% Change	September 30, 2021	September 30, 2020	% Change
Compensation and benefits	$23.8	$26.1	(9)%	$74.9	$85.7	(13)%

Average Employment
India and other	2,453	2,410	2%	2,429	2,968	(18)
U.S.	639	643	(1)	657	736	(11)
Total	3,092	3,053	1	3,086	3,704	(17)
Compensation and benefits expense for the third quarter of 2021 declined $2.3 million, or 9%, as compared to the second quarter of 2021. Salaries and benefit expenses decreased $1.7 million, primarily due to a reduction in COVID-19 related benefits, and incentive compensation decreased $0.7 million mostly due to a decrease in the fair value of cash-settled share-based awards as a result of the decrease in our common stock price during the quarter.
Compensation and benefits expense for the nine months ended September 30, 2021 declined $10.8 million, or 13%, as compared to the nine months ended September 30, 2020, primarily due to an $8.7 million decrease in salaries and benefit expenses as a result of the 17% decline in our average servicing headcount. A $1.4 million decrease in commissions and incentive compensation also contributed to the decline in Compensation and benefits. The decline in servicing headcount reflects the scaling down of our platform to the number of loans being serviced and our cost re-engineering initiatives. During the nine months ended September 30, 2021, we serviced 13% fewer loans, on average, as compared to the nine months ended September 30, 2020.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses. Servicing expense increased in the third quarter of 2021 by $1.5 million, or 6%, as compared to the second quarter of 2021, primarily due to $2.5 million of interim subservicing expenses on MSR bulk acquisitions.
Servicing expense for the nine months ended September 30, 2021 increased $17.4 million, or 32%, as compared to the nine months ended September 30, 2020, primarily due to an $11.8 million increase in provision expense for servicing related reserves driven by improved recoveries during the nine months ended September 30, 2020, a $4.5 million increase in interim subservicing expense on MSR bulk acquisitions, a $2.6 million increase in our subservicer expenses primarily attributable to growth in the reverse portfolio, and a $2.2 million increase in satisfaction and interest payoff expense attributed to higher payoff volume. These increases were partially offset by a $5.9 million decrease in provisions associated with the volume of government-insured claim receivables due to the foreclosure moratorium during the nine months ended September 30, 2021.
Other Operating Expenses
Other operating expenses (total operating expenses less compensation and benefit expense and servicer expense) remained mostly constant during the third quarter of 2021 as compared to the second quarter of 2021, with the exception of a $3.6 million decline in Professional services expense. The decline in Professional services expense is mostly driven by a $3.9 million decrease in legal expenses in the third quarter of 2021 that was primarily due to a higher provision expense in the second quarter associated with a larger volume of settlements.
Other operating expenses decreased by $15.0 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, in large part due to the effect of cost saving initiatives with an $11.8 million reduction of Corporate overhead allocations attributable to the decline in support group operating expenses, including technology savings, and the lower relative weight of Servicing headcount to the consolidated organization (due to growth of the Originations segment). Occupancy and equipment expense decreased $5.5 million primarily due to a $3.7 million decrease resulting from a reduction in servicing headcount and office space (and thus lower allocations from the Corporate segment) and a $1.9 million decrease in postage and mailing expenses mostly as a result of the decline in letter volume attributed to COVID-19, timing of mailings and the decline in the average number of loans serviced. Technology and communications expense declined $3.0 million primarily due to cost savings associated with the implementation of data solutions as well as consolidation of telecommunication vendors in the second quarter of 2020. These declines in expenses were partially offset by a $4.4 million increase in Professional services, primarily due to $6.4 million higher legal expenses, offset by $2.1 million lower other professional services fee mostly as a result of lower COVID-19 related outsourcing expenses. The increase in legal expenses is due to a higher provision for litigation settlements in the nine months ended September 30, 2021 and a provision reversal during the nine months ended September 30, 2020.

Other Income (Expense)
Other income (expense) includes primarily net interest expense and the pledged MSR liability expense.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020
Interest Expense
Advance match funded liabilities	$2.8	$4.3	(34)%	$11.6	$19.5	(41)%
Mortgage loan warehouse facilities	2.6	1.7	51%	6.0	3.9	53%
MSR financing facilities	8.6	4.8	81%	17.9	12.7	42%
Corporate debt interest expense allocation	13.2	11.4	16	32.6	28.8	13
Escrow and other	1.7	1.1	51	4.5	4.9	(7)
Total interest expense	$29.0	$23.3	24%	$72.6	$69.8	4%

Average balances
Average balance of advances	$737.1	$757.3	(3)%	$755.6	$924.2	(18)%
Advance match funded liabilities	496.5	502.3	(1)	511.9	626.8	(18)
Mortgage loan warehouse facilities	373.5	203.4	84	245.4	111.7	120
MSR financing facilities	996.7	476.6	109	629.2	316.6	99

Effective average interest rate
Advance match funded liabilities	2.26%	3.40%	(33)%	3.01%	4.16%	(28)%
Mortgage loan warehouse facilities	2.76	3.35	(18)%	3.27	4.70	(31)%
MSR financing facilities	3.46	3.99	(13)%	3.80	5.33	(29)%
Facility costs included in interest expense	$2.1	$3.0	(28)%	$7.8	$9.9	(21)%
Average 1ML	0.09%	0.10%	(9)%	0.10%	0.65%	(84)%
Interest expense for the third quarter of 2021 increased by $5.7 million, or 24%, as compared to the second quarter of 2021, primarily due to a $3.8 million increase in interest expense on MSR financing facilities and a $1.8 million increase in the corporate debt interest expense allocation, both associated with a larger owned MSR portfolio partially offset by a decline in the average funding cost. Interest expense on advance match funded facilities declined $1.5 million primarily due to lower average funding cost.
As compared to the nine months ended September 30, 2020, interest expense for the nine months ended September 30, 2021 increased $2.8 million, or 4%, due to a $5.2 million increase in interest expense on MSR financing facilities, a $3.8 million increase in the corporate debt interest expense allocation and a $2.1 million increase mortgage loan warehouse facilities, mostly the result of larger MSR and Loans held for sale portfolio, partially offset by lower funding costs. These increases in interest expense were offset by an $7.9 million decline in interest expense on advance match funded facilities as the average balances of advances and borrowings and funding cost were all lower.
Pledged MSR liability expense relates to the MSR transfers that do not qualify for sale accounting and are presented on a gross basis in our financial statements. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting to the Unaudited Consolidated Financial Statements. Pledged MSR liability expense includes the servicing fee remittance for these transfers and the fair value changes of the pledged MSR liability.

	Three Months Ended		$ Change	Nine Months Ended		$ Change
	September 30, 2021	June 30, 2021		September 30, 2021	September 30, 2020
Net servicing fee remittance (1)	$54.4	$55.2	$(0.8)	$166.0	$218.6	$(52.6)
Pledged MSR liability fair value (gain) loss (2)	39.5	(12.5)	52.1	11.0	(71.3)	82.2
2017/2018 lump sum amortization gain	—	—	—	—	(34.2)	34.2
Other	(2.9)	(2.9)	—	(8.0)	(7.3)	(0.7)
Pledged MSR liability expense	$91.1	$39.8	$51.3	$168.9	$105.8	$63.1
(1)Offset by corresponding amount recorded in Servicing and subservicing fee. See table below.
(2)Offset by corresponding amount recorded in MSR valuation adjustments, net. See table below.
Pledged MSR liability expense for the third quarter of 2021 increased $51.3 million, as compared to the second quarter of 2021, largely due to unfavorable fair value adjustment of the liability, driven by interest rates. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR) and Servicing and subservicing fees (NRZ and MAV).
Pledged MSR liability expense for the nine months ended September 30, 2021 increased $63.1 million, as compared to the nine months ended September 30, 2020, primarily due to a $82.2 million unfavorable fair value change on the Pledged MSR liability, driven by interest rates. In addition, we recognized a $34.2 million amortization gain recorded in the nine months ended September 30, 2020, nil in 2021, related to the lump-sum cash payments received from NRZ in 2017 and 2018. These increases in the expense were partially offset by a $52.6 million decline in net servicing fee remittance, driven by the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR to NRZ) and Servicing and subservicing fees (NRZ).
The table below reflects the condensed consolidated statement of operations together with the amounts related to the pledged MSRs that largely offset each other. The table provides information related to the impact of the accounting for the MSR transfers that did not qualify for sale accounting treatment, and is not intended to reflect the profitability of these MSR transfers. Net servicing fee remittance and pledged MSR fair value changes are presented on a gross basis and are offset by corresponding amounts presented in other statement of operations line items. In addition, because we record both our pledged MSRs and the associated pledged MSR liability at fair value, the changes in fair value of the pledged MSR liability were largely offset by the changes in fair value of the MSRs pledged, presented in MSR valuation adjustments, net. The net revaluation impact in the third quarter of 2021 relates to the MAV transactions - Refer to Note 8 — MSR Transfers Not Qualifying for Sale Accounting. Until the second quarter of 2020, only the NRZ lump sum amortization gain and the amount reported in “Other” in the table above affected our net earnings.

	Three Months Ended				Nine Months Ended
	September 30, 2021		June 30, 2021		September 30, 2021		September 30, 2020
	Statement of Operations	Pledged MSR-related Amounts	Statement of Operations	Pledged MSR-related Amounts	Statement of Operations	Pledged MSR-related Amounts	Statement of Operations	Pledged MSR-related Amounts
Total revenue	$283.1	$54.4	$265.4	$55.2	$756.1	$166.0	$729.9	$218.6
MSR valuation adjustments, net	(6.3)	39.5	(72.5)	(12.5)	(57.6)	11.0	(231.4)	(71.3)
Total operating expenses	145.4	—	149.8	—	434.9	—	431.5	—
Total other expense, net	(121.1)	(89.7)	(65.4)	(42.7)	(264.0)	(172.7)	(171.9)	(147.3)
Income (loss) before income taxes	$10.3	$4.2	$(22.2)	$—	$(0.3)	$4.2	$(104.9)	$—

ORIGINATIONS
We originate and purchase loans and MSRs through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window and Co-issue programs and bulk MSR purchases.
We originate and purchase conventional loans (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (FHA or VA) forward mortgage loans. The GSEs and Ginnie Mae guarantee these mortgage securitizations, respectively. We originate HECM loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of HMBS that are guaranteed by Ginnie Mae.
Within retail, our consumer direct channel for forward mortgage loans (previously called recapture) focuses on targeting existing Ocwen customers by offering them competitive mortgage refinance opportunities, where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Origination volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline.
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them. As of September 30, 2021, we have relationships with 419 approved correspondent sellers, or 288 new sellers since December 31, 2020. On June 1, 2021, we expanded our network through the assignment by Texas Capital Bank (TCB), and the assumption by us, of all its correspondent loan purchase agreements with its correspondent sellers (approximately 220 sellers).
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default.
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
We source additional servicing volume through our subservicing and interim servicing agreements, through our existing relationships and our enterprise sales’ initiatives. We further grow our subservicing volume through our subservicing agreement with MAV, as MAV continues to acquire MSRs. We do not report any revenue or gain associated with subservicing within the Originations segment as the impact is captured in the Servicing segment. However, sales efforts and certain costs - marginal compensation and benefits - are managed and reported within the Originations segment.
For the third quarter of 2021, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $5.9 billion and $428 million, respectively. In addition, we purchased $4.9 billion UPB MSR through the Agency Cash Window during the third quarter of 2021.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020
Revenue
Gain on loans held for sale, net	$29.6	$27.3	9%	$94.5	$74.2	27%
Reverse mortgage revenue, net	18.1	18.8	(4)	56.7	38.2	48
Other revenue, net (1)	11.1	9.3	20	29.3	12.4	136
Total revenue	58.8	55.4	6	180.4	124.8	45

MSR valuation adjustments, net	2.8	8.8	(68)	20.1	26.3	(24)

Operating expenses
Compensation and benefits	25.3	23.9	6	70.8	42.4	67
Servicing and origination	3.6	3.2	11	9.6	4.7	104
Occupancy and equipment	1.7	1.6	4	4.8	4.1	16
Technology and communications	2.9	2.0	46	6.6	3.5	87
Professional services	2.5	1.9	37	7.5	5.7	33
Corporate overhead allocations	5.1	4.6	10	14.8	13.6	8
Other expenses	2.3	2.4	(2)	6.5	4.3	52
Total operating expenses	43.5	39.7	10	120.5	78.3	54

Other income (expense)
Interest income	5.3	2.9	87	10.8	4.7	128
Interest expense	(6.7)	(4.7)	43	(15.0)	(6.6)	127
Other, net	0.1	(0.2)	(173)	—	0.2	(98)
Total other expense, net	(1.2)	(2.0)	(38)	(4.2)	(1.7)	152

Income before income taxes	$16.8	$22.5	(25)%	$75.8	$71.1	7%
(1)Includes $1.2 million, $2.3 million, $5.8 million and $3.2 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for the three months ended September 30, 2021 and June 30, 2021, and the nine months ended September 30, 2021 and September 30, 2020, respectively.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020

Originations by Channel
Forward loans
Correspondent	$5,393	$2,489	117%	$10,509	$3,100	239%
Consumer Direct	534	609	(12)%	1,706	884	93
	$5,928	$3,098	91%	$12,216	$3,984	207%

% Purchase production	36%	28%	25	28%	22%	26
% Refinance production	64	72	(10)	72	78	(7)

Reverse loans (1)
Correspondent	$226	$188	20%	$564	$336	68%
Wholesale	70	57	21	180	226	(20)
Retail	133	94	41	286	108	165
	$428	$340	26%	$1,031	$670	54%

MSR Purchases by Channel (Forward only)
Agency Cash Window / Flow MSR	4,902	6,168	(21)%	17,055	8,382	103%
Bulk MSR purchases	—	55,133	(100)	55,133	1,541	n/m
	$4,902	$61,302	(92)	$72,189	$9,923	627

Total	$11,258	$64,740	(83)%	$85,436	$14,577	486%

Short term loan commitment (at period end)
Forward loans	$1,221	$995	23%	$1,221	$857	42%
Reverse loans	80	68	18	80	31	160

Average Employment
U.S.	689	635	9	632	440	44
India and other	444	345	29	359	152	136
Total	1,133	980	16%	991	592	67%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination.

Gain on Loans Held for Sale
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020
Gain on Loans Held for Sale (1)
Correspondent	$5.5	$4.7	16%	$13.7	$13.8	(1)%
Consumer Direct	24.1	22.5	7	80.8	60.4	34
	$29.6	$27.3	9%	$94.5	$74.2	27%

% Gain on Sale Margin (2)
Correspondent	0.10%	0.18%	(45)%	0.12%	0.39%	(68)%
Consumer Direct	4.48	4.42	1	4.71%	5.41	(13)
	0.48%	0.86%	(44)%	0.74%	1.60%	(54)%

Origination UPB (3)
Correspondent	$5,616	$2,665	111%	$11,103	$3,521	215%
Consumer Direct	539	510	6	1,715	1,115	54
	$6,154	$3,175	94%	$12,817	$4,636	176%
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
We recognized a $29.6 million gain on loans held for sale, net for the third quarter of 2021, a $2.3 million, or 9% increase as compared to the second quarter of 2021. The increase is primarily driven by our consumer direct channel, with an increase in margin and loan production volume. The significantly higher loan production volume in our correspondent channel generated additional gain on sale, largely offset by lower margin. The correspondent channel margin declined primarily due to a $1.3 million gain recognized in the second quarter of 2021 on certain loans favorably acquired in a bulk transaction, while consumer direct margin increased slightly through enhanced execution. Overall, the average gain on sale margin for forward loans declined from 86 basis points in the second quarter of 2021 to 48 basis points in the third quarter of 2021, mostly due to the change in the channel mix, with higher volume in correspondent, a lower margin channel.
Gain on loans held for sale, net for the nine months ended September 30, 2021 increased $20.3 million, or 27%, as compared to the nine months ended September 30, 2020, all attributed to our consumer direct channel, with an increase in our loan production volume, partially offset by a lower margin. The effect of higher production volume in our correspondent channel was offset by lower margin. The combined $8.2 billion, or 176% new production volume increase in our correspondent and consumer direct channels is due to favorable market conditions for borrower refinancing, the successful integration of the TCB correspondent lending resources, and the demonstrated capability of our Originations platform. We have expanded our correspondent seller network from 119 to 419, a 252% increase in twelve months. In addition, the increase in the new production volume of our consumer direct channel is the result of investments in staffing we made to develop the capabilities of our platform. Overall, the average gain on sale margin for forward loans declined from 160 basis points in the nine months ended September 30, 2020 to 74 basis points in the nine months ended September 30, 2021, mostly due to the change in the channel mix, with higher volume in correspondent, a lower margin channel.

Reverse Mortgage Revenue, Net
The following table provides information regarding Reverse mortgage revenue, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020
Origination UPB (1)	$435.3	$347.2	25%	$1,079.2	$660.8	63%
Origination margin (2)	4.15%	5.42%	(23)	5.25%	5.78%	(9)
Reverse mortgage revenue, net (Originations) (3)	$18.1	$18.8	(4)%	$56.7	$38.2	48%
(1)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB - see (1) above.
(3)Includes gain on new origination, and loan fees and other.
We reported $18.1 million Originations Reverse mortgage revenue, net for the third quarter of 2021, a $0.7 million, or 4% decrease as compared to the second quarter of 2021. As detailed in the above table, the decrease is driven by a lower average margin that was largely offset by a volume increase. Our reverse retail channel generated net revenue increases quarter over quarter. Although our reverse wholesale and correspondent channels generated higher volumes, margins were lower in the quarter resulting in a decline in net revenue. The decrease in margin during the third quarter is primarily attributable to unfavorable yield spread widening observed in the market.
Reverse mortgage revenue, net for the nine months ended September 30, 2021 increased $18.5 million, or 48% as compared to the nine months ended September 30, 2020, primarily driven by our volume increase in the reverse retail channel. The increase in the volume of our reverse correspondent channel was largely offset by a lower average margin mostly due to unfavorable yield spread widening observed in the market. Net revenue of our reverse wholesale channel declined during the nine months ended September 30, 2021 mostly due to lower volume.
Other Revenue
Other revenue for the third quarter of 2021 increased $1.8 million as compared to the second quarter of 2021, primarily driven by higher loan production volumes in the forward correspondent channel. Other revenue increased $16.9 million for the nine months ended September 30, 2021 as compared to the same period of 2020, primarily driven by higher loan production volumes in the forward correspondent and consumer direct channels.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes a gain of $2.8 million for the third quarter of 2021 due to the revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. We transfer the MSR from the Originations segment to the Servicing segment at fair value.
MSR valuation adjustments, net for the third quarter of 2021 decreased $6.0 million as compared to the second quarter of 2021, mostly due to a decline in the volume purchased and, to a lesser extent a decline in margin. For the nine months ended September 30, 2021, MSR valuation adjustments, net decreased $6.2 million as compared to the same period of 2020. Opportunities for fair value discount or margins were larger in the early period of the pandemic and have reduced as markets normalize.
Operating Expenses
Operating expenses for the third quarter of 2021 increased $3.8 million, or 10%, as compared to the second quarter of 2021, including a $1.4 million, or 6% increase in Compensation and benefits. Originations average headcount increased 16% as compared to the second quarter of 2021, reflecting the integration of the TCB correspondent lending resources, as part of our initiative to expand our origination platform and increase volumes. The net $2.4 million increase in other operating expenses is primarily driven by a $0.9 million increase in Technology and communications, a $0.6 million increase in Professional services, a $0.4 million increase in origination expenses and a $0.5 million increase in corporate overhead allocations reflecting the growth in our Originations business.

Operating expenses for the nine months ended September 30, 2021 increased $42.2 million, or 54%, as compared to the nine months ended September 30, 2020, largely due to a $28.4 million, or 67% increase in Compensation and benefits (including a $6.7 million increase in commissions). Originations average headcount increased 67% as compared to the nine months ended September 30, 2020, reflecting an increase in staffing levels, including through the integration of the TCB correspondent lending resources, as part of our initiative to expand our origination platform and increase volumes. The offshore-to-total average headcount ratio for Originations increased from 26% for the nine months ended September 30, 2020 to 36% for the nine months ended September 30, 2021. Other operating expenses increased primarily due to a $4.9 million increase in origination expenses due to increased volumes, a $3.1 million increase in Technology and communications due to additional software licensing costs related to lending, capital markets and hedging systems, a $2.2 million increase in advertising expense, and a $1.8 million increase in Professional services in support of increased volumes. Certain other operating expenses are variable, and as a result, as origination volume increased so did the related expenses. Examples include credit reports included in origination expenses or certain outsourced services recorded in Professional services.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increase in interest income and interest expense during the third quarter of 2021 as compared to the second quarter of 2021, and the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, is primarily the result of the increase in the average held for sale loan and warehouse debt balances due to increased loan production volumes.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses.
Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. Interest expense on the SSTL and the Senior Notes is allocated to the Servicing segment based on funding needs. Prior to the third quarter of 2020, we did not allocate the corporate debt and the associated interest expense to the Servicing segment. The interest expense related to the corporate debt for periods prior to the third quarter of 2020 has been allocated to the Servicing segment to conform to the current period presentation. Our cash balances are included in Corporate Items and Other.
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

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2021	2021		2021	2020
Revenue
Premiums (CRL)	$0.9	$1.4	(39)%	$3.5	$5.2	(31)%
Other revenue	0.7	0.1	829	0.8	0.1	n/m
Total revenue	1.5	1.5	1	4.3	5.2	(17)

Operating expenses
Compensation and benefits	19.9	22.1	(10)	63.7	67.3	(5)
Professional services	9.1	13.4	(32)	29.6	52.3	(43)
Technology and communications	6.0	5.8	4	17.5	23.7	(26)
Occupancy and equipment	0.6	0.7	(11)	2.2	9.3	(76)
Servicing and origination	(0.2)	0.4	(149)	0.4	1.2	(66)
Other expenses	2.6	1.2	121	5.0	5.8	(14)
Total operating expenses before corporate overhead allocations	38.1	43.5	(12)	118.4	159.6	(26)
Corporate overhead allocations
Servicing segment	(11.9)	(12.4)	(4)	(36.5)	(48.3)	(24)
Originations segment	(5.1)	(4.6)	10	(14.8)	(13.7)	8
Total corporate overhead allocations	(17.0)	(17.0)	—	(51.3)	(61.9)	(17)
Total operating expenses	21.1	26.5	(20)	67.1	97.7	(31)

Other income (expense), net
Interest income	0.1	0.1	12	0.3	1.7	(82)
Interest expense	(4.9)	(5.5)	(10)	(15.0)	(7.2)	108
Loss on extinguishment of debt	—	—	n/m	(15.5)	—	n/m
Other, net	1.2	1.0	20	2.1	(3.8)	(155)
Total other expense, net	(3.6)	(4.4)	(18)	(28.1)	(9.3)	202

Loss before income taxes	$(23.2)	$(29.4)	(21)%	$(90.9)	$(101.7)	(11)%
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for the third quarter of 2021 declined $2.2 million, or 10%, as compared to the second quarter of 2021 as a result of a $2.1 million decrease in incentive compensation mostly due to decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price during the quarter. The average corporate headcount and the mix between onshore and offshore was mostly unchanged.
As compared to the nine months ended September 30, 2020, compensation and benefits expense for the nine months ended September 30, 2021 decreased $3.6 million, or 5%, primarily as a result of a $3.8 million decrease in salaries and benefit expenses due to the effects of a 9% decline in average corporate headcount, including an 18% decrease in average onshore headcount from 322 to 263. In addition, the variance in compensation and benefits expenses included a $3.3 million increase in share-based compensation, offset by a $1.7 million decline in severance expense and a $1.5 million decrease in annual incentive compensation.
Professional Services
Professional services expense for the third quarter of 2021 declined $4.2 million, or 32%, as compared to the second quarter of 2021, primarily due to a $3.0 million decrease in legal expenses and a $1.0 million decrease in other professional fees. The net decrease in legal expenses is largely due to a $2.8 million decrease in provision for litigation settlements. The decrease in other professional fees is primarily due to $3.2 million of advisory fees incurred during second quarter of 2021 related to the setup of our MSR investment joint venture with Oaktree, MAV Canopy, partially offset by $2.4 million strategic consulting expense incurred during the third quarter of 2021.
As compared to the nine months ended September 30, 2020, Professional services expense for the nine months ended September 30, 2021 declined $22.7 million, or 43%, primarily due to a $12.7 million decrease in legal expenses and a $9.7 million decline in other professional services. The net decrease in legal expenses is largely due to expenses and provision for litigation settlement recorded in the first nine months of 2020 related to the CFPB and Florida matters. Cost reduction initiatives and higher utilization of professional services in 2020, including strategic vendor sourcing, cloud migration and consulting, resulted in lower other professional fees in 2021. Other professional services for the nine months ended September 30, 2021 includes $3.2 million of advisory fees related to the setup of our MSR investment joint venture with Oaktree, MAV Canopy, which closed on May 3, 2021. Professional services expenses for the nine months ended September 30, 2020 include $3.2 million of COVID-19 related expenses.
Other Operating Expenses
Technology and communications and Occupancy and equipment expenses remained mostly constant in the third quarter of 2021 as compared to the second quarter of 2021.
Technology and communications expense for the nine months ended September 30, 2021 declined $6.2 million, or 26%, as compared to the nine months ended September 30, 2020, primarily due to a $3.1 million decrease in telephone expense, and a $3.7 million decrease in hardware and software depreciation and related expenses. Cost re-engineering initiatives in 2020 resulted in lower Technology and communications expenses in 2021 through facility closure and the transition to a more cost-effective alternative telephone system. During the nine months ended September 30, 2020, we recognized accelerated depreciation for certain of our hardware and software assets and incurred additional expenses related to COVID-19.
Occupancy and equipment expense for the nine months ended September 30, 2021 decreased $7.1 million, or 76%, as compared to the nine months ended September 30, 2020, primarily due to the recognition of facility-related costs in the second quarter of 2020, mainly accelerated depreciation and exit costs of leased properties we partially abandoned. Depreciation expense for the nine months ended September 30, 2021 declined $5.4 million as compared to the nine months ended September 30, 2020.
Corporate overhead allocations remained mostly constant in the third quarter of 2021 as compared to the second quarter of 2021, and decreased $10.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The nine month decline is mostly due to the benefits of cost savings achieved at the corporate level, specifically technology expenses, achieved through our cost re-engineering initiatives in 2020.
Other Income (Expenses)
Interest expense of the Corporate segment relates to the remaining corporate debt unallocated to other segments. Interest expense increased $7.8 million, or 108%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase is primarily driven by a higher cost of corporate debt that is mostly due to the senior secured notes issued at a discount on March 4, 2021 and May 3, 2021.
On March 4, 2021, we recognized a loss on debt extinguishment of $15.5 million resulting from our early repayment of the SSTL due May 2022, 6.375% PHH senior unsecured notes due August 2021, and 8.375% PMC senior secured notes due November 2022. The loss on debt extinguishment includes the write-off of unamortized debt issuance costs and discount, as well as contractual prepayment premiums.
We reported $2.1 million Other income in the nine months ended September 30, 2021, as compared to $3.8 million Other expense in the nine months ended September 30, 2020. The net $5.9 million favorable variance in Other, net is primarily driven by a $1.7 million loss on sale of a vacant office facility reported in the second quarter of 2020, a $1.6 million decrease in CRL loss adjustment expense due to a decline in the number of covered REO properties due to the COVID-19 foreclosure moratorium and a $1.4 million increase in foreign currency remeasurement gains related to our operations in India and the Philippines.

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
In addition, in the normal course of business, we are actively engaged with our lenders and as a result, have successfully completed at market terms the following with respect to our current and anticipated financing needs:
•On March 29, 2021, we entered into a gestation repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. Under this facility, dry Agency mortgage loans are sold to a trust which issues a trust certificate that is pledged as the collateral for any borrowings. On March 31, 2021, the trust issued the first certificate of $50.0 million which was increased to $75.0 million on May 28, 2021 and further increased to $225.0 million on July 29, 2021. The second trust certificate of $50.0 million was issued on April 12, 2021 and increased to $100.0 million on July 13, 2021. Additional trust certificates of $25.0 million and $100.0 million were issued for borrowing on June 25, 2021 and July 23, 2021, respectively, under this agreement. In July 2021, the interest rate was reduced to 1ML + 200 bps.
•On March 30, 2021, the borrowing capacity on a reverse mortgage loan facility was temporarily increased from $100.0 million to $150.0 million effective April 1, 2021 until the increase was made permanent on April 29, 2021. On September 27, 2021, the borrowing capacity of this facility was increased to $175.0 million until maturity. On October 14, 2021, the facility was extended to November 23, 2021.
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
•On June 2, 2021, we temporarily upsized committed Agency MSR financing facility capacity to $425.0 million for a period of 90 calendar days ending no later than September 1, 2021. On August 26, 2021 and later on October 25, 2021, the temporary upsize was extended until November 1, 2021.
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
•On June 30, 2021, we extended the amortization date of the OFAF variable funding facility for 60 days to August 27, 2021. On August 26, 2021, we further extended the amortization date to August 26, 2022, reduced the interest rate to the lender’s cost of funds plus a margin of 200 bps and reduced the borrowing capacity from $70.0 million to $40.0 million.
•On July 23, 2021, we temporarily increased the total borrowing capacity of a $150.0 million uncommitted warehouse facility to $300.0 million, until September 15, 2021, that we further extended to November 15, 2021.
•On July 23, 2021, we entered into a repurchase agreement warehouse facility with borrowing capacity of $210.0 million to fund purchased loans from the exercise of our servicer call rights for a period of three months. We repaid the facility in full upon sale of the loans in September and the facility expired in October.
•On September 1, 2021, we increased the total borrowing capacity of a $150.0 million uncommitted warehouse facility to $200.0 million.
•On October 26, 2021, we increased the borrowing capacity of a $125.0 million uncommitted Ginnie Mae MSR financing facility to $150.0 million.
See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows at the dates indicated:

	September 30, 2021			December 31, 2020
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$595.0	$78.4	$—	$795.0	$213.7	$—
Mortgage loan warehouse facilities	2,106.0	344.3	692.5	1,037.0	186.9	398.4
MSR financing facilities	835.0	83.6	6.9	375.0	39.2	13.0
Total	$3,536.0	$506.4	$699.4	$2,207.0	$439.8	$411.4
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
Our total borrowing capacity increased by approximately $1.3 billion (or 60%) in nine months, mostly driven by a $1.1 billion (103%) increase in our mortgage loan warehouse capacity to fund the growth in our Originations business and finance our loans purchased through the exercise of our servicer call rights. In addition, we increased the capacity of our MSR financing facilities by $460.0 million to fund our MSR bulk acquisitions and portfolio growth. The available borrowing capacity under our advance financing facilities decreased by $135.3 million as compared to December 31, 2020 due to a $170.0 million reduction in total borrowing capacity of the OMART variable funding notes and a $30.0 million reduction in total borrowing capacity of the OFAF facility, offset in part by a $64.7 million decrease in outstanding borrowings, consistent with a decrease in our servicer advances. At September 30, 2021, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at September 30, 2021 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral.
We may utilize committed borrowing capacity under our mortgage warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At September 30, 2021, we had $3.3 million committed borrowing capacity under our mortgage loan warehouse facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At September 30, 2021, our unrestricted cash position was $236.1 million compared to $284.8 million at December 31, 2020. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $2.1 billion at September 30, 2021. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the nine months ended September 30, 2021, we funded $147.6 million out of the $2.0 billion borrowing capacity available as of December 31, 2020. We also had short-term commitments to lend $1.2 billion and $80.5 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2021. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of September 30, 2021, we have approximately $2.1 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $1.07 billion of borrowings under forward and reverse mortgage warehouse facilities, $516.6 million of notes under advance financing facilities that will enter their respective amortization periods, $467.4 million outstanding under our Agency and Ginnie Mae MSR financing facilities and $48.2 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
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
Under the terms of the $210.0 million warehouse facility entered into on July 23, 2021, PMC was required to maintain a minimum of $100.0 million in consolidated liquidity on a daily basis. On September 1, 2021, the consolidated daily liquidity requirement was reduced to $75.0 million, with a requirement to maintain $100.0 million as of the last business day of each calendar quarter. We believe we are in compliance with this liquidity covenant and have cash management strategies in place to ensure we remain compliant during the entire period of the facility.
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
We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. With the launch of MAV and our relationships with other clients, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in the sale of MSRs while we would perform subservicing for the sold portfolio.
Oaktree Investment and Strategic Relationship
In December 2020, we agreed to create a strategic alliance with Oaktree to launch MAV pursuant to which we and Oaktree each agreed to contribute our pro rata share of an aggregate $250.0 million contribution to MAV. Specifically, Oaktree agreed to fund $212.5 million into MAV and we agreed to invest up to $37.5 million into MAV. In addition, on February 9, 2021, Oaktree agreed to invest into Ocwen up to $250.0 million. A portion of the investment by Oaktree facilitated the refinancing of our corporate debt on March 4, 2021 and the remainder of the investment is expected to accelerate the growth of our Originations and Servicing businesses.
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

Collateral
The following table presents selected assets on our consolidated balance sheet held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings at September 30, 2021:

$ in millions	Total Assets (Consolidated)	Pledged Assets	Collateralized Borrowings	Net (1)	Unencumbered Assets (1)	Total (1)
Cash	$236.1	—	—	—	236.1	$236.1
Restricted cash	85.3	85.3	—	85.3	—	85.3
Loans held for sale	933.7	871.0	865.9	5.1	62.7	67.8
Loans held for investment - unsecuritized	226.7	194.8	174.7	20.1	31.9	52.0
MSR (2)	1,473.4	1,440.7	864.9	575.7	32.7	608.4
Advances	739.6	621.1	598.4	22.6	118.5	141.2
Receivables, net	183.1	26.9	24.7	2.2	156.2	158.4
REO	8.6	6.7	3.9	2.8	1.9	4.7
Total - Consolidated (3)	$3,886.4	3,246.4	2,532.6	713.9	640.0	$1,353.8

(1)Certain assets are pledged as collateral to the $400.0 million PMC Senior Secured Notes and $285.0 million OFC Senior Secured (second lien) Notes.
(2)Excludes MSR pledged to NRZ and MAV and associated pledged MSR liability recorded as sale accounting criteria are not met.
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

$ in millions	As of September 30, 2021
Specified net servicing advances	$144.9
Specified deferred servicing fee	—
Specified MSR value less borrowings	718.7
Specified unrestricted cash balances (1)	—
Specified advance facility reserves	7.2
Specified loan value	60.2
Specified residual value	68.8
Specified fair value of marketable securities	—
Total Value - PMC (1)	$999.9
(1)Unrestricted cash was not subject to a priority lien as of September 30, 2021 under the PMC Senior Secured Note agreement.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 12 – Borrowings for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements. At September 30, 2021, we held unrestricted cash in excess of this minimum amount.
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
Our NRZ agreements represent an important component of our liquidity and our liquidity management, and have a significant impact on consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows through April 2020. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the nine months ended September 30, 2020 includes $35.1 million of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.

Our cash flows may be summarized as follows:

$ in millions	For the Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(413)	$248
Net cash used in investing activities	(845)	(328)
Net cash provided by (used in) financing activities	1,222	(29)
Net decrease in cash, cash equivalents and restricted cash	$(36)	$(109)
Cash, cash equivalents and restricted cash at end of period	$321	$383

Cash flows for the nine months ended September 30, 2021
Our operating activities used $413 million of cash largely due to the growth of our new Originations production with net cash paid on loans held for sale of $576 million for the nine months ended September 30, 2021, partially offset by $70 million of net collections of servicing advances, mostly P&I advances.
Our investing activities used $845 million of cash. The primary uses of cash in our investing activities include $785 million to purchase MSRs, mostly through bulk acquisitions, and $19 million of capital contributions to our equity method investee MAV Canopy. These cash outflows were partly net cash outflows in connection with our HECM reverse mortgages of $43 million.
Our financing activities provided $1.222 billion of cash. Cash inflows include $648 million of proceeds from the issuance of the PMC Senior Secured Notes and the OFC Senior Secured Notes, warrants and common stock to Oaktree and $1.120 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $1.162 billion, $130 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV, and a $1.126 billion net increase in borrowings under our mortgage warehouse and MSR financing facilities. Cash outflows include $319 million to repay our 6.375% senior unsecured notes and 8.375% senior secured notes, $189 million repayment of the SSTL, $65 million of net repayments on advance match funded liabilities and $60 million of net payments on the financing liabilities related to MSRs pledged.
Cash flows for the nine months ended September 30, 2020
Our operating activities provided $248 million of cash including $349.9 million net collections of servicing and ancillary income, $211 million of net collections of servicing advances, partially offset by net cash paid on loans held for sale of $120 million for the nine months ended September 30, 2020.
Our investing activities used $328 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $248 million. Cash outflows also include $83 million to purchase MSRs.
Our financing activities used $29 million of cash. Cash outflows include the partial prepayment of $136 million on the SSTL, $99 million of net repayments on advance match funded liabilities and $84 million of net payments on the financing liabilities related to MSRs pledged. In addition, we also paid $7.4 million of debt issuance costs related to our SSTL facility amendment and repurchased 5.7 million shares of our common stock for $5 million. Cash inflows include $886 million received in connection with our reverse mortgage securitizations less repayments on the related financing liability of $613 million, and a $28 million increase in borrowings under our mortgage warehouse and MSR financing facilities.

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
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. As of September 30, 2021, 85% of our assets and 65% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See Part I., Item 3. Quantitative and Qualitative Disclosures about Market Risk below for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale carried at fair value as well as any related derivatives at September 30, 2021, given hypothetical instantaneous parallel shifts in the yield curve.
Valuation of Reverse Mortgage Loans Held for Investment
During the nine months ended September 30, 2021, we recorded a net $0.5 million fair value gain in reverse mortgage revenue in our Servicing segment. The fair value of both reverse mortgage loans held for investment and corresponding HMBS-related borrowings is based primarily on discounted cash flow methodologies. Inputs to the discounted cash flows of these assets include future draws and tail spread gains, voluntary prepayments, defaults and discount rate. The determination of fair value requires management judgment due to the significant unobservable assumptions, including voluntary prepayment speeds, defaults and discount rate.
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
Valuation of MSRs and Transferred MSR Liability
During the nine months ended September 30, 2021, we recorded a $54.7 million fair value loss on the revaluation of our MSRs. We determine the fair value of MSRs and transferred MSR liabilities primarily using discounted cash flow methodologies. The significant estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees, and cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. The determination of the fair value of MSRs and transferred MSR liabilities requires management judgment relating to the significant unobservable assumptions that underlie the valuation, including prepayment speed, delinquency rates, cost to service and discount rate. Our judgement is informed by the transactions we observe in the market, by our actual portfolio performance and by the advice and information we obtain from our valuation experts, amongst other factors.
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
Allowance for Losses on Servicing Advances and Receivables
During the nine months ended September 30, 20211, we recorded a $5.5 million provision expense for losses on servicing advances. At September 30, 2021, the allowance was $6.7 million, which represented 0.9% of total servicing advances. We record an allowance for losses on servicing advances to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs.
During the nine months ended September 30, 2021, we recorded a $10.5 million provision expense on receivables related to government-insured claims. At September 30, 2021, the allowance for losses on receivables related to government-insured claims was $41.1 million, which represents 32% of total government-insured claims receivables. The allowance for losses relates to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations. This allowance is based upon continuing assessments of collectability, historical loss experience, current conditions and reasonable and supportable forecasts.
Determining an allowance for losses involves management judgment and assumptions that, given similar information at any given point, may result in a different but reasonable estimate.
Indemnification Obligations
During the nine months ended September 30, 2021, we recorded a $1.5 million provision expense for indemnification. As of September 30, 2021, we have recorded a liability for representation and warranty obligations, and similar indemnification obligations of $42.6 million. We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. See Note 22 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
Litigation
During the nine months ended September 30, 2021, we recorded an $8.5 million provision expense for loss contingencies. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $44.6 million as of September 30, 2021. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded as of September 30, 2021. In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change.
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
Our management-level Market Risk Committee establishes and maintains policies that govern our hedging programs, including such factors as market volatility, duration and interest rate sensitivity measures, targeted hedge ratios, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions and our liquidity risk profile. See Note 15 – Derivative Financial Instruments and Hedging Activities to the Unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.
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
Through May 2021, management implemented a macro-hedging strategy to reduce the volatility of the MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy was targeted at mitigating the residual exposure, which we referred to as our net MSR portfolio exposure. We defined our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with NRZ (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the unsecuritized reverse mortgage loans and tails classified as held for investment,
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related liability, and
•less the net value of our held for sale loan portfolio and lock commitments (pipeline).
In the first and second quarters of 2021, we also included in our MSR portfolio the exposure related to expected future MSR bulk acquisitions subject to letters of intent.
Effective May 2021, management started hedging its MSR portfolio and its pipeline separately (see below for further description of pipeline hedging), effectively ending the macro hedge strategy previously in place. Under the new MSR hedging strategy, the interest-rate sensitive MSR portfolio exposure is now defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with NRZ and MAV (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (Reverse).
Our MSR policy’s objective is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement is subject to lower and upper thresholds of 40% and 60%, respectively. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes.
The table below presents the performance of the MSR interest rate hedging strategy during the third quarter of 2021:

$ in millions	Net MSR Agency Portfolio Exposure (1)	Reverse Exposure	Hedging Derivatives	Total	Hedge Coverage Ratio (2)
DV01 parallel interest rate change	$20.6	$(1.0)	$(8.3)	$11.3	(45)%
Non-parallel rate movement, basis risk and other	(5.5)	(0.4)	(5.8)	(11.7)
Estimated fair value changes attributable to interest rates	$15.1	$(1.4)	$(14.1)	$(0.4)
(1) Interest rate Agency MSR portfolio, including LOI, less MAV and NRZ transferred MSR.
(2) Reverse Exposure plus Hedging Derivatives divided by net MSR Agency Portfolio Exposure
While the DV01 measures remained within the range of our hedging strategy’s objective during the third quarter of 2021, the actual changes in fair value of the derivatives and MSR portfolio were not offset to the same extent, mainly due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments. In addition, we established a higher hedge coverage on a committed MSR sale to MAV during the third quarter of 2021. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
Effective October 2021, we refined the scope of the hedge policy to allow for MSRs subject to LOI to be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions.
The following table illustrates the interest rate sensitivity of the MSR portfolio exposure and associated hedges at September 30, 2021. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at September 30, 2021	Hypothetical change in fair value due to 25 bps rate decrease	Hypothetical change in fair value due to 25 bps rate increase
Agency MSRs - interest rate sensitive (excl. NRZ)	$1,479.8	$(74.5)	$75.3

Asset value of securitized HECM loans, net of HMBS-related borrowing	91.5	3.4	(3.5)
MSR hedging derivative instruments	$(19.5)	39.1	(40.5)
Total hedge position		$42.5	$(43.9)
Hypothetical hedge coverage ratio (1)		57%	58%

Hypothetical residual exposure to changes in interest rates		$(32.0)	$31.4
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

	September 30, 2021		December 31, 2020
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$213.3	$213.3	$261.5	$261.5
Loans held for sale, at fair value	921.6	921.6	366.4	366.4
Loans held for sale, at lower of cost or fair value (2)	12.1	12.1	21.5	21.5
Loans held for investment, at fair value	7,100.7	7,100.7	6,997.1	6,997.1
Debt service accounts and time deposits	13.3	13.3	20.7	20.7
Total rate-sensitive assets	$8,261.0	$8,261.0	$7,667.2	$7,667.2

Rate-Sensitive Liabilities (3):
Advance match funded liabilities	$516.6	$515.4	$581.3	$582.0
HMBS-related borrowings, at fair value	6,782.6	6,782.6	6,772.7	6,772.7
Mortgage loan warehouse facilities	1,069.2	1,069.2	451.7	451.7
MSR financing facilities, net (4)	946.8	918.2	438.6	406.9
Senior secured term loan, net (4)	—	—	185.0	184.6
Senior notes (4)	685.0	662.3	313.1	320.9
Total rate-sensitive liabilities	$10,000.1	$9,947.7	$8,742.3	$8,718.8

	September 30, 2021		December 31, 2020
	Notional Balance	Fair Value	Notional Balance	Fair Value
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$1,302.9	$14.0	$631.4	$22.7
Forward trades	140.0	0.4	50.0	(0.1)
Interest rate swap futures	952.5	(8.2)	593.5	0.5
TBA / Forward MBS trades	2,665.0	(6.0)	400.0	(4.6)
Derivatives, net		$0.3		$18.6
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2021, given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2021 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.4	$(3.5)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	18.0	(21.7)
Derivative instruments	19.9	(18.9)
Total MSRs - Agency and non-Agency (1)	(74.5)	75.4
Interest rate lock commitments (2)	(1.7)	1.3
Total, net	$(34.8)	$32.5
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ financing liabilities, which are recorded in Pledged MSR liability expense.
(2)Forward mortgage loans only.
The increase in our net sensitivity as of September 30, 2021 as compared to December 31, 2020 (from approximately $15 million to $33-$35 million for a 25 basis point parallel shift in the yield curve) is primarily due to the growth of our Servicing and Originations businesses, with the significant increase in the size of our Agency MSR portfolio through bulk acquisitions and the increase in our pipeline, as our hedging strategy objectives and coverage ratio remained broadly similar.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on September 30, 2021 balances, if interest rates were to increase by 1% on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $19.9 million resulting from an increase of $36.5 million in annual interest income and an increase of $16.5 million in annual interest expense.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2021.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2021 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Included as Exhibit 101).

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

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 5, 2021