Form 10-K
period 2021-12-31
OCWEN FINANCIAL CORP
filed 2022-02-25
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2021: $277,835,518
Number of shares of common stock outstanding as of February 22, 2022: 9,208,312 shares
Documents incorporated by reference: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2021 FORM 10-K ANNUAL REPORT

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
•the potential for ongoing COVID-19 related disruption in the financial markets and in commercial activity generally, employment disruption, and other financial difficulties facing our borrowers;
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
•our ability, and the ability of MSR Asset Vehicle LLC (MAV), to bid competitively for, and close acquisitions of, MSRs on terms that will enable us to achieve our growth objectives and a favorable return on our investment in MAV;
•our ability to reach an agreement to upsize MAV and the timing and terms of any such agreement;
•our ability to identify, enter into and close additional strategic transactions, including the ability to obtain regulatory approvals, enter into definitive financing arrangements, and satisfy closing conditions, and the timing for doing so;
•our ability to efficiently integrate the operations and assets of acquired businesses and to retain their employees and customers over time;
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
•increased servicing costs based on rising borrower delinquency levels or other factors, including an increase in severe weather events resulting in property damage and financial hardship to our borrowers;
•reduced collection of servicing fees and ancillary income and delayed collection of servicing revenue as a result of forbearance plans and moratoria on evictions and foreclosure proceedings;
•our ability to continue to improve our financial performance through cost re-engineering initiatives and other actions;
•our ability to maintain and increase market share in our target markets;
•uncertainty related to our relationship and remaining agreements with New Residential Investment Corp. (NRZ), our largest servicing client, including the time horizon on which our subservicing agreements will renew or terminate;
•uncertainty related to past, present or future claims, litigation, cease and desist orders and investigations relating to our business practices, including those brought by private parties and state regulators, the Consumer Financial Protection Bureau (CFPB), State Attorneys General, the Securities and Exchange Commission (SEC), the Department of Justice or the Department of Housing and Urban Development (HUD);
•adverse effects on our business as a result of regulatory investigations, litigation, cease and desist orders or settlements and the reactions of key counterparties, including lenders, the GSEs and Ginnie Mae;
•the costs of complying with the terms of our settlements with regulatory agencies and disputes as to whether we have fully complied;

•any adverse developments in existing legal proceedings or the initiation of new legal proceedings;
•our ability to efficiently manage our regulatory and contractual compliance obligations and fully comply with all applicable requirements;
•uncertainty related to changes in legislation, regulations, government programs and policies, industry initiatives, best servicing and lending practices, and media scrutiny of our business and industry;
•the extent to which changes in the law as well as changes in the interpretation of law may require us to modify our business practices and expose us to increased expense and litigation risk;
•our ability to interpret correctly and comply with current or future liquidity, net worth and other financial and other requirements of regulators, the GSEs and Ginnie Mae, as well as those set forth in our debt and other agreements;
•our ability to comply with our servicing agreements, including our ability to comply with our agreements with the GSEs and Ginnie Mae and maintain our seller/servicer and other statuses with them;
•our servicer and credit ratings as well as other actions from various rating agencies, including the impact of prior or future downgrades of our servicer and credit ratings;
•failure of our, or our vendors’, information technology or other security systems or breach of our, or our vendors’, privacy protections, including any failure to protect customers’ data;
•our reliance on our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, and uncertainty relating to our ability to transition to alternative vendors, if necessary, without incurring significant cost or disruption to our operations;
•increased difficulty recruiting and retaining existing or new senior managers and key employees;
•increased compensation and benefits expense as a result of rising inflation and labor market trends;
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
•uncertainty relating to the likely replacement of the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) and its impact on our credit arrangements;
•our ability to effectively transform our operations in response to changing business needs, including our ability to do so without unanticipated adverse tax consequences;
•increasingly frequent and costly disruptions to our operations as a result of severe weather events;
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
OVERVIEW
We are a financial services company that services and originates both forward and reverse mortgage loans, through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. This long-standing core competency will continue to be a guiding principle as we seek to grow our business and improve our financial performance. We are a leader in the reverse mortgage business with a strong brand and have expanded our reverse mortgage servicing competitive advantage with our acquisition of the Reverse Mortgage Servicing platform in the fourth quarter of 2021.
We are headquartered in West Palm Beach, Florida with offices and operations in the U.S., in the United States Virgin Islands (USVI), in India and the Philippines. At December 31, 2021, approximately 64% of our workforce is located outside the U.S. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With our predecessors, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013. We currently provide solutions through our primary operating, wholly-owned subsidiary, PHH Mortgage Corporation (PMC).
BUSINESS MODEL AND SEGMENTS
Ocwen’s business model is designed to create value and maximize returns for our shareholders, and effectively allocate our resources. Following the acquisition and integration of PHH Corporation (PHH) in late 2018 and 2019, we have transformed into a balanced and diversified business. We seek to create value for shareholders through profitable growth, service excellence and high quality operational execution. Our core competencies revolve around our Servicing business and we have developed a profitable Originations platform to replenish and pursue growth of our servicing portfolio.
Our Servicing business is comprised of two components, our owned MSRs and our subservicing portfolio that complement each other’s when managing scale. We invest our capital to fund purchases and originations of our owned MSRs and servicing advances, for which we establish a targeted return on investment. Our net return includes servicing revenue net of servicing costs, less MSR portfolio runoff, and less our MSR and advance funding cost. Our net return also includes fair value changes of our owned MSR that vary based on market conditions. Our subservicing portfolio generates a relatively stable source of revenue. While subservicing fees are relatively lower, we do not incur any significant capital utilization or funding of advances and are not exposed to fair value volatility. In 2021, we expanded our servicing portfolio with the launch of our MSR joint venture with Oaktree, MAV. At December 31, 2021, PMC serviced residential mortgage loans on behalf of MAV with an unpaid principal balance (UPB) of $33.0 billion or 12% of our total servicing portfolio - see the “Oaktree Relationship” section below for further details. Our MAV and NRZ servicing portfolios are effectively subservicing relationships. We target a balanced mix of our portfolio between servicing and subservicing based on capital allocation and returns. Our servicing operations and customer interactions do not differentiate whether loans are serviced or subserviced. Our leadership and experience in dealing with distressed economic conditions and non-performing loans allowed us to quickly adapt to the COVID-19 pandemic and provide payment relief and assistance to borrowers enduring financial hardship, and loan modification or other solutions to exit forbearance in a relatively seamless manner. In 2021, we expanded our capability in reverse servicing by acquiring the Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)) servicing platform - see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for further details.
Our Originations business’ strategy is to provide self-sustained replenishment opportunities to our servicing portfolio and profitable growth. Our Originations success is built on our relationships with borrowers, lenders and other market participants. We purchase MSRs through bulk portfolio purchases, through flow purchase agreements with our network of mortgage companies and financial institutions, and through participation in the Agency Cash Window (or Co-Issue) programs. In order to diversify our sources of servicing and reduce our reliance on others, we have been developing our origination of MSRs through different channels, including our portfolio recapture channel, retail, wholesale and correspondent lending. In 2021, we expanded our correspondent lending channel by acquiring TCB’s network of approximately 220 correspondent lenders.

The chart below summarizes our current business model:
We report our activities in three segments, Servicing, Originations and Corporate Items and Other, which reflect other business activities that are currently individually insignificant. Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. The financial information of our segments is presented in our financial statements in Note 23 — Business Segment Reporting and discussed in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Servicing
Our Servicing business is primarily comprised of our residential forward mortgage servicing business that currently accounts for the majority of our total revenues, our reverse mortgage servicing business, and our small commercial mortgage servicing business. Our servicing clients include some of the largest financial institutions in the U.S., including the GSEs, Ginnie Mae, NRZ and non-Agency residential mortgage-backed securities (RMBS) trusts, MAV and MAM (RMS).
As of December 31, 2021, our servicing portfolio consisted of approximately 1.4 million loans with a UPB of $268.0 billion.
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
Servicing advances are an important component of our business and are amounts that we, as MSR owner, are required to advance to, or on behalf of, investors if we do not receive such amounts from borrowers. These amounts include principal and interest payments, property taxes and insurance premiums and amounts to maintain, repair and market real estate properties on behalf of our servicing clients. Most of our advances have the highest reimbursement priority such that we are entitled to repayment of the advances from the loan or property liquidation proceeds before most other claims on these proceeds. Advances are contractually non-interest bearing. The costs incurred by servicers in meeting advancing obligations consist principally of the interest expense incurred in financing the advance receivables and the costs of arranging such financing. Under subservicing agreements, Ocwen is promptly reimbursed by the owners of the MSRs who generally finance the advances and incur the associated financing cost.

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
Originations
The primary source of revenue of our Originations segment is our gain on sale of loans. We originate and purchase residential mortgage loans that we sell to Agencies or securitize on a servicing retained basis, thereby generating mortgage servicing rights. Our mortgage loans are conventional (conforming to the underwriting standards of the GSEs, collectively Agency loans) and government-insured loans (insured by the FHA or VA). We generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We originate forward mortgage loans directly with customers (consumer direct channel, previously recapture) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest, commensurate with fulfillment costs.
In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. Our Originations business also includes the sourcing and acquisition of new subservicing clients.
In 2021, our Originations business generated a total volume of $152.0 billion in UPB (refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for further details).
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
Correspondent Lending. Our correspondent lending operation purchases forward and reverse mortgage loans that have been originated by a network of approved third-party lenders. All the lenders participating in our correspondent lending program are approved by senior management members of our lending and risk management teams. We also employ an ongoing monitoring and renewal process for participating lenders that includes an evaluation of the performance of the loans they have sold to us. We perform a variety of pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans.
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
MSR Purchases. We purchase MSRs through flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSRs from, allow mortgage companies and financial institutions to sell whole loans to the respective Agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSR through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs.
New Servicing and Subservicing Acquisitions. Our enterprise sales department strives to expand our network of servicing and subservicing clients and source new flow and co-issue or subservicing agreements. We compete as a low cost provider with our demonstrated expertise to service mortgage assets across borrowers of every credit level and with our recapture ability.
REGULATION
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license and conduct examinations of our loan servicing, origination and collection activities. From time to time, we also receive information requests and other inquiries, both formal and informal in nature, (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs and their conservator, the Federal Housing Finance Authority (FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of this constantly changing environment. In the normal course of business, we incur significant costs to address regulatory requirements in each of our three lines of defense. We devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state laws pertaining to licensing, general mortgage origination and servicing practices and foreclosure, and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, and the requirements applicable to our business have been changing especially rapidly in response to the COVID-19 pandemic, as discussed below.
In recent years, the general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential mortgage lenders and servicers. The CFPB continues to take a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been active, as have other regulatory organizations such as the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators. In addition to their traditional focus on licensing and examination matters, certain regulators make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management.
The CFPB and state regulators have also focused on the use and adequacy of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as likely discontinuation of the London Interbank Offered Rate (LIBOR), communications from debt collectors, and the ability of borrowers to repay mortgage loans. Further, in 2020 we became subject to additional regulations and requirements as the GSEs, Ginnie Mae, the United States Treasury Department and state regulators responded to the COVID-19 pandemic. In March 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. In addition, multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 were implemented by states, agencies and regulators. Further, the CFPB promulgated certain amendments to RESPA (Regulation X) that became effective on August 31, 2021 and that impose certain additional COVID-19-related requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures. The CFPB moratorium on new foreclosures sunset on January 1, 2022, although some states continue to impose certain foreclosure moratoria, including in connection with their respective Homeowner Assistance Fund programs.
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
In recent years, we have been subject to significant state and federal regulatory actions against us, including the following:
•We are currently in litigation with the CFPB after the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and Ocwen Loan Servicing, LLC (OLS) alleging violations of federal consumer financial laws relating to our servicing business. In April 2021, following the filing of motions by the parties and a number of procedural developments, the court entered final judgment in our favor and closed the case. The CFPB thereafter filed a notice of appeal. Appellate briefing concluded August 26, 2021, and oral argument before the Eleventh Circuit occurred on February 10, 2022. We expect the CFPB to resume its supervision activities of Ocwen upon conclusion of this matter.
•In recent years we have settled state regulatory actions against us by 29 states and the District of Columbia and a lawsuit brought by the Florida Attorney General and the State of Florida Office of Financial Regulation after these states and the District of Columbia alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. We have also entered into regulatory settlements with the NY DFS and the California Department of Financial Protection and Innovation (CA DFPI) relating to our servicing practices and other aspects of our business, and we have entered into a settlement agreement with the MMC and consent orders with certain state attorneys general to resolve and close out findings of an MMC examination of PMC’s legacy mortgage servicing practices.
We have incurred significant costs to comply with the terms of the settlements into which we have entered. In addition, the restrictions imposed under these settlements have impacted how we run our business.
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
COMPETITION
The financial services markets in which we operate are highly competitive and fragmented, and we expect them to remain so. We compete with large and small financial services companies, including bank and non-bank entities, in the servicing, lending and MSR transaction markets. Our competitors include large and regional banks, large non-bank servicers and mortgage originators, and real estate investment trusts. In both our servicing and originations business, new competitors continue to emerge, including companies that developed new technology around customer interactions and process automation.
In our Servicing business, we compete based on price, operating performance, service quality and customer and client satisfaction. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, (2) consider our customer satisfaction rankings, and (3) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which makes it challenging to compete. We believe that our competitive strengths flow from our ability to control and drive down delinquencies using proprietary processes, our superior operating performance, our lower cost to service non-performing loans and our deep know-how as a long-time operator of servicing loans. During 2021, PMC was recognized by the GSEs for the quality of its servicing performance. Freddie Mac awarded PMC the Gold Sharp Award for Top Tier Servicing Group. PMC was one of only two mortgage servicers to be recognized by Fannie Mae in 2021 in all three categories of the Servicer Total Achievement Rewards (STAR) Program. Notwithstanding these strengths, we have suffered reputational damage as a result of previous regulatory settlements and the associated scrutiny of our business. We believe this has weakened our competitive position against both our bank and non-bank servicing competitors.
In our Originations business, we face intense competition in most areas, including rates, margin, fees, customer service and name recognition. Some of our competitors, including the larger banks, have substantially lower costs of capital and strong retail presence, which makes it challenging to compete. We believe that we will continue to face increased competitive pressures in the future as the refinance opportunities contract with rising interest rates. We also believe our competitive strengths flow from our existing customer relationships and from our focus on providing strong customer service.
The forward and reverse lending markets face many of the same competitive pressures. However, the reverse market is significantly smaller than the forward market with a higher market share concentration among the top five Ginnie Mae HMBS issuers. These higher concentration levels can, at times, lead to significant price competition. We believe the competitive advantage of our Liberty Reverse Mortgage business flows from our focus on customer experience and service levels, our significant experience and name recognition, our strategic partnerships and our use of technology to produce higher levels of productivity to drive down per-loan costs.
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
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” On September 28, 2021, Moody’s upgraded the servicer quality (SQ) assessment for PMC as a master servicer of residential mortgage loans from SQ3 to SQ3+, reflecting solid reporting and remitting processes and proactive servicer oversight. On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, among other factors mentioned by S&P. On March 24, 2020, Fitch placed all U.S RMBS servicer ratings on Negative outlook resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus.
On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, Ocwen Financial Corporation.
See Item 1A. Risk Factors - Risks Relating to Our Business for further discussion of the adverse effects that a failure to maintain minimum servicer ratings could have on our business, financing activities, financial condition or results of operations.
In addition to the above servicer ratings, PMC was recognized by the GSEs for the quality of its servicing performance in 2021. Freddie Mac awarded PMC the Gold Sharp Award for Top Tier Servicing Group. PMC was one of only two mortgage servicers to be recognized by Fannie Mae in 2021 in all three categories of the STAR Program.

NEW RESIDENTIAL INVESTMENT CORP. RELATIONSHIP
Ocwen has a legacy relationship with NRZ and we acquired PMC’s legacy relationship with NRZ when we acquired PHH in October 2018. As a result, we service loans on behalf of NRZ under various agreements, including traditional subservicing agreements, where NRZ is the legal owner of the MSRs, and in connection with Rights to MSRs, where Ocwen retains legal title to the underlying MSRs but NRZ has generally assumed risks and rewards consistent with an MSR owner. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
NRZ is our largest servicing client, accounting for $55.8 billion of UPB or 21% of the UPB of our total servicing portfolio as of December 31, 2021, approximately 66% of all delinquent loans that Ocwen serviced, and approximately 19% of our total servicing and subservicing fees in 2021, net of servicing fees remitted to NRZ (excluding ancillary income). On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement. We continued to service these loans until deboarding on October 1, 2020. A total of 270,218 loans were deboarded representing $34.2 billion of UPB.
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
The legacy Ocwen agreements with NRZ have an initial term ending in July 2022. The underlying loans are almost exclusively non-Agency loans, involving a higher level of operational and regulatory risk, and requiring substantial direct and oversight staffing relative to Agency loans. NRZ may terminate the agreements for convenience, subject to Ocwen’s right to receive a termination fee and 180 days’ notice at any time during the initial term. As of the date this Annual Report on Form 10-K is filed with the SEC, we have not received any such notice of termination. After the initial term, these agreements can be renewed for three-month terms at NRZ’s option by providing proper notice.
In the ordinary course and as we approach the end of the initial term in July 2022, we share information with NRZ and discuss various aspects of our relationship. With respect to the Rights to MSRs, our existing agreements provide that the Rights to MSRs could (i) remain in the existing Rights to MSR structure, (ii) be acquired by Ocwen or (iii) be sold or transferred to a third party together with Ocwen’s title to the related MSRs. In addition, the Rights to MSRs could be transferred to NRZ under the Transfer Agreement and become subserviced by PMC. The agreements may not be renewed by NRZ in July 2022 or at the end of any three-month renewal term after July 2022. In our business planning efforts, we have assessed the potential impact of such actions by NRZ in light of the current and predicted future economics of the NRZ relationship generally. Because of the large percentage of our servicing business that is represented by agreements with NRZ, if NRZ exercised all or a significant portion of these termination rights, we would need to rapidly scale our servicing business.
ALTISOURCE VENDOR RELATIONSHIP
Ocwen is a party to a number of long-term agreements with Altisource S.à r.l., and certain of other subsidiaries of Altisource Portfolio Solutions, S.A. (Altisource), including a Services Agreement, under which Altisource provides various services, such as property valuation services, property preservation and inspection services, title services and real estate sales related services, among other things. Certain services provided by Altisource under the Services agreements are charged to the borrower and/or mortgage loan investor. Accordingly, such services, while derived from our loan servicing portfolio, are not reported as expenses by Ocwen.
In May 2021, Ocwen and Altisource signed a Binding Term Sheet under which the parties agreed to extend the term of the Services Agreement through August 2030. In addition, the parties agreed to fully release each other from liability with respect to any and all claims related to Ocwen’s transfer of service referrals and services to providers other than Altisource.
Based on public filings, we believe one of our shareholders holding more than 5% of our common stock has a direct or indirect material interest in Altisource.
OAKTREE RELATIONSHIP
We established a strategic alliance with Oaktree in 2020 to support refinancing our corporate debt and help advance our growth initiatives. The Oaktree relationship includes the launch of an MSR investment vehicle to scale up our servicing business in a capital efficient manner and investments in our debt and equity.
On December 21, 2020, we entered into the Transaction Agreement with Oaktree to form a joint venture for the purpose of investing in GSE MSRs subserviced by PMC. Effective with the closing of the transaction on May 3, 2021, Oaktree and Ocwen hold 85% and 15% interests in MAV Canopy, and agreed to invest equity up to $250.0 million over three years. As of December 31, 2021, the total members’ capital contributions to MAV Canopy amounted to $131.2 million, net of distributions, or approximately 52% of capacity. We are currently discussing with Oaktree a potential upsize of the capital commitment to MAV.
Pursuant to an agreement with Oaktree executed on February 2021, we issued to Oaktree in a private placement $285.0 million of Ocwen senior secured notes in two separate tranches. The initial tranche of $199.5 million senior secured notes was completed on March 4, 2021 and the additional $85.5 million tranche was completed following the launch of the MSR joint venture on May 3, 2021. In addition:
•On March 4, 2021, we issued 1,184,768 warrants to Oaktree to purchase shares of our common stock equal to 12% of our then outstanding common stock at an exercise price of $26.82 per share, subject to anti-dilution adjustments.
•On May 3, 2021, we issued 261,248 warrants to Oaktree to purchase additional common stock equal to 3% of our then outstanding common stock at an exercise price of $24.31 per share, subject to anti-dilution adjustments.
•On May 3, 2021, we issued to Oaktree 426,705 shares, or 4.9% of our fully diluted outstanding common stock, or at a purchase price of $23.15 per share.
The net proceeds before expenses from the issuance to Oaktree of the initial tranche of senior secured notes and the warrants was $175.0 million (after $24.5 million of original issue discount) and was used, together with the proceeds from the additional debt financing, to repay in full an aggregate of $498 million of existing indebtedness, including Ocwen’s $185.0 million Senior Secured Term Loan, $21.5 million 6.375% senior unsecured notes due 2021 and $291.5 million 8.375% senior secured second lien notes due 2022. The net proceeds before expenses from the issuance to Oaktree of the additional tranche of senior secured notes and the warrants was approximately $75.0 million (after $10.5 million of original issue discount) and was used to fund our investment in the MSR joint venture and for general corporate purposes, including to accelerate the growth of our Originations and Servicing businesses.
In 2021 as part of the launch of the MSR joint venture, PMC entered into a number of definitive agreements with MAV, the licensed mortgage subsidiary of MAV Canopy which govern the terms of their business relationship, including a Subservicing Agreement, Joint Marketing Agreement and Recapture Agreement, and Administrative Services Agreement.
PMC has exclusive rights to subservice the MSR owned by MAV and is compensated with subservicing fees in accordance with the Subservicing Agreement. The Subservicing Agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. We are currently discussing with MAV certain amendments to the terms and conditions of the Subservicing Agreement and related agreements.
PMC entered into the following MSR sale transactions with MAV pursuant to certain MSR purchase and sale agreements in 2021:
•Sales of MSR portfolios to MAV in bulk transactions;
•Flow sales to MAV of certain MSRs PMC purchased from a GSE Cash Window program; and
•Flow sales to MAV of MSRs PMC recaptured from borrowers that were previously serviced on behalf of MAV. Under the Recapture Agreement, PMC sells the originated MSR for nil proceeds but retains the realized gain on loan sales.
These transactions accelerated the launch of MAV. At December 31, 2021, MAV’s servicing portfolio comprised $8.9 billion of MSRs acquired from unrelated third parties and $24.0 billion MSRs acquired from PMC.
These MSR sale transactions between PMC and MAV did not achieve sale accounting criteria due to the Subservicing Agreement termination restrictions. Although the servicer compensation is the same under the Subservicing Agreement, our financial statements reflect two distinct portfolios, depending on whether the MSRs were previously sold by PMC to MAV. PMC recognizes subservicing revenue from those MSRs MAV acquired from third parties. PMC recognizes servicing revenue together with MSR pledged liability expense for servicing fees PMC collects and remits to MAV as it relates to those MSRs sold by PMC to MAV.
See Note 11 — Investment in Equity Method Investee, Note 14 — Borrowings, and Note 16 — Stockholders’ Equity to the Consolidated Financial Statements for additional information.
USVI OPERATIONS
The majority of our USVI operations and assets were transferred to the U.S. during 2019 as a result of our legal entity simplification. Our current USVI operations mostly supports our Servicing segment, including a servicing call center for customer service and home retention.
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
During 2019, OLS merged into PMC. As a result of this reorganization, the majority of our USVI operations and assets were transferred to the U.S. We continue to maintain some operations in the USVI. However, it is possible that we may not be able to retain our qualifications for the EDC Benefits, or that our past and future EDC Benefits could be adversely impacted by our reorganization, or that changes in U.S. federal, state, local, territorial or USVI taxation statutes or applicable regulations may cause a reduction in or an elimination of the value of the EDC Benefits, all of which could result in an increase to our tax expense, including a loss of anticipated income tax refunds, and, therefore, adversely affect our financial condition and results of operations.
HUMAN CAPITAL RESOURCES
We believe the success of our organization is highly dependent on the quality and engagement of our human capital resources. Our workforce is dedicated to creating positive outcomes for homeowners, communities and investors through caring service and innovative solutions. We strive to develop a working environment and culture that fosters our company values:
•Integrity: Do What’s Right – Always
•Service Excellence: Consistently Delivering on Our Commitments
•People: Develop, Grow and Value All Employees
•Teamwork: Succeed Together as a Global Team
•Embracing Change: Value Innovation and New Thinking
We had a total of approximately 5,700 employees at December 31, 2021. Approximately 2,000 of our employees were employed in the U.S. and USVI, and approximately 3,700 of our employees were employed in our operations in India and the Philippines. Of our foreign-based employees, approximately 66% were engaged in our Servicing operations. Ocwen currently operates through a secure remote workforce model for approximately 95% of its global workforce due to the COVID-19 pandemic.
Our Board of Directors and executive leadership team places significant focus on our human capital resources through fostering and measuring employee engagement, committing to comprehensive Diversity, Equity, and Inclusion initiatives, and engaging with both internal and external groups and organizations to ensure that our culture enables employees to consistently demonstrate our company values. Important attributes of our human capital strategy include:
Diversity, Equity and Inclusion (DE&I). We are committed to be a globally diverse and inclusive workplace where every voice is heard. Diversity, inclusiveness and respect are integral parts of our culture and work environment. DE&I training for all employees and unconscious bias training for leaders are mandatory parts of our learning programs to increase awareness, and employees at all levels are annually evaluated on sustaining an inclusive work environment. The pillars of our diversity program are:
•Leadership: Embrace and foster a culture of inclusion throughout Ocwen and be held accountable for achieving diversity and inclusion goals and objectives.
•Workforce: Attract, develop, retain and advance the best and brightest from all walks of life and backgrounds at all levels of the organization.
•Vendor Diversity: Achieve a range of suppliers, vendors and service providers who align with our diversity and inclusion strategies.
•Community Engagement: Ensure that Ocwen has a significant presence in and supports a core group of diverse, community-based organizations and philanthropies.
As of December 31, 2021, 48% of our employees globally are women, and 33% of our U.S. leadership roles (Director and above) are filled by women. 62% of our U.S. employees are women and 45% are people of color. Our affinity groups like the Ocwen Global Women’s Network (OGWN), LEAP Black professionals network, FREE affinity group for LGBTQ+ employees and mentoring programs, when coupled with a culture of appreciation, help provide a comprehensive ecosystem for diversity to flourish.
Ocwen sponsors several organizations focused on under-represented groups, including the American Mortgage Diversity Council and the National Association of Minority Mortgage Bankers of America. We are also committed to hiring graduates from historically Black colleges and universities through the HomeFree-USA Center for Financial Advancement program.
Talent Development. We continue to foster an environment in which every team member has the opportunity to grow and achieve his or her professional goals, with support and encouragement. We regularly measure employee engagement – our employees’ pride, energy and optimism that fuels their effort – and implement action plans that respond to employee feedback. Our most recent employee survey indicated 84% favorable engagement levels. Our training platform focuses not only on the technical domain skills essential to role success, but includes competency-based programs to develop leadership capabilities and skills needed for the future. In 2021, our voluntary turnover was 16.8%. Succession planning occurs annually and is reviewed by the CEO and the Compensation and Human Capital Committee. Strategic talent reviews to identify, develop and promote top talent are part of our performance management processes. The Aspire mentoring program provides aspiring women leaders at mid-level with a platform to build skill, knowledge and expertise while achieving professional development goals through focused guidance and insight from a network of mentors.
Rewards. Our total rewards (compensation and benefits) programs are developed to attract, motivate and retain employees. They demonstrate the value the employee provides to the organization, are designed to be competitive to the marketplace, and connect directly to key business strategies. Our compensation programs, including salaries and short- and long-term incentives, are centered on our pay-for-performance philosophy, aligning the interests of employees and stakeholders by rewarding both individual and overall company performance. Ocwen’s health and welfare benefit programs strive to keep employees productive and engaged at work by serving the total well-being of employees and their families. We are committed to and regularly evaluate our practices to ensure pay is fair and equitable, and competitive to the marketplace.
Environmental, Social and Corporate Governance (ESG) Practices and Corporate Sustainability
Our Board of Directors and our management are committed to ensuring Ocwen has responsible practices to address the needs of its customers, employees and the communities it serves. Our comprehensive approach to ESG and corporate sustainability is detailed in our report “Environmental, Social and Corporate Governance (ESG) and Corporate Sustainability” on our website at www.ocwen.com in the “Shareholders” section under “Corporate Governance.” Our approach is represented by the following policies and programs:
Policy on non-discrimination. Ocwen’s non-discrimination policy provides equal employment opportunities for all qualified individuals without discrimination based upon the following legally protected characteristics: race, religious creed, color, national origin, ancestry, physical or mental disability, medical condition, genetic information, marital status (including registered domestic partnership status), sex (including pregnancy, childbirth, lactation and related medical conditions), gender (including gender identity and expression), age (40 and over), sexual orientation, Civil Air Patrol status, military and veteran status and any other consideration protected by federal, state or local law (collectively referred to as “protected characteristics”). Underlying this policy is Ocwen’s culture and values, including employees’ rights to be free from unlawful discrimination, and its commitment to providing a safe, secure and productive work environment.
Ocwen’s hiring, salary administration, promotion and transfer policies are based solely on job requirements, job performance and job-related criteria. In addition, every effort is made to ensure that Ocwen’s personnel policies and practices (including those relating to compensation, benefits, transfer, retention, termination, training and self-development opportunities, as well as social and recreational programs) are administered without discrimination on the basis of any legally protected characteristic.
Promoting equal opportunity and diversity. Ocwen is committed to providing equal opportunity in all areas of employment, compensation, training and promotion. Company policies prohibit discrimination of any form in all of the locations in which Ocwen operates. Ocwen strives to foster an environment in which all stakeholders can participate and contribute to the success of the organization’s enterprise, taking full advantage of the collective sum of individual differences, life experiences, inventiveness, self-expression and unique capabilities, knowledge and talent. Our Diversity, Equity and Inclusion Council meets quarterly to review progress related to the Ocwen’s Diversity, Equity and Inclusion Roadmap. Diversity, Equity and Inclusion updates are provided to the Executive Leadership Team on a monthly basis and to the Board of Directors as necessary. Ocwen’s Global Diversity, Equity and Inclusion Policy is reviewed on an annual basis and diversity training is mandatory for all employees globally. Additionally, all leaders are required to complete a training course on Unconscious Bias, and Diversity and Inclusion goals are incorporated into annual performance evaluations for all managers.
In 2017, Ocwen formed the Ocwen Global Women’s Network (OGWN), an affinity group whose mission is to support recruitment, development and retention initiatives for women across the organization. This affinity group serves as a sounding board for business insights, and supports the attainment of company goals in diversity, inclusion and talent development. Integrating Diversity, Equity and Inclusion into Ocwen’s culture is critical for our success and allows us to make the most of the full range of our talent. More than 2,300 employees are OGWN members. In 2021, Ocwen launched two new affinity groups, LEAP and FREE, that respectively foster a safe place, promote belonging and drive inclusion for Black and LGBTQ+ employees. LEAP stands for Leading with Education Action and Purpose and its mission is to educate Ocwen employees globally about Black culture and the Black experience to increase inclusion across the organization. LEAP also enhances the professional development of Black employees through formal and informal mentoring, networking, learning opportunities and leadership development. The mission of FREE, which stands for Freedom, Respect, Expression and Equality, is to create a safe, inclusive and affirming office climate that fosters professional and personal growth for employees of all genders and sexualities through education, advocacy, outreach and support. FREE promotes a fully equitable environment that is free of judgment and strives for knowledge, challenges barriers, and seeks to help and empower LGBTQ+ employees.

Ocwen tracks and monitors representation of women and people of color across the organization. As of December 31, 2021, 48% of our global workforce is made up of women. In the U.S., women make up 62% of our workforce and 33% of our leadership team at the Director level and above. Additionally, in the U.S., people of color make up 45% of our workforce and 18% of our leadership team at the Director level and above. We also take action to support the recruitment, development and retention of our diverse talent. These programs include requiring diverse candidates as part of our hiring process, tracking minority hiring, promotion, retention and representation at all levels, and assessing diverse talent as part of our succession planning.
Ocwen sponsors several organizations focused on under-represented groups, including the American Mortgage Diversity Council, Florida Association of Women Lawyers and the National Association of Minority Mortgage Bankers of America. We are also committed to hiring graduates from historically black colleges and universities through the HomeFree-USA Center for Financial Advancement program.
Pay equity is an important component of Ocwen’s employment value proposition, commitment to DE&I and legal and regulatory compliance. We regularly evaluate our performance management, merit increase incentive award and promotion processes for race and gender equality, and remediate any identified compensation gaps.
Commitment to Ethics. We have adopted a robust Code of Business Conduct and Ethics that applies to all employees and our Board of Directors, as well as an additional Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We provide multiple anonymous methods for any employee or other person to report a suspected ethical violation, including whistleblower complaints relating to accounting, internal controls, audit matters or securities law, and our policies prohibit retaliation against any person for making a good faith complaint. We also provide methods for interested individuals to contact the members of our Board of Directors and communicate directly with the Chair of our Audit Committee. Our General Counsel serves as our Chief Ethics Officer and works with members of our Internal Audit function to ensure every ethics complaint and communication to our Board is addressed in accordance with our company policies.
Dependent care and special leave. Ocwen’s benefits programs strive to keep employees productive and engaged at work by serving the total well-being of employees’ and their families’ physical, mental and financial health. Our comprehensive benefits plan includes company-sponsored medical, dental and vision; company-paid basic life, accident and disability coverage; 401(k) with company match; and supplemental group coverage for critical illness, accident, auto, home, pet, legal, identity protection, childcare/eldercare and tutoring. The medical plans include 100% coverage for all preventive care services and all generic preventive medications.
Our wellness programs offer incentives for completing preventive health screenings, participating in online and telephonic health coaching, improving or reaching targeted health scores, and increasing physical activity. Additionally, we provide employees with a comprehensive employee assistance program that includes virtual counseling, personalized health coaching for chronic conditions, diabetes and ergonomics, stress management and financial planning workshops, online guided meditation and yoga, and more. Ocwen also provides a generous paid time off (PTO) program to support employees’ need to rest and recharge. Our medical and family leave programs offer paid disability absences and paid parental/adoption leave, in addition to FMLA-required schedule flexibility and job security.
Training and development. Ocwen is committed to providing our employees with high quality training and learning experiences targeted to increase industry knowledge levels, improve process efficiency and promote personal growth, which in turn helps improve customer experience, reduce foreclosures and contribute to our success as an organization. Ocwen facilitates professional development through the lifecycle of employees through functional business training, regulatory and compliance training, and skill and competency development programs. We also provide individualized one-on-one coaching to help customer-facing staff guide customers to positive experiences. In addition to learning programs designed to build functional and leadership competency for all levels of leadership throughout the organization, Ocwen offers a Leadership Development Training curriculum specifically designed to prepare employees at the Supervisor level and above with the competencies to make them successful in their roles as leaders. Training courses are housed in our continuously reviewed and updated learning management system.
Community development. At Ocwen, we believe homeownership is an important part of achieving financial independence, and our philosophy in this regard is “helping homeowners is what we do.” This philosophy is what guides us in our commitment to the communities we serve. We organize a variety of community outreach programs and events with local and national organizations around the country to assist homeowners, particularly in communities of color. Our outreach events began during the 2008 mortgage crisis and have continued since then. At the onset of the pandemic in 2020, Ocwen shifted to a virtual borrower outreach model to assist struggling homeowners. We continued this model throughout 2021 and, in partnership with the NAACP, we hosted 52 virtual borrower outreach events across the country. In recognition of our efforts, Ocwen was named the 2021 External Partner of the Year by Neighborhood Housing Services of New York City for our focus on helping New York homeowners stay in their homes.

To better serve our communities, Ocwen created a Community Advisory Council in 2014, consisting of 15 leaders from a diverse group of national non-profit organizations, consumer advocacy groups and civil rights organizations, as a platform to collaborate and share ideas on how to help homeowners. Ocwen provides grants and sponsorship funding to a number of local and national nonprofit organizations each year, in support of the work they do to help distressed communities and homeowners. Since 2012, Ocwen has contributed over $25 million to these organizations.
Charitable activity. Ocwen continues to find meaningful ways to give back to the communities where we live and work. The charitable events at our office locations around the globe included distributing meals and supporting local food banks, helping economically disadvantaged children and at-risk youth, helping schools for hearing-impaired children, holding toy drives and back-to-school supply drives, helping the homeless, supporting victims of crimes, providing financial assistance to families impacted by cancer, making donations to first responders, helping communities impacted by the pandemic with donations and medical equipment, hosting blood drives through the American Red Cross and making donations to the Mortgage Bankers Association’s (MBA) Opens Doors Foundation to help families with a critically ill or injured child.
Responsible information security management. We believe Ocwen has a robust information security program in place to ensure the confidentiality, integrity and availability of data and information systems. Ocwen’s Board of Directors is briefed regularly on information security risks, which are managed by a combination of strong policies, appropriate tools and technologies and continuous people awareness. Ocwen’s cyber security controls utilize a layered defense-in-depth approach to thwart any attempts to compromise the integrity of the network. Our employees are provided regular training to identify, prevent and report cyber security risks and incidents. Our third-party risk management program evaluates and monitors our vendors’ information security practices, and all third-party vendors that process data on our behalf are required to maintain a documented information security program that meets our stringent security requirements. Ocwen’s cyber security preparedness is tested on a regular basis through a variety of assessments, including internal and external vulnerability assessments, penetration tests, incident response table top tests, breach readiness and response tests, among others.
Environmental Impact. Ocwen is committed to operating through a primarily remote working model for a significant majority of our workforce that requires only a small percentage of employees to commute to work on a daily basis. We expect this remote model will allow Ocwen to use significantly fewer natural resources in our facilities and generate fewer employee commute-related carbon emissions than a comparatively-sized business that does not operate remotely. We recycle office supplies at all U.S. facilities, and are in the process of converting our facilities to LED lighting. We have also implemented a digital mailroom process reducing the need for envelopes and shipping of documents between locations. In 2021, working with customers, we replaced over 3 million paper mailings through electronic notice delivery and process automations, reducing our carbon footprint by an average of 20-29 g of CO2 per mailing.
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
ITEM 1A.    RISK FACTORS
An investment in our common stock involves significant risk. We describe below material risks that management believes affect or could affect us. Understanding these risks is important to understanding any statement in this Annual Report and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described below together with all the other information included or incorporated by reference in this Annual Report before you make any decision regarding an investment in our common stock. If any of the following risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment. While the following discussion provides a description of material risks that could cause our results to vary materially from those expressed in public statements or documents, other factors besides those discussed within this Annual Report or elsewhere in other of our reports filed with or furnished to the SEC could also affect our business, financial condition, liquidity and results of operations.
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
Legal and Regulatory Risks
•Failure to operate our business in compliance with complex legal or regulatory requirements or contractual obligations, including those in response to the COVID-19 pandemic
•Adverse litigation outcomes with the CFPB or other legal matters
•Adverse changes to GSE and Ginnie Mae business models, initiatives and other actions
Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth, and the Economy
•Inability to execute our strategic plan to return to sustainable profitability or pursue business or asset acquisitions
•Inability to access capital to meet the financing requirements of our business, or noncompliance with our debt agreements or covenants
•Inability to obtain sufficient servicer advance financing necessary to meet the financing requirements due to increased delinquencies or forbearance plans
•Failure to satisfy current or future minimum net worth and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties
•Policies or regulations adopted by the GSEs or Ginnie Mae that may be more advantageous to our competitors’ business models than our own
•Inability to appropriately manage liquidity, interest rate and foreign currency exchange risks, including ineffective hedging strategies
•Inability to control decisions made by the management of MSR Asset Vehicle LLC which potentially impact the growth of our subservicing portfolio, funding for growth in our originations business and the profitability of our investment
•Economic slowdown or downturn, a capital market disruption, or a deterioration of the housing market, including but not limited to, in the states where we have some concentration of our business
•Inability to acquire additional profitable client relationships
•Inability to meet future advance financing obligations if NRZ were to fail to comply with its servicing advance obligations under the subservicing agreement
Operational Risks and Other Risks Related to Our Business
•Disruption in our operations or technology systems due to the failure or disagreements of our service providers to fulfill their obligations under their agreements with us, including but not limited to Black Knight Financial Services, Inc. (Black Knight)
•Failure by us or our vendors to adequately update technology systems and processes, interruption or delay in our or our vendors’ operations due to cybersecurity breaches or system failures, and resulting economic loss or regulatory penalties
•Adverse changes in political or economic stability or government policies in the U.S., India, the Philippines or the USVI
•Disruption in our operations and reduced profitability in our servicing operations as a result of severe weather or natural disaster events
•Material increase in loan put-backs and related liabilities for breaches of representations and warranties regarding sold loans or MSRs
•Heightened reputational risk due to media and regulatory scrutiny of companies that originate and securitize reverse mortgages
•Incurrence of losses by our captive reinsurance entity from catastrophic events, particularly in areas where a significant portion of the insured properties are located
•Incurrence of litigation costs and related losses if the validity of a foreclosure action is challenged by a borrower or if a court overturns a foreclosure
•Failure to maintain minimum servicer ratings and impairment of our ability to sell or fund servicing advances, access financing, consummate future servicing transactions, and maintain our status as an approved servicer by the GSEs
•Volatility of our earnings due to MSR valuation changes, financial instrument valuation changes and other factors

•Loss of the confidence of investors and counterparties if we fail to reasonably estimate the fair value of our assets and liabilities or our internal controls over financial reporting are found to be inadequate
•Uncertainty or adverse impacts resulting from the replacement of LIBOR with an alternative reference rate
Tax Risks
•Changes in tax law and interpretations and tax challenges
•Failure to retain or collect the tax benefits provided by the USVI, or certain past income becoming subject to increased United States federal income taxation
•Inability to utilize our net operating losses carryforwards and other deferred tax assets due to “ownership change” as defined in Section 382 of the Internal Revenue Code or other factors
Risks Relating to Ownership of Our Common Stock
•Substantial volatility in our common stock price
•The vote by large shareholders of their shares to influence matters requiring shareholder approval in a way that management does not believe represents the best interests of all shareholders
•The issuance of additional securities authorized by the board of directors that causes dilution and depresses the price of our securities
•Future offerings of debt securities that are senior to our common stock in liquidation, or equity securities that are senior to our common stock in respect of liquidation and distributions
•Certain provisions in our organizational documents and regulatory restrictions may make takeovers more difficult, and significant investments in our common stock may be restricted
Legal and Regulatory Risks
The business in which we engage is complex and heavily regulated. If we fail to operate our business in compliance with both existing and future regulations, our business, reputation, financial condition or results of operations could be materially and adversely affected.
Our business is subject to extensive regulation by federal, state, local and foreign governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. See the next risk factor below for additional detail concerning these regulatory settlements. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
In the current regulatory environment, we have faced and expect to continue to face heightened regulatory and public scrutiny as an organization as well as stricter and more comprehensive regulation of the entire mortgage sector. We must devote substantial resources to regulatory compliance, and we incurred, and expect to continue to incur, significant ongoing costs to comply with new and existing laws and governmental regulation of our business. If we fail to effectively manage our regulatory and contractual compliance, the resources we are required to devote and our compliance expenses would likely increase. Any significant delay or complication in fulfilling our regulatory commitments and resolving remaining legacy matters may jeopardize our ability to return to sustainable profitability.
We must comply with a large number of federal, state and local consumer protection and other laws and regulations including, among others, the CARES Act, the Dodd-Frank Act, the TCPA, the Gramm-Leach-Bliley Act, the FDCPA, RESPA, TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state laws pertaining to licensing, general mortgage origination and servicing practices and foreclosure and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced. In addition, we must maintain an effective corporate governance and compliance management system. See “Business - Regulation” for additional information regarding our regulators and the laws that apply to us.

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
Failure or alleged failure to comply with the terms of our regulatory settlements or applicable federal, state and local consumer protection laws, regulations and licensing requirements could lead to any of the following:
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
In recent years, the general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential mortgage lenders and servicers. The CFPB continues to take a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been active, as have other regulatory organizations such as the MMC, a multistate coalition of various mortgage banking regulators. In addition to their traditional focus on licensing and examination matters, certain regulators make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness, and risk and compliance management. We must endeavor to work cooperatively with our regulators to understand all their concerns if we are to be successful in our business.
The CFPB and state regulators have also increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as the discontinuation of LIBOR, communications from debt collectors and the ability of borrowers to repay mortgage loans, including in relation to COVID-19. See below as well as Business - Regulation for additional information regarding the rules, regulations and legislative developments most pertinent to our operations.
Presently, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the federal regulatory environment generally. Such actions could impact the industry generally or us specifically, could impact our relationships with other regulators, and could adversely impact our business and limit our ability to reach an appropriate resolution with the CFPB, as described in the next risk factor.
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
Finally, the regulations and requirements to which we are subject have been changing rapidly as the GSEs, Ginnie Mae, the United States Treasury Department and state regulators have responded to the COVID-19 pandemic. In March 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. Multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 have been issued by states, agencies and regulators. In addition, the CFPB promulgated certain amendments to RESPA (Regulation X) that became effective on August 31, 2021 and that impose additional COVID-19-related requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures before January 1, 2022. The requirements described above vary across jurisdiction, may conflict in some circumstances, can be complex to interpret and implement, and could cause us to incur additional expense. If we are unable to comply with, or face allegations that we are in breach of, applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties, and restrictions on our business. In addition, we could face litigation and reputational damage. Any of these risks could have a material adverse impact on our business, financial condition, liquidity and results of operations. As the COVID-19 pandemic continues and new variants of the virus emerge, there may be a further increase in regulations, which could exacerbate these risks and their adverse impacts.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, and handling of customer complaints. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. In April 2021, following the filing of motions by the parties and a number of procedural developments, the court entered final judgment in our favor and closed the case. The CFPB thereafter filed a notice of appeal. Oral argument before the Eleventh Circuit occurred on February 10, 2022. Appellate briefing concluded August 26, 2021, and oral argument before the Eleventh Circuit occurred on February 10, 2022. While we believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves, the outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations. We expect the CFPB to resume its supervision activities of Ocwen upon conclusion of this matter.
State Licensing and State Attorneys General
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2021. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we were in compliance with the applicable net worth requirements. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition.
In April 2017 and shortly thereafter, mortgage and banking regulatory agencies from 29 states and the District of Columbia took regulatory actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. These regulatory actions generally took the form of orders styled as “cease and desist orders” and prohibited a range of actions relating to our lending and servicing activities. In addition, the Florida Attorney General and the Florida Office of Financial Regulation brought a lawsuit on similar grounds, as did the Massachusetts Attorney General. In resolving these matters, we entered into agreements containing restrictions and commitments with respect to the operation of our business and our regulatory compliance activities, including restrictions and conditions relating to acquisitions of MSRs, a transition to an alternate loan servicing system from the REALServicing system, engagement of third-party auditors, escrow and data testing, loss mitigation solicitations, error remediation, and financial condition reporting. We also provided certain borrower financial remediation and made payments to state regulators and attorneys general.

We have incurred significant costs complying with the terms of these settlements. To the extent that legal or other actions are taken against us by regulators or others with respect to matters, they could result in additional costs or other adverse impacts and could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
In January 2018, prior to our acquisition of PHH, PMC entered into a settlement agreement with the MMC and consent orders with certain state attorneys general to resolve and close out findings of an MMC examination of PMC’s legacy mortgage servicing practices. Under the terms of these settlements, PMC agreed to comply with certain servicing standards, to conduct testing of compliance with such servicing standards for a period of three years, and to report to the MMC regarding the same. We believe we complied with these obligations, and the three-year period has ended.
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
Other Matters
On occasion, we engage with agencies of the federal government on various matters, including the Department of Justice, the Office of Inspector General of HUD, Special Inspector General for the Troubled Asset Relief Program (SIGTARP) and the VA Office of the Inspector General. In addition to the expense of responding to subpoenas and other requests for information from such agencies, in the event that any of these engagements result in allegations of wrongdoing by us, we may incur fines or penalties or significant legal expenses defending ourselves against such allegations.
In the past, we have entered into significant settlements with the NY DFS, the CA DFPI, and the 2013 Ocwen National Mortgage Settlement which involved payments of significant monetary amounts, monitoring by third-party firms for which we were financially responsible and other restrictions on our business. While we are not currently subject to active monitorships under these settlements, we remain obligated to comply with the commitments made to our regulators and if we violate those commitments one or more of these entities could take regulatory action against us. Any future settlements or other regulatory actions against us could have a material adverse impact on our business, reputation, operating results, liquidity and financial condition will be adversely affected.
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
Our regulatory settlements and public allegations regarding our business practices by regulators and other third parties may affect other regulators’, rating agencies’ and creditors’ perceptions of us. As a result, our ordinary course interactions with regulators may be adversely affected. We may incur additional compliance costs and management time may be diverted from other aspects of our business to address regulatory issues. It is possible that we may incur additional fines or penalties or even that we could lose the licenses and approvals necessary to engage in our servicing and lending businesses. In addition, certain regulators make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management, which could require us to incur additional expense or which could result in the imposition of additional requirements such as liquidity and capital requirements or restrictions on business conduct such as engaging in stock repurchases. To the extent that rating agencies or creditors perceive us negatively, our servicer or credit ratings could be adversely impacted and our access to funding could be limited.

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
HMDA requires financial institutions to report certain mortgage data in an effort to provide the regulators and the public with information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The data points include information related to the loan applicant/borrower (e.g., age, ethnicity, race and credit score), the underwriting process, loan terms and fees, lender credits and interest rate, among others. The scope of the information available to the public could increase fair lending regulatory scrutiny and third-party plaintiff litigation, as the changes will expand the ability of regulators and third parties to compare a particular lender to its peers in an effort to determine differences among lenders in certain demographic borrower populations. We have devoted, and continue to devote, significant resources to establishing and maintaining systems and processes for complying with HMDA on an ongoing basis. If we are not successful in capturing and reporting the new HMDA data, and analyzing and correcting any adverse patterns, we could be exposed to regulatory actions and private litigation against us, we could suffer reputational damage and we could incur losses, any of which could materially and adversely impact our business, financial condition and results of operations.
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

Violations of fair lending and/or servicing laws could negatively affect our business.
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
Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth and the Economy
Our strategic plan to return to sustainable profitability may not be successful.
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely manner is critical to our ability to operate our business successfully.
Historical losses significantly eroded stockholders’ equity and weakened our financial condition. We established a set of key initiatives to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment, and generated net income in 2021. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Business Initiatives.
There can be no assurance that we will continue to successfully execute on these initiatives, or that even if we do execute on these initiatives we will be able to return to sustained profitability. In addition to successful operational execution of our key initiatives, our success will also depend on market conditions and other factors outside of our control, including continued access to capital. If we continue to experience losses, our share price, business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.

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
•changes in interest rates or other drivers that affect the value of pledged collateral;
•corporate credit and servicer ratings from rating agencies;
•limitations on borrowing under our MSR and advance facilities and mortgage loan warehouse facilities due to structural features in these facilities and the amount of eligible collateral that is pledged; and
•revenue opportunities including products not currently supported in the financing market.
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
Our advance financing facilities are comprised of (i) revolving notes issued to large financial institutions that generally have a revolving period of 12 months, and (ii) term notes issued to institutional investors with two-year revolving periods. At December 31, 2021, we had $512.3 million outstanding under these facilities. The revolving periods for our advance financing facilities end in June and August 2022.
In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, we would no longer have access to available borrowing capacity and repayment of the outstanding balances on the revolving and term notes must begin at the end of the applicable revolving period and end of the term, respectively. In addition, we use mortgage loan warehouse facilities to fund newly originated loans, HECM tails, buyouts and a number of other assets on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have maximum terms of 364 days, and similar to the revolving notes in the advance financing facilities, they are typically renewed, replaced or extended annually. At December 31, 2021, we had $1.09 billion outstanding under these warehouse financing arrangements, all under agreements maturing in 2022.
In 2019, we entered into three separate MSR financing arrangements related to loans we service for (i) Fannie Mae and Freddie Mac, (ii) Ginnie Mae, and (iii) private investors (PLS MSRs). The Fannie Mae/Freddie Mac and Ginnie Mae facilities were provided through bank financing and had total capacity of $350.0 million and $150.0 million and borrowed amounts of $317.5 million and $131.7 million, respectively at December 31, 2021. The PLS MSR financing was issued to capital markets investors as an amortizing note structure with an initial principal amount of $100.0 million. The Fannie Mae/Freddie Mac and Ginnie Mae facilities terminate in June 2022 and February, 2022, respectively, and the PLS MSR facility matures in November 2024.  In 2021, we entered into a facility which includes a $135.0 million term loan and a $285.0 million revolving loan secured by a lien on our Agency MSRs. The term loan and revolving loan terminate in June 2023 and June 2026, respectively. MSR financing is dependent on investor appetite and conditions in the capital markets, among other factors. As a result, MSR financing may not be readily available to finance the growth of our portfolio, or at rates and terms that may not be favorable to our business.
Our MSR financing facilities provide funding based on an advance rate of MSR value that is subject to periodic mark-to-market valuation adjustments. In the normal course, MSR value is expected to decline over time due to run off of the loan balances in our servicing portfolio. As a result, we anticipate having to repay a portion of our MSR debt over a given time period. The requirements to repay MSR debt including those due to unfavorable fair value adjustment attributable to interest rates or other factors may require us to allocate a substantial amount of our available liquidity or future cash flows to meet these requirements. To the extent we are unable to generate sufficient cash flows from operations to meet these requirements, we may be more constrained to invest in our business and fund other obligations, and our business, financing activities, liquidity, financial condition and results of operations will be adversely affected.
We currently plan to renew, replace or extend all of the above debt agreements consistent with our historical experience. There can be no assurance that we will be able to renew, replace or extend all our debt agreements on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business.
Our debt agreements contain various qualitative and quantitative covenants, including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse effect or material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies.
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
As a result of our servicing and loan origination activities, we are subject to minimum net worth and liquidity requirements established by state regulators, GSEs, Ginnie Mae, lenders, and other counterparties. Losses incurred in prior years have eroded our net worth. In addition, we must structure our business so each licensed entity satisfies the net worth and liquidity requirements applicable to it, which can be challenging.
The minimum net worth and liquidity requirements to which our licensed entities are subject vary by state and type of license. We must also satisfy the minimum net worth and liquidity requirements of the GSEs and Ginnie Mae in order to maintain our approved status with such agencies and the minimum net worth and liquidity requirements set forth in our agreements with our lenders.
Minimum net worth requirements and liquidity are generally calculated using specific adjustments that may require interpretation or judgment. Changes to these adjustments have the potential to significantly affect net worth and liquidity calculations and imperil our ability to satisfy future minimum net worth and liquidity requirements. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2021. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we are in compliance with the applicable net worth requirements. If we fail to satisfy minimum net worth requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae, or it could trigger a default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, financing activities, financial condition or results of operations.
In recent years, certain regulators and other entities have proposed increasing the financial requirements for non-bank mortgage servicers. For instance, in 2021, Ginnie Mae proposed an update to its eligibility requirements, and the Conference of State Bank Supervisors has released proposed state regulatory standards for non-bank mortgage servicers, both of which contained increased capital requirements. If Ginnie Mae increases its capital requirements, or if the proposed standards are adopted by state regulators, we may not be able to meet the minimum capital and liquidity or other requirements in these standards and could be forced to sell mortgage assets, alter our operations, or have regulatory action taken against us, any of which could have a material adverse effect on our business, financing activities, financial condition or results of operations.
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
At December 31, 2021, 86% and 66% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 93% and 100% of which are considered Level 3 valuations, including our MSR portfolio. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the securitization of reverse mortgage loans do not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
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
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business, including the requirement to make advances pursuant to our servicing agreements and the process of collecting and applying recoveries of advances. We are also exposed to liquidity risk due to potential accelerated repayment of our debt depending on the performance of the underlying collateral, including the fair value of MSRs, and certain covenants, among other factors. We are also exposed to liquidity and interest rate risk by our decision to originate and finance mortgage loans and the timing of their subsequent sales into the secondary market. Further, as discussed below, the derivative instruments that we have entered into in order to limit MSR fair value change exposure may require margin calls should the hedge instrument lose value. In general, we finance our operations through operating cash flows and various other sources of funding, including match funded borrowing agreements, secured lines of credit and repurchase agreements.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Servicing advances are among our more significant non-interest earning assets. At December 31, 2021, we had total advances of $772.4 million. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt at December 31, 2021 is at variable rates. Rising interest rates may increase our interest expense. Earnings on float balances partially offset these higher funding costs.
Our MSRs, which we carry at fair value, are subject to substantial interest rate risk, primarily because the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. A decrease in interest rates generally increases prepayment speeds and vice versa. An interest rate decrease could result in an array of fair value changes, the severity of which would depend on several factors, including the magnitude of the change, whether the decrease is across specific rate tenors or a parallel change across the entire yield curve, and impact from market-side adjustments, among others. Effective May 2021, management adopted a strategy of separately hedging our MSR portfolio and pipeline. The objective of our MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. However, as discussed below, there can be no assurance that our hedging strategy will be effective in partially mitigating our exposure to changes in fair value of our MSRs due to interest rate changes.
In our Originations business, we are exposed to interest rate risk and related price risk on our pipeline (i.e., interest rate loan commitments (IRLCs) and mortgage loans held for sale) from the commitment date up until the date the commitment is cancelled or expires, or the loan is sold into the secondary market. Generally, the fair value of the pipeline will decline in value when interest rates increase and will rise in value when interest rates decrease. Effective May 2021, we separately hedge our pipeline interest rate risk with traditional freestanding derivatives such as TBAs and forward sale contracts.
We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in the Philippines and India expose us to foreign currency exchange rate risk.
While we have established policies and procedures intended to identify, monitor and manage the risks described above, our risk management policies and procedures may not be effective. Further, such policies and procedures are not designed to mitigate or eliminate all of the risks we face. As a result, these risks could materially and adversely affect our business, financial condition and results of operations.
Our hedging strategy may not be successful in partially mitigating our exposure to interest rate risk.
Our hedging strategy may not be as effective as desired due to the actual performance of an MSR differing from the expected performance. While we actively track the actual performance of our MSRs across rate change environments, there is potential for our economic hedges to underperform. The underperformance may be a result of various factors, including the following: available hedge instruments have a different profile than the underlying asset, the duration of the hedge is different from the MSR, the convexity of the hedge is not proportional to the valuation change of the MSR asset, the counterparty with which we have traded has failed to deliver under the terms of the contract, or we fail to renew or adjust the hedge position in a timely or efficient manner.
Unexpected changes in market rates or secondary liquidity may have a materially adverse impact on the cash flow or operating performance of Ocwen. The expected hedge coverage profiled may not correlate to the asset as desired, resulting in poorer performance than had we not hedged at all. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategy and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.
Rising inflation may result in increased compensation and benefit expense and exacerbate pressures created by current labor market trends, increase the rates charged by vendors, and generally increase our operating costs, which could negatively impact our operations and financial results.
If recent trends in rising U.S. inflation rates continue, it may increase Ocwen’s costs of providing health insurance and other employee benefits, and increases in the cost of living may create upward pressure on wages. This pressure, combined with tightening labor markets resulting from elevated resignation rates among U.S. workers could increase the cost and difficulty of recruiting and retaining employees. In addition, inflation may increase the rates charged by our vendors and our operating expenses generally. Any of these risks could negatively impact our operations and financial results.

Growth of our subservicing portfolio and originations business, and the profitability of our investment in MAV, are partially dependent on decisions made by a third party which we do not control.
MAV is owned and managed by an intermediate holding company, MAV Canopy, which is controlled by a board of directors on which Ocwen has minority representation. As part of our agreements with MAV, Ocwen has agreed not to compete with MAV with respect to the purchase of certain GSE MSRs through specific channels. As a result of these arrangements, the growth of Ocwen’s GSE subservicing portfolio and originations business depends in part on MAV’s ability to successfully bid on MSRs and in turn on the pricing and valuation considerations underlying MAV’s bidding strategy. If, and to the extent, MAV were to have limited success acquiring MSRs, the growth of Ocwen’s subservicing portfolio and originations business could be negatively impacted. More broadly, MAV’s profitability depends on business, operating and financial strategies determined by the management of MAV Canopy, which Ocwen does not control. If MAV Canopy’s business, operating or financial strategies are not successful, Ocwen’s 15% investment or returns on its investment, which as of December 31, 2021 amounted to $23.3 million, could be reduced or we may be required to contribute additional capital.
GSE and Ginnie Mae initiatives and other actions may affect our financial condition and results of operations.
Due to the significant role that the GSEs play in the secondary mortgage market, new initiatives and other actions that they may implement could become prevalent in the mortgage servicing industry generally. To the extent that FHFA and/or the GSEs implement reforms that materially affect the market not only for conventional and/or government-insured loans but also the non-qualifying loan markets, such reforms could have a material adverse effect on the creation of new MSRs, the economics or performance of any MSRs that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements. Further, to the extent a GSE or Ginnie Mae proposal or requirement impacts our business model differently than our competitors’, we may face a competitive disadvantage.
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
NRZ is our largest servicing client, accounting for 21% of the UPB and 31% of the loan count in our servicing portfolio as of December 31, 2021. On February 20, 2020, we received a notice of termination from NRZ with respect to the legacy PMC subservicing agreement and completed the deboarding of those loans on October 1, 2020. It is possible that NRZ could exercise its rights to terminate for convenience or opt not to renew some or all of the legacy Ocwen servicing agreements.
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
Because of the large percentage of our servicing business that is represented by the legacy Ocwen agreements with NRZ, if NRZ exercised all or a significant portion of its rights to decline to continue doing business with us we anticipate that we would need to substantially restructure many aspects of our servicing business as well as the related corporate support functions to address our smaller servicing portfolio, assuming we were unable to replenish the portfolio at a pace commensurate to the schedule of the transfer of the servicing.
If NRZ were to fail to comply with its servicing advance obligations under its agreements with us, it could materially and adversely affect us.
Under the Rights to MSRs agreements, NRZ is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2021, such servicing advances made by NRZ were approximately $484.2 million. However, under the Rights to MSRs structure, we are contractually required under our servicing agreements with the RMBS trusts to make the relevant servicing advances even if NRZ does not perform its contractual obligations to fund those advances. Therefore, if NRZ were unable to meet its advance financing obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing operations.
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
Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across various parts of our business. These transactions often must adhere to the terms of a complex set of legal and regulatory standards, as well as the terms of our servicing and other agreements. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. For example, in the area of borrower correspondence, in 2014, problems were identified with our letter dating processes such that erroneously dated letters were sent to borrowers, which damaged our reputation and relationships with borrowers, regulators, important counterparties and other stakeholders. Because in an average month we send over 2 million communications, a process problem such as erroneous letter dating has the potential to negatively affect many parts of our business and have widespread negative implications.
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
We are dependent on Black Knight and other vendors, service provider and other contractual counterparties for much of our technology, business process outsourcing and other services.
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors, including Black Knight, Altisource and other vendors for a number of key services to operate our business effectively and in compliance with applicable regulatory and contractual obligations, and on banks, NRZ and other financing sources to finance our business.
We use the Black Knight MSP servicing system pursuant to a seven-year agreement with Black Knight expiring in 2026, and we are highly dependent on the successful functioning of it to operate our loan servicing business effectively and in compliance with our regulatory and contractual obligations. It would be difficult, costly and complex to transfer all of our loans to another servicing system in the event Black Knight failed to perform under its agreements with us and any such transfer would take considerable time. Any such transfer would also likely be subject us to considerable scrutiny from regulators, GSEs, Ginnie Mae and other counterparties.
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
Disruptions and failures of our systems or those of our vendors may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations. The secure transmission of confidential information over the Internet and other electronic distribution and communication systems is essential to our maintaining consumer confidence in certain of our services. We have programs in place to detect and respond to security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. While none of the cybersecurity incidents that we have experienced to date have had a material adverse impact on our business, financial condition or operations, a recent cybersecurity incident involving one of our vendors briefly impacted our operations, and we cannot assure that future incidents will not materially and adversely impact us.
Security breaches, computer viruses, phishing attacks, worms, cyberattacks, ransomware, hacking and other acts of vandalism are increasing in frequency and sophistication, and could result in a compromise or breach of the technology that we or our vendors use to protect our borrowers’ personal information and transaction data and other information that we must keep secure. Our financial, accounting, data processing or other operating systems and facilities (or those of our vendors) may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyberattack, a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process transactions or otherwise operate our business. If one or more of these events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks. Any failure, interruption or breach in our cyber security could result in reputational harm, disruption of our customer relationships, or an inability to originate and service loans and otherwise operate our business. Further, any of these cyber security and operational risks could expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Approximately 3,200, or 56%, of our employees as of December 31, 2021 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
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
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the Philippines, the USVI and Florida. Approximately 3,200, or 56%, of our employees as of December 31, 2021 are located in India. In recent years, severe weather events caused disruptions to our operations in India, the Philippines, and the USVI and we incurred expense resulting from the evacuation of personnel and from property damage. In addition, employees located in Pennsylvania, New Jersey and Texas have been impacted by severe weather events in recent years, including as a result of power failures due to such events which temporarily prevented some remote employees from working. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business, including the cost of evacuation and repairs. As the frequency of severe weather events continues to increase in connection with rising global temperatures and other climatic changes, interruptions to our business operations may become more frequent and costly, and future weather events could have a significant adverse effect on our business and results of operations.

If a rise in severe weather events increases the proportion of borrowers facing financial hardship, our servicing operations and financial condition could be negatively impacted.
Certain regions of the United States have experienced an increase in the frequency and severity of significant weather events during the last decade, resulting in costly property repairs and rising homeowner’s insurance costs. To the extent borrowers living in impacted areas experience a financial hardship and become unable to meet their mortgage obligations or choose to abandon severely damaged property, our servicing operations will become more costly due to the increased expense of servicing delinquent mortgages and managing REO property. While we have programs in place to assist homeowners negatively impacted by weather events and other emergencies, we cannot guarantee that these programs would mitigate impacts to all borrowers. Consequently, if the frequency and severity of weather events continues to increase and the regions subject to extreme weather continue to expand, the results of our servicing operations and financial condition could be significantly impacted.
A significant portion of our business is in the states of California, Texas, Florida, New York and New Jersey, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in those states.
A significant portion of the mortgage loans that we service and originate are secured by properties in California, Texas, Florida, New York and New Jersey. Any adverse economic conditions in these markets, including a downturn in real estate values, could increase loan delinquencies. Delinquent loans are more costly to service and require us to advance delinquent principal and interest and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We could also be adversely affected by business disruptions triggered by natural disasters or acts or war or terrorism in these geographic areas.
Reinsuring risk through our captive reinsurance entity could adversely impact our results of operation and financial condition.
If our captive reinsurance entity incurs losses from a severe catastrophe or series of catastrophes, particularly in areas where a significant portion of the insured properties are located, claims that result could substantially exceed our expectations, which could adversely impact our results of operation and financial condition. An increase in the frequency with which severe weather events occur in the United States would increase the risk of adverse impacts on our captive reinsurance business.
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
We have exposure to representation, warranty and indemnification obligations relating to our Originations business, including lending, sales and securitization activities, and in certain instances, we have assumed these obligations on loans we service. Our contracts with purchasers of originated loans generally contain provisions that require indemnification or repurchase of the related loans under certain circumstances. While the language in the purchase contracts varies, such contracts generally contain provisions that require us to indemnify purchasers of loans or repurchase such loans if:
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
At December 31, 2021, we had outstanding representation and warranty repurchase demands related to 288 loans of $52.5 million total UPB.
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
On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. However, for U.S. dollar LIBOR, the date has been deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021 and that beginning January 1, 2022, renewals of existing contracts should provide for the replacement of U.S. dollar LIBOR with an alternative reference rate. Our debt agreements that presently reference LIBOR provide that upon LIBOR’s phase out, the applicable lender may select the replacement rate at its sole discretion. While under some agreements, the lender’s choice of replacement rate must be reasonable and/or market-based, under other agreements, our only option if we disagree with the lender’s benchmark rate will be to terminate the agreement, which could be difficult due to our reliance on the source of funding or for other reasons.
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
Tax Risks
Changes in tax laws and interpretation and tax challenges may adversely affect our financial condition and results of operations.
The enactment of Federal Tax Reform has had, and is expected to continue to have, far reaching and significant effects. Further, U.S. tax authorities may at any time clarify and/or modify by legislation, administration or judicial changes or interpretation the income tax treatment of corporations. Such changes could adversely affect us.
In the course of our business, we are sometimes subject to challenges from taxing authorities, including the IRS, individual states, municipalities, and foreign jurisdictions, regarding amounts due. These challenges may result in adjustments to the timing or amount of taxable income or deductions, the allocation of income among tax jurisdictions, or the rate of tax imposed in such jurisdiction, all of which may require a greater provision for taxes or otherwise adversely affect our financial condition and results of operations.
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
As of December 31, 2021, Ocwen had U.S. federal and USVI net operating loss (NOL) carryforwards of approximately $256.9 million, which we estimate to be worth approximately $53.9 million to Ocwen under our present assumptions related to Ocwen’s various relevant jurisdictional tax rates as a result of recently passed tax legislation (which assumptions reflect a significant degree of uncertainty). As of December 31, 2021, Ocwen had state NOL and state tax credit carryforwards which we estimate to be worth approximately $70.7 million, and foreign tax credit carryforwards of $0.2 million in the U.S. jurisdiction. As of December 31, 2021, Ocwen had disallowed interest under Section 163(j) of $162.0 million in the U.S. jurisdiction. NOL carryforwards, Section 163(j) disallowed interest carryforwards and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur as measured under Section 382. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize our NOLs, tax credit carryforwards, deductions and/or certain built-in losses. If it is determined that an ownership change(s) has occurred, there may be annual limitations under Sections 382 and 383 (or comparable provisions of foreign or state law).
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
The market price of our shares of common stock has been, and may continue to be, volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2021 between $22.70 per share and $40.59 per share, and the closing stock price on February 22, 2022 was $34.27 per share. Therefore, the volatility in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory or legal actions, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including, but not limited to those set forth under this Item 1.A. Risk Factors .
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
In connection with the issuance of our senior secured notes in March 2021 and the creation of MAV in May 2021, we issued Oaktree 4.9% of our then outstanding common shares, as well as warrants to purchase an additional 15% of our then outstanding shares. Based on SEC filings, we believe Oaktree has purchased additional shares on the open market and now holds approximately 8% of our outstanding shares. In addition, based on SEC filings, Deer Park Road Management Company, LP and certain other shareholders also own or control significant amounts of our common stock. These large shareholders each have the ability to vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders. As a result, these shareholders could influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of directors. For instance, we held a special meeting of shareholders in November 2018 in order to implement an amendment to our articles of incorporation that management believed was necessary to help us preserve certain tax assets, but in part due to the fact that we did not receive the vote of several large shareholders, the proposal was not adopted by our shareholders. If, in the future, situations arise in which management and certain large shareholders have divergent views, we may be unable to take actions management believes to be in the best interests of Ocwen.
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
Our amended and restated articles of incorporation provide that the total number of shares of all classes of capital stock that we have authority to issue is 33.3 million, of which 13.3 million are common shares and 20.0 million are preferred shares. Our board of directors has the authority, without a vote of the shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares could delay or prevent a change in control. Since our board of directors has the power to establish the preferences and rights of the preferred shares without a shareholder vote, our board of directors may give the holders of preferred shares preferences, powers and rights, including voting rights, senior to the rights of holders of our common shares. In addition, our bylaws include provisions that, among other things, require advance notice for raising business or making nominations at meetings, which could impact the ability of a third party to acquire control of us or the timing of acquiring such control.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Ocwen Financial Corporation is headquartered in West Palm Beach, Florida, at 1661 Worthington Road, Suite 100. We have offices and facilities in the United States, the USVI, India and the Philippines, all of which are leased. The following table sets forth information relating to our principal facilities at December 31, 2021:

Location	Owned/Leased	Square Footage
Principal executive offices
West Palm Beach, Florida	Leased	51,546

Document storage and imaging facility
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Mt. Laurel, New Jersey (1)	Leased	483,896
Houston, Texas - Walters Road (2)	Leased	46,425
Rancho Cordova, California (3)	Leased	17,157
Houston, Texas - Richmond Avenue (4)	Leased	9,653
St. Croix, USVI (5)	Leased	6,096

Offshore facilities (5)
Bangalore, India (6)	Leased	87,233
Mumbai, India (7)	Leased	25,665
Pune, India (8)	Leased	3,826
Manila, Philippines	Leased	39,329

Former operations and support offices no longer utilized
Addison, Texas (9)	Leased	39,646

(1)The Mt. Laurel facility includes two buildings, one with 376,122 square feet of space supporting our servicing and lending operations, as well as our corporate functions. We ceased using 243,927 square feet as of the end of 2020. The second building has 107,774 square feet of space, all of which is subleased. The lease expires in December 2022.
(2)Primarily supports reverse servicing operations. This lease was assumed in connection with the MAM (RMS) transaction completed in October 2021 and expired in February 2022. On February 1, 2022, we entered into new agreements to lease 45,479 square feet for a term of five years.

(3)Primarily supports reverse lending operations. We downsized the existing facility to 17,157 square feet and extended the lease through August 2024.
(4)Primarily supports commercial and reverse servicing operations.
(5)Primarily supports servicing operations.
(6)We terminated our lease with respect to 41,373 square feet of the space in June 2021.
(7)We terminated the lease on our previous facility with 96,696 square feet and relocated to a managed service office in June 2021.
(8)We terminated our lease on the previous facility with 44,328 square feet and relocated to a managed service office in February 2021.
(9)The lease expires in 2025 and is currently being marketed for sublease.
We regularly evaluate current and projected space requirements, considering the constraints of our existing lease agreements and the expected scale of our businesses. We continue to operate through a secure remote workforce model for approximately 95% of our global workforce due to the COVID 19 pandemic. During 2021, we exited a total of 298,138 of leased square footage.
ITEM 3.    LEGAL PROCEEDINGS
See Note 24 — Regulatory Requirements and Note 26 — Contingencies to the Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.
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
Stock Return Performance
The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2016, with the cumulative total return on the stocks included in Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2016 and the reinvestment of all dividends.

$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Ocwen Financial Corporation
S&P 500 (1)
S&P Diversified Financials (1)

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Ocwen Financial Corporation	$100.00	$58.07	$24.86	$25.42	$35.76	$49.44
S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
S&P 500 Diversified Financials	$100.00	$123.33	$109.73	$134.80	$147.98	$198.70
(1)Copyright © 2021 S&P Dow Jones Indices. All rights reserved. S&P, S&P 500, S&P 500 LOW VOLATILITY INDEX, S&P 100, S&P COMPOSITE 1500, S&P 400, S&P MIDCAP 400, S&P 600, S&P SMALLCAP 600, S&P GIVI, GLOBAL TITANS, DIVIDEND ARISTOCRATS, S&P TARGET DATE INDICES, S&P PRISM, S&P STRIDE, GICS, SPIVA, SPDR and INDEXOLOGY are registered trademarks of S&P Global, Inc. (“S&P Global”) or its affiliates. DOW JONES, DJ, DJIA, THE DOW and DOW JONES INDUSTRIAL AVERAGE are registered trademarks of Dow Jones Trademark Holdings LLC (“Dow Jones”). These trademarks together with others have been licensed to S&P Dow Jones Indices LLC. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. This document does not constitute an offer of services in jurisdictions where S&P Dow Jones Indices LLC, S&P Global, Dow Jones or their respective affiliates (collectively “S&P Dow Jones Indices”) do not have the necessary licenses. Except for certain custom index calculation services, all information provided by S&P Dow Jones Indices is impersonal and not tailored to the needs of any person, entity or group of persons. S&P Dow Jones Indices receives compensation in connection with licensing its indices to third parties and providing custom calculation services. Past performance of an index is not an indication or guarantee of future results.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Number of Holders of Common Stock
On February 22, 2022, 9,208,312 shares of our common stock were outstanding and held by approximately 62 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales of equity securities during the year ended December 31, 2021 have been previously reported.
Purchases of Equity Securities by the Issuer and Affiliates
We did not repurchase any shares of our common stock during 2021 or through February 22, 2022.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts and unless otherwise indicated)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K generally discusses 2021 and 2020 items and provides year-to-year comparisons between 2021 and 2020. Discussions of year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
OVERVIEW
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing 1.4 million loans with a total UPB of $268.0 billion on behalf of more than 3,900 investors and 125 subservicing clients as of December 31, 2021. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel during 2021, compared with the volume of the prior years. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In 2021, we added $152.0 billion of new volume, with $55.1 billion MSR bulk acquisitions, $55.9 billion of new subservicing and $41.0 billion of non-bulk Originations volume, as further detailed in the below table.

$ In billions	UPB			$ Change
	Year Ended December 31st			2021 vs 2020	2020 vs 2019
	2021	2020	2019
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$2.4	$1.3	$0.7	$1.1	$0.7
Correspondent MSR (1)	16.6	5.7	0.5	10.9	5.2
Flow and Agency Cash Window MSR purchases (2)	20.4	15.1	0.9	5.3	14.2
Reverse mortgage servicing (3)	1.5	0.9	0.7	0.6	0.2
Total servicing	41.0	23.0	2.8	17.9	20.3
Bulk MSR purchases (2)	55.1	16.6	14.6	38.6	1.9
Total servicing additions	96.1	39.6	17.4	56.5	22.2
Subservicing additions (4)	55.9	17.8	12.7	38.2	5.1
Total servicing and subservicing UPB additions	$152.0	$57.4	$30.1	$94.7	$27.3
(1)Represents the UPB of loans that have been originated or purchased during the respective periods and for which we recognize a new MSR on our consolidated balance sheets upon sale or securitization.
(2)Represents the UPB of loans for which the MSR is purchased.
(3)Represents the UPB of reverse mortgage loans that have been securitized on a servicing retained basis. The loans are recognized on our consolidated balance sheets under GAAP without separate recognition of MSRs.
(4)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business, with $14.7 billion, $17.8 billion and $12.2 billion in the years 2021, 2020 and 2019, respectively.

In addition to interim subservicing, subservicing additions for 2021 in the table above include $14.3 billion in UPB of reverse mortgage loan subservicing and $9.4 billion of new subservicing on behalf of MAV. On October 1, 2021, in connection with the transaction with MAM (RMS) and its then parent, PMC became the subservicer for approximately 57,000 reverse mortgages, or approximately $14.3 billion in UPB pursuant to subservicing agreements with various clients, including MAM (RMS). Under the five-year subservicing agreement with MAM (RMS), we expect to add subservicing of approximately 60,000 reverse mortgage loans or approximately $13.1 billion in UPB upon boarding to our servicing platform in the first half of 2022, subject to investor approval. Furthermore, in the second quarter 2021, we launched our joint venture MSR investment with Oaktree with MAV purchasing approximately $9.4 billion GSE MSRs from unrelated third parties that PMC began subservicing in the third quarter of 2021.
The following table summarizes the average volume of our Servicing segment in 2021, compared with prior years. The average volume of Servicing is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans drives the gross revenue and expenses, and their timing. In 2021, we have increased our total average servicing portfolio by $47.2 billion, net of runoff, with large GSE MSR bulk acquisitions driving the growth of our owned MSR portfolio, and the new subservicing volume generated from our MSR investment joint venture with Oaktree through MAV and our reverse subservicing acquisition from MAM (RMS). In addition to runoff, the NRZ portfolio declined as a result of the termination by NRZ of the PMC servicing agreement resulting in the deboarding of loans with $34.2 billion of UPB in September and October 2020. The year 2021 established the foundation of a transformed servicing portfolio, with the significant addition of a high credit quality GSE MSR portfolio and the continued reduction of our non-Agency servicing through runoff, also reducing our concentration with NRZ servicing agreements.

$ in billions	Average UPB			$ Change
	Year ended December 31,			2021 vs 2020	2020 vs 2019
	2021	2020	2019
Owned MSR	$117.5	$71.3	$70.0	$46.3	$1.3
NRZ	61.4	74.8	125.1	(13.4)	(50.2)
MAV	9.1	—	—	9.1	—
Subservicing	24.7	45.5	31.2	(20.7)	14.2
Reverse mortgage loans (owned)	6.8	6.5	5.8	0.3	0.7
Commercial and other servicing	1.2	0.5	0.3	0.6	0.2
Total serviced and subserviced UPB (average)	$220.7	$198.6	$232.4	$22.1	$(33.8)
As of December 31, 2021 and 2020, the total serviced and subserviced UPB amounted to $268.0 billion and $188.8 billion, respectively, a net increase of $79.2 billion or 42%.
Business Initiatives
We had established five key operating objectives to drive improved value for shareholders in 2021. As our near-term priority remains to return to sustainable profitability, we continue to execute our strategy around these objectives:
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
MAV and Oaktree Relationship
On May 3, 2021, we formally launched MAV, our MSR asset vehicle and entered into a number of definitive agreements with Oaktree. Oaktree and Ocwen committed 85% and 15%, respectively, to fund GSE MSR investments on a pro rata basis up to a total aggregate commitment of $250.0 million over a term of three years following closing (subject to extension). This joint venture is structured to provide Oaktree with MSR investment opportunities and returns, while providing PMC scale and incremental income through subservicing and recapture services. Additionally, PMC earns direct MSR investment income through its 15% ownership stake and carry interest on investment returns exceeding certain thresholds. Under the arrangement, MAV has a non-compete to purchase certain GSE MSRs through specific channels in cooperation with PMC. In addition, PMC must offer MAV the first opportunity to purchase GSE MSRs sold by PMC or its affiliates that meet certain criteria, which we refer to as the right of first offer. Both the non-compete and the right of first offer are subject to various restrictions and in effect until MAV has been fully funded, or, if earlier, in the case of the right of first offer, until May 3, 2024 (subject to extension by mutual consent). In exchange, PMC receives exclusive subservicing and recapture rights, subject generally to ongoing performance and financial standards.
During 2021, PMC recognized $17.1 million of total servicing and subservicing fees, including ancillary income, and remitted $12.2 million servicing fees (as Pledged MSR liability expense) under its agreements with MAV (refer to Note 8 — MSR Transfers Not Qualifying for Sale Accounting to the Consolidated Financial Statements for further description of the accounting for the MAV agreements). In addition, PMC recognized $3.6 million earnings in 2021 from its equity method investment in MAV Canopy.
COVID-19 Pandemic Update
Our financial performance in 2020 was affected by the Coronavirus Disease 2019 (COVID-19) pandemic and the associated historical decline in interest rates, mostly due to large losses on MSRs and lower revenue in our Servicing business, partially offset by the growth and profitability of our Originations business. Furthermore, the CARES Act allowed us to recognize income tax benefits in 2020 mostly due to the carryback of a portion of our prior net operating losses.
In 2021, our Servicing business continued to be impacted by the COVID-19 pandemic, with a large number of loans placed under forbearance and the moratorium on foreclosures and evictions. The collection and recognition of servicing fees and ancillary income related to forbearance loans continued to be delayed or reduced. In addition, our outreach activities with impacted borrowers have intensified to address extensions and exits of plans or to offer loan modifications. The foreclosure moratorium ended on July 31, 2021, and the eviction moratorium was extended through January 1, 2022 for foreclosed borrowers.
As of December 31, 2021, we managed 28,500 loans under forbearance (or 2.1% of our total portfolio), 6,800 of which related to our owned MSRs, or 1.1% of our owned MSR servicing portfolio (excluding NRZ and MAV), a reduction of 65% and 71%, respectively, compared to the prior year end. As of December 31, 2020, we managed 81,900 loans under forbearance, 23,100 of which related to our owned MSRs (excluding NRZ). During 2021, the number of loans under forbearance continued to trend down, as illustrated by the below chart of forbearance plans by investor for our owned MSR portfolio (excluding NRZ).

The decline in open plans of our owned MSR portfolio during 2021 is mostly driven by performing loans and pay-offs (excluding servicing transfers), as further illustrated below:

We outperformed the industry average as reported by the MBA relating to the percentage of borrowers with an Agency loan who exited forbearance with a reinstatement or loss mitigation solution in place. In addition, we consistently exceeded the industry benchmark for borrowers with a GSE loan who remained current while on forbearance. We undertook significant efforts to contact and educate borrowers in understanding their forbearance plans and resolution options, and believe our high-touch communication strategy resulted in these favorable outcomes. We continue to reach out to all borrowers who have not resumed making payments after exiting their plans with the goal of coming to an appropriate resolution.
We continue to operate through a secure remote workforce model for approximately 95% of our global workforce and continue to adhere to COVID-19 health and safety-related requirements and best practices across all of our locations. We monitor the impact of the pandemic on our workforce and have established business resiliency plans for all our locations. At December 31, 2021, we had approximately 5,700 employees, of which approximately 3,200 were located in India and approximately 500 were based in the Philippines. While we have contingency and continuity plans in place, we cannot guarantee that our operations will not be negatively impacted. To date, our operations have not been significantly affected.
Uncertainties related to the duration and severity of the pandemic and related economic impact remain and make it difficult for us to determine the continued ongoing effect the pandemic may have on us and our business, financial condition, liquidity or results of operations.

Operations Summary

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenue
Servicing and subservicing fees	$781.9	$737.3	$975.5	6%	(24)%
Reverse mortgage revenue, net	79.7	60.7	86.3	31	(30)
Gain on loans held for sale, net	145.8	137.2	38.3	6	258
Other revenue, net	42.7	25.6	23.3	67	10
Total revenue	1,050.1	960.9	1,123.4	9	(14)

MSR valuation adjustments, net	(109.9)	(251.9)	(120.9)	(56)	108

Operating expenses
Compensation and benefits	297.9	265.3	313.5	12	(15)
Professional services	81.9	106.9	102.6	(23)	4
Servicing and origination	113.6	77.3	109.0	47	(29)
Technology and communications	56.0	59.6	79.2	(6)	(25)
Occupancy and equipment	36.5	47.5	68.1	(23)	(30)
Other expenses	23.3	19.2	1.5	22	n/m
Total operating expenses	609.3	575.7	673.9	6	(15)

Other income (expense)
Interest income	26.4	16.0	17.1	65	(6)
Interest expense	(144.0)	(109.4)	(114.1)	32	(4)
Pledged MSR liability expense	(209.9)	(152.3)	(372.1)	38	(59)
Gain (loss) on extinguishment of debt	(15.5)	—	5.1	n/m	(100)
Earnings of equity method investee	3.6	—	—	n/m	n/m
Other, net	4.1	6.7	9.0	(39)	(25)
Total other income (expense), net	(335.2)	(239.0)	(455.1)	40	(47)

Income (loss) before income taxes	(4.4)	(105.7)	(126.5)	(96)	(16)
Income tax expense (benefit)	(22.4)	(65.5)	15.6	(66)	(519)
Net income (loss)	18.1	(40.2)	(142.1)	(145)	(72)

Segment income (loss) before taxes:
Servicing	$19.9	$(75.8)	$(72.7)	(126)%	4%
Originations	93.9	104.2	(12.2)	(10)	(952)
Corporate Items and Other	(118.1)	(134.1)	(41.6)	(12)	222
	$(4.4)	$(105.7)	$(126.5)	(96)%	(16)%
n/m: not meaningful

Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Servicing	$819.4	$757.7	$1,048.5	8%	(28)%
Originations	249.9	179.3	61.7	39	191
Corporate	6.2	6.6	13.2	(6)	(50)
Total segment revenue	1,075.4	943.5	1,123.4	14	(16)
Inter-segment elimination (1)	(25.3)	17.4	—	(245)	n/m
Total revenue	$1,050.1	$960.9	$1,123.4	9%	(14)%
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (Gain on loans held for sale, net) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net.
As compared to 2020, total segment revenue for 2021 was $131.9 million or 14% higher, due to a $70.6 million increase in Originations revenue and a $61.7 million increase in Servicing revenue. The 39% increase in Originations revenue is primarily due to a 159% increase in total forward and reverse production volume combined, partially offset by lower margins. The increase in Servicing revenue is primarily due to a $42.2 million increase in servicing fees and $27.1 million gain on sale of loans acquired through the exercise of call rights in 2021. The $42.2 million increase in servicing fees is mostly driven by a $123.1 million or 57% increase in servicing fee income on our owned MSRs and $15.7 million new servicing fees collected on behalf of MAV in 2021, partially offset by $79.4 million reduction in fees collected on behalf of NRZ and a $9.3 million reduction in ancillary income. The growth in our owned MSR portfolio is mostly due to bulk MSR acquisitions, MSR acquisitions through the Agency Cash Window programs and the growth in our correspondent lending volumes. The decline in the collection of NRZ servicing fees is mostly due to portfolio runoff and the termination of the PMC servicing agreement in February 2020. The decline in ancillary fees is mostly due to the COVID-19 environment and related decrease in late fees, collection and convenience fees as well as a decrease in float earnings due to lower interest rates, partially offset by the growth in our owned MSR portfolio.
Total revenue (after elimination of inter-segment derivative fair value changes) was $1.05 billion for 2021, $89.2 million or 9% higher than 2020, driven by the segment revenue factors described above and the presentation of macro-hedging derivative gains and losses reported within MSR valuation adjustments, net at the consolidated level, as disclosed in Note 4 — Loans Held for Sale, Note 17 — Derivative Financial Instruments and Hedging Activities and Note 23 — Business Segment Reporting. Effective May 2021, we replaced our macro-hedging strategies with two distinct strategies to separately hedge the pipeline and our MSR exposure with third party derivatives. However, we have and may continue to use inter-segment derivatives between the two strategies. Refer to the MSR Hedging Strategy section of Item 7A.Quantitative and Qualitative Disclosures About Market Risk for further detail.
See the respective Segment Results of Operations for additional information.
MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net:

Segment Results	Years Ended December 31,
	2021	2020	2019
MSR realization of expected cash flows (1)	$(250.2)	$(171.4)	$(197.3)
MSR fair value changes due to interest rate and assumption updates	124.7	(149.8)	75.9
Derivative fair value gain (loss)	(34.9)	44.9	0.5
Total Servicing	(160.4)	(276.3)	(120.9)
Originations - MSR fair value changes	25.2	41.7	—
Inter-segment elimination - derivative fair value gain (loss) (2)	25.3	(17.4)	—
MSR valuation adjustments, net	$(109.9)	$(252.0)	$(120.9)
(1)The terms “realization of expected cash flows” and “runoff” may be used interchangeably within this discussion.
(2)The fair value change of inter-segment economic hedge derivatives reported within MSR valuation adjustments, net is eliminated at the consolidated level with an offset in Gain on loans held for sale, net (Total Revenue). Also refer to the description of the inter-segment derivative elimination in Note 23 — Business Segment Reporting.

We reported a $109.9 million loss in MSR valuation adjustments, net in 2021. As detailed in the above table and further discussed below, the loss is due to $250.2 million portfolio runoff and a $124.7 million fair value gain due to interest rate and assumption updates, $34.9 million loss on MSR hedging derivative instruments, $25.2 million revaluation gain on MSR purchases reported in Originations and a $25.3 million gain on derivatives hedging the pipeline within the Originations segment.
•MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled and unscheduled amortization of the loan UPB. MSR portfolio runoff increased by $78.8 million mostly due to a higher MSR portfolio driven by MSR acquisitions and continued elevated levels of prepayments in a relatively low interest rate environment.
•The $124.7 million fair value gain due to interest rate and assumption updates is comprised of a $88.5 million gain on the MSRs transferred to NRZ and MAV (that did not achieve sale accounting) and a $36.2 million gain on our owned MSRs. This NRZ and MAV MSR gain is mostly driven by assumption updates implemented in the third quarter of 2021 relating to a PLS model calibration by our third-party valuation expert, and is largely offset by a corresponding loss separately reported with Pledged MSR liability expense.
•Our MSR hedging policy is designed to reduce the volatility of the MSR portfolio fair value due to market interest rates. In 2021, we reported a $36.2 million fair value gain on our owned MSR portfolio attributable to interest rate and assumption updates and a $34.9 million hedging derivative loss. The year-over-year fair value changes are mostly explained by interest rate changes, with a 66 basis point increase in the 10-year swap rate during 2021. The changes in fair value of the MSR and economically hedging derivatives were not offset to the same extent as per their expected hedging sensitivity measures, mainly due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and the available hedging instruments. Refer to the MSR Hedging Strategy section of Item 7A.Quantitative and Qualitative Disclosures About Market Risk for additional information regarding our hedging programs.
•The $16.5 million decline in 2021 in MSR fair value changes reported in Originations, from $41.7 million to $25.2 million, is due to a decrease in our cash window MSR originations volume and declining margins.
•In connection with our macro-hedge strategy through the second quarter of 2021, we have used our derivative instruments to economically hedge both the fair value changes of the MSR and Originations pipeline exposures. While allocated to the pipeline for risk management purposes and segment reporting, inter-segment derivatives are eliminated in our consolidated financial statements and we reported a $25.3 million gain on inter-segment derivatives in 2021 economically hedging the Originations pipeline. The change from $17.4 million loss in 2020 to $25.3 million gain on Originations inter-segment derivatives in 2021 is mostly due to the change in interest rates and related changes in our Originations pipeline.
Compensation and Benefits
Compensation and benefits expense increased $32.7 million, or 12%, as compared to 2020. Salaries and benefits, commissions, and incentive compensation increased $13.6 million, $9.9 million, and $9.7 million, respectively. Originations segment compensation and benefits increased by $39.4 million, mostly due to additional commissions and salaries driven by additional headcount to support higher loan production levels in 2021. Servicing segment compensation and benefits expense decreased by $5.4 million, mostly driven by a decline in average headcount that was largely due to the scaling down of our platform to the number of loans serviced and the efficiencies resulting from our cost re-engineering initiatives, partially offset by the hiring of employees to support the acquisition of reverse mortgage subservicing from MAM (RMS) on October 1, 2021. Corporate segment compensation and benefits expense decreased $1.3 million primarily as a result of a decrease in average corporate headcount and a decrease in annual incentive compensation, significantly offset by a $7.9 million increase in share-based compensation. Our total average headcount declined by 2%, and overall our offshore-to-total average headcount ratio decreased from 72% to 68%.
Servicing and Origination Expense
Servicing and origination expense increased $36.4 million, or 47%, as compared to 2020, with $29.8 million from Servicing (see below) and $7.8 million from Originations, due to the increase in loan production volume. Servicing expenses increased $29.8 million, or 44%, largely driven by the following:
•$19.0 million provision release recorded in 2020, comprised of $9.9 million recoveries from a settlement in 2020 with a mortgage insurer, and $9.1 million improved advance recoveries in 2020, which decreased loss severity rates used in the computation of advance reserves;
•Additional subservicing expenses primarily due to a $4.5 million increase in interim subservicing expense on MSR bulk acquisitions and a $5.2 million increase largely attributable to the termination and deboarding fees associated with moving our owned reverse portfolio from a subservicer onto our platform;

•$8.4 million additional satisfaction and other loan expenses attributed to a larger portfolio; and
•$6.6 million reduction in government-insured claim loss provisions in 2021 on reinstated or modified loans that was primarily due to a decline in the volume of government-insured claim receivables due to the foreclosure moratorium in effect for much of 2021.
Other Operating Expenses
Professional services expense decreased $25.0 million, or 23%, as compared to 2020 primarily due to a $17.2 million decline in legal expenses and an $8.5 million decline in other professional services. The decline in legal fees is primarily due to expenses recorded in 2020 related to the CFPB and Florida matters. Cost reduction initiatives and higher utilization of professional services in 2020, including strategic vendor sourcing, cloud migration and consulting, resulted in lower other professional fees in 2021. In addition, professional services for 2021 include $3.2 million of advisory fees related to the launch of our MSR investment joint venture with Oaktree, MAV Canopy. Legal expenses and professional services for 2020 included an $8.0 million recovery of prior expenses from a mortgage insurer and $5.1 million of COVID-19 related expenses, respectively.
Technology and communication expense decreased $3.6 million, or 6%, as compared to 2020. Telephone and telecommunication expense declined $4.4 million as compared to 2020, largely driven by facility closures, our transition to a more cost-effective alternative telephone system, consolidation of telecommunication vendors and other cost savings initiatives. Depreciation expense decreased $2.6 million as compared to 2020. These decreases were partially offset by a $4.0 million increase in software usage and maintenance expenses, mostly in our Originations segment to support its growth.
Occupancy and equipment expense decreased $11.0 million, or 23%, as compared to 2020. Depreciation expense, facility maintenance and utility expenses, and interest on lease liabilities decreased $6.3 million, $2.7 million and $1.6 million, respectively, compared to 2020 largely due to our cost reduction efforts in 2020, which included closing and consolidating certain facilities.
Other expenses increased $4.1 million as compared to 2020 primarily due to a $3.8 million increase in advertising expenses, mostly in our Originations segment as part of our initiative to expand our origination platform and increase volumes.
In February 2020, we announced our intention to implement certain cost re-engineering initiatives in 2020 to generate further cost savings. Our continuous cost improvement efforts were focused on reducing operating and overhead costs through facility rationalization, strategic sourcing and actions, off-shore utilization, lean process design, simplification, automation and other technology-enabled productivity enhancement. We incurred a total of $27.6 million re-engineering costs in 2020, including $6.2 million facility-related expenses reported as Occupancy and equipment, $9.7 million Compensation and benefits costs and $6.7 million Professional services costs.
Other Income (Expense)
The $10.4 million increase in interest income during as compared to 2020 is primarily attributable to the Originations segment and as a result of the increase in loan production volumes.
Interest expense increased $34.6 million, or 32%, as compared to 2020, due to an increased average debt balance to finance our increased loan production volumes and MSR portfolio, partially offset by a lower cost of funds. The $1.2 billion or 59% higher debt balance is driven by a higher MSR portfolio - largely due to bulk acquisitions - and additional warehouse loans, partially offset by lower advance match funded liabilities. The lower cost of funds on asset backed financing facilities (102 basis point lower effective interest rate) is partially offset by the issuance of higher-rate senior secured notes as part of our corporate debt refinancing on March 4, 2021.
Pledged MSR liability expense increased $57.6 million as compared to 2020, primarily due to a $71.1 million unfavorable fair value change, mostly driven by a fair value increase in NRZ PLS MSRs due to model recalibrations performed by our third-party valuation expert to more accurately reflect the favorable delinquency and default performance of PLS collateral across its client base. Fair value adjustments to our NRZ MSR pledged liability are offset by fair value adjustments to the related MSR asset, which are recorded in MSR valuation adjustments, net. In addition, the lump-sum cash payments received from NRZ in 2017 and 2018 were fully amortized as of the end of the second quarter of 2020 ($34.2 million income in 2020). These increases in expense were partially offset by a $50.8 million decline in servicing fee remittance driven by lower volume serviced, with the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020.
Loss on debt extinguishment of $15.5 million for 2021 was recognized in the first quarter of 2021 and resulted from our early repayment of the Senior Secured Term Loan (SSTL) due May 2022 and our early redemption of the PHH 6.375% senior unsecured notes due August 2021 and the PMC 8.375% senior secured notes due November 2022.
Earnings of equity method investee represent our 15% share of MAV Canopy from May 3, 2021. See Note 11 — Investment in Equity Method Investee for further detail.

Income Tax Benefit (Expense)
For 2021 and 2020, we recognized an income tax benefit of $22.4 million and $65.5 million on pre-tax losses of $4.4 million and $105.7 million, respectively. For 2021, the income tax benefit was driven primarily by $12.6 million of additional income tax benefit recognized under the CARES Act and $9.0 million of income tax benefit recognized related to the favorable resolution of various uncertain tax positions during the year. For 2020, the income tax benefit was driven by the $79.0 million of estimated income tax benefit recognized under the CARES Act offset by $15.0 million of income tax expense for related uncertain tax positions. Income tax benefits recognized during 2021 and 2020 related primarily to resolution of prior period uncertain tax positions and utilization of prior period losses that bear no relationship to current operating results. This in turn resulted in the high effective tax rates of 513.6% and 62.0% for 2021 and 2020, respectively.
The $43.1 million reduction in income tax benefit for 2021, compared with 2020, is primarily due to a $45.0 million reduction in estimated income tax benefit recognized under the CARES Act, net of related uncertain tax positions, during 2021 versus 2020 based on modification of the tax rules to allow the carryback of NOLs arising in 2018, 2019 and 2020 tax years to the five prior tax years, and the increase to the business interest expense limitation under IRC Section 163(j). In 2021 and 2020, we collected $24.6 million and $51.4 million, respectively, which represents the tax refund associated with the NOLs generated in 2019 and 2018, respectively, carried back to prior tax years.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition Summary

	December 31,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$192.8	$284.8	$(92.0)	(32)%
Restricted cash	70.7	72.5	(1.8)	(2)
MSRs, at fair value	2,250.1	1,294.8	955.3	74
Advances, net	772.4	828.2	(55.8)	(7)
Loans held for sale	928.5	387.8	540.7	139
Loans held for investment, at fair value	7,207.6	7,006.9	200.7	3
Receivables	180.7	187.7	(7.0)	(4)
Investment in equity method investee	23.3	—	23.3	n/m
Other assets	520.9	588.4	(67.5)	(11)
Total assets	$12,147.1	$10,651.1	$1,496.0	14%

Total Assets by Segment
Servicing	$10,999.2	$9,847.6	$1,151.6	12%
Originations	823.5	379.2	444.3	117
Corporate Items and Other	324.4	424.3	(99.9)	(24)
	$12,147.1	$10,651.1	$1,496.0	14%

HMBS-related borrowings, at fair value	$6,885.0	$6,772.7	$112.3	2
Other financing liabilities, at fair value	805.0	576.7	228.2	40
Advance match funded liabilities	512.3	581.3	(69.0)	(12)
Mortgage loan warehouse facilities	1,085.1	451.7	633.4	140
MSR financing facilities, net	900.8	437.7	463.1	106
Senior secured term loan	—	179.8	(179.8)	(100)
Senior notes, net	614.8	311.9	302.9	97
Other liabilities	867.5	924.0	(56.5)	(6)
Total liabilities	11,670.4	10,235.8	1,434.7	14

Total stockholders’ equity	476.7	415.4	61.3	15

Total liabilities and equity	$12,147.1	$10,651.1	$1,496.0	14%

Total Liabilities by Segment
Servicing	$10,101.5	$9,163.5	$937.9	10%
Originations	813.3	428.5	384.8	90
Corporate Items and Other	755.7	643.7	112.0	17
	$11,670.4	$10,235.8	$1,434.7	14%

Book value per share	$51.77	$47.81	$3.96	8%
Total assets increased by $1.5 billion, or 14%, between December 31, 2020 and December 31, 2021 mostly due to a $955.3 million, or 74%, increase in our MSR portfolio - mostly driven by MSR bulk acquisitions and new capitalized MSRs - and a $540.7 million, or 139%, increase in our loans held for sale portfolio - driven by higher production volumes. In addition, loans held for investment increased $200.7 million mostly due to the continued growth of our reverse mortgage business. Servicing advances declined $55.8 million mostly due to heightened payoff activity and lower delinquencies, partially offset by increased escrow advances on acquired MSRs. The $67.5 million decrease in other assets is mostly attributable to the decrease in contingent repurchase rights related to loans that have been repurchased from Ginnie Mae.

Total liabilities increased $1.4 billion, or 14%, as compared to December 31, 2020 with similar effects as described above. Borrowings under our mortgage warehouse lines and MSR financing facilities increased $633.4 million and $463.1 million, respectively, due to higher loan production volumes and MSR bulk acquisitions, respectively. Our HMBS-related borrowings increased by $112.3 million due to the continued growth of our reverse mortgage business and its securitization. Our senior notes increased $302.9 million due to the refinancing transactions completed on March 4, 2021 and May 3, 2021. We issued $627.1 million of new senior notes, net of discount, redeemed in full $313.1 million of existing senior notes and repaid the $185.0 million SSTL. The $228.2 million increase in Other financing liabilities is due to the transfers of MSRs to MAV in 2021 which did not qualify for sale accounting. Advance match funded liabilities decreased $69.0 million consistent with the decline in servicing advances. Other liabilities declined $56.5 million mostly due to a decrease in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total equity increased $61.3 million during 2021 mostly due to $32.1 million issuance of common stock and warrants to Oaktree in March and May 2021, $18.1 million net income, a $6.5 million reduction in the unfunded pension plan obligation recognized in accumulated other comprehensive income and $4.4 million of equity-classified awards.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to replenish and grow our servicing portfolio through our multi-channel Originations platform in 2022. In addition, we continuously evaluate the relative mix between servicing and subservicing volume. The expected volume increase is also intended to exceed the portfolio serviced on behalf of NRZ that may end in July 2022. Servicing revenue and ancillary income have been adversely impacted by COVID-19, which may persist throughout 2022, until forbearance plan exits and the end of foreclosure and eviction moratoria or related restrictions.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive, with consumer direct generating relatively higher margins than correspondent. The volume mix is expected to shift to purchase as the volume of refinance activity by borrowers is expected to continue to decline, consistent with expected industry trends. While we continue to increase our recapture rate by expanding our channel operating capacity, we focus on cash-out, debt consolidation and other borrower solutions, in addition to new customer acquisitions. Based on industry origination volume projections for 2022, we expect competition to intensify and origination margins will be under pressure until industry excess capacity can be eliminated. This will impose trade-offs between volumes and margins, and potential shifts among channels.
Reverse mortgage revenue, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to grow our volumes and maintain similar margins in each channel, however the channel mix may vary. With the assignment of MAM (RMS) subservicing agreements to PMC on October 1, 2021 and the expected additional loans to transfer on our subservicing platform in the first half of 2022, reverse mortgage servicing revenue is expected to grow.
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is function of both UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of cash flows to increase in 2022 as we have recently grown our MSR portfolio. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments, Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. We are exposed to increased interest rate volatility due to our now larger MSR portfolio. Refer to the sensitivity analysis in the Market Risk sections of Item 7A.Quantitative and Qualitative Disclosures About Market Risk for further detail.
Operating expenses - Compensation and benefits is a significant component of our cost-to-service and cost-per-loan and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to increase (see above), we expect an increase in our workforce with partial offset from an increased relative share of performing loans through our MSR acquisitions. We expect to swiftly scale our headcount and operating expenses to servicing volume in 2022, including due to the potential non-renewal or termination of the NRZ agreement. We expect our Originations workforce to remain largely stable or moderately increase in the near term to accompany the growth of the channels. Other operating expenses are expected to favorably correlate with volumes, as productivity and efficiencies are expected with our technology and continuous improvement initiatives.
Stockholders’ equity - With the above considerations, we expect our businesses to generate net income and increase our equity in 2022, absent any significant adverse change in interest rates.

SEGMENT RESULTS OF OPERATIONS
We report our activities in three segments, Servicing, Originations (previously Lending) and Corporate Items and Other that reflect other business activities that are currently individually insignificant. Our business segments reflect the internal reporting that we use to evaluate operating performance and to assess the allocation of our resources.
Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay/collection fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Per-loan fees typically vary based on type of investor and on loan delinquency status.
As of December 31, 2021, we serviced 1.4 million mortgage loans with an aggregate UPB of $268.0 billion, an increase of 22% and 42%, respectively, from December 31, 2020. The average UPB of loans serviced during 2021 increased by 11% or $22.1 billion compared to 2020. The increase in our servicing volume is mostly due to MSR acquisitions, subservicing additions and increased MSR originations. We manage the size of our servicing portfolio with our Originations business and by selectively purchasing MSRs based on our capital availability and financial return targets.
In May 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. In addition, in October 2021, PMC acquired reverse mortgage subservicing contracts from MAM (RMS) and became its exclusive subservicer under a five-year subservicing agreement.
NRZ remains our largest subservicing client, accounting for 21% and 31% of the UPB and loan count, respectively, in our servicing portfolio as of December 31, 2021. NRZ servicing fees retained by Ocwen represented approximately 19% and 30% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ and excluding ancillary income, for 2021 and 2020, respectively. NRZ’s portfolio represents approximately 66% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. Consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
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
The financial performance of our servicing segment is impacted by the changes in fair value of the MSR portfolio due to changes in market interest rates. Our MSR portfolio is carried at fair value, with changes in fair value recorded in earnings, within MSR valuation adjustments, net. The value of our MSRs is typically correlated to changes in market interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds, and the reverse is true. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 16 years, exhibiting little response to movements in market interest rates. Our hedging strategy is designed to reduce the volatility of the MSR portfolio.
For those MSR sale transactions with NRZ and MAV that do not achieve sale accounting treatment, we present on a gross basis the transferred MSR as an asset at fair value and the corresponding liability amount as a pledged MSR liability at fair value on our balance sheet. The changes in fair value of the MSR are reflected as MSR valuation adjustments, net and the corresponding changes in fair value of the pledged MSR liability are reported within Pledged MSR liability expense. Similarly, we present on a gross basis the total servicing fees collected on behalf of NRZ within Servicing and subservicing fees, net and the total servicing fee remittance to NRZ within Pledged MSR liability expense.
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
Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $148.4 million at December 31, 2021, of which $117.7 million were attributable to NRZ agreements.
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
Prepayment Speed. The rate at which portfolio UPB declines can have a significant impact on our business. Items reducing UPB include scheduled and unscheduled principal payments (runoff), refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, amortization and valuation of MSRs, float earnings on float balances and interest expense on advances. Increases in anticipated lifetime prepayment speeds generally cause MSR valuation adjustments to increase because MSRs are valued based on total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speeds decrease.

Reverse Mortgage Revenue
The activities and financial performance related to reverse mortgage loans that are securitized and classified as held for investment, at fair value, together with the HMBS-related borrowings, at fair value (internally identified as our Reverse Servicing business) are reflected in the Servicing segment, consistent with how the activities are managed and internally reported. Once a reverse mortgage loan is securitized, our activities are generally consistent with other loan servicing as described above, with the following variations.
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $1.5 billion at December 31, 2021. These draws or tails are funded by the servicer and can be subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws.
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
The reverse mortgage revenue reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings. We elected the fair value accounting election for both our reverse mortgage loans held for investment and the HMBS-related borrowings. The net fair value changes of the reverse mortgage loans and related borrowings reported within the Servicing segment include the following:
•contractual interest income earned on securitized reverse mortgage loans, net of interest expense on HMBS-related borrowings, that is, the servicing fee we are contractually entitled to and collect on a monthly basis under the Ginnie Mae MBS Guide regarding servicing HMBS;
•cash gains on tail securitization. Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums;
•fair value changes due to the realization of expected cash flows of the net asset balance of securitized loans held for investment and HMBS-related borrowings; and
•fair value changes due to the inputs and assumptions of the net balance of securitized loans held for investment and HMBS-related borrowings.
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
The financial performance associated with the subservicing of reverse mortgage loans associated with the MAM (RMS) transaction is primarily reflected within Servicing and subservicing fees, net since Reverse mortgage revenue, net strictly reflects the financial performance of owned loans/servicing. We collect higher subservicing fees for inactive loans relative to the base subservicing fee for performing loans or active repurchased loans, commensurate with the level of servicing efforts, as described above.

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenue
Servicing and subservicing fees	$773.5	$731.2	$974.2	6%	(25)%
Gain on loans held for sale, net	46.6	14.7	5.4	217	171
Reverse mortgage revenue, net	(2.3)	7.6	63.5	(131)	(88)
Other revenue, net	1.7	4.2	5.4	(60)	(24)
Total revenue	819.4	757.7	1,048.5	8	(28)

MSR valuation adjustments, net	(160.4)	(276.3)	(120.9)	(42)	129

Operating expenses
Compensation and benefits	108.1	113.6	144.0	(5)	(21)
Servicing expense	98.2	68.4	101.3	44	(32)
Professional services	31.4	28.1	42.2	11	(33)
Occupancy and equipment	26.5	31.0	44.3	(14)	(30)
Technology and communications	23.8	25.2	32.6	(5)	(23)
Corporate overhead allocations	47.7	61.0	197.9	(22)	(69)
Other expenses	6.6	4.5	(14.3)	46	(132)
Total operating expenses	342.4	331.9	548.0	3	(39)

Other income (expense)
Interest income	8.2	7.1	10.1	17	(30)
Interest expense	(104.6)	(90.7)	(102.5)	15	(12)
Pledged MSR liability expense	(209.1)	(152.5)	(372.2)	37	(59)
Earnings of equity method investee	3.6	—	—	n/m	n/m
Other, net	5.2	10.8	12.3	(52)	(13)
Total other income (expense), net	(296.6)	(225.3)	(452.3)	32	(50)

Income (loss) before income taxes	$19.9	$(75.8)	$(72.7)	(126)%	4%

The following table provides selected operating statistics for our Servicing segment:

				% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Assets Serviced at December 31
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$254.2	$177.6	$198.9	43%	(11)%
Non-performing loans	13.1	10.3	11.2	27	(8)
Non-performing real estate	0.7	0.9	2.2	(22)	(59)
Total	$268.0	$188.8	$212.4	42	(11)

Conventional loans (2)	$166.3	$77.0	$95.3	116%	(19)%
Government-insured loans	28.8	34.8	30.1	(17)	16
Non-Agency loans	72.8	77.0	87.0	(5)	(11)
Total	$268.0	$188.8	$212.4	42	(11)

Servicing portfolio (3)	$135.9	$97.4	$76.7	40%	27%
Subservicing portfolio
Subservicing - forward	29.4	24.3	17.1	21	42
Subservicing - reverse	13.9	—	—	n/m	n/m
Total subservicing	43.3	24.3	17.1	78	42
MAV (4)	33.0	—	—	n/m	n/m
NRZ (5) (6)	55.8	67.1	118.6	(17)	(43)
	$268.0	$188.8	$212.4	42	(11)

Number (in 000’s):
Performing loans (1)	1,287.0	1,048.7	1,344.9	23%	(22)%
Non-performing loans
Non-performing loans - NRZ	30.7	33.8	54.2	(9)%	(38)%
Non-performing loans - Other	30.7	18.4	6.6	67	179
	61.4	52.2	60.8	18	(14)
Non-performing real estate	4.9	6.7	14.3	(27)	(53)
Total	1,353.3	1,107.6	1,420.0	22	(22)

Conventional loans (2)	686.5	349.6	607.9	96%	(42)%
Government-insured loans	168.1	201.9	185.1	(17)	9
Non-Agency loans	498.7	556.1	627.0	(10)	(11)
Total	1,353.3	1,107.6	1,420.0	22	(22)

				% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Servicing portfolio	636.1	511.6	472.8	24%	8%
Subservicing portfolio
Subservicing - forward	105.6	96.3	77.3	10	25
Subservicing - reverse	54.7	—	—	n/m	n/m
Total subservicing
MAV	131.6	—	—	n/m	n/m
NRZ (5)	425.4	499.6	869.9	(15)	(43)
	1,353.3	1,107.6	1,420.0	22	(22)

Prepayment speed (CPR) (7)
12-month % Voluntary CPR	18%	15%	11%	20%	36%
12-month % Involuntary CPR	1	2	2	(50)	—
Total 12-month % CPR	21	20	16	5	25

Number of completed modifications	17,294	28,322	25,754	(39)%	10%
Revenue recognized in connection with loan modifications	$27.8	$30.2	$38.5	(8)	(22)

n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans at December 31, 2021 include 73,340 prime loans with a UPB of $13.7 billion which we service or subservice. This compares to 89,458 prime loans with a UPB of $16.1 billion at December 31, 2020. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes $7.0 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at December 31, 2021.
(4)Includes $8.9 billion UPB subserviced and $24.0 billion UPB of MSRs sold to MAV that does not achieve sale accounting treatment.
(5)Loans serviced or subserviced pursuant to our agreements with NRZ.
(6)Includes $2.1 billion UPB of subserviced loans at December 31, 2021.
(7)Total 12-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.

The following table provides selected operating statistics related to our owned reverse mortgage loans held for investment reported within our Servicing segment:

				% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Reverse Mortgage Loans at December 31
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$6,546.5	$6,299.6	$5,658.3	4%	11%
Active Buyouts (2)	36.1	28.4	10.2	27	178
Inactive Buyouts (2)	95.3	60.9	26.4	56	131
Total	$6,677.9	$6,388.9	$5,694.9	5	12

Inactive buyouts % to total	1.43%	0.95%	0.46%	51	107

Future draw commitments (UPB) in millions:	1,507.1	2,044.4	1,937.4	(26)	6

				% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Fair value in millions:
Loans held for investment (1)	$6,979.1	$6,872.3	$6,120.9	2	12
HMBS related borrowings	6,885.0	6,772.7	6,063.4	2	12
Net asset value	$94.1	$99.6	$57.5	(6)	73
Net asset value to UPB	1.44%	1.58%	1.02%
(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.
The following table provides selected operating statistics related to advances for our Servicing segment:

Advances by investor type (Carrying value in millions)
December 31, 2021	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$2	$66	$7	$75
Government-insured	1	55	23	79
Non-Agency	225	261	133	618
Total, net	$228	$381	$164	$772

December 31, 2020	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$4	$30	$5	$38
Government-insured	1	55	28	84
Non-Agency	272	279	155	705
Total, net	$277	$365	$187	$828

The following table provides the rollforward of activity of our portfolio of mortgage loans serviced for the years ended December 31, that includes MSR, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB (in billions)			Count (in 000’s)
	2021	2020	2019	2021	2020	2019
Portfolio at beginning of year	$188.8	$212.4	$256.0	1,107.6	1,420.0	1,562.2
Additions (1) (2)	152.0	57.4	30.1	567.9	194.5	100.6
Sales	—	(0.2)	(1.2)	(0.2)	(1.6)	(8.3)
Servicing transfers (2) (3)	(23.1)	(40.5)	(34.3)	(102.0)	(303.1)	(48.5)
Runoff	(49.7)	(40.3)	(38.3)	(220.0)	(202.2)	(186.0)
Portfolio at end of year	$268.0	$188.8	$212.3	1,353.3	1,107.6	1,420.0
(1)2021 additions include purchased MSRs on portfolios consisting of 287 loans with a UPB of $0.1 billion that have not yet transferred to the Black Knight MSP servicing system as of December 31, 2021. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(2)Includes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.
(3)2020 includes 270,218 deboarded loans with a UPB of $34.2 billion related to the termination of the subservicing agreement between NRZ and PMC on February 20, 2020. Refer to Note 8 — MSR Transfers Not Qualifying for Sale Accounting.

Year Ended December 31, 2021 versus 2020
Servicing and Subservicing Fees

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Loan servicing and subservicing fees
Servicing	$339.3	$216.2	$227.5	57%	(5)%
Subservicing	21.1	28.9	15.4	(27)	87
MAV	15.7	—	—	n/m	n/m
NRZ	304.2	383.7	577.0	(21)	(34)
Servicing and subservicing fees	680.3	628.8	820.0	8	(23)
Ancillary income	93.2	102.5	154.2	(9)	(34)
Total	$773.5	$731.2	$974.2	6%	(25)%
The $42.2 million, or 6% increase in total servicing and subservicing fees in 2021 as compared to 2020 is primarily driven by servicing volume, with a $123.1 million or 57% increase in servicing fee income on our owned MSR, partially offset by $79.4 million reduction in fees collected on behalf of NRZ. The increase in servicing fee income on our owned MSR as compared to 2020 is due to a 60% increase in our average volume serviced, primarily driven by bulk acquisitions, MSR acquisitions through the Agency Cash Window programs and the growth in our correspondent lending volumes. The decline in the collection of NRZ servicing fees is mostly due to portfolio runoff and the PMC servicing termination in February 2020.
Additional changes between 2020 and 2021 include $15.7 million of servicing fees collected on behalf of MAV, launched in 2021 and $9.2 million subservicing fees related to the MAM (RMS) reverse subservicing portfolio acquired in the fourth quarter of 2021. The average subservicing fee per loan increased, driven by the inclusion of reverse mortgage loans, with relatively higher compensation for inactive loans. These fee increases were offset by a $9.3 million decline in ancillary income and a $15.8 million decrease in NRZ subservicing fees. The $7.8 million decrease in subservicing fees is mostly due to NRZ fees being reported as subservicing fees during 2020 from PMC servicing termination through loan deboarding, partially offset by MAM (RMS) reverse subservicing fees.

The following table presents the respective drivers of loan servicing and subservicing fees.

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Servicing and subservicing fee
Servicing fee	$339.3	$216.2	$227.5	57%	(5)%
Average servicing fee (% of UPB)	0.27	0.28	0.30	(4)%	(7)%

Subservicing fee (1) (2)	$21.1	$28.9	$15.4	(27)	88%
Average monthly fee per loan (in dollars) (2)	$18	$9	$12	100	(25)%

Assets serviced
Average UPB ($ in billions):
Servicing portfolio	$125.48	$78.30	$76.14	60%	3%
Subservicing portfolio
Subservicing - forward	21.46	45.46	31.23	(53)	46%
Subservicing - reverse	3.26	—	—	n/m	n/m
MAV	9.08	—	—	n/m	n/m
NRZ	61.43	74.84	125.07	(18)	(40)%
Total	$220.71	$198.60	$232.44	11%	(15)%

Average number (in 000’s):
Servicing portfolio	609.1	466.1	471.8	31%	(1)%
Subservicing portfolio
Subservicing - forward	83.6	268.5	106.2	(69)	153%
Subservicing - reverse	12.9	—	—	n/m	n/m
MAV	37.4	—	—	n/m	n/m
NRZ	463.1	561.6	913.2	(18)	(39)%
	1,206.1	1,296.2	1,491.2	(7)%	(13)%
(1)Subservicing fees for the year ended December 31, 2020 includes $15.9 million of fees earned on the NRZ PMC MSR Agreements upon receiving the notice of cancellation in February 2020.
(2)Excludes MAV portfolio and includes reverse subservicing in the fourth quarter of 2021.
The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the NRZ agreements, together with the previously recognized amortization gain of the lump-sum payments received in connection with the 2017 Agreements and New RMSR Agreements (through the second quarter of 2020 only). See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.

NRZ Servicing and Subservicing Fees	Years Ended December 31,
	2021	2020	2019
Servicing fees collected on behalf of NRZ	$304.2	$383.7	$577.0
Servicing fees remitted to NRZ (1)	(215.8)	(278.8)	(437.7)
Retained subservicing fees on NRZ agreements (2)	$88.4	$104.8	$139.3
Amortization gain of the lump-sum cash payments received (including fair value change) (1) (3)	—	34.2	95.1
Total retained subservicing fees and amortization gain of lump-sum payments (including fair value change)	$88.4	$139.0	$234.4

Average NRZ UPB (in billions) (4)	$61.4	$74.8	$125.1
Average retained subservicing fees as a % of NRZ UPB (excluding amortization gain of lump-sum cash payments)	0.14%	0.14%	0.11%

(1)Reported within Pledged MSR liability expense. The NRZ servicing fee includes the total servicing fees collected on behalf of NRZ relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to NRZ reported as Pledged MSR liability expense.
(2)Excludes the servicing fees of loans under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by NRZ, and subservicing fees earned under subservicing agreements. Excludes ancillary income.
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
The net retained fee on our NRZ portfolio declined by $16.4 million, or 16% as compared to 2020. The decline in the NRZ fee collection and remittance is primarily driven by the decline in the average UPB of 18%, partially offset by an increased fee margin due to the nature of remaining collateral, which was non-Agency with higher delinquencies, as compared to the performing Agency portfolio that deboarded in connection with the termination of the PMC agreement by NRZ on February 20, 2020. The decline in serviced volume is explained by the NRZ portfolio runoff and the derecognition of the MSRs in connection with the termination of the PMC agreement. As the NRZ relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSRs.
The following table presents the detail of our ancillary income:

	Years Ended December 31,			% Change
Ancillary Income	2021	2020	2019	2021 vs 2020	2020 vs 2019
Late charges	$40.9	$47.7	$57.2	(14)%	(17)%
Custodial accounts (float earnings)	4.7	9.9	47.5	(52)	(79)
Loan collection fees	11.7	13.0	15.5	(10)	(16)
Recording fees	16.0	14.3	13.0	12	10
Boarding and deboarding fees	4.3	5.0	3.3	(15)	52
GSE forbearance fees	1.5	1.2	—	28	n/m
Reverse subservicing	1.4	—	—	n/m	n/m
HAMP fees	0.6	0.6	5.5	13	(89)
Other	12.0	10.8	12.2	11	(11)
Ancillary income	$93.2	$102.5	$154.2	(9)%	(34)%
Ancillary income declined by $9.3 million as compared to 2020 primarily due to $6.8 million lower late fees, driven by the combined effect of lower servicing volume of delinquent loans, through acquisitions of primarily performing portfolios and sales of delinquent portfolios in 2021, and the COVID-19 environment restricting late fees. Float earnings were $5.2 million lower driven by the decline in interest rates, with average one-month LIBOR declining by approximately 40 basis points in 2021 as compared to 2020, partially offset by larger account balances due to the MSR portfolio growth.
Gain on Loans Held for Sale, Net
Gain on loans held for sale, net of $46.6 million increased $31.9 million as compared to 2020 primarily due to a $27.1 million gain recognized in 2021 on the sale of loans acquired in connection with the exercise of call rights relating to certain Non-Agency trusts, and additional gains on repurchased loans in connection with Ginnie Mae loan modifications and early buyout (EBO) activities.
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

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Net interest income (servicing fee)	$19.9	$19.2	$16.9	4%	13%
Other fair value changes (1)	(22.3)	(11.6)	46.6	91	(125)%
Reverse mortgage revenue, net (Servicing)	$(2.3)	$7.6	$63.5	(131)%	(88)%
(1)     Includes $21.6 million and $24.4 million of realized gains on tail securitization in 2021 and 2020, respectively. On January 1, 2020, we made an irrevocable election to account for tails at fair value.
The decline in Reverse mortgage revenue, net of $9.9 million, or 131%, as compared to 2020 is primarily due to unrealized losses on the HECM loan portfolio attributable to market rate conditions. Specifically, fair value losses are driven by increasing interest rates and widening yield spread directly impacting the tail value of the HECM reverse mortgage loans. Tails represent the future draws of borrowers, scheduled and unscheduled, as well as capitalized interest and are included in the fair value of the underlying loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly. Tails are securitized on a monthly basis and a widening yield spread results in lower cash gain on securitization. Net interest income, that effectively represents our servicing fee increased in 2021 as compared with 2020 mostly due to the growth of the loan portfolio.
MSR Valuation Adjustments, Net
The following table summarizes the MSR valuation adjustments, net reported in our Servicing segment, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSR and the MSRs transferred to NRZ and MAV that did not achieve sale accounting treatment:

	Years Ended December 31,
	2021			2020			2019
	Total (1)	Owned MSR (1)	Pledged MSR (NRZ and MAV) (2)	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)	Total	Owned MSR (1)	Pledged MSR (NRZ) (2)
Runoff (3) (4)	$(250.2)	(159.9)	(90.3)	(171.4)	(93.5)	(77.9)	(197.3)	(90.4)	$(106.9)
Rate and assumption change (1)	124.7	36.2	88.5	(149.8)	(145.1)	(4.7)	75.9	(64.7)	140.6
Hedging gain (loss)	(34.9)	(34.9)	—	44.9	44.9	—	0.5	0.5	—
Total	$(160.4)	(158.6)	(1.8)	(276.3)	(193.7)	(82.6)	(120.9)	(154.6)	$33.8
(1)Excludes gains of $25.2 million and $41.7 million in 2021 and 2020, respectively (nil in 2019), on the revaluation of MSRs purchased at a discount, that is reported in the Originations segment as MSR valuation adjustments, net.
(2)MSR sale transactions with NRZ and MAV that do not achieve sale accounting treatment. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
(3)Effective January 1, 2021, changes in fair value due to actual versus model variances are presented as Changes in valuation inputs or assumptions. Activity for 2020 and 2019 in the table above has been recast to conform to current year disclosure, resulting in a $1.8 million and $18.1 million gain, respectively, reclassified from Runoff to Rate and assumption change.
(4)The terms runoff and realization of expected future cash flows may be used interchangeably within this discussion.
We reported a $160.4 million loss in MSR valuation adjustments, net in 2021, comprised of $158.6 million loss on our owned MSRs and $1.8 million loss on the MSRs transferred to NRZ and MAV. The $158.6 million loss on our owned MSRs is comprised of $159.9 million MSR portfolio runoff, $36.2 million gain on the MSR portfolio attributed to rate and assumption change and a $34.9 million hedging loss. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The gain on rate and assumption change is primarily due to an increase in market interest rates (the 10 year swap rate increased by 66 basis points in 2021), partially offset by a loss on assumption updates driven by unfavorable prepayment model variance and related calibrations.
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
The following table provides information regarding the changes in the fair value and the UPB of our portfolio of Owned MSRs (excluding NRZ and MAV related MSRs) during 2021, with the breakdown by investor type.

	Owned MSR Fair Value (4)				Owned MSR UPB ($ in billions) (4)
	GSEs	Ginnie Mae	Non- Agency	Total	GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$507.9	$75.4	$144.5	$727.8	$55.1	$13.1	$22.1	$90.3
Additions
New cap.	199.2	23.5	1.9	224.6	16.9	1.7	—	18.6
Purchases (1)	833.2	11.3	—	844.5	74.6	0.9	—	75.6
Sales/servicing transfers	—	—	—	—	—	—	—	—
Sales/calls (3)	(271.0)	—	(4.5)	(275.5)	(25.1)	—	—	(25.1)
Change in fair value:
Inputs and assumptions (1)	47.7	9.9	3.5	61.0	—	—	—	—
Realization of cash flows	(118.5)	(10.7)	(30.8)	(159.9)	(23.1)	(3.7)	(4.6)	(31.5)
Ending balance	$1,198.5	$109.4	$114.6	$1,422.5	$98.4	$12.0	$17.5	$127.9
Fair value (% of UPB)	1.22%	0.91%	0.65%	1.11%
Fair value multiple (2)	4.8	2.6	2.0	4.0
(1)Mostly changes in interest rates, except for gains of $25.2 million on the revaluation of purchased MSRs, that are reported in the Originations segment.
(2)Multiple of average servicing fee and UPB.
(3)Includes $274.8 million fair value and $24.9 billion UPB of MSR sales to MAV in 2021 that did not achieve sale accounting treatment.
(4)See Note 7 — Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information on the NRZ and MAV portfolios.
The $1.8 million loss on the transferred MSRs not qualifying for sale accounting (transferred to NRZ and MAV) includes $90.3 million runoff and $88.5 million fair value gain attributable to rates and assumptions. The runoff is explained by the same factors underlying our owned MSR, discussed above, and the transfers of MSRs to MAV in 2021 and the decline in the NRZ MSR portfolio, due to runoff and the termination of the PMC servicing agreement by NRZ in February 2020. The $88.5 million fair value gain attributable to rates and assumptions in 2021 is mostly driven by PLS model calibrations by our third-party valuation expert. The model calibrations more accurately reflect the favorable delinquency and default performance of the PLS collateral across the valuation expert’s client base and was supported by our fair value benchmarking and back-testing analysis. This MSR fair value gain is offset by a fair value loss recorded on the associated NRZ MSR pledged liability.
Compensation and Benefits

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Compensation and benefits	$108.1	$113.6	$144.0	(5)%	(21)%

Average Employment - Servicing
India and other	2,432	2,880	3,360	(16)%	(14)
U.S.	740	730	1,158	1	(37)
Total	3,172	3,610	4,518	(12)	(20)
Compensation and benefits expense declined $5.4 million, or 5%, as compared to 2020 primarily due to a $5.3 million decrease in salaries and benefit expense as a result of the 12% decline in our average servicing headcount, mostly offshore. A $0.8 million decline in commissions also contributed to the decline in Compensation and benefits expense. During 2021, we serviced 7% fewer loans, on average, as compared to 2020. The decline in servicing headcount reflects the scaling down of our platform to the number of loans being serviced and the efficiencies resulting from our cost re-engineering initiatives, partially offset by the hiring of employees to support the acquisition of reverse mortgage subservicing from MAM (RMS) on October 1, 2021.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan volume related expenses.
Servicing expense increased $29.8 million, or 44%, as compared to 2020 largely driven by a $4.5 million increase in interim subservicing expense on MSR bulk acquisitions, a $5.2 million increase in our subservicer expenses largely attributable to the termination and deboarding fees associated with moving our owned reverse portfolio from a subservicer onto our platform, and an $8.4 million increase in satisfaction and other loan expenses attributed to a larger portfolio. In addition, Servicing expense for 2020 included a $19.0 million provision release comprised of $9.9 million recoveries from a settlement in 2020 with a mortgage insurer, and $9.1 million improved advance recoveries in 2020, which decreased loss severity rates used in the computation of advance reserves.
The effects of the above factors were partially offset by a $6.6 million reduction in government-insured claim loss provisions in 2021 on reinstated or modified loans and receivables primarily due to a decline in the volume of government-insured claim receivables and claim losses due to the foreclosure moratorium in effect for much of 2021.
Other Operating Expenses
Other operating expenses (total operating expenses less compensation and benefit expense and servicer expense) decreased by $13.8 million in 2021 as compared to 2020, in large part due to a $13.3 million decline in Corporate overhead allocations and other cost savings attributed to our re-engineering initiatives.
Professional services increased by $3.2 million primarily due to $1.6 million increase in other professional services fee expense driven by additional expense related to reverse sub-servicing business. Professional services expenses in 2020 included $1.1 million reimbursement credits for the NRM consent deal-related shared expenses.
Occupancy and equipment expense decreased $4.5 million primarily due to a $3.8 million decrease in office space occupancy allocations resulting from a reduction in Servicing headcount and the cost savings of prior year office space rationalization initiatives.
Technology and communications expense declined $1.4 million primarily due to cost savings associated with the implementation of data solutions as well as consolidation of telecommunication vendors in the second quarter of 2020.
The $13.3 million decline in Corporate overhead allocations is attributable to the decline in support group operating expenses, including technology savings, and the lower relative weight of Servicing headcount to the consolidated organization.

Other Income (Expense)
Other income (expense) primarily includes net interest expense and the Pledged MSR liability expense.

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Interest Expense
Advance match funded liabilities	$14.2	$24.1	$26.9	(41)%	(10)%
Mortgage loan warehouse facilities	8.9	5.4	3.5	65	53
MSR financing facilities	26.0	15.9	8.1	64	96
Corporate debt interest expense allocation	48.8	38.2	54.9	28	(30)
Escrow and other	6.5	7.0	9.1	(7)	(23)
Total interest expense	$104.6	$90.7	$102.5	15%	(12)%

Average balances
Average balance of advances	$754.1	$891.3	$1,006.3	(15)%	(11)%
Advance match funded liabilities	505.4	603.7	671.8	(16)	(10)
Mortgage loan warehouse facilities	265.4	116.0	49.4	129	135
MSR financing facilities	701.2	308.4	148.5	127	108
Effective average interest rate
Advance match funded liabilities	2.82%	4.00%	4.00%	(29)%	—%
Mortgage loan warehouse facilities	3.36	4.66	7.14	(28)	(35)
MSR financing facilities	3.71	5.15	5.46	(28)	(6)
Facility costs included in interest expense	$9.8	$13.1	$6.2	(25)	112
Average one-month LIBOR	0.10%	0.52%	1.75%	(81)%	(70)%
Interest expense increased by $13.9 million, or 15%, compared to 2020, due to an overall increase in the average debt balances to finance the growth of the business, partially offset by a lower funding cost. The $10.2 million increase in interest expense on MSR financing facilities, $10.6 million increase in the corporate debt interest expense allocation and $3.5 million increase in interest expense on mortgage loan warehouse facilities, are mostly the result of larger MSR and Loans held for sale portfolios, partially offset by lower funding costs. The $9.9 million decline in interest expense on advance match funded facilities is due to lower average balances of advances and borrowings and a lower cost of funds.
Pledged MSR liability expense relates to the MSR transfers that do not qualify for sale accounting and are presented on a gross basis in our financial statements. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting to the Consolidated Financial Statements. Pledged MSR liability expense includes the servicing fee remittance for these transfers and the fair value changes of the pledged MSR liability.
The following table provides information regarding the Pledged MSR liability expense:

	Years Ended December 31,
	2021	2020	2019
Net servicing fee remittance (1)	$228.0	$278.8	$437.7
Pledged MSR liability fair value (gain) loss (1)	(11.4)	(82.6)	33.8
NRZ 2017/18 lump sum amortization gain	—	(34.2)	(95.1)
Other	(7.6)	(9.6)	(4.2)
Pledged MSR liability expense	$209.1	$152.4	$372.2
(1)See Note 8 — MSR Transfers Not Qualifying for Sale Accounting

Pledged MSR liability expense increased $56.7 million as compared to 2020, primarily due to a $71.1 million unfavorable fair value change on the Pledged MSR liability, mostly driven by a fair value increase in NRZ PLS MSRs due to model recalibrations performed by our third-party valuation expert to more accurately reflect the favorable delinquency and default performance of PLS collateral across its client base. Fair value adjustments to our NRZ MSR pledged liability are offset by fair value adjustments to the related MSR asset, which are recorded in MSR valuation adjustments, net. In addition, we recognized a $34.2 million amortization gain recorded in 2020 (through the end of the second quarter of 2020, nil in 2021), related to the lump-sum cash payments received from NRZ in 2017 and 2018. These increases in the expense were partially offset by a $50.8 million decline in servicing fee remittance, driven by lower volume serviced, with the runoff of the portfolio and the termination of the PMC agreement by NRZ in February 2020. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR to NRZ and MAV) and Servicing and subservicing fees (NRZ).
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
Within retail, our Consumer Direct channel for forward mortgage loans (previously called Recapture) focuses on targeting existing servicing customers by offering them competitive mortgage refinance opportunities, where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Origination recapture volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline. To the extent we refinance a loan underlying the MSRs subject to the MAV subservicing agreement, we are obligated to transfer such recaptured MSR to MAV under the terms of the joint-marketing agreement. In addition to refinance activities, our Consumer Direct channel targets cash-out, debt consolidation, mortgage insurance premium reduction, and new customer acquisition.
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them. As of December 31, 2021, we have relationships with 438 approved correspondent sellers, or 307 new sellers since December 31, 2020. On June 1, 2021, we expanded our network through the assignment by Texas Capital Bank (TCB) to us, of all its correspondent loan purchase agreements with its correspondent sellers (approximately 220 sellers).
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default.
After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis. Origination revenues mostly include interest income earned for the period the loans are held by us, gain on sale revenue, which represents the difference between the origination or purchase value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans are classified as loans held for investment, at fair value, reverse mortgage revenues include the fair value changes of the loan from lock date to securitization date.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs. As of December 31, 2021, we have relationships with 154 approved sellers through the Agency Cash Window co-issue programs, or 121 new sellers since December 31, 2020.

We recognize our MSR origination with the associated economics in our Originations business, and transfer the MSR to our Servicing segment at fair value once the MSR is recognized on our balance sheet. Our Servicing segment reflects all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes.
We source additional servicing volume through our subservicing and interim servicing agreements, through our existing relationships and our enterprise sales initiatives. We do not report any revenue or gain associated with subservicing within the Originations segment as the impact is captured in the Servicing segment. However, sales efforts and certain costs - marginal compensation and benefits - are managed and reported within the Originations segment.
For 2021, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $19.0 billion and $1.5 billion, respectively. In addition, we purchased $20.4 billion UPB MSR through the Agency Cash Window / Flow MSR during 2021.
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

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Revenue
Gain on loans held for sale, net	$124.5	$105.2	$32.9	18%	220%
Reverse mortgage revenue, net	82.0	53.1	22.9	54	133
Other revenue, net (1)	43.4	21.0	6.0	107	251
Total revenue	249.9	179.3	61.7	39	191

MSR valuation adjustments, net	25.2	41.7	—	(40)	n/m

Operating expenses
Compensation and benefits	101.6	62.2	43.8	63	42
Origination expense	15.0	7.2	7.0	109	3
Occupancy and equipment	6.9	5.4	6.4	27	(15)
Technology and communications	9.8	5.5	3.2	76	76
Professional services	10.2	9.3	1.3	10	620
Corporate overhead allocations	20.0	18.2	6.0	10	202
Other expenses	9.4	6.5	4.8	43	36
Total operating expenses	172.8	114.4	72.5	51	58

Other income (expense)
Interest income	17.7	7.0	5.2	152	34
Interest expense	(23.0)	(9.8)	(7.6)	134	30
Other, net	(3.1)	0.4	0.9	(988)	(61)
Total other income (expense), net	(8.4)	(2.5)	(1.5)	239	70

Income (loss) before income taxes	$93.9	$104.2	$(12.2)	(10)	(952)
(1)Includes $8.5 million, $6.0 million, and $1.3 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for 2021, 2020 and 2019, respectively.

The following table provides selected operating statistics for our Origination segment:

	Years Ended December 31,			% Change
UPB in millions	2021	2020	2019	2021 vs 2020	2020 vs 2019
Loan Production by Channel
Forward loans
Correspondent	$16,577.8	$5,685.5	$494.0	192%	n/m
Consumer Direct	2,411.7	1,309.8	656.6	84	99
	$18,989.5	$6,995.3	$1,150.5	171	508

% Purchase production	32	20	18	63	10
% Refinance production	68	80	82	(15)	(2)

Reverse loans (1)
Correspondent	$807.1	$470.3	$411.6	72%	14%
Wholesale	275.4	300.5	238.2	(8)	26
Retail	445.5	170.8	79.6	161	115
	$1,527.9	$941.6	$729.4	62	29

MSR Purchases by Channel (Forward only)
Agency Cash Window / Flow MSR	20,443.4	15,111.6	908.3	35	n/m
Bulk MSR purchases	55,133.5	16,566.2	14,616.7	233	13
	$75,576.9	$31,677.7	$15,525.0	139	104

Total	$96,094.3	$39,614.7	$17,405.0	143	128

Short-term loan commitment (at year end)
Forward loans	$1,022.0	$619.7	204.0	65%	204%
Reverse loans	63.3	11.7	28.5	442	(59)

Average Employment
U.S.	653	461	387	42%	19%
India and other	400	177	97	126	82
Total	1,053	638	484	65	32
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins (excluding fees that are presented in Other revenue, net):

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Gain on Loans Held for Sale (1)
Correspondent	$18.5	$20.8	$0.1	(11)%	n/m
Consumer Direct	106.0	84.4	32.8	26	158
	$124.5	$105.2	$32.9	18%	220%
% Gain on Sale Margin (2)
Correspondent	0.11%	0.35%	0.02%	(69)%	n/m
Consumer Direct	4.36	5.41	5.00%	(19)	8
	0.64%	1.42%	2.65%	(55)%	(46)%
Origination UPB (3)
Correspondent	$16,957.0	$5,851.1	$584.6	190%	901%
Consumer Direct	2,432.0	1,560.4	655.5	56	138
	$19,389.0	$7,411.5	$1,240.1	162%	498%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to Origination UPB - see (3) below. Note that the ratio differs from the day-one gain on sale margin upon lock.
(3)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
Gain on loans held for sale, net, increased $19.3 million, or 18%, as compared to 2020, all attributed to our consumer direct channel, with a 56% increase in our loan production volume, partially offset by a lower margin. The effect of nearly three times higher production volume in our correspondent channel was more than offset by lower margin and resulted in a 11% lower gain on sale as compared to 2020. The combined $12.0 billion, or 162% new production volume increase in our correspondent and consumer direct channels is due to favorable market conditions for borrower refinancing, the successful integration of the TCB correspondent lending resources and network of correspondent sellers, and the demonstrated capability of our Originations platform. We have expanded our correspondent seller network from 131 to 438, a 234% increase in twelve months. In addition, the increase in the new production volume of our consumer direct channel is the result of investments in staffing we made to develop the production capabilities of our platform. Overall, the average gain on sale margin for forward loans declined from 142 basis points in 2020 to 64 basis points in 2021, mostly due to the continued shift in the channel mix, with higher volume in correspondent, a lower-margin channel.
Reverse Mortgage Revenue, Net
The following table provides information regarding Reverse mortgage revenue, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Origination UPB (1)	$1,547.0	$915.4	$731.4	69%	25%
Origination margin (2)	5.30%	5.81%	3.12%	(9)	86%
Reverse mortgage revenue, net (Originations) (3)	$82.0	$53.1	$22.9	54%	133%
(1)Defined as the UPB of loans funded in the period plus the change in the period in the pull-through adjusted UPB of IRLCs.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB - see (1) above.
(3)Includes gain on new origination, and loan fees and other. Includes $34.1 million, $26.9 million and $16.6 million non-cash gain on securitization of newly originated loans in 2021, 2020 and 2019, respectively.
We reported $82.0 million Reverse mortgage revenue, net in 2021, a $28.9 million or 54% increase as compared to 2020. The increase is primarily driven by an increase in volume of our higher-margin retail channel that generated an additional $26.8 million revenue. The historical record increase in the volume of our reverse correspondent and retail channels were partially offset by a lower average margin in those channels mostly due to unfavorable yield spread widening observed in the market.
Other revenue, net
Other revenue, net increased $22.4 million as compared to 2020 primarily due to higher fees earned on increased loan origination volume and setup fees earned for loans boarded on our servicing platform, mostly driven by our forward correspondent and consumer direct channels.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes gains of $25.2 million and $41.7 million in 2021 and 2020, respectively, due to the revaluation gains on certain MSRs purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net, within the Originations segment because the segment’s business objective is the sourcing of new MSRs at targeted returns. We transfer the MSR from the Originations segment to the Servicing segment at fair value.
MSR valuation adjustments, net decreased $16.5 million as compared to 2020. Opportunities for fair value discount or margins were larger in the early period of the pandemic and have reduced as markets normalized.
Operating Expenses
Operating expenses increased $58.4 million, or 51%, as compared to 2020, due to our increased production volumes. Compensation and benefits increased by $39.4 million, or 63%, with a $23.1 million increase in salary and benefits and $10.9 million higher commissions. Originations average headcount increased 65% as compared to 2020, reflecting an increase in loan production levels, and reflecting the integration of the TCB correspondent lending resources in the second half of 2021. The offshore-to-total average headcount ratio for Originations increased from 28% for 2020 to 38% for 2021.
Other operating expenses increased primarily due to a $7.8 million increase in Origination expense driven by increased origination volumes, a $4.2 million increase in Technology and communications mostly due to higher software usage and maintenance expenses to support the growth in originations volumes, a $3.5 million increase in advertising expense as part of Origination business expansion, and a $2.0 million increase in postage and mailing expenses in support of increased volumes. Certain other operating expenses are variable, and as a result, as origination volume increased so did the related expenses. Examples include credit reports, appraisals, settlement fees, and tax service fees recorded in origination expenses or certain outsourced services including surge resources recorded in Professional services.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increases in interest income and interest expense as compared to 2020 is primarily the result of the increase in the average held-for-sale loan and warehouse debt balances, due to increased loan production volumes.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment (starting in the fourth quarter of 2021) based on relative financing requirements.
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance and technology functions. Certain expenses incurred by corporate support services are allocated to the Servicing and Originations segments using various methodologies intended to approximate the utilization of such services. Various measurements of utilization of corporate support services are maintained, primarily time studies, personnel volumes and service consumption levels. In 2019, corporate support services costs were primarily allocated based on relative segment size. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, and other costs related to operating as a public company. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2020 and 2019 related to our re-engineering initiatives and have not been allocated to other segments.

CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 60% quota share of premiums and all related losses incurred by the third-party insurer, effective March 2021, with a 50% and 40% quota share through February 2021 and May 2020, respectively. The reinsurance agreement expires December 31, 2023, but may be terminated by either party at any time with six months advance written notice. The agreement will automatically renew for additional one-year terms unless either party provides 60 days advance written notice prior to renewal.
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs. 2019
Revenue
Premiums (CRL)	$5.9	$6.2	$12.9	(5)%	(52)%
Other revenue	0.3	0.4	0.3	(28)	55
Total revenue	6.2	6.6	13.2	(6)	(50)

Operating expenses
Compensation and benefits	88.2	89.6	125.7	(1)	(29)
Professional services	40.3	69.4	59.2	(42)	17
Technology and communications	22.5	28.9	43.4	(22)	(34)
Occupancy and equipment	3.1	11.1	17.4	(72)	(36)
Servicing and origination	0.4	1.7	0.7	(74)	(94)
Other expenses	7.3	8.1	11.0	(10)	(26)
Total operating expenses before corporate overhead allocations	161.8	208.7	257.4	(22)	(19)
Corporate overhead allocations
Servicing segment	(47.7)	(61.0)	(197.9)	(22)	(69)
Originations segment	(20.0)	(18.2)	(6.0)	10	202
Total operating expenses	94.1	129.5	53.5	(27)	142

Other income (expense), net
Interest income	0.5	1.9	1.8	(77)	9
Interest expense	(16.4)	(8.9)	(4.0)	85	121
Gain (loss) on extinguishment of debt	(15.5)	—	5.1	n/m	(100)
Other, net	1.2	(4.3)	(4.1)	(129)	3
Total other (expense) income, net	(30.2)	(11.2)	(1.3)	170	775

Income (loss) before income taxes	$(118.1)	$(134.1)	$(41.6)	(12)	222
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense decreased $1.3 million, or 1%, as compared to 2020 primarily as a result of a $4.2 million decline in salaries and benefit expense driven by a 7% decrease in average corporate headcount, including a 13% decrease in average onshore headcount from 308 to 267. In addition, the decline in compensation and benefits expense is driven by a $2.2 million decrease in annual incentive compensation and a $1.8 million decline in severance expense. These lower expenses were largely offset by a $7.9 million increase in share-based compensation mostly due to an increase in the fair value of cash-settled share-based awards associated with the increase in our common stock price during the year.
Professional Services
Professional services expense declined $29.1 million, or 42%, as compared to 2020, primarily due to a $16.9 million decrease in legal expenses and an $11.1 million decline in other professional services expenses. The net decline in legal expenses is largely due to expenses and provision for litigation settlement recorded in 2020 related to the CFPB and Florida matters. Legal expenses and professional services for 2020 included an $8.0 million recovery of prior expenses from a mortgage insurer and $3.5 million of COVID-19 related expenses, respectively. Cost reduction initiatives and higher utilization of professional services in 2020, including strategic vendor sourcing, cloud migration and consulting, resulted in lower other professional fees in 2021. Other professional services for 2021 includes $3.2 million of advisory fees related to the setup of our MSR investment joint venture with Oaktree, MAV Canopy.
Other Operating Expenses
Technology and communications expense decreased $6.4 million, or 22%, as compared to 2020, primarily due to a $3.5 million decline in telephone and telecommunication expense, and a $2.5 million decline in hardware and software depreciation expense. Cost re-engineering initiatives in 2020 resulted in lower expenses in 2021 through facility closure and the transition to a more cost-effective alternative telephone system. In addition, during 2020, we recognized accelerated depreciation for certain of our hardware and software assets and incurred additional expenses related to COVID-19.
Occupancy and equipment expense decreased $8.0 million or 72%, as compared to 2020, primarily due to the rationalization of our facilities. In 2020, we partially abandoned certain leased properties and recognized accelerated depreciation and exit costs. Depreciation and lease interest expense for 2021 declined $7.9 million as compared to 2020. Occupancy allocations to Servicing and Originations segments were lower by $4.3 million due to the above mentioned facility rationalization, partially offset by a $2.7 million decrease in repair, maintenance and utilities related expenses and a $1.1 million decline in postage and mailing expenses attributed to COVID-19.
Corporate overhead allocations decreased $11.5 million for 2021 as compared to 2020 largely due to the benefits of cost savings achieved at the corporate level, most significantly technology expenses, achieved through our cost re-engineering initiatives in 2020.
Other Income (Expense)
Interest expense of the Corporate segment relates to the remaining corporate debt unallocated to other segments. Interest expense increased $7.6 million, or 85%, as compared to 2020. The increase is primarily driven by a higher cost of corporate debt that is mostly due to the senior secured notes issued at a discount on March 4, 2021 and May 3, 2021.
On March 4, 2021, we recognized a loss on debt extinguishment of $15.5 million resulting from our early repayment of the SSTL due May 2022 and our early redemption of our 6.375% PHH senior unsecured notes due August 2021 and our 8.375% PMC senior secured notes due November 2022.
We reported $1.2 million Other income in 2021, as compared to $4.3 million Other expense in 2020. Loss adjustment expense, related to our CRL business decreased by $1.8 million due to a decline in the number of covered REO properties and claims filed during 2021 compared to 2020. In 2020, we recognized a $2.2 million net loss on the sale of a vacant office facility. In addition, we recorded foreign currency remeasurement gains of $0.3 million in 2021, as compared to losses of $1.0 million in 2020, related to our operations in India and the Philippines.
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
In addition, we have successfully completed at market terms the following during 2021 with respect to our current and anticipated financing needs:
•We increased the total borrowing capacity on our mortgage loan warehouse facilities by $1.1 billion to support growth in our Originations business. We reduced our weighted average interest rate on these facilities by 0.72% during the year.
•We increased the borrowing capacity of our MSR financing facilities by $410.0 million to fund our MSR bulk acquisitions and portfolio growth, and extended the duration of our debt. We reduced our weighted average interest rate on these facilities by 1.11% during the year.
•We voluntarily reduced total borrowing capacity on our advance facilities by $200.0 million as we continue to experience better than expected forbearance performance. We reduced our weighted average interest rate on these facilities by 0.42% during the year.
In the normal course of business, we are actively engaged with our lenders and as a result, have renewed, replaced or extended our debt agreements to the extent necessary to finance our operations. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows at the dates indicated:

	December 31, 2021			December 31, 2020
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$595.0	$82.7	$—	$795.0	$213.7	$—
Mortgage loan warehouse facilities	2,119.3	240.3	794.0	1,037.0	186.9	398.4
MSR financing facilities	785.0	40.4	18.3	375.0	39.2	13.0
Total	$3,499.3	$363.4	$812.3	$2,207.0	$439.9	$411.3
Total Capacity increase (decrease)	$1,292.3	$(76.5)		59%	(17)%
Advance facilities	$(200.0)	$(131.0)		(25)%	(61)%
Mortgage loan warehouse facilities	$1,082.3	$53.4		104%	29%
MSR financing facilities	$410.0	$1.2		109%	3%
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
Our total borrowing capacity increased by approximately $1.3 billion (or 59%) in 2021, mostly driven by a $1.1 billion (104%) increase in our mortgage loan warehouse capacity to fund the growth in our Originations business. In addition, we increased the capacity of our MSR financing facilities by $410.0 million to fund our MSR bulk acquisitions and portfolio growth. The available borrowing capacity under our advance financing facilities decreased by $131.0 million as compared to December 31, 2020 due to a $170.0 million voluntary reduction in total borrowing capacity of the OMART variable funding notes and a $30.0 million reduction in total borrowing capacity of the OFAF facility, offset in part by a $69.0 million decrease in outstanding borrowings, consistent with a decrease in our servicer advances. At December 31, 2021, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at December 31, 2021 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral.
We may utilize committed borrowing capacity under our mortgage warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At December 31, 2021, we had no committed borrowing capacity under our mortgage loan warehouse facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At December 31, 2021, our unrestricted cash position was $192.8 million compared to $284.8 million at December 31, 2020. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
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
•Investing in our servicing and originations businesses, including MSR, other asset acquisitions and MAV Canopy equity contribution;
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion at December 31, 2021. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During 2021, we funded $226.6 million out of the $2.0 billion borrowing capacity available as of December 31, 2020. We also had short-term commitments to lend $1.0 billion and $63.3 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2021. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). See Note 25 — Commitments to the Consolidated Financial Statements for additional information. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of December 31, 2021, we have approximately $2.09 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $1.09 billion of borrowings under forward and reverse mortgage warehouse facilities, $512.3 million of notes under advance financing facilities that will enter their respective amortization periods, $449.2 million outstanding under Agency and Ginnie Mae MSR financing facilities maturing in 2022, and $41.7 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.

In our liquidity management, we consider two factors more specifically as a result of the COVID-19 environment and the volatile interest rate environment: our increased advancing requirements as servicer during each investor remittance period, and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments due to interest rate fluctuations. First, as servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance plans. Loan payoffs and prepayments are a source of additional liquidity and are dependent on the interest rate environment. We also advance T&I and Corporate advances primarily on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Refer to Note 25 — Commitments to the Consolidated Financial Statements for further description of our servicer advance obligations. As subservicer, we are also required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. However, servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements, and we are generally reimbursed by NRZ the same day we fund P&I advances, or within no more than three days for servicing advances and certain P&I advances under the Ocwen agreements.
Second, we are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs, interest rate swap futures or other derivatives. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. Similarly, declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties. Our exposure to changes in fair value of our MSRs and the associated liquidity risk have increased as a result of the GSE MSR bulk acquisitions in June 2021. Refer to the sensitivity analysis in the Market Risk section of Risk Management for our quantitative and qualitative disclosures about market risk.
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
•Collections of servicing and subservicing fees and ancillary revenues;
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. While our investment in MAV Canopy exposes us to additional capital contributions, the relationship provides PMC an additional means to finance MSRs and maintain liquidity while maintaining servicing volume - See Item 1. Business, Oaktree Relationship for further details. With the launch of MAV and our relationships with other clients, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in additional sales of MSRs while we would perform subservicing for the sold portfolio.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements. At December 31, 2021, we held unrestricted cash in excess of this minimum amount.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of December 31, 2021.
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
On February 24, 2021, concurrent with the launch of the $400.0 million PMC Senior Secured Notes offering, both Moody’s and S&P reaffirmed the corporate ratings at Caa1 and B-, respectively. In addition, both agencies revised the outlook of the corporate ratings to Stable from Negative. This change in outlook was driven by the elimination of the short debt maturity runway and refinancing risk, which was listed as an area of concern by both Moody’s and S&P. On January 24, 2022, S&P affirmed the corporate rating at B-.
On January 24, 2022, S&P raised the assigned rating to the PMC Senior Secured Notes from ‘B-’ to ‘B’ and maintained a stable outlook citing improved profitability and increase in assets. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.

Cash Flows
Our operating cash flow is primarily impacted by operating results, including Originations gains on loan sales, changes in our servicing advance balances, the level of mortgage loan production, the timing of sales and securitizations of mortgage loans, and the margin calls required under our MSR financing facilities or derivative instruments. We classify purchases of MSRs through flow purchase agreements, Agency Cash Window and bulk acquisitions as investing activity. MSR investments represent a key indicator of our ability to generate future income in our Servicing business, together with originated MSRs. We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS borrowings as financing activity.
Our NRZ agreements represent an important component of our liquidity and our liquidity management, and have a significant impact on our consolidated statements of cash flows. Because the lump-sum payments we received in connection with our 2017 Agreements and New RMSR Agreements were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows through April 2020. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance. Net cash provided by operating activities for the years ended December 31, 2021 and 2020 includes $— million and $35.1 million, respectively, of such cash flows and they were offset by corresponding amounts in net cash used in financing activities in the same periods.
Our cash flows are summarized as follows:

$ in millions	For the Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(472)	$261
Net cash provided by (used in) investing activities	(1,001)	(528)
Net cash provided by (used in) financing activities	1,380	132
Net increase (decrease) in cash, cash equivalents and restricted cash	$(93)	$(135)
Cash, cash equivalents and restricted cash at end of period	$263	$357
Cash flows for the year ended December 31, 2021
Our operating activities used $472.2 million of cash largely due to the growth of our new Originations production with net cash paid on loans held for sale of $623.0 million, partially offset by the $28.9 million of net collections of servicing advances, mostly P&I advances.
Our investing activities used $1.0 billion of cash. The primary uses of cash in our investing activities include $831.2 million to purchase MSRs, mostly through bulk acquisitions, net cash outflows in connection with our HECM reverse mortgages of $135.1 million, and $27.9 million of capital contributions to our equity method investee MAV Canopy.
Our financing activities provided $1.4 billion of cash. Cash inflows include $647.9 million of proceeds from the issuance of the PMC Senior Secured Notes and the OFC Senior Secured Notes, warrants and common stock to Oaktree and $1.7 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, largely offset by repayments on the related financing liability of $1.6 billion, $247.0 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV, and a $1.1 billion net increase in borrowings under our mortgage warehouse and MSR financing facilities. Cash outflows include $319.2 million to repay our 6.375% senior unsecured notes and 8.375% senior secured notes, $188.7 million repayment of the SSTL, $69.0 million of net repayments on advance match funded liabilities, and $91.2 million of net payments on the financing liabilities related to MSRs transferred.
Cash flows for the year ended December 31, 2020
Our operating activities provided $261.0 million of cash largely due to $213.3 million of net collections of servicing advances, mostly P&I advances, partially offset by net cash paid on loans held for sale during the year of $121.5 million.
Our investing activities used $527.9 million of cash. The primary uses of cash in our investing activities include net cash outflows in connection with our HECM reverse mortgages of $258.9 million and $273.2 million to purchase MSRs.
Our financing activities provided $131.8 million of cash. Cash inflows include $1.2 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, less repayments on the related financing liability of $935.8 million. In addition, we increased borrowings under our mortgage loan warehouse facilities and MSR financing facilities by $119.5 million and $66.9 million, respectively. Cash outflows include repayments of $141.1 million on the SSTL, $97.8 million of net repayments on advance match funded liabilities, and $101.8 million of net payments on the financing liabilities related to MSRs transferred. In addition, we also paid $7.7 million of debt issuance costs related to our SSTL facility amendment and repurchased shares of our common stock for $4.6 million.
RISK MANAGEMENT
Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established policies and procedures intended to identify, assess, monitor and manage the types of risk to which we are subject, including strategic, market, credit, liquidity and operational risks.
Our Chief Risk and Compliance Officer is responsible for the design, implementation and oversight of our global risk management and compliance programs. Risks unique to our businesses are governed through various management processes and governance committees to oversee risk and related control activities across our company and provide a framework for potential issues to be identified, assessed and remediated under the direction of senior executives from our business, finance, risk, compliance, internal audit and law departments, as applicable. Information is aggregated and reports on risk matters are made to the Board of Directors, its Risk and Compliance Committee or its other committees, as applicable, to enable the Board of Directors and its committees to fulfill their governance and oversight responsibilities.
Strategic Risk
We are exposed to risk with respect to the strategic initiatives we need to undertake in order to return to sustainable growth and profitability. Strategic risk represents the risk to shareholder or enterprise value, current or future earnings, capital and liquidity from adverse business decisions and/or improper implementation of business strategies. Management is responsible for developing and implementing business strategies that leverage our core competencies and are appropriately structured, resourced and executed. Oversight for our strategic actions is provided by the Board of Directors. Our performance, relative to our business plans and our longer-term strategic plans, is reviewed by management and the Board of Directors.
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
Market Risk
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Liquidity Risk
We are exposed to liquidity risk through our ongoing needs to: originate, purchase, repurchase and finance mortgage loans; sell mortgage loans into secondary markets; retain, acquire and finance MSRs, make and finance advances; fund and sell additional future draws by borrowers under variable rate HECM loans; meet our HMBS issuer obligations with respect to MCA repurchases; repay maturing debt; meet our contractual obligations; and otherwise fund our operations. Liquidity is an essential component of our ability to operate and grow our business; therefore, it is crucial that we maintain adequate levels of excess liquidity to fund our businesses during normal economic cycles and events of market stress.
We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, asset valuations, changes in cash flows from operations, levels of interest rates, debt service requirements including contractual amortization and maturities, and unanticipated events, including legal and regulatory expenses. We also assess market conditions and capacity for debt issuance in the various markets that we access to fund our business needs. We have established internal processes to anticipate future cash needs and continuously monitor the availability of funds pursuant to our existing debt arrangements. We monitor MSR asset valuations and communicate closely with our lenders for this asset class to ensure adequate liquidity is maintained for mark-to-market valuation changes within MSR financing facilities. We manage this risk in multiple ways, including but not limited to engaging in MSR hedging activities, and maintaining liquidity earmarks at levels to support potential changes in MSR fair values.
We regularly evaluate capital structure options that we believe will most effectively provide the necessary capacity to support our investment objectives, address upcoming debt maturities and contractual amortization, and accommodate our business needs. Our objective is to maximize the total investment capacity through diversification of our funding sources while optimizing cost, advance rates and terms. Historical losses have significantly eroded our stockholders’ equity and weakened our financial condition. To the extent we are not successful in achieving our near-term objective of returning to sustainable profitability, funding continuing losses will limit opportunities to grow our business.
In general, we finance our business operations through a variety of activities - cash on hand, operating cash flow, term borrowings and both committed and non-committed asset-based lending facilities for our significant MSR, mortgage warehouse and servicing advance activities. We address liquidity risk by actively managing our sources and uses of funds and maintaining contingency funding capacities, including but not limited to undrawn excess borrowing capacity on credit lines beyond our expected needs and by extending the tenor of our financing arrangements from time to time. Management closely monitors growth, and can adjust originations pricing quickly to manage its liquidity profile as needed. We have typically “upsized” existing warehouse or advance facilities or entered into new secured facilities in anticipation of our liquidity needs.
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
NRZ is contractually obligated, pursuant to our agreements with them related to the Rights to MSRs, to make all advances required in connection with the loans underlying such MSRs. If NRZ’s advance financing facilities do not perform as envisaged or should NRZ otherwise be unable to meets its advance financing obligations, we would be required to meet our advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition and servicing operations. Due to its concentration in our portfolio, we monitor NRZ’s payment performance, liquidity and capital on a regular basis.
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

Concentration Risk
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2021, our servicing portfolio included significant client relationships with NRZ which represented 21% and 31% of our servicing portfolio UPB and loan count, respectively. The NRZ servicing portfolio accounts for approximately 66% of all delinquent loans that Ocwen services. During 2021, NRZ-related servicing fees retained by Ocwen represented approximately 19% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ (excluding ancillary income). The current terms of our agreements with NRZ extend through July 2022 (legacy Ocwen agreements).
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
Currently, subject to proper notice (generally180 days) and the payment of termination fees, NRZ has rights to terminate the legacy Ocwen agreements for convenience. Following the initial term ending July 2022, NRZ may extend the term of the Subservicing Agreements and Servicing Addendum for additional three-month periods by providing proper notice.
In the ordinary course, we regularly share information with NRZ and discuss various aspects of our relationship. At times, we discuss modifications to our relationship that we believe could be to our mutual benefit as our respective businesses evolve over time. We also discuss alternatives to the outcomes contemplated under our agreements when they were originally executed as facts and circumstances change over time. Examples of these discussions include our discussions with respect to the Rights to MSRs. As part of these discussions, we discussed several potential changes to existing contracts. It is possible that NRZ could exercise its rights to terminate for convenience or not renew some or all of the legacy Ocwen servicing agreements.
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
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Texas, Florida, New York and New Jersey, comprising 42% of the number of loans serviced at December 31, 2021. California has the largest concentration with 16% of the total loans serviced.

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
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. Refer to Note 3 — Fair Value to the Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, significant assumptions utilized, and sensitivity analyses. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value and classify instruments as Level 3 when the valuation technique requires significant unobservable inputs or assumptions. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See the Market Risk sections of Item 7A.Quantitative and Qualitative Disclosures About Market Risk for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale carried at fair value as well as any related derivatives at December 31, 2021, given hypothetical instantaneous parallel shifts in the yield curve. The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	December 31,
	2021	2020
Loans held for sale	$928.5	$387.8
Loans held for investment - Reverse mortgages	7,199.8	6,997.1
MSRs	2,250.1	1,294.8
Other	29.8	35.2
Assets at fair value	$10,408.2	$8,715.0
As a percentage of total assets	86%	82%
Assets at fair value using Level 3 inputs	$9,707.8	$8,376.8
As a percentage of assets at fair value	93%	96%

HMBS-related borrowings	6,885.0	6,772.7
Pledged MSR liabilities	797.1	567.0
Other	11.0	14.4
Liabilities at fair value	$7,693.1	$7,354.1
As a percentage of total liabilities	66%	72%
Liabilities at fair value using Level 3 inputs	$7,688.9	$7,349.4
As a percentage of liabilities at fair value	100%	100%
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

Valuation of Reverse Mortgage Loans Held for Investment
Reverse mortgage loans are insured by the FHA and transferred into Ginnie Mae guaranteed securities (or HMBS) that we sell into the secondary market. Loan transfers in these Ginnie Mae securitizations do not qualify for sale accounting and are recorded as secured borrowings. We record both loans held for investment and the corresponding HMBS borrowings at fair value. Our net exposure to reverse mortgages and the HMBS-related borrowings is limited to the residual value we retain, including future draw commitments. Changes in the fair value of the loans held for investment are largely offset by changes in the value of the related secured financing. As of December 31, 2021, we reported $6.98 billion securitized loans held for investment at fair value and $6.89 billion HMBS-related borrowings at fair value, with a residual, net asset value of $94.1 million. In 2021, we recorded a net $2.3 million loss on change in fair value of securitized loans held for investment and HMBS-related borrowings reported in Reverse mortgage revenue, net in our Servicing segment.
The fair value of both reverse mortgage loans held for investment and corresponding HMBS-related borrowings is based primarily on discounted cash flow methodologies. Inputs to the discounted cash flows of these assets include future draws and tail spread gains, conditional prepayment rate (including voluntary and involuntary prepayments) and discount rate. The determination of fair value requires management judgment due to the significant unobservable assumptions, including conditional prepayment rate and discount rate.
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
The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) by class projected for the five-year period beginning December 31, 2021:

	December 31,
Significant unobservable assumptions	2021	2020
Life in years
Range	1.0 to 8.2	0.9 to 8.0
Weighted average	5.7	5.9
Conditional prepayment rate (1)
Range	11.2 % to 36.6%	10.6% to 28.8%
Weighted average	16.0%	15.4%
Discount rate	2.6%	1.9%
(1)Includes voluntary and involuntary prepayments.
Valuation of MSRs and Pledged MSR Liabilities
We originate MSRs from our lending activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs, bulk purchases, asset acquisitions or business combinations. We account for MSRs and pledged MSR liabilities at fair value. As of December 31, 2021, we reported a $2.3 billion fair value of MSRs. In 2021, we recognized a $149.5 million fair value gain on the revaluation of our MSRs.
We determine the fair value of MSRs and pledged MSR liabilities primarily using discounted cash flow methodologies. The significant estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees and cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. The determination of the fair value of MSRs and pledged MSR liabilities requires management judgment relating to the significant unobservable assumptions that underlie the valuation, including prepayment speed, delinquency rates, cost to service and discount rate. Our judgement is informed by the transactions we observe in the market, by our actual portfolio performance and by the advice and information we obtain from our valuation experts, amongst other factors.
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
The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) by class projected for the five-year period beginning December 31, 2021:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	6.0% to 12.5%	7.2% to 16.5%	11.7% to 14.5%
Weighted average	9.0%	11.5%	12.5%
Delinquency
Range	0.6% to 1.3%	6.0% to 13.7%	9.9% to 20.0%
Weighted average	0.8%	7.7%	14.1%
Cost to service (in dollars)
Range	$68 to $69	$96 to $125	$193 to $235
Weighted average	$68	$106	$214
Discount rate	8.3%	10.1%	11.2%
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
Allowance for Losses on Servicing Advances and Receivables
Advances are generally fully reimbursed under the terms of servicing agreements. However, servicing advances may include claimable (with investors) but non-recoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. We record an allowance for losses on servicing advances to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At December 31, 2021, the allowance for losses on servicing advances was $7.0 million, which represented 1% of total servicing advances. In 2021, we recorded an $8.1 million provision expense for losses on servicing advances.
We record an allowance for losses on receivables in our Servicing business, including related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations. This allowance is based upon continuing assessments of collectability, historical loss experience, current conditions and reasonable and supportable forecasts. At December 31, 2021, the allowance for losses on receivables related to government-insured claims was $41.5 million, which represented 32% of total government-insured claims receivables. In 2021, we recorded a $14.4 million provision expense on receivables related to government-insured claims.
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
For the three-year periods ended December 31, 2021 and 2020, the U.S. and USVI filing jurisdictions were in material cumulative loss positions. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recognized a full valuation allowance of $175.4 million and $182.7 million on our U.S. deferred tax assets at December 31, 2021 and 2020, respectively, and a full valuation allowance of $0.4 million on our USVI deferred tax assets at both December 31, 2021 and 2020. The U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. As of December 31, 2021, we have recorded a liability for representation and warranty obligations and similar indemnification obligations of $49.4 million. In 2021, we recorded a $3.2 million provision expense for indemnification. See Note 26 — Contingencies for additional information.
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change. In 2021, we recorded a $9.4 million provision expense for loss contingencies. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $44.0 million at December 31, 2021. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2021.
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
For additional information, see Note 1 — Organization, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for additional information.
Our adoption of the standards listed below on January 1, 2021 did not have a material impact on our consolidated financial statements:
•Investments—Equity Securities (ASC Topic 321), Investments—Equity Method and Joint Ventures (ASC Topic 323), and Derivatives and Hedging (ASC Topic 815) (ASU 2020-01)
•Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06)
•Income Taxes: Simplifying the Accounting for Income Taxes (ASU 2019-12)
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
Our principal market risk exposure is the impact of interest rate changes on our mortgage-related assets and commitments, including MSRs, loans held for sale, loans held for investment, interest rate lock commitments (IRLCs) and other derivative instruments. In addition, changes in interest rates could materially and adversely affect the amount of escrow and float income, the volume of mortgage loan originations or result in MSR fair value changes. We also have exposure to the effects of changes in interest rates on our floating-rate borrowings, including MSR and advance financing facilities.
Our management-level Market Risk Committee establishes and maintains policies that govern our risk appetite and associated hedging programs, including such factors as market volatility, duration and interest rate sensitivity measures, limits, targeted hedge ratios, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions and our liquidity risk profile. See Note 17 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
Our market risk exposure may also be affected by the replacement of LIBOR, which is expected to be fully phased out and completely replaced by June 30, 2023. The LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021 and that beginning January 1, 2022, renewals of existing contracts should provide for the replacement of U.S. dollar LIBOR with an alternative reference rate. Many of our debt facilities incorporate LIBOR. These facilities either matured prior to the end of 2021 or have terms in place that provide for an alternative to LIBOR upon its phase-out. As we renew or replace these debt facilities, we are working with our counterparties to incorporate alternative benchmarks.

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
Our MSR policy’s objective is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement is subject to lower and upper thresholds, as modeled, of 40% and 60%, respectively. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the 40-60% coverage ratio to determine if it warrants adjustment based on market conditions and the symmetry of interest rate risk exposure and liquidity impacts of the hedge and asset profile under shock scenarios. In addition, while DV01 measures remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
Effective October 2021, we refined the scope of the hedge policy to allow for MSRs subject to LOI to be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions.
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at December 31, 2021. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at December 31, 2021	Hypothetical change in fair value due to 25 bps rate decrease (2)	Hypothetical change in fair value due to 25 bps rate increase (2)
Agency MSRs - interest rate sensitive (excluding NRZ and MAV)	$1,307.90	$(68.3)	$66.0

Asset value of securitized HECM loans, net of HMBS-related borrowing	94.1	3.4	(3.5)
MSR hedging derivative instruments	1.2	28.8	(28.4)
Total hedge position		32.2	(31.9)
Hypothetical hedge coverage ratio (1)		47%	48%

Hypothetical residual exposure to changes in interest rates		$(36.1)	$34.1
(1)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
(2)The baseline for the hypothetical change in fair value is based on a 10-year Treasury Rate of 1.25% at December 31, 2021.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties and exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements.

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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 60 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 5 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The pipeline hedging strategy’s objective is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 15% or +/- $15 million. During the fourth quarter 2021, the daily limit was revised to +/-7.5% or +/- $7.5 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements. Reverse pipeline is hedged under the same principles as described below, for unsecuritized loans held for investment.
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2021, given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2021 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.4	$(3.5)
Loans held for investment - Unsecuritized HECM loans and tails	0.04	(0.04)
Loans held for sale	15.8	(19.1)
Derivative instruments	12.1	(9.7)
Total MSRs - Agency and non-Agency (1)	(68.4)	66.1
Interest rate lock commitments (2)	(1.6)	1.3
Total, net	$(38.7)	$35.1
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio and on advance funding costs on the non-Agency MSR portfolio carried at fair value. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ and MAV financing liabilities, which are recorded in Pledged MSR liability expense.
(2)Forward mortgage loans only.
The increase in our net sensitivity as of December 31, 2021 as compared to December 31, 2020 (from approximately $15 million to $35 - $39 million for a 25 basis point parallel shift in the yield curve) is primarily due to the growth of our Servicing and Originations businesses, with the significant increase in the size of our Agency MSR portfolio through bulk acquisitions and the increase in our pipeline, as our hedging strategy objectives and coverage ratio remained broadly similar.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on December 31, 2021 balances, if interest rates were to increase by 1% on our variable rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $9.8 million resulting from an increase of $22.6 million in annual interest income and an increase of $12.8 million in annual interest expense.
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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2021 and 2020. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The averages presented represent weighted averages.

	Expected Maturity Date at December 31, 2021
	2022	2023	2024	2025	2026	Thereafter	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$136.7	$—	$—	$—	$—	$—	$136.7	$136.7
Average interest rate	0.27%	—%	—%	—%	—%	—%	0.27%
Loans held for sale, at fair value	917.5	—	—	—	—	—	917.5	917.5
Average interest rate	3.59%	—%	—%	—%	—%	—%	3.59%
Loans held for sale, at lower of cost or fair value (2)	6.1	0.4	—		—	4.5	11.0	11.0
Average interest rate	4.19%	5.51%	—%	—%	—%	3.59%	3.98%
Loans held for investment	414.3	628.4	899.7	1,152.8	761.6	3,342.9	7,199.8	7,199.8
Average interest rate	3.13%	3.23%	3.23%	2.96%	2.93%	2.74%	2.78%
Debt service accounts and interest-earning time deposits	10.0	0.1	—	—	0.1	0.5	10.6	10.6
Average interest rate	0.03%	4.00%	—%	—%	4.00%	5.40%	0.30%
Total rate-sensitive assets	$1,484.5	$628.9	$899.7	$1,152.8	$761.7	$3,347.9	$8,275.5	$8,275.5
Percent of total	17.94%	7.60%	10.87%	13.93%	9.20%	40.46%	100.00%

Rate-Sensitive Liabilities (3):
Match funded liabilities	$512.3	$—	$—	$—	$—	$—	$512.3	$512.0
Average interest rate	1.54%	—%	—%	—%	—%	—%	1.54%
Senior notes (4)	—	—	—	—	400.0	285.0	685.0	674.9
Average interest rate	—%	—%	—%	—%	7.88%	12.00%	9.59%
Mortgage loan warehouse facilities	1,085.1	—	—	—	—	—	1,085.1	1,085.1
Average interest rate	2.60%	—%	—%	—%	—%	—%	2.60%
MSR financing facilities (4)	490.9	94.2	—	—	277.1	39.5	901.7	873.8
Average interest rate	3.94%	2.69%	—%	—%	2.69%	—%	4.55%
Total rate-sensitive liabilities	$2,088.3	$94.2	$—	$—	$677.1	$324.5	$3,184.1	$3,145.8
Percent of total	65.59%	2.96%	—%	—%	21.27%	10.19%	100.00%

	Expected Maturity Date at December 31, 2021 (Notional Amounts)
	2022	2023	2024	2025	2026	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Forward MBS trades	175.0	—	—	—	—	—	$175.0	$0.4
Average coupon	2.07%	—%	—%	—%	—%	—%	2.07%
TBA / Forward MBS Trades	550.0	—	—	—	—	—	550.0	(0.3)
Average coupon	2.00%	—%	—%	—%	—%	—%	2.00%
Derivatives futures	792.5	—	—	—	—	—	792.5	1.7
Average coupon	1.53%	—%	—%	—%	—%	—%	1.53%
IRLCs	1,085.3	—	—	—	—	—	1,085.3	18.1
Average coupon	2.40%	—%	—%	—%	—%	—%	2.40%
TBA forward Pipeline trades	1,232.0	—	—	—	—	—	1,232.0	—
Average coupon	2.44%	—%	—%	—%	—%	—%	2.44%
Option contracts	575.0	—	—	—	—	—	575.0	(0.3)
Average coupon	—%	—%	—%	—%	—%	—%	—%
Total derivatives, net	$4,409.8	$—	$—	$—	$—	$—	$4,409.8	$19.7
Forward LIBOR curve (5)	0.45%	1.22%	1.46%	1.52%	1.52%	1.64%

	Expected Maturity Date at December 31, 2020
	2021	2022	2023	2024	2025	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$261.5	$—	$—	$—	$—	$—	$261.5	$261.5
Average interest rate	0.30%	—%	—%	—%	—%	—%	0.30%
Loans held for sale, at fair value	366.4	—	—	—	—	—	366.4	366.4
Average interest rate	3.33%	—%	—%	—%	—%	—%	3.33%
Loans held for sale, at lower of cost or fair value (2)	0.2	—	0.5	—	—	20.8	21.5	21.5
Average interest rate	5.00%	—%	5.51%	—%	—%	4.21%	4.42%
Loans held for investment	396.4	385.9	729.0	1,550.2	1,392.1	2,543.5	6,997.1	6,997.1
Average interest rate	3.26%	3.46%	3.64%	3.52%	3.53%	3.44%	4.82%
Debt service accounts and interest-earning time deposits	20.5	0.3	—	—	—	—	20.8	20.8
Average interest rate	0.09%	5.55%	—%	—%	—%	—%	0.17%
Total rate-sensitive assets	$1,045.0	$386.2	$729.5	$1,550.2	$1,392.1	$2,564.3	$7,667.3	$7,667.3
Percent of total	13.63%	5.04%	9.51%	20.22%	18.16%	33.44%	100.00%

Rate-Sensitive Liabilities (3):
Match funded liabilities	$106.3	$475.0	$—	$—	$—	$—	$581.3	$582.0
Average interest rate	4.10%	1.49%	—%	—%	—%	—%	1.96%
Senior notes (4)	21.5	291.5	—	—	—	—	313.1	320.9
Average interest rate	6.38%	8.38%	—%	—%	—%	—%	8.24%
Mortgage loan warehouse facilities	451.7	—	—	—	—	—	$451.7	451.7
Average interest rate	3.30%	—%	—%	—%	—%	—%	3.30%
MSR financing facilities (4)	349.4	41.7	—	—	—	47.5	438.6	406.9
Average interest rate	4.79%	5.07%	—%	—%	—%	—%	4.82%
Senior secured term loan (4)	20.0	165.0	—	—	—	—	185.0	184.6
Average interest rate	7.00%	7.00%	—%	—%	—%	—%	7.00%
Total rate-sensitive liabilities	$949.0	$973.2	$—	$—	$—	$47.5	$1,969.6	$1,946.1
Percent of total	48.18%	49.41%	—%	—%	—%	2.41%	100.00%

	Expected Maturity Date at December 31, 2020 (Notional Amounts)
	2021	2022	2023	2024	2025	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Forward MBS trades	50.0	—	—	—	—	—	50.0	$(0.1)
Average coupon	2.40%	—%	—%	—%	—%	—%	2.40%
TBA / Forward MBS Trades	400.0	—	—	—	—	—	400.0	(4.6)
Average coupon	2.22%	—%	—%	—%	—%	—%	2.22%
Derivatives futures	593.5	—	—	—	—	—	593.5	0.5
Average coupon	0.75%	—%	—%	—%	—%	—%	0.75%
IRLCs	631.4	—	—	—	—	—	631.4	22.7
Average coupon	2.89%	—%	—%	—%	—%	—%	2.89%
Total derivatives, net	$1,675	$—	$—	$—	$—	$—	$1,675	$19
Forward LIBOR curve (5)	0.14%	0.13%	0.20%	0.36%	0.60%	0.86%
(1)See Note 3 — Fair Value to the Consolidated Financial Statements for additional fair value information on financial instruments.
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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2021, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees as required by the New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Any waivers from either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers must be approved by our Board of Directors or a Board Committee and must be promptly disclosed. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on our web site at www.ocwen.com in the “Shareholders” section under “Corporate Governance.” Any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, as well as any waivers that are required to be disclosed under the rules of the SEC or the New York Stock Exchange, will be posted on our website.
The additional information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2021.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2022 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2021.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	3.1	Amended and Restated Articles of Incorporation, as amended (15)
	3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (16)
	4.1	Form of Certificate of Common Stock (1)
	4.2	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

4.3	Description of Common Stock (20)
10.1*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (12)
10.2*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (5)
10.3*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (6)
10.4*	Ocwen Financial Corporation 2017 Performance Incentive Plan (9)
10.5†††	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (15)
10.6	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l. , as amended (filed herewith)
10.7	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l., as amended (filed herewith)
10.8	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (7)
10.9†††††	Binding Term Sheet among Ocwen Financial Corporation, Ocwen USVI Services, LLC and Altisource S.à r.l. dated as of May 5, 2021 (18)
10.10*	Form of Indemnification Agreement (8)
10.11*	Form of Undertaking to Repay Advancement of Indemnification Expenses (8)
10.12††	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation, and New Residential Investment Corp. (10)
10.13††	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (10)
10.14††	New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (2)
10.15††
Amendment No. 1 to Transfer Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (2)

10.16*	Offer Letter, dated April 17, 2018, between Ocwen Financial Corporation and Glen Messina, as amended (filed herewith)
10.17††	Amendment No. 1 to Subservicing Agreement dated as of August 17, 2018 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (11)
10.18††	Amendment No. 1 to New RMSR Agreement dated as of August 17, 2018 among New Residential Mortgage LLC, Ocwen Loan Servicing, LLC and the other parties thereto (11)
10.19††	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC (11)
10.20*	Form of Director Restricted Stock Unit Agreement (1)
10.21*	Amended and Restated Ocwen Financial Corporation United States Basic Severance Plan (14)
10.22*	Amended and Restated Ocwen Financial Corporation United States Change in Control Severance Plan (14)
10.23*	Offer Letter dated January 17, 2019 between Ocwen Financial Corporation and June Campbell (3)
10.24*	Form of 2019 Annual Performance-Based Cash Award Agreement (4)
10.25*	Form of 2019 Annual Performance-Based Stock Award Agreement (4)
10.26*	Form of 2019 Annual Time-Based Cash Award Agreement (4)
10.27*	Form of 2019 Annual Time-Based Stock Award Agreement (4)
10.28*	Form of 2019 Transitional Cash Award Agreement (4)
10.29*	Form of Cash Award granted September 10, 2020 (15)
10.30*	Form of Restricted Stock Unit Award granted September 10, 2020 (15)
10.31††††
Amendment No. 2, dated as of October 5, 2020, to New RMSR Agreement dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (15)

10.32††††	Amendment No. 2, dated as of October 5, 2020, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (15)
10.33††††	Amendment No. 1, dated as of October 5, 2020, Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and PHH Mortgage Corporation (15)

10.34	Agreement Amending Notice Due Date among PHH Mortgage Corporation, New Residential Mortgage LLC and the other parties thereto, dated December 10, 2021 (filed herewith)
10.35††††	Transaction Agreement between Ocwen Financial Corporation and Oaktree Capital Management L.P. and affiliates, dated as of December 21, 2020 (20)
10.36††††	Form of Securities Purchase Agreement between Ocwen Financial Corporation, Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (20)
10.37	Form of Registration Rights Agreement between Ocwen Financial Corporation, Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (20)
10.38	Form of Warrant issuable to Opps OCW Holdings, LLC and ROF8 OCW MAV PT, LLC (20)
10.39*	Form of 2020 Annual Time-Based Cash Award Agreement (13)
10.40*	Form of 2020 Annual Performance-Based Cash Award Agreement (13)
10.41*	Ocwen Financial Corporation 2021 Equity Incentive Plan (17)
10.42	Bulk Servicing Rights Purchase and Sale Agreement between PHH Mortgage Corporation and AmeriHome Mortgage Company, LLC dated as of May 21, 2021 (18)
10.43††††
Note and Warrant Purchase Agreement, dated as of February 9, 2021, by and among Ocwen Financial Corporation, the purchasers signatory thereto, and Oaktree Fund Administration, LLC, as collateral agent (19)

10.44††††	Second Lien Notes Pledge and Security Agreement, dated as of March 4, 2021, among Ocwen Financial Corporation and Oaktree Fund Administration, LLC (19)
10.45	Form of $199,500,000 aggregate principal amount Senior Secured Notes due 2027 (19)
10.46	Form of Warrant issued March 4, 2021 (19)
10.47	Registration Rights Agreement dated as of March 4, 2021 (19)
10.48††††	First Lien Notes Pledge and Security Agreement dated as of March 4, 2021 among PHH Mortgage Corporation, PHH Corporation, other guarantors thereto, and Wilmington Trust, National Association (19)
10.49††††
Indenture, dated as of March 4, 2021, among PHH Mortgage Corporation, as the issuer, Ocwen Financial Corporation, as the parent, and the other guarantors thereto, and Wilmington Trust, National Association, as the trustee and collateral trustee (19)

10.50	Form of $400,000,000 aggregate principal amount 7.875% Senior Secured Notes due 2026 (19)
10.51††††	First Amendment to Transaction Agreement, dated as of March 4, 2021, by and among OCW MAV Holdings, LLC, Ocwen Financial Corporation, and affiliates of Oaktree Capital Management L.P. (19)
10.52*	Form of Stock-Settled Performance-Based Restricted Stock Unit Agreement dated March 2, 2021 (19)
10.53*	Form of Hybrid (Cash and Stock Settled) Performance-Based Restricted Stock Unit Agreement dated March 2, 2021 (19)
10.54*	Form of Stock-Settled Time-Based Restricted Stock Unit Agreement dated March 2, 2021 (19)
10.55*	Form of Hybrid (Cash and Stock Settled) Time-Based Restricted Stock Unit Agreement dated March 2, 2021 (19)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (included as Exhibit 101).
*    Management contract or compensatory plan or agreement.

†    Certain exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any referenced exhibits will be furnished supplementally to the SEC upon request.
††    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†††    Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.
††††    Certain schedules to the exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.
††††† Certain information has been omitted in accordance with Item 601(b)(10) of Regulation S-K because it is both not material and is the type of information that the Registrant treats as private or confidential. An unredacted copy will be furnished supplementally to the SEC upon request.
(1)Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2018 filed on February 27, 2019.
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
(6) Incorporated by reference from the similarly described exhibit to the Registrant’s definitive Proxy Statement with respect to its 2007 Annual Meeting of Shareholders as filed on March 30, 2007.
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
(11) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 filed on November 6, 2018.
(12) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed on April 28, 2016.
(13) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 filed on May 8, 2020.
(14) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 filed on August 4, 2020.
(15) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 filed on November 3, 2020.
(16) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(17) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on May 25, 2021.
(18) Incorporated by reference to the similarly described exhibit to the Registrant’s Form10-Q for the period ended June 30, 2021 filed on August 5, 2021.
(19) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the period ended March 31, 2021 filed on May 4, 2021.
(20) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 19, 2021.

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer
Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Phyllis R. Caldwell	Date: February 25, 2022
Phyllis R. Caldwell, Chair of the Board of Directors

/s/ Glen A. Messina	Date: February 25, 2022
Glen A. Messina, President, Chief Executive Officer and Director (principal executive officer)

/s/ Alan J. Bowers	Date: February 25, 2022
Alan J. Bowers, Director

/s/ Jenne K. Britell	Date: February 25, 2022
Jenne K. Britell, Director

/s/ Jacques J. Busquet	Date: February 25, 2022
Jacques J. Busquet, Director

/s/ DeForest B. Soaries, Jr.	Date: February 25, 2022
DeForest B. Soaries, Jr., Director

/s/ Kevin Stein	Date: February 25, 2022
Kevin Stein, Director

/s/ June C. Campbell	Date: February 25, 2022
June C. Campbell, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Francois Grunenwald	Date: February 25, 2022
Francois Grunenwald, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2021

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for measurement of credit losses on financial instruments and made an irrevocable fair value election for certain financial instruments in 2020 due to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Fair Value - Mortgage Servicing Rights — Refer to Notes 3 and 7 to the financial statements
Critical Audit Matter Description
The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. The determination of the fair value of MSRs requires management judgment due to the significant unobservable assumptions that underlie the valuation. The Company estimates the fair value of its MSRs with the assistance of independent third-party valuation experts that use discounted cash flow models and analysis of current market data. The significant unobservable assumptions used in the valuation of MSRs include prepayment speeds, cost to service, and discount rates. The Company’s MSRs balance was $2.250 billion at December 31, 2021, which are classified as Level 3 in the valuation hierarchy. A change in the significant unobservable valuation assumptions utilized might result in a significantly higher or lower fair value measurement.
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
Fair Value – Loans Held for Investment — Refer to Notes 3 and 5 to the financial statements
Critical Audit Matter Description

The Company has elected to account for its reverse residential mortgage loans that are classified as loans held for investment (“reverse mortgages”) at fair value. The fair value of reverse mortgages is based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments on HECM reverse mortgage loans. The Company’s reverse mortgage balance was $7.2 billion at December 31, 2021, which is classified as Level 3 in the valuation hierarchy. A change in the valuation assumptions utilized might result in a significantly higher or lower fair value measurement.

We identified the valuation of reverse mortgages as a critical audit matter because of (i) the significant judgments made by management in determining the prepayment speeds, voluntary and involuntary prepayments, and discount rate assumptions, all of which are unobservable, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant unobservable valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable valuation assumptions used by management to estimate the fair value of the Company’s reverse mortgages included the following, among others:

•We tested the operating effectiveness of controls over management’s valuation of reverse mortgages and management’s evaluation of the reasonableness of the significant unobservable assumptions, data utilized in the valuation model, and their determination of (1) prepayment speeds (2) voluntary and involuntary prepayments and (3) discount rate.
•We subjected the data utilized in determining the unobservable assumptions used in the valuation model to substantive audit procedures on a sample basis by confirming balances with borrowers, obtaining and inspecting loan origination documents, and obtaining and inspecting supporting documentation for loan activity.
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
February 25, 2022
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of accounting standards update (ASU) 2016-13: Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (CECL).
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

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 25, 2022

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$192,792	$284,802
Restricted cash ($9,759 and $16,791 related to variable interest entities (VIEs))	70,654	72,463
Mortgage servicing rights, at fair value	2,250,147	1,294,817
Advances, net (amounts related to VIEs of $587,059 and $651,576)	772,433	828,239
Loans held for sale ($917,534 and $366,364 carried at fair value) ($462,144 and $0 related to VIEs)	928,527	387,836
Loans held for investment, at fair value ($7,879 and $9,770 related to VIEs)	7,207,641	7,006,897
Receivables, net	180,707	187,665
Investment in equity method investee	23,297	—
Premises and equipment, net	13,674	16,925
Other assets ($21,886 and $25,476 carried at fair value) ($1,530 and $4,544 related to VIEs)	507,250	571,483
Total assets	$12,147,123	$10,651,127

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$6,885,022	$6,772,711
Other financing liabilities, at fair value ($238,144 and $0 due to related party) ($7,879 and $9,770 related to VIEs)	804,963	576,722
Advance match funded liabilities (related to VIEs)	512,297	581,288
Mortgage loan warehouse facilities	1,085,076	451,713
MSR financing facilities, net	900,760	437,672
Senior secured term loan, net	—	179,776
Senior notes, net ($222,242 due to related parties)	614,797	311,898
Other liabilities ($3,080 and $4,638 carried at fair value)	867,514	923,975
Total liabilities	11,670,429	10,235,755

Commitments and Contingencies (Notes 25 and 26)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 9,208,312 and 8,687,750 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	92	87
Additional paid-in capital	592,572	556,062
Accumulated deficit	(113,604)	(131,682)
Accumulated other comprehensive loss, net of income taxes	(2,366)	(9,095)
Total stockholders’ equity	476,694	415,372
Total liabilities and stockholders’ equity	$12,147,123	$10,651,127

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenue
Servicing and subservicing fees	$781,941	$737,320	$975,507
Reverse mortgage revenue, net	79,676	60,726	86,309
Gain on loans held for sale, net	145,755	137,236	38,300
Other revenue, net	42,727	25,630	23,259
Total revenue	1,050,099	960,912	1,123,375

MSR valuation adjustments, net	(109,900)	(251,921)	(120,876)

Operating expenses
Compensation and benefits	297,947	265,295	313,508
Servicing and origination	113,627	77,265	109,007
Professional services	81,890	106,872	102,638
Technology and communications	56,021	59,592	79,166
Occupancy and equipment	36,536	47,503	68,146
Other expenses	23,306	19,177	1,474
Total operating expenses	609,327	575,704	673,939

Other income (expense)
Interest income	26,374	15,999	17,104
Interest expense ($31,656, $0 and $0 due to related parties)	(143,968)	(109,367)	(114,129)
Pledged MSR liability expense ($4,675, $0 and $0 due to related party)	(209,901)	(152,334)	(372,089)
Gain (loss) on extinguishment of debt	(15,458)	—	5,099
Earnings of equity method investee	3,620	—	—
Other, net	4,090	6,731	8,964
Total other income (expense), net	(335,243)	(238,971)	(455,051)

Income (loss) before income taxes	(4,371)	(105,684)	(126,491)
Income tax expense (benefit)	(22,449)	(65,506)	15,634
Net income (loss)	$18,078	$(40,178)	$(142,125)

Earnings (loss) per share
Basic	$2.00	$(4.59)	$(15.86)
Diluted	$1.93	$(4.59)	(15.86)

Weighted average common shares outstanding
Basic	9,021,975	8,748,725	8,962,961
Diluted	9,382,467	8,748,725	8,962,961

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income (loss)	$18,078	$(40,178)	$(142,125)
Other comprehensive income (loss), net of income taxes
Reclassification adjustment for losses on cash flow hedges included in net income	115	158	147
Change in unfunded pension plan obligation liability	6,529	(1,620)	(3,442)
Other	84	(39)	(42)
Comprehensive income (loss)	$24,806	$(41,679)	$(145,462)

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at January 1, 2019	8,927,495	$89	$555,306	$3,567	$(4,257)	$554,705
Net loss	—	—	—	(142,125)	—	(142,125)
Cumulative effect on adoption of FASB ASU 2016-02, Leases	—	—	—	16	—	16
Equity-based compensation and other	63,321	1	2,751	—	—	2,752
Other comprehensive loss, net of income taxes	—	—	—	—	(3,337)	(3,337)
Balance at December 31, 2019	8,990,816	90	558,057	(138,542)	(7,594)	412,011
Net loss	—	—	—	(40,178)	—	(40,178)
Cumulative effect of adoption of FASB ASU No. 2016-13, Credit Losses	—	—	—	47,038	—	47,038
Repurchase of common stock	(377,484)	(4)	(4,601)	—	—	(4,605)
Additional shares issued on reverse stock split rounding	4,692	—	—	—	—	—
Equity-based compensation and other	69,726	1	2,606	—	—	2,607
Other comprehensive loss, net of income taxes	—	—	—	—	(1,501)	(1,501)
Balance at December 31, 2020	8,687,750	87	556,062	(131,682)	(9,095)	415,372
Net income	—	—	—	18,078	—	18,078
Issuance of common stock	426,705	4	12,165	—	—	12,169
Issuance of common stock warrants, net of issuance costs	—	—	19,956	—	—	19,956
Equity-based compensation and other	93,857	1	4,389	—	—	4,390
Other comprehensive income, net of income taxes	—	—	—	—	6,729	6,729
Balance at December 31, 2021	9,208,312	$92	$592,572	$(113,604)	$(2,366)	$476,694
The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$18,078	$(40,178)	$(142,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	109,900	251,921	120,876
Loss (gain) on sale of MSRs, net	121	(184)	(453)
Provision for bad debts	22,738	25,637	34,867
Depreciation	10,265	19,121	31,911
Amortization of debt issuance costs and discount	7,792	6,992	4,512
Loss (gain) on extinguishment of debt	15,458	—	(5,099)
Provision for (reversal of) valuation allowance on deferred tax assets	2,344	28,215	32,470
Decrease (increase) in deferred tax assets other than provision for valuation allowance	(2,129)	(29,589)	(29,350)
Equity-based compensation expense	4,719	2,401	2,697
Loss (gain) on valuation of Pledged MSR financing liability	77,945	(17,853)	152,986
Net gain on valuation of loans held for investment and HMBS-related borrowings	(18,304)	(10,078)	(55,869)
Earnings of equity method investee	(3,620)	—	—
Gain on loans held for sale, net	(145,755)	(137,236)	(38,300)
Origination and purchase of loans held for sale	(19,972,375)	(7,552,026)	(1,488,974)
Proceeds from sale and collections of loans held for sale	19,349,349	7,430,544	1,380,138
Changes in assets and liabilities:
Decrease in advances, net	28,868	213,293	105,052
(Increase) decrease in receivables and other assets, net	14,168	114,089	126,881
Increase (decrease) in other liabilities	6,796	(34,181)	(72,182)
Other, net	1,487	(9,914)	(8,098)
Net cash provided by (used in) operating activities	(472,155)	260,974	151,940

Cash flows from investing activities
Origination of loans held for investment	(1,763,418)	(1,203,645)	(1,026,154)
Principal payments received on loans held for investment	1,628,320	944,699	558,720
Purchase of MSRs	(831,204)	(273,197)	(145,668)
Proceeds from sale of MSRs	—	248	4,984
Acquisition of reverse mortgage subservicing agreements	(8,956)	—	—
Investment in equity method investee	(27,927)	—	—
Distribution of capital from equity method investee	8,250	—	—
Acquisition of advances in connection with the purchase of MSRs	(6,276)	(14)	(1,457)
Proceeds from sale of advances and match funded advances	1,272	809	14,186
Purchase of real estate	(6,525)	(1,377)	(2,772)
Proceeds from sale of real estate	8,118	7,525	7,548
Additions to premises and equipment	(3,270)	(4,110)	(1,954)
Other, net	166	1,187	5,129
Net cash provided by (used in) investing activities	(1,001,450)	(527,875)	(587,438)

Cash flows from financing activities
Repayment of match funded liabilities, net	(68,991)	(97,821)	(99,175)
Repayment of other financing liabilities	(91,248)	(101,771)	(218,783)
Proceeds from (repayments of) mortgage loan warehouse facilities, net	633,363	119,489	176,511
Proceeds from MSR financing facilities	715,747	369,024	343,641
Repayment of MSR financing facilities	(249,973)	(300,553)	(39,420)
Repayment of Senior notes	(319,156)	—	(131,791)
Proceeds from issuance of Senior notes and warrants	647,944	—	—
Proceeds from issuance of additional senior secured term loan (SSTL)	—	—	119,100
Repayment of senior secured term loan (SSTL) borrowings	(188,700)	(141,067)	(25,433)
Payment of debt issuance costs	(16,210)	(7,701)	(2,813)
Proceeds from sales of MSRs to related party, accounted for as a financing	247,038	—	—
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	1,674,914	1,232,641	962,113
Repayment of HMBS-related borrowings	(1,614,295)	(935,778)	(549,600)
Issuance of common stock	9,878	—	—
Repurchase of common stock	—	(4,605)	—
Other, net	(525)	(32)	(3,522)
Net cash provided by (used in) financing activities	1,379,786	131,826	530,828

Net increase (decrease) in cash, cash equivalents and restricted cash	(93,819)	(135,075)	95,330
Cash, cash equivalents and restricted cash at beginning of year	357,265	492,340	397,010
Cash, cash equivalents and restricted cash at end of year	$263,446	$357,265	$492,340

Supplemental cash flow information
Interest paid	$125,115	$97,023	$111,144
Income tax payments (refunds), net	(22,335)	(43,469)	4,075

Supplemental non-cash investing and financing activities
Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	4,485	3,724	66,231
Lease liability	4,219	2,902	66,247
Transfers from loans held for investment to loans held for sale	4,271	3,084	1,892
Transfers of loans held for sale to real estate owned (REO)	8,438	3,657	6,636
Derecognition of MSRs and financing liabilities:
MSRs	$—	(263,664)	—
Financing liability - Pledged MSR liability	—	(263,664)	—
Deconsolidation of mortgage-backed securitization trusts (VIEs):
Loans held for investment	$—	$(10,715)	$—
Other financing liabilities	—	(9,519)	—
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	—	47,038	—
Supplemental information - Sale and deconsolidation of subsidiary
Cash proceeds received	$4,409	$—	$—
Equity / cash balance held by subsidiary upon sale	(5,250)	—	—

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts reported in the consolidated statements of cash flows:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$192,792	$284,802	$428,339
Restricted cash and equivalents:
Debt service accounts	9,968	20,141	23,276
Other restricted cash	60,686	52,322	40,725
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$263,446	$357,265	$492,340
The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 AND 2019
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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective May 3, 2021, Ocwen holds a 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) that invests in mortgage servicing assets through its wholly owned licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV). See Note 11 — Investment in Equity Method Investee for additional information.
We perform servicing activities related to our own mortgage servicing rights (MSRs) portfolio (primary) and on behalf of other servicers (subservicing), the largest being New Residential Investment Corp. (NRZ), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively referred to as GSEs), the Government National Mortgage Association (Ginnie Mae, and together with the GSEs, the Agencies) and private-label securitizations (PLS, or non-Agency). As a subservicer or primary servicer, we may be required to make advances for certain property tax and insurance premium payments, default and property maintenance payments and principal and interest payments on behalf of delinquent borrowers to mortgage loan investors before recovering them from borrowers. Most, but not all, of our subservicing agreements provide for us to be reimbursed for any such advances by the owner of the servicing rights. Advances made by us as primary servicer are generally recovered from the borrower or the mortgage loan investor. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
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
We had a total of approximately 5,700 employees at December 31, 2021 of which approximately 3,200 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, nearly 70% were engaged in supporting our loan servicing operations as of December 31, 2021.
Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
Principles of Consolidation
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP).
Our consolidated financial statements include the accounts of Ocwen, its wholly-owned subsidiaries and any variable interest entity (VIE) for which we have determined that we are the primary beneficiary. We apply the equity method of accounting to investments where we are able to exercise significant influence, but not control, over the policies and procedures of the entity.
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
Restricted Cash
Restricted cash includes amounts specifically designated to repay debt, to provide over-collateralization for MSR financing facilities, mortgage loan warehouse facilities and match funded debt facilities, and to provide additional collateral to support certain obligations, including letters of credit.
Mortgage Servicing Rights
MSRs are assets representing our right to service portfolios of mortgage loans. We recognize MSRs when originated or purchased loans are securitized or sold in the secondary market. We also acquire MSRs through flow purchase agreements, Agency Cash Window programs, and bulk acquisition transactions, or through asset purchases or business combination transactions. The unpaid principal balance (UPB) of the loans underlying the MSRs is not included on our consolidated balance sheets. For servicing retained in connection with the securitization of reverse mortgage loans accounted for as secured financings, we do not recognize an MSR.
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
We earn fees for servicing and subservicing both forward and reverse mortgage loans. We collect servicing and subservicing fees, generally expressed as a percent of UPB or fee per loan by loan performing status, from the borrowers’ payments or from the owner of the servicing in subservicing relationships . In addition to servicing and subservicing fees, we also report late fees, prepayment penalties, float earnings and other ancillary fees as revenue in Servicing and subservicing fees in our consolidated statements of operations. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected, when loans are modified or liquidated through the sale of the underlying real estate collateral, or when subservicing customers are invoiced.
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
Servicing advances are financial assets subject to the credit loss allowance model under Accounting Standards Codification (ASC) 326: Financial Instruments - Credit Losses (CECL), effective January 1, 2020. The allowance for expected credit losses is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectability. Expected credit losses on advances are expected to be nil, or de minimis, as advances are generally fully reimbursable or recoverable under the terms of the servicing agreements. GSE and government-insured advances are subject to implicit and government guarantees, respectively, regarding advance reimbursement and the non-Agency pooling and servicing agreement terms regarding advance recovery, the credit loss history and the expectation over the remaining life of the advance portfolio support a zero allowance for credit loss.
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
We report any gain or loss on the transfer of loans held for sale in Gain on loans held for sale, net in the consolidated statements of operations along with the changes in fair value of the loans and the gain or loss on any related derivatives. Gains or losses on sales or securitizations take into consideration any retained interests, including servicing rights and representation and warranty obligations, both of which are initially recorded at fair value at the date of sale in Gain on loans held for sale, net, in our consolidated statements of operations. We include all changes in loans held for sale and related derivative balances in operating activities in the consolidated statements of cash flows.
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
Effective January 1, 2019, we elected to fair value future draw commitments for HECM loans purchased or originated after December 31, 2018. The value of future draw commitments for HECM loans purchased or originated before January 1, 2019 were recognized as the draws were securitized or sold. Effective January 1, 2020, in connection with the adoption of Accounting Standard Update (ASU) 2016-13 and ASU 2019-04: Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, we made an irrevocable fair value election on all future draw commitments for HECM loans that were purchased or originated before January 1, 2019. We recorded cumulative-effect adjustments of $47.0 million to retained earnings as of January 1, 2020, to reflect the excess of the fair value over the carrying amount.
Upfront costs and fees related to loans held for investment, including broker fees, are recognized in Reverse mortgage revenue, net in the consolidated statement of operations as incurred and are not capitalized. Premiums on loans purchased via the correspondent channel are capitalized upon origination because they represent part of the purchase price. However, the loans are subsequently measured at fair value on a recurring basis.
We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) and recognize no gain or loss on the transfer. We measure the HECM loans and HMBS-related borrowings at fair value on a recurring basis. The changes in fair value of the HECM loans and HMBS-related borrowings are included in Reverse mortgage revenue, net in our consolidated statements of operations. Included in net fair value changes on the HECM loans and related HMBS borrowings are the net interest income that we expect to be collected on the HECM loans and the interest expense on the HMBS-related borrowings. In addition, Reverse mortgage revenue, net includes the fair value changes of the interest rate lock commitments related to reverse mortgage loans. We report originations and collections of HECM loans in investing activities in the consolidated statements of cash flows. We report net fair value gains on HECM loans and the related HMBS borrowings as an adjustment to the net cash provided by or used in operating activities in the consolidated statements of cash flows. Proceeds from securitizations of HECM loans and payments on HMBS-related borrowings are included in financing activities in the consolidated statements of cash flows.
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
In order to recognize a sale of financial assets, the transferred assets must be legally isolated, not be constrained by restrictions from further transfer and be deemed to be beyond our control. If the transfer does not meet any of these three criteria, the financial assets are not derecognized and the transaction is accounted for consistent with a secured financing. In certain situations, we may have continuing involvement in transferred loans through our retained servicing. Transactions involving retained servicing would still be eligible for sale accounting, as we have ceded effective control of these loans to the purchaser.
A sale of MSRs shall be recognized as a sale for accounting purposes if substantially all the risks and rewards inherent in owning the MSRs have been effectively transferred to the buyer, title has transferred to the buyer and any protection provisions retained by the seller are minor and can be reasonably estimated. In the case of transfers of MSRs accounted for as a sale where we retain the right to subservice, we defer any related gain or loss and amortize the balance over the life of the subservicing agreement. A loss shall be recognized currently if the transferor determines that prepayments of the underlying mortgage loans may result in performing the future servicing at a loss.
A sale of mortgage servicing rights with a subservicing contract may not be treated as a sale when the terms of the subservicing contract unduly limit the buyer's ability to exercise ownership control over the servicing rights or results in the seller retaining some of the risks and rewards of ownership. If the buyer cannot cancel or decline to renew the subservicing contract after a reasonable period of time, the buyer is precluded from exercising certain rights of ownership. Conversely, if the seller cannot cancel the subservicing contract after a reasonable period of time, the seller has not transferred substantially all of the risks of ownership. If the criteria for sale recognition are not met, the transferred MSRs are not derecognized and the transaction is accounted for consistent with a secured financing. Accordingly, when a transaction does not achieve sale treatment, we recognize the proceeds received and a corresponding liability, referred to as Pledged MSR liability within Other financing liabilities, that we subsequently remeasure at fair value with changes in fair value reported within Pledged MSR liability expense in the consolidated statements of operations. In the case of a sale of MSRs accounted for as a secured financing where we retain the right to subservice, no gain or loss is generally recognized on the transfer. A gain or loss may be recognized to the extent the estimated fair value of the pledged MSR liability differs from the total proceeds of the MSR transfer.
Subsequent to the determination that a transaction does not meet the accounting sale criteria, we may determine that we meet the criteria. In the event we subsequently meet the accounting sale criteria, we derecognize the transferred assets and related liabilities. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
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
Our leases include non-cancelable operating leases for premises and equipment. At lease commencement and renewal date, we estimate the ROU assets and lease liability at present value using our estimated incremental borrowing rate. We amortize the balance of the ROU assets and recognize interest on the lease liability. Our lease liability represents the present value of the lease payments and is reduced as we make cash payments on our lease obligations. Our ROU lease assets are evaluated for impairment in accordance with ASC 360: Premises and Equipment.
Intangible Assets
Intangible assets are recorded at their estimated fair value at the date of acquisition. Intangible assets deemed to have a finite useful life are amortized on a basis representative of the time pattern over which the benefit is derived. Intangible assets subject to amortization are evaluated for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable, but no less than annually. An impairment loss is recognized if the carrying value of the intangible asset is not recoverable and exceeds fair value. Intangible assets primarily consist of a subservicing intangible asset acquired in the transaction with Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)) and its then parent on October 1, 2021. This asset is being amortized ratably over the five-year term of the respective subservicing contracts based on portfolio runoff. Intangible assets are included in Other assets, net of accumulated amortization, on our consolidated balance sheets.
Investments in Unconsolidated Entities
We account for our investments in unconsolidated entities using the equity method. These investments include our investment in MAV Canopy in which we hold a significant, but less than controlling, ownership interest. Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that an other-than‐temporary decline in value may have occurred.
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
Basic and Diluted Earnings per Share
We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of outstanding options and warrants to purchase common stock using the treasury stock method.
Going Concern
In accordance with Financial Accounting Standards Board (FASB) ASC 205-40: Presentation of Financial Statements - Going Concern, we evaluate whether there are conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued.
Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recently Adopted Accounting Standards
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
The amendments in this ASU were effective on January 1, 2022, with early adoption permitted on January 1, 2021. Our early adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements.
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
This standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by the phase-out of certain tenors of the London Inter-bank Offered Rate (LIBOR) by the end of 2021 (or June 30, 2023 for U.S. dollar LIBOR of certain tenors). This guidance is effective upon issuance in March 2020 through December 31, 2022 and allows for retrospective application to contract modifications as early as January 1, 2020. We elected to retrospectively adopt this ASU as of January 1, 2020 which resulted in no immediate impact on our consolidated financial statements. Although we do not have any hedge accounting relationships, many of our debt facilities and loan agreements incorporate LIBOR as the referenced interest rate. Some of these facilities and loan agreements either matured prior to the end of 2021 (or June 30, 2023) or have terms in place that provide for an alternative to LIBOR upon its phase-out. We do not anticipate that this standard will have a material impact on our consolidated financial statements.
Income Taxes: Simplifying the Accounting for Income Taxes (ASU 2019-12)
On December 18, 2019, the FASB issued this ASU to ASC 740: Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include the removal of certain exceptions to the general principles of ASC 740 in such areas as intraperiod tax allocation, year to date losses in interim periods and deferred tax liabilities related to outside basis differences. Amendments also include simplification in other areas such as interim recognition of enactment of tax laws or rate changes and accounting for a franchise tax (or similar tax) that is partially based on income.
Our adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic

815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (ASU 2021-04)
The amendments in this ASU provide the following guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic: (1) treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, (2) measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange and (3) recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in ASC 718. In a multiple-element transaction (for example, one that includes both debt financing and equity financing), the total effect of the modification should be allocated to the respective elements in the transaction.
The amendments in this ASU were effective for us on January 1, 2022. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities (ASU 2021-08)
The amendments in this Update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations— Overall. The amendments in this ASU are issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with generally accepted accounting principles (GAAP)).
The amendments in this ASU are effective for us on January 1, 2023. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
Note 2 — Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these transfers of financial assets and asset-backed financing arrangements using special purpose entities (SPEs) or VIEs into the following groups: (1) securitizations of residential mortgage loans, (2) financings of loans held for sale, (3) financings of advances and (4) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 14 — Borrowings.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2021	2020	2019
Proceeds received from securitizations	$19,293,156	$7,533,284	$1,248,837
Servicing fees collected (1)	63,737	47,230	50,326
Purchases of previously transferred assets, net of claims reimbursed	(17,435)	(6,933)	(4,602)
	$19,339,458	$7,573,581	$1,294,561

(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the consolidated statements of operations.
In connection with these transfers, we retained MSRs of $222.7 million, $68.7 million and $7.5 million during 2021, 2020 and 2019, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	December 31,
	2021	2020
Carrying value of assets
MSRs, at fair value	$360,830	$137,029
Advances	151,166	143,361
UPB of loans transferred (1)	31,864,769	18,062,856
Maximum exposure to loss	$32,376,765	$18,343,246
(1)Includes $5.6 billion and $4.1 billion of loans delivered to Ginnie Mae as of December 31, 2021 and 2020, respectively, and includes loan modifications delivered through the Ginnie Mae Early Buyout Program (EBO).
At December 31, 2021 and 2020, 3.6% and 6.8%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 12.0% and 17.1%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
Financing of Loans Held for Sale using SPEs
In 2021, we entered into a warehouse mortgage loan financing facility with a third-party lender involving an SPE (trust). This facility is structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PMC to the trust for collateralization purposes. We have determined that the trust is a VIE for which we are the primary beneficiary. Therefore, we have included the trust in our consolidated financial statements. We have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance given we are the sole beneficial owner of the certificates issued by the trust and the servicer of the mortgage loans that result in cash flows to the trust, In addition, we have designed the trust at inception to facilitate the funding facility.
The table below presents the carrying value and classification of the assets and liabilities of the loans held for sale financing facility:

December 31, 2021
Mortgage loans (Loans held for sale, at fair value)	$462,144
Outstanding borrowings (Mortgage loan warehouse facilities)	459,344
Financings of Advances using SPEs
Match funded advances, i.e., advances that are pledged as collateral to our advance facilities, result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because we have determined that we are the primary beneficiary of the SPEs. Through wholly-owned subsidiaries we hold the sole equity interests in the SPEs and service the mortgage loans that generate the advances. These SPEs issue debt supported by collections on the transferred advances, and we refer to this debt as Advance match funded liabilities.
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
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	December 31,
	2021	2020
Match funded advances (Advances, net)	$587,059	$651,576
Debt service accounts (Restricted cash)	7,687	14,195
Unamortized deferred lender fees (Other assets)	1,305	4,253
Prepaid interest (Other assets)	225	291
Advance match funded liabilities	512,297	581,288
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
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	December 31,
	2021	2020
MSRs pledged (MSRs, at fair value)	$630,605	$476,371
Unamortized deferred lender fees (Other assets)	1,495	1,183
Debt service account (Restricted cash)	104	211
Outstanding borrowings (MSR financing facilities, net)	317,523	210,755
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
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	December 31,
	2021	2020
MSRs pledged (MSRs, at fair value)	$99,833	$129,204
Debt service account (Restricted cash)	1,968	2,385
Outstanding borrowings (MSR financing facilities, net)	41,663	68,313
Unamortized debt issuance costs (MSR financing facilities, net)	413	894
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		December 31,
		2021		2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$917,534	$917,534	$366,364	$366,364
Loans held for sale, at lower of cost or fair value (b)	3	10,993	10,993	21,472	21,472
Total Loans held for sale		$928,527	$928,527	$387,836	$387,836

		December 31,
		2021		2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$7,199,762	$7,199,762	$6,997,127	$6,997,127
Loans held for investment - Restricted for securitization investors (a)	3	7,879	7,879	9,770	9,770
Total loans held for investment		7,207,641	7,207,641	7,006,897	7,006,897

Advances, net (c)	3	772,433	772,433	828,239	828,239
Receivables, net (c)	3	180,707	180,707	187,665	187,665
Mortgage-backed securities (a)	3	1	1	2,019	2,019
Corporate bonds (a)	2	211	211	211	211
Investment in equity method investee (c)	3	23,297	23,297	—	—
Financial liabilities:
Advance match funded liabilities (c)	3	$512,297	$511,994	$581,288	$581,997
Financing liabilities:
HMBS-related borrowings (a)	3	$6,885,022	$6,885,022	$6,772,711	$6,772,711
Other financing liabilities:
Financing liability - Pledged MSR liability (a)	3	797,084	797,084	566,952	566,952
Financing liability - Owed to securitization investors (a)	3	7,879	7,879	9,770	9,770
Total Other financing liabilities		$804,963	$804,963	$576,722	$576,722

Mortgage loan warehouse facilities (c)	3	$1,085,076	$1,085,076	$451,713	$451,713
MSR financing facilities (c) (d)	3	900,760	873,820	437,672	406,860
Senior secured term loan (c) (d)	2	$—	$—	$179,776	$184,639
Senior notes:
PMC & PHH Senior notes (c) (d) (f)	2	392,555	413,472	311,898	320,879
OFC Senior notes due 2027 (c) (d) (f)	3	222,242	261,455	—	—
Total Senior notes		$614,797	$674,927	$311,898	$320,879

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (a)	3	$18,084	$18,084	$22,706	$22,706
Forward trades - Loans held for sale (a)	1	364	364	(50)	(50)
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	(287)	(287)	(4,554)	(4,554)
Interest rate swap futures (a)	1	1,734	1,734	504	504
TBA forward Pipeline trades (a)	1	48	48	—	—
Option contracts (a)	2	(277)	(277)	—	—
Other (a)	3	(1,070)	(1,070)	—	—

MSRs (a)	3	$2,250,147	$2,250,147	$1,294,817	$1,294,817
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 14 — Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $220.9 million and $51.1 million at December 31, 2021 and 2020, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.

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
The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Year Ended December 31, 2021
Beginning balance	$9,770	$(9,770)	51,072	$2,019	$22,706
Purchases, issuances, sales and settlements
Purchases	—	—	436,154	—	—
Issuances (1)	—	—	—	—	627,677
Sales	—	—	(259,995)	(1,617)	—
Settlements	(1,891)	1,891	—	—	—
Transfers to:
Loans held for sale, at fair value (1)	—	—	—	—	(591,701)
Receivables, net	—	—	(1,644)	—	—
Other assets	—	—	(377)	—	—
	(1,891)	1,891	174,138	(1,617)	35,976

Change in fair value included in earnings (1)	—	—	(4,270)	(401)	(40,597)

Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$7,879	$(7,879)	$220,940	$1	$18,085
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs for 2021 is a $4.6 million loss. See Note 17 — Derivative Financial Instruments and Hedging Activities.

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Year Ended December 31, 2020
Beginning balance	$23,342	$(22,002)	$—	$2,075	$—
Purchases, issuances, sales and settlements
Purchases	—	—	162,589	—	—
Issuances	—	—	—	—	286,992
Deconsolidation of mortgage-backed securitization trusts	(10,715)	9,519	—	—	—
Sales	—	—	(137,780)	—	—
Settlements	(2,857)	2,857	—	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(285,198)
Receivables, net	—	—	(969)	—	—
	(13,572)	12,376	23,840	—	1,794
Change in fair value included in earnings	—	(144)	1,650	(56)	10,434

Transfers in and / or out of Level 3	—	—	25,582	—	10,478
Ending balance	$9,770	$(9,770)	$51,072	$2,019	$22,706

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Mortgage-Backed Securities	Derivatives - Interest Rate Caps
Year Ended December 31, 2019
Beginning balance	$26,520	$(24,815)	$1,502	$678
Purchases, issuances, sales and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(3,178)	2,813	—	—
	(3,178)	2,813	—	—

Change in fair value included in earnings	—	—	573	(678)

Ending balance	$23,342	$(22,002)	$2,075	$—

A reconciliation from the beginning balances to the ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Pledged MSR liability that we measure at fair value on a recurring and non-recurring basis is disclosed in Note 5 – Reverse Mortgages, Note 7 — Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting, respectively.
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
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic EBO and loan resolution activity as part of our contractual obligations as the servicer of the loans. Effective January 1, 2020, we elected to classify any repurchased loans as loans held for sale at fair value as we expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations (in the case of modified loans) or sell the loans to a private investor (in the case of EBO loans). Modified and EBO loans purchased before January 1, 2020 are classified as loans held for sale at the lower of cost or fair value. The fair value of these loans is estimated using both observable and unobservable inputs, including published forward Ginnie Mae prices or existing sale contracts, as well as estimated default, prepayment, and discount rates. The significant unobservable input in estimating fair value is the estimated default rate. Accordingly, these repurchased Ginnie Mae loans are classified as Level 3 within the valuation hierarchy.
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
Loans Held for Investment
Loans Held for Investment - Reverse Mortgages
We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans. Inputs of the discounted cash flows of these assets include future draws and tail securitization spreads, conditional prepayment rate (including voluntary and involuntary prepayments) and discount rate.
We engage third-party valuation experts in the determination of fair value. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies, the significant inputs and the assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We evaluate the reasonableness of our third party experts’ assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions. The fair value is equal to the third-party valuation expert fair value mark.
Significant unobservable assumptions include conditional prepayment rate and discount rate. The conditional prepayment rate assumption displayed in the table below is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates.

	December 31,
Significant unobservable assumptions	2021	2020
Life in years
Range	1.0 to 8.2	0.9 to 8.0
Weighted average	5.7	5.9
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	11.2% to 36.6%	10.6% to 28.8%
Weighted average	16.0%	15.4%
Discount rate	2.6%	1.9%
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
MSRs are carried at fair value and classified within Level 3 of the valuation hierarchy. The fair value is equal to the fair value mark provided by the third-party valuation experts, without adjustment, except in the event we have a potential or completed sale, including transactions where we have executed letters of intent, in which case the fair value of the MSRs is recorded at the estimated sale price. Fair value reflects actual Ocwen sale prices for orderly transactions where available in lieu of independent third-party valuations. Our valuation process includes discussions of bid pricing with the third-party valuation experts and are contemplated along with other market-based transactions in their model validation.
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

	December 31,
Significant unobservable assumptions	2021		2020
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	8.5%	12.1%	11.8%	11.5%
Weighted average lifetime delinquency rate	1.2%	11.9%	3.0%	28.0%
Weighted average discount rate	8.5%	11.2%	9.2%	11.4%
Weighted average cost to service (in dollars)	$71	$205	$79	$270
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of December 31, 2021 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(62,497)	$(121,391)
Weighted average discount rate	(63,711)	(114,336)
The sensitivity analysis measures the potential impact on fair values based on hypothetical changes, which in the case of our portfolio at December 31, 2021 are increased prepayment speeds and an increase in the yield assumption.
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
Investment in Equity Method Investee
Our investment in equity method investee is accounted for using the equity method and classified as Level 3 within the valuation hierarchy. The assets, including MSRs and MSR related assets, and liabilities of the investee are carried at fair value or a value that approximates fair value. Accordingly, the investee’s net asset value approximates its fair value, and its earnings or losses reflect the change in its net asset value, resulting in our recorded investment approximating fair value. See Note 11 — Investment in Equity Method Investee for further details.
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
Financing Liabilities
HMBS-Related Borrowings
HMBS-related borrowings are carried at fair value. These borrowings are not actively traded, and therefore, quoted market prices are not available. We determine fair value using a discounted cash flow approach, by discounting the projected recovery of principal and interest over the estimated life of the borrowing at a market rate commensurate with the risk of the estimated cash flows.
We engage third-party valuation experts to support our valuation and provide observations and assumptions related to market activities. The fair value is equal to the fair value mark provided by a third-party valuation expert. We evaluate the reasonableness of our fair value estimate and assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions and benchmarks with third-party expert valuations.
Significant unobservable assumptions include conditional prepayment rate and discount rate. The yield spread and discount rate assumption for these liabilities are primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.

	December 31,
Significant unobservable assumptions	2021	2020
Life in years
Range	1.0 to 8.2	0.9 to 8.0
Weighted average	5.7	5.9
Conditional prepayment rate
Range	11.2% to 36.6%	10.6% to 28.8%
Weighted average	16.0%	15.4%
Discount rate	2.5%	1.7%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value, respectively. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
Pledged MSR Liabilities
Pledged MSR liabilities are carried at fair value and classified as Level 3 within the valuation hierarchy. We recognize the proceeds received in connection with MSRs transferred or sold in transactions which did not initially qualify for sale accounting treatment as a secured financing that we account for at fair value. We determine the fair value of the pledged MSR liability following a similar approach as for the associated transferred MSRs. Fair value of the pledged MSR liability in connection with the MAV MSR transactions is determined using the fair value mark provided by third-party valuation expert, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PMC. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs in connection with NRZ transactions is determined using the fair value mark provided by the third-party valuation experts. Fair value for the portion of the borrowing attributable to any lump sum payments received in connection with the transfer of MSRs underlying such Rights to MSRs to the extent such transfer is accounted for as a financing is determined by discounting the relevant future cash flows that were altered through such transfer using assumptions consistent with the fair value mark provided by the third-party valuation experts for the related MSR.

	December 31,
Significant unobservable assumptions	2021	2020
Weighted average prepayment speed	10.9%	11.5%
Weighted average delinquency rate	8.8%	29.8%
Weighted average discount rate	10.5%	11.4%
Weighted average cost to service (in dollars)	$182	$287
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
Financing Liability – Owed to Securitization Investors
Consists of securitization debt certificates due to third parties that represent beneficial ownership interests in mortgage-backed securitization trusts that we include in our consolidated financial statements. We determine fair value using the measurement alternative to ASC Topic 820: Fair Value Measurement. In accordance with the measurement alternative, the fair value of the consolidated securitization debt certificates is measured as the fair value of the loans held by the trust less the fair value of the beneficial interests held by us in the form of residual securities.
Mortgage Loan Warehouse Facilities
Our mortgage loan warehouse facilities bear interest at a rate that is adjusted regularly based on a market index. The carrying value of the outstanding borrowings under these revolving facilities approximates fair value.
MSR Financing Facilities
Our MSR financing facilities bear interest at a rate that is adjusted regularly based on a market index. The carrying value of the outstanding borrowings under these facilities approximates fair value.
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
Senior Notes
We base the fair value on quoted prices in a market with available limited trading activity, or on valuation data obtained from a pricing service in the absence of trading data.
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
We entered into forward MBS trades to provide an economic hedge against changes in the fair value of residential forward and reverse mortgage loans held for sale that we carry at fair value until August 2019 and, beginning in September 2019, to hedge our net MSR portfolio. We use derivative instruments, including forward trades of MBS or Agency “to be announced” securities (TBAs) and exchange-traded interest rate swap futures, as economic hedging instruments. Forward contracts, TBAs and interest rate swap futures are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are classified within Level 1 of the valuation hierarchy.
In addition, we may use interest rate caps to minimize future interest rate exposure on variable rate debt issued on servicing advance financing facilities from increases in one-month or three-month Eurodollar rate (1ML or 3ML, respectively) interest rates. The fair value for interest rate caps is based on counterparty market prices and adjusted for counterparty credit risk.
Note 4 — Loans Held for Sale

Loans Held for Sale - Fair Value	Years Ended December 31,
	2021	2020	2019
Beginning balance	$366,364	$208,752	$176,525
Originations and purchases	19,972,375	7,552,026	1,168,885
Proceeds from sales	(19,279,150)	(7,344,151)	(1,124,247)
Principal collections	(58,603)	(25,976)	(23,116)
Transfers from (to):
Loans held for investment, at fair value	4,271	3,084	1,892
Receivables	(33,638)	(85,001)	(2,480)
REO (Other assets)	(8,438)	(3,657)	(2,520)
Gain (loss) on sale of loans	(69,927)	50,248	25,253
Capitalization of advances on Ginnie Mae modifications	24,752	12,789	—
Increase (decrease) in fair value of loans	(948)	1,075	(589)
Other	474	(2,825)	(10,851)
Ending balance (1) (2)	$917,534	$366,364	$208,752
(1)At December 31, 2021, 2020 and 2019, the balances include $(4.4) million, $(6.7) million and $(7.8) million, respectively, of fair value adjustments.
(2)At December 31, 2021 and 2020, the balances include $220.9 million and $51.1 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. Effective January 1, 2020, we elected to classify repurchased loans as Loans held for sale at fair value. See table below for the December 31, 2019 balance. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to Receivables.

Loans Held for Sale - Lower of Cost or Fair Value	Years Ended December 31,
	2021	2020	2019
Beginning balance - before Valuation allowance	$27,652	$73,160	$77,666
Purchases (1)	—	—	320,089
Proceeds from sales	(10,607)	(58,575)	(221,471)
Principal collections	(989)	(1,842)	(11,304)
Transfers from (to):
Receivables, net	(1,020)	61	(104,635)
REO (Other assets)	—	—	(4,116)
Gain on sale of loans	549	11,189	4,974
Capitalization of advances on Ginnie Mae modifications	—	—	2,485
Other	(220)	3,659	9,472
Ending balance - before Valuation allowance (2)	15,365	27,652	73,160

Beginning balance - Valuation allowance	$(6,180)	$(6,643)	$(11,569)
(Provision for) reversal of valuation allowance	1,802	(1,144)	(2,537)
Transfer to (from) Liability for indemnification obligations (Other liabilities)	7	(68)	(403)
Sales of loans	—	1,675	7,866
Ending balance - Valuation allowance	(4,372)	(6,180)	(6,643)

Ending balance, net	$10,993	$21,472	$66,517
(1)We elected the fair value option for all newly repurchased loans after December 31, 2019.
(2)At December 31, 2021, 2020 and 2019, the balances include $2.7 million, $12.5 million and $60.6 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines.

	Years Ended December 31,
Gains on Loans Held for Sale, Net	2021	2020	2019
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$222,715	$68,734	$7,458
Gain (loss) on sale of forward mortgage loans (1) (2)	(87,850)	45,459	25,310
Gain on sale of repurchased Ginnie Mae loans (2)	18,358	15,947	4,764
	153,223	130,140	37,532
Change in fair value of IRLCs	(6,152)	17,479	756
Change in fair value of loans held for sale	1,934	2,280	3,005
Gain (loss) on economic hedge instruments (3)	1,483	(10,069)	(2,689)
Other	(4,733)	(2,594)	(304)
	$145,755	$137,236	$38,300
(1)Includes $27.1 million gain in 2021 related to loans purchased through the exercise of our servicer call rights with respect to certain Non-Agency trusts and sold, servicing released, in 2021.
(2)Realized gain (loss) on sale of loans, excluding retained MSR.
(3)Excludes gain (loss) of $25.3 million and $(17.4) million on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net for 2021 and 2020, respectively. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio. Refer to Note 23 — Business Segment Reporting.

Note 5 – Reverse Mortgages

	Years Ended December 31,
	2021		2020		2019
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$6,997,127	$(6,772,711)	$6,269,596	$(6,063,435)	$5,472,199	$(5,380,448)
Cumulative effect of fair value election (1)	—	—	47,038	—	—	—
Originations	1,763,418	—	1,203,645	—	1,026,154	—
Securitization of HECM loans accounted for as a financing (incl. realized fair value changes)	—	(1,674,914)	—	(1,232,641)	—	(962,113)
Additional proceeds from securitization of HECM loans and tails	—	(44,613)	—	(40,934)	—	(19,086)
Repayments (principal payments received)	(1,626,428)	1,614,295	(944,699)	935,778	(558,720)	549,600
Transfers from (to):
Loans held for sale, at fair value	(3,383)	—	(3,084)	—	(1,892)	—
Receivables, net	(333)	—	(236)	—	(327)	—
REO (Other assets)	(348)	—	(511)	—	(513)	—
Change in fair value	69,709	(7,079)	425,378	(371,479)	332,695	(251,388)
Ending Balance	$7,199,762	$(6,885,022)	$6,997,127	$(6,772,711)	$6,269,596	$(6,063,435)
Securitized loans (pledged to HMBS-Related Borrowings)	$6,979,100	$(6,885,022)	$6,872,252	$(6,772,711)	$6,120,933	$(6,063,435)
Unsecuritized loans	220,662		124,875		148,663
Total	$7,199,762		$6,997,127		$6,269,596
(1)In conjunction with the adoption of ASU 2016-13, we elected the fair value option for future draw commitments (tails) on HECM reverse mortgage loans purchased or originated before December 31, 2018, which resulted in the recognition of the fair value of such tails through stockholders’ equity on January 1, 2020.
(2)Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS that did not qualify for sale accounting treatment of HECM loans. Under this accounting treatment, the HECM loans securitized with Ginnie Mae remain on our consolidated balance sheets and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related HECM loans. The beneficial interests in Ginnie Mae guaranteed HMBS have no maturity dates, and the borrowings mature as the related loans are repaid. The interest rate is 1ML plus an applicable margin based on the pass-through rate of the loans. See Note 2 — Securitizations and Variable Interest Entities.

Reverse Mortgage Revenue, Net	Years Ended December 31,
	2021	2020	2019
Gain on new originations (1)	$64,971	$46,326	$17,849
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(2,341)	7,573	63,459
Change in fair value included in earnings, net	62,630	53,899	81,308
Loan fees and other	17,046	6,827	5,001
	$79,676	$60,726	$86,309
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.

Note 6 — Advances

	December 31,
	2021	2020
Principal and interest	$228,041	$277,132
Taxes and insurance	381,025	364,593
Foreclosures, bankruptcy, REO and other	170,385	192,787
	779,451	834,512
Allowance for losses	(7,018)	(6,273)
Advances, net	$772,433	$828,239
The following table summarizes the activity in net advances:

	Years Ended December 31,
	2021	2020	2019
Beginning balance - before Allowance for Losses	$834,512	$1,066,448	$1,209,935
Asset acquisition	6,916	14	1,457
New advances	831,208	890,389	671,673
Sales of advances	(1,272)	(834)	(11,791)
Collections of advances and other	(891,914)	(1,121,505)	(804,826)
Ending balance - before Allowance for Losses	779,451	834,512	1,066,448

Beginning balance - Allowance for Losses	$(6,273)	$(9,925)	$(23,259)
Provision expense	(8,107)	(7,790)	(3,220)
Net charge-offs and other (1)	7,361	11,442	16,554
Ending balance - Allowance for Losses	(7,018)	(6,273)	(9,925)

Ending balance, net	$772,433	$828,239	$1,056,523
(1)Net change for the year ended December 31, 2019 includes $18.0 million allowance related to sold advances presented in Other liabilities (Liability for indemnification obligations).

Note 7 — Mortgage Servicing
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

Mortgage Servicing Rights – Fair Value Measurement Method	Years Ended December 31,
	2021			2020			2019
	Agency	Non-Agency	Total	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$578,957	$715,860	$1,294,817	$714,006	$772,389	$1,486,395	$865,587	$591,562	$1,457,149
Sales	—	—	—	—	(143)	(143)	(3,578)	(766)	(4,344)
Additions:
Recognized on the sale of residential mortgage loans	222,715	—	222,715	68,734	—	68,734	8,795	—	8,795
Purchase of MSRs	844,122	—	844,122	285,134	—	285,134	153,505	—	153,505
Servicing transfers and adjustments (1)	117	(10,899)	(10,782)	(266,248)	403	(265,845)	—	(7,309)	(7,309)
Changes in fair value:
Changes in valuation inputs or assumptions (2)	62,437	87,077	149,514	(145,308)	37,257	(108,051)	(192,323)	268,208	75,885
Realization of cash flows (2)	(136,511)	(113,728)	(250,239)	(77,361)	(94,046)	(171,407)	(117,980)	(79,306)	(197,286)
Ending balance	$1,571,837	$678,310	$2,250,147	$578,957	$715,860	$1,294,817	$714,006	$772,389	$1,486,395
(1)Servicing transfers and adjustments include a $263.7 million derecognition of MSRs/Rights to MSRs effective with the February 20, 2020 notice of termination of the PMC subservicing agreement by NRZ. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
(2)Effective January 1, 2021, changes in fair value due to actual versus model variances are presented as Changes in valuation inputs or assumptions. Activity for 2020 and 2019 in the table above has been recast to conform to current year disclosure, resulting in a $1.8 million and $18.1 million gain, respectively, reclassified from Realization of expected cash flows to Changes in valuation inputs or assumptions.

	December 31, 2021		December 31, 2020
	Fair Value	UPB	Fair Value	UPB
Owned MSRs	$1,422,546	$127,919,800	$727,865	$90,174,495
NRZ transferred MSRs (1) (2)	558,940	53,652,843	566,952	64,061,198
MAV transferred MSRs (1)	268,661	24,018,904	—	—
Total MSR UPB	$2,250,147	$205,591,547	$1,294,817	$154,235,693
(1)MSRs subject to sale agreements with NRZ and MAV that do not meet sale accounting criteria. During 2021, we transferred MSRs with a UPB of $24.9 billion to MAV. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
(2)At December 31, 2021, the title of the MSR transferred to NRZ is retained by Ocwen for $12.1 billion of UPB and transferred to NRZ for $41.5 billion of UPB.
We purchased MSRs with a UPB of $75.6 billion, $31.7 billion and $14.6 billion during 2021, 2020 and 2019, respectively. Purchases during 2021 include a bulk MSR acquisition of performing GSE loans from an unrelated third party effective June 1, 2021, with a UPB and fair value of $46.8 billion and $575.3 million, respectively. We sold MSRs with a UPB of $32.0 million, $80.0 million and $140.8 million during 2021, 2020 and 2019, respectively, to unrelated third parties, mostly to Freddie Mac under the Voluntary Partial Cancellation (VPC) program for delinquent loans. The sales in 2019 of $140.8 million UPB were non-Agency MSRs.

At December 31, 2021, the S&P Global Ratings, Inc.’s (S&P) servicer ratings outlook for PMC is stable. On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, amongst other factors mentioned by S&P. On September 28, 2021, Moody’s upgraded the servicer quality (SQ) assessment for PMC as a master servicer of residential mortgage loans from SQ3 to SQ3+, reflecting solid reporting and remitting processes and proactive servicer oversight. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S. Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, OFC.
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
The geographic concentration of the UPB of residential loans and real estate we serviced at December 31, 2021 was as follows:

	Amount	Count
California	$43,935,174	154,632
Texas	17,016,955	104,502
Florida	13,754,741	91,391
New York	12,701,419	53,132
New Jersey	10,382,601	44,175
Other	107,800,657	654,355
	$205,591,547	1,102,187

	Years Ended December 31,
Servicing Revenue	2021	2020	2019
Loan servicing and subservicing fees
Servicing	$339,233	$216,263	$227,490
Subservicing	21,120	28,886	15,459
MAV (2)	15,708	—	—
NRZ (2)	304,248	383,685	577,015
Total loan servicing and subservicing fees	680,309	628,834	819,964
Ancillary income
Late charges	40,869	47,687	57,194
Recording fees	16,013	14,281	13,029
Loan collection fees	11,724	12,919	15,539
Boarding and deboarding fees	10,522	11,122	3,254
Custodial accounts (float earnings)	4,739	9,939	47,562
GSE forbearance fees	1,537	1,204	—
Reverse subservicing ancillary income	1,411	—	—
Home Affordable Modification Program (HAMP) fees (1)	638	565	5,538
Other	14,179	10,769	13,427
Total ancillary income	101,632	108,486	155,543
	$781,941	$737,320	$975,507

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
(2)Includes servicing and subservicing fees related to transferred MSRs. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $2.07 billion, $1.74 billion and $1.71 billion at December 31, 2021, 2020 and 2019, respectively.
Note 8 — MSR Transfers Not Qualifying for Sale Accounting
MSRs transferred or sold in transactions which do not qualify for sale accounting treatment are accounted for as secured financings. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and related financing liability on our consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as Pledged MSR liability expense in our consolidated statements of operations. In addition, changes in fair value of the transferred MSRs are recognized in MSR valuation adjustments, net in the consolidated statements of operations, while changes in fair value of the related MSR financing liability are reported in Pledged MSR liability expense.
In 2021, PMC entered into agreements to sell MSR portfolios to MAV, on a bulk and flow basis. In each such agreements, PMC has been retained as subservicer for the sold portfolio in accordance with the terms of the subservicing agreement entered into on May 3, 2021. The transactions do not qualify for sale accounting treatment predominantly due to the termination restrictions of the subservicing agreement. See Note 11 — Investment in Equity Method Investee.
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
The following tables present the activity of the pledged MSR liability recorded in connection with the MSR transfer agreements with NRZ and MAV that do not qualify for sale accounting.

	Year Ended December 31, 2021
Pledged MSR Liability	Original Rights to MSRs Agreements	MAV Agreements (2)	Total
Beginning balance	$566,952	$—	$566,952
Additions	—	250,016	250,016
Changes in fair value	82,274	(4,329)	77,945
Runoff and settlement	(81,813)	(7,543)	(89,356)
Calls (1)	(8,472)	—	(8,472)
Ending balance	$558,940	$238,144	$797,085

	Year Ended December 31, 2020
Pledged MSR Liability	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning balance	$603,046	$35,445	$312,102	$950,593
Additions	—	—	—	—
Sales	—	—	(226)	(226)
Changes in fair value (3)	36,065	903	(40,720)	(3,752)
Runoff and settlement (3)	(70,403)	(35,121)	(7,492)	(113,016)
Derecognition of financing liability due to termination of PMC Agreement (4)	—	—	(263,664)	(263,664)
Calls (1)	(1,756)	(1,227)	—	(2,983)
Ending balance	$566,952	$—	$—	$566,952

	Year Ended December 31, 2019
Pledged MSR Liability	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning balance	$436,511	$138,854	$457,491	$1,032,856
Additions	—	—	1,276	1,276
Sales	—	—	44	44
Changes in fair value (3)	222,697	5,866	(82,078)	146,485
Runoff and settlement (3)	(42,229)	(101,003)	(64,631)	(207,863)
Calls (1)	(13,933)	(8,272)	—	(22,205)
Ending balance	$603,046	$35,445	$312,102	$950,593
(1)Represents the carrying value of MSRs in connection with call rights exercised by NRZ, for MSRs transferred to NRZ under the 2017 Agreements and New RMSR Agreements, or by Ocwen at NRZ’s direction, for MSRs underlying the Original Rights to MSRs Agreements (as defined below). Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.
(2)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is retained by PMC (shared between PMC and MAV) and other contractual cash flows under the terms of the subservicing agreement. As the MSR sales to MAV do not achieve sale accounting, the MSR asset transferred remains on the consolidated balance sheet and the proceeds from the sale are initially recognized as a financing liability (Pledged MSR liability), which is recorded at fair value with changes in fair value reported in Pledged MSR liability expense.
(3)Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the years ended December 31, 2020 and 2019 in the table above have been recast to conform to current year disclosure, resulting in a loss of $14.1 million in 2020 and a gain of $6.5 million in 2019, reclassified from Runoff and settlement to Changes in fair value.
(4)On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC MSR Agreements. While the MSRs and the Rights to MSRs associated with these loans were derecognized from our balance sheet, we continued to service these loans until completing deboarding on October 1, 2020, and accounted for them as a subservicing relationship during that period.

The following table presents assets and liabilities recorded on our consolidated balance sheets in connection with the MSR transfer agreements with NRZ that do not qualify for sale accounting (refer to Note 9 — Receivables and Note 15 — Other Liabilities for receivables and other liabilities, respectively, related to MAV):

	December 31,
	2021	2020
Balance Sheet
NRZ - Transferred MSRs, at fair value	$558,940	$566,952

Other financing liability - Pledged MSR liability, at fair value
NRZ - Original Rights to MSRs Agreements	558,940	566,952

Due from NRZ (Receivables)
Advance funding, subservicing fees and reimbursable expenses	3,781	4,611

Due to NRZ (Other liabilities)	$76,590	$94,691

The following tables present selected items in our consolidated statements of operations in connection with the MSR transfer agreements with NRZ and MAV that do not qualify for sale accounting.

	Year Ended December 31,
	2021	2020	2019
Statements of Operations
Servicing fees
Servicing fees collected on behalf of NRZ	$304,248	$383,685	$577,015
Servicing fees collected on behalf of MAV	14,173	—	—
	$318,421	$383,685	$577,015

Pledged MSR liability expense
NRZ (see further details below)	$205,226	$152,334	$372,089
MAV (see further details below)	4,675	—	—
	$209,901	$152,334	$372,089

NRZ Pledged MSR liability expense:

	Year Ended December 31,
	2021	2020	2019
Servicing fees collected on behalf of NRZ	$304,248	$383,685	$577,015
Less: Subservicing fee retained	88,401	104,848	139,343
Net servicing fees remitted to NRZ	215,847	278,837	437,672

Less: Reduction (increase) in financing liability
Changes in fair value:
Original Rights to MSRs Agreements (1)	(82,274)	(36,065)	(222,697)
2017 Agreements and New RMSR Agreements	—	(903)	(5,866)
PMC MSR Agreements	—	40,720	82,078
	(82,274)	3,752	(146,485)
Runoff and settlement:
Original Rights to MSRs Agreements (1)	81,813	70,403	42,228
2017 Agreements and New RMSR Agreements	—	35,121	101,003
PMC MSR Agreements	—	7,492	64,631
	81,813	113,016	207,862

Other	11,082	9,735	4,206

Pledged MSR liability expense	$205,226	$152,334	$372,089
(1) Effective January 1, 2021, changes in fair value due to actual vs. model variances are presented as Changes in valuation inputs or assumptions. Activity for the years ended December 31, 2020 and 2019 in the table above have been recast to conform to current year disclosure, resulting in a loss of $14.1 million in 2020 and a gain of $6.5 million in 2019, reclassified from Runoff and settlement to Changes in fair value.

MAV Pledged MSR liability expense:

Year Ended December 31,
2021
Servicing fees collected on behalf of MAV	$14,173
Less: Subservicing fee retained by Ocwen	1,988
Net servicing fees remitted to MAV	12,186

Less: Reduction (increase) in Pledged MSR liability
Changes in fair value due to valuation inputs or assumptions	4,329
Runoff and settlement	7,543
11,872

Other (1)	(4,361)
Pledged MSR liability expense - MAV	$4,675
(1)Includes $4.0 million of early payment protection associated with the sale of MSR portfolios by PMC to MAV.
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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with NRZ that collectively modify, supplement and supersede the arrangements among the parties as set forth in the Original Rights to MSRs Agreements. The July 23, 2017 agreements, as amended, include a Master Agreement, a Transfer Agreement and the Subservicing Agreement between Ocwen and New Residential Mortgage LLC (NRM), a subsidiary of NRZ, relating to non-agency loans (the NRM Subservicing Agreement) (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to NRZ of Ocwen’s legal title to the remaining MSRs that were subject to the Original Rights to MSRs Agreements and under which Ocwen would subservice mortgage loans underlying the MSRs for an initial term ending in July 2022 (the Initial Term).
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
At any time during the Initial Term, NRZ may terminate the Subservicing Agreements and Servicing Addendum for convenience, subject to Ocwen’s right to receive a termination fee and 180 days’ notice. The termination fee is calculated as specified in the Subservicing Agreements and Servicing Addendum, and is a discounted percentage of the expected revenues that would be owed to Ocwen over the remaining contract term based on certain portfolio run off assumptions. We did not receive any such notice of termination from NRZ 180 days prior to the end of the Initial Terms of the Subservicing Agreements or the Servicing Addendum. Therefore, no termination fee will be payable if NRZ provides a notice of termination during the remaining Initial Term of any of the agreements.
Following the Initial Term in July 2022, NRZ may extend the term of the Subservicing Agreements and Servicing Addendum for additional three-month periods by providing proper notice prior to the end of the Initial Term or the end of any three-month extended term after the Initial Term. Absent any notice of extension, each of the agreements will terminate at the end of its Initial Term in July 2022 or the end of any three-month extended term.
In addition, the Subservicing Agreements and Servicing Addendum may be terminated by Ocwen without cause on an annual basis (in effect a non-renewal) by providing at least 225 days’ notice in advance of the last day of the Initial Term or the last day of each one-year extension of the applicable terms after the Initial Term. Ocwen did not exercise its termination option. Therefore, the Subservicing Agreements and Servicing Addendum will automatically renew to July 2023, unless NRZ terminates or does not extend the term per the above discussion.
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
As of December 31, 2021, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $55.8 billion, including $12.1 billion for which title has not transferred to NRZ. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $12.1 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
In addition, during the Initial Term, NRZ has the right to terminate the $12.1 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. As noted above NRZ did not provide us with a notice of termination in January 2022, 180 days prior to the end of the Initial Term, so no termination fee will be payable if NRZ provides a notice of termination before the end of the Initial Term. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.

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
On February 20, 2020, we received a notice of termination from NRZ with respect to the PMC servicing agreement. This termination was for convenience and not for cause, and provided for loan deboarding fees to be paid by NRZ. As the sale accounting criteria were met upon the notice of termination, the MSRs and the Rights to MSRs were derecognized from our balance sheet on February 20, 2020 without any gain or loss on derecognition. We serviced these loans until deboarding in October 2020 representing $34.2 billion of UPB, and accounted for them as a subservicing relationship. Accordingly, we have recognized subservicing fees associated with the subservicing agreement subsequent to February 20, 2020 and have not reported any servicing fees collected on behalf of, and remitted to NRZ, any change in fair value, runoff and settlement in financing liability thereafter. On September 1, 2020, 133,718 loans representing $18.2 billion of UPB were deboarded and the remaining 136,500 loans representing $16.0 billion of UPB were deboarded on October 1, 2020.
Note 9 — Receivables

	December 31,
	2021	2020
Servicing-related receivables:
Government-insured loan claims - Forward	$90,603	$103,058
Government-insured loan claims - Reverse	39,895	32,887
Due from custodial accounts	7,777	19,393
Subservicing fees	6,662	98
Reimbursable expenses	6,056	4,970
Subservicing fees and reimbursable expenses - Due from NRZ	3,781	4,611
Subservicing fees, reimbursable expenses and other - Due from MAV	4,933	—
Other	1,223	989
	160,930	166,006
Income taxes receivable	56,776	57,503
Due from MAV	990	—
Other receivables	3,760	3,200
	222,456	226,709
Allowance for losses	(41,749)	(39,044)
	$180,707	$187,665
At December 31, 2021 and 2020, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $41.5 million and $38.3 million at December 31, 2021 and 2020, respectively. The government-insured claims that do not exceed HUD, VA or FHA insurance limits are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Years Ended December 31,
	2021	2020	2019
Beginning balance	$38,339	$56,868	$52,497
Provision	14,440	18,145	29,034
Charge-offs and other, net	(11,284)	(36,674)	(24,663)
Ending balance	$41,495	$38,339	$56,868

Note 10 — Premises and Equipment

	December 31,
	2021	2020
Computer hardware	$25,462	$33,585
Operating lease ROU assets	22,900	26,930
Computer software	17,002	16,371
Leasehold improvements	13,766	21,272
Office equipment	2,359	6,958
Furniture and fixtures	2,277	3,463
Other	68	123
	83,834	108,702
Less accumulated depreciation and amortization	(70,160)	(91,777)
	$13,674	$16,925

Note 11 — Investment in Equity Method Investee
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
Subservicing Agreement. Effective May 3, 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV in exchange for a per-loan subservicing fee and certain other ancillary fees. The subservicing agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. If either party terminates the agreement for cause, the other party is required to pay certain fees and costs. As of December 31, 2021, PMC subserviced a total $33.0 billion UPB on behalf of MAV, of which $24.0 billion MSR remains reported on the consolidated balance sheet of PMC - see below for information on MSR sales by PMC to MAV.
Joint Marketing Agreement and Recapture Agreement. Effective May 3, 2021, in conjunction with the subservicing agreement, PMC and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PMC is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. Under the agreements, the parties share the recapture benefits, whereby PMC realizes gains on loans sold and MAV is delivered the recaptured MSR for no cash consideration. The joint marketing agreement and flow MSR sale agreement will continue until terminated by mutual agreement of the parties or for cause, as defined, or at the option of either party if the subservicing agreement is terminated. As of December 31, 2021, PMC had not transferred any MSRs to MAV under this agreement.
Right of First Offer. Following the execution of the Transaction Agreement and until the parties have contributed their pro rata portions of the $250.0 million aggregate capital contributions, Ocwen and its affiliates may not acquire, without Oaktree’s prior written approval, GSE MSRs that meet certain underwriting and other criteria (such criteria are referred to as the “buy-box”) unless Ocwen notifies MAV of the opportunity and MAV does not pursue it by submitting a competitive bid to the MSR seller. In addition, until the earlier of (i) the time that MAV has been fully funded and (ii) May 3, 2024 (subject to two annual extensions by mutual agreement), if Ocwen seeks to sell any GSE MSRs that meet the buy-box, Ocwen must first offer such MSRs to MAV before initiating a sale process with a third party. If MAV does not accept Ocwen’s offer, Ocwen may sell the MSRs to a third party on terms no more favorable to the purchaser than those offered to MAV. The price at which Ocwen and its affiliates will offer MSRs to MAV will be based on the valuation of an independent third-party. This first offer provision does not apply to MSRs acquired by PMC prior to May 3, 2021.
Forward Bulk Servicing Rights Purchase and Sale Agreement. On September 9, 2021, PMC and MAV entered into an MSR purchase and sale agreement whereby PMC sells MAV on a monthly basis certain Fannie Mae MSRs at the price acquired by PMC, subject to certain adjustments. As of December 31, 2021, PMC sold MSRs with UPB of $4.3 billion to MAV under this agreement.

Bulk Mortgage Servicing Rights Purchase and Sale Agreements. During 2021, PMC sold MAV MSR portfolios in bulk transactions for an aggregate UPB of approximately $20.7 billion. Upon settlement, we recognized an aggregated $1.8 million revaluation gain on the pledged MSR liability, net of standard early payoff (EPO) protection paid to MAV.
The MSR sale transactions between PMC and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured borrowings. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for a summary of transactions under this agreement.
Administrative Services Agreement. Pursuant to the Transaction Agreement, Ocwen entered into an agreement to provide certain administrative services to MAV, including accounting, treasury, human resources, management information, MSR transaction management support, and certain licensing, regulatory and risk management support. Ocwen is entitled to a fee for such services, subject to an annual cap of $0.5 million.
Under ASC 323: Investments - Equity Method and Joint Ventures, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated. Ocwen determined it has significant influence over MAV Canopy based on its representation on the MAV Canopy Board of Directors and certain services it provides, amongst other factors. Accordingly, Ocwen accounts for its investment in MAV Canopy under the equity method.
Our 15% investment in MAV Canopy is comprised of following at and for the year ended December 31, 2021:

Capital contribution	$27,927
Capital distribution	(8,250)
Earnings of equity method investee	3,620
Investment in equity method investee	$23,297
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to its investment in MAV Canopy, the subservicing agreement by PMC and the other agreements described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree as described in Note 14 — Borrowings, Note 16 — Stockholders’ Equity, and Note 19 — Interest Expense.
Note 12 — Other Assets

	December 31,
	2021	2020
Contingent loan repurchase asset	$403,740	$480,221
Prepaid expenses	21,498	21,176
Derivatives, at fair value	21,675	23,246
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Intangible assets, net	14,335	600
REO	10,075	7,771
Prepaid lender fees, net	7,150	9,556
Deferred tax assets, net	3,329	3,543
Security deposits	1,174	2,222
Other	9,101	7,975
	$507,250	$571,483
Intangible assets at December 31, 2021 are primarily comprised of a $13.7 million subservicing contract intangible asset acquired in 2021, net of accumulated amortization of $0.7 million. On October 1, 2021, PMC completed the transaction entered into on June 17, 2021 with MAM (RMS) and its then parent to acquire certain assets related to reverse mortgage subservicing, including subservicing contracts. In addition, PMC extended employment offers to approximately 350 former MAM (RMS) employees. Concurrent with the closing of the transaction, PMC became the subservicer for approximately 57,000 reverse mortgages, or approximately $14.3 billion in UPB pursuant to subservicing agreements with various clients, including MAM (RMS) (five-year term). The reverse mortgages were transferred to our reverse servicing platform concurrent with the closing. Substantially all of the fair value of the assets acquired in the transaction was concentrated in a single asset, specifically the subservicing contract intangible assets; accordingly, we have accounted for this transaction as an asset acquisition.

The aggregate purchase price at closing was approximately $14.3 million, subject to certain holdbacks and adjustments. Upon acquisition, the subservicing contracts were measured at fair value in accordance with ASC 820. We recorded a subservicing intangible asset of $14.5 million upon acquisition based on relative fair value allocation. We are amortizing the intangible asset ratably over the five-year term of the respective subservicing contracts based on portfolio runoff.
Note 13 — Other Financing Liabilities
The following tables presents transferred MSR liabilities recorded in connection with MSR sales and transfers that do not qualify for sale accounting and liabilities of consolidated mortgage-backed securitization trusts.

			Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	2021	2020
Original Rights to MSRs Agreements, at fair value - NRZ (1)	MSRs	(1)	$558,940	$566,952
Pledged MSR liability, at fair value - MAV (1)	MSRs	(1)	238,144	—
			797,085	566,952
Financing liability - Owed to securitization investors, at fair value:
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	Oct. 2033	7,879	9,770
Total Other financing liabilities, at fair value			$804,963	$576,722
(1)See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for additional information.
(2)Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that we include in our consolidated financial statements. Holders of the debt issued by the consolidated securitization trust entities have recourse only to the assets of the SPE for satisfaction of the debt and have no recourse against the assets of Ocwen. Similarly, the general creditors of Ocwen have no claim on the assets of the trusts. The certificates in the trust pay interest based on fixed rates ranging between 4.25% and 5.75% and a variable rate based on 1ML plus applicable margin, and include principal-only certificates that are not entitled to receive distributions of interest. The maturity of the certificates occurs upon maturity of the loans held by the trust.
Note 14 — Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Maturity (1)	Amort. Date (1)	Total	Available (2)	2021	2020
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2052	Jun. 2022	$80,000	$65,768	$14,231	$89,396
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	475,000	—	475,000	475,000
Total Ocwen Master Advance Receivables Trust (OMART)			555,000	65,768	489,231	564,396
Ocwen Freddie Advance Funding (OFAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Aug. 2052	Aug. 2022	40,000	16,934	23,065	16,892
			$595,000	$82,702	$512,297	$581,288

Weighted average interest rate (6)					1.54%	1.96%
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

(2)The committed borrowing capacity under the OMART and OFAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At December 31, 2021, none of the available borrowing capacity of the OMART and OFAF advance financing notes could be used based on the amount of eligible collateral.
(3)Interest is computed based on the lender’s cost of funds plus applicable margin. On June 30, 2021, the interest rate margin was reduced by 200 bps and the total borrowing capacity was voluntarily reduced from $250.0 million to $80.0 million.
(4)The interest rates on the individual classes of notes range between 1.28% to 5.42%.
(5)On August 26, 2021, the interest rate was reduced by 100 bps to the lender’s cost of funds plus applicable margin and the borrowing capacity was voluntarily reduced from $70.0 million to $40.0 million.. On January 31, 2022, we amended the OFAF advance facility to include Fannie Mae advances as eligible collateral and renamed the facility Ocwen GSE Advance Funding (OGAF).
(6)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees, is computed using the outstanding balance of each respective note and its interest rate at the financial statement date. At December 31, 2021 and 2020, the balance of unamortized prepaid lender fees was $1.3 million and $4.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Warehouse Facilities			Available Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	2021	2020
Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	June 2022	$115,000	$50,563	$109,437	$195,773
Master repurchase agreement (3)	LHFS and Loans held for investment (LHFI)	Dec. 2022	250,000	39,118	160,882	80,081
Master repurchase agreement (4)	N/A	N/A	50,000	—	—	—
Participation agreement (5)	LHFS	June 2022	254,814	—	45,186	—
Master repurchase agreement (5)	LHFS	June 2022	—	98,234	1,766	63,281
Master repurchase agreement	LHFS	June 2022	—	1,000	—	—
Mortgage warehouse agreement (6)	LHFS	Jan. 2022	—	38,208	11,792	11,715
Mortgage warehouse agreement (7)	LHFS and LHFI	Dec. 2022	116,187	—	87,813	73,134
Mortgage warehouse agreement (8)	LHFS and Receivables	(9)	7,977	—	192,023	27,729
Master repurchase agreement (9)	LHFS	(10)	—	—	459,344	—
Loan and security agreement (10)	LHFS and Receivables	Apr. 2022	—	13,166	16,834	—
Total Mortgage loan warehouse facilities			$793,978	$240,289	$1,085,076	$451,713

Weighted average interest rate (11)					2.61%	3.33%
(1)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, none of the available borrowing capacity could be used at December 31, 2021 based on the amount of eligible collateral that could be pledged.
(2)The maximum borrowing under this agreement is $275.0 million, of which $160.0 million is available on a committed basis and the remainder is available at the discretion of the lender. At December 31, 2021 and 2020, the interest rate for this facility was 1ML plus applicable margin.
(3)The maximum borrowing under this agreement is $450.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. On December 7, 2021, the total borrowing capacity and uncommitted capacity under the facility was increased to $450.0 million and $250.0 million, respectively, and the interest rate margin was reduced by 125 bps for forward and reverse originated loans. At December 31, 2021 and 2020, the interest rate for this facility was 1ML plus applicable margin.
(4)The lender provides financing for up to $50.0 million at the discretion of the lender. The agreement has no stated maturity date. Interest on this facility is based on the Secured Overnight Financing Rate (SOFR). At December 31, 2021 and 2020, the interest rate for this facility was SOFR plus applicable margin, with a SOFR floor of 25 bps.
(5)On June 23, 2021, the $120.0 million uncommitted borrowing capacity under the participation agreement was increased to $150.0 million and the committed borrowing capacity under the repurchase agreement was increased from $90.0 million to $100.0 million. The interest rate on repurchase agreement was revised to the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor of 3.00% for new originations and less applicable margin with an interest rate floor of 3.25% for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean up loans. The interest rate on the participation agreement was revised to the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor of 3.00% for new originations. The transactions do not qualify for sale accounting treatment and are accounted for as secured borrowings. On July 23, 2021, we temporarily increased the borrowing capacity under the participation agreement to $300.0 million until September 14, 2021 when the temporary increase in borrowing capacity was extended to November 15, 2021. On November 8, 2021, the $150.0 million temporary increase in borrowing capacity under the participation agreement was extended to January 15, 2022.
(6)Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. At December 31, 2021 and 2020, the interest rate for this facility was 1ML plus applicable margin, with an interest rate floor of 525 bps. On January 14, 2022, the maturity date of this facility was extended to March 16, 2022.
(7)Under this agreement, the lender provides financing for up to $150.0 million on an uncommitted basis. On February 1, 2021, the borrowing capacity all of which is uncommitted, was temporarily increased from $100.0 million to $150.0 million until February 28, 2021 when it was reduced to $100.0 million. On March 30, 2021, the borrowing capacity was temporarily increased to $150.0 million effective April 1, 2021 until April 29, 2021 when the increase was made permanent. On September 27, 2021, the borrowing capacity was increased to $175.0 million until December 21, 2021, when the borrowing capacity was increased to $204.0 million and the interest rate floor was reduced by 37.5 bps. At December 31, 2021 and 2020, the interest rate for this facility was 1ML plus applicable margin, with an interest rate floor of 2.875%.
(8)On May 17, 2021, the total borrowing capacity of this facility, all of which is uncommitted, was increased from $100.0 million to $150.0 million through the addition of a $50.0 million participation interest. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate and type of the collateral. On September 1, 2021, the total borrowing capacity of the facility was increased to $200.0 million. On January 5, 2022, the total borrowing capacity of the facility was increased to $250.0 million.
(9)On March 29, 2021, we entered into a repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which trust issues a trust certificate that is pledged as the collateral for the borrowings. See Note 2 — Securitizations and Variable Interest Entities for additional information. On March 31, 2021, the trust issued the first certificate of $50.0 million which was increased to $75.0 million on May 28, 2021 and further increased to $225.0 million on July 29, 2021. The second trust certificate of $50.0 million was issued on April 12, 2021 and increased to $100.0 million on July 13, 2021. Additional trust certificates of $25.0 million and $100.0 million were issued for borrowing on June 25, 2021 and July 23, 2021, respectively, under this agreement. Each certificate is renewed monthly and at December 21, 2021, the interest rate for this facility was 1ML plus applicable margin. On January 27, 2022, we voluntarily reduced the first certificate by $75.0 million.
(10)On April 29, 2021, we entered into a revolving facility agreement which provides up to $30.0 million of committed borrowing capacity secured by eligible HECM loans that are active buyouts (ABO), as defined in the agreement. At December 31, 2021 and 2020, the interest rate for this facility was Prime Rate plus applicable margin, with an interest rate floor of 450 bps.
(11)1ML was 0.10% and 0.14% at December 31, 2021 and 2020, respectively. Prime Rate was 3.25% at December 31, 2021 and 2020. SOFR was 0.05% and 0.07% at December 31, 2021 and 2020, respectively. The weighted average interest rate at December 31, 2021, excludes the effect of the amortization of prepaid lender fees. At December 31, 2021 and 2020, unamortized prepaid lender fees were $1.2 million and $2.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities, net			Available Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	2021	2020
Agency MSR financing facility (2)	MSRs, Advances	June 2022	$—	$32,477	$317,523	$210,755
Ginnie Mae MSR financing facility (3)	MSRs, Advances	Jan. 2022	18,306	—	131,694	112,022
Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 (4)	MSRs	Nov. 2024	—	—	41,663	68,313
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	Feb. 2028	—	—	39,529	47,476
Agency MSR financing facility - revolving loan (6)	MSRs	June 2026	—	7,929	277,071	—
Agency MSR financing facility - term loan (6)	MSRs	June 2023	—	—	94,178	—
Total MSR financing facilities			$18,306	$40,406	$901,658	$438,566

Unamortized debt issuance costs - PLS Notes and Agency MSR financing - term loan (7)					(898)	(894)
Total MSR financing facilities, net					$900,760	$437,672

Weighted average interest rate (8) (9)					3.71%	4.82%

(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $0.5 million of the available borrowing capacity could be used at December 31, 2021 based on the amount of eligible collateral that could be pledged.
(2)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. The maximum amount which we may borrow pursuant to the repurchase agreements is $350.0 million on a committed basis. We also pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility. See Note 2 — Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities. Effective April 15, 2021, the facility was upsized to $350.0 million (it was earlier reduced to $250.0 million in May 2020) and the interest rate was reduced to 1ML plus applicable margin. On June 2, 2021, the facility was temporarily upsized to $425.0 million for a period of 90 calendar days ending no later than September 1, 2021. On August 26, 2021 and later on October 25, 2021, the temporary upsize was extended until November 1, 2021. At December 31, 2021 and 2020, the interest rate for this facility was 1ML plus applicable margin.
(3)In connection with this facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and advances. Ocwen guarantees the obligations of PMC under the facility. On October 26, 2021, the borrowing capacity was increased from $125.0 million to $150.0 million on an uncommitted basis. See (2) above regarding daily margining requirements. On January 31, 2022, the maturity date of this facility was extended to February 28, 2022. At December 31, 2021 and 2020, the interest rate for this facility was 1ML plus applicable margin, with a 1ML floor of 50 bps.
(4)PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement had an initial principal amount of $100.0 million and amortize in accordance with a predetermined schedule subject to modification under certain events. These notes have fixed interest rate of 5.07%. See Note 2 — Securitizations and Variable Interest Entities for additional information.
(5)OASIS noteholders are entitled to receive a monthly payment equal to the sum of: (a) 21 basis points of the UPB of the reference pool of Freddie Mac mortgages; (b) any termination payment amounts; (c) any excess refinance amounts; and (d) the note redemption amounts, each as defined in the indenture supplement for the notes. Monthly amortization of the liability is estimated using the proportion of monthly projected service fees on the underlying MSRs as a percentage of lifetime projected fees, adjusted for the term of the notes.
(6)On June 28, 2021, we entered into a facility which includes a $135.0 million term loan and a $285.0 million revolving loan secured by a lien on PMC’s Agency MSRs. See (2) above regarding daily margining requirements. At December 31, 2021, the interest rate for this facility was 1-year swap rate plus applicable margin.
(7)At December 31, 2021, unamortized debt issuance costs included $0.4 million and $0.5 million on the PLS Notes and the Agency MSR financing facility - term loan, respectively. At December 31, 2021 and 2020, unamortized prepaid lender fees related to revolving type MSR financing facilities were $4.7 million and $3.3 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate at December 31, 2021, excluding the effect of the amortization of debt issuance costs and prepaid lender fees.
(9)1ML was 0.10% and 0.14% at December 31, 2021 and 2020, respectively. The 1-year swap rate was 0.19% and 0.19% at December 31, 2021 and 2020, respectively.

Senior Secured Term Loan, net				Outstanding Balance at December 31,
Borrowing Type	Collateral	Interest Rate	Maturity	2021	2020
SSTL (1)	(1)	1-Month Eurodollar rate + 600 bps with a Eurodollar floor of 100 bps (1)	May 2022 (1)	$—	$185,000

Unamortized debt issuance costs				—	(4,867)
Discount				—	(357)
				$—	$179,776
(1)On March 4, 2021, we repaid in full the $185.0 million outstanding principal balance. The prepayment resulted in our recognition of an $8.4 million loss on debt extinguishment, including a prepayment premium of 2% of the outstanding principal balance, or $3.7 million.

Senior Notes			Outstanding Balance at December 31,
	Interest Rate (1)	Maturity	2021	2020
PMC Senior Secured Notes	7.875%	March 2026	$400,000	$—
OFC Senior Secured Notes (due to related parties)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285,000	—
PHH Corporation (PHH) Senior Notes	6.375%	August 2021	—	21,543
PMC Senior Secured Notes	8.375%	November 2022	—	291,509
Principal balance			685,000	313,052
Discount (2)
PMC Senior Secured Notes			(1,758)	—
OFC Senior Secured Notes (3)			(54,176)	—
			(55,934)	—
Unamortized debt issuance costs (2)
PMC Senior Secured Notes			(5,687)	(968)
OFC Senior Secured Notes			(8,582)	—
			(14,269)	(968)
Fair value adjustments			—	(186)
			$614,797	$311,898
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
Issuance of OFC Senior Secured Notes
On March 4, 2021, Ocwen completed the private placement of $199.5 million aggregate principal amount of senior secured notes (the OFC Senior Secured Notes) with an OID of $24.5 million to certain entities owned by funds and accounts managed by Oaktree (the Oaktree Investors). Concurrent with the issuance of the OFC Senior Secured Notes, Ocwen issued to the Oaktree Investors warrants to purchase shares of its common stock. The $158.5 million proceeds were allocated to the OFC Senior Secured Notes on a relative fair value basis resulting in an initial discount.
On May 3, 2021, Ocwen issued to Oaktree the second tranche of the OFC Senior Secured Notes in an aggregate principal amount of $85.5 million with an OID of $10.5 million. Concurrent with the issuance of the second tranche of OFC Senior Secured Notes, Ocwen issued to the Oaktree Investors shares and warrants to purchase shares of its common stock. The $68.0 million proceeds were allocated to the OFC Senior Secured Notes on a relative fair value basis resulting in an initial discount. See Note 16 — Stockholders’ Equity for additional information regarding the issuance of common stock and warrants.
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. At December 31, 2021, the S&P issuer credit rating for Ocwen was “B-”. On February 24, 2021, concurrent with the launch of the PMC note offering, S&P reaffirmed the ratings at B- and changed the outlook from Negative to Stable. Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Stable from Negative on February 24, 2021. On January 24, 2022, S&P raised the assigned rating of the PMC Senior Secured Notes from “B-” to ‘B’ and maintained a stable outlook citing improved profitability and an increase in assets. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at December 31, 2021 is a minimum of $275.0 million tangible net worth at Ocwen, as defined in certain of our mortgage warehouse and MSR financing facilities agreements, or, if greater, the minimum requirement at PMC set forth by the Agencies. See Note 24 — Regulatory Requirements. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at December 31, 2021 is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements.
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
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these consolidated financial statements.

Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at December 31, 2021:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$192,792	$—	$—	$192,792
Restricted cash	70,654	70,654	—	—
Loans held for sale	928,527	887,602	870,411	40,924
Loans held for investment - securitized (2)	6,979,100	6,979,100	6,885,022	—
Loans held for investment - unsecuritized	220,662	197,020	176,807	23,642
MSRs (3)	1,422,546	1,407,949	815,584	14,597
Advances, net	772,433	622,131	598,370	150,302
Receivables, net	180,707	33,672	32,670	147,035
REO	10,075	6,624	5,188	3,451
Total (4)	$10,777,497	$10,204,753	$9,384,052	$572,744
(1)Certain assets are pledged as collateral to the $400.0 million PMC Senior Secured Notes and $285.0 million OFC Senior Secured (second lien) Notes.
(2)Reverse mortgage loans and real estate owned are pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of PMC’s default on its servicing obligations, or if the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to PMC in connection with certain claims relating to the performance and obligations of PMC as both issuer of HMBS and servicer of HECMs underlying HMBS.
(3)Excludes MSRs transferred to NRZ and MAV and associated Pledged MSR liability recorded as sale accounting criteria are not met.
(4)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Ocwen. For example, the total excludes premises and equipment and certain other assets.
The OFC Senior Secured Notes due 2027 have a second lien priority on specified assets carried on PMC’s balance sheet, as defined under the OFC Senior Secured Note Agreement and listed in the table below, and have a priority lien on the following assets: investments by OFC in subsidiaries not guaranteeing the $400.0 million PMC Senior Secured Notes, including PHH and MAV; cash and investment accounts at OFC; and certain other assets, including receivables.

As of December 31, 2021
Specified net servicing advances	$179,228
Specified deferred servicing fee	24,152
Specified MSR value less borrowings	730,720
Specified unrestricted cash balances	65,468
Specified advance facility reserves	7,687
Specified loan value	101,953
Specified residual value	40,763
Specified fair value of marketable securities	—
Total value - PMC	$1,149,969

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

	Expected Maturity Date (1) (2)
	2022	2023	2024	2025	2026	Thereafter	Total Balance	Fair Value
Advance match funded liabilities	$512,297	$—	$—	$—	$—	$—	$512,297	$511,994
Mortgage loan warehouse facilities	1,085,076	—	—	—	—	—	1,085,076	1,085,076
MSR financing facilities	490,880	94,178	—	—	277,071	39,529	901,658	873,820
Senior notes	—	—	—	—	400,000	285,000	685,000	674,927
	$2,088,253	$94,178	$—	$—	$677,071	$324,529	$3,184,031	$3,145,817
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
Note 15 — Other Liabilities

	December 31,
	2021	2020
Contingent loan repurchase liability	$403,740	$480,221
Other accrued expenses	104,931	87,898
Due to NRZ - Advance collections and servicing fees	76,590	94,691
Liability for indemnification obligations	51,243	41,920
Checks held for escheat	44,866	35,654
Accrued legal fees and settlements	43,990	38,932
MSR purchase price holdback	32,620	20,923
Servicing-related obligations	32,366	35,237
Lease liability	16,842	27,393
Liability for uncertain tax positions	14,730	16,188
Accrued interest payable	11,998	4,915
Liability for unfunded India gratuity plan	6,263	6,051
Liability for unfunded pension obligation	4,183	12,662
Derivatives, at fair value	3,080	4,638
Due to MAV	2,134	—
Other	17,938	16,652
	$867,514	$923,975

Accrued Legal Fees and Settlements	Years Ended December 31,
	2021	2020	2019
Beginning balance	$38,932	$30,663	$62,763
Accrual for probable losses (1)	9,399	26,468	3,011
Payments (2)	(5,533)	(14,826)	(30,356)
Net increase (decrease) in accrued legal fees	1,192	(3,433)	(4,884)
Other	—	60	129
Ending balance	$43,990	$38,932	$30,663
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
As disclosed in Note 14 — Borrowings, concurrent with the issuance of the OFC Senior Secured Notes on March 4, 2021, Ocwen issued to Oaktree warrants to purchase 1,184,768 shares of its common stock (which amount, upon exercise of the warrants, would be equal to 12% of Ocwen’s outstanding common stock as of the date of issuance of such warrants) at an exercise price of $26.82 per share, subject to antidilution adjustments. The warrants may be exercised at any time from the date of issuance through March 4, 2027. While the warrants will not be registered, we entered into a registration rights agreement with Oaktree pursuant to which we will register for resale the shares of common stock issuable upon exercise of the warrants within 18 months after March 4, 2021. On March 4, 2021, the $16.5 million allocated fair value of the warrants was reported as Additional Paid-in Capital in our consolidated balance sheet, net of allocated debt issuance costs of $0.8 million.
On May 3, 2021, concurrent with the issuance of the second tranche of OFC Senior Secured Notes described above, and in connection with the closing of the Transaction Agreement dated December 21, 2020 and disclosed in Note 11 — Investment in Equity Method Investee, we issued to Oaktree 426,705 shares of our common stock, representing 4.9% of our then outstanding common stock, at a price per share of $23.15 for an aggregate purchase price of $9.9 million, and warrants to purchase 261,248 shares of our common stock (which amount was equal to 3% of Ocwen’s outstanding common stock as of the date of issuance of such warrants) at a price per share of $24.31 in consideration of the transaction. The warrants may be exercised at any time from the date of issuance through May 3, 2025. The issuance of the shares of common stock, warrants, and the shares of common stock issuable upon exercise of the warrants will not be registered under the Securities Act. These securities were or will be (as applicable) issued in a private placement exempt from the registration requirements of the Securities Act. On May 3, 2021, the $12.6 million allocated fair value of the common stock and $4.3 million allocated fair value of the warrants was reported as Common stock, at par value of the shares issued, and Additional Paid-in Capital in our consolidated balance sheet, net of allocated debt issuance costs of $0.5 million.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows:

	December 31,
	2021	2020
Unfunded pension plan obligation, net	$1,880	$8,409
Unrealized losses on cash flow hedges, net	559	674
Other	(72)	12
	$2,366	$9,095

Note 17 — Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the years ended December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Maturities	Notional	Fair Value	Maturities	Notional	Fair Value
Derivative Assets (Other assets)
Forward sales of Reverse loans	Feb. 2022	$175,000	$364	Jan. 2021	$30,000	$34
Forward loans IRLCs	Jan. - Apr. 2022	1,021,978	16,074	Apr. 2021	619,713	22,224
Reverse loans IRLCs	Jan. 2022	63,327	2,011	Jan. 2021	11,692	482
TBA forward Pipeline trades	Jan. - Mar. 2022	587,000	946	N/A	—	—
Interest rate swap futures	Mar. 2022	792,500	1,734	Mar. 2021	593,500	504
Option contracts	Jan. 2022	125,000	547	N/A	—	—
Other	N/A	—	—	N/A	—	2
Total		$2,764,805	$21,675		$1,254,905	$23,246

Derivative Liabilities (Other liabilities)
Forward sales of Reverse loans	N/A	$—	$—	Jan. 2021	$20,000	$(84)
TBA forward Pipeline trades	Jan. - Mar. 2022	645,000	(898)	N/A	—	—
TBA forward MBS trades	Feb. 2022	550,000	(287)	Jan. 2021	400,000	(4,554)
Option contracts	Feb. 2022	450,000	(824)	N/A	—	—
Other	N/A	—	(1,070)	N/A	—	—
Total		$1,645,000	$(3,080)		$420,000	$(4,638)

The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Gain / (Loss)		Gain / (Loss)
	Amount	Financial Statement Line	Amount	Financial Statement Line
Derivative Instruments
Forward loans IRLCs	$(6,150)	Gain on loans held for sale, net	$17,479	Gain on loans held for sale, net
Reverse loans IRLCs	1,529	Reverse mortgage revenue, net	349	Reverse mortgage revenue, net
TBA forward pipeline trades	1,483	Gain on loans held for sale, net (Economic Hedge)	—	N/A
Interest rate swap futures and TBA forward MBS trades	—	Gain on loans held for sale, net (Economic hedge)	(10,140)	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures, TBA forward MBS trades and option contracts	(9,542)	MSR valuation adjustments, net	27,538	MSR valuation adjustments, net
Forward sales of Reverse loans	414	Reverse mortgage revenue, net	(29)	Reverse mortgage revenue, net
Other	(2)	Gain on loans held for sale, net	73	Gain on loans held for sale, net
Other	(1,070)	Other, net	—	N/A
	$(13,339)		$35,270
Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds.
Through May 2021, management implemented a macro-hedging strategy to reduce the volatility of our MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy was targeted at mitigating the residual exposure, which we referred to as our net MSR portfolio exposure. We defined our net MSR portfolio exposure as follows:
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
Effective May 2021, management began hedging its MSR portfolio and its pipeline separately (see below for further description of pipeline hedging), effectively ending the macro-hedge strategy previously in place. Under the new MSR hedging strategy, the interest-rate sensitive MSR portfolio exposure is now defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with NRZ and MAV (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting ),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings.
The objective of our MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement is subject to lower and upper thresholds, as modeled, of 40% and 60%, respectively. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
Effective October 2021, we refined the scope of the hedge policy to allow for MSRs subject to LOI to be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties and exchange-traded interest rate swap futures and interest rate options. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts on Treasury futures, generally in a sell put and buy call option strategy. These derivative instruments are not designated as accounting hedges. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (1) the commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 75 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 5 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans held for sale and interest rate lock commitments is economically hedged with derivative instruments, including forward sales of Agency TBAs. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within gain on loans held-for-sale in our consolidated statements of operations.
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
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions, we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange gains (losses) were $0.3 million, $(1.0) million and $(0.2) million during the years ended December 31, 2021, 2020 and 2019, respectively, and are reported in Other, net in the consolidated statements of operations.
Note 18 — Interest Income

	Years Ended December 31,
	2021	2020	2019
Loans held for sale	$25,889	$13,929	$14,669
Interest earning cash deposits and other	485	2,070	2,435
	$26,374	$15,999	$17,104

Note 19 — Interest Expense

	Years Ended December 31,
	2021	2020	2019
OFC Senior Secured Notes (1)	$31,656	$—	$—
PHH and PMC senior notes	31,914	26,634	31,804
Mortgage loan warehouse facilities	30,638	15,239	11,100
MSR financing facilities	26,036	15,885	8,112
Advance match funded liabilities	14,238	24,122	26,902
SSTL	2,956	20,465	27,066
Escrow	6,530	7,022	9,145
	$143,968	$109,367	$114,129
(1)Notes issued to Oaktree affiliates, inclusive of $5.0 million of amortization of debt issuance costs and discount.
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
Based on information available at the time, we estimated that modifications to the tax rules for the carryback of NOLs and business interest expense limitations would result in U.S. and USVI federal net tax refunds of approximately $62.6 million and $1.4 million, respectively, and as such we recognized an income tax benefit, net of related uncertain tax positions, of $64.0 million in our consolidated financial statements for the year ended December 31, 2020. We recognized an additional $12.6 million of income tax benefit in our financial statements for the year ended December 31, 2021 as we refined estimates and received resolution on uncertainties related to our CARES Act claims. During the years ended December 31, 2021 and 2020, we collected $24.6 million and $51.4 million, respectively, which represents the tax refunds associated with the NOLs generated in 2018 and 2019 carried back to prior tax years.
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
For income tax purposes, the components of income (loss) from continuing operations before taxes were as follows:

	Years Ended December 31,
	2021	2020	2019
Domestic	$(13,901)	$(118,043)	$(93,487)
Foreign	9,530	12,359	(33,004)
	$(4,371)	$(105,684)	$(126,491)

The components of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$(20,134)	$(67,080)	$873
State	(1,310)	348	4,460
Foreign	1,554	2,600	7,181
	(19,890)	(64,132)	12,514
Deferred:
Federal	(2,265)	(26,029)	(40,429)
State	(31)	(2,115)	(914)
Foreign	167	(1,445)	11,993
Provision for (reversal of) valuation allowance on deferred tax assets	2,344	28,215	32,470
	215	(1,374)	3,120
Other	(2,774)	—	—
Total	$(22,449)	$(65,506)	$15,634
Ocwen is a global company with operations in the U.S., USVI, India and the Philippines, among other jurisdictions. In the effective tax rate reconciliation, we first calculate income tax expense attributable to worldwide continuing operations at the U.S. statutory tax rate. The foreign tax rate differential therefore represents the difference in tax expense between jurisdictional income taxed at the U.S. statutory rate and each respective jurisdictional statutory rate.
Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate as follows:

	Years Ended December 31,
	2021	2020	2019
Expected income tax expense (benefit) at statutory rate	$(918)	$(22,194)	$(26,563)
Differences between expected and actual income tax expense:
CARES Act	(12,631)	(79,049)	—
Provision for (reversal of) valuation allowance on deferred tax assets	2,344	28,214	32,470
Provision for (reversal of) liability for uncertain tax positions	(8,700)	13,062	4,198
Interest on refund claims due from tax authorities	(2,774)	—	—
Other provision to return differences	(954)	(3,347)	1,242
Foreign tax differential including effectively connected income (1)	1,401	(2,511)	15,979
State tax, after Federal tax benefit	212	(1,396)	(619)
Benefit of state NOL carryback claims and amended return filings	(1,803)	—	—
Executive compensation disallowance	1,384	594	1,344
Excess tax benefits from share-based compensation	(518)	424	381
Other permanent differences	150	382	66
Foreign tax credit (generation) utilization	(49)	(13)	263
Revaluation of deferred tax assets related to legal entity mergers	(5)	(2)	(25,509)
U.S. Tax Reform - Global Intangible Low-Taxed Income (GILTI) inclusion	175	182	11,859
U.S. Tax Reform - BEAT Tax	—	—	(555)
Bargain purchase gain disallowance	—	—	80
Other	237	148	998
Actual income tax expense (benefit)	$(22,449)	$(65,506)	$15,634
(1)The foreign tax differential includes expense recognized in 2019 for taxable income or losses earned by Ocwen Mortgage Servicing, Inc. (OMS) prior to the merger of OMS into OVIS in 2019, which are taxable in the U.S. as effectively connected income (ECI). The impact of ECI to income tax expense (benefit) for 2019 was $2.6 million.

Net deferred tax assets were comprised of the following:

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards - federal and foreign	$54,569	$40,557
Net operating loss carryforwards and credits - state and local	70,680	67,293
Interest expense disallowance	39,277	23,112
Reserve for servicing exposure	6,752	10,273
Accrued legal settlements	9,905	9,200
Partnership losses	8,553	7,316
Stock-based compensation expense	9,857	6,486
Accrued incentive compensation	6,698	6,240
Accrued other liabilities	5,900	5,722
Lease liabilities	2,549	4,943
Intangible asset amortization	4,964	4,541
Foreign deferred assets	3,763	3,731
Tax residuals and deferred income on tax residuals	1,460	2,968
Bad debt and allowance for loan losses	4,014	—
Other	5,133	6,035
	234,074	198,417
Deferred tax liabilities
Mortgage servicing rights amortization	57,324	8,123
Bad debt and allowance for loan losses	—	1,951
Other	1,312	1,151
	58,636	11,225
	175,438	187,192
Valuation allowance	(172,109)	(183,649)
Deferred tax assets, net	$3,329	$3,543
As of December 31, 2021, we had a deferred tax asset, net of deferred tax liability, of $175.4 million including $171.1 million in the U.S.
Valuation Allowances
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. Both the U.S. and USVI jurisdictions are in a three-year cumulative loss position as of December 31, 2021. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a valuation allowance of $171.1 million and $182.7 million on our U.S. net deferred tax assets at December 31, 2021 and 2020, respectively, and a valuation allowance of $0.4 million on our USVI net deferred tax assets at both December 31, 2021 and 2020. These U.S. and USVI jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our net deferred tax assets in both the U.S. and USVI until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Net Operating Loss Carryforwards
At December 31, 2021, we had U.S. NOL carryforwards of $256.9 million, and state NOL and tax credit carryforwards valued at $70.7 million.
These U.S. federal and state NOL carryforwards will expire beginning 2022 through 2041 with U.S. federal NOLs generated after 2017 never expiring. We believe that it is more likely than not that the benefit from certain U.S. federal and state

NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $53.9 million and $70.7 million on the deferred tax assets relating to the U.S. federal and state NOL carryforwards, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2021 will be accounted for as a reduction of income tax expense. Additionally, $334.5 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we have, therefore, reflected the tax-effect of this attribute as a $12.9 million income taxes receivable. We also have U.S. capital loss carryforwards of $7.5 million at December 31, 2021 against which a valuation allowance has been recorded.
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
Uncertain Tax Positions
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2018 through the present, our USVI corporate tax return for the years ended December 31, 2018 through the present, and our India corporate tax returns for the years ended March 31, 2010 through the present. During 2021, we concluded our audit in the USVI jurisdiction for tax years 2013 - 2016 related to the carryback of losses generated in 2015 and 2016 to tax years 2013 and 2014, respectively, without any adjustment.
A reconciliation of the beginning and ending amounts of the total unrecognized tax benefits for uncertain tax position is as follows:

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$20,638	$10,589	$9,622
Additions for tax positions of current year	—	—	207
Additions for tax positions of prior years	178	15,242	3,110
Reductions for tax positions of prior years	(6,361)	(219)	—
Reductions for settlements	(555)	(3,067)	(1,293)
Lapses in statute of limitations	(2,365)	(1,907)	(1,057)
Ending balance (1)	$11,535	$20,638	$10,589
(1)At December 31, 2021 and 2020, $11.3 million and $12.8 million, respectively, of the balance is included in the Liability for uncertain tax positions in Other liabilities, with the remaining $0.2 million and $7.8 million, respectively, included as a reduction of Income taxes receivable in Receivables.
We recognized total interest and penalties of $0.1 million, $(1.6) million and $2.7 million as income tax expense or (benefit) in 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, accruals for interest and penalties were $3.4 million, and are included in the Liability for uncertain tax positions in Other liabilities. As of December 31, 2021 and 2020, we had unrecognized tax benefits for uncertain tax positions, excluding accrued interest and penalties, of $11.5 million and $20.6 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. We believe that it is reasonably possible that a decrease of up to $10.1 million in unrecognized tax benefits may be necessary within the next 12 months.

Undistributed Foreign Earnings and Non-U.S. Jurisdictions
As of December 31, 2021, we have recognized a deferred tax liability of $0.6 million for foreign subsidiary undistributed earnings. We do not consider our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S.
Note 21 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For 2020 and 2019, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Years Ended December 31,
	2021	2020	2019
Basic earnings (loss) per share
Net income (loss)	$18,078	$(40,178)	$(142,125)

Weighted average shares of common stock outstanding	9,021,975	8,748,725	8,962,961

Basic earnings (loss) per share	$2.00	$(4.59)	$(15.86)

Diluted earnings (loss) per share
Net income (loss)	$18,078	$(40,178)	$(142,125)

Weighted average shares of common stock	9,021,975	8,748,725	8,962,961

Effect of dilutive elements
Contingent issuance of common stock	38,685	—	—
Common stock warrants	152,208	—	—
Stock option awards	60	—	—
Common stock awards	169,539	—	—
Dilutive weighted average shares of common stock	9,382,467	8,748,725	8,962,961

Diluted earnings (loss) per share	$1.93	$(4.59)	$(15.86)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	143,593	199,079	211,175
Market-based (2)	87,509	125,395	52,480
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
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
Defined Contribution Savings Plans
We sponsor defined contribution savings plans for eligible employees in the U.S (401(k) plans) and India (Provident Fund).

Contributions of participating employees to the plans are matched on the basis specified by these plans. For the 401(k) plans, we match 50% of the first 6% of each eligible participant’s contribution to the 401(k) plans with maximum aggregate matching of $8,700 for 2021. For the Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary. Employers are not required to make contributions beyond this minimum.
Our contributions to these plans were $5.1 million, $5.2 million and $5.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Defined Benefit Pension Plans
Ocwen sponsors different non-contributory defined benefit pension plans for which benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by each plan. Both defined benefit pension plans were assumed as part of business acquisitions and are frozen, wherein the plans only accrue additional benefits for a limited number of employees and no additional employees are eligible for participation in the plans.
The following table shows the total change in the benefit obligation, plan assets and funded status for the pension plans:

	December 31,
	2021	2020
Projected benefit obligation	$54,262	$58,965
Fair value of plan assets	50,078	46,303
Unfunded status recognized in Other liabilities	$(4,183)	$(12,662)

Amounts recognized in Accumulated other comprehensive loss	$1,955	$8,484
The rate used to discount the projected benefit obligation of the PHH pension plan increased from 2.25% in 2020 to 2.75% in 2021, resulting in a decrease of $3.2 million in the plan’s benefit obligation. The rate used to discount the projected benefit obligation of the Berkeley plan increased from 2.59% to 2.80%. The net periodic benefit cost related to the defined benefit pension plans, included in Other expenses, was $(0.9) million, $(0.2) million and $(2.0) million for 2021, 2020 and 2019 respectively.
As of December 31, 2021, future expected benefit payments to be made from the assets of the defined benefit pension plans is $2.9 million, for each of the years ending December 31, 2022 and 2023, $2.8 million for year ending December 31, 2024, $3.0 million for each of the years ending December 31, 2025 and 2026. The expected benefit payments to be made for the subsequent five years ending December 31, 2027 through 2031 are $15.6 million.
Ocwen contributes to the defined benefit pension plans amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws as well as additional amounts at their discretion. Our contributions to the defined benefit pension plans were $1.0 million, $2.1 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following table shows the total change in the benefit obligation, plan assets and funded status for the Gratuity Plan:

	December 31,
	2021	2020
Benefit obligation	$6,305	$6,091
Fair value of plan assets	42	40
Unfunded status recognized in Other liabilities	$(6,263)	$(6,051)
During the years ended December 31, 2021, 2020 and 2019, benefits of $0.8 million, $0.8 million, and $0.9 million were paid by OFSPL. As of December 31, 2021, future expected benefit payments to be made from the assets of the Gratuity Plan, which reflect expected future service, is $1.1 million, $1.0 million, $0.9 million, $0.8 million and $0.7 million for the years ending December 31, 2022, 2023, 2024, 2025 and 2026, respectively. The expected benefit payments to be made for the subsequent five years ending December 31, 2027 through 2031 are $2.2 million.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2021 Equity Incentive Plan (the 2021 Equity Plan) are our primary incentive compensation plans for executives and other eligible employees. Previously issued equity awards remain outstanding under the 2017 Performance Incentive Plan (the 2017 Equity Plan) and the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation and Human Capital Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $23.6 million, $25.7 million and $16.6 million of compensation expense during 2021, 2020 and 2019, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan, the 2017 Equity Plan and the 2021 Equity Incentive Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards, including cash-settled awards, to employees. Effective with the approval of the 2021 Equity Plan by Ocwen shareholders on May 25, 2021, no new awards have been, or will be, granted under the 2017 Equity Plan. The number of remaining shares available for award grants under the 2017 Equity Plan became available for award grants under the 2021 Equity Incentive Plan effective upon shareholder approval. At December 31, 2021, there were 494,585 shares of common stock remaining available for future issuance under these plans.
Equity Awards
Outstanding equity awards granted under the 2007 Equity Plan, the 2017 Equity Plan and 2021 Equity Incentive Plan had the following characteristics in common:

Type of Award	Percent of Total Equity Award	Vesting Period
2012 - 2014 Awards:
Options:
Servicing Condition - Time-based	45%	Ratably over four years (25% on each of the four anniversaries of the grant date)
Market Condition:
Market performance-based	50
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

Total Award	100%

2015 - 2016 Awards:

Type of Award	Percent of Total Equity Award	Vesting Period
Options:
Service Condition - Time-based	100%	Ratably over four years (25% vesting on each of the first four anniversaries of the grant date.)

2017 - 2021 Awards:
Options:
Service Condition - Time-based	6%	Ratably over three years (1/3 vesting on each of the first three anniversaries of the grant date).
Stock Units:
Service Condition - Time-based	41	Over three years with 1/3 vesting on each of the first three anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	9
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

Time-based vesting schedule and Market performance-based vesting date	44
Cliff-vest 100% after three years. Vesting of units credited based on Total Shareholder Return (TSR) for any performance period is subject to continued service through the third anniversary of the grant. There is no interim or ratable vesting. The number of performance-based awards that will vest is determined by Ocwen’s TSR, either absolute or relative to a performance peer group, during each performance period.

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

	Years Ended December 31,
Stock Options	2021		2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	124,866	$274.30	131,962	$282.30	139,507	$288.30
Granted (1)	—	—	—	—	3,427	31.20
Exercised	—	—	—	—	—	—
Forfeited / Expired (2)	(10,208)	189.00	(7,096)	423.80	(10,972)	280.35
Outstanding at end of year (3)(4)	114,658	$281.89	124,866	$274.30	131,962	$282.30

Exercisable at end of year (3)(4)(5)	108,754	$273.97	110,484	$283.08	105,384	$302.40

(1)Stock options granted in 2019 include 2,212 options awarded to Ocwen’s Chief Financial Officer at a strike price of $32.55 equal to the closing price of our common stock on the effective date of her employment.
(2)Includes 10,208, 0, and 4,913 options which expired unexercised in 2021, 2020 and 2019, respectively, because their exercise price was greater than the market price of Ocwen’s stock.
(3)At December 31, 2021, 5,167 options with a market condition for vesting based on an average common stock trading price of $484.19, had not met their performance criteria. Outstanding and exercisable stock options at December 31, 2021 have a net aggregate intrinsic value of $0.1 million. A total of 44,500 market-based options were outstanding at December 31, 2021, of which 39,333 were exercisable.
(4)At December 31, 2021, the weighted average remaining contractual term of options outstanding and options exercisable was 2.02 years and 1.98 years, respectively.

(5)The total fair value of stock options that vested and became exercisable during 2021, 2020 and 2019, based on grant-date fair value, was $0.3 million, $0.3 million and $0.6 million, respectively.
In 2019, Ocwen established a Long-Term Incentive (LTI) program in connection with changes made by the Committee to the compensation structure of Ocwen’s executives. The LTI program is designed to promote actions and decisions aligned with our strategic objectives and reward our executives and other program participants for long-term value creation for our shareholders in a manner that is consistent with our pay-for-performance philosophy. The awards granted in 2019 and 2020 under the LTI program are cash-settled to avoid share dilution, except that awards granted to Ocwen’s Chief Executive Officer will be settled in shares of common stock. The program includes both a time-vesting component for retention purposes and a performance component to align with pay-for-performance objectives, using TSR as the performance metric. In 2019, performance was based on absolute TSR; in 2020 and 2021, performance is measured based on TSR relative to performance peer groups. The LTI awards are granted under the 2017 Equity Plan.
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
A total of 465,026 were granted in 2021 under the LTI, of which 115,173 were equity-settled awards granted to Ocwen’s CEO, 117,233 were hybrid awards granted to certain Ocwen executives and 232,620 were cash-settled. The CEO's PRSU award contains a provision that will allow Ocwen to settle a portion of the units in cash in the unlikely event of above-target performance levels resulting in a shortfall of shares available in the equity plan. This will only occur if performance is significantly above target, The hybrid awards contain a provision that will allow Ocwen to settle some or all share units in shares rather than cash, subject to the availability of shares for issuance under the 2017 Equity Plan. We determined that in the case of the hybrid awards, Ocwen has sole discretion in the choice of settlement in shares or cash and it has both the intent and the ability to deliver the shares, therefore we accounted the hybrid awards as equity-settled awards, except 436 hybrid awards, which were accounted liability awards.
Of the awards granted under the LTI program in 2021, 2020 and 2019, 50%, 50% and 74%, respectively, were performance-based with a market condition and the remaining 50%, 50% and 26%, respectively, were time-based. The time-based awards vest equally on the first, second and third anniversaries of the award grant date if the continued employment condition is met. The recurring annual performance-based awards cliff-vest 100% after three years subject to meeting the performance conditions and continuing employment. Certain one-time transitional performance-based awards granted in 2019 vest equally on the first, second and third anniversaries of the award grant date subject to meeting the performance conditions and continuing employment. Because the cash-settled awards must be settled in cash, they are classified as liabilities (Other liabilities) in the consolidated balance sheets and remeasured at fair value at each reporting date with adjustments recorded as Compensation expense in the consolidated statements of operations.

	Years Ended December 31,
Stock Units - Equity Awards	2021		2020		2019
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	261,647	$21.74	177,275	$39.45	196,453	$56.25
Granted (1)	236,593	33.50	150,000	8.78	83,797	30.00
Vested (2)(3)	(71,855)	33.43	(62,954)	42.25	(75,846)	46.20
Forfeited/Cancelled	(10,159)	39.74	(2,674)	26.85	(27,129)	143.70
Unvested at end of year (4)(5)	416,226	$25.97	261,647	$21.74	177,275	$39.45
(1)Stock units granted in 2021, 2020 and 2019 include 115,173, 150,000 and 75,377 units, respectively, granted to Ocwen’s CEO under the new long-term incentive (LTI) program described below. Stock units granted in 2021 includes 4,623 units added to Ocwen’s CEO for performance factor related to 2020 awards under LTI program.
(2)The total intrinsic value of stock units vested, which is defined as the market value of the stock on the date of vesting, was $2.1 million, $1.0 million and $2.1 million for 2021, 2020 and 2019, respectively.
(3)The total fair value of the stock units that vested during 2021, 2020 and 2019, based on grant-date fair value, was $2.4 million, $2.7 million and $3.5 million, respectively.
(4)Excluding the 236,922 market-based stock awards that have not met their performance criteria (and time-vesting requirements, where applicable), the net aggregate intrinsic value of stock awards outstanding at December 31, 2021 was $7.2 million. At December 31,

2021, 3,840 stock units with a market condition for vesting based on an average common stock trading price of $65.10, as well as 37,688 stock units requiring an average common stock trading price of $38.34 to vest a minimum of 50% of units, had not yet met the market condition (and time-vesting requirements, where applicable). The performance for 195,394 stock units is measured based on TSR relative to Ocwen’s compensation peer group TSR over the four performance periods.
(5)At December 31, 2021, the weighted average remaining contractual term of share units outstanding was 2.0 years.

	Years Ended December 31,
Stock Units - Liability Awards	2021	2020	2019
Unvested units at beginning of year	728,373	243,441	—
Granted	233,056	601,787	251,076
Vested	(105,974)	(21,909)	—
Forfeited/Cancelled (1)	(111,507)	(94,954)	(7,635)
Other (2)	14,678	8	—
Unvested units at end of year	758,626	728,373	243,441
(1)Units forfeited/cancelled in 2021 and 2020 include 35,000 and 36,898 units, respectively, related to 2019 transitional performance-based awards. These units were forfeited as the TSR was below the threshold performance levels.
(2)Includes, 14,681 units added in 2021 as a result of a performance factor related to 2020 performance-based awards, and 8 shares added in 2020 representing the conversion of fractional stock units on the reverse stock split.
The number of performance-based awards that will vest under the LTI program awards for 2021 and 2020 is determined by Ocwen’s TSR relative to a performance peer group (18 companies selected by the Committee, unique for each grant year) during each performance period. Median (50th percentile) TSR performance will earn the target number of performance-based awards. The awards use four distinct weighted performance periods to measure overall performance – for 2021, three annual periods ending March 2, 2022, 2023, 2024 and one three-year period ending March 2, 2024; for 2020, three annual periods ending March 30, 2021, 2022, 2023 and one three-year period ending March 30, 2023. Note that the awards do not vest at the end of each performance period. Vesting of units credited based on the TSR for any performance period is subject to continued service through the third anniversary of the grant date. There is no interim or ratable vesting.
The number of performance-based awards that will vest under the 2019 annual LTI program is determined by Ocwen’s total TSR over a three-year performance period ending March 29, 2022. The 2019 transitional performance-based awards vest in separate tranches based on the TSR, as defined, over one, two and three-year annual performance periods ending March 29, 2020, 2021 and 2022.
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

The following assumptions were used to value awards:

	Years Ended December 31,
	2021	2020	2019
	Monte Carlo	Monte Carlo	Black-Scholes	Monte Carlo
Risk-free interest rate	0.01% - 0.77%	0.08% - 0.29%	2.60%	1.16% – 2.40%
Expected stock price volatility (1)	95% - 96.4%	88.7% - 94.1%	68%	72.5% - 75.9%
Expected dividend yield	—%	—%	—%	—%
Expected life (in years) (2)	(3)	(3)	8.5	(3)
Contractual life (in years)	N/A	N/A	N/A	N/A
Fair value	$36.09 - $62.03	$24.36 - $38.75	$20.55 - $23.25	$26.25 - $33.75
(1)We generally estimate volatility based on the historical volatility of Ocwen’s common stock over the most recent period that corresponds with the estimated expected life of the option. For awards valued using a Monte Carlo simulation, volatility is computed as a blend of historical volatility based on daily stock price returns and implied volatility based on traded options on Ocwen’s common stock.
(2)For the options valued using the Black-Scholes model we determined the expected life based on historical experience with similar awards, giving consideration to the contractual term, exercise patterns and post vesting forfeitures. The expected term of the options valued using the lattice (binomial) model is derived from the output of the model. The lattice (binomial) model incorporates exercise assumptions based on analysis of historical data. For all options, the expected life represents the period of time that options granted were expected to be outstanding at the date of the award. No option awards were granted during the years ended December 31, 2021 or 2020.
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
The following table summarizes Ocwen's stock-based compensation expense included as a component of Compensation and benefits expense in the consolidated statements of operations:

	Years Ended December 31,
	2021	2020	2019
Compensation expense - Equity awards
Stock option awards	$254	$(431)	$(121)
Stock awards	4,465	2,832	2,818
	$4,719	$2,401	$2,697

Compensation expense - Liability awards	$15,108	$5,642	$1,082

Excess tax benefit (tax deficiency) related to share-based awards	$518	$(424)	$(381)
As of December 31, 2021, unrecognized compensation costs related to non-vested stock options amounted to $2.9 thousand, which will be recognized over a weighted-average remaining requisite service period of 0.17 years. Unrecognized compensation costs related to non-vested stock units as of December 31, 2021 amounted to $6.5 million, which will be recognized over a weighted-average remaining life of 2.02 years. Unrecognized compensation costs related to unvested liability awards as of December 31, 2021 amounted to $15.5 million, which will be recognized over a weighted-average remaining life of 1.00 years.
Note 23 — Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. A brief description of our current business segments is as follows:
Servicing. This segment is primarily comprised of our residential mortgage servicing business and accounted for 78% of our total revenues in 2021. We provide residential and commercial forward mortgage loan servicing, reverse mortgage servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. In most cases, we provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale or securitization of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes both forward and reverse conventional, government-insured and non-Agency mortgage loans, including the reverse mortgage loans classified as loans held for investment on our balance sheet. Non-Agency loans include subprime loans, which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent.
Originations. The Originations segment (previously Lending) purchases and originates conventional and government-insured residential forward and reverse mortgage loans through multiple channels. The loans are typically sold shortly after origination on a servicing retained basis. We originate forward mortgage loans directly with customers (recapture channel) as well as through correspondent lending arrangements since the second quarter of 2019. We originate reverse mortgage loans in all three channels through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, inactive entities, business activities that are individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on extinguishment of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2019 and 2020 related to our cost re-engineering initiatives. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services to each business segment using various methodologies intended to approximate the utilization of such services. Beginning in 2020, we updated our methodology to allocate overhead costs incurred by corporate support services to the Servicing and Originations segments, which now incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. In prior periods, corporate support services costs were primarily allocated based on relative segment size. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering initiatives, and other costs related to operating as a public company. We allocate a portion of interest income to each business segment, including interest earned on cash balances. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. We allocate interest expense on corporate debt from Corporate Items and Other to the Servicing segment and the Originations segment (starting in the fourth quarter of 2021) based on relative financing requirements.
As a result of our risk management strategy to hedge the interest rate risk of our net MSR portfolio, the fair value changes of third-party derivative instruments were reported within MSR valuation adjustments, net. For management segment reporting purposes, we established inter-segment derivative instruments to transfer the risks and allocate the associated fair value changes of derivatives between Servicing and Originations, and specifically between MSR valuation adjustments, net and Gain on loans held for sale, net (Gain/loss on economic hedge instruments). In the second quarter of 2021, we began separately hedging our MSR portfolio and pipeline. We may, from time to time, establish intersegment derivative instruments between our MSR and pipeline hedging strategies to optimize the use of third-party derivatives. The inter-segment derivative fair value changes are eliminated in the consolidated financial statements in the Corporate Eliminations column in the table below.

Financial information for our segments is as follows:

Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2021
Servicing and subservicing fees	$773,459	$8,482	$—	$—	$781,941
Reverse mortgage revenue, net	(2,335)	82,011	—	—	79,676
Gain on loans held for sale, net (1)	46,596	124,489	—	(25,330)	145,755
Other revenue, net	1,660	34,909	6,158	—	42,727
Revenue	819,380	249,891	6,158	(25,330)	1,050,099

MSR valuation adjustments, net (1)	(160,396)	25,166	—	25,330	(109,900)

Operating expenses	342,424	172,797	94,106	—	609,327

Other income (expense):
Interest income	8,245	17,678	451	—	26,374
Interest expense	(104,578)	(22,972)	(16,418)	—	(143,968)
Pledged MSR liability expense	(209,121)	(834)	54	—	(209,901)
Loss on extinguishment of debt	—	—	(15,458)	—	(15,458)
Equity in earnings of unconsolidated entity	3,620	—	—	—	3,620
Other, net	5,190	(2,282)	1,182	—	4,090
Other expense, net	(296,644)	(8,410)	(30,189)	—	(335,243)

Income (loss) before income taxes	$19,916	$93,850	$(118,137)	$—	$(4,371)

Year Ended December 31, 2020
Servicing and subservicing fees	$731,221	$6,041	$58	$—	$737,320
Reverse mortgage revenue, net	7,579	53,147	—	—	60,726
Gain on loans held for sale, net (1)	14,704	105,164	—	17,368	137,236
Other revenue, net	4,160	14,946	6,524	—	25,630
Revenue	757,664	179,298	6,582	17,368	960,912

MSR valuation adjustments, net (1)	(276,252)	41,699	—	(17,368)	(251,921)

Operating expenses (2)	331,885	114,357	129,462	—	575,704

Other income (expense):
Interest income	7,061	7,008	1,930	—	15,999
Interest expense	(90,671)	(9,837)	(8,859)	—	(109,367)
Pledged MSR liability expense	(152,454)	—	120	—	(152,334)
Other, net	10,752	351	(4,372)	—	6,731
Other expense, net	(225,312)	(2,478)	(11,181)	—	(238,971)

Income (loss) before income taxes	$(75,785)	$104,162	$(134,061)	$—	$(105,684)

Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2019
Servicing and subservicing fees	$974,160	$1,254	$93	$—	$975,507
Reverse mortgage revenue, net	63,459	22,850	—	—	86,309
Gain on loans held for sale, net	5,426	32,865	9	—	38,300
Other revenue, net	5,445	4,729	13,085	—	23,259
Revenue	1,048,490	61,698	13,187	—	1,123,375

MSR valuation adjustments, net	(120,864)	(12)	—	—	(120,876)

Operating expenses (2) (3)	547,976	72,457	53,506	—	673,939

Other income (expense):
Interest income	10,085	5,243	1,776	—	17,104
Interest expense	(102,525)	(7,590)	(4,014)	—	(114,129)
Pledged MSR liability expense	(372,172)	—	—	—	(372,172)
Gain on extinguishment of debt	—	—	5,099	—	5,099
Other, net	12,294	892	(4,139)	—	9,047
Other income (expense), net	(452,318)	(1,455)	(1,278)	—	(455,051)

Loss before income taxes	$(72,668)	$(12,226)	$(41,597)	$—	$(126,491)
(1)Corporate Eliminations for 2021 and 2020 includes inter-segment derivative eliminations of $25.3 million and $17.4 million reported as gain on loans held for sale, net, respectively, with a corresponding offset in MSR valuation adjustments, net.
(2)In 2020, we executed certain cost re-engineering initiatives to generate further cost savings, some of which qualify as restructuring charges under GAAP, including the partial abandonment of certain leased properties and additional severance costs. As a result of these initiatives, we accelerated the depreciation of facility lease ROU assets and leasehold improvements by $3.3 million, recorded $6.3 million of facility and other related exit costs, and accrued $3.4 million of employee severance costs. In 2019, we executed cost re-engineering opportunities that extended beyond eliminating redundant costs through the PHH integration process. Costs for this plan totaled $65.0 million, including $35.7 million of employee-related costs, $10.1 million facilities-related and $19.1 million of other costs. Employee-related costs and facility-related costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the consolidated statements of operations. Other costs are primarily reported in Professional services expense and Other expenses. The expenses were all incurred within the Corporate Items and Other segment. The remaining liability of $2.0 million at December 31, 2020 is included in Other accrued expenses, a component of Other liabilities in the consolidated balance sheet and was settled in 2021.
(3)Included in the Corporate Items and Other segment for 2019, we recorded in Professional services expense a recovery from a service provider of $30.7 million during the first quarter of amounts previously recognized as expense.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
December 31, 2021	$10,999,204	$823,530	$324,389	$12,147,123

December 31, 2020	9,847,603	379,233	424,291	10,651,127

December 31, 2019	9,580,466	257,416	568,317	10,406,199

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Year Ended December 31, 2021:
Depreciation expense	$674	$244	$9,347	$10,265
Amortization of debt discount and issuance costs	687	—	7,105	7,792

Year Ended December 31, 2020:
Depreciation expense	$857	$128	$18,136	$19,121
Amortization of debt discount and issuance costs	470	—	6,522	6,992

Year Ended December 31, 2019:
Depreciation expense	$1,925	$93	$29,893	$31,911
Amortization of debt discount and issuance costs	71	—	4,441	4,512
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
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state and local laws, and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced, and the requirements applicable to our business have been changing especially rapidly in response to the COVID-19 pandemic. Most recently, the CFPB promulgated certain amendments to Regulation X (which implements RESPA) that became effective on August 31, 2021 and that impose certain additional COVID-19-related requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures before January 1, 2022. The CFPB also promulgated two sets of amendments to Regulation F (which implements the FDCPA), that each became effective on November 30, 2021 and that impose additional requirements regarding contacting borrowers and debt validation communications, among other things. In addition, the actions of legislative bodies and regulatory agencies relating to a particular matter or business practice may or may not be coordinated or consistent. The general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers.
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
We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2021. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $372.1 million at December 31, 2021. PMC’s adjusted net worth was $568.2 million at December 31, 2021. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and was $40.8 million at December 31, 2021. PMC’s liquid assets were $169.6 million at December 31, 2021.
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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.5 billion and $2.0 billion at December 31, 2021 and 2020, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. In 2021, we funded $226.6 million out of the $2.0 billion borrowing capacity as of December 31, 2020. We also had short-term commitments to lend $1.0 billion and $63.3 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2021. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
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

	Year Ended December 31, 2021
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	141	$29,852	317	$56,449	458	$86,301
Additions	321	86,114	293	61,177	614	147,291
Recoveries, net (1)	(310)	(75,584)	(176)	(25,089)	(486)	(100,673)
Transfers	(14)	(5,068)	14	5,068	—	—
Changes in value	—	8	—	(3,792)	—	(3,784)
Ending balance	138	$35,322	448	$93,813	586	$129,135
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
Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2025 exclusive of renewal option periods. At December 31, 2021, the weighted average remaining term of our leases was 1.9 years. A maturity analysis of our lease liability as of December 31, 2021 is summarized as follows:

2022	$12,513
2023	3,029
2024	1,385
2025	654
2026	—
Thereafter	—
17,581
Less: Adjustment to present value (1)	(739)
Total lease payments, net	$16,842
(1)At December 31, 2021, the weighted average of the discount rate used to estimate the present value was 7.6% based on our incremental borrowing rate.
Operating lease cost for 2021, 2020 and 2019 was $8.8 million, $14.6 million and $26.1 million, respectively. The operating lease cost for 2021, 2020 and 2019 includes $1.6 million, $1.6 million and $5.4 million, respectively, of variable lease expense.
Restricted cash includes a $23.2 million deposit as collateral for an irrevocable standby letter of credit issued in connection with one of our leased facilities. This letter of credit requirement under the terms of the lease agreement is primarily the result of PHH not meeting certain credit rating criteria prior to the acquisition, and extends through the lease expiration on December 31, 2022.

NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2021, our servicing portfolio included significant client relationships with NRZ which represented 21% and 31% of our servicing portfolio UPB and loan count, respectively, and approximately 66% of all delinquent loans that Ocwen services. Our Subservicing Agreements and the Servicing Addendum with NRZ are in their Initial Terms that end in July 2022. Each of the agreements will automatically renew to July 2023, unless NRZ terminates or does not extend the terms as described below. At any time during the Initial Term, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has the rights to terminate the Subservicing Agreements and Servicing Addendum for convenience. Since NRZ did not provide a notice of termination in January 2022, 180 days’ prior to the end of the Initial Term, termination fees are no longer payable if NRZ provides a notice of termination before the end of the Initial Term. Following the Initial Term ending July 2022, NRZ may extend the term of the Subservicing Agreements and Servicing Addendum for additional three-month periods by providing proper notice. Absent any notice of extension, each of the agreements will terminate at the end of its Initial Term in July 2022 or the end of any three-month extended term. If NRZ exercised all or a significant portion of these termination rights, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions. Receivables and Other liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our NRZ agreements are disclosed in Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others, and those brought under the False Claims Act by private citizens on behalf of the U.S.. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by fair-housing advocates, commercial counterparties, including claims by counterparties in sales and purchases of loans, MSRs or other assets, parties on whose behalf we service or serviced mortgage loans, parties who provide ancillary services including property preservation and other post-foreclosure related services, and parties who provide or provided consulting or other services to Ocwen.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $44.0 million at December 31, 2021. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2021.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and state statutes similar to the FDCPA. Ocwen agreed to a settlement in principle of a putative class action, Morris v. PHH Mortgage Corp., filed in March 2020 in the United States District Court for the Southern District of Florida, alleging that PMC’s and legacy Ocwen’s practices of charging a fee to borrowers who voluntarily use certain optional expedited payment options violates the FDCPA and its state law analogs. Several similar putative class actions have been filed against PMC and Ocwen since July 2019. Following mediation, PMC agreed to the terms of a settlement agreement to resolve all claims in the Morris matter. During the preliminary approval process, several third parties, including a group of State Attorneys General, expressed opposition to the proposed settlement. As a result of this opposition, we also received requests for information from various states regarding our practices, to which we have responded in due course. On November 8, 2021, in a similar lawsuit also challenging our convenience fees practices in California, Torliatt v. PHH Mortgage Corp. (pending in the Northern District of California), the Court granted the plaintiff’s motion for class certification and certified a class of California borrowers. Because the certified Torliatt class that overlaps with the putative class certified in Morris, the Morris settlement cannot move forward in its current form. We have filed a petition with the Ninth Circuit Court of Appeals seeking an appeal of the Torliatt class certification decision and we also filed a motion to stay the Morris proceedings pending resolution of the Torliatt class certification appeal. Ocwen cannot guarantee that the proposed settlement in the Morris matter will receive final approval and in the absence of such approval, Ocwen cannot predict the eventual outcome of the Torliatt or Morris proceedings or similar putative class actions filed against us.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. On January 31, 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs have the right to appeal. If plaintiffs appeal the judgment or challenge the Court’s January 31, 2022, order, Ocwen will vigorously defend itself. Our current accrual with respect to this matter is included in the $44.0 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. Ocwen’s motion for summary judgment, filed in June 2019, was denied in May 2020; however, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. Ocwen has moved to decertify the class. A jury trial was scheduled to commence March 7, 2022, but on December 22, 2021, the Court vacated the trial setting and associated pretrial conference due to a conflict with the Court’s trial schedule and indicated it would reset the dates after it issues a ruling on the decertification motion and a motion to compel testimony filed by the plaintiffs. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
We are currently involved in a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC), which filed a complaint in the Supreme Court of the State of New York against PHH. See HSBC Bank USA, N.A. v. PHH Mortgage Corp. (Supreme Court of the State of New York). HSBC’s claims relate to alleged breaches of agreements entered into under a prior subservicing arrangement and origination assistance agreement. In its complaint, HSBC also asserted a claim for fraud, which was dismissed by the Court . We believe we have strong factual and legal defenses to the remaining claims and are vigorously defending the action. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through litigation or otherwise.
We are also currently involved in three lawsuits pending in the Supreme Court of the State of New York with a purchaser of MSRs, Mr. Cooper (formerly Nationstar Mortgage Holdings Inc.), who alleges breaches of representations and warranties made by PHH in the MSR sale agreements. The Court dismissed Mr. Cooper’s claims without prejudice in two of the lawsuits; PHH’s motion to dismiss the third lawsuit remains pending. On November 15, 2021 we reached an agreement with Mr. Cooper to resolve the three lawsuits and the settlement amount is included in the $44.0 million legal and regulatory accrual referenced above.
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
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB thereafter filed a notice of appeal. Appellate briefing concluded August 26, 2021, and oral argument before the Eleventh Circuit occurred on February 10, 2022.
Our current accrual with respect to this matter is included in the $44.0 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
We have exposure to representation, warranty and indemnification obligations relating to our Originations business, including lending, sales and securitization activities. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon loan sale or collateral liquidation as well as current market conditions. We have exposure to servicing representation, warranty and indemnification obligations relating to our servicing practices. We record an accrual for a loss contingency if the loss contingency is probable and the amount can be reasonably estimated. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of our historical losses and other qualitative factors including ongoing dialogue and experience with our counterparties.
At December 31, 2021 and 2020, we had outstanding representation and warranty repurchase demands of $52.5 million UPB (288 loans) and $41.2 million UPB (250 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Years Ended December 31,
	2021	2020	2019
Beginning balance (1)	$40,374	$50,838	$49,267
Provision (reversal) for representation and warranty obligations	3,173	(7,783)	(11,701)
New production liability	4,733	2,596	304
Charge-offs and other (2) (3)	1,150	(5,277)	12,968
Ending balance (1)	$49,430	$40,374	$50,838
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
(3)The year ended December 31, 2019 includes $18.0 million liability for representation and warranty obligations related to sold advances previously presented as allowance for losses. See Note 6 — Advances.

We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2021.
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