Form 10-Q
period 2022-03-31
OCWEN FINANCIAL CORP
filed 2022-05-05
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of May 2, 2022: 9,250,500 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 and the following:
•uncertainty relating to the continuing impacts of the COVID-19 pandemic, including with respect to the response of the U.S. government, state governments, the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the GSEs), the Government National Mortgage Association (Ginnie Mae) and regulators;
•the potential for ongoing disruption in the financial markets and in commercial activity generally related to COVID-19, international events including the conflict in Ukraine, changes in monetary and fiscal policy, and other sources of instability;
•the impacts of employment disruption, inflation, and other financial difficulties facing our borrowers;
•the proportion of borrowers who enter into forbearance plans, the financial ability of borrowers to resume repayment and their timing for doing so;
•the extent to which our mortgage servicing right (MSR) joint venture with Oaktree Capital Management L.P. and its affiliates (Oaktree), other transactions and our enterprise sales initiatives will generate additional subservicing volume and result in increased profitability;
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
•our ability to improve our financial performance through cost re-engineering initiatives and other actions;
•our ability to maintain and increase market share in our target markets, including in forward and reverse servicing;
•our ability to reduce expenses in our mortgage origination business in response to market adjustments;
•uncertainty related to our long-term relationship with New Residential Investment Corp. (NRZ), our largest servicing client;
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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2021 and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$268,691	$192,792
Restricted cash ($8,800 and $9,759 related to variable interest entities (VIEs))	76,294	70,654
Mortgage servicing rights (MSRs), at fair value	2,323,281	2,250,147
Advances, net ($578,611 and $587,059 related to VIEs)	729,973	772,433
Loans held for sale ($716,024 and $917,534 carried at fair value) ($241,676 and $462,144 related to VIEs)	725,051	928,527
Loans held for investment, at fair value ($7,722 and $7,879 related to VIEs)	7,459,277	7,207,641
Receivables, net	213,460	180,707
Investment in equity method investee	34,925	23,297
Premises and equipment, net	20,573	13,674
Other assets ($9,513 and $21,886 carried at fair value) ($1,066 and $1,530 related to VIEs)	446,284	507,250
Total assets	$12,297,809	$12,147,123

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,118,844	$6,885,022
Other financing liabilities, at fair value ($319,009 and $238,144 due to related party) ($7,722 and $7,879 related to VIEs )	872,036	804,963
Advance match funded liabilities (related to VIEs)	497,310	512,297
Mortgage loan warehouse facilities	959,121	1,085,076
MSR financing facilities, net	892,635	900,760
Senior notes, net ($224,204 and $222,242 due to related party)	617,132	614,797
Other liabilities ($12,916 and $3,080 carried at fair value)	806,601	867,514
Total liabilities	11,763,679	11,670,429

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 9,243,658 and 9,208,312 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	92	92
Additional paid-in capital	591,811	592,572
Accumulated deficit	(55,522)	(113,604)
Accumulated other comprehensive loss, net of income taxes	(2,251)	(2,366)
Total stockholders’ equity	534,130	476,694
Total liabilities and stockholders’ equity	$12,297,809	$12,147,123

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenue
Servicing and subservicing fees	$212,623	$171,738
Reverse mortgage revenue, net	13,110	21,826
Gain (loss) on loans held for sale, net	(3,206)	5,721
Other revenue, net	9,036	8,309
Total revenue	231,563	207,594

MSR valuation adjustments, net	62,632	21,208

Operating expenses
Compensation and benefits	68,003	68,281
Technology and communications	14,912	13,143
Servicing and origination	14,167	27,470
Professional services	12,167	17,322
Occupancy and equipment	10,067	8,852
Other expenses	7,702	4,561
Total operating expenses	127,018	139,629

Other income (expense)
Interest income	7,112	3,936
Interest expense	(37,875)	(28,452)
Pledged MSR liability expense	(86,897)	(37,850)
Earnings of equity method investee	12,003	—
Loss on extinguishment of debt	(33)	(15,458)
Other, net	(162)	290
Total other income (expense), net	(105,852)	(77,534)

Income before income taxes	61,325	11,639
Income tax expense (benefit)	3,243	3,096
Net income (loss)	$58,082	$8,543

Earnings per share
Basic	$6.30	$0.98
Diluted	$6.01	$0.96

Weighted average common shares outstanding
Basic	9,215,122	8,688,009
Diluted	9,661,567	8,877,492

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net income (loss)	$58,082	$8,543

Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	91	(367)
Other	24	24
Comprehensive income (loss)	$58,197	$8,200

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2021	9,208,312	$92	$592,572	$(113,604)	$(2,366)	$476,694
Net income	—	—	—	58,082	—	58,082
Equity-based compensation and other	35,346	—	(761)	—	—	(761)
Other comprehensive income, net of income taxes	—	—	—	—	115	115
Balance at March 31, 2022	9,243,658	$92	$591,811	$(55,522)	$(2,251)	$534,130

Balance at December 31, 2020	8,687,750	$87	$556,062	$(131,682)	$(9,095)	$415,372
Net income	—	—	—	8,543	—	8,543
Issuance of common stock warrants, net of issuance costs	—	—	15,753	—	—	15,753
Equity-based compensation and other	13,780	—	685	—	—	685
Other comprehensive loss, net of income taxes	—	—	—	—	(343)	(343)
Balance at March 31, 2021	8,701,530	$87	$572,500	$(123,139)	$(9,438)	$440,010

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$58,082	$8,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	(62,632)	(21,208)
Loss on sale of MSRs, net	100	25
Provision for bad debts	4,147	6,545
Depreciation	2,602	2,859
Amortization of debt issuance costs and discount	2,539	1,624
Equity-based compensation expense	(143)	863
Loss on extinguishment of debt	33	15,458
Loss on valuation of Pledged MSR financing liability	55,459	1,551
Net loss (gain) on valuation of loans held for investment and HMBS-related borrowings	3,132	(6,513)
Earnings of equity method investee	(12,003)	—
Loss (gain) on loans held for sale, net	3,206	(5,721)
Origination and purchase of loans held for sale	(3,472,610)	(3,333,999)
Proceeds from sale and collections of loans held for sale	3,600,893	3,179,487
Changes in assets and liabilities:
Decrease in advances, net	27,299	38,704
Increase in receivables and other assets, net	(12,017)	(2,447)
Decrease in other liabilities	(12,812)	(13,245)
Other, net	799	(2,833)
Net cash provided by (used in) operating activities	186,074	(130,307)

Cash flows from investing activities
Origination of loans held for investment	(620,237)	(326,735)
Acquisition of loans held for investment, net	(3,634)	—
Principal payments received on loans held for investment	518,974	315,105
Purchase of MSRs	(64,297)	(41,556)
Proceeds from sale of MSRs	134,284	—
Additions to premises and equipment	(1,411)	(137)
Purchase of real estate	(197)	(2,165)
Proceeds from sale of real estate	2,058	2,306
Investment in equity method investee	(16,500)	—
Distribution of capital from equity method investee	16,875	—
Other, net	401	350
Net cash used in investing activities	(33,684)	(52,832)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(14,987)	(30,851)
Repayment of other financing liabilities	(28,423)	(18,566)
Proceeds from (repayment of) mortgage loan warehouse facilities, net	(125,956)	157,720
Proceeds from MSR financing facilities	114,220	64,098
Repayment of MSR financing facilities	(121,048)	(44,661)
Repayment of Senior notes	—	(319,156)
Proceeds from issuance of Senior notes and warrants	—	572,944
Repayment of senior secured term loan (SSTL) borrowings	—	(188,700)
Payment of debt issuance costs	(948)	(6,795)
Proceeds from sale of MSRs accounted for as secured financing	39,772	—
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	583,899	287,830
Repayment of HMBS-related borrowings	(517,380)	(311,562)
Net cash provided by (used in) financing activities	(70,851)	162,301

Net increase (decrease) in cash, cash equivalents and restricted cash	81,539	(20,838)
Cash, cash equivalents and restricted cash at beginning of year	263,446	357,265
Cash, cash equivalents and restricted cash at end of period	$344,985	$336,427

Supplemental non-cash investing and financing activities:

Loans held for investment acquired at fair value	$224,052	$—
HMBS-related borrowings assumed at fair value	(219,509)	—
Holdback	(909)	—
Net cash paid to acquire loans held for investment	$3,634	$—

Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$8,097	$292
Lease liability	8,097	292
Transfers of loans held for sale to real estate owned (REO)	358	2,525
Transfer from loans held for investment to loans held for sale	3,138	901

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$268,691	$259,108
Restricted cash and equivalents:
Debt service accounts	13,119	15,930
Other restricted cash	63,175	61,389
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$344,985	$336,427
The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective May 3, 2021, Ocwen holds a 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) that invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV). See Note 10 - Investment in Equity Method Investee and Related Party Transactions for additional information.
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
We had a total of approximately 5,800 employees at March 31, 2022 of which approximately 3,300 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines primarily provide internal support services, principally to our loan servicing business and our corporate functions. Of our foreign-based employees, approximately 66% were engaged in supporting our loan servicing operations as of March 31, 2022.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Recently Adopted Accounting Standards
Earnings Per Share (ASC 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (ASC 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (ASU 2021-04)
The amendments in this ASU provide the following guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic: (1) treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, (2) measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange and (3) recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in ASC 718. In a multiple-element transaction (for example, one that includes both debt financing and equity financing), the total effect of the modification should be allocated to the respective elements in the transaction.
Our adoption of this standard on January 1, 2022 did not have a material impact on our consolidated financial statements.
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
This standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by the phase-out of certain tenors of the London Inter-bank Offered Rate (LIBOR) by the end of 2021 (or June 30, 2023 for U.S. dollar LIBOR of certain tenors). This guidance is effective upon issuance in March 2020 through December 31, 2022 and allows for retrospective application to contract modifications as early as January 1, 2020. We elected to retrospectively adopt this ASU as of January 1, 2020 which resulted in no immediate impact on our consolidated financial statements. Although we do not have any hedge accounting relationships, many of our debt facilities and loan agreements incorporate LIBOR as the referenced interest rate. Some of these facilities and loan agreements either matured prior to the end of 2021 or have terms in place that provide for an alternative to LIBOR upon its phase-out. We do not anticipate that this standard will have a material impact on our consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
Business Combinations (ASC 805) - Accounting for Contract Assets and Contract Liabilities (ASU 2021-08)
The amendments in this Update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations— Overall. The amendments in this ASU are issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with generally accepted accounting principles (GAAP)).
The amendments in this ASU are effective for us on January 1, 2023. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Note 2 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these transfers of financial assets and asset-backed financing arrangements using special purpose entities (SPEs) or variable interest entities (VIEs) into the following groups: (1) securitizations of residential mortgage loans, (2) financings of loans held for sale, (3) financings of advances and (4) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 13 – Borrowings.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2022	2021
Proceeds received from securitizations	$3,588,272	$3,248,918
Servicing fees collected (1)	21,669	13,178
Purchases of previously transferred assets, net of claims reimbursed	(2,030)	(3,239)
	$3,607,911	$3,258,857
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $45.8 million and $34.3 million during the three months ended March 31, 2022 and 2021, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA or VA through Ginnie Mae.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	March 31, 2022	December 31, 2021
Carrying value of assets
MSRs, at fair value	$449,129	$360,830
Advances	103,416	151,166
UPB of loans transferred (1)	34,717,859	31,864,769
Maximum exposure to loss	$35,270,404	$32,376,765
(1)Includes $5.5 billion and $5.6 billion of loans delivered to Ginnie Mae as of March 31, 2022 and December 31, 2021, respectively, and includes loan modifications delivered through the Ginnie Mae Early Buyout Program (EBO).
At March 31, 2022 and December 31, 2021, 3.0% and 3.6%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 10.7% and 12.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
The table below presents the carrying value and classification of the assets and liabilities of the loans held for sale financing facility:

	March 31, 2022	December 31, 2021
Mortgage loans (Loans held for sale, at fair value)	$241,676	$462,144
Outstanding borrowings (Mortgage loan warehouse facilities) (1)	280,271	459,344
(1) Additional cash collateral was posted at March 31, 2022 (reported within restricted cash) due to timing of loan sales.
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
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	March 31, 2022	December 31, 2021
Match funded advances (Advances, net)	$578,611	$587,059
Debt service accounts (Restricted cash)	6,574	7,687
Unamortized deferred lender fees (Other assets)	872	1,305
Prepaid interest (Other assets)	194	225
Advance match funded liabilities	497,310	512,297
MSR Financings using SPEs
We established two SPEs (trusts) in connection with a third-party financing facility secured by certain Fannie Mae and Freddie Mac MSRs (Agency MSRs). We determined that the trusts are VIEs for which we are the primary beneficiary. Therefore, we have included the trusts in our consolidated financial statements. We have the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance given that we are the servicer of the Agency MSRs that result in cash flows to the trusts. In addition, we have designed the trusts at inception to facilitate the third-party funding facility under which we have the obligation to absorb the losses of the VIEs that could be potentially significant to the VIEs.
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	March 31, 2022	December 31, 2021
MSRs pledged (MSRs, at fair value)	$582,076	$630,605
Unamortized deferred lender fees (Other assets)	748	1,495
Debt service account (Restricted cash)	103	104
Outstanding borrowings (MSR financing facilities, net)	282,351	317,523
In 2019, we issued Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 Class A (PLS Notes) secured by certain of PMC’s private label MSRs (PLS MSRs). On March 15, 2022, we replaced the existing PLS Notes with a new series of notes,

Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A, at an initial principal amount of $75.0 million. An SPE, PMC PLS ESR Issuer LLC (PLS Issuer), was established in this connection as a wholly owned subsidiary of PMC. Ocwen guarantees the obligations of PLS Issuer under the facility.
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
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	March 31, 2022	December 31, 2021
MSRs pledged (MSRs, at fair value)	$112,992	$99,833
Debt service account (Restricted cash)	2,123	1,968
Outstanding borrowings (MSR financing facilities, net)	72,838	41,663
Unamortized debt issuance costs (MSR financing facilities, net)	996	413

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		March 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$716,024	$716,024	$917,534	$917,534
Loans held for sale, at lower of cost or fair value (b)	3	9,027	9,027	10,993	10,993
Total Loans held for sale		$725,051	$725,051	$928,527	$928,527

Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$7,451,555	$7,451,555	$7,199,762	$7,199,762
Loans held for investment - Restricted for securitization investors (a)	3	7,722	7,722	7,879	7,879
Total loans held for investment		$7,459,277	$7,459,277	$7,207,641	$7,207,641

		March 31, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Advances, net (c)	3	$729,973	$729,973	$772,433	$772,433
Receivables, net (c)	3	213,460	213,460	180,707	180,707
Mortgage-backed securities (a)	3	—	—	1	1
Corporate bonds (a)	2	211	211	211	211

Financial liabilities:
Advance match funded liabilities (c)	3	$497,310	$495,880	$512,297	$511,994
Financing liabilities:
HMBS-related borrowings (a)	3	$7,118,844	$7,118,844	$6,885,022	$6,885,022
Other financing liabilities
Financing liability -Transferred MSR liability (a)	3	864,315	864,315	797,084	797,084
Financing liability - Owed to securitization investors (a)	3	7,721	7,721	7,879	7,879
Total Other financing liabilities		872,036	872,036	804,963	804,963

Mortgage loan warehouse facilities (c)	3	959,121	959,121	1,085,076	1,085,076
MSR financing facilities (c) (d)	3	892,635	870,538	900,760	873,820
Senior notes:
PMC Senior secured notes due 2026 (c) (d)	2	392,928	374,528	392,555	413,472
OFC Senior secured notes due 2027 (c) (d)	3	224,204	236,272	222,242	261,455
Total Senior notes		$617,132	$610,800	$614,797	$674,927

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (IRLCs) (a)	3	$5,673	$5,673	$18,085	$18,085
Forward trades - Loans held for sale (a)	1	8	8	364	364
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	(3,952)	(3,952)	(240)	(240)
Interest rate swap futures (a)	1	—	—	1,734	1,734
Option contracts (a)	2	(4,666)	(4,666)	(277)	(277)
Other (a)	3	(677)	(677)	(1,070)	(1,070)

MSRs (a)	3	$2,323,281	$2,323,281	$2,250,147	$2,250,147
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 13 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $230.4 million and $220.9 million at March 31, 2022 and December 31, 2021, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	IRLCs
Three months ended March 31, 2022
Beginning balance	$7,879	$(7,879)	$220,940	$18,085
Cumulative effect of fair value election	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	—	60,695	—
Issuances (1)	—	—	—	79,625
Sales	—	—	(47,802)	—
Settlements	(157)	157	—	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	(57,505)
Receivables, net	—	—	(115)	—
	(157)	157	12,778	22,120
Change in fair value included in earnings (1)	—	—	(3,275)	(34,532)
Transfers in and / or out of Level 3	—	—	—	—
Ending balance	$7,722	$(7,722)	$230,443	$5,673
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs for the three months ended March 31, 2022 is a loss of $12.4 million. Note 15 – Derivative Financial Instruments and Hedging Activities.

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended March 31, 2021
Beginning balance	$9,770	$(9,770)	$51,072	$2,019	$22,706
Purchases, issuances, sales and settlements
Purchases	—	—	58,916	—	—
Issuances	—	—	—	—	134,370
Sales	—	—	(32,889)	—	—
Settlements	(950)	950	—	—	—
Transfers (to) from:
Loans held for sale, at fair value	—	—	—	—	(128,564)
Other assets	—	—	(96)	—	—
	(950)	950	25,931	—	5,806
Change in fair value included in earnings	—	—	(5,640)	(406)	(13,923)
Calls and other	—	—	4	—	—
Transfers in and / or out of Level 3	—	—	—	—	—
Ending balance	$8,820	$(8,820)	$71,367	$1,613	$14,589

A reconciliation from the beginning balances to the ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Pledged liabilities that we measure at fair value on a recurring and non-recurring basis is disclosed in Note 5 - Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting, respectively.

During the three months ended March 31, 2022, there have been no changes to the methodologies that we use in estimating fair values or classifications under the valuation hierarchy as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The significant unobservable assumptions that we make to estimate the fair value of significant assets and liabilities classified as Level 3 and measured at fair value on a recurring or non-recurring basis are provided below.
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

Significant unobservable assumptions	March 31, 2022	December 31, 2021
Life in years
Range	1.0 to 8.4	1.0 to 8.2
Weighted average	5.4	5.7
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	11.9% to 46.4%	11.2% to 36.6%
Weighted average	16.8%	16.0%
Discount rate	3.6%	2.6%
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

Significant unobservable assumptions	March 31, 2022		December 31, 2021
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	7.2%	12.1%	8.5%	12.1%
Weighted average lifetime delinquency rate	1.1%	11.1%	1.2%	11.9%
Weighted average discount rate	8.4%	10.7%	8.5%	11.2%
Weighted average cost to service (in dollars)	$70	$205	$71	$205
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of March 31, 2022 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(57,105)	$(111,271)
Weighted average discount rate	(57,701)	(111,293)
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

Significant unobservable assumptions	March 31, 2022	December 31, 2021
Life in years
Range	1.0 to 8.4	1.0 to 8.2
Weighted average	5.4	5.7
Conditional prepayment rate
Range	11.9% to 46.4%	11.2% to 36.6%
Weighted average	16.8%	16.0%
Discount rate	3.5%	2.5%
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

Significant unobservable assumptions	March 31, 2022	December 31, 2021
Weighted average prepayment speed	10.4%	10.9%
Weighted average delinquency rate	7.8%	8.8%
Weighted average discount rate	10.0%	10.5%
Weighted average cost to service (in dollars)	$178	$182
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended March 31,
	2022	2021
Beginning balance	$917,534	$366,364
Originations and purchases	3,472,610	3,333,901
Proceeds from sales	(3,570,863)	(3,169,015)
Principal collections	(29,465)	(5,418)
Transfers from (to):
Loans held for investment, at fair value	3,138	901
Receivables, net	(701)	(8,633)
REO (Other assets)	—	(2,052)
Gain (loss) on sale of loans	(72,302)	(13,732)
Capitalization of advances on Ginnie Mae modifications	7,303	3,394
Increase (decrease) in fair value of loans	(12,270)	(5,256)
Other	1,040	360
Ending balance (1)	$716,024	$500,814
(1)At March 31, 2022 and 2021, the balances include $(16.7) million and $(12.0) million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended March 31,
	2022	2021
Beginning balance - before Valuation Allowance	$15,365	$27,652
Proceeds from sales	(336)	(4,840)
Principal collections	(228)	(214)
Transfers from (to):
Receivables, net	(1,103)	(224)
REO (Other assets)	(358)	(473)
Gain on sale of loans	4	389
Other	3	181
Ending balance - before Valuation Allowance	13,347	22,471

Beginning balance - Valuation Allowance	$(4,372)	$(6,180)
(Provision for) reversal of valuation allowance	(71)	703
Transfer to Liability for indemnification obligations (Other liabilities)	123	15
Ending balance - Valuation Allowance	(4,320)	(5,462)

Ending balance, net	$9,027	$17,009

Gain (loss) on Loans Held for Sale, Net	Three Months Ended March 31,
	2022	2021
Gain on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$45,803	$34,260
Gain (loss) on sale of forward mortgage loans (1)	(72,296)	(18,567)
Gain on sale of repurchased Ginnie Mae loans (1)	599	4,900
	(25,894)	20,593
Change in fair value of IRLCs	(12,057)	(8,618)
Change in fair value of loans held for sale	(11,686)	(4,981)
Gain (loss) on economic hedge instruments (2)	47,107	—
Other	(674)	(1,273)
	$(3,206)	$5,721
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Excludes gains of $13.3 million and $35.4 million on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net for the three months ended March 31, 2022 and 2021, respectively. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio. Refer to Note 18 – Business Segment Reporting.

Note 5 - Reverse Mortgages

	Three Months Ended March 31,
	2022		2021
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (1)
Beginning balance	$7,199,762	$(6,885,022)	$6,997,127	$(6,772,711)
Originations	620,237	—	326,735	—
Securitization of HECM loans accounted for as a financing	—	(583,899)	—	(287,830)
Additional proceeds from securitization of HECM loans and tails	—	(12,200)	—	(12,565)
Acquisition (1)	211,258	(209,057)	—	—
Repayments (principal payments received)	(518,818)	517,380	(314,153)	311,562
Transfers to:
Loans held for sale, at fair value	(3,154)	—	(901)	—
Receivables, net	(12,462)	—	(116)	—
Other assets	(132)	—	(111)	—
Change in fair value included in earnings (3)	(45,136)	53,954	35,793	(16,651)
Ending balance	$7,451,555	$(7,118,844)	$7,044,374	$(6,778,195)
Securitized loans (pledged to HMBS-Related Borrowings)	$7,202,045	$(7,118,844)	$6,874,880	$(6,778,195)
Unsecuritized loans	249,510		169,494
Total	$7,451,555		$7,044,374

(1)During the first quarter of 2022, we purchased a reverse mortgage servicing portfolio of HECM loans securitized in Ginnie Mae pools. As the Ginnie Mae HMBS program does not qualify for sale accounting, the transaction conveyed the HECM loans and associated HMBS-related borrowings to us. We have accounted for this transaction as a secured financing, as a purchase of loans held for investment and assumption of an HMBS securitization liability for the obligation to Ginnie Mae.
(2)Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS that did not qualify for sale accounting treatment of HECM loans. Under this accounting treatment, the HECM loans securitized with Ginnie Mae remain on our consolidated balance sheets and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related HECM loans. The beneficial interests in Ginnie Mae guaranteed HMBS have no maturity dates, and the borrowings mature as the related loans are repaid. The interest rate is the pass-through rate of the loans less applicable margin. See Note 2 – Securitizations and Variable Interest Entities
(3)See further breakdown in the table below.

Reverse Mortgage Revenue, net	Three Months Ended March 31,
	2022	2021
Gain on new originations (1)	$20,671	$17,107
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(11,853)	2,035
Change in fair value included in earnings, net (2)	8,818	19,142
Loan fees and other	4,292	2,684
	$13,110	$21,826
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.
(2)See breakdown between loans held-for-investment and HMBS - related borrowings in the table above.

Note 6 – Advances

	March 31, 2022	December 31, 2021
Principal and interest	$222,815	$228,041
Taxes and insurance	355,288	381,025
Foreclosures, bankruptcy, REO and other	158,767	170,385
	736,870	779,451
Allowance for losses	(6,897)	(7,018)
Advances, net	$729,973	$772,433
The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2022	2021
Beginning balance - before Allowance for Losses	$779,451	$834,512
New advances	197,252	203,400
Sales of advances	(641)	(133)
Collections of advances and other	(239,192)	(244,942)
Ending balance - before Allowance for Losses	736,870	792,837

Beginning balance - Allowance for Losses	$(7,018)	$(6,273)
Provision expense	(1,764)	(1,502)
Net charge-offs and other	1,886	1,616
Ending balance - Allowance for Losses	(6,897)	(6,159)

Ending balance, net	$729,973	$786,678

Note 7 – Mortgage Servicing

MSRs – At Fair Value	Three Months Ended March 31,
	2022			2021
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,571,837	$678,310	$2,250,147	$578,957	$715,860	$1,294,817
Sales and other transfers	(149,311)	(24)	(149,335)	—	—	—
Additions:
Recognized on the sale of residential mortgage loans	45,803	—	45,803	34,260	—	34,260
Purchase of MSRs	46,799	—	46,799	36,778	—	36,778
Servicing transfers and adjustments	—	(823)	(823)	29	(557)	(528)
Changes in fair value:
Changes in valuation inputs or assumptions	194,476	9,044	203,520	82,486	1,529	84,015
Realization of expected cash flows	(47,674)	(25,156)	(72,830)	(23,847)	(25,278)	(49,125)
Ending balance	$1,661,930	$661,351	$2,323,281	$708,663	$691,554	$1,400,217

MSR UPB and Fair Value

	March 31, 2022		December 31, 2021		March 31, 2021
	Fair Value	UPB	Fair Value	UPB	Fair Value	UPB
Owned MSRs	$1,435,180	$115,724,529	$1,422,546	$127,919,800	$849,853	$91,284,985
NRZ transferred MSRs (1) (2)	545,316	51,533,000	558,940	53,652,843	550,364	61,841,181
MAV transferred MSRs (1)	342,785	26,759,000	268,661	24,018,904	—	—
Total	$2,323,281	$194,016,529	$2,250,147	$205,591,547	$1,400,217	$153,126,166
(1)MSRs subject to sale agreements with NRZ and MAV that do not meet sale accounting criteria. During the three months ended March 31, 2022 , we transferred MSRs with a UPB of $3.5 billion to MAV. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
(2)At March 31, 2022, the UPB of MSRs transferred to NRZ for which title is retained by Ocwen was $11.7 billion and the UPB of MSRs transferred to NRZ for which title has passed was $39.8 billion.
We purchased MSRs with a UPB of $4.1 billion and $6.0 billion from unrelated third-parties during the three months ended March 31, 2022 and 2021, respectively. We sold MSRs with a UPB of $11.1 billion and $7.2 million during the three months ended March 31, 2022 and 2021, respectively, to unrelated third parties. Sales of MSRs during the three months ended March 31, 2022 includes an $11.1 billion bulk sale of GSE MSRs which had not yet transferred from our servicing system as of March 31, 2022, and for which PMC is performing interim subservicing.
At March 31, 2022, the S&P Global Ratings, Inc.’s (S&P) servicer ratings outlook for PMC is stable. On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, amongst other factors mentioned by S&P. On September 28, 2021, Moody’s upgraded the servicer quality (SQ) assessment for PMC as a master servicer of residential mortgage loans from SQ3 to SQ3+, reflecting solid reporting and remitting processes and proactive servicer oversight. On March 24, 2020, Fitch Ratings, Inc. (Fitch) placed all U.S Residential Mortgage Backed Securities (RMBS) servicer ratings on Outlook Negative, resulting from a rapidly evolving economic and operating environment due to the sudden impact of the COVID-19 virus. On April 28, 2021, Fitch affirmed PMC’s servicer ratings and revised its outlook from Negative to Stable as PMC’s performance in this evolving environment has not raised any elevated concerns. According to Fitch, the affirmation and stable outlook reflected PMC’s diligent response to the coronavirus pandemic and its impact on servicing operations, effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PMC’s parent, OFC.

Servicing Revenue	Three Months Ended March 31,
	2022	2021
Loan servicing and subservicing fees
Servicing	$88,535	$63,892
Subservicing	14,678	3,487
MAV (1)	16,623	—
NRZ (1)	67,146	80,385
	186,983	147,764
Ancillary income
Late charges	10,020	9,231
Reverse subservicing ancillary fees	3,086	—
Recording fees	3,250	3,945
Loan collection fees	2,949	2,949
Boarding and deboarding fees	1,761	3,019
Custodial accounts (float earnings)	983	1,008
GSE forbearance fees	184	566
Other, net	3,408	3,256
	25,640	23,974
	$212,623	$171,738
(1)Includes servicing and subservicing fees related to transferred MSRs. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.1 billion, $2.1 billion and $2.4 billion at March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

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
In 2021 and 2022, PMC entered into agreements to sell MSR portfolios to MAV on a bulk and flow basis. In each such agreement, PMC has been retained as subservicer for the sold portfolio in accordance with the terms of the subservicing agreement entered into on May 3, 2021. The transactions do not qualify for sale accounting treatment predominantly due to the termination restrictions of the subservicing agreement. See Note 10 - Investment in Equity Method Investee and Related Party Transactions.
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

	Three Months Ended March 31,
	2022			2021
Pledged MSR Liability	Original Rights to MSRs Agreements - NRZ	MAV Agreements (2)	Total	Original Rights to MSRs Agreements - NRZ
Beginning Balance	$558,940	$238,144	$797,084	$566,952
MSR transfers	(10)	40,606	40,597	—
Changes in fair value (3)	6,798	48,661	55,459	1,551
Runoff and settlement	(19,863)	(8,402)	(28,265)	(17,616)
Calls (1)	(560)	—	(560)	(523)
Ending Balance	$545,306	$319,009	$864,315	$550,364

(1)Represents the carrying value of MSRs in connection with call rights exercised by NRZ, or by Ocwen at NRZ’s direction. Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.
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
(3)The changes in fair value of the MAV Pledged MSR Liability include a $14.1 million loss associated with the amendment to the MAV Subservicing Agreement in March 2022, resulting in lower contractually retained ancillary income by PMC. See Note 10 - Investment in Equity Method Investee and Related Party Transactions.
The following table presents selected assets and liabilities recorded on our unaudited consolidated balance sheets in connection with the MSR transfer agreements with NRZ that do not qualify for sale accounting (refer to Note 9 – Receivables and Note 14 – Other Liabilities for receivables and other liabilities, respectively, related to MAV):

	March 31, 2022	December 31, 2021
Balance Sheet
NRZ - Transferred MSRs, at fair value	$545,306	$558,940

Other financing liability - Pledged MSR liability, at fair value
NRZ - Original Rights to MSRs Agreements	545,306	558,940

Due from NRZ (Receivables) - Advance funding, subservicing fees and reimbursable expenses	1,814	3,781

Due to NRZ (Other liabilities)	$75,548	$76,590

The following tables present selected items in our unaudited consolidated statements of operations in connection with the MSR transfer agreements with NRZ and MAV that do not qualify for sale accounting.

	Three Months Ended March 31,
	2022	2021
Statements of Operations
Servicing fees
Servicing fees collected on behalf of NRZ	$67,146	$80,385
Servicing fees collected on behalf of MAV	15,733	—
	$82,879	$80,385

Pledged MSR liability expense
NRZ (see further details below)	$32,382	$37,850
MAV (see further details below)	54,515	—
	$86,897	$37,850

NRZ Pledged MSR liability expense:	Three Months Ended March 31,
	2022	2021
Servicing fees collected on behalf of NRZ	$67,146	$80,385
Less: Subservicing fee retained by Ocwen	19,367	23,991
Net servicing fees remitted to NRZ	47,779	56,394
Less: Reduction (increase) in Pledged MSR liability
Changes in fair value due to valuation inputs or assumptions:
Original Rights to MSRs Agreements	(6,798)	(1,551)
Runoff and settlement:
Original Rights to MSRs Agreements	19,863	17,616
Other	2,332	2,479
Pledged MSR liability expense - NRZ	$32,382	$37,850

MAV Pledged MSR liability expense:	Three Months Ended March 31, 2022
Servicing fees collected on behalf of MAV	$15,733
Less: Subservicing fee retained by Ocwen	2,092
Net servicing fees remitted to MAV	13,641
Less: Reduction (increase) in Pledged MSR liability
Changes in fair value due to valuation inputs or assumptions	(48,661)
Runoff and settlement	8,403
(40,258)

Other (1)	(616)

Pledged MSR liability expense - MAV	$54,515
(1)Includes $0.6 million of early payment protection associated with the transfer (which did not qualify for sale accounting) of MSR portfolios by PMC to MAV.

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
At any time during the Initial Term, NRZ may terminate the Subservicing Agreements and Servicing Addendum for convenience with 180 days’ notice of the effective date of termination. If the effective date of termination is during the Initial Term, NRZ will be required to pay Ocwen a termination fee and deboarding fees that would cover Ocwen’s servicing transfer costs. The termination fee is calculated as specified in the Subservicing Agreements and Servicing Addendum, and is a discounted percentage of the expected revenues that would be owed to Ocwen over the remaining contract term based on certain portfolio run-off assumptions. We did not receive any such notice of termination from NRZ 180 days prior to the end of the Initial Terms of the Subservicing Agreements or the Servicing Addendum. Although no termination fee will be payable if NRZ provides a 180-day notice of termination during the remaining Initial Term of any of the agreements, NRZ will be required to pay deboarding fees that would cover Ocwen’s servicing transfer costs in connection with the effective date of termination that occurs after the Initial Term.
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
As of March 31, 2022, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $53.6 billion, including $11.7 billion for which title has not transferred to NRZ. As the third-party consents required for title to the

MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $11.7 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
In addition, during the Initial Term, NRZ has the right to terminate the $11.7 billion New RMSR Agreements for convenience, in whole but not in part, subject to payment of a termination fee and 180 days’ notice. As noted above NRZ did not provide us with a notice of termination in January 2022, 180 days prior to the end of the Initial Term, so no termination fee will be payable if NRZ provides a notice of termination before the end of the Initial Term. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
See further information related to the extension of the agreements with NRZ in Note 22 – Subsequent Events.

Note 9 – Receivables

	March 31, 2022	December 31, 2021
Servicing-related receivables:
Government-insured loan claims - Forward	$84,783	$90,603
Government-insured loan claims - Reverse	63,203	39,895
Due from custodial accounts	18,616	7,777
Receivable from sale of MSRs (holdback)	14,933	—
Servicing fees	6,416	6,662
Reimbursable expenses	3,169	6,056
Subservicing fees, reimbursable expenses and other - Due from MAV	3,512	4,933
Subservicing fees and reimbursable expenses - Due from NRZ	1,814	3,781
Other	1,708	1,223
	198,154	160,930
Income taxes receivable	51,114	56,776
Due from MAV	1,126	990
Other receivables	4,251	3,760
	254,645	222,456
Allowance for losses	(41,185)	(41,749)
	$213,460	$180,707
At March 31, 2022 and December 31, 2021, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA- or VA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $40.8 million and $41.5 million at March 31, 2022 and December 31, 2021, respectively. The government-insured claims that do not exceed HUD, VA or FHA insurance limits are guaranteed by the U.S. government.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended March 31,
	2022	2021
Beginning balance	$41,495	$38,339
Provision	2,239	4,958
Charge-offs and other, net	(2,898)	(2,860)
Ending balance	$40,836	$40,437

Note 10 - Investment in Equity Method Investee and Related Party Transactions
On December 21, 2020, Ocwen entered into a transaction agreement (the Transaction Agreement) with Oaktree Capital Management L.P. and certain affiliates (collectively Oaktree) to form a strategic relationship to invest in MSRs subserviced by PMC. The parties have agreed to invest their pro rata portions of up to an aggregate of $250.0 million in an intermediate holding company, MAV Canopy, held 15% by Ocwen and 85% by Oaktree.
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
Subservicing Agreement. Effective May 3, 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV in exchange for a per-loan subservicing fee and certain other ancillary fees. The subservicing agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. If either party terminates the agreement for cause, the other party is required to pay certain fees and costs. As of March 31, 2022, PMC subserviced a total $35.3 billion UPB on behalf of MAV, of which $26.8 billion MSR remains reported on the consolidated balance sheet of PMC - see below for information on MSR sales by PMC to MAV that do not achieve sale accounting. Subserviced loans exclude UPB of $8.3 billion that have not yet transferred to our servicing system as of March 31, 2022. Effective March 1, 2022, PMC and MAV amended certain provisions of the subservicing agreement to adjust down the ancillary fee retained by PMC to enhance the competitiveness of MAV when buying MSRs and generate additional subservicing volume to PMC. The amendment resulted in a $14.1 million fair value loss (as a change in the present value of future contractual cash flows) on the Pledged MSR Liability that is reported at fair value, i.e., relating to the $26.8 billion MSR transferred to MAV that did not achieve sale accounting.
Joint Marketing Agreement and Recapture Agreement. Effective May 3, 2021, in conjunction with the subservicing agreement, PMC and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PMC is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. Under the agreements, the parties share the recapture benefits, whereby PMC realizes gains on loans sold and MAV is delivered the recaptured MSR for no cash consideration. The joint marketing agreement and flow MSR sale agreement will continue until terminated by mutual agreement of the parties or for cause, as defined, or at the option of either party if the subservicing agreement is terminated. During the three months ended March 31, 2022, PMC transferred UPB of $90.3 million under this agreement.
Right of First Offer. Following the execution of the Transaction Agreement and until the parties have contributed their pro rata portions of the $250.0 million aggregate capital contributions, Ocwen and its affiliates may not acquire, without Oaktree’s prior written approval, GSE MSRs that meet certain underwriting and other criteria (such criteria are referred to as the “buy-box”) unless Ocwen notifies MAV of the opportunity and MAV does not pursue it by submitting a competitive bid to the MSR seller. In addition, until the earlier of (i) the time that MAV has been fully funded and (ii) May 3, 2024 (subject to two annual extensions by mutual agreement), if Ocwen seeks to sell any GSE MSRs that meet the buy-box, Ocwen must first offer such MSRs to MAV before initiating a sale process with a third party. If MAV does not accept Ocwen’s offer, Ocwen may sell the MSRs to a third party on terms no more favorable to the purchaser than those offered to MAV. The price at which Ocwen and its affiliates will offer MSRs to MAV will be based on the valuation of an independent third-party. This first offer provision does not apply to MSRs acquired by PMC prior to May 3, 2021. As of March 31, 2022, MAV’s aggregated capital contributions amounted to $128.7 million, net of distributions.
Forward Bulk Servicing Rights Purchase and Sale Agreement: On September 9, 2021, PMC and MAV entered into an MSR purchase and sale agreement whereby PMC sells MAV on a monthly basis certain Fannie Mae MSRs at the price acquired by PMC, subject to certain adjustments. During the three months ended March 31, 2022, PMC transferred MSRs with UPB of $2.8 billion to MAV under this agreement.

Bulk Mortgage Servicing Rights Purchase and Sale Agreements. During the first quarter of 2022, PMC sold MAV certain MSRs in bulk transactions for an aggregate UPB of approximately $598 million.
The MSR sale transactions between PMC and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured borrowings. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for a summary of transactions under this agreement.
Administrative Services Agreement: Ocwen provides certain administrative services to MAV, including accounting, treasury, human resources, management information, MSR transaction management support, and certain licensing, regulatory and risk management support. Ocwen is entitled to a fee for such services, subject to an annual cap of $0.5 million.
Our equity method investment in MAV Canopy is comprised of the following at and for the dates indicated:

	Three Months Ended March 31, 2022	Three Months Ended December 31, 2021
Beginning balance	$23,297	$19,794
Capital contributions	16,500	9,415
Capital distributions	(16,875)	(8,250)
Earnings of equity method investee	12,003	2,338
Ending balance	$34,925	$23,297
Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Ocwen is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Ocwen is entitled to receive a specified portion of the distribution amount available (“Promote Distribution”), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on Oaktree member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of March 31, 2022, Ocwen has not recognized any such incentive fee.
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to its investment in MAV Canopy, the subservicing agreement by PMC and the other agreements described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree in 2021 as described in Note 13 – Borrowings and Note 16 – Interest Expense.

Note 11 – Other Assets

	March 31, 2022	December 31, 2021
Contingent loan repurchase asset	$329,049	$403,740
Prepaid expenses	29,081	21,498
Hedge margin deposit	20,610	2,024
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Intangible assets, net	13,732	14,335
REO	11,158	10,075
Derivatives, at fair value	9,302	21,675
Prepaid lender fees, net	6,029	7,150
Deferred tax asset, net	3,323	3,329
Security deposits	1,156	1,174
Other	7,671	7,077
	$446,284	$507,250

Note 12 - Other Financing Liabilities
The following tables presents transferred MSR liabilities recorded in connection with MSR sales and transfers that do not qualify for sale accounting and liabilities of consolidated mortgage-backed securitization trusts.

			Outstanding Balance
Borrowing Type	Collateral	Maturity	March 31, 2022	December 31, 2021
Original Rights to MSRs Agreements, at fair value - NRZ (1)	MSRs	(1)	$545,306	$558,940
Pledged MSR liability, at fair value - MAV (1)	MSRs	(1)	319,009	238,144
			864,315	797,084

Financing liability - Owed to securitization investors, at fair value:
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	Oct. 2033	7,721	7,879
Total Other financing liabilities, at fair value			$872,036	$804,963
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

Note 13 – Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		Outstanding Balance
Borrowing Type	Maturity (1)	Amort. Date (1)	Total	Available (2)	March 31, 2022	December 31, 2021
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2052	Jun. 2022	$80,000	$67,213	$12,787	$14,231
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	445,000	—	445,000	475,000
Total Ocwen Master Advance Receivables Trust (OMART)			525,000	67,213	457,787	489,231
Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Aug. 2052	Aug. 2022	40,000	477	39,523	23,065
Total Servicing Advance Financing Facilities			$565,000	$67,690	$497,310	$512,297

Weighted average interest rate (6)					1.57%	1.54%
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
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At March 31, 2022, $1.6 million of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)Interest is computed based on the lender’s cost of funds plus applicable margin.
(4)The interest rates on the individual classes of notes range between 1.28% to 5.42%.

(5)Interest is computed based on the lender’s cost of funds plus applicable margin. On January 31, 2022, we amended the Ocwen Freddie Advance Funding (OFAF) advance facility to include Fannie Mae advances as eligible collateral and renamed the facility Ocwen GSE Advance Funding (OGAF).
(6)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees, is computed using the outstanding balance of each respective note and its interest rate at the financial statement date. At March 31, 2022 and December 31, 2021, the balance of unamortized prepaid lender fees was $0.9 million and $1.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Warehouse Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	March 31, 2022	Dec. 31, 2021
Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	June 2022	$115,000	$53,249	$106,751	$109,437
Master repurchase agreement (3)	LHFS and Loans Held for Investment (LHFI)	Dec. 2022	231,396	—	218,604	160,882
Master repurchase agreement (4)	N/A	N/A	50,000	—	—	—
Participation agreement (5)	LHFS	June 2022	150,000	—	—	45,186
Master repurchase agreement (5)	LHFS	June 2022	—	62,459	37,541	1,766
Master repurchase agreement	LHFS	June 2022	—	1,000	—	—
Mortgage warehouse agreement (6)	LHFS	Mar. 2023	—	43,133	6,867	11,792
Mortgage warehouse agreement (7)	LHFS and LHFI	Dec. 2022	135,638	—	68,362	87,813
Mortgage warehouse agreement (8)	LHFS and Receivables	(8)	44,617	—	205,383	192,023
Master repurchase agreement (9)	LHFS	(9)	—	—	280,271	459,344
Loan and security agreement (10)	LHFS and Receivables	Apr. 2022	—	14,659	35,341	16,834
Total mortgage loan warehouse facilities			$726,651	$174,500	$959,121	$1,085,076

Weighted average interest rate (11)					2.90%	2.61%
(1)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, $5.4 million of the available borrowing capacity could be used at March 31, 2022 based on the amount of eligible collateral that could be pledged.
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
(5)The uncommitted borrowing capacity under the participation agreement is $150.0 million and the committed borrowing capacity under the repurchase agreement is $100.0 million. The interest rate on repurchase agreement is the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor of 3.00% for new originations and less applicable margin with an interest rate floor of 3.25% for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean up loans. The interest rate on the participation agreement is the stated interest rate of the mortgage loans, less applicable margin with a floor of 3.00% for new originations. The agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans.
(6)Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. The interest rate for this facility was modified to SOFR plus applicable margin with an interest rate floor of 5.00%. On January 14, 2022, the maturity date of this facility was extended to March 16, 2022 when it was further extended to March 16, 2023.
(7)Under this agreement, the lender provides financing for up to $204.0 million on an uncommitted basis. On February 20, 2022, the interest rate for this facility was modified to SOFR plus applicable margin, with an interest rate floor of 2.45%.
(8)The total borrowing capacity of this facility, all of which is uncommitted, was increased from $200.0 million to $250.0 million on January 5, 2022. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate and type of the collateral.

(9)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. See Note 2 – Securitizations and Variable Interest Entities for additional information. Each certificate is renewed monthly and the interest rate for this facility is 1ML plus applicable margin. We voluntarily reduced the trust certificates by $75.0 million on January 27, 2022 and by an additional $100.0 million on February 28, 2022. Subsequently, we further voluntarily reduced the certificates by $50.0 million on April 22, 2022.
(10)This revolving facility agreement provides up to $50.0 million of committed borrowing capacity secured by eligible HECM loans that are active buyouts (ABO), as defined in the agreement. The interest rate for this facility is Prime Rate plus applicable margin, with an interest rate floor of 450 bps.
(11)1ML was 0.45% and 0.10% at March 31, 2022 and December 31, 2021, respectively. Prime Rate was 3.25% at March 31, 2022 and December 31, 2021. The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At March 31, 2022 and December 31, 2021, unamortized prepaid lender fees were $1.0 million and $1.2 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR financing facilities, net			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	March 31, 2022	December 31, 2021
Agency MSR financing facility (2)	MSRs	June 2022	$—	$67,649	$282,351	$317,523
Ginnie Mae MSR financing facility (3)	MSRs, Advances	Feb. 2023	45,104	—	129,896	131,694
Ocwen Excess Spread-Collateralized Notes, Series 2019/2022-PLS1 (4)	MSRs	Feb. 2025	—	—	72,838	41,663
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	Feb. 2028	—	—	37,643	39,529
Agency MSR financing facility - revolving loan (6)	MSRs	June 2026	—	7,929	277,071	277,071
Agency MSR financing facility - term loan (6)	MSRs	June 2023	—	—	94,178	94,178
Total MSR financing facilities			$45,104	$75,578	$893,977	901,658

Unamortized debt issuance costs - PLS Notes and Agency MSR financing - term loan (7)					(1,342)	(898)
Total MSR financing facilities, net					$892,635	$900,760

Weighted average interest rate (8) (9)					3.39%	3.71%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $40.4 million of the available borrowing capacity could be used at March 31, 2022 based on the amount of eligible collateral that could be pledged.
(2)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. The maximum amount which we may borrow pursuant to the repurchase agreements is $350.0 million on a committed basis. We also pledged the membership interest of the depositor for our OMART advance financing facility as additional collateral to this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities. The interest rate for this facility is 1ML plus applicable margin.
(3)In connection with this facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and servicing advances and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Ocwen guarantees the obligations of PMC under the facility. See (2) above regarding daily margining requirements. On January 31, 2022, the maturity date of this facility was extended to February 28, 2022. On February 28, 2022, the maturity date was extended to February 28, 2023, the borrowing capacity was increased from $150.0 million to $175.0 million ($50.0 million available on a committed basis) and the interest rate was modified to adjusted daily simple SOFR plus applicable margin (adjusted SOFR floor of 25 bps).
(4)PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The Class A PLS Notes issued pursuant to the credit agreement had an initial principal amount of $100.0 million and a fixed interest rate of 5.07%. On March 15, 2022, we replaced the existing notes with a new series of notes (Series 2022-PLS1) at an initial principal amount of $75.0 million and a fixed interest rate of 5.114%. The principal balance amortizes in accordance with a predetermined schedule subject to modification under certain events, with a final payment due in February 2025. See Note 2 – Securitizations and Variable Interest Entities for additional information.

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
(6)This facility includes a $94.2 million ($135.0 million original balance) term loan and a $285.0 million revolving loan secured by a lien on PMC’s Agency MSRs. See (2) above regarding daily margining requirements. The interest rate for this facility is the 1-year swap rate plus applicable margin.
(7)At March 31, 2022 and December 31, 2021, unamortized debt issuance costs included $1.3 million and $0.9 million, respectively. on the PLS Notes and the Agency MSR financing facility - term loan. At March 31, 2022 and December 31, 2021, unamortized prepaid lender fees related to revolving type MSR financing facilities were $4.2 million and $4.7 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate at, excluding the effect of the amortization of debt issuance costs and prepaid lender fees.
(9)1ML was 0.45% and 0.10% at March 31, 2022 and December 31, 2021, respectively. The 1-year swap rate was 0.19% at March 31, 2022 and December 31, 2021, respectively.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			March 31, 2022	December 31, 2021
PMC Senior Secured Notes	7.875%	March 2026	$400,000	$400,000
OFC Senior Secured Notes (due to related parties)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285,000	285,000
Principal balance			685,000	685,000
Discount (2)
PMC Senior Secured Notes			(1,670)	(1,758)
OFC Senior Secured Notes (3)			(52,480)	(54,176)
			(54,150)	(55,934)
Unamortized debt issuance costs (2)
PMC Senior Secured Notes			(5,402)	(5,687)
OFC Senior Secured Notes			(8,316)	(8,582)
			(13,718)	(14,269)
			$617,132	$614,797
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
The OFC Senior Secured Notes mature on March 4, 2027 with no amortization of principal. Interest is payable quarterly in arrears on the last business day of each March, June, September and December and accrues at the rate of 12% per annum to the extent interest is paid in cash or 13.25% per annum to the extent interest is “paid-in-kind” through an increase in the principal amount or the issuance of additional notes (PIK Interest). Prior to March 4, 2022, all of the interest on the OFC Senior Secured Notes may, at our option, be paid as PIK Interest. On or after March 4, 2022, a minimum amount of interest is required to be paid in cash equal to the lesser of (i) 7% per annum of the outstanding principal amount of the OFC Senior Secured Notes and (ii) the total amount of unrestricted cash of Ocwen and its subsidiaries less the greater of $125.0 million and the minimum liquidity amounts required by any agency.
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. At March 31, 2022, the S&P issuer credit rating for Ocwen was “B”. On January 24, 2022, S&P raised the assigned rating of the PMC Senior Secured Notes from “B-” to ‘B’ and maintained a stable outlook citing improved profitability and an increase in assets. Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Stable from Negative on February 24, 2021. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
•Financial covenants, including, but not limited to, specified levels of net worth, liquidity and leverage;
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at March 31, 2022 is a minimum of $275.0 million tangible net worth at Ocwen, as defined in certain of our mortgage warehouse, MSR financing and advance financing facilities agreements, or, if greater, the minimum requirement at PMC set forth by the Agencies. See Note 19 – Regulatory Requirements. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at March 31, 2022 is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at March 31, 2022:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$268,691	$—	$—	$268,691
Restricted cash	76,294	76,294	—	—
Loans held for sale	725,051	686,640	709,719	38,412
Loans held for investment - securitized (2)	7,202,045	7,202,045	7,118,844	—
Loans held for investment - unsecuritized	249,510	214,352	195,781	35,158
MSRs (3)	1,435,181	1,434,480	814,530	701
Advances, net	729,973	609,225	576,757	120,747
Receivables, net	213,460	51,623	49,122	161,836
REO	11,158	6,560	4,498	4,598
Total (4)	$10,911,363	$10,281,220	$9,469,251	$630,143

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

March 31, 2022
Specified net servicing advances	$157,311
Specified deferred servicing fee	23,081
Specified MSR value less borrowings	731,436
Specified unrestricted cash balances	155,785
Specified advance facility reserves	6,574
Specified loan value	68,526
Specified residual value	40,200
Specified fair value of marketable securities	—
Total (PMC)	$1,182,912

Note 14 – Other Liabilities

	March 31, 2022	December 31, 2021
Contingent loan repurchase liability	$329,049	$403,740
Other accrued expenses	99,582	104,931
Due to NRZ - Advance collections, servicing fees and other	75,548	76,590
Servicing-related obligations	62,388	32,366
Checks held for escheat	46,133	44,866
Accrued legal fees and settlements	46,047	43,990
Liability for indemnification obligations	45,958	51,243
Lease liability	21,797	16,842
MSR purchase price holdback	15,121	32,620
Liability for uncertain tax positions	14,915	14,730
Derivatives, at fair value	12,916	3,080
Due to MAV	8,485	2,134
Liability for unfunded India gratuity plan	6,082	6,263
Accrued interest payable	5,228	11,998
Hedge margin liability	4,064	3,714
Liability for unfunded pension obligation	3,837	4,183
Other	9,451	14,224
	$806,601	$867,514

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the three months ended March 31, 2022 and 2021.

	March 31, 2022			December 31, 2021
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of reverse loans	Apr. - May 2022	$86,000	$391	Feb. 2022	$175,000	$364
Forward loans IRLCs	Apr. - June 2022	569,766	4,016	Jan. - Apr. 2022	1,021,978	16,074
Reverse loans IRLCs	Apr. 2022	47,781	1,657	Jan. 2022	63,327	2,011
TBA forward MBS trades	Apr. - June 2022	413,000	3,113	Jan. - Mar. 2022	587,000	946
Interest rate swap futures	N/A	—	—	Mar. 2022	792,500	1,734
Interest rate option contracts	May 2022	400,000	125	Jan. 2022	125,000	547
Total		$1,516,547	$9,302		$2,764,805	$21,675

Derivative Liabilities (Other liabilities)
Forward sales of reverse loans	Apr. - May 2022	$115,000	$(382)	N/A	$—	$—
TBA forward MBS trades	Apr. - June 2022	784,000	(7,065)	Jan. - Mar. 2022	1,195,000	(1,185)
Interest rate option contracts	Apr. - May 2022	1,700,000	(4,791)	Feb. 2022	450,000	(824)
Other	N/A	51,276	(677)	N/A	—	(1,070)
Total		$2,650,276	$(12,916)		$1,645,000	$(3,080)

The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Gain / (Loss)		Gain / (Loss)
	Amount	Financial Statement Line	Amount	Financial Statement Line
Derivative Instruments
Forward loans IRLCs	$(12,057)	Gain on loans held for sale, net	$(8,602)	Gain on loans held for sale, net
Reverse loans IRLCs	(354)	Reverse mortgage revenue, net	485	Reverse mortgage revenue, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	47,107	Gain on loans held for sale, net (Economic hedge)	—	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures, TBA trades and interest rate option contracts	(66,764)	MSR valuation adjustments, net	(13,682)	MSR valuation adjustments, net
Forward sales of Reverse loans	(355)	Reverse mortgage revenue, net	(2)	Reverse mortgage revenue, net
Other	—	Gain on loans held for sale, net	(16)	Gain on loans held for sale, net
Other	393	Other, net	—	Other, net
Total	$(32,030)		$(21,816)
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
The objective of our MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement is subject to lower and upper thresholds, as modeled, of 40% and 60%, respectively in order to preserve liquidity and optimize asset returns. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the 40-60% coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
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
EBO and Loan Modification Hedging – Loans Held for Sale, at fair value
During the three months ended March 31, 2022, management started hedging its Ginnie Mae EBO loans as well as loans in process of modification pending redelivery/re-securitization to manage market risk due to increasing interest rates. Such interest rate exposure on these loans held for sale accounted for at fair value is economically hedged using forward trades of TBAs. Changes in fair value of these derivative instruments are reported as gain or loss on economic hedge instruments within Gain on loans held for sale, net in our consolidated statements of operations.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into any forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange gains (losses) were $0.1 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively, and are reported in Other, net in the consolidated statements of operations.

Note 16 – Interest Expense

	Three Months Ended March 31,
	2022	2021
OFC Senior Secured Notes (1)	$10,396	$2,365
PHH and PMC senior notes	8,161	7,130
MSR financing facilities	7,804	4,572
Mortgage loan warehouse facilities	7,052	5,283
Advance match funded liabilities	2,707	4,496
SSTL	—	2,957
Escrow	1,755	1,649
	$37,875	$28,452
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.0 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
Basic earnings (loss) per share
Net income (loss)	$58,082	$8,543

Weighted average shares of common stock	9,215,122	8,688,009

Basic earnings (loss) per share	$6.30	$0.98

Diluted earnings (loss) per share
Net income (loss)	$58,082	$8,543

Weighted average shares of common stock	9,215,122	8,688,009
Effect of dilutive elements
Common stock warrants	278,320	34,309
Stock option awards	73	—
Common stock awards	168,052	155,174
Dilutive weighted average shares of common stock	9,661,567	8,877,492

Diluted earnings (loss) per share	$6.01	$0.96

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	98,520	180,225
Market-based (2)	166,269	157,581
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.

Note 18 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the three months ended March 31, 2022, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of certain reclassifications disclosed below.
Effective in the first quarter of 2022, we recognize revaluation gains on Fannie Mae MSRs purchased through the Agency Cash Window Program within the Servicing segment that were historically reported in the Originations segment. MSR valuation adjustments, net for the Servicing and Originations segments has been revised for prior periods to conform to the current segment presentation. Such revaluation gains were $3.6 million and $— (nil) for the three months ended March 31, 2022 and 2021, respectively.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services to each business segment using various methodologies intended to approximate the utilization of such services. We allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering initiatives, and other costs related to operating as a public company. We allocate a portion of interest income to each business segment, including interest earned on cash balances. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. We allocate interest expense on corporate debt from Corporate Items and Other to the Servicing segment and the Originations segment (starting in the fourth quarter of 2021) based on relative financing requirements. Effective in the first quarter of 2022, we no longer allocate interest expense on the OFC Senior Secured Notes to the Servicing and Originations segments. Interest expense allocated to the Servicing and Originations segments for prior periods has been revised to conform to the current period presentation. The interest expense allocation adjustment for the three months ended March 31, 2022 and 2021 is $10.2 million ($9.9 million Servicing and $0.3 million Originations) and $1.5 million (all Servicing), respectively.
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

Financial information for our segments is as follows:
	Three Months Ended March 31, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$212,168	$455	$—	$—	$212,623
Reverse mortgage revenue, net	(11,853)	24,963	—	—	13,110
Gain (loss) on loans held for sale, net (1)	(2,701)	12,773	—	(13,277)	(3,206)
Other revenue, net	405	6,828	1,803	—	9,036
Revenue	198,019	45,019	1,803	(13,277)	231,563

MSR valuation adjustments, net (1)	48,290	1,065	—	13,277	62,632

Operating expenses	74,250	46,235	6,533	—	127,018

Other (expense) income:
Interest income	4,060	2,973	79	—	7,112
Interest expense	(23,101)	(4,234)	(10,540)	—	(37,875)
Pledged MSR liability expense	(86,909)	—	12	—	(86,897)
Earnings of equity method investee	12,003	—	—	—	12,003
Loss on extinguishment of debt	(33)	—	—	—	(33)
Other	715	(1,411)	534	—	(162)
Other income (expense), net	(93,265)	(2,672)	(9,915)	—	(105,852)

Income (loss) before income taxes	$78,794	$(2,823)	$(14,645)	$—	$61,325

	Three Months Ended March 31, 2021
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$169,354	$2,384	$—	$—	$171,738
Reverse mortgage revenue, net	2,035	19,791	—	—	21,826
Gain on loans held for sale, net (1)	3,521	37,593	—	(35,393)	5,721
Other revenue, net	502	6,518	1,289	—	8,309
Revenue	175,412	66,286	1,289	(35,393)	207,594

MSR valuation adjustments, net (1)	(22,690)	8,505	—	35,393	21,208

Operating expenses	82,753	37,737	19,139	—	139,629

Other (expense) income:
Interest income	1,257	2,566	113	—	3,936
Interest expense	(18,816)	(3,552)	(6,084)	—	(28,452)
Pledged MSR liability expense	(37,883)	—	33	—	(37,850)
Loss on extinguishment of debt	—	—	(15,458)	—	(15,458)
Other	452	50	(212)	—	290
Other income (expense), net	(54,990)	(936)	(21,608)	—	(77,534)

Income (loss) before income taxes	$14,979	$36,118	$(39,458)	$—	$11,639
(1)Corporate Eliminations for the three months ended March 31, 2022 and 2021 includes inter-segment derivatives eliminations of $13.3 million and $35.4 million, respectively, reported as Gain on loans held for sale, net with a corresponding offset in MSR valuation adjustments, net.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
March 31, 2022	$11,251,806	$610,925	$435,078	$12,297,809

December 31, 2021	$10,999,204	$823,530	$324,389	$12,147,123

March 31, 2021	$9,869,673	$525,630	$376,485	$10,771,788

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended March 31, 2022
Depreciation expense	$171	$107	$2,324	$2,602
Amortization of debt issuance costs and discount	203	—	2,336	2,539

Three months ended March 31, 2021
Depreciation expense	$209	$24	$2,626	$2,859
Amortization of debt issuance costs and discount	129	—	1,495	1,624

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
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at March 31, 2022. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business. The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $343.8 million at March 31, 2022. PMC’s adjusted net worth was $636.3 million at March 31, 2022. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and was $37.1 million at March 31, 2022. PMC’s liquid assets were $239.2 million at March 31, 2022.
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
California Department of Financial Protection and Innovation (CA DFPI). In January 2015 and February 2017, Ocwen Loan Servicing, LLC (OLS) entered into consent orders with the CA DFPI (formerly known as the California Department of Business Oversight) relating to our alleged failure to produce certain information and documents during a routine licensing examination and relating to alleged servicing practices. We have completed all of our obligations under each of these consent orders. In October 2020, we entered into a consent order with the CA DFPI in order to resolve a legacy PHH examination finding and, in conjunction therewith, agreed to pay $62,000 (sixty-two thousand dollars) in penalties. We continue to work with the CA DFPI to address matters they raise with us.

Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.7 billion at March 31, 2022. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2022, we funded $56.4 million out of the $1.5 billion borrowing capacity as of December 31, 2021. We also had short-term commitments to lend $569.8 million and $47.8 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2022. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we are required to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases), or when they become inactive (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments). Our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice.
Activity with regard to HMBS repurchases, primarily MCA repurchases, are as follows:

	Three Months Ended March 31, 2022
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	138	$35,322	448	$93,813	586	$129,135
Additions	132	33,689	61	13,635	193	47,324
Recoveries, net (1)	(41)	(10,829)	(43)	(9,399)	(84)	(20,228)
Transfers	(8)	(1,837)	8	1,837	—	—
Changes in value	—	—	—	(1,089)	—	(1,089)
Ending balance	221	$56,345	474	$98,797	695	$155,142
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of March 31, 2022, our servicing portfolio included significant client relationships with NRZ which represented 19% and 30% of our servicing portfolio UPB and loan count, respectively, and approximately 68% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with NRZ are in their Initial Terms that end in July 2022. Each of the agreements will automatically renew to July 2023, unless NRZ terminates or does not extend the terms as described below. At any time during the Initial Term, subject to proper notice (generally 180 days’ notice), the payment of termination fees and certain other provisions, NRZ has the rights to terminate the Subservicing Agreements and Servicing Addendum for convenience. Since NRZ did not provide a notice of termination in January 2022, 180 days’ prior to the end of the Initial Term, termination fees are no longer payable if NRZ provides a 180-day notice of termination before the end of the Initial Term, although NRZ will be required to pay deboarding fees that would cover Ocwen’s servicing transfer costs related to the effective date of termination that falls after the Initial Term. Following the Initial Term ending July 2022, NRZ may extend the term of the Subservicing Agreements and Servicing Addendum for additional three-month periods by providing proper notice. Absent any notice of extension, each of the agreements will terminate at the end of its Initial Term in July 2022 or the end of any three-month extended term. If NRZ exercised all or a significant portion of these termination rights, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions. Receivables and Other liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our NRZ agreements are disclosed in Note 8 — MSR Transfers Not Qualifying for Sale Accounting. See further information related to the extension of the agreements with NRZ in Note 22 – Subsequent Events.

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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others, and those brought under the False Claims Act by private citizens on behalf of the U.S. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by fair-housing advocates, commercial counterparties, including claims by counterparties in sales and purchases of loans, MSRs or other assets, parties on whose behalf we service or serviced mortgage loans, parties who provide ancillary services including property preservation and other post-foreclosure related services, and parties who provide or provided consulting or other services to Ocwen.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $46.0 million at March 31, 2022. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2022.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and state statutes similar to the FDCPA. Ocwen agreed to a settlement in principle of a putative class action, Morris v. PHH Mortgage Corp., filed in March 2020 in the United States District Court for the Southern District of Florida, alleging that PMC’s and legacy Ocwen’s practices of charging a fee to borrowers who voluntarily use certain optional expedited payment options violates the FDCPA and its state law analogs. Several similar putative class actions have been filed against PMC and Ocwen since July 2019. Following mediation, PMC agreed to the terms of a settlement agreement to resolve all claims in the Morris matter. During the preliminary approval process, several third parties, including a group of state Attorneys General, expressed opposition to the proposed settlement. As a result of this opposition, we also received requests for information from various state regulators and Attorneys General regarding our practices, to which we have responded in due course. On November 8, 2021, in a similar lawsuit also challenging our convenience fees practices in California, Torliatt v. PHH Mortgage Corp. (pending in the Northern District of California), the Court granted the plaintiff’s motion for class certification and certified a class of California borrowers. Because the certified Torliatt class overlaps with the putative class certified in Morris, the Morris settlement cannot move forward in its current form. On February 28, 2022, the Ninth Circuit Court of Appeals denied our petition seeking an appeal of the Torliatt class certification decision. Ocwen cannot predict the eventual outcome of the Torliatt or Morris proceedings or similar putative class actions filed against us.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. On January 31, 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs filed a notice of appeal on March 2, 2022. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $46.0 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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

(Supreme Court of the State of New York). HSBC’s claims relate to alleged breaches of agreements entered into under a prior subservicing arrangement and origination assistance agreement. In its complaint, HSBC also asserted a claim for fraud, which was dismissed by the Court. We believe we have strong factual and legal defenses to the remaining claims and are vigorously defending the action. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through litigation or otherwise.
We have resolved three lawsuits pending in the Supreme Court of the State of New York with a purchaser of MSRs, Mr. Cooper (formerly Nationstar Mortgage Holdings Inc.), who alleged breaches of representations and warranties made by PHH in the MSR sale agreements. The Court dismissed Mr. Cooper’s claims without prejudice in two of the lawsuits. On November 15, 2021 we reached an agreement with Mr. Cooper to resolve the three lawsuits. The settlement amount was paid in January 2022 and this matter is now closed.
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
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB thereafter filed a notice of appeal. Appellate briefing concluded August 26, 2021, and oral argument before the Eleventh Circuit occurred on February 10, 2022. On April 6, 2022, the Eleventh Circuit issued its opinion, largely adopting the district court’s decision precluding the CFPB from bringing claims covered by the National Mortgage Settlement, but vacating and remanding the case back to the district court to determine which, if any, claims are not covered and may still be brought by the CFPB. Either party has 45 days from the issuance of the Eleventh Circuit’s decision to seek rehearing. If neither party seeks a rehearing, then the case will go back to the trial court for further briefing, and Ocwen will continue to vigorously defend itself.
Our current accrual with respect to this matter is included in the $46.0 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing, State Attorneys General and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers; the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits. We have in the past resolved, and may in the future resolve, matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
In April 2017 and shortly thereafter, mortgage and banking regulatory agencies from 29 states and the District of Columbia took administrative actions against OLS and certain other Ocwen companies that alleged deficiencies in our compliance with laws and regulations relating to our servicing and lending activities. We resolved the majority of these matters in 2017 and resolved the remaining matters in early 2018 An additional state regulator brought legal action together with that state’s attorney general, which we resolved in 2020. In resolving these matters, we entered into agreements that contained certain restrictions and commitments with respect to the operation of our business and our regulatory compliance activities, including certain restrictions and conditions relating to acquisitions of MSRs, a transition to an alternate loan servicing system from the REALServicing system, engagement of third-party auditors, escrow and data testing, error remediation, and financial condition reporting. We also provided certain borrower financial remediation and made payments to state regulators. We believe we have completed all material obligations under these agreements, although a few remaining reporting and other such obligations are ongoing.
On occasion, we engage with agencies of the federal government on various matters. For example, Ocwen was named as a defendant in a HUD administrative complaint filed by a non-profit organization in 2017 alleging discrimination in the manner in which Ocwen maintains REO properties in minority communities. In February 2018, this matter was administratively closed, and similar claims were filed in federal court. We believe these claims are without merit and intend to vigorously defend ourselves.
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
At March 31, 2022 and March 31, 2021, we had outstanding representation and warranty repurchase demands of $49.8 million UPB (270 loans) and $53.6 million UPB (275 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Three Months Ended March 31,
	2022	2021
Beginning balance (1)	$49,430	$40,374
Provision (reversal) for representation and warranty obligations	(3,556)	400
New production liability	674	1,273
Charge-offs and other (2)	(2,136)	(358)
Ending balance (1)	$44,412	$41,689
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2022.
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
Note 22 – Subsequent Events
On April 1, 2022, PMC boarded an additional approximately 19,000 reverse mortgage loans with a UPB of $4.1 billion onto our servicing platform under the five-year subservicing agreement executed on October 1, 2021 with Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)). A purchase price of $6.9 million was paid on April 7, 2022 and recognized as a subservicing contract intangible asset to be amortized ratably over the five-year term of the subservicing contract based on portfolio runoff. This boarding is in addition to approximately 40,000 reverse mortgage loans with a UPB of $9.1 billion boarded during the first quarter of 2022.
On April 11, 2022, we entered into a warehouse line (master repurchase agreement) with a total borrowing capacity of $350.0 million, of which $100.0 million is committed, to finance loans held for sale, loans held for investment and REO at an interest rate of daily simple SOFR plus applicable margin.
On May 2, 2022, in connection with the Ginnie Mae early buyout program, we exercised our right to repurchase certain delinquent and aged loans with an aggregate UPB of $262 million out of their respective Ginnie Mae securitization pools. We concurrently sold the repurchased loans to third-parties, servicing release, at an estimated loss of approximately $9 million, net of the associated Ginnie Mae MSR fair value adjustment and advances, to be recognized in the second quarter of 2022.
On May 2, 2022, Ocwen entered into amendments to the following three agreements with certain subsidiaries of NRZ, which are disclosed in Note 8, MSR Transfers Not Qualifying for Sale Accounting: (a) Subservicing Agreement dated as of August 17, 2018 with NewRez LLC (formerly known as New Penn Financial, LLC) d/b/a Shellpoint Mortgage Servicing; (b) Subservicing Agreement dated as of July 23, 2017 with New Residential Mortgage LLC; and (c) New RMSR Agreement dated as of January 18, 2018 with New Residential Mortgage LLC, HLLS Holdings, LLC and HLSS MSR – EBO Acquisition LLC (collectively, the “Agreements”). The amendments modified the terms of the Agreements as follows: (i) the term of each Agreement is extended to December 31, 2023; (ii) subsequent term extensions will be automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination, or the NRZ parties provide three months’ advance notice of termination at the end of the then-current term; and (iii) the parties will share a portion of some ancillary revenues that Ocwen has retained under the Agreements. In addition, the amendments provided for certain immaterial modifications and clarifications of existing terms. The amendments on May 2, 2022 do not result in the prior transfers of MSR from Ocwen to NRZ qualifying for sale accounting prior to December 31, 2023, absent any subsequent amendment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated)

OVERVIEW
General
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing 1.4 million loans with a total UPB of $275.3 billion on behalf of more than 4,000 investors and 101 subservicing clients as of March 31, 2022. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window programs, bulk MSR purchase transactions, and subservicing agreements.

The table below summarizes the volume of Originations by channel, in the first quarter of 2022, compared with the preceding quarter and the corresponding quarter of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment.

$ in billions	UPB
	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.66	$0.71	$0.56
Correspondent MSR (1)	2.67	6.07	2.63
Flow and Agency Cash Window MSR purchases (2)	4.09	3.39	5.99
Reverse mortgage servicing (3)	0.55	0.50	0.26
Total servicing	7.98	10.66	9.44
Bulk purchases - reverse (2)	0.21	—	—
Total servicing additions	8.18	10.66	9.44
Subservicing additions (4)	12.24	32.26	4.54
Total servicing and subservicing UPB additions	$20.43	$42.91	$13.98
(1)Represents the UPB of loans that have been originated or purchased (funded UPB) during the respective periods and for which we recognize a new MSR on our consolidated balance sheets upon sale or securitization.
(2)Represents the UPB of loans for which the MSR is purchased.
(3)Represents the UPB of reverse mortgage loans that have been securitized on a servicing retained basis. The loans are recognized on our consolidated balance sheets under GAAP without any separate recognition of MSRs.
(4)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business, with $2.9 billion, $2.6 billion and $4.5 billion for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
In addition to interim subservicing, subservicing additions for the three months ended March 31, 2022 and December 31, 2021 in the table above include reverse mortgage loan subservicing and new subservicing on behalf of MAV. On October 1, 2021, in connection with the transaction with MAM (RMS), PMC became the subservicer for approximately 57,000 reverse mortgages, or approximately $14.3 billion in UPB pursuant to subservicing agreements with various clients, including MAM (RMS). Under the five-year subservicing agreement with MAM (RMS), we added subservicing of approximately 40,000 reverse mortgage loans or approximately $9.1 billion in UPB in the first quarter of 2022. In the second quarter of 2021, we launched our joint venture MSR investment with Oaktree with MAV. MAV purchased approximately $1.6 billion and $— (nil) GSE MSRs from unrelated third parties that PMC began subservicing in the fourth quarter of 2021 and first quarter of 2022, respectively.
The following table summarizes the average volume of our Servicing segment during the current quarter, compared with the preceding quarter and corresponding quarter of the prior year. The average volume of Servicing is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans drives the gross revenue and expenses, and their timing. In the first quarter of 2022, we have increased our total average servicing portfolio by $11.9 billion, net of runoff as compared to the fourth quarter of 2021, mostly with subservicing volume generated from our MSR investment joint venture with Oaktree through MAV and reverse subservicing additions from MAM(RMS).

$ in billions	Average UPB
	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Owned MSR	$124.9	$131.9	$90.4
NRZ	54.7	57.1	65.8
MAV	34.0	27.5	—
Subservicing	48.8	33.9	22.7
Reverse mortgage loans (owned)	7.2	6.9	6.7
Commercial and other servicing	0.9	1.4	0.7
Total serviced and subserviced UPB (average)	$270.5	$258.6	$186.3
As of March 31, 2022, the total serviced and subserviced UPB amounted to $275.3 billion.
Financial Highlights
Results of operations for the first quarter of 2022
•Net income of $58 million, or $6.30 per share basic and $6.01 per share diluted
•Servicing fee revenue of $213 million
•Originations gain on sale of $13 million
•$66 million MSR valuation gain on our owned MSRs attributable to rate and assumption changes, net of hedging
Financial condition at the end of the first quarter of 2022
•Stockholders’ equity of $534 million, or $57.78 book value per common share
•MSR investment of $2.3 billion, with $73 million net additions in the quarter
•Liquidity position of $269 million
•Total assets of $12.3 billion
Business Initiatives
We have established the following key operating objectives to return to sustainable profitability and drive improved value for shareholders in 2022:
•Growing prudently and profitably, by expanding our client base and our product offerings, and by leveraging our MSR asset vehicle with Oaktree;
•Strengthening Consumer Direct performance, by expanding operating capacity and new customer acquisition capabilities;
•Improving our cost leadership position, by driving productivity and efficiencies, with our technology and continuous improvement initiatives;
•Expanding revenue opportunities, through an increased mix of higher margin products, services and channels; and
•Maintaining high quality operational execution and service excellence, through our technology and continuous improvement initiatives, and our commitment to employee engagement and customer satisfaction.
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations Summary	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31,	December 31,
	2022	2021
Revenue
Servicing and subservicing fees	$212.6	$219.2	(3)%	$171.7	24%
Reverse mortgage revenue, net	13.1	23.5	(44)	21.8	(40)
Gain (loss) on loans held for sale, net	(3.2)	37.6	(109)	5.7	(156)
Other revenue, net	9.0	13.6	(34)	8.3	9
Total revenue	231.6	294.0	(21)	207.6	12

MSR valuation adjustments, net	62.6	(52.3)	(220)	21.2	195

Operating expenses
Compensation and benefits	68.0	88.5	(23)	68.3	—
Technology and communications	14.9	15.0	—	13.1	13
Servicing and origination	14.2	31.6	(55)	27.5	(48)
Professional services	12.2	20.6	(41)	17.3	(30)
Occupancy and equipment	10.1	10.8	(7)	8.9	14
Other expenses	7.7	7.9	(2)	4.6	69
Total operating expenses	127.0	174.5	(27)	139.6	(9)

Other income (expense)
Interest income	7.1	10.4	(31)	3.9	81
Interest expense	(37.9)	(41.4)	(8)	(28.5)	33
Pledged MSR liability expense	(86.9)	(41.1)	112	(37.9)	130
Earnings of equity method investee	12.0	2.3	413	—	n/m
Loss on extinguishment of debt	—	—	n/m	(15.5)	(100)
Other, net	(0.2)	(1.5)	(89)	0.3	(156)
Total other income (expense), net	(105.9)	(71.2)	49	(77.5)	37

Income (loss) before income taxes	61.3	(4.0)	n/m	11.6	427
Income tax expense (benefit)	3.2	(2.3)	(239)	3.1	5
Net income (loss)	$58.1	$(1.7)	n/m	$8.5	580

Segment income (loss) before income taxes
Servicing	$78.8	$16.3	383%	$15.0	426
Originations	(2.8)	16.5	(117)	36.1	(108)
Corporate Items and Other	(14.6)	(36.8)	(60)	(39.5)	(63)
	$61.3	$(4.0)	n/m	$11.6	427
n/m: not meaningful

Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31,	December 31,
	2022	2021
Servicing	$198.0	$222.5	(11)%	$175.4	13%
Originations	45.0	69.5	(35)	66.3	(32)
Corporate	1.8	1.8	(2)	1.3	40
Total segment revenue	244.8	293.7	(17)	243.0	1
Inter-segment elimination (1)	(13.3)	0.2	n/m	(35.4)	(62)
Total revenue	$231.6	$294.0	(21)	$207.6	12
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (Gain on loans held for sale, net) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net.
Total segment revenue was $244.8 million for the three months ended March 31, 2022, $48.9 million or 17% lower than the three months ended December 31, 2021, driven by a $24.4 million revenue decrease from Servicing and a $24.4 million revenue decrease from Originations. The Servicing revenue decrease is mostly due to a $10.1 million decline in Gain on loans held for sale, net mostly due to lower gains on repurchased loans in connection with Ginnie Mae loan modifications and EBO activities associated with decreased volume and unfavorable impact of higher interest rates on redelivery gains that became minimal at March 31, 2022, and a $10.0 million decline in Reverse mortgage revenue, net primarily driven by unrealized losses on the HECM loan portfolio attributable to increasing interest rates. The decrease in Originations revenue is mostly due to lower loan production volume and margin for both the consumer direct and correspondent channels mostly due to rising interest rates at a historic pace during the first quarter of 2022.
As compared to the three months ended March 31, 2021, total segment revenue for the three months ended March 31, 2022 was $1.9 million or 1% higher, due to a $22.6 million increase in Servicing revenue offset by a $21.3 million decrease in Originations revenue. The increase in Servicing revenue is primarily due to a $42.8 million increase in Servicing and subservicing fees as the increase in our owned MSR servicing fee income due to portfolio growth more than offset the decline in fees collected on behalf of NRZ due to portfolio runoff. In addition, subservicing fees increased due to the boarding of reverse mortgage loans during the first quarter of 2022 and fourth quarter of 2021 under the five-year subservicing agreement with MAM (RMS). These increases were offset by a $13.9 million decline in Reverse mortgage revenue, net due to unrealized losses on the HECM loan portfolio, net of HMBS, attributable to market conditions, specifically fair value losses driven by increasing interest rates and widening yield spread, and a $6.2 million decrease in Gain on loans held for sale, net. The decrease in Originations revenue is primarily due to a $24.8 million decline in Gain on loans held for sale, net as a result of unfavorable market conditions for borrower refinancing due to rising interest rates at a historic pace during the first quarter of 2022.
Total revenue (after elimination of inter-segment derivative fair value changes) was $231.6 million for the three months ended March 31, 2022, $62.4 million or 21% lower than the three months ended December 31, 2021, driven by the segment revenue factors described above and the presentation of inter-segment hedging derivative gains and losses reported within MSR valuation adjustments, net at the consolidated level, as disclosed in Note 4 – Loans Held for Sale, Note 15 – Derivative Financial Instruments and Hedging Activities and Note 18 – Business Segment Reporting. Effective May 2021, we replaced our macro-hedging strategies with two distinct strategies to separately hedge the pipeline and our MSR exposure with third party derivatives. However, we continue to use inter-segment derivatives between the two strategies. Refer to Item 3 - Quantitative and qualitative disclosures about market risk for further detail.
See the respective Segment Results of Operations for additional information.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net:

Segment Results	Three Months Ended		Three Months Ended March 31, 2021
	March 31,	December 31,
	2022	2021
MSR realization of expected cash flows (1)	$(72.8)	$(75.1)	$(49.1)
MSR fair value changes due to interest rate and assumption updates	201.2	27.3	75.5
Derivative fair value gain (loss)	(80.0)	(6.0)	(49.1)
Total Servicing	48.3	(53.8)	(22.7)
Originations - MSR fair value changes	1.1	1.7	8.5
Inter-segment elimination - derivative fair value gain (loss) (2)	13.3	(0.2)	35.4
MSR valuation adjustments, net	$62.7	$(52.3)	$21.2
(1) The terms realization of expected cash flows and runoff may be used interchangeably within this discussion.
(2) The fair value change of inter-segment economic hedge derivatives reported within MSR valuation adjustments, net is eliminated at the consolidated level with an offset in Gain on loans held for sale, net (Total Revenue). Also refer to the description of the inter-segment derivative elimination in Note 18 – Business Segment Reporting.
We reported a $62.7 million gain in MSR valuation adjustments, net in the three months ended March 31, 2022. The gain is due to $72.8 million MSR portfolio runoff, $201.2 million fair value gains due to interest rate and assumption updates, $80.0 million loss on MSR hedging derivative instruments and a $13.3 million gain on derivatives hedging the pipeline within the Originations segment. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled and unscheduled amortization of the loan UPB. MSR portfolio runoff decreased by $2.3 million mostly due to a lower owned MSR UPB and lower prepayments. The $201.2 million fair value gains due to interest rate and assumption updates is comprised of $145.7 million gain on our owned MSRs and $55.5 million gain on the MSRs transferred to NRZ and MAV (that did not achieve sale accounting). The fair value gain is mostly driven by rising interest rates in the first quarter of 2022, with the 10 year swap rate increasing by 83 basis points in the three months ended March 31, 2022. The NRZ and MAV transferred MSR fair value gain is largely offset by a corresponding fair value loss separately reported with MSR pledged liability expense.
Our MSR hedging policy is designed to reduce the volatility of the MSR portfolio fair value due to market interest rates. In the three months ended March 31, 2022, we reported a $145.7 million fair value gain on our owned MSR portfolio attributable to interest rate and assumption updates and an $80.0 million hedging derivative loss. The quarter-over-quarter fair value changes are mostly explained by interest rate changes, with an 83 basis point increase in the 10-year swap rate during the three months ended March 31, 2022. The changes in fair value of the MSR and economically hedging derivatives were not offset to the same extent as per their expected hedging sensitivity measures, mainly due to non-parallel changes in the interest rate curve, the basis risk inherent in the MSR profile and the available hedging instruments, and an over-hedge sensitivity profile in the first couple months of the first quarter of 2022. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding our hedging programs.
For the three months ended March 31, 2021, we reported a $21.2 million gain in MSR valuation adjustments, net. The gain is mostly due to $49.1 million MSR portfolio runoff, $75.5 million MSR fair value gain due to interest rate and assumption updates, $49.1 million loss on MSR hedging derivative instruments, $8.5 million revaluation gain on MSR purchases reported in Originations and a $35.4 million gain on derivatives hedging the pipeline within the Originations segment. The $75.5 million fair value gains due to interest rate and assumption update is primarily comprised of a $73.9 million gain on our owned MSRs, and is mostly driven by increasing interest rates, with the 10-year swap rate increasing by 85 basis points. Fair value gains increased in the three months ended March 31, 2022 as compared to 2021 mostly due to a higher interest rate sensitive MSR portfolio, driven by the large bulk acquisitions of GSE MSRs in 2021. MSR portfolio runoff increased by $23.7 million in the three months ended March 31, 2022 as compared to 2021 mostly due to a higher MSR portfolio partially offset by lower prepayments.
See Segment Results of Operations - Servicing and Originations for additional information.
Compensation and Benefits
Compensation and benefits expense for the three months ended March 31, 2022 decreased $20.5 million, or 23%, as compared to the three months ended December 31, 2021, mostly due to lower incentive compensation. Incentive compensation decreased $22.1 million, largely due to an $18.3 million decrease in the fair value of cash-settled share-based awards as a result of a decrease in our common stock price during the quarter and related forfeitures. A $1.5 million decline in commissions, mostly due to lower origination volumes, also contributed to the decrease in Compensation and benefits expense. Our total average headcount increased by 3% as compared to the three months ended December 31, 2021 resulting in a $1.3 million increase in salaries and benefits expense mostly attributed to the reverse servicing and reverse originations businesses to accompany their growth, more than offsetting the decreased headcount in forward servicing. While the Originations average headcount increased in the first quarter of 2022 as compared to the fourth quarter of 2021, the headcount of Forward Originations, mostly Consumer Direct, was reduced in March 2022 by approximately 15% and is expected to be further reduced in the second quarter of 2022 as part of our efforts to right size our resources to market opportunities. Overall, our offshore-to-total average headcount ratio remained constant at approximately 65% for both the three months ended March 31, 2022 and December 31, 2021.
As compared to the three months ended March 31, 2021, Compensation and benefits expense for the three months ended March 31, 2022 remained flat (decreased $0.3 million). The $11.8 million decline in incentive compensation due to an $11.0 million decrease in the fair value of cash-settled share-based awards as a result of a decrease in our common stock price, was offset by a $9.3 million increase in salaries and benefits due to an increase in average headcount and a $2.1 million increase in commissions attributed to higher loan production levels. Our total average headcount increased by 17%, and overall, our offshore-to-total average headcount ratio decreased from 69% in the three months ended March 31, 2021 to 65% in the three months ended March 31, 2022.
Servicing and Origination Expense
Servicing and origination expense for the three months ended March 31, 2022 decreased $17.4 million, or 55%, as compared to the three months ended December 31, 2021, with $15.5 million of the decrease attributed to Servicing and $1.8 million attributed to Originations driven by lower origination volumes. The $15.5 million decline in Servicing expense is primarily due to $4.8 million subservicer expense recorded in the fourth quarter of 2021, including costs associated with transferring the servicing of our owned reverse portfolio onto our platform, a $4.0 million release of provision for indemnification in the first quarter of 2022 due to a favorable settlement, and a $2.7 million decline in provision expense driven by lower government-insured claims, lower severity on advances.
As compared to the three months ended March 31, 2021, Servicing and origination expense for the three months ended March 31, 2022 decreased $13.3 million, or 48%, mostly attributed to the $13.7 million decline in Servicing. The Servicing expense decline is primarily due to a $4.0 million release of provision for indemnification in the first quarter of 2022 related to a favorable settlement, a $3.5 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume, a $3.4 million decline in provision expenses associated with decreased government-insured claim loss volumes, and a $2.6 million reduction in subservicing costs.
See Segment Results of Operations - Servicing for additional information.
Other Operating Expenses
Professional services expense for the three months ended March 31, 2022 decreased $8.5 million, or 41%, as compared to the three months ended December 31, 2021, primarily due to a $9.9 million of recoveries of prior year expenses in the first quarter of 2022. Other factors include the $2.7 million of expense recoveries and $1.5 million consulting services related to corporate strategy and business initiatives expenses in the fourth quarter of 2021.
As compared to the three months ended March 31, 2021, Professional services expense for the three months ended March 31, 2022 decreased $5.2 million, or 30%, primarily due to an $8.0 million decline in legal expenses offset in part by a $2.5 million increase in other professional services. The net decrease in legal expenses is largely due to $9.9 million of recoveries of prior year expenses in the first quarter of 2022, offset by a $2.1 million increase in expenses related to other legal matters. The increase in other professional services is driven by $3.5 million additional expense related to our reverse subservicing business offset by a $1.4 million decline explained by outsourced surge resources utilized during the first quarter of 2021 to support higher production volumes.
Occupancy and equipment expense for the three months ended March 31, 2022 increased $1.2 million, or 14%, as compared to the three months ended March 31, 2021 largely driven by a $1.5 million increase in postage and mailing expenses mostly as a result of the increase in the average number of loans serviced.
Technology and communication expense for the three months ended March 31, 2022 increased $1.8 million, or 13%, as compared to the three months ended March 31, 2021 due to higher costs in support of higher loan production volumes and recoveries of costs in the first quarter of 2021 related to the implementation of data solutions.

As compared to the three months ended March 31, 2021, Other expenses for the three months ended March 31, 2022 increased $3.1 million mainly due to an increase in advertising expense in our Reverse Originations business as part of our initiative to expand our origination platform and increase volumes.
Other Income (Loss)
The $3.3 million decrease in interest income during the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 is due to a decline in loan production volumes in our Originations segment. As compared to the three months ended March 31, 2021, interest income increased $3.2 million primarily attributable to higher loan production volumes.
Interest expense for the three months ended March 31, 2022 decreased $3.5 million, or 8%, as compared to the three months ended December 31, 2021, primarily due to lower average debt balance and lower cost of funds for our mortgage loan warehouse facilities.
As compared to the three months ended March 31, 2021, Interest expense for the three months ended March 31, 2022 increased $9.4 million, or 33%, a due to a $923.1 million or 65% higher average debt balance to finance our increased loan production volumes and MSR portfolio and $107.9 million or 21% higher average corporate debt with the issuance of senior secured notes as part of our corporate debt refinancing in the first and second quarters of 2021, partially offset by lower cost of funds on our asset backed financing facilities.
Pledged MSR liability expense for the three months ended March 31, 2022 increased $45.8 million, as compared to the three months ended December 31, 2021, largely due to a $49.6 million unfavorable fair value change driven by rising interest rates, and a $14.1 million loss to reflect the amendment to the subservicing agreement with MAV in March 2022. Fair value losses due to rates and assumptions of our MSR pledged liability are largely offset by fair value gains on the related transferred MSR asset, which are reported in MSR fair value adjustments, net.
Pledged MSR liability expense for the three months ended March 31, 2022 increased $49.0 million as compared to the three months ended March 31, 2021, primarily due to a $48.7 million fair value loss attributed to MAV mostly due to increased interest rates and a $14.1 million loss to reflect the amendment to the subservicing agreement with MAV in March 2022.
See Segment Results of Operations - Servicing for additional information.
Loss on debt extinguishment of $15.5 million for the three months ended March 31, 2021 was recognized in the first quarter of 2021 and resulted from our early repayment of the SSTL due May 2022, PHH 6.375% senior unsecured notes due August 2021, and PMC 8.375% senior secured notes due November 2022. The loss includes the write-off of unamortized debt issuance costs and discount, as well as contractual prepayment premiums totaling $9.8 million on the SSTL and PMC 8.375% senior secured notes.
Earnings of equity method investee represent our 15% share of MAV Canopy from May 3, 2021. The increase in earnings in the first quarter of 2022 is mostly due to the fair value gain recorded by MAV Canopy on its MSR portfolio due to rising interest rates. See Note 10 - Investment in Equity Method Investee and Related Party Transactions for further detail.
Income Tax Benefit (Expense)
During the three months ended March 31, 2022, we recognized $3.2 million of income tax expense on $61.3 million of pre-tax income. During the three months ended December 31, 2021, we recognized a $2.3 million income tax benefit on a $4.0 million pre-tax loss. Our effective tax rates for the three months ended March 31, 2022 and December 31, 2021 were 5.3% and 58.0%, respectively. The income tax expense recognized in the three months ended March 31, 2022 was driven primarily by projected income tax expense related to pre-tax earnings, partially offset by income tax benefit recognized related to the favorable resolution of an uncertain tax position. The income tax benefit recognized in the three months ended December 31, 2021 was primarily due to income tax benefit recognized related to the favorable resolutions of various uncertain tax positions.
For the three months ended March 31, 2021, we recognized income tax expense of $3.1 million on pre-tax income of $11.6 million, representing an effective tax rate of 26.6%. The income tax expense for the three months ended March 31, 2021 was driven by projected income tax expense related to pre-tax earnings. As compared with the three months ended March 31, 2021, income tax expense for the three months ended March 31, 2022 increased $0.1 million primarily due to higher pre-tax earnings offset by income tax benefit related to the favorable resolution of an uncertain tax position.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition Summary	March 31, 2022	December 31, 2021	$ Change	% Change
Cash	$268.7	$192.8	$75.9	39%
Restricted cash	76.3	70.7	5.6	8
MSRs, at fair value	2,323.3	2,250.1	73.1	3
Advances, net	730.0	772.4	(42.5)	(5)
Loans held for sale	725.1	928.5	(203.5)	(22)
Loans held for investment, at fair value	7,459.3	7,207.6	251.6	3
Receivables	213.5	180.7	32.8	18
Investment in equity method investee	34.9	23.3	11.6	50
Other assets	466.9	520.9	(54.1)	(10)
Total assets	$12,297.8	$12,147.1	$150.7	1%

Total Assets by Segment
Servicing	$11,251.8	$10,999.2	$252.6	2%
Originations	610.9	823.5	(212.6)	(26)
Corporate Items and Other	435.1	324.4	110.7	34
	$12,297.8	$12,147.1	$150.7	1%

HMBS-related borrowings, at fair value	$7,118.8	$6,885.0	$233.8	3%
Other financing liabilities, at fair value	872.0	805.0	67.1	8
Advance match funded liabilities	497.3	512.3	(15.0)	(3)
Mortgage loan warehouse facilities	959.1	1,085.1	(126.0)	(12)
MSR financing facilities, net	892.6	900.8	(8.1)	(1)
Senior notes, net	617.1	614.8	2.3	—
Other liabilities	806.6	867.5	(60.9)	(7)
Total liabilities	11,763.7	11,670.4	93.2	1%

Total stockholders’ equity	534.1	476.7	57.4	12

Total liabilities and equity	$12,297.8	$12,147.1	$150.7	1%

Total Liabilities by Segment
Servicing	$10,737.2	$10,474.5	$262.7	3%
Originations	665.4	832.7	(167.3)	(20)
Corporate Items and Other	361.1	363.3	(2.2)	(1)
	$11,763.7	$11,670.4	$93.2	1%

Book value per share	$57.78	$51.77	$6.02	12%
Total assets increased $150.7 million, or 1%, between December 31, 2021 and March 31, 2022 due to a $251.6 million increase in Loans held for investment, mostly driven by our reverse mortgage origination and bulk acquisition, and a $73.1 million increase in our MSR portfolio mostly attributed to fair value gains due to rising interest rates, partially offset by a sale of MSRs to an unrelated third party in March 2022. Our loans held for sale portfolio declined $203.5 million due to lower forward loan production volumes. Servicing advances declined $42.5 million, mainly due to seasonal reduction of escrow balances. The $54.1 million decrease in other assets is mostly attributable to the decrease in contingent repurchase rights related to loans that have been repurchased from Ginnie Mae.
Total liabilities increased by $93.2 million, or 1%, as compared to December 31, 2021, with similar effects as described above. Our HMBS-related borrowings increased by $233.8 million due to the continued growth of our reverse mortgage business and its securitization. The $67.1 million increase in Other financing liabilities is primarily due to additional transfers of MSRs to MAV in the first quarter of 2022 which did not qualify for sale accounting and related fair value changes. Our borrowings under warehouse lines declined $126.0 million due to lower loan production volumes. Advance match funded liabilities decreased $15.0 million consistent with the decline in servicing advances. Other liabilities declined $60.9 million mostly due to a decrease in the Ginnie Mae contingent repurchase rights of loans under forbearance.
Total equity increased $57.4 million during the three months ended March 31, 2022 mostly due to $58.1 million net income.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to replenish and grow our servicing portfolio through our multi-channel Originations platform and through MAV for the remainder of 2022. In addition, we continuously evaluate the relative mix between servicing and subservicing volume. With the acquisition of MAM (RMS) subservicing agreements in 2021 and the additional loans transferred onto our servicing platform in early 2022, reverse mortgage subservicing fee income is expected to grow.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive, with consumer direct generating relatively higher margins than correspondent. The volume mix is expected to continue to shift to purchase as the volume of refinance activity by borrowers is expected to continue to decline, consistent with expected industry trends. While we continue to increase our recapture rate by improving our internal processes, we focus on cash-out, debt consolidation and other borrower solutions, in addition to new customer acquisitions. Based on industry origination volume projections for 2022, we expect increased competition and origination margins will continue to be under pressure until industry excess capacity can be eliminated. This will impose trade-offs between volumes and margins, and potential shifts among channels.
Reverse mortgage revenue, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to grow our volumes and maintain similar margins in each channel, however the channel mix may vary. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, and is part of our forward MSR hedging strategy.
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of cash flows to increase in 2022 as we have recently grown our MSR portfolio. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. We are exposed to increased interest rate volatility due to our now larger MSR portfolio, including our more interest rate sensitive GSE MSR portfolio. We would expect MSR fair value gains, net of hedging, if interest rates continue to rise. Our hedging strategy provides only partial hedge coverage and we would expect MSR fair value losses if interest rates drop, albeit with a lower magnitude. Refer to the sensitivity analysis in Item 3 - Quantitative and Qualitative Disclosures About Market Risk for further detail.
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase (see above), we expect a modest increase in our workforce with partial offset from an increased relative share of performing loans. We expect to swiftly right size and prudently manage our forward Originations headcount and operating expenses to align with funded volume in 2022. We expect our reverse Originations workforce to remain largely stable. Other operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives.
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

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and Speedpay/collection fees. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Subservicing per-loan fees typically vary based on type of investor and on loan delinquency status.
As of March 31, 2022, we serviced 1.4 million mortgage loans with an aggregate UPB of $275.3 billion. The average UPB of loans serviced during the first quarter of 2022 increased by 5% or $11.9 billion compared to the fourth quarter of 2021, mostly driven by the growth in our subservicing portfolio. Compared to the three months ended March 31, 2021, the average UPB of loans serviced during the three months ended March 31, 2022 increased by 45% or $84.3 billion mostly due to MSR acquisitions, subservicing additions and increased MSR originations, offset in part by portfolio runoff. We manage the size of our servicing portfolio with our Originations business and by selectively purchasing MSRs based on capital allocation and financial return targets.
In May 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. One year after launch, MAV has become our second largest subservicing client. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PMC but the transactions do not achieve sale accounting. We are currently discussing with Oaktree an upsize of MAV capacity currently capped at $250 million of capital and other modifications of our different agreements.
In addition, in October 2021, PMC acquired reverse mortgage subservicing contracts from MAM (RMS) and became its exclusive subservicer under a five-year subservicing agreement. PMC boarded an additional approximately 40,000 and 19,000 reverse mortgage loans onto our servicing platform in the first quarter of 2022, and on April 1, 2022, respectively.
NRZ remains our largest subservicing client, accounting for 19% and 30% of the UPB and loan count, respectively, in our servicing portfolio as of March 31, 2022. NRZ servicing fees retained by Ocwen represented approximately 12% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ and excluding ancillary income, for both the first quarter of 2022 and the fourth quarter of 2021. This compares to 21% for the first quarter of 2021. NRZ’s portfolio represents approximately 68% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. Consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
The financial performance of our servicing segment is impacted by the changes in fair value of the MSR portfolio due to changes in market interest rates, among other factors. Our MSR portfolio is carried at fair value, with changes in fair value recorded in earnings within MSR valuation adjustments, net. The fair value of our MSRs is typically correlated to changes in market interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds, and the reverse is true. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 16 years, exhibiting little response to movements in market interest rates. Our hedging strategy is designed to reduce the volatility of the MSR portfolio to interest rates.
For those MSR sale transactions with NRZ and MAV that do not achieve sale accounting treatment, we present on a gross basis the transferred MSR as an asset at fair value and the corresponding liability amount as a pledged MSR liability at fair value on our balance sheet. The changes in fair value of the MSR are reflected as MSR valuation adjustments, net and the corresponding changes in fair value of the pledged MSR liability are reported within Pledged MSR liability expense. Similarly, we present on a gross basis the total servicing fees collected on behalf of NRZ and MAV within Servicing and subservicing fees, net and the total servicing fee remittance to NRZ and MAV within Pledged MSR liability expense.
In the first quarter of 2022, our Servicing business continued to be impacted by the COVID-19 pandemic, with a large number of loans placed under forbearance. We continue to perform outreach activities with impacted borrowers to address extensions and exits of plans or to offer loan modifications. As of March 31, 2022, we managed 24,100 loans under forbearance, (or 1.8% of our total portfolio), 5,700 of which related to our owned MSRs, or 1.0% of our owned MSR servicing portfolio (excluding NRZ and MAV), a reduction of 15% and 16%%, respectively, compared to December 31, 2021.
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
Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $143.9 million at March 31, 2022, of which $114.8 million were attributable to NRZ agreements.
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
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31,	December 31,
	2022	2021
Revenue
Servicing and subservicing fees	$212.2	$216.5	(2)%	$169.4	25%
Gain (loss) on loans held for sale, net	(2.7)	7.4	(137)	3.5	(177)
Reverse mortgage revenue, net	(11.9)	(1.8)	549	2.0	(682)
Other revenue, net	0.4	0.4	13	0.5	(19)
Total revenue	198.0	222.5	(11)	175.4	13

MSR valuation adjustments, net	48.3	(53.8)	(190)	(22.7)	(313)

Operating expenses
Compensation and benefits	29.0	33.2	(13)	25.1	16
Servicing expense	10.8	26.2	(59)	24.5	(56)
Occupancy and equipment	7.9	7.8	1	6.5	21
Professional services	6.8	7.2	(5)	7.1	(4)
Technology and communications	6.6	6.8	(4)	5.7	14
Corporate overhead allocations	11.1	11.2	(1)	12.2	(9)
Other expenses	2.0	2.7	(24)	1.6	30
Total operating expenses	74.2	95.2	(22)	82.8	(10)

Other income (expense)
Interest income	4.1	3.3	22	1.3	223
Interest expense	(23.1)	(23.0)	1	(18.8)	23
Pledged MSR liability expense	(86.9)	(40.3)	116	(37.9)	129
Earnings of equity method investee	12.0	2.3	413	—	n/m
Other, net	0.7	0.4	77	0.5	58
Total other income (expense), net	(93.3)	(57.2)	63	(55.0)	70

Income before income taxes	$78.8	$16.3	383%	$15.0	426%
n/m: not meaningful

The following tables provide selected operating statistics:

	March 31,	December 31,	% Change	March 31,	% Change
	2022	2021		2021
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$259.9	$254.2	2%	$169.7	53%
Non-performing loans	14.7	13.1	13	8.8	68
Non-performing real estate	0.7	0.7	(4)	0.9	(17)
Total	275.3	268.0	3	179.4	53%

Conventional loans (2)	$173.4	$166.3	4%	$75.6	129%
Government-insured loans	27.6	28.8	(4)	29.4	(6)
Non-Agency loans	74.4	72.8	2	74.3	—
Total	$275.3	$268.0	3%	$179.4	53%

Servicing portfolio (3)	$123.9	$135.9	(9)%	$98.7	25%
Subservicing portfolio
Subservicing - forward	40.4	29.4	37	16.3	148
Subservicing - reverse	22.2	13.9	60	—	n/m
Total subservicing	62.6	43.3	44	16.3	284
MAV (4)	35.3	33.0	7	—	n/m
NRZ (5) (6)	53.6	55.8	(4)	64.3	(17)
Total	$275.3	$268.0	3%	$179.4	53

Number (in 000’s):
Performing loans (1)	1,302.8	1,287.0	1%	1,011.1	29%
Non-performing loans
Non-performing loans - NRZ	30.4	30.7	(1)%	31.3	(3)%
Non-performing loans - Other	37.2	30.7	21	14.2	162
	67.6	61.4	10	45.5	49
Non-performing real estate	4.8	4.9	(2)	6.7	(29)
Total	1,375.1	1,353.3	2%	1,063.2	29%

Conventional loans (2)	713.2	686.5	4%	344.3	107%
Government-insured loans	161.7	168.1	(4)	180.2	(10)
Non-Agency loans	500.2	498.7	—	538.6	(7)
Total	1,375.1	1,353.3	2%	1,063.2	29%

Servicing portfolio	589.3	636.1	(7)%	513.0	15%
Subservicing portfolio
Subservicing - forward	142.9	105.6	35	67.5	112
Subservicing - reverse	91.8	54.7	68	—	n/m
Total subservicing	234.7	160.3	46	67.5	248
MAV	139.7	131.6	6	—	n/m
NRZ (5)	411.3	425.4	(3)	482.7	(15)
Total	1,375.1	1,353.4	2%	1,063.2	29%

	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31, 2022	December 31, 2021
Prepayment speed (CPR) (7):
% Voluntary CPR	11.4%	15.7%	(27)%	21.7%	(100)%
% Involuntary CPR	0.3	0.5	(40)	0.8	(100)
% Total CPR	14.8	19.1	(23)	25.2	(100)

Number of completed modifications (in 000’s)	4.0	3.9	3%	4.8	(15)%
Revenue recognized in connection with loan modifications	$6.4	$5.5	16%	$8.0	(20)%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 70,938 and 73,340 prime loans with a UPB of $13.4 billion and $13.7 billion at March 31, 2022 and December 31, 2022, respectively, that we service or subservice. This compares to 85,479 prime loans with a UPB of $15.3 billion at March 31, 2021. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes $7.3 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at March 31, 2022.
(4)Includes $8.5 billion UPB subserviced and $26.8 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at March 31, 2022. Excludes subserviced loans with a UPB of $8.3 billion that have not yet transferred onto the PMC servicing system as of March 31, 2022.
(5)Loans serviced or subserviced pursuant to our agreements with NRZ or MAV.
(6)Includes $2.0 billion UPB of subserviced loans at March 31, 2022.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2022	2021	2022	2021
Portfolio at January 1	$268.0	$188.8	1,353.2	1,107.6
Additions (1) (2) (3)	31.5	13.5	78.1	49.4
MSR sales (3)	(11.1)	—	(0.1)	(0.1)
Servicing transfers	(2.3)	(10.9)	(9.0)	(42.5)
Runoff	(10.8)	(12.1)	(47.1)	(51.2)
Portfolio at March 31	$275.3	$179.4	1,375.1	1,063.2
(1)Additions include purchased MSRs on portfolios consisting of 184 loans with a UPB of $62.7 million that have not yet transferred to the PMC servicing system as of March 31, 2022. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(2)Includes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.
(3)Includes MSRs sold to an unrelated third party consisting of 38,850 loans with a UPB of $11.1 billion that have not yet transferred out of the PMC servicing system as of March 31, 2022, and for which PMC is performing interim subservicing.

The following table provides a breakdown of our servicer advances:

	March 31, 2022				December 31, 2021
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$3	$48	$5	$56	$2	$66	$7	$75
Government-insured	1	46	24	71	1	55	23	79
Non-Agency	219	261	120	600	225	261	133	618
Total, net	$223	$354	$150	$727	$228	$381	$164	$772

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	March 31,	December 31,	% Change	March 31,	% Change
	2022	2021		2021
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$6,849.1	$6,546.5	5%	$6,326.1	8%
Active Buyouts (2)	57.8	36.1	60	27.0	114%
Inactive Buyouts (2)	108.5	95.3	14	75.9	43%
Total	$7,015.4	$6,677.9	5	$6,429.0	9%

Inactive buyouts % to total	1.55%	1.43%	8	1.18%	31%

Future draw commitments (UPB) in millions:	1,659.9	1,507.1	10	1,199.9	38%

Fair value in millions:
Loans held for investment (1)	$7,202.0	$6,979.1	3	$6,874.9	5%
HMBS related borrowings	7,118.8	6,885.0	3	6,778.2	5
Net asset value	$83.2	$94.1	(12)	$96.7	(14)%
Net asset value to UPB	1.21%	1.44%		1.53%
(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.

Servicing and Subservicing Fees

	Three Months Ended			Three Months Ended March 31, 2021
	March 31,	December 31,	% Change		% Change
	2022	2021
Loan servicing and subservicing fees:
Servicing	$88.5	$92.9	(5)%	$63.9	39%
Subservicing	14.7	12.1	21	3.5	321
MAV	16.6	14.1	18	—	n/m
NRZ	67.1	71.1	(6)	80.4	(16)
Servicing and subservicing fees	187.0	190.3	(2)	147.8	27
Ancillary income	25.2	26.3	(4)	21.6	17
	$212.2	$216.5	(2)%	$169.4	25%
The $4.4 million, or 2% decrease in total servicing and subservicing fees for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 is primarily driven by a $4.0 million decline in fees collected on behalf of NRZ, due to portfolio runoff. The table above and fee structure reflects our strategy to grow our subservicing business, with a $2.5 million, or 21% increase in subservicing fees and the increased use of MAV to grow our servicing volume, with a $4.3 million, or 5% decrease in servicing fee income on our owned MSRs, partially offset by $2.5 million increase in MAV servicing fees. The decline in servicing fee income on our owned MSRs is due to a 5% decrease in our average UPB serviced, primarily driven by the sale of owned MSRs to MAV with a UPB of $3.5 billion (that did not achieve sale accounting). Subservicing fees increased primarily due to the boarding of approximately 40,000 additional reverse mortgage loans under the subservicing agreement with MAM (RMS).
The $42.8 million, or 25% increase in total servicing and subservicing fees in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily driven by our successful volume growth strategy, selectively balanced between servicing and subservicing, and the gradual replacement of the NRZ volumes with new relationships and volumes sourced by our Originations business. Specifically, year over year, our servicing fee income increased by $24.6 million or 39% in our owned MSR portfolio, our subservicing fee income grew by $11.2 million, and we generated a new source of fee income with the $16.6 million servicing fee from MAV. We achieved a total $39.2 million fee increase, or 27%, despite a $13.2 million reduction in fees collected on behalf of NRZ due to portfolio runoff. The increase in servicing fees on our owned MSRs is due to a 36% increase in our average volume serviced, primarily driven by bulk acquisitions and the growth in our correspondent lending volumes. The $11.2 million increase in subservicing fees is mostly due to reverse mortgage loans under the subservicing agreement with MAM (RMS) effective in the fourth quarter of 2021. The average subservicing fee per loan increased from $13 to $27 dollars, driven by the inclusion of reverse mortgage loans that yield relatively higher compensation for both active and inactive loans. The $3.6 million increase in ancillary income is primarily due to growth in the serviced portfolio and boarding fees associated with reverse mortgage loans, as further discussed below.

The following table presents the respective drivers of residential loan servicing (owned MSR) and subservicing fees.

	Three Months Ended			Three Months Ended March 31, 2021
	March 31,	December 31,	% Change		% Change
	2022	2021
Servicing and subservicing fee
Servicing fee (owned MSR)	$88.5	$92.9	(5)%	$63.9	39%
Average servicing fee (% of UPB)	0.27	0.27	—%	0.26	2%

Subservicing fee (excluding MAV and NRZ)	$14.7	$12.1	21	$3.5	321%
Average monthly fee per loan (in dollars) (1)	$27	$32	(15)	$13	109%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio - Owned	$133.0	$140.1	(5)%	$97.8	36%
Subservicing portfolio
Subservicing - forward	32.6	23.3	40	22.7	43%
Subservicing - reverse	16.3	10.6	53	—	n/m
MAV	34.0	27.5	24	—	n/m
NRZ	54.7	57.1	(4)	65.8	(17)%
Total	$270.5	$258.6	5%	$186.3	45%
Average number (in 000’s):
Servicing portfolio	623.6	657.3	(5)%	510.8	22%
Subservicing portfolio
Subservicing - forward	116.1	85.8	35	90.3	29%
Subservicing - reverse	65.1	41.8	56	—	n/m
MAV	135.4	112.2	21	—	n/m
NRZ	422.3	434.0	(3)	491.5	(14)%
	1,362.4	1,331.2	2%	1,092.6	25%
(1)Excludes MAV portfolio and includes reverse subservicing in the three months ended March 31, 2022 and December 31, 2021.
The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the NRZ agreements. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for additional information.

NRZ servicing and subservicing fees	Three Months Ended		Three Months Ended March 31, 2021
	March 31, 2022	December 31, 2021
Servicing fees collected on behalf of NRZ	$67.1	$71.1	$80.4
Servicing fees remitted to NRZ (1)	(47.8)	(50.7)	(56.4)
Retained subservicing fees on NRZ agreements (2)	$19.4	$20.4	$24.0

Average NRZ UPB ($ in billions)	$54.7	$57.1	$65.8
Average annualized retained subservicing fees as a % of NRZ UPB	0.14%	0.14%	0.15%
(1)Reported within Pledged MSR liability expense. The NRZ servicing fee includes the total servicing fees collected on behalf of NRZ relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to NRZ reported as Pledged MSR liability expense.
(2)Excludes ancillary income.

For the three months ended March 31, 2022, the net retained fee on our NRZ portfolio declined $1.0 million and $4.6 million as compared to the three months ended December 31, 2021 and the three months ended March 31, 2021, respectively. The decline in the NRZ fee collection and remittance is primarily driven by the decline in the average UPB of 4% due to portfolio runoff and prepayments. As the NRZ relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSRs.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended			Three Months Ended March 31, 2021
	March 31, 2022	December 31, 2021	% Change		% Change
Late charges	$10.0	$9.5	5%	$9.2	9%
Custodial accounts (float earnings)	1.0	1.2	(18)	1.0	(2)
Loan collection fees	2.9	3.2	(7)	2.9	—
Recording fees	3.3	4.1	(21)	3.9	(18)
Boarding and deboarding fees	1.3	2.6	(49)	0.9	53
GSE forbearance fees	0.2	0.2	(10)	0.6	(67)
Reverse subservicing ancillary fees	2.1	1.5	40	—	n/m
Other	4.4	3.9	12	3.0	45
Ancillary income	$25.2	$26.3	(4)%	$21.6	17%
Ancillary income for the three months ended March 31, 2022 declined by $1.1 million as compared to the three months ended December 31, 2021 primarily because of lower boarding fees associated with the forward subservicing portfolio volume and recording fees due to lower payoffs, partially offset by a $2.2 million increase in reverse subservicing fees due to the additional boarding of reverse mortgage loans during the first quarter of 2022 under the subservicing agreement with MAM (RMS). As compared to the three months ended March 31, 2021, ancillary income increased by $3.6 million largely due to $4.1 million of reverse subservicing fees recognized during the three months ended March 31, 2022 on reverse mortgage loans boarded during the first quarter of 2022 and fourth quarter of 2021.
Gain (loss) on Loans Held for Sale, Net
We recognized a $2.7 million loss on loans held for sale, net for the three months ended March 31, 2022 a decrease of $10.1 million and $6.2 million as compared to the net gains recognized in the three months ended December 31, 2021 and the three months ended March 31, 2021, respectively. The $2.7 million loss in the first quarter of 2022 is primarily due to a $2.3 million loss on our first lien loan portfolio not eligible for sale to the Agencies and our second lien loans. The remaining $7.8 million and $3.9 million decline in the first quarter 2022 as compared to the fourth quarter of 2021 and first quarter of 2021, respectively, is due to lower gains on repurchased loans in connection with Ginnie Mae loan modifications and EBO activities associated with decreased volume and unfavorable impact of higher interest rates on redelivery gains that became minimal at March 31, 2022.
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

	Three Months Ended			Three Months Ended March 31, 2021
	March 31, 2022	December 31, 2021	% Change		% Change
Net interest income (servicing fee)	$5.7	$5.0	14%	$5.0	15%
Other fair value changes (1)	(17.6)	(6.8)	157	(2.9)	497
Reverse mortgage revenue, net (Servicing)	$(11.9)	$(1.8)	549%	$2.0	(682)
(1)Includes $3.8 million, $4.7 million and $5.6 million of realized gains on tail securitization for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
The decrease in Reverse mortgage revenue, net of $10.0 million and $13.9 million for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 and three months ended March 31, 2021, respectively, is primarily due to unrealized losses on the HECM loan portfolio, net of HMBS, attributable to market conditions. Specifically, fair value losses are driven by increasing interest rates and widening yield spread directly impacting projected asset life and the tail value of the HECM reverse mortgage loans. Tail value declined by $6.8 million in the first quarter of 2022. Tails represent the future draws of borrowers, scheduled and unscheduled, as well as capitalized interest and are included in the fair value of the underlying loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly. Tails are securitized on a monthly basis and a widening yield spread results in lower cash gain on securitization. Note that the fair value changes of the net asset value between securitized HECM loans and HMBS (referred to as our reverse MSR) attributable to interest rate changes are effectively used as a hedge of our forward MSR portfolio. See further description of our hedging strategy in Item 3, Quantitative and Qualitative Disclosures about Market Risk.
Net interest income, that effectively represents our servicing fee increased in the three months ended March 31, 2022 as compared with the three months ended December 31, 2021 mostly due to increased UPB attributable to both origination and tail volume as well as a portfolio acquisition during the first quarter of 2022.
MSR Valuation Adjustments, Net
The following tables summarize the MSR valuation adjustments, net reported in our Servicing segment, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSRs and the MSRs transferred to NRZ and MAV that did not achieve sale accounting treatment:

	Three Months Ended March 31, 2022			Three Months Ended December 31, 2021
	Total (1)	Owned MSR (1)	Pledged MSR (NRZ and MAV) (2)	Total (1)	Owned MSR (1)	Pledged MSR (NRZ and MAV) (2)
Runoff (3)	$(72.8)	$(44.6)	$(28.3)	$(75.1)	$(46.1)	$(29.0)
Rate and assumption change (1)	201.2	145.7	55.5	27.3	20.7	6.7
Hedging gain (loss)	(80.0)	(80.0)	—	(6.0)	(6.0)	—
Total	$48.3	$21.1	$27.2	$(53.8)	$(31.4)	$(22.4)

	Three Months Ended March 31, 2021
	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)
Runoff (3)	$(49.1)	$(31.5)	$(17.6)
Rate and assumption change (1)	75.5	73.9	1.6
Hedging gain (loss)	(49.1)	(49.1)	—
Total	$(22.7)	$(6.7)	$(16.1)
(1)Excludes gains of $1.1 million, $1.7 million, and $8.5 million in the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively, on the revaluation of MSRs purchased at a discount, that is reported in the Originations segment as MSR valuation adjustments, net. Effective in the first quarter of 2022, we recognize revaluation gains or losses on Fannie Mae MSRs purchased through the Agency Cash Window Program within the Servicing segment that were historically reported in the Originations segment. Segment results for prior periods have been recast to conform to the current segment presentation. Such revaluation gains were $3.6 million, $3.4 million and $— (nil) for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

(2)MSR sale transactions with NRZ and MAV that do not achieve sale accounting treatment. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
(3)The terms runoff and realization of expected future cash flows may be used interchangeably within this discussion.
We reported a $48.3 million gain in MSR valuation adjustments, net for the three months ended March 31, 2022, comprised of a $21.1 million gain on our owned MSRs and a $27.2 million gain on the MSRs transferred to NRZ and MAV. The $21.1 million gain on our owned MSRs for the three months ended March 31, 2022 is comprised of a $145.7 million gain on the MSR portfolio attributable to rate and assumption changes, an $80.0 million hedging loss and $44.6 million MSR portfolio runoff. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The fair value gain due to rate and assumption changes is primarily due to an increase in market interest rates (e.g., the 10-year swap rate increased by 83 basis points in the three months ended March 31, 2022), partially offset by a loss on assumption updates driven by prepayment model variance and other third-party valuation experts’ updates.
Our MSR hedging policy is designed to reduce the volatility of the MSR portfolio fair value due to market interest rates. The changes in fair value of the MSR and hedging derivatives were not offset to the same extent as per their expected hedging sensitivity measures, mainly due to non-parallel changes in the interest rate curve, the basis risk inherent in the MSR profile and the available hedging instruments, and an over-hedge sensitivity profile in the first two months of the first quarter of 2022. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail on our hedging strategy and its effectiveness.
The $102.1 million improvement in MSR valuation adjustments, net for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 is primarily due to a $173.9 million increase in the gain attributed to rate and assumption change, partially offset by a $74.0 million increase in the hedging loss. As compared to the three months ended March 31, 2021, MSR valuation adjustments, net improved $71.0 million due to a $125.7 million increase in the gain attributed to rate and assumption change offset by a $30.9 million increase in the hedging loss and a $23.7 million increase in runoff. The increased gain on rate and assumption change is primarily due to an increase in market interest rates. The increase in runoff is due to an increase in MSR portfolio size due to significant bulk MSR acquisitions in 2021.
The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs (excluding NRZ and MAV related MSRs) during the first quarter of 2022, with the breakdown by investor type.

	Owned MSR Fair Value (1)								Owned MSR UPB ($ in billions) (1)
	GSEs		Ginnie Mae		Non- Agency		Total		GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$1,198.5		$109.4		$114.6		$1,422.5		$98.5	$12.0	$17.4	$127.9
Additions
New cap.	43.9		1.9		0.1		45.9		3.4	0.2	—	3.5
Purchases (2)	46.7		0.1		—		46.8		4.1	—	—	4.1
Sales/servicing transfers	—		—		(0.3)		(0.3)		—	—	—	—
Sales/calls (3)	(194.5)		—		—		(194.5)		(14.6)	—	—	(14.6)
Change in fair value:
Inputs and assumptions (2)	145.1		11.8		1.4		158.3		—	—	—	—
Realization of cash flows	(35.3)		(3.1)		(5.1)		(43.5)		(3.7)	(0.6)	(0.8)	(5.2)
Ending balance	$1,204.4		$120.1		$110.7		$1,435.2		$87.6	$11.6	$16.6	$115.7
Fair value (% of UPB)	1.38%		1.04%		0.67%		1.24%
Fair value multiple (4)	5.36	x	2.91	x	2.03	x	4.48	x
(1)See Note 7 – Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information on the NRZ and MAV portfolios.
(2)Mostly changes in interest rates, except for gains of $1.1 million on the revaluation of purchased MSRs, that are reported in the Originations segment.
(3)Includes $45.3 million fair value and $3.5 billion UPB of MSR sales to MAV that did not achieve sale accounting treatment.
(4)Multiple of average servicing fee and UPB.

The $27.2 million gain on the transferred MSRs not qualifying for sale accounting (transferred to NRZ and MAV) for the three months ended March 31, 2022 includes $55.5 million fair value gain attributable to rates and assumptions and $28.3 million runoff. The $55.5 million fair value gain attributable to rates and assumptions during the three months ended March 31, 2022 is mostly driven by the increase in market rates during the quarter. This MSR fair value gain is partially offset by a fair value loss recorded on the associated NRZ and MAV MSR pledged liability. The runoff is explained by the same factors underlying our owned MSR, discussed above, the transfers of MSRs to MAV beginning in the third quarter of 2021 and the decline in the NRZ MSR portfolio.
Compensation and Benefits

	Three Months Ended			Three Months Ended March 31, 2021
	March 31, 2022	December 31, 2021	% Change		% Change
Compensation and benefits	$29.0	$33.2	(13)%	$25.1	16%

Average Employment
India and other	2,463	2,439	1%	2,410	2
U.S.	1,023	927	10	681	50
Total	3,486	3,366	4	3,091	13
Compensation and benefits expense for the three months ended March 31, 2022 declined $4.2 million, or 13%, as compared to the three months ended December 31, 2021 primarily due to a $4.9 million decrease in incentive compensation that is mostly due to a $4.1 million decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price during the quarter. Partially offsetting the decrease in incentive compensation, salaries and benefit expense increased $0.8 million due to a 4% increase in our average servicing headcount, mostly in support of the growth in our reverse mortgage subservicing business.
As compared to the three months ended March 31, 2021, Compensation and benefits expense for the three months ended March 31, 2022 increased $3.9 million, or 16%, primarily due to a $5.8 million increase in salaries and benefit expense as a result of the 13% increase in our average servicing headcount, mostly onshore. The increase in salaries and benefits was partially offset by a $2.3 million decrease in incentive compensation that was due to a $2.5 million decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price. During the three months ended March 31, 2022, we serviced 25% more loans, on average, as compared to the three months ended March 31, 2021. The increase in servicing headcount primarily reflects the hiring of employees to support the growth of the reverse servicing platform, specifically the acquisition of reverse mortgage subservicing from MAM (RMS).
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.
Servicing expense declined in the three months ended March 31, 2022 by $15.5 million, or 59%, as compared to the three months ended December 31, 2021, primarily due to $4.8 million subservicing expenses recorded in the fourth quarter of 2021, including costs associated with the transfer of our owned reverse portfolio onto our servicing platform, a $4.0 million release of provision for indemnification in the first quarter of 2022 due to a favorable settlement and a $2.7 million decline in provision expense driven by lower government-insured claims, lower severity on advances. Additional expense reductions include a $1.8 million decrease in satisfaction and interest on payoff expense attributable to lower portfolio size and payoff volumes, a $1.1 million decrease in loan-level fees associated with decreased owned portfolio volume and a $1.0 million expense recorded in the fourth quarter of 2021 related to call right transactions.
As compared to the three months ended March 31, 2021, Servicing expense for the three months ended March 31, 2022 declined $13.7 million, or 56%, primarily due to a $4.0 million release of provision for indemnification in the first quarter of 2022 related to a favorable settlement, a $3.5 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume, a $3.4 million decline in provision expenses associated with decreased government-insured claim loss volumes, and a $2.6 million reduction in subservicing costs. The reduction in subservicing expenses was driven by the termination of a third party subservicer for our reverse owned portfolio in the fourth quarter of 2021 and interim subservicing fees incurred on bulk acquisitions in the first quarter of 2021.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended March 31, 2022 decreased $1.3 million as compared to the three months ended December 31, 2021 primarily due to a decrease in bank fees due to decreased volume and a decrease in professional fees and communication expenses associated with the reverse servicing platform integration during the fourth quarter of 2021.
Other operating expenses increased by $1.3 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Occupancy and equipment expense increased $1.4 million primarily due to a $1.4 million increase in printing and mailing expenses mostly as a result of the increase in the average number of loans serviced, The net $0.3 million decline in Professional services includes a $4.0 million decrease in legal expenses, mostly due to a $5.1 million recovery of legal expenses with a favorable settlement in the first quarter of 2022, offset by a $1.3 million increase in legal expenses related to other matters and a $3.2 million increase in other professional fees related to our reverse sub-servicing business.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and the pledged MSR liability expense.

	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31, 2022	December 31, 2021

Interest Expense
Advance match funded liabilities	$2.7	$2.7	1%	$4.5	(40)%
Mortgage loan warehouse facilities	3.1	2.9	5%	1.7	77%
MSR financing facilities	7.8	8.1	(3)%	4.6	71%
Corporate debt interest expense allocation (1)	7.8	7.3	7	6.4	22
Escrow and other	1.8	2.0	(13)	1.6	7
Total interest expense	$23.1	$23.0	1%	$18.8	23%

Average balances
Advances	$745.8	$749.8	(1)%	$772.7	(3)%
Advance match funded liabilities	488.2	485.9	—	537.5	(9)
Mortgage loan warehouse facilities	369.8	324.6	14	157.0	136
MSR financing facilities	925.8	914.9	1	408.0	127

Effective average interest rate
Advance match funded liabilities	2.22%	2.20%	1%	3.35%	(34)%
Mortgage loan warehouse facilities	3.32	3.59	(8)%	4.41	(25)%
MSR financing facilities	3.37	3.54	(5)%	4.48	(25)%
Facility costs included in interest expense	$2.2	$2.1	6%	$2.7	(20)%
Average 1ML	0.23%	0.09%	143%	0.12%	97%
Average SOFR	0.09%	0.05%	84%	0.04%	118%
(1)Effective in the first quarter of 2022, interest expense on the OFC Senior Secured Notes is no longer allocated to the Servicing segment. Corporate debt interest expense allocation for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 is $9.9 million, $9.0 million and $1.5 million, respectively.
Interest expense for the three months ended March 31, 2022 remained flat (increased by $0.1 million), as compared to the three months ended December 31, 2021, with the increase in our average debt balances mostly offset by a lower average funding cost.
As compared to the three months ended March 31, 2021, interest expense for the three months ended March 31, 2022 increased $4.3 million, or 23%, due to an overall increase in the average debt balances to finance the growth of the business, partially offset by a lower funding cost. The $3.1 million increase in interest expense on MSR financing facilities, $1.4 million increase in the corporate debt interest expense allocation and $1.3 million increase mortgage loan warehouse facilities, are mostly the result of larger MSR and Loans held for sale portfolios, partially offset by lower funding costs. These increases in interest expense were partially offset by a $1.8 million decline in interest expense on advance match funded facilities due to a lower average balance of advances and borrowings and a lower cost of funds.

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
The following table provides information regarding Pledged MSR liability expense:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Net servicing fee remittance (1)	$61.4	$62.1	$56.4
Pledged MSR liability fair value (gain) loss (1)	27.2	(22.4)	(16.1)
Other	(1.7)	0.6	(2.5)
Pledged MSR liability expense	$86.9	$40.3	$37.9
(1)See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
Pledged MSR liability expense for the three months ended March 31, 2022 increased $46.6 million, as compared to the three months ended December 31, 2021, largely due to a $48.7 million unfavorable fair value adjustment on the Pledged MSR liability in the first quarter of 2022, driven by rising interest rates. In addition, we recorded a $14.1 million fair value loss as a result of the amendment in March 2022 of the MAV Subservicing agreement (as a change in the present value of future contractual cash flows). Effective March 1, 2022, PMC and MAV amended certain provisions of the subservicing agreement to adjust down the ancillary fee retained by PMC. MAV represents our second largest subservicing client and a strategic relationship; the amendment is expected to enhance the competitiveness of MAV when buying MSRs and generate additional subservicing volume to PMC. Fair value adjustments of our MSR pledged liability (losses in the first quarter of 2022) are partially offset by fair value adjustments (gains) to the related MSR asset, which are recorded in MSR valuation adjustments, net. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR) and Servicing and subservicing fees (NRZ and MAV).
Pledged MSR liability expense for the three months ended March 31, 2022 increased $49.0 million, as compared to the three months ended March 31, 2021, primarily due to a $43.3 million increase in unfavorable fair value change on the pledged MSR liability and a $5.0 million increase in net servicing fee remittance. These changes are largely driven by the same factors discussed above. In addition, the increase in net servicing fee remittance is due to the launch of MAV in the second half of 2021 and the associated recognition of the MAV pledged MSR liability, that is more interest rate sensitive than the NRZ pledged MSR liability.

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
Within retail, our consumer direct channel for forward mortgage loans focuses on targeting existing servicing customers by offering them competitive mortgage refinance opportunities, where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Origination recapture volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline. To the extent we refinance a loan underlying the MSRs subject to the MAV Subservicing Agreement, we are obligated to transfer such recaptured MSR to MAV under the terms of the Joint-Marketing Agreement. In addition to refinance activities, our Consumer Direct channel targets cash-out, debt consolidation, mortgage insurance premium reduction, and new customer acquisition.
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. As of March 31, 2022, we have relationships with 461 approved correspondent sellers, or 23 new sellers since December 31, 2021.

We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default.
After origination, we package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis. Origination revenue mostly includes interest income earned for the period the loans are held by us, gain on sale revenue, which represents the difference between the origination or purchase value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans are classified as loans held for investment, at fair value, reverse mortgage revenues include the fair value changes of the loan from lock date to securitization date.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs. As of March 31, 2022, we have relationships with 184 approved sellers through the Agency Cash Window co-issue programs, or 30 new sellers since December 31, 2021.
We initially recognize our MSR origination with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment at fair value once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment. However, effective first quarter of 2022, we report MSRs purchased through the Fannie Mae Cash Window program and the associated economics in our Servicing segment upon acquisition, as such MSRs are transferred to MAV monthly under an MSR flow sale agreement and subserviced by PMC. Segment results for prior periods have been recast as applicable to conform to the current segment presentation. See the “MSR Valuations Adjustments, net” section below for additional information.
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
For the first quarter of 2022, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $3.3 billion and $547 million, respectively. In addition, we purchased $4.1 billion UPB MSR through the Agency Cash Window and flow purchase programs during the first quarter of 2022.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31,	December 31
	2022	2021
Revenue
Gain on loans held for sale, net	$12.8	$30.0	(57)%	$37.6	(66)%
Reverse mortgage revenue, net	25.0	25.3	(1)	19.8	26
Other revenue, net (1)	7.3	14.1	(48)	8.9	(18)
Total revenue	45.0	69.5	(35)	66.3	(32)

MSR valuation adjustments, net (2)	1.1	1.7	(35)	8.5	(87)

Operating expenses
Compensation and benefits	28.5	29.7	(4)	21.9	30
Origination expense	3.5	5.3	(34)	2.8	27
Occupancy and equipment	1.6	2.1	(26)	1.5	6
Technology and communications	2.5	3.1	(21)	1.7	50
Professional services	1.7	2.7	(36)	3.1	(45)
Corporate overhead allocations	5.3	5.2	1	5.0	4
Other expenses	3.2	2.7	18	1.8	78
Total operating expenses	46.2	50.9	(9)	37.7	23

Other income (expense)
Interest income	3.0	6.9	(57)	2.6	16
Interest expense (3)	(4.2)	(7.5)	(43)	(3.6)	19
Other, net	(1.4)	(3.1)	(55)	0.1	n/m
Total other income (expense), net	(2.7)	(3.7)	(28)	(0.9)	186

Income (loss) before income taxes	$(2.8)	$16.5	(117)%	$36.1	(108)%
(1)Includes $0.5 million, $2.6 million and $2.4 million of ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for the three months ended March 31, 2022, December 31, 2021and March 31, 2021, respectively.
(2)Effective first quarter of 2022, we report MSRs purchased through the Fannie Mae Cash Window program and the associated economics in our Servicing segment upon acquisition, as such MSRs are transferred to MAV monthly under an MSR flow sale agreement and subserviced by PMC. Segment results for prior periods have been recast as applicable to conform to the current segment presentation. The MSR valuation adjustments, net reclassified to the Servicing segments for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 are $3.6 million, $3.4 million and nil, respectively.
(3)Effective in the first quarter of 2022, interest expense on the OFC Senior Secured Notes is no longer allocated to the Originations segment. Corporate debt interest expense allocation for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 is $0.3 million, $0.5 million and nil, respectively.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31,	December 31,
	2022	2021

Loan Production by Channel
Forward loans
Correspondent	$2,674.0	$6,068.3	(56)%	$2,626.8	2%
Consumer Direct	662.8	705.3	(6)%	563.4	18
	$3,336.7	$6,773.7	(51)%	$3,190.2	5%

% Purchase production	40%	40%	(1)	15%	167
% Refinance production	60	60	1	85	(29)

Reverse loans (1)
Correspondent	$281.5	$242.8	16%	$150.0	88%
Wholesale	118.2	94.9	24	53.6	120
Retail	147.3	159.4	(8)	59.5	148
	$547.0	$497.1	10%	$263.1	108%

MSR Purchases by Channel
Agency Cash Window / Flow MSR	$4,091.5	$3,388.0	21%	$5,985.2	(32)%
Bulk reverse purchases	209.1	—	n/m	—	n/m
	$4,300.6	$3,388.0	27	$5,985.2	(28)

Total	$8,184.3	$10,658.8	(23)%	$9,438.5	(13)%

Short term loan commitment (at period end)
Forward loans	$569.8	$1,022.0	(44)%	$916.9	(38)%
Reverse loans	47.8	63.3	(25)	50.2	(5)

Average Employment
U.S.	734	715	3	577	27
India and other	579	525	10	280	107
Total	1,313	1,240	6%	857	53%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31,	December 31,
	2022	2021
Gain on Loans Held for Sale (1)
Correspondent	$0.1	$4.8	(97)%	$3.5	(96)%
Consumer Direct	12.6	25.2	(50)	34.1	(63)
	$12.8	$30.0	(57)%	$37.6	(66)%

% Gain on Sale Margin (2)
Correspondent	0.01%	0.08%	(94)%	0.13%	(96)%
Consumer Direct	1.91	3.58	(47)	6.05	(68)
	0.38%	0.44%	(14)%	1.18%	(68)%

Origination UPB (3)
Correspondent	$2,674	$6,068	(56)%	$2,627	2%
Consumer Direct	663	705	(6)	563	18
	$3,337	$6,774	(51)%	$3,190	5%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to Origination UPB. Note that the ratio differs from the day-one gain on sale margin upon lock and includes gains or losses on interest rate lock commitments.
(3)Defined as the UPB of loans funded in the period.
Gain on loans held for sale, net for the first quarter of 2022 decreased $17.2 million, or 57% as compared to the three months ended December 31, 2021 as loan production volume and margins declined for both the consumer direct and correspondent channels. Our consumer direct channel accounted for $12.6 million of the decline in Gain on loans held for sale, net, driven by a significant reduction of our pipeline, with $4.0 million fair value of lock commitments outstanding at March 31, 2022 compared with $16.1 million fair value for those outstanding at December 31, 2021. The total $3.4 billion, or 51% new production volume decrease is driven by rising interest rates at a rapid pace during the first quarter of 2022, significantly reducing opportunities for existing borrowers to refinance. The margin reduction in our Correspondent channel is mostly due to some hedging ineffectiveness caused by the significant volatility in the market. We prudently manage our volumes and margins, including embedded MSR pricing. As interest rates rapidly increased during the first quarter of 2022 and the range of pricing widened in different markets, we intentionally constrained our volume when valuations did not align with our expectations.
As compared to the three months ended March 31, 2021, Gain on loans held for sale, net for the three months ended March 31, 2022 decreased $24.8 million, or 66% due to the same reasons as described above, primarily due to a $21.4 million decrease in our consumer direct channel, with a 68% decline in margin, partially offset by an 18% increase in loan production attributed to this channel. Overall, our loan production volume for forward channels increased $146.5 million, or 5%, and the average gain on sale margin declined 68% from 118 basis points in the three months ended March 31, 2021 to 38 basis points in the three months ended March 31, 2022, mostly due to unfavorable market conditions for borrower refinancing due to rising interest rates during the first quarter of 2022.

Reverse Mortgage Revenue, Net
The following table provides information regarding Reverse mortgage revenue, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31,	December 31,
	2022	2021
Origination UPB (1)	$547.0	$497.1	10%	$263.1	108%
Origination margin (2)	4.56%	5.10%	(10)	7.52%	(39)
Reverse mortgage revenue, net (Originations) (3)	$25.0	$25.3	(1)%	$19.8	26%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB. Note that the ratio includes gains or losses on interest rate lock commitments.
(3)Includes gain on new origination, and loan fees and other. Includes $11.1 million, $10.8 million and $5.9 million non-cash gain on securitization of newly originated loans for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
Our reverse mortgage originations revenue remained mostly steady quarter over quarter. We reported $25.0 million Originations Reverse mortgage revenue, net for the three months ended March 31, 2022, a $0.4 million, or 1% decrease as compared to the three months ended December 31, 2021. As detailed in the above table, the decrease is driven by a lower average margin that was largely offset by a volume increase in our wholesale and correspondent channels. Our higher-margin reverse retail channel generated a net revenue decrease quarter over quarter due to the decline in volume. The decrease in margin during the three months ended March 31, 2022 is primarily attributable to unfavorable yield spread widening observed in the market during the first quarter of 2022.
As compared to the three months ended March 31, 2021, Reverse mortgage revenue, net for the three months ended March 31, 2022 increased $5.2 million, or 26%, The increase is primarily driven by an increase in volume in all channels, partially offset by lower margins in all channels. The significant increase in the volume in all reverse channels was largely offset by a lower average margin mostly due to unfavorable yield spread widening observed in the market during the first quarter of 2022.
Other Revenue, net
Other revenue for the three months ended March 31, 2022 decreased $6.8 million or 48% as compared to the three months ended December 31, 2021, due to a 51% lower loan origination volume, mostly in our forward correspondent channel.
As compared to the three months ended March 31, 2021, Other revenue for the three months ended March 31, 2022 declined $1.6 million, primarily due to a decline in ancillary fee income related to MSR acquisitions (as the economics are now reported within Servicing following the launch of MAV in the second quarter of 2021), partially offset by additional setup fees earned for loans boarded on our servicing platform driven by the increase in consumer direct origination volume.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes gains of $1.1 million, $1.7 million and $8.5 million for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively, due to the revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. We transfer the MSR from the Originations segment to the Servicing segment at fair value.
MSR valuation adjustments, net for the three months ended March 31, 2022 decreased $0.6 million as compared to the three months ended December 31, 2021. As compared to the three months ended March 31, 2021, MSR valuation adjustments, net for the three months ended March 31, 2022 decreased $7.4 million. Opportunities for fair value discount or margins were greater in the early period of the pandemic and have reduced as markets normalized.
Operating Expenses
Operating expenses for the three months ended March 31, 2022 decreased $4.7 million, or 9%, as compared to the three months ended December 31, 2021, primarily due to lower forward loan production volumes. Compensation and benefits decreased $1.2 million, or 4% mostly due to a $1.6 million decline in commissions on lower origination volumes and a $2.3 million decline in incentive compensation, partially offset by a $1.6 million increase in salary and benefits attributed to higher average headcount and a $1.0 million increase in severance expense. Originations average headcount increased 6% as compared to the three months ended December 31, 2021, driven by the reverse originations channels to accompany their growth. The decline in incentive compensation is mostly attributed to a $1.8 million decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price during the quarter, and the incremental incentive compensation accrued in the fourth quarter of 2021. The net $3.4 million decrease in other operating expenses is primarily driven by a $1.8 million decrease in origination expenses driven by lower origination volumes and a $1.0 million decrease in Professional services largely due to outsourced surge resources utilized during the fourth quarter of 2021 to accommodate higher volumes in the reverse and forward correspondent channels.
While the Originations average headcount increased in the first quarter of 2022 as compared to the fourth quarter of 2021, the headcount of Forward Originations, mostly Consumer Direct, was reduced in March 2022 by approximately 15% and is expected to be further reduced in the second quarter of 2022 as part of our efforts to right size our resources to market opportunities.
As compared to the three months ended March 31, 2021, Operating expenses for the three months ended March 31, 2022 increased $8.5 million, or 23%. Compensation and benefits increased $6.6 million, or 30% with a $4.9 million increase in salary and benefits due to increased headcount, a $1.8 million increase in commissions driven by higher origination volumes and a $1.0 million increase in severance expense. Incentive compensation declined $0.8 million primarily due to a $1.2 million decline in the fair value of cash-settled share-based awards associated with the decrease in our common stock price during the quarter. Originations average headcount increased 53% as compared to the three months ended March 31, 2021, reflecting an increase in loan production levels and the integration of the TCB correspondent lending resources in the second half of 2021. The offshore-to-total average headcount ratio for Originations increased from 33% for the three months ended March 31, 2021 to 44% for the three months ended March 31, 2022. Other operating expenses increased $1.9 million primarily due to increased volume and Originations business expansion, including a $1.2 million increase in advertising expense mostly attributed to Reverse Originations. The increase in Origination expense and Technology and communications is mostly offset by a decrease in Professional services, explained by outsourced surge resources utilized during the first quarter of 2021 to support higher production volumes.
Certain other operating expenses are variable, and as a result, as origination volume increased or decreased so did the related expenses. Examples include credit reports, appraisals, settlement fees, and tax service fees recorded in Origination expenses or certain outsourced services including surge resources recorded in Professional services.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The decrease in interest income and interest expense during the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 is primarily the result of the decrease in the average held for sale loan and warehouse debt balances due to lower loan production volumes. As compared to the three months ended March 31, 2021, interest income and interest expense increased primarily as a result of the increase in the average held for sale loan and warehouse debt balances due to increased loan production volumes.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment based on relative financing requirements. Effective in the first quarter of 2022, we no longer allocate the OFC Senior Secured Notes and related interest expense to the Servicing and Originations segments. Accordingly, the financing cost of the Servicing and Originations segments reflects and is consistent with the financing structure of the licensed entity PMC that carries out these businesses and does not depend on the financing structure strategy of its parent, as a holding company. Interest expense allocated to the Servicing and Originations segments for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 is $10.2 million, $9.5 million and $1.5 million, respectively.
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
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 60% quota share of premiums and all related losses incurred by the third-party insurer, effective March 2021, with a 50% quota through February 2021. The reinsurance agreement expires December 31, 2023, but may be terminated by either party at any time with six months advance written notice. The agreement will automatically renew for additional one-year terms unless either party provides 60 days advance written notice prior to renewal.
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2021	% Change
	March 31,	December 31,
	2022	2021
Revenue
Premiums (CRL)	$1.7	$1.8	(5)%	$1.2	35%
Other revenue	0.1	0.1	79	0.1	133
Total revenue	1.8	1.8	(2)	1.3	40

Operating expenses
Compensation and benefits	10.5	25.7	(59)	21.3	(51)
Professional services	3.6	10.7	(66)	7.0	(49)
Technology and communications	5.9	5.0	18	5.7	2
Occupancy and equipment	0.6	0.9	(31)	0.9	(28)
Servicing and origination	(0.2)	—	n/m	0.2	(167)
Other expenses	2.5	2.5	(1)	1.2	104
Total operating expenses before corporate overhead allocations	22.9	44.8	(49)	36.4	(37)
Corporate overhead allocations
Servicing segment	(11.1)	(11.2)	(1)	(12.2)	(9)
Originations segment	(5.3)	(5.2)	1	(5.0)	4
Total operating expenses	6.5	28.3	(77)	19.1	(66)

Other income (expense), net
Interest income	0.1	0.1	(43)	0.1	(30)
Interest expense	(10.5)	(10.9)	(4)	(6.1)	73
Loss on extinguishment of debt	—	—	n/m	(15.5)	(100)
Other, net	0.5	0.4	23	(0.2)	(405)
Total other income (expense), net	(9.9)	(10.3)	(4)	(21.6)	(54)

Income (loss) before income taxes	$(14.6)	$(36.8)	(60)%	$(39.5)	(63)%
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for the three months ended March 31, 2022 declined $15.1 million, or 59%, as compared to the three months ended December 31, 2021 primarily as a result of a $14.9 million decrease in incentive compensation. The decrease in incentive compensation is mostly due to a $12.5 million decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price during the quarter. The decrease in incentive compensation is also due to annual incentive award adjustments recorded in the three months ended December 31, 2021. The average Corporate headcount declined 1% and the mix between onshore and offshore was mostly unchanged.
As compared to the three months ended March 31, 2021, Compensation and benefits expense for the three months ended March 31, 2022 decreased $10.8 million, or 51%, primarily as a result of an $8.7 million decrease in incentive compensation, and a $1.4 million decrease in salaries and benefit expense. The decline in incentive compensation is primarily due to a $7.4 million decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price during the quarter. The decline in salaries and benefit expense is driven by a 3% decline in average corporate headcount.
Professional Services
Professional services expense for the three months ended March 31, 2022 declined $7.1 million, or 66%, as compared to the three months ended December 31, 2021, primarily due to a $5.6 million decrease in legal expenses and a $1.5 million decrease in other professional fees. The net decrease in legal expenses is largely due to the $4.8 million recovery in the first quarter of 2022 of a litigation matter and a reduction in expenses related to other legal matters. The decrease in other professional fees is primarily due to a higher utilization of professional services in the fourth quarter of 2021, including consulting services related to corporate strategy and business initiatives.
As compared to the three months ended March 31, 2021, Professional services expense for the three months ended March 31, 2022 declined $3.4 million, or 49%, primarily due to a $4.0 million decrease in legal expenses due to the $4.8 million recovery in the first quarter of 2022 of a litigation matter, partially offset by an increase in expenses related to other legal matters.
Other Income (Expense)
Interest expense remained flat for the three months ended March 31, 2022 as compared to three months ended December 31, 2021. The debt balance of the Corporate segment is mostly the OFC Senior Secured Notes issued by Ocwen (parent company) as the PMC Senior Secured Notes are largely allocated to the Originations and Servicing segments.
As compared to the three months ended March 31, 2021, interest expense for the three months ended March 31, 2022 increased $4.5 million, or 73%. The increase is primarily driven by a higher cost of corporate debt that is mostly due to the OFC senior secured notes issued on March 4, 2021 and May 3, 2021. The notes were issued to Oaktree together with warrants that resulted in an additional discount, the accretion of which is reported as interest expense.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with our lenders and as a result, renew, replace or extend our debt agreements to the extent necessary to finance our operations. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information. We actively monitor and, during the three months ended March 31, 2022, we have adjusted our borrowing capacity on our various collateralized debt agreements to align with our financing needs and to optimize our financing costs.

A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows at the dates indicated:

	March 31, 2022			December 31, 2021
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$565.0	$67.7	$—	$595.0	$82.7	$—
Mortgage loan warehouse facilities	1,860.3	174.5	726.7	2,119.3	240.3	794.0
MSR financing facilities	810.0	75.6	45.1	785.0	40.4	18.3
Total	$3,235.3	$317.8	$771.8	$3,499.3	$363.4	$812.3
Total Capacity increase (decrease)	$(264.0)	$(45.6)	$(40.5)	(8)%	(13)%	(5)%
Advance facilities	$(30.0)	$(15.0)	$—	(5)%	(18)%	—%
Mortgage loan warehouse facilities	$(259.0)	$(65.8)	$(67.3)	(12)%	(27)%	(8)%
MSR financing facilities	$25.0	$35.2	$26.8	3%	87%	146%
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
Our total borrowing capacity decreased by approximately $264.0 million (or 8%) in the three months ended March 31, 2022, mostly driven by a $259.0 million (12%) decrease in our mortgage loan warehouse capacity due to lower loan production. Offsetting this decrease, we increased the capacity of our MSR financing facilities by $25.0 million to fund our MSR portfolio. At March 31, 2022, $1.6 million of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at March 31, 2022 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral.
We may utilize committed borrowing capacity under our mortgage warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At March 31, 2022, we had $5.4 million committed borrowing capacity under our mortgage loan warehouse facilities and $40.4 million committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At March 31, 2022, our unrestricted cash position was $268.7 million compared to $192.8 million at December 31, 2021. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
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
•Investing in our servicing and originations businesses, including MSRs, other asset acquisitions and MAV Canopy equity contributions;
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.7 billion at March 31, 2022. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2022, we funded $56.4 million out of the $1.5 billion borrowing capacity available as of December 31, 2021. We also had short-term commitments to lend $569.8 million and $47.8 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2022. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases), or when they become inactive (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments). Our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of March 31, 2022, we have approximately $1.9 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $959.1 million of borrowings under forward and reverse mortgage warehouse facilities, $497.3 million of notes under advance financing facilities that will enter their respective amortization periods, $412.2 million outstanding under Agency and Ginnie Mae MSR financing facilities maturing in the next 12 months and $19.4 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. While our investment in MAV Canopy exposes us to additional capital contributions, the relationship may provide PMC with an additional means to finance MSRs and maintain liquidity while maintaining servicing volume. With the launch of MAV and our relationships with other clients, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in the sale of MSRs while we would perform subservicing for the sold portfolio.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $125.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements. At March 31, 2022, we held unrestricted cash in excess of this minimum amount.
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
Our cash flows are summarized as follows:

$ in millions	For the Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$186	$(130)
Net cash provided by (used in) investing activities	(34)	(53)
Net cash provided by (used in) financing activities	(71)	162
Net increase (decrease) in cash, cash equivalents and restricted cash	$82	$(21)
Cash, cash equivalents and restricted cash at end of period	$345	$336

Cash flows for the three months ended March 31, 2022
Our operating activities provided $186.1 million of cash with net cash received on loans held for sale of $128.3 million for the three months ended March 31, 2022 due to lower forward loan production volumes. In addition, net collections of servicing advances were $27.3 million, mostly P&I advances.
Our investing activities used $33.7 million of cash. The primary uses of cash in our investing activities include $101.3 million net cash outflows in connection with our HECM reverse mortgages and $64.3 million to purchase MSRs. Offsetting cash inflows include $134.3 million proceeds from the sale of MSRs to an unrelated third party. Capital distributions of $16.9 million received from our equity method investee MAV Canopy were offset by $16.5 million of capital contributions.
Our financing activities used $70.9 million of cash. Cash outflows include $132.8 million net repayments of borrowings under our mortgage warehouse and MSR financing facilities due to the decline in loans held for sale, $15.0 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $28.3 million of net payments on the financing liabilities related to MSRs transferred due to runoff. Cash inflows include $583.9 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $517.4 million, and $39.8 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV.
Cash flows for the three months ended March 31, 2021
Our operating activities used $130.3 million of cash largely due to the growth of our Originations new production with net cash paid on loans held for sale of $154.5 million for the three months ended March 31, 2021, partially offset by $38.7 million of net collections of servicing advances, mostly P&I advances.
Our investing activities used $52.8 million of cash. The primary uses of cash in our investing activities include $41.6 million to purchase MSRs and net cash outflows in connection with our HECM reverse mortgages of $11.6 million.
Our financing activities provided $162.3 million of cash. Cash inflows include $572.9 million from the issuance of the PMC Senior Secured Notes and the OFC Senior Secured Notes and warrants, $287.8 million received in connection with our reverse mortgage securitizations, offset by repayments on the related financing liability of $311.6 million, and a $177.2 million net increase in borrowings under our mortgage warehouse and MSR financing facilities. Cash outflows include $319.2 million to repay our 6.375% senior unsecured notes and 8.375% senior secured notes, $188.7 million repayment of the SSTL, $30.9 million of net repayments on advance match funded liabilities and $17.6 million of net payments on the financing liabilities related to MSRs pledged. In addition, we paid debt issuance costs of $6.8 million in connection with the issuance of the PMC Senior Secured Notes and OFC Senior Secured Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events based on information available at the date of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have processes in place to monitor these judgments and assumptions, and management is required to review critical accounting policies and estimates with the Audit Committee of the Board of Directors. The following is a summary of certain accounting policies and estimates involving significant judgments. Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” There have not been any material changes to our critical accounting policies and estimates as disclosed in the Annual Report on Form 10-K.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. As of March 31, 2022, 86% of our assets and 68% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. Refer to Note 3 – Fair Value to the Unaudited Consolidated Financial Statements and Note 3 — Fair Value to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, significant assumptions utilized, and sensitivity analyses. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value and classify instruments as Level 3 when the valuation technique requires significant unobservable inputs or assumptions. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See Part I., Item 3. Quantitative and Qualitative Disclosures about Market Risk for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale carried at fair value as well as any related derivatives at March 31, 2022, given hypothetical instantaneous parallel shifts in the yield curve.
Valuation of Reverse Mortgage Loans Held for Investment
Reverse mortgage loans are insured by the FHA and transferred into Ginnie Mae guaranteed securities (or HMBS) that we sell into the secondary market. Loan transfers in these Ginnie Mae securitizations do not qualify for sale accounting and are recorded as secured borrowings. We record both loans held for investment and the corresponding HMBS borrowings at fair value. Our net exposure to reverse mortgages and the HMBS-related borrowings is limited to the residual value we retain, including future draw commitments. Changes in the fair value of the loans held for investment are largely offset by changes in the value of the related secured financing. As of March 31, 2022, we reported $7.2 billion securitized loans held for investment at fair value and $7.1 billion HMBS-related borrowings at fair value, with a residual, net asset value of $83.2 million. During the three months ended March 31, 2022, we recorded a net $11.9 million loss on change in fair value of securitized loans held for investment and HMBS-related borrowings reported in Reverse mortgage revenue, net in our Servicing segment.
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
Valuation of MSRs and Pledged MSR Liabilities
We originate MSRs from our lending activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs, bulk purchases, asset acquisitions or business combinations. We account for MSRs and pledged MSR liabilities at fair value. As of March 31, 2022, we reported a $2.3 billion fair value of MSRs. During the three months ended March 31, 2022, we recorded a $203.5 million fair value gain on the revaluation of our MSRs and $55.5 million fair value loss on the revaluation of our pledged MSR liabilities.
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
Allowance for Losses on Servicing Advances and Receivables
Advances are generally fully reimbursed under the terms of servicing agreements. However, servicing advances may include claimable (with investors) but non-recoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. We record an allowance for losses on servicing advances to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At March 31, 2022, the allowance for losses on servicing advances was $6.9 million, which represented 0.9% of total servicing advances. During the three months ended March 31, 2022, we recorded a $1.8 million provision expense for losses on servicing advances.
We record an allowance for losses on receivables in our Servicing business, including related to defaulted FHA or VA insured loans repurchased from Ginnie Mae guaranteed securitizations. This allowance is based upon continuing assessments of collectability, historical loss experience, current conditions and reasonable and supportable forecasts. At March 31, 2022, the allowance for losses on receivables related to government-insured claims was $40.8 million, which represents 28% of total government-insured claims receivables. During the three months ended March 31, 2022, we recorded a $2.2 million provision expense on receivables related to government-insured claims.
Determining an allowance for losses involves management judgment and assumptions that, given similar information at any given point, may result in a different but reasonable estimate.
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon sale or liquidation of a repurchased loan as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. As of March 31, 2022, we have recorded a liability for representation and warranty obligations, and similar indemnification obligations of $44.4 million. During the three months ended March 31, 2022, we recorded a $3.6 million provision expense for indemnification. See Note 21 – Contingencies to the Unaudited Consolidated Financial Statements for additional information.
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change. During the three months ended March 31, 2022, we recorded a $2.7 million net release of our provision for loss contingencies due to the $4.8 million recovery in the first quarter of 2022 of a litigation matter. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $46.0 million as of March 31, 2022. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded as of March 31, 2022.
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
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in millions unless otherwise indicated)
Interest Rates
Our principal market risk exposure is the impact of interest rate changes on our mortgage-related assets and commitments, including MSRs, loans held for sale, loans held for investment, IRLCs and other derivative instruments. In addition, changes in interest rates could materially and adversely affect the amount of escrow and float income, the volume of mortgage loan originations or result in MSR fair value changes. We also have exposure to the effects of changes in interest rates on our floating-rate borrowings, including MSR and advance financing facilities.
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

Under the MSR hedging strategy at December 31, 2021, the interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with NRZ and MAV (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (Reverse).
Our MSR policy’s objective is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement, is subject to lower and upper thresholds, as modeled, of 40% and 60%, respectively in order to preserve liquidity and optimize asset returns. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the 40-60% coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
Effective October 2021, we refined the scope of the hedge policy to allow for MSRs subject to LOI to be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions.
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at March 31, 2022. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at March 31, 2022	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding NRZ and MAV)	$1,435.2	$(38.9)	$34.6

Asset value of securitized HECM loans, net of HMBS-related borrowing	83.2	4.1	(4.1)
MSR hedging derivative instruments	$(9.4)	8.2	(5.1)
Total hedge position		$12.3	$(9.2)
Hypothetical hedge coverage ratio (2)		32%	27%

Hypothetical residual exposure to changes in interest rates		$(26.6)	$25.4
(1)The baseline for the hypothetical change in fair value is based on a 10-year Treasury Rate of 2.32% at March 31, 2022.
(2)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 60 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 5 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The pipeline hedging strategy’s objective is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 15% or +/- $15 million. During the fourth quarter 2021, the daily limit was revised to +/-5.0% or +/- $5.0 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements. Reverse pipeline is hedged under the same principles as described below, for unsecuritized loans held for investment.
During the first quarter of 2022, management started hedging Ginnie Mae EBO loans purchased out of securitizations for modification and reperformance with TBAs to manage the market risk (price impact) due to increasing interest rates while these loans await redelivery.
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

	March 31, 2022		December 31, 2021
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$232.1	$232.1	$136.7	$136.7
Loans held for sale, at fair value	716.0	716.0	917.5	917.5
Loans held for sale, at lower of cost or fair value (2)	9.0	9.0	11.0	11.0
Loans held for investment, at fair value	7,451.6	7,451.6	7,199.8	7,199.8
Debt service accounts and time deposits	13.7	13.7	10.6	10.6
Total rate-sensitive assets	$8,422.4	$8,422.4	$8,275.5	$8,275.5

Rate-Sensitive Liabilities (3):
Advance match funded liabilities	$497.3	$495.9	$512.3	$512.0
HMBS-related borrowings, at fair value	7,118.8	7,118.8	6,885.0	6,885.0
Mortgage loan warehouse facilities	959.1	959.1	1,085.1	1,085.1
MSR financing facilities, net (4)	894.0	870.5	901.7	873.8
Senior notes (4)	685.0	610.8	685.0	674.9
Total rate-sensitive liabilities	$10,154.3	$10,055.2	$10,069.1	$10,030.8

	March 31, 2022		December 31, 2021
	Notional Balance	Fair Value (1)	Notional Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$617.5	$5.7	$1,085.3	$18.1
Forward sales of reverse loans	201.0	—	175.0	0.4
Interest rate swap futures	—	—	792.5	1.7
TBA forward MBS trades	1,197.0	(3.9)	1,782.0	(0.2)
Interest rate option contracts	2,100.0	(4.7)	575.0	(0.3)
Derivatives, net	$4,115.5	$(2.9)	$4,409.8	$19.7
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2022, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2022 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$4.1	$(4.1)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	10.8	(11.8)
Derivative instruments	(2.9)	6.6
Total MSRs - Agency and non-Agency (1)	(38.9)	34.7
Interest rate lock commitments (2)	(0.7)	0.9
Total, net	$(27.7)	$26.2
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ and MAV financing liabilities, which are recorded in Pledged MSR liability expense.
(2)Forward mortgage loans only.
The decrease in our net sensitivity from December 31, 2021 to March 31, 2022 (from approximately $35 - $39 million to $26 - $28 million for a 25 basis point parallel shift in the yield curve) is primarily driven by the effect of the increase in interest rates on the MSR portfolio (due to convexity), the sale of an MSR portfolio and the change in our hedging instruments in the first quarter of 2022.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on March 31, 2022 balances, if interest rates were to increase by 1% on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $12.2 million resulting from an increase of $23.8 million in annual interest income and an increase of $11.6 million in annual interest expense.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2022.
Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2022 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 19 – Regulatory Requirements and Note 21 – Contingencies to the Unaudited Consolidated Financial Statements. That information is incorporated into this item by reference.
ITEM 1A.    RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2021. Understanding these risks is important to understanding any statement in such reports and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Included as Exhibit 101).
(1)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the period ended September 30, 2020 filed on November 3, 2020.
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

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 5, 2022