Form 10-Q
period 2022-06-30
OCWEN FINANCIAL CORP
filed 2022-08-04
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 29, 2022: 8,698,688 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 and the following:
•the potential for ongoing disruption in the financial markets and in commercial activity generally related to changes in monetary and fiscal policy, international events including the conflict in Ukraine and other sources of instability;
•the impacts of inflation, employment disruption, and other financial difficulties facing our borrowers;
•our ability to timely reduce operating costs, or generate offsetting revenue, in proportion to the recent industry-wide decrease in originations activity and the impact of cost-reduction initiatives on our business and operations;
•the amount of shares of common stock that we repurchase pursuant to our announced stock repurchase authorization, the timing of such repurchases, and the long-term impact, if any, on the trading price of our stock;
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
•uncertainty related to our long-term relationship with Rithm Capital Corp. (formerly New Residential Investment Corp. and referenced throughout as NRZ), our largest servicing client;
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
•uncertainty related to the GSEs substantially curtailing or ceasing to purchase our conforming loan originations or the Federal Housing Administration (FHA) of the HUD, Department of Veterans Affairs (VA) or United States Department of Agriculture (USDA) ceasing to provide insurance;
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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$255,885	$192,792
Restricted cash ($9,032 and $9,759 related to variable interest entities (VIEs))	66,690	70,654
Mortgage servicing rights (MSRs), at fair value	2,485,679	2,250,147
Advances, net ($550,978 and $587,059 related to VIEs)	647,167	772,433
Loans held for sale ($683,140 and $917,534 carried at fair value) ($127,138 and $462,144 related to VIEs)	687,465	928,527
Loans held for investment, at fair value ($7,289 and $7,879 related to VIEs)	7,383,817	7,207,641
Receivables, net	178,480	180,707
Investment in equity method investee	38,821	23,297
Premises and equipment, net	19,200	13,674
Other assets ($13,899 and $21,886 carried at fair value) ($465 and $1,530 related to VIEs)	344,486	507,250
Total assets	$12,107,690	$12,147,123

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,155,251	$6,885,022
Other financing liabilities, at fair value ($355,530 and $238,144 due to related party) ($7,289 and $7,879 related to VIEs )	913,627	804,963
Advance match funded liabilities ($475,487 and $512,297 related to VIEs)	476,978	512,297
Mortgage loan warehouse facilities	779,270	1,085,076
MSR financing facilities, net	987,712	900,760
Senior notes, net ($226,165 and $222,242 due to related party)	594,889	614,797
Other liabilities ($9,646 and $3,080 carried at fair value)	656,048	867,514
Total liabilities	11,563,775	11,670,429

Commitments and Contingencies (Notes 21 and 22)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 9,189,005 and 9,208,312 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	92	92
Additional paid-in capital	591,132	592,572
Accumulated deficit	(45,168)	(113,604)
Accumulated other comprehensive loss, net of income taxes	(2,141)	(2,366)
Total stockholders’ equity	543,915	476,694
Total liabilities and stockholders’ equity	$12,107,690	$12,147,123

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Servicing and subservicing fees	$215,131	$184,441	$427,754	$356,179
Reverse mortgage revenue, net	(2,616)	29,301	10,494	51,127
Gain (loss) on loans held for sale, net	940	42,713	(2,266)	48,434
Other revenue, net	8,704	8,990	17,740	17,299
Total revenue	222,159	265,445	453,722	473,039

MSR valuation adjustments, net	33,198	(72,450)	95,830	(51,242)

Operating expenses
Compensation and benefits	83,879	72,172	151,882	140,453
Servicing and origination	19,099	26,642	33,266	54,112
Technology and communications	14,691	13,170	29,603	26,313
Professional services	8,686	25,544	20,853	42,866
Occupancy and equipment	9,658	7,885	19,725	16,737
Other expenses	8,358	4,395	16,060	8,956
Total operating expenses	144,371	149,808	271,389	289,437

Other income (expense)
Interest income	9,746	4,188	16,858	8,124
Interest expense ($10,487, $8,748, $20,883 and $11,114 on amounts due to related party)	(37,861)	(33,516)	(75,736)	(61,968)
Pledged MSR liability expense ($20,843, $—, $75,356, and $— on amounts due to related party)	(74,083)	(39,810)	(160,980)	(77,660)
Earnings of equity method investee	3,932	350	15,935	350
Gain (loss) on extinguishment of debt	947	—	914	(15,458)
Other, net	(4,237)	3,364	(4,399)	3,654
Total other income (expense), net	(101,556)	(65,424)	(207,408)	(142,958)

Income (loss) before income taxes	9,430	(22,237)	70,755	(10,598)
Income tax expense (benefit)	(924)	(11,915)	2,319	(8,819)
Net income (loss)	$10,354	$(10,322)	$68,436	$(1,779)

Earnings (loss) per share
Basic	$1.12	$(1.15)	$7.41	$(0.20)
Diluted	$1.11	$(1.15)	$7.19	$(0.20)

Weighted average common shares outstanding
Basic	9,257,089	8,999,544	9,236,221	8,844,637
Diluted	9,366,606	8,999,544	9,514,202	8,844,637

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$10,354	$(10,322)	$68,436	$(1,779)

Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	91	(367)	182	(733)
Other	19	22	43	45
Comprehensive income (loss)	$10,464	$(10,667)	$68,661	$(2,467)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at March 31, 2022	9,243,658	$92	$591,811	$(55,522)	$(2,251)	$534,130
Net income	—	—	—	10,354	—	10,354
Repurchase of common stock	(84,087)	(1)	(2,261)	—	—	(2,262)
Equity-based compensation and other	29,434	1	1,582	—	—	1,583
Other comprehensive income, net of income taxes	—	—	—	—	110	110
Balance at June 30, 2022	9,189,005	$92	$591,132	$(45,168)	$(2,141)	$543,915

Balance at March 31, 2021	8,701,530	$87	$572,500	$(123,139)	$(9,438)	$440,010
Net loss	—	—	—	(10,322)	—	(10,322)
Issuance of common stock	426,705	4	12,165	—	—	12,169
Issuance of common stock warrants, net of issuance costs	—	—	4,203	—	—	4,203
Equity-based compensation and other	60,795	1	1,384	—	—	1,385
Other comprehensive loss, net of income taxes	—	—	—	—	(345)	(345)
Balance at June 30, 2021	9,189,030	$92	$590,252	$(133,461)	$(9,783)	$447,100

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
	Shares	Amount

Balance at December 31, 2021	9,208,312	$92	$592,572	$(113,604)	$(2,366)	$476,694
Net income	—	—	—	68,436	—	68,436
Repurchase of common stock	(84,087)	(1)	(2,261)	—	—	(2,262)
Equity-based compensation and other	64,780	1	821	—	—	822
Other comprehensive income, net of income taxes	—	—	—	—	225	225
Balance at June 30, 2022	9,189,005	$92	$591,132	$(45,168)	$(2,141)	$543,915

Balance at December 31, 2020	8,687,750	$87	$556,062	$(131,682)	$(9,095)	$415,372
Net loss	—	—	—	(1,779)	—	(1,779)
Issuance of common stock	426,705	4	12,165	—	—	12,169
Issuance of common stock warrants, net of issuance costs	—	—	19,956	—	—	19,956
Equity-based compensation and other	74,575	1	2,069	—	—	2,070
Other comprehensive income, net of income taxes	—	—	—	—	(688)	(688)
Balance at June 30, 2021	9,189,030	$92	$590,252	$(133,461)	$(9,783)	$447,100

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$68,436	$(1,779)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	(95,830)	51,242
Loss on sale of MSRs, net	239	41
Provision for bad debts	9,822	11,522
Depreciation	5,169	5,066
Amortization of debt issuance costs and discount	5,082	3,232
Amortization of intangibles	2,125	—
Equity-based compensation expense	1,288	2,260
Loss (gain) on extinguishment of debt	(914)	15,458
Loss on valuation of Pledged MSR financing liability	95,330	9,944
Net loss (gain) on valuation of loans held for investment and HMBS-related borrowings	16,180	(18,505)
Earnings of equity method investee	(15,935)	(350)
Loss (gain) on loans held for sale, net	2,266	(48,434)
Origination and purchase of loans held for sale	(8,154,599)	(6,620,727)
Proceeds from sale and collections of loans held for sale	8,275,230	6,287,238
Changes in assets and liabilities:
Decrease in advances, net	105,932	56,461
Decrease in receivables and other assets, net	62,810	44,368
Decrease in other liabilities	(84,223)	(9,034)
Other, net	466	(4,240)
Net cash provided by (used in) operating activities	298,874	(216,237)

Cash flows from investing activities
Origination of loans held for investment	(1,144,856)	(720,442)
Principal payments received on loans held for investment	995,711	722,099
Acquisition of loans held for investment, net	(3,634)	—
Acquisition of reverse mortgage subservicing agreements	(6,906)	—
Purchase of MSRs	(103,473)	(712,578)
Proceeds from sale of MSRs	134,465	—
Proceeds from sale of advances	754	—
Additions to premises and equipment	(2,152)	(831)
Purchase of real estate	(197)	(5,098)
Proceeds from sale of real estate	4,402	5,190
Proceeds from sale of premises and equipment	135	—
Investment in equity method investee	(16,500)	(11,528)
Distribution of capital from equity method investee	16,875	—
Other, net	30	692
Net cash used in investing activities	(125,346)	(722,496)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	(35,319)	(51,106)
Repayment of other financing liabilities	(57,608)	(39,616)
Proceeds from (repayment of) mortgage loan warehouse facilities, net	(305,806)	321,639
Proceeds from MSR financing facilities	277,688	630,003
Repayment of MSR financing facilities	(188,929)	(53,509)
Repurchase and repayment of Senior notes	(23,625)	(319,156)
Proceeds from issuance of Senior notes and warrants	—	647,944
Repayment of senior secured term loan (SSTL) borrowings	—	(188,700)
Payment of debt issuance costs	(1,164)	(16,032)
Proceeds from sale of MSRs accounted for as secured financing	66,237	—
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	1,149,876	667,480
Repayment of HMBS-related borrowings	(993,487)	(715,332)
Issuance of common stock	—	9,878
Repurchase of common stock	(2,262)	—
Other, net	—	(525)
Net cash provided by (used in) financing activities	(114,399)	892,968

Net increase (decrease) in cash, cash equivalents and restricted cash	59,129	(45,765)
Cash, cash equivalents and restricted cash at beginning of year	263,446	357,265
Cash, cash equivalents and restricted cash at end of period	$322,575	$311,500

Supplemental non-cash investing and financing activities:

Loans held for investment acquired at fair value	$224,052	$—
HMBS-related borrowings assumed at fair value	(219,509)	—
Holdback	(909)	—
Net cash paid to acquire loans held for investment	$3,634	$—

Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$8,583	$3,204
Lease liability	8,583	3,204
Transfers of loans held for sale to real estate owned (REO)	381	4,090

Supplemental information - Sale and deconsolidation of subsidiary
Cash proceeds received	$—	$4,409
Equity / cash balance held by subsidiary upon sale	—	(5,250)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$255,885	$243,582
Restricted cash and equivalents:
Debt service accounts	13,605	15,643
Other restricted cash	53,085	52,275
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$322,575	$311,500
The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Dollars in thousands, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, OFC, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, clients, investors and others through its primary operating subsidiary, PHH Mortgage Corporation (PMC). We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
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
We source our servicing portfolio through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency or GSE) loans and government-insured (Federal Housing Administration (FHA), Department of Veterans Affairs (VA) or United States Department of Agriculture (USDA)) forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate and purchase Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae.
We had a total of approximately 5,600 employees at June 30, 2022 of which approximately 3,400 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions. Of our foreign-based employees, approximately 72% were engaged in supporting our loan servicing operations as of June 30, 2022.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
This standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by the phase-out of certain tenors of the London Inter-bank Offered Rate (LIBOR) by the end of 2021 (or June 30, 2023 for U.S. dollar LIBOR of certain tenors). This guidance is effective upon issuance in March 2020 through December 31, 2022 and allows for retrospective application to contract modifications as early as January 1, 2020. We elected to retrospectively adopt this ASU as of January 1, 2020 which resulted in no immediate impact on our consolidated financial statements. Although we do not have any hedge accounting relationships, many of our debt facilities and loan agreements incorporate LIBOR as the referenced interest rate. Some of these facilities and loan agreements either matured prior to June 30, 2022 or have terms in place that provide for an alternative to LIBOR upon its phase-out.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds received from securitizations	$4,109,553	$3,147,912	$7,697,825	$6,396,831
Servicing fees collected (1)	23,908	14,350	45,577	27,528
Purchases of previously transferred assets, net of claims reimbursed	(4,794)	(6,780)	(6,824)	(10,019)
	$4,128,667	$3,155,482	$7,736,578	$6,414,340
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $60.2 million and $106.0 million during the three and six months ended June 30, 2022, respectively, and $35.8 million and $70.1 million during the three and six months ended June 30, 2021, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA, VA or USDA through Ginnie Mae.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	June 30, 2022	December 31, 2021
Carrying value of assets
MSRs, at fair value	$415,869	$360,830
Advances	67,499	151,166
UPB of loans transferred (1)	30,276,506	31,864,769
Maximum exposure to loss (2)	$30,759,874	$32,376,765
(1)Includes $5.8 billion and $5.6 billion of loans delivered to Ginnie Mae as of June 30, 2022 and December 31, 2021, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss does not take into consideration any recourse available to us, including from the underlying collateral or from correspondent sellers. Also, refer to Loan Put-Back and Related Contingencies in Note 22 – Contingencies,

At June 30, 2022 and December 31, 2021, 2.5% and 3.6%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.5% and 12.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
The table below presents the carrying value and classification of the assets and liabilities of the loans held for sale financing facility:

	June 30, 2022	December 31, 2021
Mortgage loans (Loans held for sale, at fair value)	$127,138	$462,144
Outstanding borrowings (Mortgage loan warehouse facilities)	126,098	459,344
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
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	June 30, 2022	December 31, 2021
Match funded advances (Advances, net)	$550,978	$587,059
Debt service accounts (Restricted cash)	6,931	7,687
Unamortized deferred lender fees (Other assets)	288	1,305
Prepaid interest (Other assets)	177	225
Advance match funded liabilities	475,487	512,297
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

The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	June 30, 2022	December 31, 2021
MSRs pledged (MSRs, at fair value)	$655,389	$630,605
Unamortized deferred lender fees (Other assets)	2,250	1,495
Debt service account (Restricted cash)	102	104
Outstanding borrowings (MSR financing facilities, net)	389,037	317,523
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
We determined that PLS Issuer is a VIE for which we are the primary beneficiary. Therefore, we have included PLS Issuer in our consolidated financial statements. We have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance given that we are the servicer of the MSRs that result in cash flows to PLS Issuer. In addition, PMC has designed PLS Issuer at inception to facilitate the funding of PMC’s MSRs. In return for the participation interests, PMC received the proceeds from issuance of the PLS Notes. PMC is the sole member of PLS Issuer, thus PMC has the obligation to absorb the losses of the VIE that could be potentially significant to the VIE.
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	June 30, 2022	December 31, 2021
MSRs pledged (MSRs, at fair value)	$114,600	$99,833
Debt service account (Restricted cash)	1,999	1,968
Outstanding borrowings (MSR financing facilities, net)	67,131	41,663
Unamortized debt issuance costs (MSR financing facilities, net)	951	413

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		June 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$683,140	$683,140	$917,534	$917,534
Loans held for sale, at lower of cost or fair value (b)	3	4,325	4,325	10,993	10,993
Total Loans held for sale		$687,465	$687,465	$928,527	$928,527

		June 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$7,376,528	$7,376,528	$7,199,762	$7,199,762
Loans held for investment - Restricted for securitization investors (a)	3	7,289	7,289	7,879	7,879
Total loans held for investment		$7,383,817	$7,383,817	$7,207,641	$7,207,641

Advances, net (c)	3	$647,167	$647,167	$772,433	$772,433
Receivables, net (c)	3	178,480	178,480	180,707	180,707
Mortgage-backed securities (a)	3	—	—	1	1
Corporate bonds (a)	2	211	211	211	211

Financial liabilities:
Advance match funded liabilities (c)	3	$476,978	$471,357	$512,297	$511,994
Financing liabilities:
HMBS-related borrowings (a)	3	$7,155,251	$7,155,251	$6,885,022	$6,885,022
Other financing liabilities
Financing liability -Transferred MSR liability (a)	3	$906,338	$906,338	$797,084	$797,084
Financing liability - Owed to securitization investors (a)	3	7,289	7,289	7,879	7,879
Total Other financing liabilities		$913,627	$913,627	$804,963	$804,963

Mortgage loan warehouse facilities (c)	3	779,270	779,270	1,085,076	1,085,076
MSR financing facilities (c) (d)	3	987,712	965,069	900,760	873,820
Senior notes:
PMC Senior secured notes due 2026 (c) (d)	2	$368,724	$333,124	$392,555	$413,472
OFC Senior secured notes due 2027 (c) (d)	3	226,165	223,800	222,242	261,455
Total Senior notes		$594,889	$556,924	$614,797	$674,927

Derivative financial instrument assets (liabilities)
Interest rate lock commitments (IRLCs) (a)	3	$5,746	$5,746	$18,085	$18,085
Forward trades - Loans held for sale (a)	1	565	565	364	364
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	(4,058)	(4,058)	(240)	(240)
Interest rate swap futures (a)	1	742	742	1,734	1,734
Option contracts (a)	2	1,179	1,179	(277)	(277)
Other (a)	3	(133)	(133)	(1,070)	(1,070)

MSRs (a)	3	$2,485,679	$2,485,679	$2,250,147	$2,250,147
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 13 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $41.4 million and $220.9 million at June 30, 2022 and December 31, 2021, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	IRLCs
Three months ended June 30, 2022
Beginning balance	$7,722	$(7,722)	$230,443	$5,673
Purchases, issuances, sales and settlements
Purchases	—	—	57,542	—
Issuances (1)	—	—	—	82,228
Sales	—	—	(243,810)	—
Settlements	(433)	433	—	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	3,642
Receivables, net	—	—	(1,655)	—
	(433)	433	(187,923)	85,870
Change in fair value included in earnings (1)	—	—	(1,157)	(85,797)
Ending balance	$7,289	$(7,289)	$41,363	$5,746

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended June 30, 2021
Beginning balance	$8,820	$(8,820)	$71,367	$1,613	$14,589
Purchases, issuances, sales and settlements
Purchases	—	—	107,206	—	—
Issuances (1)	—	—	—	—	127,386
Sales	—	—	(38,167)	—	—
Settlements	(140)	140	—	—	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	—	(113,822)
Other assets	—	—	(281)	—	—
Receivables, net	—	—	(555)	—	—
	(140)	140	68,203	—	13,564
Change in fair value included in earnings (1)	—	—	(728)	(6)	(10,716)
Ending balance	$8,680	$(8,680)	$138,842	$1,607	$17,437

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	IRLCs
Six Months Ended June 30, 2022
Beginning balance	$7,879	$(7,879)	$220,940	$18,085
Purchases, issuances, sales and settlements
Purchases	—	—	118,237	—
Issuances (1)	—	—	—	161,852
Sales	—	—	(291,612)	—
Settlements	(590)	590	—	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	(53,862)
Receivables, net	—	—	(1,770)	—
	(590)	590	(175,145)	107,990
Change in fair value included in earnings (1)	—	—	(4,432)	(120,329)
Ending balance	$7,289	$(7,289)	$41,363	$5,746

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-backed Securities	IRLCs
Six Months Ended June 30, 2021
Beginning balance	$9,770	$(9,770)	$51,072	$2,019	$22,706
Purchases, issuances, sales and settlements
Purchases	—	—	166,121	—	—
Issuances (1)	—	—	—	—	261,756
Sales	—	—	(71,056)	—	—
Settlements	(1,090)	1,090	—	—	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	—	(242,386)
Other assets	—	—	(377)	—	—
Receivables, net	—	—	(555)	—	—
	(1,090)	1,090	94,133	—	19,370
Change in fair value included in earnings (1)	—	—	(6,363)	(412)	(24,639)
Ending balance	$8,680	$(8,680)	$138,842	$1,607	$17,437
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $0.1 million and $(12.3) million for the three and six months ended June 30, 2022, respectively, and $2.9 million and $(5.3) million for the three and six months ended June 30, 2021, respectively. See Note 16 – Derivative Financial Instruments and Hedging Activities.
A reconciliation from the beginning balances to the ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Pledged liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 - Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting, respectively.
During the six months ended June 30, 2022, there have been no changes to the methodologies that we use in estimating fair values or classifications under the valuation hierarchy as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The significant unobservable assumptions that we make to estimate the fair value of significant assets and liabilities classified as Level 3 and measured at fair value on a recurring or non-recurring basis are provided below.
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

Significant unobservable assumptions	June 30, 2022	December 31, 2021
Life in years
Range	1.1 to 9.5	1.0 to 8.2
Weighted average	5.2	5.7
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	11.9% to 47.0%	11.2% to 36.6%
Weighted average	17.3%	16.0%
Discount rate	4.2%	2.6%
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

Significant unobservable assumptions	June 30, 2022		December 31, 2021
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.9%	12.0%	8.5%	12.1%
Weighted average lifetime delinquency rate	1.1%	10.8%	1.2%	11.9%
Weighted average discount rate	8.5%	10.7%	8.5%	11.2%
Weighted average cost to service (in dollars)	$70	$199	$71	$205
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of June 30, 2022 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(58,012)	$(113,093)
Weighted average discount rate	(63,752)	(122,853)
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

Significant unobservable assumptions	June 30, 2022	December 31, 2021
Life in years
Range	1.1 to 9.5	1.0 to 8.2
Weighted average	5.2	5.7
Conditional prepayment rate
Range	11.9% to 47.0%	11.2% to 36.6%
Weighted average	17.3%	16.0%
Discount rate	4.2%	2.5%
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

Significant unobservable assumptions	June 30, 2022	December 31, 2021
Weighted average prepayment speed	10.2%	10.9%
Weighted average delinquency rate	7.4%	8.8%
Weighted average discount rate	10.0%	10.5%
Weighted average cost to service (in dollars)	$171	$182
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$716,024	$500,814	$917,534	$366,364
Originations and purchases	4,681,989	3,286,826	8,154,599	6,620,727
Proceeds from sales	(4,603,355)	(3,094,639)	(8,174,218)	(6,263,654)
Principal collections	(65,765)	(11,285)	(95,231)	(16,703)
Transfers from (to):
Loans held for investment, at fair value	16,492	777	19,630	1,678
Receivables, net	32,911	(8,893)	32,211	(17,526)
REO (Other assets)	(24)	(1,493)	(24)	(3,545)
Gain (loss) on sale of loans	(114,300)	(1,067)	(186,602)	(14,799)
Capitalization of advances on Ginnie Mae modifications	5,810	3,897	13,114	7,291
Increase (decrease) in fair value of loans	10,841	4,567	(1,429)	(689)
Other	2,517	1,362	3,556	1,722
Ending balance (1)	$683,140	$680,866	$683,140	$680,866
(1)At June 30, 2022 and 2021, the balances include $(5.7) million and $(7.4) million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance - before Valuation Allowance	$13,347	$22,471	$15,365	$27,652
Proceeds from sales	(4,824)	(1,827)	(5,160)	(6,667)
Principal collections	(393)	—	(621)	(214)
Transfers from (to):
Receivables, net	(89)	(492)	(1,192)	(716)
REO (Other assets)	—	(72)	(358)	(545)
Gain on sale of loans	—	125	4	514
Other	97	73	100	254
Ending balance - before Valuation Allowance	8,138	20,278	8,138	20,278

Beginning balance - Valuation Allowance	$(4,320)	$(5,462)	$(4,372)	$(6,180)
(Provision for) reversal of valuation allowance	109	277	38	980
Transfer to Liability for indemnification obligations (Other liabilities)	398	61	521	76
Ending balance - Valuation Allowance	(3,813)	(5,124)	(3,813)	(5,124)

Ending balance, net	$4,325	$15,154	$4,325	$15,154

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$60,162	$35,802	$105,965	$70,062
Gain (loss) on sale of forward mortgage loans (1)	(90,298)	(4,272)	(162,594)	(22,839)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)(2)	(10,262)	3,416	(9,664)	8,316
	(40,398)	34,946	(66,292)	55,539
Change in fair value of IRLCs	890	3,528	(11,167)	(5,090)
Change in fair value of loans held for sale	12,048	5,149	362	168
Gain (loss) on economic hedge instruments (3)	29,118	(188)	76,224	(188)
Other	(718)	(722)	(1,393)	(1,995)
	$940	$42,713	$(2,266)	$48,434
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Includes an $8.8 million loss during the three months ended June 30, 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program with an aggregated UPB of $299.7 million, net of the associated MSR fair value adjustment.
(3)Excludes gains (losses) of $0.1 million and $13.4 million during the three and six months ended June 30, 2022, respectively, and $(11.3) million and $24.1 million during the three and six months ended June 30, 2021, respectively, on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio. Refer to Note 19 – Business Segment Reporting.

Note 5 - Reverse Mortgages

	Three Months Ended June 30,
	2022		2021
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)
Beginning balance	$7,451,555	$(7,118,844)	$7,044,374	$(6,778,195)
Originations	524,618	—	393,707	—
Securitization of HECM loans accounted for as a financing	—	(565,977)	—	(379,650)
Additional proceeds from securitization of HECM loans and tails	—	(10,102)	—	(14,608)
Repayments (principal payments received)	(476,303)	476,108	(406,856)	403,770
Transfers to:
Loans held for sale, at fair value	(16,492)	—	(777)	—
Receivables, net	(36,933)	—	31	—
Other assets	—	—	(84)	—
Change in fair value included in earnings (3)	(69,917)	63,564	81,878	(55,228)
Ending balance	$7,376,528	$(7,155,251)	$7,112,273	$(6,823,911)
Securitized loans (pledged to HMBS-Related Borrowings)	$7,220,774	$(7,155,251)	$6,928,459	$(6,823,911)
Unsecuritized loans	155,754		183,814
Total	$7,376,528		$7,112,273

	Six Months Ended June 30,
	2022		2021
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)
Beginning balance	$7,199,762	$(6,885,022)	$6,997,127	$(6,772,711)
Originations	1,144,856	—	720,442	—
Securitization of HECM loans accounted for as a financing (incl. realized fair value changes)	—	(1,149,876)	—	(667,480)
Additional proceeds from securitization of HECM loans and tails	—	(22,299)	—	(27,173)
Acquisition (1)	211,258	(209,057)	—	—
Repayments (principal payments received)	(995,122)	993,487	(721,009)	715,332
Transfers to:
Loans held for sale, at fair value	(19,646)	—	(1,678)	—
Receivables, net	(49,395)	—	(85)	—
REO (Other assets)	(132)	—	(195)	—
Change in fair value (3)	(115,053)	117,516	117,671	(71,879)
Ending Balance	$7,376,528	$(7,155,251)	$7,112,273	$(6,823,911)
Securitized loans (pledged to HMBS-related borrowings)	$7,220,774	$(7,155,251)	$6,928,459	$(6,823,911)
Unsecuritized loans	155,754		183,814
Total	$7,376,528		$7,112,273
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

Reverse Mortgage Revenue, net	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain on new originations (1)	$12,674	$16,163	$33,343	$33,270
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(19,028)	10,487	(30,881)	12,522
Change in fair value included in earnings, net (2)	(6,354)	26,650	2,462	45,792
Loan fees and other	3,738	2,651	8,032	5,335
	$(2,616)	$29,301	$10,494	$51,127
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.
(2)See breakdown between loans held-for-investment and HMBS - related borrowings in the table above.

Note 6 – Advances

	June 30, 2022	December 31, 2021
Principal and interest	$212,656	$228,041
Taxes and insurance	294,269	381,025
Foreclosures, bankruptcy, REO and other	146,843	170,385
	653,768	779,451
Allowance for losses	(6,601)	(7,018)
Advances, net	$647,167	$772,433
The following table summarizes the activity in net advances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance - before Allowance for Losses	$736,870	$792,837	$779,451	$834,512
Acquisition of advances in connection with the purchase of MSRs	—	4,495	—	4,495
New advances	190,020	180,317	387,274	383,717
Sales of advances	(190)	(115)	(831)	(248)
Collections of advances and other (1)	(272,932)	(208,670)	(512,126)	(453,612)
Ending balance - before Allowance for Losses	653,768	768,864	653,768	768,864

Beginning balance - Allowance for Losses	$(6,897)	$(6,159)	$(7,018)	$(6,273)
Provision expense	(2,111)	(2,394)	(3,876)	(3,896)
Net charge-offs and other	2,407	1,662	4,293	3,278
Ending balance - Allowance for Losses	(6,601)	(6,891)	(6,601)	(6,891)

Ending balance, net	$647,167	$761,973	$647,167	$761,973
(1) Includes $22.6 million tax, insurance and other advances transferred during the three months ended June 30, 2022 on the repurchase of certain delinquent and aged loans in connection with the Ginnie Mae EBO program. See Note 4 – Loans Held for Sale.

Note 7 – Mortgage Servicing

MSRs – At Fair Value	Three Months Ended June 30,
	2022			2021
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,664,855	$658,426	$2,323,281	$708,663	$691,554	$1,400,217
Sales of MSRs	(28)	—	(28)	—	—	—
Additions:
Recognized on the sale of residential mortgage loans	60,162	—	60,162	35,802	—	35,802
Purchase of MSRs	36,863	—	36,863	733,538	—	733,538
Servicing transfers and adjustments (1)	11,795	2,926	14,721	27	(1,633)	(1,606)
Changes in fair value:
Changes in valuation inputs or assumptions	85,955	32,297	118,252	(42,337)	3,941	(38,396)
Realization of expected cash flows	(42,998)	(24,574)	(67,572)	(27,273)	(29,764)	(57,037)
Ending balance	$1,816,604	$669,075	$2,485,679	$1,408,420	$664,098	$2,072,518

MSRs – At Fair Value	Six Months Ended June 30,
	2022			2021
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,571,837	$678,310	$2,250,147	$578,957	$715,860	$1,294,817
Sales of MSRs	(149,339)	(24)	(149,363)	—	—	—
Additions:
Recognized on the sale of residential mortgage loans	105,965	—	105,965	70,062	—	70,062
Purchase of MSRs	83,662	—	83,662	770,316	—	770,316
Servicing transfers and adjustments	14,720	(822)	13,898	56	(2,190)	(2,134)
Changes in fair value:
Changes in valuation inputs or assumptions	280,431	41,341	321,772	40,149	5,470	45,619
Realization of expected cash flows	(90,672)	(49,730)	(140,402)	(51,120)	(55,042)	(106,162)
Ending balance	$1,816,604	$669,075	$2,485,679	$1,408,420	$664,098	$2,072,518
The following table summarizes delinquency status of the loans underlying our MSRs:

	June 30, 2022			December 31, 2021
Delinquent loans	Agency	Non - Agency	Total	Agency	Non - Agency	Total
30 days	1.5%	7.3%	4.2%	1.4%	7.2%	4.1%
60 days	0.4	2.8	1.5	0.4	2.8	1.6
90 days or more	1.2	8.4	4.6	1.9	8.0	4.8
Total 30-60-90 days or more	3.1%	18.5%	10.3%	3.7%	18.0%	10.5%

MSR UPB and Fair Value

	June 30, 2022		December 31, 2021		June 30, 2021
	Fair Value	UPB	Fair Value	UPB	Fair Value	UPB
Owned MSRs	$1,552,622	$116,260,079	$1,422,546	$127,919,800	$1,536,947	$148,882,743
NRZ transferred MSRs (1) (2)	550,808	49,730,000	558,940	53,652,843	535,571	59,038,668
MAV transferred MSRs (1)	382,249	28,486,472	268,661	24,018,904	—	—
Total	$2,485,679	$194,476,551	$2,250,147	$205,591,547	$2,072,518	$207,921,411
(1)MSRs subject to sale agreements with NRZ and MAV that do not meet sale accounting criteria. During the six months ended June 30, 2022 , we transferred MSRs with a UPB of $5.9 billion to MAV. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
(2)At June 30, 2022, the UPB of MSRs transferred to NRZ for which title is retained by Ocwen was $11.3 billion and the UPB of MSRs transferred to NRZ for which title has passed was $38.4 billion.
We purchased MSRs with a UPB of $7.3 billion and $67.3 billion from unrelated third-parties during the six months ended June 30, 2022 and 2021, respectively. We sold MSRs with a UPB of $11.1 billion and $13.1 million during the six months ended June 30, 2022 and 2021, respectively, to unrelated third parties.
Servicing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loan servicing and subservicing fees
Servicing	$80,889	$79,377	$169,424	$143,269
Subservicing	20,353	2,617	35,032	6,104
MAV (1)	18,837	—	35,460	—
NRZ (1)	64,729	77,716	131,875	158,101
	184,809	159,710	371,791	307,474
Ancillary income
Late charges	11,738	11,447	21,758	20,679
Reverse subservicing ancillary fees	6,257	—	9,390	—
Recording fees	2,624	3,202	5,874	6,854
Loan collection fees	2,870	2,761	5,819	5,711
Boarding and deboarding fees	1,863	2,184	3,625	5,203
Custodial accounts (float earnings)	1,804	1,306	2,786	2,313
GSE forbearance fees	181	507	365	1,072
Other, net	2,985	3,325	6,346	6,873
	30,322	24,731	55,963	48,705
	$215,131	$184,441	$427,754	$356,179
(1)Includes servicing fees related to transferred MSRs and subservicing fees. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.8 billion, $2.1 billion and $2.1 billion at June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

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
Starting in 2012, Ocwen entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to NRZ, and in all cases have been retained by NRZ as subservicer. In May 2022, Ocwen entered into amendments to the subservicing agreements to extend their terms to December 31, 2023 and establish a process for subsequent term extensions. In addition, the amendments provide for a modification of the sharing of some ancillary income between PMC and NRZ. Due to the length of the non-cancellable term of the subservicing agreements, the transactions do not qualify for sale accounting treatment which results in such transactions being accounted for as secured financings. In the case of Rights to MSRs transactions with NRZ, legal title was retained by Ocwen, causing the transactions to be accounted for as secured financings.
The following tables present the activity of the pledged MSR liability recorded in connection with the MSR transfer agreements with NRZ and MAV that do not qualify for sale accounting.

	Three Months Ended June 30,
	2022			2021
Pledged MSR Liability	Original Rights to MSRs Agreements - NRZ	MAV Agreements (2)	Total	Original Rights to MSRs Agreements - NRZ
Beginning Balance	$545,306	$319,009	$864,315	$550,364
MSR transfers	10	30,895	30,904	—
Changes in fair value	24,736	15,136	39,872	8,393
Runoff and settlement	(19,243)	(9,509)	(28,753)	(20,910)
Calls (1)	—	—	—	(2,276)
Ending Balance	$550,808	$355,530	$906,338	$535,571

	Six Months Ended June 30,
	2022			2021
Pledged MSR Liability	Original Rights to MSRs Agreements - NRZ	MAV Agreements (2)	Total	Original Rights to MSRs Agreements - NRZ
Beginning Balance	$558,940	$238,144	$797,085	$566,952
MSR transfers	—	71,501	71,501	—
Changes in fair value (3)	31,534	63,796	95,330	9,944
Runoff and settlement	(39,106)	(17,912)	(57,018)	(38,526)
Calls (1)	(560)	—	(560)	(2,799)
Ending Balance	$550,808	$355,530	$906,338	$535,571
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

The following table presents selected assets and liabilities recorded on our unaudited consolidated balance sheets in connection with the MSR transfer agreements with NRZ that do not qualify for sale accounting (refer to Note 9 – Receivables and Note 14 – Other Liabilities for receivables and other liabilities, respectively, related to MAV):

	June 30, 2022	December 31, 2021
Balance Sheet
NRZ - Transferred MSRs, at fair value	$550,808	$558,940

Other financing liability - Pledged MSR liability, at fair value
NRZ - Original Rights to MSRs Agreements	550,808	558,940

Due from NRZ (Receivables) - Advance funding, subservicing fees and reimbursable expenses	1,932	3,781

Due to NRZ (Other liabilities)	$63,398	$76,590
The following tables present selected items in our unaudited consolidated statements of operations in connection with the MSR transfer agreements with NRZ and MAV that do not qualify for sale accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations
Servicing fees
Servicing fees collected on behalf of NRZ	$64,729	$77,716	$131,875	$158,101
Servicing fees collected on behalf of MAV	17,471	—	$33,204	—
	$82,200	$77,716	$165,079	$158,101

Pledged MSR liability expense
NRZ (see further details below)	$53,239	$39,810	$85,623	$77,660
MAV (see further details below)	20,843	—	75,357	—
	$74,083	$39,810	$160,980	$77,660

NRZ Pledged MSR liability expense:	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Servicing fees collected on behalf of NRZ	$64,729	$77,716	$131,875	$158,101
Less: Subservicing fee retained by Ocwen	18,771	22,521	38,137	46,512
Net servicing fees remitted to NRZ	45,958	55,195	93,738	111,589
Less: Reduction (increase) in Pledged MSR liability
Changes in fair value due to valuation inputs or assumptions - Original Rights to MSRs Agreements	(24,736)	(8,393)	(31,534)	(9,944)
Runoff and settlement - Original Rights to MSRs Agreements	19,244	20,910	39,106	38,526
Other	(1,789)	2,868	543	5,347
Pledged MSR liability expense - NRZ	$53,239	$39,810	$85,623	$77,660

MAV Pledged MSR liability expense:	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Servicing fees collected on behalf of MAV	$17,471	$33,204
Less: Subservicing fee retained by Ocwen	2,273	4,366
Net servicing fees remitted to MAV	15,198	28,838
Less: Reduction (increase) in Pledged MSR liability
Changes in fair value due to valuation inputs or assumptions	(15,136)	(63,796)
Runoff and settlement	9,509	17,912
Other (1)	(18)	(634)
Pledged MSR liability expense - MAV	$20,843	$75,357
(1)Includes $0.0 million and $0.6 million for the three and six months ended June 30, 2022, respectively, of early payment protection associated with the transfer (which did not qualify for sale accounting) of MSR portfolios by PMC to MAV.

NRZ - Ocwen Transactions
Ocwen entered into a series of agreements to transfer NRZ the servicing of certain mortgage loans. Prior to the transfer of legal title under the Master Servicing Rights Purchase Agreement dated as of October 1, 2012, as amended, and certain Sale Supplements, as amended (collectively, the Original Rights to MSRs Agreements), Ocwen agreed to service the mortgage loans underlying the MSRs on the economic terms set forth in the Original Rights to MSRs Agreements. After the transfer of legal title as contemplated under the Original Rights to MSRs Agreements, Ocwen was to service the mortgage loans underlying the MSRs as subservicer on substantially the same economic terms.
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
On January 18, 2018, the parties entered into new agreements (including a New RMSR Agreement, with an attached Servicing Addendum) regarding the Rights to MSRs related to MSRs that remained subject to the Original Rights to MSRs Agreements as of January 1, 2018 and amended the Transfer Agreement (collectively, New RMSR Agreements) to accelerate the implementation of certain parts of our arrangements in order to achieve the intent of the 2017 Agreements sooner. Under the new agreements, following receipt of the required consents and transfer of the MSRs, Ocwen subservices the mortgage loans underlying the transferred MSRs pursuant to the 2017 Agreements and the August 2018 subservicing agreement with NewRez LLC dba Shellpoint Mortgage Servicing (Shellpoint) described below.
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
On May 2, 2022, Ocwen entered into amendments to the following three agreements with certain subsidiaries of NRZ: (a) the Shellpoint Subservicing Agreement; (b) the NRM Subservicing Agreement; and (c) the New RMSR Agreement, including the attached Servicing Addendum, dated as of January 18, 2018 with NRM, HLLS Holdings, LLC and HLSS MSR – EBO Acquisition LLC (the New RMSR Agreement or the Servicing Addendum). The amendments modified the terms of the Subservicing Agreements and the Servicing Addendum as follows: (i) the term of each Agreement was extended to December 31, 2023 (“Second Term”), with the Initial Term ending on May 1, 2022 and the Second Term beginning on May 2,2022; (ii) subsequent term extensions will be automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or the NRZ parties provide three months’ advance notice of termination (by October 1) at the end of the then-current term as described below; and (iii) the parties will share a portion of some ancillary revenues. In addition, the amendments provided for certain immaterial modifications and clarifications of existing terms. The amendments on May 2, 2022 do not result in the prior transfers of MSR from Ocwen to NRZ qualifying for sale accounting prior to December 31, 2023, absent any subsequent amendment.
Under the terms of the Subservicing Agreements and Servicing Addendum, as amended, in addition to a base servicing fee, Ocwen receives certain ancillary fees, primarily late fees, loan modification fees and convenience or other loan collection fees, where permitted. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. NRZ receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as being entitled to receive a portion of some ancillary revenues and certain REO related income including REO referral commissions.
Pursuant to the amendments noted above, the Subservicing Agreements and Servicing Addendum may be terminated by Ocwen or NRZ without cause (in effect a non-renewal) by providing notice in advance of the end of the Second Term or the end of each one-year extension of the applicable terms after the Second Term. Ocwen must provide a notice of termination by July 1, 2023, with respect to the Second Term or by July 1 of each one-year extended term after the Second Term and NRZ must provide notice by October 1, 2023 with respect to the Second Term or by October 1 of each one-year extended term after the Second Term.
In addition, NRZ and Ocwen have the ability to terminate the Subservicing Agreements and Servicing Addendum for cause if certain specified conditions occur. The terminations must be terminations in whole (i.e., cover all the loans under the relevant Subservicing Agreement or Servicing Addendum) and not in part, except for limited circumstances specified in the agreements. In addition, if NRZ terminates any of the NRM or Shellpoint Subservicing Agreements or the Servicing Addendum for cause, the other agreements will also terminate automatically.
As of June 30, 2022, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $51.7 billion, including $11.3 billion for which title has not transferred to NRZ. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which NRZ’s $11.3 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
As stated above, NRZ has the right to terminate the $11.3 billion New RMSR Agreements for convenience, in whole but not in part, subject to approximately three months’ advance notice of termination at the end of the Second Term or the end of the then-applicable annual extended term. If NRZ exercises this termination right, NRZ has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and NRZ would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If NRZ is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, NRZ has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.

Note 9 – Receivables

	June 30, 2022	December 31, 2021
Servicing-related receivables:
Government-insured loan claims - Forward	$78,956	$90,603
Government-insured loan claims - Reverse	45,394	39,895
Due from custodial accounts	20,792	7,777
Receivable from sale of MSRs (holdback)	14,933	—
Reimbursable expenses	6,063	6,056
Servicing fees	6,813	6,662
Subservicing fees, reimbursable expenses and other - Due from MAV	4,765	4,933
Subservicing fees and reimbursable expenses - Due from NRZ	1,932	3,781
Other	1,706	1,223
	181,354	160,930
Income taxes receivable	30,757	56,776
Due from MAV	974	990
Other receivables	5,489	3,760
	218,574	222,456
Allowance for losses	(40,094)	(41,749)
	$178,480	$180,707
At June 30, 2022 and December 31, 2021, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $39.8 million and $41.5 million at June 30, 2022 and December 31, 2021, respectively. The government-insured claims that do not exceed HUD, VA, FHA or USDA insurance limits are not subject to any allowance for losses as guaranteed by the U.S. government. The receivable amount in excess of the guaranteed claim limits or recoverable amounts per insurer guidelines or as a result of servicer error, such as exceeding key filing or foreclosure timelines, is subject to an allowance for losses. Receivables are financial assets subject to the credit loss allowance model under ASC 326: Financial Instruments - Credit Losses (CECL). The allowance for expected credit losses is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectability. We generally charge off the receivable balance when management determines the receivable to be uncollectible and when the receivable has been classified as a loss by our servicing claims analysis process.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$40,836	$40,437	$41,495	$38,339
Provision	3,258	2,579	5,497	7,537
Charge-offs and other, net	(4,343)	(1,800)	(7,241)	(4,660)
Ending balance	$39,751	$41,216	$39,751	$41,216

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
On May 3, 2021, pursuant to the Transaction Agreement, Ocwen contributed 100% of its equity interest in MAV, which had total member’s equity and cash balances of approximately $5.0 million at the time of its contribution, to MAV Canopy. In exchange for its contribution, Ocwen received 15% equity interest of MAV Canopy plus $4.4 million cash consideration from MAV Canopy that was representative of the remaining 85% of MAV. MAV is a licensed mortgage servicing company approved to purchase GSE MSRs. PMC and MAV entered into a number of definitive agreements which govern the terms of their business relationship:
Subservicing Agreement. Effective May 3, 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV in exchange for a per-loan subservicing fee and certain other ancillary fees. The subservicing agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. If either party terminates the agreement for cause, the other party is required to pay certain fees and costs. As of June 30, 2022, PMC subserviced a total $45.1 billion UPB on behalf of MAV, of which $28.5 billion MSR remains reported on the consolidated balance sheet of PMC - see below for information on MSR sales by PMC to MAV that do not achieve sale accounting. Subserviced loans exclude UPB of $1.6 billion that have not yet transferred to our servicing system as of June 30, 2022. Effective March 1, 2022, PMC and MAV amended certain provisions of the subservicing agreement to adjust down the ancillary fee retained by PMC to enhance the competitiveness of MAV when buying MSRs and generate additional subservicing volume to PMC. The amendment resulted in a $14.1 million fair value loss (as a change in the present value of future contractual cash flows) on the Pledged MSR liability that is reported at fair value in the three months ended March 31, 2022.
Joint Marketing Agreement and Recapture Agreement. Effective May 3, 2021, in conjunction with the subservicing agreement, PMC and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PMC is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. Under the agreements, the parties share the recapture benefits, whereby PMC realizes gains on loans sold and MAV is delivered the recaptured MSR for no cash consideration. The joint marketing agreement and flow MSR sale agreement will continue until terminated by mutual agreement of the parties or for cause, as defined, or at the option of either party if the subservicing agreement is terminated. During the six months ended June 30, 2022, PMC transferred UPB of $191.4 million under this agreement.
Right of First Offer. Following the execution of the Transaction Agreement and until the parties have contributed their pro rata portions of the $250.0 million aggregate capital contributions, Ocwen and its affiliates may not acquire, without Oaktree’s prior written approval, GSE MSRs that meet certain underwriting and other criteria (such criteria are referred to as the “buy-box”) unless Ocwen notifies MAV of the opportunity and MAV does not pursue it by submitting a competitive bid to the MSR seller. In addition, until the earlier of (i) the time that MAV has been fully funded and (ii) May 3, 2024 (subject to two annual extensions by mutual agreement), if Ocwen seeks to sell any GSE MSRs that meet the buy-box, Ocwen must first offer such MSRs to MAV before initiating a sale process with a third party. If MAV does not accept Ocwen’s offer, Ocwen may sell the MSRs to a third party on terms no more favorable to the purchaser than those offered to MAV. The price at which Ocwen and its affiliates will offer MSRs to MAV will be based on the valuation of an independent third-party. This first offer provision does not apply to MSRs acquired by PMC prior to May 3, 2021. As of June 30, 2022, MAV’s aggregated capital contributions amounted to $128.4 million, net of distributions.
Forward Bulk Servicing Rights Purchase and Sale Agreement: On September 9, 2021, PMC and MAV entered into an MSR purchase and sale agreement whereby PMC sells MAV on a monthly basis certain Fannie Mae MSRs at the price acquired by PMC, subject to certain adjustments. During the six months ended June 30, 2022, PMC transferred MSRs with UPB of $5.1 billion to MAV under this agreement.
Bulk Mortgage Servicing Rights Purchase and Sale Agreements. During the six months ended June 30, 2022, PMC transferred MAV certain MSRs in bulk transactions for an aggregate UPB of approximately $598.3 million.
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
Our equity method investment in MAV Canopy is comprised of the following at and for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$34,925	$—	$23,297	$—
Capital contributions	—	11,528	16,500	11,528
Capital distributions	(36)	—	(16,911)	—
Earnings of equity method investee	3,932	350	15,935	350
Ending balance	$38,821	$11,878	$38,821	$11,878
Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Ocwen is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Ocwen is entitled to receive a specified portion of the distribution amount available (“Promote Distribution”), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on Oaktree member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of June 30, 2022, Ocwen has not recognized any such incentive fee.
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to its investment in MAV Canopy, the subservicing agreement by PMC and the other agreements described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree in 2021 as described in Note 13 – Borrowings and Note 17 – Interest Expense.

Note 11 – Other Assets

	June 30, 2022	December 31, 2021
Contingent loan repurchase asset	$227,160	$403,740
Derivative margin deposit	23,704	2,024
Intangible assets, net (net of accumulated amortization of $2.8 million and $0.7 million)	20,281	14,335
Prepaid expenses	17,881	21,498
Prepaid representation, warranty and indemnification claims - Agency MSR sale	15,173	15,173
Derivatives, at fair value	13,688	21,675
REO	9,443	10,075
Prepaid lender fees, net	6,790	7,150
Deferred tax asset, net	3,323	3,329
Security deposits	1,013	1,174
Other	6,030	7,077
	$344,486	$507,250
Intangible assets, net are primarily comprised of a reverse subservicing contract intangible asset with an unamortized balance of $19.7 million and $13.7 million at June 30, 2022 and December 31, 2021, respectively. On April 1, 2022, PMC boarded approximately 19,000 reverse mortgage loans with a UPB of $4.1 billion onto our servicing platform under the five-year subservicing agreement executed on October 1, 2021 with Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)). A purchase price of $6.9 million was paid on April 7, 2022 with the assumption of a liability for curtailments and $8.1 million was recognized as a subservicing contract intangible asset, based on its relative fair value, to be amortized ratably over the five-year term of the subservicing contract based on portfolio runoff. This boarding is in addition to approximately 40,000 reverse mortgage loans with a UPB of $9.1 billion boarded during the first quarter of 2022.

Note 12 - Other Financing Liabilities
The following tables presents transferred MSR liabilities recorded in connection with MSR sales and transfers that do not qualify for sale accounting and liabilities of consolidated mortgage-backed securitization trusts.

			Outstanding Balance
Borrowing Type	Collateral	Maturity	June 30, 2022	December 31, 2021
Original Rights to MSRs Agreements, at fair value - NRZ (1)	MSRs	(1)	$550,808	$558,940
Pledged MSR liability, at fair value - MAV (1)	MSRs	(1)	355,530	238,144
			906,338	797,084

Financing liability - Owed to securitization investors, at fair value:
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	Oct. 2033	7,289	7,879
Total Other financing liabilities, at fair value			$913,627	$804,963
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

Note 13 – Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		Outstanding Balance
Borrowing Type	Maturity (1)	Amort. Date (1)	Total	Available (2)	June 30, 2022	December 31, 2021
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Jun. 2052	Aug. 2022	$80,000	$73,165	$6,835	$14,231
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	430,000	—	430,000	475,000
Total Ocwen Master Advance Receivables Trust (OMART)			510,000	73,165	436,835	489,231
Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Aug. 2052	Aug. 2022	40,000	1,348	38,652	23,065
EBO Advance facility (6)	May 2026	May 2026	20,000	18,509	$1,491	$—
Total Servicing Advance Financing Facilities			$570,000	$93,022	$476,978	$512,297

Weighted average interest rate (7)					1.65%	1.54%
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
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At June 30, 2022, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)On June 30, 2022, the amortization date was extended to August 15, 2022. Interest is computed based on the lender’s cost of funds plus applicable margin.

(4)The interest rates on the individual classes of notes range between 1.28% to 5.42%.
(5)Interest is computed based on the lender’s cost of funds plus applicable margin. On January 31, 2022, we amended the Ocwen Freddie Advance Funding (OFAF) advance facility to include Fannie Mae advances as eligible collateral and renamed the facility Ocwen GSE Advance Funding (OGAF).
(6)On May 2, 2022, we entered into a loan and security agreement and issued a $1.7 million promissory note to the lender. The facility has total uncommitted borrowing capacity of $20.0 million to finance the acquisition of advances in connection with the early buyout of certain fixed-rate, fully-amortizing FHA-insured residential mortgage loans, at an interest rate of 1M Term Secured Overnight Financing Rate (SOFR) plus applicable margin. At June 30, 2022, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(7)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees, is computed using the outstanding balance of each respective note and its interest rate at the financial statement date. At June 30, 2022 and December 31, 2021, the balance of unamortized prepaid lender fees was $0.3 million and $1.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Warehouse Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	June 30, 2022	Dec. 31, 2021
Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	Aug. 2022	$115,000	$71,047	$88,953	$109,437
Master repurchase agreement (3)	LHFS and Loans Held for Investment (LHFI)	Dec. 2022	250,000	112,213	87,787	160,882
Master repurchase agreement (4)	LHFS	N/A	50,000	—	—	—
Participation agreement (5)	LHFS	June 2023	150,000	—	—	45,186
Master repurchase agreement (5)	LHFS	June 2023	—	42,415	130,585	1,766
Master repurchase agreement	LHFS	June 2023	—	1,000	—	—
Mortgage warehouse agreement (6)	LHFS and LHFI	Mar. 2023	—	36,742	13,258	11,792
Mortgage warehouse agreement (7)	LHFS and LHFI	Mar. 2023	146,523	—	57,477	87,813
Mortgage warehouse agreement (8)	LHFS and Receivables	(8)	200,764	—	29,236	192,023
Master repurchase agreement (9)	LHFS	(9)	—	—	126,098	459,344
Loan and security agreement (10)	LHFS and Receivables	Mar. 2023	—	25,133	24,867	16,834
Master repurchase agreement (11)	LHFS	Apr. 2023	128,993	—	221,007	—
Total mortgage loan warehouse facilities			$1,041,280	$288,549	$779,270	$1,085,076

Weighted average interest rate (12)					3.25%	2.61%
(1)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, $1.9 million of the available borrowing capacity could be used at June 30, 2022 based on the amount of eligible collateral that could be pledged.
(2)The maximum borrowing under this agreement is $275.0 million, of which $160.0 million is available on a committed basis and the remainder is available at the discretion of the lender. On June 29, 2022, the maturity date of the facility was extended to August 1, 2022 and the interest rate was modified from 1ML plus applicable margin to 1M Term SOFR plus applicable margin. On July 29, 2022, the total maximum borrowing under this agreement was reduced to $175.0 million and the maturity date was extended to August 31, 2022. The borrowing available on a committed basis was reduced to $50.0 million and uncommitted capacity was increased to $125.0 million.
(3)The maximum borrowing under this agreement is $450.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. The interest rate for this facility was 1ML plus applicable margin.
(4)The lender provides financing for up to $50.0 million at the discretion of the lender. The agreement has no stated maturity date. Interest on this facility is based on the SOFR. The interest rate for this facility is SOFR plus applicable margin, with a SOFR floor of 25 bps.
(5)The uncommitted borrowing capacity under the participation agreement is $150.0 million. On June 23, 2022, the maturity date of the participation agreement was extended to June 22 2023. Also on June 23, 2022, the committed borrowing capacity under the repurchase agreement was increased from $100.0 million to $173.0 million, the maturity date was extended to June 22, 2023, and, the interest rate was modified to 1M Term SOFR plus applicable margin, with an interest rate floor for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean-up loans. The previous interest rate on the repurchase agreement was the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor for new originations and less applicable margin with an interest rate floor for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean-up loans. The interest rate on the participation agreement was modified to the greater of the stated interest rate of the mortgage loans less an agreed upon servicing fee percentage or the 1M Term SOFR, plus the applicable margin. The previous interest rate was the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor for new originations. The agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans.
(6)Under this agreement, the lender provides financing for up to $50.0 million on a committed basis. The interest rate for this facility was modified to 1M Term SOFR plus applicable margin with an interest rate floor. On January 14, 2022, the maturity date of this facility was extended to March 16, 2022 when it was further extended to March 16, 2023.
(7)Under this agreement, the lender provides financing for up to $204.0 million on an uncommitted basis. On February 20, 2022, the interest rate for this facility was modified to 1M Term SOFR plus applicable margin, with an interest rate floor. On June 16, 2022, the maturity date of the facility was extended to March 16, 2023.
(8)The total borrowing capacity of this facility, all of which is uncommitted, was increased from $200.0 million to $250.0 million on January 5, 2022. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate and type of the collateral. On May 2, 2022, $20.0 million of the uncommitted capacity of this facility was assigned to a new EBO advance facility.
(9)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. See Note 2 – Securitizations and Variable Interest Entities for additional information. Each certificate is renewed monthly and the interest rate for this facility is 1ML plus applicable margin. During first quarter of 2022, we voluntarily reduced the trust certificates by $175.0 million and by an additional $150.0 million during second quarter of 2022.
(10)This revolving facility agreement provides up to $50.0 million of committed borrowing capacity secured by eligible HECM loans that are active buyouts (ABO), as defined in the agreement. On April 29, 2022, the maturity date was extended to March 16, 2023 and the interest rate was modified from Prime Rate plus applicable margin (with an interest rate floor) to 1M Term SOFR plus applicable margin, with an interest rate floor..
(11)On April 11, 2022, we entered into a warehouse line (master repurchase agreement) with a total borrowing capacity of $350.0 million, of which $100.0 million is committed, to finance loans held for sale and loans held for investment at an interest rate of daily simple SOFR plus applicable margin.
(12)1ML was 1.79% and 0.10% at June 30, 2022 and December 31, 2021, respectively. Prime Rate was 3.25% at December 31, 2021, 1M Term SOFR was 1.69% and 0.55% at June 30, 2022 and December 31, 2021, respectively. The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At June 30, 2022 and December 31, 2021, unamortized prepaid lender fees were $1.1 million and $1.2 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR financing facilities, net			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	June 30, 2022	December 31, 2021
Agency MSR financing facility (2)	MSRs	June 2023	$—	$60,963	$389,037	$317,523
Ginnie Mae MSR financing facility (3)	MSRs, Advances	Feb. 2023	49,525	—	125,475	131,694
Ocwen Excess Spread-Collateralized Notes, Series 2019/2022-PLS1 (4)	MSRs	Feb. 2025	—	—	67,131	41,663
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	Feb. 2028	—	—	36,047	39,529
Agency MSR financing facility - revolving loan (6)	MSRs	June 2026	—	7,929	277,071	277,071
Agency MSR financing facility - term loan (6)	MSRs	June 2023	—	—	94,178	94,178
Total MSR financing facilities			$49,525	$68,892	$988,939	901,658

Unamortized debt issuance costs - PLS Notes and Agency MSR financing - term loan (7)					(1,227)	(898)
Total MSR financing facilities, net					$987,712	$900,760

Weighted average interest rate (8) (9)					5.36%	3.71%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $10.6 million of the available borrowing capacity could be used at June 30, 2022 based on the amount of eligible collateral that could be pledged.

(2)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. On June 30, 2022, the maturity date was extended to June 30, 2023, the maximum amount which we may borrow pursuant to the repurchase agreements was increased to $450.0 million (from $350.0 million) on a committed basis and the interest rate was modified from 1ML plus applicable margin to 1M Term SOFR plus applicable margin. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities.
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
(7)At June 30, 2022 and December 31, 2021, unamortized debt issuance costs included $1.2 million and $0.9 million, respectively. on the PLS Notes and the Agency MSR financing facility - term loan. At June 30, 2022 and December 31, 2021, unamortized prepaid lender fees related to revolving type MSR financing facilities were $5.4 million and $4.7 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate at, excluding the effect of the amortization of debt issuance costs and prepaid lender fees.
(9)1ML was 1.79% and 0.10% at June 30, 2022 and December 31, 2021, respectively. The 1-year swap rate was 3.48% and 0.19% at June 30, 2022 and December 31, 2021, respectively. 1M Term SOFR was 1.69% and 0.55% at June 30, 2022 and December 31, 2021, respectively.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			June 30, 2022	December 31, 2021
PMC Senior Secured Notes	7.875%	March 2026	$375,000	$400,000
OFC Senior Secured Notes (due to related parties)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285,000	285,000
Principal balance			660,000	685,000
Discount (2)
PMC Senior Secured Notes			(1,482)	(1,758)
OFC Senior Secured Notes (3)			(50,786)	(54,176)
			(52,268)	(55,934)
Unamortized debt issuance costs (2)
PMC Senior Secured Notes			(4,794)	(5,687)
OFC Senior Secured Notes			(8,049)	(8,582)
			(12,843)	(14,269)
			$594,889	$614,797
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
During the three months ended June 30, 2022, we repurchased a total of $25.0 million of the PMC Senior Secured Notes in the open market for a price of $23.6 million, and recognized a $0.9 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. At June 30, 2022, the S&P issuer credit rating for Ocwen was “B-”. On January 24, 2022, S&P raised the assigned rating of the PMC Senior Secured Notes from “B-” to ‘B’ and maintained a stable outlook citing improved profitability and an increase in assets. Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Stable from Negative on February 24, 2021. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at June 30, 2022 is a minimum of $300.0 million tangible net worth at Ocwen, as defined in certain of our mortgage warehouse, MSR financing and advance financing facilities agreements, or, if greater, the minimum requirement at PMC set forth by the Agencies. See Note 20 – Regulatory Requirements. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at June 30, 2022 is for a minimum of $87.5 million in consolidated liquidity, as defined, under certain of our MSR financing facilities agreements.

We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at June 30, 2022:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$255,885	$—	$—	$255,885
Restricted cash	66,690	66,690	—	—
Loans held for sale	687,465	639,721	628,269	47,745
Loans held for investment - securitized (2)	7,220,774	7,220,774	7,155,251	—
Loans held for investment - unsecuritized	155,754	124,547	114,966	31,207
MSRs (3)	1,552,622	1,558,594	959,066	7,016
Advances, net	647,167	554,007	506,851	93,159
Receivables, net	178,480	33,155	32,221	145,324
REO	9,443	5,412	3,814	4,031
Total (4)	$10,774,280	$10,202,900	$9,400,438	$584,368
(1)Certain assets are pledged as collateral to the $375.0 million PMC Senior Secured Notes and $285.0 million OFC Senior Secured (second lien) Notes.
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
(3)Excludes MSRs transferred to NRZ and MAV and associated Pledged MSR liability recorded as sale accounting criteria are not met. Pledged assets exceed the MSR asset balance due to the netting of certain PLS MSR portfolios with negative and positive fair values as eligible collateral.
(4)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Ocwen. For example, the total excludes premises and equipment and certain other assets.
The OFC Senior Secured Notes due 2027 have a second lien priority on specified assets carried on PMC’s balance sheet, as defined under the OFC Senior Secured Note Agreement and listed in the table below, and have a priority lien on the following assets: investments by OFC in subsidiaries not guaranteeing the $375.0 million PMC Senior Secured Notes, including PHH and MAV; cash and investment accounts at OFC; and certain other assets, including receivables.

June 30, 2022
Specified net servicing advances	$116,635
Specified deferred servicing fee	22,260
Specified MSR value less borrowings	683,270
Specified unrestricted cash balances	96,686
Specified advance facility reserves	6,931
Specified loan value	99,034
Specified residual value	67,464
Specified fair value of marketable securities	—
Total (PMC)	$1,092,279

Note 14 – Other Liabilities

	June 30, 2022	December 31, 2021
Contingent loan repurchase liability	$227,160	$403,740
Other accrued expenses	70,870	104,931
Due to NRZ - Advance collections, servicing fees and other	63,398	76,590
Checks held for escheat	45,776	44,866
Liability for indemnification obligations	44,039	51,243
Accrued legal fees and settlements	43,649	43,990
Servicing-related obligations	42,923	32,366
Derivative related payables	21,552	3,714
Lease liability	19,150	16,842
Liability for uncertain tax positions	15,006	14,730
Accrued interest payable	13,509	11,998
MSR purchase price holdback	12,809	32,620
Derivatives, at fair value	9,646	3,080
Liability for unfunded India gratuity plan	5,994	6,263
Due to MAV	5,322	2,134
Liability for unfunded pension obligation	3,461	4,183
Other	11,784	14,224
	$656,048	$867,514

Note 15 – Stockholders’ Equity
On May 20, 2022, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $50.0 million of Ocwen’s issued and outstanding shares of common stock. The repurchase program is intended to qualify for the affirmative defense provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Through June 30, 2022, we completed the repurchase of 84,087 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price of $2.3 million at an average price per share of $26.87. The repurchased shares were retired as of June 30, 2022. Unless Ocwen amends the share repurchase program or repurchases the full $50.0 million amount by an earlier date, the share repurchase program will continue through November 20, 2022. No assurances can be given as to the amount of shares, if any, that Ocwen may repurchase in any given period.

Note 16 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the six months ended June 30, 2022 and 2021.

	June 30, 2022			December 31, 2021
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of reverse loans	July - Aug. 2022	$93,000	$565	Feb. 2022	$175,000	$364
Forward loans IRLCs	Jul. - Oct. 2022	526,212	4,620	Jan. - Apr. 2022	1,021,978	16,074
Reverse loans IRLCs	July 2022	31,202	1,126	Jan. 2022	63,327	2,011
TBA forward MBS trades	July - Aug. 2022	356,000	3,566	Jan. - Mar. 2022	587,000	946
Interest rate swap futures	Sep. 2022	250,000	742	Mar. 2022	792,500	1,734
Interest rate option contracts	Aug. 2022	525,000	3,069	Jan. 2022	125,000	547
Total		$1,781,414	$13,688		$2,764,805	$21,675

Derivative Liabilities (Other liabilities)
TBA forward MBS trades	July - Sep. 2022	827,000	(7,623)	Jan. - Mar. 2022	1,195,000	(1,185)
Interest rate option contracts	July 2022	725,000	(1,890)	Feb. 2022	450,000	(824)
Other	N/A	12,087	(133)	N/A	—	(1,070)
Total		$1,564,087	$(9,646)		$1,645,000	$(3,080)

The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Financial Statement Line
Gain (loss)	2022	2021	2022	2021
Derivative Instruments
Forward loans IRLCs	$604	$3,528	$(11,454)	$(5,074)	Gain on loans held for sale, net
Reverse loans IRLCs	(817)	(671)	(1,171)	(186)	Reverse mortgage revenue, net
Reverse loans IRLCs (Equity IQ loans)	286	—	286	—	Gain on loans held for sale, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	29,118	(188)	76,224	(188)	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging reverse pipeline trades)	(78)	—	(78)	—	Reverse mortgage revenue, net
Interest rate swap futures, TBA trades and interest rate option contracts	(16,913)	22,979	(83,676)	9,297	MSR valuation adjustments, net
Forward sales of Reverse loans	557	199	202	197	Reverse mortgage revenue, net
Other	—	—	—	(16)	Gain on loans held for sale, net
Other	544	—	937	—	Other, net
Total	$13,302	$25,846	$(18,729)	$4,030
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 60 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 3 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net and Reverse mortgage revenue, net in our consolidated statements of operations, respectively.
EBO and Loan Modification Hedging – Loans Held for Sale, at fair value
Effective February 2022, management started hedging certain Ginnie Mae EBO loans as well as loans in process of modification pending redelivery/re-securitization to manage market risk due to increasing interest rates. Such interest rate exposure on these loans held for sale accounted for at fair value is economically hedged using forward trades of TBAs. Changes in fair value of these derivative instruments are reported as gain or loss on economic hedge instruments within Gain on loans held for sale, net in our consolidated statements of operations.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange gains (losses) were $0.0 million and $0.1 million for the three and six months ended June 30, 2022, respectively, and $(0.1) million and $0.1 million during the three and six months ended June 30, 2021, respectively, and are reported in Other, net in the consolidated statements of operations.

Note 17 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OFC Senior Secured Notes (1)	$10,487	$8,748	$20,883	$11,114
PHH and PMC senior notes	8,093	8,206	16,254	15,336
MSR financing facilities	8,563	4,754	16,367	9,326
Mortgage loan warehouse facilities	6,737	6,404	13,789	11,688
Advance match funded liabilities	2,795	4,265	5,503	8,761
SSTL	—	—	—	2,957
Escrow	1,186	1,139	2,940	2,786
	$37,861	$33,516	$75,736	$61,968
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.0 million and $3.9 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $1.7 million for the three and six months ended June 30, 2021, respectively.

Note 18 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the three and six months ended June 30, 2021, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings (loss) per share
Net income (loss)	$10,354	$(10,322)	$68,436	$(1,779)

Weighted average shares of common stock	9,257,089	8,999,544	9,236,221	8,844,637

Basic earnings (loss) per share	$1.12	$(1.15)	$7.41	$(0.20)

Diluted earnings (loss) per share
Net income (loss)	$10,354	$(10,322)	$68,436	$(1,779)

Weighted average shares of common stock	9,257,089	8,999,544	9,236,221	8,844,637
Effect of dilutive elements
Common stock warrants	—	—	139,160	—
Stock option awards	—	—	37	—
Common stock awards	109,517	—	138,784	—
Dilutive weighted average shares of common stock	9,366,606	8,999,544	9,514,202	8,844,637

Diluted earnings (loss) per share	$1.11	$(1.15)	$7.19	$(0.20)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	460,512	119,262	279,516	149,744
Market-based (2)	76,534	41,528	76,534	41,528
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.

Note 19 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the six months ended June 30, 2022, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of certain reclassifications disclosed below.
Effective in the first quarter of 2022, we recognize revaluation gains on Fannie Mae MSRs purchased through the Agency Cash Window Program within the Servicing segment that were historically reported in the Originations segment. MSR valuation adjustments, net for the Servicing and Originations segments have been revised for prior periods to conform to the current segment presentation. Such revaluation gains were $— (nil) for the three and six months ended June 30, 2021.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services to each business segment using various methodologies intended to approximate the utilization of such services. We allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering initiatives, and other costs related to operating as a public company. We allocate a portion of interest income to each business segment, including interest earned on cash balances. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. We allocate interest expense on corporate debt from Corporate Items and Other to the Servicing segment and the Originations segment (starting in the fourth quarter of 2021) based on relative financing requirements. Effective in the first quarter of 2022, we no longer allocate interest expense on the OFC Senior Secured Notes to the Servicing and Originations segments. Interest expense allocated to the Servicing and Originations segments for prior periods has been revised to conform to the current period presentation. The interest expense allocation adjustment for the three and six months ended June 30, 2021 is $5.9 million and $7.4 million, respectively, all in the Servicing segment.
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
Financial information for our segments is as follows:

	Three Months Ended June 30, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$214,533	$598	$—	$—	$215,131
Reverse mortgage revenue, net	(19,028)	16,412	—	—	(2,616)
Gain (loss) on loans held for sale, net (1)	(11,468)	12,540	—	(132)	940
Other revenue, net	359	6,714	1,631	—	8,704
Revenue	184,396	36,264	1,632	(132)	222,159

MSR valuation adjustments, net (1)	30,442	2,624	—	132	33,198

Operating expenses	82,531	42,472	19,368	—	144,371

Other (expense) income:
Interest income	2,992	6,608	146	—	9,746
Interest expense	(22,297)	(5,136)	(10,428)	—	(37,861)
Pledged MSR liability expense	(74,096)	—	13	—	(74,083)
Earnings of equity method investee	3,932	—	—	—	3,932
Gain (loss) on extinguishment of debt	—	—	947	—	947
Other	(4,279)	286	(244)	—	(4,237)
Other income (expense), net	(93,748)	1,758	(9,566)	—	(101,556)

Income (loss) before income taxes	$38,559	$(1,826)	$(27,302)	$—	$9,430

	Three Months Ended June 30, 2021
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$182,141	$2,300	$—	$—	$184,441
Reverse mortgage revenue, net	10,487	18,814	—	—	29,301
Gain on loans held for sale, net (1)	4,130	27,273	—	11,310	42,713
Other revenue, net	497	6,986	1,507	—	8,990
Revenue	197,255	55,373	1,507	11,310	265,445

MSR valuation adjustments, net (1)	(69,948)	8,808	—	(11,310)	(72,450)

Operating expenses	83,626	40,172	26,010	—	149,808

Other (expense) income:
Interest income	1,232	2,862	94	—	4,188
Interest expense	(17,404)	(4,701)	(11,411)	—	(33,516)
Pledged MSR liability expense	(39,844)	—	34	—	(39,810)
Earnings of equity method investee	350	—	—	—	350
Gain (loss) on extinguishment of debt	—	—	—	—	—
Other	2,892	(168)	640	—	3,364
Other income (expense), net	(52,774)	(2,007)	(10,643)	—	(65,424)

Income (loss) before income taxes	$(9,093)	$22,002	$(35,146)	$—	$(22,237)

	Six Months Ended June 30, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$426,701	$1,053	$—	$—	$427,754
Reverse mortgage revenue, net	(30,881)	41,375	—	—	10,494
Gain on loans held for sale, net (1)	(14,169)	25,313	—	(13,410)	(2,266)
Other revenue, net	764	13,542	3,433	—	17,740
Revenue	382,415	81,283	3,433	(13,410)	453,722

MSR valuation adjustments, net (1)	78,732	3,688	—	13,410	95,830

Operating expenses	156,783	88,710	25,896	—	271,389

Other (expense) income:
Interest income	7,052	9,582	225	—	16,858
Interest expense	(45,398)	(9,370)	(20,967)	—	(75,736)
Pledged MSR liability expense	(161,005)	—	25	—	(160,980)
Earnings of equity method investee	15,935	—	—	—	15,935
Gain (loss) on extinguishment of debt	(33)	—	947	—	914
Other	(3,564)	(1,126)	291	—	(4,399)
Other expense, net	(187,013)	(914)	(19,479)	—	(207,408)

Income (loss) before income taxes	$117,351	$(4,653)	$(41,942)	$—	$70,755

	Six Months Ended June 30, 2021
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$351,496	$4,683	$—	$—	$356,179
Reverse mortgage revenue, net	12,521	38,606	—	—	51,127
Gain on loans held for sale, net (1)	7,651	64,866	—	(24,083)	48,434
Other revenue, net	999	13,503	2,797	—	17,299
Revenue	372,667	121,658	2,797	(24,083)	473,039

MSR valuation adjustments, net (1)	(92,638)	17,313	—	24,083	(51,242)

Operating expenses	166,379	77,908	45,150	—	289,437

Other (expense) income:
Interest income	2,489	5,428	207	—	8,124
Interest expense	(36,218)	(8,252)	(17,498)	—	(61,968)
Pledged MSR liability expense	(77,727)	—	67	—	(77,660)
Earnings of equity method investee	350	—	—	—	350
Gain (loss) on extinguishment of debt	—	—	(15,458)	—	(15,458)
Other	3,345	(119)	428	—	3,654
Other expense, net	(107,761)	(2,943)	(32,254)	—	(142,958)

Income (loss) before income taxes	$5,889	$58,120	$(74,607)	$—	$(10,598)
(1)Corporate Eliminations includes inter-segment derivatives eliminations of $0.1 million and $13.4 million for the three and six months ended June 30, 2022, respectively, and $11.3 million and $24.1 million for the three and six months ended June 30, 2021, respectively, reported as Gain on loans held for sale, net with a corresponding offset in MSR valuation adjustments, net.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
June 30, 2022	$11,053,556	$694,120	$360,014	$12,107,690

December 31, 2021	$10,999,204	$823,530	$324,389	$12,147,123

June 30, 2021	$10,747,791	$641,946	$377,973	$11,767,710

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended June 30, 2022
Depreciation expense	$253	$107	$2,207	$2,566
Amortization of debt issuance costs and discount	212	—	2,331	2,543
Amortization of intangibles	1,522	—	—	1,522

Three months ended June 30, 2021
Depreciation expense	$168	$26	$2,015	$2,209
Amortization of debt issuance costs and discount	129	—	1,480	1,609

Six months ended June 30, 2022
Depreciation expense	$424	$214	$4,531	$5,169
Amortization of debt issuance costs and discount	415	—	4,667	5,082
Amortization of intangibles	2,125	—	—	2,125

Six months ended June 30, 2021
Depreciation expense	$376	$49	$4,641	$5,066
Amortization of debt issuance costs and discount	258	—	2,974	3,232

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
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at June 30, 2022. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business. The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $346.7 million at June 30, 2022. PMC’s adjusted net worth was $623.2 million at June 30, 2022. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and was $37.6 million at June 30, 2022. PMC’s liquid assets were $202.8 million at June 30, 2022
New York Department of Financial Services (NY DFS). We operate pursuant to certain regulatory requirements with the NY DFS, including obligations arising under a consent order entered into in March 2017 (the NY Consent Order) and the terms of the NY DFS’ conditional approval in September 2018 of our acquisition of PHH. The conditional approval includes reporting obligations and record retention and other requirements relating to the transfer of loans collateralized by New York property (New York loans) onto our servicing system, the Black Knight Financial Services, Inc. (Black Knight) LoanSphere MSP® servicing system (Black Knight MSP), and certain requirements with respect to the evaluation and supervision of management of both Ocwen and PMC. In addition, we were prohibited from boarding any additional loans onto the REALServicing system and we were required to transfer all New York loans off the REALServicing system by April 30, 2020. The conditional approval also restricts our ability to acquire MSRs with respect to New York loans, so that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year. This restriction will remain in place until the NY DFS determines that all loans serviced on the REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We transferred all loans onto Black Knight MSP in 2019 and no longer service any loans on the REALServicing system. We believe we have complied with all terms of the PHH acquisition conditional approval to date. We continue to work with the NY DFS to address matters they raise with us as well as to fulfill our commitments under the NY Consent Order and PHH acquisition conditional approval.
California Department of Financial Protection and Innovation (CA DFPI). In January 2015 and February 2017, Ocwen Loan Servicing, LLC (OLS) entered into consent orders with the CA DFPI (formerly known as the California Department of Business Oversight) relating to our alleged failure to produce certain information and documents during a routine licensing examination and relating to alleged servicing practices. We have completed all of our obligations under each of these consent orders. We continue to work with the CA DFPI to address matters they raise with us, including regarding the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied.

Note 21 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.7 billion at June 30, 2022. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2022, we funded $114.6 million out of the $1.5 billion borrowing capacity as of December 31, 2021. We also had short-term commitments to lend $526.2 million and $31.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2022. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
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
Activity with regard to HMBS repurchases, primarily MCA repurchases, are as follows:

	Six Months Ended June 30, 2022
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	138	$35,322	448	$93,813	586	$129,135
Additions	262	70,611	106	26,014	368	96,625
Recoveries, net (1)	(215)	(58,179)	(106)	(23,067)	(321)	(81,246)
Transfers	(11)	(3,656)	11	3,656	—	—
Changes in value	—	69	—	(1,836)	—	(1,767)
Ending balance	174	$44,167	459	$98,580	633	$142,747
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
NRZ Relationship
Our Servicing segment has exposure to concentration risk and client retention risk. As of June 30, 2022, our servicing portfolio included significant client relationships with NRZ which represented 18% and 28% of our servicing portfolio UPB and loan count, respectively, and approximately 69% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with NRZ are in their Second Terms that end December 31, 2023. At the end of the Second Term, subject to notice by October 1, 2023, NRZ has the right to terminate the Subservicing Agreements and Servicing Addendum for convenience. If NRZ exercised its right to terminate all or some of the agreements for convenience at the end of the Second Term on December 31, 2023, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions. Receivables and Other liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our NRZ agreements are disclosed in Note 8 — MSR Transfers Not Qualifying for Sale Accounting.

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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others, and those brought under the False Claims Act by private citizens on behalf of the U.S. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by fair-housing advocates, current and former commercial counterparties and market competitors, including, among others, claims related to the sale or purchase of loans, MSRs or other assets, and breach of contract actions, parties on whose behalf we service or serviced mortgage loans, parties who provide ancillary services including property preservation and other post-foreclosure related services, and parties who provide or provided consulting, subservicing, or other services to Ocwen.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $43.6 million at June 30, 2022. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2022.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and state statutes similar to the FDCPA. Ocwen agreed to a settlement in principle of a putative class action, Morris v. PHH Mortgage Corp., filed in March 2020 in the United States District Court for the Southern District of Florida, alleging that PMC’s and legacy Ocwen’s practices of charging a fee to borrowers who voluntarily use certain optional expedited payment options violates the FDCPA and its state law analogs. Several similar putative class actions have been filed against PMC and Ocwen since July 2019. Following mediation, PMC agreed to the terms of a settlement agreement to resolve all claims in the Morris matter. During the preliminary approval process, several third parties, including a group of state Attorneys General, expressed opposition to the proposed settlement. As a result of this opposition, we also received requests for information from various state regulators and Attorneys General regarding our practices, to which we have responded in due course. On November 8, 2021, in a similar lawsuit also challenging our convenience fees practices in California, Torliatt v. PHH Mortgage Corp. (pending in the Northern District of California), the Court granted the plaintiff’s motion for class certification and certified a class of California borrowers. Because the certified Torliatt class overlaps with the putative class certified in Morris, the Morris settlement could not move forward in its current form. Following a mediation in the Torliatt matter, the parties reached an agreement on the terms of a settlement. The parties filed a stipulation of settlement and motion for preliminary approval on June 27, 2022, and on July 20, 2022, the Court entered an order granting preliminary approval of the settlement. Ocwen cannot predict whether the proposed settlement will receive final approval and in the absence of such approval, Ocwen cannot predict the eventual outcome of the Torliatt proceeding and similar putative class actions. Nor can Ocwen predict whether courts will agree with the CFPB’s recent Advisory Opinion, issued on June 29, 2022, which concludes that the charging of convenience fees violates the FDCPA where such fees are neither specifically permitted by the applicable loan documents nor by state law.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium

Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. On January 31, 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $43.6 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. Ocwen’s motion for summary judgment, filed in June 2019, was denied in May 2020; however, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. Ocwen has moved to decertify the class. A jury trial was scheduled to commence March 7, 2022, but on December 22, 2021, the Court vacated the trial setting and associated pretrial conference due to a conflict with the Court’s trial schedule and indicated it would reset the dates after it issues a ruling on the decertification motion and a motion to compel testimony filed by the plaintiffs. On August 2, 2022, the Court granted Ocwen’s motion for decertification. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
We are currently involved in a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC), which filed a complaint in the Supreme Court of the State of New York against PHH. See HSBC Bank USA, N.A. v. PHH Mortgage Corp. (Supreme Court of the State of New York). HSBC’s claims relate to alleged breaches of agreements entered into under a prior subservicing arrangement and origination assistance agreement. In its complaint, HSBC also asserted a claim for fraud, which was dismissed by the Court. PHH has answered the complaint and has asserted counterclaims against HSBC for breach of contract. We believe we have strong factual and legal defenses to the remaining claims and are vigorously defending the action. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through litigation or otherwise.
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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions. We may also on occasion be subject to foreign regulatory actions in the countries where we operate outside the U.S. Where we determine that a loss contingency is probable in connection with a regulatory matter and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to regulatory matters that materially exceed any accrued amount. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $43.6 million at June 30, 2022. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2022. Predicting the outcome of any regulatory matter is inherently difficult and we generally cannot predict the eventual outcome of any regulatory matter or the eventual loss, if any, associated with the outcome.
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
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB thereafter filed a notice of appeal. Appellate briefing concluded August 26, 2021, and oral argument before the Eleventh Circuit occurred on February 10, 2022. On April 6, 2022, the Eleventh Circuit issued its opinion, largely adopting the district court’s decision precluding the CFPB from bringing claims covered by the National Mortgage Settlement, but vacating and remanding the case back to the district court to determine which, if any, claims are not covered and may still be brought by the CFPB. Neither party sought rehearing of the Eleventh Circuit’s decision and therefore, the case has been remanded back to the trial court for further briefing. Ocwen will continue to vigorously defend itself.
Our current accrual with respect to this matter is included in the $43.6 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
At June 30, 2022 and June 30, 2021, we had outstanding representation and warranty repurchase demands of $51.9 million UPB (270 loans) and $50.7 million UPB (267 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Six Months Ended June 30,
	2022	2021
Beginning balance (1)	$49,430	$40,374
Provision (reversal) for representation and warranty obligations	(2,185)	458
New production liability	1,393	1,993
Charge-offs and other (2)	(5,923)	(1,247)
Ending balance (1)	$42,715	$41,578
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2022.
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
Note 23 – Subsequent Events
During July 2022, we completed the repurchase of 490,317 shares of our common stock in the open market at prevailing market prices for a total purchase price of $14.6 million and at an average price paid per share of $29.78. These shares were repurchased under the $50.0 million program authorized by Ocwen’s Board of Directors in May 2022. See Note 15 – Stockholders’ Equity for additional information.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated)

OVERVIEW
General
We are a financial services company that services and originates mortgage loans. We are a leading mortgage special servicer, servicing 1.4 million loans with a total UPB of $288.3 billion on behalf of more than 3,900 investors and 98 subservicing clients as of June 30, 2022. We service all mortgage loan classes, including conventional, government-insured and non-Agency loans. Our originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel, in the second quarter of 2022, compared with the preceding quarter, and the six months ended June 30, 2022 compared with the corresponding period of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment.

$ in billions	UPB
	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.32	$0.66	$0.99	$1.17
Correspondent MSR (1)	3.94	2.67	6.61	5.12
Flow and Agency Cash Window MSR purchases (2)	3.21	4.09	7.30	12.15
Reverse mortgage servicing (3)	0.43	0.55	0.98	0.60
Total servicing	7.90	7.98	15.88	19.05
Bulk purchases (2)	—	—	—	55.13
Bulk purchases - reverse (2)	—	0.21	0.21	—
Total servicing additions	7.90	8.18	16.08	74.18
Subservicing additions (4)	18.93	12.24	31.18	8.47
Total servicing and subservicing UPB additions	$26.83	$20.43	$47.26	$82.65
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
(4)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business, with $5.3 billion and $2.9 billion for the three months ended June 30, 2022 and March 31, 2022, respectively, and $8.2 billion and $8.5 billion for the six months ended June 30, 2022 and June 30, 2021, respectively.
In addition to interim subservicing, subservicing additions for the three months ended June 30, 2022 and March 31, 2022 in the table above include reverse mortgage loan subservicing and new subservicing on behalf of MAV. On October 1, 2021, in connection with the transaction with MAM (RMS), PMC became the subservicer for approximately 57,000 reverse mortgages, or approximately $14.3 billion in UPB pursuant to subservicing agreements with various clients, including MAM (RMS). Under the five-year subservicing agreement with MAM (RMS), we added subservicing of approximately 40,000 reverse mortgage loans or approximately $9.1 billion in UPB in the first quarter of 2022, and approximately 19,000 reverse mortgage loans with a UPB of $4.1 billion in the second quarter of 2022. In the second quarter of 2021, we launched our joint venture MSR investment with Oaktree with MAV. MAV purchased approximately $8.5 billion and $—(nil) GSE MSRs from unrelated third parties that PMC began subservicing in the second quarter of 2022 and first quarter of 2022, respectively.
The following table summarizes the average volume of our Servicing segment during the second quarter of 2022, compared with the preceding quarter, and the six months ended June 30, 2022 compared with the corresponding period of the prior year. The average volume of Servicing is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans also drives the gross revenue and expenses, and their timing. In the second quarter of 2022, we have increased our total average servicing portfolio by $15.5 billion, net of runoff as compared to the first quarter of 2022, mostly with additional forward and reverse subservicing volume, and bulk acquisitions by MAV.

$ in billions	Average UPB
	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Owned MSR	$115.6	$124.9	$120.9	$100.5
NRZ	52.6	54.7	53.6	64.3
MAV	42.3	34.0	38.6	—
Subservicing	67.5	48.8	57.5	20.9
Reverse mortgage loans (owned)	7.4	7.2	7.3	6.7
Commercial and other servicing	0.8	0.9	0.8	0.8
Total serviced and subserviced UPB (average)	$286.1	$270.5	$278.7	$193.2
As of June 30, 2022, the total serviced and subserviced UPB amounted to $288.3 billion.
Financial Highlights
Results of operations for the second quarter of 2022
•Net income of $10 million, or $1.12 per share basic and $1.11 per share diluted
•Servicing fee revenue of $215 million
•Originations gain on sale of $13 million
•$58 million MSR valuation gain on our owned MSRs attributable to rate and assumption changes, net of hedging
Financial condition at the end of the second quarter of 2022
•Stockholders’ equity of $544 million, or $59.19 book value per common share
•MSR investment of $2.5 billion, with a $15.5 billion increase in the average serviced and subserviced UPB in the quarter
•Cash liquidity position of $256 million
•Total assets of $12.1 billion
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
During the first six months of 2022, market interest rates rose faster and higher than the industry consensus, significantly reducing the production volumes and margins of our Consumer Direct channel and adversely affecting Originations profitability. To achieve our profitability goals for 2022, we have responded to the market shift by rapidly scaling down our Consumer Direct operations in the first six months of 2022 and we expect to continue to reduce headcount, marketing and third-party spending in the third quarter of 2022. We are also accelerating our goals relating to business process rationalization and optimization, including further off-shoring of operations, enterprise-wide.
Our growth strategy includes acquiring assets and/or operations of complementary businesses, by means of acquisition, merger or other transaction forms. Our strategy may also include pursuing large transactions, including bulk purchases or sales of MSRs. We have engaged in such transactions in the past, and we continue to explore opportunities that may be accretive to our business and stockholders’ value.

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

Results of Operations Summary	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Revenue
Servicing and subservicing fees	$215.1	$212.6	1%	$427.8	$356.2	20%
Reverse mortgage revenue, net	(2.6)	13.1	(120)	10.5	51.1	(79)
Gain (loss) on loans held for sale, net	0.9	(3.2)	(129)	(2.3)	48.4	(105)
Other revenue, net	8.7	9.0	(4)	17.7	17.3	3
Total revenue	222.2	231.6	(4)	453.7	473.0	(4)

MSR valuation adjustments, net	33.2	62.6	(47)	95.8	(51.2)	(287)

Operating expenses
Compensation and benefits	83.9	68.0	23	151.9	140.5	8
Servicing and origination	19.1	14.2	35	33.3	54.1	(39)
Technology and communications	14.7	14.9	(1)	29.6	26.3	13
Professional services	8.7	12.2	(29)	20.9	42.9	(51)
Occupancy and equipment	9.7	10.1	(4)	19.7	16.7	18
Other expenses	8.4	7.7	9	16.1	9.0	79
Total operating expenses	144.4	127.0	14	271.4	289.4	(6)

Other income (expense)
Interest income	9.7	7.1	37	16.9	8.1	108
Interest expense	(37.9)	(37.9)	—	(75.7)	(62.0)	22
Pledged MSR liability expense	(74.1)	(86.9)	(15)	(161.0)	(77.7)	107
Earnings of equity method investee	3.9	12.0	(67)	15.9	0.4	n/m
Gain (loss) on extinguishment of debt	0.9	—	n/m	0.9	(15.5)	(106)
Other, net	(4.2)	(0.2)	n/m	(4.4)	3.7	(220)
Total other income (expense), net	(101.6)	(105.9)	(4)	(207.4)	(143.0)	45

Income (loss) before income taxes	9.4	61.3	(85)	70.8	(10.6)	(769)
Income tax expense (benefit)	(0.9)	3.2	(128)	2.3	(8.8)	(126)
Net income (loss)	$10.4	$58.1	(82)	$68.4	$(1.8)	n/m

Segment income (loss) before income taxes
Servicing	$38.6	$78.8	(51)%	$117.4	$5.9	n/m
Originations	(1.8)	(2.8)	(35)	(4.7)	58.1	(108)
Corporate Items and Other	(27.3)	(14.6)	86	(41.9)	(74.6)	(44)
	$9.4	$61.3	(85)%	$70.8	$(10.6)	(768)
n/m: not meaningful

Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Servicing	$184.4	$198.0	(7)%	$382.4	$372.7	3%
Originations	36.3	45.0	(19)	81.3	121.7	(33)
Corporate	1.6	1.8	(10)	3.4	2.8	23
Total segment revenue	222.3	244.8	(9)	467.1	497.1	(6)
Inter-segment elimination (1)	(0.1)	(13.3)	(99)	(13.4)	(24.1)	(44)
Total revenue	$222.2	$231.6	(4)	$453.7	$473.0	(4)
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (Gain on loans held for sale, net) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further detail.
Total segment revenue was $222.3 million for the three months ended June 30, 2022, $22.5 million or 9% lower than the three months ended March 31, 2022, driven by a $13.6 million revenue decrease from Servicing and an $8.7 million revenue decrease from Originations. The Servicing revenue decrease is mostly due to an $8.8 million loss on repurchased delinquent loans in connection with the Ginnie Mae EBO program during the second quarter of 2022, and a $7.1 million decline in Reverse mortgage revenue, net driven by unrealized losses on the HECM loan portfolio attributable to unfavorable market interest rate and spread conditions. The decrease in Originations revenue is mostly due to an $8.6 million decrease in Reverse mortgage revenue, net driven by both lower loan production volume and lower margins attributable to the same unfavorable market interest rate and spread conditions.
As compared to the six months ended June 30, 2021, total segment revenue for the six months ended June 30, 2022 was $30.0 million or 6% lower, due to a $40.4 million decrease in Originations revenue offset by a $9.7 million increase in Servicing revenue. The decrease in Originations revenue is primarily due to a $37.0 million decline in Gain on loans held for sale, net in our Consumer Direct channel driven by lower recapture volume in the context of rising interest rates at a historic pace during the six months ended June 30, 2022. The increase in Servicing revenue includes a $75.2 million increase in Servicing and subservicing fees due to the portfolio growth, the launch of MAV and the acquisition of reverse subservicing from MAM (RMS), offset by a $43.4 million decline in Reverse mortgage revenue, net due to unrealized losses on the HECM loan portfolio, net attributable to market conditions, and a $21.9 million decline in Gain on loans held for sale, net due to lower redelivery gains and losses on repurchased and sold delinquent loans in connection with the Ginnie Mae EBO program.
See the respective Segment Results of Operations for additional information.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net:

Segment Results	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
MSR realization of expected cash flows (1)	$(67.6)	$(72.8)	(7)%	$(140.4)	$(106.2)	32%
MSR fair value changes due to interest rate and assumption updates	115.1	201.2	(43)%	316.2	28.3	n/m
Derivative fair value gain (loss)	(17.0)	(80.0)	(79)%	(97.1)	(14.8)	556%
Total Servicing	30.5	48.4	(37)%	78.7	(92.6)	(185)%
Originations - MSR fair value changes	2.6	1.1	136%	3.7	17.3	(79)%
Inter-segment elimination - derivative fair value gain (loss)	0.1	13.3	(99)%	13.4	24.1	(44)%
MSR valuation adjustments, net	$33.2	$62.7	(47)%	$95.8	$(51.2)	(287)%
(1) The terms realization of expected cash flows and runoff may be used interchangeably within this discussion.
We reported a $33.2 million gain in MSR valuation adjustments, net in the three months ended June 30, 2022, $29.4 million lower than the three months ended March 31, 2022. The net gain is driven by favorable MSR fair value changes due to fast rising interest rates, net of hedging. The decrease in the net gain in the second quarter of 2022 as compared to the first quarter of 2022 is mostly driven by a lower increase in rates during the respective periods. The 10-year swap rate increased by 65 basis points in the second quarter of 2022 and 83 basis points in the first quarter of 2022.
For the six months ended June 30, 2022, we reported a $95.8 million gain in MSR valuation adjustments, net, as compared to a $51.2 million loss for the six months ended June 30, 2021. The loss in the six months ended June 30, 2021 is mostly due to MSR portfolio runoff and the lack of offset by MSR fair value gain due to interest rate and assumption updates, net of hedging. The higher net fair value gain in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is mostly driven by a higher increase in rates during the respective periods. The 10-year swap rate increased by 148 basis points in the six months ended June 30, 2022 and 52 basis points in the six months ended June 30, 2021.
See the respective Segment Results of Operations sections for additional information.
Compensation and Benefits
Compensation and benefits expense for the three months ended June 30, 2022 increased $15.9 million, or 23%, as compared to the three months ended March 31, 2022, primarily due to a $14.7 million increase in incentive compensation and a $1.9 million increase in severance expense. The expense of cash-settled share-based awards increased by $12.9 million as a result of our common stock price appreciation during the second quarter and forfeitures recognized in the first quarter of 2022. Our total average headcount was unchanged as compared to the three months ended March 31, 2022. The decrease in Originations average headcount, mostly Consumer Direct, as part of our efforts to right size our resources to market opportunities was offset by an increase in Servicing average headcount, mostly in support of the growth in our reverse mortgage subservicing business.
As compared to the six months ended June 30, 2021, Compensation and benefits expense for the six months ended June 30, 2022 increased $11.4 million, or 8%. The $15.2 million increase in salaries and benefits primarily due to a 15% increase in total average headcount, primarily attributed to a 17% increase in Servicing average headcount reflecting the hiring of employees to support the growth of our reverse mortgage subservicing platform, $3.6 million increase in severance, and $2.4 million increase in commissions driven by higher Originations volumes were partially offset by a $10.9 million decline in the fair value of cash-settled share-based awards as a result of a decrease in our common stock price and a reduction in expense due to forfeitures recognized in the first quarter of 2022. Our offshore-to-total average headcount ratio decreased from 69% in the six months ended June 30, 2021 to 65% in the six months ended June 30, 2022.
Servicing and Origination Expense
Servicing and origination expense for the three months ended June 30, 2022 increased $4.9 million, or 35%, as compared to the three months ended March 31, 2022 due to a $4.0 million release of provision for indemnification recorded in the first quarter of 2022 due to a favorable settlement, and a $1.0 million increase in provision expense due to increased government-insured claim loss volumes.

As compared to the six months ended June 30, 2021, Servicing and origination expense for the six months ended June 30, 2022 decreased $20.8 million, or 39%, mostly attributed to the Servicing segment. The decline is primarily due to a $6.9 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume, a $5.7 million release of provisions for indemnification recorded in the six months ended June 30, 2022 related to favorable litigation settlements, a $4.7 million decrease in reverse subservicing expenses with the transfer of a subservicer to our reverse servicing platform beginning in the fourth quarter of 2021, and a $2.3 million reduction in interim subservicing costs incurred on bulk acquisitions in the first half of 2021.
See Segment Results of Operations - Servicing for additional information.
Other Operating Expenses
Professional services expense for the three months ended June 30, 2022 decreased $3.5 million, or 29%, as compared to the three months ended March 31, 2022, primarily due to an increase in the recovery of legal expenses related to litigation settlements, which were $11.1 million in the second quarter of 2022 as compared to $9.9 million in the first quarter of 2022, and a $2.0 million decrease in expenses related to other legal matters
As compared to the six months ended June 30, 2021, Professional services expense for the six months ended June 30, 2022 decreased $22.0 million, or 51%, primarily due to a $24.6 million decline in legal expenses offset in part by a $2.3 million increase in other professional services. The net decrease in legal expenses is largely due to $21.0 million of recoveries of prior year expenses during the six months ended June 30, 2022 related to litigation settlements and a $3.4 million decrease in expenses related to other legal matters. The net increase in other professional services is driven by $7.3 million additional expense related to our reverse subservicing business offset by $3.2 million of advisory fees recorded in the six months ended June 30, 2021 related to the launch of MAV Canopy and a $1.8 million decline in Originations outsourced surge resources utilized during the six months ended June 30, 2021.
Occupancy and equipment expense for the three months ended June 30, 2022 remained flat as compared to the three months ended March 31, 2022. As compared to the six months ended June 30, 2021, Occupancy and equipment expense for the six months ended June 30, 2022 increased $3.0 million, or 18%, largely driven by an increase in postage and mailing expenses associated with an increased average number of loans serviced and the acquisition of reverse mortgage subservicing.
Technology and communication expense for the three months ended June 30, 2022 remained flat as compared to the three months ended March 31, 2022. As compared to the six months ended June 30, 2021, Technology and communication expense for the six months ended June 30, 2022 increased $3.3 million, or 13%, largely driven by higher servicing system expenses due to the increase in the average number of loans serviced and higher technology expenses attributed to higher loan production volume.
Other expenses for the three months ended June 30, 2022 remained mostly flat as compared to the three months ended March 31, 2022. As compared to the six months ended June 30, 2021, Other expenses for the six months ended June 30, 2022 increased $7.1 million mainly due to a $2.0 million increase in advertising expense in our Reverse Originations business, $2.1 million of amortization expense on the reverse subservicing contract intangible asset recognized in October 2021 and April 2022, and a $1.3 million increase in miscellaneous other expenses, including travel expenses.
Other Income (Loss)
Interest income increased $2.6 million during the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 primarily attributable to higher loan production volumes in Originations, partially offset by lower loans held for sale average balances in our Servicing segment. As compared to the six months ended June 30, 2021, interest income for the six months ended June 30, 2022 increased $8.8 million, primarily attributable to higher loan production volumes.
Interest Expense
Interest expense for the three months ended June 30, 2022 was unchanged as compared to the three months ended March 31, 2022, as the effects of a $141.5 million lower average debt balance on our asset backed financing, primarily driven by lower loans held for sale average balances, was offset by an average 33 bps higher cost of funds driven by increased underlying reference interest rates.
As compared to the six months ended June 30, 2021, Interest expense for the six months ended June 30, 2022 increased $13.7 million, or 22%, due to a $739.9 million or 47% higher average debt balance on our asset backed financing, primarily to finance our increased loan production volumes and MSR portfolio growth, and $64.9 million or 8% higher average corporate debt with the issuance of senior secured notes as part of our corporate debt refinancing in the first and second quarters of 2021, partially offset by 60 bps or 11% lower cost of funds primarily driven by improved pricing across our asset backed financing facilities.
See Segment Results of Operations - Servicing for information regarding Pledged MSR liability expense.

Gain on debt extinguishment of $0.9 million for the three and six months ended June 30, 2022 resulted from our repurchase of $25.0 million PMC 7.875% Senior Secured Notes due March 2026 at a discount. Loss on debt extinguishment of $15.5 million for the six months ended June 30, 2021 was recognized in the first quarter of 2021 and resulted from our early repayment of the SSTL due May 2022, PHH 6.375% senior unsecured notes due August 2021, and PMC 8.375% senior secured notes due November 2022.
Earnings of equity method investee represent our 15% share of MAV Canopy from May 3, 2021. The higher earnings in the first quarter of 2022 as compared to the second quarter of 2022 is mostly due to the fair value gain recorded by MAV Canopy on its MSR portfolio due to rising interest rates. See Note 10 - Investment in Equity Method Investee and Related Party Transactions for further detail.
Income Tax Benefit (Expense)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2022	2022		2022	2021
Income tax expense (benefit)	$(0.9)	$3.2	(128)%	$2.3	$(8.8)	(126)

Income (loss) before income taxes	$9.4	$61.3	(85)%	$70.8	$(10.6)	(768)

Effective tax rate	(9.8)%	5.3%	(285)%	3.3%	83.2%	(96)
Our effective tax rate for the periods indicated in the table above differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net federal and state deferred tax assets. Also refer to Note 21 - Income Taxes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details on deferred tax assets. Ocwen evaluated all positive and negative evidence and determined that a full valuation allowance at June 30, 2022 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions and changes in uncertain tax positions.
The $0.9 million income tax benefit recognized in the three months ended June 30, 2022 was driven primarily by a decrease in the projected annual effective tax rate applied to year-to-date pre-tax earnings. The income tax expense recognized in the three months ended March 31, 2022 was driven primarily by projected income tax expense related to pre-tax earnings, partially offset by income tax benefit recognized related to the favorable resolution of an uncertain tax position.
For the six months ended June 30, 2022, income tax expense of $2.3 million was driven by projected income tax expense related to pre-tax earnings, partially offset by an income tax benefit related to the favorable resolution of an uncertain tax position. As compared with the six months ended June 30, 2021, income tax expense for the six months ended June 30, 2022 increased $11.1 million primarily due to higher pre-tax earnings and a $7.3 million reduction in the amount of income tax benefit related to the favorable resolution of uncertain tax positions. The decline in the effective tax rate is primarily due to the $81.4 million increase in pre-tax earnings in the six months ended June 30, 2022 compared to the same period in 2021, as well as the reduction in the income tax benefit related to the favorable resolution of uncertain tax positions.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	June 30, 2022	December 31, 2021	$ Change	% Change
Cash	$255.9	$192.8	$63.1	33%
Restricted cash	66.7	70.7	(4.0)	(6)
MSRs, at fair value	2,485.7	2,250.1	235.5	10
Advances, net	647.2	772.4	(125.3)	(16)
Loans held for sale	687.5	928.5	(241.1)	(26)
Loans held for investment, at fair value	7,383.8	7,207.6	176.2	2
Receivables	178.5	180.7	(2.2)	(1)
Investment in equity method investee	38.8	23.3	15.5	67
Other assets	363.7	520.9	(157.2)	(30)
Total assets	$12,107.7	$12,147.1	$(39.4)	—%

Total Assets by Segment
Servicing	$11,053.6	$10,999.2	$54.4	—%
Originations	694.1	823.5	(129.4)	(16)
Corporate Items and Other	360.0	324.4	35.6	11
	$12,107.7	$12,147.1	$(39.4)	—%

HMBS-related borrowings, at fair value	$7,155.3	$6,885.0	$270.2	4%
Other financing liabilities, at fair value	913.6	805.0	108.7	13
Advance match funded liabilities	477.0	512.3	(35.3)	(7)
Mortgage loan warehouse facilities	779.3	1,085.1	(305.8)	(28)
MSR financing facilities, net	987.7	900.8	87.0	10
Senior notes, net	594.9	614.8	(19.9)	(3)
Other liabilities	656.0	867.5	(211.5)	(24)
Total liabilities	11,563.8	11,670.4	(106.7)	(1)%

Total stockholders’ equity	543.9	476.7	67.2	14

Total liabilities and equity	$12,107.7	$12,147.1	$(39.4)	—%

Total Liabilities by Segment
Servicing	$10,534.2	$10,474.5	$59.7	1%
Originations	696.1	832.7	(136.6)	(16)
Corporate Items and Other	333.5	363.3	(29.7)	(8)
	$11,563.8	$11,670.4	$(106.7)	(1)%

Book value per share	$59.19	$51.77	$7.42	14%
Total assets decreased $39.4 million, or 0.3%, between December 31, 2021 and June 30, 2022 due to a $241.1 million decline in our loans held for sale portfolio driven by lower forward loan production volumes, a $157.2 million decrease in other assets mostly attributable to the decrease in contingent repurchase rights related to delinquent loans that have been repurchased under the Ginnie Mae EBO program, and a $125.3 million decline in servicing advances, mainly due to seasonal reduction of escrow balances, increased recoveries on delinquent and default loans, and loan repurchases under the Ginnie Mae EBO program. These declines were offset by a $235.5 million increase in our MSR portfolio mostly attributed to fair value gains due to rising interest rates and additions through purchases and retained servicing on loan sales, partially offset by a sale of MSRs to an unrelated third party, and a $176.2 million increase in Loans held for investment, mostly driven by our reverse mortgage origination and bulk acquisition.

Total liabilities decreased by $106.7 million, or 1%, as compared to December 31, 2021, with similar effects as described above. Our borrowings under warehouse lines declined $305.8 million due to lower loan production volumes. Advance match funded liabilities decreased $35.3 million consistent with the decline in Servicing advances. Senior notes, net decreased $19.9 million due to our repurchase of $25.0 million PMC 7.875% Senior Secured Notes due March 2026 in the second quarter of 2022. Other liabilities declined $211.5 million mostly due to a decrease in the Ginnie Mae contingent repurchase rights of delinquent loans. Our HMBS-related borrowings increased by $270.2 million due to the continued growth of our reverse mortgage business and its securitization. The $108.7 million increase in Other financing liabilities is primarily due to additional transfers of MSRs to MAV in the six months ended June 30, 2022 which did not qualify for sale accounting and related fair value changes. Borrowings under our MSR financing facilities increased $87.0 million to fund the increase in our MSR portfolio.
Total equity increased $67.2 million during the six months ended June 30, 2022 mostly due to $68.4 million net income. Under a $50.0 million repurchase program approved in May 2022, we repurchased and retired shares of our common stock for a total $2.3 million during the six months ended June 30, 2022. See Note 15 – Stockholders’ Equity for additional information.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to replenish and grow our servicing portfolio through our multi-channel Originations platform and through MAV for the remainder of 2022. In addition, we continuously evaluate the relative mix between servicing and subservicing volume.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive, with Consumer Direct generating relatively higher margins than Correspondent. We expect volume to continue to decline in our Consumer Direct channel due to significant interest rate increases, driving the industry to pivot from refinance to customer acquisitions. We expect lower margins due to heightened competition. We expect to continue to prudently grow our Correspondent volume at margins that are accretive to the business.
Reverse mortgage revenue, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to maintain or prudently grow our volumes albeit with some channel mix changes. We expect increased volatility and a downward trend in our margins due to continued uncertain market interest rate and spread conditions. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, and is part of our forward MSR hedging strategy.
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of cash flows to increase in 2022 as we have recently grown our MSR portfolio. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. We are exposed to increased interest rate volatility due to our interest rate sensitive GSE MSR portfolio. Our hedging strategy provides only partial hedge coverage and we would expect net MSR fair value losses if interest rates drop and conversely, net MSR fair value gains if interest rates rise. Refer to the sensitivity analysis in Item 3 - Quantitative and Qualitative Disclosures About Market Risk for further detail.
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase (see above), we expect a modest increase in our workforce with partial offset from an increased relative share of performing loans. We expect to continue to right size and prudently manage our Originations headcount and operating expenses to align with funded volume. Other operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives.
Stockholders’ equity - With the above considerations and uncertainties, specifically in the third quarter of 2022, we expect our businesses to generate net income and increase our equity, absent any significant adverse change in interest rates and if we continue to be successful in our business initiatives.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and convenience or other loan collection fees, where permitted. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions, including MAV, that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Subservicing per-loan fees typically vary based on type of investor and on loan delinquency status.
As of June 30, 2022, we serviced 1.4 million mortgage loans with an aggregate UPB of $288.3 billion. The average UPB of loans serviced during the second quarter of 2022 increased by 6% or $15.5 billion compared to the first quarter of 2022, mostly driven by the growth in our subservicing portfolio. Compared to the six months ended June 30, 2021, the average UPB of loans serviced during the six months ended June 30, 2022 increased by 44% or $85.5 billion mostly due to MSR acquisitions, subservicing additions and increased MSR originations, offset in part by portfolio runoff. We manage the size of our servicing portfolio with our Originations business and by selectively purchasing MSRs based on capital allocation and financial return targets.
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
In addition, in October 2021, PMC acquired reverse mortgage subservicing contracts from MAM (RMS) and became its exclusive subservicer under a five-year subservicing agreement. PMC boarded approximately 40,000 and 19,000 additional reverse mortgage loans onto our servicing platform in the first quarter of 2022 and second quarter of 2022, respectively.
NRZ remains our largest subservicing client, accounting for 18% and 28% of the UPB and loan count, respectively, in our servicing portfolio as of June 30, 2022. NRZ servicing fees retained by Ocwen represented approximately 11% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to NRZ, for the second quarter of 2022 and 12% the first quarter of 2022. This compares to 11% and 19% for the six months ended June 30, 2022 and 2021, respectively. NRZ’s portfolio represents approximately 69% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. Consistent with a subservicing relationship, NRZ is responsible for funding the advances we service for NRZ.
The financial performance of our servicing segment is impacted by the changes in fair value of the MSR portfolio due to changes in market interest rates, among other factors. Our MSR portfolio is carried at fair value, with changes in fair value recorded in earnings within MSR valuation adjustments, net. The fair value of our MSRs is typically correlated to changes in market interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds, and the reverse is true. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 17 years, exhibiting little response to movements in market interest rates. Our hedging strategy is designed to reduce the volatility of the MSR portfolio to interest rates.
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
As of June 30, 2022, we managed 17,757 loans under forbearance associated with borrowers impacted by the COVID-19 pandemic (or 1.3% of our total portfolio), 4,277 of which related to our owned MSRs, or 0.7% of our owned MSR servicing portfolio (excluding NRZ and MAV), a reduction of 38% and 37%%, respectively, compared to December 31, 2021.

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
Our future financial performance will be less impacted by loan resolutions because, under our NRZ agreements, NRZ receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $137.2 million at June 30, 2022, of which $111.7 million were attributable to NRZ agreements.
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

The following table summarizes our key servicer ratings:

PHH Mortgage Corporation (PMC)
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3	Average	RPS3+
Residential Subprime Servicer	SQ3	Average	RPS3+
Residential Special Servicer	SQ3	Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3	Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Positive / Stable

Date of last action	September 28, 2021	June 29, 2021	August 2, 2022
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of initial rating	—	May 27, 2022	—
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised. On September 28, 2021, Moody’s upgraded the servicer quality (SQ) assessment for PMC as a master servicer of residential mortgage loans from SQ3 to SQ3+, reflecting solid reporting and remitting processes and proactive servicer oversight. On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, among other factors mentioned by S&P. On August 2, 2022, Fitch affirmed and upgraded PMC’s servicer ratings and upgraded its outlook from Stable to Positive for prime and subprime products. The ratings for the other products remain the same and the related rating outlook remains Stable. The ratings reflect PMC’s strong post-pandemic performance, effective enterprise-wide risk environment and compliance management framework, competitive loan servicing performance metrics, and highly automated technology environment. The ratings also consider the financial condition of PMC’s parent, Ocwen Financial Corporation. The upgrades and positive outlook on PMC’s prime and subprime servicer ratings are reflective of the company’s continued portfolio growth, diversified sourcing strategies and improved performance with respect to these loan types, which represent 85% of the total servicing portfolio.
On May 27, 2022, S&P assigned an Above Average ranking to PMC as a residential reverse mortgage loan servicer. The ranking outlook is Stable. This is the initial rating for PMC as a reverse mortgage loan servicer. S&P’s ranking reflects i) PMC’s highly experienced management teams and staff with sound overall levels of turnover, ii) well-designed information technology infrastructure, cybersecurity controls, and business continuity and disaster recovery processes, iii) sound internal control environment, with multiple lines of defense and automated systems to support each function, iv) lack of material internal or external audit findings noted, based on provided reports, v) good focus on systems and workflow automation throughout loan administration processes, vi) robust default management function and claims processes, vii) scale as one of the largest reverse mortgage servicer’s in the country, with highly experienced management and staff and technology largely from prior established legacy reverse servicers; ix) and good overall reverse servicing performance metrics, except for the elevated home retention department management and staff turnover rates and call center metrics in the contact center operations.

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Revenue
Servicing and subservicing fees	$214.5	$212.2	1%	426.7	$351.5	21%
Gain (loss) on loans held for sale, net	(11.5)	(2.7)	325	(14.2)	7.7	(285)
Reverse mortgage revenue, net	(19.0)	(11.9)	61	(30.9)	12.5	(347)
Other revenue, net	0.4	0.4	(11)	0.8	1.0	(24)
Total revenue	184.4	198.0	(7)	382.4	372.7	3

MSR valuation adjustments, net	30.4	48.3	(37)	78.7	(92.6)	(185)

Operating expenses
Compensation and benefits	34.9	29.0	20	64.0	51.2	25
Servicing expense	15.6	10.8	45	26.4	47.5	(44)
Occupancy and equipment	7.7	7.9	(2)	15.6	12.1	29
Professional services	3.4	6.8	(50)	10.3	17.5	(41)
Technology and communications	6.6	6.6	—	13.1	11.2	18
Corporate overhead allocations	11.7	11.1	5	22.8	24.6	(7)
Other expenses	2.6	2.0	27	4.6	2.4	91
Total operating expenses	82.5	74.2	11	156.8	166.4	(6)

Other income (expense)
Interest income	3.0	4.1	(26)	7.1	2.5	183
Interest expense	(22.3)	(23.1)	(3)	(45.4)	(36.2)	25
Pledged MSR liability expense	(74.1)	(86.9)	(15)	(161.0)	(77.7)	107
Earnings of equity method investee	3.9	12.0	(67)	15.9	0.4	n/m
Other, net	(4.3)	0.7	(699)	(3.6)	3.3	(207)
Total other income (expense), net	(93.7)	(93.3)	1	(187.0)	(107.8)	74

Income (loss) before income taxes	$38.6	$78.8	(51)%	$117.4	$5.9	n/m
n/m: not meaningful

The following table provides selected operating statistics:

	June 30,	March 31,	% Change	June 30,	% Change
	2022	2022		2021
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$273.4	$259.9	5%	$228.3	20%
Non-performing loans	14.2	14.7	(3)	8.3	71
Non-performing real estate	0.7	0.7	(6)	0.7	(8)
Total	$288.3	$275.3	5	$237.3	22%

Conventional loans (2)	$185.5	$173.4	7%	$133.7	39%
Government-insured loans	29.3	27.6	6	31.9	(8)
Non-Agency loans	73.5	74.4	(1)	71.7	2
Total	$288.3	$275.3	5%	$237.3	22%

Servicing portfolio (3)	$124.4	$123.9	—%	$156.8	(21)%
Subservicing portfolio
Subservicing - forward	42.2	40.4	4	19.2	120
Subservicing - reverse	25.0	22.2	13	—	n/m
Total subservicing	67.2	62.6	7	19.2	251
MAV (4)	45.1	35.3	28	—	n/m
NRZ (5) (6)	51.7	53.6	(3)	61.4	(16)
Total	$288.3	$275.3	5%	$237.3	22

Number (in 000’s):
Performing loans (1)	1,335.2	1,302.8	2%	1,220.7	9%
Non-performing loans
Non-performing loans - NRZ	29.0	30.4	(5)%	28.7	1%
Non-performing loans - Other	35.0	37.2	(6)	14.6	140
	63.9	67.6	(5)	43.3	48
Non-performing real estate	4.3	4.8	(9)	5.9	(27)
Total	1,403.4	1,375.1	2%	1,269.9	11%

Conventional loans (2)	745.6	713.2	5%	561.3	33%
Government-insured loans	167.5	161.7	4	188.1	(11)
Non-Agency loans	490.3	500.2	(2)	520.4	(6)
Total	1,403.4	1,375.1	2%	1,269.9	11%

Servicing portfolio	581.9	589.3	(1)%	729.3	(20)%
Subservicing portfolio
Subservicing - forward	148.5	142.9	4	77.3	92
Subservicing - reverse	104.2	91.8	13	—	n/m
Total subservicing	252.7	234.7	8	77.3	227
MAV	169.6	139.7	21	—	n/m
NRZ (5)	399.2	411.3	(3)	463.3	(14)
Total	1,403.4	1,375.1	2%	1,269.9	11%

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Prepayment speed (CPR) (7):
% Voluntary CPR	8.9%	11.4%	(22)%	10.1%	18.6%	(46)%
% Involuntary CPR	0.4	0.3	33	0.4	0.9	(56)
% Total CPR	12.5	14.8	(16)	13.7	22.4	(39)

Number of completed modifications (in 000’s)	4.8	4.0	18%	8.8	8.9	(1)%
Revenue recognized in connection with loan modifications	$5.7	$6.4	(11)%	$12.1	$15.2	(20)%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 68,985 and 70,938 prime loans with a UPB of $13.4 billion and $13.4 billion at June 30, 2022 and March 31, 2022, respectively, that we service or subservice. This compares to 81,193 prime loans with a UPB of $14.6 billion at June 30, 2021. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes $7.4 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at June 30, 2022.
(4)Includes $16.6 billion UPB subserviced and $28.5 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at June 30, 2022. Excludes subserviced loans with a UPB of $1.6 billion that have not yet transferred onto the PMC servicing system as of June 30, 2022.
(5)Loans serviced or subserviced pursuant to our agreements with NRZ or MAV.
(6)Includes $2.0 billion UPB of subserviced loans at June 30, 2022.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.

The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2022	2021	2022	2021
Portfolio at January 1	$268.0	$188.8	1,353.2	1,107.6
Additions (1) (2) (3)	31.5	13.5	78.1	49.4
MSR sales (3)	(11.1)	—	(0.1)	(0.1)
Servicing transfers	(2.3)	(10.9)	(9.0)	(42.5)
Runoff	(10.8)	(12.1)	(47.1)	(51.2)
Portfolio at March 31	$275.3	$179.4	1,375.1	1,063.2
Additions (1)	26.8	68.7	89.0	256.8
Sales	—	—	(0.1)	—
Servicing transfers (2)	(4.0)	—	(16.1)	(0.2)
Runoff	(9.8)	(10.7)	(44.5)	(49.9)
Portfolio at June 30	$288.3	$237.3	1,403.4	1,269.9
(1)Additions include purchased MSRs on portfolios consisting of 115 loans with a UPB of $39.5 million that have not yet transferred to the PMC servicing system as of June 30, 2022. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(2)Includes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.
(3)Includes MSRs sold to an unrelated third party consisting of 38,236 loans with a UPB of $10.8 billion that have not yet transferred out of the PMC servicing system as of June 30, 2022, and for which PMC is performing interim subservicing.

The following table provides a breakdown of our servicer advances:

	June 30, 2022				December 31, 2021
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$5	$40	$5	$50	$2	$66	$7	$75
Government-insured	1	24	18	43	1	55	23	79
Non-Agency	206	230	118	554	225	261	133	618
Total, net	$212	$294	$141	$647	$228	$381	$164	$772

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	June 30,	March 31,	% Change	June 30,	% Change
	2022	2022		2021
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$6,990.9	$6,849.1	2%	$6,341.2	10%
Active Buyouts (2)	46.7	57.8	(19)	24.5	90%
Inactive Buyouts (2)	108.9	108.5	—	81.0	34%
Total	$7,146.4	$7,015.4	2	$6,446.7	11%

Inactive buyouts % to total	1.52%	1.55%	(2)	1.26%	21%

Future draw commitments (UPB) in millions:	1,745.0	1,659.9	5	1,208.8	44%

Fair value in millions:
Loans held for investment (1)	$7,220.8	$7,202.0	—	$6,928.5	4%
HMBS related borrowings	7,155.3	7,118.8	1	6,823.9	5
Net asset value	$65.5	$83.2	(21)	$104.6	(37)%
Net asset value to UPB	0.94%	1.21%		1.65%
(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.

Servicing and Subservicing Fees

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2022	2022		2022	2021
Loan servicing and subservicing fees:
Servicing	$80.9	$88.5	(9)%	$169.4	$143.3	18%
Subservicing	20.4	14.7	39	35.0	6.1	474
MAV	18.8	16.6	13	35.5	—	n/m
NRZ	64.7	67.1	(4)	131.9	158.1	(17)
Servicing and subservicing fees	184.8	187.0	(1)	371.8	307.5	21
Ancillary income	29.7	25.2	18	54.9	44.0	25
	$214.5	$212.2	1%	$426.7	$351.5	21%

The $2.3 million, or 1% increase in total servicing and subservicing fees for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 is primarily driven by the increase in our average subservicing and MAV portfolios partially offset by the decrease in our average owned servicing portfolio, as further discussed below.
The $75.2 million, or 21% increase in total servicing and subservicing fees in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily driven by our successful volume growth strategy, selectively balanced between servicing and subservicing, and the gradual replacement of the NRZ volumes with new relationships and volumes sourced by our Originations business, as further discussed below.
The following table presents the respective drivers of residential loan servicing (owned MSR) and subservicing fees.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2022	2022		2022	2021
Servicing and subservicing fee
Servicing fee (owned MSR)	$80.9	$88.5	(9)%	$169.4	$143.3	18%
Average servicing fee (% of UPB) (1)	0.28	0.28	(1)%	0.28	0.28	(2)%

Subservicing fee (excluding MAV and NRZ)	$20.4	$14.7	39	$35.0	$6.1	474%
Average monthly fee per loan (in dollars) (2)	$27	$27	(1)	$27	$12	122%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio - Owned	$123.7	$133.0	(7)%	$129.0	$108.0	19%
Subservicing portfolio
Subservicing - forward	42.9	32.6	32	37.3	20.9	79%
Subservicing - reverse	24.6	16.3	51	20.2	—	n/m
Total subservicing	67.5	48.8	38	57.5	20.9	175%
MAV	42.3	34.0	24	38.6	—	n/m
NRZ	52.6	54.7	(4)	53.6	64.3	(17)%
Total	$286.1	$270.5	6%	$278.7	$193.2	44%
Average number (in 000’s):
Servicing portfolio	583.9	623.6	(6)%	605.8	547.7	11%
Subservicing portfolio
Subservicing - forward	152.2	116.1	31	132.9	83.7	59%
Subservicing - reverse	102.7	65.1	58	82.8	—	n/m
Total subservicing	254.9	181.2	41	215.7	83.7	158%
MAV	160.9	135.4	19	149.3	—	n/m
NRZ	405.1	422.3	(4)	414.0	482.2	(14)%
	1,404.8	1,362.4	3%	1,384.9	1,113.6	24%
(1)Excludes owned reverse mortgages effective with the three months ended June 30, 2022, Prior periods have been recast to conform to the current presentation.
(2)Excludes MAV portfolio and includes reverse subservicing in the three and six months ended June 30, 2022 and three months ended March 31, 2022.

The table above and fee structure reflects our strategy to grow our subservicing business, with a $5.7 million, or 39% increase in subservicing fees and the increased use of MAV to grow our servicing volume when comparing the first and second quarters of 2022. The $7.6 million, or 9% decline in servicing fee income on our owned MSRs is due to a 7% decrease in our average UPB serviced, primarily driven by the transfer of owned MSRs to MAV with a UPB of $2.4 billion (that did not achieve sale accounting). Subservicing fees increased primarily due to the boarding of approximately 19,000 additional reverse mortgage loans in the second quarter of 2022 under the subservicing agreement with MAM (RMS). This boarding is in addition to approximately 40,000 reverse mortgage loans boarded during the first quarter of 2022.
Year over year, when comparing the six months ended June 30, 2022 with the six months ended June 30, 2021, our servicing fee income increased by $26.2 million or 18% in our owned MSR portfolio, our subservicing fee income grew by $28.9 million, and we generated a new source of fee income with the $35.5 million servicing fee from MAV. We achieved a total $64.3 million fee increase, or 21%, despite a $26.2 million reduction in fees collected on behalf of NRZ due to portfolio runoff. The increase in servicing fees on our owned MSRs is due to a 19% increase in our average volume serviced, primarily driven by bulk acquisitions and the growth in our correspondent lending volumes. The $28.9 million increase in subservicing fees is mostly due to boarding of reverse mortgage loans under the subservicing agreement with MAM (RMS). The average subservicing fee per loan increased from $12 to $27 dollars, driven by the inclusion of reverse mortgage loans that yield relatively higher compensation for both active and inactive loans.
The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the NRZ agreements. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for additional information.

NRZ servicing and subservicing fees	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2022	2022	2022	2021
Servicing fees collected on behalf of NRZ	$64.7	$67.1	$131.9	$158.1
Servicing fees remitted to NRZ (1)	(46.0)	(47.8)	(93.7)	(111.6)
Retained subservicing fees on NRZ agreements (2)	$18.8	$19.4	$38.1	$46.5

Average NRZ UPB ($ in billions)	$52.6	$54.7	$53.6	$64.3
Average annualized retained subservicing fees as a % of NRZ UPB	0.14%	0.14%	0.14%	0.14%
(1)Reported within Pledged MSR liability expense. The NRZ servicing fee includes the total servicing fees collected on behalf of NRZ relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to NRZ reported as Pledged MSR liability expense.
(2)Excludes ancillary income.
For the three months ended June 30, 2022, the net retained fee on our NRZ portfolio declined $0.6 million as compared to the three months ended March 31, 2022. The net retained fee on our NRZ portfolio decreased $8.4 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decline in the NRZ fee collection and remittance is primarily driven by the decline in the average UPB of 4% and 17% in the three and six months ended June 30, 2022, respectively, due to portfolio runoff and prepayments. As the NRZ relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSRs.

The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2022	2022		2022	2021
Late charges	$11.7	$10.0	17%	$21.8	$20.7	5%
Reverse subservicing ancillary fees	6.3	3.1	100	9.4	—	n/m
Loan collection fees	2.9	2.9	(3)	5.8	5.7	2
Recording fees	2.6	3.3	(19)	5.9	6.9	(14)
Custodial accounts (float earnings)	1.8	1.0	83	2.8	2.3	20
Boarding and deboarding fees	1.3	1.3	1	2.7	1.0	161
GSE forbearance fees	0.2	0.2	(2)	0.4	0.6	(33)
Other	2.9	3.3	(13)	6.2	6.9	(9)
Ancillary income	$29.7	$25.2	18%	$54.9	$44.0	25%
Ancillary income for the three months ended June 30, 2022 increased by $4.5 million as compared to the three months ended March 31, 2022 primarily because of a $3.2 million increase in reverse subservicing ancillary fees due to the additional boarding of reverse mortgage loans during the second quarter of 2022 under the subservicing agreement with MAM (RMS) and a $1.7 million increase in late charges due to borrower payment behavior.
As compared to the six months ended June 30, 2021, ancillary income increased by $10.9 million largely due to $9.4 million of reverse subservicing fees recognized during the six months ended June 30, 2022 on reverse mortgage loans boarded during the first and second quarters of 2022 and the fourth quarter of 2021.
Gain (loss) on Loans Held for Sale, Net
Loss on loans held for sale, net for the three months ended June 30, 2022 increased $8.8 million as compared to the three months ended March 31, 2022 due to the loss on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program, net of the associated Ginnie Mae MSR fair value adjustment and advances.
Loss on loans held for sale, net for the six months ended June 30, 2022 was $14.2 million, a $21.9 million unfavorable change as compared to Gain on loans held for sale, net of $7.7 million recognized in the six months ended June 30, 2021. Losses on repurchased loans in connection with Ginnie Mae loan modifications and EBO activities increased $18.0 million due to the $8.8 million loss recognized in the second quarter of 2022 as disclosed above, and the decreased volume and margins on redelivery gains that became minimal in 2022, as a result of higher market interest rates.
Reverse Mortgage Revenue, Net
Reverse mortgage revenue, net reported in the Servicing segment is the net change in fair value of securitized loans held for investment and HMBS-related borrowings. Reverse mortgage revenue, net excludes reverse subservicing that is reflected in Servicing and subservicing fees. The following table presents the components of the net fair value change and is comprised of net interest income and other fair value gains or losses. Net interest income is primarily driven by the volume of securitized UPB as it is the interest income earned on the securitized loans offset against interest expense incurred on the HMBS-related borrowings, and represents a component of our compensation for servicing the portfolio, that is a percentage of the outstanding UPB. Other fair value changes are primarily driven by changes in market-based inputs or assumptions. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2022	2022		2022	2021
Net interest income (servicing fee)	$5.4	$5.3	2%	$10.7	$9.9	8%
Other fair value changes (1)	(24.5)	(17.2)	42	(41.6)	2.6	n/m
Reverse mortgage revenue, net (Servicing)	$(19.0)	$(11.9)	60%	$(30.9)	$12.5	(347)
(1)Includes $2.8 million and $3.8 million of realized gains on tail securitization for the three months ended June 30, 2022 and March 31, 2022, respectively, and $6.7 million and $12.0 million for the six months ended June 30, 2022 and 2021, respectively.

Reverse mortgage revenue, net declined $7.1 million for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022, and declined $43.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The declines are primarily due to unrealized fair value losses on the HECM loan portfolio, net of HMBS, attributable to market conditions. Specifically, fair value losses are driven by increasing interest rates and widening yield spread directly impacting projected asset life and the tail value of the HECM reverse mortgage loans. Tail value declined by $1.0 million and $5.3 million in the three and six months ended June 30, 2022, respectively. Tails represent the future draws of borrowers, scheduled and unscheduled, as well as capitalized interest and are included in the fair value of the underlying loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly. Tails are securitized on a monthly basis and a widening yield spread results in lower cash gain on securitization. Note that the fair value changes of the net asset value between securitized HECM loans and HMBS (referred to as our reverse MSR) attributable to interest rate changes are effectively used as a hedge of our forward MSR portfolio. See further description of our hedging strategy in Item 3. Quantitative and Qualitative Disclosures about Market Risk.
MSR Valuation Adjustments, Net
The following tables summarize the MSR valuation adjustments, net reported in our Servicing segment, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSRs and the MSRs transferred to NRZ and MAV that did not achieve sale accounting treatment:

	Three Months Ended June 30, 2022			Three Months Ended March 31, 2022
	Total (1)	Owned MSR (1)	Pledged MSR (NRZ and MAV) (2)	Total (1)	Owned MSR (1)	Pledged MSR (NRZ and MAV) (2)
Runoff (3)	$(67.6)	$(38.8)	$(28.8)	$(72.8)	$(44.6)	$(28.3)
Rate and assumption change (1)	115.1	75.2	39.9	201.2	145.7	55.5
Hedging gain (loss)	(17.0)	(17.0)	—	(80.0)	(80.0)	—
Total	$30.4	$19.3	$11.1	$48.3	$21.1	$27.2

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Total (1)	Owned MSR	Pledged MSR (NRZ and MAV) (2)	Total (1)	Owned MSR (1)	Pledged MSR (NRZ) (2)
Runoff (3)	$(140.4)	$(83.4)	$(57.0)	$(106.2)	$(67.6)	$(38.5)
Rate and assumption change (1)	316.2	220.9	95.3	28.3	18.4	9.9
Hedging gain (loss)	(97.1)	(97.1)	—	(14.8)	(14.8)	—
Total	$78.7	$40.4	$38.3	$(92.6)	$(64.0)	$(28.6)
(1)Excludes gains of $2.6 million and $1.1 million in the three months ended June 30, 2022 and March 31, 2022, respectively, and $3.7 million and $17.3 million in the six months ended June 30, 2022 and 2021, respectively, on the revaluation of MSRs purchased at a discount, that is reported in the Originations segment as MSR valuation adjustments, net. Effective in the first quarter of 2022, we recognize revaluation gains or losses on Fannie Mae MSRs purchased through the Agency Cash Window Program within the Servicing segment that were historically reported in the Originations segment. Segment results for prior periods have been recast to conform to the current segment presentation. Such revaluation gains were $— (nil) for the three and six months ended June 30, 2021.
(2)MSR sale transactions with NRZ and MAV that do not achieve sale accounting treatment. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
(3)The terms runoff and realization of expected future cash flows may be used interchangeably within this discussion.
We reported a $30.4 million gain in MSR valuation adjustments, net for the three months ended June 30, 2022, comprised of a $19.3 million gain on our owned MSRs and an $11.1 million gain on the MSRs transferred to NRZ and MAV. The $19.3 million gain on our owned MSRs for the three months ended June 30, 2022 is comprised of a $75.2 million gain on the MSR portfolio attributable to rate and assumption changes, a $17.0 million hedging loss and $38.8 million MSR portfolio runoff. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The fair value gain due to rate and assumption changes is primarily due to an increase in market interest rates (e.g., the 10-year swap rate increased by 65 basis points in the three months ended June 30, 2022).

The $17.9 million decline in gain on MSR valuation adjustments, net for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 is primarily due to an $86.1 million decrease in the gain attributed to rate and assumption change, partially offset by a $63.0 million decrease in the hedging loss. The lower fair value gains attributed to rate and assumption change are driven by lower increases in rates in the respective periods. The 10-year swap rate increased by 65 basis points in the second quarter of 2022 and 83 basis points in the first quarter of 2022. Our MSR hedging policy is designed to reduce the volatility of the MSR portfolio fair value due to market interest rates. The changes in fair value of the MSR and hedging derivatives were not offset to the same extent as per their expected hedging sensitivity measures in the first quarter of 2022, mainly due to non-parallel changes in the interest rate curve, the basis risk inherent in the MSR profile and the available hedging instruments, and an over-hedge sensitivity profile. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.
For the six months ended June 30, 2022, we reported a $78.7 million gain in MSR valuations, net as compared to a loss of $92.6 million for the six months ended June 30, 2021. This favorable variance of $171.3 million is due to a $287.9 million increase in the gain attributed to rate and assumption change offset by an $82.3 million increase in the hedging loss and a $34.3 million increase in runoff. The increase in gain on rate and assumption change is primarily due to an increase in market interest rates (e.g., the 10-year swap rate increased by 148 basis points in the six months ended June 30, 2022 and increased by 52 basis points in the six months ended June 30, 2021). The increase in runoff is due to an increase in MSR portfolio size due to significant bulk MSR acquisitions in 2021 partially offset by lower prepayment speeds in 2022.
The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs (excluding NRZ and MAV related MSRs) during the second quarter of 2022, with the breakdown by investor type.

	Owned MSR Fair Value (1)								Owned MSR UPB ($ in billions) (1)
	GSEs		Ginnie Mae		Non- Agency		Total		GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$1,204.4		$120.1		$110.7		$1,435.2		$87.6	$11.6	$16.6	$115.7
Additions
New cap.	50.1		10.1		—		60.2		3.6	0.5	—	4.1
Purchases	32.7		4.2		—		36.9		3.0	0.2	—	3.2
Sales/servicing transfers	—		—		—		—		—	—	—	—
Sales/calls (3)	(33.4)		14.7		—		(18.7)		(2.4)	(0.3)	—	(2.7)
Change in fair value:
Inputs and assumptions (2)	59.0		11.0		7.2		77.2		—	—	—	—
Realization of cash flows	(31.4)		(1.6)		(5.1)		(38.1)		(2.8)	(0.5)	(0.8)	(4.1)
Ending balance	$1,281.4		$158.5		$112.7		$1,552.6		$88.9	$11.6	$15.8	$116.3
Fair value (% of UPB)	1.44%		1.37%		0.71%		1.34%
Fair value multiple (4)	5.63	x	3.81	x	2.17	x	4.83	x
(1)See Note 7 – Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information on the NRZ and MAV portfolios.
(2)Mostly changes in interest rates, except for gains of $2.6 million on the revaluation of purchased MSRs, that are reported in the Originations segment.
(3)Includes $33.4 million fair value and $2.4 billion UPB of MSR sales to MAV that did not achieve sale accounting treatment.
(4)Multiple of average servicing fee and UPB.
The $11.1 million gain on the transferred MSRs not qualifying for sale accounting (transferred to NRZ and MAV) for the three months ended June 30, 2022 includes $39.9 million fair value gain attributable to rates and assumptions and $28.8 million runoff. The $39.9 million fair value gain attributable to rates and assumptions during the three months ended June 30, 2022 is mostly driven by the increase in market rates during the quarter. This MSR fair value gain is partially offset by a fair value loss recorded on the associated NRZ and MAV MSR pledged liability. The runoff is explained by the same factors underlying our owned MSR, discussed above, the transfers of MSRs to MAV beginning in the third quarter of 2021 and the decline in the NRZ MSR portfolio.

Compensation and Benefits

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2022	2022		2022	2021
Compensation and benefits	$34.9	$29.0	20%	$64.0	$51.2	25%

Average Employment
India and other	2,637	2,463	7%	2,554	2,421	5
U.S.	1,082	1,023	6	1,052	661	59
Total	3,719	3,486	7%	3,606	3,082	17%
Compensation and benefits expense for the three months ended June 30, 2022 increased $5.9 million, or 20%, as compared to the three months ended March 31, 2022 primarily due to a $3.1 million increase in the fair value of cash-settled share-based awards associated with the increase in our common stock price during the quarter. In addition, salaries and benefit expense increased $2.6 million due to a 7% increase in our average Servicing headcount, mostly in support of the growth in our reverse mortgage subservicing business.
As compared to the six months ended June 30, 2021, Compensation and benefits expense for the six months ended June 30, 2022 increased $12.8 million, or 25%, primarily due to a 17% increase in our average Servicing headcount, mostly onshore. The increase in servicing headcount primarily reflects the hiring of employees to support the growth of the reverse servicing platform, specifically the acquisition of reverse mortgage subservicing from MAM (RMS). Incentive compensation decreased $1.5 million primarily due to a $2.2 million decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price at June 30, 2022 as compared to June 30, 2021.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.
Servicing expense increased in the three months ended June 30, 2022 by $4.8 million as compared to the three months ended March 31, 2022, primarily due to a $4.0 million release of provision for indemnification recorded in the first quarter of 2022 due to a favorable settlement and a $1.0 million increase in provision expense on government-insured claims receivables due to increased government-insured claim loss volumes.
As compared to the six months ended June 30, 2021, Servicing expense for the six months ended June 30, 2022 declined $21.1 million. The decline is primarily due to a $6.9 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume, a $5.7 million release of provision for indemnification recorded in the six months ended June 30, 2022 related to favorable settlements, a $4.7 million decrease in reverse subservicing expenses driven by the transfer of our owned reverse portfolio from a subservicer onto our platform beginning in the fourth quarter of 2021, and a $2.3 million reduction in interim subservicing costs incurred on bulk acquisitions in the first half of 2021.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended June 30, 2022 decreased $2.5 million as compared to the three months ended March 31, 2022 primarily due to a $3.4 million decline in Professional services expense driven by the recovery of legal expenses related to a favorable settlement, partially offset by the increase in other professional fees, including costs incurred related to MSR sales.
Other operating expenses decreased by $1.3 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The net $7.2 million decline in Professional services includes a $15.0 million decrease in legal expenses, mostly due to the recovery of legal expenses in the first and second quarter of 2022 totaling $14.1 million related to a favorable settlement, offset by a $7.2 million increase in other professional fees primarily related to our reverse sub-servicing business. Overhead allocations decreased $1.8 million largely due to a decline in operating expenses in the technology support function as a result of headcount reduction and other cost saving efforts. Offsetting these decreases, Occupancy and equipment expense increased $3.5 million primarily due to an increase in printing and mailing expenses mostly as a result of the increase in the average number of loans serviced and additional mailing driven by acquisition of reverse mortgage subservicing, Technology and communications increased $1.9 million primarily due to higher fees related to our forward loan servicing system due to the increase in the average number of loans serviced, and Other expense increased by $2.2 million driven primarily by the amortization expense recognized during the six months ended June 30, 2022 on the reverse subservicing contract intangible asset recorded in October 2021 and April 2022 as part of the transactions with MAM (RMS).

Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Interest expense
Advance match funded liabilities	$2.8	$2.7	3%	$5.5	$8.8	(37)%
Mortgage loan warehouse facilities	1.8	3.1	(42)	4.9	3.4	42
MSR financing facilities	8.6	7.8	10	16.4	9.3	75
Corporate debt interest expense allocation (1)	8.0	7.8	2	15.7	11.9	32
Escrow	1.2	1.8	(32)	2.9	2.8	6
Total interest expense	$22.3	$23.1	(3)%	$45.4	$36.2	25%

Average balances
Advances	$692.2	$745.8	(7)%	$718.4	$766.0	(6)%
Advance match funded liabilities	467.9	488.2	(4)	478.0	519.8	(8)
Mortgage loan warehouse facilities	205.1	369.8	(45)	287.0	180.3	59
MSR financing facilities	901.6	925.8	(3)	913.6	442.5	106

Effective average interest rate
Advance match funded liabilities	2.39%	2.22%	8%	2.30%	3.37%	(32)%
Mortgage loan warehouse facilities	3.50	3.32	5	3.39	3.81	(11)
MSR financing facilities	3.80	3.37	13	3.58	4.22	(15)
Facility costs included in interest expense	$2.3	$2.2	8	$4.5	$5.7	(20)
Average 1ML	1.01%	0.23%	348%	0.61%	0.11%	467
Average 1M Term SOFR	0.92%	0.16%	475%	0.54%	0.03%	n/m
(1)Effective in the first quarter of 2022, interest expense on the OFC Senior Secured Notes is no longer allocated to the Servicing segment. Corporate debt interest expense allocation for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for the six months ended June 30, 2021 is $7.4 million.
Interest expense for the three months ended June 30, 2022 was mostly flat (declined by $0.8 million or 3%) as compared to the three months ended March 31, 2022, with the decrease in our average debt balances mostly offset by a higher average funding cost. The decrease in our average debt balances was mostly due our efforts to reduce the loans held for sale portfolio, including repurchased loans from Ginnie Mae securitizations.
As compared to the six months ended June 30, 2021, interest expense for the six months ended June 30, 2022 increased $9.2 million, or 25%, due to an overall increase in the average debt balances to finance the growth of the business, partially offset by a lower funding cost. The $7.1 million increase in interest expense on MSR financing facilities, $3.8 million increase in the corporate debt interest expense allocation and $1.4 million increase on mortgage loan warehouse facilities, are mostly the result of a larger MSR portfolio, partially offset by lower funding costs. These increases in interest expense were partially offset by a $3.3 million decline in interest expense on advance match funded facilities due to a lower average balance of advances and borrowings and a lower cost of funds.
Interest income for the three months ended June 30, 2022 decreased $1.1 million as compared to the three months ended March 31, 2022 mostly due to lower loans held for sale average balance driven by a significant sale of Ginnie Mae repurchased loans in the second quarter of 2022. As compared to the six months ended June 30, 2021, interest income for the six months ended June 30, 2022 increased $4.6 million primarily due to higher loans held for sale average balances driven by higher Ginnie Mae EBO repurchases during 2021 and the first quarter of 2022.
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
The following table provides information regarding Pledged MSR liability expense:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Net servicing fee remittance (1)	$61.2	$61.4	—%	$122.6	$111.6	10%
Pledged MSR liability fair value (gain) loss (1)	11.1	27.2	(59)	38.3	(28.6)	(234)
Other	1.8	(1.7)	(206)	0.1	(5.3)	(102)
Pledged MSR liability expense	$74.1	$86.9	(15)%	$161.0	$77.7	107%
(1)See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
Pledged MSR liability expense for the three months ended June 30, 2022 decreased $12.8 million, as compared to the three months ended March 31, 2022, largely due to a $14.1 million fair value loss recorded in the first quarter of 2022 as a result of the amendment in March 2022 of the MAV Subservicing agreement (as a change in the present value of future contractual cash flows). Effective March 1, 2022, PMC and MAV amended certain provisions of the subservicing agreement to adjust down the ancillary fee retained by PMC. Fair value adjustments of our MSR pledged liability (losses in the first and second quarter of 2022 driven by rising interest rates) are partially offset by fair value adjustments (gains) to the related MSR asset, which are recorded in MSR valuation adjustments, net. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR) and Servicing and subservicing fees (NRZ and MAV).
Pledged MSR liability expense for the six months ended June 30, 2022 increased $83.3 million, as compared to the six months ended June 30, 2021, primarily due to a $66.9 million increase in unfavorable fair value change on the pledged MSR liability and an $11.0 million increase in net servicing fee remittance. These changes are largely driven by rising interest rates in the six months ended June 30, 2022, as well as the launch of MAV in the second half of 2021 and the associated recognition of the MAV pledged MSR liability that is more interest rate sensitive than the NRZ pledged MSR liability.

ORIGINATIONS
We originate and purchase loans and MSRs through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window and Co-issue programs and bulk MSR purchases.
We originate and purchase conventional loans (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (FHA, VA or USDA) forward mortgage loans. The GSEs and Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, that are mostly insured by the FHA and we are an approved issuer of HMBS that are guaranteed by Ginnie Mae.
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
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. As of June 30, 2022, we have relationships with 506 approved correspondent sellers, or 68 new sellers since December 31, 2021.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs. As of June 30, 2022, we have relationships with 202 approved sellers through the Agency Cash Window co-issue programs, or 48 new sellers since December 31, 2021.
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
For the second quarter of 2022, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $4.3 billion and $431.5 million, respectively. In addition, we purchased $3.2 billion UPB MSR through the Agency Cash Window and flow purchase programs during the second quarter of 2022.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2022	2022		2022	2021
Revenue
Gain on loans held for sale, net	$12.5	$12.8	(2)%	$25.3	$64.9	(61)%
Reverse mortgage revenue, net	16.4	25.0	(34)	41.4	38.6	7
Other revenue, net (1)	7.3	7.3	—	14.6	18.2	(20)
Total revenue	36.3	45.0	(19)	81.3	121.7	(33)

MSR valuation adjustments, net (2)	2.6	1.1	146	3.7	17.3	(79)

Operating expenses
Compensation and benefits	24.6	28.5	(14)	53.0	46.2	15
Origination expense	3.5	3.5	(1)	7.0	6.0	17
Occupancy and equipment	1.3	1.6	(17)	2.9	3.1	(7)
Technology and communications	2.6	2.5	4	5.1	3.7	38
Professional services	1.5	1.7	(13)	3.2	5.0	(36)
Corporate overhead allocations	5.5	5.3	4	10.7	9.7	11
Other expenses	3.6	3.2	11	6.8	4.3	59
Total operating expenses	42.5	46.2	(8)	88.7	77.9	14

Other income (expense)
Interest income	6.6	3.0	122	9.6	5.4	77
Interest expense	(5.1)	(4.2)	21	(9.4)	(8.3)	14
Other, net	0.3	(1.4)	(120)	(1.1)	(0.1)	846
Total other income (expense), net	1.8	(2.7)	(166)	(0.9)	(2.9)	(69)

Income (loss) before income taxes	$(1.8)	$(2.8)	(35)%	$(4.7)	$58.1	(108)%
(1)Includes ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level of $0.6 million and $0.5 million for the three months ended June 30, 2022 and March 31, 2022, respectively, and $1.1 million and $4.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
(2)Effective first quarter of 2022, we report MSRs purchased through the Fannie Mae Cash Window program and the associated economics in our Servicing segment upon acquisition, as such MSRs are transferred to MAV monthly under an MSR flow sale agreement and subserviced by PMC. Segment results for prior periods have been recast as applicable to conform to the current segment presentation. The MSR valuation adjustments, net reclassified to the Servicing segment for the six months ended June 30, 2021 was nil.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2022	2022		2022	2021

Loan Production by Channel
Forward loans
Correspondent	$3,937.4	$2,674.0	47%	$6,611.4	$5,116.3	29%
Consumer Direct	323.7	662.8	(51)%	986.4	1,172.1	(16)
	$4,261.1	$3,336.7	28%	$7,597.8	$6,288.3	21%

% Purchase production	69%	40%	73	55%	21%	158
% Refinance production	31	60	(48)	45	79	(43)

Reverse loans (1)
Correspondent	$206.0	$281.5	(27)%	$487.5	$338.4	44%
Wholesale	90.2	118.2	(24)	208.4	110.9	88
Retail	135.3	147.3	(8)	282.6	153.8	84
	$431.5	$547.0	(21)%	$978.5	$603.2	62%

MSR Purchases by Channel
Agency Cash Window / Flow MSR	$3,207.9	$4,091.5	(22)%	7,299.4	$12,153.5	(40)%
Bulk MSR purchases	—	—	n/m	—	55,133.5	(100)
Bulk reverse purchases	—	209.1	(100)	209.1	—	n/m
	$3,207.9	$4,300.6	(25)	$7,508.4	$67,287.0	(89)

Total	$7,900.6	$8,184.3	(3)%	$16,084.8	$74,178.5	(78)%

Short term loan commitment (at period end)
Forward loans	$526.2	$569.8	(8)%	$526.2	$995.0	(47)%
Reverse loans	31.2	47.8	(35)	31.2	68.4	(54)

Average Employment
Forward
U.S.	365	519	(30)	445	454	(2)
India and other	413	488	(15)	446	288	55
	778	1,007	(23)	891	742	20
Reverse
U.S.	220	215	2	216	152	42
India and other	81	91	(11)	86	24	258
	301	306	(2)	302	176	72
Total Originations	1,079	1,313	(18)%	1,193	918	30%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Gain on Loans Held for Sale (1)
Correspondent	$5.6	$0.1	n/m	$5.7	$8.2	(31)%
Consumer Direct	7.0	12.6	(45)	19.6	56.6	(65)
	$12.5	$12.8	(2)%	$25.3	$64.9	(61)%

% Gain on Sale Margin (2)
Correspondent	0.14%	0.01%	n/m	0.09%	0.16%	(46)%
Consumer Direct	2.15	1.91	13	1.99%	4.83	(59)
	0.29%	0.38%	(23)%	0.33%	1.03%	(68)%

Origination UPB (3)
Correspondent	$3,937.4	$2,674.0	47%	$6,611.4	$5,116.3	29%
Consumer Direct	$323.7	$662.8	(51)	$986.4	$1,172.1	(16)
	$4,261.1	$3,336.7	28%	$7,597.8	$6,288.3	21%
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
Gain on loans held for sale, net for the three months ended June 30, 2022 was mostly flat as compared to the three months ended March 31, 2022 (decreased by $0.3 million, or 2%) with the reduction in loan production volume in the Consumer direct channel mostly offset by improved margins in both channels and a loan production volume increase in the Correspondent channel, as detailed in the above table. The Consumer Direct new production volume decrease is driven by rising interest rates during 2022, significantly reducing opportunities for existing borrowers to refinance. Gain on sale increased in the Correspondent channel primarily due to the increase in loan production volume. As interest rates rapidly increased during the first quarter of 2022 and the range of pricing widened in different markets, we intentionally constrained our volume when valuations did not align with our expectations. In the second quarter of 2022, with our efforts to prudently manage market conditions, we were able to grow volume at margin levels that met our targets.
As compared to the six months ended June 30, 2021, Gain on loans held for sale, net for the six months ended June 30, 2022 declined $39.6 million, or 61% primarily due to a $37.0 million decrease in our Consumer Direct channel, driven by a 59% decline in margin and 16% decrease in loan production attributed to this channel, as detailed in the above table. Our Consumer Direct channel benefited from historical low rate conditions during the first six months of 2021 and was exposed to rapidly changing and unfavorable market conditions for borrower refinancing due to rising interest rates during the first six months of 2022. Our loan production volume for our Correspondent channel increased $1.5 billion, or 29% as a result of our channel growth strategy. On June 1, 2021, we expanded our network of correspondent lenders through the assignment by Texas Capital Bank (TCB) to us, of all its correspondent loan purchase agreements with its correspondent sellers (approximately 220 sellers). Margins of our Correspondent channel declined when comparing the first six months of 2022 with the first six months of 2021 due to our prudent pricing and growth in the market during the first quarter 2022,as discussed above.

Reverse Mortgage Revenue, Net
The following table provides information regarding Reverse mortgage revenue, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Origination UPB (1)	$431.5	$547.0	(21)%	$978.5	$603.2	62%
Origination margin (2)	3.80%	4.56%	(17)	4.23%	6.40%	(34)
Reverse mortgage revenue, net (Originations) (3)	$16.4	$25.0	(34)%	$41.4	$38.6	7%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB. Note that the ratio includes gains or losses on interest rate lock commitments.
(3)Includes gain on new origination, and loan fees and other. Includes non-cash gain on securitization of newly originated loans of $10.2 million and $21.3 million during the three and six months ended June 30, 2022, respectively, $11.1 million for the three months ended March 31, 2022, and $14.1 million during the six months ended June 30, 2021.
We reported $16.4 million Originations Reverse mortgage revenue, net for the three months ended June 30, 2022, an $8.6 million, or 34% decrease as compared to the three months ended March 31, 2022. As detailed in the above table, the decrease is driven by a lower average margin and lower volume across the three channels. Our higher-margin reverse retail channel generated a net $4.7 million revenue decrease quarter over quarter due to the decline in volume as well as margin. The decrease in margin during the three months ended June 30, 2022 is primarily due to the increase in market interest rates and the widening of spreads during the second quarter of 2022.
As compared to the six months ended June 30, 2021, Reverse mortgage revenue, net for the six months ended June 30, 2022 increased $2.8 million, or 7%, The increase is primarily driven by an increase in volume in all three channels, offset by lower margins in all channels. The significant increase in the volume in all reverse channels was largely offset by a lower average margin mostly due to the increase in market interest rates in the second quarter of 2022 and higher level of yield spread widening observed in the market. Our higher-margin reverse Retail channel generated a net $5.7 million revenue increase in the six months ended June 30, 2022 as compared to the same period of 2021.
Other Revenue, net
Other revenue for the three months ended June 30, 2022 was unchanged as compared to the three months ended March 31, 2022. As compared to the six months ended June 30, 2021, Other revenue for the six months ended June 30, 2022 declined $3.6 million, primarily due to a decline in setup fees earned for loans boarded on our servicing platform driven by the decrease in Consumer Direct origination volume as well as a decline in ancillary fee income related to MSR acquisitions.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net for the three months ended June 30, 2022 increased $1.5 million as compared to the three months ended March 31, 2022 due to additional revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. We transfer the MSR from the Originations segment to the Servicing segment at fair value.
As compared to the six months ended June 30, 2021, MSR valuation adjustments, net for the six months ended June 30, 2022 decreased $13.6 million. Opportunities for fair value discount or margins were greater in the early period of the pandemic and have reduced as markets normalized.
Operating Expenses
Operating expenses for the three months ended June 30, 2022 decreased $3.7 million, or 8%, as compared to the three months ended March 31, 2022, primarily due to a $3.9 million, or 14% decrease in Compensation and benefits that was mostly attributed to an 18% lower average total headcount. Forward Originations headcount, mostly Consumer Direct, declined in the three months ended June 30, 2022 by 23% as part of our efforts to right size our resources to market opportunities.
As compared to the six months ended June 30, 2021, Operating expenses for the six months ended June 30, 2022 increased $10.8 million, or 14%. Compensation and benefits increased $6.8 million, or 15% with a $4.3 million increase in salary and benefits due to increased headcount in both Forward and Reverse, a $2.4 million increase in commissions driven by higher Forward and Reverse origination volumes and a $2.1 million increase in severance expense, partially offset by a $1.5 million decline in incentive compensation and retention bonuses. The decline in incentive compensation and retention bonuses is primarily due to a decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price at June 30, 2022 as compared to June 30, 2021, and a reduction in employee retentions during the six months ended June 30, 2022. Originations average total headcount increased 30% as compared to the six months ended June 30, 2021, reflecting an increase in loan production levels and the integration of the TCB correspondent lending resources in the second half of 2021. The offshore-to-total average headcount ratio for Originations increased from 34% for the six months ended June 30, 2021 to 45% for the six months ended June 30, 2022. Other operating expenses increased $4.0 million primarily due to increased volume and Originations business expansion, including a $2.0 million increase in advertising expense mostly attributed to Reverse Originations. The $1.0 million increase in Origination expense and $1.4 million increase in Technology and communications attributed to higher loan production volume is mostly offset by a $1.8 million decrease in Professional services, explained by outsourced surge resources utilized during the six months ended June 30, 2021 to support higher production volumes.
Certain other operating expenses are variable, and as a result, as origination volume increased or decreased so did the related expenses. Examples include credit reports, appraisals, settlement fees, and tax service fees recorded in Origination expenses or certain outsourced services including surge resources recorded in Professional services.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. The increase in interest income and interest expense during the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 is primarily the result of the increase in average held for sale loan and warehouse debt balances due to higher loan production volumes, and an increase in average interest rates driven by base rate increases. As compared to the six months ended June 30, 2021, interest income and interest expense for the six months ended June 30, 2022 increased primarily due to the increase in average held for sale loan and warehouse debt balances due to higher loan production volumes, offset in part by a decline in average interest rates driven by lower margins on warehouse lines across all asset fundings.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment based on relative financing requirements. Effective in the first quarter of 2022, we no longer allocate the OFC Senior Secured Notes and related interest expense to the Servicing and Originations segments. Accordingly, the financing cost of the Servicing and Originations segments reflects and is consistent with the financing structure of the licensed entity PMC that carries out these businesses and does not depend on the financing structure strategy of its parent, as a holding company. Interest expense allocated to the Servicing and Originations segments for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for the six months ended June 30, 2021 is $7.4 million.
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
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 60% quota share of premiums and all related losses and loss adjustment expenses incurred by the third-party insurer, effective March 2021, with a 50% quota through February 2021. The reinsurance agreement expires December 31, 2023, but may be terminated by either party at any time with six months advance written notice. The agreement will automatically renew for additional one-year terms unless either party provides 60 days advance written notice prior to renewal.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31		June 30,	June 30,
	2022	2022		2022	2021
Revenue
Premiums (CRL)	$1.5	$1.7	(9)%	$3.2	$2.7	19%
Other revenue	0.1	0.1	(14)	0.3	0.1	98
Total revenue	1.6	1.8	(10)	3.4	2.8	23

Operating expenses
Compensation and benefits	24.4	10.5	132	34.9	43.1	(19)
Professional services	3.8	3.6	4	7.4	20.4	(64)
Technology and communications	5.5	5.9	(6)	11.4	11.5	(1)
Occupancy and equipment	0.6	0.6	4	1.2	1.6	(21)
Servicing and origination	—	(0.2)	(72)	(0.2)	0.6	(134)
Other expenses	2.2	2.5	(10)	4.7	2.3	104
Total operating expenses before corporate overhead allocations	36.5	22.9	59	59.4	79.4	(25)
Corporate overhead allocations
Servicing segment	(11.7)	(11.1)	5	(22.8)	(24.6)	(7)
Originations segment	(5.5)	(5.3)	4	(10.7)	(9.7)	11
Total operating expenses	19.4	6.5	196	25.9	45.2	(43)

Other income (expense), net
Interest income	0.1	0.1	84	0.2	0.2	8
Interest expense	(10.4)	(10.5)	(1)	(21.0)	(17.5)	20
Gain (loss) on extinguishment of debt	0.9	—	n/m	0.9	(15.5)	(106)
Other, net	(0.2)	0.5	(142)	0.3	0.5	(36)
Total other income (expense), net	(9.6)	(9.9)	(4)	(19.5)	(32.3)	(40)

Income (loss) before income taxes	$(27.3)	$(14.6)	86%	$(41.9)	$(74.6)	(44)%
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for the three months ended June 30, 2022 increased $13.9 million, or 132%, as compared to the three months ended March 31, 2022 primarily as a result of a $10.3 million increase in incentive compensation and a $1.7 million increase in severance. The increase in incentive compensation is mostly due to an $8.4 million increase in the fair value of cash-settled share-based awards associated with the increase in our common stock price during the quarter and forfeitures of unvested awards in the first quarter of 2022. The average Corporate headcount declined 2% and the mix between onshore and offshore was mostly unchanged.
As compared to the six months ended June 30, 2021, Compensation and benefits expense for the six months ended June 30, 2022 decreased $8.2 million, or 19%, primarily as a result of an $8.3 million decrease in incentive compensation and a $2.0 million decrease in salaries and benefit expense, partially offset by a $1.9 million increase in severance. The decline in incentive compensation is primarily due to a $7.7 million decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price at June 30, 2022 as compared to June 30, 2021. The decline in salaries and benefit expense is driven by a 4% decline in average Corporate headcount. The Corporate offshore-to-total average headcount ratio declined from 74% for the six months ended June 30, 2021 to 71% for the six months ended June 30, 2022 .

Professional Services
Professional services expense for the three months ended June 30, 2022 was unchanged as compared to the three months ended March 31, 2022 as the $1.1 million increase in legal expenses was offset by a decrease in other professional fees. The net increase in legal expenses is largely due to a $2.7 million lower recovery of expenses in the second quarter of 2022 related to litigation matters, partially offset by a reduction in expenses related to other legal matters. The decrease in other professional fees is primarily due to a higher utilization of professional services in the first quarter of 2022, including consulting services related to corporate strategy and business initiatives.
As compared to the six months ended June 30, 2021, Professional services expense for the six months ended June 30, 2022 declined $13.0 million, or 64%, primarily due to a $9.7 million decrease in legal expenses due to the $6.8 million recovery of expenses related to a litigation matter in the six months ended June 30, 2022 and a decrease in expenses related to other legal matters. Other professional fees declined $3.3 million primarily due to $3.2 million of advisory fees related to our MSR investment joint venture with Oaktree, MAV Canopy, which closed on May 3, 2021.
Other operating expenses for the three months ended June 30, 2022 remained flat as compared to the three months ended March 31, 2022. Other operating expenses for the six months ended June 30, 2022 increased $2.4 million as compared to the six months ended June 30, 2021 primarily due to an increase in license fees and franchise taxes (non-income related).
Other Income (Expense)
Interest expense remained flat for the three months ended June 30, 2022 as compared to three months ended March 31, 2022. The debt balance of the Corporate segment is comprised mostly of the OFC Senior Secured Notes issued by Ocwen (parent company) as the PMC Senior Secured Notes are largely allocated to the Servicing and Originations segments.
As compared to the six months ended June 30, 2021, interest expense for the six months ended June 30, 2022 increased $3.5 million, or 20%. The increase is primarily driven by a higher cost of corporate debt that is mostly due to the OFC senior secured notes issued on March 4, 2021 and May 3, 2021. The notes were issued to Oaktree together with warrants that resulted in an additional discount, the accretion of which is reported as interest expense.
During the second quarter of 2022, we recognized a gain on debt extinguishment of $0.9 million resulting from our repurchase of $25.0 million PMC 7.875% Senior Secured Notes due March 2026 at a discount, net of the proportionate write-off of unamortized discount and debt issuance costs. In March 2021, we recognized a loss on debt extinguishment of $15.5 million resulting from our early repayment of the SSTL due May 2022 and our early redemption of our 6.375% PHH senior unsecured notes due August 2021 and our 8.375% PMC senior secured notes due November 2022. The loss on debt extinguishment includes the write-off of unamortized debt issuance costs and discount, as well as contractual prepayment premiums.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with our lenders and as a result, renew, replace or extend our debt agreements to the extent necessary to finance our operations. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information. We actively monitor and, during the six months ended June 30, 2022, we have adjusted our borrowing capacity on our various collateralized debt agreements to align with our financing needs and to optimize our financing costs.

A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows at the dates indicated:

	June 30, 2022			December 31, 2021
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$570.0	$74.5	$18.5	$595.0	$82.7	$—
Mortgage loan warehouse facilities	2,109.1	288.5	1,041.3	2,119.3	240.3	794.0
MSR financing facilities	910.0	68.9	49.5	785.0	40.4	18.3
Total	$3,589.1	$432.0	$1,109.3	$3,499.3	$363.4	$812.3
Total Capacity increase (decrease)	$89.8	$68.6	$297.0	3%	19%	37%
Advance facilities	(25.0)	(8.2)	18.5	(4)	(10)	—
Mortgage loan warehouse facilities	(10.2)	48.2	247.3	—	20	31
MSR financing facilities	125.0	28.5	31.2	16	71	170
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
Our total borrowing capacity increased by $89.8 million (or 3%) in the six months ended June 30, 2022, mostly driven by a $125.0 million (16%) increase in the capacity of our MSR financing facilities to fund our MSR portfolio growth. Partially offsetting this increase is a $25.0 million decrease in capacity on our advance facilities, consistent with the decrease in our advances. At June 30, 2022, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at June 30, 2022 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral.
We may utilize committed borrowing capacity under our mortgage warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At June 30, 2022, we had $1.9 million committed borrowing capacity under our mortgage loan warehouse facilities and $10.6 million committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At June 30, 2022, our unrestricted cash position was $255.9 million compared to $192.8 million at December 31, 2021. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
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
•Projected funding requirements for acquisitions of MSRs and other investment opportunities, including our equity contributions to MAV Canopy;
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.7 billion at June 30, 2022. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2022, we funded $114.6 million out of the $1.5 billion borrowing capacity available as of December 31, 2021. We also had short-term commitments to lend $526.2 million and $31.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2022. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases), or when they become inactive (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments). Our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of June 30, 2022, we have approximately $1.9 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $779.3 million of borrowings under forward and reverse mortgage warehouse facilities, $475.5 million of notes under advance financing facilities that will enter their respective amortization periods, $608.7 million outstanding under Agency and Ginnie Mae MSR financing facilities maturing in the next 12 months and $19.7 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
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
On May 20, 2022, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $50.0 million of Ocwen’s issued and outstanding shares of common stock. Through July 2022, we completed the repurchase of 490,317 shares of our common stock under this program for a total purchase price of $14.6 million. Unless Ocwen amends the share repurchase program or repurchases the full $50.0 million amount by an earlier date, the share repurchase program will continue through November 20, 2022. We intend to finance the remaining share repurchases through available cash.
Our medium- and long-term requirements for cash include:
•Payment of interest and principal repayment of our corporate debt that matures in 2026 and 2027;
•Any payments associated with the confirmation of loss contingencies; and
•Any other payments required under contractual obligations discussed above that extend beyond one year.
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

Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our use of advance financing facilities is integral to our cash and liquidity management strategy. Revolving variable funding notes issued under our advance financing facilities to financial institutions typically have a revolving period of 12 months. Term notes are generally issued to institutional investors with one-, two- or three-year revolving periods. Additionally, certain of our financing and subservicing agreements permit us to retain advance collections for a period ranging from one to two business days before remittance, thus providing a source of short-term liquidity.
We use mortgage loan repurchase and participation facilities (commonly called warehouse lines) to fund newly-originated loans on a short-term basis until they are sold or securitized to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second-lien loans and other types of loans. Warehouse facilities are structured as repurchase or participation agreements under which ownership of the loans is temporarily transferred to the lender. These facilities contain eligibility criteria that include aging and concentration limits by loan type among other provisions. Currently, our master repurchase and participation agreements generally have maximum terms of 364 days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
We also rely on the secondary mortgage market as a source of consistent liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA, VA or USDA.
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
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $87.5 million in consolidated liquidity, as defined, under certain of our MSR financing facilities agreements. At June 30, 2022, we held unrestricted cash in excess of this minimum amount.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Stable	February 24, 2021
S&P	B-	Stable	January 24, 2022
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
Our cash flows are summarized as follows:

$ in millions	For the Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$299	$(216)
Net cash provided by (used in) investing activities	(125)	(722)
Net cash provided by (used in) financing activities	(114)	893
Net increase (decrease) in cash, cash equivalents and restricted cash	$59	$(46)
Cash, cash equivalents and restricted cash at end of period	$323	$312

Cash flows for the six months ended June 30, 2022
Our operating activities provided $298.9 million of cash with net cash received on loans held for sale of $120.6 million for the six months ended June 30, 2022 due to higher forward loan production volumes. In addition, net collections of servicing advances were $105.9 million, mostly T&I advances.
Our investing activities used $125.3 million of cash. The primary uses of cash in our investing activities include $149.1 million net cash outflows in connection with our HECM reverse mortgages, $6.9 million acquisition of reverse subservicing agreement and $103.5 million to purchase MSRs. Offsetting cash inflows include $134.5 million proceeds from the sale of MSRs to an unrelated third party. Capital distributions of $16.9 million received from our equity method investee MAV Canopy were offset by $16.5 million of capital contributions.
Our financing activities used $114.4 million of cash. Cash outflows include $217.0 million net repayments of borrowings under our mortgage warehouse and MSR financing facilities due to the decline in loans held for sale, $35.3 million of net repayments on advance match funded liabilities due to the decline in servicing advances, $57.0 million of net payments on the financing liabilities related to MSRs transferred due to runoff. We also paid $23.6 million to repurchase $25.0 million of our 7.875% PMC Senior Secured Notes and $2.3 million to repurchase 84,087 shares of our common stock. Cash inflows include $1.1 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $993.5 million, and $66.2 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV.
Cash flows for the six months ended June 30, 2021
Our operating activities used $216.2 million of cash largely due to the growth of our new Originations production with net cash paid on loans held for sale of $333.5 million for the six months ended June 30, 2021, partially offset by $56.5 million of net collections of servicing advances, mostly P&I advances.
Our investing activities used $722.5 million of cash. The primary uses of cash in our investing activities include $712.6 million to purchase MSRs, mostly through bulk acquisitions, and $11.5 million of contributions to our equity method investee MAV Canopy. These cash outflows were partially offset by net cash inflows in connection with our HECM reverse mortgages of $1.7 million.
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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses on assets, and the provision for losses that may arise from contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Pledged MSR liabilities and Reverse mortgage loans held for investment. As of June 30, 2022, 87% of our assets and 70% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs.
Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” There have not been any material changes to our critical accounting policies and the methods we used and judgments we made relating to estimates as disclosed in the Annual Report on Form 10-K.

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
Our management-level Market Risk Committee establishes and maintains policies that govern our risk appetite and associated hedging programs, including such factors as market volatility, duration and interest rate sensitivity measures, limits, targeted hedge ratios, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions and our liquidity risk profile. See Note 16 – Derivative Financial Instruments and Hedging Activities to the Unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.
MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates and prepayment speeds.
Our risk management MSR policy’s objective is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with NRZ and MAV (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (Reverse).
The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement, is subject to lower and upper thresholds, as modeled, of 40% and 60%, respectively in order to preserve liquidity and optimize asset returns. MSRs subject to LOI may be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the 40-60% coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at June 30, 2022. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at June 30, 2022	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding NRZ and MAV)	$1,439.9	$(34.8)	$32.4

Asset value of securitized HECM loans, net of HMBS-related borrowing	65.5	3.9	(4.0)
MSR hedging derivative instruments	$3.7	12.0	(8.9)
Total hedge position		$15.9	$(12.9)
Hypothetical hedge coverage ratio (2)		46%	40%

Hypothetical residual exposure to changes in interest rates		$(19.0)	$19.5
(1)The baseline for the hypothetical change in fair value is based on a 10-year Treasury Rate of 3.05% at June 30, 2022.
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 60 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 3 to 20 days. The interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 5% or +/- $15 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements. Reverse pipeline is hedged under the same principles as described below, for unsecuritized loans held for investment.

During the first six months of 2022, management hedged certain Ginnie Mae EBO loans purchased out of securitizations for modification and reperformance with TBAs to manage the market risk (price impact) due to increasing interest rates while these loans await redelivery.
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

	June 30, 2022		December 31, 2021
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$191.8	$191.8	$136.7	$136.7
Loans held for sale, at fair value	683.1	683.1	917.5	917.5
Loans held for sale, at lower of cost or fair value (2)	4.3	4.3	11.0	11.0
Loans held for investment, at fair value	7,376.5	7,376.5	7,199.8	7,199.8
Debt service accounts and time deposits	14.2	14.2	10.6	10.6
Total rate-sensitive assets	$8,270.0	$8,270.0	$8,275.5	$8,275.5

Rate-Sensitive Liabilities (3):
Advance match funded liabilities	$477.0	$471.4	$512.3	$512.0
HMBS-related borrowings, at fair value	7,155.3	7,155.3	6,885.0	6,885.0
Mortgage loan warehouse facilities	779.3	779.3	1,085.1	1,085.1
MSR financing facilities, net (4)	988.9	965.1	901.7	873.8
Senior notes (4)	660.0	556.9	685.0	674.9
Total rate-sensitive liabilities	$10,060.4	$9,927.9	$10,069.1	$10,030.8

	June 30, 2022		December 31, 2021
	Notional Balance	Fair Value (1)	Notional Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$557.4	$5.7	$1,085.3	$18.1
Forward sales of reverse loans	93.0	0.6	175.0	0.4
Interest rate swap futures	250.0	0.7	792.5	1.7
TBA forward MBS trades	1,183.0	(4.1)	1,782.0	(0.2)
Interest rate option contracts	1,250.0	1.2	575.0	(0.3)
Derivatives, net	$3,333.4	$4.2	$4,409.8	$19.7
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2022, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2022 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.9	$(4.0)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	8.6	(10.6)
Derivative instruments	2.3	1.6
Total MSRs - Agency and non-Agency (1)	(34.9)	32.4
Interest rate lock commitments (2)	(0.5)	0.7
Total, net	$(20.6)	$20.1
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the NRZ and MAV financing liabilities, which are recorded in Pledged MSR liability expense.
(2)Forward mortgage loans only.
The decrease in our net sensitivity from December 31, 2021 to June 30, 2022 (from approximately $35 - $39 million) to $20 - $21 million for a 25 basis point parallel shift in the yield curve) is primarily driven by the effect of the increase in interest rates on the MSR portfolio (due to convexity), the sale of an MSR portfolio and the change in our hedging instruments in the first six months of 2022.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on June 30, 2022 balances, if interest rates were to increase by 100 bps on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $3.9 million resulting from an increase of $20.8 million in annual interest income and other credits on deposits, and an increase of $16.8 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We have not entered into any foreign currency hedging derivative instruments during the first six months of 2022.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2022.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2022 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the

Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliates
On May 20, 2022, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $50.0 million of Ocwen’s issued and outstanding shares of common stock. Repurchases may be made through open market purchases. The timing and execution of any share repurchases are subject to market conditions, among other factors, and Ocwen may modify, discontinue or suspend the repurchase program at any time. Any shares repurchased will be retired and canceled. Unless Ocwen amends the share repurchase program or repurchases the full $50.0 million amount by an earlier date, the share repurchase program will continue through November 20, 2022. No assurances can be given as to the amount of shares, if any, that Ocwen may repurchase in any given period.
Information regarding repurchases of our common stock during the second quarter of 2022 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of a publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
April 1 - April 30	—	$—	—	$50.0	million
May 1 - May 31	—	$—	—	$50.0	million
June 1 - June 30	84,087	$26.8742	84,087	$47.7	million
Total	84,087	$26.8742	84,087
(1)Average price paid per share does not reflect payment of commissions totaling $2,522 (two thousand five hundred twenty-two dollars).
ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

10.1†
Amendment No. 3, dated as of May 2, 2022, to New RMSR Agreement dated as of January 18, 2018 by and among PHH Mortgage Corporation, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (filed herewith)

10.2†	Amendment No. 3, dated as of May 2, 2022, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and PHH Mortgage Corporation (filed herewith)
10.3†	Amendment No. 2, dated as of May 2, 2022, to Subservicing Agreement dated as of August 17, 2018 between NewRez LLC DBA Shellpoint Mortgage Servicing and PHH Mortgage Corporation (filed herewith)
10.4*	Offer Letter between Ocwen Financial Corporation and Sean B. O’Neil (filed herewith)
10.5*	Ocwen Financial Corporation 2021 Equity Incentive Plan, as amended (3)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Included as Exhibit 101).
†    Certain information has been omitted in accordance with Item 601(b)(10) of Regulation S-K because it is both not material and is the type of information that the Registrant treats as private or confidential. An unredacted copy will be furnished supplementally to the SEC upon request..
*    Management contract or compensatory plan or agreement.
(1)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the period ended September 30, 2020 filed on November 3, 2020.
(2)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(3)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on May 27, 2022.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Sean B. O’Neil

Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 4, 2022