Form 10-Q
period 2022-09-30
OCWEN FINANCIAL CORP
filed 2022-11-03
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 31, 2022: 7,590,348 shares

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
•the amount of common stock that we may repurchase under any future stock repurchase programs, the timing of such repurchases, and the long-term impact, if any, of repurchases on the trading price of our stock;
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
•the extent to which our mortgage servicing rights (MSR) joint venture with Oaktree Capital Management L.P. and its affiliates (Oaktree), other transactions and our enterprise sales initiatives will generate additional subservicing volume and result in increased profitability;
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
•uncertainty related to our long-term relationship with Rithm Capital Corp. (formerly New Residential Investment Corp., our largest subservicing client as of September 30, 2022;
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
•our ability to interpret correctly and comply with current or future liquidity, net worth and other financial and other requirements of regulators, the GSEs and Ginnie Mae, as well as those set forth in our debt and other agreements, including our ability to identify and implement a cost-effective response to Ginnie Mae’s recently announced risk-based capital requirements that take effect in late 2024;
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$226,570	$192,792
Restricted cash ($11,859 and $9,759 related to variable interest entities (VIEs))	45,269	70,654
Mortgage servicing rights (MSRs), at fair value	2,714,225	2,250,147
Advances, net ($540,142 and $587,059 related to VIEs)	642,461	772,433
Loans held for sale ($725,218 and $917,534 carried at fair value) ($0 and $462,144 related to VIEs)	729,638	928,527
Loans held for investment, at fair value ($6,802 and $7,879 related to VIEs)	7,402,285	7,207,641
Receivables, net	170,838	180,707
Investment in equity method investee	38,711	23,297
Premises and equipment, net	18,782	13,674
Other assets ($25,014 and $21,886 carried at fair value) ($2,857 and $1,530 related to VIEs)	371,290	507,250
Total assets	$12,360,069	$12,147,123

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,208,385	$6,885,022
Other financing liabilities, at fair value ($341,965 and $238,144 due to related party) ($6,802 and $7,879 related to VIEs )	989,722	804,963
Advance match funded liabilities ($456,233 and $512,297 related to VIEs)	457,452	512,297
Mortgage loan warehouse facilities	819,557	1,085,076
MSR financing facilities, net	1,020,606	900,760
Senior notes, net ($228,122 and $222,242 due to related party)	597,129	614,797
Other liabilities ($23,747 and $3,080 carried at fair value)	721,112	867,514
Total liabilities	11,813,963	11,670,429

Commitments and Contingencies (Notes 21 and 22)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,934,594 and 9,208,312 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	79	92
Additional paid-in capital	556,290	592,572
Accumulated deficit	(8,229)	(113,604)
Accumulated other comprehensive loss, net of income taxes	(2,034)	(2,366)
Total stockholders’ equity	546,106	476,694
Total liabilities and stockholders’ equity	$12,360,069	$12,147,123

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Servicing and subservicing fees	$215,562	$206,585	$643,316	$562,764
Reverse mortgage revenue, net	6,885	5,035	17,379	56,162
Gain (loss) on loans held for sale, net	18,931	59,702	16,665	108,136
Other revenue, net	8,344	11,779	26,084	29,078
Total revenue	249,722	283,101	703,444	756,140

MSR valuation adjustments, net	95,159	(6,320)	190,989	(57,562)

Operating expenses
Compensation and benefits	71,320	68,960	223,202	209,413
Servicing and origination	18,998	27,932	52,264	82,044
Technology and communications	14,380	14,737	43,983	41,050
Professional services	17,196	18,379	38,049	61,245
Occupancy and equipment	12,396	8,962	32,121	25,699
Other expenses	7,118	6,466	23,178	15,422
Total operating expenses	141,408	145,436	412,797	434,873

Other income (expense)
Interest income	13,732	7,869	30,590	15,993
Interest expense ($10,578, $10,238, $31,461 and $21,351 on amounts due to related party)	(50,395)	(40,623)	(126,131)	(102,591)
Pledged MSR liability expense ($28,845, $(2,094), $104,202, and $(2,094) on amounts due to related party)	(131,635)	(91,160)	(292,616)	(168,820)
Earnings of equity method investee	3,346	932	19,281	1,282
Gain (loss) on extinguishment of debt	—	—	914	(15,458)
Other, net	(5,538)	1,900	(9,936)	5,554
Total other income (expense), net	(170,490)	(121,082)	(377,898)	(264,040)

Income (loss) before income taxes	32,983	10,263	103,738	(335)
Income tax expense (benefit)	(3,956)	(11,289)	(1,637)	(20,108)
Net income	$36,939	$21,552	$105,375	$19,773

Earnings per share
Basic	$4.33	$2.35	$11.71	$2.21
Diluted	$4.17	$2.29	$11.34	$2.13

Weighted average common shares outstanding
Basic	8,530,209	9,189,030	8,998,298	8,960,696
Diluted	8,866,925	9,401,858	9,295,857	9,270,751

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$36,939	$21,552	$105,375	$19,773

Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	91	(386)	273	(1,119)
Other	16	18	60	63
Comprehensive income	$37,047	$21,184	$105,707	$18,717

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at June 30, 2022	9,189,005	$92	$591,132	$(45,168)	$(2,141)	$543,915
Net income	—	—	—	36,939	—	36,939
Repurchase of common stock	(1,254,411)	(13)	(36,494)	—	—	(36,507)
Equity-based compensation and other	—	—	1,652	—	—	1,652
Other comprehensive income, net of income taxes	—	—	—	—	107	107
Balance at September 30, 2022	7,934,594	$79	$556,290	$(8,229)	$(2,034)	$546,106

Balance at June 30, 2021	9,189,030	$92	$590,252	$(133,461)	$(9,783)	$447,100
Net income	—	—	—	21,552	—	21,552
Equity-based compensation and other	—	—	1,587	—	—	1,587
Other comprehensive loss, net of income taxes	—	—	—	—	(368)	(368)
Balance at September 30, 2021	9,189,030	$92	$591,839	$(111,909)	$(10,151)	$469,871

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
	Shares	Amount

Balance at December 31, 2021	9,208,312	$92	$592,572	$(113,604)	$(2,366)	$476,694
Net income	—	—	—	105,375	—	105,375
Repurchase of common stock	(1,338,498)	(13)	(38,755)	—	—	(38,768)
Equity-based compensation and other	64,780	1	2,473	—	—	2,474
Other comprehensive income, net of income taxes	—	—	—	—	332	332
Balance at September 30, 2022	7,934,594	$79	$556,290	$(8,229)	$(2,034)	$546,106

Balance at December 31, 2020	8,687,750	$87	$556,062	$(131,682)	$(9,095)	$415,372
Net income	—	—	—	19,773	—	19,773
Issuance of common stock	426,705	4	12,165	—	—	12,169
Issuance of common stock warrants, net of issuance costs	—	—	19,956	—	—	19,956
Equity-based compensation and other	74,575	1	3,656	—	—	3,657
Other comprehensive income, net of income taxes	—	—	—	—	(1,056)	(1,056)
Balance at September 30, 2021	9,189,030	$92	$591,839	$(111,909)	$(10,151)	$469,871

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$105,375	$19,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	(190,989)	57,562
Loss on sale of MSRs, net	317	64
Provision for bad debts	15,235	16,069
Depreciation	7,649	7,527
Amortization of debt issuance costs and discount	7,526	5,438
Amortization of intangibles	3,332	—
Equity-based compensation expense	2,773	3,697
Loss (gain) on extinguishment of debt	(914)	15,458
Loss on valuation of Pledged MSR financing liability	184,936	71,273
Net loss (gain) on valuation of loans held for investment and HMBS-related borrowings	15,802	(9,993)
Earnings of equity method investee	(19,281)	(1,282)
Distribution of earnings from equity method investee	5,175	—
Gain on loans held for sale, net	(16,665)	(108,136)
Origination and purchase of loans held for sale	(13,489,346)	(12,987,522)
Proceeds from sale and collections of loans held for sale	13,527,586	12,411,398
Changes in assets and liabilities:
Decrease in advances, net	101,753	69,868
Decrease in receivables and other assets, net	22,350	9,659
Decrease (increase) in other liabilities	(23,083)	9,582
Other, net	83	(3,271)
Net cash provided by (used in) operating activities	259,614	(412,836)

Cash flows from investing activities
Origination of loans held for investment	(1,493,951)	(1,214,772)
Principal payments received on loans held for investment	1,322,519	1,172,011
Acquisition of loans held for investment, net	(4,089)	—
Acquisition of reverse mortgage subservicing agreements	(6,906)	—
Purchase of MSRs	(174,886)	(785,194)
Proceeds from sale of MSRs	149,051	—
Proceeds from sale of advances	2,462	305
Additions to premises and equipment	(4,760)	(2,062)
Purchase of real estate	(863)	(6,057)
Proceeds from sale of real estate	6,156	8,350
Proceeds from sale of premises and equipment	135	624
Investment in equity method investee	(33,750)	(18,512)
Distribution of capital from equity method investee	32,385	—
Other, net	(1)	(74)
Net cash used in investing activities	(206,498)	(845,381)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(54,845)	(64,716)
Repayment of other financing liabilities	(85,476)	(62,076)
Proceeds from (repayment of) mortgage loan warehouse facilities, net	(265,519)	617,457
Proceeds from MSR financing facilities	379,739	680,711
Repayment of MSR financing facilities	(257,757)	(170,500)
Repurchase and repayment of Senior notes	(23,625)	(319,156)
Proceeds from issuance of Senior notes and warrants	—	647,944
Repayment of senior secured term loan (SSTL) borrowings	—	(188,700)
Payment of debt issuance costs	(1,261)	(16,173)
Proceeds from sale of MSRs accounted for as secured financing	78,742	130,024
Proceeds from Excess Servicing Spread (ESS) liability financing	36,241	—
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	1,507,617	1,119,742
Repayment of HMBS-related borrowings	(1,319,811)	(1,161,609)
Issuance of common stock	—	9,878
Repurchase of common stock	(38,768)	—
Other, net	—	(525)
Net cash provided by (used in) financing activities	(44,723)	1,222,301

Net increase (decrease) in cash, cash equivalents and restricted cash	8,393	(35,916)
Cash, cash equivalents and restricted cash at beginning of year	263,446	357,265
Cash, cash equivalents and restricted cash at end of period	$271,839	$321,349

Supplemental non-cash investing and financing activities:

Loans held for investment acquired at fair value	$224,052	$—
HMBS-related borrowings assumed at fair value	(219,509)	—
Purchase price holdback	(454)	—
Net cash paid to acquire loans held for investment	$4,089	$—

Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$8,043	$3,955
Lease liability	8,026	3,955
Transfers of loans held for sale to real estate owned (REO)	1,031	5,879

Derecognition of MSRs and financing liabilities:
MSRs	$39,045	$—
Financing liability - MSRs pledged	35,925	—

Supplemental information - Sale and deconsolidation of subsidiary
Cash proceeds received	$—	$4,409
Equity / cash balance held by subsidiary upon sale	—	(5,250)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$226,570	$236,072
Restricted cash and equivalents:
Debt service accounts	16,074	13,271
Other restricted cash	29,195	72,006
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$271,839	$321,349
The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
We perform servicing activities related to our own MSR portfolio (primary) and on behalf of other servicers (subservicing), the largest being Rithm Capital Corp. (Rithm), formerly known as New Residential Investment Corp. (NRZ), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively referred to as GSEs), the Government National Mortgage Association (Ginnie Mae, and together with the GSEs, the Agencies) and private-label securitizations (PLS, or non-Agency). As a subservicer or primary servicer, we may be required to make advances for certain property tax and insurance premium payments, default and property maintenance payments and principal and interest payments on behalf of delinquent borrowers to mortgage loan investors before recovering them from borrowers. Most, but not all, of our subservicing agreements provide for us to be reimbursed for any such advances by the owner of the servicing rights. Advances made by us as primary servicer are generally recovered from the borrower or the mortgage loan investor. As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
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
We had a total of approximately 5,100 employees at September 30, 2022 of which approximately 3,300 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
This standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by the phase-out of certain tenors of the London Inter-bank Offered Rate (LIBOR) by the end of 2021 (or June 30, 2023 for U.S. dollar LIBOR of certain tenors). This guidance is effective upon issuance in March 2020 through December 31, 2022 and allows for retrospective application to contract modifications as early as January 1, 2020. We elected to retrospectively adopt this ASU as of January 1, 2020 which resulted in no immediate impact on our consolidated financial statements. Although we do not have any hedge accounting relationships, many of our debt facilities and loan agreements incorporate LIBOR as the referenced interest rate. Some of these facilities and loan agreements either matured prior to September 30, 2022 or have terms in place that provide for an alternative to LIBOR upon its phase-out.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds received from securitizations	$5,227,470	$5,823,765	$12,925,295	$12,220,596
Servicing fees collected (1)	21,577	16,440	67,154	43,968
Purchases of previously transferred assets, net of claims reimbursed	(3,500)	(6,065)	(10,324)	(16,085)
	$5,245,547	$5,834,140	$12,982,125	$12,248,479
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $70.2 million and $176.2 million during the three and nine months ended September 30, 2022, respectively, and $66.4 million and $136.5 million during the three and nine months ended September 30, 2021, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA, VA or USDA through Ginnie Mae.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. We receive customary origination representations and warranties from our network of approved correspondent lenders. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. Also refer to Note 22 – Contingencies - Loan Put-Back and Related Contingencies.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	September 30, 2022	December 31, 2021
Carrying value of assets
MSRs, at fair value	$510,427	$360,830
Advances	63,396	151,166
UPB of loans transferred (1)	34,060,639	31,864,769
Maximum exposure to loss (2)	$34,634,462	$32,376,765
(1)Includes $6.3 billion and $5.6 billion of loans delivered to Ginnie Mae as of September 30, 2022 and December 31, 2021, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss does not take into consideration any recourse available to us, including from the underlying collateral or from correspondent sellers. Also, refer to Loan Put-Back and Related Contingencies in Note 22 – Contingencies.

At September 30, 2022 and December 31, 2021, 2.4% and 3.6%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.7% and 12.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
Financing of Loans Held for Sale using SPEs
We entered into a warehouse mortgage loan financing facility with a third-party lender involving an SPE (trust). This facility is structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PMC to the trust for collateralization purposes. We have designed the trust to facilitate the third party financing facility and have determined that the trust is a VIE for which we are the primary beneficiary. Therefore, we have included the trust in our consolidated financial statements. As of September 30, 2022, the certificates issued by the trust that are pledged as collateral have been reduced to zero. See Note 13 – Borrowings.
The table below presents the carrying value and classification of the assets and liabilities of the loans held for sale financing facility:

	September 30, 2022	December 31, 2021
Mortgage loans (Loans held for sale, at fair value)	$—	$462,144
Outstanding borrowings (Mortgage loan warehouse facilities)	—	459,344
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
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	September 30, 2022	December 31, 2021
Match funded advances (Advances, net)	$540,142	$587,059
Debt service accounts (Restricted cash)	10,064	7,687
Unamortized deferred lender fees (Other assets)	2,379	1,305
Prepaid interest (Other assets)	477	225
Advance match funded liabilities	456,233	512,297
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

The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility:

	September 30, 2022	December 31, 2021
MSRs pledged (MSRs, at fair value)	$820,382	$630,605
Unamortized deferred lender fees (Other assets)	1,716	1,495
Debt service account (Restricted cash)	103	104
Outstanding borrowings (MSR financing facilities, net)	412,287	317,523
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
The table below presents the carrying value and classification of the assets and liabilities of the PLS Notes facility:

	September 30, 2022	December 31, 2021
MSRs pledged (MSRs, at fair value)	$129,586	$99,833
Debt service account (Restricted cash)	1,692	1,968
Outstanding borrowings (MSR financing facilities, net)	61,752	41,663
Unamortized debt issuance costs (MSR financing facilities, net)	884	413

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		September 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$725,218	$725,218	$917,534	$917,534
Loans held for sale, at lower of cost or fair value (b)	3	4,420	4,420	10,993	10,993
Total Loans held for sale		$729,638	$729,638	$928,527	$928,527

		September 30, 2022		December 31, 2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment
Loans held for investment - Reverse mortgages (a)	3	$7,395,483	$7,395,483	$7,199,762	$7,199,762
Loans held for investment - Restricted for securitization investors (a)	3	6,802	6,802	7,879	7,879
Total loans held for investment		$7,402,285	$7,402,285	$7,207,641	$7,207,641

Advances, net (c)	3	$642,461	$642,461	$772,433	$772,433
Receivables, net (c)	3	170,838	170,838	180,707	180,707
Mortgage-backed securities (a)	3	—	—	1	1
Corporate bonds (a)	2	211	211	211	211

Financial liabilities:
Advance match funded liabilities (c)	3	$457,452	$457,452	$512,297	$511,994
Financing liabilities:
HMBS-related borrowings (a)	3	$7,208,385	$7,208,385	$6,885,022	$6,885,022
Other financing liabilities
Financing liability -Transferred MSR liability (a)	3	$946,619	$946,619	$797,084	$797,084
Financing liability - Excess Servicing Spread (ESS) (a)	3	36,301	36,301	—	—
Financing liability - Owed to securitization investors (a)	3	6,802	6,802	7,879	7,879
Total Other financing liabilities		$989,722	$989,722	$804,963	$804,963

Mortgage loan warehouse facilities (c)	3	819,557	819,557	1,085,076	1,085,076
MSR financing facilities (c) (d)	3	1,020,606	999,022	900,760	873,820
Senior notes:
PMC Senior secured notes due 2026 (c) (d)	2	$369,007	$325,736	$392,555	$413,472
OFC Senior secured notes due 2027 (c) (d)	3	228,122	218,647	222,242	261,455
Total Senior notes		$597,129	$544,383	$614,797	$674,927

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$(12,190)	$(12,190)	$18,085	$18,085
Forward trades - Reverse Loans (a)	2	87	87	364	364
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	21,769	21,769	(240)	(240)
Interest rate swap futures (a)	1	(7,274)	(7,274)	1,734	1,734
Option contracts (a)	2	(1,172)	(1,172)	(277)	(277)
Other (a)	3	(164)	(164)	(1,070)	(1,070)

MSRs (a)	3	$2,714,225	$2,714,225	$2,250,147	$2,250,147
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 13 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $30.5 million and $220.9 million at September 30, 2022 and December 31, 2021, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended September 30, 2022
Beginning balance	$7,289	$(7,289)	$41,363	$—	$5,746
Purchases, issuances, sales and settlements
Purchases	—	—	9,478	—	—
Issuances (1)	—	—	—	(36,241)	50,912
Sales	—	—	(16,569)	—	—
Settlements	(487)	487	—	644	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	—	17,643
Receivables, net	—	—	(1,581)	—	—
	(487)	487	(8,672)	(35,597)	68,555
Change in fair value included in earnings (1)	—	—	(2,171)	(704)	(86,491)
Ending balance	$6,802	$(6,802)	$30,520	$(36,301)	$(12,190)

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Three months ended September 30, 2021
Beginning balance	$8,680	$(8,680)	$138,842	$1,607	$17,437
Purchases, issuances, sales and settlements
Purchases	—	—	136,996	—	—
Issuances (1)	—	—	—	—	184,995
Sales	—	—	(64,032)	—	—
Settlements	(676)	676	—	—	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	—	(182,783)
Receivables, net	—	—	(558)	—	—
	(676)	676	72,406	—	2,212
Change in fair value included in earnings (1)	—	—	(496)	11	(5,619)
Ending balance	$8,004	$(8,004)	$210,752	$1,618	$14,030

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Nine Months Ended September 30, 2022
Beginning balance	$7,879	$(7,879)	$220,940	$—	$18,085
Purchases, issuances, sales and settlements
Purchases	—	—	127,715		—
Issuances (1)	—	—	—	(36,241)	212,764
Sales	—	—	(308,181)	—	—
Settlements	(1,077)	1,077	—	644	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	—	(36,220)
Receivables, net	—	—	(3,350)	—	—
	(1,077)	1,077	(183,816)	(35,597)	176,544
Change in fair value included in earnings (1)	—	—	(6,604)	(704)	(206,819)
Ending balance	$6,802	$(6,802)	$30,520	$(36,301)	$(12,190)

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	Mortgage-backed Securities	IRLCs
Nine Months Ended September 30, 2021
Beginning balance	$9,770	$(9,770)	$51,072	$2,019	$22,706
Purchases, issuances, sales and settlements
Purchases	—	—	303,117	—	—
Issuances (1)	—	—	—	—	446,751
Sales	—	—	(135,088)	—	—
Settlements	(1,766)	1,766	—	—	—
Transfers (to) from:
Loans held for sale, at fair value (1)	—	—	—	—	(425,169)
Other assets	—	—	(377)	—	—
Receivables, net	—	—	(1,113)	—	—
	(1,766)	1,766	166,539	—	21,582
Change in fair value included in earnings (1)	—	—	(6,859)	(401)	(30,258)
Ending balance	$8,004	$(8,004)	$210,752	$1,618	$14,030
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(17.9) million and $(30.3) million for the three and nine months ended September 30, 2022, respectively, and $(3.4) million and $(8.7) million for the three and nine months ended September 30, 2021, respectively. See Note 16 – Derivative Financial Instruments and Hedging Activities.
A reconciliation from the beginning balances to the ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Pledged liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 - Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting, respectively.
During the nine months ended September 30, 2022, there have been no changes to the methodologies that we use in estimating fair values or classifications under the valuation hierarchy as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The significant unobservable assumptions that we make to estimate the fair value of significant assets and liabilities classified as Level 3 and measured at fair value on a recurring or non-recurring basis are provided below.
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

Significant unobservable assumptions	September 30, 2022	December 31, 2021
Life in years
Range	0.4 to 7.2	1.0 to 8.2
Weighted average	4.8	5.7
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	13.0% to 48.1%	11.2% to 36.6%
Weighted average	18.7%	16.0%
Discount rate	5.1%	2.6%
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

Significant unobservable assumptions	September 30, 2022		December 31, 2021
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.6%	9.3%	8.5%	12.1%
Weighted average lifetime delinquency rate	1.4%	10.3%	1.2%	11.9%
Weighted average discount rate	9.1%	10.6%	8.5%	11.2%
Weighted average cost to service (in dollars)	$72	$193	$71	$205
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of September 30, 2022 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Weighted average prepayment speeds	$(60,457)	$(118,162)
Weighted average discount rate	(76,572)	(147,150)
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

Significant unobservable assumptions	September 30, 2022	December 31, 2021
Life in years
Range	0.4 to 7.2	1.0 to 8.2
Weighted average	4.8	5.7
Conditional prepayment rate
Range	13.0% to 48.1%	11.2% to 36.6%
Weighted average	18.7%	16.0%
Discount rate	5.0%	2.5%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value, respectively. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
Pledged MSR Liabilities
Pledged MSR liabilities are carried at fair value and classified as Level 3 within the valuation hierarchy. We determine the fair value of the pledged MSR liability consistent with the prices provided by third-party valuation experts for the related MSR, considering retained cash flows.

Significant unobservable assumptions	September 30, 2022	December 31, 2021
Weighted average prepayment speed	8.5%	10.9%
Weighted average delinquency rate	7.2%	8.8%
Weighted average discount rate	10.1%	10.5%
Weighted average cost to service (in dollars)	$169	$182
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on a reference pool of GSE mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS Financing liability at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the excess servicing spread cash flows, consistent with the valuation model, inputs and assumptions of the underlying MSR, as applicable, The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. Refer to MSRs above for description of significant unobservable assumptions. Also see Note 12 - Other Financing Liabilities.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$683,140	$680,866	$917,534	$366,364
Originations and purchases	5,334,747	6,366,795	13,489,346	12,987,522
Proceeds from sales	(5,191,548)	(6,098,495)	(13,365,766)	(12,362,149)
Principal collections	(60,653)	(22,334)	(155,884)	(39,037)
Transfers from (to):
Loans held for investment, at fair value	10,807	1,220	30,437	2,898
Receivables, net	28,884	(7,625)	61,095	(25,151)
REO (Other assets)	(649)	(1,767)	(673)	(5,312)
Gain (loss) on sale of loans	(62,148)	1,793	(248,751)	(13,006)
Capitalization of advances on Ginnie Mae modifications	2,585	7,334	15,698	14,625
Increase (decrease) in fair value of loans	(22,064)	(5,336)	(23,493)	(6,025)
Other	2,117	(830)	5,675	892
Ending balance (1)	$725,218	$921,621	$725,218	$921,621
(1)At September 30, 2022 and 2021, the balances include $(27.8) million and $(9.3) million, respectively, of fair value adjustments.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance - before Valuation Allowance	$8,138	$20,278	$15,365	$27,652
Proceeds from sales	—	(2,916)	(5,160)	(9,583)
Principal collections	(156)	(415)	(776)	(629)
Transfers from (to):
Receivables, net	105	(444)	(1,087)	(1,160)
REO (Other assets)	—	(22)	(358)	(567)
Gain on sale of loans	—	35	4	549
Other	81	144	180	398
Ending balance - before Valuation Allowance	8,168	16,661	8,168	16,661

Beginning balance - Valuation Allowance	$(3,813)	$(5,124)	$(4,372)	$(6,180)
(Provision for) reversal of valuation allowance	44	602	81	1,582
Transfer to Liability for indemnification obligations (Other liabilities)	21	(60)	543	16
Ending balance - Valuation Allowance	(3,748)	(4,582)	(3,748)	(4,582)

Ending balance, net	$4,420	$12,079	$4,420	$12,079

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$70,225	$66,420	$176,190	$136,482
Gain (loss) on sale of forward mortgage loans (1) (2)	(59,814)	(2,601)	(222,408)	(25,440)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)(3)	(116)	3,962	(9,780)	12,277
	10,294	67,781	(55,998)	123,319
Change in fair value of IRLCs	(17,687)	(4,135)	(28,854)	(9,225)
Change in fair value of loans held for sale	(21,160)	(3,491)	(20,798)	(3,323)
Gain (loss) on economic hedge instruments (4)	48,389	780	124,613	592
Other	(906)	(1,233)	(2,299)	(3,227)
	$18,931	$59,702	$16,665	$108,136
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Includes $22.5 million gain in the three and nine months ended September 30, 2021 related to loans purchased through the exercise of our servicer call rights with respect to certain Non-Agency trusts and sold, servicing released.
(3)Activity for the nine months ended September 30, 2022 includes an $8.8 million loss during the three months ended June 30, 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program with an aggregated UPB of $299.7 million, net of the associated MSR fair value adjustment.
(4)Excludes gains of $2.0 million and $15.4 million during the three and nine months ended September 30, 2022, respectively, and $1.5 million and $25.5 million during the three and nine months ended September 30, 2021, respectively, on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio. Refer to Note 19 – Business Segment Reporting.

Note 5 - Reverse Mortgages

	Three Months Ended September 30,
	2022		2021
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)
Beginning balance	$7,376,527	$(7,155,251)	$7,112,273	$(6,823,911)
Originations	349,095	—	494,330	—
Securitization of HECM loans accounted for as a financing	—	(357,741)	—	(452,262)
Additional proceeds from securitization of HECM loans and tails	—	(7,822)	—	(7,751)
Repayments (principal payments received)	(326,320)	326,323	(449,236)	446,277
Transfers to:
Loans held for sale, at fair value	(6,541)	—	(1,220)	—
Receivables, net	(16,727)	—	(84)	—
Other assets	(108)	—	(121)	—
Change in fair value included in earnings (3)	19,557	(13,894)	(55,216)	55,083
Ending balance	$7,395,483	$(7,208,385)	$7,100,726	$(6,782,564)
Securitized loans (pledged to HMBS-Related Borrowings)	$7,267,982	$(7,208,385)	$6,874,025	$(6,782,564)
Unsecuritized loans	127,501		226,701
Total	$7,395,483		$7,100,726

	Nine Months Ended September 30,
	2022		2021
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)
Beginning balance	$7,199,762	$(6,885,022)	$6,997,127	$(6,772,711)
Originations	1,493,951	—	1,214,772	—
Securitization of HECM loans accounted for as a financing (incl. realized fair value changes)	—	(1,507,617)	—	(1,119,742)
Additional proceeds from securitization of HECM loans and tails	—	(30,124)	—	(34,918)
Acquisition (1)	211,258	(209,057)	—	—
Repayments (principal payments received)	(1,321,442)	1,319,811	(1,170,245)	1,161,609
Transfers to:
Loans held for sale, at fair value	(26,187)	—	(2,898)	—
Receivables, net	(66,121)	—	(169)	—
REO (Other assets)	(240)	—	(316)	—
Change in fair value (3)	(95,498)	103,624	62,455	(16,802)
Ending balance	$7,395,483	$(7,208,385)	$7,100,726	$(6,782,564)
(1)During the three months ended March 31, 2022, we purchased a reverse mortgage servicing portfolio of HECM loans securitized in Ginnie Mae pools. As the Ginnie Mae HMBS program does not qualify for sale accounting, the transaction conveyed the HECM loans and associated HMBS-related borrowings to us. We have accounted for this transaction as a secured financing, as a purchase of loans held for investment and assumption of an HMBS securitization liability for the obligation to Ginnie Mae.
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

Reverse Mortgage Revenue, net	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain on new originations (1)	$9,299	$12,900	$42,642	$46,170
Change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(3,636)	(13,033)	(34,517)	(517)
Change in fair value included in earnings, net (2)	5,663	(133)	8,125	45,653
Loan fees and other	1,222	5,168	9,254	10,509
	$6,885	$5,035	$17,379	$56,162
(1)Includes the changes in fair value of newly originated loans held for investment in the period through securitization date.
(2)See breakdown between loans held-for-investment and HMBS - related borrowings in the table above.

Note 6 – Advances

	September 30, 2022	December 31, 2021
Principal and interest	$224,684	$228,041
Taxes and insurance	279,502	381,025
Foreclosures, bankruptcy, REO and other	144,473	170,385
	648,660	779,451
Allowance for losses	(6,199)	(7,018)
Advances, net	$642,461	$772,433
The following table summarizes the activity in net advances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance - before Allowance for Losses	$653,768	$768,864	$779,451	$834,512
Acquisition of advances in connection with the purchase of MSRs	—	—	—	4,495
New advances	153,193	181,567	540,467	565,284
Sales of advances	(1,643)	(80)	(2,473)	(328)
Collections of advances and other (1)	(156,658)	(204,078)	(668,785)	(657,690)
Ending balance - before Allowance for Losses	648,660	746,273	648,660	746,273

Beginning balance - Allowance for Losses	$(6,601)	$(6,891)	$(7,018)	$(6,273)
Provision expense	(1,965)	(1,581)	(5,841)	(5,478)
Net charge-offs and other	2,368	1,795	6,661	5,074
Ending balance - Allowance for Losses	(6,199)	(6,677)	(6,199)	(6,677)

Ending balance, net	$642,461	$739,596	$642,461	$739,596
(1) Activity for the nine months ended September 30, 2022 includes $22.6 million tax, insurance and other advances transferred during the three months ended June 30, 2022 on the repurchase of certain delinquent and aged loans in connection with the Ginnie Mae EBO program. See Note 4 – Loans Held for Sale.

Note 7 – Mortgage Servicing

MSRs – At Fair Value	Three Months Ended September 30,
	2022			2021
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,816,604	$669,075	$2,485,679	$1,408,420	$664,098	$2,072,518
Sales of MSRs	3	—	3	—	—	—
Additions:
Recognized on the sale of residential mortgage loans	70,225	—	70,225	66,420	—	66,420
Purchase of MSRs	75,461	—	75,461	36,153	—	36,153
Servicing transfers and adjustments (1)	(39,052)	(83)	(39,135)	17	(4,723)	(4,706)
Changes in fair value:
Changes in valuation inputs or assumptions	99,099	91,546	190,645	6,983	67,836	74,819
Realization of expected cash flows	(46,891)	(21,762)	(68,653)	(38,186)	(30,758)	(68,944)
Ending balance	$1,975,449	$738,776	$2,714,225	$1,479,807	$696,453	$2,176,260

MSRs – At Fair Value	Nine Months Ended September 30,
	2022			2021
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,571,837	$678,310	$2,250,147	$578,957	$715,860	$1,294,817
Sales of MSRs	(149,336)	(24)	(149,360)	—	—	—
Additions:
Recognized on the sale of residential mortgage loans	176,190	—	176,190	136,482	—	136,482
Purchase of MSRs	159,123	—	159,123	806,469	—	806,469
Servicing transfers and adjustments (1)	(24,331)	(907)	(25,238)	73	(6,913)	(6,841)
Changes in fair value:
Changes in valuation inputs or assumptions	379,530	132,888	512,418	47,132	73,306	120,438
Realization of expected cash flows	(137,564)	(71,491)	(209,055)	(89,306)	(85,800)	(175,106)
Ending balance	$1,975,449	$738,776	$2,714,225	$1,479,807	$696,453	$2,176,260
(1)Servicing transfers and adjustments for the three months ended September 30, 2022 include a $39.0 million derecognition of MSRs previously sold to MAV in a transaction which did not qualify for sale accounting treatment. We derecognized the MSRs with a UPB of $2.9 billion from our balance sheet upon the sale of the MSRs by MAV to a third party in the three months ended September 30, 2022. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
The following table summarizes delinquency status of the loans underlying our MSRs:

	September 30, 2022			December 31, 2021
Delinquent loans	Agency	Non - Agency	Total	Agency	Non - Agency	Total
30 days	1.5%	7.6%	4.3%	1.4%	7.2%	4.1%
60 days	0.4	2.9	1.5	0.4	2.8	1.6
90 days or more	1.2	8.2	4.4	1.9	8.0	4.8
Total 30-60-90 days or more	3.1%	18.7%	10.2%	3.7%	18.0%	10.5%

MSR UPB and Fair Value

	September 30, 2022		December 31, 2021		September 30, 2021
	Fair Value	UPB	Fair Value	UPB	Fair Value	UPB
Owned MSRs	$1,742,978	$123,440,335	$1,422,546	$127,919,800	$1,457,347	$136,316,900
Rithm transferred MSRs (1) (2)	604,654	48,354,675	558,940	53,652,843	574,020	56,141,289
MAV transferred MSRs (1)	366,593	26,194,483	268,661	24,018,904	144,893	13,570,892
Total	$2,714,225	$197,989,493	$2,250,147	$205,591,547	$2,176,260	$206,029,081
(1)MSRs subject to sale agreements with Rithm and MAV that do not meet sale accounting criteria. During the nine months ended September 30, 2022 , we transferred MSRs with a UPB of $7.1 billion to MAV. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
(2)At September 30, 2022, the UPB of MSRs transferred to Rithm for which title is retained by Ocwen was $11.0 billion and the UPB of MSRs transferred to Rithm for which title has passed was $37.3 billion.
We purchased MSRs with a UPB of $13.7 billion and $72.2 billion from unrelated third-parties during the nine months ended September 30, 2022 and 2021, respectively. We sold MSRs, service released, with a UPB of $11.1 billion and $18.0 million during the nine months ended September 30, 2022 and 2021, respectively, to unrelated third parties.
Servicing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loan servicing and subservicing fees
Servicing	$83,348	$103,094	$252,773	$246,363
Subservicing	18,858	2,867	53,890	8,971
MAV (1)	19,275	1,575	54,735	1,575
Rithm (1)	63,362	75,034	195,237	233,135
	184,844	182,570	556,635	490,044
Ancillary income
Late charges	10,559	10,656	32,317	31,335
Reverse subservicing ancillary fees	4,918	—	14,308	—
Recording fees	1,819	3,726	7,693	10,579
Loan collection fees	2,644	2,858	8,463	8,568
Boarding and deboarding fees	769	1,627	4,394	6,830
Custodial accounts (float earnings)	7,521	1,234	10,307	3,547
GSE forbearance fees	219	262	583	1,334
Other, net	2,268	3,652	8,616	10,525
	30,718	24,016	86,681	72,720
Total Servicing and subservicing fees	$215,562	$206,585	$643,316	$562,764
(1)Includes servicing fees related to transferred MSRs and subservicing fees. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
Float balances (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.0 billion, $2.1 billion and $3.3 billion at September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

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
Starting in 2012, Ocwen entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to Rithm (formerly NRZ), and in all cases have been retained by Rithm as subservicer. In May 2022, Ocwen entered into amendments to the subservicing agreements to extend their terms to December 31, 2023 and establish a process for subsequent term extensions. In addition, the amendments provide for a modification of the sharing of some ancillary income between PMC and Rithm. Due to the length of the non-cancellable term of the subservicing agreements, the transactions do not qualify for sale accounting treatment which results in such transactions being accounted for as secured financings. In the case of Rights to MSRs transactions with Rithm, legal title was retained by Ocwen, causing the transactions to be accounted for as secured financings.
The following tables present the activity of the pledged MSR liability recorded in connection with the MSR transfer agreements with Rithm and MAV that do not qualify for sale accounting.

	Three Months Ended September 30,
	2022			2021
Pledged MSR Liability	Original Rights to MSRs Agreements - Rithm	MAV Agreements (2)	Total	Original Rights to MSRs Agreements - Rithm	MAV Agreements (2)	Total
Beginning Balance	$550,808	$355,530	$906,338	$535,571	$—	$535,571
MSR transfers	—	13,420	13,420	—	132,003	132,003
Changes in fair value	71,072	18,533	89,605	63,762	(2,433)	61,329
Runoff and settlement	(17,142)	(9,592)	(26,735)	(21,100)	(683)	(21,783)
Derecognition of financing liability(3)	—	(35,925)	(35,925)	—	—	—
Calls (1)	(84)	—	(84)	(4,213)	—	(4,213)
Ending Balance	$604,654	$341,965	$946,619	$574,020	$128,887	$702,907

	Nine Months Ended September 30,
	2022			2021
Pledged MSR Liability	Original Rights to MSRs Agreements - Rithm	MAV Agreements (2)	Total	Original Rights to MSRs Agreements - Rithm	MAV Agreements (2)	Total
Beginning Balance	$558,940	$238,144	$797,085	$566,952	$—	$566,952
MSR transfers	—	84,921	84,921	—	132,003	132,003
Changes in fair value (4)	102,606	82,329	184,935	73,706	(2,433)	71,273
Runoff and settlement	(56,249)	(27,504)	(83,753)	(59,626)	(683)	(60,309)
Derecognition of financing liability(3)	—	(35,925)	(35,925)	—	—	—
Calls (1)	(643)	—	(643)	(7,012)	—	(7,012)
Ending Balance	$604,654	$341,965	$946,619	$574,020	$128,887	$702,907
(1)Represents the carrying value of MSRs in connection with call rights exercised by Rithm, or by Ocwen at Rithm’s direction. Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.
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
(3)During the three months ended September 30, 2022, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to a third party with a UPB of $2.9 billion.
(4)The changes in fair value of the MAV Pledged MSR Liability in the nine months ended September 30, 2022 include a $14.1 million loss associated with the amendment to the MAV Subservicing Agreement in March 2022, resulting in lower contractually retained ancillary income by PMC. See Note 10 - Investment in Equity Method Investee and Related Party Transactions.
The following table presents selected assets and liabilities recorded on our unaudited consolidated balance sheets in connection with the MSR transfer agreements with Rithm that do not qualify for sale accounting (refer to Note 9 – Receivables and Note 14 – Other Liabilities for receivables and other liabilities, respectively, related to MAV):

	September 30, 2022	December 31, 2021
Balance Sheet
Rithm - Transferred MSRs, at fair value	$604,654	$558,940

Other financing liability - Pledged MSR liability, at fair value
Rithm - Original Rights to MSRs Agreements	604,654	558,940

Due from Rithm (Receivables) - Advance funding, subservicing fees and reimbursable expenses	2,245	3,781

Due to Rithm (Other liabilities)	$80,438	$76,590
The following tables present selected items in our unaudited consolidated statements of operations in connection with the MSR transfer agreements with Rithm and MAV that do not qualify for sale accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations
Servicing fees
Servicing fees collected on behalf of Rithm	$63,362	$75,034	$195,237	$233,135
Servicing fees collected on behalf of MAV	17,844	1,001	$51,048	1,001
	$81,205	$76,035	$246,284	$234,136

Pledged MSR liability expense
Rithm (see further details below)	$102,790	$93,253	$188,414	$170,914
MAV (see further details below)	28,845	(2,094)	104,202	(2,094)
	$131,635	$91,160	$292,616	$168,820

Rithm Pledged MSR liability expense:	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Servicing fees collected on behalf of Rithm	$63,362	$75,034	$195,237	$233,135
Less: Subservicing fee retained by Ocwen	17,828	21,475	55,966	67,987
Net servicing fees remitted to Rithm	45,534	53,559	139,271	165,148

Less: Reduction (increase) in Pledged MSR liability
Changes in fair value due to valuation inputs or assumptions - Original Rights to MSRs Agreements	(71,072)	(63,762)	(102,606)	(73,706)
Runoff and settlement - Original Rights to MSRs Agreements	17,142	21,100	56,249	59,627

Other	(3,326)	2,968	(2,786)	8,313

Pledged MSR liability expense - Rithm	$102,790	$93,253	$188,414	$170,914

MAV Pledged MSR liability expense:	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Servicing fees collected on behalf of MAV	$17,844	$1,001	$51,048	$1,001
Less: Subservicing fee retained by Ocwen	2,313	178	6,678	178
Net servicing fees remitted to MAV	15,531	823	44,370	823
Less: Reduction (increase) in Pledged MSR liability
Changes in fair value due to valuation inputs or assumptions	(19,770)	2,433	(83,566)	2,433
Runoff and settlement (1)	6,472	683	24,384	683
Other	(16)	(199)	(650)	(199)
Pledged MSR liability expense - MAV	$28,845	$(2,094)	$104,202	$(2,094)
(1)Includes $3.1 million expense recognized during the three months ended September 30, 2022, representing the fair value of the MSRs in excess of the Pledged MSR Liability derecognized upon the sale of the related MSRs by MAV to a third party.

Rithm - Ocwen Transactions
Ocwen entered into a series of agreements to transfer Rithm the servicing of certain mortgage loans. Prior to the transfer of legal title under the Master Servicing Rights Purchase Agreement dated as of October 1, 2012, as amended, and certain Sale Supplements, as amended (collectively, the Original Rights to MSRs Agreements), Ocwen agreed to service the mortgage loans underlying the MSRs on the economic terms set forth in the Original Rights to MSRs Agreements. After the transfer of legal title as contemplated under the Original Rights to MSRs Agreements, Ocwen was to service the mortgage loans underlying the MSRs as subservicer on substantially the same economic terms.
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with Rithm that collectively modify, supplement and supersede the arrangements among the parties as set forth in the Original Rights to MSRs Agreements. The July 23, 2017 agreements, as amended, include a Master Agreement, a Transfer Agreement and the Subservicing Agreement between Ocwen and New Residential Mortgage LLC (NRM), a subsidiary of Rithm, relating to non-Agency loans (the NRM Subservicing Agreement) (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to Rithm of Ocwen’s legal title to the remaining MSRs that were subject to the Original Rights to MSRs Agreements and under which Ocwen would subservice mortgage loans underlying the MSRs for an initial term ending in July 2022 (the Initial Term).
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

On August 17, 2018, Ocwen and Rithm entered into certain amendments (i) to the New RMSR Agreements to include Shellpoint, a subsidiary of Rithm, as a party to which legal title to the MSRs could be transferred after related consents are received, (ii) to add a Subservicing Agreement between Ocwen and Shellpoint relating to non-Agency loans (the Shellpoint Subservicing Agreement), (iii) to add an Agency Subservicing Agreement between Ocwen and NRM relating to Agency loans (the Agency Subservicing Agreement), and (iv) to conform the New RMSR Agreements and the NRM Subservicing Agreement to certain of the terms of the Shellpoint Subservicing Agreement and the Agency Subservicing Agreement.
On May 2, 2022, Ocwen entered into amendments to the following three agreements with certain subsidiaries of Rithm: (a) the Shellpoint Subservicing Agreement; (b) the NRM Subservicing Agreement; and (c) the New RMSR Agreement, including the attached Servicing Addendum, dated as of January 18, 2018 with NRM, HLLS Holdings, LLC and HLSS MSR – EBO Acquisition LLC (the New RMSR Agreement or the Servicing Addendum). The amendments modified the terms of the Subservicing Agreements and the Servicing Addendum as follows: (i) the term of each Agreement was extended to December 31, 2023 (“Second Term”), with the Initial Term ending on May 1, 2022 and the Second Term beginning on May 2, 2022; (ii) subsequent term extensions will be automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or the Rithm parties provide three months’ advance notice of termination (by October 1) at the end of the then-current term as described below; and (iii) the parties will share a portion of some ancillary revenues. In addition, the amendments provided for certain immaterial modifications and clarifications of existing terms. The amendments on May 2, 2022 do not result in the prior transfers of MSR from Ocwen to Rithm qualifying for sale accounting prior to December 31, 2023, absent any subsequent amendment.
Under the terms of the Subservicing Agreements and Servicing Addendum, as amended, in addition to a base servicing fee, Ocwen receives certain ancillary fees, primarily late fees, loan modification fees and convenience or other loan collection fees, where permitted. We may also receive certain incentive fees or pay penalties tied to various contractual performance metrics. Rithm receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as being entitled to receive a portion of some ancillary revenues and certain REO related income including REO referral commissions.
Pursuant to the amendments noted above, the Subservicing Agreements and Servicing Addendum may be terminated by Ocwen or Rithm without cause (in effect a non-renewal) by providing notice in advance of the end of the Second Term or the end of each one-year extension of the applicable terms after the Second Term. Ocwen must provide a notice of termination by July 1, 2023, with respect to the Second Term or by July 1 of each one-year extended term after the Second Term and Rithm must provide notice by October 1, 2023 with respect to the Second Term or by October 1 of each one-year extended term after the Second Term.
In addition, Rithm and Ocwen have the ability to terminate the Subservicing Agreements and Servicing Addendum for cause if certain specified conditions occur. The terminations must be terminations in whole (i.e., cover all the loans under the relevant Subservicing Agreement or Servicing Addendum) and not in part, except for limited circumstances specified in the agreements. In addition, if Rithm terminates any of the NRM or Shellpoint Subservicing Agreements or the Servicing Addendum for cause, the other agreements will also terminate automatically.
As of September 30, 2022, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $50.3 billion, including $11.0 billion for which title has not transferred to Rithm and $1.9 billion for which Ocwen is subservicer and Rithm servicer of record. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which Rithm’s $11.0 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
As stated above, Rithm has the right to terminate the $11.0 billion New RMSR Agreements for convenience, in whole but not in part, subject to approximately three months’ advance notice of termination at the end of the Second Term or the end of the then-applicable annual extended term. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.

Note 9 – Receivables

	September 30, 2022	December 31, 2021
Servicing-related receivables:
Government-insured loan claims - Forward	$70,089	$90,603
Government-insured loan claims - Reverse	48,840	39,895
Due from custodial accounts	29,900	7,777
Receivable from sale of MSRs (holdback)	7,794	—
Servicing fees	7,033	6,662
Reimbursable expenses	6,770	6,056
Subservicing fees and reimbursable expenses - Due from Rithm	2,245	3,781
Subservicing fees, reimbursable expenses and other - Due from MAV	1,594	4,933
Other	948	1,223
	175,213	160,930
Income taxes receivable	27,815	56,776
Due from MAV	432	990
Other receivables	4,542	3,760
	208,002	222,456
Allowance for losses	(37,164)	(41,749)
	$170,838	$180,707
At September 30, 2022 and December 31, 2021, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $36.5 million and $41.5 million at September 30, 2022 and December 31, 2021, respectively. The government-insured claims that do not exceed HUD, VA, FHA or USDA insurance limits are not subject to any allowance for losses as guaranteed by the U.S. government. The receivable amount in excess of the guaranteed claim limits or recoverable amounts per insurer guidelines or as a result of servicer error, such as exceeding key filing or foreclosure timelines, is subject to an allowance for losses. Receivables are financial assets subject to the credit loss allowance model under ASC 326: Financial Instruments - Credit Losses (CECL). The allowance for expected credit losses is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectability. We generally charge off the receivable balance when management determines the receivable to be uncollectible and when the receivable has been classified as a loss by our servicing claims analysis process.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$39,751	$41,216	$41,495	$38,339
Provision	3,319	2,990	8,816	10,526
Charge-offs and other, net	(6,577)	(3,141)	(13,818)	(7,800)
Ending balance	$36,493	$41,065	$36,493	$41,065

Note 10 - Investment in Equity Method Investee and Related Party Transactions
Investment in MAV Canopy. On December 21, 2020, Ocwen entered into a transaction agreement (the Transaction Agreement) with Oaktree Capital Management L.P. and certain affiliates (collectively Oaktree) to form a strategic relationship to invest in MSRs exclusively subserviced by PMC. The parties have agreed to invest their pro rata portions of up to an aggregate of $250.0 million in an intermediate holding company, MAV Canopy, held 15% by Ocwen and 85% by Oaktree. Also refer to Note 23 – Subsequent Events.
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
We account for our 15% investment in MAV Canopy under the equity method. Our investment activity may be summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$38,821	$11,878	$23,297	$—
Capital contributions	17,250	6,984	33,750	18,512
Capital distributions	(15,531)	—	(32,442)	—
Earnings distributions	(5,175)	—	(5,175)	—
Earnings of equity method investee (1)	3,346	932	19,281	1,282
Ending balance	$38,711	$19,794	$38,711	$19,794
(1)     Note that MAV Canopy accounts for its MSR portfolio under the fair value option.
Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Ocwen is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Ocwen is entitled to receive a specified portion of the distribution amount available (“Promote Distribution”), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on Oaktree member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of September 30, 2022, Ocwen has not recognized any such Promote Distribution income.
Subservicing Agreement. Effective May 3, 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV in exchange for a per-loan subservicing fee and certain other ancillary fees. The subservicing agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. If either party terminates the agreement for cause, the other party is required to pay certain fees and costs. MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024. As of September 30, 2022, PMC subserviced a total $38.5 billion UPB on behalf of MAV, of which $26.2 billion MSR remains reported on the consolidated balance sheet of PMC - see below for information on MSR sales by PMC to MAV that do not achieve sale accounting. Subserviced loans exclude UPB of $10.1 billion that have not yet transferred to our servicing system as of September 30, 2022. Effective March 1, 2022, PMC and MAV amended certain provisions of the subservicing agreement to adjust down the ancillary fee retained by PMC to enhance the competitiveness of MAV when buying MSRs and generate additional subservicing volume to PMC. The amendment resulted in a $14.1 million fair value loss (as a change in the present value of future contractual cash flows) on the Pledged MSR liability that is reported at fair value in the three months ended March 31, 2022.
Joint Marketing Agreement and Recapture Agreement. Effective May 3, 2021, in conjunction with the subservicing agreement, PMC and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PMC is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. Under the agreements, the parties share the recapture benefits, whereby PMC realizes gains or losses on loans sold and MAV is delivered the recaptured MSR for no cash consideration. The joint marketing agreement and flow MSR sale agreement will continue until terminated by mutual agreement of the parties or for cause, as defined, or at the option of either party if the subservicing agreement is terminated. During the nine months ended September 30, 2022, PMC transferred UPB of $261.3 million under this agreement.

Right of First Offer. Following the execution of the Transaction Agreement and until the parties have contributed their pro rata portions of the $250.0 million aggregate capital contributions, Ocwen and its affiliates may not acquire, without Oaktree’s prior written approval, GSE MSRs that meet certain underwriting and other criteria (such criteria are referred to as the “buy-box”) unless Ocwen notifies MAV of the opportunity and MAV does not pursue it by submitting a competitive bid to the MSR seller. In addition, until the earlier of (i) the time that MAV has been fully funded and (ii) May 3, 2024 (subject to two annual extensions by mutual agreement), if Ocwen seeks to sell any GSE MSRs that meet the buy-box, Ocwen must first offer such MSRs to MAV before initiating a sale process with a third party. If MAV does not accept Ocwen’s offer, Ocwen may sell the MSRs to a third party on terms no more favorable to the purchaser than those offered to MAV. The price at which Ocwen and its affiliates will offer MSRs to MAV will be based on the valuation of an independent third-party. This first offer provision does not apply to MSRs acquired by PMC prior to May 3, 2021. As of September 30, 2022, MAV Canopy aggregated capital contributions amounted to $139.9 million, net of distributions (excluding earnings distributions).
Forward Bulk Servicing Rights Purchase and Sale Agreement: On September 9, 2021, PMC and MAV entered into an MSR purchase and sale agreement whereby PMC sells MAV on a monthly basis certain Fannie Mae MSRs at the price acquired by PMC, subject to certain adjustments. During the nine months ended September 30, 2022, PMC transferred MSRs with UPB of $6.3 billion to MAV under this agreement.
Bulk Mortgage Servicing Rights Purchase and Sale Agreements. During the nine months ended September 30, 2022, PMC transferred MAV certain MSRs in bulk transactions for an aggregate UPB of approximately $598.3 million.
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

Note 11 – Other Assets

	September 30, 2022	December 31, 2021
Contingent loan repurchase asset	$249,755	$403,740
Derivative margin deposit	26,104	2,024
Derivatives, at fair value	24,760	21,675
Prepaid expenses	20,791	21,498
Intangible assets, net (net of accumulated amortization of $4.1 million and $0.7 million)	18,622	14,335
REO	9,968	10,075
Prepaid lender fees, net	7,872	7,150
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5,173	15,173
Deferred tax asset, net	3,323	3,329
Security deposits	900	1,174
Other	4,022	7,077
	$371,290	$507,250
Intangible assets, net are primarily comprised of a reverse subservicing contract intangible asset with an unamortized balance of $18.0 million and $13.7 million at September 30, 2022 and December 31, 2021, respectively. On April 1, 2022, PMC boarded approximately 19,000 reverse mortgage loans with a UPB of $4.1 billion onto our servicing platform under the five-year subservicing agreement executed on October 1, 2021 with Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)). A purchase price of $6.9 million was paid on April 7, 2022 with the assumption of a liability for curtailments and $8.1 million was recognized as a subservicing contract intangible asset, based on its relative fair value, to be amortized ratably over the five-year term of the subservicing contract based on portfolio runoff. This boarding is in addition to approximately 40,000 reverse mortgage loans with a UPB of $9.1 billion boarded during the first quarter of 2022.

Note 12 - Other Financing Liabilities
The following table presents financing liabilities carried at fair value. which include transferred MSR liabilities recorded in connection with MSR transfers that do not qualify for sale accounting, liabilities of consolidated mortgage-backed securitization trusts and MSR excess servicing spread (ESS) financing liability carried at fair value.

			Outstanding Balance
Borrowing Type	Collateral	Maturity	September 30, 2022	December 31, 2021
Original Rights to MSRs Agreements, at fair value - Rithm (1)	MSRs	(1)	$604,654	$558,940
Pledged MSR liability, at fair value - MAV (1)	MSRs	(1)	341,965	238,144
			946,619	797,084

Financing liability - Owed to securitization investors, at fair value:
Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	Oct. 2033	6,802	7,879

ESS financing liability, at fair value (3)	MSRs (3)	N/A	36,301	—
Total Other financing liabilities, at fair value			$989,722	$804,963
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
(3)Consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on a reference pool of $3.4 billion UPB GSE mortgages, which we are entitled to as owner of the related MSRs. During the three months ended September 30, 2022, we recognized $1.3 million expense for servicing fee remittance and changes in fair value of the liability, reported in Other, net. On September 28, 2022, Ocwen entered into an ESS letter of intent with a third party for an additional $9.4 billion UPB to be settled in the fourth quarter of 2022.

Note 13 – Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		Outstanding Balance
Borrowing Type	Maturity (1)	Amort. Date (1)	Total	Available (2)	September 30, 2022	December 31, 2021
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Aug. 2053	Aug. 2023	$450,000	$32,559	$417,441	$14,231
Advance Receivables Backed Notes, Series 2020-T1 (4)	Aug. 2052	Aug. 2022	—	—	—	475,000
Total Ocwen Master Advance Receivables Trust (OMART)			450,000	32,559	417,441	489,231
Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Aug. 2053	Aug. 2023	50,000	11,208	38,792	23,065
EBO Advance facility (6)	May 2026	NA	20,000	18,781	$1,219	$—
Total Servicing Advance Financing Facilities			$520,000	$62,548	$457,452	$512,297

Weighted average interest rate (7)					5.47%	1.54%
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

(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At September 30, 2022, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)Interest is computed based on the lender’s cost of funds plus applicable margin. Effective August 15, 2022, we extended the amortization date of Series 2015-VF5 variable funding notes to August 14, 2023, increased the borrowing capacity from $80.0 million to $450.0 million and modified the interest rate margins.
(4)We voluntarily repaid the outstanding balance of the Series 2020-T1 term notes at the amortization date in August 2022 and replaced with variable funding notes. See (3) above. The range of interest rates on the individual classes of the repaid notes was between 1.28% to 5.42%.
(5)Interest is computed based on the lender’s cost of funds plus applicable margin. On January 31, 2022, we amended the Ocwen Freddie Advance Funding (OFAF) advance facility to include Fannie Mae advances as eligible collateral and renamed the facility Ocwen GSE Advance Funding (OGAF). On August 26, 2022, the amortization date of the facility was extended to August 25, 2023, the committed borrowing capacity was increased from $40.0 million to $50.0 million and the interest rate margin was modified.
(6)On May 2, 2022, we entered into a loan and security agreement and issued a $1.7 million promissory note to the lender. The facility has total uncommitted borrowing capacity of $20.0 million to finance the acquisition of advances in connection with the early buyout of certain fixed-rate, fully-amortizing FHA-insured residential mortgage loans, at an interest rate of 1M Term Secured Overnight Financing Rate (SOFR) plus applicable margin. At September 30, 2022, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(7)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees, is computed using the outstanding balance of each respective note and its interest rate at the financial statement date. At September 30, 2022 and December 31, 2021, the balance of unamortized prepaid lender fees was $2.4 million and $1.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Warehouse Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	September 30, 2022	December 31, 2021
Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	Aug. 2023	$86,097	$—	$88,903	$109,437
Master repurchase agreement (3)	LHFS and Loans Held for Investment (LHFI)	Dec. 2022	250,000	6,797	193,203	160,882
Master repurchase agreement (4)	LHFS	N/A	50,000	—	—	—
Participation agreement (5)	LHFS	June 2023	250,000	—	—	45,186
Master repurchase agreement (5)	LHFS and LHFI	June 2023	—	45,156	127,844	1,766
Master repurchase agreement	LHFS	June 2023	—	1,000	—	—
Mortgage warehouse agreement (6)	LHFS and LHFI	Mar. 2023	—	34,090	15,910	11,792
Mortgage warehouse agreement (7)	LHFS and LHFI	Mar. 2023	171,659	—	32,341	87,813
Mortgage warehouse agreement (8)	LHFS and Receivables	(8)	205,945	—	24,055	192,023
Master repurchase agreement (9)	LHFS	(9)	—	—	—	459,344
Loan and security agreement (10)	LHFS and Receivables	Mar. 2023	—	14,924	35,076	16,834
Master repurchase agreement (11)	LHFS	Apr. 2023	197,774	—	302,226	—
Total mortgage loan warehouse facilities			$1,211,475	$101,968	$819,557	$1,085,076

Weighted average interest rate (12)					4.36%	2.61%
(1)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, none of the available borrowing capacity could be used at September 30, 2022 based on the amount of eligible collateral that could be pledged.
(2)The maximum borrowing under this agreement is $175.0 million, of which $50.0 million is available on a committed basis and the remainder is available at the discretion of the lender. On June 29, 2022, the interest rate was modified from 1ML plus applicable margin to 1M Term SOFR plus applicable margin. On July 29, 2022, the total maximum borrowing under this agreement was reduced from $275.0 million to $175.0 million. The borrowing available on a committed basis was reduced to $50.0 million and uncommitted capacity was increased to $125.0 million. On August 31, 2022, the maturity date of the facility was extended to August 30, 2023 and the applicable interest rate margins were modified.

(3)The maximum borrowing under this agreement is $450.0 million, of which $200.0 million is available on a committed basis and the remainder is available on an uncommitted basis. The interest rate for this facility is 1ML plus applicable margin.
(4)The lender provides financing for up to $50.0 million at the discretion of the lender. The agreement has no stated maturity date. Interest on this facility is based on the SOFR. The interest rate for this facility is SOFR plus applicable margin, with a SOFR floor.
(5)On August 11, 2022, the uncommitted borrowing capacity under the participation agreement of $150.0 million was temporarily increased to $200.0 million and permanently increased to $250.0 million on September 16, 2022. On June 23, 2022, the maturity date was extended to June 22 2023 and the interest rate on the participation agreement was modified to the greater of the stated interest rate of the mortgage loans less an agreed upon servicing fee percentage or the 1M Term SOFR, plus the applicable margin. The previous interest rate was the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor for new originations.
On June 23, 2022, the committed borrowing capacity under the repurchase agreement was increased from $100.0 million to $173.0 million. Also on June 23, 2022, the maturity date was extended to June 22, 2023 and the interest rate was modified to 1M Term SOFR plus applicable margin, with an interest rate floor for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean-up loans. The previous interest rate was the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor for new originations and less applicable margin with an interest rate floor for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean-up loans.
The participation and repurchase agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans.
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
(9)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. See Note 2 – Securitizations and Variable Interest Entities for additional information. Each certificate is renewed monthly and the interest rate for this facility is 1ML plus applicable margin. During first half of 2022, we voluntarily reduced the trust certificates by $325.0 million and by an additional $125.0 million during the third quarter of 2022.
(10)This revolving facility agreement provides up to $50.0 million of committed borrowing capacity secured by eligible HECM loans that are active buyouts (ABO), as defined in the agreement. On April 29, 2022, the maturity date was extended to March 16, 2023 and the interest rate was modified from Prime Rate plus applicable margin (with an interest rate floor) to 1M Term SOFR plus applicable margin, with an interest rate floor.
(11)On April 11, 2022, we entered into a warehouse line (master repurchase agreement) with a total borrowing capacity of $350.0 million, of which $100.0 million is committed, to finance loans held for sale and loans held for investment at an interest rate of daily simple SOFR plus applicable margin. On August 11, 2022, we temporarily increased the uncommitted capacity from $250.0 million to $350.0 million, with an additional temporary increase to $400.0 million on September 11, 2022 extended through November 9, 2022.
(12)1ML was 3.14% and 0.10% at September 30, 2022 and December 31, 2021, respectively. Prime Rate was 3.25% at December 31, 2021, 1M Term SOFR was 3.04% and 0.05% at September 30, 2022 and December 31, 2021, respectively. The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At September 30, 2022 and December 31, 2021, unamortized prepaid lender fees were $0.9 million and $1.2 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR financing facilities, net			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	September 30, 2022	December 31, 2021
Agency MSR financing facility (2)	MSRs	June 2023	$—	$37,713	$412,287	$317,523
Ginnie Mae MSR financing facility (3)	MSRs, Advances	Feb. 2023	33,255	—	141,745	131,694
Ocwen Excess Spread-Collateralized Notes, Series 2019/2022-PLS1 (4)	MSRs	Feb. 2025	—	—	61,752	41,663
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	Feb. 2028	—	—	34,663	39,529
Agency MSR financing facility - revolving loan (6)	MSRs	June 2026	—	7,929	277,071	277,071
Agency MSR financing facility - term loan (6)	MSRs	June 2023	—	—	94,178	94,178
Total MSR financing facilities			$33,255	$45,642	$1,021,696	901,658

Unamortized debt issuance costs - PLS Notes and Agency MSR financing - term loan (7)					(1,090)	(898)
Total MSR financing facilities, net					$1,020,606	$900,760

Weighted average interest rate (8) (9)					5.96%	3.71%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $28.1 million of the available borrowing capacity could be used at September 30, 2022 based on the amount of eligible collateral that could be pledged.
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
(3)In connection with this facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and servicing advances and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Ocwen guarantees the obligations of PMC under the facility. See (2) above regarding daily margining requirements. On January 31, 2022, the maturity date of this facility was extended to February 28, 2022. On February 28, 2022, the maturity date was extended to February 28, 2023, the borrowing capacity was increased from $150.0 million to $175.0 million ($50.0 million available on a committed basis) and the interest rate was modified to adjusted daily simple SOFR plus applicable margin (with an adjusted SOFR floor).
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
(6)This facility includes a $94.2 million ($135.0 million original balance) term loan and a $285.0 million revolving loan secured by a lien on certain of PMC’s Agency MSRs. See (2) above regarding daily margining requirements. On September 1, 2022, the interest rate for this facility was modified from 1-year swap rate plus applicable margin to 1M Term SOFR plus applicable margin, with an interest rate floor.
(7)At September 30, 2022 and December 31, 2021, unamortized debt issuance costs included $1.1 million and $0.9 million, respectively, on the PLS Notes and the Agency MSR financing facility - term loan. At September 30, 2022 and December 31, 2021, unamortized prepaid lender fees related to revolving type MSR financing facilities were $4.6 million and $4.7 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate at, excluding the effect of the amortization of debt issuance costs and prepaid lender fees.
(9)1ML was 3.14% and 0.10% at September 30, 2022 and December 31, 2021, respectively. The 1-year swap rate was 0.19% at December 31, 2021. 1M Term SOFR was 3.04% and 0.05% at September 30, 2022 and December 31, 2021, respectively.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			September 30, 2022	December 31, 2021
PMC Senior Secured Notes	7.875%	March 2026	$375,000	$400,000
OFC Senior Secured Notes (due to related parties)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285,000	285,000
Principal balance			660,000	685,000
Discount (2)
PMC Senior Secured Notes			(1,415)	(1,758)
OFC Senior Secured Notes (3)			(49,095)	(54,176)
			(50,510)	(55,934)
Unamortized debt issuance costs (2)
PMC Senior Secured Notes			(4,578)	(5,687)
OFC Senior Secured Notes			(7,782)	(8,582)
			(12,360)	(14,269)
			$597,129	$614,797
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. At September 30, 2022, the S&P issuer credit rating for Ocwen was “B-”. On January 24, 2022, S&P raised the assigned rating of the PMC Senior Secured Notes from “B-” to ‘B’ and maintained a stable issuer outlook citing improved profitability and an increase in assets. Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Stable from Negative on February 24, 2021. On August 15, 2022, Moody’s reaffirmed PMC’s long-term corporate family ratings of Caa1 and revised their outlook to Positive from Stable. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.

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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at September 30, 2022 is a minimum of $300.0 million tangible net worth at Ocwen, as defined in certain of our mortgage warehouse, MSR financing and advance financing facilities agreements. See also Note 20 – Regulatory Requirements. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at September 30, 2022 is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our MSR financing facilities agreements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at September 30, 2022:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$226,570	$—	$—	$226,570
Restricted cash	45,269	45,269	—	—
Loans held for sale	729,638	685,428	683,430	44,210
Loans held for investment - securitized (2)	7,267,982	7,267,982	7,208,385	—
Loans held for investment - unsecuritized	127,501	94,884	88,021	32,617
MSRs (3)	1,742,978	1,750,870	1,028,262	4,578
Advances, net	642,461	545,520	487,186	96,941
Receivables, net	170,838	40,580	44,211	130,259
REO	9,968	4,539	3,895	5,429
Total (4)	$10,963,206	$10,435,071	$9,543,390	$540,605
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

(3)Excludes MSRs transferred to Rithm and MAV and associated Pledged MSR liability recorded as sale accounting criteria are not met. Pledged assets exceed the MSR asset balance due to the netting of certain PLS MSR portfolios with negative and positive fair values as eligible collateral.
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

September 30, 2022
Specified net servicing advances	$116,980
Specified deferred servicing fee	21,591
Specified MSR value less borrowings	796,556
Specified unrestricted cash balances	146,849
Specified advance facility reserves	10,064
Specified loan value	84,754
Specified residual value	79,513
Total (PMC)	$1,256,305

Note 14 – Other Liabilities

	September 30, 2022	December 31, 2021
Contingent loan repurchase liability	$249,755	$403,740
Due to Rithm - Advance collections, servicing fees and other	80,438	76,590
Other accrued expenses	80,138	104,931
Liability for indemnification obligations	52,489	51,243
Checks held for escheat	49,527	44,866
Accrued legal fees and settlements	47,102	43,990
Servicing-related obligations	37,583	32,366
Derivative related payables	24,894	3,714
Derivatives, at fair value	23,704	3,080
MSR purchase price holdback	16,402	32,620
Lease liability	15,836	16,842
Liability for uncertain tax positions	11,587	14,730
Accrued interest payable	9,206	11,998
Liability for unfunded India gratuity plan	5,885	6,263
Due to MAV	3,649	2,134
Liability for unfunded pension obligation	3,115	4,183
Other	9,802	14,224
	$721,112	$867,514

Note 15 – Stockholders’ Equity
On May 20, 2022, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $50.0 million of Ocwen’s issued and outstanding shares of common stock. The repurchase program is intended to qualify for the affirmative defense provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Through September 30, 2022, we have completed the repurchase of 1,338,498 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price of $38.7 million (excluding commissions) at an average price per share of $28.93. The repurchased shares were retired as of September 30, 2022. Unless Ocwen amends the share repurchase program or repurchases the full $50.0 million amount by an earlier date, the share repurchase program will continue through November 20, 2022. No assurances can be given as to the amount of shares, if any, that Ocwen may repurchase in any given period. Also refer to Note 23 – Subsequent Events.

Note 16 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the nine months ended September 30, 2022 and 2021.

	September 30, 2022			December 31, 2021
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of reverse loans	Oct. 2022	$40,000	$173	Feb. 2022	$175,000	$364
Forward loans IRLCs	N/A	—	—	Jan. - Apr. 2022	1,021,978	16,074
Reverse loans IRLCs	Oct. 2022	19,224	610	Jan. 2022	63,327	2,011
TBA forward MBS trades	Oct. - Dec. 2022	1,448,000	23,977	Jan. - Mar. 2022	587,000	946
Interest rate swap futures	N/A	—	—	Mar. 2022	792,500	1,734
Interest rate option contracts	N/A	—	—	Jan. 2022	125,000	547
Total		$1,507,224	$24,760		$2,764,805	$21,675

Derivative Liabilities (Other liabilities)
Forward loans IRLCs	Nov. 2022 - Feb. 2023	$1,289,388	$(12,800)	N/A	$—	$—
Forward sales of reverse loans	Oct. 2022	30,000	(85)	N/A	—	—
TBA forward MBS trades	Oct. - Dec. 2022	418,000	(2,208)	Jan. - Mar. 2022	1,195,000	(1,185)
Interest rate swap futures	Dec. 2022	440,000	(7,274)	N/A	—	—
Interest rate option contracts	Oct. 2022	500,000	(1,172)	Feb. 2022	450,000	(824)
Other	N/A	11,907	(164)	N/A	—	(1,070)
Total		$2,689,295	$(23,704)		$1,645,000	$(3,080)

The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial Statement Line
Gain (loss)	2022	2021	2022	2021
Derivative Instruments
Forward loans IRLCs	$(17,953)	$(3,743)	$(28,834)	$(8,817)	Gain on loans held for sale, net
Reverse loans IRLCs	(250)	327	(1,421)	141	Reverse mortgage revenue, net
Reverse loans IRLCs (Equity IQ loans)	266	—	(20)	—	Gain on loans held for sale, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	48,389	780	124,613	592	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging reverse pipeline trades)	(131)	—	(209)	—	Reverse mortgage revenue, net
Interest rate swap futures, TBA trades and interest rate option contracts	(23,814)	(12,607)	(107,490)	(3,310)	MSR valuation adjustments, net
Forward sales of Reverse loans	(478)	274	(276)	471	Reverse mortgage revenue, net
Other	—	(423)	—	(439)	Gain on loans held for sale, net
Other	(31)	—	906	—	Other, net
Total	$5,998	$(15,392)	$(12,730)	$(11,362)
Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates among other inputs and assumptions.
Through May 2021, management implemented a macro-hedging strategy to reduce the volatility of the MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy was targeted at mitigating the residual exposure, which we referred to as our net MSR portfolio exposure. We defined our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with Rithm (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the unsecuritized reverse mortgage loans and tails classified as held for investment,
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings, and
•less the net value of our held for sale loan portfolio and lock commitments (pipeline).
Effective May 2021, management started hedging its MSR portfolio and its pipeline separately (see below for further description of pipeline hedging), effectively ending the macro-hedge strategy previously in place. Under the new MSR hedging strategy, the interest-rate sensitive MSR portfolio exposure is now defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with Rithm and MAV (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings.
The objective of our MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is subject to lower and upper thresholds, as modeled. As of September 30, 2022, a minimum 25% and 30% hedge coverage ratios were required for interest rate declines less than, and more than 50 basis points, respectively. Prior to September 30, 2022, the hedge coverage ratio was required to remain within a minimum of 40% and maximum of 60%. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 55 to 75 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 3 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net and Reverse mortgage revenue, net in our consolidated statements of operations, respectively.
EBO and Loan Modification Hedging – Loans Held for Sale, at fair value
Effective February 2022, management started hedging certain Ginnie Mae EBO loans as well as loans in process of modification pending redelivery/re-securitization to manage interest rate risk. Such interest rate exposure on these loans held for sale accounted for at fair value is economically hedged using forward trades of TBAs. Changes in fair value of these derivative instruments are reported as gain or loss on economic hedge instruments within Gain on loans held for sale, net in our consolidated statements of operations.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange gains (losses) were $(0.2) million and $(0.2) million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.3 million during the three and nine months ended September 30, 2021, respectively, and are reported in Other, net in the consolidated statements of operations.

Note 17 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OFC Senior Secured Notes (1)	$10,578	$10,238	$31,461	$21,351
PHH and PMC senior notes	7,748	8,245	24,002	23,581
MSR financing facilities	13,839	8,623	30,206	17,950
Mortgage loan warehouse facilities	10,785	8,985	24,574	20,673
Advance match funded liabilities	5,021	2,809	10,523	11,570
SSTL	—	—	—	2,956
Escrow	2,424	1,723	5,365	4,510
	$50,395	$40,623	$126,131	$102,591
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.0 million and $5.9 million for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $3.4 million for the three and nine months ended September 30, 2021, respectively.

Note 18 – Basic and Diluted Earnings per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share
Net income	$36,939	$21,552	$105,375	$19,773

Weighted average shares of common stock	8,530,209	9,189,030	8,998,298	8,960,696

Basic earnings per share	$4.33	$2.35	$11.71	$2.21

Diluted earnings per share
Net income	$36,939	$21,552	$105,375	$19,773

Weighted average shares of common stock	8,530,209	9,189,030	8,998,298	8,960,696
Effect of dilutive elements
Common stock warrants	131,092	65,593	136,471	97,426
Stock option awards	—	—	24	—
Common stock awards	205,624	147,235	161,064	161,049
Dilutive weighted average shares of common stock	8,866,925	9,401,858	9,295,857	9,270,751

Diluted earnings per share	$4.17	$2.29	$11.34	$2.13

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	271,933	166,153	276,988	155,213
Market-based (2)	68,236	87,509	68,236	87,509
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.

Note 19 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the nine months ended September 30, 2022, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of certain reclassifications disclosed below.
Effective in the first quarter of 2022, we recognize revaluation gains on Fannie Mae MSRs purchased through the Agency Cash Window Program within the Servicing segment that were historically reported in the Originations segment. MSR valuation adjustments, net for the Servicing and Originations segments have been revised for prior periods to conform to the current segment presentation. Such revaluation gains were $1.5 million for the three and nine months ended September 30, 2021.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services to each business segment using various methodologies intended to approximate the utilization of such services. We allocate overhead costs incurred by corporate support services to the Servicing and Originations segments which incorporates the utilization of various measurements primarily based on time studies, personnel volumes and service consumption levels. Support services costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering initiatives, and other costs related to operating as a public company. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. We allocate interest expense on corporate debt from Corporate Items and Other to the Servicing segment and the Originations segment (starting in the fourth quarter of 2021) based on relative financing requirements. Effective in the first quarter of 2022, we no longer allocate interest expense on the OFC Senior Secured Notes to the Servicing and Originations segments. Interest expense allocated to the Servicing and Originations segments for prior periods has been revised to conform to the current period presentation. The interest expense allocation adjustment for the three and nine months ended September 30, 2021 is $7.5 million ($7.3 million Servicing and $0.2 million Originations) and $14.9 million ($14.7 million Servicing and $0.2 million Originations), respectively.
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
Financial information for our segments is as follows:

	Three Months Ended September 30, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$214,977	$585	$—	$—	$215,562
Reverse mortgage revenue, net	(3,636)	10,521	—	—	6,885
Gain (loss) on loans held for sale, net (1)	154	20,746	—	(1,969)	18,931
Other revenue, net	343	6,457	1,544	—	8,344
Revenue	211,838	38,309	1,544	(1,969)	249,722

MSR valuation adjustments, net (1)	89,569	3,621	—	1,969	95,159

Operating expenses (2)	86,100	33,256	22,052	—	141,408

Other (expense) income:
Interest income	2,895	10,361	476	—	13,732
Interest expense	(30,907)	(8,931)	(10,557)	—	(50,395)
Pledged MSR liability expense	(131,672)	—	37	—	(131,635)
Earnings of equity method investee	3,346	—	—	—	3,346
Other	(4,000)	(605)	(933)	—	(5,538)
Other income (expense), net	(160,338)	825	(10,977)	—	(170,490)

Income (loss) before income taxes	$54,969	$9,499	$(31,485)	$—	$32,983

	Three Months Ended September 30, 2021
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$205,430	$1,155	$—	$—	$206,585
Reverse mortgage revenue, net	(13,032)	18,067	—	—	5,035
Gain on loans held for sale, net (1)	31,555	29,604	—	(1,457)	59,702
Other revenue, net	303	9,947	1,529	—	11,779
Revenue	224,256	58,773	1,529	(1,457)	283,101

MSR valuation adjustments, net (1)	(9,117)	1,340	—	1,457	(6,320)

Operating expenses	80,849	43,966	20,621	—	145,436

Other (expense) income:
Interest income	2,417	5,348	104	—	7,869
Interest expense	(21,643)	(6,542)	(12,438)	—	(40,623)
Pledged MSR liability expense	(91,120)	—	(40)	—	(91,160)
Earnings of equity method investee	932	—	—	—	932
Other	1,443	122	335	—	1,900
Other expense, net	(107,971)	(1,072)	(12,039)	—	(121,082)

Income (loss) before income taxes	$26,319	$15,075	$(31,131)	$—	$10,263

	Nine Months Ended September 30, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$641,679	$1,638	$—	$—	$643,316
Reverse mortgage revenue, net	(34,517)	51,896	—	—	17,379
Gain on loans held for sale, net (1)	(14,015)	46,059	—	(15,379)	16,665
Other revenue, net	1,107	19,999	4,978	—	26,084
Revenue	594,254	119,592	4,978	(15,379)	703,444

MSR valuation adjustments, net (1)	168,300	7,310	—	15,379	190,989

Operating expenses (2)	242,882	121,966	47,949	—	412,797

Other (expense) income:
Interest income	9,946	19,942	701	—	30,590
Interest expense	(76,305)	(18,301)	(31,525)	—	(126,131)
Pledged MSR liability expense	(292,677)	—	61	—	(292,616)
Earnings of equity method investee	19,281	—	—	—	19,281
Gain (loss) on extinguishment of debt	(33)	—	947	—	914
Other	(7,564)	(1,731)	(641)	—	(9,936)
Other expense, net	(347,352)	(90)	(30,457)	—	(377,898)

Income (loss) before income taxes	$172,320	$4,846	$(73,428)	$—	$103,738

	Nine Months Ended September 30, 2021
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$556,927	$5,837	$—	$—	$562,764
Reverse mortgage revenue, net	(511)	56,673	—	—	56,162
Gain on loans held for sale, net (1)	39,206	94,471	—	(25,541)	108,136
Other revenue, net	1,302	23,450	4,326	—	29,078
Revenue	596,924	180,431	4,326	(25,541)	756,140

MSR valuation adjustments, net (1)	(101,755)	18,652	—	25,541	(57,562)

Operating expenses	247,228	121,877	65,768	—	434,873

Other (expense) income:
Interest income	4,905	10,776	312	—	15,993
Interest expense	(57,861)	(14,794)	(29,936)	—	(102,591)
Pledged MSR liability expense	(168,847)	—	27	—	(168,820)
Earnings of equity method investee	1,282	—	—	—	1,282
Gain (loss) on extinguishment of debt	—	—	(15,458)	—	(15,458)
Other	4,787	4	763	—	5,554
Other expense, net	(215,734)	(4,014)	(44,292)	—	(264,040)

Income (loss) before income taxes	$32,207	$73,192	$(105,734)	$—	$(335)
(1)Corporate Eliminations includes inter-segment derivatives eliminations of $2.0 million and $15.4 million for the three and nine months ended September 30, 2022, respectively, and $1.5 million and $25.5 million for the three and nine months ended September 30, 2021, respectively, reported as Gain on loans held for sale, net with a corresponding offset in MSR valuation adjustments, net.
(2)Included in Professional services expense are reimbursements received from mortgage loan investors related to prior year legal expenses and payments received following resolution of legacy litigation matters of $4.3 million (Servicing) and $25.3 million ($18.4 million Servicing and $6.9 million Corporate) during the three and nine months ended September 30, 2022, respectively.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
September 30, 2022	$11,322,586	$731,057	$306,426	$12,360,069

December 31, 2021	$10,999,204	$823,530	$324,389	$12,147,123

September 30, 2021	$10,810,298	$865,018	$364,922	$12,040,238

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended September 30, 2022
Depreciation expense	$245	$108	$2,127	$2,480
Amortization of debt issuance costs and discount	203	—	2,240	2,443
Amortization of intangibles	1,207	—	—	1,207

Three months ended September 30, 2021
Depreciation expense	$137	$77	$2,247	$2,461
Amortization of debt issuance costs and discount	129	—	2,076	2,205

Nine months ended September 30, 2022
Depreciation expense	$669	$322	$6,658	$7,649
Amortization of debt issuance costs and discount	618	—	6,908	7,526
Amortization of intangibles	3,332	—	—	3,332

Nine months ended September 30, 2021
Depreciation expense	$514	$125	$6,888	$7,527
Amortization of debt issuance costs and discount	388	—	5,050	5,438

Note 20 – Regulatory Requirements
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the Consumer Financial Protection Bureau (CFPB), HUD, the SEC and various state agencies that license and conduct examinations of our servicing and lending activities. In addition, we operate under a number of regulatory settlements that subject us to ongoing reporting and other obligations. From time to time, we also receive requests (including requests in the form of subpoenas and civil investigative demands) from federal, state and local agencies for records, documents and information relating to our servicing and lending activities. The GSEs (and their conservator, the Federal Housing Finance Agency (FHFA)), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
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
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements and satisfying minimum net worth requirements and non-financial requirements such as satisfactory completion of examinations relating to the licensee’s compliance with applicable laws and regulations. We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at September 30, 2022. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business. The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $364.9 million at September 30, 2022. PMC’s adjusted net worth was $678.7 million at September 30, 2022. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and was $40.3 million at September 30, 2022. PMC’s liquid assets were $205.3 million at September 30, 2022.
On August 17, 2022, the FHFA and Ginnie Mae announced updated minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. On September 21, 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the updated requirements are effective on September 30, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. We are currently evaluating the potential impacts of these updated requirements.
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

Note 21 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.7 billion at September 30, 2022. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the nine months ended September 30, 2022, we funded $181.2 million out of the $1.5 billion borrowing capacity as of December 31, 2021. We also had short-term commitments to lend $1.3 billion and $19.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2022. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
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
Activity with regard to HMBS repurchases, primarily MCA repurchases, are as follows:

	Nine Months Ended September 30, 2022
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	138	$35,322	448	$93,813	586	$129,135
Additions	435	115,149	154	39,118	589	154,267
Recoveries, net (1)	(370)	(98,782)	(147)	(34,732)	(517)	(133,514)
Transfers	(11)	(4,791)	11	4,791	—	—
Changes in value	—	74	—	(2,787)	—	(2,713)
Ending balance	192	$46,972	466	$100,203	658	$147,175
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
Rithm Relationship (formerly NRZ)
Our Servicing segment has exposure to concentration risk and client retention risk. As of September 30, 2022, our servicing portfolio included significant client relationships with Rithm which represented 18% and 28% of our total servicing portfolio UPB and loan count, respectively, and approximately 69% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with Rithm are in their Second Terms that end December 31, 2023. At the end of the Second Term, subject to notice by October 1, 2023, Rithm has the right to terminate the Subservicing Agreements and Servicing Addendum for convenience. If Rithm exercised its right to terminate all or some of the agreements for convenience at the end of the Second Term on December 31, 2023, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions. Receivables and Other liabilities recorded on our consolidated balance sheets as well as the impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — MSR Transfers Not Qualifying for Sale Accounting.

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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by borrowers, regulatory agencies (discussed further under “Regulatory” below), those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others, and those brought under the False Claims Act by private citizens on behalf of the U.S. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by fair-housing advocates, current and former commercial counterparties and market competitors, including, among others, claims related to the sale or purchase of loans, MSRs or other assets, and breach of contract actions, parties on whose behalf we service or serviced mortgage loans, parties who provide ancillary services including property preservation and other post-foreclosure related services, and parties who provide or provided consulting, subservicing, or other services to Ocwen.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the

FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, federal and local bankruptcy rules, federal and local tax regulations, and state deceptive trade practices laws. Such proceedings include wrongful foreclosure and eviction actions, bankruptcy violation actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to inspection fees, foreclosure attorneys’ fees, reinstatement fees, foreclosure registration fees, payment processing, payment facilitation or payment convenience fees, claims related to ancillary products marketed and sold to borrowers, claims related to loan modifications and loan assumptions, claims related to call recordings, claims regarding certifications of our legal compliance related to our participation in certain government programs, claims related to improper occupancy inspections, and claims related to untimely recording of mortgage satisfactions. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are improperly assessed and/or marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, and (4) certain legacy mortgage reinsurance arrangements violated RESPA. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $47.1 million at September 30, 2022. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2022.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending five class actions challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods (Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. Ca), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), and Williams v. PHH Mortg. Corp., et al. (S.D. TX). We have reached settlements in four of these class actions. In the Torliatt matter, the Court granted preliminary approval of the parties’ proposed settlement and scheduled the final fairness hearing for November 16, 2022. In the Thacker class action, the Court granted preliminary approval of the parties’ proposed settlement and scheduled the final fairness hearing for November 14, 2022. Finally, we have reached tentative agreements with the plaintiffs in both the Morris and Williams class actions and we are currently finalizing the settlement agreements in both matters before filing motions for preliminary approval.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. On January 31, 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit and that appeal is now fully briefed. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $47.1 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. Following further pre-trial developments, on August 3, 2022, the Court entered an order granting our motion to decertify each of the three classes. On August 17, 2022, plaintiffs filed a petition for permission to appeal the decertification decision and a motion asking the trial court to reconsider its decertification decision, each of which we opposed and are pending a ruling. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions. We may also on occasion be subject to foreign regulatory actions in the countries where we operate outside the U.S. Where we determine that a loss contingency is probable in connection with a regulatory matter and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to regulatory matters that materially exceed any accrued amount. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $47.1 million at September 30, 2022. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2022. Predicting the outcome of any regulatory matter is inherently difficult and we generally cannot predict the eventual outcome of any regulatory matter or the eventual loss, if any, associated with the outcome.
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
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB thereafter filed a notice of appeal. Appellate briefing concluded August 26, 2021, and oral argument before the Eleventh Circuit occurred on February 10, 2022. On April 6, 2022, the Eleventh Circuit issued its opinion, largely adopting the district court’s decision precluding the CFPB from bringing claims covered by the National Mortgage Settlement, but vacating and remanding the case back to the district court to determine which, if any, claims are not covered and may still be brought by the CFPB. Neither party sought rehearing of the Eleventh Circuit’s decision. Opening briefs were filed with the district court on September 1, 2022 and response briefs were filed on September 22, 2022. Ocwen will continue to vigorously defend itself.

Our current accrual with respect to this matter is included in the $47.1 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
Loan Put-Back and Related Contingencies
We have exposure to representation, warranty and indemnification obligations relating to our Originations business, including lending, loan sales and securitization activities, and relating to our servicing practices. We do not provide or assume any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs.

At September 30, 2022 and September 30, 2021, we had outstanding representation and warranty repurchase demands of $53.3 million UPB (280 loans) and $59.6 million UPB (301 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Nine Months Ended September 30,
	2022	2021
Beginning balance (1)	$49,430	$40,374
Provision (reversal) for representation and warranty obligations	1,800	1,483
New production liability	2,299	3,227
Charge-offs and other (2)	(2,730)	(2,530)
Ending balance (1)	$50,798	$42,554
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2022.
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
We may, from time to time, have affirmative indemnification and other claims against service providers, parties from whom we purchased MSRs or other assets, investors or other parties. Although we pursue these claims, we cannot currently estimate the amount, if any, of further recoveries. Similarly, from time to time, indemnification and other claims are made against us by parties to whom we sold MSRs or other assets or by parties on whose behalf we service mortgage loans. We cannot currently estimate the amount, if any, of reasonably possible loss above amounts recorded.
Note 23 – Subsequent Events
During October 2022, we completed the repurchase of 344,246 shares of our common stock in the open market at prevailing market prices for a total purchase price of $9.0 million and at an average price paid per share of $26.13. These shares were repurchased under the $50.0 million program authorized by Ocwen’s Board of Directors in May 2022. See Note 15 – Stockholders’ Equity for additional information.
On November 2, 2022, Ocwen and Oaktree entered into an agreement modifying certain terms relating to the capitalization, management and operations of the MSR joint venture, MAV Canopy. Under the terms of the agreement, Ocwen and Oaktree agreed to increase the aggregate capital contributions to MAV Canopy by up to an additional $250 million through May 2, 2024, subject to extension. Ocwen may elect to contribute its 15% pro rata share of the additional capital commitment. To the extent Ocwen does not contribute its pro rata share of the additional capital commitment, the ownership percentages held by Ocwen and Oaktree will be adjusted based on the parties’ current percentage interests, capital contributions and book value. In connection with the increased commitment, the parties agreed to reduce Ocwen’s Promote Distribution. Also refer to Note 10 - Investment in Equity Method Investee and Related Party Transactions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH Mortgage is one of the largest servicers in the country, focused on delivering a variety of servicing and lending programs. Liberty is one of the nation’s largest reverse mortgage lenders dedicated to education and providing loans that help customers meet their personal and financial needs. We serviced 1.4 million loans with a total UPB of $283.3 billion on behalf of more than 3,800 investors and 95 subservicing clients as of September 30, 2022. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel, in the third quarter of 2022, compared with the preceding quarter, and the nine months ended September 30, 2022 compared with the corresponding period of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment.

$ in billions	UPB
	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.16	$0.32	$1.14	$1.71
Correspondent MSR (1)	5.07	3.94	11.69	10.51
Flow and Agency Cash Window MSR purchases (2)	2.05	3.21	9.35	17.06
Reverse mortgage servicing (3)	0.29	0.43	1.27	1.03
Total servicing	7.57	7.90	23.45	30.30
Bulk purchases (2)	4.33	—	4.33	55.13
Bulk purchases - reverse (2)	—	—	0.21	—
Total servicing additions	11.90	7.90	27.99	85.44
Subservicing additions (4)	5.86	18.93	37.03	23.24
Total servicing and subservicing UPB additions	$17.76	$26.83	$65.02	$108.68
(1)Represents the UPB of loans that have been originated or purchased (funded UPB) during the respective periods and for which we recognize a new MSR on our consolidated balance sheets upon sale or securitization.
(2)Represents the UPB of loans for which the MSR is purchased. Bulk purchases include 12,931 loans with a UPB of $4.1 billion for which PMC was previously performing the subservicing that were purchased from third parties during the third quarter of 2022.
(3)Represents the UPB of reverse mortgage loans that have been securitized on a servicing retained basis. The loans are recognized on our consolidated balance sheets under GAAP without any separate recognition of MSRs.
(4)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business, with $2.5 billion and $5.3 billion for the three months ended September 30, 2022 and June 30, 2022, respectively, and $10.7 billion and $12.2 billion for the nine months ended September 30, 2022 and September 30, 2021, respectively.
In addition to interim subservicing, subservicing additions for the three months ended September 30, 2022 and June 30, 2022 in the table above include reverse mortgage loan subservicing and new subservicing on behalf of MAV. On October 1, 2021, in connection with the transaction with MAM (RMS), PMC became the subservicer for approximately 57,000 reverse mortgages, or approximately $14.3 billion in UPB pursuant to subservicing agreements with various clients, including MAM (RMS). Under the five-year subservicing agreement with MAM (RMS), we added subservicing of approximately 40,000 reverse mortgage loans or approximately $9.1 billion in UPB in the first quarter of 2022, and approximately 19,000 reverse mortgage loans with a UPB of $4.1 billion in the second quarter of 2022. In the second quarter of 2021, we launched our joint venture MSR investment with Oaktree with MAV. MAV purchased approximately $2.5 billion and $8.5 billion GSE MSRs from unrelated third parties that PMC began subservicing in the third quarter of 2022 and second quarter of 2022, respectively.
The following table summarizes the average volume of our Servicing segment during the third quarter of 2022, compared with the preceding quarter, and the nine months ended September 30, 2022 compared with the corresponding period of the prior year. The average volume of Servicing is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the gross revenue and expenses, and their timing. In the third quarter of 2022, our total average servicing portfolio decreased by $3.2 billion as compared to the second quarter of 2022, mostly due to reductions in our forward interim subservicing portfolio and the portfolio runoff, offset by MSR acquisitions by MAV.

$ in billions	Average UPB
	Three Months Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Owned MSR	$119.5	$115.6	$120.8	$113.6
Rithm (formerly NRZ)	51.0	52.6	52.8	62.9
MAV	46.4	42.3	41.1	7.4
Subservicing (incl. interim subservicing)	57.7	67.5	56.6	21.0
Reverse mortgage loans (owned)	7.4	7.4	7.3	6.7
Commercial and other servicing	0.9	0.8	0.9	1.1
Total serviced and subserviced UPB (average)	$282.9	$286.1	$279.4	$212.7
As of September 30, 2022, the total serviced and subserviced UPB amounted to $283.3 billion.
Financial Highlights
Results of operations for the third quarter of 2022
•Net income of $37 million, or $4.33 per share basic and $4.17 per share diluted
•Servicing fee revenue of $216 million
•Originations gain on sale of $21 million
•$67 million MSR valuation gain on our owned MSRs attributable to rate and assumption changes, net of hedging
Financial condition at the end of the third quarter of 2022
•Stockholders’ equity of $546 million, or $68.83 book value per common share
•MSR investment of $2.7 billion, up $229 million, and $3.2 billion decrease in the average serviced and subserviced UPB in the quarter
•Cash liquidity position of $227 million
•Total assets of $12.4 billion
Business Initiatives
We have established the following key operating objectives to return to sustainable profitability and drive improved value for shareholders in 2022:
•Leveraging the core strengths of our balanced and diversified business model through a continued focus on servicing as well as sizing originations to the market environment and maintaining agility to address a potential recession;
•Driving prudent growth adapted for the environment, including emphasis on subservicing to drive servicing portfolio UPB growth and expansion of higher margin originations products and clients;
•Reducing cost structure across the organization to achieve industry cost leadership by maintaining continuous cost improvement discipline and optimizing technology, global operations, and scale;
•Optimizing liquidity, diversifying capital sources and repositioning for higher rates; and
•Allocating capital to deliver value for shareholders, including leveraging our MSR asset vehicle with Oaktree and expanding multi-investor partnership model to fund new MSR originations.

In the first nine months of 2022, market interest rates rose faster and higher than the industry consensus, significantly reducing the production volumes and margins of our Consumer Direct channel and adversely affecting Originations profitability. To achieve our profitability goals for 2022, we have responded to the market shift by rapidly scaling down our Consumer Direct operations in 2022 and we expect to continue to reduce our expenses in the fourth quarter of 2022. We are also accelerating our goals relating to business process rationalization and optimization, including further off-shoring of operations, enterprise-wide.
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

Results of Operations Summary	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30		September 30,	September 30,
	2022	2022		2022	2021
Revenue
Servicing and subservicing fees	$215.6	$215.1	—%	$643.3	$562.8	14%
Reverse mortgage revenue, net	6.9	(2.6)	(365)	17.4	56.2	(69)
Gain (loss) on loans held for sale, net	18.9	0.9	n/m	16.7	108.1	(85)
Other revenue, net	8.3	8.7	(5)	26.1	29.1	(10)
Total revenue	249.7	222.2	12	703.4	756.1	(7)

MSR valuation adjustments, net	95.2	33.2	187	191.0	(57.6)	(432)

Operating expenses
Compensation and benefits	71.3	83.9	(15)	223.2	209.4	7
Servicing and origination	19.0	19.1	(1)	52.3	82.0	(36)
Technology and communications	14.4	14.7	(2)	44.0	41.1	7
Professional services	17.2	8.7	98	38.0	61.2	(38)
Occupancy and equipment	12.4	9.7	28	32.1	25.7	25
Other expenses	7.1	8.4	(15)	23.2	15.4	51
Total operating expenses	141.4	144.4	(2)	412.8	434.9	(5)

Other income (expense)
Interest income	13.7	9.7	41	30.6	16.0	91
Interest expense	(50.4)	(37.9)	33	(126.1)	(102.6)	23
Pledged MSR liability expense	(131.6)	(74.1)	78	(292.6)	(168.8)	73
Earnings of equity method investee	3.3	3.9	(15)	19.3	1.3	n/m
Gain (loss) on extinguishment of debt	—	0.9	(100)	0.9	(15.5)	(106)
Other, net	(5.5)	(4.2)	31	(9.9)	5.6	(277)
Total other income (expense), net	(170.5)	(101.6)	68	(377.9)	(264.0)	43

Income (loss) before income taxes	33.0	9.4	251	103.7	(0.3)	n/m
Income tax expense (benefit)	(4.0)	(0.9)	344	(1.6)	(20.1)	(92)
Net income (loss)	$36.9	$10.4	257	$105.4	$19.8	432

Segment income (loss) before income taxes
Servicing	$55.0	$38.6	42%	$172.3	$32.2	435
Originations	9.5	(1.8)	(628)	4.8	73.2	(93)
Corporate Items and Other	(31.5)	(27.3)	15	(73.4)	(105.7)	(31)
	$33.0	$9.4	250%	$103.7	$(0.3)	n/m
n/m: not meaningful

Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30		September 30,	September 30,
	2022	2022		2022	2021
Servicing	$211.8	$184.4	15%	$594.3	$596.9	—%
Originations	38.3	36.3	6	119.6	180.4	(34)
Corporate	1.5	1.6	(6)	5.0	4.3	16
Total segment revenue	251.7	222.3	13	718.8	781.7	(8)
Inter-segment elimination (1)	(2.0)	(0.1)	n/m	(15.4)	(25.5)	(39)
Total revenue	$249.7	$222.2	12	$703.4	$756.1	(7)
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (Gain on loans held for sale, net) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further detail.
Total segment revenue was $251.7 million for the three months ended September 30, 2022, $29.4 million or 13% higher than the three months ended June 30, 2022, driven by a $27.4 million revenue increase from Servicing and a $2.0 million revenue increase from Originations. The Servicing revenue increase is mostly due to a $15.4 million improvement in Reverse mortgage revenue, net driven by lower unrealized fair value losses on the HECM loan portfolio, and an $8.8 million loss recognized in the second quarter of 2022 on the repurchase of delinquent loans in connection with the Ginnie Mae EBO program. The increase in Originations revenue is mostly due to an $8.2 million increase in Gain on loans held for sale, net due to due to higher volumes and margins in the forward Correspondent channel, offset in part by a $5.9 million decrease in reverse mortgage originations revenue, net driven by lower loan production volume in all three channels and lower margin in our retail channel resulting from unfavorable market interest rate and spread conditions.
As compared to the nine months ended September 30, 2021, total segment revenue for the nine months ended September 30, 2022 was $62.9 million or 8% lower, due to a $60.8 million decrease in Originations revenue and a $2.6 million decline in Servicing revenue. The decrease in Originations revenue is primarily due to a $54.2 million decrease in Gain on loans held for sale, net in our Consumer Direct channel driven by a decline in margin and lower recapture volume in the context of rising interest rates at a historic pace during the nine months ended September 30, 2022. The decline in Servicing revenue includes a $53.2 million decline in Gain on loans held for sale, net due to lower redelivery gains and losses on repurchased and sold delinquent loans in connection with the Ginnie Mae EBO program and $22.5 million gain recorded in the nine months ended September 30, 2021 related to the exercise of our servicer call rights of certain Non-Agency trusts, a $34.0 million decline in Reverse mortgage revenue, net due to higher unrealized fair value losses on the HECM loan portfolio, net attributable to lower margins resulting from continued increase in interest rates and the widening of yield spreads, largely offset by an $84.8 million increase in Servicing and subservicing fees due to the portfolio growth, the launch of MAV and the acquisition of reverse subservicing from MAM (RMS).
See the respective Segment Results of Operations for additional information.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net:

Segment Results	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30		September 30,	September 30,
	2022	2022		2022	2021
MSR realization of expected cash flows (1)	$(68.6)	$(67.6)	1%	$(209.1)	$(175.1)	19%
MSR fair value changes due to interest rate and assumption updates	184.0	115.1	60%	500.2	102.2	389%
Derivative fair value gain (loss)	(25.8)	(17.0)	52%	(122.9)	(28.9)	325%
Total Servicing	89.6	30.5	194%	168.3	(101.8)	(265)%
Originations - MSR fair value changes	3.6	2.6	38%	7.3	18.7	(61)%
Inter-segment elimination - derivative fair value gain (loss)	2.0	0.1	n/m	15.4	25.5	(40)%
MSR valuation adjustments, net	$95.2	$33.2	187%	$191.0	$(57.6)	(432)%
(1) The terms realization of expected cash flows and runoff may be used interchangeably within this discussion.
We reported a $95.2 million gain in MSR valuation adjustments, net in the three months ended September 30, 2022, $62.0 million higher than the three months ended June 30, 2022. The net gain is driven by favorable MSR fair value changes due to rising interest rates, net of hedging. The increase in the net gain in the third quarter of 2022 as compared to the second quarter of 2022 is mostly driven by a higher increase in rates during the respective periods. The 10-year swap rate increased by 81 basis points in the third quarter of 2022 and 65 basis points in the second quarter of 2022.
For the nine months ended September 30, 2022, we reported a $191.0 million gain in MSR valuation adjustments, net, as compared to a $57.6 million loss for the nine months ended September 30, 2021. The loss in the nine months ended September 30, 2021 is mostly due to MSR portfolio runoff and a lower MSR fair value gain due to interest rate and assumption updates, net of hedging. The higher net fair value gain in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is mostly driven by a higher increase in rates during the respective periods. The 10-year swap rate increased by 228 basis points in the nine months ended September 30, 2022 and 58 basis points in the nine months ended September 30, 2021.
See the respective Segment Results of Operations sections for additional information.
Compensation and Benefits
Compensation and benefits expense for the three months ended September 30, 2022 decreased $12.6 million, or 15%, as compared to the three months ended June 30, 2022, primarily due to a 6% headcount reduction and incentive compensation reduction. Specifically, the decline is due to a $7.2 million decrease in incentive compensation, a $5.6 million decrease in salaries and benefits and a $2.0 million decline in commissions, partially offset by a $3.2 million increase in severance expense. The decrease in incentive compensation expense is the result of a $3.8 million decrease in estimated annual incentive plan award for 2022 and the reduction in headcount, and a $3.4 million decrease in expense for cash-settled share-based awards due to our common stock price decline during the third quarter of 2022. Salaries and benefits expense declined 10%, due to the 6% overall headcount reduction, predominantly in the U.S. Headcount reduction is driven by a 25% decrease in Originations, mostly Consumer Direct, and an 11% decrease in Corporate functions, as part of our continued efforts to right size our resources to market opportunities and our continuous improvement initiatives.
As compared to the nine months ended September 30, 2021, Compensation and benefits expense for the nine months ended September 30, 2022 increased $13.8 million, or 7% largely due to a $16.4 million increase in salaries and benefits primarily due to an 11% increase in total average headcount, mostly attributed to a 19% increase in Servicing headcount to support the development of our reverse mortgage subservicing platform and the MAM (RMS) subservicing portfolio acquisition. In addition, severance expense increased $9.9 million predominantly due to headcount reductions in forward Originations and Corporate functions in the second and third quarters of 2022, as well as a U.S. headcount reduction in Servicing in the third quarter of 2022. These increases in expense were partially offset by a $10.5 million decline in expense for cash-settled share-based awards as a result of a decrease in our common stock price and a reduction in expense due to forfeitures recognized in the first quarter of 2022, a $1.9 million decline in estimated annual incentive plan award and $1.2 million decrease driven by lower employee retention expenses.

Servicing and Origination Expense
Servicing and origination expense for the three months ended September 30, 2022 remained flat as compared to the three months ended June 30, 2022 primarily due to a $2.1 million increase in provision for indemnification related to our Servicing business, offset by a $1.6 million decrease in satisfaction and interest on payoff expense due to lower payoffs, and a $1.3 million decrease in loan origination expense, primarily due to a decrease in production volume in our Consumer Direct and Reverse channels.
As compared to the nine months ended September 30, 2021, Servicing and origination expense for the nine months ended September 30, 2022 decreased $29.7 million, or 36%, mostly attributed to the Servicing segment. The decline is primarily due to a $13.5 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume, an $8.7 million decrease in reverse subservicing expenses with the transfer of a subservicer to our reverse servicing platform beginning in the fourth quarter of 2021, a $4.5 million reduction in interim subservicing costs incurred on bulk acquisitions in the nine months ended September 30, 2021, a $1.7 million decline in provision expense on government-insured claims receivables primarily due to decreased claim volumes, and a $1.1 million net decrease in provision for indemnification related to our Servicing business driven by favorable settlements.
See Segment Results of Operations - Servicing for additional information.
Other Operating Expenses
Professional services expense for the three months ended September 30, 2022 increased $8.5 million, or 98%, as compared to the three months ended June 30, 2022. Reimbursements received in the third quarter of 2022 from mortgage loan investors related to prior year legal expenses and payments received following resolution of legacy litigation matters were $6.8 million lower than the second quarter of 2022, and expenses related to other legal matters increased $2.8 million as compared to the second quarter. These increases were partially offset by a $1.5 million decrease in other professional fees.
As compared to the nine months ended September 30, 2021, Professional services expense for the nine months ended September 30, 2022 decreased $23.2 million, or 38%, primarily due to a decline in legal expenses as other professional fees remained flat. The decline in legal expenses is largely due to reimbursements received from mortgage loan investors related to prior year legal expenses, and to payments received following resolution of legacy litigation matters.
Occupancy and equipment expense for the three months ended September 30, 2022 increased $2.7 million, or 28%, as compared to the three months ended June 30, 2022, primarily due to repairs required in connection with our exit of our New Jersey leased office facility. As compared to the nine months ended September 30, 2021, Occupancy and equipment expense for the nine months ended September 30, 2022 increased $6.4 million, or 25%, largely driven by a $3.4 million increase in postage and mailing expenses associated with an increased average number of loans serviced and the acquisition of reverse mortgage subservicing, and the $2.9 million facility repair obligation described above.
Technology and communication expense for the three months ended September 30, 2022 remained flat as compared to the three months ended June 30, 2022. As compared to the nine months ended September 30, 2021, Technology and communication expense for the nine months ended September 30, 2022 increased $2.9 million, or 7%, largely driven by higher fees related to our forward loan servicing system due to the increase in the average number of loans serviced.
Other expenses for the three months ended September 30, 2022 decreased $1.3 million as compared to the three months ended June 30, 2022 primarily driven by a reduction in bank changes due to higher earnings credits as a result of the increase in interest rates. As compared to the nine months ended September 30, 2021, Other expenses for the nine months ended September 30, 2022 increased $7.8 million mainly due to a $2.7 million increase in advertising expense in our Reverse Originations business, $3.3 million of amortization expense on the reverse subservicing contract intangible asset recognized in October 2021 and April 2022, and a $3.3 million increase in miscellaneous other expenses, including travel and licensing expenses. These increases were offset by a $2.0 million decline in bank charges due to due to higher earnings credits as a result of higher interest rates.
Other Income (Loss)
Interest income increased $4.0 million during the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 primarily attributable to higher forward loan production volumes in Originations and increasing interest rates. As compared to the nine months ended September 30, 2021, interest income for the nine months ended September 30, 2022 increased $14.6 million, primarily due to higher forward loan production volumes in Originations and increasing interest rates, as well as higher average balances of loans held for sale in our Servicing segment.
Interest expense for the three months ended September 30, 2022 increased $12.5 million, or 33%, as compared to the three months ended June 30, 2022, due to a $108.4 million increase in average debt balance on our asset backed financing, primarily driven by the same factors described above, specifically higher origination production volume and an average 137 bps higher cost of funds following an increase in underlying reference interest rates.

As compared to the nine months ended September 30, 2021, Interest expense for the nine months ended September 30, 2022 increased $23.5 million, or 23%, primarily due to higher cost of corporate debt that is mostly related to the OFC senior secured notes issued on March 4, 2021 and May 3, 2021. The notes were issued to Oaktree together with warrants that resulted in an additional discount, the accretion of which is reported as interest expense, a $364.2 million or 13% higher average debt balance on our asset backed financing, primarily to finance our higher loan production volumes and MSR portfolio growth, and an increase in cost of funds of our asset backed financing, primarily driven by increased underlying reference interest rates.
See Segment Results of Operations - Servicing for information regarding Pledged MSR liability expense.
Gain on debt extinguishment of $0.9 million for the nine months ended September 30, 2022 resulted from our repurchase of $25.0 million PMC 7.875% Senior Secured Notes due March 2026 at a discount during the second quarter of 2022. Loss on debt extinguishment of $15.5 million for the nine months ended September 30, 2021 was recognized in the first quarter of 2021 and resulted from our early repayment of the SSTL due May 2022, PHH 6.375% senior unsecured notes due August 2021, and PMC 8.375% senior secured notes due November 2022.
Earnings of equity method investee represent our 15% share of MAV Canopy from May 3, 2021. The $19.3 million earnings for the nine months ended September 30, 2022 are predominantly driven by the fair value gains recorded by MAV Canopy on its MSR portfolio due to rising interest rates. See Note 10 - Investment in Equity Method Investee and Related Party Transactions for further detail.
Other, net expense for the three months ended September 30, 2022 increased by $1.3 million as compared to the three months ended June 30, 2022, primarily due to $3.3 million expense in connection with our new ESS financing liability. For the nine months ended September 30, 2022, Other, net expense increased $15.5 million, as compared to the nine months ended September 30, 2021, primarily due to $4.6 million deal call revenue recorded in 2021, $3.3 million loss on MSR recaptured and delivered to MAV for zero cash proceeds (offset by a corresponding amount recorded within Gain on loans held for sale, net), $3.3 million expense recognized in connection with the ESS financing transaction, $2.3 million early payout protection in connection with our MSR sales, and $1.8 million increase in loss adjustment expense related to our CRL reinsurance business due to higher claims.
Income Tax Benefit (Expense)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2022	2022		2022	2021
Income tax expense (benefit)	$(4.0)	$(0.9)	344%	$(1.6)	$(20.1)	(92)

Income (loss) before income taxes	$33.0	$9.4	251%	$103.7	$(0.3)	n/m

Effective tax rate	(12.1)%	(9.6)%	26%	(1.5)%	6700.0%	(100)
Our effective tax rate for the periods indicated in the table above differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, Ocwen considers its sources of future taxable income as the deferred tax assets represent future tax deductions. Taxable income of the appropriate character, within the appropriate time frame, is necessary for the realization of deferred tax assets. While Ocwen generates positive income before income taxes, the U.S. filing jurisdiction is in a cumulative loss position for the three-year period ended September 30, 2022. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. We evaluated all positive and negative evidence and determined that a full valuation allowance at September 30, 2022 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions and changes in uncertain tax positions. Also refer to Note 21 - Income Taxes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for further details on deferred tax assets.
The $4.0 million income tax benefit recognized in the three months ended September 30, 2022 was driven primarily by our recognition of $3.5 million of income tax benefit related to the favorable resolution of an uncertain tax position, as well as a decrease in the projected annual effective tax rate applied to year-to-date pre-tax earnings. The income tax benefit recognized in the three months ended June 30, 2022 was driven primarily by a decrease in the projected annual effective tax rate applied to year-to-date to pre-tax earnings.
For the nine months ended September 30, 2022, income tax benefit of $1.6 million was driven by projected income tax expense related to pre-tax earnings, offset by income tax benefit related to the favorable resolution of uncertain tax positions. As compared with the nine months ended September 30, 2021, income tax benefit for the nine months ended September 30,

2022 declined $18.5 million primarily due to higher pre-tax earnings, a $12.8 million reduction in the amount of income tax benefit recognized under the CARES Act, and a $ 3.6 million reduction in the amount of income tax benefit related to the favorable resolution of uncertain tax positions. The decline in the effective tax rate is primarily due to the $104.0 million increase in pre-tax earnings in the nine months ended September 30, 2022 compared to the same period in 2021, as well as the reduction in income tax benefit recognized under the CARES Act and a reduction in income tax benefit related to the favorable resolution of uncertain tax positions.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.
Financial Condition

Financial Condition Summary	September 30, 2022	December 31, 2021	$ Change	% Change
Cash	$226.6	$192.8	$33.8	18%
Restricted cash	45.3	70.7	(25.4)	(36)
MSRs, at fair value	2,714.2	2,250.1	464.1	21
Advances, net	642.5	772.4	(130.0)	(17)
Loans held for sale	729.6	928.5	(198.9)	(21)
Loans held for investment, at fair value	7,402.3	7,207.6	194.6	3
Receivables	170.8	180.7	(9.9)	(5)
Investment in equity method investee	38.7	23.3	15.4	66
Other assets	390.1	520.9	(130.9)	(25)
Total assets	$12,360.1	$12,147.1	$212.9	2%

Total Assets by Segment
Servicing	$11,322.6	$10,999.2	$323.4	3%
Originations	731.1	823.5	(92.5)	(11)
Corporate Items and Other	306.4	324.4	(18.0)	(6)
	$12,360.1	$12,147.1	$212.9	2%

HMBS-related borrowings, at fair value	$7,208.4	$6,885.0	$323.4	5%
Other financing liabilities, at fair value	989.7	805.0	184.8	23
Advance match funded liabilities	457.5	512.3	(54.8)	(11)
Mortgage loan warehouse facilities	819.6	1,085.1	(265.5)	(24)
MSR financing facilities, net	1,020.6	900.8	119.8	13
Senior notes, net	597.1	614.8	(17.7)	(3)
Other liabilities	721.1	867.5	(146.4)	(17)
Total liabilities	11,814.0	11,670.4	143.6	1%

Total stockholders’ equity	546.1	476.7	69.4	15

Total liabilities and equity	$12,360.1	$12,147.1	$212.9	2%

Total Liabilities by Segment
Servicing	$10,785.3	$10,474.5	$310.8	3%
Originations	694.6	832.7	(138.0)	(17)
Corporate Items and Other	334.1	363.3	(29.2)	(8)
	$11,814.0	$11,670.4	$143.6	1%

Book value per share	$68.83	$51.77	$17.06	33%

Total assets increased $212.9 million, or 2%, between December 31, 2021 and September 30, 2022 due to a $464.1 million increase in our MSR portfolio mostly attributed to fair value gains due to rising interest rates and additions through purchases and retained servicing on loan sales, partially offset by a sale of MSRs to an unrelated third party, and a $194.6 million increase in Loans held for investment, mostly driven by our reverse mortgage origination and bulk acquisition. These increases were offset by a $198.9 million decline in our loans held for sale portfolio driven by lower forward loan production volumes than sales, a $130.9 million decrease in other assets mostly attributable to the decrease in contingent repurchase rights related to delinquent loans that have been repurchased under the Ginnie Mae EBO program, and a $130.0 million decline in servicing advances, mainly due to seasonal reduction of escrow balances, increased recoveries on delinquent and default loans, and loan repurchases under the Ginnie Mae EBO program.
Total liabilities increased by $143.6 million, or 1%, as compared to December 31, 2021, with similar effects as described above. Our HMBS-related borrowings increased by $323.4 million due to the continued growth of our reverse mortgage business and its securitization. The $184.8 million increase in Other financing liabilities is primarily due to additional transfers of MSRs to MAV in the nine months ended September 30, 2022 which did not qualify for sale accounting and related fair value changes, and the new $36.2 million ESS financing liability. Borrowings under our MSR financing facilities increased $119.8 million to fund the increase in our MSR portfolio. Our borrowings under warehouse lines declined $265.5 million due to lower loan production volumes. Advance match funded liabilities decreased $54.8 million consistent with the decline in Servicing advances. Senior notes, net decreased $17.7 million mostly due to our repurchase of $25.0 million PMC 7.875% Senior Secured Notes due March 2026 in the second quarter of 2022. Other liabilities declined $146.4 million mostly due to a decrease in the Ginnie Mae contingent repurchase rights of delinquent loans.
Total equity increased $69.4 million during the nine months ended September 30, 2022 mostly due to $105.4 million net income, partially offset by $38.7 million stock repurchased under the $50.0 million repurchase program approved in May 2022. See Note 15 – Stockholders’ Equity for additional information.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to replenish and grow our servicing portfolio through our multi-channel Originations platform and through MAV and other capital partners for the remainder of 2022. In addition, we continuously evaluate the relative mix between servicing and subservicing volume.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive. Origination volume is negatively impacted by rising interest rates, high inflation and home price appreciation due to limited housing supply, among other recent market conditions. We expect volumes in our Consumer Direct channel to remain at depressed levels absent any significant interest rate decrease and expect lower margins due to heightened competition. We expect to continue to prudently manage our Correspondent volume at margins that are accretive to the business.
Reverse mortgage revenue, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to maintain or prudently grow our volumes albeit with some channel mix changes. We expect total origination market volume to decline with rising interest rates and increased volatility, and a downward trend in our margins due to continued uncertain market interest rate and spread conditions. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, and is part of our forward MSR hedging strategy.
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of cash flows to increase as we continue to grow our MSR portfolio. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. We are exposed to increased interest rate volatility due to our interest rate sensitive GSE MSR portfolio. Our hedging strategy provides only partial hedge coverage and we would expect net MSR fair value losses if interest rates drop and conversely, net MSR fair value gains if interest rates rise. Refer to the sensitivity analysis in Item 3 - Quantitative and Qualitative Disclosures About Market Risk for further detail.
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase (see above), we expect a modest increase in our workforce with partial offset from an increased relative share of performing loans. We expect to continue to right size and prudently manage our Originations headcount and operating expenses to align with funded volume. Other operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. A continuing rise in inflation may result in higher operating expenses due to increases in salaries and benefits and rates charged by our vendors.
Stockholders’ equity - With the above considerations and uncertainties, we expect our businesses to generate net income and increase our equity, absent any significant adverse change in interest rates and if we continue to be successful in our business initiatives.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements pertaining to MSRs we own, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and convenience or other loan collection fees, where permitted. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions, including MAV, that own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Subservicing per-loan fees typically vary based on type of investor and on loan delinquency status.
As of September 30, 2022, we serviced 1.4 million mortgage loans with an aggregate UPB of $283.3 billion. The average UPB of loans serviced during the third quarter of 2022 decreased by 1% or $3.2 billion compared to the second quarter of 2022, mostly driven by reductions in our forward subservicing portfolio and runoff, offset by owned MSR acquisitions and MAV acquisitions. Compared to the nine months ended September 30, 2021, the average UPB of loans serviced during the nine months ended September 30, 2022 increased by 31% or $66.7 billion mostly due to MSR acquisitions, forward and reverse subservicing additions and MSR originations, offset in part by portfolio runoff. We manage the size of our servicing portfolio with our Originations business and by selectively purchasing MSRs based on capital allocation and financial return targets.
In May 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PMC but the transactions do not achieve sale accounting. In November 2022, we upsized MAV Canopy capacity with an additional $250 million capital commitment with Oaktree. Refer to Note 23 – Subsequent Events.
In addition, in October 2021, PMC acquired reverse mortgage subservicing contracts from MAM (RMS) and became its exclusive subservicer under a five-year subservicing agreement. PMC boarded approximately 40,000 and 19,000 additional reverse mortgage loans onto our servicing platform in the first quarter of 2022 and second quarter of 2022, respectively.
Rithm (formerly NRZ) remains our largest subservicing client, accounting for 18% and 28% of the total serviced UPB and loan count, respectively, in our servicing portfolio as of September 30, 2022. Rithm servicing fees retained by Ocwen represented approximately 10% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to Rithm, for the third quarter of 2022. and 12% the second quarter of 2022. This compares to 11% and 17% for the nine months ended September 30, 2022 and 2021, respectively. Rithm’s portfolio represents approximately 69% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service for Rithm.
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
For those MSR sale transactions with Rithm and MAV that do not achieve sale accounting treatment, we present on a gross basis the transferred MSR as an asset at fair value and the corresponding liability amount as a pledged MSR liability at fair value on our balance sheet. The changes in fair value of the MSR are reflected as MSR valuation adjustments, net and the corresponding changes in fair value of the pledged MSR liability are reported within Pledged MSR liability expense. Similarly, we present on a gross basis the total servicing fees collected on behalf of Rithm and MAV within Servicing and subservicing fees, net and the total servicing fee remittance to Rithm and MAV within Pledged MSR liability expense.
As of September 30, 2022, we managed 18,063 loans under forbearance associated with borrowers impacted by the COVID-19 pandemic (or 1.3% of our total portfolio), 3,872 of which related to our owned MSRs, or 0.6% of our owned MSR servicing portfolio (excluding Rithm and MAV), a reduction of 37% and 43%, respectively, compared to December 31, 2021.
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
Our future financial performance will be less impacted by loan resolutions because, under our Rithm agreements, Rithm receives all deferred servicing fees. Deferred servicing fees related to delinquent borrower payments were $132.3 million at September 30, 2022, of which $107.6 million were attributable to Rithm agreements.
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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most subservicing agreements, including our agreements with Rithm, provide for prompt reimbursement of any advances from the owner of the servicing rights.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30		September 30,	September 30,
	2022	2022		2022	2021
Revenue
Servicing and subservicing fees	$215.0	$214.5	—%	641.7	$556.9	15%
Gain (loss) on loans held for sale, net	0.2	(11.5)	(102)	(14.0)	39.2	(136)
Reverse mortgage revenue, net	(3.6)	(19.0)	(81)	(34.5)	(0.5)	n/m
Other revenue, net	0.3	0.4	(25)	1.1	1.3	(15)
Total revenue	211.8	184.4	15	594.3	596.9	—

MSR valuation adjustments, net	89.6	30.4	195	168.3	(101.8)	(265)

Operating expenses
Compensation and benefits	33.6	34.9	(4)	97.5	74.9	30
Servicing expense	15.9	15.6	2	42.4	72.0	(41)
Occupancy and equipment	7.6	7.7	(1)	23.2	18.7	24
Professional services	9.6	3.4	182	19.9	24.2	(18)
Technology and communications	5.8	6.6	(12)	18.9	17.0	11
Corporate overhead allocations	12.0	11.7	3	34.8	36.5	(5)
Other expenses	1.7	2.6	(35)	6.3	4.0	58
Total operating expenses	86.1	82.5	4	242.9	247.2	(2)

Other income (expense)
Interest income	2.9	3.0	(3)	9.9	4.9	102
Interest expense	(30.9)	(22.3)	39	(76.3)	(57.9)	32
Pledged MSR liability expense	(131.7)	(74.1)	78	(292.7)	(168.8)	73
Earnings of equity method investee	3.3	3.9	(15)	19.3	1.3	n/m
Other, net	(4.0)	(4.3)	(7)	(7.6)	4.8	(258)
Total other income (expense), net	(160.3)	(93.7)	71	(347.4)	(215.7)	61

Income (loss) before income taxes	$55.0	$38.6	42%	$172.3	$32.2	435%
n/m: not meaningful

The following table provides selected operating statistics:

	September 30,	June 30,	% Change	September 30,	% Change
	2022	2022		2021
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$268.9	$273.4	(2)%	$239.7	12%
Non-performing loans	13.9	14.2	(2)	7.7	81
Non-performing real estate	0.6	0.7	(14)	0.8	(25)
Total	$283.3	$288.3	(2)%	$248.3	14%

Conventional loans (2)	$180.9	$185.5	(2)%	$145.9	24%
Government-insured loans	29.9	29.3	2	33.4	(10)
Non-Agency loans	72.5	73.5	(1)	69.0	5
Total	$283.3	$288.3	(2)%	$248.3	14%

Servicing portfolio (3)	$131.7	$124.4	6%	$144.6	(9)%
Subservicing portfolio
Subservicing - forward	29.5	42.2	(30)	23.9	23
Subservicing - reverse	24.1	25.0	(4)	—	n/m
Total subservicing	53.6	67.2	(20)	23.9	124
MAV (4) (5)	47.8	45.1	6	21.4	123
Rithm (formerly NRZ) (5) (6)	50.3	51.7	(3)	58.4	(14)
Total	$283.3	$288.3	(2)%	$248.3	14%

Number (in 000’s):
Performing loans (1)	1,307.2	1,335.2	(2)%	1,255.6	4%
Non-performing loans
Non-performing loans - Rithm	28.4	29.0	(2)	27.4	4
Non-performing loans - Other	34.0	35.0	(3)	13.7	148
	62.4	63.9	(2)	41.1	52
Non-performing real estate	3.8	4.3	(12)	5.2	(27)
Total	1,373.4	1,403.4	(2)%	1,301.9	5%

Conventional loans (2)	726.0	745.6	(3)%	608.6	19%
Government-insured loans	160.9	167.5	(4)	190.6	(16)
Non-Agency loans	486.5	490.3	(1)	502.7	(3)
Total	1,373.4	1,403.4	(2)%	1,301.9	5%

Servicing portfolio	600.0	581.9	3%	675.9	(11)%
Subservicing portfolio
Subservicing - forward	104.1	148.5	(30)	93.2	12
Subservicing - reverse	99.1	104.2	(5)	—	n/m
Total subservicing	203.1	252.7	(20)	93.2	118
MAV (5)	180.5	169.6	6	90.1	100
Rithm (5)	389.8	399.2	(2)	442.8	(12)
Total	1,373.4	1,403.4	(2)%	1,301.9	5%

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30		September 30,	September 30,
	2022	2022		2022	2021
Prepayment speed (CPR) (7):
% Voluntary CPR	6.1%	8.9%	(31)%	8.8%	18.2%	(52)%
% Involuntary CPR	0.4	0.4	—	0.4	0.7	(43)
% Total CPR	9.8	12.5	(22)	12.4	21.8	(43)

Number of completed modifications (in 000’s)	4.8	4.8	—%	13.6	13.4	1%
Revenue recognized in connection with loan modifications	$5.8	$5.7	2%	$17.8	$20.5	(13)%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 67,752 and 68,985 prime loans with a UPB of $13.3 billion and $13.4 billion at September 30, 2022 and June 30, 2022, respectively, that we service or subservice. This compares to 77,522 prime loans with a UPB of $14.2 billion at September 30, 2021. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes $7.5 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at September 30, 2022.
(4)Includes $21.6 billion UPB subserviced, including $9.2 billion in interim subservicing pending transfer off of the PMC servicing system in the fourth quarter of 2022, and $26.2 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at September 30, 2022. Excludes subserviced loans with a UPB of $10.1 billion that have not yet transferred onto the PMC servicing system as of September 30, 2022.
(5)Loans serviced or subserviced pursuant to our agreements with Rithm or MAV.
(6)Includes $1.9 billion UPB of subserviced loans at September 30, 2022.
(7)Total 3 and 9-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.

The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2022	2021	2022	2021
Portfolio at January 1	$268.0	$188.8	1,353.2	1,107.6
Additions (1) (2)	31.5	13.5	116.9	49.4
MSR sales (2)	(11.1)	—	(38.9)	(0.1)
Servicing transfers	(2.3)	(10.9)	(9.0)	(42.5)
Runoff	(10.8)	(12.1)	(47.1)	(51.2)
Portfolio at March 31	$275.3	$179.4	1,375.1	1,063.2
Additions	26.8	68.7	89.0	256.8
Sales	—	—	(0.1)	—
Servicing transfers (1)	(4.0)	—	(16.1)	(0.2)
Runoff	(9.8)	(10.7)	(44.5)	(49.9)
Portfolio at June 30	288.3	237.3	1,403.4	1,269.9
Additions (1) (3) (4)	13.7	26.5	42.7	97.9
Sales	—	—	(0.1)	—
Servicing transfers (1) (2)	(11.2)	(1.8)	(39.3)	(6.7)
Runoff	(7.5)	(13.7)	(33.3)	(59.2)
Portfolio at September 30	$283.3	$248.3	1,373.4	1,301.9
(1)Includes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.
(2)Includes MSRs sold to an unrelated third party in the first quarter of 2022 consisting of 38,850 loans with a UPB of $11.1 billion, with the remaining active loans transferred out of the PMC servicing system in the third quarter of 2022, and for which PMC performed interim subservicing.

(3)Additions include purchased MSRs on portfolios consisting of 962 loans with a UPB of $258.8 million that have not yet transferred to the PMC servicing system as of September 30, 2022. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(4)Excludes MSRs acquired from unrelated third parties in the third quarter of 2022 consisting of 12,931 loans with a UPB of $4.1 billion for which PMC was previously performing the subservicing.

The following table provides a breakdown of our servicer advances:

	September 30, 2022				December 31, 2021
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$3	$34	$7	$44	$2	$66	$7	$75
Government-insured	2	22	20	44	1	55	23	79
Non-Agency	220	223	112	555	225	261	133	618
Total, net	$224	$279	$139	$642	$228	$381	$164	$772

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	September 30,	June 30,	% Change	September 30,	% Change
	2022	2022		2021
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$7,090.4	$6,990.9	1%	$6,390.0	11%
Active Buyouts (2)	49.1	46.7	5	31.6	55
Inactive Buyouts (2)	112.3	108.9	3	91.3	23
Total	$7,251.8	$7,146.4	1%	$6,512.9	11%

Inactive buyouts % to total	1.55%	1.52%	2%	1.40%	11%

Future draw commitments (UPB) in millions:	1,749.8	1,745.0	—%	1,247.4	40%

Fair value in millions:
Loans held for investment (1)	$7,268.0	$7,220.8	1%	$6,874.0	6%
HMBS related borrowings	7,208.4	7,155.3	1	6,782.6	6
Net asset value	$59.6	$65.5	(9)%	$91.5	(35)%
Net asset value to UPB	0.84%	0.94%		1.43%
(1)Securitized loans only; excludes unsecuritized loans reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.

Servicing and Subservicing Fees

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2022	2022		2022	2021
Loan servicing and subservicing fees:
Servicing	$83.3	$80.9	3%	$252.8	$246.4	3%
Subservicing	18.9	20.4	(7)	53.9	9.0	499
MAV	19.3	18.8	3	54.7	1.6	n/m
Rithm	63.4	64.7	(2)	195.2	233.1	(16)
Servicing and subservicing fees	184.9	184.8	—	556.6	490.0	14
Ancillary income	30.1	29.7	1	85.0	66.9	27
	$215.0	$214.5	—%	$641.7	$556.9	15%
The $0.5 million increase in total servicing and subservicing fees for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 is primarily driven by the increase in our average owned servicing portfolio partially offset by the decrease in our average forward subservicing and Rithm portfolios, as further discussed below.
The $84.8 million, or 15% increase in total servicing and subservicing fees in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily driven by our successful volume growth strategy, selectively balanced between servicing and subservicing, and the gradual replacement of the Rithm volumes with new relationships and volumes sourced by our Originations business.

The following table presents the respective drivers of residential loan servicing (owned MSR) and subservicing fees.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2022	2022		2022	2021
Servicing and subservicing fee
Servicing fee (owned MSR)	$83.3	$80.9	3%	$252.8	$246.4	3%
Average servicing fee (% of UPB) (1)	0.28	0.28	—%	0.28	0.29	(3)%

Subservicing fee (excluding MAV and Rithm)	$18.9	$20.4	(7)	$53.9	$9.0	499%
Average monthly fee per loan (in dollars) (2)	$29	$27	7	$28	$12	133%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio - Owned	$127.8	$123.7	3%	$129.0	$121.5	6%
Subservicing portfolio
Subservicing - forward	33.1	42.9	(23)	35.1	21.0	67%
Subservicing - reverse	24.6	24.6	—	21.5	—	n/m
Total subservicing	57.7	67.5	(15)	56.6	21.0	170%
MAV	46.4	42.3	10	41.1	7.4	455%
Rithm	51.0	52.6	(3)	52.8	62.9	(16)%
Total	$282.9	$286.1	(1)%	$279.4	$212.7	31%
Average number (in 000’s):
Servicing portfolio	590.4	583.9	1%	602.0	596.6	1%
Subservicing portfolio
Subservicing - forward	116.6	152.2	(23)	124.8	83.6	49%
Subservicing - reverse	101.6	102.7	(1)	88.2	—	n/m
Total subservicing	218.2	254.9	(14)	213.0	83.6	155%
MAV	174.9	160.9	9	157.5	31.8	395%
Rithm	394.4	405.1	(3)	407.7	472.6	(14)%
	1,377.9	1,404.8	(2)%	1,380.2	1,184.6	17%
(1)Excludes owned reverse mortgages effective with the three months ended June 30, 2022, Prior periods have been recast to conform to the current presentation.
(2)Excludes MAV portfolio and includes reverse subservicing in the three and nine months ended September 30, 2022 and three months ended June 30, 2022.
For the three months ended September 30, 2022 as compared to the three months ended June 30, 2022, servicing and subservicing fees were flat. The $2.4 million, or 3% increase in servicing fee income on our owned MSRs is due to a 3% increase in our average UPB serviced, primarily driven by MSR originations and acquisitions partially offset by runoff, and the $0.5 million increase in MAV servicing fees due to our ongoing use of MAV to grow our servicing volume. These increases were offset by a $1.5 million, or 7% decrease in subservicing fees primarily due to a decline in average balance due to $11.1 billion interim subserviced loans that transferred out of the PMC servicing system in the third quarter of 2022 and a $1.3 million decline in fees collected on behalf of Rithm due to portfolio runoff.

The table above and fee structure reflects our strategy to grow our subservicing business and the increased use of MAV to grow our servicing volume. Year over year, when comparing the nine months ended September 30, 2022 with the nine months ended September 30, 2021, our subservicing fee income grew by $44.9 million and we generated a new source of fee income with the $54.7 million servicing fee from MAV. On our owned MSR portfolio, servicing fee income increased by $6.4 million or 3%. We achieved a total $66.6 million fee increase, or 14%, despite a $37.9 million reduction in fees collected on behalf of Rithm due to portfolio runoff. The $44.9 million increase in subservicing fees is mostly due to the boarding of approximately 59,000 reverse mortgage loans under the subservicing agreement with MAM (RMS) in the first half of 2022. The average subservicing fee per loan increased from $12 to $28 dollars, driven by the inclusion of reverse mortgage loans that yield relatively higher compensation for both active and inactive loans.
The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the Rithm (formerly NRZ) agreements. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for additional information.

Rithm servicing and subservicing fees	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2022	2022	2022	2021
Servicing fees collected on behalf of Rithm	$63.4	$64.7	$195.2	$233.1
Servicing fees remitted to Rithm (1)	(45.5)	(46.0)	(139.3)	(165.1)
Retained subservicing fees on Rithm agreements (2)	$17.8	$18.8	$56.0	$68.0

Average Rithm UPB ($ in billions)	$51.0	$52.6	$52.8	$62.9
Average annualized retained subservicing fees as a % of Rithm UPB	0.14%	0.14%	0.14%	0.14%
(1)Reported within Pledged MSR liability expense. The Rithm servicing fee includes the total servicing fees collected on behalf of Rithm relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to Rithm reported as Pledged MSR liability expense.
(2)Excludes ancillary income.
For the three months ended September 30, 2022, the net retained fee on our Rithm portfolio declined $1.0 million as compared to the three months ended June 30, 2022. The net retained fee on our Rithm portfolio decreased $12.0 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decline in the Rithm fee collection and remittance is primarily driven by the decline in the average UPB of 3% and 16% in the three and nine months ended September 30, 2022, respectively, due to portfolio runoff and prepayments.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2022	2022		2022	2021
Late charges	$10.6	$11.7	(9)%	$32.3	$31.3	3%
Reverse subservicing ancillary fees	4.9	6.3	(22)	14.3	—	n/m
Loan collection fees	2.6	2.9	(10)	8.5	8.6	(1)
Recording fees	1.8	2.6	(31)	7.7	10.6	(27)
Custodial accounts (float earnings)	7.5	1.8	317	10.3	3.5	194
Boarding and deboarding fees	0.3	1.3	(77)	3.0	1.6	88
GSE forbearance fees	0.2	0.2	—	0.6	1.3	(54)
Other	2.2	2.9	(24)	8.4	9.9	(15)
Ancillary income	$30.1	$29.7	1%	$85.0	$66.9	27%
Ancillary income for the three months ended September 30, 2022 increased by $0.4 million as compared to the three months ended June 30, 2022 primarily because of a $5.7 million increase in float earnings driven by the increase in interest rates, offset by a $1.4 million decline in reverse subservicing ancillary fees, a $1.0 million decrease in boarding and deboarding fees related to reverse mortgage loans, a $1.1 million decrease in late charges due to borrower payment behavior and a $1.8 million decline in all other fee categories.

As compared to the nine months ended September 30, 2021, ancillary income increased by $18.1 million largely due to $14.3 million of reverse subservicing fees recognized during the nine months ended September 30, 2022 on reverse mortgage loans boarded under the subservicing agreement with MAM (RMS) during the first and second quarters of 2022 and the fourth quarter of 2021. In addition, float earnings increased $6.8 million due to higher interest rates and recording fees were $2.9 million lower due to the reduction in payoff volume.
Gain (loss) on Loans Held for Sale, Net
Gain on loans held for sale, net for the three months ended September 30, 2022 improved $11.7 million as compared to the three months ended June 30, 2022 largely due to the $8.8 million loss recognized in the second quarter of 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program, net of the associated Ginnie Mae MSR fair value adjustment and advances.
Loss on loans held for sale, net for the nine months ended September 30, 2022 was $14.0 million, a $53.2 million unfavorable change as compared to a $39.2 million gain recognized in the nine months ended September 30, 2021. In addition to the EBO program repurchase of certain delinquent and aged loans discussed above, losses in the nine months ended September 30, 2022 are driven by decreased volume and margins on redelivery gains of repurchased loans in connection with Ginnie Mae loan modifications and EBO activities, that became minimal in 2022, as a result of higher market interest rates. The unfavorable change is also explained by a $22.5 million gain recorded in the nine months ended September 30, 2021 related to the exercise of our servicer call rights of certain Non-Agency trusts.
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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2022	2022		2022	2021
Net interest income (servicing fee)	$5.5	$5.4	2%	$16.3	$14.9	9%
Other fair value changes (1)	(9.2)	(24.5)	(62)	(50.8)	(15.4)	230
Reverse mortgage revenue, net (Servicing)	$(3.6)	$(19.0)	(81)%	$(34.5)	$(0.5)	n/m
(1)Includes $2.6 million and $2.8 million of realized gains on tail securitization for the three months ended September 30, 2022 and June 30, 2022, respectively, and $9.3 million and $16.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Reverse mortgage revenue, net increased $15.4 million for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 due to lower unrealized fair value losses on the HECM loan portfolio, net of HMBS, driven by higher fair value losses in the second quarter of 2022 due to wider yield spreads and other unfavorable model assumptions. For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, Reverse mortgage revenue, net declined $34.0 million primarily due to higher unrealized fair value losses, driven by increasing interest rates and widening yield spread directly impacting projected asset life and the tail value of the HECM reverse mortgage loans. Tail value declined by $0.2 million and $7.6 million in the three and nine months ended September 30, 2022, respectively. Tails represent the future draws of borrowers, scheduled and unscheduled, as well as capitalized interest and are included in the fair value of the underlying loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly. Tails are securitized on a monthly basis and a widening yield spread results in lower cash gain on securitization.

MSR Valuation Adjustments, Net
The following tables summarize the MSR valuation adjustments, net reported in our Servicing segment, with the breakdown of the total MSRs recorded on our balance sheet between our owned MSRs and the MSRs transferred to Rithm (formerly NRZ) and MAV that did not achieve sale accounting treatment:

	Three Months Ended September 30, 2022			Three Months Ended June 30, 2022
	Total (1)	Owned MSR (1)	Pledged MSR (Rithm and MAV) (2)	Total (1)	Owned MSR (1)	Pledged MSR (Rithm and MAV) (2)
Runoff (3)	$(68.6)	$(45.0)	$(23.6)	$(67.6)	$(38.8)	$(28.8)
Rate and assumption change (1)	184.0	93.2	90.8	115.1	75.2	39.9
Hedging gain (loss)	(25.8)	(25.8)	—	(17.0)	(17.0)	—
Total	$89.6	$22.4	$67.2	$30.4	$19.3	$11.1

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Total (1)	Owned MSR	Pledged MSR (Rithm and MAV) (2)	Total (1)	Owned MSR (1)	Pledged MSR (Rithm and MAV) (2)
Runoff (3)	$(209.1)	$(128.4)	$(80.6)	$(175.1)	$(114.8)	$(60.3)
Rate and assumption change (1)	500.2	314.1	186.2	102.2	30.9	71.3
Hedging gain (loss)	(122.9)	(122.9)	—	(28.9)	(28.9)	—
Total	$168.3	$62.8	$105.5	$(101.8)	$(112.8)	$11.0
(1)Excludes gains of $3.6 million and $2.6 million in the three months ended September 30, 2022 and June 30, 2022, respectively, and $7.3 million and $18.7 million in the nine months ended September 30, 2022 and 2021, respectively, on the revaluation of MSRs purchased at a discount, that is reported in the Originations segment as MSR valuation adjustments, net. Effective in the first quarter of 2022, we recognize revaluation gains or losses on Fannie Mae MSRs purchased through the Agency Cash Window Program within the Servicing segment that were historically reported in the Originations segment. Segment results for prior periods have been recast to conform to the current segment presentation. Such revaluation gains were $1.5 million for the nine months ended September 30, 2021.
(2)MSR sale transactions with Rithm and MAV that do not achieve sale accounting treatment. See Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information.
(3)The terms runoff and realization of expected future cash flows may be used interchangeably within this discussion.
We reported an $89.6 million gain in MSR valuation adjustments, net for the three months ended September 30, 2022, comprised of a $22.4 million gain on our owned MSRs and a $67.2 million gain on the MSRs transferred to Rithm and MAV. The $22.4 million gain on our owned MSRs for the three months ended September 30, 2022 is comprised of a $93.2 million gain on the MSR portfolio attributable to rate and assumption changes, a $25.8 million hedging loss and $45.0 million MSR portfolio runoff. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The fair value gain due to rate and assumption changes is primarily due to an increase in market interest rates (e.g., the 10-year swap rate increased by 81 basis points in the three months ended September 30, 2022), partially offset by an increase in the Agency discount rate and certain other model assumption updates.
The $59.2 million increase in gain on MSR valuation adjustments, net for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 is primarily due to a $68.9 million increase in the gain attributed to rate and assumption change, partially offset by an $8.8 million increase in the hedging loss. The higher fair value gains attributed to rate and assumption change are mostly driven by higher increases in rates in the respective periods. The 10-year swap rate increased by 81 basis points in the third quarter of 2022 and 65 basis points in the second quarter of 2022. Our MSR hedging policy is designed to reduce the volatility of the MSR portfolio fair value due to market interest rates. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.
For the nine months ended September 30, 2022, we reported a $168.3 million gain in MSR valuations, net as compared to a loss of $101.8 million for the nine months ended September 30, 2021. This favorable variance of $270.1 million is due to a $398.0 million increase in the gain attributed to rate and assumption change offset by an $94.0 million increase in the hedging loss and a $34.0 million increase in runoff. The increase in gain on rate and assumption change is primarily due to an increase in market interest rates (e.g., the 10-year swap rate increased by 228 basis points in the nine months ended September 30, 2022 and increased by 58 basis points in the nine months ended September 30, 2021). The increase in runoff is due to an increase in MSR portfolio size mostly due to significant bulk MSR acquisitions.

The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs (excluding Rithm and MAV related MSRs) during the third quarter of 2022, with the breakdown by investor type.

	Owned MSR Fair Value (1)								Owned MSR UPB ($ in billions) (1)
	GSEs		Ginnie Mae		Non- Agency		Total		GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$1,281.4		$158.5		$112.7		$1,552.6		$88.9	$11.6	$15.8	$116.3
Additions
New cap.	54.5		15.5		—		70.0		4.5	0.6	—	5.1
Purchases	68.2		7.3		—		75.5		5.9	0.5	—	6.4
Sales/servicing transfers	—		—		—		—		—	—	—	—
Sales/calls (3)	(14.2)		—		—		(14.2)		(1.2)	—	—	(1.2)
Change in fair value:
Inputs and assumptions (2)	67.5		13.5		19.3		100.3		—	—	—	—
Realization of cash flows	(33.3)		(3.5)		(4.4)		(41.2)		(2.2)	(0.4)	(0.5)	(3.1)
Ending balance	$1,424.1		$191.3		$127.6		$1,743.0		$95.9	$12.3	$15.3	$123.4
Fair value (% of UPB)	1.49%		1.56%		0.84%		1.41%
Fair value multiple (4)	5.82	x	4.19	x	2.54	x	5.12	x
New cap. fair value multiple (4)	4.83	x	4.51	x
(1)See Note 7 – Mortgage Servicing and Note 8 — MSR Transfers Not Qualifying for Sale Accounting for further information on the Rithm and MAV portfolios.
(2)Mostly changes in interest rates, except for gains of $3.6 million on the revaluation of purchased MSRs, that are reported in the Originations segment.
(3)Includes $14.4 million fair value and $1.2 billion UPB of MSR sales to MAV that did not achieve sale accounting treatment.
(4)Multiple of average servicing fee and UPB.
The $67.2 million gain on the transferred MSRs not qualifying for sale accounting (transferred to Rithm and MAV) for the three months ended September 30, 2022 includes $90.8 million fair value gain attributable to rates and assumptions and $23.6 million runoff. The $90.8 million fair value gain attributable to rates and assumptions during the three months ended September 30, 2022 is mostly driven by non-Agency prepayment assumption update, with additional gain attributed to the increase in market rates during the quarter. This MSR fair value gain is partially offset by a fair value loss recorded on the associated Rithm and MAV MSR pledged liability. The runoff is explained by the same factors underlying our owned MSR, discussed above, the transfers of MSRs to MAV beginning in the third quarter of 2021 and the decline in the Rithm MSR portfolio.
Compensation and Benefits

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2022	2022		2022	2021
Compensation and benefits	$33.6	$34.9	(4)%	$97.5	$74.9	30%

Average Employment
India and other	2,761	2,637	5%	2,634	2,429	8
U.S.	991	1,082	(8)	1,029	657	57
Total	3,752	3,719	1%	3,663	3,086	19%
Compensation and benefits expense for the three months ended September 30, 2022 declined $1.3 million, or 4%, as compared to the three months ended June 30, 2022 primarily due to a $1.8 million decrease in salaries and benefit expense, mostly attributed to an 8% decrease in our average U.S. based headcount as part of our cost reduction efforts, a $1.2 million decrease in estimated annual incentive plan award, and a $0.9 million decrease in the fair value of cash-settled share-based awards associated with the decline in our common stock price during the quarter. These declines in expense were partially offset by a $3.1 million increase in severance expense in connection with U.S. headcount reductions.

As compared to the nine months ended September 30, 2021, Compensation and benefits expense for the nine months ended September 30, 2022 increased $22.6 million, or 30%, primarily due to a $20.0 million increase in salaries and benefit expense driven by a 19% increase in our average Servicing headcount, mostly onshore. The increase in average servicing headcount primarily reflects the hiring of employees to support the growth of the reverse servicing platform, specifically the acquisition of reverse mortgage subservicing from MAM (RMS). In addition, severance expense increased $2.6 million due to U.S. headcount reductions in the third quarter of 2022 and commissions were $1.2 million higher primarily driven by the MAM (RMS) acquisition. Partially offsetting these increases in expense, incentive compensation decreased $2.2 million primarily due to a $2.0 million decrease in cash-settled share-based awards expense associated with the decrease in our common stock price and forfeitures of unvested awards.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.
Servicing expense increased in the three months ended September 30, 2022 by $0.3 million as compared to the three months ended June 30, 2022, primarily due to a $2.1 million increase in provision for indemnification related to private investor and government-insured loans largely offset by a $1.6 million decrease in satisfaction and interest on payoff expense due to lower payoffs.
As compared to the nine months ended September 30, 2021, Servicing expense for the nine months ended September 30, 2022 declined $29.6 million. The decline is primarily due to a $13.5 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume, an $8.7 million decrease in reverse subservicing expenses driven by the transfer of our owned reverse portfolio from a subservicer onto our platform beginning in the fourth quarter of 2021, a $4.5 million reduction in interim subservicing costs incurred on bulk acquisitions in the nine months ended September 30, 2021, a $1.7 million decline in provision expense on government-insured claims receivables primarily due to decreased claim volumes, and a $1.1 million net decrease in provision for indemnification driven by favorable settlements.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended September 30, 2022 increased $4.6 million as compared to the three months ended June 30, 2022 primarily due to a $6.2 million increase in Professional services expense offset in part by a $0.9 million decrease in bank charges. The increase in Professional services expense was driven by $4.8 million lower reimbursements received from mortgage loan investors related to prior year legal expenses and payments received following resolution of legacy litigation matters, and a $2.4 million increase in other litigation and legal expenses, partially offset by a $1.1 million decrease in other professional fees that was primarily due to costs incurred during three months ended June 30, 2022 related to MSR sales and our reverse subservicing business. The decrease in bank charges is mostly due to higher earning credits, driven by an increase in interest rates.
Other operating expenses increased by $2.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Occupancy and equipment expense increased $4.5 million primarily due to an increase in printing and mailing expenses mostly as a result of the increase in the average number of loans serviced and additional mailing driven by our acquisition of reverse mortgage subservicing. Technology and communications increased $1.9 million primarily due to higher fees related to our forward loan servicing system driven by the increase in the average number of loans serviced. Other expense increased by $2.3 million driven primarily by the $3.3 million amortization expense recognized during the nine months ended September 30, 2022 on the reverse subservicing contract intangible asset recorded in October 2021 and April 2022 as part of the transactions with MAM (RMS), partially offset by a $1.6 million decrease in bank charges driven by increased earning credits due to interest rate increases. Offsetting these increases, Professional services declined $4.3 million due to a $14.9 million decrease in legal expenses, mostly driven by reimbursements received from mortgage loan investors related to prior year legal expenses and to payments received following resolution of legacy litigation matters, partially offset by an increase in other litigation and legal expenses and a $9.8 million increase in other professional fees primarily related to our reverse subservicing business and MSR sales.

Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2022	2022		2022	2021
Interest expense
Advance match funded liabilities	$5.0	$2.8	79%	$10.5	$11.6	(9)%
Mortgage loan warehouse facilities	2.0	1.8	11	6.9	6.0	15
MSR financing facilities	13.8	8.6	60	30.2	17.9	69
Corporate debt interest expense allocation (1)	7.6	8.0	(5)	23.3	17.8	31
Escrow	2.4	1.2	100	5.4	4.5	20
Total interest expense	$30.9	$22.3	39%	$76.3	$57.9	32%

Average balances
Advances	$640.0	$692.2	(8)%	$693.7	$755.6	(8)%
Advance match funded liabilities	436.1	467.9	(7)	463.9	511.9	(9)
Mortgage loan warehouse facilities	153.8	205.1	(25)	242.1	245.4	(1)
MSR financing facilities	960.7	901.6	7	929.5	629.2	48

Effective average interest rate
Advance match funded liabilities	4.60%	2.39%	92%	3.02%	3.01%	—%
Mortgage loan warehouse facilities	5.25	3.50	50	3.79	3.27	16
MSR financing facilities	5.76	3.80	52	4.33	3.80	14
Average 1ML	2.46%	1.01%	144%	1.24%	0.10%	n/m
Average 1M Term SOFR	2.44%	0.92%	165%	1.19%	0.04%	n/m
(1)Effective in the first quarter of 2022, interest expense on the OFC Senior Secured Notes is no longer allocated to the Servicing segment. Corporate debt interest expense allocation for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for the nine months ended September 30, 2021 is $14.7 million.
Interest expense for the three months ended September 30, 2022 increased by $8.6 million or 39% as compared to the three months ended June 30, 2022, mostly due to a $5.2 million increase in interest expense on MSR financing facilities and a $2.2 million increase in interest expense on advance match funded facilities. The increase in interest expense on MSR financing facilities is the result of a larger MSR portfolio and higher funding costs driven by increases in reference rates. The increase in interest expense on advance match funded facilities is due to higher funding cost, driven by increasing market interest rates and our repayment of low cost OMART term notes during three months ended September 30, 2022, offset in part by lower average balances.
As compared to the nine months ended September 30, 2021, interest expense for the nine months ended September 30, 2022 increased $18.4 million, or 32%, due to an overall increase in the average debt balances to finance the growth of the MSR portfolio and a higher funding cost driven by increasing market interest rates.
Interest income for the three months ended September 30, 2022 was mostly unchanged as compared to the three months ended June 30, 2022. As compared to the nine months ended September 30, 2021, interest income for the nine months ended September 30, 2022 increased $5.0 million primarily due to higher Ginnie Mae EBO loan repurchases and increasing interest rates.
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

The following table provides information regarding Pledged MSR liability expense:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30		September 30,	September 30,
	2022	2022		2022	2021
Net servicing fee remittance (1)	$61.1	$61.2	—%	$183.6	$166.0	11%
Pledged MSR liability fair value (gain) loss (1)	67.2	11.1	505	105.5	11.0	859
Other	3.4	1.8	89	3.5	(8.1)	(143)
Pledged MSR liability expense	$131.7	$74.1	78%	$292.7	$168.8	73%
(1)See Note 8 — MSR Transfers Not Qualifying for Sale Accounting.
Pledged MSR liability expense for the three months ended September 30, 2022 increased $57.6 million, as compared to the three months ended June 30, 2022, largely due to a $56.1 million increase in fair value losses. Fair value adjustments of our MSR pledged liability (losses in the first, second and third quarter of 2022 driven by rising interest rates) are partially offset by fair value adjustments (gains) to the related MSR asset, which are recorded in MSR valuation adjustments, net. Refer to the above discussions of MSR valuation adjustments, net (Pledged MSR) and Servicing and subservicing fees (Rithm and MAV).
Pledged MSR liability expense for the nine months ended September 30, 2022 increased $123.9 million, as compared to the nine months ended September 30, 2021, primarily due to a $94.5 million increase in fair value losses on the pledged MSR liability and a $17.6 million increase in net servicing fee remittance. These changes are largely driven by rising interest rates in the nine months ended September 30, 2022, as well as the launch of MAV in the second half of 2021 and the associated recognition of the MAV pledged MSR liability that is more interest rate sensitive than the Rithm pledged MSR liability. Fair value losses recognized in the nine months ended September 30, 2022 include $14.1 million recognized in the first quarter of 2022 as a result of the amendment in March 2022 of the MAV Subservicing agreement to adjust down the ancillary income retained by PMC.
Other, net expense for the nine months ended September 30, 2022 increased $12.4 million, as compared to the nine months ended September 30, 2021, primarily due to $4.6 million deal call revenue recorded in 2021, $3.3 million loss on MSR recaptured and delivered to MAV for zero cash proceeds (offset by a corresponding amount recorded within Gain on loans held for sale, net), $3.3 million expense recognized in connection with the ESS financing transaction, and $2.3 million early payout protection in connection with our MSR sales.

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
Within retail, our Consumer Direct channel for forward mortgage loans focuses on targeting existing servicing customers by offering them competitive mortgage refinance opportunities, where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Origination recapture volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline. To the extent we refinance a loan underlying the MSRs subject to the MAV Subservicing Agreement, we are obligated to transfer such recaptured MSR to MAV under the terms of the Joint-Marketing Agreement. In addition to refinance activities, our Consumer Direct channel targets purchase mortgage loans, cash-out, debt consolidation, mortgage insurance premium reduction, and new customer acquisition.
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. As of September 30, 2022, we have relationships with 558 approved correspondent sellers, or 120 new sellers since December 31, 2021.

We originate and purchase reverse mortgage loans through retail, wholesale, correspondent lending channels under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs. As of September 30, 2022, we have relationships with 217 approved sellers through the Agency Cash Window co-issue programs, or 63 new sellers since December 31, 2021.
We initially recognize our MSR origination with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment. However, effective first quarter of 2022, we report MSRs purchased through the Fannie Mae Cash Window program and the associated economics in our Servicing segment upon acquisition, as such MSRs are transferred to MAV monthly under an MSR flow sale agreement and subserviced by PMC. Segment results for prior periods have been recast as applicable to conform to the current segment presentation. See the “MSR Valuations Adjustments, net” section below for additional information.
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
For the third quarter of 2022, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $5.2 billion and $292.3 million, respectively. In addition, we purchased $2.0 billion UPB MSR through the Agency Cash Window and flow purchase programs during the third quarter of 2022.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2022	2022		2022	2021
Revenue
Gain on loans held for sale, net	$20.7	$12.5	66%	$46.1	$94.5	(51)%
Reverse mortgage revenue, net	10.5	16.4	(36)	51.9	56.7	(8)
Other revenue, net (1)	7.0	7.3	(4)	21.6	29.3	(26)
Total revenue	38.3	36.3	6	119.6	180.4	(34)

MSR valuation adjustments, net (2)	3.6	2.6	38	7.3	18.7	(61)

Operating expenses
Compensation and benefits	17.6	24.6	(28)	70.6	71.9	(2)
Origination expense	2.2	3.5	(37)	9.3	9.6	(3)
Occupancy and equipment	0.9	1.3	(31)	3.8	4.8	(21)
Technology and communications	2.3	2.6	(12)	7.4	6.6	12
Professional services	1.0	1.5	(33)	4.2	7.5	(44)
Corporate overhead allocations	6.0	5.5	9	16.7	14.8	13
Other expenses	3.2	3.6	(11)	9.9	6.6	50
Total operating expenses	33.3	42.5	(22)	122.0	121.9	—

Other income (expense)
Interest income	10.4	6.6	58	19.9	10.8	84
Interest expense	(8.9)	(5.1)	75	(18.3)	(14.8)	24
Other, net	(0.6)	0.3	(300)	(1.7)	—	n/m
Total other income (expense), net	0.8	1.8	(56)	(0.1)	(4.0)	(98)

Income (loss) before income taxes	$9.5	$(1.8)	(628)%	$4.8	$73.2	(93)%
(1)Includes ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level of $0.6 million and $0.6 million for the three months ended September 30, 2022 and June 30, 2022, respectively, and $1.6 million and $5.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
(2)Effective in the first quarter of 2022, we report MSRs purchased through the Fannie Mae Cash Window program and the associated economics in our Servicing segment upon acquisition, as such MSRs are transferred to MAV monthly under an MSR flow sale agreement and subserviced by PMC. Segment results for prior periods have been recast as applicable to conform to the current segment presentation. The MSR valuation adjustments, net reclassified to the Servicing segment for the nine months ended September 30, 2021 was $1.5 million.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2022	2022		2022	2021

Loan Production by Channel
Forward loans
Correspondent	$5,074.7	$3,937.4	29%	$11,686.1	$10,509.5	11%
Consumer Direct	157.2	323.7	(51)	1,143.6	1,706.4	(33)
	$5,231.9	$4,261.1	23%	$12,829.8	$12,215.9	5%

% Purchase production	85%	69%	23	67%	28%	139
% Refinance production	15	31	(52)	34	72	(53)

Reverse loans (1)
Correspondent	$116.0	$206.0	(44)%	$603.5	$564.3	7%
Wholesale	87.8	90.2	(3)	296.1	180.5	64
Retail	88.6	135.3	(35)	371.2	286.0	30
	$292.3	$431.5	(32)%	$1,270.9	$1,030.8	23%

MSR Purchases by Channel
Agency Cash Window / Flow MSR	$2,046.1	$3,207.9	(36)%	9,345.5	$17,055.3	(45)%
Bulk MSR purchases	4,333.8	—	n/m	4,333.8	55,133.5	(92)
Bulk reverse purchases	—	—	n/m	209.1	—	n/m
	$6,379.9	$3,207.9	99	$13,888.3	$72,188.8	(81)

Total	$11,904.1	$7,900.6	51%	$27,989.0	$85,435.5	(67)%

Short term loan commitment (at period end)
Forward loans	$1,289.4	$526.2	145%	$1,289.4	$1,221.5	6%
Reverse loans	19.2	31.2	(38)	19.2	80.5	(76)

Average Employment
Forward
U.S.	217	365	(41)	399	471	(15)
India and other	338	413	(18)	422	333	27
	555	778	(29)	821	804	2
Reverse
U.S.	182	220	(17)	201	161	25
India and other	72	81	(11)	81	26	212
	254	301	(16)	282	187	51
Total Originations	809	1,079	(25)%	1,103	991	11%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2022	2022		2022	2021
Gain on Loans Held for Sale (1)
Correspondent	$13.8	$5.6	146%	$19.5	$13.7	42%
Consumer Direct	7.0	7.0	—	26.6	80.8	(67)
	$20.7	$12.5	66%	$46.1	$94.5	(51)%

% Gain on Sale Margin (2)
Correspondent	0.27%	0.14%	93%	0.17%	0.13%	31%
Consumer Direct	4.43	2.15	106	2.32%	4.73	(51)
	0.40%	0.29%	38%	0.36%	0.77%	(53)%

Origination UPB (3)
Correspondent	$5,074.7	$3,937.4	29%	$11,686.1	$10,509.5	11%
Consumer Direct	157.2	323.7	(51)	1,143.6	1,706.4	(33)
	$5,231.9	$4,261.1	23%	$12,829.8	$12,215.9	5%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to Origination UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
(3)Defined as the UPB of loans funded in the period.
Gain on loans held for sale, net for the three months ended September 30, 2022 increased by $8.2 million, or 66% as compared to the three months ended June 30, 2022 due to higher gains in the Correspondent channel, with a $1.1 billion, or 29% increase in loan production volume and increase in margin, as detailed in the above table. In the third quarter of 2022, with our efforts to prudently manage volatile market conditions and improve execution, we were able to continue to grow volume at margin levels that met our targets. For the Consumer Direct channel, Gain on sale was unchanged in the third quarter as compared to the second quarter as the higher margin was offset by the reduction in loan production volume. The Consumer Direct new production volume reduction is driven by the rising interest rates during 2022, significantly reducing opportunities for existing borrowers to refinance.
As compared to the nine months ended September 30, 2021, Gain on loans held for sale, net for the nine months ended September 30, 2022 declined $48.4 million, or 51% primarily due to a $54.2 million decrease in our Consumer Direct channel, driven by a decline in margin and 33% decrease in loan production attributed to this channel, as detailed in the above table. Our Consumer Direct channel benefited from historical low rate conditions during the nine months ended September 30, 2021 and was exposed to rapidly changing and unfavorable market conditions for borrower refinancing due to rising interest rates during the nine months ended September 30, 2022. Our loan production volume for our Correspondent channel increased $1.2 billion, or 11% as a result of our channel growth strategy. On June 1, 2021, we expanded our network of correspondent lenders through the assignment by Texas Capital Bank (TCB) to us, of all its correspondent loan purchase agreements with its correspondent sellers (approximately 220 sellers). Margins of our Correspondent channel increased when comparing the nine months ended September 30, 2022 with the nine months ended September 30, 2021 due to our prudent pricing and growth of higher margin execution, including best efforts during 2022, as discussed above.

Reverse Mortgage Revenue, Net
The following table provides information regarding Reverse mortgage revenue, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2022	2022		2022	2021
Origination UPB (1)	$292.3	$431.5	(32)%	$1,270.9	$1,030.8	23%
Origination margin (2)	3.60%	3.80%	(5)	4.08%	5.50%	(26)
Reverse mortgage revenue, net (Originations) (3)	$10.5	$16.4	(36)%	$51.9	$56.7	(8)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB. Note that the ratio includes gains or losses on interest rate lock commitments.
(3)Includes gain on new origination, and loan fees and other. Includes non-cash gain on securitization of newly originated loans of $6.3 million and $27.6 million during the three and nine months ended September 30, 2022, respectively, $10.2 million for the three months ended June 30, 2022, and $23.4 million during the nine months ended September 30, 2021.
We reported $10.5 million Originations Reverse mortgage revenue, net for the three months ended September 30, 2022, a $5.9 million, or 36% decrease as compared to the three months ended June 30, 2022. The decrease is driven by a lower average margin in our retail channel and lower volume across the three channels. Our higher-margin reverse retail channel generated a net $5.3 million revenue decrease quarter over quarter due to the decline in volume as well as margin. The decrease in margin is primarily due to the continued increase in market interest rates and the widening of spreads.
As compared to the nine months ended September 30, 2021, Reverse mortgage revenue, net for the nine months ended September 30, 2022 decreased $4.8 million, or 8%. The decrease is primarily driven by lower margins in all three channels, partially offset by a favorable increase in volume in each of our channels. The lower margins were mostly due to the increase in market interest rates and higher level of yield spread widening observed in the market. Our higher-margin reverse Retail channel generated a net $1.8 million revenue decrease in the nine months ended September 30, 2022 as compared to the same period of 2021.
Other Revenue, net
Other revenue for the three months ended September 30, 2022 was mostly unchanged as compared to the three months ended June 30, 2022. As compared to the nine months ended September 30, 2021, Other revenue for the nine months ended September 30, 2022 declined $7.7 million, primarily due to a $4.2 million decline in ancillary fee income related to MSR acquisitions due to a decline in bulk acquisitions and Agency cash window/flow purchases, and a $2.7 million decline in setup fees earned for loans boarded on our servicing platform, mostly related to flow purchases.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net for the three months ended September 30, 2022 increased $1.0 million as compared to the three months ended June 30, 2022 due to additional revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns.
As compared to the nine months ended September 30, 2021, MSR valuation adjustments, net for the nine months ended September 30, 2022 decreased 11.4 million. Opportunities for fair value discount or margins were greater in the early period of the pandemic and have reduced as markets normalized.
Operating Expenses
Operating expenses for the three months ended September 30, 2022 decreased $9.2 million, or 22%, as compared to the three months ended June 30, 2022, primarily due to a $7.0 million, or 28% decrease in Compensation and benefits. The decrease in salaries and benefits expense of $3.9 million was mostly attributed to a 25% lower average total headcount. Forward Originations headcount, mostly Consumer Direct, declined in the three months ended September 30, 2022 by 29% as part of our efforts to right size our resources to market opportunities. The $2.0 million decline in commissions was driven by lower Reverse origination volumes, and the $1.3 million decline in incentive compensation is mainly due to a decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price during the quarter and a decrease in the estimated annual incentive plan award. Origination expense for the three months ended September 30, 2022 decreased $1.3 million compared to the three months ended June 30, 2022, primarily due to a decrease in production volume in our Consumer Direct and Reverse channels.
As compared to the nine months ended September 30, 2021, Operating expenses for the nine months ended September 30, 2022 increased $0.1 million. Compensation and benefits decreased $1.3 million, or 2% with a $3.2 million decline in incentive compensation and retention bonuses and a $1.6 million decrease in salaries and benefit expense, offset by a $3.8 million increase in severance expense due to headcount reductions in the second and third quarters of 2022. The decline in incentive compensation and retention bonuses is primarily due to a decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price at September 30, 2022 as compared to September 30, 2021, and a reduction in employee retentions. Originations average total headcount increased 11% as compared to the nine months ended September 30, 2021, mostly in Reverse Originations reflecting an increase in loan production. The increase in headcount due to the acquisition of the TCB Correspondent network was largely offset by the decline in headcount in Consumer Direct. The offshore-to-total average headcount ratio for Originations increased from 36% for the nine months ended September 30, 2021 to 46% for the nine months ended September 30, 2022. Other operating expenses increased $1.4 million primarily due to higher volumes compared to nine months ended September 30, 2021, including a $2.5 million increase in advertising expense mostly attributed to Reverse Originations and a $1.9 million increase in corporate overhead allocations offset by a $3.3 million decrease in Professional services, explained by outsourced surge resources utilized during the nine months ended September 30, 2021 to support production volumes.
Certain other operating expenses are variable, and as a result, as origination volume increased or decreased so did the related expenses. Examples include credit reports, appraisals, settlement fees, and tax service fees recorded in Origination expenses or certain outsourced services including surge resources recorded in Professional services.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans prior to sale or securitization, which is generally within 15 days. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Interest income for the three months ended September 30, 2022 increased $3.8 million as compared to the three months ended June 30, 2022. As compared to the nine months ended September 30, 2021, interest income for the nine months ended September 30, 2022 increased $9.1 million. These increases are primarily due to the increase in average held for sale loan balances due to higher forward loan production volumes and rising interest rates.
Interest expense for the three months ended September 30, 2022 increased $3.8 million as compared to the three months ended June 30, 2022 due to an increase in effective interest rates driven by base rate increases and the increase in average warehouse facility debt balances due to higher forward loan production volumes. Interest expense for the nine months ended September 30, 2022 increased $3.5 million compared to nine months ended September 30, 2021, primarily due to increase in average warehouse facility debt balances due to higher forward loan production volumes.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment based on relative financing requirements. Effective in the first quarter of 2022, we no longer allocate the OFC Senior Secured Notes and related interest expense to the Servicing and Originations segments. Accordingly, the financing cost of the Servicing and Originations segments reflects and is consistent with the financing structure of the licensed entity PMC that carries out these businesses and does not depend on the financing structure strategy of its parent, as a holding company. Interest expense allocated to the Servicing and Originations segments for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for the nine months ended September 30, 2021 is $14.9 million.
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance, capital markets and technology functions. Certain expenses incurred by corporate support services are allocated to the Servicing and Originations segments using various methodologies intended to approximate the utilization of such services. Various measurements of utilization of corporate support services are maintained, primarily time studies, personnel volumes and service consumption levels. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate

Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, and other costs related to operating as a public company.
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
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30		September 30,	September 30,
	2022	2022		2022	2021
Revenue
Reinsurance premiums (CRL)	$1.5	$1.5	—%	$4.6	$3.5	31%
Other revenue	0.1	0.1	—	0.4	0.8	(50)
Total revenue	1.5	1.6	(6)	5.0	4.3	16

Operating expenses
Compensation and benefits	20.1	24.4	(18)	55.1	62.6	(12)
Professional services	6.6	3.8	74	14.0	29.6	(53)
Technology and communications	6.3	5.5	15	17.7	17.5	1
Occupancy and equipment	3.8	0.6	533	5.1	2.2	132
Servicing and origination	0.8	—	n/m	0.6	0.4	50
Other expenses	2.3	2.2	5	7.0	4.8	46
Total operating expenses before corporate overhead allocations	40.0	36.5	10	99.4	117.0	(15)
Corporate overhead allocations
Servicing segment	(12.0)	(11.7)	3	(34.8)	(36.5)	(5)
Originations segment	(6.0)	(5.5)	9	(16.7)	(14.8)	13
Total operating expenses	22.1	19.4	14	47.9	65.8	(27)

Other income (expense), net
Interest income	0.5	0.1	400	0.7	0.3	133
Interest expense	(10.6)	(10.4)	2	(31.5)	(29.9)	5
Gain (loss) on extinguishment of debt	—	0.9	(100)	0.9	(15.5)	(106)
Other, net	(0.9)	(0.2)	350	(0.6)	0.8	(175)
Total other income (expense), net	(11.0)	(9.6)	15	(30.5)	(44.3)	(31)

Income (loss) before income taxes	$(31.5)	$(27.3)	15%	$(73.4)	$(105.7)	(31)%
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for the three months ended September 30, 2022 declined $4.3 million, or 18%, as compared to the three months ended June 30, 2022 primarily as a result of a $3.7 million decrease in incentive compensation and a $0.5 million decrease in severance. The decrease in incentive compensation is due to a $1.9 million decrease in the fair value of cash-settled share-based awards associated with the decline in our common stock price during the quarter, a $1.9 million decrease in estimated annual incentive plan award for 2022 and the reduction in headcount. The average Corporate headcount declined 11% and the offshore-to-total average headcount ratio increased from 71% for the three months ended June 30, 2022 to 73% for the three months ended September 30, 2022.
As compared to the nine months ended September 30, 2021, Compensation and benefits expense for the nine months ended September 30, 2022 decreased $7.5 million, or 12%, primarily as a result of a $9.6 million decrease in incentive compensation and a $2.0 million decline in salaries and benefit expense, partially offset by a $3.4 million increase in severance. The decline in incentive compensation is primarily due to a $7.4 million decrease of cash-settled share-based awards expense associated with the decrease in our common stock price and forfeitures of unvested awards, a $1.1 million decrease in estimated annual incentive plan award compensation for 2022 and the reduction in headcount. The decline in salaries and benefit expense and the increase in severance expense are due to headcount reductions as part of our cost reduction efforts. The average Corporate headcount declined by 13% and the mix between onshore and offshore was unchanged.
Professional Services
Professional services expense for the three months ended September 30, 2022 increased $2.8 million, or 74%, as compared to the three months ended June 30, 2022 primarily due to $2.1 million reimbursements received from mortgage loan investors in the second quarter of 2022 related to prior year legal expenses.
As compared to the nine months ended September 30, 2021, Professional services expense for the nine months ended September 30, 2022 declined $15.6 million, or 53%, primarily due to a $10.2 million decrease in legal expenses due to $6.8 million reimbursements received from mortgage loan investors related to prior year legal expenses in the nine months ended September 30, 2022 and a decrease in expenses related to other legal matters. Other professional fees declined $5.6 million primarily due to $3.2 million of advisory fees related to our MSR investment joint venture with Oaktree, MAV Canopy, which closed on May 3, 2021 and higher utilization of professional services in the nine months ended September 30, 2021, including consulting services related to corporate strategy and business initiatives.
Occupancy and equipment expense for the three months ended September 30, 2022 increased $3.2 million, or 533%, as compared to the three months ended June 30, 2022 primarily due to $2.9 million facility repairs required in connection with our exit of our New Jersey leased office facility. As compared to the nine months ended September 30, 2021, Occupancy and equipment expense for the nine months ended September 30, 2022 increased $2.9 million, or 132%, due to the same factors as described in the three-month discussion.
Other operating expenses for the three months ended September 30, 2022 remained mostly flat as compared to the three months ended June 30, 2022. Other operating expenses for the nine months ended September 30, 2022 increased $2.2 million as compared to the nine months ended September 30, 2021 primarily driven by license fees, increased travel expenses, and certain franchise tax credits in the nine months ended September 30, 2021.
Other Income (Expense)
Interest expense remained flat for the three months ended September 30, 2022 as compared to three months ended June 30, 2022. The debt balance of the Corporate segment is comprised mostly of the OFC Senior Secured Notes issued by Ocwen (parent company) as the PMC Senior Secured Notes are largely allocated to the Servicing and Originations segments.
As compared to the nine months ended September 30, 2021, interest expense for the nine months ended September 30, 2022 increased $1.6 million, or 5%. The increase is primarily driven by a higher cost of corporate debt that is mostly due to the OFC senior secured notes issued on March 4, 2021 and May 3, 2021. The notes were issued to Oaktree together with warrants that resulted in an additional discount, the accretion of which is reported as interest expense.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with our lenders and as a result, renew, replace or extend our debt agreements to the extent necessary to finance our operations. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information. We actively monitor and, during the nine months ended September 30, 2022, we have adjusted our borrowing capacity on our various collateralized debt agreements to align with our financing needs and to optimize our financing costs.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows:

	September 30, 2022			December 31, 2021
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$520.0	$43.8	$18.8	$595.0	$82.7	$—
Mortgage loan warehouse facilities	2,133.0	102.0	1,211.5	2,119.3	240.3	794.0
MSR financing facilities	910.0	45.6	33.3	785.0	40.4	18.3
Total	$3,563.0	$191.4	$1,263.5	$3,499.3	$363.4	$812.3
Total Capacity increase (decrease)	$63.7	$(172.0)	$451.2	2%	(47)%	56%
Advance facilities	(75.0)	(38.9)	18.8	(13)	(47)	—
Mortgage loan warehouse facilities	13.7	(138.3)	417.5	1	(58)	53
MSR financing facilities	125.0	5.2	15.0	16	13	82
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
Our total borrowing capacity increased by $63.7 million, or 2% in the nine months ended September 30, 2022, mostly driven by a $125.0 million, or 16% increase in the capacity of our MSR financing facilities to fund our MSR portfolio growth. Partially offsetting this increase is a $75.0 million decrease in capacity on our advance facilities, consistent with the decrease in our advances. At September 30, 2022, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at September 30, 2022 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral. We may utilize committed borrowing capacity under our mortgage loan warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At September 30, 2022, we had no committed borrowing capacity under our mortgage loan warehouse facilities and $28.1 million committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At September 30, 2022, our unrestricted cash position was $226.6 million compared to $192.8 million at December 31, 2021. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
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
In assessing our liquidity outlook, our primary focus is on available cash on hand, unused available funding and the following forecast measures:
•Financial projections for ongoing net income, excluding the impact of non-cash items, and working capital needs including loan origination and repurchases;
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.7 billion at September 30, 2022. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the nine months ended September 30, 2022, we funded $181.2 million out of the $1.5 billion borrowing capacity available as of December 31, 2021. We also had short-term commitments to lend $1.3 billion and $19.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2022. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases), or when they become inactive (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments). Our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of September 30, 2022, we have approximately $1.9 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $819.6 million of borrowings under forward and reverse mortgage warehouse facilities, $456.2 million of notes under advance financing facilities that will enter their respective amortization periods, $648.2 million outstanding under Agency and Ginnie Mae MSR financing facilities maturing in the next 12 months and $18.6 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
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
On May 20, 2022, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $50.0 million of Ocwen’s issued and outstanding shares of common stock. Through October 2022, we completed the repurchase of 1,682,744 shares of our common stock under this program for a total purchase price of $47.7 million. Unless Ocwen amends the share repurchase program or repurchases the full $50.0 million amount by an earlier date, the share repurchase program will continue through November 20, 2022. We intend to finance the remaining share repurchases with available cash.
Our medium- and long-term requirements for cash include:
•Payment of interest and principal repayment of our corporate debt that matures in 2026 and 2027;
•Any payments associated with the confirmation of loss contingencies; and
•Any other payments required under contractual obligations discussed above that extend beyond one year.
We are focused on ensuring that we have sufficient liquidity sources to continue to operate and support our business initiatives. We continuously evaluate alternative financings to diversify our sources of funds, optimize maturities and reduce our funding cost. See “Sources of Funds” below.
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. The relationship with MAV may continue to provide PMC with an additional means to finance MSRs and maintain liquidity while maintaining servicing volume. With the development of MAV and our relationships with other clients, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in the sale of MSRs while we would perform subservicing for the sold portfolio. In the third quarter of 2022, we issued an excess servicing spread financing to a third party that allows us to continue to perform servicing while enhancing our liquidity.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our MSR financing facilities agreements. At September 30, 2022, we held unrestricted cash in excess of this minimum amount.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Positive	August 15, 2022
S&P	B-	Stable	January 24, 2022
On August 15, 2022, Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Positive from Stable. In its affirmation of PMC’s ratings, Moody’s referenced currently weak but improving profitability and modest capital levels. In its change in PMC’s outlook to Positive from Stable, Moody’s cited the progress the company is making in transitioning its strategy to focus on originations and servicing of non-delinquent forward and reverse mortgages from the servicing of seriously delinquent loans, which should lead to a more resilient business model and more stable earnings profile. The Positive outlook also reflects Moody's expectation that PMC will maintain stable financial metrics in the next 12-18 months with respect to capitalization and liquidity, continue to strengthen its servicing and origination franchises and make progress with respect to its strategic plan to improve profitability.
On February 24, 2021, concurrent with the launch of the $400.0 million PMC Senior Secured Notes offering, both Moody’s and S&P reaffirmed the long-term corporate ratings at Caa1 and B-, respectively. In addition, both agencies revised the outlook of the issuer corporate ratings to Stable from Negative. This change in outlook was driven by the elimination of the short debt maturity runway and refinancing risk, which was listed as an area of concern by both Moody’s and S&P. On January 24, 2022, S&P affirmed the long-term corporate rating at B-.
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
Our Rithm agreements represent an important component of our liquidity and our liquidity management, and have a significant impact on consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance.
Our cash flows are summarized as follows:

$ in millions	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$260	$(413)
Net cash provided by (used in) investing activities	(206)	(845)
Net cash provided by (used in) financing activities	(45)	1,222
Net increase (decrease) in cash, cash equivalents and restricted cash	$8	$(36)
Cash, cash equivalents and restricted cash at end of period	$272	$321

Cash flows for the nine months ended September 30, 2022
Our operating activities provided $259.6 million of cash including net collections of servicing advances of $101.8 million, mostly T&I advances, and net cash received on loans held for sale of $38.2 million for the nine months ended September 30, 2022 due to higher forward loan production volumes. In addition, we received earnings distributions of $5.2 million from our equity method investee MAV Canopy.
Our investing activities used $206.5 million of cash. The primary uses of cash in our investing activities include $174.9 million to purchase MSRs, $171.4 million net cash outflows in connection with our HECM reverse mortgages and $6.9 million acquisition of reverse subservicing agreement. Offsetting cash inflows include $149.1 million proceeds from the sale of MSRs to an unrelated third party. Capital distributions of $32.4 million received from our equity method investee MAV Canopy were offset by $33.8 million of capital contributions.
Our financing activities used $44.7 million of cash. Cash outflows include $143.5 million net repayments of borrowings under our mortgage warehouse and MSR financing facilities due to the decline in loans held for sale, $54.8 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $83.8 million of net payments on the financing liabilities related to MSRs transferred due to runoff. We also paid $23.6 million to repurchase $25.0 million of our 7.875% PMC Senior Secured Notes and $38.8 million to repurchase 1,338,498 shares of our common stock. Cash inflows include $1.5 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $1.3 billion, $78.7 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV and $36.2 million of proceeds from the excess servicing spread financing.
Cash flows for the nine months ended September 30, 2021
Our operating activities used $412.8 million of cash largely due to the growth of our new Originations production with net cash paid on loans held for sale of $576.1 million for the nine months ended September 30, 2021, partially offset by $69.9 million of net collections of servicing advances, mostly P&I advances.
Our investing activities used $845.4 million of cash. The primary uses of cash in our investing activities include $785.2 million to purchase MSRs, mostly through bulk acquisitions, and $18.5 million of contributions to our equity method investee MAV Canopy. These cash outflows were partially offset by net cash inflows in connection with our HECM reverse mortgages of $42.8 million.
Our financing activities provided $1.2 billion of cash. Cash inflows include $647.9 million from the issuance of the PMC Senior Secured Notes and the OFC Senior Secured Notes, warrants and common stock to Oaktree and $1.1 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $1.2 billion, $130.0 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV, and an $897.6 million net increase in borrowings under our mortgage warehouse and MSR financing facilities. Cash outflows include $319.2 million to repay our 6.375% senior unsecured notes and 8.375% senior secured notes, $188.7 million repayment of the SSTL, $64.7 million of net repayments on advance match funded liabilities and $60.3 million of net payments on the financing liabilities related to MSRs pledged.

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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses on assets, and the provision for losses that may arise from contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Pledged MSR liabilities and Reverse mortgage loans held for investment. As of September 30, 2022, 88% of our assets and 70% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs.
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
MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates, among other inputs and assumptions.
The objective of our risk management MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with Rithm (formerly NRZ) and MAV (See Note 8 — MSR Transfers Not Qualifying for Sale Accounting),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (Reverse).
The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement, is subject to lower and upper thresholds, as modeled. As of September 30, 2022, a minimum 25% and 30% hedge coverage ratios were required for interest rate declines less than, and more than 50 basis points, respectively. Prior to September 30, 2022, the hedge coverage ratio was required to remain within a minimum of 40% and maximum of 60%. MSRs subject to LOI may be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness and efficiency of our interest rate hedging strategy.
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at September 30, 2022. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at September 30, 2022	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding Rithm and MAV)	$1,615.4	$(33.4)	$31.8

Asset value of securitized HECM loans, net of HMBS-related borrowing	59.6	3.9	(4.0)
MSR hedging derivative instruments	$(9.0)	7.1	(6.8)
Total hedge position		$11.0	$(10.8)
Hypothetical hedge coverage ratio (2)		33%	34%

Hypothetical residual exposure to changes in interest rates		$(22.4)	$20.9
(1)The baseline for the hypothetical change in fair value is based on a 10-year Treasury Rate of 3.86% at September 30, 2022.
(2)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures, interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 55 to 75 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 3 to 20 days. The interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 5% or +/- $15 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to optimize the use of third party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements. Reverse pipeline is hedged under the same principles as described below, for unsecuritized loans held for investment.

EBO and Loan Modification Hedging – Loans Held for Sale, at fair value
In our Servicing business, effective February 2022, management started hedging certain Ginnie Mae EBO loans repurchased out of securitization pools for modification and reperformance with TBAs to manage the interest rate risk while these loans await redelivery.
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

	September 30, 2022		December 31, 2021
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$170.0	$170.0	$136.7	$136.7
Loans held for sale, at fair value	725.2	725.2	917.5	917.5
Loans held for sale, at lower of cost or fair value (2)	4.4	4.4	11.0	11.0
Loans held for investment, at fair value	7,395.5	7,395.5	7,199.8	7,199.8
Debt service accounts and time deposits	16.6	16.6	10.6	10.6
Total rate-sensitive assets	$8,311.8	$8,311.8	$8,275.5	$8,275.5

Rate-Sensitive Liabilities (3):
Advance match funded liabilities	$457.5	$457.5	$512.3	$512.0
HMBS-related borrowings, at fair value	7,208.4	7,208.4	6,885.0	6,885.0
Mortgage loan warehouse facilities	819.6	819.6	1,085.1	1,085.1
MSR financing facilities, net (4)	1,021.7	999.0	901.7	873.8
Senior notes (4)	660.0	544.4	685.0	674.9
Total rate-sensitive liabilities	$10,167.1	$10,028.8	$10,069.1	$10,030.8

	September 30, 2022		December 31, 2021
	Notional Balance	Fair Value (1)	Notional Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$1,308.6	$(12.2)	$1,085.3	$18.1
Forward sales of reverse loans	70.0	0.1	175.0	0.4
Interest rate swap futures	440.0	(7.3)	792.5	1.7
TBA forward MBS trades	1,866.0	21.8	1,782.0	(0.2)
Interest rate option contracts	500.0	(1.2)	575.0	(0.3)
Derivatives, net	$4,184.6	$1.2	$4,409.8	$19.7
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

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2022, given hypothetical instantaneous parallel shifts in the yield curve. We used September 30, 2022 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.9	$(4.0)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	20.0	(20.7)
Derivative instruments	(12.6)	13.8
Total MSRs - Agency and non-Agency (1)	(33.4)	31.8
Interest rate lock commitments (2)	(1.0)	1.4
Total, net	$(23.2)	$22.3
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio. Fair value adjustments to our MSRs are offset, in part, by fair value adjustments related to the Rithm and MAV financing liabilities, which are recorded in Pledged MSR liability expense.
(2)Forward mortgage loans only.
The decrease in our net sensitivity from December 31, 2021 to September 30, 2022 (from approximately $35 - $39 million) to $22 - $23 million for a 25 basis point parallel shift in the yield curve) is primarily driven by the effect of the increase in interest rates on the MSR portfolio (due to convexity), the sale of an MSR portfolio and the change in our hedging instruments in the nine months ended September 30, 2022.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on September 30, 2022 balances, if interest rates were to increase by 100 bps on our variable-rate debt and interest earning cash and float balances, we estimate a net positive impact of approximately $0.6 million resulting from an increase of $22.4 million in annual interest income and other credits on deposits, and an increase of $21.8 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We have not entered into any foreign currency hedging derivative instruments during the nine months ended September 30, 2022.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2022.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2022 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, you should consider the following:
If we are unable to identify and execute a cost-effective business response to Ginnie Mae’s updated financial eligibility requirements, our financial results could be negatively impacted.
On August 17, 2022, the FHFA and Ginnie Mae announced updated minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. The majority of the updated requirements will become effective on September 30, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. On a pro forma basis, as if the updated requirements were in effect as of September 30, 2022, we believe PMC would be in compliance with all of the updated requirements except for the new risk-based capital requirement. We are currently evaluating the potential impacts of these updated requirements, the costs and benefits of achieving compliance, and possible courses of action involving external investor solutions, structural solutions or exiting Ginnie Mae forward originations and owned servicing activities. If we are unable to identify and execute a cost-effective solution that allows us to continue these businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results could be negatively impacted. As of September 30, 2022, our forward owned servicing portfolio included 81,949 government-insured loans with a UPB of $12.1 billion, 10% of our total forward owned MSRs or 4% of our total UPB serviced and subserviced. In addition, during the nine months ended September 30, 2022, we originated and purchased a total of 4,050 government-insured loans with a UPB of $1.3 billion, 9% of our total Originations UPB.

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
Information regarding repurchases of our common stock during the third quarter of 2022 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of a publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
July 1 - July 31	490,317	$29.7801	490,317	$33.1	million
August 1 - August 31	403,644	$30.2169	403,644	$20.9	million
September 1 - September 30	360,450	$26.8283	360,450	$11.3	million
Total	1,254,411	$29.0725	1,254,411
(1)Average price paid per share does not reflect payment of commissions totaling $37,632 (thirty seven thousand six hundred thirty-two dollars).
ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Included as Exhibit 101).
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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 3, 2022