Form 10-K
period 2022-12-31
OCWEN FINANCIAL CORP
filed 2023-02-28
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2022: $244,195,677
Number of shares of common stock outstanding as of February 24, 2023: 7,527,443 shares
Documents incorporated by reference: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2022 FORM 10-K ANNUAL REPORT

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors and the following:
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
•the extent to which our ownership stake in MAV’s holding company may be diluted, resulting in a reduced ability for us to participate in certain routine management decisions;
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
•uncertainty related to our long-term relationship with Rithm Capital Corp. (Rithm), formerly New Residential Investment Corp. (NRZ), our largest subservicing client as of December 31, 2022;
•uncertainty related to MAV’s continued ownership of its MSR portfolio following the end of MAV’s investment commitment period, and any impact on our subservicing income as a result of the sale of MAV’s MSRs;
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
•our ability to interpret correctly and comply with current or future liquidity, net worth and other financial and other requirements of regulators, the GSEs and Ginnie Mae, as well as those set forth in our debt and other agreements, including our ability to identify and implement a cost-effective response to Ginnie Mae’s risk-based capital requirements that take effect in late 2024;
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
•our ability to recruit and retain senior managers and key employees;
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
•uncertainty related to the political or economic stability of the United States (U.S.) and of the foreign countries in which we have operations; and
•our ability to maintain positive relationships with our large shareholders and obtain their support for management proposals requiring shareholder approval.
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
OVERVIEW
We are a financial services company that services and originates both forward and reverse mortgage loans, through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. This long-standing core competency continues to be a guiding principle as we seek to grow our business and improve our financial performance. We are a leader in the reverse mortgage business with a strong brand and have expanded our reverse mortgage servicing competitive advantage with our acquisition of a reverse mortgage servicing platform in the fourth quarter of 2021.
We are headquartered in West Palm Beach, Florida with offices and operations in the U.S., in the United States Virgin Islands (USVI), in India and the Philippines. At December 31, 2022, approximately 75% of our workforce is located outside the U.S. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With our predecessors, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013. We currently provide solutions through our primary operating, wholly-owned subsidiary, PHH Mortgage Corporation (PMC).
BUSINESS MODEL AND SEGMENTS
Ocwen’s business model is designed to create value and maximize returns for our shareholders, and effectively allocate our resources. We have transformed into a balanced and diversified business intended to navigate challenging economic and market conditions. We seek to create value for shareholders through profitable growth, service excellence and high-quality operational execution. Our core competencies revolve around our Servicing business and we have developed a profitable Originations platform to replenish and pursue growth of our servicing portfolio.
Our Servicing business is comprised of two components, our owned MSRs and our subservicing portfolio that complement each other when managing scale. We invest our capital to fund purchases and originations of our owned MSRs and servicing advances, for which we establish a targeted return on investment. Our net return includes servicing revenue net of servicing costs, less MSR portfolio runoff, and less MSR and advance funding cost. Our net return is impacted by fair value changes of our owned MSRs, net of hedging. that vary based on market conditions. Our subservicing portfolio generates a relatively stable source of revenue. While subservicing fees are relatively lower, we do not incur any significant capital utilization or funding of advances and are not exposed to fair value volatility. In 2021, we expanded our servicing portfolio with the launch of our MSR joint venture with Oaktree, MAV. Our MAV and Rithm (formerly NRZ) servicing portfolios are effectively subservicing relationships. We target a balanced mix of our portfolio between servicing and subservicing based on capital allocation and returns. Our servicing operations and customer interactions do not differentiate whether loans are serviced or subserviced. In 2021, we also expanded our capability in reverse subservicing by acquiring the Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)) servicing platform.
Our Originations business’ strategy is to provide self-sustained replenishment opportunities to our servicing portfolio and profitable growth. Our Originations success is built on our relationships with borrowers, lenders and other market participants. We purchase MSRs through bulk portfolio purchases, through flow purchase agreements with our network of mortgage companies and financial institutions, and through participation in the Agency Cash Window (or Co-Issue) programs. In order to diversify our sources of servicing and reduce our reliance on others, we have been developing our origination of MSRs through different channels, including our portfolio recapture channel, retail, wholesale and correspondent lending. In 2021, we expanded our correspondent lending channel by acquiring Texas Capital Bank’s (TCB) network of approximately 220 correspondent lenders.

The chart below summarizes our current business model:
We report our activities in three segments, Servicing, Originations and Corporate Items and Other, which reflect other business activities that are currently individually insignificant. Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. The financial information of our segments is presented in our financial statements in Note 22 — Business Segment Reporting and discussed in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Servicing
Our Servicing business is primarily comprised of our residential forward mortgage servicing business that currently accounts for the majority of our total revenues, our reverse mortgage servicing business, and our small commercial mortgage servicing business. Our servicing clients include some of the largest financial institutions in the U.S., including the GSEs, Ginnie Mae, Rithm and non-Agency residential mortgage-backed securities (RMBS) trusts, MAV and MAM (RMS).
As of December 31, 2022, our servicing portfolio consisted of approximately 1.4 million loans with a UPB of $289.8 billion.
Servicing involves the collection of principal and interest payments from borrowers, the administration of tax and insurance escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure (REO) on behalf of mortgage loan investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. Reverse servicing includes additional functions such as the funding of borrowers under their approved borrowing capacity, the repurchase of loans and assignment to HUD upon reaching a limit (based on the maximum claim amount) and the securitization of tails under the Ginnie Mae program. We earn contractual monthly servicing fees (which are typically payable as a percentage of UPB) pursuant to servicing agreements as well as other ancillary fees relating to our servicing activities such as late fees and, in certain circumstances, REO referral commissions.
We own MSRs outright, where we typically receive all the servicing economics, and we subservice on behalf of other institutions that own the MSRs, in which case we typically earn a smaller fee for performing the subservicing activities. Special servicing is a form of subservicing where we generally manage only delinquent loans on behalf of a loan owner. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis based on delinquency status. Our reverse owned servicing activities are reflected in our financial statements with the portfolio of securitized reverse loans held for investment and the related HMBS borrowings. We manage our reverse owned servicing activities consistent with our outright ownership of the associated HECM MSR (HMSR).
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
Originations
The primary source of revenue of our Originations segment is our gain on sale of loans. We originate and purchase residential mortgage loans that we sell to Agencies or securitize on a servicing retained basis, thereby generating mortgage servicing rights. Our mortgage loans are conventional (conforming to the underwriting standards of the GSEs) and government-insured loans (insured by the FHA or VA) (collectively Agency loans). We generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We originate forward mortgage loans directly with customers (consumer direct channel) as well as through correspondent lending arrangements. We originate reverse mortgage loans in all three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. Per-loan margins vary by channel, with correspondent typically being the lowest margin and retail the highest, commensurate with fulfillment costs. Similarly, origination margins are generally higher for reverse mortgages than forward mortgages.
In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. Our Originations business also includes the sourcing and acquisition of new subservicing clients.
In 2022, our Originations business generated total volume additions of $88.8 billion in UPB (refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for further details).
Retail Lending. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our forward lending business benefits from our servicing portfolio by offering refinance options to qualified borrowers seeking to lower their mortgage payments. Depending on borrower eligibility, we refinance eligible customers into conforming or government-insured products. We are focused on increasing recapture rates on our existing servicing portfolio to grow this business. We also are increasing our ability to originate retail loans to non-Ocwen servicing customers through various marketing channels. Through lead campaigns and direct marketing, the retail channel seeks to convert leads into loans in a cost-efficient manner. In 2022. we rapidly adjusted our scale and resources to stressed market conditions.
Correspondent Lending. Our correspondent lending operation purchases forward and reverse mortgage loans that have been originated by a network of approved third-party lenders. All the lenders participating in our correspondent lending program are approved under our lending and risk management programs. We also employ an ongoing monitoring and renewal process for participating lenders that includes an evaluation of the performance of the loans they have sold to us. We perform a variety of pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans.
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
REGULATION
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license our servicing and lending activities. Accordingly, we are regularly subject to examinations, inquiries and requests, including civil investigative demands and subpoenas. The GSEs and their conservator, the Federal Housing Finance Agency (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
We have faced and expect to continue to face heightened regulatory scrutiny as well as stricter and more comprehensive regulation of the entire mortgage sector. We continue to work diligently to assess and understand the implications of the regulatory environment in which we operate and to meet the requirements of this constantly changing environment. In the normal course of business, we devote substantial resources to regulatory compliance, while, at the same time, striving to meet the needs and expectations of our customers, clients and other stakeholders. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
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
In addition, a number of foreign laws and regulations apply to our operations outside of the U.S., including laws and regulations that govern licensing, privacy, employment, safety, payroll and other taxes and insurance and laws and regulations that govern the creation, continuation and the winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Our foreign subsidiaries are subject to inquiries and examinations from foreign governmental regulators in the countries in which we operate outside of the U.S. Finally, our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
The general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential mortgage lenders and servicers, which could increase the possibility of adverse regulatory action against us. The CFPB continues to take a very active role in the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been active, as have other regulatory organizations such as the Multistate Mortgage Committee (MMC), a multistate coalition of various mortgage banking regulators. In addition to their traditional focus on licensing and examination matters, certain regulators make observations, recommendations or demands with respect to areas such as corporate governance, safety and soundness and risk and compliance management.

The CFPB and state regulators have also focused on the use and adequacy of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as discontinuation of the London Interbank Offered Rate (LIBOR), communications from debt collectors, the ability of borrowers to repay mortgage loans, or servicer responses to the COVID-19 pandemic. In March 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. In addition, multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 were implemented by states, agencies and regulators. Further, the CFPB promulgated certain amendments to RESPA (Regulation X) that became effective on August 31, 2021 and that impose certain additional COVID-19-related requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures. The CFPB moratorium on new foreclosures sunset on January 1, 2022, although some states continue to impose certain foreclosure moratoria, including in connection with their respective Homeowner Assistance Fund programs.
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
In our Servicing business, we compete based on price, operating performance, service quality and customer and client satisfaction. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, (2) consider our customer satisfaction rankings, and (3) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which can create competitive challenges in certain situations. We believe that our competitive strengths flow from our ability to control and drive down delinquencies using proprietary processes, our superior operating performance, our lower cost to service non-performing loans, our deep know-how as a long-time operator of servicing loans and our long-standing and well established offshore operations. For the 2022 program year, Ocwen’s mortgage subsidiary, PMC, has been recognized for servicing excellence through both Freddie Mac’s Servicer Honors and Rewards Program (SHARPSM) award in the top tier servicing group and Fannie Mae’s Servicer Total Achievement and Rewards (STARTM) performer recognition in the General Servicing category for the third and second consecutive year, respectively. In addition, PMC achieved HUD’s Tier 1 servicer ranking for the second consecutive year.
In our Originations business, we face intense competition in most areas, including rates, margin, fees, customer service and name recognition. Some of our competitors, including the larger banks, have substantially lower costs of capital and strong retail presence, which can create competitive challenges in certain situations. We will continue to face increased competitive pressures in the future as the refinance opportunities remain limited with elevated interest rates. We believe our competitive strengths flow from our existing customer relationships and from our focus on providing strong customer service, our brand recognition for our Liberty Reverse Mortgage business, our long-standing and well established offshore operations and our use of technology to produce higher levels of productivity to drive down per-loan costs.
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

The following table summarizes our latest key servicer ratings:

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
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.” On September 28, 2021, Moody’s upgraded the servicer quality (SQ) assessment for PMC as a master servicer of residential mortgage loans from SQ3 to SQ3+, reflecting solid reporting and remitting processes and proactive servicer oversight. On June 29, 2021, S&P affirmed PMC’s servicer rating as Average, raising management and organization ranking to Above Average. In addition, S&P raised PMC’s master servicer rating from Average to Above Average reflecting the industry experience of PMC’s management, multiple levels of internal controls to monitor operations, and resolution of regulatory actions, among other factors mentioned by S&P. On August 2, 2022, Fitch affirmed and upgraded PMC’s servicer ratings and upgraded its outlook from Stable to Positive for prime and subprime products. The ratings for the other products remain the same and the related rating outlook remains Stable. The rating actions reflect PMC’s strong post-pandemic performance, effective enterprise-wide risk environment and compliance management framework, competitive loan servicing performance metrics, and highly automated technology environment. The ratings also consider the financial condition of PMC’s parent, Ocwen Financial Corporation. The upgrades and positive outlook on PMC’s prime and subprime servicer ratings are reflective of the company’s continued portfolio growth, diversified sourcing strategies and improved performance with respect to these loan types, which represent 85% of the total servicing portfolio.
On May 27, 2022, S&P assigned an Above Average ranking to PMC as a residential reverse mortgage loan servicer. The ranking outlook is Stable. This is the initial rating for PMC as a reverse mortgage loan servicer. S&P’s ranking reflects i) PMC’s highly experienced management teams and staff with sound overall levels of turnover, ii) well-designed information technology infrastructure, cybersecurity controls, and business continuity and disaster recovery processes, iii) sound internal control environment, with multiple lines of defense and automated systems to support each function, iv) lack of material internal or external audit findings noted, based on provided reports, v) good focus on systems and workflow automation throughout loan administration processes, vi) robust default management function and claims processes, vii) scale as one of the largest reverse mortgage servicer’s in the country, with highly experienced management and staff and technology largely from prior established legacy reverse servicers; and viii) good overall reverse servicing performance metrics, except for the elevated home retention department management and staff turnover rates and call center metrics in the contact center operations.
RITHM CAPITAL CORP. (formerly known as NEW RESIDENTIAL INVESTMENT CORP. or NRZ) RELATIONSHIP
We service loans on behalf of Rithm under various agreements, including traditional subservicing agreements, where Rithm is the legal owner of the MSRs, and in connection with legacy MSR transfers, including Rights to MSRs, where Ocwen retains legal title to the underlying MSRs but Rithm has generally assumed risks and rewards consistent with an MSR owner. See Note 8 — Other Financing Liabilities, at Fair Value.

Rithm is our largest servicing client, accounting for $49.1 billion of UPB or 17% of the UPB of our total servicing portfolio as of December 31, 2022, approximately 68% of all delinquent loans that Ocwen serviced, and approximately 13% of our total servicing and subservicing fees in 2022, net of servicing fees remitted to Rithm (excluding ancillary income). In addition to a base servicing fee, we also receive some ancillary income and certain incentive fees or pay penalties tied to various contractual performance metrics. Rithm receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as certain REO-related income, including REO referral commissions. As legal MSR owner, or in compliance with the Rights to MSRs agreements, Rithm is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs.
On May 2, 2022, Ocwen and Rithm entered into amendments to extend the term of the subservicing agreements to December 31, 2023 (Second Term) and establish automatic one-year renewals, unless Ocwen or Rithm provide advance notice of termination. In addition, the parties agreed to share some ancillary revenues. The underlying loans are almost exclusively non-Agency loans, involving a higher level of operational and regulatory risk, and requiring substantial direct and oversight staffing relative to Agency loans.
Because of the relative size of the servicing agreements with Rithm, if Rithm exercises its right to terminate all or some of the agreements for convenience at the end of the Second Term on December 31, 2023, we may need to right-size certain aspects of our servicing business as well as the related corporate support functions.
OAKTREE RELATIONSHIP
We established a strategic alliance with Oaktree in 2020 to support refinancing our corporate debt and help advance our growth initiatives. The Oaktree relationship included the launch of an MSR investment vehicle (referred as MAV or MAV Canopy) to scale up our servicing business in a capital efficient manner and investments in our debt and equity.
On December 21, 2020, we entered into a Transaction Agreement with Oaktree to form a joint venture for the purpose of investing in GSE MSRs exclusively subserviced by PMC. Effective with the closing of the transaction on May 3, 2021, Oaktree and Ocwen hold 85% and 15% interests in MAV Canopy, and initially agreed to invest equity up to $250.0 million over three years. On November 2, 2022, Ocwen and Oaktree entered into an agreement modifying certain terms relating to the capitalization, management and operations of MAV Canopy. Under the terms of the agreement, Ocwen and Oaktree agreed to increase the aggregate capital contributions to MAV Canopy by up to $250.0 million through May 2, 2024 (in addition to the then contributed capital), subject to extension. Ocwen may elect to contribute its 15% pro rata share of the additional capital commitment. To the extent Ocwen does not contribute its pro rata share of the additional capital commitment, the ownership percentages held by Ocwen and Oaktree will be adjusted based on the parties’ current percentage interests, capital contributions and book value. As of December 31, 2022, our investment in MAV Canopy amounted to $42.2 million.
Pursuant to an agreement with Oaktree executed on February 2021, we issued to Oaktree in a private placement $285.0 million of Ocwen senior secured notes in two separate tranches. The initial tranche of $199.5 million senior secured notes was completed on March 4, 2021 and the additional $85.5 million tranche was completed following the launch of the MSR joint venture on May 3, 2021. In addition:
•On March 4, 2021, we issued 1,184,768 warrants to Oaktree to purchase shares of our common stock at an exercise price of $26.82 per share, subject to anti-dilution adjustments.
•On May 3, 2021, we issued 261,248 warrants to Oaktree to purchase additional common stock at an exercise price of $24.31 per share, subject to anti-dilution adjustments.
•On May 3, 2021, we issued to Oaktree 426,705 shares at a purchase price of $23.15 per share.
The net proceeds before expenses from the issuance to Oaktree of the initial tranche of senior secured notes and the warrants was $175.0 million (after $24.5 million of original issue discount) and was used, together with the proceeds from the additional debt financing, to repay in full an aggregate of $498 million of existing indebtedness, including Ocwen’s $185 million Senior Secured Term Loan, $21.5 million 6.375% senior unsecured notes due 2021 and $291.5 million 8.375% senior secured second lien notes due 2022. The net proceeds before expenses from the issuance to Oaktree of the additional tranche of senior secured notes and the warrants was approximately $75.0 million (after $10.5 million of original issue discount) and was used to fund our investment in the MSR joint venture and for general corporate purposes, including to accelerate the growth of our Originations and Servicing businesses.

In 2021 as part of the launch of the MSR joint venture, PMC entered into a number of definitive agreements with MAV, the licensed mortgage subsidiary of MAV Canopy which govern the terms of their business relationship, including a Subservicing Agreement, Joint Marketing Agreement and Recapture Agreement, and Administrative Services Agreement. This joint venture is structured to provide Oaktree with MSR investment opportunities and returns, while providing PMC scale and incremental income through exclusive subservicing and recapture services. Additionally, PMC earns direct MSR investment income through its 15% ownership stake and would be entitled to carry interest on investment returns if exceeding certain thresholds upon liquidation (referred to as Promote Distribution). Under the arrangement, MAV has a non-compete to purchase certain GSE MSRs through specific channels in cooperation with PMC. In addition, PMC must offer MAV the first opportunity to purchase GSE MSRs sold by PMC or its affiliates that meet certain criteria, which we refer to as the right of first offer. Both the non-compete and the right of first offer are subject to various restrictions and in effect until MAV has been fully funded, or, if earlier, in the case of the right of first offer, until May 3, 2024 (subject to extension by mutual consent). Also, MAV must provide Ocwen with reciprocal first offer rights prior to selling certain GSE MSRs originated by PMC after October 1, 2022 that are acquired by MAV under its own first offer rights.
PMC has exclusive rights to subservice the MSR owned by MAV and is compensated with subservicing fees in accordance with the Subservicing Agreement. The Subservicing Agreement will continue until terminated by mutual agreement of the parties or for cause, as defined.
See Note 11 — Investment in Equity Method Investee and Related Party Transactions, Note 13 — Borrowings, and Note 15 — Stockholders’ Equity to the Consolidated Financial Statements for additional information.
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
•Service Excellence: Consistently Delivering on Our Commitments
•People: Develop, Grow and Value All Employees
•Teamwork: Succeed Together as a Global Team
•Embracing Change: Value Innovation and New Thinking
We had a total of approximately 4,900 employees at December 31, 2022. Approximately 1,200 of our employees were employed in the U.S. and USVI, and approximately 3,700 of our employees were employed in our operations in India and the Philippines.
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
Diversity, Equity and Inclusion (DE&I). We are committed to be a globally diverse and inclusive workplace where every voice is heard and valued. Diversity, inclusiveness and respect are integral parts of our culture and work environment. DE&I training for all employees and unconscious bias training for leaders are parts of our learning programs to increase awareness, and employees at all levels are annually evaluated on sustaining an inclusive work environment. The pillars of our diversity program are:
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
As of December 31, 2022, 48% of our employees globally are women, and 33% of our U.S. leadership roles (Director and above) are filled by women and 21% are people of color. 64% of our U.S. employees are women and 49% are people of color. Our affinity groups like the Ocwen Global Women’s Network (OGWN), LEAP Black professionals network, FREE affinity group for LGBTQ+ employees and mentoring programs, when coupled with a culture of appreciation, help provide a comprehensive ecosystem for diversity to flourish.

We also take action to support the recruitment, development and retention of our diverse talent. These programs include ensuring diverse candidate slates as part of our hiring process, tracking minority hiring, promotion, retention and representation at all levels, and assessing diverse talent as part of our succession planning.
Pay equity is an important component of Ocwen’s employment value proposition, commitment to DE&I and legal and regulatory compliance. We regularly evaluate our performance management, merit increase incentive award and promotion processes for race and gender equality, and remediate any identified compensation gaps.
Ocwen supports several organizations focused on promoting diversity in the mortgage industry, including the American Mortgage Diversity Council. We are also committed to hiring graduates from historically Black colleges and universities through the HomeFree-USA Center for Financial Advancement program.
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
Promoting equal opportunity and diversity. Ocwen is committed to providing equal opportunity in all areas of employment, compensation, training and promotion. Company policies prohibit discrimination of any form in all of the locations in which Ocwen operates. Ocwen strives to foster an environment in which all stakeholders can participate and contribute to the success of the organization’s enterprise, taking full advantage of the collective sum of individual differences, life experiences, inventiveness, self-expression and unique capabilities, knowledge and talent. Our Diversity, Equity and Inclusion Council meets quarterly to review progress related to the Ocwen’s Diversity, Equity and Inclusion Roadmap. Diversity, Equity and Inclusion updates are provided to the Executive Leadership Team on a monthly basis and to the Board of Directors as necessary. Ocwen’s Global Diversity, Equity and Inclusion Policy is reviewed on an annual basis and diversity, equity and inclusion training is provided to all employees globally. Additionally, all leaders are provided with a training course on unconscious bias, and diversity, equity and inclusion goals are incorporated into annual performance evaluations for all people managers.
Ocwen utilizes affinity groups to help support employee development and drive inclusion, including:
•The Ocwen Global Women’s Network (OGWN) supports recruitment, development and retention initiatives for women across the organization, and serves as a sounding board for business insights, and supports the attainment of company goals in diversity, inclusion and talent development. Integrating Diversity, Equity and Inclusion into Ocwen’s culture is critical for our success and allows us to make the most of the full range of our talent. More than 2,400 employees are OGWN members.
•LEAP, which stands for Leading with Education Action and Purpose, has the mission to educate Ocwen employees globally about Black culture and the Black experience to increase inclusion across the organization. LEAP also enhances the professional development of Black employees through formal and informal mentoring, networking, learning opportunities and leadership development.
•The mission of FREE, which stands for Freedom, Respect, Expression and Equality, is to create a safe, inclusive and affirming office climate that fosters professional and personal growth for employees of all genders and sexualities through education, advocacy, outreach and support. FREE promotes a fully equitable environment that is free of judgment and strives for knowledge, challenges barriers, and seeks to help and empower LGBTQ+ employees and allies.
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
Benefits. Ocwen’s benefits programs strive to keep employees productive and engaged at work by serving the total well-being of employees’ and their families’ physical, mental and financial health. In the U.S., our comprehensive benefits plan includes company-sponsored medical, dental and vision; company-paid basic life, accident and disability coverage; 401(k) with company match; and supplemental group coverage for critical illness, accident, auto, home, pet, legal, identity protection, childcare/eldercare and tutoring. The medical plans include 100% coverage for all preventive care services and all generic preventive medications.
Our wellness programs offer incentives for completing preventive health screenings, participating in online and telephonic health coaching, improving or reaching targeted health scores, and increasing physical activity. Additionally, we provide employees with a comprehensive employee assistance program that includes virtual counseling, personalized health coaching for diabetes and other chronic conditions, stress management and financial planning workshops, online guided meditation and yoga, and more. Ocwen also provides a generous paid time off (PTO) program to support employees’ need to rest and recharge. Our medical and family leave programs offer paid disability absences and paid parental/adoption leave, in addition to FMLA-required schedule flexibility and job security. Outside the U.S., our employee benefit programs provide comparable and market appropriate benefits focused on supporting our employees well-being and retirement needs.
Training and development. Ocwen is committed to providing our employees with high-quality training and learning experiences targeted to increase industry knowledge levels, improve process efficiency and promote personal growth, which in turn helps improve customer experience, reduce foreclosures and contribute to our success as an organization. Ocwen facilitates professional development through the lifecycle of employees through functional business training, regulatory and compliance training, and skill and competency development programs. We also provide individualized one-on-one coaching to help customer-facing staff guide customers to positive experiences. In addition to learning programs designed to build functional and leadership competency for all levels of leadership throughout the organization, Ocwen offers a Leadership Development Training curriculum specifically designed to prepare employees at the Supervisor level and above with the competencies to make them successful in their roles as leaders. Training courses are housed in our continuously reviewed and updated learning management system.
Our training and development programs are important contributors to our ability to deliver industry-leading customer service. For the 2022 program year, Ocwen’s mortgage subsidiary, PMC, has been recognized for servicing excellence through both Freddie Mac’s SHARPSM award in the top tier servicing group and Fannie Mae’s STARTM performer recognition in the

General Servicing category for the third and second consecutive year, respectively. In addition, PMC achieved HUD’s Tier 1 servicer ranking for the second consecutive year.
Community development. At Ocwen, we believe homeownership is an important part of achieving financial independence, and our philosophy in this regard is “helping homeowners is what we do.” This philosophy is what guides us in our commitment to the communities we serve. We organize a variety of community outreach programs and events with local and national organizations around the country to assist homeowners, particularly in communities of color. Our outreach events began during the 2008 mortgage crisis and have continued since then. In 2022, we hosted 55 borrower outreach events across the country in partnership with the NAACP. In Western New York, Ocwen increased its outreach efforts to include membership in the Erie County Clerk’s Good Neighbors program, in addition to its existing participation in the Zombie Task Force and the Stay In Your Home campaign.
To better serve our communities, Ocwen created a Community Advisory Council in 2014, consisting of 15 leaders from a diverse group of national non-profit organizations, consumer advocacy groups and civil rights organizations, as a platform to collaborate and share ideas on how to help homeowners. Ocwen provides grants and sponsorship funding to a number of local and national nonprofit organizations each year, in support of the work they do to help distressed communities and homeowners. Over the past three years, Ocwen has contributed approximately $6 million to these organizations, and over $27 million since 2012.
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
Environmental Impact. In 2022, Ocwen continued its commitment to operate through a primarily remote working model, reducing the percentage of employees commuting daily to the office. Fewer associates in the offices afforded the opportunity to reduce our office footprint in several markets. As office space footprints were reduced, improvements were made to retrofit lighting and equipment to lower our use of natural resources. Recycling of office and paper products in all U.S. facilities continues to be a priority, which reduces our imprint on the local landfills. With the implementation and enhancement of our digital mailing service and the continued success of our electronic notice delivery and process automations, we have eliminated approximately 4.9 million paper mailings leading to a reduction of approximately 142 tons of CO2 pollution.
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

Strategic Risk
We are exposed to risk with respect to the strategic initiatives we have taken to return to sustainable growth and profitability. Strategic risk represents the risk to shareholder or enterprise value, current or future earnings, capital and liquidity from adverse business decisions and/or improper implementation of business strategies. Management is responsible for developing and implementing business strategies that leverage our core competencies and are appropriately structured, resourced and executed. Oversight for our strategic actions is provided by the Board of Directors. Our performance, relative to our business plans and our longer-term strategic plans, is reviewed by management and the Board of Directors.
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
We estimate how our liquidity needs may be impacted by a number of factors, including fluctuations in asset and liability levels due to our business strategy, asset valuations, changes in cash flows from operations, levels of interest rates, debt service requirements including contractual amortization, margin calls and maturities, and unanticipated events, including legal and regulatory expenses. We also assess market conditions and capacity for debt issuance in the various markets that we access to fund our business needs. We have established internal processes to anticipate future cash needs and continuously monitor the availability of funds pursuant to our existing debt arrangements. We monitor MSR asset valuations and communicate closely with our lenders for this asset class to ensure adequate liquidity is maintained for mark-to-market valuation changes within MSR financing facilities. We manage this risk in multiple ways, including but not limited to engaging in MSR hedging activities, and maintaining liquidity earmarks at levels to support potential changes in MSR fair values.
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
In general, we finance our business operations through a variety of activities - cash on hand, operating cash flow, strategic investor relationships and both committed and non-committed asset-based lending facilities for our significant MSR, mortgage warehouse and servicing advance activities. We address liquidity risk by actively managing our sources and uses of funds and maintaining contingency funding capacities, including but not limited to undrawn excess borrowing capacity on credit lines beyond our expected needs and by extending the tenor of our financing arrangements from time to time. Management closely monitors growth, and can adjust originations pricing quickly to manage its liquidity profile as needed. We have typically amended sizing on existing facilities or entered into new secured facilities in anticipation of our changing liquidity needs.
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
•information security risk, as our information systems and associates handle personal financial data of borrowers, and
•business continuity risk, as natural disasters, pandemics, extreme weather, and other unexpected events can cause disruption to our operations.

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
Information Security Risk oversight is performed by our Chief Information Security Officer who reports to the Chief Administrative Officer. Ocwen’s information security plans are developed to meet or exceed Federal Financial Institutions Examination Council standards.
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
We endeavor to minimize our losses from loan repurchases and indemnifications by focusing on originating or purchasing fully compliant mortgage loans and closely monitoring investor and agency eligibility requirements for loan sales. Our quality assurance teams perform independent testing related to the processing and underwriting of mortgage loans to investor guidelines prior to closing, as well as after the closing but before the sale of loans, to identify potential repurchase exposures due to breach of representations and warranties. In addition, we perform a comprehensive review of the loan files where we receive investor requests for repurchase and indemnification to establish the validity of the claims and determine our obligation. In limited circumstances, we may retain the full risk of loss on loans sold to the extent that the liquidation value of the asset collateralizing the loan is insufficient to cover the loan itself and associated servicing expenses. In instances where we have purchased loans from third parties, we usually have the ability to recover the loss from the third-party originator.
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
Rithm is contractually obligated, pursuant to our agreements with them related to the Rights to MSRs, to make all advances required in connection with the loans underlying such MSRs. If Rithm’s advance financing facilities do not perform as envisaged or should Rithm otherwise be unable to meets its advance financing obligations, we would be required to meet our advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition and servicing operations. Due to its concentration in our portfolio, we monitor Rithm’s payment performance, liquidity and capital on a regular basis.
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
Concentration Risk
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2022, our servicing portfolio included significant client relationships with Rithm which represented 17% and 28% of our servicing portfolio UPB and loan count, respectively. The Rithm servicing portfolio accounts for approximately 68% of all delinquent loans that Ocwen services. During 2022, Rithm-related servicing fees retained by Ocwen represented approximately 13% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to Rithm (excluding ancillary income). The current terms of our agreements with Rithm extend through December 2023.
Our Subservicing Agreements and Servicing Addendum with Rithm are in their Second Terms that end December 31, 2023, and may be terminated by Ocwen or Rithm without cause (in effect a non-renewal) by providing notice in advance of the end of the Second Term or the end of each one-year extension of the applicable terms after the Second Term. Ocwen must provide a notice of termination by July 1, 2023, with respect to the Second Term or by July 1 of each one-year extended term after the Second Term and Rithm must provide notice by October 1, 2023 with respect to the Second Term or by October 1 of each one-year extended term after the Second Term. At the end of the Second Term, subject to notice by October 1, 2023, Rithm has the right to terminate the Subservicing Agreements and Servicing Addendum for convenience. If Rithm exercised its right to terminate all or some of the agreements for convenience at the end of the Second Term on December 31, 2023, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions.
In addition, as of December 31, 2022, our servicing portfolio also included a significant client relationship with MAV which represented 17% and 12% of our total servicing portfolio UPB and loan count, respectively. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024.

MAV has the right to terminate the Subservicing Agreement entirely in the event of certain events of default, including failure by Ocwen to meet financial or operational requirements, including service levels. MAV may also terminate the Subservicing Agreement in the event of a change of control of Ocwen or PMC. Termination of some or all of our subservicing rights due to sales by MAV or termination of the entire Subservicing Agreement for cause could result in the loss of a significant portion of Ocwen’s total subservicing portfolio and materially and adversely affect Ocwen’s business, liquidity, financial condition and results of operations.
Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of additional subservicing relationships, or significantly decrease the number of loans under such relationships.
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Texas, Florida, New York and New Jersey, comprising 42% of the number of loans serviced at December 31, 2022. California has the largest concentration with 16% of the total loans serviced.
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
Legal and Regulatory Risks
•Failure to operate our business in compliance with complex legal or regulatory requirements or contractual obligations
•Adverse litigation outcomes with the CFPB or other legal matters
•Adverse changes to GSE and Ginnie Mae business models, initiatives and other actions
Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth, and the Economy
•Inability to execute our strategic plan to return to sustainable profitability or pursue business or asset acquisitions
•Inability to access capital to meet the financing requirements of our business, or noncompliance with our debt agreements or covenants
•Inability to obtain sufficient servicer advance financing necessary to meet the financing requirements due to increased delinquencies or forbearance plans
•Inability to obtain sufficient warehouse financing necessary to meet the financing requirements for reverse mortgage loan repurchases or draws

•Failure to satisfy current or future minimum net worth and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties
•Policies or regulations adopted by the GSEs or Ginnie Mae that may be more advantageous to our competitors’ business models than our own
•Inability to appropriately manage liquidity, interest rate and foreign currency exchange risks, including ineffective hedging strategies
•Inability to control decisions made by the management of MSR Asset Vehicle LLC which potentially impact our subservicing portfolio, funding for growth in our originations business and the profitability of our investment
•Economic slowdown or downturn, a capital market disruption, or a deterioration of the housing market, including but not limited to, in the states where we have some concentration of our business
•Inability to acquire additional profitable client relationships
•Inability to meet future advance financing obligations if Rithm were to fail to comply with its servicing advance obligations under the subservicing agreement
Operational Risks and Other Risks Related to Our Business
•Disruption in our operations or technology systems due to the failure or disagreements of our service providers to fulfill their obligations under their agreements with us, including but not limited to Black Knight Financial Services, Inc. (Black Knight)
•Failure by us or our vendors to adequately update technology systems and processes, interruption or delay in our or our vendors’ operations due to cybersecurity breaches or system failures, and resulting economic loss or regulatory penalties
•Adverse changes in political or economic stability or government policies in the U.S., India, the Philippines or the USVI
•Disruption in our operations and reduced profitability in our servicing operations as a result of severe weather or natural disaster events
•Material increase in loan put-backs and related liabilities for breaches of representations and warranties regarding sold loans or MSRs
•Heightened reputational risk due to media and regulatory scrutiny of companies that originate and securitize reverse mortgages
•Incurrence of losses by our captive reinsurance entity from catastrophic events, particularly in areas where a significant portion of the insured properties are located
•Incurrence of litigation costs and related losses if the validity of a foreclosure action is challenged by a borrower or if a court overturns a foreclosure
•Failure to maintain minimum servicer ratings and impairment of our ability to sell or fund servicing advances, access financing, consummate future servicing transactions, and maintain our status as an approved servicer by the GSEs
•Volatility of our earnings due to MSR valuation changes, financial instrument valuation changes and other factors
•Loss of the confidence of investors and counterparties if we fail to reasonably estimate the fair value of our assets and liabilities or our internal controls over financial reporting are found to be inadequate
•Uncertainty or adverse impacts resulting from the replacement of LIBOR with an alternative reference rate
Tax Risks
•Changes in tax law and interpretations and tax challenges
•Failure to retain or collect the tax benefits provided by the USVI, or certain past income becoming subject to increased U.S. federal income taxation
•Inability to utilize our net operating losses carryforwards and other deferred tax assets due to “ownership change” as defined in Section 382 of the Internal Revenue Code or other factors
Risks Relating to Ownership of Our Common Stock
•Substantial volatility in our common stock price
•The vote by large shareholders of their shares to influence matters requiring shareholder approval in a way that management does not believe represents the best interests of all shareholders
•The issuance of additional securities authorized by the board of directors that causes dilution and depresses the price of our securities

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
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions that could result in further adverse regulatory action against us, including certain matters summarized below. See Note 23 — Regulatory Requirements and Note 25 — Contingencies to the Consolidated Financial Statements.
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB’s claims include allegations regarding (1) the adequacy of Ocwen’s servicing system and integrity of Ocwen’s mortgage servicing data, (2) Ocwen’s foreclosure practices and (3) various purported servicer errors with respect to borrower escrow accounts, hazard insurance policies, timely cancellation of private mortgage insurance, handling of customer complaints, and marketing of optional products. The CFPB alleges violations of unfair, deceptive acts or abusive practices, as well as violations of specific laws or regulations. The CFPB does not claim specific monetary damages, although it does seek consumer relief, disgorgement of allegedly improper gains, and civil money penalties. In April 2021, following the filing of motions by the parties and a number of procedural developments, the court entered final judgment in our favor and closed the case. The CFPB appealed the judgment. In April 2022, the Eleventh Circuit ruled on the appeal, largely adopting the district court’s decision in our favor, but vacating and remanding the case back to the district court to determine which, if any claims are not covered and may still be brought by the CFPB. Neither party sought rehearing of the Eleventh Circuit’s decision. Supplemental briefing at the district court was completed in September 2022 and we await the court’s determination. While we believe we have factual and legal defenses to the CFPB’s allegations and are vigorously defending ourselves, the outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations. We expect the CFPB to resume its supervision activities of Ocwen upon conclusion of this matter.
State Licensing and State Attorneys General
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2022. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we were in compliance with the applicable net worth requirements. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition.
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
We are subject to various pending private legal proceedings, including purported class actions, challenging whether certain of our loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience violate state laws similar to the Fair Debt Collection Practices Act, (2) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, (4) certain legacy mortgage reinsurance arrangements violated RESPA, and (5) we failed to subservice loans appropriately pursuant to subservicing and other agreements. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business. While we do not currently believe that the resolution of the vast majority of the legal proceedings we face will have a material adverse effect on our financial condition or results of operations, we cannot express a view with respect to all of these proceedings. The outcome of any pending legal matter is never certain, and it is possible that adverse results in private legal proceedings could materially and adversely affect our financial results and operations. We have paid significant amounts to settle private legal proceedings in recent periods and paid significant amounts in legal and other costs in connection with defending ourselves in such proceedings. To the extent we are unable to avoid such costs in future periods, our business, financial position, results of operations and cash flows could be materially and adversely affected.
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
Failure to comply with U.S. and foreign laws and regulations applicable to our global operations could have an adverse effect on our business, financial position, results of operations or cash flows.
As a business with a global workforce, we need to ensure that our activities, including those of our foreign operations, comply with applicable U.S. and foreign laws and regulations. Various states have implemented regulations which specifically restrict the ability to perform certain servicing and originations functions offshore and, from time to time, various state regulators have scrutinized the operations of our foreign subsidiaries. Our failure to comply with applicable laws and regulations could, among other things, result in restrictions on our operations, loss of licenses, fines, penalties or reputational damage and have an adverse effect on our business.
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
Historical losses significantly eroded stockholders’ equity and weakened our financial condition. We established a set of key initiatives to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment, and generated net income in 2021 and 2022. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Business Initiatives.
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
Our advance financing facilities are comprised of revolving notes issued to large financial institutions that generally have a revolving period of 12 months. At December 31, 2022, we had $513.7 million outstanding under these facilities. The revolving periods for our advance financing facilities end in August 2023, except for $1.2 million outstanding under a facility maturing in May 2026.
In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, we would no longer have access to available borrowing capacity and repayment of the outstanding balances on the revolving notes must begin at the end of the applicable revolving period. In addition, we use mortgage loan warehouse facilities to fund newly originated loans, HECM tails, buyouts and a number of other assets on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have maximum terms of 364 days, and similar to the revolving notes in the advance financing facilities, they are typically renewed, replaced or extended annually. At December 31, 2022, we had $702.7 million outstanding under these warehouse financing arrangements, all under agreements maturing in 2023.
In 2019, we entered into three separate MSR financing arrangements related to loans we service for (i) Fannie Mae and Freddie Mac, (ii) Ginnie Mae, and (iii) private investors (PLS MSRs). The Fannie Mae/Freddie Mac and Ginnie Mae facilities were provided through bank financing and had total capacity of $450.0 million and $175.0 million and borrowed amounts of $309.8 million and $157.9 million, respectively at December 31, 2022. The PLS MSR financing was issued to capital markets investors as an amortizing note structure with an initial principal amount of $100.0 million, replaced with a new series of notes in 2022 with an initial principal amount of $75.0 million. The Fannie Mae/Freddie Mac and Ginnie Mae facilities terminate in June 2023 and April 2023, respectively, and the PLS MSR facility matures in February 2025. In 2021, we entered into a facility which includes a $135.0 million term loan and a $285.0 million revolving loan secured by a lien on our Agency MSRs. In November, 2022, the term loan was paid off and the revolving loan capacity was upsized to $400.0 million. Any outstanding borrowings on the revolving loan will convert into a term loan upon the two-year anniversary of the closing of the November 2022 amendment. The final maturity date of the term loan is December 2025. MSR financing is dependent on investor appetite and conditions in the capital markets, among other factors. As a result, MSR financing may not be readily available to finance the growth of our portfolio, or at rates and terms that may not be favorable to our business.
Our MSR financing facilities provide funding based on an advance rate of MSR value that is subject to periodic mark-to-market valuation adjustments (MSR valuation is expected to decline if market interest rates decline). In the normal course, and without any additions to our MSR portfolio from production or acquisition activities, MSR value is expected to decline over time due to run off of the loan balances in our servicing portfolio. As a result, we anticipate having to repay a portion of our MSR debt over a given time period. The requirements to repay MSR debt including those due to unfavorable fair value adjustment attributable to interest rates or other factors may require us to allocate a substantial amount of our available liquidity or future cash flows to meet these requirements. To the extent we are unable to generate sufficient cash flows from operations to meet these requirements, we may be more constrained to invest in our business and fund other obligations, and our business, financing activities, liquidity, financial condition and results of operations will be adversely affected.
We currently plan to renew, replace or extend all of the above debt agreements consistent with our historical experience. There can be no assurance that we will be able to renew, replace or extend all our debt agreements on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business.
Our debt agreements contain various qualitative and quantitative covenants, including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse effect or material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. In addition to these covenants, certain agreements also include trigger events which may lead to adverse actions such as acceleration of outstanding obligations, step down in advance rates and termination of further funding.
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
Minimum net worth requirements and liquidity are generally calculated using specific adjustments that may require interpretation or judgment. Changes to these adjustments have the potential to significantly affect net worth and liquidity calculations and imperil our ability to satisfy future minimum net worth and liquidity requirements. We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements at December 31, 2022. However, it is possible that regulators could disagree with our calculations. If we fail to satisfy minimum net worth or liquidity requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae, or it could trigger a default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, financing activities, financial condition or results of operations.
On August 17, 2022, the FHFA and Ginnie Mae announced updated minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. The majority of the updated requirements will become effective on September 30, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. We believe PMC would be in compliance with the updated requirements if the updated requirements were in effect as of December 31, 2022, except for the new risk-based capital requirement. We are currently evaluating the potential impacts of these updated requirements, the costs and benefits of achieving compliance, and possible courses of action involving external investor solutions, structural solutions or exiting Ginnie Mae forward originations and owned servicing activities. If we are unable to identify and execute a cost-effective solution that allows us to continue these businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results could be negatively impacted. As of December 31, 2022, our forward owned servicing portfolio included 83,282 government-insured loans with a UPB of $12.7 billion, 10% of our total forward owned MSRs or 4% of our total UPB serviced and subserviced. In addition, during 2022, we originated and purchased a total of 6,148 forward government-insured loans with a UPB of $2.0 billion, 11% of our total Originations UPB.

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
At December 31, 2022, 87% and 71% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 95% and 100% of which are considered Level 3 valuations, including our MSR portfolio. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the securitization of reverse mortgage loans does not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
We estimate the fair value of our assets and liabilities utilizing assumptions that we believe are appropriate and are used by market participants. We generally engage third-party valuation experts to support our fair value determination for Level 3 assets and liabilities. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates, collateral status and expected future performance. If these assumptions prove to be inaccurate, if market conditions change or if errors are found in our models, the value of certain of our assets may decrease, which could adversely affect our business, financial condition and results of operations, including through negative impacts on our ability to satisfy minimum net worth and liquidity covenants.
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
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business, including the requirement to make advances pursuant to our servicing agreements and the process of collecting and applying recoveries of advances. We are also exposed to liquidity risk due to potential accelerated repayment of our debt depending on the performance of the underlying collateral, including the fair value of MSRs, and certain covenants or trigger events, among other factors. We are also exposed to liquidity and interest rate risk by our decision to originate and finance mortgage loans and the timing of their subsequent sales into the secondary market. Further, as discussed below, the derivative instruments that we have entered into in order to limit MSR fair value change exposure may require margin calls should the hedge instrument lose value. In general, we finance our operations through operating cash flows and various other sources of funding, including advance match funded borrowing agreements, secured lines of credit and repurchase agreements.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Servicing advances are among our more significant non-interest earning assets. At December 31, 2022, we had total advances of $718.9 million. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt at December 31, 2022 is at variable rates. Rising interest rates may increase our interest expense. Earnings on float balances may partially offset these higher funding costs.

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
In our Originations business, we are exposed to interest rate risk and related price risk on our pipeline (i.e., interest rate loan commitments (IRLCs) and mortgage loans held for sale) from the commitment date up until the date the commitment is cancelled or expires, or the loan is sold into the secondary market. Generally, the fair value of the pipeline will decline in value when interest rates increase and will rise in value when interest rates decrease. Effective May 2021, we separately hedge our pipeline interest rate risk with freestanding derivatives such as TBAs, futures, options and forward sale contracts.
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
Unexpected changes in market rates or secondary liquidity may have a materially adverse impact on the cash flows or operating performance of Ocwen. The expected hedge coverage profile may not correlate to the asset as desired, resulting in poorer performance than had we not hedged at all. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategy and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.
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
MAV is owned and managed by an intermediate holding company, MAV Canopy, which is controlled by a board of directors on which Ocwen has minority representation. As part of our agreements with MAV, Ocwen has agreed not to compete with MAV with respect to the purchase of certain GSE MSRs through specific channels. As a result of these arrangements, the growth of Ocwen’s GSE subservicing portfolio and originations business depends in part on MAV’s ability to successfully bid on MSRs and in turn on the pricing and valuation considerations underlying MAV’s bidding strategy. If, and to the extent, MAV were to have limited success acquiring MSRs, the growth of Ocwen’s subservicing portfolio and originations business could be negatively impacted. More broadly, MAV’s profitability depends on business, operating and financial strategies determined by the management of MAV Canopy, which Ocwen does not control. If MAV Canopy’s business, operating or financial strategies are not successful, Ocwen’s 15% investment or returns on its investment, which as of December 31, 2022 amounted to $42.2 million, could be reduced or we may be requested to contribute additional capital. See the next risk factor below.
Because MAV Canopy may make additional capital calls without Ocwen’s consent, to the extent we are unable or unwilling to contribute additional capital to MAV Canopy when requested, our ownership in MAV Canopy will be diluted and our control over investment decisions and other matters may be reduced.
In November 2022, Ocwen and Oaktree agreed to increase the aggregate capital contributions to MAV Canopy by up to an additional $250 million during an investment period ending May 2, 2024, subject to two annual extensions upon mutual agreement. Under the agreement, Ocwen may elect to contribute up to its pro rata share of the additional capital commitment. To the extent Ocwen does not contribute its pro rata share of the additional capital commitment, the ownership percentages held by Ocwen and Oaktree will be adjusted based on the parties’ current percentage interests, capital contributions, and book value. Because Ocwen does not control the MAV Canopy board of directors, it is possible that MAV Canopy may exercise its right to make capital calls to fund additional MSR investments at times that Ocwen is unable to, or prefers for strategic reasons related to its own operations not to, contribute additional capital to MAV Canopy. To the extent we do not contribute additional capital to MAV Canopy, our ownership will be diluted. If our ownership of MAV Canopy falls below 5%, we will lose our voting rights on certain routine management matters at MAV Canopy and our influence over MAV’s management and investment decisions may be reduced.
GSE and Ginnie Mae initiatives and other actions may affect our financial condition and results of operations.
Due to the significant role that the GSEs and Ginnie Mae play in the secondary mortgage market, new initiatives and other actions that they may implement could become prevalent in the mortgage servicing industry generally. To the extent that FHFA, the GSEs, HUD, Ginnie Mae or other authoritative body implement reforms that materially affect the market not only for conventional and/or government-insured loans but also the non-qualifying loan markets, such reforms could have a material adverse effect on the creation of new MSRs, the economics or performance of any MSRs that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements. Further, to the extent a GSE or Ginnie Mae proposal or requirement impacts our business model differently than our competitors’, we may face a competitive disadvantage.
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
During any period in which a borrower is not making payments, we are required under most of our servicing contracts to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process modifications and foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment from respective loan or REO liquidations proceeds before most other claims on these proceeds, and in the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool level proceeds. Consequently, the primary impacts of an increase in advances are generally increased interest expense as we finance a large portion of servicing advance obligations and a decline in the fair value of MSRs as the projected funding cost of existing and future expected servicing advances is a component of the fair value of MSRs. Our liquidity is also negatively impacted because we must fund the portion of our advance obligations that is not financed. Our liquidity would be more severely impacted if we were unable to continue to finance a large portion of servicing advance obligations.
Higher delinquencies also decrease the fair value of MSRs and increase our cost to service loans, as loans in default require more intensive effort to bring them current or manage the foreclosure process. An increase in delinquencies may delay the timing of revenue recognition because we recognize servicing fees as earned, which is generally upon collection of payments from borrowers or proceeds from REO liquidations. An increase in delinquencies also generally leads to lower balances in custodial and escrow accounts (float balances) and lower net earnings on custodial and escrow accounts (float earnings). Additionally, an increase in delinquencies in our servicing portfolio will result in lower revenue because we collect servicing fees only on performing loans.
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
Prepayment speed is a significant driver of our business. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise modified involving forgiveness of principal, liquidated or charged off. Prepayment speeds have a significant impact on our servicing fee revenues, our expenses and on the valuation of our MSRs as follows:
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
Many of our servicing agreements require adherence to general servicing standards, and certain contractual provisions delegate judgment over various servicing matters to us. Our servicing practices, and the judgments that we make in our servicing of loans, could be questioned by parties to these agreements, such as GSEs, Ginnie Mae, trustees or master servicers, or by investors in the trusts which own the mortgage loans or other third parties. As a result, we could be required to repurchase mortgage loans, make whole or otherwise indemnify such mortgage loan investors or other parties. Advances that we have made could be unrecoverable. We could also be terminated as servicer or become subject to litigation or other claims seeking damages or other remedies arising from alleged breaches of our servicing agreements. For example, we are currently involved in a dispute with a former subservicing client relating to alleged violations of our contractual agreements. We are unable to predict the outcome of this dispute or the size of any loss we might incur. In addition, several trustees are currently defending themselves against claims by RMBS investors that the trustees failed to properly oversee mortgage servicers - including Ocwen - in the servicing of hundreds of trusts. Trustees subject to those suits have informed Ocwen that they may seek indemnification for losses they suffer as a result of the filings.

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
A significant reduction in, or the total loss of, our remaining Rithm-related servicing would significantly impact our business, liquidity, financial condition and results of operations.
Rithm is our largest servicing client, accounting for 17% of the UPB and 28% of the loan count in our servicing portfolio as of December 31, 2022. On February 20, 2020, we received a notice of termination from Rithm with respect to the legacy PMC subservicing agreement. It is possible that Rithm could exercise its rights to terminate for convenience or opt not to renew some or all of our servicing agreements.
In addition, any failure under a financial covenant could result in Rithm terminating Ocwen as subservicer under the subservicing agreements or in directing the transfer of servicing away from Ocwen under the Rights to MSRs agreements. Similarly, failure by Ocwen to meet operational requirements, including service levels, critical reporting and other obligations, could also result in termination or transfer for cause. In addition, if there is a change of control to which Rithm did not consent, Rithm could terminate for cause and direct the transfer of servicing away from Ocwen. A termination for cause and transfer of servicing could materially and adversely affect Ocwen’s business, liquidity, financial condition and results of operations.
Further, under our Rights to MSRs agreements, in certain circumstances, Rithm has the right to sell its Rights to MSRs to a third-party and require us to transfer title to the related MSRs, subject to an Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If Rithm sells its Rights to MSRs to a third party, the transaction can only be completed if the third-party buyer can obtain the necessary third-party consents to transfer the MSRs. Rithm also has the obligation to use reasonable efforts to encourage such third-party buyer to enter into a subservicing agreement with Ocwen. Ocwen may lose future compensation for subservicing, however, if no subservicing agreement is ultimately entered into with the third-party buyer.
Because of the large percentage of our servicing business that is represented by the agreements with Rithm, if Rithm exercised all or a significant portion of its rights to decline to continue doing business with us we anticipate that we would need to restructure many aspects of our servicing business as well as the related corporate support functions to address our smaller servicing portfolio.
If Rithm were to fail to comply with its servicing advance obligations under its agreements with us, it could materially and adversely affect us.
Under the Rights to MSRs agreements, Rithm is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2022, such servicing advances made by Rithm were approximately $501.9 million. However, under the Rights to MSRs structure, we are contractually required under our servicing agreements with the RMBS trusts to make the relevant servicing advances even if Rithm does not perform its contractual obligations to fund those advances. Therefore, if Rithm were unable to meet its advance financing obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing operations.
Rithm currently uses advance financing facilities to fund a substantial portion of the servicing advances that Rithm is contractually obligated to make pursuant to the Rights to MSRs agreements. Although we are not an obligor or guarantor under Rithm’s advance financing facilities, we are a party to certain of the facility documents as the entity performing the work of servicing the underlying loans on which advances are being financed. As such, we make certain representations, warranties and covenants, including representations and warranties in connection with our sale of advances to Rithm. If we were to make representations or warranties that were untrue or if we were otherwise to fail to comply with our contractual obligations, we could become subject to claims for damages or events of default under such facilities could be asserted.
If MAV were to sell its MSR portfolio after May 3, 2024, it could result in our loss of subservicing income and could significantly impact our business, liquidity, financial condition and results of operations.
MAV is our second-largest subservicing client, accounting for 17% of the UPB and 12% of the loan count in our subservicing portfolio as of December 31, 2022. The Subservicing Agreement with MAV provides exclusivity rights to PMC as subservicer and will continue until terminated by mutual agreement of the parties or for cause, as defined. However, under the terms of our Subservicing Agreement, our subservicing rights terminate as to MSRs sold by MAV to any unaffiliated third party.
Prior to May 3, 2024, MAV may sell MSRs, in one or more sales, constituting up to 20% of MAV’s total assets without our consent. As of December 31, 2022, MAV has exercised these rights to sell MSRs with a book value (at the time of sale) of approximately $120 million, or approximately 20% of the portfolio (at the time of sale). After May 3, 2024, MAV may sell the entire servicing portfolio or any portion thereof without our consent (although we have a right of first offer with respect to the full or partial sale of the MAV entity itself). If MAV chooses to exercise these sale rights, and we are unable to reach an agreement with the purchaser(s) of the MSRs to continue as subservicer, we will lose the corresponding subservicing income. Further, if the MSRs sold by MAV include MSRs previously sold by PMC, we may recognize additional losses on the associated MSR and Pledged MSR liability reported at fair value on our consolidated balance sheets (see Note 11 — Investment in Equity Method Investee and Related Party Transactions).
In addition, MAV has the right to terminate the Subservicing Agreement entirely in the event of certain events of default, including failure by Ocwen to meet financial or operational requirements, including service levels. MAV may also terminate the Subservicing Agreement in the event of a change of control of Ocwen or PMC.
Termination of some or all of our subservicing rights due to sales by MAV or termination of the entire Subservicing Agreement for cause could result in the loss of a significant portion of Ocwen’s total subservicing portfolio and materially and adversely affect Ocwen’s business, liquidity, financial condition and results of operations.
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
Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across various parts of our business. These transactions often must adhere to the terms of a complex set of legal and regulatory standards, as well as the terms of our servicing and other agreements. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. For example, because we send over 2 million communications in an average month, a process problem such as erroneous letter dating has the potential to negatively affect many parts of our business and have widespread negative implications.
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
Our vendor relationships subject us to a variety of risks. We have significant exposure to third-party risks, as we are dependent on vendors, including Black Knight, Altisource and other vendors for a number of key services to operate our business effectively and in compliance with applicable regulatory and contractual obligations, and on banks and other financing sources to finance our business.

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
The unexpected departure of key executives or an inability to attract and retain qualified personnel could harm our business, financial condition and results of operations.
We are highly dependent on an experienced leadership team, including our Chair, President and Chief Executive Officer, Glen A. Messina. We do not maintain key man life insurance relating to Mr. Messina or any other executive officer. The unexpected loss of the services of Mr. Messina or any of our other senior officers could have a material adverse effect on us.
More generally, our future success depends, in part, on our ability to identify, attract and retain highly skilled servicing, lending, finance, risk, compliance and technical personnel. We face intense competition for qualified individuals from numerous financial services and other companies, some of which have greater resources, better recent financial performance, fewer regulatory challenges and better reputations than we do.
If we are unable to attract and retain the personnel necessary to conduct our originations business, or other operations, or if the costs of doing so rise significantly, it could negatively impact our financial condition and results of operations.
The human capital components of our ongoing cost-reduction efforts could disrupt operations, impair productivity and reduce morale, which could have a material adverse effect on our operations, business and financial performance.
As part of our ongoing initiatives to reduce operating costs, we have significantly reduced both our U.S.-based and offshore staffing levels compared to December 31, 2021. In addition, in 2022 we experienced elevated management turnover as a result of planned departures, including the departure of several executive officers. While we believe these planned departures are necessary in order to simplify our operations and drive stronger financial performance, internal reorganizations and personnel turnover add uncertainty to our operations in the short-term and divert management and employee attention from our other initiatives. In addition, the reduction in our workforce may negatively impact employee morale. It is possible that critical employees may seek other employment, and if we have misjudged the number or allocation of positions needed to run our operations efficiently, critical functions could be understaffed. Finally, our workforce reductions, management changes and internal reorganization could potentially invite increased regulatory inquiries. Any of the above risks, or a combination of these risks, could impair our ability to realize intended productivity increases and cost savings and result in a material adverse effect on our business and operating results.
We have operations in India and the Philippines that could be adversely affected by changes in the political or economic stability of these countries or by government policies in India, the Philippines or the U.S.
Approximately 3,200, or 65%, of our employees as of December 31, 2022 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.

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
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the Philippines, the USVI and Florida. Approximately 3,700, or 76%, of our employees as of December 31, 2022 are located in India or the Philippines. In recent years, severe weather events caused disruptions to our operations in India, the Philippines, and the USVI and we incurred expense resulting from the evacuation of personnel and from property damage. In addition, employees located in Pennsylvania, New Jersey and Texas have been impacted by severe weather events in recent years, including as a result of power failures due to such events which temporarily prevented some remote employees from working. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business, including the cost of evacuation and repairs. As the frequency of severe weather events continues to increase in connection with rising global temperatures and other climatic changes, interruptions to our business operations may become more frequent and costly, and future weather events could have a significant adverse effect on our business and results of operations.
If a rise in severe weather events increases the proportion of borrowers facing financial hardship, our servicing operations and financial condition could be negatively impacted.
Certain regions of the U.S. have experienced an increase in the frequency and severity of significant weather events during the last decade, resulting in costly property repairs and rising homeowner’s insurance costs. To the extent borrowers living in impacted areas experience a financial hardship and become unable to meet their mortgage obligations or choose to abandon severely damaged property, our servicing operations will become more costly due to the increased expense of servicing delinquent mortgages and managing REO property. While we have programs in place to assist homeowners negatively impacted by weather events and other emergencies, we cannot guarantee that these programs would mitigate impacts to all borrowers. Consequently, if the frequency and severity of weather events continues to increase and the regions subject to extreme weather continue to expand, the results of our servicing operations and financial condition could be significantly impacted.
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
If our captive reinsurance entity incurs losses from a severe catastrophe or series of catastrophes, particularly in areas where a significant portion of the insured properties are located, claims that result could substantially exceed our expectations, which could adversely impact our results of operation and financial condition. An increase in the frequency with which severe weather events occur in the U.S. would increase the risk of adverse impacts on our captive reinsurance business.
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
We have exposure to representation, warranty and indemnification obligations relating to our Originations business, including lending, loan sales and securitization activities, and in certain instances, we have assumed these obligations on loans we service. Our contracts with purchasers of originated loans generally contain provisions that require indemnification or repurchase of the related loans under certain circumstances. While the language in the purchase contracts varies, such contracts generally contain provisions that require us to indemnify purchasers of loans or repurchase such loans if:
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
At December 31, 2022, we had outstanding representation and warranty repurchase demands related to 354 loans of $66.7 million total UPB.
If home values decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As a result, our liability for repurchases may increase beyond our current expectations. Depending on the magnitude of any such increase, our business, financial condition and results of operations could be adversely affected.
We originate and securitize FHA-insured HECM reverse mortgages, which subjects us to risks that could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
We originate, securitize and service FHA-insured HECM mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a HECM reverse mortgage is a government-insured loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until a default event under the terms of the mortgage occurs, the borrower dies, the borrower moves out of the home or the home is sold. A decline in the demand for HECM reverse mortgages may reduce the number of HECM reverse mortgages we originate and adversely affect our ability to sell HECM reverse mortgages in the secondary market. Although foreclosures involving HECM reverse mortgages generally occur less frequently than forward mortgages, loan defaults on HECM reverse mortgages leading to foreclosures may occur if borrowers fail to occupy the home as their primary residence, maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how HECM reverse mortgages are perceived by potential customers and thus reduce demand for HECM reverse mortgages. Additionally, we could become subject to negative headline risk in the event that loan defaults on HECM reverse mortgages lead to foreclosures or evictions of the elderly. The HUD HECM reverse mortgage program has in the past responded to scrutiny around similar issues by implementing rule changes, and may do so in the future. It is not possible to predict whether any such rule changes would negatively impact us. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.
Our HMBS repurchase obligations may reduce our liquidity, and if we are unable to comply with such obligations, it could materially adversely affect our business, financial condition, and results of operations.
As an HMBS issuer, we assume the obligation to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is typically received within 75 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. The timing and amount of our obligations with respect to MCA repurchases are uncertain as repurchase is dependent largely on circumstances outside of our control. MCA repurchases are expected to continue to increase due to the seasoning of our portfolio, and the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount.
If we do not have sufficient liquidity or borrowing capacity to comply with our Ginnie Mae repurchase obligations, Ginnie Mae could take adverse action against us, including terminating us as an approved HMBS issuer. In addition, if we are required to purchase a significant number of loans with respect to which the outstanding principal balances exceed HUD’s maximum claim amount, we could be required to absorb significant losses on such loans following assignment to HUD or, in the case of inactive loans, liquidation and subsequent claim for HUD reimbursement. Further, during the periods in which HUD reimbursement is pending, our available borrowing or liquidity will be reduced by the repurchase amounts and we will have reduced resources with which to further other business objectives. For all of the foregoing reasons, our liquidity, business, financial condition, and results of operations could be materially and adversely impacted by our HMBS repurchase obligations.
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
The replacement of LIBOR with an alternative reference rate or alternative replacement floating rate indexes, may adversely affect interest rates, our business, and financial markets as a whole.
On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. However, for U.S. dollar LIBOR, the date has been deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021 and that beginning January 1, 2022, renewals of existing contracts should provide for the replacement of U.S. dollar LIBOR with an alternative reference rate. This change will affect some adjustable (or variable) rate loans and lines of credit, including but not limited to adjustable-rate mortgages (ARMs), reverse mortgages, and home equity lines of credit (HELOCs).
In the U.S., the Federal Reserve has convened a group called the Alternative Reference Rates Committee (ARRC) to help facilitate the transition away from the use of LIBOR as an index. The ARRC has designated the Secured Overnight Financing Rate (SOFR) as the recommended alternative rate for U.S. dollar-based LIBOR. In addition, on March 15, 2022, Federal legislation was signed into law that includes the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act). On December 16, 2022, the Federal Reserve Board adopted a final rule implementing the LIBOR Act. This final rule identified benchmark rates based on SOFR that will replace LIBOR after June 30, 2023 in certain financial contracts that lack adequate “fallback” provisions to replace LIBOR with a practicable replacement benchmark rate. The LIBOR Act also contains a safe harbor protecting any person selecting and/or implementing a benchmark replacement, adjustments and conforming changes recommended by the Federal Reserve Board. In October 2022, the HUD announced a proposed rule (that has not yet been finalized) that would substitute the SOFR for LIBOR as an acceptable index for FHA-insured adjustable-rate mortgages, including HECMs. In December 2022, Fannie Mae and Freddie Mac announced that SOFR will serve as the index for their LIBOR-based adjustable rate loans, to occur the day after June 30, 2023.

Despite these recommendations of SOFR as a replacement, some market participants may continue to explore whether other U.S. dollar reference rates would be more appropriate for certain instruments. Our servicing portfolio includes forward, reverse and commercial ARMs that reference LIBOR, for which PMC will be following GSE and investor guidance concerning the replacement index and providing notices to borrowers. There still remains uncertainty relating to how widely any given alternative will be adopted by parties in the financial markets, and the extent to which alternative benchmarks may be subject to volatility or present risks and challenges that LIBOR does not. It is possible that we will disagree with our contractual counterparties over which alternative benchmark to adopt, which could make renewing or replacing our debt facilities and other agreements more complex. In addition, to the extent the adoption of a benchmark alternative impacts the interest rates payable by borrowers, it could lead to borrower complaints and litigation. Consequently, it remains difficult to predict the effects the phase-out of LIBOR and the use of alternative benchmarks may have on our business or on the overall financial markets. If LIBOR alternatives re-allocate risk among parties in a way that is disadvantageous to market participants such as Ocwen, if there is disagreement among market participants, including borrowers, over which alternative benchmark to adopt, or if uncertainty relating to the LIBOR phase-out disrupts financial markets, it could have a material adverse effect on our financial position, results of operations, and liquidity.
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
In the course of our business, we are sometimes subject to challenges from taxing authorities, including the Internal Revenue Service (IRS), individual states, municipalities, and foreign jurisdictions, regarding amounts due. These challenges may result in adjustments to the timing or amount of taxable income or deductions, the allocation of income among tax jurisdictions, or the rate of tax imposed in such jurisdiction, all of which may require a greater provision for taxes or otherwise adversely affect our financial condition and results of operations.
Failure to retain the tax benefits provided by the USVI would adversely affect our financial condition and results of operations.
During 2019, in connection with our acquisition of PHH, overall corporate simplification and cost-reduction efforts, we executed a legal entity reorganization whereby OLS, through which we previously conducted a substantial portion of our servicing business, was merged into PMC. OLS was previously the wholly-owned subsidiary of OMS, which was incorporated and headquartered in the USVI prior to its merger with Ocwen USVI Services, LLC, an entity which is also organized and headquartered in the USVI. The USVI has an Economic Development Commission (EDC) that provides certain tax benefits to qualified businesses. OMS received its certificate to operate as a company qualified for EDC benefits in October 2012 and as a result received significant tax benefits. Following our legal entity reorganization, we are no longer able to avail ourselves of favorable tax treatment for our USVI operations on a going forward basis. However, if the EDC were to determine that we failed to conduct our USVI operations in compliance with EDC qualifications prior to our reorganization, the value of the EDC benefits corresponding to the period prior to the reorganization could be reduced or eliminated, resulting in an increase to our tax expense. In addition, under our agreement with the EDC, we remain obligated to continue to operate Ocwen USVI Services, LLC in compliance with EDC requirements through 2042. If we fail to maintain our EDC qualification, we could be alleged to be in violation of our EDC commitments and the EDC could take adverse action against us, which could include demands for payment and reimbursement of past tax benefits, and it could result in the loss of anticipated income tax refunds. If any of these events were to occur, it could adversely affect our financial condition and results of operations.
We may be subject to increased U.S. federal income taxation.
OMS was incorporated under the laws of the USVI and operated in a manner that caused a substantial amount of its net income to be treated as not related to a trade or business within the U.S., which caused such income to be exempt from U.S. federal income taxation. However, because there are no definitive standards provided by the Internal Revenue Code (the Code), regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the U.S., and as any such determination is essentially factual in nature, we cannot assure you that the IRS will not successfully assert that OMS was engaged in a trade or business within the U.S. with respect to that income.
If the IRS were to successfully assert that OMS had been engaged in a trade or business within the U.S. with respect to that income in any taxable year, it may become subject to U.S. federal income taxation on such income. Our tax returns and positions are subject to review and audit by federal and state taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense.

Any “ownership change” as defined in Section 382 of the Internal Revenue Code could substantially limit our ability to utilize our net operating losses carryforwards and other deferred tax assets.
As of December 31, 2022, Ocwen had U.S. federal and USVI net operating loss (NOL) carryforwards of approximately $510.4 million, which we estimate to be worth approximately $107.2 million to Ocwen under our present assumptions related to Ocwen’s various relevant jurisdictional tax rates as a result of recently passed tax legislation (which assumptions reflect a significant degree of uncertainty). As of December 31, 2022, Ocwen had state NOL and state tax credit carryforwards which we estimate to be worth approximately $90.3 million, and foreign tax credit carryforwards of $0.1 million in the U.S. jurisdiction. As of December 31, 2022, Ocwen had disallowed interest under Section 163(j) of $296.2 million in the U.S. jurisdiction. NOL carryforwards, Section 163(j) disallowed interest carryforwards and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur as measured under Section 382. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize our NOLs, tax credit carryforwards, deductions and/or certain built-in losses. If it is determined that an ownership change(s) has occurred, there may be annual limitations under Sections 382 and 383 (or comparable provisions of foreign or state law).
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
The market price of our shares of common stock has been, and may continue to be, volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2022 between $17.99 per share and $41.30 per share, and the closing stock price on February 24, 2023 was $36.13 per share. Therefore, the volatility in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory or legal actions, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including, but not limited to those set forth under this Item 1.A. Risk Factors .
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
Based on SEC filings, we understand several shareholders each own or control over five percent of our common stock. These large shareholders individually and collectively have the ability to vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders. As a result, these shareholders could influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of directors. If situations arise in which management and certain large shareholders have divergent views, we may be unable to take actions management believes to be in the best interests of Ocwen.
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
Our articles of incorporation permit our board of directors, without our stockholders’ approval, to:
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
We will continue to seek to access the capital markets from time to time and, subject to compliance with our other contractual agreements, may make additional offerings of term loans, debt or equity securities, including senior or subordinated notes, preferred stock or common stock. We are not precluded by the terms of our articles of incorporation from issuing additional indebtedness. Accordingly, we could become more highly leveraged, resulting in an increase in debt service obligations and an increased risk of default on our obligations. If we were to liquidate, holders of our debt and lenders with respect to other borrowings would receive a distribution of our available assets before the holders of our common stock. Additional equity offerings by us may dilute our existing stockholders’ interest in us or reduce the market price of our existing securities. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Further, conditions could require that we accept less favorable terms for the issuance of our securities in the future. Thus, our existing stockholders will bear the risk of our future offerings reducing the market price of our securities and diluting their ownership interest in us.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Ocwen Financial Corporation is headquartered in West Palm Beach, Florida, at 1661 Worthington Road, Suite 100. We have offices and facilities in the U.S., the USVI, India and the Philippines, all of which are leased. The following table sets forth information relating to our principal facilities at December 31, 2022:

Location	Owned/Leased	Square Footage
Principal executive offices
West Palm Beach, Florida (1)	Leased	41,858

Document storage and imaging facility
West Palm Beach, Florida (2)	Leased	51,931

Business operations and support offices
U.S. facilities:
Houston, Texas - Walters Road (3)	Leased	45,579
Rancho Cordova, California (4)	Leased	17,157
Mt. Laurel, New Jersey (5)	Leased	18,270
St. Croix, USVI	Leased	6,096

Offshore facilities
Bangalore, India (6)	Leased	68,050
Mumbai, India	Leased	25,665
Pune, India	Leased	3,826
Manila, Philippines (7)	Leased	13,134

Former operations and support offices no longer utilized
Addison, Texas (8)	Leased	39,646
Houston, Texas - Richmond Avenue (9)	Leased	9,653
(1)We reduced the leased space by 9,688 square feet in March 2022 and extended the lease term through July 2028.
(2)On February 1, 2022, we extended the lease through February 2028.
(3)Primarily supports reverse servicing operations. This lease was assumed in connection with the MAM (RMS) transaction completed in October 2021 and expired in February 2022. On February 1, 2022, we entered into new agreements to lease 45,579 square feet for a term of five years.
(4)Primarily supports reverse lending operations. We downsized the existing facility to 17,157 square feet in 2021 and extended the lease through August 2024.
(5)The original Mt. Laurel facility included two buildings, one with 376,122 square feet of space, of which we ceased using 243,927 square feet as of the end of 2020. The space in the second building was 107,774 square feet, all of which was subleased. Following the expiration of the original lease and exit of the Mt. Laurel facility in December 2022, we leased a smaller facility at a different location in Mt. Laurel with 18,270 square feet space that supports our servicing and lending operations, as well as our corporate functions.
(6)We terminated the lease on 41,508 square feet of space in June 2022, and an additional 45,725 square feet effective January 2023. During October 2022, we relocated to a managed service office with 22,325 square feet and a lease term expiring in October 2027.
(7)During December 2022, we partially terminated the lease for 26,195 square feet. The lease for the remaining 13,134 square feet was extended through October 2027, with a committed lock-in period until October 2024.
(8)This lease expires in 2025 and is currently being marketed for sublease.
(9)The lease of this facility, which expires in July 2023, was abandoned during 2022.

We regularly evaluate current and projected space requirements, considering the constraints of our existing lease agreements and the expected scale of our businesses. We operate through a hybrid workforce model which combines in-office and remote work for substantially all of our global workforce. During 2022, we exited a total of 561,287 of leased square footage.
ITEM 3.    LEGAL PROCEEDINGS
See Note 25 — Contingencies to the Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
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
Stock Return Performance
The following graph compares the cumulative total shareholder return (TSR) on the common stock of Ocwen Financial Corporation since December 31, 2017, with the cumulative TSR on the stocks included in (i) the Russell 2000 Index and (ii) a group of peer companies Ocwen has selected for the purposes of measuring TSR-based comparative performance metrics which form the basis of Ocwen’s performance-based equity compensation awards. In prior years, Ocwen presented comparisons to Standard & Poor’s 500 Market Index and Standard & Poor’s Diversified Financials Market Index in lieu of the Russell 2000 Index and Ocwen peer group, respectively, and the TSR of those indices is also presented below for comparison purposes. We have chosen to present the Russell 2000 and our peer group for comparison purposes because we believe the Russell 2000 is comprised of companies which more closely resemble Ocwen in terms of market capitalization. In addition, since the TSR of the peer group presented below is information Ocwen’s management uses to benchmark its own performance for the purposes of granting equity awards, it provides relevant information to our shareholders.
The Compensation and Human Capital Committee of Ocwen’s Board of Directors selected the following peer group as the comparator for benchmarking, including competitors in the mortgage finance industry and mortgage real estate investment trusts.

Associated Banc-Corp	Mr. Cooper Group Inc.
BankUnited, Inc.	Navient Corporation
Finance of America Companies, Inc.	PennyMac Financial Services, Inc.
Guild Holdings Company	Radian Group Inc.
Home Point Capital Inc.	South State Corporation
loanDepot, Inc.	UWM Holdings Corporation
LendingTree, Inc.	Walker & Dunlop, Inc.
MGIC Investment Corporation	Webster Financial Corporation
The cumulative TSR performance of current peer group companies Finance of America Companies, Inc., Guild Holdings Company, Home Point Capital Inc., loanDepot Inc. and UWM Holdings is not included in the weighted average cumulative TSR calculation because they were publicly listed after the beginning of the five-year measurement period.
The graph assumes that $100 was invested in our common stock, each index listed below, and each company in the peer group (except as described above) on December 31, 2017, and the reinvestment of all dividends. The returns of each peer group company are weighted according to their respective stock market capitalization at the beginning of the period.

$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Ocwen Financial Corporation
S&P 500 (1)
S&P Diversified Financials (1)
Russell 2000 (2)
Group of peer companies

	Period Ending
Index / Peer Group	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Ocwen Financial Corporation	$100.00	$42.81	$43.77	$61.58	$85.13	$65.13
S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
S&P 500 Diversified Financials	$100.00	$88.98	$109.30	$119.99	$161.12	$140.86
Russell 2000	$100.00	$87.82	$108.66	$128.61	$146.23	$114.70
Peer Group	$100.00	$78.50	$106.03	$103.54	$129.89	$107.94
(1)© 2023 S&P Dow Jones Indices. All rights reserved. S&P, S&P 500, S&P 500 LOW VOLATILITY INDEX, S&P 100, S&P COMPOSITE 1500, S&P 400, S&P MIDCAP 400, S&P 600, S&P SMALLCAP 600, S&P GIVI, GLOBAL TITANS, DIVIDEND ARISTOCRATS, S&P TARGET DATE INDICES, S&P PRISM, S&P STRIDE, GICS, SPIVA, SPDR and INDEXOLOGY are registered trademarks of S&P Global, Inc. (“S&P Global”) or its affiliates. DOW JONES, DJ, DJIA, THE DOW and DOW JONES INDUSTRIAL AVERAGE are registered trademarks of Dow Jones Trademark Holdings LLC (“Dow Jones”). These trademarks together with others have been licensed to S&P Dow Jones Indices LLC. Redistribution or reproduction in whole or in part are prohibited without written permission of S&P Dow Jones Indices LLC. This document does not constitute an offer of services in jurisdictions where S&P Dow Jones Indices LLC, S&P Global, Dow Jones or their respective affiliates (collectively “S&P Dow Jones Indices”) do not have the necessary licenses. Except for certain custom index calculation services, all information provided by S&P Dow Jones Indices is impersonal and not tailored to the needs of any person, entity or group of persons. S&P Dow Jones Indices receives compensation in connection with licensing its indices to third parties and providing custom calculation services. Past performance of an index is not an indication or guarantee of future results.
(2)© 2023 London Stock Exchange Group plc and its applicable group undertakings (the “LSE Group”). The LSE Group includes (1) FTSE International Limited (“FTSE”), (2) Frank Russell Company (“Russell”), (3) FTSE Global Debt Capital Markets Inc. and FTSE Global Debt Capital Markets Limited (together, “FTSE Canada”), (4) MTSNext Limited (“MTSNext”), (5) Mergent, Inc. (“Mergent”), (6) FTSE Fixed Income LLC (“FTSE FI”), (7) The Yield Book Inc (“YB”) and (8) Beyond Ratings S.A.S. (“BR”). All rights reserved. FTSE Russell® is a trading name of FTSE, Russell, FTSE Canada, MTSNext, Mergent, FTSE FI, YB. “FTSE®”, “Russell®”, “FTSE Russell®”, “MTS®”, “FTSE4Good®”, “ICB®”, “Mergent®”, “The Yield Book®” and all other trademarks and service marks used herein (whether registered or unregistered) are trademarks and/or service marks owned or licensed by the applicable member of the LSE Group or their respective licensors and are owned, or used under licence, by FTSE, Russell, MTSNext, FTSE Canada, Mergent, FTSE FI, YB. FTSE International Limited is authorised and regulated by the Financial Conduct Authority as a benchmark administrator. All information is provided for information purposes only and data is provided "as is" without warranty of any kind.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Number of Holders of Common Stock
On February 24, 2023, 7,527,443 shares of our common stock were outstanding and held by approximately 64 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales of equity securities during the year ended December 31, 2022 have been previously reported.
Purchases of Equity Securities by the Issuer and Affiliates
On May 20, 2022, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $50.0 million of Ocwen’s issued and outstanding shares of common stock. Prior to the expiration of the program on November 20, 2022, Ocwen completed the repurchase of 1,750,557 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price of $50.0 million (including commissions). The repurchased shares were retired in tranches throughout the term of the program.
Information regarding repurchases of our common stock during the fourth quarter of 2022 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of a publicly announced repurchase program	Approximate dollar value of shares that may yet be purchased under the repurchase program
October 1 - October 31	344,246	$26.1311	344,246	$2.3	million
November 1 - November 30	67,813	$32.7866	67,813	$—	million
December 1 - December 31	—	$—	—	$—	million
Total	412,059	$27.2264	412,059
(1)Average price paid per share does not reflect payment of commissions totaling $12,362 (twelve thousand three hundred sixty-two dollars).
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts and unless otherwise indicated)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K generally discusses 2022 and 2021 items and provides year-to-year comparisons between 2022 and 2021. Discussions of year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.
OVERVIEW
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH Mortgage is one of the largest servicers in the country, focused on delivering a variety of servicing and lending programs. Liberty is one of the nation’s largest reverse mortgage lenders dedicated to education and providing loans that help customers meet their personal and financial needs. We serviced 1.4 million loans with a total UPB of $289.8 billion on behalf of more than 3,800 investors and 114 subservicing clients as of December 31, 2022. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel during 2022, compared with the volume of the prior years. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In 2022, we added $88.8 billion of new volume, with $4.3 billion MSR bulk acquisitions, $54.8 billion of new subservicing and $29.5 billion of non-bulk Originations volume, as further detailed in the below table.

$ In billions	UPB			$ Change
	Year Ended December 31st			2022 vs 2021	2021 vs 2020
	2022	2021	2020
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$1.2	$2.4	$1.3	$(1.2)	$1.1
Correspondent MSR (1)	15.6	16.6	5.7	(1.0)	10.9
Flow and Agency Cash Window MSR purchases (2)	11.3	20.4	15.1	(9.1)	5.3
Reverse mortgage servicing (3)	1.4	1.5	0.9	(0.1)	0.6
Total servicing	29.5	41.0	23.0	(11.5)	17.9
Bulk MSR purchases (2) (5)	4.3	55.1	16.6	(50.8)	38.6
Bulk purchases - reverse (2)	0.2	—	—	0.2	—
Total servicing additions	34.0	96.1	39.6	(62.1)	56.5
Interim forward subservicing	12.6	14.7	17.8	(2.1)	(3.0)
Other new forward subservicing	29.0	26.9	—	2.1	26.9
Reverse subservicing	13.2	14.3	—	(1.1)	14.3
Total subservicing additions (4)	54.8	55.9	17.8	(1.1)	38.1
Total servicing and subservicing UPB additions	$88.8	$152.0	$57.4	$(63.2)	$94.6
(1)Represents the UPB of loans that have been originated or purchased (funded) during the respective periods and for which we recognize a new MSR on our consolidated balance sheets upon sale or securitization.
(2)Represents the UPB of loans for which the MSR is purchased.
(3)Represents the UPB of reverse mortgage loans that have been securitized on a servicing retained basis. The loans are recognized on our consolidated balance sheets under GAAP without any separate recognition of MSRs.
(4)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business.
(5)Bulk purchases during 2022 include 12,931 loans with a UPB of $4.1 billion for which PMC was previously performing the subservicing that were purchased from third parties.
Subservicing additions for 2022 and 2021 include reverse mortgage loan subservicing and new subservicing on behalf of MAV:
•On October 1, 2021, in connection with the transaction with MAM (RMS), PMC became the subservicer for approximately 57,000 reverse mortgages, or approximately $14.3 billion in UPB pursuant to subservicing agreements with various clients, including MAM (RMS). Under the five-year subservicing agreement with MAM (RMS), we added subservicing of approximately 59,000 reverse mortgage loans or approximately $13.2 billion in UPB in 2022.
•In the second quarter of 2021, we launched MAV, our joint venture MSR investment with Oaktree for which PMC is the subservicer. MAV purchased approximately $21.0 billion and $9.4 billion GSE MSRs from unrelated third parties that transferred onto the PMC servicing system in 2022 and 2021, respectively.
The following table summarizes the average volume of our Servicing segment in 2022, compared with prior years. The average volume of Servicing is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the gross revenue and expenses, and their timing. In 2022, our total average servicing portfolio increased by $4.6 billion, net of runoff, with subservicing growth generated from our MSR investment joint venture with Oaktree through MAV and our reverse subservicing acquisition from MAM (RMS). The year 2021 established the foundation of a transformed servicing portfolio, with the significant addition of a high credit quality GSE MSR portfolio and the continued reduction of our non-Agency servicing through runoff, also reducing our concentration with Rithm servicing agreements.

$ in billions	Average UPB			$ Change
	Year ended December 31,			2022 vs 2021	2021 vs 2020
	2022	2021	2020
Owned MSR	$121.9	$117.5	$71.3	$4.4	$46.3
Rithm (formerly NRZ)	52.0	61.4	74.8	(9.4)	(13.4)
MAV	42.5	9.1	—	33.4	9.1
Subservicing (including interim subservicing)	57.0	24.7	45.5	32.3	(20.7)
Reverse mortgage loans (owned)	7.4	6.8	6.5	0.6	0.3
Commercial and other servicing	0.8	1.2	0.5	(0.4)	0.6
Total serviced and subserviced UPB (average)	$281.6	$220.7	$198.6	$60.9	$22.1
As of December 31, 2022 and 2021, the total serviced and subserviced UPB amounted to $289.8 billion and $268.0 billion, respectively, a net increase of $21.8 billion or 8%.
Financial Highlights
Results of operations for 2022
•Net income of $26 million, or $2.97 per share basic and $2.85 per share diluted
•Servicing and subservicing fee revenue of $863 million
•Originations gain on sale of $53 million
•$129 million MSR valuation gain in Servicing attributable to rate and assumption changes, net of hedging
Financial condition at the end of the year
•Stockholders’ equity of $457 million, or $60.68 book value per common share
•MSR investment of $2.7 billion, up $415 million, and $60.9 billion increase in the average serviced and subserviced UPB for the year
•Cash position of $208 million
•Total assets of $12.4 billion
Business Initiatives
We established the following key operating objectives to return to sustainable profitability and drive improved value for shareholders in 2022. As our near-term priority remains to return to sustainable profitability, we continue to execute our strategy around these objectives:
•Leveraging the core strengths of our balanced and diversified business model through a continued focus on servicing and maintaining agility to address a potential recession;
•Driving prudent growth adapted for the environment, including emphasis on subservicing to drive servicing portfolio UPB growth and expansion of higher margin originations products and clients;
•Reducing cost structure across the organization to achieve industry cost leadership by maintaining continuous cost improvement discipline and optimizing technology, global operations, and scale;
•Optimizing liquidity, diversifying capital sources, including leveraging our MSR asset vehicle with Oaktree and expanding multi-investor partnership model to fund new MSR originations, repositioning for higher rates and allocating capital to deliver value for shareholders.
In 2022, market interest rates rose faster and higher than the industry consensus at the beginning of the year, reducing production volumes and Originations profitability more than expected. To achieve our profitability goals, we have responded to the market shift by rapidly scaling down our operations in 2022 and continue to reduce our expenses. We have also accelerated our goals relating to business process rationalization and optimization, including further off-shoring of operations, enterprise-wide.
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

Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Condensed Results of Operations	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenue	$953.9	$1,050.1	$960.9	(9)%	9%
MSR valuation adjustments, net	(10.4)	(98.5)	(135.2)	(89)	(27)
Operating expenses	532.4	609.3	575.7	(13)	6
Other income (expense)	(386.2)	(346.7)	(355.7)	11	(3)
Income (loss) before income taxes	24.9	(4.4)	(105.7)	(670)	(96)
Income tax expense (benefit)	(0.8)	(22.4)	(65.5)	(96)	(66)
Net income (loss)	25.7	18.1	(40.2)	42	(145)

Segment income (loss) before income taxes:
Servicing	$125.9	$48.5	$(75.7)	160%	(164)%
Originations	2.9	89.8	104.2	(97)	(14)
Corporate Items and Other	(103.8)	(142.6)	(134.2)	(27)	6
	$24.9	$(4.4)	$(105.7)	(670)%	(96)%
Ocwen reported $25.7 million net income in 2022, up 42%, as compared to $18.1 million net income in 2021, as a result of the following:
•A $77.4 million increase in Servicing income before income taxes, primarily due to the increase in servicing and subservicing volume, cost reductions and fair value gains on the MSR portfolio, net of hedging, driven by increasing interest rates; and
•A $38.8 million decrease in Corporate loss before income taxes, primarily due to cost reductions of the Corporate functions and recoveries of prior year legal expenses due to favorable settlements; partially offset by
•An $86.9 million decrease in Originations income before income taxes, primarily due to lower Originations volume and margins, driven by the higher interest rate environment, partially offset by headcount and cost reductions; and
•A $21.6 million decrease in income tax benefit, primarily due to $12.6 million benefits recognized in 2021 in connection with the CARES Act.

Total Revenue
The below table presents total revenue by segment:

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Servicing	$821.7	$819.4	$757.7	—%	8%
Originations	141.1	249.9	179.3	(44)	39
Corporate	6.9	6.2	6.6	11	(6)
Total segment revenue	969.7	1,075.4	943.5	(10)	14
Inter-segment elimination (1)	(15.7)	(25.3)	17.4	(38)	(245)
Total revenue	$953.9	$1,050.1	$960.9	(9)%	9%
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (Gain on loans held for sale, net) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net.
Total segment revenue for 2022 was $105.7 million, or 10%, lower as compared to 2021 due to a $108.8 million decrease in Originations revenue partially offset by a $2.3 million net increase in Servicing revenue.
•The decrease in Originations revenue is driven by the challenging origination market environment in 2022 with interest rate hikes at a historic pace that contrasted with favorable market conditions in 2021 due to historically low interest rates. As a result, the high volume of refinance activity dropped precipitously in 2022 and the competition on pricing further distressed margin levels. Similar to the industry trend, our Originations business faced a significant decrease in volumes and margins across all products (reverse and forward). We reported a $77.7 million decrease in Gain on loans held for sale, net in Consumer Direct, a $20.8 million decrease in Gain on reverse loans held for investment and HMBS-related borrowings, net and a decline in fees due to lower origination volume.
•The net increase in Servicing revenue includes an $87.0 million increase in servicing and subservicing fees due to our continued portfolio growth, including the launch of MAV and the acquisition of reverse subservicing from MAM (RMS). The increase in fees was largely offset by a $61.7 million decline in Gain on loans held for sale (forward) and a $22.8 million decline in Gain on reverse loans held for investment and HMBS-related borrowings, net due to higher unrealized fair value losses on the HECM loan portfolio, net attributable to lower margins resulting from the increase in interest rates and the widening of yield spreads. The decline in Gain on loans held for sale (forward) is driven by lower redelivery gains and losses on repurchased loans in connection with Ginnie Mae loan modifications and EBO program and a $27.1 million gain on sale of loans acquired through the exercise of non-Agency call rights recorded in 2021.
MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net:

	Years Ended December 31,
	2022	2021	2020
Realization of expected cash flows (runoff) of MSRs, MSR pledged liability and ESS financing liability	$(164.5)	$(160.8)	$(58.4)
Fair value gains (losses) of MSRs, MSR pledged liability and ESS financing liability due to rates and assumptions	261.0	71.9	(104.3)
Total fair value gains (losses) of MSR, MSR pledged liability and ESS financing liability	96.5	(89.0)	(162.7)
Derivative fair value gain (loss) (1)	(106.9)	(9.5)	27.5
MSR valuation adjustments, net (2)	$(10.4)	$(98.5)	$(135.2)
(1)Includes $15.7 million, $25.3 million and $(17.4) million for 2022, 2021 and 2020, respectively of inter-segment derivative fair value gains (losses) reported within Total revenue and eliminated at the consolidated level - also see Revenue table above.
(2)Refer to Change in Presentation - Consolidated Statements of Operations in Note 1 to the consolidated financial statements
MSR valuation adjustments, net includes the loss on the MSR portfolio associated with the realization of its expected cash flows, or runoff, due to the passage of time, and any fair value gains or losses due to inputs, market interest rates or assumptions, net of hedging gains and losses. Included in the valuation adjustments are fair value gains and losses of the related MSR pledged liability and Excess Servicing Spread (ESS) financing liability. We reported a $10.4 million loss in MSR valuation adjustments, net in 2022 as compared to a $98.5 million loss in 2021. The year over year reduction in the fair value loss is driven by favorable MSR fair value changes in 2022 due to significant interest rate increases, net of (economic) hedging losses. The 10-year swap rate increased by 222 basis points in 2022 as compared to 66 basis points in 2021. Also refer to the MSR Hedging Strategy section of Item 7A. Quantitative and Qualitative Disclosures about Market Risks for further detail.
Operating Expenses
The table below presents the key components of operating expenses:

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020

Compensation and benefits	$289.4	$297.9	$265.3	(3)	12
Servicing and origination	64.9	113.6	77.3	(43)	47
Technology and communications	57.9	56.0	59.6	3	(6)
Professional services	49.3	81.9	106.9	(40)	(23)
Occupancy and equipment	41.8	36.5	47.5	15	(23)
Other expenses	29.1	23.3	19.2	25	22
Total operating expenses	$532.4	$609.3	$575.7	(13)	6
Compensation and benefits expense for 2022 decreased $8.5 million, or 3%, as compared to 2021 largely due to a $28.9 million reduction in incentive compensation, partially offset by a $14.1 million increase in severance expense predominantly due to enterprise-wide headcount reductions, and a $6.0 million increase in salaries and benefits, mostly attributed to the increase in Servicing headcount to support the development of our reverse subservicing platform and the MAM (RMS) subservicing portfolio acquisition. The $28.9 million reduction in incentive compensation included a $12.9 million decline in expense for cash-settled share-based awards as a result of a decrease in our common stock price and forfeitures, a $10.5 million decline in annual incentive plan (AIP) awards partially due to a reduction in headcount and a $3.3 million decrease in commissions due to lower origination volumes.
Servicing and origination expense for 2022 decreased $48.7 million, or 43%, as compared to 2021, mostly attributed to an $18.3 million decrease in satisfaction and interest on payoff expenses attributable to lower payoff volume, a $13.8 million decrease in reverse subservicing expenses driven by the transfer of our owned reverse portfolio from a subservicer onto our platform beginning in the fourth quarter of 2021, an $8.1 million reduction in interim subservicing costs incurred on MSR bulk acquisitions in 2021, a $4.0 million reduction in Servicing-related provision expense and a $3.9 million decrease in our Originations expenses primarily driven by lower volume.
Professional services expense for 2022 decreased $32.6 million, or 40%, as compared to 2021 primarily due to a $26.6 million decline in legal expenses and a $6.3 million decline in other professional services. The decline in legal expenses is largely due to reimbursements received from mortgage loan investors related to prior year legal expenses, and to payments received following favorable resolution of legacy litigation matters. Professional services for 2021 included $3.2 million of advisory fees related to the launch of our MSR investment joint venture with Oaktree, MAV Canopy. Refer to the respective segment results discussion for other offsetting factors.
Occupancy and equipment expense for 2022 increased $5.3 million, or 15%, as compared to 2021 largely driven by a $2.9 million repair cost in connection with our exit of our New Jersey leased office facility.
Other expenses for 2022 increased $5.8 million as compared to 2021 mainly due to a $3.6 million increase in amortization expense on the reverse subservicing contract intangible assets recognized in October 2021 and April 2022.

Other Income (Expense)

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net interest expense	$(140.4)	$(117.6)	$(93.4)	19	26
Pledged MSR liability expense (1)	(255.0)	(221.3)	(269.1)	15	(18)
Gain (loss) on extinguishment of debt	0.9	(15.5)	—	(106)	n/m
Earnings of equity method investee	18.5	3.6	—	—	n/m
Other, net	(10.2)	4.1	6.7	(350)	(39)
Total other income (expense), net	$(386.2)	$(346.7)	$(355.7)	11	(3)
n/m: not meaningful
(1)Refer to Change in Presentation - Consolidated Statements of Operations in Note 1 to the Consolidated Financial Statements
Net interest expense for 2022 increased $22.8 million, or 19%, as compared to 2021 primarily due to an increase in the cost of funds of our asset-backed financing facilities, driven by increased interest rates, a higher average debt balance to finance our MSR portfolio growth, and higher corporate debt cost due to the OFC senior secured notes issued on March 4, 2021 and May 3, 2021.
Pledged MSR liability expense reflects the servicing fee remittance, net of subservicing fee, associated with the MSR transfers that do not meet sale accounting treatment. Pledged MSR liability expense for 2022 increased $33.7 million, or 15%, as compared to 2021 primarily due to the increase in the MSR portfolio transferred to MAV and partially offset by the Rithm MSR runoff.
Gain on debt extinguishment of $0.9 million for 2022 resulted from our repurchase of $25.0 million PMC 7.875% Senior Secured Notes due March 2026 at a discount. Loss on debt extinguishment of $15.5 million for 2021 was recognized upon the early repayment of the Senior Secured Term Loan (SSTL) due May 2022 and the early redemption of the PHH 6.375% senior unsecured notes due August 2021 and the PMC 8.375% senior secured notes due November 2022.
Earnings of equity method investee represent our 15% share of MAV Canopy, our MSR investment joint venture with Oaktree that we launched in May 2021. The $18.5 million earnings for 2022 are predominantly driven by the fair value gains recorded by MAV Canopy on its MSR portfolio due to higher interest rates. See Note 11 — Investment in Equity Method Investee and Related Party Transactions for further detail.
Income Tax Benefit (Expense)

	Years Ended December 31,
	2022	2021	2020
Income tax expense (benefit)	$(0.8)	$(22.4)	$(65.5)
Income (loss) before income taxes	24.9	(4.4)	(105.7)
Effective tax rate	(3.2)%	509.1%	62.0%
Our effective tax rate for the periods indicated in the table above differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets. While Ocwen generates positive income before income taxes, the U.S. filing jurisdiction is in a cumulative loss position for the three-year period ended December 31, 2022. We evaluated all positive and negative evidence and determined that a full valuation allowance at December 31, 2022 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions and changes in uncertain tax positions. Refer to Note 19 — Income Taxes for further details on deferred tax assets.
For 2022, income tax benefit of $0.8 million was driven primarily by income tax expense related to pre-tax earnings, offset by income tax benefit related to the favorable resolution of uncertain tax positions. The $21.6 million reduction in income tax benefit for 2022, compared with 2021, is primarily due to higher pre-tax earnings, a $12.6 million reduction in the amount of income tax benefit recognized under the CARES Act, a $2.1 million reduction in the amount of income tax benefit recognized for interest from taxing authorities on refund claims, and a $5.3 million reduction in the amount of income tax benefit related to the favorable resolution of uncertain tax positions. The decline in the effective tax rate is primarily due to the $29.3 million increase in pre-tax earnings in 2022 compared to 2021, as well as the reduction in income tax benefit recognized under the CARES Act, the reduction in income tax benefit recognized for interest from taxing authorities on refund claims, and the reduction in income tax benefit related to the favorable resolution of uncertain tax positions.

Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.
Financial Condition

Financial Condition Summary	December 31,		$ Change	% Change
	2022	2021
Cash and cash equivalents	$208.0	$192.8	$15.2	8%
Restricted cash	66.2	70.7	(4.5)	(6)
MSRs, at fair value	2,665.2	2,250.1	415.1	18
Advances, net	718.9	772.4	(53.5)	(7)
Loans held for sale	622.7	928.5	(305.8)	(33)
Loans held for investment, at fair value	7,510.8	7,207.6	303.1	4
Receivables, net	180.8	180.7	0.1	—
Investment in equity method investee	42.2	23.3	18.9	81
Premises and equipment, net	20.2	13.7	6.6	48
Other assets	364.2	507.3	(143.0)	(28)
Total assets	$12,399.2	$12,147.1	$252.1	2%

Total Assets by Segment
Servicing	$11,535.0	$10,999.2	$535.8	5%
Originations	570.5	823.5	(253.1)	(31)
Corporate Items and Other	293.7	324.4	(30.7)	(9)
	$12,399.2	$12,147.1	$252.1	2%

HMBS-related borrowings, at fair value	$7,326.8	$6,885.0	$441.8	6
Other financing liabilities, at fair value	1,137.4	805.0	332.4	41
Advance match funded liabilities	513.7	512.3	1.4	—
Mortgage loan warehouse facilities	702.7	1,085.1	(382.3)	(35)
MSR financing facilities, net	953.8	900.8	53.1	6
Senior notes, net	599.6	614.8	(15.2)	(2)
Other liabilities	708.5	867.5	(159.0)	(18)
Total liabilities	11,942.5	11,670.4	272.1	2

Total stockholders’ equity	456.7	476.7	(20.0)	(4)

Total liabilities and equity	$12,399.2	$12,147.1	$252.1	2%

Total Liabilities by Segment
Servicing	$11,049.0	$10,101.5	$947.5	9%
Originations	544.2	813.3	(269.0)	(33)
Corporate Items and Other	349.3	755.7	(406.4)	(54)
	$11,942.5	$11,670.4	$272.1	2%

Book value per share	$60.68	$51.77	$8.91	17%
Total assets increased by $252.1 million, or 2%, between December 31, 2021 and December 31, 2022 due to a $415.1 million increase in our MSR portfolio mostly attributed to fair value gains due to rising interest rates and net additions through purchases, sales and retained servicing on loan sales, and a $303.1 million increase in loans held for investment, mostly driven by our reverse mortgage origination and bulk acquisition. These increases were offset by a $305.8 million decrease in our loans held for sale portfolio driven by lower forward loan production volumes than sales, a $143.0 million decrease in other assets mostly attributable to the decrease in contingent repurchase rights related to delinquent loans that have been repurchased in 2022 under the Ginnie Mae EBO program, and a $53.5 million decline in servicing advances, mainly due to lower new advances, increased recoveries on delinquent and default loans, and loan repurchases under the Ginnie Mae EBO program and sold to third parties.
Total liabilities increased by $272.1 million, or 2%, as compared to December 31, 2021 with similar effects as described above. Our HMBS-related borrowings increased by $441.8 million due to the continued growth of our reverse mortgage originations business and its securitization. The $332.4 million increase in Other financing liabilities is primarily due to the issuance of $199.0 million ESS financing liabilities, and the increase in 2022 in the fair value Pledged MSR liabilities due to rising interest rates. Borrowings under our MSR financing facilities increased $53.1 million to fund the increase in our MSR portfolio. Our borrowings under warehouse lines decreased $382.3 million due to lower loan production volumes. Senior notes, net decreased $15.2 million due to our repurchase in 2022 of $25.0 million PMC 7.875% Senior Secured Notes due March 2026. Other liabilities declined $159.0 million mostly due to a decrease in the Ginnie Mae contingent repurchase rights of loans related to delinquent loans that have been repurchased in 2022.
Total equity decreased $20.0 million during 2022 mostly due to $50.0 million stock repurchased under the $50.0 million repurchase program approved in May 2022, partially offset by $25.7 million net income. See Note 15 — Stockholders’ Equity for additional information.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Ocwen’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 and the Risk Factors section beginning on page 18, for discussion of certain of those risks and uncertainties and other factors that could cause Ocwen’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2023 will be in line with the outlook information set forth below, and Ocwen does not undertake to update any forward-looking statements. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to modestly grow our servicing portfolio through our multi-channel Originations platform and through MAV and other capital partners. In addition, we continuously evaluate the relative mix between servicing and subservicing volume.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive. The industry outlook for 2023 remains largely similar to the second half of 2022, with origination volume expected by the industry to continue to decline and mortgage interest rates to remain elevated although lower than recent peak levels. We expect recapture volumes in our Consumer Direct channel to remain at depressed levels absent any significant interest rate decrease and expect lower margins across all channels due to heightened competition. We expect to continue to prudently manage our Correspondent volume at margins that are accretive to the business.
Gain on reverse loans held for investment and HMBS-related borrowings, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to maintain or prudently grow our portfolio albeit with some channel mix changes. We expect continued uncertain market interest rate and spread conditions. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, with fair value gains or losses generally associated with declining or increasing interest rates, respectively, and is part of our forward MSR hedging strategy.
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
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase (see above), we expect a stable to modest increase in our workforce with some offset from an increased relative share of performing loans. We expect to continue to right-size and prudently manage our Originations headcount and operating expenses to align with funded volume. Other operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. An elevated inflation may result in higher operating expenses due to increases in salaries and benefits and rates charged by our vendors.
Stockholders’ equity - With the above considerations, we expect our businesses to generate net income and increase our equity in 2023, absent any significant adverse change in interest rates or other factors.
SEGMENT RESULTS OF OPERATIONS
We report our activities in three segments, Servicing, Originations and Corporate Items and Other that reflect other business activities that are currently individually insignificant. Our business segments reflect the internal reporting that we use to evaluate operating and financial performance and to assess the allocation of our resources.
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
As of December 31, 2022, we serviced 1.4 million mortgage loans with an aggregate UPB of $289.8 billion, an increase of 2% and 8%, respectively, from December 31, 2021. The average UPB of loans serviced during 2022 increased by 28% or $60.9 billion compared to 2021. The increase in our servicing volume is mostly due to MSR acquisitions, forward and reverse subservicing additions and MSR originations, offset in part by portfolio runoff. We manage the size of our servicing portfolio with our Originations business and by selectively purchasing MSRs based on capital allocation and financial return targets.
In May 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PMC. In November 2022, we upsized MAV Canopy capacity with an additional $250 million capital commitment with Oaktree. Refer to Note 11 — Investment in Equity Method Investee and Related Party Transactions.
In October 2021, PMC acquired reverse mortgage subservicing contracts from MAM (RMS) and became its exclusive subservicer under a five-year subservicing agreement. PMC boarded approximately 59,000 additional reverse mortgage loans onto our servicing platform in 2022 under the agreement.
Rithm (formerly NRZ) remains our largest subservicing client, accounting for 17% and 28% of the total serviced UPB and loan count, respectively, in our servicing portfolio as of December 31, 2022. Rithm servicing fees retained by Ocwen represented approximately 13% and 19% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to Rithm, for 2022 and 2021, respectively. Rithm’s portfolio represents approximately 68% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service for Rithm. In May 2022, Ocwen and Rithm agreed to extend the servicing agreements to December 31, 2023 with subsequent automatic one-year renewals and to amend the sharing of certain ancillary revenue.
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
As of December 31, 2022, we managed 14,233 loans under forbearance associated with borrowers impacted by the COVID-19 pandemic (or 1.0% of our total portfolio), 3,069 of which related to our owned MSRs, or 0.5% of our owned MSR servicing portfolio (excluding failed sale transactions), a reduction of 50% and 55%, respectively, compared to December 31, 2021.

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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most subservicing agreements, including our agreements with Rithm, provide for prompt reimbursement of any advances from the owner of the servicing rights. Refer to Note 24 — Commitments to the Consolidated Financial Statements for further description of servicer advance obligations.
Significant Variables
The following factors could significantly impact the results of our Servicing segment from period to period.
Aggregate UPB and Loan Count. Servicing fees are generally earned as a percentage of UPB and subservicing fees are earned on a per-loan basis or as a percentage of UPB. As a result, the change in aggregate UPB and loan count for which we have servicing rights or subservicing rights will directly impact our revenue contributed by our Servicing segment. Aggregate UPB and loan count decline as a result of portfolio run-off and increase to the extent we retain MSRs from new originations or engage in MSR acquisitions.
Cost to Service and Operating Efficiency. Our operating results for our Servicing segment are heavily dependent on our ability to scale our operations to cost-effectively and efficiently perform servicing activities in accordance with our servicing agreements.
Delinquencies. Delinquencies impact our financial results and operating cash flows for our Servicing segment. Non-performing loans are more expensive to service because the loss mitigation activities that we must undertake to keep borrowers in their homes or to foreclose, if necessary, are costlier than the activities required to service a performing loan. These loss mitigation activities include increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled associates who command higher compensation as well as the higher compliance costs associated with these, and similar activities. While the higher cost is somewhat offset by ancillary fees for severely delinquent loans or loans that enter the foreclosure process, the incremental revenue opportunities are generally not sufficient to cover our increased costs.
In addition, when borrowers are delinquent, the amount of funds that we are required to advance to the investors increases. We utilize servicing advance financing facilities, which are asset-backed (i.e., match funded liabilities) securitization facilities, to finance a portion of our advances. As a result, increased delinquencies result in increased interest expense.
Prepayment Speed. The rate at which portfolio UPB declines can have a significant impact on our Servicing segment. Items reducing UPB include scheduled and unscheduled principal payments (runoff), refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, runoff and valuation of MSRs, float earnings on float balances and interest expense on advances. Increases in anticipated lifetime prepayment speeds generally cause MSR valuation adjustments to increase because MSRs are valued based on total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speeds decrease.
Reverse Mortgage
The activities and financial performance related to reverse mortgage loans that are securitized and classified as held for investment, at fair value, together with the HMBS-related borrowings, at fair value (internally identified as our Reverse Owned Servicing business) are reflected in the Servicing segment, consistent with how the activities are managed and internally reported. Once a reverse mortgage loan is securitized, our activities are generally consistent with other loan servicing as described above, with the following variations.
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $1.8 billion at December 31, 2022. These draws or tails are funded by the servicer and can be subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
As an HMBS issuer, we assume certain obligations related to each security issued. In addition to our obligation to fund tails, the most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach 98% of the maximum claim amount (MCA repurchases or active buyouts). Active repurchased loans or buyouts are assigned to HUD and payment is received from HUD through a claims process, generally within 90 days. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount; we bear the risk of exposure if the outstanding balance on a loan exceeds the maximum claim amount. Inactive repurchased loans or buyouts (loans that are in default for one of the following reasons - title conveyances or the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property securing the inactive reverse loan for an acceptable price within the timeframe established by HUD (six months), we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remains with us; we may incur additional losses on REO properties as they progress through the liquidation processes related to delayed timelines due to market conditions, sales commissions, property preservation costs or property tax and insurance advances. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
The Gain on reverse loans held for investment and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings. We elected the fair value accounting election for both our reverse mortgage loans held for investment and the HMBS-related borrowings. The net fair value changes of the reverse mortgage loans and related borrowings reported within the Servicing segment include the following:
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
•fair value changes due to the realization of other expected cash flows of the net asset balance of securitized loans held for investment and HMBS-related borrowings; and
•fair value changes due to the inputs and assumptions of the net balance of securitized loans held for investment and HMBS-related borrowings.
The fair value of our Ginnie Mae securitized HECM loan portfolio generally decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation. HECM loans have a longer duration than HMBS-related borrowings as a result of the future draw commitments, and our obligations as issuer of HMBS to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to 98% of the maximum claim amount.
The financial performance associated with the subservicing of reverse mortgage loans associated with the MAM (RMS) transaction is primarily reflected within Servicing and subservicing fees, net since Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net strictly reflects the financial performance of owned loans/servicing. We collect higher subservicing fees for inactive loans relative to the base subservicing fee for performing loans or active repurchased loans, commensurate with the level of servicing efforts, as described above.
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenue
Servicing and subservicing fees	$860.5	$773.5	$731.2	11%	6%
Gain (loss) on loans held for sale, net	(15.1)	46.6	14.7	(132)	217
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(25.1)	(2.3)	7.6	975	(131)
Other revenue, net	1.4	1.7	4.2	(16)	(60)
Total revenue	821.7	819.4	757.7	—	8

MSR valuation adjustments, net	(36.0)	(143.4)	(159.5)	(75)	(10)

Operating expenses
Compensation and benefits	126.0	108.1	113.6	17	(5)
Servicing expense	52.3	98.2	68.4	(47)	44
Occupancy and equipment	31.1	26.5	31.0	17	(14)
Professional services	26.1	31.4	28.1	(17)	11
Technology and communications	24.7	23.8	25.2	4	(5)
Corporate overhead allocations	46.2	47.7	61.0	(3)	(22)
Other expenses	7.7	6.6	4.5	16	46
Total operating expenses	314.1	342.4	331.9	(8)	3

Other income (expense)
Interest income	12.9	8.2	7.1	57	17
Interest expense	(114.8)	(80.8)	(90.7)	42	(11)
Pledged MSR liability expense	(255.0)	(221.3)	(269.1)	15	(18)
Earnings of equity method investee	18.5	3.6	—	414	n/m
Other, net	(7.3)	5.2	10.8	(241)	(52)
Total other expense, net	(345.7)	(285.1)	(342.0)	21	(17)

Income (loss) before income taxes	$125.9	$48.5	$(75.7)	160%	(164)%

The following table provides selected operating statistics for our Servicing segment:

				% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Assets Serviced at December 31
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$276.2	$254.2	$177.6	9%	43%
Non-performing loans	12.9	13.1	10.3	(2)	27
Non-performing real estate	0.7	0.7	0.9	—	(22)
Total	$289.8	$268.0	$188.8	8	42

Conventional loans (2)	$186.2	$166.3	$77.0	12%	116%
Government-insured loans	32.6	28.8	34.8	13	(17)
Non-Agency loans	71.0	72.8	77.0	(2)	(5)
Total	$289.8	$268.0	$188.8	8	42

Servicing portfolio (3)	$134.5	$135.9	$97.4	(1)%	40%
Subservicing portfolio
Subservicing - forward	34.7	29.4	24.3	18	21
Subservicing - reverse	23.2	13.9	—	67	n/m
Total subservicing	58.0	43.3	24.3	34	78
MAV (4) (5)	48.2	33.0	—	46	n/m
Rithm (formerly NRZ) (5) (6)	49.1	55.8	67.1	(12)	(17)
Total	$289.8	$268.0	$188.8	8	42

Number (in 000’s):
Performing loans (1)	1,319.8	1,287.0	1,048.7	3%	23%
Non-performing loans
Non-performing loans - Rithm	24.1	30.7	33.8	(21)%	(9)%
Non-performing loans - Other	31.6	30.7	18.4	3	67
	55.7	61.4	52.2	(9)	18
Non-performing real estate	3.3	4.9	6.7	(33)	(27)
Total	1,378.8	1,353.3	1,107.6	2	22

Conventional loans (2)	734.2	686.5	349.6	7%	96%
Government-insured loans	168.1	168.1	201.9	—	(17)
Non-Agency loans	476.5	498.7	556.1	(4)	(10)
Total	1,378.8	1,353.3	1,107.6	2	22

				% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Servicing portfolio	605.7	636.1	511.6	(5)%	24%
Subservicing portfolio
Subservicing - forward	126.0	105.6	96.3	19	10
Subservicing - reverse	93.7	54.7	—	71	n/m
Total subservicing	219.7	160.3	96.3
MAV (5)	170.7	131.6	—	30	n/m
Rithm (5)	382.7	425.4	499.6	(10)	(15)
	1,378.8	1,353.3	1,107.6	2	22

Prepayment speed (CPR) (7)
12-month % Voluntary CPR	7.6%	17.6%	15.2%	(57)%	16%
12-month % Involuntary CPR	0.4	0.7	1.5	(43)	(53)
Total 12-month % CPR	11.2	21.1	20.0	(47)	6

Number of completed modifications (in thousands)	16.8	17.3	28.3	(3)%	(39)%
Revenue recognized in connection with loan modifications	$21.9	$27.8	$30.2	(21)	(8)

n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans at December 31, 2022 include 66,796 prime loans with a UPB of $13.2 billion which we service or subservice. This compares to 73,340 prime loans with a UPB of $13.7 billion at December 31, 2021. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes $7.6 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at December 31, 2022.
(4)Includes $22.1 billion UPB subserviced and $26.1 billion UPB of MSRs sold to MAV that have not achieved sale accounting treatment. Excludes subserviced loans with a UPB of $2.4 billion that have not yet transferred onto the PMC servicing system as of December 31, 2022.
(5)Loans serviced or subserviced pursuant to our agreements with Rithm or MAV.
(6)Includes $1.9 billion UPB of subserviced loans at December 31, 2022.
(7)Total 12-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.

The following table provides selected operating statistics related to our owned reverse mortgage loans held for investment reported within our Servicing segment:

				% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Reverse Mortgage Loans at December 31
Unpaid principal balance (UPB):
Loans held for investment (1)	$7,199.6	$6,546.5	$6,299.6	10%	4%
Active Buyouts (2)	73.0	36.1	28.4	102	27
Inactive Buyouts (2)	121.4	95.3	60.9	27	56
Total	$7,394.0	$6,677.9	$6,388.9	11	5

Inactive buyouts % to total	1.64%	1.43%	0.95%	15	51

Future draw commitments (UPB):	1,756.6	1,507.1	2,044.4	17	(26)

				% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Fair value:
Loans held for investment (1)	$7,392.6	$6,979.1	$6,872.2	6	2
HMBS related borrowings	7,326.8	6,885.0	6,772.7	6	2
Net asset value	$65.8	$94.1	$99.5	(30)	(5)
Net asset value to UPB	0.91%	1.44%	1.58%
(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Receivables or REO depending on the loan and foreclosure status.
The following table provides a breakdown of our servicer advances:

Advances by investor type
December 31, 2022	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$3.2	$97.7	$7.5	$108.3
Government-insured	3.0	35.9	17.7	56.6
Non-Agency	209.1	233.9	111.0	554.0
Total, net	$215.3	$367.5	$136.2	$718.9

December 31, 2021	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$2.3	$65.7	$7.2	$75.3
Government-insured	0.7	54.5	23.4	78.6
Non-Agency	224.7	260.7	133.1	618.5
Total, net	$227.7	$380.9	$163.8	$772.4

The following table provides the rollforward of activity of our portfolio of mortgage loans serviced for the years ended December 31, that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB (in billions)			Count (in 000’s)
	2022	2021	2020	2022	2021	2020
Portfolio at January 1	$268.0	$188.8	$212.4	1,353.3	1,107.6	1,420.0
Additions (1) (2) (3) (4)	85.3	152.0	57.4	292.2	567.9	194.5
Sales (2)	(11.2)	—	(0.2)	(0.3)	(0.2)	(1.6)
Servicing transfers (1) (2) (5)	(18.0)	(23.1)	(40.5)	(114.3)	(102.0)	(303.1)
Runoff	(34.3)	(49.7)	(40.3)	(152.1)	(220.0)	(202.2)
Portfolio at December 31	$289.8	$268.0	$188.8	1,378.8	1,353.3	1,107.6
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans are boarded and deboarded within the same quarter.
(2)Includes MSRs sold to an unrelated third party in the first quarter of 2022 consisting of 38,850 loans with a UPB of $11.1 billion, with the remaining active loans transferred out of the PMC servicing system in the third quarter of 2022, and for which PMC performed interim subservicing.
(3)Additions include purchased MSRs on portfolios consisting of 79 loans with a UPB of $24.1 million that have not yet transferred to the PMC servicing system as of December 31, 2022. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(4)Excludes MSRs acquired from unrelated third parties in the third quarter of 2022 consisting of 12,931 loans with a UPB of $4.1 billion for which PMC was previously performing the subservicing.

(5)2020 includes 270,218 deboarded loans with a UPB of $34.2 billion related to the termination of the subservicing agreement between Rithm and PMC on February 20, 2020. Refer to Note 8 — Other Financing Liabilities, at Fair Value.
Year Ended December 31, 2022 versus 2021
Servicing and Subservicing Fees

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Loan servicing and subservicing fees
Servicing	$337.8	$339.3	$216.2	—%	57%
Subservicing	72.9	21.1	28.9	246	(27)
MAV	72.8	15.7	—	363	n/m
Rithm	255.0	304.2	383.7	(16)	(21)
Servicing and subservicing fees	738.5	680.3	628.8	9	8
Ancillary income	122.0	93.2	102.5	31	(9)
Total	$860.5	$773.5	$731.2	11%	6%
The $87.0 million, or 11% increase in total servicing and subservicing fees in 2022 as compared to 2021 is primarily driven by our successful volume growth strategy, selectively balanced between servicing and subservicing, and the gradual runoff of the Rithm volume and growth of MAV and other new relationships. The increase in ancillary income is driven by float earnings at higher interest rates, as further discussed below.

The following table presents the respective drivers of residential loan servicing (owned MSRs) and subservicing fees.

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Servicing and subservicing fee
Servicing fees (owned MSRs)	$337.8	$339.3	$216.2	—%	57%
Average servicing fee (% of UPB) (1)	0.28	0.29	0.30	(3)%	(3)%

Subservicing fees (excl. MAV and Rithm) (2)	$72.9	$21.1	$28.9	245	(27)%
Average monthly fee per loan (in dollars) (3)	$28	$18	$9	56	100%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio - Owned	$130.1	$125.5	$78.3	4%	60%
Subservicing portfolio
Subservicing - forward	35.1	21.5	45.5	63	(53)%
Subservicing - reverse	21.9	3.3	—	564	n/m
Total subservicing	57.0	24.7	45.5
MAV	42.5	9.1	—	367	n/m
Rithm	52.0	61.4	74.8	(15)	(18)%
Total	$281.6	$220.7	$198.6	28%	11%

Average number (in 000’s):
Servicing portfolio	602.7	609.1	466.1	(1)%	31%
Subservicing portfolio
Subservicing - forward	124.9	83.6	268.5	49	(69)%
Subservicing - reverse	89.8	12.9	—	596	n/m
Total subservicing	817.4	705.6	734.6	16	(4)%
MAV	159.9	37.4	—	328	n/m
Rithm	402.4	463.1	561.6	(13)	(18)%
Total	1,379.7	1,206.1	1,296.2	14%	(7)%
(1)Excludes owned reverse mortgages effective with the three months ended June 30, 2022. Prior periods of 2021 and 2020 have been recast to conform to the current presentation.
(2)Subservicing fees for 2020 includes $15.9 million of fees earned on the Rithm PMC MSR Agreements upon receiving the notice of cancellation in February 2020.
(3)Excludes MAV portfolio and includes reverse subservicing beginning in the fourth quarter of 2021.
The table above reflects our strategy to grow our subservicing business, including reverse subservicing, and the increased use of MAV to grow our servicing volume. Comparing 2022 with 2021, we achieved a net $58.2 million servicing and subservicing fee increase, or 9%. Our servicing fee from MAV increased by $57.1 million and our subservicing fee grew by $51.8 million. Partially offsetting these increases, we reported a $49.2 million reduction in fees collected on behalf of Rithm due to portfolio runoff, and servicing fees from our owned MSR portfolio declined by $1.5 million. The $51.8 million increase in subservicing fees is driven by the boarding of new reverse mortgage loans under the subservicing agreement with MAM (RMS). The average subservicing fee per loan increased from $18 to $28 dollars, driven by the additions of reverse mortgage loans that yield relatively higher compensation for both active and inactive loans.

The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the Rithm (formerly NRZ) agreements.

Rithm Servicing and Subservicing Fees	Years Ended December 31,
	2022	2021	2020
Servicing fees collected on behalf of Rithm	$255.0	$304.2	$383.7
Servicing fees remitted to Rithm (1)	(181.0)	(215.8)	(278.8)
Retained subservicing fees on Rithm agreements (2)	$74.0	$88.4	$104.8

Average Rithm UPB ($ in billions) (3)	$52.0	$61.4	$74.8
Average retained subservicing fees as a % of Rithm UPB	0.14%	0.14%	0.14%
(1)Reported within Pledged MSR liability expense. The Rithm servicing fee includes the total servicing fees collected on behalf of Rithm relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to Rithm reported as Pledged MSR liability expense.
(2)Excludes the servicing fees of loans under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by Rithm, and subservicing fees earned under subservicing agreements. Also excludes ancillary income.
(3)Excludes the UPB of loans subserviced under the PMC Servicing Agreement after February 20, 2020 due to the notice of termination by Rithm, and excludes the UPB of loans under subservicing agreements.
The net retained fee on our Rithm portfolio for 2022 declined by $14.4 million, or 16% as compared to 2021. The decline in the Rithm fee collection and remittance is primarily driven by the decline in the average UPB of 15% due to portfolio runoff and prepayments. As the Rithm relationship is effectively a subservicing agreement, the COVID-19 environment, loans under forbearance and the fee collection do not impact our financial results to the same extent as for serviced loans with our owned MSRs.
The following table presents the detail of our ancillary income:

	Years Ended December 31,			% Change
Ancillary Income	2022	2021	2020	2022 vs 2021	2021 vs 2020
Late charges	$41.0	$40.9	$47.7	—%	(14)%
Custodial accounts (float earnings)	26.2	4.7	9.9	453	(53)
Reverse subservicing ancillary fees	20.4	1.4	—	n/m	n/m
Loan collection fees	11.1	11.7	13.0	(5)	(10)
Recording fees	8.5	16.0	14.3	(47)	12
Boarding and deboarding fees	4.0	4.3	5.0	(5)	(14)
GSE forbearance fees	0.8	1.5	1.2	(48)	25
HAMP fees	—	0.6	0.6	(99)	—
Other	10.0	12.0	10.8	(16)	11
Ancillary income	$122.0	$93.2	$102.5	31%	(9)%
Ancillary income for 2022 increased by $28.8 million as compared to 2021 largely due to an increase in float earnings of $21.5 million due to higher interest rates in 2022, and a $19.0 million increase in reverse servicing ancillary fees on reverse mortgage loans boarded under the subservicing agreement with MAM (RMS) in 2022 and the fourth quarter of 2021. Partially offsetting these increases, recording fees were $7.5 million lower in 2022 due to the reduction in payoff volume.
Gain (Loss) on Loans Held for Sale, Net
Loss on loans held for sale, net for 2022 was $15.1 million, as compared to the $46.6 million gain recognized in 2021. In addition to the $8.8 million loss recognized in 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program (net of the associated Ginnie Mae MSR fair value adjustment), losses in 2022 are driven by decreased volume and margins on redelivery of repurchased loans in connection with Ginnie Mae loan modifications and EBO activities as a result of higher market interest rates. The unfavorable change is also explained by a $27.1 million gain recognized in 2021 on the sale of loans acquired in connection with the exercise of our servicer call rights of certain Non-Agency trusts.

Gain (Loss) on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net reported in the Servicing segment is the net change in fair value of securitized loans held for investment and HMBS-related borrowings. Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net excludes reverse subservicing that is reflected in Servicing and subservicing fees. The following table presents the components of the net fair value change and is comprised of net interest income and other fair value gains or losses. Net interest income is primarily driven by the volume of securitized UPB as it is the interest income earned on the securitized loans offset against interest expense incurred on the HMBS-related borrowings, and represents a component of our compensation for servicing the portfolio, that is a percentage of the outstanding UPB. Other fair value changes are primarily driven by changes in market-based inputs or assumptions. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts. Note that the fair value changes of the net asset value between securitized HECM loans and HMBS (referred to as our reverse MSR) attributable to interest rate changes are effectively used as a hedge of our forward MSR portfolio. See further description of our hedging strategy in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net interest income (servicing fee)	$21.9	$19.9	$19.2	10%	4%
Realized gain on tail securitization	11.2	21.6	24.4	(48)%	(11)%
Other fair value gains (losses) (1)	(58.2)	(43.8)	(36.0)	33	22%
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$(25.1)	$(2.3)	$7.6	975%	(131)%
(1)     Includes realization of expected cash flows and fair value gains and losses due to inputs and assumptions.
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net for 2022 declined $22.8 million, or 975%, as compared to 2021 primarily driven by higher unrealized fair value losses due to increasing interest rates and widening yield spread directly impacting projected asset life and the tail value of the HECM reverse mortgage loans. Realized gains on tail securitization declined by $10.4 million in 2022 as compared to 2021, mostly due to a widening yield spread. Tails represent the future draws of borrowers, scheduled and unscheduled, as well as capitalized interest and are included in the fair value of the underlying loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly. The increase in rates and widening of yield spread resulted in additional $17.7 million fair value losses. Net interest income, that effectively represents our servicing fee increased $2.0 million in 2022 as compared with 2021 mostly due to the growth of the loan portfolio.

MSR Valuation Adjustments, Net
The following table summarizes the components of MSR valuation adjustments, net reported in our Servicing segment, with additional related measures:

	Years Ended December 31,
	2022			2021			2020
	Total fair value gains (losses) (1)+(2)	Runoff (1)	Changes in rates and assumptions (2)	Total fair value gains (losses) (1)+(2)	Runoff (1)	Changes in rates and assumptions (2)	Total fair value gains (losses) (1)+(2)	Runoff (1)	Changes in rates and assumptions (2)
MSR	$166.6	$(275.2)	$441.8	$(120.0)	$(250.2)	$130.2	$(321.2)	$(171.4)	$(149.8)
MSR pledged liability	(88.0)	104.1	(192.1)	11.5	89.4	(77.9)	116.8	113.0	3.8
ESS financing liability	8.0	6.6	1.4	—	—	—	—	—	—
Derivatives	(122.6)	—	(122.6)	(34.9)	—	(34.9)	44.9	—	44.9
Total	$(36.0)	$(164.5)	$128.5	$(143.4)	$(160.8)	$17.4	$(159.5)	$(58.4)	$(101.1)
Change in 10-year swap rate (bps)			222			66			(98)
Average UPB ($ in billions)(3)		$130.1			$125.5			$78.3
(1)The terms runoff and realization of expected future cash flows may be used interchangeably within this discussion.
(2)Excludes gains of $9.9 million, $19.6 million and $41.7 million in 2022, 2021, and 2020, respectively, on the revaluation of MSRs purchased at a discount, that is reported in the Originations segment as MSR valuation adjustments, net.
(3)For Owned MSRs, i.e., excludes MSRs subject to sale agreements with Rithm, MAV and others that do not meet sale accounting criteria.
MSR valuation adjustments, net include the fair value gain and losses of the MSR portfolio, the MSR pledged liability associated with the MSR transfers that do not meet sale accounting and the ESS financing liabilities for which we elected the fair value option and that is collateralized by MSRs. The $36.0 million loss in MSR valuation adjustments, net in 2022, comprised of $164.5 million runoff partially offset by a $128.5 million fair value gain due to rates and assumptions. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The runoff in 2022 was relatively stable vs. 2021 (increased by $3.7 million or 2%) when compared with the UPB of the owned portfolio. The $128.5 million fair value gain due to rates and assumptions is primarily driven by an increase in market interest rates (the 10-year swap rate increased by 222 basis points in 2022), partially offset by a $122.6 million hedging loss and a loss attributed to 50 basis point yield or discount rate assumption update by our third-party valuation experts across all investors.
MSR valuation adjustments, net increased by $107.4 million (lower loss) in 2022 as compared to 2021, primarily due to a $111.1 million increase in the gain attributed to rates and assumptions, net of an $87.7 million increase in the hedging loss, driven by an increase in market interest rates (the 10-year swap rate increased by 222 basis points in 2022 as compared to 66 basis points in 2021).
Our MSR hedging policy is designed to reduce the volatility of the MSR portfolio fair value due to market interest rates. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risks for further detail on our hedging strategy and its effectiveness.

The following table provides information regarding the changes in the fair value and the UPB of our portfolio of Owned MSRs (excluding MSRs transferred to MAV, Rithm and others ) during 2022, with the breakdown by investor type.

	Owned MSR Fair Value (1)				Owned MSR UPB ($ in billions) (1)
	GSEs	Ginnie Mae	Non- Agency	Total	GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$1,198.5	$109.4	$114.6	$1,422.5	$98.5	$12.0	$17.4	$127.9
Additions
New cap.	193.0	41.3	0.1	234.4	14.9	1.9	—	16.8
Purchases	164.5	17.1	—	181.6	14.6	1.1	—	15.7
Sales/transfers/calls (2)	(251.7)	14.7	(0.3)	(237.3)	(19.1)	(0.3)	—	(19.4)
Change in fair value:
Inputs and assumptions (3)	225.4	19.3	29.8	274.5	—	—	—	—
Realization of cash flows	(134.4)	(12.3)	(18.4)	(165.1)	(10.5)	(1.8)	(2.6)	(14.9)
Ending balance	$1,395.3	$189.5	$125.8	$1,710.6	$98.4	$12.9	$14.8	$126.1
Weighted average note rate	3.5%	4.2%	4.3%	3.7%
Fair value (% of UPB)	1.42%	1.47%	0.85%	1.36%
Fair value multiple (4)	5.56 x	3.89 x	2.57 x	4.91 x
New cap. fair value (% of UPB)	1.28%	2.20%
New cap. fair value multiple (4)	5.09 x	4.86 x
(1)See Note 7 — Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value for further information on the Rithm and MAV portfolios.
(2)Includes $97.8 million fair value and $7.4 billion UPB of MSR sales to MAV in 2022 that did not achieve sale accounting treatment.
(3)Mostly changes in interest rates, except for gains of $9.9 million on the revaluation of purchased MSRs, that are reported in the Originations segment.
(4)Multiple of average servicing fee and UPB.
Compensation and Benefits

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Compensation and benefits	$126.0	$108.1	$113.6	17%	(5)%

Average Employment - Servicing
Forward	2,732	3,051	3,598	(10)%	(15)
Reverse	913	121	12	655%	908
Total	3,645	3,172	3,610

India and other	2,660	2,432	2,880	9%	(16)
U.S.	985	740	730	33	1
Total	3,645	3,172	3,610	15	(12)
Compensation and benefits expense for 2022 increased $17.9 million, or 17%, as compared to 2021 primarily due to an $18.2 million increase in salaries and benefit expense driven by a 15% increase in our average servicing headcount, mostly onshore. The increase in Servicing headcount primarily reflects the hiring of employees to support the growth of the reverse mortgage subservicing platform, specifically with the acquisition of reverse mortgage subservicing from MAM (RMS). In addition, severance expense increased $2.6 million due to forward servicing headcount reductions in 2022, and commissions were $1.1 million higher primarily driven by the MAM (RMS) acquisition. Partially offsetting these increases in expense, incentive compensation decreased $4.7 million primarily due to a decrease in cash-settled share-based awards expense associated with the decrease in our common stock price and forfeitures of unvested awards, and a decline in AIP awards. partially due to a reduction in headcount.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.
Servicing expense for 2022 declined $45.9 million, or 47%, as compared to 2021. This decline is primarily due to an $18.3 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume, a $13.8 million decrease in reverse subservicing expenses driven by the transfer of our owned reverse portfolio from a subservicer onto our platform beginning in the fourth quarter of 2021, an $8.1 million reduction in interim subservicing costs incurred on MSR bulk acquisitions in 2021, a $2.3 million decrease in certain indemnification reserves and a $1.7 million decline in provision expense on government-insured claims receivables primarily due to decreased claim volumes.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for 2022 decreased by $0.2 million as compared to 2021. Professional services declined $5.3 million due to a $13.3 million decrease in legal expenses, mostly driven by reimbursements received from mortgage loan investors related to prior year legal expenses and to payments received following resolution of legacy litigation matters, partially offset by an increase in other litigation and legal expenses and a $7.5 million increase in other professional fees primarily related to our reverse subservicing business and MSR sales. The $1.5 million decline in Corporate overhead allocations is primarily attributable to the decline in support group operating expenses, mostly legal and compensation and benefits. Offsetting these decreases, Occupancy and equipment expense increased $4.6 million primarily due to an increase in printing and mailing expenses mostly as a result of the increase in the average number of loans serviced and additional mailing driven by our acquisition of reverse mortgage subservicing. Other expense increased by $1.0 million driven primarily by the $3.6 million increase in amortization expense recognized during 2022 on the reverse subservicing contract intangible asset recorded in October 2021 and April 2022 as part of the transactions with MAM (RMS), partially offset by a $3.1 million decrease in bank charges driven by increased earning credits due to interest rate increases.
Other Income (Expense)
Interest income for 2022 increased $4.7 million, or 57%, compared to 2021 primarily due to an increase in interest rates during 2022 and higher delinquent interest payments in 2021 related to Ginnie Mae EBO loan repurchases.

The following table provides information regarding Interest expense:

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Interest Expense
Advance match funded liabilities	$19.8	$14.2	$24.1	39%	(41)%
Mortgage loan warehouse facilities	9.5	8.9	5.4	7	65
MSR financing facilities	47.0	26.0	15.9	81	64
Corporate debt interest expense allocation (1)	31.0	25.1	38.2	23	(34)
Escrow	7.5	6.5	7.0	15	(7)
Total interest expense	$114.8	$80.8	$90.7	42%	(11)%

Average balances
Advances	$689.6	$754.1	$891.3	(9)%	(15)%
Advance match funded liabilities	461.1	505.4	603.7	(9)	(16)
Mortgage loan warehouse facilities	227.2	265.4	116.0	(14)	129
MSR financing facilities	942.6	701.2	308.4	34	127
Effective average interest rate
Advance match funded liabilities	4.29%	2.81%	4.00%	53%	(30)%
Mortgage loan warehouse facilities	4.18	3.35	4.66	25	(28)
MSR financing facilities	4.99	3.71	5.15	34	(28)
Average 1ML	1.91%	0.10%	0.52%	n/m	(81)%
Average 1M Term SOFR	1.85%	0.04%	0.35%	n/m	(89)%
(1)Effective in the first quarter of 2022, interest expense on the OFC Senior Secured Notes issued in March 2021 is no longer allocated to the Servicing segment. Corporate debt interest expense allocation for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for 2021 is $23.7 million (nil in 2020).
Interest expense for 2022 increased by $34.0 million, or 42%, compared to 2021, primarily due to a $21.0 million increase on MSR financing facilities as a result of an overall increase in the average debt balances to finance the growth of the MSR portfolio and a higher funding cost driven by increasing market interest rates. The $5.6 million increase (39%) in interest expense on advance match funded facilities is due to higher funding cost, driven by increasing market interest rates and our repayment of low-cost OMART term notes during 2022, offset in part by lower average balances of advances and borrowings. The $5.9 million increase in corporate debt interest expense allocation is mostly due to a higher corporate debt allocation to finance the growth of the MSR portfolio.
Pledged MSR liability expense includes the servicing fee remittance related to the MSR transfers that do not meet sale accounting criteria and are presented on a gross basis in our consolidated financial statements and the servicing spread remittance associated with our ESS financing liability at fair value. See Note 8 — Other Financing Liabilities, at Fair Value to the Consolidated Financial Statements. The following table provides the components of Pledged MSR liability expense:

	Years Ended December 31,
	2022	2021	2020
Servicing fees collected on behalf of third party	$322.5	$318.4	$383.7
Less: Subservicing fee retained	(82.8)	(90.4)	(104.8)
Ancillary fee/income and other settlement (incl. expense reimbursement)	6.1	(6.7)	(9.7)
Net servicing fee remittance (1)	245.9	221.3	269.1
ESS servicing spread remittance	9.1	—	—
Pledged MSR liability expense	$255.0	$221.3	$269.1
(1)For MSR transfers that do not meet sale accounting criteria.

Pledged MSR liability expense for 2022 increased $33.7 million as compared to 2021, primarily due to a $24.6 million increase in net servicing fee remittance of MSR transfers that do not meet sale accounting criteria. This increase is primarily due to an increase in the MSR portfolio transferred to MAV, launched in the second half of 2021, offset in part by a decline in runoff on the Rithm MSR portfolio. In addition, we recorded $9.1 million servicing spread remittance on the ESS financing liabilities issued in 2022.
Other, net expense for 2022 increased $12.5 million, as compared to 2021, primarily due to income of $4.6 million recognized in 2021 in connection with our exercise of call rights and $1.3 million of termination fees recognized in 2021 as a result of call rights exercised by Rithm. Additionally, in connection with our MSR sales, we recorded $4.9 million early payout protection expense in 2022.
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
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. As of December 31, 2022, we have relationships with 600 approved correspondent sellers, or 162 new sellers since December 31, 2021. On June 1, 2021, we expanded our network through the assignment by TCB to us, of all its correspondent loan purchase agreements with its correspondent sellers (approximately 220 sellers).
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash

Window programs. As of December 31, 2022, we have relationships with 238 approved sellers through the Agency Cash Window co-issue programs, or 84 new sellers since December 31, 2021.
We initially recognize our MSR origination with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment. However, effective in the first quarter of 2022, we report those MSRs purchased through the Fannie Mae Cash Window program that are transferred to MAV and the associated economics in our Servicing segment upon acquisition, as such MSRs are transferred to MAV monthly under an MSR flow sale agreement and subserviced by PMC. Segment results for prior periods have been recast as applicable to conform to the current segment presentation. See the “MSR Valuations Adjustments, net” section below for additional information.
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
For 2022, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $16.8 billion and $1.4 billion, respectively. In addition, we purchased $11.3 billion UPB MSR through the Agency Cash Window and flow purchase programs during 2022.
Significant Variables
The following factors could significantly impact the results of our Originations segment from period to period.
Economic Conditions. General economic conditions can impact the growth and revenue of our Originations segment by impacting the capacity for consumer credit and the supply of capital. More specifically, employment levels and home prices are variables that can each have a material impact on mortgage volume. Employment levels, the level of wages and the stability of employment are underlying factors that impact credit qualification. The effect of home prices on lending volumes is significant and complex. As home prices go up, home equity increases and this improves the position of existing homeowners either to refinance or to sell their home, which often leads to a new home purchase and a new forward mortgage loan, or in the case of a reverse mortgage, increase the size of the mortgage loan available and the number of potential borrowers. However, if home prices increase rapidly, the effect on affordability for first-time and move-up buyers can dampen the demand for mortgage loans. The more restrictive standards for loan to value (LTV) ratios, debt to income (DTI) ratios and employment that characterize the current market amplify the significance and sensitivity of the housing market and related mortgage lending volumes to employment levels and home prices. If home prices decline due to increased mortgage interest rates or for other reasons, home sales may decline and it may be more difficult for homeowners to refinance existing mortgages, thereby negatively impacting mortgage volume.
Mortgage Rates. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages and therefore can impact the financial results of our Originations segment. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume.
Market Size and Composition. The volume of new or refinanced loans is impacted by changes to existing, or development of new, GSE or other government sponsored programs. Changes in GSE or HUD guidelines and costs and the availability of alternative financing sources, such as non-Agency proprietary loans and traditional home equity loans, impact borrower demand for forward and reverse mortgages and therefore can impact the volume of mortgage originations.
Investor Demand. The liquidity of the secondary market for mortgage loans impacts the size of the mortgage loan market by defining loan attributes and credit guidelines for loans that investors are willing to buy and at what price. In recent years, the GSEs have been the dominant providers of secondary market liquidity for forward mortgages, keeping the product and credit spectrum relatively homogeneous and risk averse (higher credit standards).
Margins. Changes in pricing margin for mortgages are closely correlated with changes in market size for mortgage loans. As loan demand and market capacity move out of alignment, pricing adjusts. In a growing market, margins expand and in a contracting market, margins tighten as lenders seek to keep their production at or close to full capacity. Managing capacity and cost is critical as volumes change. Among our channels, our margins per loan are highest in the retail channel and lowest in the correspondent channel. We work directly with the borrower to process, underwrite and close loans in our retail and reverse wholesale channels. In our retail channel, we also identify the customer and take loan applications. As a result, our retail channel is the most people- and cost-intensive and experiences the greatest volume volatility.

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenue
Gain on loans held for sale, net	$52.9	$124.5	$105.2	(58)%	18%
Gain on reverse loans held for investment and HMBS-related borrowings, net	61.2	82.0	53.1	(25)	54
Other revenue, net (1)	27.0	43.4	21.0	(38)	107
Total revenue	141.1	249.9	179.3	(44)	39

MSR valuation adjustments, net (2)	9.9	19.6	41.7	(50)	(53)

Operating expenses
Compensation and benefits	85.1	101.6	62.2	(16)	63
Origination expense	11.1	15.0	7.2	(26)	109
Technology and communications	9.2	9.8	5.5	(5)	76
Professional services	4.8	10.2	9.3	(53)	10
Occupancy and equipment	4.5	6.9	5.4	(35)	27
Corporate overhead allocations	21.6	20.0	18.2	8	10
Other expenses	12.2	9.4	6.5	30	43
Total operating expenses	148.5	172.8	114.4	(14)	51

Other income (expense)
Interest income	31.2	17.7	7.0	76	152
Interest expense	(29.0)	(22.3)	(9.8)	30	126
Other, net	(1.8)	(2.3)	0.4	(21)	(750)
Total other income (expense), net	0.4	(6.9)	(2.5)	(106)	178

Income before income taxes	$2.9	$89.8	$104.2	(97)	(14)
(1)Includes $2.1 million, $8.5 million and $6.0 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for 2022, 2021 and 2020, respectively.
(2)Effective in the first quarter of 2022, we report those MSRs purchased through the Fannie Mae Cash Window program that are transferred to MAV and the associated economics in our Servicing segment upon acquisition, as such MSRs are transferred to MAV monthly under an MSR flow sale agreement and subserviced by PMC. Segment results for prior periods have been recast as applicable to conform to the current segment presentation. The MSR valuation adjustments, net reclassified to the Servicing segment for 2021 was $5.6 million. No such gains were recognized in 2020.

The following table provides selected operating statistics for our Originations segment:

	Years Ended December 31,			% Change
UPB in billions	2022	2021	2020	2022 vs 2021	2021 vs 2020
Loan Production by Channel
Forward loans
Correspondent	$15.6	$16.6	$5.7	(6)%	192
Consumer Direct	1.2	2.4	1.3	(49)	84
	$16.8	$19.0	$7.0	(12)	171

% Purchase production	71	32	20	122	63
% Refinance production	29	68	80	(58)	(15)

Reverse loans (1)
Correspondent	$0.7	$0.8	$0.5	(14)%	72%
Wholesale	0.3	0.3	0.3	22	(8)
Retail	0.4	0.4	0.2	(8)	161
	$1.4	$1.5	$0.9	(8)	62

MSR Purchases by Channel
Agency Cash Window / Flow MSR	11.3	20.4	15.1	(45)	35
Bulk MSR purchases	4.3	55.1	16.6	(92)	233
Bulk reverse purchases	0.2	—	—	n/m	n/m
	$15.8	$75.6	$31.7	(79)	138

Total	$34.0	$96.1	$39.6	(65)	143

Short-term loan commitment (at year end)
Forward loans	$540.1	$1,022.0	619.7	(47)%	65%
Reverse loans	13.8	63.3	11.7	(78)	442

Average Employment
U.S.	523	653	461	(20)%	42%
India and other	470	400	177	18	126
Total Originations	993	1,053	638	(6)	65
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins (excluding fees that are presented in Other revenue, net):

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Gain on Loans Held for Sale (1)
Correspondent	$24.6	$18.5	$20.8	33%	(11)%
Consumer Direct	28.3	106.0	84.4	(73)	26
	$52.9	$124.5	$105.2	(58)%	18%
% Gain on Sale Margin (2)
Correspondent	0.16%	0.11%	0.37%	45%	(69)%
Consumer Direct	2.30	4.39	6.44%	(48)	(32)
	0.31%	0.66%	1.50%	(52)%	(56)%
Origination UPB (3) (in billions)
Correspondent	$15.6	$16.6	$5.7	(6)%	192%
Consumer Direct	1.2	2.4	1.3	(50)	84
	$16.8	$19.0	$7.0	(12)%	171%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to Origination UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
(3)Defined as the UPB of loans funded in the period.
Gain on loans held for sale, net, declined $71.6 million, or 58%, as compared to 2021 primarily due to a $77.7 million decrease in our Consumer Direct channel, driven by a decline in margin and a 50% decrease in loan production attributed to this channel, as detailed in the table above. Our Consumer Direct channel benefited from historical low rate conditions during 2021 and was exposed to rapidly changing and unfavorable market conditions for borrower refinancing due to rising interest rates during 2022. In our Correspondent channel, we recognized a $6.1 million higher gain in 2022 despite a $1.0 billion, or 6% decrease in loan production volume. With our efforts to prudently manage volatile market conditions and improve execution, we were able to continue to grow volume at margin levels that met our targets. On June 1, 2021, we expanded our network of correspondent sellers through the assignment by TCB to us, of all its correspondent loan purchase agreements with its correspondent sellers (approximately 220 sellers). Margins of our Correspondent channel increased when comparing 2022 with 2021 due to our prudent pricing and growth of higher margin execution, including best efforts during 2022.
Gain on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans held for investment and HMBS-related borrowings, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with related volume and margin:

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Origination UPB (1) (in billions)	$1.4	$1.5	$0.9	(6)%	62%
Origination margin (2)	4.25%	5.37%	5.64%	(21)	(5)%
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations) (3)	$61.2	$82.0	$53.1	(25)%	54%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB. Note that the ratio includes gains or losses on interest rate lock commitments.
(3)Includes gain on new origination, and loan fees and other. Includes $32.4 million, $34.1 million and $26.9 million non-cash gain on securitization of newly originated loans in 2022, 2021 and 2020, respectively.
We reported a $61.2 million Gain on reverse loans held for investment and HMBS-related borrowings, net in 2022, a $20.8 million or 25% decrease as compared to 2021. The decrease is primarily driven by lower margins in our Retail and Wholesale channels and a decrease in originations volume in our Retail and Correspondent channels, partially offset by an increase in volume in our Wholesale channel. The lower margins were mostly due to the increase in market interest rates and yield spread widening observed in the market. Our higher-margin reverse Retail channel generated a net $14.2 million revenue decrease in 2022 as compared to 2021, due to a decline in margin as well as origination volume.
Other revenue, net
Other revenue, net for 2022 declined $16.4 million as compared to 2021 primarily due to a $6.4 million decrease in ancillary fee income related to MSR acquisitions due to a decline in bulk acquisitions and Agency cash window/flow purchases, a $6.2 million decline in setup fees earned for loans boarded on our servicing platform, mostly related to a decline in flow purchases volume, and a $3.7 million decrease in correspondent and broker fees due to a decline in originations volume.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes gains of $9.9 million and $19.6 million in 2022 and 2021, respectively, due to revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns.
MSR valuation adjustments, net for 2022 decreased $9.7 million as compared to 2021, mostly due to volume decrease.
Operating Expenses
Operating expenses for 2022 decreased $24.3 million, or 14%, as compared to 2021. Compensation and benefits decreased by $16.5 million, or 16%, with a $10.2 million decrease in salary and benefits, $6.3 million decline in incentive compensation and $4.5 million lower commissions, partially offset by a $5.1 million increase in severance expense due to headcount reductions in 2022. The decrease in salaries and benefits expense was mostly attributed to a 6% decrease in Originations average total headcount as compared to 2021. Forward Originations headcount, mostly Consumer Direct, declined 13% in 2022 as part of our efforts to right-size our resources to market opportunities. The offshore-to-total average headcount ratio for Originations increased from 38% for 2021 to 47% for 2022. The decline in incentive compensation is primarily due to a decrease in the fair value of cash-settled share-based awards associated with the decrease in our common stock price at December 31, 2022 as compared to December 31, 2021 and a decline in AIP awards that was largely due to a reduction in headcount.
Other operating expenses (total operating expenses less Compensation and benefit expense) decreased $7.8 million primarily due to a $5.4 million decrease in Professional services, explained by outsourced surge resources utilized during 2021 to support production volumes, a $3.9 million decrease in Originations expense due to lower Originations volume in 2022, and a $2.4 million decrease in Occupancy and equipment expense primarily due to lower mailing and postage expenses in our Consumer Direct channel with decreased marketing campaign activities, partially offset by a $1.8 million increase in advertising expense mostly attributed to Reverse Originations and a $1.6 million increase in Corporate overhead allocations, which is primarily driven by Capital Markets cost allocation to Originations, previously a direct charge, and partially offset by a decline in support group operating expenses.
Certain other operating expenses are variable, and as a result, as origination volume increased or decreased so did the related expenses. Examples include credit reports, appraisals, settlement fees, and tax service fees recorded in Origination expenses or certain outsourced services including surge resources recorded in Professional services.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans prior to sale or securitization, which is generally within 20 days. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Interest income for 2022 increased $13.5 million as compared to 2021 primarily due to higher interest rates and the increase in the average held for sale loan balances due to higher forward loan production volumes through the first three quarters of the year.
Interest expense for 2022 increased $6.7 million as compared to 2021 due to an increase in effective interest rates driven by base rate increases and a 7% increase in average warehouse facility debt balances, consistent with higher average held for sale loan balances.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment (starting in the fourth quarter of 2021) based on relative financing requirements. Effective in the first quarter of 2022, we no longer allocate the OFC Senior Secured Notes (issued in 2021) and related interest expense to the Servicing and Originations segments. Accordingly, the financing cost of the Servicing and Originations segments reflects and is consistent with the financing structure of the licensed entity PMC that carries out these businesses and does not depend on the financing structure strategy of its parent, as a holding company. Interest expense allocated to the Servicing and Originations segments for prior periods has been recast to conform to the current period presentation. The interest expense allocation adjustment for 2021 is $24.4 million.
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
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 60% quota share of premiums and all related losses and loss adjustment expenses incurred by the third-party insurer, effective March 2021, with a 50% and 40% quota share through February 2021 and May 2020, respectively. The reinsurance agreement expires December 31, 2023, but may be terminated by either party at any time with six months advance written notice. The agreement will automatically renew for additional one-year terms unless either party provides 60 days advance written notice prior to renewal.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Revenue
Premiums (CRL)	$6.4	$5.9	$6.2	10%	(5)%
Other revenue	0.5	0.3	0.4	67	(28)
Total revenue	6.9	6.2	6.6	12	(6)

Operating expenses
Compensation and benefits	78.2	88.2	89.6	(11)	(1)
Professional services	18.4	40.3	69.4	(54)	(42)
Technology and communications	23.9	22.5	28.9	6	(22)
Occupancy and equipment	6.1	3.1	11.1	97	(72)
Servicing and origination	1.5	0.4	1.7	275	(74)
Other expenses	9.5	7.3	8.1	30	(10)
Total operating expenses before corporate overhead allocations	137.6	161.8	208.7	(15)	(22)
Corporate overhead allocations
Servicing segment	(46.2)	(47.7)	(61.0)	(3)	(22)
Originations segment	(21.6)	(20.0)	(18.2)	8	10
Total operating expenses	69.8	94.1	129.5	(26)	(27)

Other income (expense), net
Interest income	1.5	0.5	1.9	200	(77)
Interest expense	(42.2)	(40.9)	(8.9)	3	361
Gain (loss) on extinguishment of debt	0.9	(15.5)	—	(106)	n/m
Other, net	(1.1)	1.2	(4.4)	(192)	(127)
Total other expense, net	(40.9)	(54.7)	(11.3)	(25)	384

Loss before income taxes	$(103.8)	$(142.6)	$(134.2)	(27)	6
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for 2022 decreased $10.0 million, or 11%, as compared to 2021 primarily as a result of a $14.7 million decrease in incentive compensation and a $2.0 million decline in salaries and benefit expense, partially offset by a $6.3 million increase in severance expense. The decline in incentive compensation is primarily due to an $8.5 million decrease in cash-settled share-based awards expense associated with the decrease in our common stock price during the year and forfeitures of unvested awards, and a $6.0 million decrease in AIP awards for 2022, partially due to a reduction in headcount. The decline in salaries and benefit expense and the increase in severance expense are due to headcount reduction as part of our cost-reduction efforts. The average Corporate headcount mix between onshore and offshore was unchanged.
Professional Services
Professional services expense for 2022 declined $21.9 million, or 54%, as compared to 2021, primarily due to a $13.4 million decrease in legal expenses and an $8.1 million decline in other professional services expenses. The net decline in legal expenses is largely due to $7.8 million reimbursements received from mortgage loan investors in 2022 related to prior year legal expenses and a $5.6 million decrease in expenses related to other matters. Other professional services for 2021 includes $3.2 million of advisory fees related to our MSR investment joint venture with Oaktree, MAV Canopy, which closed May 3, 2021, and higher utilization of professional services in 2021 including consulting services related to corporate strategy and business initiatives.

Other Operating Expenses
Technology and communications expense for 2022 increased $1.4 million, or 6%, as compared to 2021, primarily due to an increase in cloud usage costs. Occupancy and equipment expense for 2022 increased $3.0 million or 97%, as compared to 2021, primarily due to facility repairs required in connection with our exit of our New Jersey leased office facility. As compared to 2021, Other expenses for 2022 increased $2.2 million primarily driven by certain tax credits in 2021 and increased travel and miscellaneous expenses in 2022.
Other Income (Expense)
Interest expense for 2022 increased $1.3 million, or 3%, as compared to 2021. The debt balance of the Corporate segment is comprised mostly of the OFC Senior Secured Notes issued by Ocwen (parent company) as the PMC Senior Secured Notes are largely allocated to the Servicing and Originations segments. The increase is primarily driven by a higher average corporate debt and higher cost of corporate debt that is mostly attributed to the OFC Senior Secured Notes issued at a discount on March 4, 2021 and May 3, 2021 to Oaktree together with warrants that resulted in an additional discount, the accretion of which is reported as interest expense.
In the second quarter of 2022, we recognized a gain on debt extinguishment of $0.9 million resulting from our repurchase of $25.0 million PMC 7.875% Senior Secured Notes due March 2026 at a discount, net of the proportionate write-off of unamortized discount and debt issuance costs. In March 2021, we recognized a loss on debt extinguishment of $15.5 million resulting from our early repayment of the SSTL due May 2022 and our early redemption of our 6.375% PHH senior unsecured notes due August 2021 and our 8.375% PMC senior secured notes due November 2022. The loss on debt extinguishment in 2021 includes the write-off of unamortized debt issuance costs and discount, as well as contractual prepayment premiums.
We reported $1.1 million Other expense in 2022 as compared to $1.2 million Other income in 2021, primarily driven by a $2.3 million increase in loss adjustment expense related to our CRL business due to a higher claim ratio attributed to higher frequency and severity. In addition, we recorded foreign currency remeasurement losses of $0.1 million in 2022, as compared to gains of $0.3 million in 2021, related to our operations in India and the Philippines.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We have successfully completed multiple financing transactions at market terms during 2022 as summarized below, which included refinancing and rightsizing our existing facilities as well as entering into new transactions with respect to our current and anticipated financing needs in the normal course of business:
•We have entered into multiple ESS financing transactions for aggregated proceeds of $200.9 million to fund our GSE MSR acquisitions and portfolio growth.
•We increased the borrowing capacity of our MSR financing facilities by $240.0 million to fund our MSR acquisitions and portfolio growth, and extended the duration of our debt.
•We voluntarily reduced total borrowing capacity on our advance facilities by $40.6 million as we continue to experience improvements in our servicing portfolio performance.
•We have kept the total borrowing capacity on our mortgage loan warehouse facilities materially unchanged, and extended the maturity of our debt.
In addition, after evaluating our liquidity, capital allocation and profitability outlook, we completed the following repurchases during 2022. We funded the repurchases with available cash.
•We repurchased $50.0 million of our common stock under a share repurchase program authorized by Ocwen’s Board of Directors.
•We opportunistically repurchased $25.0 million of our PMC Senior Secured Notes in the open market for a price of $23.6 million, and recognized a $0.9 million net gain on debt extinguishment.
We actively monitor and, during 2022, we have adjusted our borrowing capacity on our various collateralized debt agreements to align with our financing needs and to optimize our financing costs. A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 13 — Borrowings to the Consolidated Financial Statements for additional information):

	December 31, 2022			December 31, 2021
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$554.4	$27.5	$13.2	$595.0	$82.7	$—
Mortgage loan warehouse facilities	2,133.0	332.6	1,097.6	2,119.3	240.3	794.0
MSR financing facilities	1,025.0	143.4	17.1	785.0	40.4	18.3
Total	$3,712.4	$503.5	$1,128.0	$3,499.3	$363.4	$812.3
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
At December 31, 2022, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at December 31, 2022 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral. We may utilize committed borrowing capacity under our mortgage loan warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At December 31, 2022, we had $11.1 million committed borrowing capacity under our mortgage loan warehouse facilities and nil committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At December 31, 2022, our unrestricted cash position was $208.0 million compared to $192.8 million at December 31, 2021. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
We optimize our daily cash position to reduce financing costs while closely monitoring our liquidity needs and ongoing funding requirements. We regularly monitor and project cash flows over various time horizons as a way to anticipate and mitigate liquidity risk. We maintain liquidity buffers to be responsive to the level of risks, including stressed market interest rate conditions and operational risk.
In assessing our liquidity outlook, our primary focus is on available cash on hand, unused available funding and the following forecast measures:
•Financial projections for ongoing net income, excluding the impact of non-cash items, and working capital needs including loan and MSR origination and repurchases;
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

We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at December 31, 2022. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During 2022, we funded $246.1 million out of the $1.5 billion borrowing capacity available as of December 31, 2021. We also had short-term commitments to lend $540.1 million and $13.8 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2022. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases), or when they become inactive (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments).We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. See Note 24 — Commitments to the Consolidated Financial Statements for additional information. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of December 31, 2022, we have approximately $1.7 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $702.7 million of borrowings under forward and reverse mortgage warehouse facilities, $512.5 million of notes under advance financing facilities that will enter their respective amortization periods, $467.7 million outstanding under Agency and Ginnie Mae MSR financing facilities maturing in 2022, and $17.5 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
With respect to liquidity management, we consider our servicing advance requirements during each investor remittance period and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments due to interest rate fluctuations.
As servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance plans. Loan payoffs and prepayments are a source of additional liquidity and are dependent on the interest rate environment. We also advance T&I and Corporate advances primarily on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Refer to Note 24 — Commitments to the Consolidated Financial Statements for further description of our servicer advance obligations. As subservicer, we are also required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. However, servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements, and we are generally reimbursed by Rithm the same day we fund P&I advances, or within no more than three days for servicing advances and certain P&I advances under the Ocwen agreements.
We are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs, interest rate swap futures or other derivatives. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. Similarly, declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties. While the objective our hedging strategy is to reduce volatility due to interest rates, it is also designed to address cash and liquidity considerations. Refer to the sensitivity analysis in the Market Risk section of Risk Management for our quantitative and qualitative disclosures about market risk.
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
We also rely on the secondary mortgage market as a source of consistent liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage-backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA, VA or United States Department of Agriculture (USDA).
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. The relationship with MAV may continue to provide PMC with an additional means to finance MSRs and maintain liquidity while maintaining servicing volume - See Item 1. Business, Oaktree Relationship for further details. With the development of MAV and our relationships with other clients, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in the sale of MSRs while we would perform subservicing for the sold portfolio. In 2022, we issued excess servicing spread financing liabilities that allowed us to continue to perform servicing while enhancing our liquidity.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 13 — Borrowings to the Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements. At December 31, 2022, we held unrestricted cash in excess of this minimum amount.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of December 31, 2022.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Positive	August 15, 2022
S&P	B-	Stable	January 24, 2023
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
On February 24, 2021, concurrent with the launch of the PMC Senior Secured Notes offering, both Moody’s and S&P reaffirmed the long-term corporate ratings at Caa1 and B-, respectively. In addition, both agencies revised the outlook of the issuer corporate ratings to Stable from Negative. This change in outlook was driven by the elimination of the short debt maturity runway and refinancing risk, which was listed as an area of concern by both Moody’s and S&P. S&P affirmed the long-term corporate rating at B- on January 24, 2022, and again on January 24, 2023.
On January 24, 2022, S&P raised the assigned rating to the PMC Senior Secured Notes from ‘B-’ to ‘B’ and maintained a stable outlook citing improved profitability and increase in assets. On January 24, 2023, S&P affirmed the ’B’ rating.
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
Our Rithm and MAV agreements represent an important component of our liquidity and our liquidity management, and have a significant impact on our consolidated statements of cash flows. Because the payments we received in connection with our agreements with Rithm and MAV were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance.
Our cash flows are summarized as follows:

$ in millions	For the Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	173	$(468)
Net cash provided by (used in) investing activities	(149)	(1,005)
Net cash provided by (used in) financing activities	(13)	1,380
Net increase (decrease) in cash, cash equivalents and restricted cash	$11	$(93)
Cash, cash equivalents and restricted cash at end of period	$274	$264
Cash flows for the year ended December 31, 2022
Our operating activities provided $173.2 million of cash, including net collections of servicing advances of $28.3 million, and net cash received on loans held for sale of $8.1 million, due to lower forward loan production volumes. In addition, we received earnings distributions of $18.5 million from our equity method investee MAV Canopy.

Our investing activities used $149.1 million of cash. The primary uses of cash in our investing activities include $199.4 million to purchase MSRs, $77.0 million net cash outflows in connection with our HECM reverse mortgages, $6.9 million acquisition of reverse mortgage subservicing intangible assets and $19.0 million of capital contributions, net of distributions, to our equity method investee MAV Canopy. Offsetting cash inflows include $155.7 million proceeds from the sale of MSRs to unrelated third-parties.
Our financing activities used $13.4 million of cash. Cash outflows include a $327.1 million net repayments of borrowings under our mortgage warehouse and MSR financing facilities due to the decline in loans held for sale and $111.9 million of net payments on the financing liabilities related to MSRs transferred due to runoff. We also paid $23.6 million to repurchase $25.0 million of our 7.875% PMC Senior Secured Notes and $50.0 million to repurchase 1,750,557 shares of our common stock. Cash inflows include $1.8 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, largely offset by repayments on the related financing liability of $1.6 billion, $86.2 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV, $200.9 million of proceeds from the new ESS financings and $1.4 million of net proceeds on advance match funded liabilities.
Cash flows for the year ended December 31, 2021
Our operating activities used $468.4 million of cash largely due to the growth of our new Originations production with net cash paid on loans held for sale of $623.0 million, partially offset by the $28.9 million of net collections of servicing advances, mostly P&I advances.
Our investing activities used $1.0 billion of cash. The primary uses of cash in our investing activities include $831.2 million to purchase MSRs, mostly through bulk acquisitions, net cash outflows in connection with our HECM reverse mortgages of $135.1 million and $23.3 million of capital contributions, net of distributions, to our equity method investee MAV Canopy.
Our financing activities provided $1.4 billion of cash. Cash inflows include $647.9 million of proceeds from the issuance of the PMC Senior Secured Notes and the OFC Senior Secured Notes, warrants and common stock to Oaktree and $1.7 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, largely offset by repayments on the related financing liability of $1.6 billion, $247.0 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV, and a $1.1 billion net increase in borrowings under our mortgage loan warehouse and MSR financing facilities. Cash outflows include $319.2 million to repay our 6.375% senior unsecured notes and 8.375% senior secured notes, $188.7 million repayment of the SSTL, $69.0 million of net repayments on advance match funded liabilities, and $91.2 million of net payments on the financing liabilities related to MSRs transferred.
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
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures. Refer to Note 3 — Fair Value to the Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, significant assumptions utilized, and sensitivity analyses. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value and classify instruments as Level 3 when the valuation technique requires significant unobservable inputs or assumptions. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale carried at fair value as well as any related derivatives at December 31, 2022, given hypothetical instantaneous parallel shifts in the yield curve.

The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	December 31,
	2022	2021
Loans held for sale	$622.7	$928.5
Loans held for investment - Reverse mortgages	7,504.1	7,199.8
MSRs	2,665.2	2,250.1
Derivatives and other	13.7	29.8
Assets at fair value	$10,805.7	$10,408.2
As a percentage of total assets	87%	86%
Assets at fair value using Level 3 inputs	$10,212.2	$9,707.8
As a percentage of assets at fair value	95%	93%

HMBS-related borrowings	7,326.8	6,885.0
Other financing liabilities	1,137.4	805.0
Derivatives	15.0	3.1
Liabilities at fair value	$8,479.2	$7,693.1
As a percentage of total liabilities	71%	66%
Liabilities at fair value using Level 3 inputs	$8,464.1	$7,688.9
As a percentage of liabilities at fair value	100%	100%
We have various internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to analysis and management review and approval. Additionally, we utilize a number of controls to ensure the results are reasonable, including comparison, or “back testing,” of model results against actual performance and monitoring the market for recent trades, including our own price discovery in connection with potential and completed sales, and other market information that can be used to benchmark inputs or outputs. Considerable judgment is used in forming conclusions about Level 3 inputs such as prepayment speeds and discount rates. Changes to these inputs could have a significant effect on fair value measurements.
Valuation of Reverse Mortgage Loans Held for Investment
Reverse mortgage loans are insured by the FHA and transferred into Ginnie Mae guaranteed securities (or HMBS). Loan transfers in these Ginnie Mae securitizations do not qualify for sale accounting and are recorded as secured borrowings. We record both loans held for investment and the corresponding HMBS borrowings at fair value. Our net exposure to reverse mortgages and the HMBS-related borrowings is limited to the residual value we retain, including future draw commitments. Changes in the fair value of the loans held for investment are largely offset by changes in the value of the related secured financing. As of December 31, 2022, we reported $7.4 billion securitized loans held for investment at fair value and $7.3 billion HMBS-related borrowings at fair value, with a residual, net asset value of $65.8 million. In 2022, we recorded a net $25.1 million loss on change in fair value of securitized loans held for investment and HMBS-related borrowings reported in Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net in our Servicing segment.
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
We engage third-party valuation experts to support our valuation and provide observations and assumptions related to market activities. We evaluate the reasonableness of our fair value estimate and assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions and benchmarks with third-party expert valuations. We believe that our back-testing and benchmarking procedures provide reasonable assurance that the fair value used in our consolidated financial statements complies with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use.

The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) by class projected for the five-year period beginning December 31, 2022:

	December 31,
Significant unobservable assumptions	2022	2021
Life in years
Range	1.0 to 7.6	1.0 to 8.2
Weighted average	5.0	5.7
Conditional prepayment rate (1)
Range	13.2% to 45.0%	11.2 % to 36.6%
Weighted average	18.0%	16.0%
Discount rate	5.1%	2.6%
(1)Includes voluntary and involuntary prepayments.
Valuation of MSRs and Other Financing Liabilities
We originate MSRs from our lending activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs, bulk purchases, asset acquisitions or business combinations. We account for MSRs and pledged MSR liabilities at fair value (reported within Other financing liabilities, at fair value). As of December 31, 2022, we reported a $2.7 billion fair value of MSRs. In 2022, we recorded a $176.5 million fair value gain on the revaluation of our MSRs and an $88.0 million fair value loss on the revaluation of our pledged MSR liabilities.
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

The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) by class projected for the five-year period beginning December 31, 2022:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	2.9% to 10.0%	5.2% to 10.4%	7.0% to 7.9%
Weighted average	7.3%	7.8%	7.3%
Delinquency
Range	0.6% to 1.0%	7.3% to 11.9%	8.5% to 18.0%
Weighted average	0.7%	8.5%	12.2%
Cost to service (in dollars)
Range	$68 to $69	$105 to $120	$185 to $244
Weighted average	$68	$112	$206
Discount rate	9.5%	10.5%	10.6%
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
•Increases in interest rate assumptions will increase interest expense for financing servicing advances although this effect is partially offset by an increase in the amount of float earnings.
Allowance for Losses on Servicing Advances and Receivables
Advances are generally fully reimbursed under the terms of servicing agreements. However, servicing advances may include claimable (with investors) but non-recoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. We record an allowance for losses on servicing advances to the extent we believe that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We continually assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At December 31, 2022, the allowance for losses on servicing advances was $6.2 million, which represented 1% of total servicing advances. In 2022, we recorded a $7.2 million provision expense for losses on servicing advances.
We record an allowance for losses on receivables in our Servicing business, including related to defaulted FHA-, VA- or USDA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims). This allowance for expected credit losses is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions and reasonable and supportable forecasts that affect collectability. The government-insured claims that do not exceed HUD, VA, FHA or USDA insurance limits are not subject to any allowance for losses as guaranteed by the U.S. government. At December 31, 2022, the allowance for losses on receivables related to government-insured claims was $33.8 million, which represented 24% of total government-insured claims receivables. In 2022, we recorded a $12.5 million provision expense on receivables related to government-insured claims.
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
For the three-year periods ended December 31, 2022 and 2021, the U.S. filing jurisdiction was in a material cumulative loss position. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recognized a full valuation allowance of $177.5 million and $171.1 million on our U.S. deferred tax assets at December 31, 2022 and 2021, respectively. The U.S. jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in the U.S. until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Loss severity assumptions consider historical loss experience related to repurchasing loans or paying settlements, as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with our counterparties. As of December 31, 2022, we have recorded a liability for representation and warranty obligations and similar indemnification obligations of $41.5 million. In 2022, we recorded a $0.3 million provision expense for indemnification. See Note 25 — Contingencies for additional information.
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change. In 2022, we recorded a $6.6 million provision expense for loss contingencies. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $42.2 million at December 31, 2022. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2022.
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
For additional information, see Note 1 — Organization, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for additional information.
Our adoption of the standards listed below in 2022 did not have a material impact on our consolidated financial statements:
•Reference Rate Reform (ASC 848): Deferral of the Sunset Date of ASC 848 (ASU 2022-06)
•Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force) (ASU 2021-04)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in millions unless otherwise indicated)
Interest Rates
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
The objective of our risk management MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with Rithm (formerly NRZ), MAV and others (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (Reverse).
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
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at December 31, 2022. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at December 31, 2022	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding Rithm and MAV)	$1,584.8	$(38.4)	$36.3

Asset value of securitized HECM loans, net of HMBS-related borrowing	65.8	4.0	(4.0)
MSR hedging derivative instruments	(14.3)	9.9	(9.8)
Total hedge position		13.9	(13.8)
Hypothetical hedge coverage ratio (2)		36%	38%

Hypothetical residual exposure to changes in interest rates		$(24.5)	$22.5
(1)The baseline for the hypothetical change in fair value is based on a 10-year Treasury Rate of 3.80% at December 31, 2022.
(2)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. These derivative instruments are not designated as accounting hedges. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Loans Held for Investment and HMBS-related Borrowings
The fair value of our HECM loan portfolio generally decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, while lower interest rates extend the timeline to reach maximum claim amount liquidation. Additionally, portfolio value is heavily influenced by market spreads for fixed and discount margin for ARMs.
The fair value of our HECM loan portfolio net of the fair value of the HMBS-related borrowings comprises the fair value of reverse mortgage loans, tails that are unsecuritized as of the balance sheet date and the fair value of securitized HECM loans net of the corresponding HMBS-related borrowings that represent the reverse mortgage economic MSR (HMSR) for risk management purposes. The HMSR acts as a partial hedge for our forward MSR value sensitivity. This HMSR exposure is used as a partial offset to our forward MSR exposure and managed as part of our MSR hedging strategy described above.

Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 55 to 75 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 3 to 20 days. The interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 5% or +/- $15 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements. Reverse origination pipeline is hedged under the same principles as described above, for unsecuritized loans held for investment.
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2022, given hypothetical instantaneous parallel shifts in the yield curve. We used December 31, 2022 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$4.0	$(4.0)
Loans held for investment - Unsecuritized HECM loans and tails	0.04	(0.04)
Loans held for sale	7.5	(8.5)
Derivative instruments	2.6	(1.8)
Total MSRs - Agency and non-Agency (1)	(39.5)	37.3
IRLCs	(0.7)	0.5
Total, net	$(26.1)	$23.5
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio, Rithm and MAV pledged MSR financing liabilities and ESS financing liabilities.
The decrease in our net sensitivity from December 31, 2021 to December 31, 2022 (from approximately $35.0 - $38.6 million to $23.5 - $26.1 million for a 25 basis point parallel shift in the yield curve) is primarily driven by the effect of the increase in interest rates on our MSR portfolio (due to convexity), the sale of MSRs and the change in our hedging instruments in 2022.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.

Based on December 31, 2022 balances, if interest rates were to increase by 100 bps on our variable rate debt and cash and float balances, we estimate a net negative impact of approximately $3.2 million resulting from an increase of $20.6 million in annual interest expense and an increase of $17.4 million in annual interest income and other credits on deposits.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during 2022.
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
Interest Rate Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates categorized by expected maturity and the related fair value of these instruments at December 31, 2022 and 2021. We use certain assumptions to estimate the expected maturity and fair value of these instruments. We base expected maturities upon contractual maturity and projected repayments and prepayments of principal based on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience. Average interest rates are based on the contractual terms of the instrument and, in the case of variable rate instruments, reflect estimates of applicable forward rates. The averages presented represent weighted averages.

	Expected Maturity Date at December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$186.1	$—	$—	$—	$—	$—	$186.1	$186.1
Average interest rate	3.58%	—%	—%	—%	—%	—%	3.58%
Loans held for sale, at fair value	617.8	—	—	—	—	—	617.8	617.8
Average interest rate	6.19%	—%	—%	—%	—%	—%	6.19%
Loans held for sale, at lower of cost or fair value (2)	1.0	0.3	—		—	3.5	4.9	4.9
Average interest rate	3.92%	5.50%	—%	—%	—%	2.94%	3.31%
Loans held for investment	662.9	799.4	860.7	657.0	969.4	3,554.8	7,504.1	7,504.1
Average interest rate	5.58%	5.30%	5.20%	5.25%	5.04%	6.65%	2.23%
Debt service accounts and interest-earning time deposits	22.3	—	—	0.12	—	0.4	22.8	22.8
Average interest rate	0.32%	—%	—%	3.96%	—%	5.40%	0.33%
Total rate-sensitive assets	$1,490.1	$799.7	$860.7	$657.1	$969.4	$3,558.8	$8,335.7	$8,335.7
Percent of total	17.88%	9.59%	10.33%	7.88%	11.63%	42.69%	100.00%

Rate-Sensitive Liabilities (3):
Match funded liabilities	$512.5	$—	$—	$1.2	$—	$—	$513.7	$513.7
Average interest rate	7.09%	—%	—%	7.30%	—%	—%	7.09%
Senior notes (4)	—	—	—	375.0	285.0	—	660.0	555.2
Average interest rate	—%	—%	—%	7.88%	12.00%	—%	9.66%
Mortgage loan warehouse facilities	702.7	—	—	—	—	—	702.7	702.7
Average interest rate	5.74%	—%	—%	—%	—%	—%	5.74%
MSR financing facilities (4)	485.2	13.8	422.2	—	—	33.4	954.6	932.1
Average interest rate	7.74%	5.11%	6.89%	—%	—%	—%	7.31%
Total rate-sensitive liabilities	$1,700.4	$13.8	$422.2	$376.2	$285.0	$33.4	$2,831.0	$2,703.7
Percent of total	60.06%	0.49%	14.91%	13.29%	10.07%	1.18%	100.00%

	Expected Maturity Date at December 31, 2022 (Notional Amounts)
	2023	2024	2025	2026	2027	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities)
Forward sales of loans	140.0	—	—	—	—	—	$140.0	$0.5
Average coupon	4.87%	—%	—%	—%	—%	—%	4.87%
TBA / Forward MBS trades - MSRs	75.0	—	—	—	—	—	75.0	(0.7)
Average coupon	5.27%	—%	—%	—%	—%	—%	5.27%
Interest rate swap futures	670.0	—	—	—	—	—	670.0	(13.6)
Average coupon	4.00%	—%	—%	—%	—%	—%	4.00%
IRLCs	553.9	—	—	—	—	—	553.9	(0.7)
Average coupon	5.52%	—%	—%	—%	—%	—%	5.52%
TBA / forward MBS trades - Pipeline	814.0	—	—	—	—	—	814.0	6.6
Average coupon	5.38%	—%	—%	—%	—%	—%	5.38%
Others	56.4	—	—	—	—	—	56.4	(0.1)
Average coupon	5.11%	—%	—%	—%	—%	—%	5.11%
Total derivatives, net	$2,309.3	$—	$—	$—	$—	$—	$2,309.3	$(8.0)

	Expected Maturity Date at December 31, 2021
	2022	2023	2024	2025	2026	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$136.7	$—	$—	$—	$—	$—	$136.7	$136.7
Average interest rate	0.27%	—%	—%	—%	—%	—%	0.27%
Loans held for sale, at fair value	917.5	—	—	—	—	—	917.5	917.5
Average interest rate	3.59%	—%	—%	—%	—%	—%	3.59%
Loans held for sale, at lower of cost or fair value (2)	6.1	0.4	—	—	—	4.5	11.0	11.0
Average interest rate	4.19%	5.51%	—%	—%	—%	3.59%	3.98%
Loans held for investment	414.3	628.4	899.7	1,152.8	761.6	3,342.9	7,199.8	7,199.8
Average interest rate	3.13%	3.23%	3.23%	2.96%	2.93%	2.74%	2.78%
Debt service accounts and interest-earning time deposits	10.0	0.1	—	—	0.1	0.5	10.6	10.6
Average interest rate	0.03%	4.00%	—%	—%	4.00%	5.40%	0.30%
Total rate-sensitive assets	$1,484.5	$628.9	$899.7	$1,152.8	$761.7	$3,347.9	$8,275.5	$8,275.5
Percent of total	17.94%	7.60%	10.87%	13.93%	9.20%	40.46%	100.00%

Rate-Sensitive Liabilities (3):
Match funded liabilities	$512.3	$—	$—	$—	$—	$—	$512.3	$512.0
Average interest rate	1.54%	—%	—%	—%	—%	—%	1.54%
Senior notes (4)	—	—	—	—	400.0	285.0	685.0	674.9
Average interest rate	—%	—%	—%	—%	7.88%	12.00%	9.59%
Mortgage loan warehouse facilities	1,085.1	—	—	—	—	—	$1,085.1	1,085.1
Average interest rate	2.61%	—%	—%	—%	—%	—%	2.61%
MSR financing facilities (4)	490.9	94.2	—	—	277.1	39.5	901.7	873.8
Average interest rate	3.94%	2.69%	—%	—%	2.69%	—%	3.71%
Total rate-sensitive liabilities	$2,088.3	$94.2	$—	$—	$677.1	$324.5	$3,184.1	$3,145.8
Percent of total	65.59%	2.96%	—%	—%	21.27%	10.19%	100.00%

	Expected Maturity Date at December 31, 2021 (Notional Amounts)
	2022	2023	2024	2025	2026	There- after	Total Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Forward sales of Reverse loans	175.0	—	—	—	—	—	$175.0	$0.4
Average coupon	2.07%	—%	—%	—%	—%	—%	2.07%
TBA / Forward MBS trades - MSRs	550.0	—	—	—	—	—	550.0	(0.3)
Average coupon	2.00%	—%	—%	—%	—%	—%	2.00%
Interest rate swap futures	792.5	—	—	—	—	—	792.5	1.7
Average coupon	1.53%	—%	—%	—%	—%	—%	1.53%
IRLCs	1,085.3	—	—	—	—	—	1,085.3	18.1
Average coupon	2.40%	—%	—%	—%	—%	—%	2.40%
TBA / forward MBS trades - Pipeline	1,232.0	—	—	—	—	—	1,232.0	—
Average coupon	2.44%	—%	—%	—%	—%	—%	2.44%
Interest rate option contracts	575.0	—	—	—	—	—	575.0	(0.3)
Average coupon	—%	—%	—%	—%	—%	—%	—%
Total derivatives, net	$4,409.8	$—	$—	$—	$—	$—	$4,409.8	$19.7
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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2022, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The additional information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2023 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2022.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	3.1	Amended and Restated Articles of Incorporation, as amended (15)
	3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (16)
	4.1	Form of Certificate of Common Stock (1)
	4.2	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
	4.3	Description of Common Stock (20)
	10.1*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (12)
	10.2*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (5)
	10.3*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (6)
	10.4*	Ocwen Financial Corporation 2017 Performance Incentive Plan, as amended (21)
	10.5†††	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (15)
	10.6	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l.,as amended (22)
	10.7	Services Agreement, dated as of October 1, 2012, by and between Ocwen Mortgage Servicing, Inc. and Altisource Solutions S.à r.l.,as amended (22)
	10.8	Agreement dated as of April 12, 2013 by and among Altisource Solutions S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (7)
	10.9†††††	Binding Term Sheet among Ocwen Financial Corporation, Ocwen USVI Services, LLC and Altisource S.à r.l. dated as of May 5, 2021 (18)
	10.10*	Form of Indemnification Agreement (8)
	10.11*	Form of Undertaking to Repay Advancement of Indemnification Expenses (8)
	10.12††	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation, and New Residential Investment Corp. (10)
	10.13††	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (10)
	10.14 †††††	Amendment No. 3, dated as of May 2, 2022, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and PHH Mortgage Corporation (9)
	10.15††	New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (2)
10.16 †††††
Amendment No. 3, dated as of May 2, 2022, to New RMSR Agreement dated as of January 18, 2018 by and among PHH Mortgage Corporation, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (9)

10.17††
Amendment No. 1 to Transfer Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (2)

10.18*	Offer Letter, dated April 17, 2018, between Ocwen Financial Corporation and Glen Messina, as amended (22)
10.19*	Offer Letter dated January 17, 2019 between Ocwen Financial Corporation and June Campbell (3)
10.20*	Offer Letter dated May 11, 2022 between Ocwen Financial Corporation and Sean O’Neil (9)
10.21††	Amendment No. 1 to Subservicing Agreement dated as of August 17, 2018 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (11)
10.22††
Amendment No. 1, dated as of August 17, 2018 to New RMSR Agreement dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR-EBO Acquisition LLC, and New Residential Mortgage LLC (11)

10.23††	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC (11)
10.24 †††††	Amendment No. 2, dated as of May 2, 2022, to Subservicing Agreement dated as of August 17, 2018 between NewRez LLC DBA Shellpoint Mortgage Servicing and PHH Mortgage Corporation (9)
10.25*	Form of Director Restricted Stock Unit Agreement (1)
10.26*	Amended and Restated Ocwen Financial Corporation United States Basic Severance Plan (14)
10.27*	Amended and Restated Ocwen Financial Corporation United States Change in Control Severance Plan (14)
10.28*	Ocwen Financial Corporation Executive Nonqualified Deferred Compensation Plan (filed herewith)
10.29*	Form of 2019 Annual Performance-Based Cash Award Agreement (4)
10.30*	Form of 2019 Annual Performance-Based Stock Award Agreement (4)
10.31*	Form of 2019 Annual Time-Based Cash Award Agreement (4)
10.32*	Form of 2019 Annual Time-Based Stock Award Agreement (4)
10.33*	Form of 2019 Transitional Cash Award Agreement (4)
10.34*	Form of Cash Award granted September 10, 2020 (15)
10.35*	Form of Restricted Stock Unit Award granted September 10, 2020 (15)
10.36††††
Amendment No. 2, dated as of October 5, 2020, to New RMSR Agreement dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (15)

10.37††††	Amendment No. 2, dated as of October 5, 2020, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (15)
10.38††††	Amendment No. 1, dated as of October 5, 2020, Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and PHH Mortgage Corporation (15)
10.39	Agreement Amending Notice Due Date among PHH Mortgage Corporation, New Residential Mortgage LLC and the other parties thereto, dated December 10, 2021 (22)
10.40††††	Transaction Agreement between Ocwen Financial Corporation and Oaktree Capital Management L.P. and affiliates, dated as of December 21, 2020 (20)
10.41††††	Form of Securities Purchase Agreement between Ocwen Financial Corporation, Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (20)
10.42	Form of Registration Rights Agreement between Ocwen Financial Corporation, Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (20)
10.43	Form of Warrant issuable to Opps OCW Holdings, LLC and ROF8 OCW MAV PT, LLC (20)
10.44*	Form of 2020 Annual Time-Based Cash Award Agreement (13)
10.45*	Form of 2020 Annual Performance-Based Cash Award Agreement (13)
10.46*	Ocwen Financial Corporation 2021 Equity Incentive Plan, as amended (17)
10.47	Bulk Servicing Rights Purchase and Sale Agreement between PHH Mortgage Corporation and AmeriHome Mortgage Company, LLC dated as of May 21, 2021 (18)
10.48††††
Note and Warrant Purchase Agreement, dated as of February 9, 2021, by and among Ocwen Financial Corporation, the purchasers signatory thereto, and Oaktree Fund Administration, LLC, as collateral agent (19)

10.49††††	Second Lien Notes Pledge and Security Agreement, dated as of March 4, 2021, among Ocwen Financial Corporation and Oaktree Fund Administration, LLC (19)
10.50	Form of $199,500,000 aggregate principal amount Senior Secured Notes due 2027 (19)

10.51	Form of Warrant issued March 4, 2021 (19)
10.52	Registration Rights Agreement dated as of March 4, 2021 (19)
10.53††††	First Lien Notes Pledge and Security Agreement dated as of March 4, 2021 among PHH Mortgage Corporation, PHH Corporation, other guarantors thereto, and Wilmington Trust, National Association (19)
10.54††††
Indenture, dated as of March 4, 2021, among PHH Mortgage Corporation, as the issuer, Ocwen Financial Corporation, as the parent, and the other guarantors thereto, and Wilmington Trust, National Association, as the trustee and collateral trustee (19)

10.55	Form of $400,000,000 aggregate principal amount 7.875% Senior Secured Notes due 2026 (19)
10.56††††	First Amendment to Transaction Agreement, dated as of March 4, 2021, by and among OCW MAV Holdings, LLC, Ocwen Financial Corporation, and affiliates of Oaktree Capital Management L.P. (19)
10.57*	Form of Stock-Settled Performance-Based Restricted Stock Unit Agreement dated March 2, 2021 (19)
10.58*	Form of Hybrid (Cash and Stock Settled) Performance-Based Restricted Stock Unit Agreement dated March 2, 2021 (19)
10.59*	Form of Stock-Settled Time-Based Restricted Stock Unit Agreement dated March 2, 2021 (19)
10.60*	Form of Hybrid (Cash and Stock Settled) Time-Based Restricted Stock Unit Agreement dated March 2, 2021 (19)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (included as Exhibit 101).
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
(9) Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 4, 2022.
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
(18) Incorporated by reference to the similarly described exhibit to the Registrant’s Quarterly Report on Form10-Q for the period ended June 30, 2021 filed on August 5, 2021.
(19) Incorporated by reference to the similarly described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed on May 4, 2021.
(20) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 19, 2021.
(21) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on May 24, 2017.
(22) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 25, 2022.
ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer
Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen A. Messina	Date: February 28, 2023
Glen A. Messina, Chair of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/s/ Alan J. Bowers	Date: February 28, 2023
Alan J. Bowers, Director

/s/ Jenne K. Britell	Date: February 28, 2023
Jenne K. Britell, Director

/s/ Jacques J. Busquet	Date: February 28, 2023
Jacques J. Busquet, Director

/s/ Phyllis R. Caldwell	Date: February 28, 2023
Phyllis R. Caldwell, Director

/s/ DeForest B. Soaries, Jr.	Date: February 28, 2023
DeForest B. Soaries, Jr., Director

/s/ Kevin Stein	Date: February 28, 2023
Kevin Stein, Director

/s/ Sean B. O’ Neil	Date: February 28, 2023
Sean B. O’Neil, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Francois Grunenwald	Date: February 28, 2023
Francois Grunenwald, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2022

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. The determination of the fair value of MSRs requires management judgment due to the significant unobservable assumptions that underlie the valuation. The Company estimates the fair value of its MSRs with the assistance of independent third-party valuation experts that use discounted cash flow models and analysis of current market data. The significant unobservable assumptions used in the valuation of MSRs include prepayment speeds, cost to service, and discount rates. The Company’s MSRs balance was $2.7 billion at December 31, 2022, which are classified as Level 3 in the valuation hierarchy. A change in the significant unobservable valuation assumptions utilized might result in a significantly higher or lower fair value measurement.
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

•We tested the operating effectiveness of controls over management’s valuation of MSRs and management’s evaluation of the reasonableness of the significant unobservable assumptions, including those related to the determination and supervision of their third-party valuation experts, data utilized in the third-party valuation expert's model, and the determination of (1) prepayment speeds (2) cost to service and (3) discount rate assumptions.
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

The Company has elected to account for its reverse residential mortgage loans that are classified as loans held for investment (“reverse mortgages”) at fair value. The fair value of reverse mortgages is based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments on HECM reverse mortgage loans. The Company’s reverse mortgage balance was $7.5 billion at December 31, 2022, which is classified as Level 3 in the valuation hierarchy. A change in the valuation assumptions utilized might result in a significantly higher or lower fair value measurement.

We identified the valuation of reverse mortgages as a critical audit matter because of (i) the significant judgments made by management in determining the voluntary/involuntary prepayment speeds and discount rate assumptions, all of which are unobservable, and (ii) the high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the appropriateness of these significant unobservable valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable valuation assumptions used by management to estimate the fair value of the Company’s reverse mortgages included the following, among others:

•We tested the operating effectiveness of controls over management’s valuation of reverse mortgages and management’s evaluation of the reasonableness of the significant unobservable assumptions, data utilized in the valuation model, and their determination of (1) voluntary/involuntary prepayment speeds and (2) discount rate.
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
February 28, 2023
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 28, 2023

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$208.0	$192.8
Restricted cash ($17.6 and $9.8 related to variable interest entities (VIEs))	66.2	70.7
Mortgage servicing rights, at fair value	2,665.2	2,250.1
Advances, net (amounts related to VIEs of $608.4 and $587.1)	718.9	772.4
Loans held for sale ($617.8 and $917.5 carried at fair value) ($0.0 and $462.1 related to VIEs)	622.7	928.5
Loans held for investment, at fair value ($6.7 and $7.9 related to VIEs)	7,510.8	7,207.6
Receivables, net	180.8	180.7
Investment in equity method investee	42.2	23.3
Premises and equipment, net	20.2	13.7
Other assets ($8.0 and $21.9 carried at fair value) ($3.2 and $1.5 related to VIEs)	364.2	507.3
Total assets	$12,399.2	$12,147.1

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,326.8	$6,885.0
Other financing liabilities, at fair value ($329.8 and $238.1 due to related party) ($6.7 and $7.9 related to VIEs)	1,137.4	805.0
Advance match funded liabilities ($512.5 and $512.3 related to VIEs)	513.7	512.3
Mortgage loan warehouse facilities	702.7	1,085.1
MSR financing facilities, net	953.8	900.8
Senior notes, net ($230.2 and $222.2 due to related parties)	599.6	614.8
Other liabilities ($15.8 and $3.1 carried at fair value)	708.5	867.5
Total liabilities	11,942.5	11,670.4

Commitments and Contingencies (Notes 24 and 25)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,526,117 and 9,208,312 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	0.1	0.1
Additional paid-in capital	547.0	592.6
Accumulated deficit	(87.9)	(113.6)
Accumulated other comprehensive loss, net of income taxes	(2.5)	(2.4)
Total stockholders’ equity	456.7	476.7
Total liabilities and stockholders’ equity	$12,399.2	$12,147.1

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenue
Servicing and subservicing fees	$862.6	$781.9	$737.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	36.1	79.7	60.7
Gain on loans held for sale, net	22.0	145.8	137.2
Other revenue, net	33.2	42.7	25.6
Total revenue	953.9	1,050.1	960.9

MSR valuation adjustments, net	(10.4)	(98.5)	(135.2)

Operating expenses
Compensation and benefits	289.4	297.9	265.3
Servicing and origination	64.9	113.6	77.3
Technology and communications	57.9	56.0	59.6
Professional services	49.3	81.9	106.9
Occupancy and equipment	41.8	36.5	47.5
Other expenses	29.1	23.3	19.2
Total operating expenses	532.4	609.3	575.7

Other income (expense)
Interest income	45.6	26.4	16.0
Interest expense ($42.1, $31.7 and $0.0 due to related parties)	(186.0)	(144.0)	(109.4)
Pledged MSR liability expense ($59.2, $16.6 and $— due to related party)	(255.0)	(221.3)	(269.1)
Gain (loss) on extinguishment of debt	0.9	(15.5)	—
Earnings of equity method investee	18.5	3.6	—
Other, net	(10.2)	4.1	$6.7
Total other income (expense), net	(386.2)	(346.7)	$(355.7)

Income (loss) before income taxes	24.9	(4.4)	$(105.7)
Income tax benefit	(0.8)	(22.4)	$(65.5)
Net income (loss)	$25.7	$18.1	$(40.2)

Earnings (loss) per share
Basic	$2.97	$2.00	$(4.59)
Diluted	$2.85	$1.93	(4.59)

Weighted average common shares outstanding
Basic	8,647,399	9,021,975	8,748,725
Diluted	8,997,306	9,382,467	8,748,725

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income (loss)	$25.7	$18.1	$(40.2)
Other comprehensive income (loss), net of income taxes
Change in unfunded pension plan obligation liability	(0.2)	6.5	(1.6)
Other	0.1	0.2	0.1
Comprehensive income (loss)	$25.6	$24.8	$(41.7)

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020
(Dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at January 1, 2020	8,990,816	$0.1	$558.1	$(138.5)	$(7.6)	$412.1
Net loss	—	—	—	(40.2)	—	(40.2)
Cumulative effect of adoption of FASB ASU No. 2016-13, Credit Losses	—	—	—	47.0	—	47.0
Repurchase of common stock	(377,484)	—	(4.6)	—	—	(4.6)
Additional shares issued on reverse stock split rounding	4,692	—	—	—	—	—
Equity-based compensation and other	69,726	—	2.6	—	—	2.6
Other comprehensive loss, net of income taxes	—	—	—	—	(1.5)	(1.5)
Balance at December 31, 2020	8,687,750	0.1	556.1	(131.7)	(9.1)	415.4
Net income	—	—	—	18.1	—	18.1
Issuance of common stock	426,705	—	12.2	—	—	12.2
Issuance of common stock warrants, net of issuance costs	—	—	20.0	—	—	20.0
Equity-based compensation and other	93,857	—	4.4	—	—	4.4
Other comprehensive loss, net of income taxes	—	—	—	—	6.7	6.7
Balance at December 31, 2021	9,208,312	0.1	592.6	(113.6)	(2.4)	476.7
Net income	—	—	—	25.7	—	25.7
Repurchase of common stock	(1,750,557)	—	(50.0)	—	—	(50.0)
Equity-based compensation and other	68,362	—	4.4	—	—	4.4
Other comprehensive income, net of income taxes	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2022	7,526,117	$0.1	$547.0	$(87.9)	$(2.5)	$456.7
The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$25.7	$18.1	$(40.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	121.1	187.8	234.1
Provision for bad debts	20.5	22.7	25.6
Depreciation	10.5	10.3	19.1
Amortization of debt issuance costs and discount	10.1	7.8	7.0
Amortization of intangibles	4.3	0.7	—
Loss (gain) on extinguishment of debt	(0.9)	15.5	—
Provision for (reversal of) valuation allowance on deferred tax assets	(3.9)	2.3	28.2
Decrease (increase) in deferred tax assets other than provision for valuation allowance	4.6	(2.1)	(29.6)
Equity-based compensation expense	4.6	4.7	2.4
Net gain on valuation of loans held for investment and HMBS-related borrowings	(8.1)	(18.3)	(10.1)
Earnings of equity method investee	(18.5)	(3.6)	—
Distribution of earnings from equity method investee	18.5	3.6	—
Gain on loans held for sale, net	(22.0)	(145.8)	(137.2)
Origination and purchase of loans held for sale	(17,582.0)	(19,972.4)	(7,552.0)
Proceeds from sale and collections of loans held for sale	17,590.1	19,349.3	7,430.5
Changes in assets and liabilities:
Decrease in advances, net	28.3	28.9	213.3
Decrease in receivables and other assets, net	4.2	33.6	86.3
Increase (decrease) in derivatives, net	6.9	(12.5)	22.2
Increase (decrease) in other liabilities	(40.0)	3.2	(28.7)
Other, net	(0.8)	(2.2)	(9.9)
Net cash provided by (used in) operating activities	173.2	(468.4)	261.0

Cash flows from investing activities
Origination of loans held for investment	(1,658.1)	(1,763.4)	(1,203.6)
Principal payments received on loans held for investment	1,581.1	1,628.3	944.7
Purchase of MSRs	(199.4)	(831.2)	(273.2)
Proceeds from sale of MSRs	155.7	—	0.2
Acquisition of loans held for investment, net	(4.5)	—	—
Acquisition of reverse mortgage subservicing intangible assets	(6.9)	(9.0)	—
Investment in equity method investee, net	(19.0)	(23.3)	—
Acquisition of advances in connection with the purchase of MSRs	—	(6.3)	—
Proceeds from sale of advances	2.5	1.3	0.8
Purchase of real estate	(1.8)	(6.5)	(1.4)
Proceeds from sale of real estate	6.6	8.1	7.5
Additions to premises and equipment	(5.5)	(3.3)	(4.1)
Other, net	0.2	0.2	1.2
Net cash provided by (used in) investing activities	(149.1)	(1,005.1)	(527.9)

Cash flows from financing activities
Repayment of advance match funded liabilities, net	1.4	(69.0)	(97.8)
Proceeds from (repayments of) mortgage loan warehouse facilities, net	(382.3)	633.4	119.5
Proceeds from MSR financing facilities	652.1	715.7	369.0
Repayment of MSR financing facilities	(596.9)	(250.0)	(300.6)
Repurchase and repayment of Senior notes	(23.6)	(319.2)	—
Proceeds from issuance of Senior notes and warrants	—	647.9	—
Repayment of senior secured term loan (SSTL) borrowings	—	(188.7)	(141.1)
Payment of debt issuance costs	(1.3)	(16.2)	(7.7)
Proceeds from other financing liabilities - Sales of MSRs accounted for as a financing	86.2	247.0	—
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	200.9	—	—
Repayment of other financing liabilities	(111.9)	(91.2)	(101.8)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	1,780.4	1,674.9	1,232.6
Repayment of HMBS-related borrowings	(1,568.4)	(1,614.3)	(935.8)
Issuance of common stock	—	9.9	—
Repurchase of common stock	(50.0)	—	(4.6)
Other, net	—	(0.5)	—
Net cash provided by (used in) financing activities	(13.4)	1,379.8	131.8

Net increase (decrease) in cash, cash equivalents and restricted cash	10.7	(93.7)	(135.1)
Cash, cash equivalents and restricted cash at beginning of year	263.5	357.2	492.3
Cash, cash equivalents and restricted cash at end of year	$274.2	$263.5	$357.2

Supplemental cash flow information
Interest paid	$168.5	$125.1	$97.0
Income tax payments (refunds), net	(26.9)	(22.3)	(43.5)

Supplemental non-cash investing and financing activities
Loans held for investment acquired at fair value	$224.1	$—	$—
HMBS-related borrowings assumed at fair value	(219.5)	—	—
Net cash paid to acquire loans held for investment	$4.5	$—	$—

Supplemental non-cash investing and financing activities - (continued)
Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$11.4	$4.5	$3.7
Lease liability	11.4	4.2	2.9
Transfers from loans held for investment to loans held for sale	$8.0	$4.3	$3.1
Transfers of loans held for sale to real estate owned (REO)	$3.5	$9.1	$3.7
Derecognition of MSRs and financing liabilities:
MSRs	$(39.0)	$—	$(263.7)
Financing liability - Pledged MSR liability	(35.9)	—	(263.7)
Deconsolidation of mortgage-backed securitization trusts (VIEs):
Loans held for investment	$—	$—	$(10.7)
Other financing liabilities	—	—	(9.5)
Recognition of future draw commitments for HECM loans at fair value upon adoption of FASB ASU No. 2016-13	$—	$—	$47.0

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts reported in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$208.0	$192.8	$284.8
Restricted cash and equivalents:
Debt service accounts	22.3	10.0	20.1
Other restricted cash	43.9	60.7	52.3
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$274.2	$263.5	$357.2
The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 AND 2020
(Dollars in millions, except per share data and unless otherwise indicated)

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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PMC since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective May 3, 2021, Ocwen holds a 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) that invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV). See Note 11 — Investment in Equity Method Investee and Related Party Transactions for additional information.
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
We had a total of approximately 4,900 employees at December 31, 2022 of which approximately 3,200 were located in India and approximately 500 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions.
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

Change in Presentation
Other Financing Liabilities
Effective in the fourth quarter of 2022, in our consolidated statements of operations we now present all fair value gains and losses of Other financing liabilities, at fair value in MSR valuation adjustments, net (previously reported in Pledged MSR liability expense). Other financing liabilities, at fair value include the financing liabilities recognized upon transfers of MSRs that do not meet the requirements for sale accounting treatment (also referred as Pledged MSR liability) and for which we elected the fair value option. The Pledged MSR liability is the obligation to deliver Rithm and MAV all contractual cash flows associated with the underlying MSR. The Pledged MSR liability expense now reflects servicing fee remittance to Rithm and MAV, net of subservicing fee. The purpose of this presentation change is to present all fair value gains and losses of MSRs and MSR related financial instruments for which we elected the fair value option in the same financial statement line item, and provide additional insights on the performance of our interest rate risk management activities.
The consolidated statements of operations and the consolidated statements of cash flows for the years ended December 31, 2021 and 2020 have been recast to conform to the current year presentation, with the impact summarized in the table below. These presentation changes had no impact on revenue, operating expenses or net income (loss) in our consolidated statements of operations, no impact on our consolidated balance sheets and no impact on operating, investing and financing cash flows in our consolidated statements of cash flows.

		Years Ended December 31,
		2021	2020
Consolidated Statements of Operations
From	Other income (expense) - Pledged MSR liability expense	$(11.4)	$(116.8)
To	MSR valuation adjustments, net	11.4	116.8
Income (loss) before income taxes		$—	$—

Consolidated Statements of Cash Flows
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
From	Loss (gain) on valuation of Pledged MSR financing liability	$(77.9)	$17.9
To	MSR valuation adjustments, net	77.9	(17.9)
Net cash provided by (used in) operating activities		$—	$—
The impact of the presentation changes on the quarterly periods for the years ended December 31, 2022 and 2021 is summarized in the following tables:

		Quarters Ended (Unaudited)
		March 31	June 30	September 30	December 31
Consolidated Statements of Operations
2022
From	Other income (expense) - Pledged MSR liability expense	$28.5	$11.7	$67.8	$(28.0)
To	MSR valuation adjustments, net	(28.5)	(11.7)	(67.8)	28.0
Net		$—	$—	$—	$—
2021
From	Other income (expense) - Pledged MSR liability expense	$(16.1)	$(12.5)	$39.5	$(22.4)
To	MSR valuation adjustments, net	16.1	12.5	(39.5)	22.4
		$—	$—	$—	$—

		Quarters Ended (Unaudited)
		March 31	June 30	September 30	December 31

Consolidated Statements of Cash Flows
2022
From	Loss (gain) on valuation of Pledged MSR financing liability	(55.5)	(39.9)	(89.6)	(3.7)
To	MSR valuation adjustments, net	55.5	39.9	89.6	3.7
		$—	$—	$—	$—
2021
From	Loss (gain) on valuation of Pledged MSR financing liability	(1.6)	(8.4)	(61.3)	(6.7)
To	MSR valuation adjustments, net	1.6	8.4	61.3	6.7
		$—	$—	$—	$—
Change in Statement of Cash Flows Accounting Policy - Presentation of Equity Method Investee Distributions
Effective December 31, 2022, Ocwen changed its accounting policy from the nature of the distribution approach to the cumulative earnings approach for classifying distributions from its equity method investee MAV Canopy between operating and investing cash flows in accordance with, and as required by ASC 230 Statement of Cash Flows, as certain distributions from MAV Canopy do not differentiate between returns on investment and returns of investment.
For the year ended December 31, 2021 (fourth quarter of 2021), the consolidated statement of cash flows has been revised to reclassify $3.6 million of distributions from investing activity (Investment in equity method investee, net) to operating activity (Distribution of earnings from equity method investee) to conform to the current year presentation policy. The presentation change had no impact on financing activity or the net change in cash, cash equivalents and restricted cash. The impact of the presentation changes on the quarterly periods for the year ended December 31, 2022 (nil in 2021) is summarized in the following table:

		2022 Year to Date Periods (Unaudited)
		Three Months Ended March 31	Six Months Ended June 30	Nine Months Ended September 30
Statement of Cash Flows
From	Cash flows from investing activities - Investment in equity method investee, net	$(12.0)	$(12.0)	$(14.0)
To	Cash flows from operating activities - Distribution of earnings from equity method investee	12.0	12.0	14.0
		$—	$—	$—
Other Change
Effective in the fourth quarter of 2022, we have changed the name of consolidated statement of operations line item “Reverse mortgage revenue, net” to “Gain on reverse loans held for investment and HMBS-related borrowings, net”. No changes have been made to the presentation or disclosures, or to the components or accounting of this line item as a result of the name change. Given our acquisition of a reverse mortgage subservicing business in late 2021, the name change in 2022 is intended to clarify the separate presentation in the consolidated statements of operations of fees earned from subservicing reverse mortgage loans that are included in Servicing and subservicing fees. See Significant Accounting Policies section below.
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
We earn fees for servicing and subservicing both forward and reverse mortgage loans. We collect servicing and subservicing fees, generally expressed as a percent of UPB or fee per loan by loan performing status, from the borrowers’ payments or from the owner of the servicing in subservicing relationships. In addition to servicing and subservicing fees, we also report late fees, prepayment penalties, float earnings and other ancillary fees as revenue in Servicing and subservicing fees in our consolidated statements of operations. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected, when loans are modified or liquidated through the sale of the underlying real estate collateral, or when subservicing customers are invoiced.
Advances
During any period in which a borrower does not make payments, servicing and subservicing contracts may require that we advance our own funds to meet contractual principal and interest remittance requirements for the investors, to pay property taxes and insurance premiums and to process modifications and foreclosures. We also advance funds to maintain, repair and market foreclosed real estate properties on behalf of investors. These advances are made pursuant to the terms of each servicing and subservicing contract. Each servicing and subservicing contract is associated with specific loans, identified as a pool.
When we make an advance on a loan under each servicing or subservicing contract, we are entitled to recover that advance either from the borrower, for reinstated and performing loans, or from guarantors (GSEs), insurers (FHA/VA) and investors, for modified and liquidated loans in accordance with the governing servicing contract or published servicing guide. Most of our servicing and subservicing contracts provide that the advances made under the respective agreement have priority over all other cash payments from the proceeds of the loan, and in the majority of cases, the proceeds of the pool of loans that are the subject of that servicing or subservicing contract. As a result, we are entitled to repayment from loan proceeds before any interest or principal is paid on the bonds, and in the majority of cases, advances in excess of loan proceeds may be recovered from pool level proceeds.
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
Receivables
Receivables are financial assets subject to the expected credit loss allowance model under ASC 326: Financial Instruments - Credit Losses (CECL). The allowance for expected credit losses is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectability. We generally charge off the receivable balance when management determines the receivable to be uncollectible and when the receivable has been classified as a loss by our servicing claims analysis process.
Loans repurchased from Ginnie Mae guaranteed securitizations in connection with loan resolution activities are classified as receivables (government-insured claims). The government-insured claims that do not exceed HUD, VA, FHA or USDA insurance limits are not subject to any allowance for losses as guaranteed by the U.S. government. The receivable amount in excess of the guaranteed claim limits or recoverable amounts per insurer guidelines or as a result of servicer error, such as exceeding key filing or foreclosure timelines, is subject to an allowance for losses.
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
Loans Held for Investment
Originated and purchased reverse mortgage loans that are insured by the FHA and pooled into Ginnie Mae guaranteed securities that we sell into the secondary market with servicing rights retained are classified as loans held for investment. We have elected to measure these loans at fair value, with changes in fair value reported in Gain on reverse loans held for investment and HMBS-related borrowings, net in the consolidated statements of operations. Loan transfers in these Ginnie Mae securitizations do not meet the definition of a participating interest and as a result, the transfers of the reverse mortgages do not qualify for sale accounting. Therefore, we account for these transfers as financings, with the reverse mortgages classified as

Loans held for investment, at fair value, on our consolidated balance sheets, with no gain or loss recognized on the transfer. We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) and recognize no gain or loss on the transfer.
The fair value of HECM loans includes the fair value of future scheduled and unscheduled draw commitments for HECM loans, mortgage insurance premium, servicing fee and other advances which we subsequently securitize (referred as tails). Effective January 1, 2019, we elected to fair value future draw commitments for HECM loans purchased or originated after December 31, 2018. The value of future draw commitments for HECM loans purchased or originated before January 1, 2019 were recognized as the draws were securitized or sold. Effective January 1, 2020, in connection with the adoption of Accounting Standard Update (ASU) 2016-13 and ASU 2019-04: Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, we made an irrevocable fair value election on all future draw commitments for HECM loans that were purchased or originated before January 1, 2019. We recorded cumulative-effect adjustments of $47.0 million to retained earnings as of January 1, 2020, to reflect the excess of the fair value over the carrying amount.
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
Gain on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
We measure the HECM loans held for investment and HMBS-related borrowings at fair value on a recurring basis. The fair value gains and losses of the HECM loans and HMBS-related borrowings are included in Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations. Included in net fair value gains and losses on the securitized HECM loans and HMBS-related borrowings are the interest income on the securitized HECM loans and the interest expense on the HMBS-related borrowings, together with the realized gains or losses on tail securitization. In addition, Gain on reverse loans held for investment and HMBS-related borrowings, net includes the fair value changes of the interest rate lock commitments related to new reverse mortgage loans through securitization date, reported in the Originations segment.
Upfront costs and fees related to loans held for investment, including broker fees, are recognized in Gain on reverse loans held for investment and HMBS-related borrowings, net in the consolidated statement of operations as incurred and are not capitalized. Premiums on loans purchased via the correspondent channel are capitalized upon origination because they represent part of the purchase price. However, the loans are subsequently measured at fair value on a recurring basis.
Gain on reverse loans held for investment and HMBS-related borrowings, net excludes subservicing fees and ancillary income associated with our subservicing agreements, that are reported in Servicing and subservicing fees in our consolidated statements of operations.
VIEs and Transfers of Financial Assets and MSRs
We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations and create liquidity, we may sell servicing advances, MSRs or the right to receive certain servicing fees relating to MSRs (Rights to MSRs).
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
Other Financing Liabilities and Pledged MSR Liability Expense
A sale of mortgage servicing rights with a subservicing contract may not be treated as a sale when the terms of the subservicing contract unduly limit the buyer's ability to exercise ownership control over the servicing rights or results in the seller retaining some of the risks and rewards of ownership. If the buyer cannot cancel or decline to renew the subservicing contract after a reasonable period of time, the buyer is precluded from exercising certain rights of ownership. Conversely, if the seller cannot cancel the subservicing contract after a reasonable period of time, the seller has not transferred substantially all of the risks of ownership. If the criteria for sale recognition are not met, the transferred MSRs are not derecognized and the transaction is accounted for consistent with a secured financing. Accordingly, when a transaction does not achieve sale treatment, we recognize the proceeds received and a corresponding liability, referred to as Pledged MSR liability within Other financing liabilities, that we subsequently remeasure at fair value with fair value gains and losses reported within MSR valuation adjustments, net in the consolidated statements of operations. In the case of a sale of MSRs accounted for as a secured financing where we retain the right to subservice, no gain or loss is generally recognized on the transfer. A gain or loss may be recognized to the extent the estimated fair value of the pledged MSR liability differs from the total proceeds of the MSR transfer. If the criteria for MSR sale recognition are not met, the servicing fee collected on behalf of MSR transferee and related ancillary income remain reported within Servicing and subservicing fees. Servicing fee remittance, net of the subservicing fee we are entitled to, is reported within Pledged MSR liability expense in the consolidated statements of operations.
Subsequent to the determination that a transaction does not meet the accounting sale criteria, we may determine that we meet the criteria. In the event we subsequently meet the accounting sale criteria, we derecognize the transferred assets and related liabilities. See Note 8 — Other Financing Liabilities, at Fair Value.
In addition, we report within Other financing liabilities certain financing liabilities, including certain ESS liabilities collateralized by MSR portfolios, for which we elected to measure under the fair value option. The fair value gains and losses of these financial liabilities are reported within MSR valuation adjustment, net in the consolidated statements of operations. The excess servicing spread remittance is reported within Pledged MSR liability expense in the consolidated statement of operations.
Contingent Loan Repurchase Asset and Liability
In connection with the Ginnie Mae early buyout program, our agreements provide either that: (a) we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming eligible for pooling under a program sponsored by Ginnie Mae; or (b) we have the obligation to repurchase previously transferred mortgage loans that have been subject to a successful trial modification before any permanent modification is made. Once these conditions are met, we have effectively regained control over the mortgage loan(s), and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. With respect to those loans that we have the right, but not the obligation, to repurchase under the applicable agreement, this requirement applies regardless of whether we have any intention to repurchase the loan. We re-recognize the loans as Contingent loan repurchase in Other assets and a corresponding liability in Other liabilities.
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
Intangible assets primarily consist of reverse subservicing contract intangible assets acquired in transactions with Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)) and its then parent. The subservicing intangible assets are being amortized ratably over the five-year term of the respective subservicing contracts based on portfolio runoff. Intangible assets are included in Other assets, net of accumulated amortization, on our consolidated balance sheets, and amortization expense is included in Other expenses in our consolidated statements of operations.
Investments in Equity Method Investee
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
Stock-Based Compensation
We initially measure the cost of employee services received in exchange for a stock-based award as the fair value of the award on the grant date. For awards which must be settled in cash and are therefore classified as liabilities rather than equity in the consolidated balance sheet, fair value is subsequently remeasured and fair value changes are reported as compensation expense at each reporting date. For equity-classified awards with a service condition, we recognize the cost as compensation expense ratably over the vesting period. For equity-classified awards with both a market condition and a service condition for vesting, we recognize cost as compensation expense over the requisite service period for each tranche of the award using the graded-vesting method. All compensation expense for an equity-classified award with a market condition is recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.

Income Taxes
We file consolidated U.S. federal income tax returns. We allocate consolidated income tax among all subsidiaries included in the consolidated return as if each subsidiary filed a separate return or, in certain cases, a consolidated return.
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Additionally, we adjust deferred taxes to reflect estimated tax rate changes. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that some or all of our deferred tax assets will not be realized in future periods. In these evaluations, we consider our sources of future taxable income as the deferred tax assets represent future tax deductions. Taxable income of the appropriate character, within the appropriate time frame, is necessary for the realization of deferred tax assets. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized.
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
Recently Adopted Accounting Standards
Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
This standard provides for optional expedients and other guidance regarding the accounting related to modifications of contracts, hedging relationships and other transactions affected by the phase-out of certain tenors of the London Inter-bank Offered Rate (LIBOR) by the end of 2021 (or June 30, 2023 for one-, three-, six-, and 12-month tenors of U.S. dollar LIBOR). This guidance was effective upon issuance in March 2020 through December 31, 2022 and allowed for retrospective application to contract modifications as early as January 1, 2020. We elected to retrospectively adopt this ASU as of January 1, 2020 which resulted in no immediate impact on our consolidated financial statements. Although we do not have any hedge accounting relationships, many of our debt facilities and loan agreements incorporated LIBOR as the referenced interest rate. All but one of these facilities and loan agreements either matured as of December 31, 2022 or had terms in place that provided for an alternative to LIBOR upon renewal. The one remaining facility will be transitioned from LIBOR upon renewal in June 2023 prior to the phase-out of LIBOR by June 30, 2023.
Reference Rate Reform (ASC 848): Deferral of the Sunset Date of ASC 848 (ASU 2022-06)
On December 21, 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 until December 31, 2024, after which entities will no longer be permitted to apply the temporary relief in ASC 848 during the transition period. The cessation date for certain tenors of LIBOR by June 30, 2023 was beyond the current sunset date of December 31, 2022 for ASC 848 (see ASU 2020-04 above). This standard defers the sunset of ASC 848 in ASU 2020-04 from December 31, 2022 to December 31, 2024 for all entities that have contracts, hedging relationships and other transactions that reference LIBOR or another rate expected to be discontinued due to reference rate reform. The amendments in this ASU were effective upon issuance in December 2022.
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
Financial Instruments—Credit Losses (ASC 326) Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)
The amendments in this ASU are related to 1) trouble debt restructurings (TDRs) and 2) vintage disclosures which affect all entities after they have adopted ASU 2016-13. The amendments eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40 Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in ASC 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments in this ASU also requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases with the scope of ASC 326 – Financial Instruments – Credit Losses – Measured at Amortized Cost.
The amendments in this ASU are effective for us on January 1, 2023. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
Note 2 — Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these transfers of financial assets and asset-backed financing arrangements using special purpose entities (SPEs) or VIEs into the following groups: (1) securitizations of residential mortgage loans, (2) financings of loans held for sale, (3) financings of advances and (4) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 13 — Borrowings.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2022	2021	2020
Proceeds received from securitizations	$17,027.0	$19,293.2	$7,533.3
Servicing fees collected (1)	91.8	63.7	47.2
Purchases of previously transferred assets, net of claims reimbursed	(11.4)	(17.4)	(6.9)
	$17,107.4	$19,339.5	$7,573.6
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the consolidated statements of operations.
In connection with these transfers, we retained MSRs of $234.7 million, $222.7 million and $68.7 million during 2022, 2021 and 2020, respectively. We securitize forward and reverse residential mortgage loans involving the GSEs and loans insured by the FHA, VA or USDA through Ginnie Mae.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. We receive customary origination representations and warranties from our network of approved correspondent lenders. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. Also, refer to the Loan Put-Back and Related Contingencies section of Note 25 — Contingencies.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	December 31,
	2022	2021
Carrying value of assets
MSRs, at fair value	$524.3	$360.8
Advances	75.9	151.2
UPB of loans transferred (1)	37,571.1	31,864.8
Maximum exposure to loss (2)	$38,171.2	$32,376.8
(1)Includes $6.8 billion and $5.6 billion of loans delivered to Ginnie Mae as of December 31, 2022 and 2021, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss does not take into consideration any recourse available to us, including from the underlying collateral or from correspondent sellers. Also, refer to the Loan Put-Back and Related Contingencies section of Note 25 — Contingencies.
At December 31, 2022 and 2021, 2.5% and 3.6%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 8.3% and 12.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
Financing of Loans Held for Sale using SPEs
In 2021, we entered into a warehouse mortgage loan financing facility with a third-party lender involving an SPE (trust). This facility is structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PMC to the trust for collateralization purposes. We have determined that the trust is a VIE for which we are the primary beneficiary. Therefore, we have included the trust in our consolidated financial statements. We have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance given we are the sole beneficial owner of the certificates issued by the trust and the servicer of the mortgage loans that result in cash flows to the trust. In addition, we have designed the trust at inception to facilitate the funding facility. As of December 31, 2022, the certificates issued by the trust and pledged as collateral have been reduced to zero. See Note 13 — Borrowings.
The table below presents the carrying value and classification of the assets and liabilities of the loans held for sale financing facility:

	December 31,
	2022	2021
Mortgage loans (Loans held for sale, at fair value)	$—	$462.1
Outstanding borrowings (Mortgage loan warehouse facilities)	—	459.3
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
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	December 31,
	2022	2021
Match funded advances (Advances, net)	$608.4	$587.1
Debt service accounts (Restricted cash)	15.8	7.7
Unamortized deferred lender fees (Other assets)	2.3	1.3
Prepaid interest (Other assets)	0.9	0.2
Advance match funded liabilities	512.5	512.3
MSR Financings using SPEs
In 2019, we entered into a financing facility with a third-party secured by certain of PMC’s Fannie Mae and Freddie Mac MSRs (Agency MSRs). Two SPEs (PMC ESR Trusts) were established in connection with this facility. We also entered into an MSR Excess Spread Participation Agreement under which we created a 100% participation interest in the Portfolio Excess Servicing Fees, pursuant to which the holder of the participation interest is entitled to receive certain funds collected on the related portfolio of mortgage loans (other than ancillary income and advance reimbursement amounts) with respect to such

Portfolio Excess Servicing Fees. This participation interest has been contributed to the trusts. In connection with this facility, we entered into repurchase agreements with a third-party pursuant to which we sold trust certificates of the PMC ESR Trusts representing certain indirect economic interests in the Agency MSRs and agreed to repurchase such certificates at a future date at the repurchase price set forth in the repurchase agreements. Our obligations under the facility are secured by a lien on the related Agency MSRs. In addition, Ocwen guarantees the obligations under the facility.
In 2019, we issued Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 Class A (PLS Notes) secured by certain of PMC’s private label MSRs (PLS MSRs). The single class PLS Notes are an amortizing debt instrument with a fixed interest rate. The PLS Notes are issued by a trust that is included in our consolidated financial statements. The trust, PMC PLS ESR Issuer LLC (PLS Issuer) was established in this connection as a wholly-owned subsidiary of PMC. For collateralization purposes, PMC entered into an MSR Excess Spread Participation Agreement with PLS Issuer, whereby PMC created a participation interest in the Excess Servicing Fees, related float and REO fees associated with a PLS MSR portfolio PMC holds and granted a security interest to PLS Issuer in the underlying PLS MSRs. PLS Issuer’s obligations under the PLS Notes credit agreement are secured by a lien on the related PLS MSRs. The PLS Issuer assigned the security interest in the PLS MSRs to the collateral agent for the noteholders. On March 15, 2022, we replaced the existing PLS Notes with a new series of notes, Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A, at an initial principal amount of $75.0 million. An SPE, PMC PLS ESR Issuer LLC (PLS Issuer), was established in this connection as a wholly-owned subsidiary of PMC. Ocwen guarantees the obligations of PLS Issuer under the facility.
We determined that the PMC ESR Trusts established in connection with the Agency MSR financing facility, and PLS Issuer established in connection with the PLS MSR financing facility, are VIEs for which we are the primary beneficiary. Therefore, we have included the PMC ESR Trusts and PLS Issuer in our consolidated financial statements. We have the power to direct the activities of these VIEs that most significantly impact the respective VIE’s economic performance given that we are the servicer of the MSRs that result in cash flows to these VIEs. In addition, PMC has designed the PMC ESR Trusts and PLS Issuer at inception to facilitate these funding facilities under which we have the obligation to absorb the losses of the VIEs which could be potentially significant to the VIEs.
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility and the PLS Notes facility:

	December 31,
	2022	2021
MSRs pledged (MSRs, at fair value)	$696.9	$730.4
Debt service account (Restricted cash)	1.8	2.1
Unamortized deferred lender fees (Other assets)	1.1	1.5
Outstanding borrowings (MSR financing facilities, net)	366.5	359.2
Unamortized debt issuance costs (MSR financing facilities, net)	0.8	0.4
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
We classify assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		December 31,
		2022		2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$617.8	$617.8	$917.5	$917.5
Loans held for sale, at lower of cost or fair value (b)	3	4.9	4.9	11.0	11.0
Total Loans held for sale		$622.7	$622.7	$928.5	$928.5
Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	$7,504.1	$7,504.1	$7,199.8	$7,199.8
Loans held for investment - Restricted for securitization investors (a)	3	6.7	6.7	7.9	7.9
Total loans held for investment		7,510.8	7,510.8	7,207.7	7,207.7

Advances, net (c)	3	718.9	718.9	772.4	772.4
Receivables, net (c)	3	180.8	180.8	180.7	180.7

Financial liabilities:
Advance match funded liabilities (c)	3	$513.7	$513.7	$512.3	$512.0
Financing liabilities, at fair value:
HMBS-related borrowings (a)	3	$7,326.8	$7,326.8	$6,885.0	$6,885.0
Other financing liabilities:
Financing liability - Pledged MSR liability (a)	3	931.7	931.7	797.1	797.1
Financing liability - Excess Servicing Spread (ESS) (a)	3	199.0	199.0	—	—
Financing liability - Owed to securitization investors (a)	3	6.7	6.7	7.9	7.9
Total Other financing liabilities		$1,137.4	$1,137.4	$805.0	$805.0

Mortgage loan warehouse facilities (c)	3	$702.7	$702.7	$1,085.1	$1,085.1
MSR financing facilities (c) (d)	3	953.8	932.1	900.8	873.8
Senior notes:
PMC Senior notes due 2026 (c) (d)	2	369.4	331.4	392.6	413.5
OFC Senior secured notes due 2027 (c) (d)	3	230.2	223.9	222.2	261.5
Total Senior notes		$599.6	$555.2	$614.8	$674.9

		December 31,
		2022		2021
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$(0.7)	$(0.7)	$18.1	$18.1
Forward sales of loans (a)	1	0.5	0.5	0.4	0.4
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	(0.7)	(0.7)	(0.3)	(0.3)
Interest rate swap futures (a)	1	(13.6)	(13.6)	1.7	1.7
TBA forward Pipeline trades (a)	1	6.6	6.6	—	—
Option contracts (a)	2	—	—	(0.3)	(0.3)
Other (a)	3	(0.1)	(0.1)	(1.1)	(1.1)

MSRs (a)	3	$2,665.2	$2,665.2	$2,250.1	$2,250.1
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 13 — Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $32.1 million and $220.9 million at December 31, 2022 and 2021, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.
The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Year Ended December 31, 2022
Beginning balance	$7.9	$(7.9)	220.9	$—	$18.1
Purchases, issuances, sales and settlements
Purchases	—	—	140.4	—	—
Issuances (1)	—	—	—	(200.9)	168.0
Sales	—	—	(318.0)	—	—
Settlements	(1.2)	1.2	—	6.6	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	—	(141.5)
Receivables, net	—	—	(4.2)	—	—
Other assets and liabilities	—	—	(0.3)	(6.1)	—
Net addition (disposition/derecognition)	(1.2)	1.2	(182.1)	(200.4)	26.5
Change in fair value included in earnings (1)	—	—	(6.8)	1.4	(45.3)
Ending balance	$6.7	$(6.7)	$32.1	$(199.0)	$(0.7)

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Year Ended December 31, 2021
Beginning balance	$9.8	$(9.8)	$51.1	$2.0	$22.7
Purchases, issuances, sales and settlements
Purchases	—	—	436.2	—	—
Issuances (1)	—	—	—	—	627.7
Sales	—	—	(260.0)	(1.6)	—
Settlements	(1.9)	1.9	—	—	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	—	(591.7)
Receivables, net	—	—	(1.6)	—	—
Other assets	—	—	(0.4)	—	—
Net addition (disposition/derecognition)	(1.9)	1.9	174.1	(1.6)	36.0
Change in fair value included in earnings (1)	—	—	(4.3)	(0.4)	(40.6)
Ending balance	$7.9	$(7.9)	$220.9	$—	$18.1

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitiza - tion Investors	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Year Ended December 31, 2020
Beginning balance	$23.3	$(22.0)	$—	$2.1	$—
Purchases, issuances, sales and settlements
Purchases	—	—	162.6	—	—
Issuances (1)	—	—	—	—	287.0
Deconsolidation of mortgage-backed securitization trusts	(10.7)	9.5	—	—	—
Sales	—	—	(137.8)	—	—
Settlements	(2.9)	2.9	—	—	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	—	(285.2)
Receivables, net	—	—	(1.0)	—	—
Net addition (disposition/derecognition)	(13.6)	12.4	23.8	—	1.8

Change in fair value included in earnings (1)	—	(0.1)	1.7	(0.1)	10.4

Transfers in and / or out of Level 3	—	—	25.6	—	10.5
Ending balance	$9.8	$(9.8)	$51.1	$2.0	$22.7
(1) IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(18.8) million, $(4.6) million and $17.8 million for 2022, 2021 and 2020, respectively. See Note 16 — Derivative Financial Instruments and Hedging Activities.
A reconciliation from the beginning balances to the ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Pledged MSR liabilities that we measure at fair value on a recurring and non-recurring basis is disclosed in Note 5 – Reverse Mortgages, Note 7 — Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value, respectively.

The methodologies that we use and key assumptions that we make to estimate the fair value of financial instruments and other assets and liabilities measured at fair value on a recurring or non-recurring basis and those disclosed, but not carried, at fair value are described below.
Loans Held for Sale
Residential forward and reverse mortgage loans that we intend to sell are carried at fair value as a result of a fair value election. Such loans are subject to changes in fair value due to fluctuations in interest rates from the closing or purchased date through the date of the sale or securitization of the loan into the secondary market. These loans are generally classified within Level 2 of the valuation hierarchy because the primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conventional and government-insured mortgage loans are typically sold.
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
We engage third-party valuation experts in the determination of fair value. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies, the significant inputs and the assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We evaluate the reasonableness of our third-party experts’ assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions and benchmarks of assumptions and value estimates. The fair value is equal to the third-party valuation expert fair value mark.
Reverse mortgage loans are classified as Level 3 within the valuation hierarchy. Significant unobservable assumptions include conditional prepayment rate and discount rate. The conditional prepayment rate assumption displayed in the table below is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates.

	December 31,
Significant unobservable assumptions	2022	2021
Life in years
Range	1.0 to 7.6	1.0 to 8.2
Weighted average	5.0	5.7
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	13.2% to 45.0%	11.2% to 36.6%
Weighted average	18.0%	16.0%
Discount rate	5.1%	2.6%
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
We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions and benchmarks of assumptions and value estimates. Assumptions used in the valuation of MSRs include:

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

	December 31,
Significant unobservable assumptions	2022		2021
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.9%	7.9%	8.5%	12.1%
Weighted average lifetime delinquency rate	1.4%	10.1%	1.2%	11.9%
Weighted average discount rate	9.6%	10.6%	8.5%	11.2%
Weighted average cost to service (in dollars)	$72	$201	$71	$205
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of December 31, 2022 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.8	1.6
Change in fair value due to change in weighted average prepayment speeds	$(61.7)	$(120.8)
Change in weighted average discount rate (in percentage points)	1.0	1.9
Change in fair value due to change weighted average discount rate	$(76.1)	$(146.2)
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
We engage third-party valuation experts to support our valuation and provide observations and assumptions related to market activities. The fair value is equal to the fair value mark provided by a third-party valuation expert. We evaluate the reasonableness of our fair value estimate and assumptions using historical experience, or cash flow backtesting, adjusted for prevailing market conditions and benchmarks of assumptions and value estimates.

Significant unobservable assumptions include yield spread and discount rate. The yield spread and discount rate assumption for these liabilities are primarily based on an assessment of current market yields for newly issued HMBS, expected duration and current market interest rates.

	December 31,
Significant unobservable assumptions	2022	2021
Life in years
Range	1.0 to 7.6	1.0 to 8.2
Weighted average	5.0	5.7
Conditional prepayment rate
Range	13.2% to 45.0%	11.2% to 36.6%
Weighted average	18.0%	16.0%
Discount rate	5.0%	2.5%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value, respectively. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
Pledged MSR Liabilities
Pledged MSR liabilities are carried at fair value and classified as Level 3 within the valuation hierarchy. We recognize the proceeds received in connection with MSRs transferred or sold in transactions which do not qualify for sale accounting treatment as a secured financing that we account for at fair value. We determine the fair value of the pledged MSR liability following a similar approach as for the associated transferred MSRs. Fair value of the pledged MSR liability in connection with the MAV MSR transactions is determined using the fair value mark provided by third-party valuation expert, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PMC. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs in connection with Rithm transactions is determined using the fair value mark provided by the third-party valuation experts.

	December 31,
Significant unobservable assumptions	2022	2021
Weighted average prepayment speed	7.6%	10.9%
Weighted average delinquency rate	7.1%	8.8%
Weighted average discount rate	10.2%	10.5%
Weighted average cost to service (in dollars)	$174	$182
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS financing liability (in connection with all issuances under the ESS agreement entered in 2022) at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, based on the change in discount rate of the underlying MSR, as provided by third-party valuation expert. At December 31, 2022, the weighted average discount rate of the ESS financing liability was 7.6%. Refer to MSRs above for description of other significant unobservable assumptions. Also see Note 8 — Other Financing Liabilities, at Fair Value.
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
In 2014, we issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. In 2019, we issued Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 notes secured by certain of PMC’s private label MSRs. In 2022, we refinanced these notes into a new Series 2022-PLS1 notes. We determine the fair value of these notes based on bid prices provided by third parties involved in the issuance and placement of the notes.
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
We use derivative instruments, including forward trades of MBS or Agency “to be announced” securities (TBAs) and exchange-traded interest rate swap futures, as economic hedging instruments of the fair value of our loans held for sale and MSR portfolio. Forward contracts, TBAs and interest rate swap futures are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are classified within Level 1 of the valuation hierarchy.
Note 4 — Loans Held for Sale

Loans Held for Sale - Fair Value	Years Ended December 31,
	2022	2021	2020
Beginning balance	$917.5	$366.4	$208.8
Originations and purchases	17,582.0	19,972.4	7,552.0
Proceeds from sales	(17,477.2)	(19,279.1)	(7,344.2)
Principal collections	(106.9)	(58.6)	(26.0)
Transfers from (to):
Loans held for investment, at fair value	8.0	4.3	3.1
Receivables	(13.2)	(33.6)	(85.0)
REO (Other assets)	(3.1)	(8.4)	(3.7)
Capitalization of advances on Ginnie Mae modifications	18.1	24.8	12.8
Realized gain (loss) on sale of loans	(290.0)	(69.9)	50.2
Fair value gain (loss) on loans held for sale	(9.0)	(0.9)	1.1
Other	(8.4)	0.5	(2.8)
Ending balance (1)	$617.8	$917.5	$366.4
UPB	$623.7	$910.4	$364.0
Premium (discount)	7.4	11.5	9.1
Fair value adjustment	(13.3)	(4.4)	(6.7)
Total	$617.8	$917.5	$366.4

(1)At December 31, 2022, 2021 and 2020, the balances include $32.1 million, $220.9 million and $51.1 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines. We may repurchase loans that have been modified, to facilitate loss reduction strategies, or as otherwise obligated as a Ginnie Mae servicer. Repurchased loans may be modified or otherwise remediated through loss mitigation activities, may be sold to a third party, or are reclassified to Receivables.

Loans Held for Sale - Lower of Cost or Fair Value	Years Ended December 31,
	2022	2021	2020
Carrying amount before valuation allowance (1)	8.8	15.4	27.7
Valuation allowance	(4.0)	(4.4)	(6.2)
Ending balance, net	$4.9	$11.0	$21.5
(1)At December 31, 2022, 2021 and 2020, the balances include $1.0 million, $2.7 million and $12.5 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines.

	Years Ended December 31,
Gains on Loans Held for Sale, Net	2022	2021	2020
Gain (loss) on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$234.7	$222.7	$68.7
Gain (loss) on sale of forward mortgage loans (1)(2)	(278.0)	(87.8)	45.5
Gain on sale of repurchased Ginnie Mae loans (2)(3)	(10.1)	18.4	15.9
	(53.4)	153.3	130.1
Change in fair value of IRLCs	(17.4)	(6.2)	17.5
Change in fair value of loans held for sale	(5.9)	1.9	2.3
Gain (loss) on economic hedge instruments (4)	101.7	1.5	(10.1)
Other	(3.0)	(4.7)	(2.6)
	$22.0	$145.8	$137.2
(1)Includes $27.1 million gain in 2021 related to loans purchased through the exercise of our servicer call rights with respect to certain Non-Agency trusts and sold, servicing released.
(2)Realized gain (loss) on sale of loans, excluding retained MSR.
(3)Includes an $8.8 million loss in 2022 on certain delinquent and aged loans repurchased (net of the associated Ginnie Mae MSR fair value adjustment) in connection with the Ginnie Mae EBO program with an aggregated UPB of $299.7 million, net of the associated MSR fair value adjustment.
(4)Excludes gain (loss) of $15.7 million. $25.3 million and $(17.4) million on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net for 2022, 2021 and 2020, respectively. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio and are eliminated here, in the consolidated financial statements. Refer to Note 22 — Business Segment Reporting.

Note 5 – Reverse Mortgages

	Years Ended December 31,
	2022		2021		2020
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (3)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (3)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (3)
Beginning balance	$7,199.8	$(6,885.0)	$6,997.1	$(6,772.7)	$6,269.6	$(6,063.4)
Cumulative effect of fair value election (1)	—	—	—	—	47.0	—
Originations	1,658.1	—	1,763.4	—	1,203.6	—
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(1,780.4)	—	(1,674.9)	—	(1,232.6)
Additional proceeds from securitization of HECM loans and tails	—	(25.2)	—	(44.6)	—	(40.9)
Acquisition (2)	211.3	(209.1)	—	—	—	—
Repayments (principal payments received)	(1,579.9)	1,568.4	(1,626.4)	1,614.3	(944.7)	935.8
Transfers:
Loans held for sale, at fair value	(8.0)	—	(3.4)	—	(3.1)	—
Receivables, net	2.1	—	(0.3)	—	(0.2)	—
REO (Other assets)	(0.4)	—	(0.3)	—	(0.5)	—
Fair value gains (losses) recognized in earnings (4)	21.1	4.5	69.7	(7.1)	425.4	(371.5)
Ending Balance	$7,504.1	$(7,326.8)	$7,199.8	$(6,885.0)	$6,997.1	$(6,772.7)
Securitized loans (pledged to HMBS-Related Borrowings)	$7,392.6	$(7,326.8)	$6,979.1	$(6,885.0)	$6,872.2	$(6,772.7)
Unsecuritized loans	111.5		220.7		124.9
Total	$7,504.1		$7,199.8		$6,997.1
(1)In conjunction with the adoption of ASU 2016-13, we elected the fair value option for future draw commitments (tails) on HECM reverse mortgage loans purchased or originated before December 31, 2018, which resulted in the recognition of the fair value of such tails through stockholders’ equity on January 1, 2020.
(2)During 2022, we purchased a reverse mortgage servicing portfolio of HECM loans securitized in Ginnie Mae pools. As the Ginnie Mae HMBS program does not qualify for sale accounting, the transaction conveyed the HECM loans and associated HMBS-related borrowings to us. We have accounted for this transaction as a secured financing, as a purchase of loans held for investment and assumption of an HMBS securitization liability for the obligation to Ginnie Mae.
(3)Represents amounts due to the holders of beneficial interests in Ginnie Mae guaranteed HMBS that did not qualify for sale accounting treatment of HECM loans. Under this accounting treatment, the HECM loans securitized with Ginnie Mae remain on our consolidated balance sheets and the proceeds from the sale are recognized as a financing liability, which is recorded at fair value consistent with the related HECM loans. The beneficial interests in Ginnie Mae guaranteed HMBS have no maturity dates, and the borrowings mature as the related loans are repaid. The interest rate is the pass-through rate of the loans less applicable margin. See Note 2 — Securitizations and Variable Interest Entities.
(4)See further breakdown in the table below.

Gain on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Years Ended December 31,
	2022	2021	2020
Gain on new originations (1)	$50.7	$65.0	$46.3
Gain on tail securitization (2)	11.2	21.6	24.4
Net interest income (servicing fee) (3)	21.9	19.9	19.2
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(58.2)	(43.8)	(36.0)
Fair value gains (losses) included in earnings (2)(4)	25.6	62.7	53.9
Loan fees and other	10.5	17.0	6.8
	$36.1	$79.7	$60.7
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the cash realized gains upon securitization of tails (previously reported within Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net in the table above)
(3)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings (previously reported within Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net in the table above). The net interest income includes the servicing fee Ocwen is contractually entitled to on securitized loans.
(4)See breakdown between Loans held for investment and HMBS-related borrowings in the table above.
Note 6 — Advances

	December 31,
	2022	2021
Principal and interest	$215.5	$228.0
Taxes and insurance	367.5	381.0
Foreclosures, bankruptcy, REO and other	142.1	170.4
	725.1	779.5
Allowance for losses	(6.2)	(7.0)
Advances, net	$718.9	$772.4
The following table summarizes the activity in net advances:

	Years Ended December 31,
	2022	2021	2020
Beginning balance - before Allowance for Losses	$779.5	$834.5	$1,066.4
New advances	784.8	831.2	890.4
Transfer from (to) Receivables	6.5	(3.7)	(2.5)
Sales of advances	(2.9)	(1.3)	(0.8)
Asset acquisition	—	6.9	—
Collections of advances and other	(842.8)	(888.2)	(1,119.0)
Ending balance - before Allowance for Losses	725.1	779.5	834.5

Beginning balance - Allowance for Losses	$(7.0)	$(6.3)	$(9.9)
Provision expense	(7.2)	(8.1)	(7.8)
Net charge-offs and other	8.0	7.4	11.4
Ending balance - Allowance for Losses	(6.2)	(7.0)	(6.3)

Ending balance, net	$718.9	$772.4	$828.2

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

Mortgage Servicing Rights – Fair Value Measurement Method	Years Ended December 31,
	2022			2021			2020
	Agency	Non-Agency	Total	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,571.8	$678.3	$2,250.1	$578.9	$715.9	$1,294.8	$714.0	$772.4	$1,486.4
Sales	(154.4)	—	(154.4)	—	—	—	—	(0.1)	(0.1)
Additions:
Recognized on the sale of residential mortgage loans	234.7	—	234.7	222.7	—	222.7	68.7	—	68.7
Purchase of MSRs	181.6	—	181.6	844.1	—	844.1	285.1	—	285.1
Servicing transfers and adjustments (1)	(24.3)	(0.9)	(25.3)	0.1	(10.9)	(10.8)	(266.2)	0.4	(265.8)
Net additions (sales)	237.6	(0.9)	236.6	1,067.0	(10.9)	1,056.0	87.6	0.3	87.9
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	307.8	146.2	454.0	62.4	87.1	149.5	(145.3)	37.3	(108.1)
Realization of cash flows	(185.4)	(90.1)	(275.5)	(136.5)	(113.7)	(250.2)	(77.4)	(94.0)	(171.4)
Fair value gains (losses) recognized in earnings	122.4	56.1	178.5	(74.1)	(26.7)	(100.7)	(222.7)	(56.8)	(279.5)

Ending balance	$1,931.8	$733.5	$2,665.2	$1,571.8	$678.3	$2,250.1	$578.9	$715.9	$1,294.8
(1)Servicing transfers and adjustments for 2022 include a $39.0 million derecognition of Agency MSRs previously sold to MAV in a transaction which did not qualify for sale accounting treatment. We derecognized the MSRs with a UPB of $2.9 billion from our balance sheet upon the sale of the MSRs by MAV to a third party. Servicing transfers and adjustments for 2020 include a $263.7 million derecognition of MSRs/Rights to MSRs effective with the February 20, 2020 notice of termination of the PMC subservicing agreement by Rithm. See Note 8 — Other Financing Liabilities, at Fair Value for further information.

	December 31, 2022			December 31, 2021
Delinquent loans	Agency	Non - Agency	Total	Agency	Non - Agency	Total
30 days	1.7%	8.5%	4.8%	1.4%	7.2%	4.1%
60 days	0.5	3.3	1.8	0.4	2.8	1.6
90 days or more	1.1	8.6	4.5	1.9	8.0	4.8
Total 30-60-90 days or more	3.3%	20.4%	11.1%	3.7%	18.0%	10.5%

	December 31, 2022		December 31, 2021
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,710.6	$126.2	$1,422.5	$127.9
Rithm transferred MSRs (1) (2)	601.2	47.3	558.9	53.7
MAV transferred MSRs (1)	353.4	26.1	268.7	24.0
Total MSRs	$2,665.2	$199.6	$2,250.1	$205.6
(1)MSRs subject to sale agreements with Rithm and MAV that do not meet sale accounting criteria. During 2022 and 2021, we transferred MSRs with a UPB of $7.4 billion and $24.9 billion to MAV. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)At December 31, 2022, the UPB of MSRs transferred to Rithm for which title is retained by Ocwen was $10.8 billion and the UPB of MSRs transferred to Rithm for which title has passed was $36.4 billion.
We purchased MSRs with a UPB of $15.7 billion, $75.6 billion and $31.7 billion during 2022, 2021 and 2020, respectively. Purchases during 2021 include a bulk MSR acquisition of performing GSE loans from an unrelated third-party effective June 1, 2021, with a UPB and fair value of $46.8 billion and $575.3 million, respectively. We sold MSRs with a UPB of $11.7 billion, $32.0 million and $80.0 million during 2022, 2021 and 2020, respectively, to unrelated third parties, mostly to Freddie Mac under the Voluntary Partial Cancellation (VPC) program for delinquent loans.
The geographic concentration of the UPB of residential loans and real estate we serviced and subserviced at December 31, 2022 was as follows:

(Dollars in billions) (Count in thousands)	Amount	Count
California	$68.9	224.8
Texas	20.8	117.6
Florida	19.3	109.1
New York	19.2	69.9
New Jersey	14.1	56.1
Other	147.5	801.3
	$289.8	1,378.8

	Years Ended December 31,
Servicing Revenue	2022	2021	2020
Loan servicing and subservicing fees
Servicing	$337.8	$339.2	$216.3
Subservicing	72.9	21.1	28.9
MAV (1)	72.8	15.7	—
Rithm (1)	255.0	304.2	383.7
Total loan servicing and subservicing fees	738.5	680.3	628.8
Ancillary income
Late charges	41.0	40.9	47.7
Custodial accounts (float earnings)	26.2	4.7	9.9
Reverse subservicing ancillary income	20.4	1.4	—
Loan collection fees	11.1	11.7	12.9
Recording fees	8.5	16.0	14.3
Boarding and deboarding fees	5.8	10.5	11.1
GSE forbearance fees	0.8	1.5	1.2
Other	10.3	14.8	11.3
Total ancillary income	124.1	101.6	108.5
	$862.6	$781.9	$737.3
(1)Includes servicing fees related to transferred MSRs and subservicing fees. See Note 8 — Other Financing Liabilities, at Fair Value.
Float balances on which we earn interest, referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $1.54 billion, $2.07 billion and $1.74 billion at December 31, 2022, 2021 and 2020, respectively.
The following table presents the components of MSR valuation adjustments, net:

	Years Ended December 31,
	2022	2021	2020
MSR fair value changes due to rates and assumptions (1)	$451.7	$149.8	$(108.1)
MSR realization of expected cash flows	(275.2)	(250.2)	(171.4)
Total MSR fair value gains (losses)	176.5	(100.4)	(279.5)

MSR pledged liability fair value changes due to rates and assumptions	(192.1)	(77.9)	3.8
MSR pledged liability realization of expected cash flows	104.1	89.4	113.0
Total MSR pledged liability fair value gains (losses) (2) (3)	(88.0)	11.4	116.8

ESS financing liability fair value changes due to rates and assumptions	1.4	—	—
ESS financing liability realization of expected cash flows	6.6	—	—
Total ESS financing liability fair value gains (losses) (2)	8.0	—	—

Derivative fair value gain (loss) (MSR economic hedges)	(106.9)	(9.5)	27.5

MSR valuation adjustments, net	$(10.4)	$(98.5)	$(135.2)
(1)Includes $(2.0) million, $0.3 million and $— million in 2022, 2021 and 2020, respectively, of fair value changes on the reverse MSR liability and other.
(2)Also refer to Note 8 — Other Financing Liabilities, at Fair Value.
(3)Includes $3.1 million expense recognized in 2022, representing the fair value of the MSRs in excess of the Pledged MSR liability derecognized upon the sale of the related MSRs by MAV to a third party.
Note 8 — Other Financing Liabilities, at Fair Value
The following tables presents financing liabilities carried at fair value which include pledged MSR liabilities recorded in connection with MSR transfers that do not qualify for sale accounting, liabilities of consolidated mortgage-backed securitization trusts and MSR excess servicing spread (ESS) financing liability carried at fair value (see Note 13 — Borrowings for ESS financing liability carried at amortized cost).

			Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	2022	2021
MSR transfers not qualifying for sale accounting (1):
Original Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	$601.2	$558.9
Pledged MSR liability, at fair value - MAV	MSRs	(1)	329.8	238.1
Pledged MSR liability, at fair value - Others	MSRs	(1)	0.7	—
			931.7	797.1
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	October 2033	6.7	7.9
ESS financing liability, at fair value (3)	MSRs (3)	(3)	199.0	—
Total Other financing liabilities, at fair value			$1,137.4	$805.0
(1)MSRs transferred or sold in transactions which do not qualify for sale accounting treatment are accounted for as secured financings. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and the related financing liability (referred as Pledged MSR liability) on our consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as Pledged MSR liability expense in our consolidated statements of operations. Fair value gains and losses of the Pledged MSR liability are recognized in MSR valuation adjustments, net in the consolidated statements of operations - See Note 7 — Mortgage Servicing.
(2)Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that are consolidated.
(3)Consists of the obligation to remit to a third party a specified percentage of future servicing fee collections (servicing spread) on reference pools of MSRs, which we are entitled to as owner of the related MSRs. The servicing spread remittance is reported in Pledged MSR liability expense and fair value gains and losses of the ESS financing liability are reported in MSR valuation adjustment, net.
The following tables present the activity of the pledged MSR liability recorded in connection with the MSR transfer agreements with MAV, Rithm and others that do not qualify for sale accounting.

	Year Ended December 31, 2022
Pledged MSR Liability	Rithm and Others	MAV (1)	Total
Beginning balance	$558.9	$238.1	$797.1
Additions	0.6	85.6	86.3
Changes in fair value due to input and assumptions	113.8	78.3	192.1
Runoff and settlement	(70.9)	(33.2)	(104.1)
Fair value (gain) loss (4)	43.0	45.1	88.0
Derecognition of financing liability (2)	—	(39.0)	(39.0)
Calls (3)	(0.7)	—	(0.7)
Ending balance	$601.9	$329.8	$931.7

	Year Ended December 31, 2021
Pledged MSR Liability	Rithm Original Rights to MSRs Agreements	MAV (1)	Total
Beginning balance	$567.0	$—	$567.0
Additions	—	250.0	250.0
Changes in fair value due to inputs and assumptions	82.3	(4.3)	77.9
Runoff and settlement	(81.8)	(7.5)	(89.4)
Fair value (gain) loss	0.5	(11.9)	(11.4)
Calls (3)	(8.5)	—	(8.5)
Ending balance	$558.9	$238.1	$797.1

	Year Ended December 31, 2020
	Rithm
Pledged MSR Liability	Original Rights to MSRs Agreements	2017 Agreements and New RMSR Agreements	PMC MSR Agreements	Total
Beginning balance	$603.0	$35.4	$312.1	$950.6
Sales	—	—	(0.2)	(0.2)
Changes in fair value due to inputs and assumptions	36.1	0.9	(40.7)	(3.8)
Runoff and settlement	(70.4)	(35.1)	(7.5)	(113.0)
Fair value (gain) loss	(34.3)	(34.2)	(48.2)	(116.8)
Derecognition of financing liability due to termination of PMC Agreement (5)	—	—	(263.7)	(263.7)
Calls (3)	(1.8)	(1.2)	—	(3.0)
Ending balance	$567.0	$—	$—	$567.0

(1)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is retained by PMC (shared between PMC and MAV) and other contractual cash flows under the terms of the subservicing agreement.
(2)Derecognition of a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to a third party with a UPB of $2.9 billion.
(3)Represents the carrying value of MSRs in connection with call rights exercised by Rithm, for MSRs transferred to Rithm under the 2017 Agreements and New RMSR Agreements, or by Ocwen at Rithm’s direction, for MSRs underlying the Original Rights to MSRs Agreements (as defined below). Ocwen derecognizes the MSRs and the related financing liability upon collapse of the securitization.
(4)The changes in fair value of the MAV Pledged MSR Liability include a $14.1 million loss associated with the amendment to the MAV Subservicing Agreement in March 2022, resulting in lower contractually ancillary income retained by PMC. See Note 11 — Investment in Equity Method Investee and Related Party Transactions.
(5)On February 20, 2020, we received a notice of termination from Rithm with respect to a portfolio (referred as the PMC MSR Agreements). The MSRs and the Rights to MSRs associated with these loans, representing $34.2 billion of UPB, were derecognized from our balance sheet without any gain or loss on derecognition.
The following tables present the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV, Rithm and others that do not qualify for sale accounting and the ESS financing liabilities.

	Year Ended December 31, 2022
	Rithm and Others	MAV	Total
Servicing fees collected on behalf of third party	$255.0	$67.5	$322.5
Less: Subservicing fee retained	(74.0)	(8.8)	(82.8)
Ancillary fee/income and other settlement (incl. expense reimbursement)	5.7	0.4	6.1
Transferred MSR net servicing fee remittance	$186.7	$59.1	245.9
ESS servicing spread remittance			9.1
Pledged MSR liability expense			$255.0

	Year Ended December 31, 2021			Year Ended December 31, 2020 (Rithm only)
	Rithm	MAV	Total
Servicing fees collected on behalf of third party	$304.2	14.2	$318.4	$383.7
Less: Subservicing fee retained	(88.4)	(2.0)	(90.4)	(104.8)
Ancillary and other settlement (1)	(11.1)	4.4	(6.7)	(9.7)
Pledged MSR liability expense	$204.7	$16.6	$221.3	$269.1
(1)Includes $4.0 million of early payment protection associated with the sale of MSR portfolios by PMC to MAV.
MAV Transactions
In 2021 and 2022, PMC entered into agreements to sell MSR portfolios to MAV, on a bulk and flow basis. PMC has been retained as subservicer for the sold portfolio in accordance with the terms of the subservicing agreement entered into on May 3, 2021. The transactions do not qualify for sale accounting treatment primarily due to the termination restrictions of the subservicing agreement. See Note 11 — Investment in Equity Method Investee and Related Party Transactions.
Rithm Transactions
Starting in 2012, Ocwen and PMC entered into agreements to sell MSRs or Rights to MSRs and the related servicing advances to Rithm (formerly NRZ), and in all cases have been retained by Rithm as subservicer. Due to the length of the non-cancellable term of the subservicing agreements, the transactions do not qualify for sale accounting treatment. In the case of Rights to MSRs transactions with Rithm, legal title was retained by Ocwen, causing the transactions to be accounted for as secured financings.
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
On July 23, 2017 and January 18, 2018, we entered into a series of agreements with Rithm that collectively modify the arrangements set forth in the Original Rights to MSRs Agreements. The July 23, 2017 agreements, as amended, include a Master Agreement, a Transfer Agreement and the Subservicing Agreement between Ocwen and New Residential Mortgage

LLC (NRM), a subsidiary of Rithm, relating to non-agency loans (the NRM Subservicing Agreement) (collectively, the 2017 Agreements) pursuant to which the parties agreed, among other things, to undertake certain actions to facilitate the transfer from Ocwen to Rithm of Ocwen’s legal title to the remaining MSRs that were subject to the Original Rights to MSRs Agreements and under which Ocwen would subservice mortgage loans underlying the MSRs for an initial term ending in July 2022 (the Initial Term).
On January 18, 2018, the parties entered into new agreements (including a new RMSR agreement, with an attached Servicing Addendum) regarding the Rights to MSRs related to MSRs that remained subject to the Original Rights to MSRs Agreements as of January 1, 2018 and amended the Transfer Agreement (collectively, New RMSR Agreements) to accelerate the implementation of certain parts of our arrangements. Under the New RMSR Agreements, following receipt of the required consents and transfer of the MSRs, Ocwen subservices the mortgage loans underlying the transferred MSRs pursuant to the 2017 Agreements and the August 2018 subservicing agreement with NewRez LLC dba Shellpoint Mortgage Servicing (Shellpoint) described below.
On August 17, 2018, Ocwen and Rithm entered into certain amendments (i) to the New RMSR Agreements to include Shellpoint, a subsidiary of Rithm, as a party to which legal title to the MSRs could be transferred after related consents are received, (ii) to add a Subservicing Agreement between Ocwen and Shellpoint relating to non-agency loans (the Shellpoint Subservicing Agreement), (iii) to add an Agency Subservicing Agreement between Ocwen and NRM relating to agency loans (the Agency Subservicing Agreement), and (iv) to conform the New RMSR Agreements and the NRM Subservicing Agreement to certain terms of the Shellpoint Subservicing Agreement and the Agency Subservicing Agreement.
On May 2, 2022, Ocwen entered into amendments to the following three agreements with certain subsidiaries of Rithm: (a) the Shellpoint Subservicing Agreement; (b) the NRM Subservicing Agreement; and (c) the New RMSR Agreement, including the attached Servicing Addendum, dated as of January 18, 2018 with NRM, HLLS Holdings, LLC and HLSS MSR – EBO Acquisition LLC (the New RMSR Agreement or the Servicing Addendum). The amendments modified the terms of the Subservicing Agreements and the Servicing Addendum as follows: (i) the term of each Agreement was extended to December 31, 2023 (Second Term), with the Initial Term ending on May 1, 2022 and the Second Term beginning on May 2, 2022; (ii) subsequent term extensions will be automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or the Rithm parties provide three months’ advance notice of termination (by October 1) at the end of the then-current term as described below; and (iii) the parties will share a portion of some ancillary revenues. The amendments on May 2, 2022 do not result in the prior transfers of MSR from Ocwen to Rithm qualifying for sale accounting prior to December 31, 2023, absent any subsequent amendment.
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
As of December 31, 2022, the UPB of MSRs subject to the Servicing Agreements and the New RMSR Agreements is $49.1 billion, including $10.8 billion for which title has not transferred to Rithm and $1.9 billion for which Ocwen is subservicer and Rithm servicer of record. As the third-party consents required for title to the MSRs to transfer were not obtained by May 31, 2019, the New RMSR Agreements set forth a process under which Rithm’s $10.8 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the New RMSR Agreements, at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party in accordance with the terms of the New RMSR Agreements, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the New RMSR Agreements.
As stated above, Rithm has the right to terminate the $10.8 billion New RMSR Agreements for convenience, in whole but not in part, subject to approximately three months’ advance notice of termination at the end of the Second Term or the end of the then-applicable annual extended term. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure (a Substitute RMSR Arrangement) under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the New RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a Substitute RMSR Arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the Servicing Addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established,

Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
Note 9 — Receivables

	December 31,
	2022	2021
Servicing-related receivables:
Government-insured loan claims - Forward	$65.0	$90.6
Government-insured loan claims - Reverse	73.8	39.9
Due from custodial accounts	16.3	7.8
Servicing fees	6.4	6.7
Reimbursable expenses	5.3	6.1
Subservicing fees and reimbursable expenses - Due from Rithm	3.0	3.8
Receivable from sale of MSRs (holdback)	1.5	—
Subservicing fees, reimbursable expenses and other - Due from MAV	1.0	4.9
Other	3.2	1.2
	175.5	160.9
Income taxes receivable (1)	34.4	56.8
Due from MAV	0.6	1.0
Other receivables	4.6	3.8
	215.1	222.5
Allowance for losses	(34.3)	(41.7)
	$180.8	$180.7
(1)Includes $32.5 million at December 31, 2022 from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds, plus accrued interest, over a two-year period ending December 31, 2024.
At December 31, 2022 and 2021, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA-, VA- or USDA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $33.8 million and $41.5 million at December 31, 2022 and 2021, respectively.

Allowance for Losses - Government-Insured Loan Claims	Years Ended December 31,
	2022	2021	2020
Beginning balance	$41.5	$38.3	$56.9
Provision	12.5	14.4	18.1
Charge-offs and other, net	(20.2)	(11.3)	(36.7)
Ending balance	$33.8	$41.5	$38.3
Note 10 — Premises and Equipment

	December 31,
	2022	2021
Computer hardware	$25.6	$25.5
Operating lease ROU assets	21.0	22.9
Computer software	15.7	17.0
Leasehold improvements	5.3	13.8
Furniture and fixtures, office equipment and other	3.3	4.7
	70.9	83.8
Less accumulated depreciation and amortization	(50.7)	(70.2)
	$20.2	$13.7

Note 11 — Investment in Equity Method Investee and Related Party Transactions
Investment in MAV Canopy. On December 21, 2020, Ocwen entered into a transaction agreement (the Transaction Agreement) with Oaktree Capital Management L.P. and certain affiliates (collectively Oaktree) to form a strategic relationship to invest in MSRs exclusively subserviced by PMC. The parties initially agreed to invest their pro rata portions of up to an aggregate of $250.0 million in an intermediate holding company, MAV Canopy, held 15% by Ocwen and 85% by Oaktree.
On May 3, 2021, pursuant to the Transaction Agreement, Ocwen contributed 100% of its equity interest in MAV, which had total member’s equity and cash balances of approximately $5.0 million at the time of its contribution, to MAV Canopy. In exchange for its contribution, Ocwen received 15% equity interest of MAV Canopy plus $4.4 million cash consideration from MAV Canopy that was representative of the remaining 85% of MAV. MAV is a licensed mortgage servicing company approved to purchase GSE MSRs. PMC and MAV entered into a number of definitive agreements which govern the terms of their business relationship, summarized below.
On November 2, 2022, Ocwen and Oaktree entered into an agreement modifying certain terms relating to the capitalization, management and operations of MAV Canopy. Ocwen and Oaktree agreed to increase the aggregate capital contributions to MAV Canopy by up to $250.0 million through May 2, 2024 (in addition to the then contributed capital), subject to extension. Ocwen may elect to contribute its 15% pro rata share of the additional capital commitment. To the extent Ocwen does not contribute its pro rata share of the additional capital commitment, the ownership percentages held by Ocwen and Oaktree will be adjusted based on the parties’ current percentage interests, capital contributions and book value.
We account for our 15% investment in MAV Canopy under the equity method. Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Ocwen is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Ocwen is entitled to receive a specified portion of the distribution amount available (Promote Distribution), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on Oaktree member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of December 31, 2022, Ocwen has not recognized any such Promote Distribution income.
Subservicing Agreement. Effective May 3, 2021, PMC entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV in exchange for a per-loan subservicing fee and certain other ancillary fees. The subservicing agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. If either party terminates the agreement for cause, the other party is required to pay certain fees and costs. MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024. As of December 31, 2022, PMC subserviced a total $48.2 billion UPB on behalf of MAV, of which $26.1 billion MSR remains reported on the consolidated balance sheet of PMC - see below for information on MSR sales by PMC to MAV that do not achieve sale accounting. Effective March 1, 2022, PMC and MAV amended certain provisions of the subservicing agreement to adjust down the ancillary fee retained by PMC to enhance the competitiveness of MAV when buying MSRs and generate additional subservicing volume to PMC. The amendment resulted in a $14.1 million fair value loss (as a change in the present value of future contractual cash flows) on the Pledged MSR liability that is reported at fair value, reported within MSR valuation adjustments, net.
Joint Marketing Agreement and Recapture Agreement. Effective May 3, 2021, in conjunction with the subservicing agreement, PMC and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PMC is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. Under the agreements, the parties share the recapture benefits, whereby PMC realizes gains or losses on loans sold and MAV is delivered the recaptured MSR for no cash consideration. The joint marketing agreement and flow MSR sale agreement will continue until terminated by mutual agreement of the parties or for cause, as defined, or at the option of either party if the subservicing agreement is terminated. During 2022, PMC transferred UPB of $275.1 million under this agreement (nil in 2021).

Right of First Offer. Until such time as the MAV Canopy capital contributions have been fully funded, Ocwen and its affiliates may not acquire, without Oaktree’s prior written approval, GSE MSRs that meet certain underwriting and other criteria (such criteria are referred to as the “buy-box”) unless Ocwen notifies MAV of the opportunity and MAV does not pursue it by submitting a competitive bid to the MSR seller. In addition, until the earlier of (i) the time that MAV has been fully funded and (ii) May 3, 2024 (subject to two annual extensions by mutual agreement), if Ocwen seeks to sell any GSE MSRs that meet the buy-box, Ocwen must first offer such MSRs to MAV before initiating a sale process with a third party. If MAV does not accept Ocwen’s offer, Ocwen may sell the MSRs to a third party on terms no more favorable to the purchaser than those offered to MAV. The price at which Ocwen and its affiliates will offer MSRs to MAV will be based on the valuation of an independent third-party. This first offer provision does not apply to MSRs acquired by PMC prior to May 3, 2021. In addition, MAV must provide Ocwen with reciprocal first offer rights prior to selling certain GSE MSRs originated by PMC after October 1, 2022 that are acquired by MAV under its own first offer rights.
Forward Bulk Servicing Rights Purchase and Sale Agreement. On September 9, 2021, PMC and MAV entered into an MSR purchase and sale agreement whereby PMC sells MAV on a monthly basis certain Fannie Mae MSRs at the price acquired by PMC, subject to certain adjustments. During 2022 and 2021, PMC transferred MSRs with UPB of $6.6 billion and $4.3 billion, respectively, to MAV under this agreement.
Bulk Mortgage Servicing Rights Purchase and Sale Agreements. During 2022 and 2021, PMC transferred to MAV certain MSRs in bulk transactions for an aggregate UPB of approximately $0.6 billion and $20.7 billion, respectively.
The MSR sale transactions between PMC and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured borrowings. See Note 8 — Other Financing Liabilities, at Fair Value.
Administrative Services Agreement. Ocwen provides certain administrative services to MAV, including accounting, treasury, human resources, management information, MSR transaction management support, and certain licensing, regulatory and risk management support. Ocwen is entitled to a fee for such services, subject to an annual cap of $0.4 million.
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to its investment in MAV Canopy, the subservicing agreement by PMC and the other agreements described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree in 2021 as described in Note 13 — Borrowings, Note 15 — Stockholders’ Equity, and Note 18 — Interest Expense.
Note 12 — Other Assets

	December 31,
	2022	2021
Contingent loan repurchase asset	$289.9	$403.7
Prepaid expenses	19.8	21.5
Intangible assets, net (net of accumulated amortization of $5.0 million and $0.7 million)	14.7	14.3
REO	9.8	10.1
Derivatives, at fair value	7.7	21.7
Prepaid lender fees, net	7.7	7.2
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	15.2
Deferred tax assets, net	2.6	3.3
Derivative margin deposit	1.5	2.0
Security deposits	0.8	1.2
Other	4.7	7.1
	$364.2	$507.3
Intangible assets, net are primarily comprised of a reverse subservicing contract intangible asset with an unamortized balance of $14.1 million and $13.7 million at December 31, 2022 and 2021, respectively. On October 1, 2021, PMC completed a transaction with MAM (RMS) and its then parent to acquire certain assets related to reverse mortgage subservicing, including subservicing contracts with various clients, including MAM (RMS) (five-year term). Substantially all of the fair value of the assets acquired in the above transactions was concentrated in a single asset, specifically the subservicing contract intangible assets; accordingly, we have accounted for these transactions as an asset acquisition. We recorded a subservicing intangible asset upon acquisition based on relative fair value allocation with the assumption of a liability for curtailments. On April 1,

2022, PMC boarded additional reverse mortgage loans onto our servicing platform under the agreement with MAM (RMS), resulting in an additional subservicing contract intangible asset and liability for curtailments.
Note 13 — Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Maturity (1)	Amort. Date (1)	Total	Available (2)	2022	2021
Advance Receivables Backed Notes - Series 2015-VF5 (3)	Aug. 2053	Aug. 2023	$450.0	$27.5	$422.5	$14.2
Advance Receivables Backed Notes, Series 2020-T1 (4)	N/A	N/A	—	—	—	475.0
Total Ocwen Master Advance Receivables Trust (OMART)			450.0	27.5	422.5	489.2
Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (5)	Aug. 2053	Aug. 2023	90.0	—	90.0	23.1
EBO Advance facility (6)	May 2026	NA	14.4	13.2	1.2	—
			$554.4	$40.7	$513.7	$512.3

Weighted average interest rate (7)					7.09%	1.54%
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
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At December 31, 2022, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
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
(5)Interest is computed based on the lender’s cost of funds plus applicable margin. On January 31, 2022, we amended the Ocwen Freddie Advance Funding (OFAF) advance facility to include Fannie Mae advances as eligible collateral and renamed the facility Ocwen GSE Advance Funding (OGAF). On August 26, 2022, the amortization date of the facility was extended to August 25, 2023, the committed borrowing capacity was increased from $40.0 million to $50.0 million and the interest rate margin was modified. On November 30, 2022, the committed borrowing capacity was further increased to $90.0 million.
(6)On May 2, 2022, we entered into a loan and security agreement and issued a $1.7 million promissory note to the lender. The facility has total uncommitted borrowing capacity of $14.4 million to finance the acquisition of advances in connection with the early buyout of certain fixed-rate, fully-amortizing FHA-insured residential mortgage loans, at an interest rate of 1M Term Secured Overnight Financing Rate (SOFR) plus applicable margin. At December 31, 2022, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(7)1ML was 4.39% and 0.10% at December 31, 2022 and 2021, respectively. 1M Term SOFR was 4.36% and 0.05% at December 31, 2022 and 2021, respectively. The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees, is computed using the outstanding balance of each respective note and its interest rate at the financial statement date. At December 31, 2022 and 2021, the balance of unamortized prepaid lender fees was $2.3 million and $1.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Warehouse Facilities			Available Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	2022	2021
Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	August 2023	$32.8	$—	$142.2	$109.4
Master repurchase agreement (3)	LHFS and Loans held for investment (LHFI)	February 2023	250.0	99.7	100.3	160.9
Master repurchase agreement (4)	LHFS	N/A	50.0	—	—	—
Participation agreement (5)	LHFS	June 2023	185.7	—	64.3	45.2
Master repurchase agreement (5)	LHFS and LHFI	June 2023	—	146.9	26.1	1.8
Master repurchase agreement	LHFS	June 2023	—	1.0	—	—
Mortgage warehouse agreement (6)	LHFS and LHFI	March 2023	—	42.2	7.8	11.8
Mortgage warehouse agreement (7)	LHFS and LHFI	March 2023	159.8	—	44.2	87.8
Mortgage warehouse agreement (8)	LHFS and Receivables	(8)	208.1	—	21.9	192.0
Master repurchase agreement (9)	LHFS	(9)	—	—	—	459.3
Loan and security agreement (10)	LHFS and Receivables	March 2023	—	42.8	7.2	16.8
Master repurchase agreement (11)	LHFS	April 2023	211.2	—	288.8	—
Total Mortgage loan warehouse facilities			$1,097.6	$332.6	$702.7	$1,085.1

Weighted average interest rate (12)					5.74%	2.61%
(1)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, $11.1 million of the available borrowing capacity could be used at December 31, 2022 based on the amount of eligible collateral that could be pledged.
(2)On June 29, 2022, the interest rate was modified from 1ML plus applicable margin to 1M Term SOFR plus applicable margin. On July 29, 2022, the total maximum borrowing under this agreement was reduced from $275.0 million to $175.0 million. The borrowing available on a committed basis was reduced to $50.0 million and uncommitted capacity was increased to $125.0 million. On August 31, 2022, along with maturity date extension, the applicable interest rate margins were modified.
(3)On December 9, 2022, along with maturity date extension, the interest rate was modified from 1ML plus applicable margin to 1M Term SOFR plus applicable margin and specified margin adjustment (effective from November 14, 2022). On February 9, 2023, we voluntarily allowed the facility to mature and reduced the borrowed amount on the facility to zero.
(4)This agreement has no stated maturity date and interest is based on the SOFR, plus applicable margin, with a SOFR floor.
(5)On September 16, 2022, the uncommitted borrowing capacity under the participation agreement of $150.0 million was increased to $250.0 million. On June 23, 2022, along with the maturity date extension, the interest rate on the participation agreement was modified to the greater of the stated interest rate of the mortgage loans less an agreed upon servicing fee percentage or the 1M Term SOFR, plus the applicable margin. The previous interest rate was the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor for new originations. Effective February 9, 2023, the uncommitted borrowing capacity was increased to $350.0 million through June 22, 2023.
On June 23, 2022, the committed borrowing capacity under the repurchase agreement was increased from $100.0 million to $173.0 million. Also on June 23, 2022, along with the maturity date extension, the interest rate was modified to 1M Term SOFR plus applicable margin, with an interest rate floor for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean-up loans. The previous interest rate was the stated interest rate of the mortgage loans, less applicable margin with an interest rate floor for new originations and less applicable margin with an interest rate floor for Ginnie Mae modifications, Ginnie Mae buyouts and RMBS bond clean-up loans.
The participation and repurchase agreements allow the lender to acquire a 100% beneficial interest in the underlying mortgage loans.
(6)During 2022, the interest rate was modified from 1ML plus applicable margin to 1M Term SOFR plus applicable margin, with an interest rate floor.
(7)On February 20, 2022, the interest rate for this facility was modified from 1ML plus applicable margin to 1M Term SOFR plus applicable margin, with an interest rate floor.
(8)The total borrowing capacity of this facility, all of which is uncommitted, was increased from $200.0 million to $250.0 million on January 5, 2022. The agreement has no stated maturity date, however each transaction has a maximum duration of four years. The cost of this line is set at each transaction date and is based on the interest rate and type of the collateral. On May 2, 2022, the facility capacity was reduced to $230.0 million simultaneous with establishing the EBO advance facility.
(9)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. See Note 2 — Securitizations and Variable Interest Entities for additional information. Each certificate is renewed monthly and the interest rate for this facility is 1ML plus applicable margin. During 2022, we voluntarily reduced the trust certificates by $450.0 million.
(10)This revolving facility agreement is secured by eligible HECM loans that are active buyouts (ABO), as defined in the agreement. On April 29, 2022, along with maturity date extension, the interest rate was modified from Prime Rate plus applicable margin (with an interest rate floor) to 1M Term SOFR plus applicable margin, with an interest rate floor.
(11)On April 11, 2022, we entered into a warehouse line (master repurchase agreement) with a total borrowing capacity of $350.0 million, of which $100.0 million is committed, to finance loans held for sale and loans held for investment at an interest rate of daily simple SOFR plus applicable margin. On January 19, 2023, the temporary increase of the uncommitted capacity to $400.0 million was further extended through April 30, 2023.
(12)1ML was 4.39% and 0.10% at December 31, 2022 and 2021, respectively. Prime Rate was 3.25% at December 31, 2021. 1M Term SOFR was 4.36% and 0.05% at December 31, 2022 and 2021, respectively. The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At December 31, 2022 and 2021, unamortized prepaid lender fees were $0.5 million and $1.2 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities, net			Available Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	2022	2021
Agency MSR financing facility (2)	MSRs	June 2023	$—	$140.2	$309.8	$317.5
Ginnie Mae MSR financing facility (3)	MSRs, Advances	April 2023	17.1	—	157.9	131.7
Ocwen Excess Spread-Collateralized Notes, Series 2019/2022-PLS1 (4)	MSRs	February 2025	—	—	56.7	41.7
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	February 2028	—	—	33.4	39.5
Agency MSR financing facility - revolving loan (6)	MSRs	December 2025	—	3.2	396.8	277.1
Agency MSR financing facility - term loan (6)	MSRs	N/A	—	—	—	94.2
Total MSR financing facilities			$17.1	$143.4	$954.6	$901.7

Unamortized debt issuance costs - PLS Notes and Agency MSR financing - term loan (7)					(0.8)	(0.9)
Total MSR financing facilities, net					$953.8	$900.8

Weighted average interest rate (8) (9)					7.31%	3.71%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, none of the available borrowing capacity could be used at December 31, 2022 based on the amount of eligible collateral that could be pledged.
(2)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. On June 30, 2022, along with the maturity date extension, the maximum amount which we may borrow pursuant to the repurchase agreements was increased to $450.0 million (from $350.0 million) on a committed basis and the interest rate was modified from 1ML plus applicable margin to 1M Term SOFR plus applicable margin. See Note 2 — Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under these facilities.
(3)In connection with this facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and servicing advances and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Ocwen guarantees the obligations of PMC under the facility. See (2) above regarding daily margining requirements. On February 28, 2022, along with the maturity date extension, the borrowing capacity was increased from $150.0 million to $175.0 million ($50.0 million available on a committed basis) and the interest rate was modified from 1ML plus applicable margin to adjusted daily simple SOFR plus applicable margin (with an adjusted SOFR floor). Effective February 28, 2023, the maturity date of this facility was extended to April 28, 2023 and the borrowing capacity was increased to $200.0 million ($50.0 million available on a committed basis).
(4)The single class PLS Notes are an amortizing debt instrument with an initial principal amount of $100.0 million and a fixed interest rate of 5.07%. The PLS Notes are issued by a trust (PLS Issuer) that is included in our consolidated financial statements, and PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. On March 15, 2022, we replaced the existing notes (Series 2019-PLS1) with a new series of notes at an initial principal amount of $75.0 million and a fixed interest rate of 5.114%. The principal balance amortizes in accordance with a predetermined schedule subject to modification under certain events, with a final payment due in February 2025. See Note 2 — Securitizations and Variable Interest Entities for additional information.
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
(6)This facility originally included a $135.0 million term loan and a $285.0 million revolving loan secured by a lien on certain of PMC’s Agency MSRs. See (2) above regarding daily margining requirements. On September 1, 2022, the interest rate for this facility was modified from 1-year swap rate plus applicable margin to 1M Term SOFR plus applicable margin, with an interest rate floor. On November 29, 2022, along with the maturity date extension, the term loan was repaid and the revolving loan capacity was increased to $400.0 million. Any outstanding borrowings on the revolving loan will convert into a term loan upon the two-year anniversary of the November 2022 amendment.
(7)At December 31, 2022 and 2021, unamortized prepaid lender fees related to revolving type MSR financing facilities were $4.9 million and $4.7 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate at December 31, 2022 and December 31, 2021, excluding the effect of the amortization of debt issuance costs and prepaid lender fees.
(9)1ML was 4.39% and 0.10% at December 31, 2022 and 2021, respectively. The 1-year swap rate was 0.19% at December 31, 2021. 1M Term SOFR was 4.36% and 0.05% at December 31, 2022 and December 31, 2021, respectively.
Senior Secured Term Loan, net
On March 4, 2021, we repaid in full the $185.0 million outstanding principal balance of our Senior Secured Term Loan (SSTL). The prepayment resulted in our recognition of an $8.4 million loss on debt extinguishment, including a prepayment premium of 2% of the outstanding principal balance, or $3.7 million.

Senior Notes			Outstanding Balance at December 31,
	Interest Rate (1)	Maturity	2022	2021
PMC Senior Secured Notes	7.875%	March 2026	$375.0	$400.0
OFC Senior Secured Notes (due to related parties)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285.0	285.0
Principal balance			660.0	685.0
Discount (2)
PMC Senior Secured Notes			(1.3)	(1.8)
OFC Senior Secured Notes (3)			(47.3)	(54.2)
			(48.6)	(55.9)
Unamortized debt issuance costs (2)
PMC Senior Secured Notes			(4.3)	(5.7)
OFC Senior Secured Notes			(7.5)	(8.6)
			(11.8)	(14.3)
			$599.6	$614.8
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
In 2022, we repurchased a total of $25.0 million of the PMC Senior Secured Notes in the open market for a price of $23.6 million, and recognized a $0.9 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
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
On May 3, 2021, Ocwen issued to Oaktree the second tranche of the OFC Senior Secured Notes in an aggregate principal amount of $85.5 million with an OID of $10.5 million. Concurrent with the issuance of the second tranche of OFC Senior Secured Notes, Ocwen issued to the Oaktree Investors shares and warrants to purchase shares of its common stock. The $68.0 million proceeds were allocated to the OFC Senior Secured Notes on a relative fair value basis resulting in an initial discount. See Note 15 — Stockholders’ Equity for additional information regarding the issuance of common stock and warrants.
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
Prior to March 4, 2026, we are permitted to redeem the OFC Senior Secured Notes in whole or in part at any time at a redemption price equal to par, plus a make-whole premium, plus accrued and unpaid interest. The make-whole premium represents the present value of all scheduled interest payments due through March 4, 2026. On and after March 4, 2026, we will be permitted to redeem the OFC Senior Secured Notes in whole or in part at any time at a redemption price equal to par plus accrued and unpaid interest.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. At December 31, 2022, and affirmed on January 24, 2023, the S&P issuer credit rating for Ocwen was “B-”. On January 24, 2022, S&P raised the assigned rating of the PMC Senior Secured Notes from “B-” to ‘B’ and maintained a stable issuer outlook citing improved profitability and an increase in assets. On January 24, 2023, S&P affirmed the “B” rating. Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Stable from Negative on February 24, 2021. On August 15, 2022, Moody’s reaffirmed PMC’s long-term corporate family ratings of Caa1 and revised their outlook to Positive from Stable. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at December 31, 2022 is a minimum of $300.0 million tangible net worth for both Ocwen and PMC, as defined in certain of our mortgage warehouse, MSR financing and advance financing facilities agreements. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at December 31, 2022 is for a minimum of $75.0 million for both Ocwen consolidated liquidity and PMC consolidated liquidity, as defined, under certain of our MSR financing facilities and mortgage warehouse agreements. The minimum tangible net worth and liquidity requirements at PMC are subject to the minimum requirement set forth by the Agencies. See Note 23 — Regulatory Requirements.
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

Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at December 31, 2022:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$208.0	$—	$—	$208.0
Restricted cash	66.2	66.2	—	—
Loans held for sale	622.7	592.4	572.4	30.3
Loans held for investment - securitized (2)	7,392.6	7,392.6	7,326.8	—
Loans held for investment - unsecuritized	111.5	67.5	60.9	44.0
MSRs (3)	1,710.6	1,725.8	1,115.9	—
Advances, net	718.9	667.2	551.4	51.7
Receivables, net	180.8	67.0	65.7	113.8
REO	9.8	4.3	3.8	5.5
Total (4)	$11,021.1	$10,582.9	$9,696.8	$453.4
(1)Certain assets are pledged as collateral to the PMC Senior Secured Notes and OFC Senior Secured (second lien) Notes.
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
The OFC Senior Secured Notes due 2027 have a second lien priority on specified security interests, as defined under the OFC Senior Secured Note Agreement and listed in the table below, and have a priority lien on the following assets: investments by OFC in subsidiaries not guaranteeing the PMC Senior Secured Notes, including PHH and MAV; cash and investment accounts at OFC; and certain other assets, including receivables.

As of December 31, 2022
Specified net servicing advances	$228.1
Specified deferred servicing fee	3.7
Specified MSR value less borrowings	690.4
Specified unrestricted cash balances	124.1
Specified advance facility reserves	15.8
Specified loan value	99.7
Specified residual value	—
Total	$1,161.7

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

	Expected Maturity Date (1) (2)
	2023	2024	2025	2026	2027	Thereafter	Total Balance	Fair Value
Advance match funded liabilities	$512.5	$—	$—	$1.2	$—	$—	$513.7	$513.7
Mortgage loan warehouse facilities	702.7	—	—	—	—	—	702.7	702.7
MSR financing facilities	485.2	13.8	422.2	—	—	33.4	954.6	932.1
Senior notes	—	—	—	375.0	285.0	—	660.0	555.2
	$1,700.5	$13.8	$422.2	$376.2	$285.0	$33.4	$2,831.0	$2,703.7
(1)Amounts are exclusive of any related discount, unamortized debt issuance costs or fair value adjustment.
(2)For match funded liabilities, the Expected Maturity Date is the date on which the revolving period ends for each advance financing facility note and repayment of the outstanding balance must begin if the note is not renewed or extended.
Our MSR financing facilities provide funding based on an advance rate of MSR value that is subject to periodic mark-to-market valuation adjustments. In the normal course, MSR value is expected to decline over time due to runoff of the loan balances in our servicing portfolio. As a result, we anticipate having to repay a portion of our MSR debt over a given time period. The requirements to repay MSR debt including those due to unfavorable fair value adjustment, for example due to a decline in market interest rates, may require us to allocate a substantial amount of our available liquidity or future cash flows to meet these requirements.

Note 14 — Other Liabilities

	December 31,
	2022	2021
Contingent loan repurchase liability	$289.9	$403.7
Other accrued expenses	75.9	104.9
Due to Rithm - Advance collections and servicing fees	64.4	76.6
Checks held for escheat	48.1	44.9
Liability for indemnification obligations	43.8	51.2
Accrued legal fees and settlements	42.2	44.0
Servicing-related obligations	40.1	32.4
Lease liability	16.6	16.8
Derivatives, at fair value	15.7	3.1
MSR purchase price holdback	13.9	32.6
Accrued interest payable	13.7	12.0
Liability for uncertain tax positions	10.9	14.7
Income taxes payable	6.2	—
Derivative related payables	6.0	3.7
Liability for unfunded India gratuity plan	5.9	6.3
Mortgage insurance premium payable	5.0	5.1
Liability for unfunded pension obligation	3.4	4.2
Excess servicing fee spread payable	3.4	—
Due to MAV	0.2	2.1
Other	3.2	9.2
	$708.5	$867.5

Accrued Legal Fees and Settlements	Years Ended December 31,
	2022	2021	2020
Beginning balance	$44.0	$38.9	$30.7
Accrual for probable losses (1)	6.6	9.4	26.5
Payments (2)	(6.9)	(5.5)	(14.8)
Net increase (decrease) in accrued legal fees	(1.5)	1.2	(3.4)
Other	—	—	0.1
Ending balance	$42.2	$44.0	$38.9
(1)Consists of amounts accrued for probable losses in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the consolidated statements of operations.
(2)Includes cash payments made in connection with resolved legal and regulatory matters.
Note 15 — Stockholders’ Equity
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
As disclosed in Note 13 — Borrowings, concurrent with the issuance of the OFC Senior Secured Notes on March 4, 2021, Ocwen issued to Oaktree warrants to purchase 1,184,768 shares of its common stock (which amount, upon exercise of the warrants, would be equal to 12% of Ocwen’s outstanding common stock as of the date of issuance of such warrants) at an exercise price of $26.82 per share, subject to antidilution adjustments. The warrants may be exercised at any time from the date of issuance through March 4, 2027, in cash or pursuant to a cashless exercise, as defined. On March 4, 2021, the $16.5 million allocated fair value of the warrants was reported as Additional Paid-in Capital in our consolidated balance sheet, net of allocated debt issuance costs of $0.8 million.
On May 3, 2021, concurrent with the issuance of the second tranche of OFC Senior Secured Notes described above, and in connection with the closing of the Transaction Agreement dated December 21, 2020 and disclosed in Note 11 — Investment in Equity Method Investee and Related Party Transactions, we issued to Oaktree 426,705 shares of our common stock, representing 4.9% of our then outstanding common stock, at a price per share of $23.15 for an aggregate purchase price of $9.9 million, and warrants to purchase 261,248 shares of our common stock (which amount was equal to 3% of Ocwen’s outstanding common stock as of the date of issuance of such warrants) at a price per share of $24.31 in consideration of the transaction. The warrants may be exercised at any time from the date of issuance through May 3, 2025, in cash or pursuant to a cashless exercise, as defined. On May 3, 2021, the $12.6 million allocated fair value of the common stock and $4.3 million allocated fair value of the warrants was reported as Common stock, at par value of the shares issued, and Additional Paid-in Capital in our consolidated balance sheet, net of allocated debt issuance costs of $0.5 million.
Pursuant to a registration rights agreement with Oaktree, we registered for resale the issued shares of common stock and the shares of common stock issuable upon exercise of the warrants described above in a Registration Statement on Form S-3 filed with the SEC on August 30, 2022.
On May 20, 2022, Ocwen’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $50.0 million of Ocwen’s issued and outstanding shares of common stock. The repurchase program is intended to qualify for the affirmative defense provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Prior to the expiration of the program on November 20, 2022, we completed the repurchase of 1,750,557 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price of $50.0 million (including commissions) at an average price per share of $28.53. The repurchased shares were retired in tranches throughout the term of the program.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows:

	December 31,
	2022	2021
Unfunded pension plan obligation, net	$2.1	$1.9
Unrealized losses on cash flow hedges, net	0.5	0.6
Other	(0.1)	(0.1)
	$2.5	$2.4

Note 16 — Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the years ended December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Maturities	Notional	Fair Value	Maturities	Notional	Fair Value
Derivative Assets (Other assets)
Forward sales of Reverse loans	January 2023	$20.0	$0.1	February 2022	$175.0	$0.4
Forward loans IRLCs	N/A	—	—	January - April 2022	1,022.0	16.1
Reverse loans IRLCs	January 2023	13.8	0.6	January 2022	63.3	2.0
TBA forward MBS trades	January - March 2023	804.0	6.6	January - March 2022	587.0	0.9
Forward sales of Forward loans	January 2023	100.0	0.4	N/A	—	—
Interest rate swap futures	N/A	—	—	March 2022	792.5	1.7
Interest rate option contracts	N/A	—	—	January 2022	125.0	0.5
Total		$937.8	$7.7		$2,764.8	$21.7

Derivative Liabilities (Other liabilities)
Forward loans IRLCs	January - April 2023	$540.1	$(1.3)	N/A	$—	$—
Forward sales of Reverse loans	January 2023	20.0	(0.1)	N/A	—	—
TBA forward MBS trades	January - February 2023	85.0	(0.7)	January - March 2022	1,195.0	(1.2)
Interest rate swap futures	January 2023	670.0	(13.6)	N/A	—	—
Interest rate option contracts	N/A	—	—	February 2022	450.0	(0.8)
Other	N/A	56.4	(0.1)	N/A	—	(1.1)
Total		$1,371.4	$(15.7)		$1,645.0	$(3.1)

The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Years Ended December 31,
Gain (Loss)	2022	2021	2020	Financial Statement Line
Derivative Instruments
Forward loans IRLCs	$(17.4)	$(6.2)	$17.5	Gain on loans held for sale, net
Reverse loans IRLCs	(1.4)	1.5	0.3	Gain on reverse loans held for investment and HMBS-related borrowings, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	101.3	1.5	—	Gain on loans held for sale, net (Economic hedge)
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	0.4	—	—	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures and TBA forward MBS trades	—	—	(10.1)	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging reverse pipeline trades)	(0.3)	—	—	Gain on reverse loans held for investment and HMBS-related borrowings, net
Interest rate swap futures, TBA trades and interest rate option contracts	(106.9)	(9.5)	27.5	MSR valuation adjustments, net
Forward sales of Reverse loans	(0.3)	0.4	—	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	—	—	0.1	Gain on loans held for sale, net
Other	1.0	(1.1)	—	Other, net
Total	$(23.5)	$(13.3)	$35.3
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
Through May 2021, management implemented a macro-hedging strategy to reduce the volatility of the MSR portfolio attributable to interest rate changes. As a general matter, the impact of interest rates on the fair value of our MSR portfolio is naturally offset by other exposures, including our loan pipeline and our economic MSR value embedded in our reverse mortgage loan portfolio. Our hedging strategy was targeted at mitigating the residual exposure, which we referred to as our net MSR portfolio exposure. We defined our net MSR portfolio exposure as follows:
•our more interest rate-sensitive Agency MSR portfolio,
•less the Agency MSRs subject to our agreements with Rithm (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the unsecuritized reverse mortgage loans and tails classified as held for investment,
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings, and
•less the net value of our held for sale loan portfolio and lock commitments (pipeline).
Effective May 2021, management started hedging its MSR portfolio and its pipeline separately (see below for further description of pipeline hedging), effectively ending the macro-hedge strategy previously in place. Under the revised MSR hedging strategy, the interest-rate sensitive MSR portfolio exposure is now defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with MAV, Rithm and others (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings.
The objective of our MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is subject to lower and upper thresholds, as modeled. As of December 31, 2022, a minimum 25% and 30% hedge coverage ratios were required for interest rate declines less than, and more than 50 basis points, respectively. Prior to September 30, 2022, the hedge coverage ratio was required to remain within a minimum of 40% and maximum of 60%. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness of our interest rate hedging strategy.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net and Gain on loans held for sale, net to reflect the performance of these economic hedging strategies in the appropriate segments (See Note 22 — Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 55 to 75 days and our commitments to correspondent sellers for 7 days. Loans held for sale are generally funded and sold within 3 to 20 days. This interest rate exposure was not individually hedged until May 2021, but rather used as an offset to our MSR exposure and managed as part of our MSR macro-hedging strategy described above. Effective May 2021, we implemented a new pipeline hedging strategy, whereby the interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations.
EBO and Loan Modification Hedging – Loans Held for Sale, at fair value
Effective February 2022, management started hedging certain Ginnie Mae EBO loans as well as loans in process of modification pending redelivery/re-securitization to manage interest rate risk. Such interest rate exposure on these loans held for sale accounted for at fair value is economically hedged using forward trades of TBAs. Changes in fair value of these derivative instruments are reported as gain or loss on economic hedge instruments within Gain on loans held for sale, net in our consolidated statements of operations. Beginning June 2022, management started hedging the in-process GNMA modification pipeline as well.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions, we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We currently do not hedge our foreign currency exposure with derivative instruments. Foreign currency remeasurement exchange gains (losses) were $(0.1) million, $0.3 million and $(1.0) million during the years ended December 31, 2022, 2021 and 2020, respectively, and are reported in Other, net in the consolidated statements of operations.

Note 17 — Interest Income

	Years Ended December 31,
	2022	2021	2020
Loans held for sale	$43.9	$25.9	$13.9
Interest earning cash deposits and other	1.7	0.5	2.1
	$45.6	$26.4	$16.0
Note 18 — Interest Expense

	Years Ended December 31,
	2022	2021	2020
OFC Senior Secured Notes (1)	$42.1	$31.7	$—
PHH and PMC senior notes	31.8	31.9	26.6
Mortgage loan warehouse facilities	37.8	30.6	15.2
MSR financing facilities	47.0	26.0	15.9
Advance match funded liabilities	19.8	14.2	24.1
SSTL	—	3.0	20.5
Escrow	7.5	6.5	7.0
	$186.0	$144.0	$109.4
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $7.9 million and $5.0 million for the years ended December 31, 2022 and 2021, respectively.
Note 19 — Income Taxes
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
Based on information available at the time, we estimated that modifications to the tax rules for the carryback of NOLs and business interest expense limitations would result in U.S. and USVI federal net tax refunds of approximately $62.6 million and $1.4 million, respectively, and as such we recognized an income tax benefit, net of related uncertain tax positions, of $64.0 million in our consolidated financial statements for the year ended December 31, 2020. We recognized an additional $12.6 million of income tax benefit in our financial statements for the year ended December 31, 2021 as we refined estimates and received resolution on uncertainties related to our CARES Act claims. During the years ended December 31, 2022, 2021 and 2020, we collected $11.3 million, $24.6 million and $51.4 million, respectively, which represents the tax refunds associated with the NOLs generated in 2018, 2019 and 2020 carried back to prior tax years.
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
For income tax purposes, the components of income (loss) from continuing operations before taxes were as follows:

	Years Ended December 31,
	2022	2021	2020
Domestic	$14.0	(13.9)	(118.0)
Foreign	10.9	9.5	12.4
	$24.9	$(4.4)	$(105.7)

The components of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$0.2	$(20.1)	$(67.1)
State	(0.8)	(1.3)	0.3
Foreign	(0.2)	1.6	2.6
	(0.8)	(19.8)	(64.2)
Deferred:
Federal	4.7	(2.3)	(26.0)
State	(0.7)	—	(2.1)
Foreign	0.6	0.2	(1.4)
Provision for (reversal of) valuation allowance on deferred tax assets	(3.9)	2.3	28.2
	0.7	0.2	(1.3)
Other	(0.7)	(2.8)	—
Total	$(0.8)	$(22.4)	$(65.5)
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
Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate as follows:

	Years Ended December 31,
	2022	2021	2020
Expected income tax expense (benefit) at statutory rate	$5.2	$(0.9)	$(22.2)
Differences between expected and actual income tax expense:
CARES Act	(0.1)	(12.6)	(79.0)
Provision for (reversal of) valuation allowance on deferred tax assets	(3.9)	2.3	28.2
Provision for (reversal of) liability for uncertain tax positions	(3.4)	(8.7)	13.1
Interest on refund claims due from tax authorities	(0.7)	(2.8)	—
Other provision to return differences	(0.2)	(1.0)	(3.3)
Foreign tax differential including effectively connected income (1)	2.3	1.4	(2.5)
State tax, after Federal tax benefit	(0.3)	0.2	(1.4)
Benefit of state NOL carryback claims and amended return filings	(1.2)	(1.8)	—
Executive compensation disallowance	1.6	1.4	0.6
Excess tax benefits from share-based compensation	(0.4)	(0.5)	0.4
Other permanent differences	0.1	0.2	0.4
Foreign tax credit (generation) utilization	0.1	—	—
U.S. Tax Reform - Global Intangible Low-Taxed Income (GILTI) inclusion	0.1	0.2	0.2
Other	—	0.2	0.1
Actual income tax expense (benefit)	$(0.8)	$(22.4)	$(65.5)

Net deferred tax assets were comprised of the following:

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards - federal and foreign	$107.9	$54.6
Net operating loss carryforwards and credits - state and local	90.3	70.7
Interest expense disallowance	72.6	39.3
Reserve for servicing exposure	5.7	6.8
Accrued legal settlements	10.0	9.9
Partnership losses	5.4	8.6
Stock-based compensation expense	10.4	9.9
Accrued incentive compensation	3.7	6.7
Accrued other liabilities	5.4	5.9
Lease liabilities	1.0	2.5
Intangible asset amortization	6.3	5.0
Foreign deferred assets	3.2	3.8
Tax residuals and deferred income on tax residuals	1.5	1.5
Bad debt and allowance for loan losses	8.2	4.0
Other	4.1	5.1
	335.7	$234.1
Deferred tax liabilities
Mortgage servicing rights amortization	153.1	57.3
Other	1.5	1.3
	154.6	58.6
	181.1	175.4
Valuation allowance	(178.5)	(172.1)
Deferred tax assets, net	$2.6	$3.3
As of December 31, 2022, we had a deferred tax asset, net of deferred tax liability, of $181.1 million including $177.5 million in the U.S. As of December 31, 2021, we had a deferred tax asset, net of deferred tax liability, of $175.4 million including $171.1 million in the U.S.
Valuation Allowances
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. The U.S. jurisdiction is in a three-year cumulative loss position as of December 31, 2022. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a full valuation allowance of $177.5 million and $171.1 million on our U.S. net deferred tax assets at December 31, 2022 and 2021, respectively. These U.S. jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our net deferred tax assets in the U.S. until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Net Operating Loss Carryforwards
At December 31, 2022, we had U.S. federal NOL carryforwards of $510.4 million, and state NOL and tax credit carryforwards valued at $90.3 million.
These U.S. federal and state NOL carryforwards will expire beginning 2023 through 2042 with U.S. federal NOLs generated after 2017 never expiring. We believe that it is more likely than not that the benefit from certain U.S. federal and state

NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $107.2 million and $90.3 million on the deferred tax assets relating to the U.S. federal and state NOL carryforwards, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2022 will be accounted for as a reduction of income tax expense. Additionally, $334.5 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we have, therefore, reflected the tax-effect of this attribute as a $12.9 million income taxes receivable. We also have U.S. capital loss carryforwards of $7.2 million at December 31, 2022 against which a valuation allowance has been recorded.
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
Uncertain Tax Positions
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2018 through the present, our USVI corporate tax return for the years ended December 31, 2019 through the present, and our India corporate tax returns for the years ended March 31, 2010 through the present. During 2021, we concluded our audit in the USVI jurisdiction for tax years 2013 - 2016 related to the carryback of losses generated in 2015 and 2016 to tax years 2013 and 2014, respectively, without any adjustment, and in December 2022, we executed a closing agreement with the BIR that calls for payment of the income tax refunds, plus accrued interest, over a two-year period ending December 31, 2024.
A reconciliation of the beginning and ending amounts of the total unrecognized tax benefits for uncertain tax position is as follows:

	Years Ended December 31,
	2022	2021	2020
Beginning balance	$11.5	$20.6	$10.6
Additions for tax positions of current year	—	—	—
Additions for tax positions of prior years	—	0.2	15.2
Reductions for tax positions of prior years	—	(6.4)	(0.2)
Reductions for settlements	(2.1)	(0.6)	(3.1)
Lapses in statute of limitations	(0.7)	(2.4)	(1.9)
Ending balance (1)	$8.7	$11.5	$20.6
(1)At December 31, 2022 and 2021, $8.7 million and $11.3 million, respectively, of the balance is included in the Liability for uncertain tax positions in Other liabilities, with $0.2 million at December 31, 2021 included as a reduction of Income taxes receivable in Receivables.
We recognized total interest and penalties of $(1.0) million, $0.1 million and $(1.6) million as income tax expense or (benefit) in 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, accruals for interest and penalties were $2.2 million and $3.4 million, respectively, and are included in the Liability for uncertain tax positions in Other liabilities. As of December 31, 2022 and 2021, we had unrecognized tax benefits for uncertain tax positions, excluding accrued interest and penalties, of $8.7 million and $11.5 million, respectively, all of which if recognized would affect the effective tax rate.
It is reasonably possible that there could be a change in the amount of our unrecognized tax benefits within the next 12 months due to activities of the Internal Revenue Service or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations.
Undistributed Foreign Earnings and Non-U.S. Jurisdictions
As of December 31, 2022, we have recognized a deferred tax liability of $0.7 million for foreign subsidiary undistributed earnings. We do not consider our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S.

Note 20 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For 2020, we have excluded the effect of all stock options and common stock awards from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Years Ended December 31,
	2022	2021	2020
Basic earnings (loss) per share
Net income (loss)	$25.7	$18.1	$(40.2)

Weighted average shares of common stock outstanding	8,647,399	9,021,975	8,748,725

Basic earnings (loss) per share	$2.97	$2.00	$(4.59)

Diluted earnings (loss) per share
Net income (loss)	$25.7	$18.1	$(40.2)

Weighted average shares of common stock	8,647,399	9,021,975	8,748,725

Effect of dilutive elements
Contingent issuance of common stock	—	38,685	—
Common stock warrants	158,542	152,208	—
Stock option awards	18	60	—
Common stock awards	191,347	169,539	—
Dilutive weighted average shares of common stock	8,997,306	9,382,467	8,748,725

Diluted earnings (loss) per share	$2.85	$1.93	$(4.59)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	222,602	143,593	199,079
Market-based (2)	62,867	87,509	125,395
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.
Note 21 — Employee Compensation and Benefit Plans
We maintain defined contribution plans to provide post-retirement benefits to our eligible employees and one non-contributory defined benefit pension plan which is frozen and covers certain eligible active and former employees. We also maintain additional incentive compensation plans for certain employees. We designed these plans to facilitate a pay-for-performance culture, further align the interests of our officers and key employees with the interests of our shareholders and to assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.
Defined Contribution Savings Plans
We sponsor defined contribution savings plans for eligible employees in the U.S (401(k) plans) and India (Provident Fund).
Contributions of participating employees to the plans are matched on the basis specified by these plans. For the 401(k) plans, we match 50% of the first 6% of each eligible participant’s contribution to the 401(k) plans with maximum aggregate matching of $9,150 for 2022. For the Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary. Employers are not required to make contributions beyond this minimum.

Our contributions to these plans were $5.0 million, $5.1 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Defined Benefit Pension Plans
As of December 31, 2022, Ocwen sponsors a non-contributory defined benefit pension plan for which benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the Plan. Two defined benefit pension plans were assumed as part of business acquisitions and merged in 2022. The Plans are frozen and only accrue additional benefits for a limited number of employees while no additional employees are eligible for participation in the plans.
The following table shows the total change in the benefit obligation, plan assets and funded status for the pension plan(s):

	December 31,
	2022	2021
Projected benefit obligation	$40.9	$54.3
Fair value of plan assets	37.5	50.1
Unfunded status recognized in Other liabilities	$(3.4)	$(4.2)

Amounts recognized in Accumulated other comprehensive loss	$2.2	$2.0
The rate used to discount the projected benefit obligation of the PHH Plan increased from 2.75% in 2021 to 5.25% in 2022, resulting in a decrease of $11.7 million in the PHH Plan’s benefit obligation. The rate used to discount the projected benefit obligation of the Berkeley Plan increased from 2.80% to 5.51%. The net periodic benefit cost related to the defined benefit pension plans, included in Other expenses, was $(0.9) million, $(0.9) million and $(0.2) million for 2022, 2021 and 2020 respectively.
As of December 31, 2022, future expected benefit payments to be made from the assets of the PHH Plan is $3.0 million, for each of the years ending December 31, 2023 and 2024, $3.0 million for year ending December 31, 2025, $3.0 million for each of the years ending December 31, 2026 and 2027. The expected benefit payments to be made for the subsequent five years ending December 31, 2028 through 2032 are $15.4 million.
Ocwen contributes to the defined benefit pension plans amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws as well as additional amounts at their discretion. Our contributions to the defined benefit pension plans were $0.1 million, $1.0 million and $2.1 million for 2022, 2021 and 2020, respectively.
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
The following table shows the total change in the benefit obligation, plan assets and funded status for the Gratuity Plan:

	December 31,
	2022	2021
Benefit obligation	$5.9	$6.3
Fair value of plan assets	—	—
Unfunded status recognized in Other liabilities	$(5.9)	$(6.3)
During the years ended December 31, 2022, 2021 and 2020, benefits of $0.7 million, $0.8 million, and $0.8 million were paid by OFSPL. As of December 31, 2022, future expected benefit payments to be made from the assets of the Gratuity Plan, which reflect expected future service, is $1.0 million, $0.9 million, $0.8 million, $0.7 million and $0.7 million for the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively. The expected benefit payments to be made for the subsequent five years ending December 31, 2028 through 2032 are $2.5 million.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2021 Equity Incentive Plan (the 2021 Equity Plan) are our primary incentive compensation plans for executives, management and other eligible employees.

Previously issued equity awards remain outstanding under the 2017 Performance Incentive Plan (the 2017 Equity Plan) and the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation and Human Capital Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $13.1 million, $23.6 million and $25.7 million of compensation expense during 2022, 2021 and 2020, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan, the 2017 Equity Plan and the 2021 Equity Incentive Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards, including cash-settled awards, to employees. Effective with the approval of the 2021 Equity Plan by Ocwen shareholders on May 25, 2021, no new awards have been, or will be, granted under the 2017 Equity Plan. The number of remaining shares available for award grants under the 2017 Equity Plan became available for award grants under the 2021 Equity Incentive Plan effective upon shareholder approval. At December 31, 2022, there were 404,693 shares of common stock remaining available for future issuance under these plans.
Equity Awards
Outstanding equity awards granted under the 2007 Equity Plan, the 2017 Equity Plan and 2021 Equity Incentive Plan had the following characteristics in common:

Type of Award	Percent of Total Equity Award	Vesting Period
2014 Awards:
Options:
Servicing Condition - Time-based	25%	Ratably over four years (25% on each of the four anniversaries of the grant date)
Market Condition:
Market performance-based	50
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

Total Award	100%

2015 - 2022 Awards:
Options:
Service Condition - Time-based	1%	Ratably over four years (25% vesting on each of the first four anniversaries of the grant date.)
Service Condition - Time-based	4	Ratably over three years (one-third vesting on each of the first three anniversaries of the grant date).
Stock Units:
Service Condition - Time-based	35	Ratably over three years with one-third vesting on each of the first three anniversaries of the grant date.
Service Condition - Time-based	8	Ratably over four years with 25% vesting on each of the first four anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	52
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

The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of death, disability or retirement, in which case, the agreement may provide for an earlier termination of the options. The terms of the market-based options do not include a retirement provision. Stock units have a three-year or four-year term. All our market-based stock units have a three-year term and if the market conditions are not met by the third anniversary of the award of stock units, those units terminate on that date.

	Years Ended December 31,
Stock Options	2022		2021		2020
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	114,658	$281.89	124,866	$274.30	131,962	$282.30
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited / Expired (1)	(75,501)	354.83	(10,208)	189.00	(7,096)	423.80
Outstanding at end of year (2)(3)	39,157	$141.27	114,658	$281.89	124,866	$274.30

Exercisable at end of year (2)(3)(4)	34,657	$94.46	108,754	$273.97	110,484	$283.08

(1)Includes 74,834 and 10,208 options which expired unexercised in 2022 and 2021, respectively, because their exercise price was greater than the market price of Ocwen’s stock.
(2)At December 31, 2022, 4,500 options with a market condition for vesting based on an average common stock trading price of $501.75, had not met their performance criteria. Outstanding and exercisable stock options at December 31, 2022 have a net aggregate intrinsic value of $0.0 million. A total of 4,500 market-based options were outstanding at December 31, 2022, of which none were exercisable.
(3)At December 31, 2022, the weighted average remaining contractual term of options outstanding and options exercisable was 3.56 years and 3.84 years, respectively.
(4)The total fair value of stock options that vested and became exercisable during 2022, 2021 and 2020, based on grant-date fair value, was $0.0 million, $0.3 million and $0.3 million, respectively.
In 2019, Ocwen established a Long-Term Incentive (LTI) program in connection with changes made by the Committee to the compensation structure of Ocwen’s executives and management. The LTI program is designed to promote actions and decisions aligned with our strategic objectives and reward our executives and other program participants for long-term value creation for our shareholders in a manner that is consistent with our pay-for-performance philosophy. The program includes both a time-vesting component for retention purposes and a performance component to align with pay-for-performance objectives, using TSR as the performance metric. For awards granted during 2020, 2021 and 2022, market-based performance is measured based on TSR relative to performance peer groups. The LTI awards are granted under the 2021 Equity Incentive Plan and 2017 Equity Plan.
The CEO's PRSU award granted in 2021 under the LTI contains a provision that will allow Ocwen to settle a portion of the units in cash in the unlikely event of above-target market-based performance levels resulting in a shortfall of shares available in the equity plan. This will only occur if market-based performance is significantly above target. The hybrid awards granted to certain Ocwen executives contain a provision that will allow Ocwen to settle some or all share units in shares rather than cash, subject to the availability of shares for issuance under the 2017 Equity Plan. We determined that in the case of the hybrid awards, Ocwen has sole discretion in the choice of settlement in shares or cash and it has both the intent and the ability to deliver the shares, therefore we accounted for the hybrid awards as equity-settled awards.
Of the awards granted under the LTI program in 2022, 2021 and 2020, 50% were performance-based with a market condition and the remaining were time-based. The time-based awards vest equally on the first, second and third anniversaries of the award grant date if the continued employment condition is met. The recurring annual performance-based awards cliff-vest 100% after three years subject to meeting the market-based performance conditions and continuing employment. Because the cash-settled awards must be settled in cash, they are classified as liabilities (Other liabilities) in the consolidated balance sheets and remeasured at fair value at each reporting date with adjustments recorded as Compensation expense in the consolidated statements of operations.

Stock Units - Equity-Classified Awards	Years Ended December 31,
	2022		2021		2020
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	416,226	$25.97	261,647	$21.74	177,275	$39.45
Granted (1) (2)	373,614	28.43	236,593	33.50	150,000	8.78
Vested (3)(4)	(109,077)	23.11	(71,855)	33.43	(62,954)	42.25
Forfeited/Cancelled (5)	(76,874)	32.42	(10,159)	39.74	(2,674)	26.85
Unvested at end of year (6)(7)	603,889	$27.19	416,226	$25.97	261,647	$21.74
(1)Stock units granted in 2022, 2021 and 2020 include 147,058, 115,173 and 150,000 units, respectively, granted to Ocwen’s CEO under the long-term incentive (LTI) program. Stock units granted in 2022 and 2021 include 13,091 and 4,623 units, respectively, added for performance factor related to awards under LTI program. Stock units granted in 2022 includes 436 units reclassified from liability-classified awards.
(2)Includes 57,187 one-time equity settled awards granted in 2022 to certain employees in connection with their employment, of which 51,546 vest ratably over four years (25% vesting on each of the first four anniversaries of the grant date) and 5,641 awards vest ratably over four years (one-third vesting on each of the first three anniversaries of the grant date). Stock units granted in 2021 includes 117,233 hybrid awards granted to certain Ocwen executives.
(3)The total intrinsic value of stock units vested, which is defined as the weighted market value of the stock on the date of vesting, was $2.2 million, $2.1 million and $1.0 million for 2022, 2021 and 2020, respectively.
(4)The total fair value of the stock units that vested during 2022, 2021 and 2020, based on grant-date fair value, was $2.5 million, $2.4 million and $2.7 million, respectively.
(5)Stock units forfeited/cancelled in 2022 includes 42,885 units forfeited due to market-based performance under the LTI program.
(6)Excluding the 327,603 market-based stock awards that have not met their market-based performance criteria (and time-vesting requirements, where applicable), the net aggregate intrinsic value of stock awards outstanding at December 31, 2022 was $8.5 million. At December 31, 2022, the market-based performance for 327,603 stock units is measured based on TSR relative to Ocwen’s compensation peer group TSR over the four performance periods.
(7)At December 31, 2022, the weighted average remaining contractual term of share units outstanding was 2.1 years.

	Years Ended December 31,
Stock Units - Liability-Classified Awards	2022	2021	2020
Unvested units at beginning of year	758,626	728,373	243,441
Granted (1)	246,018	233,056	601,787
Vested	(191,728)	(105,974)	(21,909)
Forfeited/Cancelled (2)	(204,158)	(111,507)	(94,954)
Other (3)	11,801	14,678	8
Unvested units at end of year	620,559	758,626	728,373
(1)Awards granted in 2020 include 57,891 one-time time-based long-term incentive awards to certain Ocwen executives with a vesting period of 18 months from the date of grant, subject to continued employment and other conditions.
(2)Units forfeited/cancelled in 2022, 2021 and 2020 include 105,552, 35,000 and 36,898 units, respectively, forfeited due to market-based performance under the LTI program.
(3)Includes 12,204 and 14,681 units added during 2022 and 2021, respectively, as a result of market-based performance, and 8 shares added in 2020 representing the conversion of fractional stock units on the reverse stock split.
The number of performance-based awards that will vest under the LTI program awards for 2022, 2021 and 2020 is determined by Ocwen’s TSR relative to a performance peer group (15-18 companies selected by the Committee, unique group for each grant year) during each performance period. Median (50th percentile) TSR performance will earn the target number of performance-based awards. The awards use four distinct weighted performance periods to measure overall market-based performance – for example for 2022, the period would be three annual periods ending March 31, 2023, 2024, 2025 and one three-year period ending March 31, 2025. Note that the awards do not vest at the end of each performance period. Vesting of units credited based on the TSR for any performance period is subject to continued service through the third anniversary of the grant date. There is no interim or ratable vesting.
For all performance-based awards, the number of units earned depends on the level of market-based performance achieved (Threshold = 50%; Target = 100%; Maximum = 200%, with results between levels interpolated). No units will be awarded for performance below the Threshold level. TSR is calculated using the average closing stock prices during the 30 trading days up to and including the beginning and end date of each performance period.

Compensation expense related to all stock-based awards is initially measured at fair value on the grant date using an appropriate valuation model based on the vesting conditions of the awards. Awards classified as liabilities are subsequently remeasured at fair value at each reporting date, as described above. The fair value of the time-based option awards was determined using the Black-Scholes options pricing model. Stock unit awards with only a service condition are valued at their intrinsic value, which is the market value of the stock on the date of the award. The fair value of stock unit awards with both a service condition and a market-based vesting condition is based on the output of a Monte Carlo simulation.
The following assumptions were used to value awards:

Monte Carlo	2022	2021	2020
Risk-free interest rate	1.31% - 4.66%	0.01% - 0.77%	0.08% – 0.29%
Expected stock price volatility (1)	93.8% - 94.7%	95% - 96.4%	88.7% - 94.1%
Expected dividend yield	—%	—%	—%
Expected life (in years)	(2)	(2)	(2)
Fair value	$26.53 - $50.99	$36.09 - $62.03	$24.36 - $38.75
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
(2)The stock units that contain both a service condition and a market-based condition are valued using the Monte Carlo simulation. The expected term is derived from the output of the simulation and represents the expected time to meet the market-based vesting condition. For equity awards with both service and market conditions, the requisite service period is the longer of the derived or explicit service period. In this case, the explicit service condition (vesting period) is the requisite service period, and the graded vesting method is used for expense recognition.
The following table summarizes Ocwen's stock-based compensation expense included as a component of Compensation and benefits expense in the consolidated statements of operations:

	Years Ended December 31,
	2022	2021	2020
Compensation expense - Equity-classified awards
Stock option awards	$(0.1)	$0.3	$(0.4)
Stock awards	4.7	4.5	2.8
	$4.6	$4.7	$2.4

Compensation expense - Liability-classified awards	$2.2	$15.1	$5.6

Excess tax benefit (tax deficiency) related to share-based awards	$0.4	$0.5	$(0.4)
As of December 31, 2022, no unrecognized compensation costs remained related to non-vested stock options. Unrecognized compensation costs related to non-vested stock units as of December 31, 2022 amounted to $9.9 million, which will be recognized over a weighted-average remaining life of 2.1 years. Unrecognized compensation costs related to unvested liability awards as of December 31, 2022 amounted to $9.8 million, which will be recognized over a weighted-average remaining life of 1.1 years.
Note 22 — Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate our operating and financial performance and to assess the allocation of our resources. A brief description of our current reportable business segments is as follows:
Servicing. This segment is primarily comprised of our residential mortgage servicing business and accounted for 86% of our total revenues in 2022. We provide residential and commercial forward mortgage loan servicing, reverse mortgage servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. We provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale or securitization of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes both forward and reverse conventional, government-insured and non-Agency mortgage loans, including the reverse mortgage loans classified as loans held for investment on our balance sheet. Non-Agency loans include subprime loans, which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent. The Servicing segment also includes the earnings of our equity-method investment in MAV Canopy.

Originations. The Originations segment purchases and originates conventional and government-insured residential forward and reverse mortgage loans through multiple channels. The loans are typically sold shortly after origination on a servicing retained basis. We originate forward mortgage loans directly with customers (consumer direct channel) as well as through correspondent lending arrangements. We originate reverse mortgage loans in all three channels through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases.
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on extinguishment of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Corporate Items and Other also includes severance, retention, facility-related and other expenses incurred in 2020 related to our cost re-engineering initiatives. Our cash balances are included in Corporate Items and Other. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services to each business segment using various methodologies intended to approximate the utilization of such services, primarily based on time studies, personnel volumes and service consumption levels. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, costs related to our re-engineering initiatives, and other costs related to operating as a public company. Interest expense on direct asset-backed financings are recorded in the respective Servicing and Originations segments. We allocate interest expense on corporate debt from Corporate Items and Other to the business segments based on relative financing requirements. Effective in the first quarter of 2022, we no longer allocate interest expense on the OFC Senior Secured Notes to the business segments. Interest expense allocated to the business segments for prior periods has been revised to conform to the current period presentation. The interest expense allocation adjustment for 2021 is $24.4 million ($23.7 million Servicing and $0.7 million Originations). No such interest expense was recorded in 2020 as the OFC Senior Secured Notes were issued in March 2021.
As a result of our risk management strategy to hedge the interest rate risk of our net MSR portfolio, the fair value changes of third-party derivative instruments were reported within MSR valuation adjustments, net. For management segment reporting purposes, we established inter-segment derivative instruments to transfer the risks and allocate the associated fair value changes of derivatives between Servicing and Originations, and specifically between MSR valuation adjustments, net and Gain on loans held for sale, net (Gain/loss on economic hedge instruments). In the second quarter of 2021, we began separately hedging our MSR portfolio and pipeline. However, we may, from time to time, continue to establish intersegment derivative instruments between our MSR and pipeline hedging strategies to optimize the use of third-party derivatives. The inter-segment derivative fair value changes are eliminated in the consolidated financial statements in the Corporate Eliminations column in the table below.

Financial information for our segments is as follows:

Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2022
Servicing and subservicing fees	$860.5	$2.1	$—	$—	$862.6
Gain on reverse loans held for investment and HMBS-related borrowings, net	(25.1)	61.2	—	—	36.1
Gain (loss) on loans held for sale, net (1)	(15.1)	52.9	—	(15.7)	22.0
Other revenue, net	1.4	24.9	6.9	—	33.2
Revenue	821.7	141.1	6.9	(15.7)	953.9

MSR valuation adjustments, net (1)	(36.0)	9.9	—	15.7	(10.4)

Operating expenses (2)	314.1	148.5	69.8	—	532.4

Other income (expense):
Interest income	12.9	31.2	1.5	—	45.6
Interest expense	(114.8)	(29.0)	(42.2)	—	(186.0)
Pledged MSR liability expense	(255.0)	—	—	—	(255.0)
Gain on extinguishment of debt	—	—	0.9	—	0.9
Equity in earnings of unconsolidated entity	18.5	—	—	—	18.5
Other, net	(7.3)	(1.8)	(1.1)	—	(10.2)
Other income (expense), net	(345.7)	0.4	(40.9)	—	(386.2)

Income (loss) before income taxes	$125.9	$2.9	$(103.8)	$—	$24.9

Year Ended December 31, 2021
Servicing and subservicing fees	$773.5	$8.5	$—	$—	$781.9
Gain on reverse loans held for investment and HMBS-related borrowings, net	(2.3)	82.0	—	—	79.7
Gain on loans held for sale, net (1)	46.6	124.5	—	(25.3)	145.8
Other revenue, net	1.7	34.9	6.2	—	42.7
Revenue	819.4	249.9	6.2	(25.3)	1,050.1

MSR valuation adjustments, net (1) (4)	(143.4)	19.6	—	25.3	(98.5)

Operating expenses (2)	342.4	172.8	94.1	—	609.3

Other income (expense):
Interest income	8.2	17.7	0.5	—	26.4
Interest expense	(80.8)	(22.3)	(40.9)	—	(144.0)
Pledged MSR liability expense	(221.3)	—	—	—	(221.3)
Loss on extinguishment of debt			(15.5)		(15.5)
Equity in earnings of unconsolidated entity	3.6				3.6
Other, net	5.2	(2.3)	1.2	—	4.1
Other expense, net	(285.1)	(6.9)	(54.7)	—	(346.7)

Income (loss) before income taxes	$48.5	$89.8	$(142.6)	$—	$(4.4)

Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2020
Servicing and subservicing fees	$731.2	$6.0	$0.1	$—	$737.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	7.6	53.1	—	—	60.7
Gain on loans held for sale, net (1)	14.7	105.2	—	17.4	137.2
Other revenue, net	4.2	14.9	6.5	—	25.6
Revenue	757.7	179.3	6.6	17.4	960.9

MSR valuation adjustments, net (1)	(159.5)	41.7	—	(17.4)	(135.2)

Operating expenses (2) (3)	331.9	114.4	129.5	—	575.7

Other income (expense):
Interest income	7.1	7.0	1.9	—	16.0
Interest expense	(90.7)	(9.8)	(8.9)	—	(109.4)
Pledged MSR liability expense	(269.1)	—	—	—	(269.1)
Other, net	10.8	0.4	(4.4)	—	6.7
Other expense, net	(342.0)	(2.5)	(11.3)	—	(355.7)

Income (loss) before income taxes	$(75.7)	$104.2	$(134.2)	$—	$(105.7)
(1)Corporate Eliminations for 2022, 2021 and 2020 includes inter-segment derivatives eliminations of $15.7 million, $25.3 million and $17.4 million reported as Gain on loans held for sale, net, respectively, with a corresponding offset in MSR valuation adjustments, net.
(2)Included in Professional services expense for 2022 are reimbursements received from mortgage loan investors related to prior years legal expenses and payments received following resolution of legacy litigation matters of $27.6 million ($19.8 million Servicing and $7.8 million Corporate Items and Other). Professional services expense for 2021 (Servicing) includes $2.5 million reimbursements received from mortgage loan investors related to prior years legal expenses, and 2020 (Corporate Items and Other) includes an $8.0 million recovery of prior expenses received from a mortgage insurer.
(3)In 2020, we executed certain cost re-engineering initiatives to generate further cost savings, some of which qualify as restructuring charges under GAAP, including the partial abandonment of certain leased properties and additional severance costs. As a result of these initiatives, we accelerated the depreciation of facility lease ROU assets and leasehold improvements by $3.3 million, recorded $6.3 million of facility and other related exit costs, and accrued $3.4 million of employee severance costs. Employee-related costs and facility-related costs are reported in Compensation and benefits expense and Occupancy and equipment expense, respectively, in the consolidated statements of operations. Other costs are primarily reported in Professional services expense and Other expenses. The expenses were all incurred within the Corporate Items and Other segment.
(4)Effective in 2022, we recognize revaluation gains or losses on those Fannie Mae MSRs purchased through the Agency Cash Window Program that are sold to MAV within the Servicing segment (historically reported in the Originations segment). $5.6 million MSR valuation adjustments, net have been reclassified in 2021 from the Originations segment to the Servicing segment to conform to the current segment presentation.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
December 31, 2022	$11,535.0	$570.5	$293.7	$12,399.2
December 31, 2021	10,999.2	823.5	324.4	12,147.1
December 31, 2020	9,847.6	379.2	424.3	10,651.1

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Year Ended December 31, 2022:
Depreciation expense	$0.9	$0.4	$9.2	$10.5
Amortization of debt discount and issuance costs	0.8	—	9.3	10.1
Amortization of intangible assets	4.3	—	—	4.3

Year Ended December 31, 2021:
Depreciation expense	$0.7	$0.2	$9.3	$10.3
Amortization of debt discount and issuance costs	0.7	—	7.1	7.8
Amortization of intangible assets	0.7	—	—	0.7

Year Ended December 31, 2020:
Depreciation expense	$0.9	$0.1	$18.1	$19.1
Amortization of debt discount and issuance costs	0.5	—	6.5	7.0
Note 23 — Regulatory Requirements
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the Consumer Financial Protection Bureau (CFPB), HUD, the SEC and various state agencies that license our servicing and lending activities. Accordingly, we are regularly subject to examinations, inquiries and requests, including civil investigative demands and subpoenas. The GSEs and their conservator, the Federal Housing Finance Agency (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state and local laws, and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced. The general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers, which could increase the possibility of adverse regulatory action against us.
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
We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2022. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $372.4 million at December 31, 2022. PMC’s adjusted net worth was $589.4 million at December 31, 2022. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and was $41.4 million at December 31, 2022. PMC’s liquid assets were $181.5 million at December 31, 2022.
On August 17, 2022, the FHFA and Ginnie Mae announced updated minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. On September 21, 2022, at the direction of the FHFA, Fannie Mae and Freddie Mac announced similar revisions to minimum financial eligibility requirements. The majority of the updated requirements are effective on September 30, 2023. On October 21, 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. We believe PMC would be in compliance with the updated requirements if the updated requirements were in effect as of December 31, 2022, except for the new risk-based capital requirement. We are currently evaluating the potential impacts of these updated requirements, the costs and benefits of achieving compliance, and possible courses of action involving external investor solutions, structural solutions or exiting Ginnie Mae forward originations and owned servicing activities. If we are unable to identify and execute a cost-effective solution that allows us to continue these businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results could be negatively impacted. As of December 31, 2022, our forward owned servicing portfolio included 83,282 government-insured loans with a UPB of $12.7 billion, 10% of our total forward owned MSRs or 4% of our total UPB serviced and subserviced. In addition, during 2022, we originated and purchased a total of 6,148 forward government-insured loans with a UPB of $2.0 billion, 11% of our total Originations UPB.
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
California Department of Financial Protection and Innovation (CA DFPI). In January 2015 and February 2017, Ocwen Loan Servicing, LLC (OLS) entered into consent orders with the CA DFPI (formerly known as the California Department of Business Oversight) relating to our alleged failure to produce certain information and documents during a routine licensing examination and relating to alleged servicing practices. We have completed all of our obligations under each of these consent orders. We also recently entered into a consent order to resolve a legacy OLS matter with the CA DFPI primarily addressing OLS’s post-boarding process related to loan payment terms. The Consent Order provides for a $2.5 million settlement with the CA DFPI (that is fully accrued for at December 31, 2022) with the waiver of certain late fees, a loss mitigation campaign, and other reliefs.
Note 24 — Commitments
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
For GSE loans, we are required to advance P&I until the borrower is 120 days delinquent for Fannie Mae loans, but advance only interest payments for the same length of delinquency for Freddie Mac loans. For Freddie Mac loans, servicers may submit claims for T&I and Corporate advances upon borrower resolution or liquidation. For Fannie Mae loans, we can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense. T&I and Corporate advancing on GSE loans continues until the completion of the foreclosure sale. For GSE loans in forbearance, once we have advanced four months of missed payments on a loan, we have no further obligation to advance scheduled payments as the loan will be moved into an “Actual/Actual” remittance status. Reimbursement of such P&I advance is expected after the forbearance period ends, through loan resolution, cure or liquidation. We are required to make T&I and Corporate advances for loans in forbearance until the loan is brought current or until completion of a foreclosure, but we can submit reimbursement claims for certain T&I and Corporate advances after incurring the expense on Fannie Mae loans. Freddie Mac requires servicers to wait until borrower resolution or liquidation to submit claims for T&I and Corporate advances.
As master servicer, we collect mortgage payments from primary servicers and distribute the funds to investors in the mortgage-backed securities. To the extent the primary servicer does not advance the scheduled principal and interest, as master servicer we are responsible for advancing the shortfall, subject to certain limitations.
As subservicer, we are required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. Servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements. We are generally reimbursed by Rithm the same day we fund P&I advances, or within no more than three days for servicing advances and certain P&I advances under the Ocwen agreements.
Rithm is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs (RMSR), pursuant to the 2017 Agreements and New RMSR Agreements. Rithm has the responsibility to fund advances for loans where they own the MSR, i.e., are the servicer of record. We are dependent upon Rithm for funding the servicing advance obligations for Rights to MSRs where we are the servicer of record. As the servicer of record, we are contractually required under our servicing agreements to make certain servicing advances even if Rithm does not perform its contractual obligations to fund those advances. Rithm currently uses advance financing facilities in order to fund a substantial portion of the servicing advances that they are contractually obligated to purchase pursuant to our agreements with them. If Rithm were unable to meet its advance funding obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing business.
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion and $1.5 billion at December 31, 2022 and 2021, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. In 2022, we funded $246.1 million out of the $1.5 billion borrowing capacity as of December 31, 2021. In 2021, we funded $226.6 million out of the $2.0 billion borrowing capacity as of December 31, 2020. We also had short-term commitments to lend $540.1 million and $13.8 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2022. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans or buyouts are assigned to HUD and payment is received from HUD, typically within 90 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. We have no such exposure with our subservicing portfolio as our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools.
The timing and amount of our obligation with respect to MCA repurchases is uncertain as repurchase is dependent largely on circumstances outside of our control including the amount and timing of future draws and the status of the loan. MCA repurchases are expected to continue to increase due to the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount.
Activity with regard to HMBS repurchases is as follows:

	Year Ended December 31, 2022
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	138	$35.3	448	$93.8	586	$129.1
Additions	644	175.1	221	60.6	865	235.7
Recoveries, net (1)	(531)	(139.6)	(199)	(42.6)	(730)	(182.2)
Transfers	13	(0.2)	(13)	0.2	—	—
Changes in value	—	0.1	—	(4.3)	—	(4.2)
Ending balance	264	$70.7	457	$107.7	721	$178.4
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
Active loan repurchases are classified as Receivables, as reimbursement from HUD is generally received within 60 days and are initially recorded at fair value. Inactive loan repurchases are classified as Loans held for sale and recorded at fair value. Loans are reclassified to REO in Other assets or Receivables as the loans move through the resolution process and permissible claims are submitted to HUD for reimbursement. Receivables are valued at net realizable value. REO is valued at the estimated value of the underlying property less cost to sell.
Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2029 exclusive of renewal option periods. At December 31, 2022, the weighted average remaining term of our leases was 4.3 years. A maturity analysis of our lease liability as of December 31, 2022 is summarized as follows:

2023	$5.1
2024	4.4
2025	3.6
2026	3.0
2027	2.3
Thereafter	1.1
19.6
Less: Adjustment to present value (1)	(3.0)
Total lease payments, net	$16.6
(1)At December 31, 2022, the weighted average of the discount rate used to estimate the present value was 8.7% based on our incremental borrowing rate.
Operating lease cost for 2022, 2021 and 2020 was $8.3 million, $8.8 million and $14.6 million, respectively. The operating lease cost for 2022, 2021 and 2020 includes $1.0 million, $1.6 million and $1.6 million, respectively, of variable lease expense.
Restricted cash at December 31, 2022 and 2021 includes a secured deposit of $2.8 million and $23.2 million, respectively, as collateral for an irrevocable standby letter of credit issued in connection with the Mount Laurel facility lease that expired in the fourth quarter of 2022. As required by the terms of the lease amendment, we incurred $2.9 million for facility repairs and decommissioning charges in connection with the lease expiration in 2022.
Client Concentration
Our Servicing segment has exposure to concentration risk and client retention risk.
As of December 31, 2022, our servicing portfolio included significant client relationship with Rithm (formerly NRZ) which represented 17% and 28% of our total servicing portfolio UPB and loan count, respectively, and approximately 68% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with Rithm are in their Second Terms that end December 31, 2023. At the end of the Second Term, subject to notice by October 1, 2023, Rithm has the right to terminate the Subservicing Agreements and Servicing Addendum for convenience. If Rithm exercised its right to terminate all or some of the agreements for convenience at the end of the Second Term on December 31, 2023, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions. The impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — Other Financing Liabilities, at Fair Value. Receivables and Other liabilities recorded on our consolidated balance sheets are disclosed in Note 9 — Receivables and Note 14 — Other Liabilities, respectively.
In addition, as of December 31, 2022, our servicing portfolio also included a significant client relationship with MAV which represented 17% and 12% of our total servicing portfolio UPB and loan count, respectively. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024. See Note 11 — Investment in Equity Method Investee and Related Party Transactions.
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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by borrowers, regulatory agencies (discussed further under “Regulatory” below), current or former employees, those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Ocwen against certain current or former officers and directors or others, and those brought under the False Claims Act by private citizens on behalf of the U.S. In addition, we may be a party or potential party to threatened or pending legal proceedings brought by fair-housing advocates, current and former commercial counterparties and market competitors, including, among others, claims related to the sale or purchase of loans, MSRs or other assets, and breach of contract actions, parties on whose behalf we service or serviced mortgage loans, parties who provide ancillary services including property preservation and other post-foreclosure related services, and parties who provide or provided consulting, subservicing, or other services to Ocwen.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, federal and local bankruptcy rules, federal and local tax regulations, and state deceptive trade practices laws. Such proceedings include wrongful foreclosure and eviction actions, bankruptcy violation actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to inspection fees, foreclosure attorneys’ fees, reinstatement fees, foreclosure registration fees, payment processing, payment facilitation or payment convenience fees, claims related to ancillary products marketed and sold to borrowers, claims related to loan modifications and loan assumptions, claims related to call recordings, claims regarding certifications of our legal compliance related to our participation in certain government programs, claims related to improper occupancy inspections, and claims related to untimely recording of mortgage satisfactions. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are improperly assessed and/or marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, (4) certain legacy mortgage reinsurance arrangements violated RESPA, and (5) we failed to subservice loans appropriately pursuant to subservicing and other agreements. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $42.2 million at December 31, 2022. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2022.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending class actions challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, including: Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. Ca), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), and Williams v. PHH Mortg. Corp., et al. (S.D. TX). We have reached settlements in four of these class actions. In the Thacker and Torliatt cases, the parties executed settlement agreements which were granted final approval by the Court in November 2022. In the Morris class action, the Court granted preliminary approval of the parties’ settlement, and we are proceeding with class notice before moving for final approval. Finally, we have reached a tentative settlement agreement with the class plaintiffs in the Williams class action and we are currently awaiting the Court’s ruling on the parties’ motion for preliminary approval.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and on February 24, 2023 that court reversed and remanded for further proceedings. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $42.2 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner

v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. Following further pre-trial developments, in August 2022, the Court entered an order granting our motion to decertify each of the three classes. The plaintiffs filed a petition for permission to appeal the decertification decision and a motion asking the trial court to reconsider its decertification decision, and on February 28, 2023, the court granted that motion. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
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
Regulatory
We are subject to a number of ongoing federal and state regulatory examinations, orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions. We may also on occasion be subject to foreign regulatory actions in the countries where we operate outside the U.S. Where we determine that a loss contingency is probable in connection with a regulatory matter and the amount of our loss can be reasonably estimated, we record an accrual for the loss. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to regulatory matters that materially exceed any accrued amount. Predicting the outcome of any regulatory matter is inherently difficult and we generally cannot predict the eventual outcome of any regulatory matter or the eventual loss, if any, associated with the outcome.

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
In March 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. In April 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB appealed the judgment. In April 2022, the Eleventh Circuit ruled on the appeal, largely adopting the district court’s decision precluding the CFPB from bringing claims covered by the National Mortgage Settlement but vacating and remanding the case back to the district court to determine which, if any, claims are not covered and may still be brought by the CFPB. Neither party sought rehearing of the Eleventh Circuit’s decision. Supplemental briefing at the District Court was completed in September 2022 and we await the court’s determination. If the case is not resolved in our favor by the District Court, Ocwen will continue to vigorously defend itself.
Our current accrual with respect to this matter is included in the $42.2 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers; the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits, and engage with us on various matters. We have in the past resolved, and may in the future resolve, matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
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
We have exposure to representation, warranty and indemnification obligations relating to our Originations business, including lending, loan sales and securitization activities. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Our historical loss severity considers the historical loss experience that we incur upon loan sale or collateral liquidation as well as current market conditions. We have exposure to servicing representation, warranty and indemnification obligations relating to our servicing practices. We record an accrual for a loss contingency if the loss contingency is probable and the amount can be reasonably estimated. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of our historical losses and other qualitative factors including ongoing dialogue and experience with our counterparties. We do not provide or assume any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window and co-issue programs.
At December 31, 2022 and 2021, we had outstanding representation and warranty repurchase demands of $66.7 million UPB (354 loans) and $52.5 million UPB (288 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Years Ended December 31,
	2022	2021	2020
Beginning balance (1)	$49.4	$40.4	$50.8
Provision (reversal) for representation and warranty obligations	0.3	3.2	(7.8)
New production liability	3.0	4.7	2.6
Charge-offs and other (2)	(11.2)	1.1	(5.3)
Ending balance (1)	$41.5	$49.4	$40.4

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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2022.
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