Form 10-Q
period 2023-03-31
OCWEN FINANCIAL CORP
filed 2023-05-04
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of May 1, 2023: 7,640,333 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and the following:
•the impact of the recent failures and re-organization of banking institutions and continued uncertainty in the banking industry;
•the potential for ongoing disruption in the financial markets and in commercial activity generally related to changes in monetary and fiscal policy, international events including the war in Ukraine and other sources of instability;
•the impacts of inflation, employment disruption, and other financial difficulties facing our borrowers;
•our ability to timely reduce operating costs or generate offsetting revenue in proportion to the recent industry-wide decrease in originations activity, and the impact of cost-reduction initiatives on our business, operations, and financial performance;
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
•uncertainty related to our long-term relationship with Rithm Capital Corp. (Rithm), formerly New Residential Investment Corp. (NRZ), one of our largest subservicing clients as of March 31, 2023;
•uncertainty related to MAV, one our largest subservicing clients as of March 31, 2023, and MAV’s continued ownership of its MSR portfolio following the end of MAV’s investment commitment period, and any impact on our subservicing income as a result of the sale of MAV’s MSRs;
•adverse effects on our business related to past, present or future claims, litigation, cease and desist orders and investigations relating to our business practices, including those brought by private parties and state regulators, the Consumer Financial Protection Bureau (CFPB), State Attorneys General, the Securities and Exchange Commission (SEC), the Department of Justice or the Department of Housing and Urban Development (HUD);
•the reactions of key counterparties, including lenders, the GSEs and Ginnie Mae, to our regulatory engagements and litigation matters;
•any adverse developments in existing legal proceedings or the initiation of new legal proceedings;
•our ability to efficiently manage our regulatory and contractual compliance obligations and fully comply with all applicable requirements, and the costs of doing so;
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
Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$216.6	$208.0
Restricted cash ($17.8 and $17.6 related to variable interest entities (VIEs))	39.3	66.2
Mortgage servicing rights (MSRs), at fair value	2,580.6	2,665.2
Advances, net ($548.8 and $608.4 related to VIEs)	656.9	718.9
Loans held for sale ($845.2 and $617.8 carried at fair value)	849.4	622.7
Loans held for investment, at fair value ($6.2 and $6.7 related to VIEs)	7,669.0	7,510.8
Receivables, net	200.2	180.8
Investment in equity method investee	36.8	42.2
Premises and equipment, net	18.9	20.2
Other assets ($32.9 and $8.0 carried at fair value) ($2.0 and $3.2 related to VIEs)	359.3	364.2
Total assets	$12,627.0	$12,399.2

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,470.6	$7,326.8
Other financing liabilities, at fair value ($318.7 and $329.8 due to related party) ($6.2 and $6.7 related to VIEs)	1,152.5	1,137.4
Advance match funded liabilities ($468.9 and $512.5 related to VIEs)	469.9	513.7
Mortgage loan warehouse facilities	948.3	702.7
MSR financing facilities, net	914.6	953.8
Senior notes, net ($232.5 and $230.2 due to related party)	602.3	599.6
Other liabilities ($12.4 and $15.8 carried at fair value)	652.5	708.5
Total liabilities	$12,210.7	11,942.5

Commitments and Contingencies (Notes 19 and 20)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,638,611 and 7,526,117 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	0.1	0.1
Additional paid-in capital	546.7	547.0
Accumulated deficit	(128.1)	(87.9)
Accumulated other comprehensive loss, net of income taxes	(2.4)	(2.5)
Total stockholders’ equity	416.3	456.7
Total liabilities and stockholders’ equity	$12,627.0	$12,399.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenue
Servicing and subservicing fees	$232.2	$212.6
Gain on reverse loans held for investment and HMBS-related borrowings, net	21.2	13.1
Gain (loss) on loans held for sale, net	2.8	(3.2)
Other revenue, net	5.6	9.1
Total revenue	261.8	231.6

MSR valuation adjustments, net	(69.0)	35.4

Operating expenses
Compensation and benefits	58.0	68.0
Servicing and origination	15.7	14.2
Technology and communications	13.4	14.9
Professional services	13.3	12.2
Occupancy and equipment	8.8	10.1
Other expenses	4.9	7.6
Total operating expenses	114.1	127.0

Other income (expense)
Interest income	14.1	7.1
Interest expense ($10.8 and $10.4 on amounts due to related party)	(62.3)	(37.9)
Pledged MSR liability expense ($14.2 and $14.3 on amounts due to related party)	(70.3)	(59.7)
Earnings of equity method investee	0.3	12.0
Other, net	1.2	(0.2)
Total other income (expense), net	(117.0)	(78.7)

Income (loss) before income taxes	(38.3)	61.3
Income tax expense	1.9	3.2
Net income (loss)	$(40.2)	$58.1

Earnings (loss) per share
Basic	$(5.34)	$6.30
Diluted	$(5.34)	$6.01

Weighted average common shares outstanding
Basic	7,533,561	9,215,122
Diluted	7,533,561	9,661,567

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Net income (loss)	$(40.2)	$58.1

Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	—	0.1
Other	0.1	—
Comprehensive income (loss)	$(40.1)	$58.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2022	7,526,117	$0.1	$547.0	$(87.9)	$(2.5)	$456.7
Net loss	—	—	—	(40.2)	—	(40.2)
Equity-based compensation and other	112,494	—	(0.3)	—	—	(0.3)
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at March 31, 2023	7,638,611	$0.1	$546.7	$(128.1)	$(2.4)	$416.3

Balance at December 31, 2021	9,208,312	$0.1	$592.6	$(113.6)	$(2.4)	$476.7
Net income	—	—	—	58.1	—	58.1
Equity-based compensation and other	35,346	—	(0.8)	—	—	(0.8)
Other comprehensive loss, net of income taxes	—	—	—	—	0.1	0.1
Balance at March 31, 2022	9,243,658	$0.1	$591.8	$(55.5)	$(2.3)	$534.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(40.2)	$58.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	90.3	(7.2)
Loss on sale of MSRs, net	0.2	0.1
Provision for bad debts (advances and receivables)	5.7	4.1
Provision for (reversal of) indemnification obligations	2.9	(3.2)
Depreciation	1.8	2.6
Amortization of debt issuance costs and discount	2.8	2.5
Amortization of intangibles	1.5	0.6
Equity-based compensation expense	2.1	(0.1)
Net loss (gain) on valuation of loans held for investment and HMBS-related borrowings	(14.2)	3.1
Loss (gain) on loans held for sale, net	(2.8)	3.2
Earnings of equity method investee	(0.3)	(12.0)
Distribution of earnings from equity method investee	0.3	12.0
Origination and purchase of loans held for sale	(2,552.4)	(3,472.6)
Proceeds from sale and collections of loans held for sale	2,312.3	3,600.9
Changes in assets and liabilities:
Decrease in advances, net	62.8	27.3
Increase in receivables and other assets, net	(28.3)	(9.9)
Increase in derivatives, net	(29.0)	(23.3)
Increase (decrease) in other liabilities	(20.5)	15.4
Other, net	(2.4)	(3.5)
Net cash provided by (used in) operating activities	(207.4)	198.2

Cash flows from investing activities
Origination of loans held for investment	(235.3)	(620.2)
Principal payments received on loans held for investment	236.1	519.0
Acquisition of loans held for investment, net	—	(3.6)
Purchase of MSRs	(30.4)	(64.3)
Proceeds from sale of MSRs	0.3	134.3
Proceeds from sale of advances	4.6	—
Additions to premises and equipment	(1.1)	(1.4)
Purchase of real estate	(0.5)	(0.2)
Proceeds from sale of real estate	0.8	2.1
Proceeds from sale of premises and equipment	0.1	—
Distribution from (investment in) equity method investee, net	5.5	(11.6)
Other, net	—	0.4
Net cash provided by (used in) investing activities	(19.9)	(45.7)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(43.8)	(15.0)
Proceeds from (repayment of) mortgage loan warehouse facilities, net	245.6	(126.0)
Proceeds from MSR financing facilities	144.4	114.2
Repayment of MSR financing facilities	(183.3)	(121.0)
Payment of debt issuance costs	—	(0.9)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	3.3	39.8
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	68.7	—
Repayment of other financing liabilities	(21.8)	(28.4)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	231.2	583.9
Repayment of HMBS-related borrowings	(235.3)	(517.4)
Net cash provided by (used in) financing activities	209.0	(70.9)

Net increase (decrease) in cash, cash equivalents and restricted cash	(18.3)	81.6
Cash, cash equivalents and restricted cash at beginning of year	274.2	263.4
Cash, cash equivalents and restricted cash at end of period	$255.9	$345.0

Supplemental non-cash investing and financing activities:

Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$0.6	$8.1
Lease liability	0.6	8.1
Transfers of loans held for sale to real estate owned (REO)	4.4	0.4

Loans held for investment acquired at fair value	$—	$224.1
HMBS-related borrowings assumed at fair value	—	(219.5)
Purchase price holdback	—	(0.9)
Net cash paid to acquire loans held for investment	$—	$3.7

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$216.6	$268.7
Restricted cash and equivalents:
Debt service accounts	21.5	13.1
Other restricted cash	17.8	63.2
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$255.9	$345.0
The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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
We source our servicing portfolio through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window programs and bulk MSR purchases. We originate, sell and securitize conventional (conforming to the GSE underwriting standards) loans and government-insured (Federal Housing Administration (FHA), Department of Veterans Affairs (VA) or United States Department of Agriculture (USDA)) forward mortgage loans, generally with servicing retained. The GSEs or Ginnie Mae guarantee these mortgage securitizations. We originate and purchase Home Equity Conversion Mortgage (HECM) loans, or reverse mortgages, which are mostly insured by the FHA and we are an approved issuer of Home Equity Conversion Mortgage-Backed Securities (HMBS) that are guaranteed by Ginnie Mae.
We had a total of approximately 4,700 employees at March 31, 2023 of which approximately 3,100 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Change in Presentation
Effective in the fourth quarter of 2022, in our consolidated statements of operations we present all fair value gains and losses of Other financing liabilities, at fair value in MSR valuation adjustments, net (previously reported in Pledged MSR liability expense). In addition, effective December 31, 2022, we changed our accounting policy from the nature of the distribution approach to the cumulative earnings approach for classifying distributions from our equity method investee MAV Canopy between operating and investing cash flows. The consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2022 have been recast to conform to the current presentation policy. For additional information, including the impact on previously reported periods, see the “Change in Presentation” section of Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Recently Adopted Accounting Standards
Business Combinations (ASC 805) - Accounting for Contract Assets and Contract Liabilities (ASU 2021-08)
The amendments in this Update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations— Overall. The amendments in this ASU are issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with GAAP).
Our adoption of this ASU on January 1, 2023 did not have a material impact on our consolidated financial statements.
Financial Instruments—Credit Losses (ASC 326) Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)
The amendments in this ASU are related to 1) troubled debt restructurings (TDRs) and 2) vintage disclosures which affect all entities after they have adopted ASU 2016-13. The amendments eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40 Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in ASC 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments in this ASU also requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases with the scope of ASC 326 – Financial Instruments – Credit Losses – Measured at Amortized Cost.
Our adoption of this ASU on January 1, 2023 did not have a material impact on our consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
Leases (Topic 842) Common Control Arrangements (ASU 2023-01)
The amendments in this ASU affect 1) all lessees that are a party to a lease between entities under common control in which there are leasehold improvements, and apply to all entities and 2) require leasehold improvements associated with common control leases be a) amortized by the lessee over the useful life of the leasehold improvements to the common group (regardless of lease term) and b) accounted for as a transfer between two entities under common control through an adjustment to equity, if and when the lessee no longer controls the use of the underlying asset.
The amendments in this ASU are effective for us on January 1, 2024. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2023	2022
Proceeds received from securitizations	$2,316.8	$3,588.3
Servicing fees collected (1)	27.0	21.7
Purchases of previously transferred assets, net of claims reimbursed	(3.1)	(2.0)
	$2,340.6	$3,607.9
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $31.1 million and $45.8 million during the three months ended March 31, 2023 and 2022, respectively.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. We receive customary origination representations and warranties from our network of approved correspondent lenders. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. Also refer to the Loan Put-Back and Related Contingencies section of Note 20 – Contingencies.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	March 31, 2023	December 31, 2022
Carrying value of assets
MSRs, at fair value	$515.2	$524.3
Advances	62.5	75.9
UPB of loans transferred (1)	39,283.7	37,571.1
Maximum exposure to loss (2)	$39,861.4	$38,171.2
(1)Includes $7.5 billion and $6.8 billion of loans delivered to Ginnie Mae as of March 31, 2023 and December 31, 2022, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss in the table above is primarily based on the remaining UPB of loans serviced and assumes all loans were deemed worthless as of the reporting date. It does not take into consideration the proceeds from the underlying collateral liquidation, recoveries or any other recourse available to us, including from mortgage insurance, guarantees or correspondent sellers. We do not believe the maximum exposure to loss from our involvement with these previously transferred loans is representative of the actual loss we are likely to incur based on our contractual rights and historical loss experience and projections. Also, refer to the Loan Put-Back and Related Contingencies section in Note 20 – Contingencies.
At March 31, 2023 and December 31, 2022, 2.2% and 2.5%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.2% and 8.3%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.

Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. As the transfers of the HECM loans do not qualify for sale accounting, we account for these transfers as financings, with the HECM loans classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets.
Financings of Advances using SPEs
Match funded advances, i.e., advances that are pledged as collateral to our advance facilities, result from our transfers of residential loan servicing advances to SPEs - that we include in our consolidate financial statements - in exchange for cash.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	March 31, 2023	December 31, 2022
Match funded advances (Advances, net)	$548.8	$608.4
Debt service accounts (Restricted cash)	15.9	15.8
Unamortized deferred lender fees (Other assets)	1.4	2.3
Prepaid interest (Other assets)	0.7	0.9
Advance match funded liabilities	468.9	512.5
MSR Financings using SPEs
We consolidate two SPEs (PMC ESR Trusts) in connection with a third-party financing facility secured by certain of PMC’s Fannie Mae and Freddie Mac MSRs (Agency MSRs) and one SPE (PMC PLS ESR Issuer LLC) in connection with our PLS MSR financing facility (Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A).
The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility and the PLS Notes facility:

	March 31, 2023	December 31, 2022
MSRs pledged (MSRs, at fair value)	$599.8	$696.9
Debt service account (Restricted cash)	1.9	1.8
Unamortized deferred lender fees (Other assets)	0.6	1.1
Outstanding borrowings (MSR financing facilities, net)	342.3	366.5
Unamortized debt issuance costs (MSR financing facilities, net)	0.6	0.8

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		March 31, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$845.2	$845.2	$617.8	$617.8
Loans held for sale, at lower of cost or fair value (b)	3	4.2	4.2	4.9	4.9
Total Loans held for sale		$849.4	$849.4	$622.7	$622.7

		March 31, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	$7,662.8	$7,662.8	$7,504.1	$7,504.1
Loans held for investment - Restricted for securitization investors (a)	3	6.2	6.2	6.7	6.7
Total Loans held for investment, at fair value		$7,669.0	$7,669.0	$7,510.8	$7,510.8

Advances, net (c)	3	$656.9	$656.9	$718.9	$718.9
Receivables, net (c)	3	200.2	200.2	180.8	180.8

Financial liabilities
Advance match funded liabilities (c)	3	$469.9	$469.9	$513.7	$513.7
Financing liabilities, at fair value
HMBS-related borrowings (a)	3	$7,470.6	$7,470.6	$7,326.8	$7,326.8
Other financing liabilities
Financing liability - Pledged MSR liability (a)	3	$883.2	$883.2	$931.7	$931.7
Financing liability - Excess Servicing Spread (ESS) (a)	3	263.1	263.1	199.0	199.0
Financing liability - Owed to securitization investors (a)	3	6.2	6.2	6.7	6.7
Total Other financing liabilities		$1,152.5	$1,152.5	$1,137.4	$1,137.4

Mortgage loan warehouse facilities (c)	3	948.3	948.3	702.7	702.7
MSR financing facilities (c) (d)	3	914.6	893.8	953.8	932.1
Senior notes:
PMC Senior secured notes due 2026 (c) (d)	2	$369.8	$329.2	$369.4	$331.4
OFC Senior secured notes due 2027 (c) (d)	3	232.5	221.6	230.2	223.9
Total Senior notes		$602.3	$550.8	$599.6	$555.2

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$4.8	$4.8	$(0.7)	$(0.7)
Forward sales of loans (a)	1	—	—	0.5	0.5
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	1.4	1.4	(0.7)	(0.7)
Interest rate swap futures (a)	1	22.9	22.9	(13.6)	(13.6)
TBA forward pipeline trades (a)	1	(10.4)	(10.4)	6.6	6.6
Option contracts (a)	2	1.3	1.3	—	—
Other (a)	3	0.2	0.2	(0.1)	(0.1)

MSRs (a)	3	$2,580.6	$2,580.6	$2,665.2	$2,665.2
(a)Measured at fair value on a recurring basis.
(b)Measured at fair value on a non-recurring basis.
(c)Disclosed, but not measured, at fair value.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 12 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $23.3 million and $32.1 million at March 31, 2023 and December 31, 2022, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.

The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended March 31, 2023
Beginning balance	$6.7	$(6.7)	$32.1	$(199.0)	$(0.7)
Purchases, issuances, sales and settlements
Purchases	—	—	12.4	—	—
Issuances (1)	—	—	—	(68.7)	5.8
Sales	—	—	(20.2)	—	—
Settlements	(0.5)	0.5	—	6.8	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	—	(20.4)
Receivables, net	—	—	(0.4)	—	—
Net addition (disposition/derecognition)	(0.5)	0.5	(8.2)	(62.0)	(14.6)
Change in fair value included in earnings (1)	—	—	(0.5)	(2.1)	20.1
Ending balance	$6.2	$(6.2)	$23.3	$(263.1)	$4.8

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	IRLCs
Three months ended March 31, 2022
Beginning balance	$7.9	$(7.9)	$220.9	$18.1
Purchases, issuances, sales and settlements
Purchases	—	—	60.7	—
Issuances (1)	—	—	—	79.6
Sales	—	—	(47.8)	—
Settlements	(0.2)	0.2	—	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	(57.5)
Receivables, net	—	—	(0.1)	—
Net addition (disposition/derecognition)	(0.2)	0.2	12.8	22.1
Change in fair value included in earnings (1)	—	—	(3.3)	(34.5)
Ending balance	$7.7	$(7.7)	$230.4	$5.7

(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $5.6 million and $(12.5) million for the three months ended March 31, 2023 and 2022, respectively. See Note 14 – Derivative Financial Instruments and Hedging Activities.
A reconciliation from the beginning balances to the ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Pledged MSR liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 - Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value, respectively.
The significant unobservable assumptions that we make to estimate the fair value of certain assets and liabilities classified as Level 3 and measured at fair value on a recurring basis are provided below.

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

Significant unobservable assumptions	March 31, 2023	December 31, 2022
Life in years
Range	0.9 to 7.8	1.0 to 7.6
Weighted average	5.2	5.0
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	12.3% to 44.0%	13.2% to 45.0%
Weighted average	17.5%	18.0%
Discount rate	4.7%	5.1%
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

Significant unobservable assumptions	March 31, 2023		December 31, 2022
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	7.2%	7.9%	6.9%	7.9%
Weighted average lifetime delinquency rate	1.3%	10.5%	1.4%	10.1%
Weighted average discount rate	9.6%	10.5%	9.6%	10.6%
Weighted average cost to service (in dollars)	$72	$205	$72	$201
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of March 31, 2023 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.9	1.7
Change in fair value due to change in weighted average prepayment speeds	$(63.2)	$(123.6)
Change in weighted average discount rate (in percentage points)	1.0	1.9
Change in fair value due to change in weighted average discount rate	$(73.3)	$(140.9)
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

Significant unobservable assumptions	March 31, 2023	December 31, 2022
Life in years
Range	0.9 to 7.8	1.0 to 7.6
Weighted average	5.2	5.0
Conditional prepayment rate
Range	12.3% to 44.0%	13.2% to 45.0%
Weighted average	17.5%	18.0%
Discount rate	4.6%	5.0%
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

Significant unobservable assumptions	March 31, 2023	December 31, 2022
Weighted average prepayment speed	7.6%	7.6%
Weighted average delinquency rate	7.3%	7.1%
Weighted average discount rate	10.2%	10.2%
Weighted average cost to service (in dollars)	$177	$174
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS financing liability at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, based on the change in discount rate of the underlying MSR, as provided by third-party valuation expert. At March 31, 2023 and December 31, 2022, the weighted average discount rate of the ESS financing liability was 8.0% and 7.6%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions. Also see Note 8 — Other Financing Liabilities, at Fair Value.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended March 31,
	2023	2022
Beginning balance	$617.8	$917.5
Originations and purchases	2,552.4	3,472.6
Proceeds from sales	(2,296.1)	(3,570.9)
Principal collections	(15.4)	(29.5)
Transfers from (to):
Loans held for investment, at fair value	1.6	3.1
Receivables, net	1.1	(0.7)
REO (Other assets)	(4.2)	—
Capitalization of advances on Ginnie Mae modifications	2.0	7.3
Realized loss on sale of loans	(22.0)	(72.3)
Fair value gain (loss) on loans held for sale	6.2	(12.3)
Other	1.7	1.0
Ending balance (1)	$845.2	$716.0
UPB	$845.6	$736.6
Premium (discount)	6.7	(3.9)
Fair value adjustment	(7.1)	(16.7)
Total	$845.2	$716.0
(1)At March 31, 2023 and 2022, the balances include $23.3 million and $230.4 million, respectively, of loans that we repurchased from Ginnie Mae guaranteed securitizations pursuant to Ginnie Mae servicing guidelines.

Loans Held for Sale - Lower of Cost or Fair Value	Three Months Ended March 31,
	2023	2022
Carrying amount before valuation allowance	$8.1	$13.3
Valuation allowance	(3.9)	(4.3)
Ending balance, net	$4.2	$9.0

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended March 31,
	2023	2022
Gain (loss) on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$31.1	$45.8
Gain (loss) on sale of forward mortgage loans (1)	(22.1)	(72.3)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	0.2	0.6
	9.1	(25.9)
Change in fair value of IRLCs	5.7	(12.1)
Change in fair value of loans held for sale	4.8	(11.7)
Gain (loss) on economic hedge instruments (2)	(16.4)	47.1
Other	(0.3)	(0.7)
	$2.8	$(3.2)
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Excludes gains of $0 and $13.3 million during the three months ended March 31, 2023 and 2022, respectively, on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio and are eliminated in the consolidated financial statements. Refer to Note 17 – Business Segment Reporting.

Note 5 - Reverse Mortgages

	Three Months Ended March 31,
	2023		2022
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,504.1	$(7,326.8)	$7,199.8	$(6,885.0)
Originations	235.3	—	620.2	—
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(231.2)	—	(583.9)
Additional proceeds from securitization of HECM loans and tails	—	(6.4)	—	(12.2)
Acquisition	—	—	211.3	(209.1)
Repayments (principal payments received)	(235.6)	235.3	(518.8)	517.4
Transfers to:
Loans held for sale, at fair value	(1.6)	—	(3.2)	—
Receivables, net	(0.9)	—	(12.5)	—
Other assets	—	—	(0.1)	—
Change in fair value included in earnings (1)	161.5	(141.5)	(45.1)	54.0
Ending balance	$7,662.8	$(7,470.6)	$7,451.6	$(7,118.8)
Securitized loans (pledged to HMBS-Related Borrowings)	$7,545.2	$(7,470.6)	$7,202.0	$(7,118.8)
Unsecuritized loans	117.6		249.5
Total	$7,662.8		$7,451.6

(1)See further breakdown in the table below.

Gain on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended March 31,
	2023	2022
Gain on new originations (1)	$5.9	$20.7
Gain on tail securitizations (2)	3.6	3.8
Net interest income (servicing fee) (3)	5.9	5.3
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	4.5	(21.0)
Fair value gains (losses) included in earnings (2)	20.0	8.8
Loan fees and other	1.2	4.3
	$21.2	$13.1
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

Note 6 – Advances

	March 31, 2023	December 31, 2022
Principal and interest	$204.5	$215.5
Taxes and insurance	320.2	367.5
Foreclosures, bankruptcy, REO and other	138.4	142.1
	663.1	725.1
Allowance for losses	(6.2)	(6.2)
Advances, net	$656.9	$718.9
The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2023		2022
Beginning balance - before Allowance for Losses	$725.1		$779.5
New advances	188.9		197.3
Transfer from Receivables	8.9	1.6	—
Sales of advances	(4.2)		(0.6)
Collections of advances and other	(255.6)		(239.2)
Ending balance - before Allowance for Losses	663.1		736.9

Beginning balance - Allowance for Losses	$(6.2)		$(7.0)
Provision expense	(1.7)		(1.8)
Net charge-offs and other	1.7		1.9
Ending balance - Allowance for Losses	(6.2)		(6.9)

Ending balance, net	$656.9		$730.0

Note 7 – Mortgage Servicing

MSRs – At Fair Value	Three Months Ended March 31,
	2023			2022
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,931.8	$733.5	$2,665.2	$1,571.8	$678.3	$2,250.1
Sales	—	—	—	(149.3)	—	(149.3)
Additions:
Recognized on the sale of residential mortgage loans	31.1	—	31.1	45.8	—	45.8
Purchases	25.0	—	25.0	46.8	—	46.8
Servicing transfers and adjustments	—	—	—	—	(0.8)	(0.8)
Net additions (sales)	56.1	—	56.1	(56.7)	(0.8)	(57.5)
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	(42.1)	(41.5)	(83.6)	194.5	9.0	203.5
Realization of expected cash flows	(49.3)	(7.8)	(57.1)	(47.7)	(25.2)	(72.8)
Fair value gains (losses) recognized in earnings	(91.4)	(49.3)	(140.7)	146.8	(16.2)	130.7

Ending balance	$1,896.5	$684.2	$2,580.6	$1,661.9	$661.3	$2,323.3

The following table summarizes delinquency status of the loans underlying our MSRs:

	March 31, 2023			December 31, 2022
Delinquent loans	Agency	Non - Agency	Total	Agency	Non - Agency	Total
30 days	1.4%	7.5%	4.1%	1.7%	8.5%	4.8%
60 days	0.4	3.0	1.6	0.5	3.3	1.8
90 days or more	1.0	8.4	4.3	1.1	8.6	4.5
Total 30-60-90 days or more	2.8%	18.9%	10.0%	3.3%	20.4%	11.1%
MSR UPB and Fair Value

	March 31, 2023		December 31, 2022		March 31, 2022
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,673.1	$127.6	$1,710.6	$126.2	$1,435.2	$115.7
Rithm and others transferred MSRs (1) (2)	565.7	$46.7	601.2	$47.3	545.3	$51.5
MAV transferred MSRs (1)	341.9	$25.7	353.4	$26.1	342.8	$26.8
Total MSRs	$2,580.6	$200.0	$2,665.2	$199.6	$2,323.3	$194.0
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)At March 31, 2023, the UPB of MSRs transferred to Rithm for which title is retained by Ocwen was $10.6 billion.
We purchased MSRs with a UPB of $2.0 billion and $4.1 billion from unrelated third-parties during the three months ended March 31, 2023 and 2022, respectively. We sold MSRs, servicing released, with a UPB of $15.8 million and $11.1 billion during the three months ended March 31, 2023 and 2022, respectively, to unrelated third parties, mostly to Freddie Mac under the Voluntary Partial Cancellation (VPC) program for delinquent loans.

Servicing Revenue

	Three Months Ended March 31,
	2023	2022
Loan servicing and subservicing fees
Servicing	$90.0	$88.5
Subservicing	19.7	14.7
MAV (1)	18.2	16.6
Rithm and others (1)	59.6	67.1
	187.5	187.0
Ancillary income
Custodial accounts (float earnings)	20.2	1.0
Late charges	9.6	10.0
Reverse subservicing ancillary fees	8.1	3.1
Loan collection fees	2.6	2.9
Recording fees	1.2	3.3
Boarding and deboarding fees	0.9	1.8
GSE forbearance fees	0.2	0.2
Other, net	2.0	3.4
	44.7	25.6
Total Servicing and subservicing fees	$232.2	$212.6
(1)Includes servicing fees related to transferred MSRs and subservicing fees. See Note 8 — Other Financing Liabilities, at Fair Value.
Float balances, on which we earn interest referred to as float earnings, (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.9 billion, $1.5 billion and $2.1 billion at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
The following table presents the components of MSR valuation adjustments, net:

	Three Months Ended March 31,
	2023	2022
MSR fair value changes due to rates and assumptions (1)	$(83.6)	$203.5
MSR realization of expected cash flows (1)	(57.0)	(72.8)
Total MSR fair value gains (losses)	(140.6)	130.7

MSR pledged liability fair value changes due to rates and assumptions	38.3	(56.8)
MSR pledged liability realization of expected cash flows	14.5	28.3
Total MSR pledged liability fair value gains (losses) (2)	52.8	(28.5)

ESS financing liability fair value changes due to rates and assumptions	(2.1)	—
ESS financing liability realization of expected cash flows	6.8	—
Total ESS financing liability fair value gains (losses) (2)	4.7	—

Derivative fair value gain (loss) (MSR economic hedges)	14.1	(66.8)

MSR valuation adjustments, net	$(69.0)	$35.4
(1)Includes $0.1 million and $0 in three months ended March 31, 2023 and 2022, respectively, of fair value changes on the reverse MSR liability and other.
(2)Also refer to Note 8 — Other Financing Liabilities, at Fair Value.

Note 8 — Other Financing Liabilities, at Fair Value
The following tables presents financing liabilities carried at fair value which include pledged MSR liabilities recorded in connection with MSR transfers that do not qualify for sale accounting, liabilities of consolidated mortgage-backed securitization trusts and MSR excess servicing spread (ESS) financing liability carried at fair value (see Note 12 – Borrowings for ESS financing liability carried at amortized cost).

			Outstanding Balance
Borrowing Type	Collateral	Maturity	March 31, 2023	December 31, 2022
MSR transfers not qualifying for sale accounting (1):
Original Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	$560.2	$601.2
Pledged MSR liability, at fair value - MAV	MSRs	(1)	318.7	329.8
Pledged MSR liability, at fair value - Others	MSRs	(1)	4.3	0.7
			883.2	931.7
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	October 2033	6.2	6.7
ESS financing liability, at fair value (3)	MSRs (3)	(3)	263.1	199.0
Total Other financing liabilities, at fair value			$1,152.5	$1,137.4
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

	Three Months Ended March 31,
	2023			2022
Pledged MSR Liability	Rithm and Others	MAV (1)	Total	Rithm and Others	MAV (1)	Total
Beginning Balance	$601.9	$329.8	$931.7	$558.9	$238.1	$797.1
Additions	—	—	—	—	—	—
MSR transfers	4.3	0.1	4.4	—	39.3	39.3
Changes in fair value due to inputs and assumptions	(35.8)	(2.5)	(38.3)	6.8	50.0	56.8
Runoff and settlement	(5.9)	(8.6)	(14.5)	(19.9)	(8.4)	(28.3)
Fair value (gain) loss (2)	(41.7)	(11.1)	(52.8)	(13.1)	41.6	28.5
Calls	—	—	—	(0.6)	—	(0.6)
Ending Balance	$564.5	$318.7	$883.2	$545.2	$319.0	$864.3

(1)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is retained by PMC (shared between PMC and MAV) and other contractual cash flows under the terms of the subservicing agreement.
(2)The changes in fair value of the MAV Pledged MSR liability includes a $14.1 million loss associated with the amendment to the MAV Subservicing Agreement in March 2022, resulting in lower contractual ancillary income retained by PMC.

The following table presents the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV, Rithm and others that do not qualify for sale accounting and the ESS financing liabilities.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Rithm and Others	MAV	Total	Rithm and Others	MAV	Total
Servicing fees collected on behalf of Rithm	$59.6	$16.4	$76.0	$67.1	$15.7	$82.9
Less: Subservicing fee retained by Ocwen	(17.3)	(2.2)	(19.5)	(19.4)	(2.1)	(21.5)
Ancillary fee/income and other settlement (incl. expense reimbursement)	3.3	—	3.3	(2.3)	0.6	(1.7)
Transferred MSR net servicing fee remittance	$45.6	$14.2	59.8	$45.4	$14.3	59.7
ESS servicing spread remittance			10.5			—
Pledged MSR liability expense			$70.3			$59.7

On May 2, 2022, Ocwen entered into amendments to its servicing agreements with Rithm to extend their terms to December 31, 2023 and provide for subsequent, automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or Rithm provides three months’ advance notice of termination (by October 1), among other changes.
As of March 31, 2023, the UPB of MSRs subject to the servicing agreements with Rithm subsidiaries is $48.1 billion, including $1.8 billion for which Ocwen or Rithm is subservicer for another entity as servicer of record and $10.6 billion for which title has not transferred to Rithm. We describe Rithm’s rights and obligations with respect to such non-transferred MSRs as “Rights to MSRs”. As the third-party consents required for title to the MSRs to transfer were not obtained, the $10.6 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the previously disclosed agreements entered into in January 2018 (the New RMSR Agreements), at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the subservicing agreement.
As stated above, Rithm has the right to terminate the $10.6 billion Rights to MSRs for convenience, in whole but not in part, subject to three months’ advance notice of termination. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option, as described above. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.

Note 9 – Receivables

	March 31, 2023	December 31, 2022
Servicing-related receivables:
Government-insured loan claims - Forward	$53.4	$65.0
Government-insured loan claims - Reverse	96.6	73.8
Due from custodial accounts	22.7	16.3
Servicing fees	7.7	6.4
Reimbursable expenses	5.8	5.3
Subservicing fees and reimbursable expenses - Due from Rithm	1.6	3.0
Receivable from sale of MSRs (holdback)	1.5	1.5
Subservicing fees, reimbursable expenses and other - Due from MAV	0.5	1.0
Other	0.8	3.2
	190.6	175.5
Income taxes receivable	33.4	34.4
Due from MAV	0.4	0.6
Other receivables	5.3	4.6
	229.7	215.1
Allowance for losses	(29.5)	(34.3)
	$200.2	$180.8
At March 31, 2023 and December 31, 2022, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $29.1 million and $33.8 million at March 31, 2023 and December 31, 2022, respectively.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended March 31,
	2023	2022
Beginning balance	$33.8	$41.5
Provision	4.1	2.2
Charge-offs and other, net	(8.8)	(2.9)
Ending balance	$29.1	$40.8

Note 10 - Investment in Equity Method Investee and Related Party Transactions
We account for our 15% investment in MAV Canopy under the equity method.
As of March 31, 2023, PMC subserviced a total $51.8 billion UPB on behalf of MAV under the Subservicing Agreement, of which $25.7 billion MSR was previously sold by PMC to MAV and remains reported on the consolidated balance sheet of PMC.
During the three months ended March 31, 2023 and 2022, PMC transferred UPB of $8.0 million and $90.3 million under a flow MSR sale agreement (Recapture Agreement), respectively. During the three months ended March 31, 2023 and 2022, PMC transferred MSRs with UPB of nil and $3.4 billion to MAV under various MSR purchase and sale agreements, respectively. These MSR sale transactions between PMC and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured borrowings. See Note 8 — Other Financing Liabilities, at Fair Value.
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to the transactions described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree in 2021. See also Note 12 – Borrowings and Note 15 – Interest Expense.

Note 11 – Other Assets

	March 31, 2023	December 31, 2022
Contingent loan repurchase asset	$257.6	$289.9
Derivatives, at fair value	32.6	7.7
Prepaid expenses	20.8	19.8
REO	12.4	9.8
Intangible assets, net (net of accumulated amortization of $6.5 million and $5.0 million)	9.8	14.7
Derivative margin deposit	6.7	1.5
Prepaid lender fees, net	5.7	7.7
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Deferred tax asset, net	2.6	2.6
Security deposits	0.8	0.8
Other	5.3	4.7
	$359.3	$364.2

Note 12 – Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		Outstanding Balance
Borrowing Type	Maturity	Amort. Date (1)	Total	Available (2)	March 31, 2023	Dec. 31, 2022
Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-VF5	Aug. 2053	Aug. 2023	$450.0	$45.0	$405.0	$422.5
Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1	Aug. 2053	Aug. 2023	90.0	26.1	63.9	90.0
EBO Advance facility (3)	May 2026	NA	14.4	13.4	1.0	1.2
			$554.4	$84.5	$469.9	$513.7

Weighted average interest rate (4)					7.65%	7.09%
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
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At March 31, 2023, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)We entered into a loan and security agreement to finance the acquisition of advances in connection with the early buyout of certain fixed-rate, fully-amortizing FHA-insured residential mortgage loans. At March 31, 2023, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(4)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees. At March 31, 2023 and December 31, 2022, the balance of unamortized prepaid lender fees was $1.4 million and $2.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Warehouse Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	March 31, 2023	Dec. 31, 2022
$175 million Master repurchase agreement	Loans held for sale (LHFS), Receivables and REO	Aug. 2023	$47.8	$—	$127.2	$142.2
Master repurchase agreement (2)	LHFS and Loans Held for Investment (LHFI)	N/A	—	—	—	100.3
$50 million Mortgage warehouse agreement (3)	LHFS	N/A	50.0	—	—	—
$350 million Participation agreement	LHFS	June 2023	162.5	—	187.5	64.3
$173 million Master repurchase agreement	LHFS, LHFI and Receivables	June 2023	—	110.1	62.9	26.1
Master repurchase agreement	LHFS	June 2023	—	1.0	—	—
$50 million Mortgage warehouse agreement	Reverse LHFS and LHFI	June 2023	—	50.0	—	7.8
$204 million Mortgage warehouse agreement (4)	LHFS and LHFI	May 2023	147.3	—	56.7	44.2
$230 million Mortgage warehouse agreement (5)	LHFS and Receivables	(4)	213.6	—	16.4	21.9
Master repurchase agreement (6)	LHFS	(5)	—	—	—	—
$50 million Loan and security agreement (7)	LHFS and Receivables	March 2024	—	38.7	11.3	7.2
$500 million Master repurchase agreement (8)	LHFS and LHFI	April 2024	13.8	—	486.2	288.8
			$635.0	$199.8	$948.3	$702.7

Weighted average interest rate (9)					6.27%	5.74%
(1)Of the borrowing capacity on mortgage loan warehouse facilities extended on a committed basis, $14.9 million of the available borrowing capacity could be used at March 31, 2023 based on the amount of eligible collateral that could be pledged.
(2)On February 9, 2023, we voluntarily allowed the facility to mature.
(3)This agreement has no stated maturity date.
(4)In April 2023, the maturity date of this facility was extended to May 15, 2023.
(5)The agreement has no stated maturity date, however each transaction has a maximum duration of four years.
(6)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. Each certificate is renewed monthly and the interest rate for this facility is 1ML plus applicable margin. During 2022, we voluntarily reduced the trust certificates to $0.
(7)This revolving facility agreement provides committed borrowing capacity secured by eligible HECM loans that are active buyouts, as defined in the agreement. In April 2023, the maturity date of this facility was extended to March 31, 2024.
(8)In April 2023, the maturity date of this facility was extended to April 6, 2024.
(9)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At March 31, 2023 and December 31, 2022, unamortized prepaid lender fees were $0.2 million and $0.5 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities, net			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	March 31, 2023	Dec. 31, 2022
$450 million Agency MSR financing facility (2)	MSRs	June 2023	$—	$159.7	$290.3	$309.8
$200 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	April 2024	47.2	—	152.8	157.9
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (4)	MSRs	Feb. 2025	—	—	51.9	56.7
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	Feb. 2028	—	—	32.1	33.4
$400 million Agency MSR financing facility - revolving loan (6)	MSRs	Dec. 2026	—	11.9	388.1	396.8
Total MSR financing facilities			$47.2	$171.6	915.2	954.6

Unamortized debt issuance costs - PLS Notes (7)					(0.6)	(0.8)
Total MSR financing facilities, net					$914.6	$953.8

Weighted average interest rate (8)					7.77%	7.31%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $1.9 million of the available borrowing capacity could be used at March 31, 2023 based on the amount of eligible collateral that could be pledged.
(2)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility.
(3)In connection with this facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and servicing advances and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Ocwen guarantees the obligations of PMC under the facility. See (2) above regarding daily margining requirements. In April 2023, the maturity date of this facility was extended to April 26, 2024.
(4)The single class PLS Notes are an amortizing debt instrument with an original principal amount of $75.0 million and a fixed interest rate of 5.114%. The PLS Notes are issued by a trust (PLS Issuer) that is included in our consolidated financial statements, and PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Ocwen guarantees the obligations of PLS Issuer under the facility. The principal balance amortizes in accordance with a predetermined schedule subject to modification under certain events, with a final payment due in February 2025. See Note 2 – Securitizations and Variable Interest Entities for additional information.
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
(6)This facility includes a revolving loan secured by a lien on certain of PMC’s Agency MSRs and is subject to daily margining requirements. Any outstanding borrowings on the revolving loan will convert into a term loan in November 2024.
(7)At March 31, 2023 and December 31, 2022, unamortized prepaid lender fees related to revolving type MSR financing facilities were $4.1 million and $4.9 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate excluding the effect of the amortization of debt issuance costs and prepaid lender fees.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			March 31, 2023	December 31, 2022
PMC Senior Secured Notes (2)	7.875%	March 2026	$375.0	$375.0
OFC Senior Secured Notes (due to related parties) (3)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285.0	285.0
Principal balance			660.0	660.0
Discount
PMC Senior Secured Notes			(1.2)	(1.3)
OFC Senior Secured Notes			(45.3)	(47.3)
			(46.5)	(48.6)
Unamortized debt issuance costs
PMC Senior Secured Notes			(4.0)	(4.3)
OFC Senior Secured Notes			(7.2)	(7.5)
			(11.2)	(11.8)
			$602.3	$599.6
(1)Excluding the effect of the amortization of debt issuance costs and discount.
(2)Redeemable at 103.938% and 101.969% before March 15, 2024 and March 15, 2025, respectively, at par thereafter. The Indenture contains customary covenants that limit the ability of PHH Corporation (PHH) and its restricted subsidiaries (including PMC) to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur liens, (iii) pay dividends on or make distributions in respect of PHH’s capital stock or make other restricted payments, (iv) make investments, (v) consolidate, merge, sell or otherwise dispose of certain assets, and (vi) enter into transactions with Ocwen’s affiliates.
(3)Redeemable at a make-whole premium prior to March 4, 2026, at par thereafter. The make-whole premium represents the present value of all scheduled interest payments due through March 4, 2026. The Notes are solely the obligation of Ocwen and are secured by a pledge of substantially all of the assets of Ocwen, including its directly held subsidiaries.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. On January 24, 2023, S&P affirmed the issuer credit rating for Ocwen of “B-” and the “B” rating of the PMC Senior Secured Notes. On August 15, 2022, Moody’s affirmed PMC’s long-term corporate family ratings of Caa1 and revised their outlook to Positive from Stable. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at March 31, 2023 is a minimum of $300.0 million tangible net worth for both Ocwen and PMC, as defined in certain of our mortgage warehouse, MSR financing and advance financing facilities agreements. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at March 31, 2023 is for a minimum of $75.0 million for both Ocwen and PMC consolidated liquidity, as defined, under certain of our MSR financing facilities and mortgage warehouse agreements. The minimum tangible net worth and liquidity requirements at PMC are subject to the minimum requirement set forth by the Agencies. See also Note 18 – Regulatory Requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at March 31, 2023:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$216.6	$—	$—	$216.6
Restricted cash	39.3	39.3	—	—
Loans held for sale	849.4	825.3	797.6	24.1
Loans held for investment - securitized (2)	7,545.2	7,545.2	7,470.6	—
Loans held for investment - unsecuritized	117.6	65.5	59.4	52.1
MSRs (3)	1,673.1	1,684.9	1,144.3	0.5
Advances, net	656.9	600.6	504.0	56.3
Receivables, net	200.2	87.9	86.1	112.3
REO	12.4	6.2	5.2	6.2
Total (4)	$11,310.7	$10,854.9	$10,067.2	$468.1
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
(3)Excludes MSRs transferred to MAV, Rithm and others, and associated Pledged MSR liability recorded as sale accounting criteria are not met. Pledged assets exceed the MSR asset balance due to the netting of certain PLS MSR portfolios with negative and positive fair values as eligible collateral.
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

March 31, 2023
Specified net servicing advances	$203.9
Specified deferred servicing fee	4.4
Specified MSR value less borrowings	632.7
Specified unrestricted cash balances	124.1
Specified advance facility reserves	15.9
Specified loan value	108.8
Specified residual value	—
Total	$1,089.8

Note 13 – Other Liabilities

	March 31, 2023	December 31, 2022
Contingent loan repurchase liability	257.6	$289.9
Other accrued expenses	64.3	75.9
Due to Rithm - Advance collections, servicing fees and other	59.8	64.4
Checks held for escheat	52.8	48.1
Liability for indemnification obligations	44.4	43.8
Accrued legal fees and settlements	40.0	42.2
Servicing-related obligations	39.3	40.1
Lease liability	15.2	16.6
Derivatives, at fair value	12.3	15.7
Liability for uncertain tax positions	11.2	10.9
Accrued interest payable	9.8	13.7
Liability for unfunded pension obligation and India gratuity plan	9.3	9.3
MSR purchase price holdback	8.5	13.9
Derivative related payables	7.1	6.0
Income taxes payable	6.8	6.2
Mortgage insurance premium payable	5.1	5.0
Excess servicing fee spread payable	3.5	3.4
Other	5.5	3.4
	652.5	$708.5

Note 14 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the three months ended March 31, 2023 and 2022.

	March 31, 2023			December 31, 2022
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	April, 2023	$20.0	$0.2	January, 2023	$20.0	$0.1
Forward loans IRLCs	April 2023 to July 2023	612.1	4.3	N/A	—	—
Reverse loans IRLCs	April, 2023	21.9	0.5	January, 2023	13.8	0.6
TBA forward MBS trades	April 2023 to June 2023	160.0	1.6	January - March 2023	804.0	6.6
Forward sales of Forward loans	N/A	—	—	January, 2023	100.0	0.4
Interest rate swap futures	June, 2023	975.0	22.9	N/A	—	—
Interest rate option contracts	April, 2023	450.0	2.9	N/A	—	—
Other	N/A	189.1	0.3	N/A	—	—
Total		$2,428.1	$32.6		$937.8	$7.7

Derivative Liabilities (Other liabilities)
Forward loans IRLCs	N/A	$—	$—	January - April 2023	$540.1	$(1.3)
Forward sales of Reverse loans	April, 2023	25.0	(0.2)	January, 2023	20.0	(0.1)
TBA forward MBS trades	April 2023 to June 2023	1,103.0	(10.5)	January - February 2023	85.0	(0.7)
Interest rate swap futures	N/A	—	—	January, 2023	670.0	(13.6)
Interest rate option contracts	May, 2023	415.0	(1.5)	N/A	—	—
Other	N/A	7.7	(0.1)	N/A	56.4	(0.1)
Total		$1,550.7	$(12.3)		$1,371.4	$(15.7)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Three Months Ended March 31,		Financial Statement Line
Gain (loss)	2023	2022
Derivative Instruments
Forward loans IRLCs	$5.7	$(12.1)	Gain on loans held for sale, net
Reverse loans IRLCs	(0.1)	(0.4)	Gain on reverse loans held for investment and HMBS-related borrowings, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	(16.4)	47.1	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging reverse pipeline trades)	—	—	Gain on reverse loans held for investment and HMBS-related borrowings, net
Interest rate swap futures, TBA trades and interest rate option contracts	14.1	(66.8)	MSR valuation adjustments, net
Forward sales of Reverse loans	—	(0.4)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	0.3	0.4	Other, net
Total	$3.5	$(32.0)

Interest Rate Risk
MSR Hedging
Under our MSR hedging strategy, the interest-rate sensitive MSR portfolio exposure to be hedged is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with MAV, Rithm and others (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings.
The objective of our MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is subject to lower and upper thresholds, as modeled. Since September 2022, our hedge policy establishes a minimum 25% and 30% hedge coverage ratio required for interest rate declines less than, and more than 50 basis points, respectively. We periodically evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. During the first quarter of 2023, management targeted a 38% minimum hedge coverage ratio. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 17 – Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 15 days. Loans held for sale are generally funded and sold within 3 to 25 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations, respectively. See above description of inter-segment derivatives.
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

Note 15 – Interest Expense

	Three Months Ended March 31,
	2023	2022
MSR financing facilities	$17.5	$7.8
Mortgage loan warehouse facilities	13.6	7.1
OFC Senior Secured Notes (1)	10.8	10.4
Advance match funded liabilities	10.7	2.7
PMC Senior Secured Notes	7.8	8.2
Escrow	1.9	1.7
	$62.3	$37.9
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.3 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

Note 16 – Basic and Diluted Earnings per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the three months ended March 31, 2023, we have excluded the effect of all stock options, common stock awards and warrants from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended March 31,
	2023	2022
Basic earnings (loss) per share
Net income (loss)	$(40.2)	$58.1

Weighted average shares of common stock	7,533,561	9,215,122

Basic earnings (loss) per share	$(5.34)	$6.30

Diluted earnings (loss) per share
Net income (loss)	$(40.2)	$58.1

Weighted average shares of common stock	7,533,561	9,215,122
Effect of dilutive elements
Common stock warrants	—	278,320
Stock option awards	—	73
Common stock awards	—	168,052
Dilutive weighted average shares of common stock	7,533,561	9,661,567

Diluted earnings (loss) per share	$(5.34)	$6.01

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	34,657	98,520
Market-based (2)	56,281	166,269
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.

Note 17 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate our operating and financial performance and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the three months ended March 31, 2023, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial information for our segments is as follows:

	Three Months Ended March 31, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$231.8	$0.4	$—	$—	$232.2
Gain on reverse loans held for investment and HMBS-related borrowings, net	14.0	7.2	—	—	21.2
Gain (loss) on loans held for sale, net (1)	(1.3)	4.1	—	—	2.8
Other revenue, net	0.5	3.1	2.0	—	5.6
Revenue	245.0	14.8	2.0	—	261.8

MSR valuation adjustments, net (1)	(70.9)	1.9	—	—	(69.0)

Operating expenses	79.8	18.7	15.6	—	114.1

Other income (expense):
Interest income	4.1	9.0	1.0	—	14.1
Interest expense	(41.6)	(9.9)	(10.8)	—	(62.3)
Pledged MSR liability expense	(70.3)	—	—	—	(70.3)
Earnings of equity method investee	0.3	—	—	—	0.3
Other	0.2	0.2	0.8	—	1.2
Other expense, net	(107.3)	(0.7)	(9.0)	—	(117.0)

Income (loss) before income taxes	$(13.0)	$(2.7)	$(22.6)	$—	$(38.3)

	Three Months Ended March 31, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$212.2	$0.5	$—	$—	212.6
Gain on reverse loans held for investment and HMBS-related borrowings, net	(11.9)	25.0	—	—	13.1
Gain (loss) on loans held for sale, net (1)	(2.7)	12.8	—	(13.3)	(3.2)
Other revenue, net	0.4	6.8	1.8	—	9.1
Revenue	198.0	45.1	1.8	(13.3)	231.6

MSR valuation adjustments, net (1)	21.1	1.1	—	13.3	35.4

Operating expenses	74.2	46.3	6.5	—	127.0

Other income (expense):
Interest income	4.1	3.0	0.1	—	7.1
Interest expense	(23.1)	(4.2)	(10.5)	—	(37.9)
Pledged MSR liability expense	(59.7)	—	—	—	(59.7)
Earnings of equity method investee	12.0	—	—	—	12.0
Other	0.7	(1.4)	0.5	—	(0.2)
Other expense, net	(66.1)	(2.7)	(10.0)	—	(78.7)

Income (loss) before income taxes	$78.8	$(2.8)	$(14.7)	$—	$61.3

(1)Corporate Eliminations includes inter-segment derivatives eliminations of $0 and $13.3 million for the three months ended March 31, 2023 and 2022, respectively, reported as Gain on loans held for sale, net with a corresponding offset in MSR valuation adjustments, net.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
March 31, 2023	$11,553.4	$774.0	$299.6	$12,627.0

December 31, 2022	$11,535.0	$570.5	$293.7	$12,399.2

March 31, 2022	$11,251.8	$610.9	$435.1	$12,297.8

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended March 31, 2023
Depreciation expense	$0.2	$0.1	$1.5	$1.8
Amortization of debt issuance costs and discount	0.1	—	2.7	2.8
Amortization of intangibles	1.5	—	—	1.5

Three months ended March 31, 2022
Depreciation expense	$0.2	$0.1	$2.3	$2.6
Amortization of debt issuance costs and discount	0.2	—	2.3	2.5
Amortization of intangibles	0.6	—	—	0.6

Note 18 – Regulatory Requirements
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

We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at March 31, 2023. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $376.8 million at March 31, 2023. PMC’s adjusted net worth was $553.3 million at March 31, 2023. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and the required minimum liquidity was $42.1 million at March 31, 2023. PMC’s liquid assets were $188.0 million at March 31, 2023.
In 2022, the FHFA, the GSEs and Ginnie Mae announced updated minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. The majority of the updated requirements are effective on September 30, 2023, with Ginnie Mae’s risk-based capital requirements effective on December 31, 2024. We believe PMC would be in compliance with the updated requirements if the updated requirements were in effect as of March 31, 2023, except for the new risk-based capital requirement. We are currently evaluating the potential impacts of these updated requirements, the costs and benefits of achieving compliance, and possible courses of action involving external investor solutions, structural solutions or exiting Ginnie Mae forward originations and owned servicing activities. If we are unable to identify and execute a cost-effective solution that allows us to continue these businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results could be negatively impacted. As of March 31, 2023, our forward owned servicing portfolio included 85,336 government-insured loans with a UPB of $13.7 billion, 7% of our total forward owned MSRs or 5% of our total UPB serviced and subserviced.
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
California Department of Financial Protection and Innovation (CA DFPI). In January 2015 and February 2017, Ocwen Loan Servicing, LLC (OLS) entered into consent orders with the CA DFPI (formerly known as the California Department of Business Oversight) relating to our alleged failure to produce certain information and documents during a routine licensing examination and relating to alleged servicing practices. We have completed all of our obligations under each of these consent orders. We also entered into a consent order in February 2023 to resolve a legacy OLS matter with the CA DFPI primarily addressing OLS’s post-boarding process related to loan payment terms. The Consent Order provides for a $2.5 million settlement with the CA DFPI with the waiver of certain late fees, a loss mitigation campaign, and other reliefs. The settlement was fully accrued at December 31, 2022 and paid in March 2023.

Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at March 31, 2023. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2023, we funded $67.7 million out of the $1.8 billion borrowing capacity as of December 31, 2022. We also had short-term commitments to lend $612.1 million and $21.9 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2023. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
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
Activity with regard to HMBS repurchases is as follows:

	Three Months Ended March 31, 2023
	Active		Inactive		Total
	Number	Amount	Number	Amount	Number	Amount
Beginning balance	264	$70.7	457	$107.7	721	$178.4
Additions	264	71.4	81	20.4	345	91.9
Recoveries, net (1)	(220)	(58.0)	(42)	(9.7)	(262)	(67.6)
Transfers	(13)	(3.8)	13	3.8	—	—
Changes in value	—	—	—	(1.1)	—	(1.2)
Ending balance	295	$80.3	509	$121.1	804	$201.5
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
Client Concentration
Our Servicing segment has exposure to concentration risk and client retention risk.
As of March 31, 2023, our servicing portfolio included a significant client relationship with Rithm which represented 16% and 27% of our total servicing portfolio UPB and loan count, respectively, and approximately 68% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with Rithm are in their second terms that end December 31, 2023, but they provide for automatic one-year renewals, unless Ocwen (by July 1, 2023) or Rithm (by October 1, 2023) provide advance notice of termination. At the end of the second term, if notice for termination is given by the appropriate time, Rithm has the right to terminate the Subservicing Agreements and Servicing Addendum for convenience. If Rithm exercises its right to terminate all or some of the agreements for convenience at the end of the Second Term on December 31, 2023, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions. The impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — Other Financing Liabilities, at Fair Value. Receivables and Other liabilities recorded on our consolidated balance sheets are disclosed in Note 9 – Receivables and Note 13 – Other Liabilities, respectively.
In addition, as of March 31, 2023, our servicing portfolio also included a significant client relationship with MAV which represented 17% and 13% of our total servicing portfolio UPB and loan count, respectively. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024. See Note 10 - Investment in Equity Method Investee and Related Party Transactions.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $40.0 million at March 31, 2023. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2023.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending class actions challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, including: Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. Ca), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), Williams v. PHH Mortg. Corp., et al. (S.D. TX) and Jones v. PHH Mortg. Corp., et

al. (D. N.J.). We have reached settlements in five of these class actions. In the Thacker and Torliatt cases, the parties executed settlement agreements which were granted final approval by the Court in November 2022. In the Morris class action, the Court granted preliminary approval of the parties’ settlement, and we are proceeding with class notice before moving for final approval. In the Williams class action, the Court has granted preliminary approval of the settlement. Finally, we have reached a tentative settlement with the class plaintiffs in the Forest class action. In February 2023, the Jones class action was filed in federal court in New Jersey and we have taken initial steps to file a motion to dismiss the complaint.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and on February 24, 2023 that court reversed and remanded for further proceedings. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $40.0 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB thereafter filed a notice of appeal. On April 6, 2022, the Eleventh Circuit issued its opinion relating to the appeal, largely adopting the district court’s decision precluding the CFPB from bringing claims covered by the National Mortgage Settlement, but vacating and remanding the case back to the district court to determine which, if any, claims are not covered and may still be brought by the CFPB. Neither party sought rehearing of the Eleventh Circuit’s decision. Following briefing and oral argument, on May 2, 2023, the court issued an order granting in full Ocwen’s motion for summary judgment on the remaining 9 counts. In that order, based on a claim by claim analysis, the court found that all of the CFPB’s claims were barred under the principles of res judicata because they were premised on servicing activity covered by the 2014 Consent Judgment referenced above. Also on May 2, 2023, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. To the extent the CFPB appeals the court’s order, Ocwen will continue to vigorously defend itself.
Our current accrual with respect to this matter is included in the $40.0 million legal and regulatory accrual referenced above. The outcome of the matters raised by the CFPB, whether through negotiated settlements, court rulings or otherwise, could potentially involve monetary fines or penalties or additional restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
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
Loan Put-Back and Related Contingencies
We have exposure to representation, warranty and indemnification obligations relating to our lending, loan sales and securitization activities, and servicing practices. We receive origination representations and warranties from our network of approved originators in connection with loans we purchased through our correspondent lending channel. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we may incur. We do not provide or assume any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs.
At March 31, 2023 and March 31, 2022, we had outstanding representation and warranty repurchase demands of $31.0 million UPB (127 loans) and $49.8 million UPB (270 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Three Months Ended March 31,
	2023	2022
Beginning balance (1)	$41.6	$49.4
Provision for (reversal of) representation and warranty obligations	2.7	(3.6)
New production liability	0.3	0.7
Charge-offs and other (2)	(2.7)	(2.1)
Ending balance (1)	$41.9	$44.4

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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2023.
Other
Ocwen, on its own behalf and on behalf of various mortgage loan investors, has engaged in a variety of activities to seek payments from mortgage insurers for unpaid claims, including claims where the mortgage insurers paid less than the full claim amount. Ocwen believes that many of the actions by mortgage insurers were in violation of the applicable insurance policies and insurance law. In some cases, Ocwen entered into tolling agreements, initiated arbitration or litigation, engaged in settlement discussions, or took other similar actions. Ocwen has now settled or otherwise resolved all of its pending mortgage insurance litigation matters.
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
Note 21 – Subsequent Events
On April 4 2023, we purchased active and inactive reverse mortgage loan buyouts for $110.1 million. The transaction was financed through a master repurchase agreement with total uncommitted capacity of $200.0 million. The purchased assets included loans, claim receivables from HUD and REOs.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH Mortgage is one of the largest servicers in the country, focused on delivering a variety of servicing and lending programs. Liberty is one of the nation’s largest reverse mortgage lenders dedicated to education and providing loans that help customers meet their personal and financial needs. We serviced 1.4 million loans with a total UPB of $298.5 billion on behalf of more than 3,800 investors and 114 subservicing clients as of March 31, 2023. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.

The table below summarizes the volume of Originations by channel, in the first quarter of 2023, compared with the preceding quarter, and the corresponding quarter of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In the first quarter of 2023, we added $17.5 billion of new volume, with $12.8 billion of new subservicing and $4.5 billion of non-bulk new servicing, as further detailed in the below table.

$ in billions	UPB			$ Change
	Three Months Ended			Q1 2023 vs Q4 2022	Q1 2023 vs Q1 2022
	March 31, 2023	December 31, 2022	March 31, 2022
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.1	$0.1	$0.7	$—	$(0.6)
Correspondent MSR (1)	2.4	3.9	2.7	(1.5)	(0.3)
Flow and Agency Cash Window MSR purchases (2)	1.8	2.0	4.1	(0.2)	(2.3)
Reverse mortgage servicing (3)	0.1	0.2	0.5	(0.1)	(0.4)
Total servicing	4.5	6.2	8.0	(1.8)	(3.6)
Bulk purchases (2)	0.2	—	0.2	0.2	—
Total servicing additions	4.7	6.2	8.2	(1.6)	(3.6)
Interim forward subservicing	1.2	1.9	2.9	(0.7)	(1.7)
Other new forward subservicing	11.5	15.9	0.4	(4.4)	11.1
Reverse subservicing	0.1	—	9.0	0.1	(8.9)
Total Subservicing additions (4)	12.8	17.8	12.2	(5.0)	0.5
Total servicing and subservicing UPB additions	$17.5	$24.0	$20.4	$(6.6)	$(3.1)
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
The following table summarizes the average volume of our Servicing segment during the first quarter of 2023, compared with the preceding quarter and corresponding quarter of the prior year. The average volume of Servicing is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the gross revenue and expenses, and their timing.

$ in billions	Average UPB			$ Change
	Three Months Ended			Q1 2023 vs Q4 2022	Q1 2023 vs Q1 2022
	March 31, 2023	December 31, 2022	March 31, 2022
Owned MSR	$127.0	$125.1	$124.9	$1.9	$2.1
Rithm (formerly NRZ) and others	48.8	49.7	54.7	(0.9)	(5.9)
MAV	49.3	47.5	34.0	1.8	15.3
Subservicing (including interim subservicing)	60.6	57.2	48.8	3.4	11.8
Reverse mortgage loans (owned)	7.6	7.5	7.2	0.1	0.4
Commercial and other servicing	0.8	0.8	0.9	—	(0.1)
Total serviced and subserviced UPB (average)	$294.1	$287.8	$270.5	$6.3	$23.6
As of March 31, 2023 and December 31, 2022, the total serviced and subserviced UPB amounted to $298.5 billion and $289.8 billion, respectively, a net increase of $8.7 billion or 3%.
Financial Highlights
Results of operations for the first quarter of 2023
•Net loss of $(40) million, or $(5.34) per share
•Servicing and subservicing fee revenue of $232 million
•Originations gain on sale of $4 million
•$35 million MSR valuation loss in Servicing attributable to rate and assumption changes, net of hedging
Financial condition at the end of the first quarter of 2023
•Stockholders’ equity of $416 million, or $54.50 book value per common share
•MSR investment of $2.6 billion, down $85 million, and a $6.3 billion increase in the average serviced and subserviced UPB in the quarter
•Cash position of $217 million
•Total assets of $12.6 billion
Business Initiatives
We established the following key operating objectives to return to sustainable profitability and drive improved value for shareholders. As our near-term priority remains to return to sustainable profitability, we continue to execute our strategy around these objectives:
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
•Optimizing liquidity, diversifying capital sources, including leveraging our MSR asset vehicle with Oaktree and expanding our multi-investor partnership model to fund new MSR originations, repositioning for higher rates and allocating capital to deliver value for shareholders.
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
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Condensed Results of Operations	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Revenue	$261.8	$250.5	5%	$231.6	13%
MSR valuation adjustments, net	(69.0)	(95.8)	(28)	35.4	(295)
Operating expenses	114.1	119.6	(5)	127.0	(10)
Other income (expense), net	(117.0)	(113.9)	3	(78.7)	49
Income (loss) before income taxes	(38.3)	(78.8)	(51)	61.3	(163)
Income tax expense (benefit)	1.9	0.9	111	3.2	(41)
Net income (loss)	$(40.2)	$(79.7)	(50)%	$58.1	(169)%

Segment income (loss) before income taxes
Servicing	$(13.0)	$(46.7)	(72)%	$78.8	(116)%
Originations	(2.7)	(2.0)	35	(2.8)	(4)
Corporate Items and Other	(22.6)	(30.1)	(25)	(14.7)	55
	$(38.3)	$(78.8)	(51)%	$61.3	(163)%
Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Servicing	$245.0	$227.4	8%	$198.0	24%
Originations	14.8	21.5	(31)	45.1	(67)
Corporate	2.0	1.9	5	1.8	11
Total segment revenue	261.8	250.8	4	244.9	7
Inter-segment elimination (1)	—	(0.3)	(100)	(13.3)	(100)
Total revenue	$261.8	$250.5	5	$231.6	13
(1)The fair value change of inter-segment economic hedge derivatives reported within Total revenue (Gain on loans held for sale, net) is eliminated at the consolidated level with an offset in MSR valuation adjustments, net. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further detail.
Total segment revenue for the three months ended March 31, 2023 was $11.0 million, or 4% higher as compared to the three months ended December 31, 2022 due to a $17.6 million increase in Servicing revenue offset by a $6.7 million decrease in Originations revenue.
•The increase in Servicing revenue is mostly due to $13.0 million increase in servicing and subservicing fees driven by higher float earnings with higher average interest rates and a $4.6 million improvement in Gain on reverse loans held for investment and HMBS-related borrowings, net mostly driven by lower market rates at the end of the quarter.
•The decrease in Originations revenue is mostly due to volume and margin declines, with a $2.7 million decrease in Gain on loans held for sale, net primarily due to our Forward Correspondent channel, and a $2.1 million decrease in Gain on reverse loans held for investment and HMBS-related borrowings, net mostly driven by our Retail and Correspondent channels.
As compared to the three months ended March 31, 2022, total segment revenue for the three months ended March 31, 2023 was $16.9 million or 7% higher, due to a $47.0 million increase in Servicing revenue offset by a $30.3 million decrease in Originations revenue.
•The increase in Servicing revenue includes a $25.9 million increase in Gain on reverse loans held for investment and HMBS-related borrowings, net due to unrealized fair value losses on the HECM loan portfolio, net in the first quarter of 2022 driven by increasing interest rates and widening yield spread directly impacting projected asset life and the tail value of the HECM reverse mortgage loans. In addition, servicing and subservicing fees increased $19.6 million primarily due to the acquisition of reverse subservicing, growth of MAV and increase in float earnings due to higher interest rates.
•The decrease in Originations revenue is primarily due to production volume decline as a result of rising interest rates at a historic pace during 2022. We reported a $17.8 million decrease in Gain on reverse loans held for investment and HMBS-related borrowings, net primarily driven by a 75% decline in volume, partially offset by higher margins in all three channels, and a $10.7 million decrease in Gain on loans held for sale, net in our Consumer Direct channel driven by a 91% decrease in volume in the context of rising interest rates, partially offset by higher margins.
MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net:

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Realization of expected cash flows (runoff) of MSRs, MSR pledged liability and ESS financing liability	$(35.7)	$(36.8)	(3)%	$(44.6)	(20)%
Fair value gains (losses) of MSRs, MSR pledged liability and ESS financing liability due to rates and assumptions	(47.4)	(59.7)	(21)	146.8	(132)
Total fair value gains (losses) of MSR, MSR pledged liability and ESS financing liability	(83.1)	(96.4)	(14)	102.2	(181)
Derivative fair value gain (loss) (1)	14.1	0.6	n/m	(66.8)	(121)
MSR valuation adjustments, net	$(69.0)	$(95.8)	(28)%	$35.4	(295)%
n/m: not meaningful
(1) Includes $0, $0.3 million and $13.3 million for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively, of inter-segment derivative fair value gains reported within Total revenue and eliminated at the consolidated level - also see Revenue table above.
MSR valuation adjustments, net includes the loss on the MSR portfolio associated with the realization of its expected cash flows, or runoff, due to the passage of time, and any fair value gains or losses due to inputs, market interest rates or assumptions, net of hedging gains and losses. Included in the valuation adjustments are fair value gains and losses of the related MSR pledged liability and ESS financing liability. We reported a $69.0 million loss in MSR valuation adjustments, net in the three months ended March 31, 2023, $26.8 million lower than the three months ended December 31, 2022. The decrease in the net loss in the first quarter of 2023 as compared to the fourth quarter of 2022 is primarily due to unfavorable assumption updates in the prior quarter, partially offset by a larger decrease in market interest rates during the three months ended March 31, 2023. The 10-year swap rate decreased by 30 basis points in the first quarter of 2023 and 6 basis points in the fourth quarter of 2022. The interest rate exposure is partially hedged under our MSR hedging strategy, with a 37% hedge coverage ratio during the first quarter of 2023. Also refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail.
For the three months ended March 31, 2022, we reported a $35.4 million gain in MSR valuation adjustments, net as compared to the $69.0 million loss for the three months ended March 31, 2023. The gain in the three months ended March 31, 2022 is driven by net favorable interest rate and assumption updates, net of hedging and MSR portfolio runoff. The net fair value loss in the three months ended March 31, 2023 as compared to the fair value gain in the three months ended March 31, 2022 is mostly driven by the change in interest rates during the respective periods. The 10-year swap rate decreased by 30 basis points in the three months ended March 31, 2023 and increased by 83 basis points in the three months ended March 31, 2022. The $8.9 million lower expense due to realization of expected cash flows is mostly due to the ESS financing liability issuances in the second half of 2022.

Operating Expenses

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Compensation and benefits	$58.0	$66.2	(12)%	$68.0	(15)%
Servicing and origination	15.7	12.6	25	14.2	11
Technology and communications	13.4	13.9	(4)	14.9	(10)
Professional services	13.3	11.2	19	12.2	9
Occupancy and equipment	8.8	9.7	(9)	10.1	(13)
Other expenses	4.9	6.0	(18)	7.6	(36)
Total operating expenses	$114.1	$119.6	(5)%	$127.0	(10)%
Compensation and benefits expense for the three months ended March 31, 2023 decreased $8.2 million, or 12%, as compared to the three months ended December 31, 2022, due to a $2.3 million decline in incentive compensation, a $1.9 million decrease in salaries and benefits due to a 5% headcount reduction, $1.9 million decrease of commissions due to lower Originations volume, and a $1.8 million decrease in severance expense, as a result of our continued efforts to reduce costs and right-size our Originations resources to market opportunities. The decrease in incentive compensation expense included a $7.4 million decrease in expense for cash-settled share-based awards due to our common stock price decline during the first quarter of 2023 and increase in the fourth quarter of 2022, offset in part by $4.9 million higher annual incentive plan (AIP) awards expense due to headcount reductions and performance-related adjustments in the fourth quarter of 2022.
As compared to the three months ended March 31, 2022, Compensation and benefits expense for the three months ended March 31, 2023 decreased $10.0 million, or 15% largely due to a $13.7 million decrease in salaries and benefits primarily due to a 17% decline in total average headcount, mostly attributed to a 61% decline in Originations headcount, and a $5.3 million decrease in commissions due to lower Originations volume and headcount, partially offset by a $9.5 million increase in incentive compensation. The increase in incentive compensation includes an $8.5 million increase in expense for cash-settled share-based awards as a result of a higher common stock price as compared to March 31, 2022, new awards and lower expense in the first quarter of 2022 due to forfeitures, and a $2.2 million increase in expense for equity-settled share-based awards due to new awards and forfeitures in the first quarter of 2022. AIP awards expense declined by $1.2 million mostly due to lower headcount.
Servicing and origination expense for the three months ended March 31, 2023 increased $3.1 million, or 25% as compared to the three months ended December 31, 2022 primarily due to a $2.8 million increase in Servicing-related indemnification provision expense, largely driven by the PLS subservicing portfolio, and a $2.3 million favorable settlement in the fourth quarter of 2022 related to other servicer expenses, partially offset by a $1.6 million decrease in our Originations expenses due to lower production volume across our channels.
As compared to the three months ended March 31, 2022, Servicing and origination expense for the three months ended March 31, 2023 increased $1.5 million, or 11%, largely attributed to an $8.2 million increase in Servicing-related provision expense, mostly as a result of a $6.6 million increase in provision for indemnification due in part to a $4.0 million release of provision for indemnification in the first quarter of 2022 as a result of a favorable settlement, offset in part by a $3.4 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume and a $3.3 million decrease in Originations expenses primarily due to lower production volume.
Professional services expense for the three months ended March 31, 2023 increased $2.1 million, or 19%, as compared to the three months ended December 31, 2022. Legal expenses increased $1.4 million primarily due to payments received during the fourth quarter of 2022 following resolution of legacy litigation matters.
As compared to the three months ended March 31, 2022, Professional services expense for the three months ended March 31, 2023 increased $1.1 million, or 9%, primarily due to a $5.1 million increase in legal expenses, offset in part by a $3.5 million decrease in other professional fees. The increase in legal expenses is largely due to $9.9 million of recoveries of prior year expenses in the first quarter of 2022, partially offset by a reduction in expenses related to other legal matters. The decrease in other professional fees is primarily due to additional expenses in the first quarter of 2022 related to our reverse subservicing business and outsourced resources utilized in our Originations business to support higher production volumes.

Other Income (Loss)

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Net interest expense	$(48.2)	$(44.9)	7	$(30.8)	56
Pledged MSR liability expense	(70.3)	(66.7)	5	(59.7)	18
Earnings (loss) of equity method investee	0.3	(0.8)	(138)	12.0	(98)
Other, net	1.2	(1.6)	(175)	(0.2)	(700)
Total other income (expense), net	$(117.0)	$(113.9)	3	$(78.7)	49
Net interest expense for three months ended March 31, 2023 increased $3.3 million, or 7%, as compared to three months ended December 31, 2022, primarily due to higher cost of funds of our asset-backed financing facilities, driven by increased market interest rates, offset in part by lower average debt balance on our asset-backed financing facilities due in large part to the decrease in average held for sale loan balances.
As compared to the three months ended March 31, 2022, Net interest expense for the three months ended March 31, 2023 increased $17.4 million, or 56% primarily due to higher cost of funds of our asset-backed financing facilities driven by increased interest rates, offset in part by a $7.0 million increase in interest income, primarily in our Origination segment due to the increase in average held for sale loan balances and higher interest rates, offset in part by lower origination volume.
Pledged MSR liability expense includes the servicing fee remittance, net of subservicing fee, associated with the MSR transfers that do not meet sale accounting treatment and the servicing spread remittance associated with our ESS financing liabilities at fair value. Pledged MSR liability expense for the three months ended March 31, 2023 increased $3.6 million as compared to the three months ended December 31, 2022, and increased $10.6 million as compared to the three months ended March 31, 2022. These increases are mostly due to servicing spread remittance on the ESS financing liabilities issued beginning in the third quarter of 2022.
Earnings (loss) of equity method investee represents our 15% share of MAV Canopy from May 3, 2021. The $12.0 million earnings for the three months ended March 31, 2022 were predominantly driven by the fair value gains recorded by MAV Canopy on its MSR portfolio due to rising interest rates.
Income Tax Benefit (Expense)

	Three Months Ended
	March 31,	December 31	% Change	March 31,	% Change
	2023	2022		2022
Income tax expense	$1.9	$0.9	111%	$3.2	(41)

Income (loss) before income taxes	$(38.3)	$(78.8)	(51)%	$61.3	(162)

Effective tax rate	(5.0)%	(1.1)%	355%	5.2%	(196)
Our effective tax rate for the periods indicated in the table above differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. The U.S. jurisdiction is in a cumulative loss position for the three-year period ended March 31, 2023. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, and the impact of tax planning strategies that may be implemented, if warranted. We evaluated all positive and negative evidence and determined that a full valuation allowance at March 31, 2023 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions and changes in uncertain tax positions. Also refer to Note 19 - Income Taxes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details on deferred tax assets.

The $1.9 million income tax expense recognized in the three months ended March 31, 2023 was driven primarily by projected income tax expense related to pre-tax earnings in foreign jurisdictions as well as income tax expense for the accrual of additional interest and penalties on uncertain tax positions. The $0.9 million income tax expense recognized in the three months ended December 31, 2022 was driven primarily by income taxes in foreign jurisdictions, partially offset by income tax benefit recognized related to the favorable resolution of an uncertain tax position.
For the three months ended March 31, 2022, income tax expense of $3.2 million was driven primarily by projected income tax expense related to pre-tax earnings, partially offset by income tax benefit recognized related to the favorable resolution of an uncertain tax position. The decline in the effective tax rate is primarily due to the $99.6 million decrease in pre-tax earnings in the three months ended March 31, 2023 compared to the same period in 2022, as well as a reduction in projected income tax expense in foreign jurisdictions and a reduction in income tax benefit related to the favorable resolution of uncertain tax positions.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	March 31, 2023	December 31, 2022	$ Change	% Change
Cash	$216.6	$208.0	$8.6	4%
Restricted cash	39.3	66.2	(26.9)	(41)
MSRs, at fair value	2,580.6	2,665.2	(84.6)	(3)
Advances, net	656.9	718.9	(62.0)	(9)
Loans held for sale	849.4	622.7	226.7	36
Loans held for investment, at fair value	7,669.0	7,510.8	158.3	2
Receivables	200.2	180.8	19.4	11
Investment in equity method investee	36.8	42.2	(5.5)	(13)
Premises and equipment, net	18.9	20.2	(1.3)	(6)
Other assets	359.3	364.2	(4.9)	(1)
Total assets	$12,627.0	$12,399.2	$227.8	2%

Total Assets by Segment
Servicing	$11,553.4	$11,535.0	$18.4	—%
Originations	774.0	570.5	203.5	36
Corporate Items and Other	299.6	293.7	5.9	2
	$12,627.0	$12,399.2	$227.8	2%

HMBS-related borrowings, at fair value	$7,470.6	$7,326.8	$143.8	2%
Other financing liabilities, at fair value	1,152.5	1,137.4	15.1	1
Advance match funded liabilities	469.9	513.7	(43.7)	(9)
Mortgage loan warehouse facilities	948.3	702.7	245.5	35
MSR financing facilities, net	914.6	953.8	(39.2)	(4)
Senior notes, net	602.3	599.6	2.7	—
Other liabilities	652.5	708.5	(56.0)	(8)
Total liabilities	12,210.7	11,942.5	268.2	2%

Total stockholders’ equity	416.3	456.7	(40.4)	(9)

Total liabilities and equity	$12,627.0	$12,399.2	$227.8	2%

Total Liabilities by Segment
Servicing	$11,094.1	$11,049.0	$45.1	—%
Originations	772.3	544.2	228.1	42
Corporate Items and Other	344.3	349.3	(5.0)	(1)
	$12,210.7	$11,942.5	$268.2	2%

Book value per share	$54.50	$60.68	$(6.18)	(10)%
Total assets increased $227.8 million, or 2%, between December 31, 2022 and March 31, 2023 due to a $226.7 million increase in our loans held for sale portfolio, driven by forward loan production volumes higher than sales, and a $158.3 million increase in Loans held for investment, mostly driven by increased fair value of reverse loans due to interest rate decline. These increases were offset in part by an $84.6 million decrease in our MSR portfolio mostly attributed to fair value losses as a result of a decrease in market interest rates and runoff in excess of net additions through purchases and retained servicing on loan sales, and a $62.0 million decline in servicing advances that was mainly due to seasonal reduction of escrow balances.
Total liabilities increased by $268.2 million, or 2%, as compared to December 31, 2022, with similar effects as described above. Our borrowings under warehouse lines increased $245.5 million due to the higher loans held for sale balance at March 31, 2023. Our HMBS-related borrowings increased by $143.8 million due to increased fair value due to interest rate decline. The $15.1 million increase in Other financing liabilities is primarily due to the issuance of ESS financing liabilities offset by a decrease in the fair value of Pledged MSR liabilities due to lower interest rates. Advance match funded liabilities decreased $43.7 million consistent with the decline in servicing advances. Borrowings under our MSR financing facilities decreased $39.2 million due to the decline in fair value of the underlying MSR portfolio. Other liabilities declined $56.0 million mostly due to a decrease in the Ginnie Mae contingent repurchase rights of delinquent loans.
Total equity decreased $40.4 million during the three months ended March 31, 2023 mostly due to the $40.2 million net loss for the quarter.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Ocwen’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 of this Form 10-Q and Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2022, for discussion of certain of those risks and uncertainties and other factors that could cause Ocwen’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results in 2023 will be in line with the outlook information set forth below, and Ocwen does not undertake to update any forward-looking statements. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to modestly grow our servicing portfolio through our multi-channel Originations platform and through MAV and other capital partners, with an emphasis on subservicing.
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
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of expected cash flows to follow the growth of our MSR portfolio offset by the growth of ESS financing liabilities. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. We are exposed to increased interest rate volatility due to our interest rate sensitive GSE MSR portfolio. Our hedging strategy provides only partial hedge coverage and we would expect net MSR fair value losses if interest rates drop and conversely, net MSR fair value gains if interest rates rise, also dependent on our hedge coverage ratio. We expect that, other things being equal, the magnitude of the fair value changes of the MSR portfolio due to market interest rates, net of the MSR hedges, to decrease if our hedge coverage ratio increases, or vice versa. Refer to the sensitivity analysis in Item 3 - Quantitative and Qualitative Disclosures About Market Risk for further detail.
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase (see above), we expect a stable workforce. We expect to continue to right-size and prudently manage our Originations headcount and operating expenses to align with funded volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. Elevated inflation may result in higher operating expenses due to increases in salaries and benefits and rates charged by our vendors.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements pertaining to MSRs we own, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and convenience or other loan collection fees, where permitted. We also earn fees under both subservicing and special servicing arrangements with banks and other institutions, including Rithm and MAV, who own the MSRs. Subservicing and special servicing fees are earned either as a percentage of UPB or on a per-loan basis. Subservicing per-loan fees typically vary based on type of investor and on loan delinquency status.
As of March 31, 2023, we serviced 1.4 million mortgage loans with an aggregate UPB of $298.5 billion. The average UPB of loans serviced during the first quarter of 2023 increased by 2% or $6.3 billion compared to the fourth quarter of 2022, mostly driven by increases in our forward subservicing portfolio, including MAV, and MSR originations and purchases, net of runoff. This reflects our profitable growth strategy focused on capital-light subservicing, while maintaining our owned MSR portfolio. Compared to the three months ended March 31, 2022, the average UPB of loans serviced during the three months ended March 31, 2023 increased by 9% or $23.5 billion with the same drivers, mostly due to forward and reverse subservicing additions, including MAV and Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)). We manage the size of our servicing portfolio with our Originations business and by selectively purchasing MSRs based on capital allocation and financial return targets.
The financial performance of our servicing segment is impacted by the changes in fair value of the MSR portfolio due to changes in market interest rates, among other factors. Our MSR portfolio is carried at fair value, with changes in fair value recorded in earnings, within MSR valuation adjustments, net. The fair value of our MSRs is typically correlated to changes in market interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds, and the reverse is true. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 17 years, exhibiting little response to movements in market interest rates. Our hedging strategy is designed to partially reduce the volatility of the MSR portfolio to interest rates.
Concentration
Rithm (formerly NRZ) and MAV are our largest subservicing clients.
Rithm accounted for 16% and 27% of the total serviced UPB and loan count, respectively, in our servicing portfolio as of March 31, 2023. Rithm servicing fees retained by Ocwen represented approximately 9% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to Rithm, for the first quarter of 2023, and 10% for the fourth quarter of 2022. This compares to 12% for the three months ended March 31, 2022. Rithm’s portfolio represents approximately 68% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service for Rithm. In May 2022, Ocwen and Rithm agreed to extend the servicing agreements to December 31, 2023 with subsequent automatic one-year renewals and to amend the sharing of certain ancillary revenue.
Under a subservicing agreement with MAV, PMC has exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV represented 17% and 13% of our total servicing portfolio UPB and loan count, respectively. MAV servicing fees retained by Ocwen represented approximately 2% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to MAV, for the first quarter of 2023, fourth quarter of 2022 and first quarter of 2022. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PMC. Refer to Note 10 - Investment in Equity Method Investee and Related Party Transactions.
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
Reverse Mortgages
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
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $1.8 billion at March 31, 2023. These draws or tails are funded by the servicer and can be subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
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
Third-Party Servicer Ratings
Like other servicers, we are the subject of mortgage servicer ratings or rankings (collectively, ratings) issued and revised from time to time by rating agencies including Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings, Inc. (S&P)

and Fitch Ratings, Inc.(Fitch). Favorable ratings from these agencies are important to the conduct of our loan servicing and lending businesses.
The following table summarizes our latest key servicer ratings:

PHH Mortgage Corporation (PMC)
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3	Above Average	RPS3+
Residential Subprime Servicer	SQ3	Above Average	RPS3+
Residential Special Servicer	SQ3	Above Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3	Above Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Positive / Stable

Date of last action	September 28, 2021	March 22, 2023	August 2, 2022
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of initial rating	—	May 27, 2022	—
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised”.
On March 22, 2023, S&P raised the ratings for residential mortgage primary, special, subprime and subordinate-lien servicer from Average to Above Average and affirmed the overall Above Average ranking as a residential mortgage loan master servicer and the ratings outlook as Stable. S&P’s rankings reflects i) senior and middle management teams, which have sound industry experience and tenure levels and low turnover, ii) multiple levels of internal controls to monitor the operations, iii) internal or external audit findings - no material findings noted, based on the reports provided, iv) effective and industry-recognized technology systems and good level of automation in reporting, accounting, and cash administration, v) proactive servicer oversight program and comprehensive practices to monitor default activity to mitigate losses; and vi) continued portfolio runoff, reflecting the securitization market's limited new business opportunities and high competition levels with several master servicers competing for those transactions.

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Revenue
Servicing and subservicing fees	$231.8	$218.8	6%	$212.2	9%
Gain (loss) on loans held for sale, net	(1.3)	(1.1)	18	(2.7)	(52)
Gain on reverse loans held for investment and HMBS-related borrowings, net	14.0	9.4	49	(11.9)	(218)
Other revenue, net	0.5	0.3	67	0.4	25
Total revenue	245.0	227.4	8	198.0	24

MSR valuation adjustments, net	(70.9)	(98.7)	(28)	21.1	(436)

Operating expenses
Compensation and benefits	29.4	28.5	3	29.0	1
Servicing expense	14.9	10.0	49	10.8	38
Occupancy and equipment	7.7	7.9	(3)	7.9	(3)
Professional services	7.8	6.3	24	6.8	15
Technology and communications	6.3	5.8	9	6.6	(5)
Corporate overhead allocations	11.5	11.4	1	11.1	4
Other expenses	2.2	1.4	57	2.0	10
Total operating expenses	79.8	71.3	12	74.2	8

Other income (expense)
Interest income	4.1	3.0	37	4.1	—
Interest expense	(41.6)	(38.5)	8	(23.1)	80
Pledged MSR liability expense	(70.3)	(66.7)	5	(59.7)	18
Earnings of equity method investee	0.3	(0.8)	(138)	12.0	(98)
Other, net	0.2	(1.1)	(118)	0.7	(71)
Total other income (expense), net	(107.3)	(104.1)	3	(66.1)	62

Income (loss) before income taxes	$(13.0)	$(46.7)	(72)%	$78.8	(116)%
n/m: not meaningful

The following table provides selected operating statistics:

	March 31,	December 31,	% Change	March 31,	% Change
	2023	2022		2022
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$285.25	$276.22	3%	$259.89	10%
Non-performing loans	12.69	12.93	(2)	14.72	(14)
Non-performing real estate	0.53	0.67	(21)	0.71	(25)
Total	$298.47	$289.82	3%	$275.32	8%

Conventional loans (2)	$192.28	$186.25	3%	$173.36	11%
Government-insured loans	36.88	32.56	13	27.61	34
Non-Agency loans	69.32	71.00	(2)	74.35	(7)
Total	$298.47	$289.82	3%	$275.32	8%

Servicing portfolio (3)	$136.14	$134.55	1%	$123.89	10%
Subservicing portfolio
Subservicing - forward	40.27	34.74	16	40.41	—
Subservicing - reverse	21.68	23.23	(7)	22.16	(2)
Total subservicing	61.96	57.97	7	62.57	(1)
MAV (4) (5)	51.81	48.18	8	35.31	47
Rithm (formerly NRZ) and others (5) (6)	48.56	49.11	(1)	53.55	(9)
Total	$298.47	$289.82	3%	$275.32	8%

Number (in 000’s):
Performing loans (1)	1,347.3	1,319.8	2%	1,302.8	3%
Non-performing loans
Non-performing loans - Rithm	23.0	24.1	(5)	30.4	(24)
Non-performing loans - Other	30.4	31.6	(4)	37.2	(18)
	53.4	55.7	(4)	67.6	(21)
Non-performing real estate	3.0	3.3	(9)	4.8	(38)
Total	1,403.7	1,378.8	2%	1,375.1	2%

Conventional loans (2)	756.8	734.2	3%	713.2	6%
Government-insured loans	180.6	168.1	7	161.7	12
Non-Agency loans	466.3	476.5	(2)	500.2	(7)
Total	1,403.7	1,378.8	2%	1,375.1	2%

Servicing portfolio (3)	610.2	605.7	1%	589.3	4%
Subservicing portfolio
Subservicing - forward	145.1	126.0	15	142.9	2
Subservicing - reverse	85.5	93.7	(9)	91.8	(7)
Total subservicing	230.6	219.7	5	234.7	(2)
MAV (5)	185.2	170.7	8	139.7	33
Rithm and others (5)	377.7	382.7	(1)	411.3	(8)
Total	1,403.7	1,378.8	2%	1,375.1	2%

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Prepayment speed (CPR) (7):
% Voluntary CPR	3.5%	4.0%	(13)%	11.4%	(69)%
% Involuntary CPR	0.3	0.4	(25)	0.3	—
% Total CPR	7.2	7.6	(5)	14.8	(51)

Number of completed modifications (in 000’s)	3.4	3.3	3%	4.0	(15)%
Revenue recognized in connection with loan modifications	$3.5	$4.0	(13)%	$6.4	(45)%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 66,919 and 66,796 prime loans with a UPB of $13.4 billion and $13.2 billion at March 31, 2023 and December 31, 2022, respectively, that we service or subservice. This compares to 70,938 prime loans with a UPB of $13.4 billion at March 31, 2022. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes 35,782 reverse mortgage loans with a UPB of $7.7 billion that are recognized in our consolidated balance sheet at March 31, 2023.
(4)Includes $26.1 billion UPB subserviced and $25.7 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at March 31, 2023.
(5)Loans serviced or subserviced pursuant to our agreements with Rithm or MAV.
(6)Includes $1.8 billion UPB of subserviced loans at March 31, 2023.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2023	2022	2023	2022
Portfolio at January 1	$289.67	$267.97	1,378.89	1,353.25
Additions (1) (2) (3)	17.50	31.51	59.46	78.10
MSR sales (2)	(0.01)	(11.08)	(0.09)	(0.09)
Servicing transfers	(2.21)	(2.30)	(7.71)	(9.02)
Runoff	(6.47)	(10.78)	(26.87)	(47.14)
Portfolio at March 31	$298.47	$275.32	1,403.69	1,375.10
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
(3)Additions include purchased MSRs on portfolios consisting of 889 loans with a UPB of $251.0 million that have not yet transferred to the PMC servicing system as of March 31, 2023. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.

The following table provides a breakdown of our servicer advances:

	March 31, 2023				December 31, 2022
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$4.6	$65.8	$3.9	$74.3	$3.2	$97.7	$7.5	$108.3
Government-insured	2.3	30.8	18.6	51.7	3.0	35.9	17.7	56.6
Non-Agency	197.3	223.6	110.0	530.9	209.1	233.9	111.0	554.0
Total, net	$204.2	$320.2	$132.5	$656.9	$215.3	$367.5	$136.2	$718.9

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	March 31,	December 31,	% Change	March 31,	% Change
	2023	2022		2022
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$7,290.7	$7,199.6	1%	$6,849.1	6%
Active Buyouts (2)	83.7	73.0	15	57.8	45
Inactive Buyouts (2)	136.7	121.4	13	108.5	26
Total	$7,511.2	$7,394.0	2%	$7,015.4	7%

Inactive buyouts % to total	1.82%	1.64%	11%	1.55%	17%

Future draw commitments (UPB) in millions:	1,769.6	1,756.6	1%	1,659.9	7%

Fair value in millions:
Loans held for investment (1)	$7,545.2	$7,392.6	2%	$7,202.0	5%
HMBS related borrowings	7,470.6	7,326.8	2	7,118.8	5
Net asset value	$74.6	$65.8	13%	$83.2	(10)%
Net asset value to UPB	1.02%	0.91%		1.21%
(1)Securitized loans only; excludes unsecuritized loans reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.

Servicing and Subservicing Fees

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31,
	2023	2022
Loan servicing and subservicing fees:
Servicing (owned MSR)	$90.0	$85.0	6%	$88.5	2%
Subservicing	19.7	19.0	4	14.7	34
MAV	18.2	18.0	1	16.6	10
Rithm	59.6	59.8	—	67.1	(11)
Servicing and subservicing fees	187.5	181.8	3	187.0	—
Ancillary income	44.3	37.0	20	25.2	76
	$231.8	$218.8	6%	$212.2	9%
Total servicing and subservicing fees for the three months ended March 31, 2023 increased $13.0 million or 6% as compared to the three months ended December 31, 2022, and $19.6 million or 9% as compared to the three months ended March 31, 2022, primarily driven by higher float earnings (ancillary income) with higher interest rates and reverse ancillary income, as further discussed below.
The following table presents the respective drivers of residential loan servicing (owned MSR) and subservicing fees.

	Three Months Ended			Three Months Ended March 31, 2022
	March 31,	December 31,	% Change		% Change
	2023	2022
Servicing and Subservicing Fees
Servicing fees (owned MSRs)	$90.0	$85.0	6%	$88.5	2%
Average servicing fee (% of UPB) (1)	$0.28	$0.27	4%	$0.28	—%

Subservicing fee (excluding MAV and Rithm)	$19.7	$19.0	4%	$14.7	34%
Average monthly fee per loan (in dollars) (2)	$29	$31	(6)%	$27	7%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio - Owned (2)	$135.4	$133.4	1%	$133.0	2%
Subservicing portfolio
Subservicing - forward	38.0	33.5	13	32.6	17
Subservicing - reverse	22.6	23.7	(5)	16.3	39
Total subservicing	60.6	57.2	6	48.8	24
MAV	49.3	47.5	4	34.0	45
Rithm and others	48.8	49.7	(2)	54.7	(11)
Total	$294.1	$287.8	2%	$270.5	9%
Average number (in 000’s):
Servicing portfolio (2)	608.1	603.7	1%	623.6	(2)%
Subservicing portfolio
Subservicing - forward	137.3	119.9	15	116.1	18
Subservicing - reverse	90.0	96.3	(7)	65.1	38
Total subservicing	227.3	216.2	5	181.2	25
MAV	175.4	170.8	3	135.4	30
Rithm and others	380.2	386.1	(2)	422.3	(10)
	1,391.0	1,376.8	1%	1,362.4	2%
(1)Excludes owned reverse mortgage loans.

(2)Includes reverse mortgage loans.
Comparing the three months ended March 31, 2023 to the three months ended December 31, 2022, we achieved a net $5.7 million servicing and subservicing fee increase, or 3%. The $5.0 million, or 6% increase in servicing fee income on our owned MSRs is due to a 1% increase in our average UPB serviced and lower delinquencies.
As compared to the three months ended March 31, 2022, our servicing and subservicing fees for the three months ended March 31, 2023 were flat. Our subservicing fees grew by $5.0 million, our servicing fee from MAV increased by $1.6 million and our subservicing fees on our owned MSR portfolio increased by $1.5 million. These increases were offset by a $7.5 million reduction in fees collected on behalf of Rithm due to portfolio runoff. The increase in subservicing fees is mostly due to the boarding of new reverse mortgage loans under the subservicing agreement with MAM (RMS) in the first half of 2022. The average subservicing fee per loan increased from $27 to $29 dollars, driven by the additions of reverse mortgage loans that yield relatively higher compensation for both active and inactive loans.
The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the Rithm (formerly NRZ) agreements. See Note 8 — Other Financing Liabilities, at Fair Value for additional information.

Rithm Servicing and Subservicing Fees	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
Servicing fees collected on behalf of Rithm	$59.6	$59.8	$67.1
Servicing fees remitted to Rithm (1)	(42.3)	(41.7)	(47.8)
Retained subservicing fees on Rithm agreements (2)	$17.3	$18.0	$19.4

Average Rithm UPB ($ in billions)	$48.8	$49.7	$54.7
Average annualized retained subservicing fees as a % of Rithm UPB	0.14%	0.15%	0.14%
(1)Reported within Pledged MSR liability expense. The Rithm servicing fee includes the total servicing fees collected on behalf of Rithm relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to Rithm reported as Pledged MSR liability expense.
(2)Excludes ancillary income.
For the three months ended March 31, 2023, the net retained fee on our Rithm portfolio declined $0.7 million as compared to the three months ended December 31, 2022. As compared to the three months ended March 31, 2022, the net retained fee on our Rithm portfolio in the three months ended March 31, 2023 decreased $2.1 million. The decline in the Rithm fee collection and remittance in the three months ended March 31, 2023 is primarily driven by the decline in the average UPB of 2% and 11% as compared to the three months ended December 31, 2022 and March 31, 2022, respectively, due to portfolio runoff and prepayments.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31,
	2023	2022
Custodial accounts (float earnings)	$20.2	$15.9	27%	$1.0	n/m
Late charges	9.6	8.7	10	10.0	(4)%
Reverse subservicing ancillary fees	8.1	6.1	33	2.1	286
Loan collection fees	2.6	2.7	(4)	2.9	(10)
Recording fees	1.2	0.8	50	3.3	(64)
Boarding and deboarding fees	0.6	1.1	(45)	1.3	(54)
GSE forbearance fees	0.2	0.2	—	0.2	—
Other	1.9	1.5	27	4.4	(57)
Ancillary income	$44.3	$37.0	20%	$25.2	76%

Ancillary income for the three months ended March 31, 2023 increased by $7.3 million as compared to the three months ended December 31, 2022 primarily because of a $4.3 million increase in float earnings driven by the increase in average interest rates during the periods and higher average float balances, and a $2.0 million increase in reverse subservicing ancillary fees relating to increased claim activity.
As compared to the three months ended March 31, 2022, ancillary income for the three months ended March 31, 2023 increased by $19.1 million largely due to a $19.2 million increase in float earnings due to higher interest rates and a $6.0 million increase in reverse subservicing fees recognized on reverse mortgage loans boarded under the subservicing agreement with MAM (RMS) during the first half of 2022, including fees associated with additional claim activity. Recording fees were $2.1 million lower due to the reduction in payoff volume.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $1.3 million loss on loans held for sale, net for the three months ended March 31, 2023, flat as compared to the three months ended December 31, 2022. Losses are driven by repurchased loans in connection with Ginnie Mae loan modifications and EBO activities, including HECM loans, due to unfavorable impact of higher interest rates on redelivery gains. As compared to the three months ended March 31, 2022, the loss on loans held for sale, net for the three months ended March 31, 2023 declined $1.4 million primarily driven by losses recognized in the first quarter of 2022 on our first lien loan portfolio not eligible for sale to the Agencies and our second lien loans.
Gain (Loss) on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net reported in the Servicing segment is the net change in fair value of securitized loans held for investment and HMBS-related borrowings. Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net excludes reverse subservicing that is reflected in Servicing and subservicing fees. The following table presents the components of the net fair value change and is comprised of net interest income and other fair value gains or losses. Net interest income is primarily driven by the volume of securitized UPB as it is the interest income earned on the securitized loans offset against interest expense incurred on the HMBS-related borrowings, and represents a component of our compensation for servicing the portfolio, which is a percentage of the outstanding UPB. Other fair value changes are primarily driven by changes in market-based inputs or assumptions. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts. Note that the fair value changes of the net asset value between securitized HECM loans and HMBS (referred to as our reverse MSR) attributable to interest rate changes are effectively used as a hedge of our forward MSR portfolio. See further description of our hedging strategy in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

	Three Months Ended			Three Months Ended March 31, 2022
	March 31,	December 31,	% Change		% Change
	2023	2022
Net interest income (servicing fee)	$5.9	$5.7	4%	$5.3	11%
Realized gain on tail securitization	3.6	1.9	89	3.8	(5)
Other fair value gains (losses) (1)	4.5	1.8	150	(21.0)	(121)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$14.0	$9.4	49%	$(11.9)	(218)
(1)Includes realization of cash flows and fair value gains and losses due to inputs and assumptions.
Gain on reverse loans held for investment and HMBS-related borrowings, net increased $4.6 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 due to $2.7 million higher unrealized fair value gains on the HECM loan portfolio, net of HMBS due to lower market rates and a narrowing yield spread, and a $1.7 million increase in realized gains on tail securitizations. Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended March 31, 2023 was $14.0 million, a $25.9 million favorable change compared to the $11.9 million loss in the three months ended March 31, 2022, primarily due to $21.0 million of unrealized fair value losses in the first quarter of 2022 driven by increasing interest rates and widening yield spread directly impacting projected asset life and the tail value of the HECM reverse mortgage loans. Tails represent the future draws of borrowers, scheduled and unscheduled, as well as capitalized interest and are included in the fair value of the underlying loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly. Tails are securitized on a monthly basis and a widening yield spread results in lower cash gain on securitization while a narrowing yield spread results in higher gains.

MSR Valuation Adjustments, Net
The following table summarizes the components of MSR valuation adjustments, net reported in our Servicing segment, with additional related measures:

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
	Total fair value gains (losses) (1)+(2)	Runoff (1)	Changes in rates and assumptions (2)	Total fair value gains (losses) (1)+(2)	Runoff (1)	Changes in rates and assumptions (2)	Total fair value gains (losses) (1)+(2)	Runoff (1)	Changes in rates and assumptions (2)
MSR	$(142.5)	(56.9)	$(85.5)	$(126.7)	$(66.2)	$(60.5)	$127.0	$(72.8)	$199.9
MSR pledged liability	52.8	14.5	38.3	19.6	23.5	(3.9)	(25.9)	28.3	(54.2)
ESS financing liability	4.7	6.8	(2.1)	8.1	5.9	2.1	—	—	—
Derivatives	14.1	—	14.1	0.3	—	0.3	(80.0)	—	(80.0)
Total	$(70.9)	$(35.7)	$(35.2)	$(98.7)	$(36.8)	$(62.0)	$21.1	$(44.5)	$65.7

(1)The terms runoff and realization of expected future cash flows may be used interchangeably within this discussion.
(2)Excludes gains of $1.9 million, $2.6 million and $1.1 million in the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively, on the revaluation of MSRs purchased at a discount, which is reported in the Originations segment as MSR valuation adjustments, net.
MSR valuation adjustments, net include the fair value gain and losses of the MSR portfolio, the MSR pledged liability associated with the MSR transfers that do not meet sale accounting and the ESS financing liabilities for which we elected the fair value option and that is collateralized by MSRs. The $70.9 million loss in MSR valuation adjustments, net for the three months ended March 31, 2023 is comprised of $35.7 million runoff and a $35.2 million fair value loss attributed to rates and assumptions. MSR portfolio runoff represents the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The runoff in the three months ended March 31, 2023 was relatively stable compared to the three months ended December 31, 2022 (decreased by $1.1 million ) when compared with the UPB of the owned portfolio. The $35.2 million fair value loss due to rate and assumption changes is primarily due to a decrease in market interest rates (e.g., the 10-year swap rate declined by 30 basis points in the three months ended March 31, 2023), net of a $14.1 million (economically) hedging gain. The interest rate exposure is partially hedged under our MSR hedging strategy, with a 37% hedge coverage ratio during the first quarter of 2023. Also refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail.
MSR valuation adjustments, net for the three months ended March 31, 2023 increased $27.8 million (lower loss) as compared to the three months ended December 31, 2022 primarily due to a $26.8 million decrease in the loss attributed to rate and assumption change, net of a $13.8 million increase in the hedging gain, mostly driven by unfavorable assumption updates in the prior quarter, partially offset by a larger decline in market interest rates in the current quarter. The 10-year swap rate declined by 30 basis points in the three months ended March 31, 2023 as compared to 6 basis points in the three months ended December 31, 2022.
As compared to the three months ended March 31, 2022, MSR valuation adjustments, net declined $92.0 million due to a $100.9 million decrease in the gain attributed to rate and assumption change, net of a $94.1 million decrease in the hedging loss, partially offset by an $8.8 million decrease in runoff. The decrease in gain on rate and assumption change is primarily due to a decrease in market interest rates (e.g., the 10-year swap rate decreased by 30 basis points in the three months ended March 31, 2023 and increased by 83 basis points in the three months ended March 31, 2022). The decrease in runoff is in part due to partially offsetting activity from ESS financing liabilities issued beginning in the third quarter of 2022.
Our MSR hedging policy is designed to partially reduce the volatility of the MSR portfolio fair value due to market interest rates. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.

The following table provides information regarding the changes in the fair value and the UPB of our portfolio of owned MSRs (excluding MSRs transferred to MAV, Rithm and others) during the first quarter of 2023, with the breakdown by investor type.

	Owned MSR Fair Value (1)								Owned MSR UPB ($ in billions) (1)
	GSEs		Ginnie Mae		Non- Agency		Total		GSEs	Ginnie Mae	Non- Agency	Total
Beginning balance	$1,395.3		$189.5		$125.8		$1,710.6		$98.4	$12.9	$14.9	$126.2
Additions
New cap.	19.4		11.5		—		30.9		1.6	0.7	—	2.3
Purchases	15.0		10.0		—		25.0		1.5	0.5	—	2.0
Sales/transfers/calls	(5.9)		—		—		(5.9)		(0.5)	—	—	(0.5)
Change in fair value:
Inputs and assumptions (2)	(30.9)		(8.7)		(6.0)		(45.6)		—	—	—	—
Realization of expected cash flows	(35.2)		(5.0)		(1.7)		(41.9)		(1.7)	(0.3)	(0.4)	(2.4)
Ending balance	$1,357.7		$197.3		$118.1		$1,673.1		$99.2	$13.9	$14.5	$127.6
Weighted average note rate	3.6%		4.4%		4.4%		3.8%
Fair value (% of UPB)	1.37%		1.42%		0.82%		1.31%
Fair value multiple (3)	5.4	x	3.7	x	2.5	x	4.7	x
New capitalization fair value (% of UPB)	1.19%		1.82%
New capitalization fair value multiple (3)	4.7	x	4.0	x
(1)See Note 7 – Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value for further information on the Rithm and MAV portfolios.
(2)Excludes gains of $1.9 million on the revaluation of purchased MSRs, that are reported in the Originations segment.
(3)Multiple of average servicing fee and UPB.
Compensation and Benefits

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31,
	2023	2022
Compensation and benefits	$29.4	$28.5	3%	$29.0	1%

Average Employment - Servicing
Forward	2,472	2,550	(3)%	2,858	(14)
Reverse	1,048	1,045	—	628	67
Total	3,520	3,595	(2)%	3,486	1%

India and other	2,730	2,750	(1)%	2,463	11%
U.S.	790	845	(7)	1,023	(23)
Total	3,520	3,595	(2)%	3,486	1%
Compensation and benefits expense for the three months ended March 31, 2023 remained flat as compared to the three months ended December 31, 2022. The lower salary-based compensation due to the decline in overall headcount and further offshoring of our reverse servicing operations was offset by an increase in severance expense.
As compared to the three months ended March 31, 2022, Compensation and benefits expense for the three months ended March 31, 2023 remained flat, largely with the same drivers and offsetting factors described above. The increase in severance expense was largely offset by a decrease in salaries and benefit expense driven by a 23% reduction in our average U.S.

Servicing headcount, reflecting our goal to improve efficiencies and create an industry leading cost structure. The offshore-to-total average headcount ratio for Servicing increased from 71% for the three months ended March 31, 2022 to 78% for the three months ended March 31, 2023.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.

Servicing expense increased in the three months ended March 31, 2023 by $4.9 million as compared to the three months ended December 31, 2022, primarily as a result of a $2.8 million increase in provision for indemnification, mostly within the PLS subservicing portfolio, and a $2.3 million favorable settlement in the fourth quarter of 2022 related to other servicer expenses.
As compared to the three months ended March 31, 2022, Servicing expense for the three months ended March 31, 2023 increased $4.1 million. The increase is primarily due to a $6.6 million increase in provision for indemnification due to a $4.0 million release of provision for indemnification in the first quarter of 2022 as a result of a favorable settlement, offset in part by a $3.4 million decrease in satisfaction and interest on payoff expense attributable to lower payoff volume.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for the three months ended March 31, 2023 increased $2.7 million as compared to the three months ended December 31, 2022 primarily due to an increase in Professional services expense and an increase in amortization of intangibles driven by higher runoff of the reverse subservicing portfolio. The increase in Professional services expense was driven by certain payments received during the fourth quarter of 2022 following resolution of legacy litigation matters.
As compared to the three months ended March 31, 2022, Other operating expenses for the three months ended March 31, 2023 increased by $1.1 million. Professional services increased $1.0 million due to $2.2 million higher legal expenses, mostly driven by the $5.1 million recovery of legal expenses with a favorable settlement in the first quarter of 2022 offset by a decrease in legal expenses related to other matters and a $1.1 million decrease in other professional fees primarily related to our reverse subservicing business.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31,
	2023	2022
Interest Expense
Advance match funded liabilities	$10.7	$9.2	16%	$2.7	296
Mortgage loan warehouse facilities	3.8	2.7	41	3.1	23
MSR financing facilities	17.5	16.8	4	7.8	124
Corporate debt interest expense allocation	7.7	7.6	1	7.8	(1)
Escrow	1.9	2.1	(10)	1.8	6
Total interest expense	$41.6	$38.5	8%	$23.1	80%

Average balances
Advance match funded liabilities	460.6	453.0	2	488.2	(6)
Mortgage loan warehouse facilities	221.3	183.1	21	369.8	(40)
MSR financing facilities	932.2	981.5	(5)	925.8	1

Effective average interest rate
Advance match funded liabilities	9.30%	8.15%	14%	2.22%	319%
Mortgage loan warehouse facilities	6.91	5.83	19	3.32	108
MSR financing facilities	7.52	6.85	10	3.37	123
Average 1M Term SOFR	4.61%	3.88%	19%	0.16%	n/m

Interest expense for the three months ended March 31, 2023 increased by $3.1 million or 8% as compared to the three months ended December 31, 2022, mostly due to a $1.5 million increase in interest expense on advance match funded facilities and a $1.1 million increase in interest expense on mortgage loan warehouse facilities. The increase in interest expense on advance match funded facilities is due to higher funding cost driven by higher interest rates. The increase in interest expense on mortgage loan warehouse facilities is the result of higher funding costs driven by increases in interest rates and a higher average debt balance to finance the increase in average loans held for sale during the three months ended March 31, 2023.
As compared to the three months ended March 31, 2022, interest expense for the three months ended March 31, 2023 increased $18.5 million, or 80%, due to an overall higher funding cost driven by increased market interest rates, offset in part by a decrease in the average debt balances, primarily in mortgage loan warehouse facilities due to lower production volumes. Interest expense on advance match funded facilities increased $8.0 million despite the decline in average borrowings primarily as a result of our repayment of low-cost OMART term notes during the third quarter of 2022. The $9.7 million increase in interest expense on MSR financing facilities is due to higher interest rates as average borrowings increased only slightly.
Interest income for the three months ended March 31, 2023 increased $1.1 million as compared to the three months ended December 31, 2022, primarily due to a higher balance of loans held for sale. As compared to the three months ended March 31, 2022, interest income for the three months ended March 31, 2023 remained mostly flat.
Pledged MSR liability expense includes the servicing fee remittance related to the MSR transfers that do not meet sale accounting criteria and are presented on a gross basis in our consolidated financial statements, together with the servicing spread remittance associated with our ESS financing liability at fair value. See Note 8 — Other Financing Liabilities, at Fair Value to the Unaudited Consolidated Financial Statements.
The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Servicing fees collected on behalf of third party	$76.0	$76.3	—%	$82.9	(8)%
Less: Subservicing fee retained	(19.5)	(20.1)	(3)	(21.5)	(9)
Ancillary fee/income and other settlement (including expense reimbursement)	3.3	2.6	27	(1.7)	(294)
Net servicing fee remittance (1)	59.8	58.8	2	59.7	—
ESS servicing spread remittance	10.5	7.9	33	—	n/m
Pledged MSR liability expense	$70.3	$66.7	5%	$59.7	18%
(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
Pledged MSR liability expense for the three months ended March 31, 2023 increased $3.6 million, as compared to the three months ended December 31, 2022, largely due to a $2.6 million increase in servicing spread remittance on the ESS financing liabilities due to the issuance of new liabilities.
As compared to the three months ended March 31, 2022, Pledged MSR liability expense for the three months ended March 31, 2023 increased $10.6 million, mostly due to $10.5 million servicing spread remittance on the ESS financing liabilities issued beginning in the third quarter of 2022.
Earnings (loss) of equity method investee represents our 15% share of MAV Canopy from May 3, 2021. The $12.0 million earnings for the three months ended March 31, 2022 were predominantly driven by the fair value gains recorded by MAV Canopy on its MSR portfolio due to rising interest rates.

ORIGINATIONS
We originate and purchase loans and MSRs through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window and Co-issue programs and bulk MSR purchases.
We originate and purchase conventional loans (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (FHA, VA or USDA) forward mortgage loans. The GSEs and Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, which are mostly insured by the FHA and we are an approved issuer of HMBS that are guaranteed by Ginnie Mae.
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
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. As of March 31, 2023, we have relationships with 631 approved correspondent sellers, or 31 new sellers since December 31, 2022.
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default.
After origination, we sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis. Origination revenue mostly includes gain on sale revenue, which represents the difference between the origination or purchase value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans are classified as loans held for investment, at fair value, reverse mortgage revenues include the fair value changes of the loan from lock date to securitization date.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans to the respective agency and sell the MSR to the winning bidder servicing released. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide any origination representations and warranties in connection with our MSR purchases through MSR flow purchase agreements or Agency Cash Window programs. As of March 31, 2023, we have relationships with 247 approved sellers through the Agency Cash Window co-issue programs, or nine new sellers since December 31, 2022.
We initially recognize our MSR originations and purchases with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment.
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
For the first quarter of 2023, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $2.5 billion and $142.6 million, respectively. In addition, we purchased $1.8 billion UPB MSR through the Agency Cash Window and flow purchase programs during the first quarter of 2023.
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

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31,
	2023	2022
Revenue
Gain on loans held for sale, net	$4.1	$6.8	(40)%	$12.8	(68)%
Gain on reverse loans held for investment and HMBS-related borrowings, net	7.2	9.3	(23)	25.0	(71)
Other revenue, net (1)	3.5	5.4	(35)	7.3	(52)
Total revenue	14.8	21.5	(31)	45.1	(67)

MSR valuation adjustments, net	1.9	2.6	(27)	1.1	73

Operating expenses
Compensation and benefits	9.6	14.5	(34)	28.5	(66)
Origination expense	0.2	1.8	(89)	3.5	(94)
Occupancy and equipment	0.5	0.7	(29)	1.6	(69)
Technology and communications	1.7	1.8	(6)	2.5	(32)
Professional services	0.4	0.5	(20)	1.7	(76)
Corporate overhead allocations	4.8	4.9	(2)	5.3	(9)
Other expenses	1.5	2.2	(32)	3.2	(53)
Total operating expenses	18.7	26.5	(29)	46.3	(60)

Other income (expense)
Interest income	9.0	11.3	(20)	3.0	200
Interest expense	(9.9)	(10.7)	(7)	(4.2)	136
Other, net	0.2	(0.1)	(300)	(1.4)	(114)
Total other income (expense), net	(0.7)	0.5	(240)	(2.7)	(74)

Income (loss) before income taxes	$(2.7)	$(2.0)	35%	$(2.8)	(4)%
(1)Includes ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level of $0.4 million, $0.5 million and $0.5 million for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31,
	2023	2022
Loan Production by Channel (in billions)
Forward loans
Correspondent	$2.44	$3.92	(38)%	$2.67	(9)%
Consumer Direct	0.06	0.08	(25)	0.66	(91)
	$2.50	$4.00	(38)%	$3.33	(25)%

% Purchase production	85%	87%	(2)	40%	113
% Refinance production	15	13	15	60	(75)

Reverse loans (1)
Correspondent	$0.08	$0.09	(11)%	$0.28	(71)%
Wholesale	0.04	0.04	—	0.12	(67)
Retail	0.02	0.04	(50)	0.15	(87)
	$0.14	$0.17	(18)%	$0.55	(75)%

MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$1.81	$1.99	(9)%	$4.09	(56)%
Bulk purchases	0.24	—	n/m	0.21	14
	$2.05	$1.99	3	$4.30	(52)

Total	$4.69	$6.16	(24)%	$8.18	(43)%

Short-term loan commitment (at period end; in millions)
Forward loans	$612.1	$540.1	13%	$569.8	7%
Reverse loans	21.9	13.8	59	47.8	(54)

Average Employment - Originations
Forward	401	484	(17)	1,007	(60)
Reverse	110	166	(34)	306	(64)
Total	511	650	(21)%	1,313	(61)%

India and other	298	367	(19)	579	(49)
U.S.	213	283	(25)	734	(71)
Total	511	650	(21)%	1,313	(61)%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31,
	2023	2022
Gain on Loans Held for Sale (1)
Correspondent	$2.2	$5.1	(57)%	$0.1	n/m
Consumer Direct	1.9	1.7	12	12.6	(85)
	$4.1	$6.8	(40)%	$12.8	(68)%

% Gain on Sale Margin (2)
Correspondent	0.09%	0.13%	(31)%	0.01%	800%
Consumer Direct	3.18	2.06	54	1.91	66
	0.17%	0.17%	—%	0.38%	(55)%

Origination UPB (3) (in billions)
Correspondent	$2.44	$3.92	(38)%	$2.67	(9)%
Consumer Direct	0.06	0.08	(25)	0.66	(91)
	$2.50	$4.00	(38)%	$3.33	(25)%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to Origination UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
(3)Defined as the UPB of loans funded in the period.
Gain on loans held for sale, net for the three months ended March 31, 2023 decreased by $2.7 million as compared to the three months ended December 31, 2022 primarily due to a $2.9 million decrease in our Correspondent channel driven by a $1.48 billion, or 38% decrease in loan production volume and a decrease in margin, as detailed in the above table. The decrease in volume and margin in our Correspondent channel is due to the elevated interest rate environment that continues to adversely impact both purchase and refinance borrower activities due to a decline in affordability, the intense competition on margins and our cautious MSR pricing. For our Consumer Direct channel, Gain on sale increased $0.2 million in the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 as higher margins offset a 25% reduction in loan production volume. The margin improvement in our Consumer Direct channel is due to higher mix of purchase volume while the reduction in new production volume is driven by reduced market opportunity as a result of high interest rates.
As compared to the three months ended March 31, 2022, Gain on loans held for sale, net for the three months ended March 31, 2023 declined $8.7 million due to a $10.7 million decrease in our Consumer Direct channel, partially offset by a $2.1 million higher gain in our Correspondent channel. The decline in Consumer Direct is driven by a $601.6 million, or 91% decrease in loan production volume, offset in part by a 66% higher margin as detailed in the above table. Our Consumer Direct channel was exposed to rapidly changing and unfavorable market conditions for borrower refinancing due to rising interest rates beginning in the first quarter of 2022. In our Correspondent channel, despite the 9% decrease in loan production volume, we recognized a $2.1 million higher gain in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to higher margin. The margin of our Correspondent channel in the three months ended March 31, 2022 was adversely impacted by hedging ineffectiveness caused by the significant volatility in the market. As interest rates rapidly increased during the first quarter of 2022 and the range of pricing widened in different markets, we intentionally constrained our volume when valuations did not align with our expectations.

Gain on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans held for investment and HMBS-related borrowings, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31,
	2023	2022
Origination UPB (1) (in billions)	$0.14	$0.17	(18)%	$0.55	(75)%
Origination margin (2)	5.02%	5.55%	(10)	4.56%	10
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations) (3)	$7.2	$9.3	(23)%	$25.0	(71)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB. Note that the ratio includes gains or losses on IRLCs.
(3)Includes gain on new origination, and loan fees and other. Includes non-cash gain on securitization of newly originated loans of $4.7 million, $4.8 million and $11.1 million during the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively.
We reported $7.2 million Originations Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended March 31, 2023, a $2.1 million, or 23% decrease as compared to the three months ended December 31, 2022. The decrease is primarily driven by lower volume in our Retail and Correspondent channels and lower margin on Wholesale and Correspondent channels, offset in part by a higher margin in our Retail channel. The decline in volume and lower margins were mostly due to reduced market opportunity driven by higher interest rates. Our higher-margin reverse retail channel generated a net $1.1 million gain decrease due to the decline in volume, offset in part by a higher margin.
As compared to the three months ended March 31, 2022, Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended March 31, 2023 decreased $17.8 million, or 71%. The decrease is primarily driven by a decline in volume in each of our channels, partially offset by higher margins in all three channels. The decline in volume is due to reduced market opportunity as compared to the first quarter of 2022 driven by higher interest rates. The higher margins were mostly due to stabilization of the reverse market as interest rates have leveled off. Our higher-margin reverse Retail channel generated a net $13.2 million gain decrease in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Other Revenue, net
Other revenue for the three months ended March 31, 2023 decreased $1.9 million as compared to the three months ended December 31, 2022 primarily due to a decrease in correspondent and broker fees due to lower origination volume. As compared to the three months ended March 31, 2022, Other revenue for the three months ended March 31, 2023 declined $3.8 million primarily due to a $3.3 million decline in setup fees earned for loans boarded on our servicing platform, mostly related to a decline in volume in our Consumer Direct channel.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. Quarter over quarter changes in MSR valuation adjustments, net are mostly due to volume changes.
Operating Expenses
Operating expenses for the three months ended March 31, 2023 decreased $7.8 million, or 29%, as compared to the three months ended December 31, 2022. Compensation and benefits decreased $4.9 million, or 34%, with a $1.9 million decrease in salaries and benefits expense, $1.9 million decline in commissions and $1.3 million decline in severance expense. The decrease in salaries and benefits expense is mostly attributed to 21% lower Originations average total headcount, including a 25% reduction in average U.S. headcount, as part of our efforts to right size our resources to market opportunities. The decline in commissions expense is due to lower production volume and headcount. The decline in severance expense relates to higher U.S. headcount reduction in the three months ended December 31, 2022. Other operating expenses (total operating expenses less Compensation and benefit expense) for the three months ended March 31, 2023 decreased $2.9 million as compared to the three months ended December 31, 2022, primarily attributed to a $1.6 million decrease in Origination expense mostly driven by the lower production volumes.
As compared to the three months ended March 31, 2022, Operating expenses for the three months ended March 31, 2023 declined $27.6 million, with the same drivers described above. Compensation and benefits decreased $18.9 million, or 66% with a $12.0 million decrease in salaries and benefit expense and $5.1 million decrease in commissions due to lower production volume and headcount across our Forward and Reverse Originations channels. The decrease in salaries and benefit expenses is primarily driven by the 61% decrease in Originations average total headcount, including a 71% reduction in average U.S. headcount, reflecting lower production volume. The offshore-to-total average headcount ratio for Originations increased from 44% for the three months ended March 31, 2022 to 58% for the three months ended March 31, 2023. Other operating expenses (total operating expenses less Compensation and benefit expense) decreased $8.7 million primarily attributed to the decline in production volumes as compared to three months ended March 31, 2022, including a $3.3 million decrease in Origination expense, $1.4 million decrease in advertising expense, $1.3 million decrease in Professional services explained by outsourced resources utilized during the three months ended March 31, 2022 in support of higher production volumes, and a $1.1 million decrease in Occupancy and equipment expense including lower mailing and postage expenses with decreased marketing campaign activities.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans prior to sale or securitization. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Interest income for the three months ended March 31, 2023 decreased $2.3 million as compared to the three months ended December 31, 2022 primarily due to lower origination volume and a decrease in interest rates. As compared to the three months ended March 31, 2022, interest income for the three months ended March 31, 2023 increased $6.0 million primarily due to the increase in average held for sale loan balances and higher interest rates, offset in part by lower origination volume.
Interest expense for the three months ended March 31, 2023 decreased $0.8 million as compared to the three months ended December 31, 2022 primarily due to the decrease in average warehouse facility debt balances consistent with lower average held for sale loan balances, offset in part by an increase in effective interest rates driven by base rate increases. As compared to the three months ended March 31, 2022, interest expense for the three months ended March 31, 2023 increased $5.7 million primarily due to an increase in effective interest rates driven by base rate increases.

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes revenues and expenses of corporate support services, our reinsurance business CRL, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment based on relative financing requirements, with the exception of the OFC Senior Secured Notes. Accordingly, the financing cost of the Servicing and Originations segments reflects and is consistent with the financing structure of the licensed entity PMC that carries out these businesses and does not depend on the financing structure strategy of its parent, as a holding company.
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
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 60% quota share of premiums and all related losses and loss adjustment expenses incurred by the third-party insurer. The reinsurance agreement expires December 31, 2023, but may be terminated by either party at any time with six months advance written notice. The agreement will automatically renew for additional one-year terms unless either party provides 60 days advance written notice prior to renewal.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2022	% Change
	March 31,	December 31
	2023	2022
Revenue
Reinsurance premiums (CRL)	$1.9	$1.8	6%	$1.7	12%
Other revenue	0.1	0.1	—	0.1	—
Total revenue	2.0	1.9	5	1.8	11

Operating expenses
Compensation and benefits	19.0	23.2	(18)	10.5	81
Professional services	5.1	4.4	16	3.6	42
Technology and communications	5.4	6.2	(13)	5.9	(8)
Occupancy and equipment	0.6	1.0	(40)	0.6	—
Servicing and origination	0.6	0.8	(25)	(0.2)	(400)
Other expenses	1.2	2.4	(50)	2.5	(52)
Total operating expenses before corporate overhead allocations	31.9	38.1	(16)	22.9	39
Corporate overhead allocations
Servicing segment	(11.5)	(11.4)	1	(11.1)	4
Originations segment	(4.8)	(4.9)	(2)	(5.3)	(9)
Total operating expenses	15.6	21.7	(28)	6.5	140

Other income (expense), net
Interest income	1.0	0.8	25	0.1	900
Interest expense	(10.8)	(10.7)	1	(10.5)	3
Other, net	0.8	(0.4)	(300)	0.5	40
Total other income (expense), net	(9.0)	(10.3)	(13)	(10.0)	(9)

Income (loss) before income taxes	$(22.6)	$(30.1)	(25)%	$(14.7)	54%
Compensation and Benefits
Compensation and benefits expense for the three months ended March 31, 2023 declined $4.2 million, or 18%, as compared to the three months ended December 31, 2022 primarily as a result of a $2.3 million decrease in severance due to U.S. headcount reductions in the fourth quarter of 2022 and a $1.5 million decrease in incentive compensation. The decrease in incentive compensation is due to a $5.4 million decrease in the fair value of cash-settled share-based awards in the quarter following the decline of our common stock price, as compared to an increase in the prior quarter, offset in part by a $3.7 million increase in AIP bonus expense. The quarter-over-quarter AIP increase is largely due to the reversal in the fourth quarter of 2022 of previously accrued bonus driven by headcount reductions and annual performance-related adjustments. The average Corporate headcount declined 4% and the offshore-to-total average headcount ratio increased from 73% for the three months ended December 31, 2022 to 74% for the three months ended March 31, 2023.
As compared to the three months ended March 31, 2022, Compensation and benefits expense for the three months ended March 31, 2023 increased $8.5 million, or 81%, primarily as a result of an $8.2 million increase in incentive compensation. The increase in incentive compensation is primarily due to a $6.0 million increase in cash-settled share-based awards expense associated with the increase in our common stock price, new awards and lower expense in the first quarter of 2022 due to forfeitures, and a $2.2 million increase in equity-settled share-based awards expense. The average Corporate headcount declined by 20% and the offshore-to-total average headcount ratio increased from 71% for the three months ended March 31, 2022 to 74% for the three months ended March 31, 2023.

Professional Services
Professional services expense for the three months ended March 31, 2023 were mostly flat as compared to the three months ended December 31, 2022. As compared to the three months ended March 31, 2022, Professional services expense for the three months ended March 31, 2023 increased $1.5 million, or 42%, primarily due to a $2.9 million increase in legal expenses offset by a $1.0 million decline in other professional services expenses. The increase in legal expenses is primarily due to a $4.8 million recovery of a litigation matter in the first quarter of 2022, partially offset by a reduction in expenses related to other legal matters. Other professional services expenses declined mostly due to higher utilization of professional services in the first quarter of 2022 including consulting services related to corporate strategy and business initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with our lenders and as a result, renew, replace or extend our debt agreements to the extent necessary to finance our operations. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information. We actively monitor and, during the three months ended March 31, 2023, we have adjusted our borrowing capacity on our various collateralized debt agreements to align with our financing needs and to optimize our financing costs.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows:

	March 31, 2023			December 31, 2022
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$554.4	$71.1	$13.4	$554.4	$27.5	$13.2
Mortgage loan warehouse facilities	1,783.0	199.8	635.0	2,133.0	332.6	1,097.6
MSR financing facilities	1,050.0	171.6	47.2	1,025.0	143.4	17.1
Total	$3,387.4	$442.5	$695.6	$3,712.4	$503.5	$1,128.0
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
At March 31, 2023, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at March 31, 2023 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral. We may utilize committed borrowing capacity under our mortgage loan warehouse facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At March 31, 2023, we had $14.9 million committed borrowing capacity under our mortgage loan warehouse facilities and $1.9 million committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At March 31, 2023, our total liquidity was $233.4 million compared to $219.1 million at December 31, 2022, which comprised an unrestricted cash position of $216.6 million compared to $208.0 million at December 31, 2022. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
We optimize our daily cash position to reduce financing costs while closely monitoring our liquidity needs and ongoing funding requirements. We regularly monitor and project cash flows over various time horizons, including bank concentration, as a way to anticipate and mitigate liquidity risk. We maintain liquidity buffers to be responsive to the level of risks, including stressed market interest rate conditions and operational risk.
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at March 31, 2023. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2023, we funded $67.7 million out of the $1.8 billion borrowing capacity available as of December 31, 2022. We also had short-term commitments to lend $612.1 million and $21.9 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2023. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases), or when they become inactive (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of March 31, 2023, we have approximately $1.9 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $948.3 million of borrowings under forward and reverse mortgage warehouse facilities, $468.9 million of notes under advance financing facilities that will enter their respective amortization periods, $443.2 million outstanding under Agency and Ginnie Mae MSR financing facilities maturing in the next 12 months and $16.5 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. The relationship with MAV may continue to provide PMC with an additional means to finance MSRs and maintain liquidity while maintaining servicing volume. With the development of MAV and our relationships with other clients, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in the sale of MSRs while we would perform subservicing for the sold portfolio. We issue ESS financing liabilities that allow us to continue to perform servicing while enhancing our liquidity.
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

In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements. At March 31, 2023, we held unrestricted cash in excess of this minimum amount.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of March 31, 2023.
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
On January 24, 2023, S&P affirmed the long-term corporate rating of Ocwen at “B-” and affirmed the “B” rating of the PMC Senior Secured Notes.
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
Our Rithm agreements represent an important component of our liquidity and our liquidity management, and have a significant impact on our consolidated statements of cash flows. Because the payments we received in connection with our agreements with Rithm were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance.

Our cash flows are summarized as follows:

$ in millions	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(207)	$198
Net cash used in investing activities	(20)	(46)
Net cash provided by (used in) financing activities	209	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18)	$82
Cash, cash equivalents and restricted cash at end of period	$256	$345

Cash flows for the three months ended March 31, 2023
Our operating activities used $207.4 million of cash primarily due to net cash paid on loans held for sale of $240.1 million as loan production volume exceeded sales. Offsetting operating cash inflows include net collections of servicing advances of $62.8 million.
Our investing activities used $19.9 million of cash. The primary use of cash in our investing activities was $30.4 million to purchase MSRs. Offsetting cash inflows include $5.5 million of capital distributions, net of contributions, from our equity method investee MAV Canopy and $4.6 million proceeds from the sale of advances.
Our financing activities provided $209.0 million of cash. Financing cash inflows are primarily comprised of $206.7 million net from borrowings under our mortgage warehouse and MSR financing facilities due to the increase in loans held for sale, and $68.7 million of proceeds from ESS financing. Offsetting cash outflows include $43.8 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $21.2 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Cash inflows of $231.2 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $235.3 million.
Cash flows for the three months ended March 31, 2022
Our operating activities provided $198.2 million of cash with net cash received on loans held for sale of $128.3 million due to lower forward loan production volumes. In addition, net collections of servicing advances were $27.3 million, mostly P&I advances, and we received earnings distribution of $12.0 million from MAV Canopy.
Our investing activities used $45.7 million of cash. The primary uses of cash in our investing activities include $101.3 million net cash outflows in connection with our HECM reverse mortgages, $64.3 million to purchase MSRs and $11.6 million of capital contributions, net of distributions, to MAV Canopy. Offsetting cash inflows include $134.3 million proceeds from the sale of MSRs to an unrelated third party.
Our financing activities used $70.9 million of cash. Cash outflows include $132.8 million net repayments of borrowings under our mortgage warehouse and MSR financing facilities due to the decline in loans held for sale, $15.0 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $28.3 million of net payments on the financing liabilities related to MSRs transferred due to runoff. Cash inflows include $583.9 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $517.4 million, and $39.8 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV.

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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses on assets, and the provision for losses that may arise from contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Pledged MSR liabilities and Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of March 31, 2023, 88% of our assets and 71% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs.
Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.” There have not been any material changes to our critical accounting policies and the methods we used and judgments we made relating to estimates as disclosed in the Annual Report on Form 10-K.

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
The objective of our risk management MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with Rithm (formerly NRZ), MAV and others (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (Reverse MSR).
The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement, is subject to lower and upper thresholds, as modeled. Our MSR hedge policy establishes a minimum 25% and 30% hedge coverage ratio required for interest rate declines less than, and more than 50 basis points, respectively. Prior to September 30, 2022, the hedge coverage ratio was required to remain within a minimum of 40% and maximum of 60%. MSRs subject to LOI may be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. During the first quarter of 2023, management targeted a 38% minimum hedge coverage ratio. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness and efficiency of our interest rate hedging strategy.
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at March 31, 2023. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at March 31, 2023	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding Rithm and MAV)	$1,555.0	$(44.7)	$43.7
Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	74.6	3.9	(4.0)
MSR hedging derivative instruments	$25.7	19.9	(16.7)
Total hedge position		$23.8	$(20.6)
Hypothetical hedge coverage ratio (2)		53%	47%

Hypothetical residual exposure to changes in interest rates		$(20.9)	$23.1
(1)The baseline for the hypothetical change in fair value is based on a 10-year Treasury Rate of 3.49% at March 31, 2023.
(2)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
The above hypothetical hedge coverage ratio reflects the instrument sensitivities as of March 31, 2023. The actual hedge coverage ratio during the three months ended March 31, 2023, as monitored by Risk Management, may be summarized as follows:

Fair value changes during the three months ended March 31, 2023
Change in 10-year swap (basis points)	(30)
Agency MSRs - interest rate sensitive (excluding Rithm and MAV)	$(50.5)
Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	4.7
MSR hedging derivative instruments	14.1
Total hedge position	$18.8
Actual hedge coverage ratio	37%

Residual fair value changes due to changes in interest rates	$(31.7)
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 days to 15 days. Loans held for sale are generally funded and sold within 3 to 25 days. The interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 5% or +/- $15 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements. Reverse origination pipeline is hedged under the same principles as described above, for unsecuritized loans held for investment.
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

	March 31, 2023		December 31, 2022
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$188.2	$188.2	$186.1	$186.1
Loans held for sale, at fair value	845.2	845.2	617.8	617.8
Loans held for sale, at lower of cost or fair value (2)	4.2	4.2	4.9	4.9
Loans held for investment, at fair value	7,662.8	7,662.8	7,504.1	7,504.1
Debt service accounts and time deposits	22.0	22.0	22.8	22.8
Total rate-sensitive assets	$8,722.4	$8,722.4	$8,335.7	$8,335.7

Rate-Sensitive Liabilities (3):
Match funded liabilities	$469.9	$469.9	$513.7	$513.7
Senior notes (4)	660.0	550.8	660.0	555.2
Mortgage loan warehouse facilities	948.3	948.3	702.7	702.7
MSR financing facilities, net (4)	915.2	893.8	954.6	932.1
Total rate-sensitive liabilities	$2,993.4	$2,862.8	$2,831.0	$2,703.7

	March 31, 2023		December 31, 2022
	Notional Balance	Fair Value (1)	Notional Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$634.0	$4.8	$553.9	$(0.7)
Forward sales of loans	45.0	—	140.0	0.5
Interest rate swap futures	975.0	22.9	670.0	(13.6)
TBA forward MBS trades	1,263.0	(9.0)	889.0	5.9
Interest rate option contracts	865.0	1.3	—	—
Others	196.8	0.2	56.4	(0.1)
Derivatives, net	$3,978.8	$20.2	$2,309.3	$(8.0)
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2023, given hypothetical instantaneous parallel shifts in the yield curve. We used March 31, 2023 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$3.9	$(4.0)
Loans held for investment - Unsecuritized HECM loans and tails	0.04	(0.04)
Loans held for sale	9.4	(10.9)
Derivative instruments	11.0	(6.9)
Total MSRs - Agency and non-Agency (1)	(45.7)	44.6
IRLCs	(0.9)	0.8
Total, net	$(22.1)	$23.7
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio, Rithm and MAV pledged MSR financing liabilities and ESS financing liabilities.
The decrease in our net sensitivity from December 31, 2022 to March 31, 2023 (from approximately $23.5 - $(26.1) million) to $23.7 - $(22.1) million for a 25 basis point parallel shift in the yield curve, up and down, respectively) is primarily driven by the effect of the increase in interest rates on our MSR portfolio (due to convexity), the sale of MSRs and the change in our hedging instruments in the three months ended March 31, 2023.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on March 31, 2023 balances, if interest rates were to increase by 100 bps on our variable-rate debt and cash and float balances, we estimate a net negative impact of approximately $1.1 million resulting from an increase of $21.2 million in annual interest income and other credits on deposits, and an increase of $22.3 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the three months ended March 31, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2023.
Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2023 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 20 – Contingencies to the Unaudited Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.
ITEM 1A.    RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022. Understanding these risks is important to understanding any statement in such reports and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Included as Exhibit 101).
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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 4, 2023