Form 10-Q
period 2023-06-30
OCWEN FINANCIAL CORP
filed 2023-08-03
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 31, 2023: 7,677,008 shares

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
•the amount of common stock or senior debt that we may repurchase under any future stock or debt repurchase programs, the timing of such repurchases, and the long-term impact, if any, of repurchases on the trading price of our stock or our financial condition;
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
•uncertainty related to our long-term relationship with Rithm Capital Corp. (Rithm), formerly New Residential Investment Corp. (NRZ), one of our largest subservicing clients as of June 30, 2023;
•uncertainty related to MAV, one our largest subservicing clients as of June 30, 2023, and MAV’s continued ownership of its MSR portfolio following the end of MAV’s investment commitment period, and any impact on our subservicing income as a result of the sale of MAV’s MSRs;
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
•scrutiny of our compliance with COVID-19-related rules and regulations, including requirements instituted by state governments, the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the GSEs), the Government National Mortgage Association (Ginnie Mae) and regulators;
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$213.4	$208.0
Restricted cash ($67.2 and $17.6 related to variable interest entities (VIEs))	119.1	66.2
Mortgage servicing rights (MSRs), at fair value	2,675.7	2,665.2
Advances, net ($503.3 and $608.4 related to VIEs)	602.7	718.9
Loans held for sale ($1,352.9 and $617.8 carried at fair value) ($241.4 and $0.0 related to VIEs)	1,356.5	622.7
Loans held for investment, at fair value ($6.0 and $6.7 related to VIEs)	7,680.7	7,510.8
Receivables, net ($44.2 and $0.0 related to VIEs)	188.6	180.8
Investment in equity method investee	34.6	42.2
Premises and equipment, net	16.9	20.2
Other assets ($9.3 and $8.0 carried at fair value) ($13.7 and $3.2 related to VIEs)	327.6	364.2
Total assets	$13,216.0	$12,399.2

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,486.4	$7,326.8
Other financing liabilities, at fair value ($319.7 and $329.8 due to related party) ($6.0 and $6.7 related to VIEs)	1,274.0	1,137.4
Advance match funded liabilities ($429.5 and $512.5 related to VIEs)	430.4	513.7
Mortgage loan financing facilities, net ($238.3 and $— related to VIEs)	1,515.0	702.7
MSR financing facilities, net	864.8	953.8
Senior notes, net ($234.9 and $230.2 due to related party)	605.0	599.6
Other liabilities ($13.4 and $15.8 carried at fair value)	606.6	708.5
Total liabilities	$12,782.2	11,942.5

Commitments and Contingencies (Notes 19 and 20)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,677,008 and 7,526,117 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	0.1	0.1
Additional paid-in capital	548.7	547.0
Accumulated deficit	(112.6)	(87.9)
Accumulated other comprehensive loss, net of income taxes	(2.4)	(2.5)
Total stockholders’ equity	433.8	456.7
Total liabilities and stockholders’ equity	$13,216.0	$12,399.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Servicing and subservicing fees	$237.6	$215.1	$469.7	$427.8
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	0.7	(2.6)	21.9	10.5
Gain (loss) on loans held for sale, net	25.3	0.9	28.1	(2.3)
Other revenue, net	8.5	8.7	14.1	17.7
Total revenue	272.0	222.2	533.9	453.7

MSR valuation adjustments, net	(48.9)	22.1	(117.9)	57.5

Operating expenses
Compensation and benefits	57.7	83.9	115.7	151.9
Servicing and origination	17.6	19.1	33.3	33.3
Technology and communications	13.0	14.7	26.4	29.6
Professional services	(16.9)	8.7	(3.6)	20.9
Occupancy and equipment	7.7	9.7	16.5	19.7
Other expenses	5.1	8.4	10.1	16.1
Total operating expenses	84.3	144.4	198.4	271.4

Other income (expense)
Interest income	20.3	9.7	34.4	16.9
Interest expense ($10.9, $10.5, $21.7 and $20.9 on amounts due to related party)	(68.3)	(37.9)	(130.5)	(75.7)
Pledged MSR liability expense ($13.2, $15.2, $27.3 and $29.5 on amounts due to related party)	(73.0)	(63.0)	(143.3)	(122.7)
Earnings of equity method investee	2.9	3.9	3.1	15.9
Other, net	(4.4)	(3.3)	(3.2)	(3.5)
Total other income (expense), net	(122.5)	(90.4)	(239.5)	(169.1)

Income (loss) before income taxes	16.3	9.5	(22.0)	70.8
Income tax expense (benefit)	0.9	(0.9)	2.7	2.3
Net income (loss)	$15.5	$10.4	$(24.7)	68.4

Earnings (loss) per share
Basic	$2.02	$1.12	$(3.25)	$7.41
Diluted	$1.95	$1.11	$(3.25)	$7.19

Weighted average common shares outstanding
Basic	7,652,563	9,257,089	7,593,391	9,236,221
Diluted	7,919,587	9,366,606	7,593,391	9,514,202

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$15.5	$10.4	$(24.7)	$68.4

Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	—	0.1	—	0.2
Other	—	—	0.1	—
Comprehensive income (loss)	$15.5	$10.5	$(24.6)	$68.6

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at March 31, 2023	7,638,611	$0.1	$546.7	$(128.1)	$(2.4)	$416.3
Net income	—	—	—	15.5	—	15.5
Equity-based compensation and other	38,397	—	2.0	—	—	2.0
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Balance at June 30, 2023	7,677,008	$0.1	$548.7	$(112.6)	$(2.4)	$433.8

Balance at March 31, 2022	9,243,658	$0.1	$591.8	$(55.5)	$(2.3)	$534.1
Net income	—	—	—	10.4	—	10.4
Repurchase of common stock	(84,087)	—	(2.3)	—	—	(2.3)
Equity-based compensation and other	29,434	—	1.6	—	—	1.6
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at June 30, 2022	9,189,005	$0.1	$591.1	$(45.2)	$(2.1)	$543.9

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount

Balance at December 31, 2022	7,526,117	$0.1	$547.0	$(87.9)	$(2.5)	$456.7
Net loss	—	—	—	(24.7)	—	(24.7)
Equity-based compensation and other	150,891	—	1.7	—	—	1.7
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at June 30, 2023	7,677,008	$0.1	$548.7	$(112.6)	$(2.4)	$433.8

Balance at December 31, 2021	9,208,312	$0.1	$592.6	$(113.6)	$(2.4)	$476.7
Net income	—	—	—	68.4	—	68.4
Repurchase of common stock	(84,087)	—	(2.3)	—	—	(2.3)
Equity-based compensation and other	64,780	—	0.8	—	—	0.8
Other comprehensive income, net of income taxes	—	—	—	—	0.2	0.2
Balance at June 30, 2022	9,189,005	$0.1	$591.1	$(45.2)	$(2.1)	$543.9

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(24.7)	$68.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	162.9	(0.5)
Loss on sale of MSRs, net	0.3	0.2
Provision for bad debts (advances and receivables)	12.5	9.8
Provision for (reversal of) indemnification obligations	3.3	(2.0)
Depreciation	3.4	5.2
Amortization of debt issuance costs and discount	6.1	5.1
Amortization of intangibles	2.9	2.1
Equity-based compensation expense	4.1	1.3
Gain on extinguishment of debt	—	(0.9)
Net loss (gain) on valuation of loans held for investment and HMBS-related borrowings	(13.7)	16.2
Loss (gain) on loans held for sale, net	(28.1)	2.3
Earnings of equity method investee	(3.1)	(15.9)
Distribution of earnings from equity method investee	3.1	12.0
Origination and purchase of loans held for sale	(5,412.3)	(8,154.6)
Proceeds from sale and collections of loans held for sale	4,624.3	8,275.2
Changes in assets and liabilities:
Decrease in advances, net	114.0	105.9
Decrease in receivables and other assets, net	12.5	32.1
Increase in derivatives, net	(49.7)	(7.9)
Decrease in other liabilities	(56.8)	(43.6)
Other, net	(9.6)	0.5
Net cash provided by (used in) operating activities	(648.7)	310.9

Cash flows from investing activities
Origination of loans held for investment	(507.4)	(1,144.9)
Principal payments received on loans held for investment	528.0	995.7
Acquisition of loans held for investment, net	—	(3.6)
Acquisition of reverse mortgage subservicing agreements	—	(6.9)
Purchase of MSRs	(52.3)	(103.5)
Proceeds from sale of MSRs	0.3	134.5
Proceeds from sale of advances	5.1	0.8
Additions to premises and equipment	(1.8)	(2.2)
Purchase of real estate	(10.2)	(0.2)
Proceeds from sale of real estate	8.1	4.4
Proceeds from sale of premises and equipment	0.1	0.1
Distribution from (investment in) equity method investee, net	7.6	(11.6)
Net cash used in investing activities	(22.5)	(137.3)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(83.2)	(35.3)
Proceeds from (repayment of) mortgage loan financing facilities, net	816.0	(305.8)
Proceeds from MSR financing facilities	443.4	277.7
Repayment of MSR financing facilities	(531.8)	(188.9)
Repurchase and repayment of Senior notes	—	(23.6)
Payment of debt issuance costs	(3.4)	(1.2)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	88.3	66.2
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	68.7	—
Repayment of other financing liabilities	(45.7)	(57.6)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	502.3	1,149.9
Repayment of HMBS-related borrowings	(525.1)	(993.5)
Repurchase of common stock	—	(2.3)
Net cash provided by (used in) financing activities	729.5	(114.4)

Net increase in cash, cash equivalents and restricted cash	58.3	59.1
Cash, cash equivalents and restricted cash at beginning of year	274.2	263.4
Cash, cash equivalents and restricted cash at end of period	$332.5	$322.6

Supplemental non-cash investing and financing activities:

Recognition (derecognition) of gross right-of-use asset and lease liability:
Right-of-use asset	$(1.5)	$8.6
Lease liability	(1.5)	8.6
Transfers of loans held for sale to real estate owned (REO)	11.5	0.4

Loans held for investment acquired at fair value	$—	$224.1
HMBS-related borrowings assumed at fair value	—	(219.5)
Purchase price holdback	—	(0.9)
Net cash paid to acquire loans held for investment	$—	$3.6

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$213.4	$255.9
Restricted cash and equivalents:
Debt service accounts	71.2	13.6
Other restricted cash	47.9	53.1
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$332.5	$322.6
The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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
We had a total of approximately 4,600 employees at June 30, 2023 of which approximately 3,100 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Change in Presentation
Effective in the fourth quarter of 2022, in our consolidated statements of operations we present all fair value gains and losses of Other financing liabilities, at fair value in MSR valuation adjustments, net (previously reported in Pledged MSR liability expense). In addition, effective December 31, 2022, we changed our accounting policy from the nature of the distribution approach to the cumulative earnings approach for classifying distributions from our equity method investee MAV Canopy between operating and investing cash flows. The consolidated statements of operations for the three and six months ended June 30, 2022, and the consolidated statements of cash flows for the six months ended June 30, 2022, have been recast to conform to the current presentation policy. For additional information, including the impact on previously reported periods, see the “Change in Presentation” section of Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds received from securitizations	$2,298.1	$4,109.6	$4,614.9	$7,697.8
Servicing fees collected (1)	28.2	23.9	55.2	45.6
Purchases of previously transferred assets, net of claims reimbursed	(4.0)	(4.8)	(7.1)	(6.8)
	$2,322.4	$4,128.7	$4,663.0	$7,736.6
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $31.5 million and $62.6 million during the three and six months ended June 30, 2023, respectively, and $60.2 million and $106.0 million during the three and six months ended June 30, 2022, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	June 30, 2023	December 31, 2022
Carrying value of assets
MSRs, at fair value	$583.2	$524.3
Advances	62.0	75.9
UPB of loans transferred (1)	40,875.0	37,571.1
Maximum exposure to loss (2)	$41,520.2	$38,171.2
(1)Includes $8.0 billion and $6.8 billion of loans delivered to Ginnie Mae as of June 30, 2023 and December 31, 2022, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
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
At June 30, 2023 and December 31, 2022, 2.2% and 2.5%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.1% and 8.3%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.

Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. As the transfers of the HECM loans do not qualify for sale accounting, we account for these transfers as financings, with the HECM loans classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets.
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
In 2021, we consolidated an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PMC to the trust for collateralization purposes. As of December 31, 2022, the certificates issued by the trust and pledged as collateral had been reduced to zero. As of June 30, 2023, $100.3 million loans held for sale were pledged as collateral for $100.0 million debt certificates issued by the trust.
In June 2023, we completed a private placement securitization of HECM loans that are insured by the FHA and REO properties, also referred to as reverse mortgage buyouts. The securitized assets include assets originated by PHH and assets acquired in April 2023. The securitization trust, Ocwen Loan Investment Trust 2023-HB1 (OLIT) issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. We determined we were the primary beneficiary, thus consolidate the securitization trust, OLIT and related depositor. Recourse for the Notes is limited to the assets of OLIT. Also refer to Note 12 – Borrowings.
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the securitization reverse mortgage loans buyouts and financing liabilities:

June 30, 2023
Mortgage loans (Loans held for sale, at fair value)	$141.1
Receivables, net	44.2
REO (Other Assets)	12.5
Debt service accounts (Restricted cash)	50.8
Outstanding borrowings (Mortgage loan financing facilities, net)	264.9
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	26.6
Prepaid interest - Interest Reserve Account (Other assets)	0.7
Financings of Advances using SPEs
Match funded advances, i.e., advances that are pledged as collateral to our advance facilities, result from our transfers of residential loan servicing advances to SPEs - that we include in our consolidate financial statements - in exchange for cash.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	June 30, 2023	December 31, 2022
Match funded advances (Advances, net)	$503.3	$608.4
Debt service accounts (Restricted cash)	14.6	15.8
Unamortized deferred lender fees (Other assets)	0.5	2.3
Prepaid interest (Other assets)	0.7	0.9
Advance match funded liabilities	429.5	512.5
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

The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility and the PLS Notes facility:

	June 30, 2023	December 31, 2022
MSRs pledged (MSRs, at fair value)	$521.9	$696.9
Debt service account (Restricted cash)	1.8	1.8
Unamortized deferred lender fees (Other assets)	1.3	1.1
Outstanding borrowings (MSR financing facilities, net)	285.2	366.5
Unamortized debt issuance costs (MSR financing facilities, net)	0.6	0.8

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		June 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (f)	3, 2	$1,352.9	$1,352.9	$617.8	$617.8
Loans held for sale, at lower of cost or fair value (b)	3	3.7	3.7	4.9	4.9
Total Loans held for sale		$1,356.6	$1,356.6	$622.7	$622.7

Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	$7,674.8	$7,674.8	$7,504.1	$7,504.1
Loans held for investment - Restricted for securitization investors (a)	3	6.0	6.0	6.7	6.7
Total Loans held for investment, at fair value		$7,680.7	$7,680.7	$7,510.8	$7,510.8

Advances, net (c)	3	$602.7	$602.7	$718.9	$718.9
Receivables, net (c)	3	188.6	188.6	180.8	180.8

		June 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Advance match funded liabilities (c)	3	$430.4	$430.4	$513.7	$513.7
Financing liabilities, at fair value
HMBS-related borrowings (a)	3	$7,486.4	$7,486.4	$7,326.8	$7,326.8
Other financing liabilities
Financing liability - Pledged MSR liability (a)	3	$1,009.5	$1,009.5	$931.7	$931.7
Financing liability - Excess Servicing Spread (ESS) (a)	3	258.5	258.5	199.0	199.0
Financing liability - Owed to securitization investors (a)	3	6.0	6.0	6.7	6.7
Total Other financing liabilities		$1,274.0	$1,274.0	$1,137.4	$1,137.4

Mortgage loan financing facilities (c) (d)	3	1,515.0	1,515.0	702.7	702.7
MSR financing facilities (c) (e)	3	864.8	845.3	953.8	932.1
Senior notes:
PMC Senior secured notes due 2026 (c) (e)	2	$370.1	$335.1	$369.4	$331.4
OFC Senior secured notes due 2027 (c) (e)	3	234.9	226.5	230.2	223.9
Total Senior notes		$605.0	$561.6	$599.6	$555.2

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$1.4	$1.4	$(0.7)	$(0.7)
Forward sales of loans (a)	1	—	—	0.5	0.5
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	(0.7)	(0.7)	(0.7)	(0.7)
Interest rate swap futures (a)	1	(10.9)	(10.9)	(13.6)	(13.6)
TBA forward pipeline trades (a)	1	7.0	7.0	6.6	6.6
Option contracts (a)	1	(1.2)	(1.2)	—	—
Other (a)	3	(0.1)	(0.1)	(0.1)	(0.1)

MSRs (a)	3	$2,675.7	$2,675.7	$2,665.2	$2,665.2
(a)Measured at fair value on a recurring basis in our financial statements.
(b)Measured at fair value on a non-recurring basis in our financial statements.
(c)Disclosed, but not measured at fair value in our financial statements.
(d)As of June 30, 2023, the carrying value of the OLIT Notes approximated fair value as the notes were recently issued on June 21, 2023.
(e)The carrying values are net of unamortized debt issuance costs and discount. See Note 12 – Borrowings for additional information.
(f)Loans repurchased from Ginnie Mae securitizations with a fair value of $197.4 million (includes loans which were previously classified as Level 2) and $32.1 million at June 30, 2023 and December 31, 2022, respectively, are classified as Level 3. The remaining balance of loans held for sale at fair value is classified as Level 2.
The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended June 30, 2023
Beginning balance	$6.2	$(6.2)	$23.3	$(263.1)	$4.8
Purchases, issuances, sales and settlements
Purchases and other	—	—	240.4	—	—
Issuances (1)	—	—	—	—	4.4
Sales	—	—	(38.5)	—	—
Settlements (2)	(0.2)	0.2	(25.8)	8.1	—
Transfers:
Loans held for investment, at fair value	—	—	1.5	—	—
Loans held for sale, at fair value (1)	—	—	—	—	(10.8)
REO (Other assets)	—	—	(7.1)	—	—
Receivables, net	—	—	(15.6)	—	—
Capitalization of advances on Ginnie Mae modifications	—	—	1.7	—	—
Other	—	—	2.8	—	—
Net addition (disposition/derecognition)	(0.2)	0.2	159.5	8.2	(6.5)
Included in earnings:
Change in fair value (1)	—	—	11.7	(3.6)	3.0
Gain (loss) on sale of loans and other	—	—	2.9	—	—
	—	—	14.6	(3.6)	3.0
Ending balance	$6.0	$(6.0)	$197.4	$(258.5)	$1.4

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	IRLCs
Three months ended June 30, 2022
Beginning balance	$7.7	$(7.7)	$230.4	$5.7
Purchases, issuances, sales and settlements
Purchases and other	—	—	57.5	—
Issuances (1)	—	—	—	82.2
Sales	—	—	(243.8)	—
Settlements	(0.4)	0.4	—	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	3.6
Receivables, net	—	—	(1.7)	—
Net addition (disposition/derecognition)	(0.4)	0.4	(187.9)	85.9
Change in fair value included in earnings (1)	—	—	(1.2)	(85.8)
Ending balance	$7.3	$(7.3)	$41.4	$5.7

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Six Months Ended June 30, 2023
Beginning balance	$6.7	$(6.7)	$32.1	$(199.0)	$(0.7)
Purchases, issuances, sales and settlements
Purchases and other	—	—	252.8		—
Issuances (1)	—	—	—	(68.7)	10.1
Sales	—	—	(58.7)	—	—
Settlements (2)	(0.7)	0.7	(25.8)	14.9	—
Transfers:
Loans held for investment, at fair value	—	—	1.5	—	—
Loans held for sale, at fair value (1)	—	—	—	—	(31.2)
REO (Other assets)	—	—	(7.1)	—	—
Receivables, net	—	—	(16.1)	—	—
Capitalization of advances on Ginnie Mae modifications	—	—	1.7	—	—
Other	—	—	2.8	—	—
Net addition (disposition/derecognition)	(0.7)	0.7	151.3	(53.8)	(21.0)
Included in earnings:
Change in fair value (1)	—	—	11.2	(5.6)	23.1
Gain (loss) on sale of loans and other	—	—	2.9	—	—
	—	—	14.0	(5.6)	23.1
Ending balance	$6.0	$(6.0)	$197.4	$(258.5)	$1.4

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	IRLCs
Six Months Ended June 30, 2022
Beginning balance	$7.9	$(7.9)	$220.9	$18.1
Purchases, issuances, sales and settlements
Purchases and other	—	—	118.2	—
Issuances (1)	—	—	—	161.9
Sales	—	—	(291.6)	—
Settlements	(0.6)	0.6	—	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	(53.9)
Receivables, net	—	—	(1.8)	—
Net addition (disposition/derecognition)	(0.6)	0.6	(175.1)	108.0
Change in fair value included in earnings (1)	—	—	(4.4)	(120.3)
Ending balance	$7.3	$(7.3)	$41.4	$5.7
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(3.4) million and $2.1 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $(12.3) million for the three and six months ended June 30, 2022, respectively. See Note 14 – Derivative Financial Instruments and Hedging Activities
(2)Settlements related to the ESS financing liability are recorded in earnings as MSR valuation adjustments, net. See Note 7 – Mortgage Servicing
A reconciliation from the beginning balances to the ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Pledged MSR liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 - Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value, respectively.
The significant unobservable assumptions that we make to estimate the fair value of certain assets and liabilities classified as Level 3 and measured at fair value on a recurring basis are provided below.
Loans Held for Sale
The fair value of loans we purchased from Ginnie Mae guaranteed securitizations is estimated using both observable and unobservable inputs, including published forward and reverse Ginnie Mae prices or existing sale contracts, as well as estimated default, prepayment, and discount rates. The significant unobservable input in estimating fair value is the estimated default rate. Accordingly, these repurchased Ginnie Mae loans are classified as Level 3 within the valuation hierarchy.
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

Significant unobservable assumptions	June 30, 2023	December 31, 2022
Life in years
Range	0.9 to 7.8	1.0 to 7.6
Weighted average	5.2	5.0
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	11.9% to 40.6%	13.2% to 45.0%
Weighted average	17.3%	18.0%
Discount rate	5.2%	5.1%
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
We engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, generally the bulk market, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While interest rates are a key value driver, MSR fair value may change for other market-driven factors, including but not limited to the supply and demand of the market or the required yield or perceived value by investors of such MSRs. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our verification and analytical procedures, provide reasonable assurance that the prices used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use. We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions and benchmarks of assumptions and value estimates.
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

Significant unobservable assumptions	June 30, 2023		December 31, 2022
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	7.1%	7.9%	6.9%	7.9%
Weighted average lifetime delinquency rate	1.1%	10.3%	1.4%	10.1%
Weighted average discount rate	9.6%	10.6%	9.6%	10.6%
Weighted average cost to service (in dollars)	$71	$202	$72	$201
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of June 30, 2023 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.8	1.6
Change in fair value due to change in weighted average prepayment speeds	$(63.0)	$(123.4)
Change in weighted average discount rate (in percentage points)	1.0	1.9
Change in fair value due to change in weighted average discount rate	$(72.5)	$(139.3)
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

Significant unobservable assumptions	June 30, 2023	December 31, 2022
Life in years
Range	0.9 to 7.8	1.0 to 7.6
Weighted average	5.2	5.0
Conditional prepayment rate
Range	11.9% to 40.6%	13.2% to 45.0%
Weighted average	17.3%	18.0%
Discount rate	5.2%	5.0%
Significant increases or decreases in any of these assumptions in isolation could result in a significantly higher or lower fair value, respectively. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
Pledged MSR Liabilities
Pledged MSR liabilities are carried at fair value and classified as Level 3 within the valuation hierarchy. We determine the fair value of the pledged MSR liability consistent with the prices provided by third-party valuation experts for the related MSR, considering contractually retained cash flows and expected life of subservicing agreements, when applicable.

Significant unobservable assumptions	June 30, 2023	December 31, 2022
Weighted average prepayment speed	7.2%	7.6%
Weighted average delinquency rate	6.7%	7.1%
Weighted average subservicing life (in years)	4.5	5.6
Weighted average discount rate	10.2%	10.2%
Weighted average cost to service (in dollars)	$166	$174
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.

ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS financing liability at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, based on the change in discount rate of the underlying MSR or other factors, as provided by third-party valuation expert. At June 30, 2023 and December 31, 2022, the weighted average discount rate of the ESS financing liability was 9.4% and 7.6%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions. Also see Note 8 — Other Financing Liabilities, at Fair Value.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$845.2	$716.0	$617.8	$917.5
Originations and purchases	2,859.9	4,682.0	5,412.3	8,154.6
Proceeds from sales	(2,279.6)	(4,603.4)	(4,575.8)	(8,174.2)
Principal collections	(31.6)	(65.8)	(47.0)	(95.2)
Transfers from (to):
Loans held for investment, at fair value	1.5	16.5	3.1	19.6
Receivables, net	(15.6)	32.9	(14.5)	32.2
REO (Other assets)	(7.1)	—	(11.2)	—
Capitalization of advances on Ginnie Mae modifications	1.7	5.8	3.7	13.1
Realized loss on sale of loans (1)	(28.4)	(114.3)	(50.4)	(186.6)
Fair value gain (loss) on loans held for sale	4.0	10.8	10.2	(1.4)
Other	2.8	2.5	4.5	3.6
Ending balance	$1,352.9	$683.1	$1,352.9	$683.1
UPB	$1,341.0	$685.1
Premium (discount)	15.0	3.8
Fair value adjustment	(3.1)	(5.7)
Total	$1,352.9	$683.1
(1)Excludes retained MSR and gain (loss) on economic hedge instruments.

The following table presents the fair value of Loans held for sale, at fair value by type:

	June 30, 2023	December 31, 2022
GSE loans	$790.0	$318.3
Government- Forward loans	365.5	150.2
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	20.0	32.1
Reverse loans (1) (2)	159.4	102.5
Other residential mortgage loans	18.0	14.8
Total	$1,352.9	$617.8

(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes inactive reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties.

Loans Held for Sale - Lower of Cost or Fair Value	June 30,
	2023	2022
Carrying amount before valuation allowance	$7.4	$8.1
Valuation allowance	(3.7)	(3.8)
Ending balance, net	$3.7	$4.3

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$31.5	$60.2	$62.6	$106.0
Gain (loss) on sale of forward mortgage loans (1)	(28.1)	(90.3)	(50.2)	(162.6)
Gain (loss) on sale of repurchased Ginnie Mae loans (1) (2)	(0.1)	(10.3)	0.1	(9.7)
	3.3	(40.4)	12.4	(66.3)
Change in fair value of IRLCs	(3.2)	0.9	2.4	(11.2)
Change in fair value of loans held for sale (3)	4.3	12.0	9.1	0.4
Gain (loss) on economic hedge instruments (4)	21.2	29.1	4.8	76.2
Other	(0.3)	(0.7)	(0.6)	(1.4)
	$25.3	$0.9	$28.1	$(2.3)
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Includes an $8.8 million loss during the three months ended June 30, 2022 on certain delinquent and aged loans repurchased (net of the associated Ginnie Mae MSR fair value adjustment) in connection with the Ginnie Mae EBO program with an aggregated UPB of $299.7 million, net of the associated MSR fair value adjustment.
(3)Includes a $10.9 million unrealized gain during the three months ended June 30, 2023 related to the revaluation of inactive HECM loan buyouts opportunistically acquired at a discount and securitized in a private placement transaction completed in June 2023. Also see Note 2 – Securitizations and Variable Interest Entities.
(4)Excludes gains of $0.1 million and $13.4 million during the three and six months ended June 30, 2022, respectively, on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net. No such gains or losses were recognized during the three and six months ended June 30, 2023. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio and are eliminated in the consolidated financial statements. Refer to Note 17 – Business Segment Reporting.

Note 5 - Reverse Mortgages

	Three Months Ended June 30,
	2023		2022
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,662.9	$(7,470.6)	$7,451.6	$(7,118.8)
Originations	272.2	—	524.6	—
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(271.1)	—	(566.0)
Additional proceeds from securitization of HECM loans and tails	—	0.1	—	(10.1)
Repayments (principal payments received)	(291.8)	289.8	(476.3)	476.1
Transfers to:
Loans held for sale, at fair value	(1.5)	—	(16.5)	—
Receivables, net	(1.0)	—	(36.9)	—
Change in fair value included in earnings (1)	34.1	(34.5)	(69.9)	63.6
Ending balance	$7,674.8	$(7,486.4)	$7,376.5	$(7,155.3)
Securitized loans (pledged to HMBS-related borrowings)	$7,553.7	$(7,486.4)	$7,220.8	$(7,155.3)
Unsecuritized loans	121.0		155.8
Total	$7,674.8		$7,376.5

	Six Months Ended June 30,
	2023		2022
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,504.1	$(7,326.8)	$7,199.8	$(6,885.0)
Originations	507.4	—	1,144.9	—
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(502.3)	—	(1,149.9)
Additional proceeds from securitization of HECM loans and tails	—	(6.1)	—	(22.3)
Acquisition	—	—	211.3	(209.1)
Repayments (principal payments received)	(527.3)	525.1	(995.1)	993.5
Transfers to:
Loans held for sale, at fair value	(3.1)	—	(19.6)	—
Receivables, net	(2.0)	—	(49.4)	—
REO (Other assets)	(0.1)	—	(0.1)	—
Change in fair value included in earnings (1)	195.7	(176.2)	(115.1)	117.5
Ending balance	$7,674.8	$(7,486.4)	$7,376.5	$(7,155.3)
Securitized loans (pledged to HMBS-related borrowings)	$7,553.7	$(7,486.4)	$7,220.8	$(7,155.3)
Unsecuritized loans	121.0		155.8
Total	$7,674.8		$7,376.5
(1)See further breakdown of the net gain (loss) in the table below.

Gain (Loss) on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain on new originations (1)	$3.6	$12.7	$9.6	$33.3
Gain on tail securitizations (2)	2.5	2.8	6.1	6.7
Net interest income (servicing fee) (3)	5.8	5.4	11.7	10.7
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(12.4)	(27.3)	(7.9)	(48.3)
Fair value gains (losses) included in earnings (2)	(0.5)	(6.4)	19.5	2.5
Loan fees and other	1.2	3.7	2.4	8.0
	$0.7	$(2.6)	$21.9	$10.5
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

Note 6 – Advances

	June 30, 2023	December 31, 2022
Principal and interest	$202.6	$215.5
Taxes and insurance	271.4	367.5
Foreclosures, bankruptcy, REO and other	136.0	142.1
	610.0	725.1
Allowance for losses	(7.4)	(6.2)
Advances, net	$602.7	$718.9
The following table summarizes the activity in net advances:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023	2022
Beginning balance - before Allowance for Losses	$663.1		$736.9	$725.1	$779.5
New advances	146.5		190.0	335.3	387.3
Transfer from Receivables	2.2	1.6	—	11.1	—
Sales of advances	(0.6)		(0.2)	(4.9)	(0.8)
Collections of advances and other	(201.1)		(272.9)	(456.6)	(512.1)
Ending balance - before Allowance for Losses	610.0		653.8	610.0	653.8

Beginning balance - Allowance for Losses	$(6.2)		$(6.9)	(6.2)	(7.0)
Provision expense	(2.8)		(2.1)	(4.6)	(3.9)
Net charge-offs and other	1.6		2.4	3.4	4.3
Ending balance - Allowance for Losses	(7.4)		(6.6)	(7.4)	(6.6)

Ending balance, net	$602.7		$647.2	$602.7	$647.2

Note 7 – Mortgage Servicing

MSRs – At Fair Value	Three Months Ended June 30,
	2023			2022
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,896.4	$684.2	$2,580.6	$1,664.9	$658.4	$2,323.3
Sales	—	—	—	—	—	—
Additions:
Recognized on the sale of residential mortgage loans	31.5	—	31.5	60.2	—	60.2
Purchases	19.1	—	19.1	36.9	—	36.9
Servicing transfers and adjustments (1)	(32.5)	—	(32.5)	11.8	2.9	14.7
Net additions (sales)	18.1	—	18.1	108.8	2.9	111.7
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	103.5	33.3	136.8	86.0	32.3	118.3
Realization of expected cash flows	(50.6)	(9.1)	(59.7)	(43.0)	(24.6)	(67.6)
Fair value gains (losses) recognized in earnings	52.9	24.2	77.1	43.0	7.7	50.7

Ending balance	$1,967.4	$708.4	$2,675.7	$1,816.6	$669.1	$2,485.7

MSRs – At Fair Value	Six Months Ended June 30,
	2023			2022
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,931.8	$733.5	$2,665.2	$1,571.8	$678.3	$2,250.1
Sales	—	—	—	(149.3)	—	(149.4)
Additions:
Recognized on the sale of residential mortgage loans	62.6	—	62.6	106.0	—	106.0
Purchases	44.0	—	44.0	83.7	—	83.7
Servicing transfers and adjustments (1)	(32.5)	—	(32.5)	14.7	(0.8)	13.9
Net additions (sales)	74.1	—	74.1	55.1	(0.8)	54.2
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	61.4	(8.2)	53.2	280.4	41.3	321.8
Realization of expected cash flows	(99.9)	(16.9)	(116.8)	(90.7)	(49.7)	(140.4)
Fair value gains (losses) recognized in earnings	(38.5)	(25.1)	(63.6)	189.7	(8.4)	181.4

Ending balance	$1,967.4	$708.4	$2,675.7	$1,816.6	$669.1	$2,485.7
(1)Servicing transfers and adjustments for the three months ended June 30, 2023 include a $32.5 million derecognition of Agency MSRs previously sold to MAV in a transaction which did not qualify for sale accounting treatment. We derecognized the MSRs with a UPB of $2.3 billion from our balance sheet together with the associated Pledged MSR liability upon the sale of the MSRs by MAV to a third party.

The following table summarizes delinquency status of the loans underlying our MSRs:

	June 30, 2023			December 31, 2022
Delinquent loans	Agency	Non - Agency	Total	Agency	Non - Agency	Total
30 days	1.6%	8.4%	4.6%	1.7%	8.5%	4.8%
60 days	0.5	3.4	1.7	0.5	3.3	1.8
90 days or more	1.0	8.2	4.2	1.1	8.6	4.5
Total 30-60-90 days or more	3.1%	20.0%	10.5%	3.3%	20.4%	11.1%
MSR UPB and Fair Value

	June 30, 2023		December 31, 2022		June 30, 2022
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,643.7	$121.1	$1,710.6	$126.2	$1,552.6	$116.3
Rithm and others transferred MSRs (1) (2)	702.0	$53.4	601.2	$47.3	550.8	$49.7
MAV transferred MSRs (1)	330.0	$22.9	353.4	$26.1	382.2	$28.5
Total MSRs	$2,675.7	$197.4	$2,665.2	$199.6	$2,485.7	$194.5
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)At June 30, 2023, the UPB of MSRs transferred to Rithm for which title is retained by Ocwen was $10.3 billion.
We purchased MSRs with a UPB of $3.8 billion and $7.3 billion from unrelated third-parties during the six months ended June 30, 2023 and 2022, respectively. We sold MSRs, servicing released, with a UPB of $31.3 million and $11.1 billion during the six months ended June 30, 2023 and 2022, respectively, to unrelated third parties.
Servicing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loan servicing and subservicing fees
Servicing	$89.4	$80.9	$179.3	$169.4
Subservicing	18.4	20.4	38.0	35.0
MAV (1)	17.4	18.8	35.7	35.5
Rithm and others (1)	59.2	64.7	118.8	131.9
	184.4	184.8	371.8	371.8
Ancillary income
Custodial accounts (float earnings)	26.2	1.8	46.4	2.8
Late charges	9.5	11.7	19.0	21.8
Reverse subservicing ancillary fees	9.8	6.3	18.0	9.4
Loan collection fees	2.3	2.9	4.9	5.8
Recording fees	1.3	2.6	2.5	5.9
Boarding and deboarding fees	0.9	1.9	1.8	3.6
GSE forbearance fees	0.3	0.2	0.5	0.4
Other, net	2.9	3.0	4.8	6.3
	53.2	30.3	97.9	56.0
Total Servicing and subservicing fees	$237.6	$215.1	$469.7	$427.8
(1)Includes servicing fees related to transferred MSRs and subservicing fees. See Note 8 — Other Financing Liabilities, at Fair Value.
Float balances, on which we earn interest referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.2 billion, $1.5 billion and $1.8 billion at June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

The following table presents the components of MSR valuation adjustments, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MSR fair value changes due to rates and assumptions	$136.8	$118.3	$53.2	$321.8
MSR realization of expected cash flows	(59.6)	(67.6)	(116.6)	(140.4)
Total MSR fair value gains (losses) (1)	77.2	50.7	(63.3)	181.4

Pledged MSR liability fair value changes due to rates and assumptions	(81.0)	(40.4)	(42.8)	(97.2)
Pledged MSR liability realization of expected cash flows	15.6	28.8	30.1	57.0
Total Pledged MSR liability fair value gains (losses) (2)	(65.4)	(11.7)	(12.7)	(40.2)

ESS financing liability fair value changes due to rates and assumptions	(3.6)	—	(5.6)	—
ESS financing liability realization of expected cash flows	8.1	—	14.9	—
Total ESS financing liability fair value gains (losses) (2)	4.6	—	9.3	—

Derivative fair value gain (loss) (MSR economic hedges)	(65.2)	(16.9)	(51.1)	(83.7)

MSR valuation adjustments, net	$(48.9)	$22.1	$(117.9)	$57.5
(1)Includes $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0 and $0 during the three and six months ended June 30, 2022, respectively, of fair value changes on the reverse MSR liability and other.
(2)Also refer to Note 8 — Other Financing Liabilities, at Fair Value for additional information related to the ESS financing liability and Pledged MSR liability, including a tabular presentation of activity of the Pledged MSR liability for the reported periods.

Note 8 — Other Financing Liabilities, at Fair Value
The following tables presents financing liabilities carried at fair value which include pledged MSR liabilities recorded in connection with MSR transfers, subservicing retained, that do not qualify for sale accounting, liabilities of consolidated mortgage-backed securitization trusts and MSR excess servicing spread (ESS) financing liability carried at fair value (see Note 12 – Borrowings for ESS financing liability carried at amortized cost).

			Outstanding Balance
Borrowing Type	Collateral	Maturity	June 30, 2023	December 31, 2022
MSR transfers not qualifying for sale accounting (1):
Original Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	$577.1	$601.2
Pledged MSR liability, at fair value - MAV	MSRs	(1)	319.7	329.8
Pledged MSR liability, at fair value - Others	MSRs	(1)	112.7	0.7
			1,009.5	931.7
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	October 2033	6.0	6.7
ESS financing liability, at fair value (3)	MSRs (3)	(3)	258.5	199.0
Total Other financing liabilities, at fair value			$1,274.0	$1,137.4
(1)MSRs transferred, subservicing retained, or sold in transactions which do not qualify for sale accounting treatment are accounted for as secured financings.
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

	Three Months Ended June 30,
	2023			2022
Pledged MSR Liability	Rithm and Others	MAV (1)	Total	Rithm and Others	MAV (1)	Total
Beginning Balance	$564.5	$318.7	$883.3	$545.3	$319.0	$864.3
MSR transfers	93.3	0.1	93.4	—	30.3	30.3
Derecognition of financing liability (2)	—	(32.5)	(32.5)	—	—	—
Fair value gain (loss)
Changes in fair value due to inputs and assumptions	39.3	41.8	81.0	24.7	15.7	40.4
Realization of expected cash flows	(7.2)	(8.4)	(15.6)	(19.2)	(9.5)	(28.8)
Total fair value (gain) loss	32.1	33.4	65.4	5.5	6.2	11.7
Ending Balance	$689.9	$319.7	$1,009.5	$550.8	$355.5	$906.3

	Six Months Ended June 30,
	2023			2022
Pledged MSR Liability	Rithm and Others	MAV Agreements (1)	Total	Original Rights to MSRs Agreements - Rithm	MAV Agreements (1)	Total
Beginning Balance	$601.9	$329.8	$931.7	$558.9	$238.1	$797.1
MSR transfers	97.6	0.2	97.8	—	69.6	69.6
Derecognition of financing liability (2)	—	(32.5)	(32.5)	—	—	—
Calls	—	—	—	(0.6)	—	(0.6)
Fair value gain (loss)
Changes in fair value due to inputs and assumptions	3.5	39.2	42.7	31.5	65.6	97.2
Realization of expected cash flows	(13.1)	(17.0)	(30.1)	(39.1)	(17.9)	(57.0)
Total fair value (gain) loss (3)	(9.6)	22.2	12.6	(7.6)	47.7	40.2
Ending Balance	$689.9	$319.7	$1,009.5	$550.8	$355.5	$906.3
(1)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by PMC (shared between PMC and MAV) and other contractual cash flows during the expected life of the subservicing agreement.
(2)During the three months ended June 30, 2023, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to a third party with a UPB of $2.3 billion.
(3)The changes in fair value of the MAV Pledged MSR liability includes a $14.1 million loss associated with the amendment to the MAV Subservicing Agreement in March 2022, resulting in lower contractual ancillary income retained by PMC.

The following table presents the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV, Rithm and others that do not qualify for sale accounting and the ESS financing liabilities.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Rithm and Others	MAV	Total	Rithm and Others	MAV	Total
Servicing fees collected on behalf of Rithm, MAV and others	$59.2	$15.5	$74.7	$64.7	$17.5	$82.2
Less: Subservicing fee retained by Ocwen	(16.9)	(2.1)	(19.1)	(18.8)	(2.3)	(21.0)
Ancillary fee/income and other settlement (including expense reimbursement)	3.6	(0.2)	3.5	1.8	—	1.8
Transferred MSR net servicing fee remittance	$45.9	$13.2	59.1	$47.7	$15.2	63.0
ESS servicing spread remittance			13.9			—
Pledged MSR liability expense			$73.0			$63.0

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Rithm and Others	MAV	Total	Rithm and Others	MAV	Total
Servicing fees collected on behalf of Rithm, MAV and others	$118.8	$31.9	$150.7	$131.9	$33.2	$165.1
Less: Subservicing fee retained by Ocwen	(34.2)	(4.4)	(38.6)	(38.1)	(4.4)	(42.5)
Ancillary fee/income and other settlement (including expense reimbursement)	6.9	(0.2)	6.7	(0.5)	0.6	0.1
Transferred MSR net servicing fee remittance	$91.5	$27.3	118.8	$93.2	$29.5	122.7
ESS servicing spread remittance			24.5			—
Pledged MSR liability expense			$143.3			$122.7

On May 2, 2022, Ocwen entered into amendments to its servicing agreements with Rithm to extend their terms to December 31, 2023 and provide for subsequent, automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or Rithm provides three months’ advance notice of termination (by October 1), among other changes. Ocwen did not provide notice of termination on July 1, 2023.
As of June 30, 2023, the UPB of MSRs subject to the servicing agreements with Rithm subsidiaries is $47.0 billion, including $1.8 billion for which Ocwen or Rithm is subservicer for another entity as servicer of record and $10.3 billion for which title has not transferred to Rithm. We describe Rithm’s rights and obligations with respect to such non-transferred MSRs as “Rights to MSRs”. As the third-party consents required for title to the MSRs to transfer were not obtained, the $10.3 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the previously disclosed agreements entered into in January 2018 (the New RMSR Agreements), at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the subservicing agreement.
As stated above, Rithm has the right to terminate the $10.3 billion Rights to MSRs for convenience, in whole but not in part, subject to three months’ advance notice of termination. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option, as described above. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.

Note 9 – Receivables

	June 30, 2023	December 31, 2022
Servicing-related receivables:
Government-insured loan claims - Forward	$50.6	$65.0
Government-insured loan claims - Reverse	89.0	73.8
Subservicing fees and reimbursable expenses	13.5	11.7
Due from custodial accounts	11.6	16.3
Receivable from sale of MSRs (holdback)	10.5	1.5
Subservicing fees and reimbursable expenses - Due from Rithm	1.8	3.0
Subservicing fees, reimbursable expenses and other - Due from MAV	1.7	1.0
Other	0.7	3.2
	179.4	175.5
Income taxes receivable	27.3	34.4
Other receivables	9.3	5.2
	216.0	215.1
Allowance for losses	(27.4)	(34.3)
	$188.6	$180.8
At June 30, 2023 and December 31, 2022, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $27.0 million and $33.8 million at June 30, 2023 and December 31, 2022, respectively.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$29.1	$40.8	$33.8	$41.5
Provision	3.9	3.3	8.0	5.5
Charge-offs and other, net	(6.0)	(4.3)	(14.8)	(7.2)
Ending balance	$27.0	$39.8	$27.0	$39.8

Note 10 - Investment in Equity Method Investee and Related Party Transactions
We account for our 15% investment in MAV Canopy under the equity method.
As of June 30, 2023, PMC subserviced a total $46.6 billion UPB on behalf of MAV under the Subservicing Agreement, of which $22.9 billion MSR was previously sold by PMC to MAV and remains reported on the consolidated balance sheet of PMC.
During the six months ended June 30, 2023 and 2022, PMC transferred UPB of $17.9 million and $191.4 million under a flow MSR sale agreement (Recapture Agreement), respectively. During the six months ended June 30, 2023 and 2022, PMC transferred MSRs with UPB of nil and $5.7 billion to MAV under various MSR purchase and sale agreements, respectively. These MSR sale transactions between PMC and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured borrowings. See Note 8 — Other Financing Liabilities, at Fair Value.
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to the transactions described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree in 2021. See also Note 12 – Borrowings and Note 15 – Interest Expense.

Note 11 – Other Assets

	June 30, 2023	December 31, 2022
Contingent loan repurchase asset	$247.1	$289.9
REO	18.0	9.8
Prepaid expenses	17.4	19.8
Derivatives, at fair value	8.9	7.7
Intangible assets, net (net of accumulated amortization of $8.0 million and $5.0 million)	8.3	14.7
Prepaid lender fees, net	7.0	7.7
Derivative margin deposit	6.8	1.5
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Deferred tax asset, net	2.5	2.6
Security deposits	0.8	0.8
Other	5.8	4.7
	$327.6	$364.2

Note 12 – Borrowings

Advance Match Funded Liabilities			Borrowing Capacity		Outstanding Balance
Borrowing Type	Maturity	Amort. Date (1)	Total	Available (2)	June 30, 2023	Dec. 31, 2022
Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-VF5	Aug. 2053	Aug. 2023	$450.0	$67.8	$382.2	$422.5
Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1	Aug. 2053	Aug. 2023	90.0	42.7	47.3	90.0
EBO Advance facility (3)	May 2026	NA	14.4	13.5	0.9	1.2
			$554.4	$124.0	$430.4	$513.7

Weighted average interest rate (4)					8.15%	7.09%
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
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At June 30, 2023, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)We entered into a loan and security agreement to finance the acquisition of advances in connection with the early buyout of certain fixed-rate, fully-amortizing FHA-insured residential mortgage loans. At June 30, 2023, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(4)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees. At June 30, 2023 and December 31, 2022, the balance of unamortized prepaid lender fees was $0.5 million and $2.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Financing Facilities, net			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	June 30, 2023	Dec. 31, 2022
$175 million Master repurchase agreement	Loans held for sale (LHFS), Receivables and REO	Aug. 2023	$125.0	$39.3	$10.7	$142.2
Master repurchase agreement (2)	LHFS and Loans Held for Investment (LHFI)	N/A	—	—	—	100.3
$50 million Mortgage warehouse agreement (3)	LHFS	N/A	50.0	—	—	—
$400 million Participation agreement (4)	LHFS	November 2023	91.9	—	308.1	64.3
$173 million Master repurchase agreement (5)	LHFS, LHFI and Receivables	August 2023	—	1.3	171.7	26.1
Master repurchase agreement (6)	LHFS	June 2024	—	1.0	—	—
$50 million Mortgage warehouse agreement (7)	LHFI	October 2023	—	36.0	14.0	7.8
$204 million Mortgage warehouse agreement (8)	LHFS and LHFI	March 2024	137.1	—	66.9	44.2
$230 million Mortgage warehouse agreement (9)	LHFS and Receivables	(9)	216.0	—	14.0	21.9
Master repurchase agreement (10)	LHFS	(10)	—	—	100.4	—
$50 million Loan and security agreement (11)	LHFS and Receivables	March 2024	—	42.5	7.5	7.2
$700 million Master repurchase agreement (12)	LHFS and LHFI	April 2024	116.6	—	583.4	288.8
$200 million Master repurchase agreement (13)	LHFS, Receivables and REO	April 2024	200.0	—	—	—
OLIT Asset-Backed Notes (14)	Reverse LHFS, Receivables and REO	June 2036	—	—	264.9	—
Total Mortgage Loan Financing Facilities, net			$936.5	$120.1	$1,541.6	$702.7
Unamortized discount and debt issuance costs - OLIT Notes					$(26.6)	$—
Total Mortgage Loan Financing Facilities, net					$1,515.0	$702.7

Weighted average interest rate (15)					6.03%	5.74%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, $1.7 million of the available borrowing capacity could be used at June 30, 2023 based on the amount of eligible collateral that could be pledged.
(2)On February 9, 2023, we voluntarily allowed the facility to mature.
(3) This agreement has no stated maturity date.
(4)In June 2023, the maturity date of this facility was extended to July 22, 2023 and the uncommitted borrowing capacity was increased to $400.0 million. In July 2023, the maturity date was further extended to November 30, 2023 and the uncommitted borrowing capacity was increased to $650.0 million.
(5)In June 2023, the maturity date of this facility was extended to July 22, 2023 and further extended to August 22, 2023 in July 2023.
(6)In June 2023, the maturity date of this facility was extended to June 22, 2024.
(7)In June 2023, the maturity date of this facility was extended to July 14, 2023. In July 2023, the maturity date was further extended to October 12, 2023 and the committed borrowing capacity was reduced to $40.0 million.
(8)In May 2023, the maturity date of this facility was extended to March 31, 2024 and the interest rate margin was revised.
(9)The agreement has no stated maturity date, however each transaction has a maximum duration of four years.
(10)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. Each certificate is renewed monthly and the interest rate for this facility is 1 month Term Secured Overnight Financing Rate (SOFR) plus applicable margin. See Note 2 – Securitizations and Variable Interest Entities for additional information.

(11)This revolving facility agreement provides committed borrowing capacity secured by eligible HECM loans that are active buyouts, as defined in the agreement. In April 2023, the maturity date of this facility was extended to March 31, 2024.
(12)In April 2023, the maturity date of this facility was extended to April 6, 2024.
(13)On April 3, 2023, we entered into a master repurchase agreement with a total uncommitted borrowing capacity of $200.0 million to finance the purchase of reverse mortgage loans held for sale, claim receivables from HUD and REOs at an interest rate of 1M Term SOFR plus applicable margin.
(14)In June 2023, OLIT issued different classes of Asset-Backed Notes at a discount, with a stated interest rate of 3.0% and a mandatory call date of June 2026. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 – Securitizations and Variable Interest Entities.
(15)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At June 30, 2023 and December 31, 2022, unamortized prepaid lender fees were $1.5 million and $0.5 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities, net			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	June 30, 2023	Dec. 31, 2022
$265 million Agency MSR financing facility (2)	MSRs	June 2024	$—	$27.2	$237.8	$309.8
$200 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	April 2024	38.2	—	161.8	157.9
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (4)	MSRs	Feb. 2025	—	—	47.4	56.7
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	Feb. 2028	—	—	30.9	33.4
$400 million Agency MSR financing facility - revolving loan (6)	MSRs	Dec. 2025	—	12.6	387.4	396.8
Total MSR financing facilities			$38.2	$39.7	865.3	954.6

Unamortized debt issuance costs - PLS Notes (7)					(0.6)	(0.8)
Total MSR financing facilities, net					$864.8	$953.8

Weighted average interest rate (8)					7.88%	7.31%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $18.1 million of the available borrowing capacity could be used at June 30, 2023 based on the amount of eligible collateral that could be pledged.
(2)PMC’s obligations under this facility are secured by a lien on the related MSRs. Ocwen guarantees the obligations of PMC under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In June 2023, the maturity date of this facility was extended to June 28, 2024, the committed borrowing capacity was reduced by $185.0 million to $265.0 million, and the interest rate margin was revised.
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
(7)At June 30, 2023 and December 31, 2022, unamortized prepaid lender fees related to revolving type MSR financing facilities were $5.0 million and $4.9 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate excluding the effect of the amortization of debt issuance costs and prepaid lender fees.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			June 30, 2023	December 31, 2022
PMC Senior Secured Notes (2)	7.875%	March 2026	$375.0	$375.0
OFC Senior Secured Notes (due to related parties) (3)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285.0	285.0
Principal balance			660.0	660.0
Discount
PMC Senior Secured Notes			(1.1)	(1.3)
OFC Senior Secured Notes			(43.3)	(47.3)
			(44.4)	(48.6)
Unamortized debt issuance costs
PMC Senior Secured Notes			(3.7)	(4.3)
OFC Senior Secured Notes			(6.9)	(7.5)
			(10.6)	(11.8)
			$605.0	$599.6
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
(3)Redeemable at par plus a make-whole premium prior to March 4, 2026, at par thereafter. The make-whole premium represents the present value of all scheduled interest payments due through March 4, 2026. The Notes are solely the obligation of Ocwen and are secured by a pledge of substantially all of the assets of Ocwen, including its directly held subsidiaries.
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at June 30, 2023 is a minimum of $300.0 million tangible net worth for both Ocwen and PMC, as defined in certain of our mortgage warehouse, MSR financing and advance financing facilities agreements. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at June 30, 2023 is for a minimum of $75.0 million for both Ocwen and

PMC consolidated liquidity, as defined, under certain of our MSR financing facilities and mortgage warehouse agreements. The minimum tangible net worth and liquidity requirements at PMC are also subject to the minimum requirement set forth by the Agencies. See also Note 18 – Regulatory Requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at June 30, 2023:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$213.4	$—	$—	$213.4
Restricted cash	119.1	119.1	50.8	—
Loans held for sale	1,356.5	1,320.9	1,309.0	35.6
Loans held for investment - securitized (2)	7,553.7	7,553.7	7,486.4	—
Loans held for investment - unsecuritized	121.0	86.6	79.7	34.5
MSRs (3)	1,643.8	1,654.4	1,094.7	0.3
Advances, net	602.7	552.9	459.6	49.8
Receivables, net	188.6	83.7	87.7	104.9
REO	18.0	13.6	14.5	4.4
Total (4)	$11,816.8	$11,384.8	$10,582.3	$443.0
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

June 30, 2023
Specified net servicing advances	$191.3
Specified deferred servicing fee	4.0
Specified MSR value less borrowings	644.6
Specified unrestricted cash balances	118.5
Specified advance facility reserves	14.6
Specified loan value	83.2
Specified residual value	—
Total	$1,056.2

Note 13 – Other Liabilities

	June 30, 2023	December 31, 2022
Contingent loan repurchase liability	$247.1	$289.9
Due to Rithm - Advance collections, servicing fees and other	61.6	64.4
Other accrued expenses	52.6	75.9
Checks held for escheat	50.9	48.1
Liability for indemnification obligations	41.6	43.8
Servicing-related obligations	41.6	40.1
Accrued interest payable	17.6	13.7
Lease liability	14.2	16.6
Derivatives, at fair value	13.2	15.7
Liability for uncertain tax positions	11.5	10.9
Accrued legal fees and settlements	10.2	42.2
Liability for unfunded pension obligation and India gratuity plan	9.2	9.3
Derivative related payables	9.0	6.0
Income taxes payable	6.8	6.2
MSR purchase price holdback	5.6	13.9
Mortgage insurance premium payable	5.3	5.0
Excess servicing fee spread payable	3.8	3.4
Other	4.7	3.4
	$606.6	$708.5

Note 14 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the six months ended June 30, 2023 and 2022.

	June 30, 2023			December 31, 2022
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	July 2023	$30.0	$0.1	Jan. 2023	$20.0	$0.1
Forward loans IRLCs	July - Nov. 2023	1,136.7	1.1	N/A	—	—
Reverse loans IRLCs	Aug. 2023	16.4	0.3	Jan. 2023	13.8	0.6
TBA forward MBS trades	July - Sep. 2023	1,620.0	7.4	Jan. - Mar. 2023	804.0	6.6
Forward sales of Forward loans		—	—	Jan. 2023	100.0	0.4
Total		$2,803.1	$8.9		$937.8	$7.7
Derivative Liabilities (Other liabilities)
Forward loans IRLCs	N/A	$—	$—	Jan. - Apr. 2023	$540.1	$(1.3)
Forward sales of Reverse loans	July 2023	20.0	—	Jan. 2023	20.0	(0.1)
TBA forward MBS trades	July - Sep. 2023	381.0	(1.1)	Jan. - Feb. 2023	85.0	(0.7)
Interest rate swap futures	Sep. 2023	1,570.0	(10.9)	Jan. 2023	670.0	(13.6)
Interest rate option contracts	Aug. 2023	620.0	(1.2)	N/A	—	—
Other		77.6	(0.1)	N/A	56.4	(0.1)
Total		$2,668.6	$(13.2)		$1,371.4	$(15.7)

The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Financial Statement Line
Gain (loss)	2023	2022	2023	2022
Derivative Instruments
Forward loans IRLCs	$(3.2)	$0.6	$2.4	$(11.5)	Gain on loans held for sale, net
Reverse loans IRLCs	(0.2)	(0.8)	(0.3)	(1.2)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Reverse loans IRLCs (Equity IQ loans)	—	0.3	—	0.3	Gain on loans held for sale, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	21.2	29.1	4.8	76.2	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging reverse pipeline trades)	—	(0.1)	—	(0.1)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Interest rate swap futures, TBA trades and interest rate option contracts	(65.2)	(16.9)	(51.1)	(83.7)	MSR valuation adjustments, net
Forward sales of Reverse loans	—	0.6	—	0.2	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	—	0.5	0.3	0.9	Other, net
Total	$(47.4)	$13.3	$(44.0)	$(18.7)
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
The objective of our MSR policy is to provide partial hedge coverage of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is subject to lower and upper thresholds, as modeled. Since September 2022, our hedge policy establishes a minimum 25% and 30% hedge coverage ratio required for interest rate declines less than, and more than 50 basis points, respectively. We periodically evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. During the second quarter of 2023, management raised its minimum hedge coverage ratio to 60%. With a partial hedge coverage ratio, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-

segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 17 – Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 15 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations, respectively. See above description of inter-segment derivatives.
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

Note 15 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MSR financing facilities	$17.8	$8.6	$35.3	$16.4
Mortgage loan financing facilities	19.8	6.7	33.4	13.8
OFC Senior Secured Notes (1)	10.9	10.5	21.7	20.9
Advance match funded liabilities	10.4	2.8	21.1	5.5
PMC Senior Secured Notes	7.8	8.1	15.5	16.3
Escrow	1.6	1.2	3.5	2.9
	$68.3	$37.9	$130.5	$75.7
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.4 million and $4.7 million during the three and six months ended June 30, 2023, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2022, respectively.

Note 16 – Basic and Diluted Earnings per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the six months ended June 30, 2023, we have excluded the effect of all stock options, common stock awards and warrants from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings (loss) per share
Net income (loss)	$15.5	$10.4	$(24.7)	$68.4

Weighted average shares of common stock	7,652,563	9,257,089	7,593,391	9,236,221

Basic earnings (loss) per share	$2.02	$1.12	$(3.25)	$7.41

Diluted earnings (loss) per share
Net income (loss)	$15.5	$10.4	$(24.7)	$68.4

Weighted average shares of common stock	7,652,563	9,257,089	7,593,391	9,236,221
Effect of dilutive elements
Common stock warrants	115,977	—	—	139,160
Stock option awards	—	—	—	37
Common stock awards	151,047	109,517	—	138,784
Dilutive weighted average shares of common stock	7,919,587	9,366,606	7,593,391	9,514,202

Diluted earnings (loss) per share	$1.95	$1.11	$(3.25)	$7.19

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	84,748	460,512	59,703	279,516
Market-based (2)	61,354	76,534	61,354	76,534
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.

Note 17 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate our operating and financial performance and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the six months ended June 30, 2023, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial information for our segments is as follows:

	Three Months Ended June 30, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$237.2	$0.4	$—	$—	$237.6
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(4.1)	4.8	—	—	0.7
Gain on loans held for sale, net (1)	15.1	10.2	—	—	25.3
Other revenue, net	0.3	4.0	4.2	—	8.5
Revenue	248.5	19.3	4.2	—	272.0

MSR valuation adjustments, net (1)	(50.5)	1.6	—	—	(48.9)

Operating expenses	79.6	21.1	(16.4)	—	84.3

Other income (expense):
Interest income	5.9	13.1	1.2	—	20.3
Interest expense	(43.3)	(14.1)	(10.9)	—	(68.3)
Pledged MSR liability expense	(73.1)	—	—	—	(73.0)
Earnings of equity method investee	2.9	—	—	—	2.9
Other	(3.7)	(0.2)	(0.5)	—	(4.4)
Other expense, net	(111.2)	(1.2)	(10.1)	—	(122.5)

Income (loss) before income taxes	$7.1	$(1.3)	$10.5	$—	$16.3

	Three Months Ended June 30, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$214.5	$0.6	$—	$—	215.1
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(19.0)	16.4	—	—	(2.6)
Gain (loss) on loans held for sale, net (1)	(11.5)	12.5	—	(0.1)	0.9
Other revenue, net	0.4	6.7	1.6	—	8.7
Revenue	184.4	36.3	1.6	(0.1)	222.2

MSR valuation adjustments, net (1)	19.3	2.6	—	0.1	22.1

Operating expenses	82.5	42.5	19.4	—	144.4

Other income (expense):
Interest income	3.0	6.6	0.1	—	9.7
Interest expense	(22.3)	(5.1)	(10.4)	—	(37.9)
Pledged MSR liability expense	(63.0)	—	—	—	(63.0)
Earnings of equity method investee	3.9	—	—	—	3.9
Other	(4.3)	0.3	0.7	—	(3.3)
Other expense, net	(82.6)	1.8	(9.6)	—	(90.4)

Income (loss) before income taxes	$38.6	$(1.8)	$(27.3)	$—	$9.4

	Six Months Ended June 30, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$469.0	$0.8	$—	$—	$469.7
Gain on reverse loans held for investment and HMBS-related borrowings, net	9.9	12.0	—	—	21.9
Gain on loans held for sale, net (1)	13.8	14.3	—	—	28.1
Other revenue, net	0.8	7.1	6.2	—	14.1
Revenue	493.5	34.1	6.2	—	533.9

MSR valuation adjustments, net (1)	(121.4)	3.5	—	—	(117.9)

Operating expenses (2)	159.4	39.8	(0.7)	—	198.4

Other (expense) income:
Interest income	10.1	22.1	2.2	—	34.4
Interest expense	(84.8)	(24.0)	(21.7)	—	(130.5)
Pledged MSR liability expense	(143.4)	—	0.1	—	(143.3)
Earnings of equity method investee	3.1	—	—	—	3.1
Other	(3.4)	—	0.2	—	(3.2)
Other expense, net	(218.5)	(1.9)	(19.1)	—	(239.5)

Income (loss) before income taxes	$(5.8)	$(4.0)	$(12.2)	$—	$(22.0)

	Six months ended June 30, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$426.7	$1.1	$—	$—	$427.8
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(30.9)	41.4	—	—	10.5
Gain (loss) on loans held for sale, net (1)	(14.2)	25.3	—	(13.4)	(2.3)
Other revenue, net	0.8	13.5	3.4	—	17.7
Revenue	382.4	81.3	3.4	(13.4)	453.7

MSR valuation adjustments, net (1)	40.4	3.7	—	13.4	57.5

Operating expenses	156.8	88.7	25.9	—	271.4

Other (expense) income:
Interest income	7.1	9.6	0.2	—	16.9
Interest expense	(45.4)	(9.4)	(21.0)	—	(75.7)
Pledged MSR liability expense	(122.7)	—	—	—	(122.7)
Earnings of equity method investee	15.9	—	—	—	15.9
Other	(3.6)	(1.1)	1.2	—	(3.5)
Other expense, net	(148.7)	(0.9)	(19.5)	—	(169.1)

Income (loss) before income taxes	$117.4	$(4.7)	$(41.9)	$—	$70.8
(1)Corporate Eliminations includes inter-segment derivatives eliminations of $0.1 million and $13.4 million for the three and six months ended June 30, 2022, respectively, reported as Gain on loans held for sale, net in Originations with a corresponding offset in MSR valuation adjustments, net in Servicing. No such derivatives eliminations were recognized during the three and six months ended June 30, 2023.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
June 30, 2023	$11,682.1	$1,249.9	$284.0	$13,216.0

December 31, 2022	$11,535.0	$570.5	$293.7	$12,399.2

June 30, 2022	$11,053.6	$694.1	$360.0	$12,107.7

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended June 30, 2023
Depreciation expense	$0.2	$0.1	$1.3	$1.6
Amortization of debt issuance costs and discount	0.5	—	2.7	3.3
Amortization of intangibles	1.5	—	—	1.5

Three months ended June 30, 2022
Depreciation expense	$0.3	$0.1	$2.2	$2.6
Amortization of debt issuance costs and discount	0.2	—	2.3	2.5
Amortization of intangibles	1.5	—	—	1.5

Six months ended June 30, 2023
Depreciation expense	$0.4	$0.2	$2.9	$3.4
Amortization of debt issuance costs and discount	0.7	—	5.5	6.1
Amortization of intangibles	2.9	—	—	2.9

Six months ended June 30, 2022
Depreciation expense	$0.4	$0.2	$4.5	$5.2
Amortization of debt issuance costs and discount	0.4	—	4.7	5.1
Amortization of intangibles	2.1	—	—	2.1

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
We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. We believe our licensed entities were in compliance with all of their minimum net worth requirements at June 30, 2023. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth requirements for licensing and seller/servicer obligations referenced above is based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $359.4 million at June 30, 2023. PMC’s adjusted net worth was $565.3 million at June 30, 2023. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and the required minimum liquidity was $40.0 million at June 30, 2023. PMC’s liquid assets were $190.0 million at June 30, 2023.
In 2022, the FHFA, the GSEs and Ginnie Mae announced updated minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. The majority of the updated requirements are effective on September 30, 2023, with Ginnie Mae’s risk-based capital requirements effective on December 31, 2024. We believe PMC would be in compliance with the updated requirements if the updated requirements were in effect as of June 30, 2023, except for the new risk-based capital requirement. We are currently evaluating the potential impacts of these updated requirements, the costs and benefits of achieving compliance, and possible courses of action involving external investor solutions, structural solutions or exiting Ginnie Mae forward originations and owned servicing activities. If we are unable to identify and execute a cost-effective solution that allows us to continue these businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results could be negatively impacted. As of June 30, 2023, our forward owned servicing portfolio included government-insured loans with a UPB of $14.4 billion, 7% of our total forward owned MSRs or 5% of our total UPB serviced and subserviced.
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

Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at June 30, 2023. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2023, we funded $135.9 million out of the $1.8 billion borrowing capacity as of December 31, 2022. We also had short-term commitments to lend $1.1 billion and $16.4 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2023. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at June 30, 2023.

June 30, 2023
Securitized HECM loans at less than 92% MCA	$6,998.9
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	194.1
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	175.6
Total Securitized HECM loans UPB	$7,368.7
For the six months ended June 30, 2023 and 2022, we repurchased loans in the amount of $181.3 million and $96.6 million, respectively. Activity with regard to HMBS repurchases is as follows:

	Six Months Ended June 30, 2023
	Active	Inactive	Total
Beginning balance	$70.7	$107.7	$178.4
Additions	133.7	47.6	181.3
Recoveries, net (1)	(137.9)	(26.9)	(164.8)
Transfers	(0.6)	0.6	—
Changes in value	0.1	(2.2)	(2.2)
Ending balance	$66.0	$126.9	$192.8
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
As of June 30, 2023, our servicing portfolio included a significant client relationship with Rithm which represented 16% and 27% of our total servicing portfolio UPB and loan count, respectively, and approximately 68% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with Rithm are in their second terms that end December 31, 2023, but they provide for automatic one-year renewals, unless Ocwen (by July 1, 2023) or Rithm (by October 1, 2023) provide advance notice of termination. Ocwen did not provide notice of termination on July 1, 2023. At the end of the second term, if notice for termination is given by the appropriate time, Rithm has the right to terminate the Subservicing Agreements and Servicing Addendum for convenience. If Rithm exercises its right to terminate all or some of the agreements for convenience at the end of the Second Term on December 31, 2023, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions. The impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — Other Financing Liabilities, at Fair Value. Receivables and Other liabilities recorded on our consolidated balance sheets are disclosed in Note 9 – Receivables and Note 13 – Other Liabilities, respectively.

In addition, as of June 30, 2023, our servicing portfolio also included a significant client relationship with MAV which represented 16% and 12% of our total servicing portfolio UPB and loan count, respectively. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024. See Note 10 - Investment in Equity Method Investee and Related Party Transactions and Note 8 — Other Financing Liabilities, at Fair Value.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $10.2 million at June 30, 2023. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2023.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending class actions challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, including: Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. Ca), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), Williams v. PHH Mortg. Corp., et al. (S.D. TX) and Jones v. PHH Mortg. Corp., et al. (D. N.J.). We have reached settlements in five of these class actions. In the Thacker and Torliatt cases, the parties executed settlement agreements which were granted final approval by the Court in November 2022. In the Morris class action, the parties’ settlement agreement was granted final approval by the Court on June 16, 2023. In the Williams class action, the Court has granted preliminary approval of the settlement. Finally, we have reached a tentative settlement with the class plaintiffs in the Forest class action. In February 2023, the Jones class action was filed in federal court in New Jersey and we have filed a motion to dismiss the complaint.
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and on February 24, 2023 that court reversed and remanded for further proceedings. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $10.2 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. Following further pre-trial developments, the Court scheduled the trial for November 27, 2023. At this time, Ocwen is unable to predict the outcome of this lawsuit or any additional lawsuits that may be filed, the possible loss or range of loss, if any, associated with the resolution of such lawsuits or the potential impact such lawsuits may have on us or our operations. Ocwen intends to vigorously defend against this lawsuit. If our efforts to defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
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
On March 4, 2021, the court issued an order granting in part and reserving ruling in part on Ocwen’s motion for summary judgment. In that order, the court granted Ocwen summary judgment on 9 of 10 counts in the CFPB’s amended complaint, finding that the CFPB’s allegations were barred under the principles of claim preclusion or res judicata to the extent those claims are premised on servicing activity occurring prior to February 26, 2017 and are covered by a 2014 Consent Judgment entered by the United States District Court for the District of Columbia. The CFPB subsequently filed its Second Amended Complaint to remove count 10 as well as allegations in counts 1-9 concerning servicing activity that occurred after February 26, 2017. On April 21, 2021, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB thereafter filed a notice of appeal. On April 6, 2022, the Eleventh Circuit issued its opinion relating to the appeal, largely adopting the district court’s decision precluding the CFPB from bringing claims covered by the National Mortgage Settlement, but vacating and remanding the case back to the district court to determine which, if any, claims are not covered and may still be brought by the CFPB. Neither party sought rehearing of the Eleventh Circuit’s decision. Following briefing and oral argument, on May 2, 2023, the court issued an order granting in full Ocwen’s motion for summary judgment on the remaining 9 counts. In that order, based on a claim by claim analysis, the court found that all of the CFPB’s claims were barred under the principles of res judicata because they were premised on servicing activity covered by the 2014 Consent Judgment referenced above. Also on May 2, 2023, the court entered final judgment in our favor, denied all pending motions as moot, and closed the case. The CFPB did not appeal the court’s order and therefore the case will remain closed. Our prior accrual with respect to this matter was reversed effective June 30, 2023.
State Licensing and Other Matters
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, entry into a consent order, a suspension or ultimately a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition. In addition, we receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits, and engage with us on various matters. We have in the past resolved, and may in the future resolve, matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
Loan Put-Back and Related Contingencies
We have exposure to representation, warranty and indemnification obligations relating to our lending, loan sales and securitization activities, and servicing practices. We receive origination representations and warranties from our network of approved originators in connection with loans we purchased through our correspondent lending channel. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we may incur. We do not provide or assume any origination representations and warranties in connection with our MSR purchases.
At June 30, 2023 and June 30, 2022, we had outstanding representation and warranty repurchase demands of $39.1 million UPB (142 loans) and $51.9 million UPB (270 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Six Months Ended June 30,
	2023	2022
Beginning balance (1)	$41.6	$49.4
Provision for (reversal of) representation and warranty obligations	2.1	(2.2)
New production liability	0.6	1.4
Charge-offs and other (2)	(6.2)	(5.9)
Ending balance (1)	$38.1	$42.7
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2023.
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
Note 21 – Subsequent Events
On August 1, 2023, PMC sold to MAV certain GSE MSRs with a UPB of approximately $6.8 billion in a transaction which did not qualify for sale accounting and was accounted for as a secured borrowing.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH Mortgage is one of the largest servicers in the country, focused on delivering a variety of servicing and lending programs. Liberty is one of the nation’s largest reverse mortgage lenders dedicated to education and providing loans that help customers meet their personal and financial needs. We serviced 1.4 million loans with a total UPB of $288.5 billion on behalf of more than 3,800 investors and 116 subservicing clients as of June 30, 2023. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel in the second quarter of 2023 compared with the preceding quarter, and the six months ended June 30, 2023 compared with the corresponding period of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In the second quarter of 2023, we added $7.4 billion of new volume, with $2.6 billion of new subservicing and $4.7 billion of non-bulk new servicing, as further detailed in the below table.

$ in billions	UPB				$ Change
	Three Months Ended		Six Months Ended		Q2 2023 vs Q1 2023	YTD 2023 vs YTD 2022
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	0.1	$0.1	0.2	$1.0	$—	$(0.8)
Correspondent MSR (1)	2.6	2.4	5.1	6.6	0.2	(1.5)
Flow and Agency Cash Window MSR purchases (2)	1.8	1.8	3.6	7.3	—	(3.7)
Reverse mortgage servicing (3)	0.2	0.1	0.3	1.0	—	(0.7)
Total servicing	4.7	4.5	9.2	15.9	0.3	(6.7)
Bulk purchases (2)	—	0.2	0.2	—	(0.2)	0.2
Bulk purchases - reverse (2)	0.1	—	0.1	0.2	0.1	(0.1)
Total servicing additions	4.8	4.7	9.5	16.1	0.1	(6.6)
Interim forward subservicing	1.7	1.2	2.9	8.2	0.5	(5.3)
Other new forward subservicing	0.9	11.5	12.4	9.8	(10.6)	2.6
Reverse subservicing	—	0.1	0.1	13.1	(0.1)	(13.0)
Total Subservicing additions (4)	2.6	12.8	15.4	31.2	(10.2)	(15.8)
Total servicing and subservicing UPB additions	$7.4	$17.5	24.9	$47.3	$(10.1)	$(22.4)
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
The following table summarizes the average volume of our Servicing segment during the second quarter of 2023 compared with the preceding quarter, and the six months ended June 30, 2023 compared with the corresponding period of the prior year. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the gross revenue and expenses, and their timing.

$ in billions	Average UPB				$ Change
	Three Months Ended		Six Months Ended		Q2 2023 vs Q1 2023	YTD 2023 vs YTD 2022
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
Owned MSR	$126.0	$127.0	$126.3	$120.9	$(1.0)	$5.4
Rithm (formerly NRZ) and others	50.1	48.8	49.6	53.6	1.2	(4.1)
MAV	50.3	49.3	49.5	38.6	1.0	10.9
Subservicing (including interim subservicing)	58.0	60.6	58.9	57.5	(2.5)	1.4
Reverse mortgage loans (owned)	7.7	7.6	7.7	7.3	0.1	0.4
Commercial and other servicing	1.0	0.8	0.9	0.8	0.2	—
Total serviced and subserviced UPB (average)	$293.1	$294.0	$292.9	$278.7	$(0.9)	$14.1
As of June 30, 2023 and March 31, 2023, the total serviced and subserviced UPB amounted to $288.5 billion and $298.5 billion, respectively, a net decrease of $9.9 billion or 3%.
Financial Highlights
Results of operations for the second quarter of 2023
•Net income of $15.5 million, or $2.02 per share basic and $1.95 per share diluted
•Servicing and subservicing fee revenue of $237.6 million
•Originations gain on sale of $10.2 million
•$14.6 million MSR valuation loss in Servicing attributable to rate and assumption changes, net of hedging
Financial condition at the end of the second quarter of 2023
•Stockholders’ equity of $433.8 million, or $56.50 book value per common share
•MSR investment of $2.7 billion, up $10.5 million, and a $0.9 billion decrease in the average serviced and subserviced UPB in the quarter
•Cash position of $213.4 million
•Total assets of $13.2 billion
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

Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022.

Condensed Results of Operations	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Revenue	$272.0	$261.8	4%	533.9	$453.7	18%
MSR valuation adjustments, net	(48.9)	(69.0)	(29)	(117.9)	57.5	(305)
Operating expenses	84.3	114.1	(26)	198.4	271.4	(27)
Other income (expense), net	(122.5)	(117.0)	5	(239.5)	(169.1)	42
Income (loss) before income taxes	16.3	(38.3)	(143)	(22.0)	70.8	(131)
Income tax expense (benefit)	0.9	1.9	(53)	2.7	2.3	19
Net income (loss)	$15.5	$(40.2)	(138)%	$(24.7)	$68.4	(136)%

Segment income (loss) before income taxes
Servicing	$7.1	$(13.0)	(155)%	$(5.8)	$117.4	(105)%
Originations	(1.3)	(2.7)	(50)	(4.0)	(4.7)	(14)
Corporate Items and Other	10.5	(22.6)	(147)	(12.2)	(41.9)	(71)
	$16.3	$(38.3)	(143)%	$(22.0)	$70.8	(131)%
Ocwen reported $15.5 million net income in the second quarter of 2023, an improvement of $55.6 million or 138% as compared to the $40.2 million net loss in the first quarter of 2023, mostly driven by higher interest rates, higher origination volume and resolution of the CFPB matter as follows:
•A $10.3 million increase in revenue, primarily due to a $3.5 million increase in Servicing revenue and a $4.6 million increase in Originations revenue. The increase in Servicing revenue is mostly due to an increase in float earnings, with higher interest rates, and reverse ancillary income. Gains on reverse loan buyouts opportunistically acquired at a discount, were offset by unrealized fair value losses on reverse loans held for investment and HMBS-related borrowings, net driven by higher market interest rates and widening yield spreads. The increase in Originations revenue is due to an increase in gains on forward loans, with both higher volumes and margins, offset by lower gains on reverse loans due to lower margins.
•A $20.1 million lower loss on MSR valuation adjustments, net primarily due to a $20.3 million decrease in the loss attributed to rate and assumption change, mostly driven by unfavorable assumption updates to reflect market participant perspectives and actual trade levels, and the favorable impact of an increase in market interest rates in the current quarter vs. a decline in the prior quarter.
•A $29.8 million decrease in operating expenses, primarily due to a $30.2 million reduction in Professional services due to the reversal of our accrual related to the CFPB matter resolved during the second quarter of 2023 and certain recoveries of prior years’ legal expenses from a private mortgage insurer offset by non-reimbursable legal expense.
•A $5.5 million increase in Other, net expense, largely due to an increase in early payoff protection expense in connection with our MSR sale transactions.

Total Revenue
The below table presents total revenue by segment and at the consolidated level:

Revenue	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Servicing	$248.5	$245.0	1%	$493.5	$382.4	29%
Originations	19.3	14.8	31	34.1	81.3	(58)
Corporate	4.2	2.0	107	6.2	3.4	82
Total segment revenue (1)	$272.0	$261.8	4	$533.8	$467.1	14
(1)Refer to Note 17 – Business Segment Reporting. for a reconciliation to Total revenue for the six months ended June 30, 2022.
Total segment revenue for the three months ended June 30, 2023 increased $10.2 million, or 4% as compared to the three months ended March 31, 2023, mostly due to a $3.5 million increase in Servicing revenue and a $4.6 million increase in Originations revenue.
•The increase in Servicing revenue is mostly due to a $5.4 million increase in float earnings, $15.7 million total gains on reverse loan buyouts opportunistically acquired at a discount, partially offset by $18.1 million unrealized fair value losses on reverse loans held for investment and HMBS-related borrowings, net driven by higher market interest rates and widening yield spreads.
•The increase in Originations revenue is mostly driven by a $6.1 million increase in gains on forward loans, with both higher volumes and margins, offset by $2.3 million lower gains on reverse loans due to lower margins.
As compared to the six months ended June 30, 2022, total segment revenue for the six months ended June 30, 2023 was $66.7 million or 14% higher, primarily due to a $111.1 million increase in Servicing revenue offset by a $47.2 million decrease in Originations revenue.
•The increase in Servicing revenue is mostly due to a $43.6 million increase in float earnings due to higher interest rates, $40.8 million unrealized fair value gains on the reverse loans held for investment and HMBS-related borrowings, net driven by higher interest rates and yields, $15.7 million total gains on reverse loan buyouts opportunistically acquired at a discount and an $8.8 million loss reported in the second quarter of 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program.
•The decrease in Originations revenue is primarily driven by a $29.4 million decrease in gains on reverse loans with a 67% decline in volume, and a $11.0 million decrease in gains on forward loans, driven by lower recapture volume in the context of rising interest rates at a historic pace .
MSR Valuation Adjustments, Net
Refer to the Servicing and Originations segments for a discussion and analysis of MSR valuation adjustments, net and Note 17 – Business Segment Reporting for a reconciliation to the segments.
Operating Expenses

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Compensation and benefits	$57.7	$58.0	—%	$115.7	$151.9	(24)%
Servicing and origination	17.6	15.7	13	33.3	33.3	—
Technology and communications	13.0	13.4	(3)	26.4	29.6	(11)
Professional services	(16.9)	13.3	(227)	(3.6)	20.9	(117)
Occupancy and equipment	7.7	8.8	(13)	16.5	19.7	(16)
Other expenses	5.1	4.9	5	10.1	16.1	(37)
Total operating expenses	$84.3	$114.0	(26)%	$198.4	$271.4	(27)%
Compensation and benefits expense for the three months ended June 30, 2023 remained flat, as compared to the three months ended March 31, 2023, with certain offsetting items. Salaries and benefits decreased $1.5 million due to a 3% reduction in total average headcount and severance expense decreased $2.5 million, as mostly recognized in the prior quarter. Incentive compensation increased $3.1 million, driven by an increase in expense for cash-settled share-based awards due to the increase in our common stock price during the second quarter of 2023.
As compared to the six months ended June 30, 2022, Compensation and benefits expense for the six months ended June 30, 2023 decreased $36.2 million, or 24% largely due to a $30.6 million decrease in salaries and benefits. Our total average headcount declined 18%, driven by a 58% decline in Originations average headcount as part of our efforts to right size resources to market opportunities, and a 27% reduction in our average U.S. based Servicing headcount, reflecting our goal to improve efficiencies and create an industry leading cost structure. In addition, commissions decreased by $8.9 million due to lower production volume and headcount in our Originations segment and severance expense decreased by $2.1 million, offset in part by a $7.4 million increase in incentive compensation. The increase in incentive compensation is primarily due to an increase in expense for cash-settled share-based awards due to the increase in our common stock price.
Professional services expense for the three months ended June 30, 2023 decreased $30.2 million, as compared to the three months ended March 31, 2023, primarily due to the reversal of our accrual related to the CFPB matter resolved during the three months ended June 30, 2023 and certain recoveries of prior years’ legal expenses from a private mortgage insurer offset by non-reimbursable legal expenses. See Note 20 – Contingencies for additional information regarding the closing of the CFPB matter.
As compared to the six months ended June 30, 2022, Professional services expense for the six months ended June 30, 2023 decreased $24.5 million, primarily due to a $16.3 million decline in legal expense and a $6.5 million decrease in other professional fees. The decline in legal expenses is largely due to the reversal of our accrual related to the CFPB matter resolved during the second quarter of 2023 and a reduction in expenses related to other legal matters, offset by a $17.5 million reduction in recoveries of prior year expenses ($3.5 million in the six months ended June 30, 2023 vs. $21.0 million in the six months ended June 30, 2022). The decrease in other professional fees is primarily due to our cost saving initiatives related to our reverse subservicing business and outsourced resources utilized in our Originations business.
Technology and communications expense for the three months ended June 30, 2023 was mostly flat as compared to the three months ended March 31, 2023. As compared to the six months ended June 30, 2022, Technology and communication expense for the six months ended June 30, 2023 decreased $3.2 million mainly due to lower Originations volume, reduced headcount and cost reduction initiatives.
Occupancy and equipment expense declined $1.1 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 and $3.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to our exit or downsize of certain leased office facilities in the second half of 2022, including our exit from our New Jersey leased office facility, and lower mailing costs in our Originations segment due to lower production volumes.
Other expenses for the three months ended June 30, 2023 remained mostly flat as compared to the three months ended March 31, 2023. As compared to the six months ended June 30, 2022, Other expenses for the six months ended June 30, 2023 decreased $5.9 million mainly due to a $3.1 million decrease in advertising expense in our Originations segment due to lower production volumes and a $2.0 million decline in bank charges due to higher earnings credits as a result of higher interest rates.
Other Income (Loss)

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Net interest expense	$(48.0)	$(48.2)	—	$(96.2)	$(58.9)	63
Pledged MSR liability expense	(73.0)	(70.3)	4	(143.3)	(122.7)	17
Earnings of equity method investee	2.9	0.3	n/m	3.1	15.9	(80)
Other, net	(4.4)	1.2	(474)	(3.2)	(3.5)	(9)
Total other income (expense), net	$(122.5)	$(117.0)	5	$(239.5)	$(169.1)	42
Net interest expense for three months ended June 30, 2023 remained flat as compared to the three months ended March 31, 2023, with higher interest income due to a higher loan balance largely offset by higher interest expense to finance such loan balance increase.
As compared to the six months ended June 30, 2022, Net interest expense for the six months ended June 30, 2023 increased $37.3 million, primarily due to higher cost of funds of our servicing asset-backed financing facilities driven by a more than 400 basis points increase in market interest rates, and the repayment of a lower cost servicing advance facility during the third quarter of 2022.

Refer to Servicing segment for discussion and analysis of Pledged MSR liability expense and Earnings of equity method investee.
Income Tax Benefit (Expense)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2023	2023		2023	2022
Income tax expense	$0.9	$1.9	(53)%	$2.7	$2.3	19%

Income (loss) before income taxes	$16.3	$(38.3)	(143)%	$(22.0)	$70.8	(131)%

Effective tax rate	5.4%	(4.9)%	(211)%	(12.5)%	3.3%	(482)%
Our effective tax rate for the periods indicated in the table above differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. The U.S. jurisdiction is in a cumulative loss position for the three-year period ended June 30, 2023. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, and the impact of tax planning strategies that may be implemented, if warranted. We evaluated all positive and negative evidence and determined that a full valuation allowance at June 30, 2023 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions and changes in uncertain tax positions. Also refer to Note 19 - Income Taxes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details on deferred tax assets.
The $0.9 million income tax expense recognized in the three months ended June 30, 2023 was driven primarily by projected income tax expense related to pre-tax earnings in foreign jurisdictions as well as income tax expense for the accrual of additional interest and penalties on uncertain tax positions. The $1.9 million income tax expense recognized in the three months ended March 31, 2023 was driven primarily by projected income tax expense related to pre-tax earnings in foreign jurisdictions as well as income tax expense for the accrual of additional interest and penalties on uncertain tax positions.
For the six months ended June 30, 2022, income tax expense of $2.3 million was driven primarily by income tax expense related to pre-tax earnings and income tax benefit related to the favorable resolution of an uncertain tax position. As compared with the six months ended June 30, 2022, income tax expense for the six months ended June 30, 2023 increased by $0.4 million primarily due to a reduction in projected income tax expense in foreign jurisdictions, offset by a reduction in income tax benefit related to the favorable resolution of uncertain tax positions and an increase in income tax expense related to interest and penalties. The decline in the effective tax rate is primarily due to the $92.8 million decrease in pre-tax earnings in the six months ended June 30, 2023 compared to the same period in 2022, as well as a reduction in projected income tax expense in foreign jurisdictions and a reduction in income tax benefit related to the favorable resolution of uncertain tax positions.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	June 30, 2023	December 31, 2022	$ Change	% Change
Cash	$213.4	$208.0	$5.4	3%
Restricted cash	119.1	66.2	52.9	80
MSRs, at fair value	2,675.7	2,665.2	10.5	—
Advances, net	602.7	718.9	(116.2)	(16)
Loans held for sale	1,356.5	622.7	733.8	118
Loans held for investment, at fair value	7,680.7	7,510.8	170.0	2
Receivables	188.6	180.8	7.8	4
Investment in equity method investee	34.6	42.2	(7.6)	(18)
Premises and equipment, net	16.9	20.2	(3.3)	(16)
Other assets	327.6	364.2	(36.6)	(10)
Total assets	$13,216.0	$12,399.2	$816.8	7%

Total Assets by Segment
Servicing	$11,682.1	$11,535.0	$147.1	1%
Originations	1,249.9	570.5	679.4	119
Corporate Items and Other	284.0	293.7	(9.7)	(3)
	$13,216.0	$12,399.2	$816.8	7%

HMBS-related borrowings, at fair value	$7,486.4	$7,326.8	$159.6	2%
Other financing liabilities, at fair value	1,274.0	1,137.4	136.6	12
Advance match funded liabilities	430.4	513.7	(83.2)	(16)
Mortgage loan financing facilities, net	1,515.0	702.7	812.3	116
MSR financing facilities, net	864.8	953.8	(89.1)	(9)
Senior notes, net	605.0	599.6	5.5	1
Other liabilities	606.6	708.5	(101.9)	(14)
Total liabilities	12,782.2	11,942.5	839.7	7%

Total stockholders’ equity	433.8	456.7	(22.9)	(5)

Total liabilities and equity	$13,216.0	$12,399.2	$816.8	7%

Total Liabilities by Segment
Servicing	$11,238.0	$11,049.0	$189.1	2%
Originations	1,230.9	544.2	686.6	126
Corporate Items and Other	313.3	349.3	(36.0)	(10)
	$12,782.2	$11,942.5	$839.7	7%

Book value per share	$56.50	$60.68	$(4.18)	(7)%
Total assets increased $816.8 million, or 7%, between December 31, 2022 and June 30, 2023 due to a $733.8 million increase in our loans held for sale portfolio mostly driven by forward loan production volumes higher than sales, and a $170.0 million fair value increase in reverse Loans held for investment, mostly driven by capitalization of interest. These increases were offset in part by a $116.2 million decline in servicing advances that was mainly due to seasonal reduction of escrow balances. Our MSR portfolio remained largely stable (increased by $10.5 million or 0.4%) with newly originated and acquired MSRs more than offsetting portfolio runoff.
Total liabilities increased by $839.7 million, or 7%, as compared to December 31, 2022, with similar effects as described above. Our borrowings under mortgage loan financing facilities increased $812.3 million due to the higher loans held for sale balance at June 30, 2023, including the issuance of the OLIT Notes in connection with the securitization of reverse mortgage loan buyouts. Our HMBS-related borrowings increased by $159.6 million mostly due to fair value changes attributable to interest. The $136.6 million increase in Other financing liabilities is primarily due to the issuance of ESS financing liabilities and Pledged MSR liabilities in connection with MSR transfers that did not qualify for sale accounting. This increase in Other financial liabilities allowed for the repayment of MSR financing facilities, driving an $89.0 million decrease. This shift in financing instruments is the result of our strategy to use capital partners and further de-risk our MSR exposure. Advance match funded liabilities decreased $83.2 million consistent with the decline in servicing advances discussed above.
Total equity decreased $22.9 million during the six months ended June 30, 2023 mostly due to the $24.7 million net loss for the period.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Ocwen’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 of this Form 10-Q and Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2022, for discussion of certain of those risks and uncertainties and other factors that could cause Ocwen’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and Ocwen does not undertake to update any forward-looking statements. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to modestly grow our servicing portfolio through our multi-channel Originations platform and through MAV and other capital partners, with an emphasis on subservicing. We have added $117.6 billion subservicing UPB since June 30, 2021.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive. The industry outlook for loan origination for the remainder of 2023 and early 2024 remains largely depressed, with historical low origination volumes and elevated mortgage interest rates . We expect recapture volumes in our Consumer Direct channel to remain at depressed levels absent any significant interest rate decrease and expect competitive pressure on margins across all channels. We expect to continue to prudently manage our Correspondent volume at margins that are accretive to the business.
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
As of June 30, 2023, we serviced 1.4 million mortgage loans with an aggregate UPB serviced and subserviced of $288.5 billion. The average UPB during the second quarter of 2023 was flat compared to the first quarter of 2023. Compared to the six months ended June 30, 2022, the average UPB during the six months ended June 30, 2023 increased by 5% or $14.1 billion. We manage the size of our servicing portfolio with our Originations business and by selectively purchasing MSRs based on capital allocation and financial return targets.
The financial performance of our servicing segment is impacted by the changes in fair value of the MSR portfolio due to changes in market interest rates, among other factors. Our MSR portfolio is carried at fair value, with changes in fair value recorded in earnings, within MSR valuation adjustments, net. The fair value of our MSRs is typically correlated to changes in market interest rates; as interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds, and the reverse is true. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 18 years, exhibiting little response to movements in market interest rates. Our hedging strategy is designed to partially reduce the volatility of the MSR portfolio to interest rates.
Concentration
Rithm (formerly NRZ) and MAV are our largest subservicing clients.
Rithm accounted for 16% and 27% of the total serviced UPB and loan count, respectively, in our servicing portfolio as of June 30, 2023, and 68% of all delinquent loans. Rithm servicing fees retained by Ocwen represented approximately 9% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to Rithm during the second quarter of 2023.Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service on its behalf. The servicing agreement expires on December 31, 2023 with subsequent automatic one-year renewals unless notice of termination is provided.
MAV represented 16% and 12% of our total servicing portfolio UPB and loan count, respectively, as of June 30, 2023. MAV servicing fees retained by Ocwen represented approximately 2% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to MAV, during the second quarter of 2023. PMC has exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PMC. Refer to Note 10 - Investment in Equity Method Investee and Related Party Transactions.
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
Reverse Mortgages
Our business activities include both the subservicing of reverse mortgage loans on behalf of investors and the servicing of our owned portfolio.
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
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $1.8 billion at June 30, 2023. These draws or tails are funded by the servicer and are subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
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
The Gain on reverse loans held for investment and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings, for which we elected the fair value accounting option. The net fair value changes of the reverse mortgage loans and related borrowings reported within the Servicing segment include the following:
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
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net strictly reflects the financial performance of owned loans/servicing. The financial performance associated with the subservicing of reverse mortgage loans on behalf of investors is primarily reflected within Servicing and subservicing fees, net. We collect higher subservicing fees for inactive loans relative to the base subservicing fee for performing loans or active repurchased loans, commensurate with the level of servicing efforts, as described above.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Revenue
Servicing and subservicing fees	$237.2	$231.8	2%	469.0	$426.7	10%
Gain (loss) on loans held for sale, net	15.1	(1.3)	n/m	13.8	(14.2)	(197)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(4.1)	14.0	(129)	9.9	(30.9)	(132)
Other revenue, net	0.3	0.5	(43)	0.8	0.8	3
Total revenue	248.5	245.0	1	493.5	382.4	29

MSR valuation adjustments, net	(50.5)	(70.9)	(29)	(121.4)	40.4	(400)

Operating expenses
Compensation and benefits	26.7	29.4	(9)	56.0	64.0	(12)
Servicing expense	15.3	14.9	3	30.1	26.4	14
Occupancy and equipment	7.1	7.7	(7)	14.8	15.6	(5)
Professional services	11.1	7.8	42	18.9	10.3	84
Technology and communications	6.1	6.3	(3)	12.5	13.1	(5)
Corporate overhead allocations	11.1	11.5	(3)	22.6	22.8	(1)
Other expenses	2.2	2.2	(3)	4.4	4.6	(3)
Total operating expenses	79.6	79.8	—	159.4	156.8	2

Other income (expense)
Interest income	5.9	4.1	43	10.1	7.1	43
Interest expense	(43.3)	(41.6)	4	(84.8)	(45.4)	87
Pledged MSR liability expense	(73.1)	(70.3)	4	(143.4)	(122.7)	17
Earnings of equity method investee	2.9	0.3	n/m	3.1	15.9	(80)
Other, net	(3.7)	0.2	n/m	(3.4)	(3.6)	(5)
Total other income (expense), net	(111.2)	(107.3)	4	(218.5)	(148.7)	47

Income (loss) before income taxes	$7.1	$(13.0)	(155)%	$(5.8)	$117.4	(105)%
n/m: not meaningful

Selected Operating Statistics	June 30,	March 31,	% Change	June 30,	% Change
	2023	2023		2022
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$276.2	$285.3	(3)%	$273.4	1%
Non-performing loans	11.8	12.7	(7)	14.2	(17)
Non-performing real estate	0.5	0.5	(4)	0.7	(24)
Total	$288.5	$298.5	(3)%	$288.3	—%

Conventional loans (2)	$187.4	$192.3	(3)%	$185.5	1%
Government-insured loans	33.7	36.9	(9)	29.3	15
Non-Agency loans	67.4	69.3	(3)	73.5	(8)
Total	$288.5	$298.5	(3)%	$288.3	—%

Servicing portfolio (3)	$130.1	$136.1	(4)%	$124.4	5%
Subservicing portfolio
Subservicing - forward	37.2	40.3	(8)	42.2	(12)
Subservicing - reverse	19.4	21.7	(10)	25.0	(22)
Total subservicing	56.6	62.0	(9)	67.2	(16)
MAV (4) (5)	46.6	51.8	(10)	45.1	3
Rithm (formerly NRZ) and others (5) (6)	55.2	48.6	14	51.7	7
Total	$288.5	$298.5	(3)%	$288.3	—%

Number (in 000’s):
Performing loans (1)	1,307.7	1,347.3	(3)%	1,335.2	(2)%
Non-performing loans
Non-performing loans - Rithm	20.9	23.0	(9)	29.0	(28)
Non-performing loans - Other	27.7	30.4	(9)	35.0	(21)
	48.5	53.4	(9)	63.9	(24)
Non-performing real estate	2.9	3.0	(5)	4.3	(34)
Total	1,359.1	1,403.7	(3)%	1,403.4	(3)%

Conventional loans (2)	736.3	756.8	(3)%	745.6	(1)%
Government-insured loans	167.6	180.6	(7)	167.5	—
Non-Agency loans	455.1	466.3	(2)	490.3	(7)
Total	1,359.1	1,403.7	(3)%	1,403.4	(3)%

Servicing portfolio (3)	583.1	610.2	(4)%	581.9	—%
Subservicing portfolio
Subservicing - forward	134.5	145.1	(7)	148.5	(9)
Subservicing - reverse	74.7	85.5	(13)	104.2	(28)
Total subservicing	209.2	230.6	(9)	252.7	(17)
MAV (5)	164.5	185.2	(11)	169.6	(3)
Rithm and others (5)	402.4	377.7	7	399.2	1
Total	1,359.1	1,403.7	(3)%	1,403.4	(3)%

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Prepayment speed (CPR) (7):
% Voluntary CPR	4.8%	3.5%	36%	4.1%	10.1%	(59)%
% Involuntary CPR	0.3	0.3	3	0.3	0.4	(20)
% Total CPR	8.3	7.2	15	7.7	13.7	(44)

Number of completed modifications (in 000’s)	3.5	3.4	1%	6.9	8.8	(22)%
Revenue recognized in connection with loan modifications	$3.4	$3.5	(5)%	$6.9	$12.1	(43)%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 65,796 and 66,919 prime loans with a UPB of $13.3 billion and $13.4 billion at June 30, 2023 and March 31, 2023, respectively, that we service or subservice. This compares to 68,985 prime loans with a UPB of $13.4 billion at June 30, 2022. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes 35,972 reverse mortgage loans with a UPB of $7.8 billion that are recognized in our consolidated balance sheet at June 30, 2023.
(4)Includes $23.7 billion UPB subserviced and $22.9 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at June 30, 2023.
(5)Loans serviced or subserviced pursuant to our agreements with Rithm or MAV.
(6)Includes $1.8 billion UPB of subserviced loans at June 30, 2023.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2023	2022	2023	2022
Portfolio at January 1	$289.7	$268.0	1,378.9	1,353.2
Additions (1) (2)	17.5	31.5	59.5	78.1
MSR sales (2)	—	(11.1)	(0.1)	(0.1)
Servicing transfers (1)	(2.2)	(2.3)	(7.7)	(9.0)
Runoff	(6.5)	(10.8)	(26.9)	(47.1)
Portfolio at March 31	298.5	275.3	1,403.7	1,375.1
Additions (1) (3)	7.4	26.8	23.1	89.0
MSR sales	—	—	(0.1)	(0.1)
Servicing transfers (1)	(9.3)	(4.0)	(34.7)	(16.1)
Runoff	(8.0)	(9.8)	(32.9)	(44.5)
Portfolio at June 30	$288.5	$288.3	1,359.1	1,403.4
(1)Includes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Includes MSRs sold to an unrelated third party in the first quarter of 2022 consisting of 38,850 loans with a UPB of $11.1 billion, with the remaining active loans transferred out of the PMC servicing system in the third quarter of 2022, and for which PMC performed interim subservicing.
(3)Additions include purchased MSRs on portfolios consisting of 190 loans with a UPB of $73.2 million that have not yet transferred to the PMC servicing system as of June 30, 2023. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.

The following table provides a breakdown of our servicer advances:

	June 30, 2023				December 31, 2022
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$4.3	$42.0	$6.5	$52.8	$3.2	$97.7	$7.5	$108.3
Government-insured	2.6	26.1	19.4	48.1	3.0	35.9	17.7	56.6
Non-Agency	195.5	203.2	103.0	501.8	209.1	233.9	111.0	554.0
Total, net	$202.3	$271.4	$129.0	$602.7	$215.3	$367.5	$136.2	$718.9

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	June 30,	March 31,	% Change	June 30,	% Change
	2023	2023		2022
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$7,368.7	$7,290.7	1%	$6,990.9	5%
Active Buyouts (2)	89.4	83.7	7	46.7	92
Inactive Buyouts (2)	194.9	136.7	43	108.9	79
Total	$7,653.0	$7,511.2	2%	$7,146.4	7%

Inactive buyouts % to total	2.55%	1.82%	40%	1.52%	67%

Future draw commitments (UPB) in millions:	1,757.2	1,769.6	(1)%	1,745.0	1%

Fair value in millions:
Loans held for investment (1)	$7,553.7	$7,545.2	—%	$7,220.8	5%
HMBS related borrowings	7,486.4	7,470.6	—	7,155.3	5
Net asset value (3)	$67.4	$74.6	(10)%	$65.5	3%
Net asset value to UPB	0.91%	1.02%		0.94%
(1)Securitized loans only; excludes unsecuritized loans reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.
(3)Internally referred to as HECM or reverse MSR.

Servicing and Subservicing Fees

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Loan servicing and subservicing fees:
Servicing (owned MSR)	$89.4	$90.0	(1)%	$179.3	$169.4	6%
Subservicing	18.4	19.7	(7)	38.0	35.0	9
MAV	17.4	18.2	(4)	35.7	35.5	1
Rithm and others	59.2	59.6	(1)	118.8	131.9	(10)
Servicing and subservicing fees	184.4	187.5	(2)	371.8	371.8	—
Ancillary income	52.8	44.3	19	97.1	54.9	77
	$237.2	$231.8	2%	$469.0	$426.7	10%

Total servicing and subservicing fees for the three months ended June 30, 2023 increased $5.4 million or 2% as compared to the three months ended March 31, 2023, and $42.3 million or 10% as compared to the six months ended June 30, 2022, primarily driven by higher float earnings (ancillary income) with higher interest rates and reverse ancillary income, as further discussed below.
The following table presents the respective drivers of residential loan servicing (owned MSR) and subservicing fees.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2023	2023		2023	2022
Servicing and Subservicing Fees
Servicing fees (owned MSRs)	$89.4	$90.0	(1)%	$179.3	$169.4	6%
Average servicing fee (% of UPB) (1)	$0.28	$0.28	—%	0.28	$0.28	1%

Subservicing fee (excluding MAV, Rithm and others)	$18.4	$19.7	(7)%	$38.0	$35.0	9%
Average monthly fee per loan (in dollars) (2)	$28	$29	(2)%	$29	$29	—%

Residential assets serviced
Average UPB ($ in billions):
Servicing portfolio - Owned (2)	$134.7	$135.4	—%	$134.9	$129.0	5%
Subservicing portfolio
Subservicing - forward	37.4	38.0	(1)	37.4	37.3	—
Subservicing - reverse	20.6	22.6	(9)	21.6	20.2	7
Total subservicing	58.0	60.6	(4)	58.9	57.5	2
MAV	50.3	49.3	2	49.5	38.6	28
Rithm and others	50.1	48.8	3	49.6	53.6	(8)
Total	$293.1	$294.0	—%	$292.9	$278.7	5%
Average number (in 000’s):
Servicing portfolio (2)	603.3	608.1	(1)%	605.0	605.8	—%
Subservicing portfolio
Subservicing - forward	135.7	137.3	(1)	135.3	132.9	2
Subservicing - reverse	80.3	90.0	(11)	85.1	82.8	3
Total subservicing	216.1	227.3	(5)	220.4	215.7	2
MAV	179.5	175.4	2	176.3	149.3	18
Rithm and others	382.6	380.2	1	382.0	414.0	(8)
	1,381.5	1,391.0	(1)%	1,383.8	1,384.8	—%
(1)Excludes owned reverse mortgage loans.
(2)Includes reverse mortgage loans.
Comparing the three months ended June 30, 2023 to the three months ended March 31, 2023, servicing and subservicing fees (excluding ancillary income) decreased $3.1 million, or 2%. This 2% decrease is driven by a $1.3 million, or 7% decrease in subservicing fee income due to a 5% decrease in the average number of loans in our subservicing portfolio.
As compared to the six months ended June 30, 2022, our servicing and subservicing fees (excluding ancillary income) for the six months ended June 30, 2023 were flat, with the decline in Rithm fees due to the portfolio runoff offset by the growth in the other portfolios. Our servicing fees on our owned MSR portfolio increased by $9.9 million and our subservicing fees grew by $3.0 million driven by reverse mortgage loans under the subservicing agreement with MAM (RMS) boarded in the first half of 2022. These increases were offset by a $13.2 million reduction in fees collected on behalf of Rithm due to portfolio runoff.

The following table presents both servicing fees collected and subservicing fees retained by Ocwen under the Rithm (formerly NRZ) agreements and agreements with other clients. See Note 8 — Other Financing Liabilities, at Fair Value for additional information.

Rithm Servicing and Subservicing Fees	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
Servicing fees collected on behalf of Rithm	$59.0	$59.6	$118.6	$131.9
Servicing fees remitted to Rithm (1)	(42.1)	(42.3)	(84.4)	(93.7)
Retained subservicing fees on Rithm agreements (2)	$16.9	$17.3	$34.2	$38.1

Average Rithm UPB ($ in billions)	$47.5	$48.8	$48.1	$53.6
Average annualized retained subservicing fees as a % of Rithm UPB	0.14%	0.14%	0.14%	0.14%
(1)Reported within Pledged MSR liability expense. The Rithm servicing fee includes the total servicing fees collected on behalf of Rithm relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to Rithm reported as Pledged MSR liability expense.
(2)Excludes ancillary income.
For the three months ended June 30, 2023, the net retained fee on our Rithm portfolio declined $0.4 million as compared to the three months ended March 31, 2023. As compared to the six months ended June 30, 2022, the net retained fee on our Rithm portfolio in the six months ended June 30, 2023 decreased $3.9 million. The decline in the Rithm fee collection and remittance in the six months ended June 30, 2023 is primarily driven by the decline in the average UPB of 8% as compared to the six months ended June 30, 2022, due to portfolio runoff and prepayments.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Custodial accounts (float earnings)	$26.2	$20.2	30%	46.4	$2.8	n/m
Late charges	9.5	9.6	(1)	$19.0	21.8	(13)%
Reverse subservicing ancillary fees	9.8	8.1	21	18.0	9.4	91
Loan collection fees	2.3	2.6	(9)	4.9	5.8	(16)
Recording fees	1.3	1.2	13	2.5	5.9	(57)
Boarding and deboarding fees	0.6	0.6	5	1.2	2.7	(57)
GSE forbearance fees	0.3	0.2	39	0.5	0.4	41
Other	2.8	1.9	47	4.7	6.2	(25)
Ancillary income	$52.8	$44.3	19%	$97.1	$54.9	77%

Ancillary income for the three months ended June 30, 2023 increased by $8.5 million as compared to the three months ended March 31, 2023 primarily because of a $6.0 million increase in float earnings driven by higher average float balances and higher interest rates, and a $1.7 million increase in reverse subservicing ancillary fees relating to increased claim activity.
As compared to the six months ended June 30, 2022, ancillary income for the six months ended June 30, 2023 increased by $42.2 million largely due to a $43.6 million increase in float earnings due to higher interest rates and an $8.6 million increase in reverse subservicing fees recognized on reverse mortgage loans boarded under the subservicing agreement with MAM (RMS) during the first half of 2022, including fees associated with increased claim activity. Recording fees were $3.4 million lower due to the reduction in payoff volume.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $15.1 million gain on loans held for sale, net for the three months ended June 30, 2023, as compared to a $1.3 million loss for the three months ended March 31, 2023. The gain reported in the three months ended June 30, 2023 is mostly attributable to the revaluation of reverse mortgage buyouts opportunistically acquired at a discount and securitized in the quarter. The loss reported in the three months ended March 31, 2023 were related to the repurchased loans in connection with Ginnie Mae loan modifications and buyout activities due to the unfavorable impact of higher interest rates on redelivery gains.

For the six months ended June 30, 2023, we recognized a gain on loans held for sale, net of $13.8 million, a $28.0 million improvement as compared to the $14.2 million loss on loans held for sale, net for the six months ended June 30, 2022. The improvement is mostly driven by the revaluation gain of reverse mortgage buyouts discussed above in the second quarter of 2023 and the $8.8 million loss reported in the second quarter of 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program.
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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2023	2023		2023	2022
Net interest income (servicing fee)	$5.8	$5.9	—%	$11.7	$10.7	9%
Realized gain on tail securitization	2.5	3.6	(32)	6.1	3.8	59
Other fair value gains (losses) (1)	(12.4)	4.5	(374)	(7.9)	(45.5)	(83)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$(4.1)	$14.0	(129)%	$9.9	$(30.9)	(132)
(1)Includes realization of cash flows and fair value gains and losses due to inputs and assumptions.
Gain on reverse loans held for investment and HMBS-related borrowings, net decreased $18.1 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 mostly due to unrealized fair value losses on the HECM loan portfolio, net of HMBS attributable to higher market rates and a widening yield spread.
Gain on reverse loans held for investment and HMBS-related borrowings, net for the six months ended June 30, 2023 was $9.9 million, a $40.8 million favorable change compared to the $30.9 million loss in the six months ended June 30, 2022. We reported $45.5 million unrealized fair value losses in the first half of 2022 driven by increasing interest rates and widening yield spread directly impacting projected asset life and the tail value of the HECM reverse mortgage loans. Tails represent the future draws of borrowers, scheduled and unscheduled, as well as capitalized interest and are included in the fair value of the underlying loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly. Tails are securitized on a monthly basis and a widening yield spread results in lower cash gain on securitization while a narrowing yield spread results in higher gains.

MSR Valuation Adjustments, Net
The following table summarizes the components of MSR valuation adjustments, net reported in our Servicing segment:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Realization of expected cash flows (runoff) of MSRs, MSR pledged liability and ESS financing liability	$(35.9)	$(35.7)	1%	$(71.5)	$(83.4)	(14)%
Fair value gains (losses) of MSRs, MSR pledged liability and ESS financing liability due to rates and assumptions	50.6	(49.3)	(203)	1.3	220.9	(99)
MSR hedging derivative fair value gain (loss)	(65.2)	14.1	(562)	(51.1)	(97.1)	(47)
Sub-total Fair value gains (losses) of MSRs, MSR pledged liability and ESS financing liability due to rates and assumptions, net of hedging (1)	(14.6)	(35.2)	(58)	(49.9)	123.8	(140)
MSR valuation adjustments, net	$(50.5)	$(70.9)	(29)%	$(121.4)	$40.4	(400)%
n/m: not meaningful
(1)Excludes fair value changes of reverse mortgage loans held-for-investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Also refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail.
MSR valuation adjustments, net includes the loss on the MSR portfolio associated with the realization of its expected cash flows, or runoff, due to the passage of time, and any fair value gains or losses due to inputs, market interest rates or assumptions, net of hedging gains and losses. Included in MSR valuation adjustments, net are fair value gains and losses of the MSR pledged liability associated with the MSR transfers that do not meet sale accounting treatment and the ESS financing liabilities for which we elected the fair value option and that is collateralized by MSRs. We engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, generally the bulk market, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While interest rates are a key value driver, MSR fair value may change for other market-driven factors, including but not limited to the supply and demand of the market or the required yield or perceived value by investors of such MSRs.
The $50.5 million loss in MSR valuation adjustments, net for the three months ended June 30, 2023 is comprised of $35.9 million runoff and a $14.6 million fair value loss attributed to rates and assumptions, net of hedging. The runoff in the three months ended June 30, 2023 was flat compared to the three months ended March 31, 2023 (increased by $0.2 million) consistent with the average serviced UPB in the respective periods. The $14.6 million fair value loss due to rates and assumptions, net of hedging is primarily due to unfavorable assumption updates to reflect market participant perspectives and actual trade levels, and an increase in market interest rates (e.g., the 10-year swap rate increased by 35 basis points in the three months ended June 30, 2023) that resulted in owned MSR fair value gains largely offset by hedging loss . The interest rate exposure is hedged under our MSR hedging strategy, with an average 92% hedge coverage ratio during the second quarter of 2023.
MSR valuation adjustments, net for the three months ended June 30, 2023 increased $20.4 million (lower loss) as compared to the three months ended March 31, 2023 primarily due to a $20.6 million decrease in the loss attributed to rate and assumption change, net of hedging gains and losses, as the portfolio runoff remained flat. The reduction in the loss is mostly driven by the change in hedge coverage ratio and an increase in market interest rates in the current quarter vs. a decline in the prior quarter. The 10-year swap rate increased by 35 basis points in the three months ended June 30, 2023 as compared to a decrease of 30 basis points in the three months ended March 31, 2023. The average hedge coverage ratio increased from 37% to 92% during the second quarter of 2023.

As compared to the six months ended June 30, 2022, MSR valuation adjustments, net declined $161.8 million (higher loss) mainly due to the loss reported in the six months ended June 30, 2023 and the gain reported in the six months ended June 30, 2022 attributed to rate and assumption change, net of hedging. The change from a gain to a loss is primarily due to changes in market interest rates (e.g., the 10-year swap rate increased by 5 basis points in the six months ended June 30, 2023 and by 148 basis points in the six months ended June 30, 2022) and assumption updates discussed above. The decrease in runoff is in part due to the ESS financing liabilities issued beginning in the third quarter of 2022. Our MSR hedging policy is designed to partially reduce the volatility of the MSR portfolio fair value due to market interest rates. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.

Compensation and Benefits

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Compensation and benefits	$26.7	$29.4	(9)%	$56.0	$64.0	(12)%

Average Employment - Servicing
Forward	2,384	2,472	(4)%	2,429	2,818	(14)
Reverse	1,040	1,048	(1)	1,042	788	32
Total	3,424	3,520	(3)%	3,471	3,606	(4)%

India and other	2,687	2,730	(2)%	2,707	2,554	6%
U.S.	737	790	(7)	764	1,052	(27)
Total	3,424	3,520	(3)%	3,471	3,606	(4)%
Compensation and benefits expense for the three months ended June 30, 2023 decreased $2.7 million or 9% as compared to the three months ended March 31, 2023 primarily due to a $1.9 million severance expense recorded in the first quarter of 2023 and a decrease in salaries and benefits expense due to the decline in overall average headcount and further offshoring of our servicing operations.
As compared to the six months ended June 30, 2022, Compensation and benefits expense for the six months ended June 30, 2023 decreased $7.9 million or 12%, largely driven by a $9.4 million decrease in salary and benefits expense, offset in part by a $1.9 million increase in severance expense. The decrease in salaries and benefit expense is driven by a 27% reduction in our average U.S. Servicing headcount, reflecting our goal to improve efficiencies and create an industry leading cost structure, also driven by the further integration of reverse servicing. The offshore-to-total average headcount ratio for Servicing increased from 71% for the six months ended June 30, 2022 to 78% for the six months ended June 30, 2023.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.

Servicing expense was flat in the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, in line with a flat average UPB.
As compared to the six months ended June 30, 2022, Servicing expense for the six months ended June 30, 2023 increased $3.7 million. The increase is primarily due to a $5.7 million release of provision for indemnification recorded in the six months ended June 30, 2022 as a result of favorable settlements. Among others, the increase was offset in part by a reduction in satisfaction and interest on payoff expense attributable to lower payoff volume.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefits and Servicing expense) for the three months ended June 30, 2023 increased by $2.2 million as compared to the three months ended March 31, 2023, primarily driven by non-reimbursable legal expenses.
As compared to the six months ended June 30, 2022, other operating expenses for the six months ended June 30, 2023 increased by $6.8 million, with an $8.7 million increase in Professional services partially offset by a $1.1 million reduction in Occupancy and equipment expense and Corporate overhead allocations driven by lower headcount. While litigation cost declined by $5.2 million, the increase in Professional services is due to a $14.1 million recovery of legal expenses in the six months ended June 30, 2022 following a favorable settlement.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Interest Expense
Advance match funded liabilities	$10.4	$10.7	(3)%	$21.1	$5.5	284
Mortgage loan financing facilities	5.8	3.8	52	9.6	4.9	98
MSR financing facilities	17.8	17.5	1	35.3	16.4	116
Corporate debt interest expense allocation	7.6	7.7	—	15.3	15.7	(3)
Escrow	1.6	1.9	(12)	3.5	2.9	20
Total interest expense	$43.3	$41.6	4%	$84.8	$45.4	87%

Average balances
Advance match funded liabilities	430.6	460.6	(7)	445.5	478.0	(7)
Mortgage loan financing facilities	298.7	221.3	35	260.2	287.0	(9)
MSR financing facilities	884.0	932.2	(5)	908.0	913.6	(1)

Effective average interest rate
Advance match funded liabilities	9.68%	9.30%	4%	9.49%	2.30%	312%
Mortgage loan financing facilities	7.75	6.90	12	7.39	3.39	118
MSR financing facilities	8.04	7.52	7	7.78	3.58	117
Average 1M Term SOFR	5.04%	4.61%	9%	4.61%	0.54%	754%
Interest expense for the three months ended June 30, 2023 increased by $1.7 million or 4% as compared to the three months ended March 31, 2023, mostly due to a $2.0 million increase on mortgage loan financing facilities. The increase in interest expense on mortgage loan financing facilities is driven by our opportunistic acquisition of reverse mortgage buyouts.
As compared to the six months ended June 30, 2022, interest expense for the six months ended June 30, 2023 increased $39.5 million, or 87%, mostly driven by a more than 400 basis points increase in market interest rates. The increase in market interest rates resulted in the $18.9 million increase in interest expense on MSR financing facilities as average borrowings was mostly flat and a $4.7 million increase in interest expense on mortgage loan financing facilities, partially offset by a decrease in average borrowings. Interest expense on advance match funded facilities increased $15.6 million despite the lower average borrowings as a result of market rate increase and our repayment of lower cost OMART term notes during the third quarter of 2022.
Interest income for the three months ended June 30, 2023 increased $1.8 million as compared to the three months ended March 31, 2023, primarily due to a higher balance of loans held for sale driven by our opportunistic acquisition of reverse mortgage buyouts. As compared to the six months ended June 30, 2022, interest income for the six months ended June 30, 2023 increased by $3.0 million mostly due to $4.2 million from reverse buyouts driven by higher rates and larger buyout portfolio and $1.4 million on reverse mortgage buyouts opportunistically acquired in the second quarter of 2023, partially offset by a $3.0 million decrease driven by the decline in forward Ginnie Mae modification repurchase volume.
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

The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Servicing fees collected on behalf of third party	$74.7	$76.0	(2)%	$150.7	$165.1	(9)%
Less: Subservicing fee retained	(19.1)	(19.5)	(2)	(38.6)	(42.5)	(9)
Ancillary fee/income and other settlement (including expense reimbursement)	3.5	3.3	6	6.7	0.1	n/m
Net servicing fee remittance (1)	59.1	59.8	(1)	118.8	122.7	(3)
ESS servicing spread remittance	13.9	10.5	33	24.5	—	n/m
Pledged MSR liability expense	$73.0	$70.3	4%	$143.3	$122.7	17%
(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
Pledged MSR liability expense for the three months ended June 30, 2023 increased $2.8 million, as compared to the three months ended March 31, 2023, largely due to a $3.4 million increase in ESS remittances due to the issuance of new liabilities.
As compared to the six months ended June 30, 2022, Pledged MSR liability expense for the six months ended June 30, 2023 increased $20.6 million, mostly due to $24.5 million servicing spread remittance on the ESS financing liabilities issued beginning in the third quarter of 2022.
Earnings of equity method investee represents our 15% share of MAV Canopy. Earnings for the three months ended June 30, 2023 increased $2.6 million as compared to the three months ended March 31, 2023 primarily due to the fair value gains recorded by MAV Canopy on its MSR portfolio due to rising interest rates. The $12.8 million decrease in earnings for the six months ended June 30, 2023 is predominantly driven by the fair value gains recorded by MAV Canopy during the six months ended June 30, 2022 on its MSR portfolio due to interest rates rising more in 2022 than 2023 (e.g., the 10-year swap rate increased by 5 basis points in the six months ended June 30, 2023 and by 148 basis points in the six months ended June 30, 2022).
Other, net expense for the three months ended June 30, 2023 increased $3.9 million, as compared to the three months ended March 31, 2023, largely due to a $4.2 million increase in early payoff protection expense in connection with our MSR sale transactions.

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
Within retail, our Consumer Direct channel for forward mortgage loans focuses on targeting existing servicing customers by offering them competitive mortgage refinance opportunities, where permitted by the governing servicing and pooling agreement. In doing so, we generate revenues for our forward lending business and protect the servicing portfolio by retaining these customers. A portion of our servicing portfolio is susceptible to refinance activity during periods of declining interest rates. Origination recapture volume and related gains are a natural economic hedge, to a certain degree, to the impact of declining MSR values as interest rates decline. In addition to rate and term refinance activities, our Consumer Direct channel targets purchase mortgage loans, cash-out, debt consolidation, mortgage insurance premium reduction, and new customer acquisition.
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. As of June 30, 2023, we have relationships with 666 approved correspondent sellers, or 66 new sellers since December 31, 2022.

We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default.
After origination, we sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis. Origination revenue mostly includes gain on sale, which represents the difference between the origination or purchase value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans are classified as Loans held for investment, at fair value, originations revenue mostly include the fair value changes of the loan from lock date to securitization date that are reported in Gain on reverse loans held for investment and HMBS-related borrowings, net and fee income that is reported in Other revenue, net.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide or assume any origination representations and warranties in connection with our MSR purchases. As of June 30, 2023, we have relationships with 254 approved sellers through the Agency Cash Window co-issue programs, or 16 new sellers since December 31, 2022.
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
For the second quarter of 2023, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $2.7 billion and $183.2 million, respectively. In addition, we purchased $1.8 billion UPB MSR through the Agency Cash Window and flow purchase programs during the second quarter of 2023.
Significant Variables
The following factors could significantly impact the results of our Originations segment from period to period.
Mortgage Rates. Changes in mortgage rates directly impact the demand for both purchase and refinance forward mortgages and therefore impact the financial results of our Originations segment. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding. As the time and cost to refinance has decreased, relatively small reductions in mortgage rates can trigger higher refinancing activity. Given the large size of U.S. residential forward mortgage debt outstanding, the impact of mortgage rate changes can drive significant swings in mortgage refinance volume.
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
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Revenue
Gain on loans held for sale, net	$10.2	$4.1	148%	$14.3	$25.3	(43)%
Gain on reverse loans held for investment and HMBS-related borrowings, net	4.8	7.2	(32)	12.0	41.4	(71)
Other revenue, net (1)	4.3	3.5	24	7.8	14.6	(46)
Total revenue	19.3	14.8	31	34.1	81.3	(58)

MSR valuation adjustments, net	1.6	1.9	(16)	3.5	3.7	(4)

Operating expenses
Compensation and benefits	10.9	9.6	14	20.5	53.0	(61)
Origination expense	1.0	0.2	393	1.1	7.0	(84)
Occupancy and equipment	0.5	0.5	8	1.0	2.9	(65)
Technology and communications	1.8	1.7	4	3.5	5.1	(32)
Professional services	0.4	0.4	(11)	0.8	3.2	(76)
Corporate overhead allocations	5.0	4.8	4	9.9	10.7	(8)
Other expenses	1.5	1.5	5	3.0	6.8	(56)
Total operating expenses	21.1	18.7	13	39.8	88.7	(55)

Other income (expense)
Interest income	13.1	9.0	47	22.1	9.6	131
Interest expense	(14.1)	(9.9)	43	(24.0)	(9.4)	156
Other, net	(0.2)	0.2	(203)	—	(1.1)	(99)
Total other income (expense), net	(1.2)	(0.7)	76	(1.9)	(0.9)	109

Income (loss) before income taxes	$(1.3)	$(2.7)	(50)%	$(4.0)	$(4.7)	(14)%

(1)Includes ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level of $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively, $0.4 million for the three months ended March 31, 2023 and $1.1 million for the six months ended June 30, 2022.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Loan Production by Channel (in billions)
Forward loans
Correspondent	$2.64	$2.44	8%	$5.08	$6.61	(23)%
Consumer Direct	0.10	0.06	57	0.16	0.99	(84)
	$2.74	$2.50	9%	$5.24	$7.60	(31)%

% Purchase production	84%	85%	(1)	85%	55%	53
% Refinance production	16	15	8	15	45	(66)

Reverse loans (1)
Correspondent	$0.11	$0.08	39%	$0.19	$0.49	(61)%
Wholesale	0.05	0.04	29	0.09	0.21	(56)
Retail	0.02	0.02	(7)	0.04	0.28	(84)
	$0.18	$0.14	28%	$0.33	$0.98	(67)%

MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$1.80	$1.81	(1)%	3.61	$7.30	(51)%
Bulk purchases	—	0.24	(100)	0.24	—	n/m
Bulk reverse purchases	0.08	—	n/m	0.08	0.21	(62)
	$1.88	$2.05	(8)	$3.92	$7.51	(48)

Total	$4.80	$4.69	2%	$9.49	$16.08	(41)%

Short-term loan commitment (at period end; in millions)
Forward loans	$1,136.7	$612.1	86%	$1,136.7	$526.2	116%
Reverse loans	16.4	21.9	(25)	16.4	31.2	(47)

Average Employment - Originations
Forward	381	401	(5)	393	891	(56)
Reverse	105	110	(5)	108	302	(64)
Total	486	511	(5)%	501	1,193	(58)%

India and other	266	298	(11)	284	532	(47)
U.S.	220	213	3	217	661	(67)
Total	486	511	(5)%	501	1,193	(58)%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volume and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Gain on Loans Held for Sale (1)
Correspondent	$6.6	$2.2	201%	$8.8	$5.7	54%
Consumer Direct	3.5	1.9	82	5.5	19.6	(72)
	$10.2	$4.1	145%	$14.3	$25.3	(43)%

% Gain on Sale Margin (2)
Correspondent	0.25%	0.09%	178%	0.17%	0.09%	101%
Consumer Direct	3.67	3.18	16	3.48%	1.99	75
	0.37%	0.17%	124%	0.27%	0.33%	(18)%

Origination UPB (3) (in billions)
Correspondent	$2.64	$2.44	8%	$5.08	$6.61	(23)%
Consumer Direct	0.10	0.06	57	0.16	0.99	(84)
	$2.74	$2.50	9%	$5.24	$7.60	(31)%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to Origination UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
(3)Defined as the UPB of loans funded in the period.
Gain on loans held for sale, net for the three months ended June 30, 2023 increased by $6.0 million as compared to the three months ended March 31, 2023 with $4.4 million increase in our Correspondent channel and $1.6 million increase in Consumer Direct. The gain increase is mostly driven by an increase in margin, with a 9% increase in volume quarter over quarter, although the elevated interest rate environment continues to adversely impact both purchase and refinance borrower activities due to a decline in affordability. The increase in margin is driven by our increased mix of higher margin products, as we continue to expand Ginnie Mae loans and best efforts execution.
As compared to the six months ended June 30, 2022, Gain on loans held for sale, net for the six months ended June 30, 2023 declined $11.0 million with a $14.1 million decrease in our Consumer Direct channel, partially offset by a $3.1 million higher gain in our Correspondent channel. The decline in Consumer Direct is driven by an 84% decrease in loan production volume, offset in part by a 75% higher margin. Our Consumer Direct channel was exposed to rapidly changing and unfavorable market conditions for borrower refinancing due to rising interest rates beginning in the first quarter of 2022. In our Correspondent channel, despite the 23% decrease in loan production volume, we recognized a $3.1 million higher gain in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to higher margin. We continue to expand higher margin products such as Ginnie Mae loans and best execution. In addition, the margin of our Correspondent channel in the six months ended June 30, 2022 was adversely impacted by the significant volatility in the market as interest rates rapidly increased.

Gain on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans held for investment and HMBS-related borrowings, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Origination UPB (1) (in billions)	$0.18	$0.14	28%	$0.33	$0.98	(67)%
Origination margin (2)	2.64%	5.02%	(47)	3.68%	4.23%	(13)
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations) (3)	$4.8	$7.2	(32)%	$12.0	$41.4	(71)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB. Note that the ratio includes gains or losses on IRLCs.
(3)Includes gain on new origination, and loan fees and other. Includes non-cash gain on securitization of newly originated loans of $4.7 million and $9.4 million for the three and six months ended June 30, 2023, respectively, $4.7 million for the three months ended March 31, 2023 and $21.3 million for the six months ended June 30, 2022.
We reported $4.8 million Originations Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended June 30, 2023, a $2.3 million, or 32% decrease as compared to the three months ended March 31, 2023, primarily driven by significantly lower margins across our reverse originations. The lower margins were mostly driven by HECM spreads widening substantially (approximately 20 basis points) during the second quarter of 2023 due to economic conditions, while spreads were mostly flat during the first quarter of 2023.
As compared to the six months ended June 30, 2022, Gain on reverse loans held for investment and HMBS-related borrowings, net for the six months ended June 30, 2023 decreased $29.4 million, or 71%. The decrease is primarily driven by a decline in volume in each of our channels. The decline in our volume is driven by the drastic increase in market interest rates with industry volume reduction of approximately 65%. Higher rates directly reduce loan proceeds available to borrowers. While each channel reported higher margins, the aggregate margin decreased due to the significant decline in volume of the higher margin Retail channel. Our Retail channel generated a net $22.3 million gain decrease in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Other Revenue, net
Other revenue for the three months ended June 30, 2023 increased $0.8 million as compared to the three months ended March 31, 2023 primarily due to an increase in correspondent and broker fees with higher origination volume. As compared to the six months ended June 30, 2022, Other revenue for the six months ended June 30, 2023 declined $6.8 million primarily due to a decline in volume.
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
Operating Expenses
Operating expenses for the three months ended June 30, 2023 increased $2.4 million, or 13%, as compared to the three months ended March 31, 2023. Compensation and benefits increased $1.3 million, or 14%, primarily driven by an increase in commissions due to the increase in production volume. Other operating expenses (total operating expenses less Compensation and benefits) increased $1.1 million, also primarily attributed to the increase in production volume.
As compared to the six months ended June 30, 2022, Operating expenses for the six months ended June 30, 2023 declined $49.0 million or 55%, as a result of our efforts to right size our resources to lower market opportunities. Compensation and benefits decreased $32.5 million, or 61% with a $19.8 million decrease in salaries and benefit expense, an $8.6 million decrease in commissions due to lower production volume and headcount, a $2.1 million decrease in severance expense and a $1.9 million decline in incentive compensation. The decrease in salaries and benefit expenses is primarily driven by the 58% decrease in Originations average total headcount, including a 67% reduction in average U.S. headcount. The offshore-to-total average headcount ratio for Originations increased from 45% for the six months ended June 30, 2022 to 57% for the six months ended June 30, 2023. Other operating expenses (total operating expenses less Compensation and benefits) decreased $16.5 million primarily attributed to the decline in production volumes as compared to six months ended June 30, 2022. All expense categories decreased, including a $5.9 million decrease in Origination expense, $3.1 million decrease in advertising expense, $2.5 million decrease in Professional services driven by lower outsourced resource, $1.9 million decrease in Occupancy and equipment expense driven by lower mailing and postage expenses, and $1.6 million decrease in Technology and communications due to lower origination volume.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans prior to sale to investors. Interest expense is incurred to finance the mortgage loans prior to sale or securitization. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines.
Interest income for the three months ended June 30, 2023 increased $4.2 million as compared to the three months ended March 31, 2023 primarily due to the increase in origination volume. Similarly, interest expense for the three months ended June 30, 2023 increased $4.2 million as compared to the three months ended March 31, 2023 primarily due to the increase in average warehouse facility debt balances consistent with higher average held for sale loan balances.
As compared to the six months ended June 30, 2022, interest income for the six months ended June 30, 2023 increased $12.5 million primarily due to higher interest rates, offset in part by lower origination volume. Similarly, as compared to the six months ended June 30, 2022, interest expense for the six months ended June 30, 2023 increased $14.6 million primarily due to an increase in effective interest rates driven by base rate increases and an increase in average warehouse facility debt balances consistent with higher average held for sale loan balances.

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

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2023	2023		2023	2022
Revenue
Reinsurance premiums (CRL)	$3.9	$1.9	102%	$5.8	$3.2	84%
Other revenue	0.3	0.1	232	0.4	0.3	53
Total revenue	4.2	2.0	107	6.2	3.4	82

Operating expenses
Compensation and benefits	20.1	19.0	6	39.2	34.9	12
Professional services	(28.4)	5.1	(652)	(23.3)	7.4	(417)
Technology and communications	5.1	5.4	(4)	10.5	11.4	(8)
Occupancy and equipment	—	0.6	(95)	0.7	1.2	(45)
Servicing and origination	1.4	0.6	135	2.0	(0.2)	n/m
Other expenses	1.4	1.2	21	2.7	4.7	(42)
Total operating expenses before corporate overhead allocations	(0.3)	31.9	(101)	31.7	59.4	(47)
Corporate overhead allocations
Servicing segment	(11.1)	(11.5)	(3)	(22.6)	(22.8)	(1)
Originations segment	(5.0)	(4.8)	4	(9.9)	(10.7)	(8)
Total operating expenses	(16.4)	15.6	(205)	(0.7)	25.9	(103)

Other income (expense), net
Interest income	1.2	1.0	28	2.2	0.2	884
Interest expense	(10.9)	(10.8)	1	(21.7)	(21.0)	3
Other, net	(0.4)	0.8	(154)	0.3	1.3	(76)
Total other income (expense), net	(10.1)	(9.0)	12	(19.1)	(19.5)	(2)

Income (loss) before income taxes	$10.5	$(22.6)	(147)%	$(12.2)	$(41.9)	(71)%
Compensation and Benefits
Compensation and benefits expense for the three months ended June 30, 2023 increased $1.1 million, or 6%, as compared to the three months ended March 31, 2023 primarily as a result of a $1.6 million increase in incentive compensation mostly due to an increase in the fair value of cash-settled share-based awards in the quarter following the increase of our common stock price, as compared to a decrease in the prior quarter.
As compared to the six months ended June 30, 2022, Compensation and benefits expense for the six months ended June 30, 2023 increased $4.3 million, or 12%, primarily as a result of an $7.7 million increase in incentive compensation offset by a $2.0 million decline in severance and a $1.4 million decline in salaries and benefit expense. The increase in incentive compensation is primarily due to an increase in share-based awards expense associated with the increase in our common stock price, new awards and lower expense in the first quarter of 2022 due to forfeitures. The average Corporate headcount declined by 20% and the offshore-to-total average headcount ratio increased from 71% for the six months ended June 30, 2022 to 75% for the six months ended June 30, 2023.
Professional Services
Professional services expense for the three months ended June 30, 2023 declined $33.5 million as compared to the three months ended March 31, 2023, primarily due to the reversal of our accrual related to the CFPB matter resolved in the second quarter of 2023 and certain recoveries of prior years’ legal expenses from private mortgage insurers. As compared to the six months ended June 30, 2022, Professional services expense for the six months ended June 30, 2023 declined $30.7 million, due to the main factors described above and a lower utilization of other professional services in six months ended June 30, 2023 including consulting services related to corporate strategy and business initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with our lenders and as a result, renew, replace or extend our debt agreements to the extent necessary to finance our operations. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information. We actively monitor and, during the six months ended June 30, 2023, we have adjusted our borrowing capacity on our various collateralized debt agreements to align with our financing needs and to optimize our financing costs.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows:

	June 30, 2023			December 31, 2022
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$554.4	$110.5	$13.5	$554.4	$27.5	$13.2
Mortgage loan financing facilities	2,333.4	120.1	936.5	2,133.0	332.6	1,097.6
MSR financing facilities	865.0	39.7	38.2	1,025.0	143.4	17.1
Total	$3,752.8	$270.3	$988.3	$3,712.4	$503.5	$1,128.0
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
At June 30, 2023, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at June 30, 2023 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral. We may utilize committed borrowing capacity under our mortgage loan financing facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At June 30, 2023, we had $1.7 million committed borrowing capacity under our mortgage loan financing facilities and $18.1 million committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At June 30, 2023, our total liquidity was $233.2 million compared to $219.1 million at December 31, 2022, which comprised an unrestricted cash position of $213.4 million compared to $208.0 million at December 31, 2022. We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets.
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
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at June 30, 2023. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2023, we funded $135.9 million out of the $1.8 billion borrowing capacity available as of

December 31, 2022. We also had short-term commitments to lend $1.1 billion and $16.4 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2023. As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
Regarding the current maturities of our borrowings, as of June 30, 2023, we have approximately $2.1 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $1.3 billion of borrowings under forward and reverse mortgage warehouse facilities, $429.5 million of notes under advance financing facilities that will enter their respective amortization periods, $399.6 million outstanding under Agency and Ginnie Mae MSR financing facilities maturing in the next 12 months and $15.6 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
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
We are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs, interest rate swap futures or other derivatives. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. Similarly, declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties. While the objective of our hedging strategy is to reduce volatility due to interest rates, it is also designed to address cash and liquidity considerations.
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
•Proceeds from other borrowings, including warehouse facilities, MSR financing facilities, MSR transfers and ESS financing;
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

We use mortgage loan repurchase and participation facilities (commonly called warehouse lines) to fund newly-originated loans on a short-term basis until they are sold or securitized to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second-lien loans and other types of loans. These facilities contain eligibility criteria that include aging and concentration limits by loan type among other provisions. Currently, our financing agreements generally have maximum terms of 364 days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
We also rely on the secondary mortgage market as a source of consistent liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA, VA or USDA. In June 2023, we issued a private placement securitization of reverse mortgage buyouts with an initial principal amount of $264.9 million, expanding our access to capital markets and reducing our reliance on warehouse financing facilities.
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We continue to diversify our sources of funds, allowing us to reduce our reliance on existing asset-backed financing facilities and de-risk our MSR and other exposures. We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. The relationship with MAV may continue to provide PMC with an additional means to finance MSRs and maintain liquidity while maintaining servicing volume. With the development of MAV and our relationships with other clients, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in further sales of MSRs while we would perform subservicing for the sold portfolio, or further ESS issuances.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our advance match funded debt and MSR financing facilities agreements. At June 30, 2023, we held unrestricted cash in excess of this minimum amount.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of June 30, 2023.
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
Our Rithm agreements represent an important component of our liquidity management, and have a significant impact on our consolidated statements of cash flows. Because the payments we received in connection with our agreements with Rithm were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were recognized as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance.
Our cash flows are summarized as follows:

$ in millions	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(649)	$311
Net cash used in investing activities	(23)	(137)
Net cash provided by (used in) financing activities	729	(114)
Net increase (decrease) in cash, cash equivalents and restricted cash	$58	$59
Cash, cash equivalents and restricted cash at end of period	$332	$323

Cash flows for the six months ended June 30, 2023
Our operating activities used $648.7 million of cash primarily due to net cash paid on loans held for sale of $788.0 million as loan production volume exceeded sales. Offsetting operating cash inflows include net collections of servicing advances of $114.0 million.
Our investing activities used $22.5 million of cash. The primary use of cash in our investing activities was $52.3 million to purchase MSRs. Offsetting cash inflows include $20.6 million net cash inflows in connection with our HECM reverse mortgages, $7.6 million of capital distributions, net of contributions, from our equity method investee MAV Canopy and $5.1 million proceeds from the sale of advances.
Our financing activities provided $729.5 million of cash. Financing cash inflows are primarily comprised of $816.0 million net from borrowings under our mortgage loan financing facilities, including the OLIT securitization, due to the increase in loans held for sale, $88.3 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs. and $68.7 million of proceeds from ESS financing. Offsetting cash outflows include $83.2 million of net repayments on advance match funded liabilities due to the decline in servicing advances, $88.4 million of net repayments on MSR financing facilities, and $45.0 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Cash inflows of $502.3 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $525.1 million.
Cash flows for the six months ended June 30, 2022
Our operating activities provided $310.9 million of cash with net cash received on loans held for sale of $120.6 million due to higher forward loan production volumes. In addition, net collections of servicing advances were $105.9 million, mostly T&I advances, and we received earnings distributions of $12.0 million from MAV Canopy.
Our investing activities used $137.3 million of cash. The primary uses of cash in our investing activities include $149.1 million net cash outflows in connection with our HECM reverse mortgages, $103.5 million to purchase MSRs, $6.9 million acquisition of reverse subservicing agreement and $11.6 million of capital contributions, net of distributions, to MAV Canopy. Offsetting cash inflows include $134.5 million proceeds from the sale of MSRs to an unrelated third party.

Our financing activities used $114.4 million of cash. Cash outflows include $217.0 million net repayments of borrowings under our mortgage loan financing facilities and MSR financing facilities due to the decline in loans held for sale, $35.3 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $57.0 million of net payments on the financing liabilities related to MSRs transferred due to runoff. We also paid $23.6 million to repurchase $25.0 million of our 7.875% PMC Senior Secured Notes and $2.3 million to repurchase 84,087 shares of our common stock. Cash inflows include $1.1 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $993.5 million, and $66.2 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV.

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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses on assets, and the provision for losses that may arise from contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Pledged MSR liabilities and Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of June 30, 2023, 89% of our assets and 69% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs.
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
The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) at the time of measurement, is subject to lower and upper thresholds, as modeled. Our MSR hedge policy establishes a minimum 25% and 30% hedge coverage ratio required for interest rate declines less than, and more than 50 basis points, respectively. Prior to September 30, 2022, the hedge coverage ratio was required to remain within a minimum of 40% and maximum of 60%. MSRs subject to LOI may be covered under a separate hedge coverage ratio requirement sufficient to preserve the economics of the intended transactions. Accordingly, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. We periodically evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, and liquidity impacts of both the hedge and asset profile under shock scenarios. As the market dictates, management may choose to maintain hedge coverage ratio levels at or beyond the above thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns. During the second quarter of 2023, management raised its minimum hedge coverage ratio to 60%. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments to strive to enhance the effectiveness and efficiency of our interest rate hedging strategy.
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at June 30, 2023. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at June 30, 2023	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding Rithm and others and MAV)	$1,518.6	$(44.8)	$43.3
Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	67.4	4.0	(4.0)
MSR hedging derivative instruments	$(12.7)	25.6	(24.3)
Total hedge position		$29.6	$(28.3)
Hypothetical hedge coverage ratio (2)		66%	65%

Hypothetical residual exposure to changes in interest rates		$(15.3)	$15.0
(1)The baseline for the hypothetical change in fair value is based on a 10-year Treasury Rate of 3.85% at June 30, 2023.
(2)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
The above hypothetical hedge coverage ratio reflects the instrument sensitivities as of June 30, 2023. The actual hedge coverage ratio during the six months ended June 30, 2023, as monitored by Risk Management, may be summarized as follows:

Fair value changes during the three months ended June 30, 2023
Change in 10-year swap (basis points)	35
Agency MSRs - interest rate sensitive (excluding Rithm and others and MAV)	$77.8
Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	(6.4)
MSR hedging derivative instruments	(65.2)
Total hedge position	$(71.6)
Actual hedge coverage ratio	92%

Residual fair value changes due to changes in interest rates	$6.2
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 90 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 days to 15 days. Loans held for sale are generally funded and sold within 5 to 30 days a wider range than the prior quarter due to expanded execution strategies. The interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 5% or +/- $15 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements. Reverse origination pipeline is hedged under the same principles as described above, for unsecuritized loans held for investment.

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

	June 30, 2023		December 31, 2022
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$196.4	$196.4	$186.1	$186.1
Loans held for sale, at fair value	1,352.9	1,352.9	617.8	617.8
Loans held for sale, at lower of cost or fair value (2)	3.7	3.7	4.9	4.9
Loans held for investment, at fair value	7,674.8	7,674.8	7,504.1	7,504.1
Debt service accounts and time deposits	71.7	71.7	22.8	22.8
Total rate-sensitive assets	$9,299.4	$9,299.4	$8,335.7	$8,335.7

Rate-Sensitive Liabilities (3):
Match funded liabilities	$430.4	$430.4	$513.7	$513.7
Senior notes (4)	660.0	561.6	660.0	555.2
Mortgage loan financing facilities, net	1,541.6	1,515.0	702.7	702.7
MSR financing facilities, net (4)	865.3	845.3	954.6	932.1
ESS financing liability, at fair value	$258.5	$258.5	$199.0	$199.0
Total rate-sensitive liabilities	$3,755.9	$3,610.8	$3,030.0	$2,902.7

	June 30, 2023		December 31, 2022
	Notional Balance	Fair Value (1)	Notional Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$1,153.1	$1.4	$553.9	$(0.7)
Forward sales of loans	50.0	—	140.0	0.5
Interest rate swap futures	1,570.0	(10.9)	670.0	(13.6)
TBA forward MBS trades	2,001.0	6.3	889.0	5.9
Interest rate option contracts	620.0	(1.2)	—	—
Other	77.6	(0.1)	56.4	(0.1)
Derivatives, net	$5,471.7	$(4.3)	$2,309.3	$(8.0)
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

Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2023, given hypothetical instantaneous parallel shifts in the yield curve. We used June 30, 2023 market rates to perform the sensitivity analysis. The estimates are based on the interest rate risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$4.0	$(4.0)
Loans held for investment - Unsecuritized HECM loans and tails	0.03	(0.03)
Loans held for sale	14.5	(16.9)
Derivative instruments	12.3	(9.0)
Total MSRs - Agency and non-Agency (1)	(45.9)	44.3
IRLCs	(2.0)	1.9
Total, net	$(17.2)	$16.2
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio, Rithm and MAV pledged MSR financing liabilities and ESS financing liabilities.
The decrease in our net sensitivity from December 31, 2022 to June 30, 2023 (from approximately $23.5 - $(26.1) million) to $16.2 - $(17.2) million for a 25 basis point parallel shift in the yield curve, up and down, respectively) is primarily driven by the effect of the increase in interest rates on our MSR portfolio (due to convexity), the sale of MSRs and the change in our hedging instruments in the six months ended June 30, 2023.
Borrowings
The majority of the debt used to finance much of our operations is exposed to interest rate fluctuations. We may purchase interest rate swaps and interest rate caps to minimize future interest rate exposure from increases in interest rates, or when required by the financing agreements.
Based on June 30, 2023 balances, if interest rates were to increase by 100 bps on our variable-rate debt and cash and float balances, we estimate a net negative impact of approximately $0.9 million resulting from an increase of $23.9 million in annual interest income and other credits on deposits, and an increase of $24.8 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the six months ended June 30, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2023.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2023 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1*	Ocwen Financial Corporation 2021 Equity Incentive Plan, as amended (3)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Included as Exhibit 101).
*Management contract or compensatory plan or agreement.

(1)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 10-Q for the period ended September 30, 2020 filed on November 3, 2020.
(2)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(3)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on May 23, 2023

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Sean B. O’Neil
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 3, 2023