Form 10-Q
period 2023-09-30
OCWEN FINANCIAL CORP
filed 2023-11-07
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of October 31, 2023: 7,677,008 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and the following:
•the potential for ongoing disruption in the financial markets and in commercial activity generally related to changes in monetary and fiscal policy, United States political developments, geopolitical events and other sources of instability;
•the impacts of inflation, employment disruption, and other financial difficulties facing our borrowers;
•the impact of the recent failures and re-organization of banking institutions and continued uncertainty in the banking industry;
•our ability to timely reduce operating costs or generate offsetting revenue in proportion to the industry-wide decrease in originations activity, and the impact of cost-reduction initiatives on our business, operations, and financial performance;
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
•uncertainty related to the future of MAV, one our largest subservicing clients as of September 30, 2023, MAV’s continued ownership of its MSR portfolio after May 3, 2024, and any impact on our servicing revenue and MSR valuation adjustments as a result of the sale of MAV’s MSRs;
•the extent to which our ownership stake in MAV’s holding company may be diluted, resulting in a reduced ability for us to participate in certain routine management decisions;
•uncertainty related to our long-term relationship with Rithm Capital Corp. (Rithm), one of our largest subservicing clients as of September 30, 2023;
•our ability to identify, enter into and close additional strategic transactions, including the ability to obtain regulatory approvals, enter into definitive financing arrangements, and satisfy closing conditions, and the timing for doing so;
•our ability to efficiently integrate the operations and assets of acquired businesses and to retain their employees and customers over time;
•the adequacy of our financial resources, including our sources of liquidity and ability to sell, fund and recover servicing advances, forward and reverse whole loans, future draws on existing reverse loans, and Home Equity Conversion Mortgage (HECM) and forward loan buyouts and put-backs;
•uncertainty related to the ability of third-party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;
•our ability to repay, renew and extend borrowings, borrow additional amounts as and when required, meet our MSR or other asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;
•increased servicing costs and reduced or delayed servicing income due to rising borrower delinquency levels, forbearance plans, moratoria on evictions and delays in foreclosure proceedings;
•the characteristics of our servicing portfolio, including prepayment speeds along with delinquency and advance rates;

•our ability to continue to collect certain expedited payment or convenience fees and potential liability for charging such fees;
•an increase in severe weather or natural disaster events resulting in costly disruptions to our operations and increased servicing costs due to property damage;
•our ability to successfully modify delinquent loans, manage foreclosures and maintain and sell foreclosed properties;
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
•uncertainty related to our reserves, valuations, provisions and anticipated realization of assets;
•our ability to effectively manage our exposure to interest rate changes and foreign exchange fluctuations;
•our ability to effectively transform our operations in response to changing business needs, including our ability to do so without unanticipated adverse tax consequences;
•political or economic stability in the foreign countries in which we operate; and
•our ability to maintain positive relationships with our large shareholders and obtain their support for management proposals requiring shareholder approval.
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$194.0	$208.0
Restricted cash ($21.6 and $17.6 related to variable interest entities (VIEs))	71.8	66.2
Mortgage servicing rights (MSRs), at fair value	2,859.8	2,665.2
Advances, net ($471.4 and $608.4 related to VIEs)	564.6	718.9
Loans held for sale ($944.7 and $617.8 carried at fair value) ($277.4 and $0.0 related to VIEs)	948.3	622.7
Loans held for investment, at fair value ($5.9 and $6.7 related to VIEs)	7,783.5	7,510.8
Receivables, net ($29.4 and $0.0 related to VIEs)	164.7	180.8
Investment in equity method investee	39.5	42.2
Premises and equipment, net	16.1	20.2
Other assets ($14.0 and $8.0 carried at fair value) ($20.3 and $3.2 related to VIEs)	369.3	364.2
Total assets	$13,011.7	$12,399.2

Liabilities and Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,613.6	$7,326.8
Other financing liabilities, at fair value ($420.4 and $329.8 due to related party) ($5.9 and $6.7 related to VIEs)	1,380.3	1,137.4
Advance match funded liabilities ($402.2 and $512.5 related to VIEs)	403.0	513.7
Mortgage loan financing facilities, net ($166.4 and $0.0 related to VIEs)	1,034.7	702.7
MSR financing facilities, net	901.7	953.8
Senior notes, net ($237.2 and $230.2 due to related party)	594.1	599.6
Other liabilities ($24.4 and $15.8 carried at fair value)	639.2	708.5
Total liabilities	$12,566.6	11,942.5

Commitments and Contingencies (Notes 19 and 20)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,677,008 and 7,526,117 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	0.1	0.1
Additional paid-in capital	551.6	547.0
Accumulated deficit	(104.2)	(87.9)
Accumulated other comprehensive loss, net of income taxes	(2.4)	(2.5)
Total stockholders’ equity	445.1	456.7
Total liabilities and stockholders’ equity	$13,011.7	$12,399.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Servicing and subservicing fees	$237.8	$215.6	$707.5	$643.3
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(0.4)	6.9	21.5	17.4
Gain (loss) on loans held for sale, net	8.2	18.9	36.3	16.7
Other revenue, net	10.0	8.3	24.0	26.1
Total revenue	255.5	249.7	789.4	703.4

MSR valuation adjustments, net	(16.4)	27.9	(134.2)	85.4

Operating expenses
Compensation and benefits	55.7	71.3	171.4	223.2
Servicing and origination	15.5	19.0	48.8	52.3
Technology and communications	13.1	14.4	39.5	44.0
Professional services	13.5	17.2	9.9	38.0
Occupancy and equipment	7.7	12.4	24.2	32.1
Other expenses	4.6	7.1	14.7	23.2
Total operating expenses	110.0	141.4	308.4	412.8

Other income (expense)
Interest income	25.9	13.7	60.2	30.6
Interest expense ($11.0, $10.6, $32.6, and $31.5 on amounts due to related party)	(74.3)	(50.4)	(204.8)	(126.1)
Pledged MSR liability expense ($14.5, $15.5, $41.8, and $45.0 on amounts due to related party)	(76.5)	(65.6)	(219.8)	(188.3)
Earnings of equity method investee	2.8	3.3	5.9	19.3
Gain on extinguishment of debt	1.2	—	1.2	0.9
Other, net	1.3	(4.3)	(1.9)	(8.6)
Other income (expense), net	(119.7)	(103.2)	(359.2)	(272.3)

Income (loss) before income taxes	9.5	33.0	(12.5)	103.7
Income tax expense (benefit)	1.0	(4.0)	3.8	(1.6)
Net income (loss)	$8.5	$36.9	$(16.2)	105.4

Earnings (loss) per share
Basic	$1.10	$4.33	$(2.13)	$11.71
Diluted	$1.05	$4.17	$(2.13)	$11.34

Weighted average common shares outstanding
Basic	7,677,008	8,530,209	7,621,569	8,998,298
Diluted	8,060,078	8,866,925	7,621,569	9,295,857

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$8.5	$36.9	$(16.2)	$105.4

Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	—	0.1	—	0.3
Other	—	—	0.1	0.1
Comprehensive income (loss)	$8.5	$37.0	$(16.1)	$105.7

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at June 30, 2023	7,677,008	$0.1	$548.7	$(112.6)	$(2.4)	$433.8
Net income	—	—	—	8.5	—	8.5
Equity-based compensation and other	—	—	2.9	—	—	2.8
Balance at September 30, 2023	7,677,008	$0.1	$551.6	$(104.2)	$(2.4)	$445.1

Balance at June 30, 2022	9,189,005	$0.1	$591.1	$(45.2)	$(2.1)	$543.9
Net income	—	—	—	36.9	—	36.9
Repurchase of common stock	(1,254,411)	—	(36.5)	—	—	(36.5)
Equity-based compensation and other	—	—	1.7	—	—	1.7
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at September 30, 2022	7,934,594	$0.1	$556.3	$(8.2)	$(2.0)	$546.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount

Balance at December 31, 2022	7,526,117	$0.1	$547.0	$(87.9)	$(2.5)	$456.7
Net loss	—	—	—	(16.2)	—	(16.2)
Equity-based compensation and other	150,891	—	4.6	—	—	4.6
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at September 30, 2023	7,677,008	$0.1	$551.6	$(104.2)	$(2.4)	$445.1

Balance at December 31, 2021	9,208,312	$0.1	$592.6	$(113.6)	$(2.4)	$476.7
Net income	—	—	—	105.4	—	105.4
Repurchase of common stock	(1,338,498)	—	(38.8)	—	—	(38.8)
Equity-based compensation and other	64,780	—	2.5	—	—	2.5
Other comprehensive income, net of income taxes	—	—	—	—	0.3	0.3
Balance at September 30, 2022	7,934,594	$0.1	$556.3	$(8.2)	$(2.0)	$546.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(16.2)	$105.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	204.5	(4.1)
Loss on sale of MSRs, net	0.3	0.3
Provision for bad debts (advances and receivables)	20.0	15.2
Provision for (reversal of) indemnification obligations	4.0	2.7
Depreciation	4.9	7.6
Amortization of debt issuance costs and discount	12.0	7.5
Amortization of intangibles	4.2	3.3
Equity-based compensation expense	6.8	2.8
Gain on extinguishment of debt	(1.2)	(0.9)
Net loss (gain) on valuation of loans held for investment and HMBS-related borrowings	(10.6)	15.8
Gain on loans held for sale, net	(36.3)	(16.7)
Earnings of equity method investee	(5.9)	(19.3)
Distribution of earnings from equity method investee	5.9	19.3
Origination and purchase of loans held for sale	(9,830.5)	(13,489.3)
Proceeds from sale and collections of loans held for sale	9,341.8	13,527.6
Changes in assets and liabilities:
Decrease in advances, net	147.7	101.8
Decrease in receivables and other assets, net	32.9	19.0
(Increase) decrease in derivatives, net	(80.8)	2.9
Decrease in other liabilities	(64.7)	(25.3)
Other, net	(10.2)	(5.0)
Net cash provided by (used in) operating activities	(271.4)	270.6

Cash flows from investing activities
Origination of loans held for investment	(771.8)	(1,494.0)
Principal payments received on loans held for investment	808.1	1,322.5
Acquisition of loans held for investment, net	—	(4.1)
Acquisition of reverse mortgage subservicing agreements	—	(6.9)
Purchase of MSRs	(89.6)	(174.9)
Proceeds from sale of MSRs	0.2	149.1
Proceeds from sale of advances	6.1	2.5
Additions to premises and equipment	(2.2)	(4.8)
Purchase of real estate	(10.3)	(0.9)
Proceeds from sale of real estate	13.1	6.2
Proceeds from sale of premises and equipment	0.1	0.1
Distribution from (investment in) equity method investee, net	2.7	(15.5)
Net cash used in investing activities	(43.6)	(220.6)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(110.6)	(54.8)
Proceeds from (repayment of) mortgage loan financing facilities, net	332.9	(265.5)
Proceeds from MSR financing facilities	767.0	379.7
Repayment of MSR financing facilities	(817.9)	(257.8)
Repurchase and repayment of Senior notes	(12.5)	(23.6)
Payment of debt issuance costs	(4.1)	(1.3)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	173.1	78.7
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	68.7	36.2
Repayment of other financing liabilities	(71.1)	(82.4)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	783.7	1,507.6
Repayment of HMBS-related borrowings	(802.4)	(1,319.8)
Repurchase of common stock	—	(38.8)
Net cash provided by (used in) financing activities	306.7	(41.6)

Net increase (decrease) in cash, cash equivalents and restricted cash	(8.3)	8.4
Cash, cash equivalents and restricted cash at beginning of year	274.2	263.4
Cash, cash equivalents and restricted cash at end of period	$265.9	$271.8

Supplemental non-cash investing and financing activities:
Recognition (derecognition) of gross right-of-use asset and lease liability:
Right-of-use asset	$(1.3)	$8.0
Lease liability	(1.3)	8.0

Transfers of loans held for sale to real estate owned (REO)	15.1	1.0
Transfer from loans held for investment to loans held for sale	4.6	30.4

Derecognition of MSRs and Other financing liabilities, at fair value:
MSR, at fair value	$(32.5)	$(39.0)
Other financing liability, at fair value - MSR pledged liability	(32.5)	(35.9)

Loans held for investment acquired at fair value	$—	$224.1
HMBS-related borrowings assumed at fair value	—	(219.5)
Purchase price holdback	—	(0.5)
Net cash paid to acquire loans held for investment	$—	$4.1

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$194.0	$226.6
Restricted cash and equivalents:
Debt service accounts	29.7	16.1
Other restricted cash	42.2	29.2
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$265.9	$271.8
The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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
We had a total of approximately 4,600 employees at September 30, 2023 of which approximately 3,100 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Change in Presentation
Effective in the fourth quarter of 2022, in our consolidated statements of operations we present all fair value gains and losses of Other financing liabilities, at fair value in MSR valuation adjustments, net (previously reported in Pledged MSR liability expense). In addition, effective December 31, 2022, we changed our accounting policy from the nature of the distribution approach to the cumulative earnings approach for classifying distributions from our equity method investee MAV Canopy between operating and investing cash flows. The consolidated statements of operations for the three and nine months ended September 30, 2022, and the consolidated statements of cash flows for the nine months ended September 30, 2022, have been recast to conform to the current presentation policy. For additional information, including the impact on previously reported periods, see the “Change in Presentation” section of Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Recently Adopted Accounting Standards
Business Combinations (Accounting Standards Codification (ASC) 805) - Accounting for Contract Assets and Contract Liabilities (ASU 2021-08)
The amendments in this Accounting Standards Update (ASU) apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations— Overall. The amendments in this ASU are issued to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the following: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements (if the acquiree prepared financial statements in accordance with GAAP).
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
Leases (ASC 842) Common Control Arrangements (ASU 2023-01)
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
Business Combinations - Joint Venture Formations (ASC 805-60): Recognition and Initial Measurement (ASU 2023-05)
The amendments in this ASU require a joint venture to apply a new basis of accounting upon formation for the initial contribution of nonmonetary and monetary assets, initially measured at fair value (with exceptions to fair value measurement consistent with business combinations guidance). This ASU does not amend the definition of a joint venture, the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation.

The amendments in this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. A joint venture formed before January 1, 2025 may elect to apply the amendments retrospectively if it has sufficient information. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds received from securitizations	$4,619.0	$5,227.5	$9,233.9	$12,925.3
Servicing fees collected (1)	31.0	21.6	86.2	67.2
Purchases of previously transferred assets, net of claims reimbursed	(4.0)	(3.5)	(11.1)	(10.3)
	$4,646.0	$5,245.5	$9,309.0	$12,982.1
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $71.4 million and $134.0 million during the three and nine months ended September 30, 2023, respectively, and $70.2 million and $176.2 million during the three and nine months ended September 30, 2022, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	September 30, 2023	December 31, 2022
Carrying value of assets
MSRs, at fair value	$698.4	$524.3
Advances	62.3	75.9
UPB of loans transferred (1)	45,093.6	37,571.1
Maximum exposure to loss (2)	$45,854.2	$38,171.2
(1)Includes $9.7 billion and $6.8 billion of loans delivered to Ginnie Mae as of September 30, 2023 and December 31, 2022, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).

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
At September 30, 2023 and December 31, 2022, 2.4% and 2.5%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.2% and 8.3%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. As the transfers of the HECM loans do not qualify for sale accounting, we account for these transfers as financings, with the HECM loans classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets.
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
In 2021, we consolidated an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PMC to the trust for collateralization purposes. As of December 31, 2022, the certificates issued by the trust and pledged as collateral had been reduced to zero. As of September 30, 2023, $150.0 million loans held for sale were pledged as collateral for $150.0 million debt certificates issued by the trust.
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
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the securitized reverse mortgage loans buyouts and financing liabilities:

September 30, 2023
Mortgage loans (Loans held for sale, at fair value)	$127.4
Receivables, net	29.4
REO (Other Assets)	13.4
Debt service accounts (Restricted cash)	8.4
Outstanding borrowings (Mortgage loan financing facilities, net)	190.2
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	23.9
Interest Reserve Account (Restricted cash)	0.5
Financings of Advances using SPEs
Match funded advances, i.e., advances that are pledged as collateral to our advance facilities, result from our transfers of residential loan servicing advances to SPEs - that we include in our consolidate financial statements - in exchange for cash.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	September 30, 2023	December 31, 2022
Match funded advances (Advances, net)	$471.4	$608.4
Debt service accounts (Restricted cash)	11.0	15.8
Advance match funded liabilities	402.2	512.5
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

The table below presents the carrying value and classification of the assets and liabilities of the Agency MSR financing facility and the PLS Notes facility:

	September 30, 2023	December 31, 2022
MSRs pledged (MSRs, at fair value)	$501.9	$696.9
Debt service account (Restricted cash)	1.7	1.8
Outstanding borrowings (MSR financing facilities, net)	283.8	366.5

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		September 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$944.7	$944.7	$617.8	$617.8
Loans held for sale, at lower of cost or fair value (b)	3	3.6	3.6	4.9	4.9
Total Loans held for sale		$948.3	$948.3	$622.7	$622.7

Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	$7,777.6	$7,777.6	$7,504.1	$7,504.1
Loans held for investment - Restricted for securitization investors (a)	3	5.9	5.9	6.7	6.7
Total Loans held for investment, at fair value		$7,783.5	$7,783.5	$7,510.8	$7,510.8

Advances, net (c)	3	$564.6	$564.6	$718.9	$718.9
Receivables, net (c)	3	164.7	164.7	180.8	180.8

		September 30, 2023		December 31, 2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Advance match funded liabilities (c)	3	$403.0	$403.0	$513.7	$513.7
Financing liabilities, at fair value
HMBS-related borrowings (a)	3	$7,613.6	$7,613.6	$7,326.8	$7,326.8
Other financing liabilities
Financing liability - Pledged MSR liability (a)	3	$1,119.1	$1,119.1	$931.7	$931.7
Financing liability - Excess Servicing Spread (ESS) (a)	3	255.4	255.4	199.0	199.0
Financing liability - Owed to securitization investors (a)	3	5.9	5.9	6.7	6.7
Total Other financing liabilities		$1,380.3	$1,380.3	$1,137.4	$1,137.4

Mortgage loan financing facilities (c) (d)	3	1,034.7	1,038.5	702.7	702.7
MSR financing facilities (c) (d)	3	901.7	884.0	953.8	932.1
Senior notes:
PMC Senior secured notes due 2026 (c) (d)	2	$356.8	$324.2	$369.4	$331.4
OFC Senior secured notes due 2027 (c) (d)	3	237.2	227.9	230.2	223.9
Total Senior notes		$594.1	$552.1	$599.6	$555.2

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$(1.1)	$(1.1)	$(0.7)	$(0.7)
Forward sales of loans (a)	1	1.3	1.3	0.5	0.5
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	(9.6)	(9.6)	(0.7)	(0.7)
Interest rate swap futures (a)	1	(10.2)	(10.2)	(13.6)	(13.6)
TBA forward pipeline trades (a)	1	10.6	10.6	6.6	6.6
Option contracts (a)	1	(1.4)	(1.4)	—	—
Other (a)	3	(0.2)	(0.2)	(0.1)	(0.1)

MSRs (a)	3	$2,859.8	$2,859.8	$2,665.2	$2,665.2
(a)Measured at fair value on a recurring basis in our financial statements.
(b)Measured at fair value on a non-recurring basis in our financial statements.
(c)Disclosed, but not measured at fair value in our financial statements.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 12 – Borrowings for additional information.
(e)Loans repurchased from Ginnie Mae securitizations with a fair value of $199.8 million (includes loans which were previously classified as Level 2) and $32.1 million at September 30, 2023 and December 31, 2022, respectively, are classified as Level 3. The newly originated portfolio of loans held for sale pending securitization with the Agencies is classified as Level 2.
The following tables present a reconciliation of the changes in fair value of Level 3 assets and liabilities that we measure at fair value on a recurring basis:

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended September 30, 2023
Beginning balance	$6.0	$(6.0)	$197.4	$(258.5)	$1.4
Purchases, issuances, sales and settlements
Purchases and other	—	—	50.5	—	—
Issuances (1)	—	—	—	—	19.6
Sales	—	—	(17.9)	—	—
Settlements (2)	(0.1)	0.1	(14.8)	7.6	—
Transfers:
Loans held for investment, at fair value	—	—	1.5	—	—
Loans held for sale, at fair value (1)	—	—	—	—	(2.8)
REO (Other assets)	—	—	(3.6)	—	—
Receivables, net	—	—	(11.5)	—	—
Capitalization of advances on Ginnie Mae modifications	—	—	1.3	—	—
Other	—	—	1.3	—	—
Net addition (disposition/derecognition)	(0.1)	0.1	6.8	7.6	16.8
Included in earnings:
Change in fair value (1)	—	—	(4.1)	(4.6)	(19.4)
Gain (loss) on sale of loans and other	—	—	(0.2)	—	—
	—	—	(4.4)	(4.6)	(19.4)
Ending balance	$5.9	$(5.9)	$199.8	$(255.4)	$(1.1)

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended September 30, 2022
Beginning balance	$7.3	$(7.3)	$41.4	$—	$5.7
Purchases, issuances, sales and settlements
Purchases and other	—	—	9.5	—	—
Issuances (1)	—	—	—	(36.2)	50.9
Sales	—	—	(16.6)	—	—
Settlements	(0.5)	0.5	—	0.6	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	—	17.6
Receivables, net	—	—	(1.6)	—	—
Net addition (disposition/derecognition)	(0.5)	0.5	(8.7)	(35.6)	68.6
Change in fair value included in earnings (1)	—	—	(2.2)	(0.7)	(86.5)
Ending balance	$6.8	$(6.8)	$30.5	$(36.3)	$(12.2)

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Nine Months Ended September 30, 2023
Beginning balance	$6.7	$(6.7)	$32.1	$(199.0)	$(0.7)
Purchases, issuances, sales and settlements
Purchases and other	—	—	303.3	—	—
Issuances (1)	—	—	—	(68.7)	39.4
Sales	—	—	(76.6)	—	—
Settlements (2)	(0.8)	0.8	(40.6)	22.5	—
Transfers:
Loans held for investment, at fair value	—	—	3.0	—	—
Loans held for sale, at fair value (1)	—	—	—	—	(16.3)
REO (Other assets)	—	—	(10.6)	—	—
Receivables, net	—	—	(27.5)	—	—
Capitalization of advances on Ginnie Mae modifications	—	—	3.0	—	—
Other	—	—	4.1	—	—
Net addition (disposition/derecognition)	(0.8)	0.8	158.1	(46.2)	23.0
Included in earnings:
Change in fair value (1)	—	—	7.0	(10.2)	(23.5)
Gain (loss) on sale of loans and other	—	—	2.6	—	—
	—	—	9.7	(10.2)	(23.5)
Ending balance	$5.9	$(5.9)	$199.8	$(255.4)	$(1.1)

	Loans Held for Investment - Restricted for Securitization Investors	Financing Liability - Owed to Securitization Investors	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Nine Months Ended September 30, 2022
Beginning balance	$7.9	$(7.9)	$220.9	$—	$18.1
Purchases, issuances, sales and settlements
Purchases and other	—	—	127.7	—	—
Issuances (1)	—	—	—	(36.2)	212.8
Sales	—	—	(308.2)	—	—
Settlements	(1.1)	1.1	—	0.6	—
Transfers:
Loans held for sale, at fair value (1)	—	—	—	—	(36.2)
Receivables, net	—	—	(3.4)	—	—
Net addition (disposition/derecognition)	(1.1)	1.1	(183.8)	(35.6)	176.5
Change in fair value included in earnings (1)	—	—	(6.6)	(0.7)	(206.8)
Ending balance	$6.8	$(6.8)	$30.5	$(36.3)	$(12.2)
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(2.6) million and $(0.4) million for the three and nine months ended September 30, 2023, respectively, and $(17.9) million and $(30.3) million for the three and nine months ended September 30, 2022, respectively. See Note 14 – Derivative Financial Instruments and Hedging Activities
(2)Settlements related to the ESS financing liability are recorded in earnings as MSR valuation adjustments, net. See Note 7 – Mortgage Servicing
A reconciliation from the beginning balances to the ending balances of Loans Held for Investment and HMBS-related borrowings, MSRs and Pledged MSR liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 - Reverse Mortgages, Note 7 – Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value, respectively.
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

Significant unobservable assumptions	September 30, 2023	December 31, 2022
Life in years
Range	0.8 to 7.5	1.0 to 7.6
Weighted average	4.9	5.0
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	12.1% to 40.7%	13.2% to 45.0%
Weighted average	18.3%	18.0%
Discount rate	5.7%	5.1%
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
A change in the valuation inputs or assumptions may result in a significantly higher or lower fair value measurement. Changes in market interest rates predominantly impact the fair value of Agency MSRs via prepayment speeds by altering the borrower refinance incentive and the non-Agency MSRs due to the impact on advance funding costs. In addition, changes in market interest rates impact float income. The significant unobservable assumptions used in the valuation of these MSRs include prepayment speeds, delinquency rates, cost to service and discount rates.

Significant unobservable assumptions	September 30, 2023		December 31, 2022
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.7%	7.8%	6.9%	7.9%
Weighted average lifetime delinquency rate	1.2%	10.4%	1.4%	10.1%
Weighted average discount rate	9.7%	10.6%	9.6%	10.6%
Weighted average cost to service (in dollars)	$71	$201	$72	$201
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of September 30, 2023 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.8	1.5
Change in fair value due to change in weighted average prepayment speeds	$(62.2)	$(121.8)
Change in weighted average discount rate (in percentage points)	1.0	2.0
Change in fair value due to change in weighted average discount rate	$(77.7)	$(149.1)
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

Significant unobservable assumptions	September 30, 2023	December 31, 2022
Life in years
Range	0.8 to 7.5	1.0 to 7.6
Weighted average	4.9	5.0
Conditional prepayment rate
Range	12.1% to 40.7%	13.2% to 45.0%
Weighted average	18.3%	18.0%
Discount rate	5.6%	5.0%
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

Significant unobservable assumptions	September 30, 2023	December 31, 2022
Weighted average prepayment speed	7.0%	7.6%
Weighted average delinquency rate	6.1%	7.1%
Weighted average subservicing life (in years)	4.5	5.6
Weighted average discount rate	10.1%	10.2%
Weighted average cost to service (in dollars)	$163	$174
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.

ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS financing liability at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, based on the change in discount rate of the underlying MSR or other factors, as provided by third-party valuation expert. At September 30, 2023 and December 31, 2022, the weighted average discount rate of the ESS financing liability was 9.5% and 7.6%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions. Also see Note 8 — Other Financing Liabilities, at Fair Value.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale

Loans Held for Sale - Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,352.9	$683.1	$617.8	$917.5
Originations and purchases	4,418.0	5,334.7	9,830.3	13,489.3
Proceeds from sales	(4,697.9)	(5,191.5)	(9,273.6)	(13,365.8)
Principal collections	(19.6)	(60.7)	(66.6)	(155.9)
Transfers from (to):
Loans held for investment, at fair value	1.5	10.8	4.6	30.4
Receivables, net	(11.5)	28.9	(26.0)	61.1
REO (Other assets)	(3.6)	(0.6)	(14.8)	(0.7)
Capitalization of advances on Ginnie Mae modifications	1.3	2.6	5.0	15.7
Realized loss on sale of loans (1)	(89.6)	(62.1)	(140.0)	(248.8)
Fair value gain (loss) on loans held for sale	(8.1)	(22.1)	2.1	(23.5)
Other	1.3	2.1	5.8	5.7
Ending balance	$944.7	$725.2	$944.7	$725.2
UPB	$964.4	$751.8
Premium (discount)	4.5	1.2
Fair value adjustment	(24.2)	(27.8)
Total	$944.7	$725.2
(1)Excludes retained MSR and gain (loss) on economic hedge instruments.

The following table presents the fair value of Loans held for sale, at fair value by type:

	September 30, 2023	December 31, 2022
GSE loans	$428.7	$318.3
Government- Forward loans	316.2	150.2
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	20.7	32.1
Reverse loans (1) (2)	161.6	102.5
Other residential mortgage loans	17.4	14.8
Total	$944.7	$617.8

(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes inactive reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties.

Loans Held for Sale - Lower of Cost or Fair Value	September 30,
	2023	2022
Carrying amount before valuation allowance	$7.2	$8.2
Valuation allowance	(3.6)	(3.7)
Ending balance, net	$3.6	$4.4

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on sales of loans, net
MSRs retained on transfers of forward mortgage loans	$71.4	$70.2	$134.0	$176.2
Gain (loss) on sale of forward mortgage loans (1)	(89.4)	(59.8)	(139.6)	(222.4)
Gain (loss) on sale of repurchased Ginnie Mae loans (1) (2)	(0.5)	(0.1)	(0.5)	(9.8)
	(18.5)	10.3	(6.1)	(56.0)
Change in fair value of IRLCs	(2.7)	(17.7)	(0.2)	(28.9)
Change in fair value of loans held for sale (3)	(4.1)	(21.2)	5.0	(20.8)
Gain (loss) on economic hedge instruments (4)	34.1	48.4	38.9	124.6
Other	(0.7)	(0.9)	(1.3)	(2.3)
	$8.2	$18.9	$36.3	$16.7
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Activity for the nine months ended September 30,2022 includes an $8.8 million loss during the three months ended June 30, 2022 on certain delinquent and aged loans repurchased (net of the associated Ginnie Mae MSR fair value adjustment) in connection with the Ginnie Mae EBO program with an aggregated UPB of $299.7 million, net of the associated MSR fair value adjustment.
(3)Activity for the nine months ended September 30,2023 includes a $10.9 million unrealized gain during the three months ended June 30, 2023 related to the revaluation of inactive HECM loan buyouts opportunistically acquired at a discount and securitized in a private placement transaction completed in June 2023. Also see Note 2 – Securitizations and Variable Interest Entities.
(4)Excludes gains of $2.0 million and $15.4 million during the three and nine months ended September 30, 2022, respectively, on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net. No such gains or losses were recognized during the three and nine months ended September 30, 2023. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio and are eliminated in the consolidated financial statements. Refer to Note 17 – Business Segment Reporting.

Note 5 - Reverse Mortgages

	Three Months Ended September 30,
	2023		2022
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,674.8	$(7,486.4)	$7,376.5	$(7,155.3)
Originations	264.4	—	349.1	—
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(281.3)	—	(357.7)
Additional proceeds from securitization of HECM loans and tails	—	(0.9)	—	(7.8)
Repayments (principal payments received)	(280.0)	277.3	(326.3)	326.3
Transfers to:
Loans held for sale, at fair value	(1.5)	—	(6.5)	—
Receivables, net	(0.6)	—	(16.7)	—
REO (Other assets)	—	—	(0.1)	—
Change in fair value included in earnings (1)	120.6	(122.4)	19.6	(13.9)
Ending balance	$7,777.6	$(7,613.6)	$7,395.5	$(7,208.4)
Securitized loans (pledged to HMBS-related borrowings)	$7,671.1	$(7,613.6)	$7,268.0	$(7,208.4)
Unsecuritized loans	106.5		127.5
Total	$7,777.6		$7,395.5

	Nine Months Ended September 30,
	2023		2022
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,504.1	$(7,326.8)	$7,199.8	$(6,885.0)
Originations	771.8	—	1,494.0	—
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(783.7)	—	(1,507.6)
Additional proceeds from securitization of HECM loans and tails	—	(7.1)	—	(30.1)
Acquisition	—	—	211.3	(209.1)
Repayments (principal payments received)	(807.3)	802.4	(1,321.4)	1,319.8
Transfers to:
Loans held for sale, at fair value	(4.6)	—	(26.2)	—
Receivables, net	(2.6)	—	(66.1)	—
REO (Other assets)	(0.1)	—	(0.2)	—
Change in fair value included in earnings (1)	316.3	(298.5)	(95.5)	103.6
Ending balance	$7,777.6	$(7,613.6)	$7,395.5	$(7,208.4)
Securitized loans (pledged to HMBS-related borrowings)	$7,671.1	$(7,613.6)	$7,268.0	$(7,208.4)
Unsecuritized loans	106.5		127.5
Total	$7,777.6		$7,395.5
(1)See further breakdown of the net gain (loss) in the table below.

Gain (Loss) on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on new originations (1)	$4.4	$9.3	$13.9	$42.6
Gain on tail securitizations (2)	2.8	2.6	8.9	9.3
Net interest income (servicing fee) (3)	5.9	5.5	17.7	16.3
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(14.8)	(11.8)	(22.6)	(60.1)
Fair value gains (losses) included in earnings (2)	(1.7)	5.7	17.8	8.1
Loan fees and other	1.3	1.2	3.7	9.3
	$(0.4)	$6.9	$21.5	$17.4
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

Note 6 – Advances

	September 30, 2023	December 31, 2022
Principal and interest	$193.6	$215.5
Taxes and insurance	250.5	367.5
Foreclosures, bankruptcy, REO and other	127.8	142.1
	571.8	725.1
Allowance for losses	(7.2)	(6.2)
Advances, net	$564.6	$718.9
The following table summarizes the activity in net advances:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023	2022
Beginning balance - before Allowance for Losses	$610.0		$653.8	$725.1	$779.5
New advances	145.6		153.2	480.9	540.5
Transfer from (to) Receivables	(0.3)	1.6	—	10.8	—
Sales of advances	(0.8)		(1.6)	(5.7)	(2.5)
Collections of advances and other	(182.6)		(156.7)	(639.3)	(668.8)
Ending balance - before Allowance for Losses	571.8		648.7	571.8	648.7

Beginning balance - Allowance for Losses	(7.4)		$(6.6)	(6.2)	(7.0)
Provision expense	(2.0)		(2.0)	(6.6)	(5.8)
Net charge-offs and other	2.1		2.4	5.5	6.7
Ending balance - Allowance for Losses	(7.2)		(6.2)	(7.2)	(6.2)

Ending balance, net	$564.6		$642.5	$564.6	$642.5

Note 7 – Mortgage Servicing

MSRs – At Fair Value	Three Months Ended September 30,
	2023			2022
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,967.4	$708.4	$2,675.7	$1,816.6	$669.1	$2,485.7
Sales	—	—	—	—	—	—
Additions:
Recognized on the sale of residential mortgage loans	71.4	—	71.4	70.2	—	70.2
Purchases	35.7	—	35.7	75.5	—	75.5
Servicing transfers and adjustments (1)	—	—	—	(39.1)	(0.1)	(39.1)
Net additions (sales)	107.1	—	107.1	106.6	(0.1)	106.6
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	127.9	9.9	137.7	99.1	91.5	190.6
Realization of expected cash flows	(52.4)	(8.3)	(60.7)	(46.9)	(21.8)	(68.7)
Fair value gains (losses) recognized in earnings	75.4	1.6	77.0	52.2	69.8	121.9

Ending balance	$2,149.9	$709.9	$2,859.8	$1,975.4	$738.8	$2,714.2

MSRs – At Fair Value	Nine Months Ended September 30,
	2023			2022
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Beginning balance	$1,931.8	$733.5	$2,665.2	$1,571.8	$678.3	$2,250.1
Sales	0.1	—	—	(149.3)	—	(149.4)
Additions:
Recognized on the sale of residential mortgage loans	134.0	—	134.0	176.2	—	176.2
Purchases	79.8	—	79.8	159.1	—	159.1
Servicing transfers and adjustments (1)	(32.6)	—	(32.6)	(24.3)	(0.9)	(25.2)
Net additions (sales)	181.2	—	181.2	161.7	(0.9)	160.7
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	189.2	1.7	190.9	379.5	132.9	512.4
Realization of expected cash flows	(152.3)	(25.2)	(177.5)	(137.6)	(71.5)	(209.1)
Fair value gains (losses) recognized in earnings	36.9	(23.5)	13.4	241.9	61.4	303.4

Ending balance	$2,149.9	$709.9	$2,859.8	$1,975.4	$738.8	$2,714.2
(1)During the nine months ended September 30, 2023 and 2022, we derecognized $32.5 million and $39.0 million, respectively, of Agency MSRs previously sold to MAV in transactions which did not qualify for sale accounting treatment. We derecognized the MSRs with a UPB of $2.3 billion and $2.9 billion, respectively, from our balance sheet together with the associated Pledged MSR liability upon the sale of the MSRs by MAV to a third party. See Note 8 — Other Financing Liabilities, at Fair Value for further information.

The following table summarizes delinquency status of the loans underlying our MSRs:

	September 30, 2023			December 31, 2022
Delinquent loans	Agency	Non - Agency	Total	Agency	Non - Agency	Total
Total UPB (in billions)	$143.1	$57.9	$201.1	$137.6	$62.0	$199.6

30 days	1.9%	9.7%	5.2%	1.7%	8.5%	4.8%
60 days	0.5	3.9	1.9	0.5	3.3	1.8
90 days or more	1.0	8.5	4.2	1.1	8.6	4.5
Total 30-60-90 days or more	3.4%	22.0%	11.4%	3.3%	20.4%	11.1%
MSR UPB and Fair Value

	September 30, 2023		December 31, 2022		September 30, 2022
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,717.6	$119.4	$1,710.6	$126.2	$1,743.0	$123.4
Rithm and others transferred MSRs (1) (2)	709.1	$52.4	601.2	$47.3	604.7	$48.4
MAV transferred MSRs (1)	433.1	$29.2	353.4	$26.1	366.6	$26.2
Total MSRs	$2,859.8	$201.1	$2,665.2	$199.6	$2,714.2	$198.0
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)At September 30, 2023, the UPB of MSRs transferred to Rithm for which title is retained by Ocwen was $10.1 billion.
We purchased MSRs with a UPB of $6.9 billion and $13.7 billion from unrelated third-parties during the nine months ended September 30, 2023 and 2022, respectively. We sold MSRs, servicing released, with a UPB of $40.7 million and $11.1 billion during the nine months ended September 30, 2023 and 2022, respectively, to unrelated third parties.
Servicing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loan servicing and subservicing fees
Servicing	87.7	83.3	267.2	252.8
Subservicing	17.4	18.9	55.4	53.9
MAV Subservicing	2.0	1.4	5.8	3.7
MAV Servicing (1)	17.2	17.8	49.1	51.0
Rithm (1)	56.4	63.4	175.1	195.2
	180.7	184.8	552.6	556.6
Ancillary income
Custodial accounts (float earnings)	31.5	7.5	77.9	10.3
Late charges	9.8	10.6	28.8	32.3
Reverse subservicing ancillary fees	8.1	4.9	26.1	14.3
Loan collection fees	2.3	2.6	7.2	8.5
Recording fees	1.3	1.8	3.8	7.7
Boarding and deboarding fees	1.4	0.8	3.2	4.4
GSE forbearance fees	0.2	0.2	0.7	0.6
Other, net	2.4	2.3	7.2	8.6
	57.1	30.7	155.0	86.7
Total Servicing and subservicing fees	$237.8	$215.6	$707.5	$643.3
(1)Includes servicing fees related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.

Float balances, on which we earn interest referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.3 billion, $1.5 billion and $2.0 billion at September 30, 2023, December 31, 2022 and September 30, 2022, respectively.
The following tables present the components of MSR valuation adjustments, net:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Rates and assumptions	Realization of expected cash flows	Total	Rates and assumptions	Realization of expected cash flows	Total
Owned MSR (1)	$137.7	$(60.7)	$77.0	$187.9	$(68.6)	$119.2
Transferred MSR (2)(3)	(45.5)	17.6	(27.8)	(91.1)	23.6	(67.5)
ESS financing liability (2)	(4.6)	7.6	3.1	(0.7)	0.6	(0.1)

Derivative fair value gain (loss) (MSR economic hedges)	(68.6)	—	(68.6)	(23.8)	—	(23.8)

MSR valuation adjustments, net	$19.1	$(35.4)	$(16.4)	$72.3	$(44.4)	$27.9

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Rates and assumptions	Realization of expected cash flows	Total	Rates and assumptions	Realization of expected cash flows	Total
Owned MSR (1)	$191.0	$(177.3)	$13.7	$509.7	$(209.1)	$300.6
Transferred MSR (2)(3)	(88.3)	47.8	(40.5)	(188.3)	80.6	(107.7)
ESS financing liability (2)	(10.2)	22.5	12.3	(0.7)	0.6	(0.1)

Derivative fair value gain (loss) (MSR economic hedges)	(119.7)	—	(119.7)	(107.5)	—	(107.5)

MSR valuation adjustments, net	$(27.2)	$(107.0)	$(134.2)	$213.2	$(127.8)	$85.4
(1)Includes $0.0 million and $(0.3) million for the three and nine months ended September 30, 2023, respectively, and $2.7 million and $2.8 million during the three and nine months ended September 30, 2022, respectively, of fair value changes on the reverse MSR liability and other.
(2)Also refer to Note 8 — Other Financing Liabilities, at Fair Value for additional information related to the ESS financing liability and Pledged MSR liability, including a tabular presentation of activity of the Pledged MSR liability for the reported periods.
(3)MSR transfers that do not achieve sale accounting.

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

			Outstanding Balance
Borrowing Type	Collateral	Maturity	September 30, 2023	December 31, 2022
MSR transfers not qualifying for sale accounting (1):
Original Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	$577.8	$601.2
Pledged MSR liability, at fair value - MAV	MSRs	(1)	420.4	329.8
Pledged MSR liability, at fair value - Others	MSRs	(1)	120.8	0.7
			1,119.1	931.7
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	October 2033	5.9	6.7
ESS financing liability, at fair value (3)	MSRs (3)	(3)	255.4	199.0
Total Other financing liabilities, at fair value			$1,380.3	$1,137.4
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
With the exception of the MSRs for which title has not transferred to Rithm ($10.1 billion UPB at September 30, 2023 - discussed below), the MSR and Pledged MSR liability associated with Rithm servicing agreements will be derecognized on December 31, 2023 as MSR sale accounting criteria will be met (specifically, the parties may cancel or decline to renew the servicing agreements after a reasonable period). As of September 30, 2023, the MSR and the Pledged MSR liability subject to derecognition amounted to $450.7 million and $450.7 million, respectively, resulting in no gain or loss upon derecognition. The statement of operations will prospectively reflect subservicing fee revenue as opposed to the current gross presentation of servicing fee revenue and separate presentation of servicing fee remittances within Pledged MSR liability expense.
The following tables present the activity of the pledged MSR liability recorded in connection with the MSR transfer agreements with MAV, Rithm and others that do not qualify for sale accounting.

	Three Months Ended September 30,
	2023			2022
Pledged MSR Liability	Rithm and Others	MAV (1)	Total	Original Rights to MSRs Agreements - Rithm	MAV (1)	Total
Beginning Balance	$689.9	$319.7	$1,009.5	$550.8	$355.5	$906.3
MSR transfers	0.9	80.8	81.7	—	11.9	11.9
Derecognition of financing liability (2)	—	—	—	—	(39.0)	(39.0)
Calls	—	—	—	(0.1)	—	(0.1)
Fair value gain (loss)
Changes in fair value due to inputs and assumptions	16.3	29.2	45.5	71.1	20.0	91.1
Realization of expected cash flows	(8.4)	(9.2)	(17.6)	(17.1)	(6.5)	(23.6)
Total fair value (gain) loss	7.9	20.0	27.9	53.9	13.6	67.5
Ending Balance	$698.6	$420.4	$1,119.1	$604.7	$342.0	$946.6

	Nine Months Ended September 30,
	2023			2022
Pledged MSR Liability	Rithm and Others	MAV Agreements (1)	Total	Original Rights to MSRs Agreements - Rithm	MAV Agreements (1)	Total
Beginning Balance	$601.9	$329.8	$931.7	$558.9	$238.1	$797.1
MSR transfers	98.5	81.0	179.5	—	81.6	81.6
Derecognition of financing liability (2)	—	(32.5)	(32.5)	—	(39.0)	(39.0)
Calls	—	—	—	(0.6)	—	(0.6)
Fair value gain (loss)
Changes in fair value due to inputs and assumptions	19.8	68.4	88.2	102.6	85.7	188.3
Realization of expected cash flows	(21.6)	(26.2)	(47.8)	(56.2)	(24.4)	(80.6)
Total fair value (gain) loss (3)	(1.7)	42.2	40.5	46.4	61.3	107.7
Ending Balance	$698.6	$420.4	$1,119.1	$604.7	$342.0	$946.6
(1)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by PMC (shared between PMC and MAV) and other contractual cash flows during the expected life of the subservicing agreement.
(2)During the three months ended June 30, 2023 and September 30, 2022, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to a third party with a UPB of $2.3 billion and $2.9 billion, respectively.
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

	Three Months Ended September 30,
	2023			2022
	Rithm and Others	MAV	Total	Rithm	MAV	Total
Servicing fees collected on behalf of Rithm, MAV and others	$62.1	$17.2	$79.3	$63.4	$17.8	$81.2
Less: Subservicing fee retained by Ocwen	(17.2)	(2.3)	(19.6)	(17.8)	(2.3)	(20.1)
Ancillary fee/income and other settlement (including expense reimbursement)	3.5	(0.3)	3.2	3.3	—	3.3
Transferred MSR net servicing fee remittance	$48.4	$14.5	62.9	$48.9	$15.5	64.4
ESS servicing spread remittance			13.6			1.2
Pledged MSR liability expense			$76.5			$65.6

	Nine Months Ended September 30,
	2023			2022
	Rithm and Others	MAV	Total	Rithm	MAV	Total
Servicing fees collected on behalf of Rithm, MAV and others	$180.9	$49.1	$230.0	$195.2	$51.0	$246.3
Less: Subservicing fee retained by Ocwen	(51.4)	(6.7)	(58.1)	(56.0)	(6.7)	(62.6)
Ancillary fee/income and other settlement (including expense reimbursement)	10.4	(0.5)	9.9	2.8	0.7	3.4
Transferred MSR net servicing fee remittance	$139.9	$41.8	181.7	$142.1	$45.0	187.1
ESS servicing spread remittance			38.1			1.2
Pledged MSR liability expense			$219.8			$188.3

On May 2, 2022, Ocwen entered into amendments to its servicing agreements with Rithm to extend their terms to December 31, 2023 and provide for subsequent, automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or Rithm provides three months’ advance notice of termination (by October 1), among other changes. Ocwen did not provide notice of termination on July 1, 2023. Ocwen and Rithm agreed to extend certain of Rithm’s termination rights through November 1, 2023. Rithm did not provide notice of termination on November 1, 2023. Accordingly, all servicing agreements with Rithm are extended through December 31, 2024, with subsequent, automatic one-year renewals.
As of September 30, 2023, the UPB of MSRs subject to the servicing agreements with Rithm subsidiaries is $46.0 billion, including $1.8 billion for which Ocwen or Rithm is subservicer for another entity as servicer of record and $10.1 billion for which title has not transferred to Rithm. We describe Rithm’s rights and obligations with respect to such non-transferred MSRs as “Rights to MSRs”. As the third-party consents required for title to the MSRs to transfer were not obtained, the $10.1 billion Rights to MSRs may (i) be acquired by Ocwen at a price determined in accordance with the terms of the previously disclosed agreements entered into in January 2018 (the New RMSR Agreements), at the option of Ocwen, or (ii) be sold, together with Ocwen’s title to those MSRs, to a third party, subject to an additional Ocwen option to acquire at a price based on the winning third-party bid rather than selling to the third party. If the Rights to MSRs are not transferred pursuant to these alternatives, then the Rights to MSRs will remain subject to the subservicing agreement.
As stated above, Rithm has the right to terminate the $10.1 billion Rights to MSRs for convenience, in whole but not in part, subject to three months’ advance notice of termination. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option, as described above. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the New RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.

Note 9 – Receivables

	September 30, 2023	December 31, 2022
Servicing-related receivables:
Government-insured loan claims - Forward	$48.5	$65.0
Government-insured loan claims - Reverse	62.1	73.8
Subservicing fees and reimbursable expenses	17.7	11.7
Due from custodial accounts	16.0	16.3
Receivable from sale of MSRs (holdback)	5.7	1.5
Subservicing fees and reimbursable expenses - Due from Rithm	2.4	3.0
Subservicing fees, reimbursable expenses and other - Due from MAV	3.0	1.0
Other	0.1	3.2
	155.4	175.5
Income taxes receivable	27.4	34.4
Other receivables	10.3	5.2
	193.1	215.1
Allowance for losses	(28.4)	(34.3)
	$164.7	$180.8
At September 30, 2023 and December 31, 2022, the allowance for losses primarily related to receivables of our Servicing business. The allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $27.4 million and $33.8 million at September 30, 2023 and December 31, 2022, respectively.

Allowance for Losses - Government-Insured Loan Claims	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$27.0	$39.8	$33.8	$41.5
Provision	5.2	3.3	13.2	8.8
Charge-offs and other, net	(4.8)	(6.6)	(19.5)	(13.8)
Ending balance	$27.4	$36.5	$27.4	$36.5

Note 10 - Investment in Equity Method Investee and Related Party Transactions
We account for our 15% investment in MAV Canopy under the equity method. Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Ocwen is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Ocwen is entitled to receive a specified portion of the distribution amount available (Promote Distribution), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on the Oaktree member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of September 30, 2023, Ocwen has not recognized any such Promote Distribution income.
PMC entered into a Subservicing Agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. The Subservicing Agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. MAV is permitted to sell the underlying MSR, in whole or in part, without Ocwen’s consent after May 3, 2024. As of September 30, 2023, PMC subserviced a total of $56.7 billion UPB on behalf of MAV under the Subservicing

Agreement, of which $29.2 billion of MSRs were previously sold by PMC to MAV and do not qualify for sale accounting and thus remain reported on the consolidated balance sheet of PMC, with a fair value of $433.1 million MSR and $420.4 million Pledged MSR liability. The fair value of the Pledged MSR liability is determined using the fair value mark provided by third-party valuation experts, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PMC during the expected life of the Subservicing Agreement.
During the nine months ended September 30, 2023 and 2022, PMC transferred UPB of $25.0 million and $261.3 million under a flow MSR sale agreement (Recapture Agreement), respectively. During the nine months ended September 30, 2023 and 2022, PMC transferred MSRs with UPB of $6.8 billion and $6.9 billion to MAV under various MSR purchase and sale agreements, respectively. These MSR sale transactions between PMC and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured borrowings. See Note 8 — Other Financing Liabilities, at Fair Value.
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to the transactions described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree in 2021. See also Note 12 – Borrowings and Note 15 – Interest Expense.

Note 11 – Other Assets

	September 30, 2023	December 31, 2022
Contingent loan repurchase asset	$275.5	$289.9
REO	19.6	9.8
Prepaid expenses	18.7	19.8
Derivatives, at fair value	13.6	7.7
Prepaid lender fees, net	11.8	7.7
Derivative margin deposit	8.5	1.5
Intangible assets, net (net of accumulated amortization of $9.2 million and $5.0 million)	7.1	14.7
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Deferred tax asset, net	2.5	2.6
Security deposits	0.8	0.8
Other	6.3	4.7
	$369.3	$364.2

Note 12 – Borrowings

Advance Match Funded Liabilities		Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Total	Available (2)	Sept. 30, 2023	Dec. 31, 2022
Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-Variable Funding (VF) 5 (3)	Aug. 2025	$500.0	$134.9	$365.1	$422.5
Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (4)	Aug. 2025	200.0	163.0	37.0	90.0
EBO Advance facility (5)	May 2026	14.4	13.5	0.9	1.2
		$714.4	$311.4	$403.0	$513.7

Weighted average interest rate (6)				7.99%	7.09%
(1)The OMART and OGAF facilities were amended in August 2023. The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.

(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At September 30, 2023, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)In August 2023, the Expected Repayment Date was extended to August 13, 2025 and the borrowing capacity was increased from $450.0 million to $500.0 million.
(4)In August 2023, the Expected Repayment Date was changed to August 22, 2025 and the borrowing capacity was increased from $90.0 million to $200.0 million.
(5)At September 30, 2023, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(6)The weighted average interest rate, excluding the effect of the amortization of prepaid lender fees. At September 30, 2023 and December 31, 2022, the balance of unamortized prepaid lender fees was $6.3 million and $2.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Financing Facilities, net			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	September 30, 2023	December 31, 2022
$175 million Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	October 2024	$125.0	$39.6	$10.4	$142.2
Master repurchase agreement (3)	LHFS and Loans Held for Investment (LHFI)	N/A	—	—	—	100.3
$50 million Mortgage warehouse agreement (4)	LHFS	N/A	50.0	—	—	—
$650 million Participation agreement (5)	LHFS	September 2024	476.7	—	173.3	64.3
$200 million Master repurchase agreement (6)	LHFS, LHFI and Receivables	September 2024	—	157.3	42.7	26.1
Master repurchase agreement (7)	LHFS	June 2024	—	1.0	—	—
$40 million Mortgage warehouse agreement (8)	LHFI	January 2024	—	35.6	4.4	7.8
$204 million Mortgage warehouse agreement (9)	LHFS and LHFI	March 2024	144.7	—	59.3	44.2
$230 million Mortgage warehouse agreement (10)	LHFS and Receivables	(10)	216.5	—	13.5	21.9
Master repurchase agreement (11)	LHFS	(11)	—	—	150.9	—
$50 million Loan and security agreement (12)	LHFS and Receivables	March 2024	—	48.6	1.4	7.2
$700 million Master repurchase agreement (13)	LHFS and LHFI	April 2024	287.6	—	412.4	288.8
$200 million Master repurchase agreement (14)	LHFS, Receivables and REO	April 2024	200.0	—	—	—
OLIT Asset-Backed Notes (15)	Reverse LHFS, Receivables and REO	June 2036	—	—	190.2	—
$30 million Loan and security agreement (16)	LHFI	September 2024	$—	$30.0	$—	$—
Total Mortgage Loan Financing Facilities, net			$1,500.5	$312.1	$1,058.6	$702.7
Unamortized discount and debt issuance costs - OLIT Notes					$(23.9)	$—
Total Mortgage Loan Financing Facilities, net					$1,034.7	$702.7

Weighted average interest rate (17)					6.27%	5.74%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the available borrowing capacity could be used at September 30, 2023 based on the amount of eligible collateral that could be pledged.
(2)In October 2023, the maturity date of the facility was extended to October 11,2024.

(3)On February 9, 2023, we voluntarily allowed the facility to mature.
(4)This agreement has no stated maturity date.
(5)In September 2023, the maturity date was extended to September 20,2024 and the uncommitted borrowing capacity may be reduced from $650.0 million to $400.0 million after November 30,2023 upon mutual agreement.
(6)In September 2023, the maturity date was extended to September 20, 2024 and the committed borrowing capacity was increased from $173.0 million to $200.0 million.
(7)In June 2023, the maturity date was extended to June 22, 2024.
(8)In July 2023, the maturity date was extended to October 12, 2023 and the committed borrowing capacity was reduced from $50.0 million to $40.0 million. In October 2023, the maturity date was further extended to January 10, 2024.
(9)In May 2023, the maturity date was extended to March 31, 2024 and the interest rate margin was revised.
(10)The agreement has no stated maturity date, however each transaction has a maximum duration of four years.
(11)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 90-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. Each certificate is renewed monthly and the interest rate for this facility is 1 month Term Secured Overnight Financing Rate (SOFR) plus applicable margin. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(12)This revolving facility agreement provides committed borrowing capacity secured by eligible HECM loans that are active buyouts, as defined in the agreement. In April 2023, the maturity date was extended to March 31, 2024.
(13)In April 2023, the maturity date was extended to April 6, 2024.
(14)On April 3, 2023, we entered into a master repurchase agreement with a total uncommitted borrowing capacity of $200.0 million to finance the purchase of reverse mortgage loans held for sale, claim receivables from HUD and REOs at an interest rate of 1M Term SOFR plus applicable margin.
(15)In June 2023, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of $264.9 million, at a discount, with a stated interest rate of 3.0% and a mandatory call date of June 2026. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 – Securitizations and Variable Interest Entities.
(16)On September 22, 2023, we entered into a Loan and security agreement with a total committed borrowing capacity of $30.0 million to finance HECM tails at an interest rate of 1M Term SOFR plus applicable margin.
(17)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At September 30, 2023 and December 31, 2022, unamortized prepaid lender fees were $1.2 million and $0.5 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities, net			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	September 30, 2023	December 31, 2022
$265 million Agency MSR financing facility (2)	MSRs	June 2024	$—	$24.4	$240.6	$309.8
$250 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	April 2024	59.3	—	190.7	157.9
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (4)	MSRs	Feb. 2025	—	—	43.2	56.7
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	Feb. 2028	—	—	29.4	33.4
$400 million Agency MSR financing facility - revolving loan (6)	MSRs	Dec. 2025	—	1.7	398.3	396.8
Total MSR financing facilities			$59.3	$26.1	902.1	954.6

Unamortized debt issuance costs - PLS Notes (7)					(0.5)	(0.8)
Total MSR financing facilities, net					$901.7	$953.8

Weighted average interest rate (8)					8.10%	7.31%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, none of the available borrowing capacity could be used at September 30, 2023 based on the amount of eligible collateral that could be pledged.
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
(3)In connection with this facility, PMC entered into a repurchase agreement pursuant to which PMC has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and servicing advances and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PMC’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Ocwen guarantees the obligations of PMC under the facility. See (2) above regarding daily margining requirements. In April 2023, the maturity date of this facility was extended to April 26, 2024. On September 29,2023, we entered into a joint assignment and assumption agreement and the total borrowing capacity of the facility was increased from $200.0 million to $250.0 million. and the committed borrowing capacity was reduced from $100.0 million to zero.
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
(7)At September 30, 2023 and December 31, 2022, unamortized prepaid lender fees related to revolving type MSR financing facilities were $4.3 million and $4.9 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate excluding the effect of the amortization of debt issuance costs and prepaid lender fees.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			September 30, 2023	December 31, 2022
PMC Senior Secured Notes (2)	7.875%	March 2026	$361.1	$375.0
OFC Senior Secured Notes (due to related parties) (3)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285.0	285.0
Principal balance			646.1	660.0
Discount
PMC Senior Secured Notes			(1.0)	(1.3)
OFC Senior Secured Notes			(41.2)	(47.3)
			(42.2)	(48.6)
Unamortized debt issuance costs
PMC Senior Secured Notes			(3.3)	(4.3)
OFC Senior Secured Notes			(6.5)	(7.5)
			(9.8)	(11.8)
			$594.1	$599.6
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
On September 27, 2023, we repurchased a total of $13.9 million of the PMC Senior Secured Notes in the open market for a price of $12.5 million and recognized a $1.2 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs. Also refer to Note 21 – Subsequent Events.
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at September 30, 2023 is a minimum of $275.0 million and $300.0 million, tangible net worth for Ocwen and PMC, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at September 30, 2023 is for a minimum of $75.0 million for both Ocwen and PMC consolidated liquidity. The minimum tangible net worth and liquidity requirements at PMC are also subject to the minimum requirement set forth by the Agencies. See also Note 18 – Regulatory Requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at September 30, 2023:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$194.0	$—	$—	$194.0
Restricted cash	71.8	71.8	8.4	—
Loans held for sale	948.3	912.0	917.9	36.3
Loans held for investment - securitized (2)	7,671.1	7,671.1	7,613.6	—
Loans held for investment - unsecuritized	106.5	69.7	63.8	36.8
MSRs (3)	1,717.8	1,724.5	1,126.7	0.2
Advances, net	564.6	521.4	433.9	43.3
Receivables, net	164.7	51.7	54.0	113.0
REO	19.6	13.7	14.5	5.9
Total (4)	$11,458.4	$11,035.9	$10,232.8	$429.6
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

The OFC Senior Secured Notes due 2027 have a second lien priority on specified security interests, as defined under the OFC Senior Secured Note Agreement and summarized in the table below, and have a priority lien on the following assets: investments by OFC in subsidiaries not guaranteeing the PMC Senior Secured Notes, including PHH and MAV; cash and investment accounts at OFC; and certain other assets, including receivables.

September 30, 2023
Specified net servicing advances	$178.5
Specified deferred servicing fee	4.1
Specified MSR value less borrowings	674.3
Specified unrestricted cash balances	123.1
Specified advance facility reserves	11.0
Specified loan value	69.3
Specified residual value	—
Total	$1,060.3

Note 13 – Other Liabilities

	September 30, 2023	December 31, 2022
Contingent loan repurchase liability	$275.5	$289.9
Other accrued expenses	58.6	75.9
Due to Rithm - Advance collections, servicing fees and other	55.1	64.4
Checks held for escheat	53.5	48.1
Liability for indemnification obligations	41.2	43.8
Servicing-related obligations	39.3	40.1
Derivatives, at fair value	24.3	15.7
Lease liability	13.5	16.6
Liability for uncertain tax positions	11.8	10.9
Accrued interest payable	11.3	13.7
Derivative related payables	10.6	6.0
Accrued legal fees and settlements	9.8	42.2
Liability for unfunded pension obligation and India gratuity plan	9.0	9.3
Income taxes payable	7.1	6.2
Mortgage insurance premium payable	5.0	5.0
MSR purchase price holdback	4.1	13.9
Excess servicing fee spread payable	3.6	3.4
Other	5.9	3.4
	$639.2	$708.5

Note 14 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the nine months ended September 30, 2023 and 2022.

	September 30, 2023			December 31, 2022
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	Oct. 2023	$15.0	$—	Jan. 2023	$20.0	$0.1
Reverse loans IRLCs	Nov. - Dec. 2023	20.2	0.4	Jan. 2023	13.8	0.6
TBA forward MBS trades	Oct. - Dec. 2023	1,244.0	11.0	Jan. - Mar. 2023	804.0	6.6
Forward sales of Forward loans	Oct. - Nov. 2023	189.0	1.4	Jan. 2023	100.0	0.4
Interest rate swap futures	Dec. 2023	335.0	0.8	N/A	—	—
Total		$1,803.2	$13.6		$937.8	$7.7
Derivative Liabilities (Other liabilities)
Forward loans IRLCs	Oct. 2023-Feb. 2024	$916.9	$(1.6)	Jan. - Apr. 2023	$540.1	$(1.3)
Forward sales of Reverse loans	Oct. 2023	31.6	(0.1)	Jan. 2023	20.0	(0.1)
TBA forward MBS trades	Oct. -Dec. 2023	863.0	(10.0)	Jan. - Feb. 2023	85.0	(0.7)
Forward sales of Forward loans	Oct. - Nov. 2023	10.0	—	N/A	—	—
Interest rate swap futures	Dec. 2023	915.0	(11.0)	Jan. 2023	670.0	(13.6)
Interest rate option contracts	Oct. -Nov. 2023	900.0	(1.4)	N/A	—	—
Other	N/A	27.2	(0.2)	N/A	56.4	(0.1)
Total		$3,663.7	$(24.3)		$1,371.4	$(15.7)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial Statement Line
Gain (Loss)	2023	2022	2023	2022
Derivative Instruments
Forward loans IRLCs	$(2.7)	$(18.0)	$(0.2)	$(28.8)	Gain on loans held for sale, net
Reverse loans IRLCs	0.1	(0.3)	(0.2)	(1.4)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Reverse loans IRLCs (Equity IQ loans)	—	0.3	—	—	Gain on loans held for sale, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	1.0	—	1.0	—	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	33.1	48.4	37.9	124.6	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging reverse pipeline trades)	—	(0.1)	—	(0.2)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Interest rate swap futures, TBA trades and interest rate option contracts	(68.6)	(23.8)	(119.7)	(107.5)	MSR valuation adjustments, net
Forward sales of Reverse loans	(0.2)	(0.5)	(0.2)	(0.3)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	(0.1)	—	0.2	0.9	Other, net
Total	$(37.3)	$6.0	$(81.3)	$(12.7)

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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 15 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations, respectively. See above description of inter-segment derivatives.

Note 15 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mortgage loan financing facilities	$26.0	$10.8	$59.4	$24.6
MSR financing facilities	16.6	13.8	51.9	30.2
OFC Senior Secured Notes (1)	11.0	10.6	32.6	31.5
Advance match funded liabilities	9.9	5.0	31.0	10.5
PMC Senior Secured Notes	7.8	7.7	23.3	24.0
Escrow	3.1	2.4	6.6	5.4
	$74.3	$50.4	$204.8	$126.1
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.4 million and $7.1 million during the three and nine months ended September 30, 2023, respectively, and $2.0 million and $5.9 million for the three and nine months ended September 30, 2022, respectively.

Note 16 – Basic and Diluted Earnings per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the nine months ended September 30, 2023, we have excluded the effect of all stock options, common stock awards and warrants from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings (loss) per share
Net income (loss)	$8.5	$36.9	$(16.2)	$105.4

Weighted average shares of common stock	7,677,008	8,530,209	7,621,569	8,998,298

Basic earnings (loss) per share	$1.10	$4.33	$(2.13)	$11.71

Diluted earnings (loss) per share
Net income (loss)	$8.5	$36.9	$(16.2)	$105.4

Weighted average shares of common stock	7,677,008	8,530,209	7,621,569	8,998,298
Effect of dilutive elements
Common stock warrants	174,712	131,092	—	136,471
Stock option awards	—	—	—	24
Common stock awards	208,358	205,624	—	161,064
Dilutive weighted average shares of common stock	8,060,078	8,866,925	7,621,569	9,295,857

Diluted earnings (loss) per share	$1.05	$4.17	$(2.13)	$11.34

Stock options and common stock awards excluded from the computation of diluted earnings per share
Anti-dilutive (1)	64,870	271,933	61,425	276,988
Market-based (2)	61,354	68,236	61,354	68,236
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.

Note 17 – Business Segment Reporting
Our business segments reflect the internal reporting that we use to evaluate our operating and financial performance and to assess the allocation of our resources. Our reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the nine months ended September 30, 2023, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Financial information for our segments is as follows:

	Three Months Ended September 30, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$236.9	$0.8	$—	$—	$237.8
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(6.1)	5.7	—	—	(0.4)
Gain on loans held for sale, net (1)	(0.8)	9.0	—	—	8.2
Other revenue, net	1.2	5.5	3.2	—	10.0
Revenue	231.3	21.0	3.2	—	255.5

MSR valuation adjustments, net (1)	(21.0)	4.6	—	—	(16.4)

Operating expenses	71.2	22.3	16.5	—	110.0

Other income (expense):
Interest income	5.9	18.7	1.2	—	25.9
Interest expense	(43.3)	(20.0)	(11.0)	—	(74.3)
Pledged MSR liability expense	(76.5)	—	—	—	(76.5)
Earnings of equity method investee	2.8	—	—	—	2.8
Gain on extinguishment of debt	—	—	1.2	—	1.2
Other	1.2	(0.1)	0.2	—	1.3
Other expense, net	(109.9)	(1.5)	(8.3)	—	(119.7)

Income (loss) before income taxes	$29.3	$1.9	$(21.6)	$—	$9.5

	Three Months Ended September 30, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$215.0	$0.6	$—	$—	215.6
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(3.6)	10.5	—	—	6.9
Gain (loss) on loans held for sale, net (1)	0.2	20.7	—	(2.0)	18.9
Other revenue, net	0.3	6.5	1.5	—	8.3
Revenue	211.8	38.3	1.5	(2.0)	249.7

MSR valuation adjustments, net (1)	22.3	3.6	—	2.0	27.9

Operating expenses (2)	86.1	33.3	22.1	—	141.4

Other income (expense):
Interest income	2.9	10.4	0.5	—	13.7
Interest expense	(30.9)	(8.9)	(10.6)	—	(50.4)
Pledged MSR liability expense	(65.7)	—	—	—	(65.6)
Earnings of equity method investee	3.3	—	—	—	3.3
Gain (loss) on extinguishment of debt	—	—	—	—	—
Other	(2.7)	(0.6)	(0.9)	—	(4.3)
Other income (expense), net	(93.1)	0.8	(11.0)	—	(103.2)

Income (loss) before income taxes	$55.0	$9.5	$(31.5)	$—	$33.0

	Nine Months Ended September 30, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$705.9	$1.6	$—	$—	$707.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	3.9	17.7	—	—	21.5
Gain on loans held for sale, net (1)	13.0	23.3	—	—	36.3
Other revenue, net	2.0	12.6	9.4	—	24.0
Revenue	724.8	55.2	9.4	—	789.4

MSR valuation adjustments, net (1)	(142.4)	8.2	—	—	(134.2)

Operating expenses	230.5	62.1	15.8	—	308.4

Other income (expense):
Interest income	16.0	40.8	3.4	—	60.2
Interest expense	(128.2)	(44.0)	(32.6)	—	(204.8)
Pledged MSR liability expense	(219.9)	—	0.1	—	(219.8)
Earnings of equity method investee	5.9	—	—	—	5.9
Gain on extinguishment of debt	—	—	1.2	—	1.2
Other	(2.2)	(0.1)	0.5	—	(1.9)
Other expense, net	(328.4)	(3.4)	(27.4)	—	(359.2)

Income (loss) before income taxes	$23.5	$(2.2)	$(33.8)	$—	$(12.5)

	Nine months ended September 30, 2022
Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Servicing and subservicing fees	$641.7	$1.6	$—	$—	$643.3
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(34.5)	51.9	—	—	17.4
Gain (loss) on loans held for sale, net (1)	(14.0)	46.1	—	(15.4)	16.7
Other revenue, net	1.1	20.0	5.0	—	26.1
Revenue	594.3	119.6	5.0	(15.4)	703.4

MSR valuation adjustments, net (1)	62.7	7.3	—	15.4	85.4

Operating expenses (2)	242.9	122.0	47.9	—	412.8

Other income (expense):
Interest income	9.9	19.9	0.7	—	30.6
Interest expense	(76.3)	(18.3)	(31.5)	—	(126.1)
Pledged MSR liability expense	(188.4)	—	0.1	—	(188.3)
Earnings of equity method investee	19.3	—	—	—	19.3
Gain on extinguishment of debt	—	—	0.9	—	0.9
Other	(6.3)	(1.7)	(0.6)	—	(8.6)
Other expense, net	(241.8)	(0.1)	(30.5)	—	(272.3)

Income (loss) before income taxes	$172.3	$4.8	$(73.4)	$—	$103.7
(1)Corporate Eliminations includes inter-segment derivatives eliminations of $2.0 million and $15.4 million for the three and nine months ended September 30, 2022, respectively, reported as Gain on loans held for sale, net in Originations with a corresponding offset in MSR valuation adjustments, net in Servicing. No such derivatives eliminations were recognized during the three and nine months ended September 30, 2023.
(2)Included in Professional services expense are reimbursements received from mortgage loan investors related to prior year legal expenses and payments received following resolution of legacy litigation matters of $4.3 million (Servicing) and $25.3 million ($18.4 million Servicing and $6.9 million Corporate) during the three and nine months ended September 30, 2022, respectively.

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
September 30, 2023	$11,900.5	$842.5	$268.7	$13,011.7
December 31, 2022	$11,535.0	$570.5	$293.7	$12,399.2
September 30, 2022	$11,322.6	$731.1	$306.4	$12,360.1

Depreciation and Amortization Expense	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Three months ended September 30, 2023
Depreciation expense	$0.2	$—	$1.3	$1.5
Amortization of debt issuance costs and discount	3.1	—	2.8	5.9
Amortization of intangibles	1.2	—	—	1.2

Three months ended September 30, 2022
Depreciation expense	$0.2	$0.1	$2.1	$2.5
Amortization of debt issuance costs and discount	0.2	—	2.2	2.4
Amortization of intangibles	1.2	—	—	1.2

Nine months ended September 30, 2023
Depreciation expense	$0.6	$0.2	$4.1	$4.9
Amortization of debt issuance costs and discount	3.8	—	8.2	12.0
Amortization of intangibles	4.2	—	—	4.2

Nine months ended September 30, 2022
Depreciation expense	$0.7	$0.3	$6.7	$7.6
Amortization of debt issuance costs and discount	0.6	—	6.9	7.5
Amortization of intangibles	3.3	—	—	3.3

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
We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, liquidity requirements, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. PMC’s minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers were updated by the GSEs and Ginnie Mae effective September 30, 2023, including the following:

	GSEs	Ginnie Mae
Minimum tangible net worth	•$2.5 million plus 0.35% of the Ginnie Mae servicing portfolio, plus 0.25% of the GSE and other single family servicing portfolios
•$2.5 million plus 0.35% of the Ginnie Mae total effective single-family outstanding obligations, as defined, plus 0.25% of the GSE and other servicing portfolios, and
•$5.0 million plus 1.0% of the Ginnie Mae total effective HMBS outstanding obligations, as defined

Minimum liquidity
•0.15%* of the outstanding Ginnie Mae single-family servicing UPB, plus
•0.09%* of the outstanding GSE single-family servicing UPB with scheduled/scheduled or scheduled/actual remittance types, plus
•0.055%* of the outstanding GSE single-family servicing UPB, with actual/actual remittance types, plus
•0.035% of the outstanding other servicing UPB

(*) includes a 0.05% and 0.02% supplemental liquidity requirements for Ginnie Mae and GSEs, respectively due to PMC status as a large non-depository seller/servicer

•0.10% of the outstanding Ginnie Mae single-family servicing UPB plus
•0.07% of the outstanding GSE single-family servicing UPB, if PMC remits the principal or interest, or both, as scheduled, regardless of whether principal or interest has been collected from the borrower, plus
•0.035% of the outstanding GSE single-family servicing UPB, if PMC remits the principal and interest only as actually collected from the borrower and the outstanding non-Agency single-family servicing UPB, and
•20% of minimum net worth required for HMBS issuer (defined above)

We believe our licensed entities were in compliance with all of their minimum net worth requirements at September 30, 2023. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations referenced above are mostly based on the UPB of assets serviced by PMC. Under the applicable formula, the required minimum net worth was $445.7 million at September 30, 2023. PMC’s adjusted net worth was $567.0 million at September 30, 2023. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PMC and the required minimum liquidity was $106.3 million at September 30, 2023. PMC’s liquid assets were $178.0 million at September 30, 2023.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PMC would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of September 30, 2023. We are currently evaluating the potential impacts of Ginnie Mae’s risk-based capital requirements, the costs and benefits of achieving compliance, and possible courses of action involving external investor solutions, structural solutions or exiting Ginnie Mae forward originations and owned servicing activities. If we are unable to identify and execute a cost-effective solution that allows us to continue these businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results could be negatively impacted. As of September 30, 2023, our forward owned servicing portfolio included government-insured loans with a UPB of $16.6 billion, 8% of our total forward owned MSRs or 6% of our total UPB serviced and subserviced.
New York Department of Financial Services (NY DFS). We operate pursuant to certain regulatory requirements with the NY DFS, including obligations arising under a consent order entered into in March 2017 (the NY Consent Order) and the terms of the NY DFS’ conditional approval in September 2018 of our acquisition of PHH. The conditional approval restricts our ability to acquire MSRs with respect to New York loans, so that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year. This restriction will remain in place until the NY DFS determines that all loans serviced on the Ocwen legacy REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We transferred all loans onto Black Knight MSP in 2019 and have not serviced any loans on the REALServicing system since then. We continue to work with the NY DFS to address matters they raise with us as well as to fulfill our commitments under the NY Consent Order and PHH acquisition conditional approval. We believe we have complied with all terms of the PHH acquisition conditional approval and the NY Consent Order to date.
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

Note 19 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at September 30, 2023. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the nine months ended September 30, 2023, we funded $198.6 million out of the $1.8 billion borrowing capacity as of December 31, 2022. We also had short-term commitments to lend $916.9 million and $20.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2023. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at September 30, 2023.

Securitized HECM loans at less than 92% MCA	$7,053.3
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	211.9
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	222.9
Total Securitized HECM loans UPB	$7,488.1
For the nine months ended September 30, 2023 and 2022, we repurchased loans from Ginnie Mae securitizations in the amount of $224.9 million and $154.3 million, respectively. Activity with regard to HMBS repurchases for the nine months ended September 30, 2023 is as follows:

	Active	Inactive	Total
Beginning balance	$70.7	$107.7	$178.4
Additions	159.3	65.6	224.9
Recoveries, net (1)	(187.9)	(42.2)	(230.1)
Transfers	3.8	(3.8)	—
Changes in value	0.3	(3.4)	(3.2)
Ending balance	$46.2	$123.9	$170.0
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
For the nine months ended September 30, 2023, servicing and subservicing fees from Rithm amounted to $175.1 million, or 32% of total servicing and subservicing fees (excluding ancillary income). As of September 30, 2023, our servicing portfolio included a significant client relationship with Rithm which represented 16% and 26% of our total servicing portfolio UPB and loan count, respectively, and approximately 68% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with Rithm are in their second terms that end December 31, 2023, but they provide for automatic one-year renewals, unless Ocwen (by July 1, 2023) or Rithm (by October 1, 2023) provide advance notice of termination. Ocwen did not provide notice of termination on July 1, 2023. Ocwen and Rithm agreed to extend certain of Rithm’s termination rights through November 1, 2023. Rithm did not provide notice of termination on November 1, 2023. Accordingly, the servicing agreements with Rithm are extended through December 31, 2024, with subsequent, automatic one-year renewals. If Rithm exercises its right to terminate all or some of the agreements (for convenience by October 2024 or for cause at any time), we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm servicing agreements. The impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — Other Financing Liabilities, at Fair Value. Receivables and Other liabilities recorded on our consolidated balance sheets are disclosed in Note 9 – Receivables and Note 13 – Other Liabilities, respectively.
In addition, for the nine months ended September 30, 2023, servicing and subservicing fees from MAV amounted to $54.9 million or 10% of total servicing and subservicing fees (excluding ancillary income). As of September 30, 2023, our servicing portfolio with MAV represented 19% and 15% of our total servicing portfolio UPB and loan count, respectively. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024. See Note 10 - Investment in Equity Method Investee and Related Party Transactions and Note 8 — Other Financing Liabilities, at Fair Value.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $9.8 million at September 30, 2023. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2023.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending class actions challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, including Forest v. PHH Mortg. Corp., et al. (D. RI), in which the court in August 2023 granted preliminary approval of the parties’ settlement agreement, and Jones v. PHH Mortg. Corp., et al. (D. NJ), which we have filed a motion to dismiss. In addition, between November 2022 and June 2023, we settled the previously disclosed cases of Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. CA), Thacker v. PHH Mortg. Corp., et al. (N.D. WV) and Williams v. PHH Mortg. Corp., et al. (S.D. TX).
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $9.8 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. Trial is scheduled for November 27, 2023. However, in October 2023, the parties reached a tentative settlement to resolve the lawsuit.

The plaintiff’s deadline to file a motion for preliminary approval of the proposed settlement is December 11, 2023. If the proposed settlement is not ultimately approved, Ocwen will vigorously defend itself. Ocwen is unable to predict the outcome of this lawsuit, the possible loss or range of loss, if any, associated with the resolution of such lawsuit or the potential impact on us or our operations. If our efforts to settle or defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
We are currently involved in a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC). See HSBC Bank USA, N.A. v. PHH Mortgage Corp. (Supreme Court of the State of New York). HSBC’s claims relate to alleged breaches of agreements entered into under a prior subservicing arrangement and origination assistance agreement. In its complaint, HSBC also asserted a claim for fraud, which was dismissed by the Court. PHH has answered the complaint and has asserted counterclaims against HSBC for breach of contract. We believe we have strong factual and legal defenses to the remaining claims and are vigorously defending the action. Ocwen is currently unable to predict the outcome of this dispute or estimate the size of any loss which could result from a potential resolution reached through litigation or otherwise.
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
Ocwen has, however, been impleaded as a third-party defendant into five consolidated loan repurchase cases first filed against Nomura Credit & Capital, Inc. in 2012 and 2013. Ocwen is vigorously defending itself in those cases against allegations by the mortgage loan seller-defendant that Ocwen failed to inform its contractual counterparties that it had discovered defective loans in the course of servicing them and had otherwise failed to service the loans in accordance with accepted standards. In September 2023, the Court granted in part Ocwen’s motion for summary judgment, dismissing Nomura’s “failure to notify” claim in its entirety; the Court, however, denied Ocwen’s motion with respect to Nomura’s second claim alleging failure to service loans in accordance with accepted standards. We are currently considering our appellate options. The scope of any resulting trial is uncertain, and thus Ocwen is unable at this time to predict the ultimate outcome of these matters, the possible loss or range of loss, if any, associated with the resolution of these matters or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, reputation, financial condition, liquidity and results of operations could be adversely affected.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB sought consumer relief, disgorgement of allegedly improper gains, and civil money penalties. As previously disclosed, following numerous pre-trial proceedings, in May 2023 the court entered final judgment granting Ocwen’s motion for summary judgment, denied all pending motions as moot, and closed the case. The CFPB did not appeal the court’s order and therefore the case will remain closed. Our prior accrual with respect to this matter was reversed in the three months ended June 30, 2023.
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
At September 30, 2023 and September 30, 2022, we had outstanding representation and warranty repurchase demands of $47.7 million UPB (176 loans) and $53.3 million UPB (280 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Nine Months Ended September 30,
	2023	2022
Beginning balance (1)	$41.6	$49.4
Provision for (reversal of) representation and warranty obligations	2.9	1.8
New production liability	1.3	2.3
Charge-offs and other (2)	(8.3)	(2.7)
Ending balance (1)	$37.5	$50.8
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2023.
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

Note 21 – Subsequent Events
On October 5, 2023, we repurchased a total of $1.1 million of the PMC Senior Secured Notes in the open market for a price of $1.0 million and recognized a $0.1 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
Rithm did not provide notice of termination by November 1, 2023, the notice deadline for certain of Rithm’s servicing agreements. Accordingly, all Rithm servicing agreements are extended for another year through December 31, 2024. Refer to Note 8 — Other Financing Liabilities, at Fair Value.
As previously disclosed, on November 2, 2022, Ocwen and Oaktree increased the maximum aggregate capital contributions to MAV Canopy by up to $250.0 million during the period ending May 2, 2024 (the Commitment Period), subject to extension. On November 1, 2023, Ocwen and Oaktree agreed to extend the Commitment Period through May 2, 2025, subject to an additional one-year extension by mutual agreement. As a result of the extension of the Commitment Period, MAV’s right of first offer to purchase certain GSE MSRs sold by PMC and Ocwen’s reciprocal right of first offer to purchase certain GSE MSRs sold by MAV which were acquired under MAV’s own first offer rights will remain in effect until May 2, 2025 or, if earlier, the date that MAV has been fully funded. No other contractual provisions of the MAV Canopy governing agreements were modified. Extension of the Commitment Period does not impact the date at which MAV is permitted to sell MSRs, in whole or in part, without Ocwen’s consent, which remains May 3, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH Mortgage is one of the largest servicers in the country, focused on delivering a variety of servicing and lending programs. Liberty is one of the nation’s largest reverse mortgage lenders dedicated to education and providing loans that help customers meet their personal and financial needs. We serviced 1.4 million loans with a total UPB of $295.7 billion on behalf of more than 3,800 investors and 117 subservicing clients as of September 30, 2023. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel in the third quarter of 2023 compared with the preceding quarter, and the nine months ended September 30, 2023 compared with the corresponding period of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In the third quarter of 2023, we added $16.0 billion of new volume, with $8.3 billion of new subservicing and $7.5 billion of non-bulk new servicing, as further detailed in the below table.

$ in billions	UPB
	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	0.1	$0.1	0.3	$1.1
Correspondent MSR (1)	4.3	2.6	9.4	11.7
Flow and Agency Cash Window MSR purchases (2)	3.0	1.8	6.6	9.3
Reverse mortgage servicing (3)	0.2	0.2	0.5	1.3
Total servicing	7.5	4.7	16.7	23.4
Bulk purchases (2)	0.1	—	0.3	4.3
Bulk purchases - reverse (2)	—	0.1	0.1	0.2
Total servicing additions	7.6	4.8	17.1	28.0
Interim forward subservicing	2.0	1.7	4.9	10.7
Other new forward subservicing	5.2	0.9	17.6	13.1
Reverse subservicing	1.2	—	1.3	13.2
Total Subservicing additions (4)	8.3	2.6	23.8	37.0
Total servicing and subservicing UPB additions	$16.0	$7.4	40.9	$65.0
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

The following table summarizes the average volume of our Servicing segment during the third quarter of 2023 compared with the preceding quarter, and the nine months ended September 30, 2023 compared with the corresponding period of the prior year. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the gross revenue and expenses, and their timing.

$ in billions	Average UPB				$ Change
	Three Months Ended		Nine Months Ended		Q3 2023 vs Q2 2023	YTD 2023 vs YTD 2022
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
Owned MSR	$120.1	$126.0	$124.4	$120.8	$(5.9)	$3.6
Rithm (formerly NRZ) and others	54.7	50.1	51.1	52.8	4.6	(1.7)
MAV	51.7	50.3	50.7	41.1	1.4	9.6
Subservicing (including interim subservicing)	56.3	58.0	58.1	56.6	(1.8)	1.5
Reverse mortgage loans (owned)	7.9	7.7	7.7	7.3	0.1	0.4
Commercial and other servicing	1.2	1.0	1.0	0.9	0.2	0.1
Total serviced and subserviced UPB (average)	$291.8	$293.1	$292.9	$279.4	$(1.3)	$13.5
As of September 30, 2023 and June 30, 2023, the total serviced and subserviced UPB amounted to $295.7 billion and $288.5 billion, respectively, a net increase of $7.1 billion or 2%.
The following table presents key market interest rates and respective changes in the periods presented. As further discussed, the 30-year fixed rate mortgage is a key driver of the Originations volumes, the 10-year Treasury rate is a key benchmark for MSR valuation and hedging activities, and the 1-month SOFR is a key benchmark for the profitability of our Servicing segment (including float earnings and asset-backed financing cost). In the third quarter of 2023, interest rates continued to rise at historically high levels following the decision of the Federal Reserve to continue to raise its federal funds target rate (+25 basis points in July 2023), the increased uncertainties associated with the economic and geopolitical environments, and the volatility in financial markets.

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
30-year fixed rate mortgage (1)
End of period	7.31%	6.71%	7.31%	6.70%
Period change (percentage points)	0.60	0.39	0.89	3.59

10-year Treasury rate
End of period	4.59%	3.81%	4.59%	3.83%
Period change (percentage points)	0.78	0.33	0.71	2.31

Average 1-month SOFR	5.29%	5.04%	4.99%	1.19%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey

Financial Highlights
Results of operations for the third quarter of 2023
•Net income of $8.5 million, or $1.10 per share basic and $1.05 per share diluted
•Servicing and subservicing fee revenue of $237.8 million
•Originations gain on sale of $9.0 million
•$14.5 million MSR valuation gain in Servicing attributable to rate and assumption changes, net of hedging
Financial condition at the end of the third quarter of 2023
•Stockholders’ equity of $445.1 million, or $57.98 book value per common share
•MSR investment of $2.9 billion, up $194.6 million, with a mostly unchanged average serviced and subserviced UPB as compared with the previous quarter
•Cash position of $194.0 million
•Total assets of $13.0 billion
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

Condensed Results of Operations	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Revenue	$255.5	$272.0	(6)%	789.4	$703.4	12%
MSR valuation adjustments, net	(16.4)	(48.9)	(67)	(134.2)	85.4	(257)
Operating expenses	110.0	84.3	30	308.4	412.8	(25)
Other income (expense), net	(119.7)	(122.5)	(2)	(359.2)	(272.3)	32
Income (loss) before income taxes	9.5	16.3	(42)	(12.5)	103.7	(112)
Income tax expense (benefit)	1.0	0.9	16	3.8	(1.6)	(331)
Net income (loss)	$8.5	$15.5	(45)%	$(16.2)	$105.4	(116)%

Segment income (loss) before income taxes
Servicing	$29.3	$7.1	310%	$23.5	$172.3	(86)%
Originations	1.9	(1.3)	(238)	(2.2)	4.8	(145)
Corporate Items and Other	(21.6)	10.5	(305)	(33.8)	(73.4)	(54)
	$9.5	$16.3	(42)%	$(12.5)	$103.7	(112)%
Ocwen reported $8.5 million net income in the third quarter of 2023, a decline of $7.0 million as compared to the $15.5 million net income in the second quarter of 2023, mostly driven by the following:
•A $16.5 million decrease in revenue, primarily due to the $15.7 million gains recognized in the second quarter of 2023 on reverse loan buyouts opportunistically acquired at a discount.
•A $32.5 million lower loss on MSR valuation adjustments, net primarily due to favorable rate and assumption updates, net of hedging, mostly driven by a higher increase in market interest rates in the current quarter vs. the prior quarter and a lower hedge coverage ratio.
•A $25.7 million increase in operating expenses, primarily due to the reversal of our accrual related to the CFPB matter resolved during the second quarter of 2023 partially offset by lower Servicing expense in the third quarter of 2023.
•A $2.8 million decrease in Other income (expense), net, including a $1.2 million gain on extinguishment of the $13.9 million PMC Senior Secured Notes repurchased in the third quarter of 2023.
Total Revenue
The below table presents revenue by segment:

Revenue	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Servicing	$231.3	$248.5	(7)%	$724.8	$594.3	22%
Originations	21.0	19.3	9	55.2	119.6	(54)
Corporate	3.2	4.2	(24)	9.4	5.0	89
Total segment revenue (1)	$255.5	$272.0	(6)%	$789.4	$718.8	10%
(1)Refer to Note 17 – Business Segment Reporting. for a reconciliation to Total revenue for the nine months ended September 30, 2022.
Total segment revenue for the three months ended September 30, 2023 decreased $16.5 million, or 6% as compared to the three months ended June 30, 2023, mostly due to a $17.2 million decrease in Servicing revenue and a $1.7 million increase in Originations revenue.
•The decrease in Servicing revenue is mostly due to $15.7 million gains recognized in the second quarter of 2023 on reverse loan buyouts opportunistically acquired at a discount.
•The increase in Originations revenue is mostly driven by a $1.5 million increase in correspondent and broker fees with higher origination volume.
As compared to the nine months ended September 30, 2022, total segment revenue for the nine months ended September 30, 2023 was $70.6 million or 10% higher, primarily due to a $130.6 million increase in Servicing revenue offset by a $64.4 million decrease in Originations revenue.

•The increase in Servicing revenue is mostly due to a $67.6 million increase in float earnings due to higher interest rates, $38.4 million increase in unrealized fair value gains on the reverse loans held for investment and HMBS-related borrowings, net attributable to less significant market rate increase and yield spread tightening in the current period as compared to the same period of the prior year, $15.7 million total gains on reverse loan buyouts opportunistically acquired at a discount in June 2023, and an $8.8 million loss reported in the second quarter of 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program.
•The decrease in Originations revenue is primarily driven by a decline in volume in our different channels due to drastic interest rate increases. Our reverse channels reported a $34.2 million decrease in gains with a 60% decline in volume, our forward channels reported a $22.8 million decrease in gains on sale, driven by lower recapture volume offset in part by higher margin, and a $7.4 million decrease in fees primarily due to the decline in volume.
MSR Valuation Adjustments, Net
Refer to the Servicing and Originations segments for a discussion and analysis of MSR valuation adjustments, net and Note 17 – Business Segment Reporting for a reconciliation to the segments.
Operating Expenses

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Compensation and benefits	$55.7	$57.7	(4)%	$171.4	$223.2	(23)%
Servicing and origination	15.5	17.6	(12)	48.8	52.3	(7)
Technology and communications	13.1	13.0	—	39.5	44.0	(10)
Professional services	13.5	(16.9)	(180)	9.9	38.0	(74)
Occupancy and equipment	7.7	7.7	—	24.2	32.1	(25)
Other expenses	4.6	5.1	(11)	14.7	23.2	(37)
Total operating expenses	$110.0	$84.3	30%	$308.4	$412.8	(25)%

Average headcount	4,630	4,666	(1)%	4,700	5,619	(16)%
Compensation and benefits expense for the three months ended September 30, 2023 decreased $2.0 million, as compared to the three months ended June 30, 2023, mostly due to a decrease in the fair value of cash-settled share-based awards in the quarter following the decline of our common stock price, as compared to an increase in the prior quarter.
As compared to the nine months ended September 30, 2022, Compensation and benefits expense for the nine months ended September 30, 2023 decreased $51.8 million, or 23% largely due to a $41.3 million decrease in salaries and benefits. Our total average headcount declined 16% (including a 37% decline in total average U.S. based headcount), driven by a 54% decline in Originations average headcount as part of our efforts to right size resources to market opportunities, and a 27% reduction in our average U.S. based Servicing headcount, reflecting our goal to improve efficiencies and create an industry leading cost structure. Severance expense decreased by $8.5 million. In addition, commissions decreased by $9.8 million due to lower production volume and headcount in our Originations segment. Offsetting in part was a $10.3 million increase in incentive compensation primarily due to an increase in expense for cash-settled share-based awards driven by the increase in our common stock price, new awards, and lower expense recognized in the first quarter of 2022 due to forfeitures.
Servicing and origination expense for the three months ended September 30, 2023 decreased $2.1 million, as compared to the three months ended June 30, 2023, mostly due to a decrease in Servicing expense. Refer to the Servicing segment discussion.
As compared to the nine months ended September 30, 2022, Servicing and origination expense for the nine months ended September 30, 2023 decreased $3.5 million, with a reduction in Origination expense partially offset by an increase in our CR Limited (CRL) claim loss reserve reported in the Corporate segment.
Professional services expense for the three months ended September 30, 2023 increased $30.4 million, as compared to the three months ended June 30, 2023, primarily due to the reversal of our accrual related to the CFPB matter resolved during the second quarter.
As compared to the nine months ended September 30, 2022, Professional services expense for the nine months ended September 30, 2023 decreased $28.2 million. The expense decrease is primarily due to the reversal of our accrual related to the

CFPB matter resolved during the second quarter of 2023, a reduction in expenses related to other legal matters and a decrease in other professional fees driven by our cost saving initiatives including the reduction of outsourced resources and insurance cost. These decreases in expense were partially offset by lower recoveries of prior year expenses in the nine months ended September 30, 2023 vs. the nine months ended September 30, 2022.
Technology and communications expense for the three months ended September 30, 2023 was mostly flat as compared to the three months ended June 30, 2023. As compared to the nine months ended September 30, 2022, Technology and communication expense for the nine months ended September 30, 2023 decreased $4.5 million mainly due to lower Originations volume, reduced headcount and cost reduction initiatives.
Occupancy and equipment expense was unchanged for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 and declined $7.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The expense reduction was primarily due to our exit or downsize of certain leased office facilities in the second half of 2022, including our exit from our New Jersey leased office facility, and lower mailing costs in our Originations segment due to lower production volumes.
Other expenses for the three months ended September 30, 2023 remained mostly flat as compared to the three months ended June 30, 2023. As compared to the nine months ended September 30, 2022, Other expenses for the nine months ended September 30, 2023 decreased $8.5 million mainly due to a $4.7 million decrease in advertising expense in our Originations segment due to lower production volumes and a $1.9 million decline in bank charges due to higher earnings credits as a result of higher interest rates.
Other Income (Loss)

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Net interest expense	$(48.5)	$(48.0)	1%	$(144.6)	$(95.5)	51%
Pledged MSR liability expense	(76.5)	(73.0)	5	(219.8)	(188.3)	17
Gain on extinguishment of debt	1.2	—	n/m	1.2	0.9	29
Earnings of equity method investee	2.8	2.9	(3)	5.9	19.3	(69)
Other, net	1.3	(4.4)	(130)	(1.9)	(8.6)	(78)
Other income (expense), net	$(119.7)	$(122.5)	(2)%	$(359.2)	$(272.3)	32%
Net interest expense for three months ended September 30, 2023 remained flat as compared to the three months ended June 30, 2023, with higher interest income due to a higher loan balance largely offset by higher interest expense to finance such loan balance increase.
As compared to the nine months ended September 30, 2022, Net interest expense for the nine months ended September 30, 2023 increased $49.1 million, primarily due to higher cost of funds of our servicing asset-backed financing facilities driven by a more than 300 basis points increase in market interest rates, and the repayment of a lower cost servicing advance facility during the third quarter of 2022.
Other, net expense for the three months ended September 30, 2023 decreased $5.7 million, as compared to the three months ended June 30, 2023, largely due to a decrease in early payoff protection expense in connection with our MSR sale transactions. As compared to the nine months ended September 30, 2022, Other, net expense for the nine months ended September 30, 2023 decreased $6.8 million driven by a decrease in early payoff protection expense, among other factors.
Refer to Servicing segment for discussion and analysis of Pledged MSR liability expense and Earnings of equity method investee.

Income Tax Benefit (Expense)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2023	2023		2023	2022
Income tax expense (benefit)	$1.0	$0.9	16%	$3.8	$(1.6)	(331)%
Income (loss) before income taxes	$9.5	$16.3	(42)	$(12.5)	$103.7	(112)
Effective tax rate	10.8%	5.4%	100%	(30.3)%	(1.5)%	n/m
Our effective tax rate for the periods indicated in the table above differs from the federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. The U.S. jurisdiction is in a cumulative loss position for the three-year period ended September 30, 2023. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, and the impact of tax planning strategies that may be implemented, if warranted. We evaluated all positive and negative evidence and determined that a full valuation allowance at September 30, 2023 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions and changes in uncertain tax positions. Also refer to Note 19 - Income Taxes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details on deferred tax assets.
Income tax expense for three months ended September 30, 2023 remained flat as compared to the three months ended June 30, 2023. As compared with the nine months ended September 30, 2022, income tax expense for the nine months ended September 30, 2023 increased by $5.4 million primarily due to the recognition of an income tax benefit in the nine months ended September 30, 2022 related to the favorable resolution of uncertain tax positions. The decline in the effective tax rate is primarily due to the $116.2 million decrease in pre-tax earnings in the nine months ended September 30, 2023 compared to the same period in 2022, as well as the $5.4 million increase in income tax expense in the nine months ended September 30, 2023 compared to the same period in 2022.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	September 30, 2023	December 31, 2022	$ Change	% Change
Cash	$194.0	$208.0	$(14.0)	(7)%
Restricted cash	71.8	66.2	5.7	9
MSRs, at fair value	2,859.8	2,665.2	194.6	7
Advances, net	564.6	718.9	(154.3)	(21)
Loans held for sale	948.3	622.7	325.5	52
Loans held for investment, at fair value	7,783.5	7,510.8	272.7	4
Receivables	164.7	180.8	(16.1)	(9)
Investment in equity method investee	39.5	42.2	(2.7)	(6)
Premises and equipment, net	16.1	20.2	(4.1)	(20)
Other assets	369.3	364.2	5.1	1
Total assets	$13,011.7	$12,399.2	$612.5	5%

Total Assets by Segment
Servicing	$11,900.5	$11,535.0	$365.4	3%
Originations	842.5	570.5	272.1	48
Corporate Items and Other	268.7	293.7	(25.0)	(9)
	$13,011.7	$12,399.2	$612.5	5%

HMBS-related borrowings, at fair value	$7,613.6	$7,326.8	$286.8	4%
Other financing liabilities, at fair value	1,380.3	1,137.4	243.0	21
Advance match funded liabilities	403.0	513.7	(110.6)	(22)
Mortgage loan financing facilities, net	1,034.7	702.7	331.9	47
MSR financing facilities, net	901.7	953.8	(52.1)	(5)
Senior notes, net	594.1	599.6	(5.5)	(1)
Other liabilities	639.2	708.5	(69.3)	(10)
Total liabilities	12,566.6	11,942.5	624.1	5%

Total stockholders’ equity	445.1	456.7	(11.6)	(3)

Total liabilities and equity	$13,011.7	$12,399.2	$612.5	5%

Total Liabilities by Segment
Servicing	$11,427.9	$11,049.0	$378.9	3%
Originations	844.3	544.2	300.1	55
Corporate Items and Other	294.4	349.3	(54.9)	(16)
	$12,566.6	$11,942.5	$624.1	5%

Book value per share	$57.98	$60.68	$(2.70)	(4)%
Total assets increased $612.5 million, or 5%, between December 31, 2022 and September 30, 2023 due to a $325.5 million increase in our loans held for sale portfolio mostly driven by higher forward loan production volumes, a $272.7 million fair value increase in reverse Loans held for investment mostly driven by capitalization of interest, and a $194.6 million increase in our MSR portfolio with newly originated and acquired MSRs more than offsetting portfolio runoff. These increases were offset in part by a $154.3 million decline in servicing advances that was mainly due to seasonal reduction of escrow balances (typically higher in December vs. September).
Total liabilities increased by $624.1 million, or 5%, as compared to December 31, 2022, with similar effects as described above. Our borrowings under mortgage loan financing facilities increased $331.9 million due to the higher loans held for sale balance at September 30, 2023, including the issuance of the OLIT Notes in connection with the securitization of reverse mortgage loan buyouts. Our HMBS-related borrowings increased by $286.8 million mostly due to fair value changes attributable to interest. The $243.0 million increase in Other financing liabilities is primarily due to the issuance of ESS financing liabilities and increased Pledged MSR liabilities in connection with MSR transfers that did not qualify for sale accounting. This increase in Other financing liabilities allowed for the repayment of MSR financing facilities, driving a $52.1 million decrease. This shift in financing instruments is the result of our strategy to use MSR capital partners and further de-risk our MSR exposure. Advance match funded liabilities decreased $110.6 million consistent with the decline in servicing advances discussed above.
Total equity decreased $11.6 million during the nine months ended September 30, 2023 due to the $16.2 million net loss for the period and $4.6 million equity-based compensation driven by additional awards.
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
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to modestly grow our servicing portfolio through our multi-channel Originations platform and through MAV and other MSR capital partners, with an emphasis on subservicing. We have added $126.0 billion subservicing UPB since June 30, 2021.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive. The industry outlook for loan origination for the remainder of 2023 and 2024 remains largely depressed, with historical low origination volumes and elevated mortgage interest rates. We expect recapture volumes in our Consumer Direct channel to remain at depressed levels, absent any significant interest rate decrease, and expect continued competitive pressure on margins across all channels. We expect to continue to prudently manage our Correspondent volume at margins that are accretive to the business.
Gain on reverse loans held for investment and HMBS-related borrowings, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to maintain or prudently grow our portfolio albeit with some channel mix changes. We expect continued uncertain market interest rate and spread conditions. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, with fair value gains or losses generally associated with declining or increasing interest rates and spread, respectively, and is part of our forward MSR hedging strategy.
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of expected cash flows to follow the growth or size of our MSR portfolio offset by the ESS financing liabilities. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. We are exposed to increased interest rate volatility due to our interest rate sensitive GSE MSR portfolio. Our hedging strategy provides only partial hedge coverage and we would expect net MSR fair value losses if interest rates drop and conversely, net MSR fair value gains if interest rates rise, also dependent on our hedge coverage ratio. We expect that, other things being equal, the magnitude of the fair value changes of the MSR portfolio due to market interest rates, net of the MSR hedges, to decrease if our hedge coverage ratio increases, or vice versa. Refer to the sensitivity analysis in Item 3 - Quantitative and Qualitative Disclosures About Market Risk for further detail.
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
As of September 30, 2023, we serviced 1.4 million mortgage loans with an aggregate UPB serviced and subserviced of $295.7 billion. The average UPB during the third quarter of 2023 was mostly flat (decreased by 0.4%) compared to the second quarter of 2023. Compared to the nine months ended September 30, 2022, the average UPB during the nine months ended September 30, 2023 increased by 5% or $13.5 billion. We manage the size of our servicing portfolio with our Originations business and by selectively purchasing MSRs based on capital allocation and financial return targets.
The financial performance of our servicing segment is impacted by the changes in fair value of the MSR portfolio due to changes in market interest rates, among other factors. As interest rates decrease, the value of the servicing portfolio typically decreases as a result of higher anticipated prepayment speeds. Conversely, as interest rates increase, the value of the servicing portfolio typically increases as a result of lower anticipated prepayment speeds. Prepayments do not vary linearly with interest rates resulting in the convexity of the MSR, i.e., the interest rate sensitivity of the MSR changes when interest rates change. Specifically, as interest rates further increase, the lower the fair value of the MSR increases. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 18 years, exhibiting little response to movements in market interest rates. Our hedging strategy is designed to partially reduce the volatility of the MSR portfolio to interest rates.
Concentration
Rithm (formerly NRZ) is our largest subservicing client. For the nine months ended September 30, 2023, servicing and subservicing fees from Rithm amounted to $175.1 million, or 32% of total servicing and subservicing fees (excluding ancillary income). Rithm servicing fees retained by Ocwen represented approximately 8% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to Rithm during the third quarter of 2023. Rithm accounted for 16% and 26% of the total serviced UPB and loan count, respectively, as of September 30, 2023, and 68% of all delinquent loans. Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service on its behalf. The servicing agreements automatically renew annually unless notice of termination is provided. Refer to Note 8 — Other Financing Liabilities, at Fair Value.
For the nine months ended September 30, 2023, servicing and subservicing fees from MAV amounted to $54.9 million, or 10% of total servicing and subservicing fees (excluding ancillary income). MAV represented 19% and 15% of our total servicing portfolio UPB and loan count, respectively, as of September 30, 2023. PMC has exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PMC. Although the servicing agreement is not cancellable without mutual agreement, MAV is permitted to sell its MSR portfolio, in whole or in part, without Ocwen’s consent after May 3, 2024. Refer to Note 10 - Investment in Equity Method Investee and Related Party Transactions.
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
Prepayment Speed. The rate at which portfolio UPB declines can have a significant impact on our Servicing segment. Items reducing UPB include scheduled and unscheduled principal payments (runoff), refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, runoff and valuation of MSRs. Increases in anticipated lifetime prepayment speeds generally cause MSR valuation adjustments to increase because MSRs are valued based on total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speeds decrease. Prepayments do not vary linearly with interest rates resulting in the convexity of the MSR, i.e., the interest rate sensitivity of the MSR changes when interest rates change. Specifically, as interest rates further increase, the lower the fair value of the MSR increases.
Interest rates. In addition to the impact of interest rate changes on prepayment speeds, the fair value of the MSR and associated hedging activities, float earnings on float balances, and the funding cost of servicing advances and MSR financing facilities are directly impacted by interest rate changes.
Reverse Mortgages
Our business activities include both the subservicing of reverse mortgage loans on behalf of investors and the servicing of our owned portfolio.

The activities and financial performance related to our owned portfolio of reverse mortgage loans that are securitized and classified as held for investment, at fair value, together with the HMBS-related borrowings, at fair value are reflected in the Servicing segment, consistent with how the activities are managed and internally reported. Once a reverse mortgage loan is securitized, our activities are generally consistent with other loan servicing as described above, with the following variations.
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $1.8 billion at September 30, 2023. These draws or tails are funded by the servicer and are subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
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
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net strictly reflects the financial performance of owned loans/servicing and excludes any subservicing activity. The financial performance associated with the subservicing of reverse mortgage loans on behalf of investors is primarily reflected within Servicing and subservicing fees, net. We collect higher subservicing fees for inactive loans relative to the base subservicing fee for performing loans or active repurchased loans, commensurate with the level of servicing efforts, as described above.
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
The following table summarizes our latest key servicer ratings:

PHH Mortgage Corporation (PMC)
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS3+
Residential Subprime Servicer	SQ3+	Above Average	RPS3+
Residential Special Servicer	SQ3+	Above Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3+	Above Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Positive / Stable

Date of last action	August 10, 2023	March 22, 2023	August 2, 2022
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of initial rating	—	May 27, 2022	—
In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised”.
On August 10,2023, Moody’s upgraded the ratings for residential prime, subprime, special servicer and second lien quality (SQ) assessments from SQ3 to SQ3+, and affirmed the master servicer assessment at SQ3+. Moody’s ratings reflects i) significant investment in technology, ii) improvement in loan boarding, iii) improvement in document management and iv) improvement in bank account reconciliation process.
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

The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Revenue
Servicing and subservicing fees	$236.9	$237.2	—%	705.9	$641.7	10%
Gain (loss) on loans held for sale, net	(0.8)	15.1	(105)	13.0	(14.0)	(193)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(6.1)	(4.1)	48	3.9	(34.5)	(111)
Other revenue, net	1.2	0.3	335	2.0	1.1	83
Total revenue	231.3	248.5	(7)%	724.8	594.3	22%

MSR valuation adjustments, net	(21.0)	(50.5)	(58)%	(142.4)	62.7	(327)%

Operating expenses
Compensation and benefits	25.2	26.7	(5)%	81.3	97.5	(17)%
Servicing expense	11.7	15.3	(24)	41.8	42.4	(1)
Professional services	8.0	11.1	(28)	26.9	19.9	36
Occupancy and equipment	6.8	7.1	(4)	21.6	23.2	(7)
Technology and communications	6.1	6.1	—	18.6	18.9	(2)
Corporate overhead allocations	11.4	11.1	3	34.0	34.8	(2)
Other expenses	1.9	2.2	(12)	6.4	6.3	1
Total operating expenses	71.2	79.6	(11)%	230.5	242.9	(5)%

Other income (expense)
Interest income	5.9	5.9	1%	16.0	9.9	61%
Interest expense	(43.3)	(43.3)	—	(128.2)	(76.3)	68
Pledged MSR liability expense	(76.5)	(73.1)	5	(219.9)	(188.4)	17
Earnings of equity method investee	2.8	2.9	(3)	5.9	19.3	(69)
Other, net	1.2	(3.7)	(132)	(2.2)	(6.3)	(64)
Other income (expense), net	(109.9)	(111.2)	(1)%	(328.4)	(241.8)	36%

Income (loss) before income taxes	$29.3	$7.1	310%	$23.5	$172.3	(86)%
n/m: not meaningful

The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	September 30,	June 30,	% Change	September 30,	% Change
	2023	2023		2022
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$283.4	$276.2	3%	$268.9	5%
Non-performing loans	11.8	11.8	—	13.9	(15)
Non-performing real estate	0.5	0.5	(4)	0.6	(21)
Total	$295.7	$288.5	2%	$283.3	4%

Conventional loans (2)	$193.7	$187.4	3%	$180.9	7%
Government-insured loans	36.0	33.7	7	29.9	21
Non-Agency loans	65.9	67.4	(2)	72.5	(9)
Total	$295.7	$288.5	2%	$283.3	4%

Servicing portfolio (3)	$128.2	$130.1	(1)%	$131.7	(3)%
Subservicing portfolio
Subservicing - forward	37.9	37.2	2%	29.5	29%
Subservicing - reverse	18.6	19.4	(4)	24.1	(23)
Total subservicing	56.5	56.6	—	53.6	5
MAV (4) (5)	56.7	46.6	22	47.8	19
Rithm (formerly NRZ) (5) (6)	46.0	47.0	(2)	50.3	(8)
Other MSR capital partners (5)	8.2	8.2	(1)	—	n/m
Total	$295.7	$288.5	2%	$283.3	4%

Number (in 000’s):
Performing loans (1)	1,322.5	1,307.7	1%	1,307.2	1%
Non-performing loans
Non-performing loans - Rithm	21.2	20.9	2	28.4	(25)
Non-performing loans - Other	26.8	27.7	(3)	34.0	(21)
	48.1	48.5	(1)	62.4	(23)
Non-performing real estate	2.6	2.9	(8)	3.8	(31)
Total	1,373.2	1,359.1	1%	1,373.4	—%

Conventional loans (2)	756.8	736.3	3%	726.0	4%
Government-insured loans	171.7	167.6	2	160.9	7
Non-Agency loans	444.7	455.1	(2)	486.5	(9)
Total	1,373.2	1,359.1	1%	1,373.4	—%

Servicing portfolio (3)	569.1	583.1	(2)%	600.0	(5)%
Subservicing portfolio
Subservicing - forward	136.1	134.5	1%	104.1	31%
Subservicing - reverse	69.5	74.7	(7)	99.1	(30)
Total subservicing	205.5	209.2	(2)	203.1	1
MAV (5)	202.8	164.5	23	180.5	12
Rithm (5)	363.3	369.8	(2)	389.8	(7)
Other MSR capital partners (5)	32.4	32.6	(1)	—	n/m
Total	1,373.2	1,359.1	1%	1,373.4	—%

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Prepayment speed (CPR) (7):
% Voluntary CPR	4.4%	4.8%	(8)%	4.2%	8.8%	(52)%
% Involuntary CPR	0.3	0.3	(3)	0.3	0.4	(25)
% Total CPR	7.9%	8.3%	(4)%	7.8%	12.4%	(37)%

Number of completed modifications (in 000’s)	4.3	3.5	24%	11.2	13.6	(18)%
Revenue recognized in connection with loan modifications	$4.1	$3.4	21%	$11.0	$17.8	(38)%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 65,199 and 65,796 prime loans with a UPB of $13.3 billion and $13.3 billion at September 30, 2023 and June 30, 2023, respectively, that we service or subservice. This compares to 67,752 prime loans with a UPB of $13.3 billion at September 30, 2022. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes 35,698 reverse mortgage loans with a UPB of $7.9 billion that are recognized in our consolidated balance sheet at September 30, 2023.
(4)Includes $27.5 billion UPB subserviced and $29.2 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at September 30, 2023.
(5)Loans serviced or subserviced pursuant to our agreements with MAV, Rithm or others for which sale accounting is not achieved.
(6)Includes $1.8 billion UPB of subserviced loans on behalf of Rithm at September 30, 2023.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2023	2022	2023	2022
Portfolio at January 1	$289.7	$268.0	1,378.9	1,353.2
Additions (1) (2)	17.5	31.5	59.5	78.1
MSR sales (2)	—	(11.1)	(0.1)	(0.1)
Servicing transfers (1)	(2.2)	(2.3)	(7.7)	(9.0)
Runoff	(6.5)	(10.8)	(26.9)	(47.1)
Portfolio at March 31	298.5	275.3	1,403.7	1,375.1
Additions (1)	7.4	26.8	23.1	89.0
MSR sales	—	—	(0.1)	(0.1)
Servicing transfers (1)	(9.3)	(4.0)	(34.7)	(16.1)
Runoff	(8.0)	(9.8)	(32.9)	(44.5)
Portfolio at June 30	288.5	288.3	1,359.1	1,403.4
Additions (1) (3) (4) (5)	16.0	13.7	49.7	42.7
Sales	—	—	—	(0.1)
Servicing transfers (1) (2)	(1.4)	(11.2)	(5.0)	(39.3)
Runoff	(7.5)	(7.5)	(30.5)	(33.3)
Portfolio at September 30	$295.7	$283.3	1,373.2	1,373.4
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
(3)Additions include purchased MSRs on portfolios consisting of 577 loans with a UPB of $113.0 million that have not yet transferred to the PMC servicing system as of September 30, 2023. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(4)Additions include purchased MSRs on portfolios consisting of 962 loans with a UPB of $258.8 million that have not yet transferred to the PMC servicing system as of September 30, 2022. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(5)Excludes MSRs acquired from unrelated third parties in the third quarter of 2022 consisting of 12,931 loans with a UPB of $4.1 billion for which PMC was previously performing the subservicing.

The following table provides a breakdown of our servicer advances:

	September 30, 2023				December 31, 2022
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$3.7	$35.2	$4.2	$43.1	$3.2	$97.7	$7.5	$108.3
Government-insured	2.7	24.4	19.3	46.3	3.0	35.9	17.7	56.6
Non-Agency	186.9	190.8	97.4	475.2	209.1	233.9	111.0	554.0
Total, net	$193.3	$250.4	$120.9	$564.6	$215.3	$367.5	$136.2	$718.9

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	September 30,	June 30,	% Change	September 30,	% Change
	2023	2023		2022
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$7,488.1	$7,368.7	2%	$7,090.4	6%
Active Buyouts (2)	62.6	89.4	(30)	49.1	28
Inactive Buyouts (2)	196.3	194.9	1	112.3	75
Total	$7,747.1	$7,653.0	1%	$7,251.8	7%

Inactive buyouts % to total	2.5%	2.5%	—%	1.5%	64%

Future draw commitments (UPB) in millions:	1,762.2	1,757.2	—%	1,749.8	1%

Fair value in millions:
Loans held for investment (1)	$7,671.1	$7,553.7	2%	$7,268.0	6%
HMBS related borrowings	7,613.6	7,486.4	2	7,208.4	6
Net asset value (3)	$57.5	$67.4	(15)%	$59.6	(4)%
Net asset value to UPB	0.77%	0.91%		0.84%
(1)Securitized loans only; excludes unsecuritized loans reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.
(3)Internally referred to as HECM or reverse MSR.

Servicing and Subservicing Fees

	Three Months Ended		% Change	For the Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Loan servicing and subservicing fees:
Servicing and subservicing fees	180.7	184.4	(2)%	552.6	556.6	(1)%
Ancillary income	56.2	52.8	6	153.4	85.0	80
	$236.9	$237.2	—%	$705.9	$641.7	10%
The following tables and discussion present the respective drivers of servicing and subservicing fees and ancillary income.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,		September 30,	% Change
	2023	2023		2023		2022
Servicing Fees
Average servicing UPB (1)	$202.1	$202.0	—%	$202.3		$201.7	—%
Average servicing fee (2)	0.32	0.32	—	0.32		0.33	(2)
Servicing fees (3)	$161.3	$164.1	(2)	$491.4		$499.1	(2)

Subservicing Fees
Ave. number of loans (4)	291.8	302.2	(3)	299.3		267.8	12
Average monthly fee per loan (5)	$22	$22	(1)	$23		$24	(5)
Subservicing fees (3)	$19.4	$20.3	(5)	$61.2	57.6	$57.6	6

Servicing and Subservicing Fees (excluding Ancillary income)	$180.7	$184.4	(2)%	$552.6		$556.6	(1)%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.
Comparing the three months ended September 30, 2023 to the three months ended June 30, 2023, servicing and subservicing fees (excluding ancillary income) decreased $3.6 million, or 2%. This decrease reflects a $2.7 million, or 2% decrease in servicing fees and a $0.9 million decline in subservicing fees primarily due to a decrease in the average number of loans in our reverse subservicing portfolio. The 2% decrease in servicing fees is driven by timing of collections and the runoff of higher fee portfolios.
As compared to the nine months ended September 30, 2022, our servicing and subservicing fees (excluding ancillary income) for the nine months ended September 30, 2023 decreased $4.1 million, with a $7.7 million decrease in servicing fees partially offset by a $3.6 million increase in subservicing fees. The decrease in servicing fees is mostly driven by the timing of collections and the mix of the portfolio, with the runoff of higher fee portfolios (including the Rithm portfolio) and the growth of relatively lower fee portfolios. The $3.6 million increase in subservicing fees is mostly driven by the 12% growth of the forward subservicing portfolio ($7.2 million higher forward subservicing fee, including $2.1 million higher subservicing fees on the MAV portfolio), partially offset by a decrease in the reverse mortgage portfolio due to runoff ($3.6 million lower subservicing fees).

The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Custodial accounts (float earnings)	$31.5	$26.2	20%	77.9	$10.3	656%
Late charges	9.8	9.5	3	$28.8	32.3	(11)
Reverse subservicing ancillary fees	8.1	9.8	(17)	26.1	14.3	82
Loan collection fees	2.3	2.3	(1)	7.2	8.5	(15)
Recording fees	1.3	1.3	(2)	3.8	7.7	(50)
Boarding and deboarding fees	0.8	0.6	26	1.9	3.0	(35)
GSE forbearance fees	0.2	0.3	(33)	0.7	0.6	22
Other	2.2	2.8	(20)	6.9	8.4	(18)
Ancillary income	$56.2	$52.8	6%	$153.4	$85.0	80%

Ancillary income for the three months ended September 30, 2023 increased by $3.4 million as compared to the three months ended June 30, 2023 primarily because of a $5.3 million increase in float earnings driven by higher average float balances and higher interest rates, offset by a $1.7 million decline in reverse subservicing ancillary fees due to portfolio runoff.
As compared to the nine months ended September 30, 2022, ancillary income for the nine months ended September 30, 2023 increased by $68.4 million largely driven by a $67.6 million increase in float earnings due to higher interest rates and an $11.8 million increase in reverse subservicing ancillary fees recognized on reverse mortgage loans boarded under the subservicing agreement with MAM (RMS) during the first half of 2022. Partially offsetting these increases, recording fees and late charges were lower by $3.9 million and $3.5 million, respectively, mostly due to the reduction in payoff volume.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $0.8 million loss on loans held for sale, net for the three months ended September 30, 2023, as compared to a $15.1 million gain for the three months ended June 30, 2023. The gain reported in the three months ended June 30, 2023 is mostly attributable to the revaluation of reverse mortgage buyouts opportunistically acquired at a discount and securitized in the second quarter of 2023. The loss reported in the three months ended September 30, 2023 is related to repurchased loans in connection with Ginnie Mae loan modifications and buyout activities due to the unfavorable impact of higher interest rates on redelivery.
For the nine months ended September 30, 2023, we recognized a gain on loans held for sale, net of $13.0 million, as compared to the $14.0 million loss recognized in the nine months ended September 30, 2022. The $27.0 million improvement is mostly driven by the $15.7 million revaluation gain of reverse mortgage buyouts discussed above in the second quarter of 2023 and the $8.8 million loss reported in the second quarter of 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program. In addition, losses were recognized in the nine months ended September 30, 2022 on the sale of repurchased uninsured residential mortgage loans and redelivery of repurchased loans in connection with Ginnie Mae loan modifications and EBO activities, as a result of higher market interest rates.

Gain (Loss) on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net reported in the Servicing segment is the net change in fair value of securitized loans held for investment and HMBS-related borrowings. It excludes reverse subservicing that is reflected in Servicing and subservicing fees.
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

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2023	2023		2023	2022
Net interest income (servicing fee)	$5.9	$5.8	2%	$17.7	$16.3	9%
Realized gain on tail securitization	2.8	2.5	11	8.9	9.3	(5)
Other fair value gains (losses) (1)	(14.8)	(12.4)	19	(22.6)	(60.1)	(62)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$(6.1)	$(4.1)	48%	$3.9	$(34.5)	(111)%
(1)Includes realization of cash flows and fair value gains and losses due to inputs and assumptions.
Loss on reverse loans held for investment and HMBS-related borrowings, net increased $2.0 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 mostly due to unrealized fair value losses on the HECM loan portfolio, net of HMBS attributable to higher market rates, partially offset by tighter yield spread.
Gain on reverse loans held for investment and HMBS-related borrowings, net for the nine months ended September 30, 2023 was $3.9 million, a $38.4 million favorable change compared to the $34.5 million loss in the nine months ended September 30, 2022. The $37.4 million decline in unrealized fair value losses is mostly attributable to less significant market rate increase and yield spread tightening in the current period as compared to the same period of the prior year. Market interest rates and yield spreads directly impact projected asset life and the tail value of the HECM reverse mortgage loans. Tails represent the future draws of borrowers, scheduled and unscheduled, as well as capitalized interest and are included in the fair value of the underlying loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly. Tails are securitized on a monthly basis and a widening yield spread results in lower cash gain on securitization while a narrowing yield spread results in higher gains.

MSR Valuation Adjustments, Net
The following table summarizes the components of MSR valuation adjustments, net reported in our Servicing segment which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Realization of expected cash flows (runoff)	$(35.4)	$(35.9)	(1)%	$(107.0)	$(127.8)	(16)%
Fair value gains (losses) due to rates and assumptions	83.0	50.6	64	84.3	313.3	(73)
MSR hedging derivative fair value gain (loss)	(68.6)	(65.2)	5	(119.7)	(122.9)	(3)
Sub-total Fair value gains (losses) due to rates and assumptions, net of hedging (1)	14.5	(14.6)	(199)	(35.4)	190.5	(119)
MSR valuation adjustments, net	$(21.0)	$(50.5)	(58)%	$(142.4)	$62.7	(327)%
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
The $21.0 million loss in MSR valuation adjustments, net for the three months ended September 30, 2023 is comprised of $35.4 million runoff and a $14.5 million fair value gain attributed to rates and assumptions, net of hedging. The runoff in the three months ended September 30, 2023 was flat compared to the three months ended June 30, 2023 (decreased by $0.4 million) consistent with the average serviced UPB in the respective periods. The $14.5 million fair value gain due to rates and assumptions, net of hedging is primarily due to an increase in market interest rates (e.g., the 10-year Treasury rate increased by 78 basis points in the three months ended September 30, 2023) that resulted in fair value gains net of hedging loss, partially offset by unfavorable assumption updates to reflect market participant perspectives on MSRs and MSR pledged liabilities and actual trade levels. The interest rate exposure was hedged under our MSR hedging strategy with an average 73% hedge coverage ratio during the three months ended September 30, 2023.
MSR valuation adjustments, net for the three months ended September 30, 2023 increased $29.5 million (lower loss) as compared to the three months ended June 30, 2023 primarily due to a $29.1 million favorable increase attributed to rate and assumption change, net of hedging gains and losses, as the portfolio runoff remained flat. This improvement is mostly driven by the change in hedge coverage ratio and a larger increase in market interest rates in the current quarter vs. the prior quarter. The 10-year Treasury rate increased by 78 basis points in the three months ended September 30, 2023 as compared to an increase of 33 basis points in the three months ended June 30, 2023. The average hedge coverage ratio decreased from 92% to 73% during the three months ended September 30, 2023.

As compared to the nine months ended September 30, 2022, MSR valuation adjustments, net declined $205.1 million (higher loss) mainly due to the loss reported in the nine months ended September 30, 2023 and the gain reported in the nine months ended September 30, 2022 attributed to rate and assumption change, net of hedging. The change from a gain to a loss is primarily due to changes in market interest rates (e.g., the 10-year Treasury rate increased by 71 basis points in the nine months ended September 30, 2023 and by 231 basis points in the nine months ended September 30, 2022), assumption updates discussed above and the change in hedge coverage ratio. The average hedge coverage ratio during the nine months ended September 30, 2023 increased from 40% to 97%, as compared to the nine months ended September 30, 2022. Our MSR hedging policy is designed to partially reduce the volatility of the MSR portfolio fair value due to market interest rates. Refer to Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness. The $20.8 million decrease in runoff is in part due to the ESS financing liabilities issued beginning in the third quarter of 2022 and MSR sales.
Compensation and Benefits

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Compensation and benefits	$25.2	$26.7	(5)%	$81.3	$97.5	(17)%

Average Employment - Servicing
Forward	2,362	2,384	(1)%	2,410	2,792	(14)%
Reverse	1,005	1,040	(3)	1,028	871	18
Total	3,367	3,424	(2)%	3,438	3,663	(6)%
Offshore %	79%	78%		78%	72%
Compensation and benefits expense for the three months ended September 30, 2023 decreased $1.5 million or 5% as compared to the three months ended June 30, 2023 primarily as a result of a decrease in incentive compensation and lower headcount. The fair value of cash-settled share-based awards decreased in the quarter following the decline of our common stock price, as compared to an increase in the prior quarter.
As compared to the nine months ended September 30, 2022, Compensation and benefits expense for the nine months ended September 30, 2023 decreased $16.3 million or 17%, largely driven by a $15.0 million decrease in salary and benefits expense and a $1.2 million decrease in severance expense. The decrease in salaries and benefit expense is driven by a 27% reduction in our average U.S. Servicing headcount, reflecting our goal to improve efficiencies and create an industry leading cost structure, also driven by the further integration of reverse servicing. The offshore-to-total average headcount ratio for Servicing increased from 72% for the nine months ended September 30, 2022 to 78% for the nine months ended September 30, 2023.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.

Servicing expense declined $3.6 million in the three months ended September 30, 2023 as compared to the three months ended June 30, 2023, primarily due to a provision reversal in the third quarter of 2023 (reduction in our loss reserve) on our forward portfolio and additional expense on our reverse mortgage portfolio in the second quarter of 2023.
As compared to the nine months ended September 30, 2022, Servicing expense for the nine months ended September 30, 2023 was flat (declined $0.5 million or 1%). The $4.6 million reduction in satisfaction and interest on payoff expense attributable to lower payoff volume was largely offset by a $1.9 million increase in provision expense and claim losses on government-insured claims receivables driven by our reverse mortgage portfolio, and a $1.7 million increase in provision for indemnification driven by favorable settlements recorded in the nine months ended September 30, 2022.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefits and Servicing expense) for the three months ended September 30, 2023 decreased by $3.4 million as compared to the three months ended June 30, 2023, mostly due to a $3.1 million decline in Professional services. We incurred lower legal expenses, lower litigation settlement expenses and lower other professional fees (driven by transactions in the second quarter of 2023) during the third quarter of 2023.
As compared to the nine months ended September 30, 2022, other operating expenses for the nine months ended September 30, 2023 increased by $4.5 million, with a $7.1 million increase in Professional services partially offset by a $1.6 million reduction in Occupancy and equipment expense driven by lower headcount and cost saving initiatives. The increase in

Professional services is mostly driven by reimbursements received from mortgage loan investors in the nine months ended September 30, 2022 related to prior legal expenses and payments received following resolution of legacy litigation matters. In addition, other professional services declined primarily due to cost reduction initiatives in our forward servicing and reverse subservicing businesses.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Interest Expense
Advance match funded liabilities	$9.9	$10.4	(5)%	$31.0	$10.5	195%
Mortgage loan financing facilities	6.2	5.8	7	15.8	6.9	130
MSR financing facilities	16.6	17.8	(7)	51.9	30.2	72
Corporate debt interest expense allocation	7.5	7.6	(1)	22.8	23.3	(2)
Escrow	3.1	1.6	91	6.6	5.4	24
Total interest expense	$43.3	$43.3	—%	$128.2	$76.3	68%

Average balances
Advance match funded liabilities	394.7	430.6	(8)%	428.4	463.9	(8)%
Mortgage loan financing facilities	259.3	298.7	(13)	259.9	242.1	7
MSR financing facilities	821.8	884.0	(7)	878.9	929.5	(5)
Total asset-backed financing	1,475.8	1,613.3	(9)%	1,567.2	1,635.5	(4)%

Effective average interest rate
Advance match funded liabilities	10.02%	9.68%	4%	9.65%	3.02%	219%
Mortgage loan financing facilities	9.55	7.75	23	8.11	3.79	114
MSR financing facilities	8.06	8.04	—	7.87	4.33	82

Average 1M Term SOFR	5.29%	5.04%	5%	4.99%	1.19%	319%
Interest expense for the three months ended September 30, 2023 was unchanged as compared to the three months ended June 30, 2023. The increase in market interest rates on our variable rate, asset-backed financing facilities was more than offset by a decrease in average debt balances. The $1.5 million increase in escrow interest expense driven by higher escrow balances was mostly offset by the $1.2 million decrease in MSR financing cost driven by a decline in the MSR facility balance. The $179.5 million transfers/sales of MSRs to MSR capital partners in the second and third quarter of 2023 resulted in the replacement of the MSR financing facilities by other financing liabilities at fair value (failed sale accounting).
As compared to the nine months ended September 30, 2022, interest expense for the nine months ended September 30, 2023 increased $51.8 million, or 68%, mostly driven by a more than 300 basis points increase in short-term market interest rates. The increase in market interest rates resulted in the $21.7 million increase in interest expense on MSR financing facilities partially offset by a lower average debt balance. The $8.9 million increase in interest expense on mortgage loan financing facilities was due to higher interest cost of funds and an increase in average debt balance as part of our reverse buyout opportunistic acquisition in the second quarter of 2023. Interest expense on advance match funded facilities increased $20.5 million despite the lower average borrowings as a result of market rate increase and our repayment of lower cost OMART term notes during the third quarter of 2022.
Interest income for the three months ended September 30, 2023 remained flat as compared to the three months ended June 30, 2023. As compared to the nine months ended September 30, 2022, interest income for the nine months ended September 30, 2023 increased by $6.0 million mostly due to the reverse mortgage buyouts opportunistically acquired in the second quarter of 2023 discussed above and larger reverse mortgage buyout volumes, partially offset by a decline in forward Ginnie Mae modification repurchase volumes.
Pledged MSR liability expense includes the servicing fee remittance related to the MSR sales or transfers that do not meet sale accounting criteria and are presented on a gross basis in our consolidated financial statements, together with the servicing spread remittance associated with our ESS financing liability at fair value. See Note 8 — Other Financing Liabilities, at Fair Value to the Unaudited Consolidated Financial Statements.
The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Servicing fees collected on behalf of third party	$79.3	$74.7	6%	$230.0	$246.3	(7)%
Less: Subservicing fee retained	(19.6)	(19.1)	3	(58.1)	(62.6)	(7)
Ancillary fee/income and other settlement (including expense reimbursement)	3.2	3.5	(10)	9.9	3.5	183
Net servicing fee remittance (1)	62.9	59.1	6	181.8	187.1	(3)
ESS servicing spread remittance	13.6	13.9	(3)	38.1	1.2	n/m
Pledged MSR liability expense	$76.5	$73.1	5%	$219.9	$188.4	17%
(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
Pledged MSR liability expense for the three months ended September 30, 2023 increased $3.4 million, as compared to the three months ended June 30, 2023, largely due to the growth of the transferred or sold MSR portfolio, with MAV and other counterparties, offset in part by the runoff of the Rithm portfolio.
As compared to the nine months ended September 30, 2022, Pledged MSR liability expense for the nine months ended September 30, 2023 increased $31.5 million, mostly due to $36.8 million increase in servicing spread remittance on the ESS financing liabilities issued beginning in the third quarter of 2022. This increase was offset in part by the decrease in net servicing fee remittance with the decline in the Rithm portfolio (non-Agency) exceeding the growth in the MAV and other portfolios (Agency).
Rithm represents the largest portfolio of MSRs transferred, failing sale accounting, and the largest component of Pledged MSR liability expense. The following table presents a subset of the above table related to Rithm, specifically the subservicing fees retained by Ocwen together with the associated serviced UPB on behalf of Rithm:

Rithm Servicing and Subservicing Fees	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Servicing fees collected on behalf of Rithm	$56.4	$59.0	(4)%	$175.1	$195.2	(10)%
Less: Subservicing fee retained	(16.5)	(16.9)	(2)	(50.8)	(56.0)	(9)
Pledged MSR liability expense (Net servicing fees remitted to Rithm) (1)	39.9	42.1	(5)%	124.3	139.3	(11)%

Average Rithm UPB ($ in billions)	$46.5	$47.5	(2)%	$47.6	$52.8	(10)%
Average annualized retained subservicing fees as a % of Rithm UPB	0.14%	0.14%	—%	0.14%	0.14%	—%
(1)Reported within Pledged MSR liability expense. The Rithm servicing fee includes the total servicing fees collected on behalf of Rithm relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to Rithm reported as Pledged MSR liability expense.
(2)Excludes ancillary income.

For the three months ended September 30, 2023, the net retained subservicing fee on our Rithm portfolio decreased $0.4 million or 2%, consistent with the underlying serviced UPB, as compared to the three months ended June 30, 2023. As compared to the nine months ended September 30, 2022, the net retained subservicing fee on our Rithm portfolio in the nine months ended September 30, 2023 decreased $5.2 million or 9%, driven by the decline in the average UPB due to portfolio runoff and prepayments. The retained subservicing fee percentage of UPB for Rithm (0.14%) reflects the nature of the portfolio (mostly non-Agency) and delinquencies (23% delinquent more than 30 days as of September 30, 2023). Also refer to Note 7 – Mortgage Servicing.
With the exception of the MSRs for which title has not transferred to Rithm ($10.1 billion UPB at September 30, 2023), the MSR sale accounting criteria for MSR previously sold to Rithm will be met effective December 31, 2023. The statement of operations will prospectively reflect subservicing fee revenue as opposed to the current gross presentation of servicing fee revenue (collections) and separate presentation of servicing fee remittances within Pledged MSR liability expense.
Earnings of equity method investee represents our 15% share of MAV Canopy. Earnings for the three months ended September 30, 2023 remained flat (decreased $0.1 million) as compared to the three months ended June 30, 2023. The $13.4 million decrease in earnings for the nine months ended September 30, 2023 is predominantly driven by the fair value gains recorded by MAV Canopy during the nine months ended September 30, 2022 on its MSR portfolio due to interest rates rising more in 2022 than 2023 (e.g., the 10-year Treasury rate increased by 71 basis points in the nine months ended September 30, 2023 and by 231 basis points in the nine months ended September 30, 2022).
Other, net expense for the three months ended September 30, 2023 decreased $4.8 million, as compared to the three months ended June 30, 2023, largely due to a decrease in early payoff protection expense in connection with our MSR sale transactions. As compared to the nine months ended September 30, 2022, similarly, Other, net expense for the nine months ended September 30, 2023 decreased $4.0 million primarily due to a decrease in early payoff protection expense.

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
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. As of September 30, 2023, we have relationships with 688 approved correspondent sellers, or 88 new sellers since December 31, 2022.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide or assume any origination representations and warranties in connection with our MSR purchases. As of September 30, 2023, we have relationships with 265 approved sellers through the Agency Cash Window co-issue programs, or 27 new sellers since December 31, 2022.
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
For the third quarter of 2023, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $4.4 billion and $181.0 million, respectively. In addition, we purchased $3.0 billion UPB MSR through the Agency Cash Window and flow purchase programs during the third quarter of 2023.
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
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Revenue
Gain on loans held for sale, net	$9.0	$10.2	(12)%	$23.3	$46.1	(49)%
Gain on reverse loans held for investment and HMBS-related borrowings, net	5.7	4.8	17	17.7	51.9	(66)
Other revenue, net (1)	6.4	4.3	47	14.2	21.6	(34)
Total revenue	21.0	19.3	9%	55.2	119.6	(54)%

MSR valuation adjustments, net	4.6	1.6	188	8.2	7.3	12

Operating expenses
Compensation and benefits	11.6	10.9	6%	32.1	70.6	(55)%
Technology and communications	1.9	1.8	10	5.4	7.4	(27)
Origination expense	2.0	1.0	107	3.1	9.3	(66)
Occupancy and equipment	0.6	0.5	13	1.6	3.8	(58)
Professional services	0.7	0.4	88	1.4	4.2	(66)
Corporate overhead allocations	4.5	5.0	(11)	14.4	16.7	(14)
Other expenses	1.1	1.5	(28)	4.1	9.9	(59)
Total operating expenses	22.3	21.1	6%	62.1	122.0	(49)%

Other income (expense)
Interest income	18.7	13.1	42%	40.8	19.9	105%
Interest expense	(20.0)	(14.1)	42	(44.0)	(18.3)	141
Other, net	(0.1)	(0.2)	(47)	(0.1)	(1.7)	(92)
Other income (expense), net	(1.5)	(1.2)	21%	(3.4)	(0.1)	n/m

Income (loss) before income taxes	$1.9	$(1.3)	(238)%	$(2.2)	$4.8	(145)%
(1)Includes ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level of $0.8 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, $0.4 million for the three months ended June 30, 2023 and $1.6 million for the nine months ended September 30, 2022.

The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Loan Production by Channel (in billions)
Forward loans
Correspondent	$4.27	$2.64	62%	$9.35	$11.69	(20)%
Consumer Direct	0.11	0.10	10	0.26	1.14	(77)
	$4.38	$2.74	60%	$9.62	$12.83	(25)%

% Purchase production	86%	84%	3	85%	67%	29
% Refinance production	14	16	(13)	15	34	(57)

Reverse loans (1)
Correspondent	$0.11	$0.11	3%	$0.30	$0.60	(50)%
Wholesale	0.04	0.05	(18)	0.13	0.30	(55)
Retail	0.03	0.02	19	0.07	0.37	(81)
	$0.18	$0.18	(1)%	$0.51	$1.27	(60)%

MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$2.97	$1.80	65%	6.58	$9.35	(30)%
Bulk purchases	0.09	—	n/m	0.32	4.33	(93)
Bulk reverse purchases	—	0.08	(100)	0.08	0.21	(62)
	$3.06	$1.88	63	$6.98	$13.89	(50)

Total	$7.62	$4.80	59%	$17.10	$27.99	(39)%

Short-term loan commitment (at period end; in millions)
Forward loans	$916.9	$1,136.7	(19)%	$916.9	$1,289.4	(29)%
Reverse loans	20.2	16.4	23%	20.2	19.2	5%

Average Employment - Originations
Forward	396	381	4%	394	821	(52)%
Reverse	113	105	8	110	282	(61)
Total	509	486	5%	504	1,103	(54)%
Offshore %	54%	55%		56%	46%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Gain on Loans Held for Sale (1)
Correspondent	$5.6	$6.6	(15)%	$14.5	$19.5	(26)%
Consumer Direct	3.4	3.5	(5)	8.8	26.6	(67)
	$9.0	$10.2	(12)%	$23.3	$46.1	(49)%

% Gain on Sale Margin (2)
Correspondent	0.13%	0.25%	(48)%	0.15%	0.17%	(7)%
Consumer Direct	3.17	3.67	(14)	3.35	2.32	44
	0.21%	0.37%	(45)%	0.24%	0.36%	(33)%

Origination UPB (3) (in billions)
Correspondent	$4.27	$2.64	62%	$9.35	$11.69	(20)%
Consumer Direct	0.11	0.10	10	0.26	1.14	(77)
	$4.38	$2.74	60%	$9.62	$12.83	(25)%
(1)Includes realized gains on loan sales and related new MSR capitalization, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(2)Ratio of gain on Loans held for sale to Origination UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
(3)Defined as the UPB of loans funded in the period.
Gain on loans held for sale, net for the three months ended September 30, 2023 decreased by $1.2 million as compared to the three months ended June 30, 2023, mostly in our Correspondent channel. The gain decrease is due to a decrease in margin, partially offset by a 60% increase in volume quarter over quarter. The elevated and rising interest rate environment continues to adversely impact both purchase and refinance borrower activities due to a decline in affordability. The decrease in margin is driven by competitive pressure in the market and uncertain market conditions.
As compared to the nine months ended September 30, 2022, Gain on loans held for sale, net for the nine months ended September 30, 2023 declined $22.8 million or 49%, with a $17.7 million decrease in our Consumer Direct channel and a $5.0 million decrease in our Correspondent channel. The decline in Consumer Direct gain is driven by a 77% decrease in loan production volume, offset in part by a higher margin. We continue to expand higher margin products such as Ginnie Mae loans and best efforts deliveries. In our Correspondent channel, the lower gain is mostly due to a 20% decrease in loan production volume.
Gain on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans held for investment and HMBS-related borrowings, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Origination UPB (1) (in billions)	$0.18	$0.18	(1)%	$0.51	$1.27	(60)%
Origination margin (2)	3.13%	2.64%	19	3.49%	4.08%	(15)
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations) (3)	$5.7	$4.8	17%	$17.7	$51.9	(66)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain and fees - see (3) below - to origination UPB. Note that the ratio includes gains or losses on IRLCs.

(3)Includes gain on new origination, and loan fees and other. Includes non-cash gain on securitization of newly originated loans of $4.7 million and $14.1 million for the three and nine months ended September 30, 2023, respectively, $4.7 million for the three months ended June 30, 2023 and $27.6 million for the nine months ended September 30, 2022.
We reported $5.7 million Originations Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended September 30, 2023, a $0.8 million, or 17% increase as compared to the three months ended June 30, 2023, primarily driven by higher margins in our Correspondent and Wholesale channels, partially offset by lower margins in our Retail channel. The higher margins were mostly driven by HECM spreads tightening (approximately 5 basis points) during the third quarter of 2023, while spreads widened (approximately 20 basis points) during the second quarter of 2023 mostly due to economic conditions and investors’ interest for reverse mortgage products.
As compared to the nine months ended September 30, 2022, Gain on reverse loans held for investment and HMBS-related borrowings, net for the nine months ended September 30, 2023 decreased $34.2 million, or 66%. $26.0 million of the gain decrease is attributable to our Retail channel. The decrease is primarily driven by a decline in volume. While the Retail channel was mostly impacted by declining volumes, all channels experienced significantly lower volumes largely due to a drastic increase in market interest rates. Industry-wide HECM securitization volume saw a 66% decrease in volumes when comparing these two periods, and industry-wide HECM endorsements were similarly down 52%. By comparison, our funded volumes were down 60% in this same time period. Higher rates directly reduce HECM loan proceeds available to borrowers and have been a material driving force in reducing HECM market volume. While our Retail and Correspondent channels reported higher margins, and our Wholesale channel margin was flat, the aggregate margin decreased due to the significant decline in relative weight of the higher margin Retail channel due to its more pronounced volume decline.
Other Revenue, net
Other revenue for the three months ended September 30, 2023 increased $2.0 million as compared to the three months ended June 30, 2023 primarily due to an increase in correspondent fees with higher origination volume. As compared to the nine months ended September 30, 2022, Other revenue for the nine months ended September 30, 2023 declined $7.4 million primarily due to a decline in volume.
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
Operating Expenses
Operating expenses for the three months ended September 30, 2023 increased $1.3 million, or 6%, as compared to the three months ended June 30, 2023. The increase is primarily attributed to the increase in production volume.
As compared to the nine months ended September 30, 2022, Operating expenses for the nine months ended September 30, 2023 declined $59.9 million or 49%, as a result of our efforts to right size our resources to lower market opportunities. Compensation and benefits decreased $38.5 million, or 55% with a $25.2 million decrease in salaries and benefit expenses, a $9.3 million decrease in commissions due to lower production volume and headcount and a $3.8 million decrease in severance expense. The decrease in salaries and benefit expenses is primarily driven by the 54% decrease in Originations average total headcount. Other operating expenses (total operating expenses less Compensation and benefits) decreased $21.3 million as compared to the nine months ended September 30, 2022, primarily attributed to the decline in production volumes. All expense categories decreased, including a $6.2 million decrease in Origination expense driven by lower production volume, $4.7 million decrease in advertising expense, $2.8 million decrease in Professional services driven by lower outsourced resources, $2.2 million decrease in Occupancy and equipment expense driven by lower occupancy cost allocation and mailing and postage expenses, $2.0 million decrease in Technology and communications due to lower origination volume and $2.3 million decrease in overhead allocations due to lower corporate overhead and average headcount.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period, generally approximately 20 days. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, and by the average number of days loans remain in the pipeline.

Interest income for the three months ended September 30, 2023 increased $5.6 million as compared to the three months ended June 30, 2023 primarily due to the increase in origination volume. Similarly, interest expense for the three months ended September 30, 2023 increased $5.9 million as compared to the three months ended June 30, 2023 primarily due to the increase in average warehouse facility debt balances consistent with higher average held for sale loan balances.
As compared to the nine months ended September 30, 2022, interest income for the nine months ended September 30, 2023 increased $20.9 million primarily due to higher interest rates, offset in part by lower origination volume. Similarly, interest expense for the nine months ended September 30, 2023 increased $25.7 million primarily due to an increase in effective interest rates.

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
CRL, our wholly-owned captive reinsurance subsidiary, provides re-insurance related to coverage on REO properties owned or serviced by us. CRL assumes a quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PMC. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations. Under the terms of the reinsurance agreement, CRL assumes a 60% quota share of premiums and all related losses and loss adjustment expenses incurred by the third-party insurer. The reinsurance agreement expires on June 30, 2024, but may be terminated by either party at any time with six months advance written notice. The agreement will automatically renew for additional one-year terms unless either party provides 180 days advance written notice prior to renewal.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2023	2023		2023	2022
Revenue
Reinsurance premiums (CRL)	$3.1	$3.9	(21)%	$9.1	$4.6	98%
Other revenue	0.1	0.3	(70)	0.3	0.4	(20)
Total revenue	3.2	4.2	(24)%	9.4	5.0	89%

Operating expenses
Compensation and benefits	18.9	20.1	(6)%	58.0	55.1	5%
Professional services	4.8	(28.4)	(117)	(18.5)	14.0	(232)
Technology and communications	5.0	5.1	(3)	15.5	17.7	(13)
Servicing and origination	1.8	1.4	31	3.8	0.6	512
Occupancy and equipment	0.3	—	957	1.0	5.1	(81)
Other expenses	1.5	1.4	8	4.3	7.0	(39)
Total operating expenses before corporate overhead allocations	32.4	(0.3)	n/m	64.1	99.4	(36)%
Corporate overhead allocations
Servicing segment	(11.4)	(11.1)	3%	(34.0)	(34.8)	(2)%
Originations segment	(4.5)	(5.0)	(11)	(14.4)	(16.7)	(14)
Total operating expenses	16.5	(16.4)	(200)%	15.8	47.9	(67)%

Other income (expense), net
Interest income	1.2	1.2	(2)%	3.4	0.7	389%
Interest expense	(11.0)	(10.9)	1	(32.6)	(31.5)	4
Gain on extinguishment of debt	1.2	—	n/m	1.2	0.9	25
Other, net	0.3	(0.4)	(165)	0.6	(0.6)	(202)
Other income (expense), net	(8.3)	(10.1)	(18)%	(27.4)	(30.5)	(10)%

Income (loss) before income taxes	$(21.6)	$10.5	(305)%	$(33.8)	$(73.4)	(54)%
Compensation and Benefits
Compensation and benefits expense for the three months ended September 30, 2023 declined $1.3 million, or 6%, as compared to the three months ended June 30, 2023 primarily as a result of a decrease in incentive compensation with a decrease in the fair value of cash-settled share-based awards in the quarter following the decline of our common stock price, as compared to an increase in the prior quarter.
As compared to the nine months ended September 30, 2022, Compensation and benefits expense for the nine months ended September 30, 2023 increased $3.0 million, or 5%, primarily as a result of an $9.8 million increase in incentive compensation offset by a $3.6 million decline in severance and a $2.9 million decline in salaries and benefit expense. The increase in incentive compensation is primarily due to an increase in share-based awards expense associated with the change in our common stock price, new awards and lower expense in the first quarter of 2022 due to forfeitures. The average Corporate headcount declined by 11% and the offshore-to-total average headcount ratio increased from 73% for the nine months ended September 30, 2022 to 75% for the nine months ended September 30, 2023.
Professional Services
Professional services expense for the three months ended September 30, 2023 increased $33.2 million as compared to the three months ended June 30, 2023, primarily due to the reversal of our accrual related to the CFPB matter resolved in the second quarter of 2023 and certain recoveries of prior years’ legal expenses from private mortgage insurers recorded in the second quarter of 2023.

As compared to the nine months ended September 30, 2022, Professional services expense for the nine months ended September 30, 2023 declined $32.5 million due to a $27.9 million decline in legal expense and a $3.8 million decline in other professional fees. The net decline in legal expenses is mostly due to the reversal of our accrual related to the CFPB matter during the second quarter of 2023, as described above, offset by a $3.4 million reduction in reimbursements received from mortgage loan investors related to prior year legal expenses. The decline in other professional fees is mostly due to lower insurance expense driven by cost reduction initiatives and our exit or downsize of certain leased office facilities in the second half of 2022, and lower utilization of consulting services related to corporate strategy and business initiatives.
Other Operating Expenses
Occupancy and equipment expense was mostly flat for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. As compared to the nine months ended September 30, 2022, Occupancy and equipment expense for the nine months ended September 30, 2023 declined $4.1 million primarily due to our exit or downsize of certain leased office facilities in the second half of 2022, offset in part by a treduction in expense allocated to the Servicing and Originations segments due to lower corporate overhead and headcount.
Technology and communications expense for the three months ended September 30, 2023 was mostly flat as compared to the three months ended June 30, 2023. As compared to the nine months ended September 30, 2022, Technology and communication expense for the nine months ended September 30, 2023 declined $2.2 million mainly due to cost reduction initiatives.
As compared to the nine months ended September 30, 2022, Servicing and originations expense for the nine months ended September 30, 2023 increased $3.2 million primarily due to an increase in our claim losses associated with a higher average number of REO properties insured, consistent with the increase in CRL reinsurance premium revenue.
Other expenses for the three months ended September 30, 2023 remained mostly flat as compared to the three months ended June 30, 2023. As compared to the nine months ended September 30, 2022, Other expenses for the nine months ended September 30, 2023 decreased $2.7 million mainly driven by a decline in bank charges due to higher earnings credits as a result of higher interest rates, and other corporate expenses due to cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with our lenders and as a result, renew, replace or extend our debt agreements to the extent necessary to finance our operations and optimize our financing costs. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows:

	September 30, 2023			December 31, 2022
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$714.4	$297.9	$13.5	$554.4	$27.5	$13.2
Mortgage loan financing facilities	2,680.9	312.1	1,500.5	2,133.0	332.6	1,097.6
MSR financing facilities	915.0	26.1	59.3	1,025.0	143.4	17.1
Total	$4,310.3	$636.1	$1,573.3	$3,712.4	$503.5	$1,128.0
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
At September 30, 2023, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at September 30, 2023 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral. We may utilize committed borrowing capacity under our mortgage loan financing facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At September 30, 2023, we had no committed borrowing capacity under our mortgage loan financing facilities and no committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At September 30, 2023, our total liquidity was $194.0 million compared to $219.1 million at December 31, 2022, which comprised an unrestricted cash position of $194.0 million compared to $208.0 million at December 31, 2022. The decrease of our cash position is primarily driven by our $13.9 million corporate debt buy-back (PMC Senior Secured Notes) at the end of September 2023.
Effective September 30, 2023, we implemented the revised minimum capital and liquidity requirements for GSE and Ginnie Mae seller/servicers. Also refer to Note 18 – Regulatory Requirements.
We typically invest cash in excess of our immediate operating needs in deposit accounts and other liquid assets. We optimize our daily cash position to reduce financing costs while closely monitoring our liquidity needs and ongoing funding requirements. We regularly monitor and project cash flows over various time horizons to anticipate and mitigate liquidity risk. We maintain liquidity buffers to be responsive to the level of risks, including stressed market interest rate conditions and operational risk.
Use of Funds
Our primary near-term uses of funds in the normal course include:
•Payment of operating costs and corporate expenses;
•Payments for servicing advances in excess of collections;
•Investment in MSRs, other asset acquisitions and MAV Canopy equity contributions;
•Originated, purchased and repurchased loans;
•Payment of margin calls under our MSR financing facilities and derivative instruments;
•Repayments of borrowings, including under our MSR financing, advance financing and warehouse facilities, and payment of interest expense; and
•Net negative working capital and other general corporate cash outflows.
We have short-term commitments to lend $937.1 million in connection with our forward and reverse mortgage loan IRLCs outstanding at September 30, 2023. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at September 30, 2023. During the nine months ended September 30, 2023, we funded $198.6 million out of the $1.8 billion borrowing capacity available as of December 31, 2022. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice.
Regarding the current maturities of our borrowings, as of September 30, 2023, we have approximately $1.3 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $868.3 million of borrowings under forward and reverse mortgage loan warehouse facilities, none of notes under advance financing facilities, $431.3 million outstanding under Agency and Ginnie Mae MSR financing facilities maturing in the next 12 months and $14.7 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
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
•Proceeds from sales and securitizations of originated loans and purchased loans; and
•Net positive working capital from changes in other assets and liabilities.
Servicing advances are an important component of our business and represent amounts that we, as servicer, are required to advance to, or on behalf of, our servicing clients if we do not receive such amounts from borrowers. Our use of advance financing facilities is integral to our cash and liquidity management strategy. Revolving variable funding notes issued under our advance financing facilities typically have a revolving period of 12 months. Additionally, certain of our financing and subservicing agreements permit us to retain advance collections for a period ranging from one to two business days before remittance, thus providing a source of short-term liquidity.
We use mortgage loan repurchase and participation facilities (commonly called warehouse lines) to fund newly-originated or purchased loans on a short-term basis until they are sold or securitized to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second-lien loans and other types of loans. These facilities contain eligibility criteria that include aging and concentration limits by loan type among other provisions. Currently, our financing agreements generally have maximum terms of 364 days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
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
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We strive to diversify our sources of funds and reduce our reliance on existing asset-backed financing facilities. We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. The relationship with MAV and other MSR capital partners may continue to provide PMC with an additional means to finance MSRs and maintain liquidity while maintaining servicing volume. With the development of MAV and our relationships with other MSR capital partners, additional opportunities to rebalance our servicing and subservicing portfolio mix are available to us and may result in further sales of MSRs while we would perform subservicing for the sold portfolio (i.e., subservicing retained), or further ESS issuances.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 12 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At September 30, 2023, we held unrestricted cash in excess of this minimum amount.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of September 30, 2023.
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
Our Rithm agreements represent an important component of our liquidity management, and have a significant impact on our consolidated statements of cash flows. Because the payments we received in connection with our agreements with Rithm were recorded as secured financings, additions to, and reductions in, the balance of those secured financings were presented as financing activity in our consolidated statements of cash flows. Excluding the impact of changes to the secured financings attributed to changes in fair value, changes in the balance of these secured financings are reflected in cash flows from operating activities despite having no impact on our consolidated cash balance.

Our cash flows are summarized as follows:

$ in millions	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(271)	$271
Net cash used in investing activities	(44)	(221)
Net cash provided by (used in) financing activities	307	(42)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8)	$8
Cash, cash equivalents and restricted cash at end of period	$266	$272

Cash flows for the nine months ended September 30, 2023
Our operating activities used $271.4 million of cash primarily due to net cash paid on loans held for sale of $488.7 million as loan production volume exceeded sales. Offsetting operating cash inflows include net collections of servicing advances of $147.7 million.
Our investing activities used $43.6 million of cash. The primary use of cash in our investing activities was $89.6 million to purchase MSRs. Offsetting cash inflows include $36.3 million net cash inflows in connection with our HECM reverse mortgages, $2.7 million of capital distributions, net of contributions, from our equity method investee MAV Canopy and $6.1 million proceeds from the sale of advances.
Our financing activities provided $306.7 million of cash. Financing cash inflows are primarily comprised of $332.9 million net from borrowings under our mortgage loan financing facilities, including the OLIT securitization, due to the increase in loans held for sale, $173.1 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs. and $68.7 million of proceeds from excess servicing spread (ESS) financing. Offsetting cash outflows include $110.6 million of net repayments on advance match funded liabilities due to the decline in servicing advances, $51.0 million of net repayments on MSR financing facilities, and $70.3 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. We also paid $12.5 million to repurchase $13.9 million of our 7.875% PMC Senior Secured Notes. Cash inflows of $783.7 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $802.4 million.
Cash flows for the nine months ended September 30, 2022
Our operating activities provided $270.6 million of cash including net collections of servicing advances of $101.8 million, mostly T&I advances, and net cash received on loans held for sale of $38.2 million due to higher forward loan production volumes. In addition, we received earnings distributions of $19.3 million from MAV Canopy.
Our investing activities used $220.6 million of cash. The primary uses of cash in our investing activities include $174.9 million to purchase MSRs, $171.4 million net cash outflows in connection with our HECM reverse mortgages, $6.9 million acquisition of reverse subservicing agreement and $15.5 million of capital contributions, net of distributions, to MAV Canopy. Offsetting cash inflows include $149.1 million proceeds from the sale of MSRs to an unrelated third party.
Our financing activities used $41.6 million of cash. Cash outflows include $143.5 million net repayments of borrowings under our mortgage loan financing facilities and MSR financing facilities due to the decline in loans held for sale, $54.8 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $80.6 million of net payments on the financing liabilities related to MSRs transferred due to runoff. We also paid $23.6 million to repurchase $25.0 million of our 7.875% PMC Senior Secured Notes and $38.8 million to repurchase 1,338,498 shares of our common stock. Cash inflows include $1.5 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, partially offset by repayments on the related financing liability of $1.3 billion, $78.7 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV, and $36.2 million of proceeds from the ESS financing.

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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and loss contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Pledged MSR liabilities, Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of September 30, 2023, 89% of our assets and 72% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs.
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
The objective of our risk management MSR hedge policy is to protect against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market and liquidity conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with Rithm, MAV and others (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (internally referred to as Reverse MSR).
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
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at September 30, 2023. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear and other factors may apply, such as change in yield or other assumptions. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at September 30, 2023	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding MAV, Rithm and others)	$1,591.9	$(45.8)	$43.9
Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	57.5	4.1	(4.2)
MSR hedging derivative instruments	$(21.3)	24.8	(24.1)
Total hedge position		$29.0	$(28.3)
Hypothetical hedge coverage ratio (2)		63%	65%

Hypothetical residual exposure to changes in interest rates		$(16.9)	$15.6
(1)The baseline for the hypothetical change in fair value is based on a 10-year swap rate of 4.55% at September 30, 2023.
(2)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
The above hypothetical hedge coverage ratio reflects the instrument sensitivities as of September 30, 2023. The actual hedge coverage ratio during the three months ended September 30, 2023, as monitored by Risk Management, may be summarized as follows:

Fair value changes during the three months ended September 30, 2023
Change in 10-year swap (basis points)	70
Agency MSRs - interest rate sensitive (excluding MAV, Rithm and others)	$108.2
Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	(10.0)
MSR hedging derivative instruments	(68.6)
Total hedge position	$(78.6)
Actual hedge coverage ratio during the period	73%

Residual fair value changes due to changes in interest rates	$29.6
Our derivative instruments include Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. These derivative instruments are not designated as accounting hedges. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
The fair value of our securitized HECM loan portfolio net of the fair value of the HMBS-related borrowings represent a reverse mortgage economic MSR (HMSR) for risk management purposes. The HMSR acts as a partial hedge for our forward MSR value sensitivity. This HMSR exposure is used as a partial offset to our forward MSR exposure and managed as part of our MSR hedging strategy described above.
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 15 days. The interest rate exposure of loans held for sale and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to provide hedge coverage of locks and loans within certain tolerance levels. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is the greater of +/- 5% or +/- $15 million. We report changes in fair value of these derivative instruments in gain on loans held for sale in our consolidated statements of operations, within the Originations segment. We establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. Such inter-segment derivatives are eliminated in our consolidated financial statements. Reverse origination pipeline is hedged under the same principles as described above, for unsecuritized loans held for investment.

Interest Rate-Sensitive Financial Instruments
The tables below present the notional amounts of our financial instruments that are sensitive to changes in interest rates and the related fair value of these instruments at the dates indicated. We use certain assumptions to estimate the fair value of these instruments.

	September 30, 2023		December 31, 2022
	Balance	Fair Value (1)	Balance	Fair Value (1)
Rate-Sensitive Assets:
Interest-earning cash	$174.5	$174.5	$186.1	$186.1
Loans held for sale, at fair value	944.7	944.7	617.8	617.8
Loans held for sale, at lower of cost or fair value (2)	3.6	3.6	4.9	4.9
Loans held for investment, at fair value	7,777.6	7,777.6	7,504.1	7,504.1
Debt service accounts and time deposits	30.2	30.2	22.8	22.8
Total rate-sensitive assets	$8,930.6	$8,930.6	$8,335.7	$8,335.7

Rate-Sensitive Liabilities (3):
Match funded liabilities	$403.0	$403.0	$513.7	$513.7
Senior notes (4)	646.1	552.1	660.0	555.2
Mortgage loan financing facilities (4)	1,058.6	1,038.5	702.7	702.7
MSR financing facilities (4)	902.1	884.0	954.6	932.1
ESS financing liability, at fair value	$255.4	$255.4	$199.0	$199.0
Total rate-sensitive liabilities	$3,265.3	$3,133.0	$3,030.0	$2,902.7

	September 30, 2023		December 31, 2022
	Notional Balance	Fair Value (1)	Notional Balance	Fair Value (1)
Rate-Sensitive Derivative Financial Instruments:
Derivative assets (liabilities):
IRLCs	$937.1	$(1.1)	$553.9	$(0.7)
Forward sales of loans	245.6	1.3	140.0	0.5
Interest rate swap futures	1,250.0	(10.2)	670.0	(13.6)
TBA forward MBS trades	2,107.0	1.0	889.0	5.9
Interest rate option contracts	900.0	(1.4)	—	—
Other	27.2	(0.2)	56.4	(0.1)
Derivatives, net	$5,466.9	$(10.7)	$2,309.3	$(8.0)
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
We assess and manage our interest rate risk primarily using sensitivity analyses. Sensitivity analyses are used to determine the impact on the balance sheet and earnings across various interest rate scenarios that could be expected over different time horizons. The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2023, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$4.1	$(4.2)
Loans held for investment - Unsecuritized HECM loans and tails	0.02	(0.02)
Loans held for sale	13.3	(15.2)
Derivative instruments	12.4	(10.2)
Total MSRs - Agency and non-Agency (1)	(46.9)	45.0
IRLCs	(1.5)	1.4
Total, net	$(18.6)	$16.7
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio, Rithm and MAV pledged MSR financing liabilities and ESS financing liabilities.
The decrease in our net sensitivity from December 31, 2022 to September 30, 2023 (from approximately $23.5 - $(26.1) million) to $16.7 - $(18.6) million for a 25 basis point parallel shift in the yield curve, up and down, respectively) is primarily driven by the increase in interest rates on our MSR portfolio (due to convexity), the sales of owned MSRs as part of our de-risking strategy, and the increased use of hedging instruments and higher hedge coverage ratio in the nine months ended September 30, 2023.
Borrowings
The majority of the collateralized debt used to finance our operations is based on variable rates, but remains exposed to interest rate fluctuations between repricing dates. Our corporate debt is based on fixed interest rates. As servicer, we are also exposed to the impact of interest rate fluctuations on the float income we earn on balances held in trust from the date a loan payment is received from borrowers to the date funds are forwarded to investors.
Based on September 30, 2023 balances, if interest rates were to increase by 100 bps on our variable-rate debt and cash and float balances, we estimate a net positive impact of approximately $5.2 million resulting from an increase of $24.5 million in annual interest income and other credits on deposits, and an increase of $19.4 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the nine months ended September 30, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2023.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2023 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Included as Exhibit 101).

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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 7, 2023