Form 10-K
period 2023-12-31
OCWEN FINANCIAL CORP
filed 2024-02-27
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2023: $217,114,159
Number of shares of common stock outstanding as of February 22, 2024: 7,684,401 shares
Documents incorporated by reference: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023, are incorporated by reference into Part III, Items 10 - 14.

OCWEN FINANCIAL CORPORATION
2023 FORM 10-K ANNUAL REPORT

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors and the following:
•the potential for ongoing disruption in the financial markets and in commercial activity generally related to changes in monetary and fiscal policy, United States (U.S.) political developments, geopolitical events and other sources of instability;
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
•failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security, including any failure to protect customers’ data, could result in disruption to our operations, loss of income, reputational damage, costly litigation and regulatory penalties and otherwise negatively affect our business;
•our reliance on our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, and uncertainty relating to our ability to transition to alternative vendors, if necessary, without incurring significant cost or disruption to our operations;
•our ability to interpret correctly and comply with current or future liquidity, net worth and other financial and other requirements of regulators, the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the GSEs), and the Government National Mortgage Association (Ginnie Mae), as well as those set forth in our debt and other agreements, including our ability to identify and implement a cost-effective response to Ginnie Mae’s risk-based capital requirements that take effect in late 2024;
•the amount of common stock or senior secured notes that we may repurchase under any future stock or debt repurchase programs, the timing of such repurchases, and the long-term impact, if any, of repurchases on the trading price of our stock or our financial condition;
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
•uncertainty related to the future of MAV, one of our largest subservicing clients as of December 31, 2023, MAV’s continued ownership of its MSR portfolio after May 3, 2024, and any impact on our servicing revenue and MSR valuation adjustments as a result of the sale of MAV’s MSRs;
•the extent to which our ownership stake in MAV’s holding company may be diluted, resulting in a reduced ability for us to participate in certain routine management decisions;
•uncertainty related to our long-term relationship with Rithm Capital Corp. (Rithm), one of our largest subservicing clients as of December 31, 2023;
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
•uncertainty related to the ability of third party obligors and financing sources to fund servicing advances on a timely basis on loans serviced by us;
•our ability to repay, renew and extend borrowings, borrow additional amounts as and when required, meet our MSR or other asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;
•increased servicing costs and reduced or delayed servicing income due to rising borrower delinquency levels , forbearance plans, moratoria on evictions and delays in foreclosure proceedings;
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
•scrutiny of our compliance with COVID-19-related rules and regulations, including requirements instituted by state governments, the GSEs, Ginnie Mae and regulators;
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
•the extent to which changes in, or in the interpretation of, laws or regulations may require us to modify our business practices and expose us to increased expense and litigation risk, including with respect to the collection of expedited payment, or convenience, fees;
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
OVERVIEW
We are a financial services company that services and originates both forward and reverse mortgage loans, through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. This long-standing core competency continues to be a guiding principle as we seek to grow our business and improve our financial performance. We are a leader in the reverse mortgage business with a strong brand and our reverse mortgage servicing platform.
We are headquartered in West Palm Beach, Florida with offices and operations in the U.S., in the United States Virgin Islands (USVI), in India and the Philippines. At December 31, 2023, approximately 76% of our workforce is located outside the U.S. Ocwen Financial Corporation is a Florida corporation organized in February 1988. With our predecessors, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013. We currently provide solutions through our primary operating, wholly-owned subsidiary, PHH Mortgage Corporation (PHH), formerly referred to as PMC.
BUSINESS MODEL AND SEGMENTS
Ocwen’s balanced and diversified business is designed to create value and maximize returns for our shareholders. We seek to create value for shareholders through capital-light growth, industry-leading cost structure, service excellence and high-quality operational execution. Our core competencies revolve around our Servicing business with an Originations platform to replenish and pursue growth of our servicing portfolio.
Our Servicing business is comprised of two components, our owned MSR servicing portfolio and our subservicing portfolio that complement each other when managing scale. We invest our capital to fund purchases and originations of our owned MSRs, for which we establish a targeted return on investment. Our net return includes servicing revenue net of servicing costs, less MSR portfolio runoff, and less MSR and advance funding cost. Our net return is impacted by fair value changes of our owned MSRs, net of hedging, that vary based on market conditions. Our subservicing portfolio generates a relatively stable source of revenue to enhance our returns. While subservicing fees are relatively lower, we do not incur any significant capital utilization or funding of advances and are not exposed to fair value volatility. In 2021, we expanded our servicing and subservicing portfolio with the launch of MAV, our MSR joint venture with Oaktree. In 2022 and 2023, we further executed on our capital-light growth strategy with new MSR capital partner relationships to effectively convert MSR servicing portfolios into subservicing portfolios. We target a balanced mix of our portfolio between servicing and subservicing based on capital allocation and returns. Our servicing operations and customer interactions do not differentiate whether loans are serviced or subserviced. In 2021, we also expanded our capability in reverse subservicing by acquiring the Mortgage Assets Management, LLC (formerly known as Reverse Mortgage Solutions, Inc.) (MAM (RMS)) servicing platform.
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
Servicing
Our Servicing business is primarily comprised of our residential forward mortgage servicing business that currently accounts for the majority of our total revenues, our reverse mortgage servicing business, and our small commercial mortgage servicing business. Our servicing clients include some of the largest financial institutions in the U.S., including the GSEs, Ginnie Mae and non-Agency residential mortgage-backed securities (RMBS) trusts, and other large MSR investors, including Rithm, MAV and MAM (RMS).
As of December 31, 2023, our servicing and subservicing portfolio consisted of approximately 1.3 million loans with a UPB of $288.4 billion.
Servicing involves the collection of principal and interest payments from borrowers, the administration of tax and insurance escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure (REO) on behalf of mortgage loan investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. Reverse servicing includes additional functions such as the funding of borrowers under their approved borrowing capacity, the repurchase of loans and assignment to HUD upon reaching a limit (based on the maximum claim amount) and the securitization of tails under the Ginnie Mae program. We earn contractual monthly servicing fees (which are typically payable as a percentage of UPB) pursuant to servicing agreements as well as other ancillary fees relating to our servicing activities such as late fees.
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
Our servicing and subservicing portfolios naturally decrease over time as homeowners make regularly scheduled mortgage payments, prepay loans prior to maturity, refinance with a mortgage loan not serviced by us or involuntarily liquidate through foreclosure or other liquidation process. In addition, existing clients may determine to terminate their servicing and subservicing arrangements with us and transfer the servicing to others. Therefore, our ability to maintain or grow our servicing revenue or the size of our servicing and subservicing portfolios depends on our ability to acquire the right to service or subservice additional mortgage loans at a rate that exceeds portfolio runoff and any client terminations. Our Originations segment is focused on profitably replenishing and growing our servicing and subservicing portfolios.
Originations
The primary source of revenue of our Originations segment is gain on loan sales. We originate and purchase residential mortgage loans that we promptly sell or securitize on a servicing retained basis, thereby generating mortgage servicing rights. Our mortgage loans are conventional (conforming to the underwriting standards of the GSEs) and government-insured loans (insured by the FHA or VA) (collectively Agency loans). We generally package and sell the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We originate forward mortgage loans directly with customers (consumer direct channel) as well as through correspondent lending arrangements. We originate reverse mortgage loans in all three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. Per-loan gain on sale margins vary by channel, with correspondent typically being the lowest margin and retail the highest, commensurate with fulfillment costs. Similarly, margins are generally higher for reverse mortgages than forward mortgages.
In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. Our Originations business also includes the sourcing and acquisition of new subservicing clients.
In 2023, our Originations business generated total volume additions of $50.4 billion in UPB (refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for further details).
Retail Lending. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our forward lending business benefits from our servicing portfolio by offering rate and term refinance options to qualified borrowers seeking to lower their mortgage payments and cash-out refinance options. Depending on borrower eligibility, we refinance eligible customers into conforming or government-insured products. We are focused on increasing recapture rates on our existing servicing portfolio to grow this business. We also originate retail reverse loans to non-Ocwen servicing customers.
Correspondent Lending. Our correspondent lending operation purchases forward and reverse mortgage loans that have been originated by a network of approved third-party lenders, under our lending and risk management programs. We employ an ongoing monitoring and renewal process for participating lenders that includes an evaluation of the performance of the loans they have sold to us. We perform pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans. We are focused on expanding our network of correspondent lenders and increased participation of our existing relationships,
Wholesale Lending. We originate reverse mortgage loans through a network of approved brokers. Brokers are subject to a formal approval and monitoring process. We underwrite all loans originated through this channel consistent with the underwriting standards required by the ultimate investor prior to funding.
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
REGULATION
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the CFPB, HUD, the SEC and various state agencies that license our servicing and lending activities. Accordingly, we are regularly subject to examinations, inquiries and requests, including civil investigative demands and subpoenas. The GSEs, Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
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
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act (HMDA), the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state and local laws, and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced. See Item 1A. Risk Factors – Legal and Regulatory Risks for further information.
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
The CFPB and state regulators have also focused on the use and adequacy of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as communications from debt collectors, the ability of borrowers to repay mortgage loans, or servicer responses to the COVID-19 pandemic. In March 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. In addition, multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 were implemented by states, agencies and regulators. Further, the CFPB promulgated certain amendments to RESPA (Regulation X) that became effective on August 31, 2021 and that impose certain additional COVID-19-related requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures.
COMPETITION
The financial services markets in which we operate are highly competitive and fragmented, and we expect them to remain so. We compete with large and small financial services companies, including bank and non-bank entities, in the servicing, lending and MSR transaction markets. Our competitors include large and regional banks, large non-bank servicers and mortgage originators, and real estate investment trusts. In both our servicing and originations businesses, new competitors continue to emerge, including companies that developed new technology around customer interactions and process automation.
In our Servicing business, we compete based on price, operating performance, service quality and customer and client satisfaction. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, (2) consider our customer satisfaction rankings, and (3) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which can create competitive challenges in certain situations. We believe that our competitive strengths flow from our ability to control and drive down delinquencies using proprietary processes, our superior operating performance, our lower cost to service, our deep know-how as a long-time operator of servicing loans and our long-standing and well established offshore operations. PHH received Fannie Mae’s Servicer Total Achievement and Rewards (STARTM) performer recognition for the 2023 program year for the third consecutive year. In addition, PHH was recognized for servicing excellence through Freddie Mac’s Servicer Honors and Rewards Program (SHARPSM) award in the top tier servicing group for the 2022 program year for the third consecutive year, and as subservicer for the 2023 program year. PHH also achieved HUD’s Tier 1 servicer ranking for the 2023 program year, for the third consecutive year.
In our Originations business, we face intense competition in most areas, including rates, margin, fees, customer service and name recognition. Some of our competitors, including the larger banks, have substantially lower costs of capital and strong retail presence, which can create competitive challenges in certain situations. We will continue to face increased competitive pressures in the future as the refinance opportunities remain limited with elevated interest rates. We believe our competitive strengths flow from our existing client relationships and from our focus on providing strong customer service, our brand recognition for our Liberty Reverse Mortgage business, our long-standing and well established offshore operations and use of technology.
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
The following table summarizes our latest key servicer ratings:

PHH
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS3+
Residential Subprime Servicer	SQ3+	Above Average	RPS3+
Residential Special Servicer	SQ3+	Above Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3+	Above Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Stable
Date of last action	August 10, 2023	March 22, 2023	February 15, 2024
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of initial rating	—	May 27, 2022	—

In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.”
On August 10,2023, Moody’s upgraded the ratings for residential prime, subprime, special servicer and second lien servicer quality (SQ) assessments from SQ3 to SQ3+, and affirmed the master servicer assessment at SQ3+. Moody’s ratings reflects i) significant investment in technology, ii) improvement in loan boarding, iii) improvement in document management and iv) improvement in bank account reconciliation process.
On March 22, 2023, S&P raised the ratings for residential mortgage primary, special, subprime and subordinate-lien servicer from Average to Above Average and affirmed the overall Above Average ranking as a residential mortgage loan master servicer and the ratings outlook as Stable. S&P’s rankings reflects i) senior and middle management teams, which have sound industry experience and tenure levels and low turnover, ii) multiple levels of internal controls to monitor the operations, iii) internal or external audit findings - no material findings noted, based on the reports provided, iv) effective and industry-recognized technology systems and good level of automation in reporting, accounting, and cash administration, v) proactive servicer oversight program and comprehensive practices to monitor default activity to mitigate losses, and vi) continued portfolio runoff, reflecting the securitization market's limited new business opportunities and high competition levels with several master servicers competing for those transactions.
On February 13, 2024, Fitch affirmed PHH’s residential servicer ratings and downgraded its outlook from Positive to Stable for Prime and Subprime products. The rating outlook remains Stable for the other products. The rating actions reflect PHH’s comprehensive enterprise-wide internal control environment, extensive industry experience and highly-developed global loan servicing platform, competitive loan servicing performance metrics, and effective technology platform. The ratings also consider the financial condition of PHH’s parent, Ocwen Financial Corporation. The affirmed ratings and Stable outlook on PHH’s residential servicer ratings are reflective of the company’s continued business growth, diversified sourcing strategies and overall loan servicing performance.
On February 15, 2024, Fitch affirmed PHH's Master Servicer rating and Stable outlook, reflecting the company's effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PHH's parent, Ocwen Financial Corporation.
RITHM CAPITAL CORP. RELATIONSHIP
We service loans on behalf of Rithm under various agreements, including traditional subservicing agreements, where Rithm is the legal owner of the MSRs, and in connection with legacy MSR transfers, referred to as Rights to MSRs, where Ocwen retains legal title to the underlying MSRs but Rithm has generally assumed risks and rewards consistent with an MSR owner. See Note 8 — Other Financing Liabilities, at Fair Value.
Rithm is one of our largest servicing clients, accounting for $45.0 billion of UPB or 16% of the UPB of our total servicing and subservicing portfolio as of December 31, 2023, approximately 67% of all delinquent loans that Ocwen serviced, and approximately 12% of our total servicing and subservicing fees in 2023, net of servicing fees remitted to Rithm (excluding ancillary income). In addition to a base servicing fee, we also receive some ancillary income and certain incentive fees or pay penalties tied to various contractual performance metrics. Rithm receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as certain REO-related income, including REO referral commissions. As legal MSR owner, or in compliance with the Rights to MSRs agreements, Rithm is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs.
On May 2, 2022, Ocwen entered into amendments to its servicing agreements with Rithm to extend their terms to December 31, 2023 and provide for subsequent, automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or Rithm provides three months’ advance notice of termination (by October 1), among other changes. Ocwen and Rithm did not provide notice of termination in 2023. Accordingly, all servicing agreements with Rithm are extended through December 31, 2024, with subsequent, automatic one-year renewals.
The underlying loans are almost exclusively non-Agency loans, involving a higher level of operational and regulatory risk, and requiring substantial direct and oversight staffing relative to Agency loans. Because of the relative size of the servicing agreements with Rithm, if Rithm exercises its right to terminate all or some of the agreements (for convenience by October 2024 or for cause at any time), we may need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm servicing agreements.

OAKTREE AND MAV RELATIONSHIP
We established a strategic alliance with Oaktree in 2020 to support refinancing our corporate debt and help advance our growth initiatives. The Oaktree relationship included the launch of an MSR investment vehicle (referred to as MAV or MAV Canopy) to scale up our servicing business in a capital efficient manner and investments in our debt and equity.
On December 21, 2020, we entered into a Transaction Agreement with Oaktree to form a joint venture for the purpose of investing in GSE MSRs exclusively subserviced by PHH. Effective with the closing of the transaction on May 3, 2021, Oaktree and Ocwen hold 85% and 15% interests in MAV Canopy, respectively, and initially agreed to invest equity up to $250.0 million over three years. On November 2, 2022, Ocwen and Oaktree entered into an agreement modifying certain terms relating to the capitalization, management and operations of MAV Canopy. Under the terms of the agreement, Ocwen and Oaktree agreed to increase the aggregate capital contributions to MAV Canopy by up to $250.0 million through May 2, 2024 (in addition to the then contributed capital), subject to extension. On November 1, 2023, Ocwen and Oaktree agreed to extend the commitment period through May 2, 2025, subject to an additional one-year extension by mutual agreement. Ocwen may elect to contribute its 15% pro rata share of the additional capital commitment. To the extent Ocwen does not contribute its pro rata share of the additional capital commitment, the ownership percentages held by Ocwen and Oaktree will be adjusted based on the parties’ current percentage interests, capital contributions and book value. As of December 31, 2023, our investment in MAV Canopy amounted to $37.8 million.
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
In 2021 as part of the launch of the MSR joint venture, PHH entered into a number of definitive agreements with MAV, the licensed mortgage subsidiary of MAV Canopy which govern the terms of their business relationship, including a Subservicing Agreement, Joint Marketing Agreement and Recapture Agreement, and Administrative Services Agreement. This joint venture is structured to provide Oaktree with MSR investment opportunities and returns, while providing PHH scale and incremental income through exclusive subservicing and recapture services. Additionally, PHH earns direct MSR investment income through its 15% ownership stake and would be entitled to carry interest on investment returns if exceeding certain thresholds upon liquidation (referred to as Promote Distribution). Under the arrangement, MAV has a non-compete to purchase certain GSE MSRs through specific channels in cooperation with PHH. In addition, PHH must offer MAV the first opportunity to purchase GSE MSRs sold by PHH or its affiliates that meet certain criteria, which we refer to as the right of first offer. Both the non-compete and the right of first offer are subject to various restrictions and in effect until MAV has been fully funded, or, if earlier, in the case of the right of first offer, until May 3, 2025 (subject to one annual extension by mutual consent). Also, MAV must provide Ocwen with reciprocal first offer rights prior to selling certain GSE MSRs originated by PHH after October 1, 2022 that are acquired by MAV under its own first offer rights. As a result of the extension of the commitment period through May 2, 2025 as disclosed above, MAV’s right of first offer to purchase certain GSE MSRs sold by PHH and Ocwen’s reciprocal right of first offer to purchase certain GSE MSRs sold by MAV which were acquired under MAV’s own first offer rights will remain in effect until May 2, 2025 or, if earlier, the date that MAV has been fully funded.
PHH has exclusive rights to subservice the MSR owned by MAV and is compensated with subservicing fees in accordance with the Subservicing Agreement. The Subservicing Agreement will continue until terminated by mutual agreement of the parties or for cause, as defined.
See Note 12 — Investment in Equity Method Investee and Related Party Transactions, Note 14 — Borrowings, and Note 16 — Stockholders’ Equity to the Consolidated Financial Statements for additional information.

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
•Service Excellence: Consistently Delivering on Our Commitments
•People: Develop, Grow and Value All Employees
•Teamwork: Succeed Together as a Global Team
•Embracing Change: Value Innovation and New Thinking
We had a total of approximately 4,500 employees at December 31, 2023. Approximately 1,100 of our employees were employed in the U.S. and USVI, and approximately 3,400 of our employees were employed in our operations in India and the Philippines.
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
As of December 31, 2023, 48% of our employees globally are women, and 34% of our U.S. leadership roles (Director and above) are filled by women and 22% are people of color. 61% of our U.S. employees are women and 45% are people of color. Our affinity groups like the Ocwen Global Women’s Network (OGWN), LEAP Black professionals network, FREE affinity group for LGBTQ+ employees and mentoring programs, when coupled with a culture of appreciation, help provide a comprehensive ecosystem for diversity to flourish.
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
Ocwen supports several organizations focused on promoting diversity in the mortgage industry, including the Five Star Institute’s American Mortgage Diversity Council and the National Housing Conference’s Black Homeownership Collaborative Workstream.
Talent Development. We continue to foster an environment in which every team member has the opportunity to grow and achieve his or her professional goals, with support and encouragement. We regularly measure employee engagement – our employees’ pride, energy and optimism that fuels their effort – and implement action plans that respond to employee feedback. Our most recent employee survey indicated strong engagement levels of 82% favorable. Our training platform focuses not only on the technical domain skills essential to role success, but includes competency-based programs to develop leadership capabilities and skills needed for the future. Succession planning occurs annually and is reviewed by the CEO and the Compensation and Human Capital Committee. Strategic talent reviews to identify, develop and promote top talent are part of our performance management processes. The Aspire mentoring program provides aspiring women leaders at mid-level with a platform to build skill, knowledge and expertise while achieving professional development goals through focused guidance and insight from a network of mentors.

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
Promoting equal opportunity and diversity. Ocwen is committed to providing equal opportunity in all areas of employment, compensation, training and promotion. Company policies prohibit discrimination of any form in all of the locations in which Ocwen operates. Ocwen strives to foster an environment in which all stakeholders can participate and contribute to the success of the organization’s enterprise, taking full advantage of the collective sum of individual differences, life experiences, inventiveness, self-expression and unique capabilities, knowledge and talent. Our Diversity, Equity and Inclusion Council, which was formed in 2015, is comprised of leaders from different areas of the Company including our Chief Diversity and Inclusion Officer and helps guide our approach in key areas including Leadership, Workforce, Vendor Diversity and Community Engagement. Diversity, Equity and Inclusion updates are provided to the Executive Leadership Team on a monthly basis and to the Board of Directors as necessary. Ocwen’s Global Diversity, Equity and Inclusion Policy is reviewed on an annual basis and diversity, equity and inclusion training is provided to all employees globally.
In 2023, several Ocwen women leaders were recognized for their contributions to the mortgage industry and furthering homeownership. Our Chief Risk and Compliance Officer was recognized in HousingWire’s 2023 “Women of Influence” list and five women employees were nominated for Five Star’s 2023 Women in Housing Leadership Awards. Additionally, our India team was recognized as one of the 2023 Top Employers for LGBTQ+ Inclusion by the India Workplace Equality Index, an honor that reflects our deep commitment to diversity, equity and inclusion.
Ocwen utilizes affinity groups, of which more than 2,200 employees are members, to help support employee development and drive inclusion, including 18 employee events globally:
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
Our training and development programs are important contributors to our ability to deliver industry-leading customer service. Over the past few years, PHH has been recognized for servicing excellence through Freddie Mac’s SHARPSM and Fannie Mae’s STARTM awards and HUD’s ranking.
Community development. At Ocwen, we believe homeownership is an important part of achieving financial independence, and our philosophy in this regard is “helping homeowners is what we do.” This philosophy is what guides us in our commitment to the communities we serve. We organize a variety of community outreach programs and events with local and national organizations around the country to assist homeowners, particularly in communities of color. Our outreach events began during the 2008 mortgage crisis and have continued since then. In 2023, we hosted 41 borrower outreach events across the country in partnership with the NAACP and seven HUD certified housing counseling agencies. In addition, Ocwen partners with several local municipalities around vacant and abandoned properties to mitigate blight in communities.
To better serve our stakeholders and communities, Ocwen created a Community Advisory Council in 2014, consisting of 15 leaders from a diverse group of national non-profit organizations, consumer advocacy groups and civil rights organizations, as a platform to collaborate and share ideas on how to help homeowners. Ocwen provides grants and sponsorship funding to local and national nonprofit organizations each year, in support of the work they do to help distressed communities and homeowners. Over the past four years, Ocwen has contributed over $6 million to these organizations, and nearly $28 million since 2012.
Additionally, Ocwen’s subsidiary PHH Mortgage formed a community partnership with the National Association of Mortgage Brokers (NAMB) to develop and provide a new reverse mortgage certification program to NAMB’s members. The success of this training program resulted in PHH Mortgage being named a 2023 Affiliate Company of the Year by NAMB.

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
Responsible information security management. Ocwen maintains a comprehensive information security program designed to safeguard the confidentiality, integrity and availability of its data and information systems. Ocwen’s Board of Directors is consistently updated on information security risks, which are managed through a strategic blend of policies, advanced tools and technologies, and continuous staff awareness initiatives. Ocwen’s cybersecurity controls are structured around a multi-layered defense-in-depth strategy designed to protect the integrity of the network against potential breaches.
Our workforce undergoes regular training to recognize, avert, and report cybersecurity risks and incidents. In parallel, Ocwen’s third-party risk management program assesses and supervises the information security practices of our vendors. It is mandatory for all third-party vendors who handle data processing on our behalf to uphold a well-documented information security program that aligns with our strict security standards.
Ocwen’s readiness for and responsiveness to cyber threats are regularly evaluated through various assessments. These include both internal and external vulnerability assessments, penetration testing, incident response table-top exercises, and breach readiness and response drills. For more detailed information regarding Ocwen’s approach to information security risk management, see “Item 1. Business - Risk Management.”
Environmental Impact. In 2023, Ocwen continued its commitment to operate through a primarily remote working model, reducing the percentage of employees commuting daily to the office. Fewer associates in the offices afforded the opportunity to reduce our office footprint in several markets. As office space footprints were reduced, improvements were made to retrofit lighting and equipment to lower our use of natural resources. Recycling of office and paper products in all U.S. facilities continues to be a priority, which reduces our imprint on the local landfills. In addition, we continue to reduce paper mailings to customers through our digital mailing service, electronic notice delivery and process automations.
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
Strategic Risk
We are exposed to risk with respect to the strategic initiatives we have taken to return to sustainable growth and profitability. Strategic risk represents the risk to shareholder or enterprise value, current or future earnings, capital and liquidity from adverse business decisions and/or improper implementation of business strategies. Management is responsible for developing and implementing business strategies that leverage our core competencies and are appropriately structured, resourced and executed. Oversight for our strategic actions is provided by the Board of Directors. Our performance, relative to our business plans and our longer-term strategic plans, is reviewed by senior management and the Board of Directors.
To achieve our near-term financial objectives, we believe we need to execute on the key business initiatives discussed under “Item 7. Management Discussion and Analysis-Overview-Business Initiatives”. Our ability to achieve our objectives is highly dependent on the success of our business relationships with our critical counterparties like the GSEs, FHFA, Ginnie Mae, our lenders, regulators, significant customers and our ability to attract new customers, all of which are impacted by our capability to adequately address the competitive challenges we face.

Market Risk
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Liquidity Risk
We are exposed to liquidity risk through our ongoing needs to: originate, purchase, repurchase and finance mortgage loans; sell mortgage loans into secondary markets; retain, acquire, finance and hedge MSRs, make and finance advances; fund and sell additional future draws by borrowers under variable rate HECM loans; meet our HMBS issuer obligations with respect to MCA repurchases; repay maturing debt; meet our contractual obligations; and otherwise fund our operations. Liquidity is an essential component of our ability to operate and grow our business; therefore, it is crucial that we maintain adequate levels of excess liquidity to fund our businesses during normal economic cycles and events of market stress.
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
•monitoring risk levels, through key indicators and oversight/assurance and testing programs; and
•providing periodic reporting to senior management and the Board of Directors for transparency.
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
Information Security Risk oversight is performed by our Chief Information Security Officer who reports to the Chief Administrative Officer. Ocwen’s information security plans are developed to meet or exceed Federal Financial Institutions Examination Council standards. See Item 1 C. “Cybersecurity” below.
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
Concentration Risk
Our Servicing segment has exposure to concentration risk and client retention risk. As of December 31, 2023, our servicing portfolio included significant client relationships with Rithm which represented 16% and 27% of our servicing and subservicing portfolio UPB and loan count, respectively. The Rithm servicing and subservicing portfolio accounts for approximately 67% of all delinquent loans that Ocwen services. During 2023, Rithm-related servicing fees retained by Ocwen represented approximately 12% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to Rithm (excluding ancillary income). The current terms of our agreements with Rithm extend through December 2024.
Our Subservicing Agreements and Servicing Addendum with Rithm provide for automatic one-year renewals, unless Ocwen or Rithm provide advance notice of termination. Ocwen and Rithm did not provide their respective notice of termination in 2023. Accordingly, the servicing agreements with Rithm are extended through December 31, 2024, with subsequent, automatic one-year renewals. If Rithm exercises its right to terminate all or some of the agreements (for convenience by October 2024 or for cause at any time), we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm servicing agreements.
In addition, as of December 31, 2023, our servicing and subservicing portfolio also included a significant client relationship with MAV which represented 19% of the UPB and 15% of the loan count in our total servicing and subservicing portfolio. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024.
MAV has the right to terminate the Subservicing Agreement entirely in the event of certain events of default, including failure by Ocwen to meet financial or operational requirements, including service levels. MAV may also terminate the Subservicing Agreement in the event of a change of control of Ocwen or PHH. Termination of some or all of our subservicing rights due to sales by MAV or termination of the entire Subservicing Agreement for cause could result in the loss of a significant portion of Ocwen’s total subservicing and subservicing portfolio and materially and adversely affect Ocwen’s business, liquidity, financial condition and results of operations.
Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of additional subservicing relationships, or significantly decrease the number of loans under such relationships.
The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Texas, Florida, New York and New Jersey, comprising 40% of the number of loans serviced at December 31, 2023. California has the largest concentration with 15% of the total loans serviced.

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
Summary of Risk Factors
As a non-bank mortgage company, we are exposed in the normal course of business to multiple risks shared by other participants in our industry. In addition, some of the risks we face are unique to Ocwen or such risks could have a different or greater impact on Ocwen than on other companies. These risks could adversely impact our business, regulatory or agency approval, financial condition, liquidity, results of operations, ability to grow, and reputation, and are summarized below. This summary is intended to supplement, and should not be considered a substitute for, the complete Risk Factors that follow.
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
•changes to our operations that may otherwise not occur in the normal course, and that could cause us to incur significant costs; or
•inability to execute our business strategy.
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

The CFPB and state regulators have also increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry, privacy concerns and other topical issues, such as communications from debt collectors and the ability of borrowers to repay mortgage loans, including in relation to COVID-19. See below as well as Business - Regulation for additional information regarding the rules, regulations and legislative developments most pertinent to our operations.
Presently, a level of heightened uncertainty exists with respect to the future of regulation of mortgage lending and servicing. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the federal regulatory environment generally. Such actions could impact the industry generally or us specifically, could impact our relationships with other regulators, and could adversely impact our business.
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
Finally, the regulations and requirements to which we are subject changed especially rapidly as the GSEs, Ginnie Mae, the United States Treasury Department and state regulators responded to the COVID-19 pandemic. In March 2020, the CARES Act was signed into law, allowing borrowers affected by COVID-19 to request temporary loan forbearance for federally backed mortgage loans. Multiple forbearance programs, moratoria of foreclosure and eviction and other requirements to assist borrowers enduring financial hardship due to COVID-19 were issued by states, agencies and regulators. In addition, the CFPB promulgated certain amendments to RESPA (Regulation X) that became effective in August 2021 and that imposed additional COVID-19-related requirements with respect to loss mitigation, early intervention call requirements, and initiating new foreclosures. The requirements described above vary across jurisdiction, appeared to conflict in some circumstances, and in some instances were complex to interpret and implement. If regulators reviewing our compliance with COVID-19-related regulations allege that we breached applicable laws, regulations or other requirements, we may face regulatory action, including fines, penalties, and restrictions on our business. In addition, we could face litigation and reputational damage. Any of these risks could have a material adverse impact on our business, financial condition, liquidity and results of operations.
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
CFPB
We are subject to supervision by the CFPB. In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. This lawsuit was resolved in Ocwen’s favor in 2023 following years of litigation that generated significant legal expense and adversely impacted our reputation and business. The CFPB has resumed normal course supervisory activities with respect to our business and operations. If the CFPB identifies any alleged deficiencies in Ocwen’s practices in the future, it could result in enforcement activity potentially involving monetary fines or penalties or restrictions on our business and could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing and State Attorneys General
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2023. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we were in compliance with the applicable net worth requirements. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition.
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
In January 2018, prior to our acquisition of PHH Corporation, PHH entered into a settlement agreement with the MMC and consent orders with certain state attorneys general to resolve and close out findings of an MMC examination of PHH’s legacy mortgage servicing practices. Under the terms of these settlements, PHH agreed to comply with certain servicing standards, to conduct testing of compliance with such servicing standards for a period of three years, and to report to the MMC regarding the same. We believe we complied with these obligations, and the three-year period has ended.
We continue to work with the NY DFS to address matters they raise with us as well as to fulfill our commitments under the 2017 NY Consent Order and PHH Corporation acquisition conditional approval. To the extent that we fail to address adequately any concerns raised by the NY DFS or fail to fulfill our commitments to the NY DFS, the NY DFS could take regulatory action against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
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
In the past, we have entered into significant settlements with the NY DFS, the CA DFPI, and the 2013 Ocwen National Mortgage Settlement which involved payments of significant monetary amounts, monitoring by third-party firms for which we were financially responsible and other restrictions on our business. While we are not currently subject to active monitorships under these settlements, we remain obligated to comply with the commitments made to our regulators and if we violate those commitments one or more of these entities could take regulatory action against us. Any future settlements or other regulatory actions against us could have a material adverse impact on our business, reputation, operating results, liquidity and financial condition.
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
Historically, our regulatory settlements significantly impacted our ability to maintain or grow our servicing portfolio because we agreed to certain restrictions that effectively prohibited future bulk acquisitions of residential servicing. While certain of these restrictions have been eased in connection with our resolution of state regulatory matters and acquisition of PHH Corporation, we are still restricted in our ability to grow our portfolio under the terms of our agreements with the NY DFS. If we are unable to satisfy the conditions of the regulatory commitments we made to these and other regulators, or if a future regulatory settlement restricts our ability to acquire MSRs, we will be unable to grow or even maintain the size of our servicing portfolio through acquisitions and our business could be materially and adversely affected. Moreover, even when regulatory restrictions are lifted, the reputational damage done by these actions may inhibit our ability to acquire new business.
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
We are facing certain challenges and uncertainties that could have significant adverse effects on our business, financial condition, liquidity and results of operations. The ability of management to appropriately address these challenges and uncertainties in a timely and effective manner is critical to our ability to operate our business successfully.
Historical losses significantly eroded stockholders’ equity and weakened our financial condition. We established a set of key initiatives to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. While we generated net income in 2021 and 2022, we incurred a net loss in 2023 driven by MSR fair value losses, net of hedging . We are exposed to earnings volatility due to the effect of changes in interest rates and other market conditions on the valuation of our assets and liabilities measured at fair value, including MSRs which represent our most interest-rate sensitive asset. While the objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure considering market, liquidity and other conditions, our hedging strategy may not be as effective as desired due to the actual performance of an MSR and hedges differing from the expected performance. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Business Initiatives.
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
•credit market conditions;
•the potential for ongoing disruption in the financial markets and in commercial activity generally related to changes in monetary and fiscal policy, international events including conflicts or wars and other sources of instability;
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
Our advance financing facilities are comprised of revolving notes issued to large financial institutions that generally have a revolving period of 12 months. At December 31, 2023, we had $499.7 million outstanding under these facilities. The revolving periods for our advance financing facilities end in August 2025, except for $0.9 million outstanding under a facility maturing in May 2026.

In the event we are unable to renew, replace or extend the revolving period of one or more of these advance financing facilities, we would no longer have access to available borrowing capacity and repayment of the outstanding balances on the revolving notes must begin at the end of the applicable revolving period. In addition, we use mortgage loan warehouse facilities to fund newly originated loans, HECM tails, buyouts and a number of other assets on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have maximum terms of 364 days, and similar to the revolving notes in the advance financing facilities, they are typically renewed, replaced or extended annually. At December 31, 2023, we had $731.6 million outstanding under these warehouse financing arrangements, all under agreements maturing in 2024 with the exception of $164.4 million of notes issued in 2023 which have a mandatory call date of June 2026.
In 2019, we entered into three separate MSR financing arrangements related to loans we service for (i) Fannie Mae and Freddie Mac, (ii) Ginnie Mae, and (iii) private investors (PLS MSRs). The Fannie Mae/Freddie Mac and Ginnie Mae facilities were provided through bank financing and had total capacity of $365.0 million and $250.0 million and borrowed amounts of $242.9 million and $212.5 million, respectively at December 31, 2023. The PLS MSR financing was issued to capital markets investors as an amortizing note structure with an initial principal amount of $100.0 million, replaced with a new series of notes in 2022 with an initial principal amount of $75.0 million. The Fannie Mae/Freddie Mac and Ginnie Mae facilities terminate in June 2024 and April 2024, respectively, and the PLS MSR facility matures in February 2025. In 2021, we entered into a facility which included a $135.0 million term loan and a $285.0 million revolving loan secured by a lien on our Agency MSRs. In November, 2022, the term loan was paid off and the revolving loan capacity was upsized to $400.0 million ($393.9 million outstanding at December 31, 2023). Any outstanding borrowings on the revolving loan will convert into a term loan in November 2024. The final maturity date of the term loan is December 2025. MSR financing is dependent on investor appetite and conditions in the capital markets, among other factors. As a result, MSR financing may not be readily available to finance the growth of our portfolio, or at rates and terms that may not be favorable to our business.
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
We currently plan to renew, replace or extend all of the above debt agreements consistent with our historical experience. In addition, $360.0 million aggregate principal amount of PHH’s 7.875% senior secured notes (the PMC Senior Secured Notes) mature on March 15, 2026 and OFC’s $285.0 million aggregate principal amount senior secured notes (the OFC Senior Secured Notes) mature on March 4, 2027. There can be no assurance that we will be able to renew, replace or extend all our debt agreements on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business.
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
As a result of our servicing and loan origination activities, we are subject to minimum net worth and liquidity requirements established by state regulators, GSEs, Ginnie Mae, lenders, and other counterparties. Losses incurred in prior years and in 2023 have eroded our net worth. In addition, we must structure our business so each licensed entity satisfies the net worth and liquidity requirements applicable to it, which can be challenging.
The minimum net worth and liquidity requirements to which our licensed entities are subject vary by state and type of license. We must also satisfy the minimum net worth and liquidity requirements of the GSEs and Ginnie Mae in order to maintain our approved status with such agencies and the minimum net worth and liquidity requirements set forth in our agreements with our lenders.
Minimum net worth requirements and liquidity are generally calculated using specific adjustments that may require interpretation or judgment. Changes to these adjustments have the potential to significantly affect net worth and liquidity calculations and imperil our ability to satisfy future minimum net worth and liquidity requirements. We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements at December 31, 2023. However, it is possible that regulators could disagree with our calculations. If we fail to satisfy minimum net worth or liquidity requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae, or it could trigger a default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, reputation, financing activities, liquidity, financial condition or results of operations.
In 2022, the FHFA and Ginnie Mae announced updated minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers. The updated minimum financial eligibility requirements modify the definitions of tangible net worth and eligible liquidity, modify their minimum standard measurement and include a new risk-based capital ratio, among other changes. The majority of the updated requirements became effective on September 30, 2023. In October 2022, Ginnie Mae extended the compliance date for its risk-based capital requirements to December 31, 2024. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of December 31, 2023. We have identified, and are commencing activities to implement, a course of actions intended to achieve compliance with the requirements. If we are unable to execute this solution in a timely and cost-effective manner that allows us to continue the Ginnie Mae related businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results, liquidity, financing activities and reputation could be negatively impacted. As of December 31, 2023, our forward owned servicing portfolio included government-insured loans with a UPB of $18.6 billion, 11% of our total forward owned MSR servicing portfolio or 6% of our total UPB serviced and subserviced.
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
At December 31, 2023, 87% and 72% of our consolidated total assets and liabilities are measured at fair value, respectively, on a recurring and nonrecurring basis, 96% and 100% of which are considered Level 3 valuations, including our MSR portfolio. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the securitization of reverse mortgage loans does not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
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
Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If changes to interest rates or other factors cause prepayment speeds to increase more than estimated, delinquency and default levels are higher than anticipated or financial market illiquidity is greater than anticipated, or other inputs or assumptions change, we may be required to adjust the value of certain assets or liabilities, which could adversely affect our business, financial condition and results of operations.
We are exposed to liquidity, interest rate and foreign currency exchange risks.
We are exposed to liquidity risk primarily because of the highly variable daily cash requirements to support our servicing business, including the requirement to make advances pursuant to our servicing agreements and the process of collecting and applying recoveries of advances. We are also exposed to liquidity risk due to margin calls or potential accelerated repayment of our debt depending on the performance of the underlying collateral, including the fair value of MSRs, and certain covenants or trigger events, among other factors. We are also exposed to liquidity and interest rate risk by our decision to originate and finance mortgage loans and the timing of their subsequent sales into the secondary market. Further, as discussed below, the derivative instruments that we have entered into in order to limit MSR fair value change exposure may require margin calls should the hedge instrument lose value. In general, we finance our operations through operating cash flows and various other sources of funding, including advance match funded borrowing agreements, secured lines of credit and repurchase agreements.
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Servicing advances are among our more significant non-interest earning assets. At December 31, 2023, we had total advances of $678.8 million. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt at December 31, 2023 is at variable rates. Rising interest rates may increase our interest expense. Earnings on float balances may partially offset these higher funding costs.
Our MSRs, which we carry at fair value, are subject to substantial interest rate risk, primarily because the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. A decrease in interest rates generally increases prepayment speeds and vice versa. An interest rate decrease could result in an array of fair value changes, the severity of which would depend on several factors, including the magnitude of the change, whether the decrease is across specific rate tenors or a parallel change across the entire yield curve, and impact from market-side adjustments, among others. The objective of our MSR hedging policy is to provide a targeted level of hedge coverage on our interest-rate sensitive MSR portfolio exposure. The targeted hedge coverage ratio increased in 2023 from 25% to 60% in the second quarter and 100% in December 2023. However, as discussed below, there can be no assurance that our hedging strategy will be effective in partially mitigating our exposure to changes in fair value of our MSRs due to interest rate changes. Also refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In our Originations business, we are exposed to interest rate risk and related price risk on our pipeline (i.e., interest rate loan commitments (IRLCs) and mortgage loans held for sale) from the commitment date up until the date the commitment is cancelled or expires, or the loan is sold into the secondary market. Generally, the fair value of the pipeline will decline in value when interest rates increase and will rise in value when interest rates decrease. We economically hedge our pipeline interest rate risk with freestanding derivatives such as TBAs and forward sale contracts.
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
Our hedging strategy may not be as effective as desired due to the actual performance of an MSR differing from the expected performance. While we actively track the actual performance of our MSRs across rate change environments, there is potential for our economic hedges to underperform. The underperformance may be a result of various factors, including but not limited to the following: available hedge instruments have a different profile than the underlying asset, the duration of the hedge is different from the MSR, the convexity of the hedge is not proportional to the valuation change of the MSR asset, the actual asset and hedge performance may differ from the model-expected asset and hedge instruments performance, transacting in certain TBA, swap futures and options hedges drives costs, the counterparty with which we have traded has failed to deliver under the terms of the contract, or we fail to renew or adjust the hedge position in a timely or efficient manner.
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
Our ability to provide competitive compensation packages and employee benefits programs is impacted by increases in the cost of living and wage inflation. This pressure, combined with tightening and competitive labor markets could increase the cost and difficulty of recruiting and retaining skilled employees. In addition, inflation may increase the rates charged by our vendors and our operating expenses generally. Any of these risks could negatively impact our operations and financial results.
Growth of our subservicing portfolio and originations business, and the profitability of our investment in MAV, are partially dependent on decisions made by a third party which we do not control.
MAV is owned and managed by an intermediate holding company, MAV Canopy, which is controlled by a board of directors on which Ocwen has minority representation. As part of our agreements with MAV, Ocwen has agreed not to compete with MAV with respect to the purchase of certain GSE MSRs through specific channels. As a result of these arrangements, the growth of Ocwen’s GSE subservicing portfolio and originations business depends in part on MAV’s ability to successfully bid on MSRs and in turn on the pricing and valuation considerations underlying MAV’s bidding strategy. If, and to the extent, MAV were to have limited success acquiring MSRs, the growth of Ocwen’s subservicing portfolio and originations business could be negatively impacted. More broadly, MAV’s profitability depends on business, operating and financial strategies determined by the management of MAV Canopy, which Ocwen does not control. If MAV Canopy’s business, operating or financial strategies are not successful, Ocwen’s 15% investment or returns on its investment, which as of December 31, 2023 amounted to $37.8 million, could be reduced or we may be requested to contribute additional capital. See the next risk factor below.
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
We have contractual obligations under the servicing agreements pursuant to which we service mortgage loans. Our non-Agency servicing agreements generally contain detailed provisions regarding servicing practices, reporting and other matters. In addition, PHH is party to seller/servicer agreements and/or subject to guidelines and regulations (collectively, seller/servicer obligations) with one or more of the GSEs, HUD, FHA, VA and Ginnie Mae. These seller/servicer obligations include financial covenants that include capital requirements related to tangible net worth, as defined by the applicable agency, an obligation to provide audited consolidated financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. To the extent that these requirements are not met or waived, the applicable agency may, at its option, utilize a variety of remedies including requirements to provide certain information or take actions at the direction of the applicable agency, requirements to deposit funds as security for our obligations, sanctions, suspension or even termination of approved seller/servicer status, which would prohibit future originations or securitizations of forward or reverse mortgage loans or servicing for the applicable agency.
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
Rithm is one of our largest servicing clients, accounting for 16% of the UPB and 27% of the loan count in our servicing and subservicing portfolio as of December 31, 2023. On February 20, 2020, we received a notice of termination from Rithm with respect to the legacy PHH subservicing agreement. It is possible that Rithm could exercise its rights to terminate for convenience or opt not to renew some or all of our servicing agreements.
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
Under the Rights to MSRs agreements, Rithm is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2023, such servicing advances made by Rithm were approximately $450.8 million. However, under the Rights to MSRs structure, we are contractually required under our servicing agreements with the RMBS trusts to make the relevant servicing advances even if Rithm does not perform its contractual obligations to fund those advances. Therefore, if Rithm were unable to meet its advance financing obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing operations.
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
MAV is one of our largest subservicing clients, accounting for 19% of the UPB and 15% of the loan count in our servicing and subservicing portfolio as of December 31, 2023. The Subservicing Agreement with MAV provides exclusivity rights to PHH as subservicer and will continue until terminated by mutual agreement of the parties or for cause, as defined. However, under the terms of our Subservicing Agreement, our subservicing rights terminate as to MSRs sold by MAV to any unaffiliated third party.
Prior to May 3, 2024, MAV may sell MSRs, in one or more sales, constituting up to 20% of MAV’s total assets without our consent. During 2023 and 2022, MAV has exercised these rights to sell MSRs with a book value (at the time of sale) of approximately $80 million and $120 million, respectively, or approximately 12% and 20% of the portfolio. After May 3, 2024, MAV may sell the entire servicing portfolio or any portion thereof without our consent (although we have a right of first offer with respect to the full or partial sale of the MAV entity itself). If MAV chooses to exercise these sale rights, and we are unable to reach an agreement with the purchaser(s) of the MSRs to continue as subservicer, we will lose the corresponding subservicing income. Further, if the MSRs sold by MAV include MSRs previously sold by PHH, we may recognize additional losses on the associated MSR and Pledged MSR liability reported at fair value on our consolidated balance sheets (see Note 12 — Investment in Equity Method Investee and Related Party Transactions).
In addition, MAV has the right to terminate the Subservicing Agreement entirely in the event of certain events of default, including failure by Ocwen to meet financial or operational requirements, including service levels. MAV may also terminate the Subservicing Agreement in the event of a change of control of Ocwen or PHH.
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
We are currently making, and will continue to make, technology investments and process improvements to improve or replace the information processes and systems that are key to managing our business, to improve our compliance management system, and to reduce costs. Additionally, as part of the transition to Black Knight MSP and the integration of our information processes and systems with PHH Corporation, we have undergone and continue to undergo significant changes to our technology infrastructure and business processes. Failure to select the appropriate technology investments, or to implement them correctly and efficiently, could have a significant negative impact on our operations.
We are subject to stringent and evolving U.S. laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data).
Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Additionally, certain sector-specific regulations, including regarding the financial industry, may require additional privacy and security-related obligations. For example, the Gramm-Leach-Bliley Act, as amended, imposes specific requirements relating to the privacy and security of certain “nonpublic personal information” processed by covered financial institutions.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.
In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in a material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our ability to provide services to our customers, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits and otherwise adversely affect our operations.
In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. We have programs in place designed to detect and respond to security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. While none of the cybersecurity incidents that we have experienced to date have had a material adverse impact on our business, financial condition or operations, a recent cybersecurity incident involving one of our vendors briefly impacted our operations, and we cannot assure that future incidents will not materially and adversely impact us.
Security breaches, computer viruses, phishing attacks, worms, cyberattacks, ransomware, hacking, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats could result in a compromise or breach of the technology that we or our vendors use to protect our sensitive data and other information that we must keep secure. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Unremediated high risk or critical vulnerabilities pose material risks to our business and we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Furthermore, our financial, accounting, data processing or other operating systems and facilities (or those of our vendors) may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyberattack, a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process transactions or otherwise operate our business. If one or more of these events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks. Any failure, interruption or breach in our cyber security could result in reputational harm, disruption of our customer relationships, or an inability to originate and service loans and otherwise operate our business. Further, if we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we could experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
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
As part of our business, we may share sensitive data with customers, vendors, service providers, and business partners. Our ability to monitor these third parties’ information security practices is limited and the information systems of these third parties may be vulnerable to security breaches as these third parties may not have appropriate security controls in place to protect the sensitive data we share with them. If our sensitive data is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. While we may be entitled to damages if our third-party vendors and/or service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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
As part of our ongoing initiatives to reduce operating costs, we have significantly reduced both our U.S.-based and offshore staffing levels compared to December 31, 2022. While we believe these planned departures are necessary in order to simplify our operations and drive stronger financial performance, internal reorganizations and personnel turnover add uncertainty to our operations in the short-term and divert management and employee attention from our other initiatives. In addition, the reduction in our workforce may negatively impact employee morale. It is possible that critical employees may seek other employment, and if we have misjudged the number or allocation of positions needed to run our operations efficiently, critical functions could be understaffed. Finally, our workforce reductions, management changes and internal reorganization could potentially invite increased regulatory inquiries. Any of the above risks, or a combination of these risks, could impair our ability to realize intended productivity increases and cost savings and result in a material adverse effect on our business and operating results.
We have operations in India and the Philippines that could be adversely affected by changes in the political or economic stability of these countries or by government policies in India, the Philippines or the U.S.
Approximately 3,000, or 67%, of our employees as of December 31, 2023 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent in India. Unless we can continue to enhance the efficiency and productivity of our employees, wage increases in the long-term may negatively impact our financial performance.
Political activity or other changes in political or economic stability in India and the Philippines could affect our ability to operate our business effectively. In 2023, for instance, our Philippines operations were briefly impacted by a series of transportation strikes. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business. Depending on the frequency and intensity of future occurrences of instability, our India or Philippines operations could be significantly adversely affected.
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
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the Philippines, the USVI and Florida. Approximately 3,400, or 76%, of our employees as of December 31, 2023 are located in India or the Philippines. In recent years, severe weather events caused disruptions to our operations in India, the Philippines, and the USVI and we incurred expense resulting from the evacuation of personnel and from property damage. In addition, employees located in Pennsylvania, New Jersey and Texas have been impacted by severe weather events in recent years, including as a result of power failures due to such events which temporarily prevented some remote employees from working. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business, including the cost of evacuation and repairs. As the frequency of severe weather events continues to increase in connection with rising global temperatures and other climatic changes, interruptions to our business operations may become more frequent and costly, and future weather events could have a significant adverse effect on our business and results of operations.
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
At December 31, 2023, we had outstanding representation and warranty repurchase demands related to 71 loans of $20.7 million total UPB.
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
We have made representations, warranties and covenants relating to our past sales of Agency MSRs, including sales made by PHH Corporation before we acquired it. To the extent that we (including PHH Corporation prior to its acquisition by us) made inaccurate representations or warranties or if we fail otherwise to comply with our sale agreements, we could incur liability to the purchasers of these MSRs pursuant to the contractual provisions of these agreements.
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
During 2019, in connection with our acquisition of PHH Corporation, overall corporate simplification and cost-reduction efforts, we executed a legal entity reorganization whereby OLS, through which we previously conducted a substantial portion of our servicing business, was merged into PHH. OLS was previously the wholly-owned subsidiary of OMS, which was incorporated and headquartered in the USVI prior to its merger with Ocwen USVI Services, LLC, an entity which is also organized and headquartered in the USVI. The USVI has an Economic Development Commission (EDC) that provides certain tax benefits to qualified businesses. OMS received its certificate to operate as a company qualified for EDC benefits in October 2012 and as a result received significant tax benefits. Following our legal entity reorganization, we are no longer able to avail ourselves of favorable tax treatment for our USVI operations on a going forward basis. However, if the EDC were to determine that we failed to conduct our USVI operations in compliance with EDC qualifications prior to our reorganization, the value of the EDC benefits corresponding to the period prior to the reorganization could be reduced or eliminated, resulting in an increase to our tax expense. In addition, under our agreement with the EDC, we remain obligated to continue to operate Ocwen USVI Services, LLC in compliance with EDC requirements through 2042. If we fail to maintain our EDC qualification, we could be alleged to be in violation of our EDC commitments and the EDC could take adverse action against us, which could include demands for payment and reimbursement of past tax benefits, and it could result in the loss of anticipated income tax refunds. If any of these events were to occur, it could adversely affect our financial condition and results of operations.
In December 2022, we executed an agreement with the USVI Bureau of Internal Revenue (BIR) for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement.
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
As of December 31, 2023, Ocwen had U.S. federal and USVI net operating loss (NOL) carryforwards of approximately $504.8 million, which we estimate to be worth approximately $106.0 million to Ocwen under our present assumptions related to Ocwen’s various relevant jurisdictional tax rates as a result of recently passed tax legislation (which assumptions reflect a significant degree of uncertainty). As of December 31, 2023, Ocwen had state NOL and state tax credit carryforwards which we estimate to be worth approximately $82.0 million, and capital loss carryforwards of $0.1 million in the U.S. jurisdiction. As of December 31, 2023, Ocwen had disallowed interest under Section 163(j) of $498.7 million in the U.S. jurisdiction. NOL carryforwards, Section 163(j) disallowed interest carryforwards and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur as measured under Section 382. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize our NOLs, tax credit carryforwards, deductions and/or certain built-in losses. If it is determined that an ownership change(s) has occurred, there may be annual limitations under Sections 382 and 383 (or comparable provisions of foreign or state law).

Ocwen and PHH Corporation have both experienced historical ownership changes that have caused the use of certain tax attributes to be limited and have resulted in the write-off of certain of these attributes based on our inability to use them in the carryforward periods defined under tax law. Ocwen continues to monitor the ownership in its stock to evaluate whether any additional ownership changes have occurred that would further limit our ability to utilize certain tax attributes. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve. Our inability to utilize our pre-ownership change NOL carryforwards, Section 163(j) disallowed interest carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows. Finally, any future changes in our ownership or sale of our stock could further limit the use of our NOLs and tax credits in the future.
Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly on a number of occasions in recent periods, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been, and may continue to be, volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2023 between $21.37 per share and $36.26 per share, and the closing stock price on February 22, 2024 was $28.31 per share. Therefore, the volatility in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory or legal actions, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including, but not limited to those set forth under this Item 1.A. Risk Factors .
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We have established information security protocols aimed at the identification, assessment, and management of significant cybersecurity risks that could impact our vital information systems and confidential data. Our information security team employs a variety of methods to identify and evaluate cybersecurity risks, including risk and control self-assessments, vulnerability assessments and penetration testing, breach and attack simulations, ransomware table-top assessments, cyber threat intelligence review, as well as internal and external assessments.
To mitigate and manage these risks, we have implemented various technical, physical, and organizational safeguards. Depending on the environment or system, these include, for example, information security policies and procedures, perimeter security controls such as firewalls and intrusion prevention systems, network security controls including multi-factor authentication and role-based access controls, and server and endpoint security controls such as anti-malware. Additionally, depending on the environment or system, we utilize application security controls, data security controls including encryption, data loss prevention controls, immutable data backups, and security awareness programs.
These aforementioned security measures are integrated into our broader enterprise risk management strategies. Cybersecurity risks identified through the processes described above under Item 1. Business - Risk Management are categorized according to our enterprise risk assessment guidelines and are tracked in a centralized enterprise risk system. Cybersecurity risks are regularly reviewed by our IT Risk Committee and Enterprise Risk and Compliance Committee (discussed further below). We also engage third-party service providers for assistance in identifying, assessing, and managing cybersecurity risks. In the past, these services have included external penetration testing, audit services, legal counsel, threat intelligence, forensic investigation, and managed security service providers.
In addition, we have processes in place for assessing and managing risks associated with third-party service providers. Vendors are categorized based on a set of criteria that assess the importance of their services and the sensitivity of the information they access. Depending on the nature of the services provided, the sensitivity of information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with the provider. We monitor third-party risks through due diligence questionnaires and periodic assessments, and we track the status of reported risks within our centralized risk governance framework.
In 2023 and 2024, cybersecurity incidents have occurred involving our vendors and other contractual counterparties that did not materially and adversely impact our operations. We cannot assure that future incidents will not materially and adversely impact us. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this annual report on Form 10-K, including “Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in a material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our ability to provide services to our customers, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits and otherwise adversely affect our operations.”
Cybersecurity Governance
Our Board of Directors addresses the Ocwen’s cybersecurity risk management as part of its general oversight function. The Risk and Compliance Committee of the Board of Directors is responsible for overseeing Ocwen’s overall risk management processes, including cybersecurity-related risks, and receives regular updates from the Chief Information Security Officer (CISO) concerning Ocwen’s significant cybersecurity threats and the processes Ocwen has implemented to address them. The Chair of our Risk and Compliance Committee and our Lead Independent Director have each received training and certification from the National Association of Corporate Directors Cyber-Risk Oversight Program.
Our cybersecurity risk assessment and management processes are implemented and maintained by the CISO and the information security team. The CISO is responsible for cybersecurity staffing and maintaining an up-to-date cybersecurity policy and processes framework designed to promote a strong cybersecurity posture, drive security awareness, and facilitate a coordinated response to cybersecurity incidents. The IT Risk Committee, which is chaired by the Chief Information Officer (CIO) and includes the CISO, Chief Risk and Compliance Officer (CRCO) and other executive leadership team members, reviews cybersecurity risks and initiatives on a periodic basis.
In addition to their decades of experience and qualifications in finance and management, our CIO holds a Bachelor’s Degree in Computer Engineering and Master’s Degree in Computer Science, our CISO holds a Bachelor’s Degree in Electronics Engineering and has completed industry certifications including Certified Information Security Auditor, Certified Information Systems Security Professional, and ISO 27001 Lead Auditor, and our CRCO has received training in financial services cybersecurity risk management for legal professionals. In addition, all Ocwen executives, along with employees generally, are required to refresh their cybersecurity and IT threat-recognition training annually or more frequently if circumstances warrant.
Cybersecurity-related risk events are reported to Ocwen’s Enterprise Risk and Compliance Committee, an executive level management committee designed to assist the Chief Executive Officer and CRCO in executing our Enterprise Risk Management Program, including with respect to cybersecurity. The Enterprise Risk and Compliance Committee provides a formal governance and oversight infrastructure for identifying and monitoring cybersecurity risks and compliance-related issues facing Ocwen, which includes escalation to the Risk and Compliance Committee of the Board as appropriate.
In addition, our cybersecurity incident response processes are designed to escalate material cybersecurity incidents to members of management as part of the enterprise level Crisis Management Framework. The CISO, CIO, CRCO and senior operating unit leaders are part of the crisis management team in an effort to promote the prompt mitigation of cybersecurity incidents and facilitate the notification of appropriate stakeholders.

ITEM 2.    PROPERTIES
Ocwen Financial Corporation is headquartered in West Palm Beach, Florida, at 1661 Worthington Road, Suite 100. We have offices and facilities in the U.S., the USVI, India and the Philippines, all of which are leased. The following table sets forth information relating to our principal facilities at December 31, 2023:

Location	Owned/Leased	Square Footage
Principal executive offices
West Palm Beach, Florida	Leased	41,858

Document storage and imaging facility
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Mt. Laurel, New Jersey (1)	Leased	18,270
Rancho Cordova, California (2)	Leased	17,157
Houston, Texas - Walters Road (3)	Leased	15,678
St. Croix, USVI (4)	Leased	6,096

Offshore facilities (1)
Bangalore, India (5)	Leased	22,325
Mumbai, India (6)	Leased	15,218
Pune, India	Leased	3,826
Manila, Philippines	Leased	13,134

Former operations and support offices no longer utilized
Houston, Texas - Walters Road (7)	Leased	29,901

(1)Supports our servicing and lending operations, as well as our corporate functions.
(2)Primarily supports reverse lending operations.
(3)Primarily supports our reverse servicing operations. We exercised the early termination option to terminate the lease by January 31, 2025 (original lease term extended through January 2027).
(4)Primarily supports our forward servicing operations.
(5)Effective January 2023, we terminated the lease on 45,725 square feet of space.
(6)Effective March 2023, we reduced the office space by 10,447 square feet.
(7)The lease of this facility, which expires on January 31, 2025, was partially abandoned as of December 31, 2023.

We regularly evaluate current and projected space requirements, considering the constraints of our existing lease agreements and the expected scale of our businesses. We operate through a hybrid workforce model which combines remote work for substantially all of our global workforce and in-office when required. During 2023, we exited a total of 105,471 of leased square feet.
ITEM 3.    LEGAL PROCEEDINGS
See Note 26 — Contingencies to the Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.
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
Stock Return Performance
The following graph compares the cumulative total shareholder return (TSR) on the common stock of Ocwen Financial Corporation since December 31, 2018, with the cumulative TSR on the stocks included in (i) the Russell 2000 Index, (ii) the current peer group of companies Ocwen uses to inform compensation decisions, and (iii) the peer group used to inform compensation decisions in 2022. We have chosen to present the Russell 2000 for comparison purposes because we believe the Russell 2000 is comprised of companies which more closely resemble Ocwen in terms of market capitalization than other indices. We have selected our peer groups for comparison purposes because Ocwen’s management uses information about the peer groups to make compensation decisions and we believe that information is relevant to our shareholders. The Compensation and Human Capital Committee of Ocwen’s Board of Directors determines the constitution of our peer groups after considering the recommendations of our independent compensation consultant, who identifies potential peers based on a number of metrics including industry classification, revenues, assets and number of employees. Our Compensation and Human Capital Committee modified the peer group in 2023 on the recommendation of our independent compensation consultant in order to ensure the constituent companies remain aligned with Ocwen in key metrics.
The Compensation and Human Capital Committee selected the following peer group (Current Peer Group) as the comparator for benchmarking, including competitors in the mortgage finance industry and mortgage real estate investment trusts.

Associated Banc-Corp	Mr. Cooper Group Inc.
Axos Financial, Inc.	PennyMac Financial Services, Inc.
BankUnited, Inc.	Radian Group Inc.
Finance of America Companies, Inc.	South State Corporation
Guild Holdings Company	UWM Holdings Corporation
LendingTree, Inc.	Walker & Dunlop, Inc.
loanDepot, Inc.	Webster Financial Corporation
MGIC Investment Corporation	WSFS Financial Corporation
The cumulative TSR performance of peer group companies Finance of America Companies, Inc., Guild Holdings Company, Home Point Capital Inc., loanDepot Inc. and UWM Holdings is not included in the weighted average cumulative TSR calculation because they were publicly listed after the beginning of the five-year measurement period.
Compared to the 2022 peer group, the Current Peer Group reflects the addition of Axos Financial, Inc. and WSFS Financial Corporation and the removal of Home Point Capital Inc. and Navient Corporation.
The graph assumes that $100 was invested in our common stock, each index listed below, and each company in the peer group (except as described above) on December 31, 2018, and the reinvestment of all dividends. The returns of each peer group company are weighted according to their respective stock market capitalization at the beginning of the period.

$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Ocwen Financial Corporation
Russell 2000 (1)
Current Peer Group
2022 Peer Group

	Period Ending
Index / Peer Group	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Ocwen Financial Corporation	$100.00	$102.24	$143.83	$198.86	$152.14	$153.03
Russell 2000	$100.00	$123.72	$146.44	$166.50	$130.60	$150.31
Current Peer Group	$100.00	$130.48	$134.35	$157.67	$129.27	$168.76
2022 Peer Group	$100.00	$133.55	$132.48	$161.83	$133.03	$171.59
(1)© 2023 London Stock Exchange Group plc and its applicable group undertakings (the “LSE Group”). The LSE Group includes (1) FTSE International Limited (“FTSE”), (2) Frank Russell Company (“Russell”), (3) FTSE Global Debt Capital Markets Inc. and FTSE Global Debt Capital Markets Limited (together, “FTSE Canada”), (4) MTSNext Limited (“MTSNext”), (5) Mergent, Inc. (“Mergent”), (6) FTSE Fixed Income LLC (“FTSE FI”), (7) The Yield Book Inc (“YB”) and (8) Beyond Ratings S.A.S. (“BR”). All rights reserved. FTSE Russell® is a trading name of FTSE, Russell, FTSE Canada, MTSNext, Mergent, FTSE FI, YB. “FTSE®”, “Russell®”, “FTSE Russell®”, “MTS®”, “FTSE4Good®”, “ICB®”, “Mergent®”, “The Yield Book®” and all other trademarks and service marks used herein (whether registered or unregistered) are trademarks and/or service marks owned or licensed by the applicable member of the LSE Group or their respective licensors and are owned, or used under license, by FTSE, Russell, MTSNext, FTSE Canada, Mergent, FTSE FI, YB. FTSE International Limited is authorized and regulated by the Financial Conduct Authority as a benchmark administrator. All information is provided for information purposes only and data is provided "as is" without warranty of any kind.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Number of Holders of Common Stock
On February 22, 2024, 7,684,401 shares of our common stock were outstanding and held by approximately 47 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliates
We did not repurchase any shares of our common stock during the quarter ended December 31, 2023.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts and unless otherwise indicated)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K generally discusses 2023 and 2022 items and provides year-to-year comparisons between 2023 and 2022. Discussions of year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.
OVERVIEW
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. PHH is one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicer based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs. We serviced or subserviced 1.3 million loans with a total UPB of $288.4 billion on behalf of more than 3,900 investors and 113 subservicing clients as of December 31, 2023. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel during 2023, compared with the volume of the two preceding years. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In 2023, we added $50.4 billion of new volume, mainly $27.6 billion of new subservicing and $22.3 billion of non-bulk new servicing, as further detailed in the below table.

$ In billions	UPB			$ Change
	Years Ended December 31,			2023 vs 2022	2022 vs 2021
	2023	2022	2021
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.4	$1.2	$2.4	$(0.9)	$(1.2)
Correspondent MSR (1)	12.2	15.6	16.6	(3.4)	(1.0)
Flow and Agency Cash Window MSR purchases (2)	9.1	11.3	20.4	(2.3)	(9.1)
Reverse mortgage servicing (3)	0.7	1.4	1.5	(0.8)	(0.1)
Total servicing	22.3	29.5	41.0	(7.2)	(11.5)
Bulk purchases (2)	0.5	4.5	55.1	(4.1)	(50.6)
Total servicing additions	22.8	34.0	96.1	(11.3)	(62.1)
Interim forward subservicing	6.8	12.6	14.7	(5.8)	(2.1)
Other new forward subservicing	19.4	29.0	26.9	(9.5)	2.1
Reverse subservicing	1.4	13.2	14.3	(11.9)	(1.1)
Total subservicing additions (4)	27.6	54.8	55.9	(27.2)	(1.1)
Total servicing and subservicing UPB additions	$50.4	$88.8	$152.0	$(38.4)	$(63.2)
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
The following table summarizes the average volume of our Servicing segment in 2023, compared with the two preceding years. The average servicing volume is a key driver of the profitability of our Servicing segment. In 2023, our total average servicing and subservicing portfolio increased $10.9 billion, or 4%, net of runoff, primarily driven by a $9.4 billion increase in MAV UPB and $4.6 billion new MSR capital partners to whom we sell MSRs while retaining the subservicing, offset in part by a $5.0 billion runoff of Rithm servicing portfolio. Our average owned MSR servicing portfolio stayed relatively flat year over year, with a $1.9 billion, or 2% increase.

$ in billions	Average UPB			$ Change
	Years Ended December 31,			2023 vs 2022	2022 vs 2021
	2023	2022	2021
Owned MSR	$123.8	$121.9	$117.5	$1.9	$4.4
Rithm	47.0	52.0	61.4	(5.0)	(9.4)
MAV	51.9	42.5	9.1	9.4	33.4
Subservicing (including reverse subservicing)	56.4	57.0	24.7	(0.7)	32.3
Reverse mortgage loans (owned)	7.8	7.4	6.8	0.4	0.6
Commercial and other servicing	0.9	0.8	1.2	0.2	(0.4)
Other MSR capital partners	4.6	—	—	4.6	—
Total servicing and subservicing UPB (average)	$292.4	$281.6	$220.7	$10.9	$60.9
As of December 31, 2023 and 2022, the total servicing and subservicing UPB amounted to $288.4 billion and $289.8 billion, respectively, a net decrease of $1.3 billion or 0.5%.
The following table presents key market interest rates and respective changes in the periods presented. As further discussed, the 30-year fixed rate mortgage is a key driver of the Originations volumes, the 10-year Treasury rate is a key benchmark for MSR valuation and hedging activities, and the 1-month SOFR is a key benchmark for the profitability of our Servicing segment (including float earnings and asset-backed financing cost). In 2023, mortgage interest rates continued to rise following the decision of the Federal Reserve to continue to raise its federal funds target rate (with four times a 25-basis point increase from February to July 2023), resulting in the 30-year fixed rate mortgage reaching its peak 7.79% in October, 2023 and its yearly average up 1.5 percentage points higher than the prior year. This rate increase continued to depress the origination market, significantly limiting refinance opportunities and maintaining pressure on borrower affordability. The 30-year fixed rate mortgage dropped in the fourth quarter of 2023 to return to levels similar to December 31, 2022 (up 19 basis points). Similarly, while the 10-year Treasury rate, a benchmark for MSR fair value changes attributable to rates, stayed flat year-over-year, it increased 140 basis points from March 31, 2023 to October 31, 2023 and decreased 100 basis points from October 31, 2023 to December 31, 2023.

	Years Ended December 31,
	2023	2022	2021
30-year fixed rate mortgage (1)
Average	6.80%	5.30%	2.95%
End of period	6.61%	6.42%	3.11%
End of period change (percentage points)	0.19	3.31	0.44

10-year Treasury rate
End of period	3.88%	3.88%	1.52%
End of period change (percentage points)	—	2.36	0.61

Average 1-month SOFR	5.07%	1.85%	0.04%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey

Financial Highlights
Results of operations for 2023
•Net loss of $64 million, or $8.34 loss per share basic and diluted
•Servicing and subservicing fee revenue of $947 million
•Originations gain on sale of $30 million
• $89 million MSR valuation loss attributable to rate and assumption changes, net of hedging
Financial condition at the end of the year
•Stockholders’ equity of $402 million, or $52.29 book value per common share
•MSR investment of $2.3 billion, down $393 million, and $10.9 billion increase in the average serviced and subserviced UPB as compared to the prior year
•Cash position of $202 million
•Total assets of $12.5 billion
Business Initiatives
We established the following key operating objectives to return to sustainable profitability and create long-term value for shareholders. As our near-term priority remains to return to sustainable profitability, we continue to execute our strategy around these objectives:
•Leveraging the core strengths of our balanced and diversified business through a continued focus on servicing and maintaining agility to address market-cycle opportunities;
•Driving prudent growth adapted for the environment, including emphasis on subservicing to drive capital-light servicing portfolio UPB growth and expansion of higher margin originations products and clients to drive accretive MSR investments;
•Reducing cost structure across the organization to achieve industry cost leadership by maintaining continuous cost improvement discipline and optimizing technology, global operations, and scale;
•Delivering industry top-tier servicing operational performance and driving increased borrower and client satisfaction.
•Optimizing liquidity, diversifying capital sources, including our multi-investor partnership model to fund new MSR originations which enables capital-light servicing portfolio growth and interest rate risk mitigation, and allocating capital to deliver value for shareholders, including deleveraging through opportunistic repurchases of our senior secured notes.
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

Condensed Results of Operations	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenue	$1,066.7	$953.9	$1,050.1	12%	(9)%
MSR valuation adjustments, net	(232.2)	(10.4)	(98.5)	n/m	(89)
Operating expenses	412.1	532.4	609.3	(23)	(13)
Other income (expense), net	(480.5)	(386.2)	(346.7)	24	11
Income (loss) before income taxes	(58.1)	24.9	(4.4)	(333)	(670)
Income tax expense (benefit)	5.6	(0.8)	(22.4)	(795)	(96)
Net income (loss)	(63.7)	25.7	18.1	(348)	42

Segment income (loss) before income taxes:
Servicing	$9.9	$127.7	$52.2	(92)%	145%
Originations	(2.0)	2.9	89.8	(169)	(97)
Corporate Items and Other	(66.1)	(105.7)	(146.3)	(37)	(28)
	$(58.1)	$24.9	$(4.4)	(333)%	(670)%
n/m: not meaningful
Ocwen reported a $63.7 million net loss in 2023, as compared to $25.7 million net income in 2022, mostly driven by the following:
•A $112.8 million, or 12% increase in revenue, with $166.1 million, or 20% growth in Servicing revenue partially offset by lower revenue in Originations. With a 4% increase of our average servicing volume, the Servicing revenue increase is primarily driven by interest rates, with $87.1 million incremental float and other ancillary income in 2023 and $47.0 million fair value losses on our reverse portfolio reported in 2022. In addition, a net favorable $24.5 million fair value change year-over-year was attributable to two key transactions (with gains on mortgage buyouts acquisition and securitization in 2023 and losses on Ginnie Mae EBO delinquent loan buyouts and sale in 2022). The decline in Originations revenue is primarily driven by significant decreases in volumes across all channels due to higher market interest rates affecting borrower behaviors.
•A $221.8 million higher loss on MSR valuation adjustments, net, primarily driven by MSR fair value gains reported in 2022 with changes in market interest rates (the 10-year Treasury rate increased by more than 2 percentage points in 2022, and remained flat in 2023), unfavorable MSR interest rate hedging strategy performance, and additional unfavorable rate and assumption updates to reflect market participant perspectives on the fair value of our MSRs and MSR pledged liabilities with actual trade pricing levels in 2023.
•A $120.3 million decrease in operating expenses, primarily due to lower production volume and headcount in our Originations segment, additional cost reductions across all segments and the reversal of our accrual related to the CFPB matter resolved in 2023.
•A $94.3 million increase in Other expense, net primarily due to $55.2 million higher net interest expense driven by a more than 300 basis point increase in average short-term interest rates, the indices of our asset-backed financings, and a $41.3 million increase in Pledged MSR liability expense mostly due to an increase in servicing spread remittance on the Excess Servicing Spread (ESS) financing liabilities issued beginning in the third quarter of 2022.
•A $6.4 million increase in income tax expense, primarily due to income tax benefit recognized in 2022 related to the favorable resolution of uncertain tax positions.

Total Revenue
The below table presents total revenue by segment:

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Servicing	$994.6	$828.5	$825.5	20%	—%
Originations	72.1	141.1	249.9	(49)	(44)
Corporate	—	—	—	n/m	(100)
Total segment revenue (1)	$1,066.7	$969.6	$1,075.4	10	(10)
(1)Refer to Note 23 — Business Segment Reporting for a reconciliation to Total revenue for 2022 and 2021 and the change in presentation of CRL activities.
Total segment revenue for 2023 was $97.1 million, or 10%, higher as compared to 2022 due to a $166.1 million increase in Servicing revenue partially offset by a $69.0 million decrease in Originations revenue.
•The $166.1 million, or 20% increase in Servicing revenue is driven by an $87.1 million increase in float and other ancillary income with higher interest rates, a $15.7 million revaluation gain on reverse mortgage buyouts opportunistically acquired at a discount and securitized in 2023, and a 4% increase in average volume. In addition, the year-over-year revenue increase is impacted by losses recognized in 2022, with $47.0 million fair value losses on the reverse loans held for investment and HMBS-related borrowings, net driven by increasing interest rates and widening yield spread in 2022, and an $8.8 million loss on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program and sold.
•The $69.0 million, or 49% decrease in Originations revenue is primarily driven by a decrease in volumes across all channels due to higher market interest rates affecting borrower behaviors. Our reverse channels reported a $38.0 million decrease in gains on a 53% decline in volume, our forward channels reported a $22.6 million decrease in gains on sale mostly driven by lower recapture volume offset in part by higher margin, and an $8.4 million decline in fees primarily due to lower production volume.
MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Years Ended December 31,
	2023	2022	2021
Realization of expected cash flows (runoff)	$(143.6)	$(164.5)	$(160.8)

Fair value gains (losses) due to rates and assumptions	(55.5)	261.0	71.9
MSR hedging derivative fair value gain (loss)	(33.1)	(106.9)	(9.5)
Sub-total fair value gains (losses) due to rates and assumptions, net of hedging (1)	(88.6)	154.1	62.3
MSR valuation adjustments, net	$(232.2)	$(10.4)	$(98.5)
(1)Excludes fair value changes of reverse mortgage loans held-for-investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Refer to the MSR Hedging Strategy section of Item 7A. Quantitative and Qualitative Disclosures about Market Risks for further detail.
The $232.2 million loss on MSR valuation adjustments, net in 2023 is comprised of $143.6 million runoff, $55.5 million fair value loss attributed to rates and assumptions and $33.1 million loss on MSR hedging derivatives. MSR valuation adjustments, net decreased by $221.8 million (higher loss) in 2023 compared to 2022 largely driven by interest rates, as discussed below.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The favorable $20.9 million decrease in runoff year-over-year is mostly due to the ESS financing liabilities issued beginning in the third quarter of 2022 and MSR sales.
•The $55.5 million fair value loss due to rates and assumptions in 2023 is largely attributed to unfavorable assumption updates to reflect market participant perspectives on MSRs and MSR pledged liabilities with actual trade pricing levels as the 10-year Treasury rate remained flat in 2023. The change from a $261.0 million fair value gain in 2022 to a loss in 2023 is also due to changes in market interest rates as the 10-year Treasury rate increased 236 basis points in 2022.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value losses or gains, respectively, of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. As the 10-year Treasury rate remained flat in 2023, the $33.1 million derivative loss is primarily driven by hedge cost and hedge ineffectiveness associated with non-parallel changes in the interest rate curve, mortgage basis and market volatility, among other factors. The $73.8 million year-over-year decline in hedging losses is mainly due to an increase in interest rates in 2022, also considering the change in our hedge coverage ratio. Also refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness and the Servicing segment for a further discussion of MSR valuation adjustments, net.
Operating Expenses
The table below presents the key components of operating expenses:

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021

Compensation and benefits	$229.2	$289.4	$297.9	(21)%	(3)%
Servicing and origination	57.3	64.9	113.6	(12)	(43)
Technology and communications	52.5	57.9	56.0	(9)	3
Professional services	22.3	49.3	81.9	(55)	(40)
Occupancy, equipment and mailing	31.8	41.8	36.5	(24)	14
Other expenses	19.0	29.1	23.3	(35)	25
Total operating expenses	$412.1	$532.4	$609.3	(23)	(13)

Average headcount	4,670	5,476	5,205	(15)	5
Compensation and benefits expense for 2023 decreased $60.2 million, or 21%, as compared to 2022 largely due to a $44.7 million decrease in salaries and benefits and a $10.8 million decrease in severance expense. Our total average headcount declined 15% (including a 33% decline in total average U.S. based headcount), driven by a 50% decline in Originations average headcount as part of our efforts to right size resources to market opportunities, and a 25% reduction in our average U.S. based Servicing headcount reflecting our goal to improve efficiencies and create an industry leading cost structure. In addition, commissions decreased by $11.4 million due to lower production volume and headcount in our Originations segment. Offsetting in part was a $9.2 million increase in incentive compensation related to our management performance-based plans primarily due to an increase in equity classified share-based awards expense attributed to new share-based awards granted in 2023, and at a higher average grant-date fair value, lower forfeitures in 2023, and an increase in cash awards.
Servicing and origination expense for 2023 decreased $7.6 million, or 12%, as compared to 2022, mostly driven by lower Originations volume and a reduction in indemnification reserves in 2023 due to favorable representation and warranty demand activity and resolutions. Servicing segment expense was mostly flat, as compared to 2022.
Technology and communications expense for 2023 decreased $5.4 million, or 9%, as compared to 2022 mainly due to cost reduction initiatives with our vendors for our Corporate support functions and lower Originations volume.
Professional services expense for 2023 decreased $27.0 million, or 55%, as compared to 2022 primarily due to a $13.7 million decline in legal expenses and a $13.3 million decrease in other professional fees. The decline in legal expenses is primarily due to the reversal of our accrual related to the CFPB matter resolved in 2023 offset in part by lower recoveries of prior year expenses in 2023 as compared to 2022. The decrease in other professional fees is driven by our cost saving initiatives including the reduction of outsourced resources and insurance costs.
Occupancy, equipment and mailing expense for 2023 decreased $10.0 million, or 24%, as compared to 2022. The expense reduction was primarily due to our exit or downsize of certain leased office facilities in the second half of 2022, including our exit from our New Jersey leased office facility, and lower mailing costs.
Other expenses for 2023 decreased $10.1 million as compared to 2022 mainly due to a $5.8 million decrease in advertising expense mostly attributed to our Originations segment and a decline in bank charges due to higher earnings credits as a result of higher interest rates.

Other Income (Expense)

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net interest expense	$(195.6)	$(140.4)	$(117.6)	39%	19%
Pledged MSR liability expense	(296.3)	(255.0)	(221.3)	16	15
Gain (loss) on extinguishment of debt	1.3	0.9	(15.5)	43	(106)
Earnings of equity method investee	7.3	18.5	3.6	(61)	411
Other, net	2.8	(10.2)	4.1	(127)	(349)
Other income (expense), net	$(480.5)	$(386.2)	$(346.7)	24	11
Net interest expense for 2023 increased $55.2 million, or 39%, as compared to 2022 primarily due to an increase in the cost of funds of our asset-backed financing facilities mostly driven by a more than 300 basis point increase in short-term interest rates, and the repayment of a lower-cost servicing advance facility during the third quarter of 2022.
In 2023 and 2022, we repurchased $15.0 million and $25.0 million, respectively, of PMC 7.875% Senior Secured Notes due March 2026 in the open market at a discount and recognized gains on extinguishment of the debt, net of the respective write-off of unamortized discount and debt issuance costs.
Other, net expense for 2023 decreased $13.0 million as compared to 2022 primarily driven by $5.7 million of compensation from a subservicer related to a negotiated subservicing termination in the fourth quarter of 2023. The payment received offsets an unfavorable impact to the fair value of the associated MSRs (reported as a loss in MSR valuation adjustments, net). In addition, early payoff protection expense decreased by $3.0 million in 2023 in connection with our MSR sale transactions.
Refer to Servicing segment for discussion and analysis of Pledged MSR liability expense and Earnings of equity method investee.
Income Tax Benefit (Expense)

	Years Ended December 31,
	2023	2022	2021
Income tax expense (benefit)	$5.6	$(0.8)	$(22.4)
Income (loss) before income taxes	(58.1)	24.9	(4.4)
Effective tax rate	(10)%	(3)%	509%
Our effective tax rate for the periods indicated in the table above differs from the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. The U.S. jurisdiction is in a cumulative loss position for the three-year period ended December 31, 2023. We evaluated all positive and negative evidence and determined that a full valuation allowance at December 31, 2023 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions and changes in uncertain tax positions. Refer to Note 20 — Income Taxes for further details on deferred tax assets.
For 2023, income tax expense of $5.6 million was driven primarily by pre-tax earnings in foreign jurisdictions, current taxable income in the U.S., and the accrual of additional interest and penalties on uncertain tax positions. The $6.4 million increase in income tax expense for 2023, compared with 2022, is mostly due to the favorable resolution of uncertain tax positions in 2022 and current taxable income in the U.S. The decline in the effective tax rate is primarily due to the $83.0 million decrease in pre-tax earnings in 2023 compared to 2022, as well as the $6.4 million increase in income tax expense for 2023, compared to 2022.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	December 31,		$ Change	% Change
	2023	2022
Cash and cash equivalents	$201.6	$208.0	$(6.4)	(3)%
Restricted cash	53.5	66.2	(12.7)	(19)
MSRs, at fair value	2,272.2	2,665.2	(393.0)	(15)
Advances, net	678.8	718.9	(40.1)	(6)
Loans held for sale	677.3	622.7	54.5	9
Loans held for investment, at fair value	7,975.5	7,510.8	464.8	6
Receivables, net	154.8	180.8	(26.0)	(14)
Investment in equity method investee	37.8	42.2	(4.5)	(11)
Premises and equipment, net	13.1	20.2	(7.2)	(35)
Other assets	449.2	364.2	85.0	23
Total assets	$12,513.7	$12,399.2	$114.5	1%

Total Assets by Segment
Servicing	$11,687.6	$11,537.7	$149.9	1%
Originations	551.9	570.5	(18.6)	(3)
Corporate Items and Other	274.3	291.1	(16.8)	(6)
	$12,513.7	$12,399.2	$114.5	1%

HMBS-related borrowings, at fair value	$7,797.3	$7,326.8	$470.5	6
Other financing liabilities, at fair value	900.0	1,137.4	(237.4)	(21)
Advance match funded liabilities	499.7	513.7	(13.9)	(3)
Mortgage loan financing facilities, net	710.6	702.7	7.9	1
MSR financing facilities, net	916.2	953.8	(37.6)	(4)
Senior notes, net	595.8	599.6	(3.7)	(1)
Other liabilities	692.3	708.5	(16.2)	(2)
Total liabilities	12,111.9	11,942.5	169.4	1

Total stockholders’ equity	401.8	456.7	(54.9)	(12)

Total liabilities and equity	$12,513.7	$12,399.2	$114.5	1%

Total Liabilities by Segment
Servicing	$11,276.5	$11,051.3	$225.2	2%
Originations	517.5	544.2	(26.8)	(5)
Corporate Items and Other	318.0	346.9	(29.0)	(8)
	$12,111.9	$11,942.5	$169.4	1%

Book value per share	$52.29	$60.68	$(8.40)	(14)%
Total assets increased by $114.5 million, or 1%, between December 31, 2022 and December 31, 2023 due to a $464.8 million increase in loans held for investment mostly driven by capitalization of interest, and a $54.5 million increase in our loans held for sale portfolio after our acquisition of reverse mortgage buyouts. These increases were offset by a $393.0 million decrease in our MSR portfolio mostly attributed to the derecognition of $421.7 million MSRs associated with Rithm servicing agreements for which MSR sale accounting criteria was met, and a $40.1 million decline in servicing advances, mainly due to the runoff of our non-Agency MSR portfolio and increased collection of foreclosure related advances associated with default resolutions.

Total liabilities increased by $169.4 million, or 1%, as compared to December 31, 2022 with similar effects as described above. Our HMBS-related borrowings increased by $470.5 million mostly due to fair value changes attributable to interest. The $237.4 million decrease in Other financing liabilities is primarily due to the derecognition of $421.7 million Pledged MSR liabilities associated with Rithm servicing agreements for which MSR sale accounting criteria was met as disclosed above, offset in part by the issuance of ESS financing liabilities and increased other Pledged MSR liabilities in connection with MSR transfers that did not qualify for sale accounting. The issuance of ESS financing liabilities and increased other Pledged MSR liabilities allowed for the repayment of MSR financing facilities, driving a $37.6 million decrease. This shift in financing instruments is the result of our strategy to use MSR capital partners and further de-risk our MSR exposure. Advance match funded liabilities decreased $13.9 million consistent with the decline in servicing advances discussed above.
Total equity decreased $54.9 million during 2023 due to the $63.7 million net loss, partially offset by $7.5 million equity-based compensation driven by additional awards. See Note 16 — Stockholders’ Equity for additional information.
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
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform and through MSR capital partners, with an emphasis on subservicing.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive. The industry forecasts suggest an increase in loan origination in 2024 in excess of 20% as compared to historical low origination volumes in 2023, including refinance volume increase in excess of 50% with lower mortgage interest rates in the second half of 2024. We anticipate a significant growth in our Consumer Direct channel albeit lower than the industry forecast as we do not anticipate any substantial growth in our refinance recapture volume absent any notable decrease in prevailing mortgage rates. We expect to continue to prudently manage our Correspondent volume at margins that are accretive to the business. We expect continued competitive pressure on margins across all channels.
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
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of expected cash flows to follow the growth or size of our MSR portfolio net of ESS financing liabilities and pledged MSR liabilities with our MSR capital partners. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. We are exposed to increased interest rate volatility due to our interest rate sensitive GSE MSR portfolio. Our hedging strategy provides only partial hedge coverage and we would expect net MSR fair value losses if interest rates drop and conversely, net MSR fair value gains if interest rates rise, also dependent on our hedge coverage ratio. We expect that, other things being equal, the magnitude of the fair value changes of the MSR portfolio due to market interest rates, net of the MSR hedges, to decrease if our hedge coverage ratio increases, or vice versa. Refer to the sensitivity analysis in the Market Risk sections of Item 7A.Quantitative and Qualitative Disclosures About Market Risk for further detail.
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase (see above), we expect a stable workforce with productivity gains. We expect to continue to prudently manage our Originations headcount and operating expenses to align with funded volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives. Elevated inflation may result in higher operating expenses due to increases in salaries and benefits and rates charged by our vendors.
Stockholders’ equity - With the above considerations, we expect our businesses to generate net income and increase our equity in 2024, absent any significant adverse change in interest rates or other factors.
SEGMENT RESULTS OF OPERATIONS
We report our activities in three segments, Servicing, Originations and Corporate Items and Other that reflect other business activities that are currently individually insignificant. Our business segments reflect the internal reporting that we use to evaluate operating and financial performance and to assess the allocation of our resources.
Servicing
We earn contractual monthly servicing fees pursuant to servicing agreements pertaining to MSRs we own, which are typically payable as a percentage of UPB, as well as ancillary fees, including late fees, modification incentive fees, REO referral commissions, float earnings and convenience or other loan collection fees, where permitted. We also earn fees under subservicing arrangements with banks and other institutions, that are typically on a per-loan basis and vary based on loan delinquency status.
As of December 31, 2023, we serviced 1.3 million mortgage loans with an aggregate UPB of $288.4 billion, a decrease of 2% and 0.5%, respectively, from December 31, 2022. The average UPB during 2023 increased by 4% or $10.9 billion compared to 2022.
Effective in the fourth quarter of 2023, the Servicing segment includes CR Limited (CRL), our wholly-owned captive reinsurance subsidiary previously included in the Corporate Items and Other segment. Segment results for 2022 and 2021 have been recast to conform to the current segment presentation. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us. CRL assumes a 60% quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PHH. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations.
Concentration
Rithm is one of our largest subservicing clients. Servicing and subservicing fees from Rithm amounted to $230.2 million, or 31% of total servicing and subservicing fees (excluding ancillary income) in 2023. Rithm accounted for 16% and 27% of the total serviced UPB and loan count, respectively, of our servicing and subservicing portfolio as of December 31, 2023, and 67% of all delinquent loans that Ocwen serviced, for which the cost to service and the associated risks are higher. Rithm servicing fees retained by Ocwen represented approximately 12% and 13% of the total servicing and subservicing fees earned by Ocwen, net of servicing fees remitted to Rithm, for 2023 and 2022, respectively. Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service on its behalf. The servicing agreements automatically renew annually unless notice of termination is provided. Refer to Note 8 — Other Financing Liabilities, at Fair Value.
Servicing and subservicing fees from MAV amounted to $75.3 million or 10% of total servicing and subservicing fees (excluding ancillary income) in 2023. MAV represented 19% and 15% of our total servicing and subservicing portfolio UPB and loan count, respectively, as of December 31, 2023. In May 2021, PHH entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PHH. Although the servicing agreement is not cancellable without mutual agreement, MAV is permitted to sell its MSR portfolio, in whole or in part, without Ocwen’s consent after May 3, 2024. Refer to Note 12 — Investment in Equity Method Investee and Related Party Transactions.
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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”) so that we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most subservicing agreements, including our agreements with Rithm and MAV, provide for prompt reimbursement of any advances from the owner of the servicing rights. Refer to Note 25 — Commitments to the Consolidated Financial Statements for further description of servicer advance obligations.
MSR Valuation Adjustments
The financial performance of our Servicing segment is impacted by the changes in fair value of the MSR portfolio due to changes in market interest rates, among other factors. Our MSR portfolio is carried at fair value, with changes in fair value recorded in earnings, within MSR valuation adjustments, net. The fair value of our MSRs is typically correlated to changes in market interest rates; as interest rates decrease, the value of the MSR portfolio typically decreases as a result of higher anticipated prepayment speeds. Conversely, as interest rates increase, the value of the servicing portfolio typically increases as a result of lower anticipated prepayment speeds. Prepayments do not vary linearly with interest rates resulting in the convexity of the MSR, i.e., the interest rate sensitivity of the MSR changes when interest rates change. Specifically, as interest rates further increase, the lower the fair value of the MSR increases. The sensitivity of MSR fair value to interest rates is typically higher for higher credit quality loans, such as our Agency loans. Our Non-Agency portfolio is significantly seasoned, with an average loan age of approximately 18 years, exhibiting little response to movements in market interest rates.
Our MSR hedging policy is designed to reduce the expected volatility of the MSR portfolio fair value due to market interest rates commensurate with the target hedge coverage ratio determined by our Market Risk Committee. The target hedge coverage ratio increased in 2023 from 25% to 60% in the second quarter and 100% in December 2023. Also refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy.
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
To determine fair value, we engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, generally the bulk market, incorporating available industry survey results and client feedback, and including risk premiums and liquidity adjustments. While interest rates are a key value driver, MSR fair value may change for other market-driven factors, including but not limited to the supply and demand of the market or the required yield or perceived value by investors of such MSRs.
Significant Variables
The following factors could significantly impact the results of our Servicing segment from period to period.
Aggregate UPB and Loan Count. Servicing fees are generally earned as a percentage of UPB and subservicing fees are earned on a per-loan basis or as a percentage of UPB. As a result, the change in aggregate UPB and loan count for which we have servicing rights or subservice will directly impact our revenue contributed by our Servicing segment. Aggregate UPB and loan count decline over time as a result of portfolio run-off or sales and increase to the extent we retain MSRs from new originations or engage in MSR acquisitions.
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
Reverse Mortgages
Our reverse business activities include both the subservicing of reverse mortgage loans on behalf of investors and the servicing of our owned portfolio.
The activities and financial performance related to our owned portfolio of reverse mortgage loans that are securitized and classified as held for investment, at fair value, together with the HMBS-related borrowings, at fair value are reflected in the Servicing segment. Once a reverse mortgage loan is securitized, our activities are generally consistent with other loan servicing as described above, with the following variations.
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $1.8 billion at December 31, 2023. These draws or tails are funded by the servicer and are subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
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
The Gain on reverse loans held for investment and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings, for which we elected the fair value accounting option. The net fair value changes of the reverse mortgage loans and related borrowings reported within the Servicing segment include the following:

•contractual interest income earned on securitized reverse mortgage loans, or HECM loans, net of interest expense on HMBS-related borrowings, that is, the servicing fee we are contractually entitled to and collect on a monthly basis under the Ginnie Mae MBS Guide regarding servicing HMBS; and
•other fair value changes of the net balance of securitized loans held for investment and HMBS-related borrowings, that effectively represents servicing and tails. Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums.
The fair value of our Ginnie Mae securitized HECM loan portfolio generally decreases as market interest rates rise and increases as market rates fall (see Item 7A - Quantitative and qualitative disclosures about market risk, Loans Held for Investment and HMBS-related Borrowings and the associated interest rate sensitivity disclosure).
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
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenue
Servicing and subservicing fees	$945.2	$860.5	$773.5	10%	11%
Gain (loss) on loans held for sale, net	10.3	(15.1)	46.6	(168)	(132)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	23.5	(25.1)	(2.3)	(194)	975
Other revenue, net	15.5	8.3	7.8	88	6
Total revenue	994.6	828.5	825.5	20	—

MSR valuation adjustments, net	(243.9)	(36.0)	(143.4)	577	(75)

Operating expenses
Compensation and benefits	107.2	126.2	108.2	(15)	17
Servicing expense	53.5	53.1	98.8	1	(46)
Occupancy, equipment and mailing	28.1	31.2	26.6	(10)	17
Professional services	35.1	26.6	31.9	32	(16)
Technology and communications	24.6	24.7	23.8	—	4
Corporate overhead allocations	45.5	46.2	47.7	(2)	(3)
Other expenses	7.8	7.6	6.7	2	14
Total operating expenses	301.7	315.6	343.7	(4)	(8)

Other income (expense)
Interest income	21.7	12.9	8.2	68	57
Interest expense	(173.3)	(114.8)	(80.8)	51	42
Pledged MSR liability expense	(296.4)	(255.0)	(221.3)	16	15
Earnings of equity method investee	7.3	18.5	3.6	(61)	411
Other, net	1.7	(10.8)	4.1	(116)	(365)
Other income (expense), net	(439.0)	(349.2)	(286.2)	26	22

Income before income taxes	$9.9	$127.7	$52.2	(92)%	145%

The following table provides selected operating statistics for our Servicing segment:

				% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Assets Serviced at December 31
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$276.5	$276.2	$254.2	—%	9%
Non-performing loans	11.4	12.9	13.1	(12)	(2)
Non-performing real estate	0.5	0.7	0.7	(28)	—
Total	$288.4	$289.8	$268.0	—	8

Non-performing to total %	4.1%	4.7%	5.2%	(12)	(10)

Conventional loans (2)	$187.4	$186.2	$166.3	1%	12%
Government-insured loans	33.3	32.6	28.8	2	13
Non-Agency loans	67.6	71.0	72.8	(5)	(2)
Total	$288.4	$289.8	$268.0	—	8

Conventional loans to total %	65.0%	64.2%	62.1%	1	3

Servicing portfolio (3)	$131.4	$134.5	$135.9	(2)%	(1)%
Subservicing portfolio
Subservicing - forward	30.8	34.7	29.4	(11)	18
Subservicing - reverse	17.1	23.2	13.9	(26)	67
Total subservicing	47.9	58.0	43.3	(17)	34
MAV (4) (5)	55.9	48.2	33.0	16	46
Rithm (formerly NRZ) (5) (6)	45.0	49.1	55.8	(8)	(12)
Other MSR capital partners (5)	$8.2	$—	$—	n/m	n/m
Total	$288.4	$289.8	$268.0	—	8

Number (in 000’s):
Performing loans (1)	1,295.9	1,319.8	1,287.0	(2)%	3%
Non-performing loans
Non-performing loans - Rithm	20.7	24.1	30.7	(14)	(21)
Non-performing loans - Other	25.4	31.6	30.7	(20)	3
	46.0	55.7	61.4	(17)	(9)
Non-performing real estate	2.6	3.3	4.9	(22)	(33)
Total	1,344.5	1,378.8	1,353.3	(2)	2

				% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021

Conventional loans (2)	721.9	734.2	686.5	(2)%	7%
Government-insured loans	160.3	168.1	168.1	(5)	—
Non-Agency loans	462.3	476.5	498.7	(3)	(4)
Total	1,344.5	1,378.8	1,353.3	(2)	2

Servicing portfolio	577.4	605.7	636.1	(5)%	(5)%
Subservicing portfolio
Subservicing - forward	113.7	126.0	105.6	(10)	19
Subservicing - reverse	62.2	93.7	54.7	(34)	71
Total subservicing	175.9	219.7	160.3
MAV (5)	201.0	170.7	131.6	18	30
Rithm (5)	357.7	382.7	425.4	(7)	(10)
Other MSR capital partners (5)	32.5	—	—	n/m	n/m
	1,344.5	1,378.8	1,353.3	(2)	2

Prepayment speed (CPR) (7)
12-month % Voluntary CPR	4.1%	7.6%	17.6%	(47)%	(57)%
12-month % Involuntary CPR	0.3	0.4	0.7	(20)	(43)
Total 12-month % CPR	7.6	11.2	21.1	(32)	(47)

Number of completed modifications (in thousands)	14.6	16.8	17.3	(13)%	(3)%
Revenue recognized in connection with loan modifications	$14.2	$21.9	$27.8	(35)	(21)

n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans at December 31, 2023 include 37,893 prime loans with a UPB of $9.7 billion that we service or subservice. This compares to 66,796 prime loans with a UPB of $13.2 billion at December 31, 2022. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes $8.0 billion UPB of reverse mortgage loans that are recognized in our consolidated balance sheet at December 31, 2023.
(4)Includes $27.1 billion UPB subserviced and $28.8 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment. Excludes subserviced loans with a UPB of $0.3 billion that have not yet transferred onto the PHH servicing system as of December 31, 2023.
(5)Loans serviced pursuant to our sale or transfer agreements with MAV, Rithm and others for which sale accounting is not achieved, and loans subserviced.
(6)Includes $35.1 billion UPB of subserviced loans on behalf of Rithm at December 31, 2023.
(7)Total 12-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.

The following table provides selected operating statistics related to our owned reverse mortgage loans held for investment reported within our Servicing segment:

				% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Reverse Mortgage Loans at December 31
Unpaid principal balance (UPB):
Loans held for investment (1)	$7,605.5	$7,199.6	$6,546.5	6%	10%
Active Buyouts (2)	68.4	73.0	36.1	(6)	102
Inactive Buyouts (2)	198.1	121.4	95.3	63	27
Total	$7,872.1	$7,394.0	$6,677.9	6	11

Inactive buyouts % to total	2.52%	1.64%	1.43%	53	15

Future draw commitments (UPB):	1,782.0	1,756.6	1,507.1	1	17

Fair value:
Loans held for investment (1)	$7,868.5	$7,392.6	$6,979.1	6	6
HMBS related borrowings	7,797.3	7,326.8	6,885.0	6	6
Net asset value	$71.2	$65.8	$94.1	8	(30)
Net asset value to UPB	0.94%	0.91%	1.44%
(1)Securitized loans only; excludes unsecuritized loans as reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Receivables or REO depending on the loan and foreclosure status.
The following table provides a breakdown of our servicer advances, net of allowance for losses:

Advances by investor type
December 31, 2023	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$3.5	$91.2	$6.2	$100.8
Government-insured	3.3	37.7	19.3	60.2
Non-Agency	205.5	214.3	97.9	517.7
Total, net	$212.2	$343.2	$123.3	$678.8

December 31, 2022	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$3.2	$97.7	$7.5	$108.3
Government-insured	3.0	35.9	17.7	56.6
Non-Agency	209.1	233.9	111.0	554.0
Total, net	$215.2	$367.4	$136.2	$718.9

The following table provides the rollforward of activity of our portfolio of mortgage loans serviced for the years ended December 31, that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)			Count (000’s)
	2023	2022	2021	2023	2022	2021
Portfolio at January 1	$289.8	$268.0	$188.8	1,378.8	1,353.3	1,107.6
Additions (1) (2) (3) (4)	50.7	85.3	152.0	164.2	292.2	567.9
MSR Sales (2)	—	(11.2)	—	(0.3)	(0.3)	(0.2)
Servicing transfers (1) (2)	(23.3)	(18.0)	(23.1)	(80.1)	(114.3)	(102.0)
Runoff	(28.7)	(34.3)	(49.7)	(118.1)	(152.1)	(220.0)
Portfolio at December 31	$288.4	$289.8	$268.0	1,344.5	1,378.8	1,353.3
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Includes MSRs sold to an unrelated third party in the first quarter of 2022 consisting of 38,850 loans with a UPB of $11.1 billion, with the remaining active loans transferred out of the PHH servicing system in the third quarter of 2022, and for which PHH performed interim subservicing.
(3)Additions include purchased MSRs on portfolios consisting of 49 loans with a UPB of $14.9 million that have not yet transferred to the PHH servicing system as of December 31, 2023. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(4)Excludes MSRs acquired from unrelated third parties in the third quarter of 2022 consisting of 12,931 loans with a UPB of $4.1 billion for which PHH was previously performing the subservicing.

Servicing and Subservicing Fees

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Loan servicing and subservicing fees
Servicing and subservicing fees	736.0	738.5	680.3	—%	9%
Ancillary income	209.1	122.0	93.2	71	31
Total	$945.2	$860.5	$773.5	10%	11%
The following tables and discussion present the respective drivers of servicing and subservicing fees and ancillary income.

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Servicing Fees
Average servicing UPB (1)	$203.0	$201.7	$186.0	1%	8%
Average servicing fee (2)	0.32	0.33	0.35	(1)%	(7)%
Servicing fees (3)	$656.6	$660.3	$657.7	(1)%	—%

Subservicing Fees
Average number of subserviced loans (4)	294.1	273.1	111.3	8%	145%
Average monthly fee per loan (5)	$23	$24	$17	(6)%	41%
Subservicing fees (3)	$79.4	$78.1	$22.6	2%	246%

Servicing and Subservicing Fees (excluding Ancillary income)	$736.0	$738.5	$680.3	—%	9%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.

Servicing and subservicing fees (excluding ancillary income) for 2023 decreased $2.5 million, with a $3.7 million decrease in servicing fees partially offset by a $1.3 million increase in subservicing fees. The decrease in servicing fees is mostly driven by the timing of collections and the mix of the portfolio, with the runoff of higher fee portfolios (including the Rithm portfolio) and the growth of relatively lower fee portfolios. Higher fee portfolios are generally associated with higher delinquencies, thus generally require higher cost to service. The increase in subservicing fees is due to a 19% increase in the forward sub-servicing portfolio ($8.4 million higher forward subservicing fee), partially offset by a 15% decline in the reverse mortgage subservicing portfolio due to runoff ($7.1 million lower subservicing fees).
The following table presents the detail of our ancillary income:

	Years Ended December 31,			% Change
Ancillary Income	2023	2022	2021	2023 vs 2022	2022 vs 2021
Late charges	$38.3	$41.0	$40.9	(7)%	—%
Custodial accounts (float earnings)	110.7	26.2	4.7	323	453
Reverse subservicing ancillary fees	33.5	20.4	1.4	64	n/m
Loan collection fees	9.4	11.1	11.7	(15)	(5)
Recording fees	4.9	8.5	16.0	(42)	(47)
Boarding and deboarding fees	2.5	4.0	4.3	(37)	(5)
GSE forbearance fees	0.8	0.8	1.5	(1)	(48)
Other	9.0	10.0	12.6	(10)	(20)
Ancillary income	$209.1	$122.0	$93.2	71%	31%
Ancillary income for 2023 increased by $87.1 million, or 71% as compared to 2022 largely driven by an $84.5 million increase in float earnings due to higher short term market interest rates. A $13.1 million increase in reverse subservicing ancillary fees recognized on loans boarded under the agreement with MAM (RMS), primarily due to higher volume of claims filed on behalf of clients, was partially offset by lower recording fees and late charges driven by the reduction in payoff volume.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $10.3 million gain on loans held for sale, net for 2023, as compared to the $15.1 million loss recognized in 2022. The $25.4 million improvement is mostly driven by the $15.7 million revaluation gain on reverse mortgage buyouts opportunistically acquired at a discount and securitized in 2023, and the $8.8 million loss recognized in 2022 on certain delinquent and aged loans repurchased in connection with the Ginnie Mae EBO program (net of the associated Ginnie Mae MSR fair value adjustment).
Gain (Loss) on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net reported in the Servicing segment is the net change in fair value of securitized loans held for investment and HMBS-related borrowings. It excludes reverse subservicing that is reflected in Servicing and subservicing fees.
The following table presents the components of the net fair value change and is comprised of net interest income and other fair value gains or losses. Net interest income is primarily driven by the volume of securitized UPB as it is the interest income earned on the securitized loans offset against interest expense incurred on the HMBS-related borrowings, and represents a key component of our compensation for servicing the portfolio, which is generally a fixed percentage of the outstanding UPB. Other fair value changes are primarily driven by changes in market-based inputs or assumptions. Lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability and higher interest rates generally result in unfavorable net fair value impacts. Note that the fair value changes of the net asset value between securitized HECM loans and HMBS (referred to as our reverse MSR) attributable to interest rate changes are effectively used as a hedge of our forward MSR portfolio. See further description of our hedging strategy and its effectiveness in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net interest income (servicing fee)	$23.6	$21.9	19.9	7	10%
Other fair value gains (losses)	(0.1)	(47.0)	(22.2)	(100)	112%
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$23.5	$(25.1)	$(2.3)	(194)%	975%
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net for 2023 was $23.5 million, a $48.6 million, favorable change as compared to the $25.1 million loss for 2022, mostly driven by interest rates. Interest rates and yield spreads remain relatively flat in 2023 (from December 31, 2022 to December 31, 2023) resulting in a $0.1 million other fair value loss recorded in 2023. The $47.0 million other fair value loss recorded in 2022 is primarily driven by increasing interest rates (while not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate increased 236 basis points in 2022) and widening yield spread directly reducing projected asset life and the tail value of the HECM reverse mortgage loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly, shortening the life of the servicing net asset. Other fair value gains (losses) are partially hedged with our forward MSR hedge strategy. Net interest income, that effectively represents the servicing fee that we collect through monthly securitization increased $1.6 million in 2023 as compared with 2022, mostly due to the 6% growth of the loan portfolio.
MSR Valuation Adjustments, Net
Refer to the discussion above within Overview.
Compensation and Benefits

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Compensation and benefits	$107.2	$126.2	$108.2	(15)%	17%

Average Headcount - Servicing	3,414	3,645	3,172	(6)%	15
Compensation and benefits expense for 2023 declined $19.0 million, or 15%, as compared to 2022 largely driven by a decrease in salaries and benefits. Our average headcount decreased by 6% overall, with a 25% decrease in the U.S., reflecting our goal to improve efficiencies and create an industry leading cost structure, also driven by the further integration of reverse servicing. The offshore-to-total average headcount ratio for Servicing increased by 5 percentage points from 2022 to 2023.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses. Servicing expense was mostly flat, as compared to 2022.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for 2023 increased by $4.5 million as compared to 2022, with an $8.5 million increase in Professional services partially offset by a $3.1 million decrease in Occupancy, equipment and mailing expense driven by lower occupancy cost allocation and mailing and postage expenses. The increase in Professional services is primarily due to a $14.0 million increase in legal expenses, mostly driven by reimbursements received from mortgage loan investors in 2022 related to prior year legal expenses and payments received following resolution of legacy litigation matters. Offsetting this increase, other professional services declined $5.6 million primarily due to cost reduction initiatives in our forward servicing and reverse subservicing businesses.

Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Interest Expense
Advance match funded liabilities	$41.4	$19.8	$14.2	110%	39%
Mortgage loan financing facilities	21.9	9.5	8.9	129	7
MSR financing facilities	70.6	47.0	26.0	50	81
Corporate debt interest expense allocation	30.2	31.0	25.1	(2)	23
Escrow	9.3	7.5	6.5	24	15
Total interest expense	$173.3	$114.8	$80.8	51%	42%

Average balances
Advance match funded liabilities	$427.7	$461.1	$505.4	(7)%	(9)%
Mortgage loan financing facilities	254.7	227.2	265.4	12	(14)
MSR financing facilities	884.6	942.6	701.2	(6)	34
Total asset-backed financing	$1,567.0	$1,630.9	$1,472.0	(4)%	11%

Effective average interest rate
Advance match funded liabilities	9.68%	4.29%	2.81%	125%	53%
Mortgage loan financing facilities	8.59	4.18	3.35	106	25
MSR financing facilities	7.98	4.99	3.71	60	34

Average 1M Term SOFR	5.07%	1.85%	0.04%	174%	n/m
Interest expense for 2023 increased by $58.5 million, or 51%, compared to 2022, mostly driven by a more than 300 basis point increase in short-term market interest rates. The increase in market interest rates resulted in the $23.5 million increase in interest expense on MSR financing facilities partially offset by a lower average debt balance. Interest expense on advance match funded facilities increased $21.7 million despite the lower average borrowings as a result of market interest rate increase and our repayment of lower-cost OMART term notes during the third quarter of 2022. The $12.3 million increase in interest expense on mortgage loan financing facilities was due to higher interest cost of funds and an increase in average debt balance driven by our reverse buyout opportunistic acquisition in the second quarter of 2023.
Interest income for 2023 increased $8.8 million, or 68%, compared to 2022 primarily due to an increase in interest rates, higher reverse mortgage buyouts opportunistically acquired in the second quarter of 2023, and larger reverse mortgage buyout volumes.
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
The following table provides the components of Pledged MSR liability expense:

	Years Ended December 31,
	2023	2022	2021
Servicing fees collected on behalf of third parties	$308.9	$322.5	$318.4
Less: Subservicing fee retained	(77.6)	(82.8)	(90.4)
Ancillary fee/income and other settlement (including expense reimbursement)	13.7	6.1	(6.7)
Net servicing fee remittance (1)	244.9	245.9	221.3
ESS servicing spread remittance	51.5	9.1	—
Pledged MSR liability expense	$296.4	$255.0	$221.3

(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value to the Consolidated Financial Statements.
Pledged MSR liability expense for 2023 increased $41.4 million as compared to 2022, primarily due to a $42.4 million increase in servicing spread remittance on the ESS financing liabilities issued beginning in the third quarter of 2022.
Rithm represented the largest portfolio of MSRs transferred, failing sale accounting, and the largest component of Pledged MSR liability expense during the three years 2021 through 2023. The following table presents a subset of the above table related to Rithm, specifically the subservicing fees retained by Ocwen together with the associated serviced UPB on behalf of Rithm:

	Years Ended December 31,			% Change
Rithm Servicing and Subservicing Fees	2023	2022	2021	2023 vs 2022	2022 vs 2021
Servicing fees collected on behalf of Rithm	$230.2	$255.0	$304.2	(10)%	(16)%
Less: Subservicing fee retained	(67.1)	(74.0)	(88.4)	(9)	(16)%
Pledged MSR liability expense (Net servicing fees remitted to Rithm) (1) (2)	$163.1	$181.0	$215.8	(10)%	(16)%

Average Rithm UPB ($ in billions)	$47.0	$52.0	$61.4	(10)%	(15)%
Average annualized retained subservicing fees as a % of Rithm UPB	0.14%	0.14%	0.14%	—%	(1)%
(1)Reported within Pledged MSR liability expense. The Rithm servicing fee includes the total servicing fees collected on behalf of Rithm relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to Rithm reported as Pledged MSR liability expense.
(2)Excludes ancillary income.
The net retained subservicing fee on our Rithm portfolio for 2023 declined by $6.9 million, or 9% as compared to 2022 driven by the decline in the average UPB of 10% due to portfolio runoff and prepayments. The retained subservicing fee percentage of UPB for Rithm (0.14%) reflects the nature of the portfolio (mostly non-Agency) and delinquencies (25% delinquent more than 30 days as of December 31, 2023). Also refer to Note 7 — Mortgage Servicing.
With the exception of the MSRs for which title has not transferred to Rithm ($9.9 billion UPB at December 31, 2023), the MSR sale accounting criteria for MSRs previously sold to Rithm were met effective December 31, 2023 and the MSR and Pledged MSR liability associated with Rithm servicing agreements were derecognized. The statement of operations will prospectively reflect subservicing fee revenue as opposed to the current gross presentation of servicing fee revenue and separate presentation of servicing fee remittances within Pledged MSR liability expense. Servicing fees and Pledged MSR liability expense recognized in 2023 related to MSRs for which sale accounting criteria were met effective December 31, 2023 was $185.7 million and $132.1 million, respectively.
Earnings of equity method investee, namely MAV Canopy, for 2023 declined $11.2 million, as compared to 2022, mostly attributable to unfavorable fair value changes of MAV’s MSR portfolio, partially offset by increased profitability of the business with a 22% increase in its average servicing volume. The unfavorable MSR fair value changes year-over-year are driven by gains recognized by MAV in 2022, as the 10-year Treasury rate remained flat in 2023 as compared to a 236 basis point increase in 2022.
Other, net expense for 2023 declined $12.5 million, as compared to 2022. Other income for 2023 includes $5.7 million compensation from a subservicer relating to a negotiated subservicing termination in the fourth quarter of 2023. The payment received offsets an unfavorable impact to the fair value of the associated MSRs (reported as a loss in MSR valuation adjustments, net). In addition, early payoff protection expense decreased by $3.0 million in 2023 in connection with our MSR sale transactions.
Originations
We originate and purchase loans and MSRs through multiple channels, including retail, wholesale, correspondent, flow MSR purchase agreements, the Agency Cash Window and Co-issue programs and bulk MSR purchases.
We originate and purchase conventional loans (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as Agency loans) and government-insured (FHA, VA or USDA) forward mortgage loans. The GSEs and Ginnie Mae guarantee these mortgage securitizations. We originate HECM loans, or reverse mortgages, which are mostly insured by the FHA and we are an approved issuer of HMBS that are guaranteed by Ginnie Mae. We originate non-Agency loans to applicable investor guidelines that we sell on a whole loan basis to investors.

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
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. As of December 31, 2023, we have relationships with 712 approved correspondent sellers, or 112 net new sellers since December 31, 2022.
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default.
After origination, we generally sell the loans in the secondary mortgage market, through GSE and Ginnie Mae securitizations on a servicing retained basis, or to investors on a whole loan basis, i.e., servicing released. Origination revenue mostly includes gain on sale, which represents the difference between the origination or purchase value and the sale value of the loan including its MSR value, and fee income earned at origination. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans are classified as Loans held for investment, at fair value, originations revenue mostly include the fair value changes of the loan from lock date to securitization date that are reported in Gain on reverse loans held for investment and HMBS-related borrowings, net and fee income that is reported in Other revenue, net.
We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. We recognize the fair value of the liability for our representations and warranties at the time of sale. In the event we cannot remedy a breach of a representation or warranty, we may be required to repurchase the loan or provide an indemnification payment to the mortgage loan investor. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. We actively monitor our counterparty risk associated with our network of correspondent sellers.
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide or assume any origination representations and warranties in connection with our MSR purchases. As of December 31, 2023, we have relationships with 280 approved sellers through the Agency Cash Window co-issue programs, or 42 net new sellers since December 31, 2022.
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
For 2023, our Originations business originated or purchased forward and reverse mortgage loans with a UPB of $12.5 billion and $0.7 billion, respectively. In addition, we purchased $9.1 billion UPB MSR through the Agency Cash Window and flow purchase programs during 2023.
Significant Variables
The following factors could significantly impact the results of our Originations segment from period to period.
Mortgage Rates. Changes in mortgage rates, primarily the 30-year fixed rate mortgage, directly impact the demand for both purchase and refinance forward mortgages and therefore impact the production volumes and financial results of our

Originations segment. Small changes in mortgage rates directly impact housing affordability for both first-time and move-up home buyers and affect their ability to purchase a home. For refinance loans, current market mortgage rates must be considered relative to the rates on the current mortgage debt outstanding.
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

The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenue
Gain on loans held for sale, net	$30.3	$52.9	$124.5	(43)%	(58)%
Gain on reverse loans held for investment and HMBS-related borrowings, net	23.2	61.2	82.0	(62)	(25)
Other revenue, net (1)	18.6	27.0	43.4	(31)	(38)
Total revenue	72.1	141.1	249.9	(49)	(44)

MSR valuation adjustments, net	11.7	9.9	19.6	18	(50)

Operating expenses
Compensation and benefits	43.0	85.1	101.6	(49)	(16)
Origination expense	2.7	11.1	15.0	(76)	(26)
Technology and communications	7.0	9.2	9.8	(24)	(5)
Professional services	1.9	4.8	10.2	(60)	(53)
Occupancy, equipment and mailing	2.2	4.5	6.9	(52)	(35)
Corporate overhead allocations	18.7	21.6	20.0	(13)	8
Other expenses	5.3	12.2	9.4	(56)	30
Total operating expenses	80.8	148.5	172.8	(46)	(14)

Other income (expense)
Interest income	51.8	31.2	17.7	66	76
Interest expense	(56.6)	(29.0)	(22.3)	95	30
Other, net	(0.2)	(1.8)	(2.3)	(89)	(21)
Other income (expense), net	(5.0)	0.4	(6.9)	n/m	(106)

Income (loss) before income taxes	$(2.0)	$2.9	$89.8	(168)	(97)
(1)Includes $2.1 million, $2.1 million and $8.5 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for 2023, 2022 and 2021, respectively.

The following table provides selected statistics for our Originations segment:

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Loan Production by Channel (in billions)
Forward loans
Correspondent	$12.2	$15.6	$16.6	(22)%	(6)%
Consumer Direct	0.4	1.2	2.4	(71)	(49)
	$12.5	$16.8	$19.0	(26)	(12)

% Purchase production	85	71	32	19	122
% Refinance production	15	29	68	(48)	(58)

Reverse loans (1)
Correspondent	$0.4	$0.7	$0.8	(38)%	(14)%
Wholesale	0.2	0.3	0.3	(52)	22
Retail	0.1	0.4	0.4	(77)	(8)
	$0.7	$1.4	$1.5	(51)	(7)

MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	9.1	11.3	20.4	(20)	(45)
Bulk purchases	0.4	4.3	55.1	(91)	(92)
Bulk reverse purchases	0.1	0.2	—	(62)	n/m
	$9.6	$15.8	$75.6	(39)	(79)

Total	$22.8	$34.0	$96.1	(33)	(65)

Short-term loan commitment (at year end; in millions)
Forward loans	$592.5	$540.1	1,022.0	10%	(47)%
Reverse loans	22.1	13.8	63.3	60	(78)

Average Headcount - Originations	501	993	1,053	(50)	(6)
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Origination UPB (1) (in billions)
Correspondent	$12.2	$15.6	$16.6	(22)%	(6)%
Consumer Direct	0.4	1.2	2.4	(71)	(49)
	$12.5	$16.8	$19.0	(26)%	(11)%
% Gain on Sale Margin (2)
Correspondent	0.15%	0.16%	0.11%	(2)%	45%
Consumer Direct	3.22	2.30	4.39%	40	(48)
	0.24%	0.31%	0.66%	(23)%	(52)%
Gain on Loans Held for Sale
Correspondent	$18.8	$24.6	$18.5	(24)%	33%
Consumer Direct	11.5	28.3	106.0	(59)	(73)
	$30.3	$52.9	$124.5	(43)%	(58)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net, declined $22.6 million, or 43%, as compared to 2022 with a $16.8 million decrease in our Consumer Direct channel and a $5.8 million decrease in our Correspondent channel. The lower gain in 2023 is due to a 26% decrease in total volume and a more pronounced volume decline in Consumer Direct that is a higher margin channel. While the Correspondent margin remained relatively flat and the Consumer Direct margin increased, the aggregate margin declined due to the change in the channel mix. The elevated interest rate environment continues to adversely impact both purchase and refinance borrower activities due to a lack of affordability. We continue to expand higher margin products such as Ginnie Mae loans and best efforts deliveries.
Gain on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans held for investment and HMBS-related borrowings, net of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin (including loan fees):

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
Origination UPB (1) (in billions)	$0.7	$1.4	$1.5	(53)%	(6)%
Origination margin (2)	3.41%	4.25%	5.37%	(20)	(21)%
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations)	$23.2	$61.2	$82.0	(62)%	(25)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB. Note that the ratio includes loan fees.
Gain on reverse loans held for investment and HMBS-related borrowings, net decreased $38.0 million, or 62% as compared to 2022 as both total origination volume and aggregate margin declined. $28.1 million of the decrease is attributed to our higher margin Retail channel with a 77% decline in volume and a relatively flat margin. $9.9 million of the decrease is attributed to the Wholesale and Correspondent channels that experienced significantly lower volumes too due to elevated market interest rates. Industry-wide HECM securitization volume saw a 62% decrease in volumes when comparing 2023 to 2022, and industry-wide HECM endorsements were similarly down 48%. By comparison, our total funded volumes were down 53% in this same time period. Higher rates directly reduce HECM loan proceeds available to borrowers and have been a material driving force in reducing HECM market volume. Our aggregate margin decreased with our Retail and Wholesale channels generating lower margins, partially offset by a higher margin generated by our Correspondent channel and a different channel mix. The lower margins were mostly due to increased competition and lessened market opportunity for reverse mortgages in 2023.

Other revenue, net
Other revenue, net for 2023 declined $8.4 million as compared to 2022 primarily due to a $5.0 million decline in setup fees earned for loans boarded on our servicing platform, mostly related to a decline in Consumer Direct volume, and a $2.6 million decrease in correspondent and broker fees due to the decline in production volume.
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
Operating Expenses
Operating expenses for 2023 decreased $67.7 million, or 46%, as compared to 2022. Compensation and benefits decreased by $42.1 million, or 49%, as a result of our efforts to right size our resources to lower market opportunities initiated in 2022. The decline in Compensation and benefits includes a $25.3 million decrease in salary and benefits, a $10.7 million decrease in commissions due to lower production volume and headcount and a $4.3 million decrease in severance expense. The decrease in salaries and benefits expense is primarily driven by the 50% decrease in Originations average total headcount as compared to 2022, and the effect of relatively lower-cost resources with an 8 percentage-point increase of offshore-to-total average headcount ratio from 2022 to 2023.
Other operating expenses (total operating expenses less Compensation and benefit expense) decreased $25.6 million primarily attributed to the decline in production volumes and average headcount and our cost initiatives. All expense categories decreased, including an $8.4 million decrease in Originations expense driven by lower production volume and a provision release for representation and warranty indemnification in 2023 due to favorable resolution of demands, a $5.5 million decrease in advertising expense, and a $2.9 million decrease in Professional services driven by lower outsourced resources.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period, which is generally approximately 20 days. We finance mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, and by the average number of days loans remain in the pipeline.
Interest income for 2023 increased $20.6 million as compared to 2022 largely due to higher interest rates with higher average loans held for sale balances. Similarly, Interest expense for 2023 increased $27.6 million as compared to 2022 primarily due to an increase in short term interest rates and an increase in average warehouse financing debt balance, consistent with higher average loans held for sale balances.
Corporate Items and Other
Corporate Items and Other includes revenues and expenses of corporate support services, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on repurchases of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment based on relative financing requirements, with the exception of the OFC Senior Secured Notes. Accordingly, the financing cost of the Servicing and Originations segments reflects and is consistent with the financing structure of the licensed entity PHH that carries out these businesses and does not depend on the financing structure strategy of its parent, as a holding company.
Corporate support services include finance, facilities, human resources, internal audit, legal, risk and compliance, capital markets, corporate development and technology functions. Certain expenses incurred by corporate support services are allocated to the Servicing and Originations segments using various methodologies intended to approximate the utilization of such services. Various measurements of utilization of corporate support services are maintained, primarily time studies, personnel volumes and service consumption levels. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, and other costs related to operating as a public company. Effective in the fourth quarter of 2023, CRL, our wholly-owned captive reinsurance subsidiary, is reported in the Servicing segment. Segment results for 2022 and 2021 have been recast to conform to the current segment presentation.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021

Revenue	$—	$—	$—	n/m	n/m

Operating expenses
Compensation and benefits	79.0	78.1	88.1	1%	(11)%
Professional services	(14.7)	17.9	39.8	(182)	(55)
Technology and communications	20.9	23.9	22.5	(12)	6
Occupancy, equipment and mailing	1.6	6.0	3.0	(73)	103
Servicing and origination	1.1	0.7	(0.1)	48	(677)
Other expenses	5.9	9.5	7.3	(38)	30
Total operating expenses before corporate overhead allocations	93.8	136.1	160.5	(31)	(15)
Corporate overhead allocations
Servicing segment	(45.5)	(46.2)	(47.7)	(2)	(3)
Originations segment	(18.7)	(21.6)	(20.0)	(13)	8
Total operating expenses	29.6	68.3	92.8	(57)	(26)

Other income (expense), net
Interest income	4.5	1.5	0.4	207	229
Interest expense	(43.7)	(42.2)	(40.9)	3	3
Gain (loss) on extinguishment of debt	1.3	0.9	(15.5)	36	(106)
Other, net	1.4	2.4	2.3	(41)	4
Other income (expense), net	(36.4)	(37.4)	(53.6)	(3)	(30)

Loss before income taxes	$(66.1)	$(105.7)	$(146.3)	(38)	(28)
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for 2023 was mostly flat as compared to 2022. A $10.1 million increase in incentive compensation was offset by a $5.6 million decline in severance expense and a $3.6 million decline in salaries and benefit expense. The increase in incentive compensation related to our management performance-based plans is primarily due to an increase in equity classified share-based awards expense associated with new awards granted and lower forfeitures in 2023, and an increase in cash awards. The decline in salaries and benefit expense and severance expense is due to headcount reduction as part of our cost-reduction efforts. The average Corporate headcount declined by 10% and the offshore-to-total average headcount ratio increased by 1 percentage point from 2022 to 2023.
Professional Services
Professional services expense for 2023 declined $32.6 million as compared to 2022, primarily due to a $27.7 million decrease in legal expenses and a $4.8 million decline in other professional fees. The net decline in legal expenses is mostly due to the reversal of our accrual related to the CFPB and other matters resolved in 2023, offset in part by lower reimbursements received from mortgage loan investors related to prior year legal expenses. The decline in other professional fees is mostly due to lower insurance expense driven by cost reduction initiatives and lower utilization of consulting services related to corporate strategy and business initiatives.
Other Operating Expenses
Technology and communications expense for 2023 decreased $3.0 million, or 12%, as compared to 2022, primarily due to cost reduction initiatives. Occupancy, equipment and mailing expense for 2023 decreased $4.4 million or 73%, as compared to 2022, primarily due to exit or downsize of certain leased office facilities in 2022. As compared to 2022, Other expenses for 2023 decreased $3.6 million primarily driven by cost reduction initiatives and a reduction in bank charges due to higher earnings credits as a result of higher interest rates.

Other Income (Expense)
Interest income for 2023 increased $3.1 million, or 207%, primarily due to higher interest rates on interest-earning cash and term deposits.
Interest expense for 2023 increased $1.5 million, or 3%, as compared to 2022, due to the increase in the debt balance of the Corporate segment that is not allocated to the Servicing and Originations segments.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and optimize our financing costs.
In addition, we completed the following transactions during 2023:
•Opportunistically repurchased $15.0 million of our PMC Senior Secured Notes in the open market for a price of $13.5 million, and recognized a $1.3 million net gain on debt extinguishment;
•Completed a private placement securitization of HECM loans that are insured by the FHA and REO properties, also referred to as reverse mortgage buyouts. Different classes of asset-backed notes with an initial principal amount of $264.9 million were issued at a discount, with a stated interest rate of 3.0% and a mandatory call date of June 2026;
•Entered into ESS financing transactions and MSR financing transactions with MSR capital partners for aggregated proceeds of $68.7 million and $181.0 million, respectively. ESS financing transactions require PHH to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans which PHH is entitled to as owner of the related MSRs. MSR financing transactions with MSR capital partners, including MAV, consist of MSR sales, where MSR title and ownership have generally passed, while PHH retains subservicing; and
•Increased our GSE advance facility capacity to facilitate our implementation of the new Agency liquidity rules.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 14 — Borrowings to the Consolidated Financial Statements for additional information):

	December 31, 2023			December 31, 2022
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$714.4	$151.1	$63.5	$554.4	$27.5	$13.2
Mortgage loan financing facilities	2,696.1	372.7	1,591.7	2,133.0	332.6	1,097.6
MSR financing facilities	1,082.2	128.2	37.5	1,025.0	143.4	17.1
Total	$4,492.7	$652.1	$1,692.8	$3,712.4	$503.5	$1,128.0
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
At December 31, 2023, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at December 31, 2023 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral. We may utilize committed borrowing capacity under our mortgage loan financing facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At December 31, 2023, we had $39.2 million committed borrowing capacity under our mortgage loan financing facilities and $0.7 million committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At December 31, 2023, our total liquidity was $241.6 million compared to $219.1 million at December 31, 2022, which comprised an unrestricted cash position of $201.6 million compared to $208.0 million at December 31, 2022, and the available borrowing capacity discussed above.
Effective September 30, 2023, we implemented the revised minimum tangible net worth and liquidity requirements for GSE and Ginnie Mae seller/servicers. We believe that we are in compliance with these requirements as of December 31, 2023. Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of December 31, 2023. We have identified, and are commencing activities to implement, a course of actions intended to achieve compliance with the requirements. If we are unable to execute this solution in a timely and cost-effective manner that allows us to continue the Ginnie Mae related businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results, liquidity, financing activities and reputation could be negatively impacted. Also refer to Note 24 — Regulatory Requirements.
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
•Investment in MSRs (purchased and originated), other asset acquisitions and MAV Canopy equity contributions;
•Originated, purchased and repurchased loans, including reverse mortgage buyouts;
•Payment of margin calls under our MSR financing facilities and derivative instruments;
•Debt service and repayments of borrowings, including under our MSR financing, advance financing and warehouse facilities, and payment of interest expense; and
•Net negative working capital and other general corporate cash outflows.
We have short-term commitments to lend $614.6 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2023. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at December 31, 2023. During 2023, we funded $258.4 million out of the $1.8 billion borrowing capacity available as of December 31, 2022. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases).We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. See Note 25 — Commitments to the Consolidated Financial Statements for additional information.
Regarding the current maturities of our borrowings, as of December 31, 2023, we have approximately $1.0 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $567.2 million of borrowings under forward and reverse mortgage loan warehouse facilities, $455.4 million outstanding under GSE and Ginnie Mae MSR financing facilities maturing in the next 12 months, and $13.8 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
With respect to liquidity management, we consider our servicing advance requirements during each investor remittance period and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments due to interest rate fluctuations.
As servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance plans. Loan payoffs and prepayments are a source of additional liquidity and are dependent on the interest rate environment. We also advance T&I and Corporate advances primarily on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Refer to Note 25 — Commitments to the Consolidated Financial Statements for further description of our servicer advance obligations. As subservicer, we are also required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. However, servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements, and we are generally reimbursed by Rithm the same day we fund P&I advances, or within no more than three days for certain servicing advances.
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

Our medium- and long-term requirements for cash include:
•Payment of interest and principal repayment of our PLS Notes that mature in 2025 and our senior secured notes that mature in 2026 and 2027;
•Any payments associated with the confirmation of loss contingencies; and
•Any other payments required under contractual obligations discussed above that extend beyond one year.
We are focused on ensuring that we have sufficient liquidity sources to continue to operate and support our business initiatives. We continuously evaluate alternative financings to diversify our sources of funds, optimize maturities and reduce our funding cost. In addition, we evaluate investment and capital allocation opportunities for any excess liquidity, including a partial repurchase of our senior secured notes as one of our objectives is to de-risk and deleverage our balance sheet.
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
We use mortgage loan repurchase and participation facilities (commonly called warehouse lines) to fund newly-originated or purchased loans on a short-term basis until they are sold or securitized to secondary market investors, including GSEs or other third-party investors, and to fund repurchases of certain Ginnie Mae forward loans, HECM loans, second-lien loans and other types of loans. These facilities contain eligibility criteria that include aging and concentration limits by loan type among other provisions. Currently, our financing agreements generally have maximum terms of 364-days. The funds are typically repaid using the proceeds from the sale of the loans to the secondary market investors, usually within 30 days.
We also rely on the secondary mortgage market as a source of consistent liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage-backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA, VA or United States Department of Agriculture (USDA). As disclosed above, in 2023 we issued a private placement securitization of reverse mortgage buyouts with an initial principal amount of $264.9 million, expanding our access to capital markets and reducing our reliance on warehouse financing facilities. In February 2024, we issued a second private placement securitization of reverse mortgage buyouts, refer to Note 27 — Subsequent Events to our Consolidated Financial Statements.
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We strive to diversify our sources of funds and reduce our reliance on existing asset-backed financing facilities. We continuously evaluate the allocation of our capital to MSR investments, the related returns, funding and liquidity requirements. The relationships with MAV and other MSR capital partners may continue to provide PHH with additional means to grow servicing volume and finance MSRs while maintaining capital and liquidity.
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

In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 14 — Borrowings to the Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements, excluding additional Agency minimum liquidity requirements, is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At December 31, 2023, we held unrestricted cash in excess of this minimum amount. The minimum liquidity requirements for PHH contained in some debt agreements are also subject to the minimum requirement set forth by the Agencies. Refer to Note 24 — Regulatory Requirements.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of December 31, 2023.
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

Rating Agency	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Caa1	Positive	August 15, 2022
S&P	B-	Stable	January 25, 2024
On August 15, 2022, Moody’s reaffirmed their ratings of Caa1 and revised their outlook to Positive from Stable. In its affirmation of PHH’s ratings, Moody’s referenced weak but improving profitability and modest capital levels. In its change in PHH’s outlook to Positive from Stable, Moody’s cited the progress the company is making in transitioning its strategy to focus on originations and servicing of non-delinquent forward and reverse mortgages from the servicing of seriously delinquent loans, which should lead to a more resilient business model and more stable earnings profile. The Positive outlook also reflects Moody's expectation that PHH will maintain stable financial metrics in the next 12-18 months with respect to capitalization and liquidity, continue to strengthen its servicing and origination franchises and make progress with respect to its strategic plan to improve profitability.
On January 25, 2024, S&P affirmed the long-term corporate rating of Ocwen at B- and affirmed the “B” rating of the PMC Senior Secured Notes. In affirming the ratings, S&P noted Ocwen's leverage has improved due to improving operating margins and continued subservicing growth. However, S&P also noted a reliance on warehouse facilities continues to weigh on the rating.
It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Cash Flows
Our operating cash flow is primarily impacted by operating results, changes in our servicing advance balances, the level of mortgage loan production, the timing of sales and securitizations of mortgage loans, and the margin calls required under our MSR financing facilities or derivative instruments. As one of the main differences between proceeds from sale and origination or purchase of loans held for sale, newly originated MSRs are effectively classified as operating cash flows. Purchases of MSRs through flow purchase agreements, Agency Cash Window and bulk acquisitions are classified as investing activity. MSR investments, whether originated or purchased, represent a key indicator of our ability to generate future income in our Servicing business.
We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS borrowings as financing activity. Our MSR transfer agreements with MAV, Rithm and others have a significant impact on our consolidated statements of cash flows. Because the payments we received in connection with the HECM loan securitizations and MSR transfer agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are presented as financing activity in our consolidated statements of cash flows, excluding the changes in fair value attributable to inputs and assumptions.

Our cash flows are summarized as follows:

$ in millions	Years Ended December 31,
	2023	2022
Net cash provided by operating activities	$10	$173
Net cash used in investing activities	(100)	(149)
Net cash provided by (used in) financing activities	71	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19)	$11
Cash, cash equivalents and restricted cash at end of period	$255	$274
Cash flows for the year ended December 31, 2023
Our operating activities provided a net $10.4 million of cash during the year, after $257.9 million net cash paid on loans held for sale, with loan production volumes exceeding sales, $183.0 million of which was used to finance newly originated MSRs. Operating cash flows included $76.1 million net collections of servicing advances and earnings distributions of $7.3 million received from our equity method investee MAV Canopy.
Our investing activities used $100.3 million of cash. The primary use of cash in our investing activities was $120.0 million to purchase MSRs, $42.2 million to acquire advances in connection with MSR transactions, and $10.7 million to purchase real estate. Offsetting cash inflows include $44.6 million net cash inflows in connection with our HECM reverse mortgages, $18.5 million proceeds from the sale of real estate, and $4.4 million of capital distributions received, net of contributions, from our equity method investee MAV Canopy.
Our financing activities provided $70.8 million of cash. Financing cash inflows are primarily comprised of $174.7 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs and $68.7 million of proceeds from ESS financings. Offsetting cash outflows include $95.3 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff, $36.0 million net repayments of borrowings under our MSR financing facilities, and $13.9 million of net repayments on advance match funded liabilities. We also paid $13.5 million to repurchase $15.0 million of our 7.875% PHH Senior Secured Notes. Cash inflows of $1.05 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $1.07 billion.
Cash flows for the year ended December 31, 2022
Our operating activities provided $173.2 million of cash, including net collections of servicing advances of $28.3 million and net cash received on loans held for sale of $8.1 million, due to lower forward loan production volumes. In addition, we received earnings distributions of $18.5 million from our equity method investee MAV Canopy.
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
Our financing activities used $13.4 million of cash. Cash outflows include a $327.1 million net repayment of borrowings under our mortgage loan financing and MSR financing facilities due to decline in loans held for sale and $111.9 million of net payments on the financing liabilities related to MSRs transferred due to runoff. We also paid $23.6 million to repurchase $25.0 million of our 7.875% PHH Senior Secured Notes and $50.0 million to repurchase 1,750,557 shares of our common stock, Cash inflows include $1.8 billion received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, largely offset by repayments on the related financing liability of $1.6 billion, $86.2 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs to MAV, $200.9 million of proceeds from the new ESS financings and $1.4 million of net proceeds on advance match funded liabilities.
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
Fair Value Measurements
We use fair value for recognition, subsequent measurement and disclosure of certain instruments. Refer to Note 3 — Fair Value to the Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, significant assumptions utilized, and sensitivity analyses. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value and classify instruments as Level 3 when the valuation technique requires significant unobservable inputs or assumptions. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale carried at fair value as well as any related derivatives at December 31, 2023, given hypothetical instantaneous parallel shifts in the yield curve.
The following table summarizes assets and liabilities measured at fair value on a recurring and nonrecurring basis and the amounts measured using Level 3 inputs:

	December 31,
	2023	2022
Loans held for sale	$677.3	$622.7
Loans held for investment - Reverse mortgages	7,970.0	7,504.1
MSRs	2,272.2	2,665.2
Derivatives and other	27.1	13.7
Assets at fair value	$10,946.6	$10,805.7
As a percentage of total assets	87%	87%
Assets at fair value using Level 3 inputs	$10,459.6	$10,212.2
As a percentage of assets at fair value	96%	95%

HMBS-related borrowings	7,797.3	7,326.8
Other financing liabilities	900.0	1,137.4
Derivatives	7.0	15.0
Liabilities at fair value	$8,704.3	$8,479.2
As a percentage of total liabilities	72%	71%
Liabilities at fair value using Level 3 inputs	$8,697.2	$8,464.1
As a percentage of liabilities at fair value	100%	100%
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
Valuation of Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings
Reverse mortgage loans are insured by the FHA and transferred into Ginnie Mae guaranteed securities (or HMBS). Loan transfers in these Ginnie Mae securitizations do not qualify for sale accounting and are recorded as secured financings. We record both loans held for investment and the corresponding HMBS borrowings at fair value. Our net exposure to reverse mortgages and the HMBS-related borrowings is limited to the residual value we retain, including future draw commitments and servicing value. Changes in the fair value of the loans held for investment are largely offset by changes in the value of the related secured financing. As of December 31, 2023, we reported $7.9 billion securitized loans held for investment at fair value and $7.8 billion HMBS-related borrowings at fair value, with a residual, net asset value of $71.2 million. In 2023, we recorded a net $23.5 million gain on change in fair value of securitized loans held for investment and HMBS-related borrowings reported in Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net in our Servicing segment.
The fair value of both reverse mortgage loans held for investment and HMBS-related borrowings is based primarily on discounted cash flow methodologies. Inputs to the discounted cash flows of these assets include future draws and tail securitization spreads, conditional prepayment rate (including voluntary and involuntary prepayments) and discount rate. The determination of fair value requires management judgment due to the significant unobservable assumptions, including conditional prepayment rate and discount rate.
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
The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) as of December 31, 2023 and December 31, 2022:

	December 31,
Significant unobservable assumptions	2023	2022
Life in years
Range	0.8 to 7.9	1.0 to 7.6
Weighted average	5.2	5.0
Conditional prepayment rate (1)
Range	12.0% to 35.4%	13.2% to 45.0%
Weighted average	17.2%	18.0%
Discount rate	4.9%	5.1%
(1)Includes voluntary and involuntary prepayments.
Valuation of MSRs and Other Financing Liabilities, at Fair Value
We originate MSRs from our lending activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs or bulk purchases. We account for MSRs, pledged MSR liabilities and ESS financing liabilities at fair value (reported within Other financing liabilities, at fair value). As of December 31, 2023, we reported a $2.3 billion fair value of MSRs and $900.0 million Other financing liabilities. In 2023, we recorded a $230.8 million fair value loss on the revaluation of our MSRs, $12.9 million fair value gain on the revaluation of our pledged MSR liabilities and $11.1 million fair value loss on ESS financing liabilities.
We determine the fair value of MSRs, pledged MSR liabilities and ESS financing liabilities primarily using discounted cash flow methodologies. The significant estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees, and significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments. The determination of the fair value of MSRs, pledged MSR liabilities and ESS financing liabilities requires management judgment relating to the significant unobservable assumptions that underlie the valuation, including prepayment speed, delinquency rates, cost to service and discount rate. Our judgement is informed by the transactions we observe in the market, by our actual portfolio performance and by the advice and information we obtain from our valuation experts, amongst other factors.
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
The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) by MSR class projected for the five-year period beginning December 31, 2023:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	4.6% to 10.5%	5.0% to 13.8%	6.9% to 8.0%
Weighted average	8.2%	11.1%	7.3%
Delinquency
Range	0.4% to 1.2%	6.1% to 10.6%	8.2% to 17.4%
Weighted average	0.6%	7.3%	11.8%
Cost to service (in dollars)
Range	$67 to $70	$98 to $114	$175 to $229
Weighted average	$68	$105	$195
Discount rate	9.0%	10.4%	11.4%
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
The fair value of Pledged MSR liabilities and ESS financing liabilities is generally expected to be impacted by the same assumptions as the underlying MSR, in opposite direction. Instrument or transaction specific assumption may apply and require our judgment, including the estimated life of the subservicing agreement when MSRs are sold subservicing retained, or the yield or discount rate to apply.
Allowance for Losses on Servicing Advances and Receivables
Credit losses on advances are expected to be nil, or de minimis, as advances are generally fully reimbursed under the terms of servicing agreements. However, servicing advances may include claimable (with investors) but non-recoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. We record an allowance for losses on servicing advances to the extent that a portion of advances are uncollectible under the provisions of each servicing contract taking into consideration, among other factors, our historical collection rates, probability of default, cure or modification, length of delinquency and the amount of the advance. We also assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. At December 31, 2023, the allowance for losses on servicing advances was $7.3 million, which represented 1% of total servicing advances. In 2023, we recorded an $8.5 million provision expense for losses on servicing advances.
We record an allowance for losses on receivables in our Servicing business, including related to defaulted FHA-, VA- or USDA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims). This allowance for expected credit losses is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions and reasonable and supportable forecasts that affect collectability. The government-insured claims that do not exceed HUD, VA, FHA or USDA insurance limits are not subject to any allowance for losses as guaranteed by the U.S. government. At December 31, 2023, the allowance for losses on receivables related to government-insured claims was $24.6 million, which represented 23% of total government-insured claims receivables. In 2023, we recorded a $17.1 million provision expense on receivables related to government-insured claims.
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
For the three-year periods ended December 31, 2023 and 2022, the U.S. filing jurisdiction was in a material cumulative loss position. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recognized a full valuation allowance of $183.9 million and $177.5 million on our U.S. deferred tax assets at December 31, 2023 and 2022, respectively. The U.S. jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in the U.S. until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
Ocwen and PHH Corporation have both experienced historical ownership changes that have caused the use of certain tax attributes to be limited and have resulted in the write-off of certain of these attributes based on our inability to use them in the carryforward periods defined under the tax laws. Ocwen continues to monitor the ownership in its stock to evaluate whether any additional ownership changes have occurred that would further limit its ability to utilize certain tax attributes. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, loan sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Loss severity considers the historical loss experience that we incur upon loan sale or collateral liquidation, as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of our historical losses and other qualitative factors including ongoing dialogue and experience with our counterparties. We do not provide or assume any origination representations and warranties in connection with our MSR purchases. As of December 31, 2023, we have recorded a liability for representation and warranty obligations and similar indemnification obligations of $32.9 million. In 2023, we recorded a $2.0 million net provision expense for indemnification. See Note 26 — Contingencies for additional information.
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change. In 2023, we recorded a $30.0 million provision reversal for loss contingencies. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $8.3 million at December 31, 2023. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2023.
RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
For additional information, see Note 1 — Organization, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for additional information.
Our adoption of the standards listed below in 2023 did not have a material impact on our consolidated financial statements:
•Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)
•Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructuring and Vintage Disclosures (ASU 2022-02)
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
Our management-level Market Risk Committee establishes and maintains policies that govern our risk appetite and associated hedging programs, including such factors as duration and interest rate sensitivity measures, limits, targeted hedge coverage ratios, the hedge instruments that we are permitted to use in our hedging activities and the counterparties with whom we are permitted to enter into hedging transactions and our liquidity risk profile. See Note 17 — Derivative Financial Instruments and Hedging Activities to the Consolidated Financial Statements for additional information regarding our use of derivatives.
MSR Hedging Strategy
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates, among other inputs and assumptions.

The objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market, liquidity, cost and other conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with MAV, Rithm and others, also referred to as Pledged MSR liabilities (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings
•other interest-rate sensitive exposures, including our ESS financing liabilities, as deemed appropriate by the Market Risk Committee.
The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is subject to lower and upper target thresholds under our policy. We regularly evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, liquidity impacts under shock scenarios, and other factors. As the market dictates, management may choose to maintain the hedge coverage ratio at different thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns.
Prior to September, 2022, the hedge coverage ratio was required to remain within a minimum of 40% and maximum of 60%. Effective September 2022, a minimum 25% and 30% hedge coverage ratios were required for interest rate declines less than, and more than 50 basis points, respectively. During the second quarter of 2023, management raised its minimum hedge coverage ratio to 60%. Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%.
With a partial hedge coverage ratio, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve, and the basis risk inherent in the MSR profile and hedging instruments, among other factors. We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.

The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at December 31, 2023. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear and other factors may apply, such as change in yield, spreads or other assumptions. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at December 31, 2023	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding MAV, Rithm and others)	$1,496	$(37)	$37

Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	71	4	(4)
MSR hedging derivative instruments	15	35	(33)
Total hedge position		39	(37)
Hypothetical hedge coverage ratio (2)		104%	102%

Hypothetical residual exposure to changes in interest rates		$2	$(1)
(1)The baseline for the hypothetical change in fair value is based on a 10-year swap rate of 3.76% at December 31, 2023.
(2)The hypothetical hedge coverage ratio above is calculated as the change in fair value of the total hedge position divided by the change in value of the Agency MSR position.
The above hypothetical hedge coverage ratio reflects the instrument sensitivities as of December 31, 2023. The actual hedge coverage ratio during the three months ended December 31, 2023, as monitored by Risk Management, may be summarized as follows:

Fair value changes for the three months ended December 31, 2023
Change in 10-year swap (basis points)	(79)

Agency MSRs - interest rate sensitive (excluding MAV, Rithm and others)	$(145)

Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	13
MSR hedging derivative instruments	87
Total hedge position	$100
Actual hedge coverage ratio during the period	69%

Residual (unhedged) fair value changes due to changes in interest rates	$(45)

Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time to time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives (none in 2023). The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 23 — Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.

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
Loans Held for Investment and HMBS-related Borrowings
The fair value of our securitized HECM loan portfolio generally decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, while lower interest rates extend the timeline to reach maximum claim amount liquidation. Additionally, portfolio value is heavily influenced by market spreads for fixed and discount margin for ARMs.
The fair value of our securitized HECM loan portfolio net of the fair value of the HMBS-related borrowings represent a reverse mortgage economic MSR (HMSR) for risk management purposes. The fair value of our HMSR generally decreases as market interest rates rise and increases as market rates fall. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach a 98% maximum claim amount liquidation event more quickly, with lower interest rates extending the timeline to liquidation. HECM loans have a longer duration than HMBS-related borrowings as a result of the future draw commitments, and our obligations as issuer of HMBS to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM loan is equal to 98% of the maximum claim amount. This HMSR exposure is used as a partial offset to our forward MSR exposure and managed as part of our MSR hedging strategy described above.
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus preserving the initial gain on sale margin at lock date. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the forward and reverse pipelines, is monitored daily and its daily limit is +/- 5%. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations.
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
Sensitivity Analysis
Fair Value MSRs, Loans Held for Sale, Loans Held for Investment and Related Derivatives
We assess and manage our interest rate risk on a daily basis primarily using sensitivity analyses. We develop sensitivity analyses to determine the impact on our earnings and financial condition across various interest rate scenarios that could be expected over different time horizons. Our interest rate exposure spans from overnight rates to 30-year rates, with increased sensitivity related to the 5-, 10-, and 30-year rates. Sensitivity analyses are based on hypothetical change in values of different interest-rate sensitive assets and liabilities together with our hedges and are presented under a set instantaneous +/- 25 basis point parallel move in rates. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear and other factors may apply, such as change in yield, spreads or other assumptions.
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2023, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$4	$(4)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	5	(6)
Derivative instruments	31	(28)
Total MSRs - Agency and non-Agency (1)	(38)	37
IRLCs	(1)	1
Total, net	$1	$—
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio, Rithm and MAV pledged MSR financing liabilities and ESS financing liabilities.
The decrease in our net sensitivity from December 31, 2022 to December 31, 2023 (from approximately $24 - $26 million to nil - $1 million for a 25 basis point parallel shift in the yield curve, up and down, respectively) is primarily due to our raising of the hedge coverage ratio to 100% at December 31, 2023.
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
Based on December 31, 2023 balances, if interest rates were to increase by 100 bps on our variable rate debt and cash and float balances, we estimate a net positive impact of approximately $0.8 million resulting from an increase of $18.3 million in annual interest income and other credits on deposits and an increase of $17.5 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the three year period ended December 31, 2023.
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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2023, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Ocwen’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees as required by the New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Any waivers for executive officers or directors of Ocwen from either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers must be approved by our Board of Directors or a Board Committee and must be promptly disclosed. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on our web site at www.ocwen.com in the “Shareholders” section under “Corporate Governance.” Any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, as well as any waivers that are required to be disclosed under the rules of the SEC or the New York Stock Exchange, will be posted on our website.
The additional information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2024 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2023.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	3.1	Amended and Restated Articles of Incorporation, as amended (11)
	3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (12)
	4.1	Form of Certificate of Common Stock (1)
	4.2	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
	4.3	Description of Common Stock (16)
	10.1*	Ocwen Financial Corporation 1998 Annual Incentive Plan, as amended (9)
	10.2*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (3)
	10.3*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (4)
	10.4*	Ocwen Financial Corporation 2017 Performance Incentive Plan, as amended (17)
	10.5††	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Ocwen Financial Corporation and Ocwen Mortgage Servicing, Inc. (11)
	10.6	Services Agreement, dated as of August 10, 2009, by and between Ocwen Financial Corporation and Altisource Solutions S.à r.l.,as amended (18)
	10.7††††	Binding Term Sheet among Ocwen Financial Corporation, Ocwen USVI Services, LLC and Altisource S.à r.l. dated as of May 5, 2021 (14)
	10.8*	Form of Indemnification Agreement (14)
	10.9*	Form of Undertaking to Repay Advancement of Indemnification Expenses (8)
	10.10†	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation, and New Residential Investment Corp. (7)
10.11†
Amendment No. 1, dated as of January 18, 2018, to Transfer Agreement dated as of July 23, 2017 by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (2)

10.12†	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (7)
10.13†	Amendment No. 1, dated as of August 17, 2018, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (8)
10.14 †††	Amendment No. 2, dated as of October 5, 2020, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (11)
10.15††††	Amendment No. 3, dated as of May 2, 2022, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and PHH Mortgage Corporation (6)
10.16 ††††	Amendment No. 4, dated as of October 31, 2023, to Subservicing Agreement dated as of July 23, 2017 between New Residential Mortgage LLC and PHH Mortgage Corporation (filed herewith)
10.17†	New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (2)
10.18†
Amendment No. 1, dated as of August 17, 2018, to New RMSR Agreement dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR-EBO Acquisition LLC, and New Residential Mortgage LLC (8)

10.19†††
Amendment No. 2, dated as of October 5, 2020, to New RMSR Agreement dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (11)

10.20††††
Amendment No. 3, dated as of May 2, 2022, to New RMSR Agreement dated as of January 18, 2018 by and among PHH Mortgage Corporation, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (6)

10.21††††
Amendment No. 4, dated as of October 31, 2023, to New RMSR Agreement dated as of January 18, 2018 by and among PHH Mortgage Corporation, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (filed herewith)

10.22*	Offer Letter, dated April 17, 2018, between Ocwen Financial Corporation and Glen Messina, as amended (18)
10.23*	Offer Letter dated May 11, 2022 between Ocwen Financial Corporation and Sean O’Neil (6)
10.24 †	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC (8)
10.25†††	Amendment No. 1, dated as of October 5, 2020, Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and PHH Mortgage Corporation (11)
10.26††††	Amendment No. 2, dated as of May 2, 2022, to Subservicing Agreement dated as of August 17, 2018 between NewRez LLC D/B/A Shellpoint Mortgage Servicing and PHH Mortgage Corporation (6)
10.27††††
Amendment No. 3, dated as of October 31, 2023, to Subservicing Agreement dated as of August 17, 2018 between NewRez LLC (Formerly Known as New Penn Financial, LLC) DBA Shellpoint Mortgage Servicing and PHH Mortgage Corporation (filed herewith)

10.28*	Form of Director Restricted Stock Unit Agreement (1)
10.29*	Amended and Restated Ocwen Financial Corporation United States Basic Severance Plan (10)
10.30*	Amended and Restated Ocwen Financial Corporation United States Change in Control Severance Plan (10)
10.31*	Ocwen Financial Corporation Executive Nonqualified Deferred Compensation Plan (19)
10.32*	Form of Restricted Stock Unit Award granted September 10, 2020 (11)
10.33	Agreement Amending Notice Due Date among PHH Mortgage Corporation, New Residential Mortgage LLC and the other parties thereto, dated December 10, 2021 (18)
10.34†††	Transaction Agreement between Ocwen Financial Corporation and Oaktree Capital Management L.P. and affiliates, dated as of December 21, 2020 (16)
10.35†††	First Amendment to Transaction Agreement, dated as of March 4, 2021, by and among OCW MAV Holdings, LLC, Ocwen Financial Corporation, and affiliates of Oaktree Capital Management L.P. (15)
10.36†††	Form of Securities Purchase Agreement between Ocwen Financial Corporation, Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (16)
10.37	Form of Registration Rights Agreement between Ocwen Financial Corporation, Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (16)
10.38	Form of Warrant issuable to Opps OCW Holdings, LLC and ROF8 OCW MAV PT, LLC (16)
10.39*	Ocwen Financial Corporation 2021 Equity Incentive Plan, as amended (13)
10.40†††
Note and Warrant Purchase Agreement, dated as of February 9, 2021, by and among Ocwen Financial Corporation, the purchasers signatory thereto, and Oaktree Fund Administration, LLC, as collateral agent (15)

10.41†††	Second Lien Notes Pledge and Security Agreement, dated as of March 4, 2021, among Ocwen Financial Corporation and Oaktree Fund Administration, LLC (15)
10.42	Form of $199,500,000 aggregate principal amount Senior Secured Notes due 2027 (15)
10.43	Form of Warrant issued March 4, 2021 (15)
10.44	Registration Rights Agreement dated as of March 4, 2021 (15)
10.45†††	First Lien Notes Pledge and Security Agreement dated as of March 4, 2021 among PHH Mortgage Corporation, PHH Corporation, other guarantors thereto, and Wilmington Trust, National Association (15)
10.46†††
Indenture, dated as of March 4, 2021, among PHH Mortgage Corporation, as the issuer, Ocwen Financial Corporation, as the parent, and the other guarantors thereto, and Wilmington Trust, National Association, as the trustee and collateral trustee (15)

10.47	Form of $400,000,000 aggregate principal amount 7.875% Senior Secured Notes due 2026 (15)
10.48*	Form of Stock-Settled Performance-Based Restricted Stock Unit Agreement dated March 2, 2021 (15)
10.49*	Form of Hybrid (Cash and Stock Settled) Performance-Based Restricted Stock Unit Agreement dated March 2, 2021 (15)
10.50*	Form of Stock-Settled Time-Based Restricted Stock Unit Agreement dated March 2, 2021 (15)
10.51*	Form of Hybrid (Cash and Stock Settled) Time-Based Restricted Stock Unit Agreement dated March 2, 2021 (15)
10.52*	Form of 2023 Annual Performance-Based Cash Award Agreement (filed herewith)
10.53*	Form of 2023 Annual Performance-Based Stock Award Agreement (filed herewith)
10.54*	Form of 2023 Annual Time-Based Cash Award Agreement (filed herewith)
10.55*	Form of 2023 Annual Time-Based Stock Award Agreement (filed herewith)
19.1	Insider Trading Prevention Policy (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Ocwen Financial Corporation Incentive Compensation Clawback Policy (filed herewith)
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (included as Exhibit 101).
*    Management contract or compensatory plan or agreement.
†    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
††    Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.
†††    Certain schedules to the exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.
††††    Certain information has been omitted in accordance with Item 601(b)(10) of Regulation S-K because it is both not material and is the type of information that the Registrant treats as private or confidential. An unredacted copy will be furnished supplementally to the SEC upon request.
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

(4) Incorporated by reference from the similarly described exhibit to the Registrant’s definitive Proxy Statement with respect to its 2007 Annual Meeting of Shareholders as filed on March 30, 2007.
(5) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8‑K filed on March 26, 2015.
(6) Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 4, 2022.
(7) Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed on November 2, 2017.
(8) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2018 filed on November 6, 2018.
(9) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10‑Q for the period ended March 31, 2016 filed on April 28, 2016.
(10) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form10‑Q for the period ended June 30, 2020 filed on August 4, 2020.
(11) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2020 filed on November 3, 2020.
(12) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(13) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on May 23, 2023.
(14) Incorporated by reference to the similarly described exhibit to the Registrant’s Quarterly Report on Form10-Q for the period ended June 30, 2021 filed on August 5, 2021.
(15) Incorporated by reference to the similarly described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed on May 4, 2021.
(16) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2020 filed on February 19, 2021.
(17) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on May 24, 2017.
(18) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2021 filed on February 25, 2022.
(19) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2022 filed on February 28, 2023.
ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer
Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen A. Messina	Date: February 27, 2024
Glen A. Messina, Chair of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/s/ Alan J. Bowers	Date: February 27, 2024
Alan J. Bowers, Director

/s/ Jenne K. Britell	Date: February 27, 2024
Jenne K. Britell, Director

/s/ Jacques J. Busquet	Date: February 27, 2024
Jacques J. Busquet, Director

/s/ Phyllis R. Caldwell	Date: February 27, 2024
Phyllis R. Caldwell, Director

/s/ DeForest B. Soaries, Jr.	Date: February 27, 2024
DeForest B. Soaries, Jr., Director

/s/ Kevin Stein	Date: February 27, 2024
Kevin Stein, Director

/s/ Sean B. O’ Neil	Date: February 27, 2024
Sean B. O’Neil, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Francois Grunenwald	Date: February 27, 2024
Francois Grunenwald, Senior Vice President and Chief Accounting Officer (principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2023

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Fair Value - Mortgage Servicing Rights — Refer to Notes 3, 7, and 9 to the financial statements
Critical Audit Matter Description
The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. The determination of the fair value of MSRs requires management judgment due to the significant unobservable assumptions that underlie the valuation. The Company estimates the fair value of its MSRs with the assistance of independent third-party valuation experts that use discounted cash flow models and analysis of current market data. The significant unobservable assumptions used in the valuation of MSRs include prepayment speeds, cost to service, and discount rates. The Company’s MSRs balance was $2.3 billion at December 31, 2023, which are classified as Level 3 in the valuation hierarchy. A change in the significant unobservable valuation assumptions utilized might result in a significantly higher or lower fair value measurement.
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions used, including whether significant assumptions were appropriate and consistent with what market participants would use.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s assumptions and the overall fair value to market surveys.
•We assessed the consistency by which management has applied significant valuation assumptions.
Fair Value – Loans Held for Investment — Refer to Notes 3 and 5 to the financial statements
Critical Audit Matter Description

The Company has elected to account for its reverse residential mortgage loans that are classified as loans held for investment (“reverse mortgages”) at fair value. The fair value of reverse mortgages is based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments on Home Equity Conversion Mortgages (“HECM”) reverse mortgage loans. The Company’s reverse mortgage balance was $8.0 billion at December 31, 2023, which is classified as Level 3 in the valuation hierarchy. A change in the valuation assumptions utilized might result in a significantly higher or lower fair value measurement.

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
•We inquired of the Company’s third-party valuation experts regarding the reasonableness of the valuation assumptions and the appropriateness of the valuation model.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions used, including whether the significant assumptions were appropriate and consistent with what market participants would use.
•We assessed the consistency by which management has applied significant unobservable valuation assumptions.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 27, 2024
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ocwen Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ocwen Financial Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 27, 2024

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$201.6	$208.0
Restricted cash ($24.2 and $17.6 related to variable interest entities (VIEs))	53.5	66.2
Mortgage servicing rights (MSRs), at fair value	2,272.2	2,665.2
Advances, net (amounts related to VIEs of $573.0 and $608.4)	678.8	718.9
Loans held for sale ($674.2 and $617.8 carried at fair value) ($269.6 and $0.0 related to VIEs)	677.3	622.7
Loans held for investment, at fair value ($5.6 and $6.7 related to VIEs)	7,975.5	7,510.8
Receivables, net ($19.9 and $0.0 related to VIEs)	154.8	180.8
Investment in equity method investee	37.8	42.2
Premises and equipment, net	13.1	20.2
Other assets ($22.0 and $8.0 carried at fair value) ($18.6 and $3.2 related to VIEs)	449.2	364.2
Total assets	$12,513.7	$12,399.2

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,797.3	$7,326.8
Other financing liabilities, at fair value ($409.2 and $329.8 due to related party) ($5.6 and $6.7 related to VIEs)	900.0	1,137.4
Advance match funded liabilities ($498.9 and $512.5 related to VIEs)	499.7	513.7
Mortgage loan financing facilities ($143.4 and $0.0 related to VIEs)	710.6	702.7
MSR financing facilities, net	916.2	953.8
Senior notes, net ($239.7 and $230.2 due to related parties)	595.8	599.6
Other liabilities ($7.2 and $15.8 carried at fair value)	692.3	708.5
Total liabilities	12,111.9	11,942.5

Commitments and Contingencies (Notes 25 and 26)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,684,401 and 7,526,117 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	0.1	0.1
Additional paid-in capital	554.5	547.0
Accumulated deficit	(151.6)	(87.9)
Accumulated other comprehensive loss, net of income taxes	(1.2)	(2.5)
Total stockholders’ equity	401.8	456.7
Total liabilities and stockholders’ equity	$12,513.7	$12,399.2

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenue
Servicing and subservicing fees	$947.3	$862.6	$781.9
Gain on reverse loans held for investment and HMBS-related borrowings, net	46.7	36.1	79.7
Gain on loans held for sale, net	40.6	22.0	145.8
Other revenue, net	32.0	33.2	42.7
Total revenue	1,066.7	953.9	1,050.1

MSR valuation adjustments, net	(232.2)	(10.4)	(98.5)

Operating expenses
Compensation and benefits	229.2	289.4	297.9
Servicing and origination	57.3	64.9	113.6
Technology and communications	52.5	57.9	56.0
Professional services	22.3	49.3	81.9
Occupancy, equipment and mailing	31.8	41.8	36.5
Other expenses	19.0	29.1	23.3
Total operating expenses	412.1	532.4	609.3

Other income (expense)
Interest income	78.0	45.6	26.4
Interest expense ($43.8, $42.1 and $31.7 due to related parties)	(273.6)	(186.0)	(144.0)
Pledged MSR liability expense ($57.5, $59.1 and $16.6 due to related party)	(296.3)	(255.0)	(221.3)
Gain (loss) on extinguishment of debt	1.3	0.9	(15.5)
Earnings of equity method investee	7.3	18.5	3.6
Other, net	2.8	(10.2)	$4.1
Other income (expense), net	(480.5)	(386.2)	$(346.7)

Income (loss) before income taxes	(58.1)	24.9	$(4.4)
Income tax expense (benefit)	5.6	(0.8)	$(22.4)
Net income (loss)	$(63.7)	$25.7	$18.1

Earnings (loss) per share
Basic	$(8.34)	$2.97	$2.00
Diluted	$(8.34)	$2.85	1.93

Weighted average common shares outstanding
Basic	7,635,584	8,647,399	9,021,975
Diluted	7,635,584	8,997,306	9,382,467

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
Net income (loss)	$(63.7)	$25.7	$18.1
Other comprehensive income (loss), net of income taxes
Change in unfunded pension plan obligation liability	1.2	(0.2)	6.5
Other	0.1	0.1	0.2
Comprehensive income (loss)	$(62.4)	$25.6	$24.8

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021
(Dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at January 1, 2021	8,687,750	$0.1	$556.1	$(131.7)	$(9.1)	$415.4
Net income	—	—	—	18.1	—	18.1
Issuance of common stock	426,705	—	12.2	—	—	12.2
Issuance of common stock warrants, net of issuance costs	—	—	20.0	—	—	20.0
Equity-based compensation and other	93,857	—	4.4	—	—	4.4
Other comprehensive loss, net of income taxes	—	—	—	—	6.7	6.7
Balance at December 31, 2021	9,208,312	0.1	592.6	(113.6)	(2.4)	476.7
Net income	—	—	—	25.7	—	25.7
Repurchase of common stock	(1,750,557)	—	(50.0)	—	—	(50.0)
Equity-based compensation and other	68,362	—	4.4	—	—	4.4
Other comprehensive loss, net of income taxes	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2022	7,526,117	0.1	547.0	(87.9)	(2.5)	456.7
Net loss	—	—	—	(63.7)	—	(63.7)
Equity-based compensation and other	158,284	—	7.5	—	—	7.5
Other comprehensive income, net of income taxes	—	—	—	—	1.3	1.3
Balance at December 31, 2023	7,684,401	$0.1	$554.5	$(151.6)	$(1.2)	$401.8
The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(63.7)	$25.7	$18.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	326.4	121.1	187.8
Provision for bad debts (advances and receivables)	25.7	20.5	22.7
Provision for indemnification obligations	4.6	7.6	4.6
Depreciation	7.0	10.5	10.3
Amortization of debt issuance costs and discount	18.0	10.1	7.8
Amortization of intangibles	5.1	4.3	0.7
Loss (gain) on extinguishment of debt	(1.3)	(0.9)	15.5
Equity-based compensation expense	9.7	4.6	4.7
Gain on reverse loans held for investment and HMBS-related borrowings, net	(35.0)	(8.1)	(18.3)
Gain on loans held for sale, net	(40.6)	(22.0)	(145.8)
Origination and purchase of loans held for sale	(12,797.7)	(17,582.0)	(19,972.4)
Proceeds from sale and collections of loans held for sale	12,539.8	17,590.1	19,349.3
Changes in assets and liabilities:
Decrease in advances	76.1	28.3	28.9
Decrease in receivables and other assets	47.8	4.2	33.6
(Increase) decrease in derivatives	(37.3)	6.9	(12.5)
Decrease in other liabilities	(65.0)	(47.6)	(1.4)
Other, net	(9.1)	(0.1)	(2.0)
Net cash provided by (used in) operating activities	10.4	173.2	(468.4)

Cash flows from investing activities
Origination of loans held for investment	(1,033.4)	(1,658.1)	(1,763.4)
Principal payments received on loans held for investment	1,078.0	1,581.1	1,628.3
Purchase of MSRs	(120.0)	(199.4)	(831.2)
Proceeds from sale of MSRs	0.9	155.7	—
Acquisition of loans held for investment, net	—	(4.5)	—
Acquisition of reverse mortgage subservicing agreements	—	(6.9)	(9.0)
Distribution from (investment in) equity method investee, net	4.4	(19.0)	(23.3)
Acquisition of advances in connection with MSR transactions	(42.2)	—	(6.3)
Proceeds from sale of advances	6.4	2.5	1.3
Purchase of real estate	(10.7)	(1.8)	(6.5)
Proceeds from sale of real estate	18.5	6.6	8.1
Additions to premises and equipment	(2.2)	(5.5)	(3.3)
Other, net	0.1	0.2	0.2
Net cash provided by (used in) investing activities	(100.3)	(149.1)	(1,005.1)
Cash flows from financing activities
Proceeds from (repayment of) advance match funded liabilities, net	(13.9)	1.4	(69.0)
Proceeds from (repayment of) mortgage loan financing facilities, net	6.0	(382.3)	633.4
Proceeds from MSR financing facilities	978.6	652.1	715.7
Repayment of MSR financing facilities	(1,014.6)	(596.9)	(250.0)
Repurchase and repayment of Senior notes	(13.5)	(23.6)	(319.2)
Proceeds from issuance of Senior notes and warrants	—	—	647.9
Repayment of senior secured term loan (SSTL) borrowings	—	—	(188.7)
Payment of debt issuance costs	(4.2)	(1.3)	(16.2)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	174.7	86.2	247.0
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	68.7	200.9	—
Repayment of other financing liabilities	(95.3)	(111.9)	(91.2)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	1,054.6	1,780.4	1,674.9
Repayment of HMBS-related borrowings	(1,070.1)	(1,568.4)	(1,614.3)
Issuance of common stock	—	—	9.9
Repurchase of common stock	—	(50.0)	—
Other, net	—	—	(0.5)
Net cash provided by (used in) financing activities	70.8	(13.4)	1,379.8

Net increase (decrease) in cash, cash equivalents and restricted cash	(19.1)	10.7	(93.7)
Cash, cash equivalents and restricted cash at beginning of year	274.2	263.5	357.2
Cash, cash equivalents and restricted cash at end of year	$255.1	$274.2	$263.5

Supplemental cash flow information
Interest paid	$253.8	$168.5	$125.1
Income tax payments (refunds), net
Federal	$0.1	$(25.8)	$(22.7)
State	0.5	(4.1)	(3.1)
Foreign	(5.2)	3.0	3.5
	$(4.6)	$(26.9)	$(22.3)

Supplemental non-cash investing and financing activities
Loans held for investment acquired at fair value	$—	$224.1	$—
HMBS-related borrowings assumed at fair value	—	(219.5)	—
Net cash paid to acquire loans held for investment	$—	$4.5	$—

Supplemental non-cash investing and financing activities - (continued)
Recognition (derecognition) of gross right-of-use asset and lease liability:
Right-of-use asset	$(2.3)	$11.4	$4.5
Lease liability	(2.3)	11.4	4.2
Transfer from loans held for investment to loans held for sale	$6.1	$8.0	$4.3
Transfers of loans held for sale to real estate owned (REO)	$20.2	$3.5	$9.1
Derecognition of MSRs and Other financing liabilities, at fair value:
MSR, at fair value	$(454.3)	$(39.0)	$—
Other financing liability, at fair value - MSR pledged liability	(454.3)	(35.9)	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and consolidated statements of cash flows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$201.6	$208.0	$192.8
Restricted cash and equivalents:
Debt service accounts	32.3	22.3	10.0
Other restricted cash	21.2	43.9	60.7
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$255.1	$274.2	$263.5
The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021
(Dollars in millions, except per share data and unless otherwise indicated)

Note 1 — Organization, Basis of Presentation and Significant Accounting Policies
Organization
Ocwen Financial Corporation (NYSE: OCN) (Ocwen, OFC, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, clients, investors and others through its primary operating subsidiary, PHH Mortgage Corporation (PHH, formerly referred to as PMC). We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Ocwen is a Florida corporation organized in February 1988.
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PHH since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective May 3, 2021, Ocwen holds a 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) that invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV). See Note 12 — Investment in Equity Method Investee and Related Party Transactions for additional information.
We perform servicing activities related to our own mortgage servicing rights (MSRs) portfolio (primary) and on behalf of other servicers (subservicing) and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively referred to as GSEs), the Government National Mortgage Association (Ginnie Mae, and together with the GSEs, the Agencies) and private-label securitizations (PLS, or non-Agency).
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
We had a total of approximately 4,500 employees at December 31, 2023 of which approximately 3,000 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions.
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

Change in Presentation
There were no changes to the presentation of our consolidated financial statements.
Without changing any amounts or classification, we changed the name of “Occupancy and equipment” expense to “Occupancy, equipment and mailing” within our consolidated statements of operations as mailing expenses accounted for an increasing proportion of the total “Occupancy and equipment” expense.
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
Restricted Cash
Restricted cash includes amounts specifically designated to repay debt, to provide over-collateralization for MSR financing facilities, mortgage loan warehouse facilities and match funded debt facilities, and to provide additional collateral to support certain obligations, including derivative instruments and letters of credit.
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
All newly acquired or retained MSRs are initially measured at fair value. To the extent any portfolio contract is not expected to compensate us adequately for performing the servicing, we would recognize a servicing liability. We define contracts as GSE, government-insured or non-Agency (commonly referred to as non-prime, subprime or private-label loans) based on applicable servicing guidelines, underwriting standards and borrower risk characteristics.
We account for servicing assets and servicing liabilities at fair value, and report changes in fair value in earnings (MSR valuation adjustments, net) in the period in which the changes occur.
We earn fees for servicing and subservicing mortgage loans. We collect servicing and subservicing fees, generally expressed as a percent of UPB or fee per loan by loan performing status, from the borrowers’ payments or from the owner of the servicing in subservicing relationships. In addition to servicing and subservicing fees, we report late fees, prepayment penalties, float earnings and other ancillary fees as revenue in Servicing and subservicing fees in our consolidated statements of operations. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected, when loans are modified or liquidated through the sale of the underlying real estate collateral, or when subservicing customers are invoiced.
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
Servicing advances are financial assets subject to the credit loss allowance model under Financial Accounting Standards Board's Accounting Standards Codification (ASC) 326: Financial Instruments - Credit Losses (CECL). The allowance for expected credit losses is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectability. Expected credit losses on advances are expected to be nil, or de minimis, as advances are generally fully reimbursable or recoverable under the terms of the servicing agreements. GSE and government-insured advances are subject to implicit and government guarantees, respectively, regarding advance reimbursement and the non-Agency pooling and servicing agreement terms regarding advance recovery, the credit loss history and the expectation over the remaining life of the advance portfolio support a zero allowance for credit loss.
Servicing advances may also include claimable (with investors) but nonrecoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. Such servicer errors result in the determination that the advance is uncollectible and represent operational losses resulting from not complying with servicing guidelines as established by the respective party (i.e., trustee, master servicer, investor, mortgage insurer). We establish an allowance for such operational losses through a charge to earnings (Servicing and origination expense) to the extent that a portion of advances are uncollectible taking into consideration, among other factors, probability of default, cure or modification, length of delinquency and the amount of the advance. We also assess collectability using proprietary cash flow projection models that incorporate a number of different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. Advances are charged off when determined to be non-recoverable.
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
Loans Held for Sale
Loans held for sale include forward and reverse mortgage loans that we do not intend to hold until maturity. We report loans held for sale at fair value with changes in fair value in Gain on loans held for sale, net in the consolidated statements of operations in the period in which the changes occur. Loans repurchased by our Servicing business prior to January 1, 2020 are accounted for at the lower of cost or fair value. For those legacy loans measured at the lower of cost or fair value, we account for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Other, net, in the consolidated statements of operations in the period in which the change occurs.
We report any gain or loss on the sale of loans held for sale in Gain on loans held for sale, net in the consolidated statements of operations along with the changes in fair value of the loans and the gain or loss on any related derivatives. Gains or losses on sales or securitizations take into consideration any retained interests, including servicing rights and representation and warranty obligations, both of which are initially recorded at fair value at the date of sale in Gain on loans held for sale, net, in our consolidated statements of operations. We include all changes in loans held for sale and related derivative balances in operating activities in the consolidated statements of cash flows.

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
Upfront costs and fees related to loans held for investment, including broker fees, are recognized in Gain on reverse loans held for investment and HMBS-related borrowings, net in the consolidated statements of operations as incurred and are not capitalized. Premiums on loans purchased via the correspondent channel are capitalized upon origination because they represent part of the purchase price. However, the loans are subsequently measured at fair value on a recurring basis.
Gain on reverse loans held for investment and HMBS-related borrowings, net excludes subservicing fees and ancillary income associated with our subservicing agreements, that are reported in Servicing and subservicing fees in our consolidated statements of operations.
VIEs and Transfers of Financial Assets and MSRs
We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations and create liquidity, we may sell servicing advances, MSRs or the right to receive certain servicing fees relating to MSRs.
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
In the case of transfers of financial assets where either one or both of the power or economic criteria above are not met, we evaluate whether a sale has occurred for accounting purposes.
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
In addition, we report within Other financing liabilities certain financing liabilities, including certain ESS liabilities collateralized by MSR portfolios, for which we elected to measure under the fair value option. The fair value gains and losses of these financial liabilities are reported within MSR valuation adjustments, net in the consolidated statements of operations. The excess servicing spread remittance is reported within Pledged MSR liability expense in the consolidated statements of operations. Because the proceeds we received in connection with transfers of MSRs are accounted for as secured financings, additions to, and reductions in, the balance of the other financing liabilities are presented as financing activity in our consolidated statements of cash flows, excluding the changes in fair value attributable to inputs and assumptions.
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
Derivative Financial Instruments
We use derivative instruments to manage the fair value changes in our MSRs, interest rate lock commitments and loan portfolios which are exposed to interest rate risk. We do not use derivative instruments for trading or speculative purposes. We recognize all derivative instruments at fair value on our consolidated balance sheets in Other assets and Other liabilities. Derivative instruments are generally entered into as economic hedges against changes in the fair value of a recognized asset or liability and are not designated as hedges for accounting purposes. We generally report the changes in fair value of such derivative instruments in the same line item in the consolidated statements of operations as the changes in fair value of the related asset or liability. For all other derivative instruments not designated as a hedging instrument, we report changes in fair value in Other, net. Cash flows associated with derivative instruments and their related gains and losses are presented within Cash flows from operating activities.

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
Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that an other-than‐temporary decline in value may have occurred. We present distributions received from MAV Canopy in our consolidated statements of cash flows using the cumulative earnings approach.
Litigation
We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We establish a liability for settlements, judgments on appeal and filed and/or threatened claims for which we believe that it is probable that a loss has been or will be incurred and the amount can be reasonably estimated. We recognize legal costs associated with loss contingencies in Professional services expense in the consolidated statements of operations as incurred.
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
Going Concern
In accordance with ASC 205-40: Presentation of Financial Statements - Going Concern, we evaluate whether there are conditions that are known or reasonably knowable that raise substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements are issued.
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
Accounting Standards Issued but Not Yet Adopted
Leases (ASC 842) Common Control Arrangements (ASU 2023-01)
Prior to the issuance of this ASU, ASC 842 required all lessees to amortize leasehold improvements over the shorter of their useful life or the remaining term of the lease. For leases between entities under common control, the amendment in this ASU requires amortization of leasehold improvements over the useful life of those assets to the common control group, regardless of the lease term. When the lessee no longer controls the use of the asset underlying the common control lease, the leasehold improvements are accounted for as a transfer between entities under common control whereby the lessee records a distribution to the common control lessor through an adjustment to equity.
Our adoption of this standard on January 1, 2024 did not have a material impact on our consolidated financial statements.
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
The amendments in this ASU are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. A joint venture formed prior to the adoption date may elect to apply the new guidance retrospectively back to the original formation date. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
Segment Reporting (ASC 280) Improvements to Reportable Segment Disclosures (ASU 2023-07)
The amendments in this ASU were issued to improve annual and interim reportable segment disclosure requirements, primarily through enhanced disclosures about expenses that are significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker (CODM), and included in the reported measure of segment profit or loss. This ASU also requires disclosure of the title and position of the individual or the name of the group identified as the CODM in the consolidated financial statements, as well as how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. The ASU allows the disclosure of additional optional measures of a segment’s profit or loss for each reportable segment if used by the CODM, subject to additional segment disclosures and the SEC’s non-GAAP financial measures requirements.
The amendments in this ASU are effective in the 2024 annual period and in 2025 for interim periods, and shall be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Early adoption is permitted.
Income Taxes (ASC 740) Improvements to Income Tax Disclosures (ASU 2023-09)
The amendments in this ASU require disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The ASU also requires additional disaggregated information on income taxes paid to an individual jurisdiction equal to or greater than 5% of total income taxes paid.
The amendments are effective in the 2025 annual period and in 2026 for interim periods, and shall be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2023	2022	2021
Proceeds received from securitizations	$12,344.0	$17,027.0	$19,293.2
Servicing fees collected (1)	121.9	91.8	63.7
Purchases of previously transferred assets, net of claims reimbursed	(17.9)	(11.4)	(17.4)
	$12,448.0	$17,107.4	$19,339.5
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the consolidated statements of operations.
In connection with these transfers, we retained MSRs of $183.0 million, $234.7 million and $222.7 million during 2023, 2022 and 2021, respectively.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. We receive customary origination representations and warranties from our network of approved correspondent lenders. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. Also, refer to the Loan Put-Back and Related Contingencies section of Note 26 — Contingencies.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	December 31,
	2023	2022
Carrying value of assets
MSRs, at fair value	$636.5	$524.3
Advances	99.0	75.9
UPB of loans transferred (1)	46,810.1	37,571.1
Maximum exposure to loss (2)	$47,545.6	$38,171.2
(1)Includes $10.5 billion and $6.8 billion of loans delivered to Ginnie Mae as of December 31, 2023 and 2022, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss in the table above is primarily based on the remaining UPB of loans serviced and assumes all loans were deemed worthless as of the reporting date. It does not take into consideration the proceeds from the underlying collateral liquidation, recoveries or any other recourse available to us, including from mortgage insurance, guarantees or correspondent sellers. We do not believe the maximum exposure to loss from our involvement with these previously transferred loans is representative of the actual loss we are likely to incur based on our contractual rights and historical loss experience and projections. Also, refer to the Loan Put-Back and Related Contingencies section of Note 26 — Contingencies.
At December 31, 2023 and 2022, 2.8% and 2.5%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 8.0% and 8.3%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
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
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
In 2021, we consolidated an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PHH to the trust for collateralization purposes. We have determined that the trust is a VIE for which we are the primary beneficiary. Therefore, we have included the trust in our consolidated financial statements. We have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance given we are the sole beneficial owner of the certificates issued by the trust and the servicer of the mortgage loans that result in cash flows to the trust. In addition, we designed the trust at inception to facilitate the funding facility. As of December 31, 2022, the certificates issued by the trust and pledged as collateral were reduced to zero. As of December 31, 2023, $150.1 million loans held for sale were pledged as collateral for $150.0 million debt certificates issued by the trust. See Note 14 — Borrowings.
In June 2023, we completed a private placement securitization of HECM loans that are insured by the FHA and REO properties, also referred to as reverse mortgage buyouts. The securitized assets include assets originated by PHH and assets acquired in April 2023. The securitization trust, Ocwen Loan Investment Trust 2023-HB1 (OLIT) issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. We determined we were the primary beneficiary, and thus consolidate the securitization trust, OLIT and related depositor. Recourse for the Notes is limited to the assets of OLIT. Also refer to Note 14 — Borrowings.
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the securitized reverse mortgage loans buyouts and financing liabilities:

December 31,
2023
Mortgage loans (Loans held for sale, at fair value)	$119.5
Receivables, net	19.9
REO (Other assets)	12.5
Debt service accounts (Restricted cash)	6.3
Outstanding borrowings (Mortgage loan financing facilities, net)	164.4
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	21.0
Interest Reserve Account (Restricted cash)	0.4
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

The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	December 31,
	2023	2022
Match funded advances (Advances, net)	$573.0	$608.4
Debt service accounts (Restricted cash)	15.7	15.8
Advance match funded liabilities	498.9	512.5
MSR Financings using SPEs
We consolidate two SPEs (PMC ESR Trusts) in connection with a third-party financing facility secured by certain of PHH’s Fannie Mae and Freddie Mac MSRs (GSE MSRs) and one SPE (PMC PLS ESR Issuer LLC) in connection with our PLS MSR financing facility (Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A), as further discussed below.
In 2019, we entered into a financing facility with a third-party secured by certain of PHH’s GSE MSRs. Two SPEs (PMC ESR Trusts) were established in connection with this facility. We also entered into an MSR Excess Spread Participation Agreement under which we created a 100% participation interest in the Portfolio Excess Servicing Fees, pursuant to which the holder of the participation interest is entitled to receive certain funds collected on the related portfolio of mortgage loans (other than ancillary income and advance reimbursement amounts) with respect to such Portfolio Excess Servicing Fees. This participation interest has been contributed to the trusts. In connection with this facility, we entered into repurchase agreements with a third-party pursuant to which we sold trust certificates of the PMC ESR Trusts representing certain indirect economic interests in the GSE MSRs and agreed to repurchase such certificates at a future date at the repurchase price set forth in the repurchase agreements. Our obligations under the facility are secured by a lien on the related GSE MSRs. In addition, Ocwen guarantees the obligations under the facility.
In 2019, we issued Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 Class A (PLS Notes) secured by certain of PHH’s private label MSRs (PLS MSRs). The single class PLS Notes are an amortizing debt instrument with a fixed interest rate. The PLS Notes are issued by a trust that is included in our consolidated financial statements. The trust, PMC PLS ESR Issuer LLC (PLS Issuer) was established in this connection as a wholly-owned subsidiary of PHH. For collateralization purposes, PHH entered into an MSR Excess Spread Participation Agreement with PLS Issuer, whereby PHH created a participation interest in the Excess Servicing Fees, related float and REO fees associated with a PLS MSR portfolio PHH holds and granted a security interest to PLS Issuer in the underlying PLS MSRs. PLS Issuer’s obligations under the PLS Notes credit agreement are secured by a lien on the related PLS MSRs. The PLS Issuer assigned the security interest in the PLS MSRs to the collateral agent for the noteholders. On March 15, 2022, we replaced the existing PLS Notes with a new series of notes, Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A, at an initial principal amount of $75.0 million. Ocwen guarantees the obligations of PLS Issuer under the facility.
We determined that the PMC ESR Trusts established in connection with the GSE MSR financing facility, and PLS Issuer established in connection with the PLS MSR financing facility, are VIEs for which we are the primary beneficiary. Therefore, we have included the PMC ESR Trusts and PLS Issuer in our consolidated financial statements. We have the power to direct the activities of these VIEs that most significantly impact the respective VIE’s economic performance given that we are the servicer of the MSRs that result in cash flows to these VIEs. In addition, PHH has designed the PMC ESR Trusts and PLS Issuer at inception to facilitate these funding facilities under which we have the obligation to absorb the losses of the VIEs which could be potentially significant to the VIEs.
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facility and the PLS Notes facility:

	December 31,
	2023	2022
MSRs pledged (MSRs, at fair value)	$449.6	$696.9
Debt service account (Restricted cash)	1.7	1.8
Outstanding borrowings (MSR financing facilities, net)	282.1	366.5
Unamortized debt issuance costs (MSR financing facilities, net)	0.4	0.8
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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		December 31,
		2023		2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$674.2	$674.2	$617.8	$617.8
Loans held for sale, at lower of cost or fair value (b)	3	3.1	3.1	4.9	4.9
Total Loans held for sale		$677.3	$677.3	$622.7	$622.7
Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	$7,970.0	$7,970.0	$7,504.1	$7,504.1
Loans held for investment - Restricted for securitization investors (a)	3	5.6	5.6	6.7	6.7
Total Loans held for investment, at fair value		$7,975.5	$7,975.5	$7,510.8	$7,510.8

Advances, net (c)	3	$678.8	$678.8	$718.9	$718.9
Receivables, net (c)	3	$154.8	$154.8	$180.8	$180.8

Financial liabilities:
Advance match funded liabilities (c)	3	$499.7	$499.7	$513.7	$513.7
Financing liabilities, at fair value:
HMBS-related borrowings (a)	3	$7,797.3	$7,797.3	$7,326.8	$7,326.8
Other financing liabilities:
Financing liability - Pledged MSR liability (a)	3	645.5	645.5	931.7	931.7
Financing liability - Excess Servicing Spread (ESS) (a)	3	248.9	248.9	199.0	199.0
Financing liability - Owed to securitization investors (a)	3	5.6	5.6	6.7	6.7
Total Other financing liabilities		$900.0	$900.0	$1,137.4	$1,137.4

Mortgage loan financing facilities (c) (d)	3	$710.6	$717.6	$702.7	$702.7
MSR financing facilities (c) (d)	3	$916.2	$900.3	$953.8	$932.1
Senior notes:
PHH Senior secured notes due 2026 (c) (d)	2	$356.1	$326.0	$369.4	$331.4
OFC Senior secured notes due 2027 (c) (d)	3	239.7	230.5	230.2	223.9
Total Senior notes		$595.8	$556.5	$599.6	$555.2

		December 31,
		2023		2022
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$5.6	$5.6	$(0.7)	$(0.7)
Forward sales of loans (a)	1	(0.1)	(0.1)	0.5	0.5
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	9.6	9.6	(0.7)	(0.7)
Interest rate swap futures (a)	1	3.9	3.9	(13.6)	(13.6)
TBA forward pipeline trades (a)	1	(6.3)	(6.3)	6.6	6.6
Option contracts (a)	1	1.9	1.9	—	—
Other (a)	3	(0.1)	(0.1)	(0.1)	(0.1)

MSRs (a)	3	$2,272.2	$2,272.2	$2,665.2	$2,665.2
(a)Measured at fair value on a recurring basis in our financial statements.
(b)Measured at fair value on a non-recurring basis in our financial statements.
(c)Disclosed, but not measured at fair value in our financial statements.
(d)The carrying values are net of unamortized debt issuance costs and discount. See Note 14 — Borrowings for additional information.
(e)The newly originated portfolio of GSE and forward Ginnie Mae loans held for sale pending securitization with the Agencies is classified as Level 2; all other loans are classified as Level 3.
The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Year Ended December 31, 2023
Beginning balance	$32.1	$(199.0)	$(0.7)
Purchases, issuances, sales and settlements
Purchases and other	364.2	—	—
Issuances (1)	—	(68.7)	39.3
Sales	(102.4)	—	—
Settlements	(60.5)	29.9	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	—	(64.9)
Loans held for investment, at fair value	4.5	—	—
Receivables, net	(34.7)	—	—
REO (Other assets)	(15.2)	—	—
Advances (Capitalization upon Ginnie Mae modifications)	4.4	—	—
Other	(0.9)	—	—
Net addition (disposition/derecognition)	159.3	(38.7)	(25.6)
Included in earnings:
Change in fair value (1)	11.7	(11.1)	32.0
Ending balance	$203.1	$(248.9)	$5.6

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Year Ended December 31, 2022
Beginning balance	$220.9	$—	$18.1
Purchases, issuances, sales and settlements
Purchases and other	140.4	—	—
Issuances (1)	—	(200.9)	168.0
Sales	(318.0)	—	—
Settlements	—	6.6	—
Transfers:
Loans held for sale, at fair value (1)	—	—	(141.5)
Receivables, net	(4.2)	—	—
Other assets	(0.3)	(6.1)	—
Net addition (disposition/derecognition)	(182.1)	(200.5)	26.5
Included in earnings:
Change in fair value (1)	(6.8)	1.4	(45.3)
Ending balance	$32.1	$(199.0)	$(0.7)

	Loans Held for Sale - Fair Value	Mortgage-Backed Securities	IRLCs
Year Ended December 31, 2021
Beginning balance	$51.1	$2.0	$22.7
Purchases, issuances, sales and settlements
Purchases	436.2	—	—
Issuances (1)	—	—	627.7
Sales	(260.0)	(1.6)	—
Settlements		—	—
Transfers:
Loans held for sale, at fair value (1)	—	—	(591.7)
Receivables, net	(1.6)	—	—
Other assets	(0.4)	—	—
Net addition (disposition/derecognition)	174.1	(1.6)	36.0
Included in earnings:
Change in fair value (1)	(4.3)	(0.4)	(40.6)
Ending balance	$220.9	$—	$18.1
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $6.3 million, $(18.8) million and $(4.6) million for 2023, 2022 and 2021, respectively. See Note 17 — Derivative Financial Instruments and Hedging Activities.
A reconciliation from the beginning balances to the ending balances of Loans held for investment and HMBS-related borrowings, MSRs and Pledged MSR liabilities that we measure at fair value on a recurring basis is disclosed in Note 5 – Reverse Mortgages, Note 7 — Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value, respectively.
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
We purchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic EBO and loan resolution activity as part of our contractual obligations as the servicer of the loans. Effective January 1, 2020, we elected to classify any repurchased loans as loans held for sale at fair value as we expect to redeliver (sell) the loans into new Ginnie Mae guaranteed securitizations (in the case of modified loans) or sell the loans to a private investor (in the case of EBO loans). Modified and EBO loans purchased before January 1, 2020 are classified as loans held for sale at the lower of cost or fair value. The fair value of the loans we purchased from Ginnie Mae guaranteed securitization is estimated using both observable and unobservable inputs, including published Ginnie Mae prices or existing sale contracts, as well as estimated default, prepayment, and discount rates. The significant unobservable input in estimating fair value is the estimated default rate. Accordingly, these repurchased Ginnie Mae loans are classified as Level 3 within the valuation hierarchy.
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

	December 31,
Significant unobservable assumptions	2023	2022
Life in years
Range	0.8 to 7.9	1.0 to 7.6
Weighted average	5.2	5.0
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	12.0% to 35.4%	13.2% to 45.0%
Weighted average	17.2%	18.0%
Discount rate	4.9%	5.1%

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

	December 31,
	2023		2022
Significant unobservable assumptions	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	7.7%	7.9%	6.9%	7.9%
Weighted average lifetime delinquency rate	1.3%	10.0%	1.4%	10.1%
Weighted average discount rate	9.2%	11.4%	9.6%	10.6%
Weighted average cost to service (in dollars)	$71	$192	$72	$201
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

The following table summarizes the estimated change in the value of the MSRs as of December 31, 2023 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.9	1.9
Change in fair value due to change in weighted average prepayment speeds	$(65.5)	$(127.3)
Change in weighted average discount rate (in percentage points)	0.9	1.9
Change in fair value due to change in weighted average discount rate	$(68.6)	$(131.9)
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

	December 31,
Significant unobservable assumptions	2023	2022
Life in years
Range	0.8 to 7.9	1.0 to 7.6
Weighted average	5.2	5.0
Conditional prepayment rate
Range	12.0% to 35.4%	13.2% to 45.0%
Weighted average	17.2%	18.0%
Discount rate	4.9%	5.0%
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
Pledged MSR Liabilities
Pledged MSR liabilities are carried at fair value and classified as Level 3 within the valuation hierarchy. We recognize the proceeds received in connection with MSRs transferred or sold in transactions which do not qualify for sale accounting treatment as a secured financing that we account for at fair value. We determine the fair value of the pledged MSR liability following a similar approach as for the associated transferred MSRs. Fair value of the pledged MSR liability in connection with the MAV MSR transactions is determined using the fair value mark provided by third-party valuation expert, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PHH and expected life of subservicing agreement, when applicable. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs in connection with Rithm transactions is determined using the fair value mark provided by the third-party valuation experts.

	December 31,
Significant unobservable assumptions	2023	2022
Weighted average prepayment speed	6.5%	7.6%
Weighted average delinquency rate	2.8%	7.1%
Weighted average subservicing life (in years)	4.3	5.6
Weighted average discount rate	9.6%	10.2%
Weighted average cost to service (in dollars)	$130	$174
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS financing liability at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At December 31, 2023 and 2022, the weighted average discount rate of the ESS financing liability was 9.4% and 7.6%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions. Also see Note 8 — Other Financing Liabilities, at Fair Value.
Mortgage Loan Financing Facilities
Our mortgage loan warehouse facilities bear interest at a rate that is adjusted regularly based on a market index. The carrying value of the outstanding borrowings under the revolving facilities approximates fair value. In June 2023, OLIT issued senior and mezzanine classes of notes, at a discount, with a stated interest rate of 3.0% and a mandatory call date of June 2026. We determine the fair value of these notes based on bid prices provided by third parties involved in the issuance and placement of the notes.
MSR Financing Facilities
Our MSR financing facilities bear interest at a rate that is adjusted regularly based on a market index. The carrying value of the outstanding borrowings under these facilities approximates fair value.
In 2014, we issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. In 2019, we issued Ocwen Excess Spread-Collateralized Notes, Series 2019-PLS1 notes secured by certain of PHH’s private label MSRs. In 2022, we refinanced these notes into a new Series 2022-PLS1 notes. We determine the fair value of these notes based on bid prices provided by third parties involved in the issuance and placement of the notes.

Senior Notes
We base the fair value on quoted prices in a market with available limited trading activity, or on valuation data obtained from a pricing service in the absence of trading data. For Senior Notes with no pricing activity or trading data, we determine the fair value by discounting future principal and interest payments at a market rate commensurate with the risk of the estimated cash flows.
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
Note 4 — Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale for which we elected the fair value option:

	December 31, 2023	December 31, 2022
Unpaid principal balance	$678.8	$623.7
Premium (discount)	(2.4)	7.4
Unrealized gain (loss)	(2.2)	(13.3)
Total fair value	$674.2	$617.8

The following table presents the composition of Loans held for sale, at fair value by type:

	December 31, 2023	December 31, 2022
GSE loans	$219.3	$318.3
Government- Forward loans	254.0	150.2
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	19.1	32.1
Reverse loans (2)	166.6	102.5
Other residential mortgage loans	15.2	14.8
Total fair value	$674.2	$617.8
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes inactive reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of December 31, 2023, the balance includes $119.5 million loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 — Securitizations and Variable Interest Entities and Note 14 — Borrowings.

The following table presents the activity of Loans held for sale, at fair value:

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$617.8	$917.5	$366.4
Originations and purchases	12,797.5	17,582.0	19,972.4
Proceeds from sales	(12,450.8)	(17,477.2)	(19,279.2)
Principal collections	(87.5)	(106.9)	(58.6)
Transfers from (to):
Loans held for investment, at fair value	6.1	8.0	4.3
Receivables	(33.2)	(13.2)	(33.6)
REO (Other assets)	(19.4)	(3.1)	(8.4)
Advances (capitalization upon Ginnie Mae modifications)	6.4	18.1	24.8
Fair value gain (loss) on loans held for sale, at fair value (1)	(165.7)	(294.0)	(67.5)
Other	2.8	(13.4)	(2.9)
Ending balance	$674.2	$617.8	$917.5
(1) Excludes retained MSR upon securitization. See below table of gain (loss) on loans held for sale, net.

The following table presents the components of Gain (loss) of loans held for sale at fair value, net:

	Years Ended December 31,
Gain (Loss) on Loans Held for Sale, Net	2023	2022	2021
MSRs retained on transfers of forward mortgage loans	$183.0	$234.7	$222.7
Gain (loss) on sale of forward mortgage loans (1)(2)	(178.8)	(278.0)	(87.8)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)(3)	(2.7)	(10.1)	18.4
Change in fair value of loans held for sale (4)	15.9	(5.9)	1.9
Gain (loss) on loans held for sale, at fair value	17.3	(59.3)	155.2
Gain (loss) on economic hedge derivative instruments (5)	18.6	101.7	1.5
Change in fair value of IRLCs	6.4	(17.4)	(6.2)
Provision for representation and warranty obligations	(1.7)	(3.0)	(4.7)
	$40.6	$22.0	$145.8
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Includes $27.1 million gain in 2021 related to loans purchased through the exercise of our servicer call rights with respect to certain Non-Agency trusts and sold, servicing released.
(3)Includes an $8.8 million loss in 2022 on certain delinquent and aged loans repurchased (net of the associated Ginnie Mae MSR fair value adjustment) in connection with the Ginnie Mae EBO program with an aggregated UPB of $299.7 million, net of the associated MSR fair value adjustment.
(4)Includes a $10.9 million unrealized gain in 2023 related to the revaluation of inactive HECM loan buyouts opportunistically acquired at a discount and securitized in a private placement transaction completed in June 2023. Also see Note 2 — Securitizations and Variable Interest Entities.
(5)Excludes gains of $15.7 million and $25.3 million on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net for 2022 and 2021, respectively. No such gains or losses were recognized during 2023. Third-party derivatives are hedging the net exposure of MSR and pipeline, and the change in fair value of derivatives are reported within MSR valuation adjustments, net. Inter-segment derivatives are established to transfer risk and allocate hedging gains/losses to the pipeline separately from the MSR portfolio and are eliminated in the consolidated financial statements. Refer to Note 23 — Business Segment Reporting.

Note 5 – Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans held for investment for which we elected the fair value option:

	December 31, 2023	December 31, 2022
Unpaid principal balance	$7,664.7	$7,261.2
Fair value adjustments	305.3	242.9
Total fair value	$7,970.0	$7,504.1
The following table presents the composition of reverse mortgage loans held for investment, at fair value by type:

	December 31, 2023	December 31, 2022
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$7,868.5	$7,392.6
New HECM loan originations and HECM loan tails (2) - unsecuritized	101.5	111.5
Total fair value	$7,970.0	$7,504.1
(1)The Ginnie Mae securitization of conventional, HECM loans does not qualify for sale accounting treatment and is accounted for as a secured financing transaction, with the recognition of both loans and HMBS-related borrowing on the consolidated balance sheets.
(2)Tails represent the fair value of future scheduled and unscheduled draw commitments for HECM loans, mortgage insurance premium, servicing fee and other advances which we subsequently securitize.
The following table summarizes the activity in reverse mortgage loans held for investment and HMBS related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Years Ended December 31,
	2023		2022		2021
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (2)
Beginning balance	$7,504.1	$(7,326.8)	$7,199.8	$(6,885.0)	$6,997.1	$(6,772.7)
Originations	1,033.4	—	1,658.1	—	1,763.4	—
Securitization of HECM loans accounted for as a financing	—	(1,054.6)	—	(1,780.4)	—	(1,674.9)
Additional proceeds from securitization of HECM loans and tails	—	(11.0)	—	(25.2)	—	(44.6)
Acquisition (1)	—	—	211.3	(209.1)	—	—
Repayments (principal payments received)	(1,076.9)	1,070.1	(1,579.9)	1,568.4	(1,626.4)	1,614.3
Transfers:
Loans held for sale, at fair value	(6.1)	—	(8.0)	—	(3.4)	—
Receivables, net	(3.4)	—	2.1	—	(0.3)	—
REO (Other assets)	(0.1)	—	(0.4)	—	(0.3)	—
Fair value gains (losses) included in earnings (3)	519.0	(475.0)	21.1	4.5	69.7	(7.1)
Ending Balance	$7,970.0	$(7,797.3)	$7,504.1	$(7,326.8)	$7,199.8	$(6,885.0)
(1)During 2022, we purchased a reverse mortgage servicing portfolio of HECM loans securitized in Ginnie Mae pools. As the Ginnie Mae HMBS program does not qualify for sale accounting, the transaction conveyed the HECM loans and associated HMBS-related borrowings to us. We have accounted for this transaction as a secured financing, as a purchase of loans held for investment and assumption of an HMBS securitization liability for the obligation to Ginnie Mae.
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

(3)See further breakdown of the net gain (loss) in the table below.
The following table presents the components of Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net:

Gain (Loss) on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Years Ended December 31,
	2023	2022	2021
Gain on new originations (1)	$20.5	$50.7	$65.0
Net interest income (servicing fee) (2)	23.6	21.9	19.9
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net (3)	(0.1)	(47.1)	(22.2)
Fair value gains (losses) included in earnings (3)(4)	44.0	25.6	62.7
Loan fees and other	2.8	10.5	17.0
	$46.7	$36.1	$79.7
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings (previously reported within Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net in the table above). The net interest income includes the servicing fee Ocwen is contractually entitled to on securitized loans.
(3)Includes the cash realized gains upon securitization of tails (previously separately reported the table above).
(4)See breakdown between Loans held for investment and HMBS-related borrowings in the table above within Fair value gains (losses) included in earnings.
Note 6 — Advances

	December 31,
	2023	2022
Principal and interest	$212.5	$215.5
Taxes and insurance	343.3	367.5
Foreclosures, bankruptcy, REO and other	130.3	142.1
	686.1	725.1
Allowance for losses	(7.3)	(6.2)
Advances, net	$678.8	$718.9
The following table summarizes the activity in net advances:

	Years Ended December 31,
	2023	2022	2021
Beginning balance - before Allowance for Losses	$725.1	$779.5	$834.5
New advances	779.8	784.8	831.2
Transfer from (to) Receivables	14.7	6.5	(3.7)
Sales of advances	(6.3)	(2.9)	(1.3)
Asset acquisition	42.2	—	6.9
Collections of advances and other	(869.4)	(842.8)	(888.2)
Ending balance - before Allowance for Losses	686.1	725.1	779.5

Beginning balance - Allowance for Losses	$(6.2)	$(7.0)	$(6.3)
Provision expense	(8.5)	(7.2)	(8.1)
Net charge-offs and other	7.3	8.0	7.4
Ending balance - Allowance for Losses	(7.3)	(6.2)	(7.0)

Ending balance, net	$678.8	$718.9	$772.4

Note 7 — Mortgage Servicing
During each period, we remeasure our MSRs at fair value, which contemplates the receipt or nonreceipt of the servicing income for that period. The servicing revenue, including expectations of future servicing cash flows, are inputs for the measurement of the MSR fair value. The net result on the statements of operations is that we record the contractual cash received in each period as revenue within Servicing and subservicing fees, partially offset by the remeasurement of the MSR fair value within MSR valuation adjustments, net.
The following table presents the composition of our MSR portfolio:
MSR UPB and Fair Value

	December 31, 2023		December 31, 2022
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,604.6	$122.7	$1,710.6	$126.2
Rithm and others transferred MSRs (1) (2)	244.8	18.1	601.2	47.3
MAV transferred MSRs (1)	422.8	28.8	353.4	26.1
Total transferred MSR, subject to Pledged MSR liability, at fair value (1)	667.6	46.9	954.6	73.4
Total MSRs	$2,272.2	$169.7	$2,665.2	$199.6
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)At December 31, 2023, the UPB of MSRs transferred to Rithm for which title is retained by Ocwen was $9.9 billion.

Mortgage Servicing Rights, At Fair Value	Years Ended December 31,
	2023	2022	2021
Beginning balance	$2,665.2	$2,250.1	$1,294.8
Sales	0.1	(154.4)	—
Additions:
Recognized on the sale of residential mortgage loans	183.0	234.7	222.7
Purchase of MSRs	109.9	181.6	844.1
Servicing transfers and adjustments (1) (2)	(454.3)	(25.3)	(10.8)
Net additions (sales)	(161.3)	236.6	1,056.0
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	6.4	454.0	149.5
Realization of cash flows	(238.1)	(275.5)	(250.2)
Fair value gains (losses) recognized in earnings	(231.7)	178.5	(100.7)

Ending balance	$2,272.2	$2,665.2	$2,250.1
(1)On December 31, 2023, we derecognized $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm servicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria was met (specifically, the parties may cancel or decline to renew the servicing agreements after a reasonable period). See Note 8 — Other Financing Liabilities, at Fair Value.
(2)During 2023 and 2022, upon the sale of GSE MSRs by MAV to third parties, we derecognized $32.5 million and $39.0 million, respectively, of those GSE MSRs that were previously sold to MAV in transactions and did not qualify for sale accounting treatment. See Note 8 — Other Financing Liabilities, at Fair Value for further information.

The following table summarizes the delinquency status of loans underlying our MSRs:

	December 31, 2023				December 31, 2022
Delinquent loans	GSE	GNMA	Non - Agency	Total	GSE	GNMA	Non - Agency	Total
Total MSR UPB (in billions)	$127.3	$18.6	$23.8	$169.7	$124.5	$13.1	$62.0	$199.6

30 days	1.2%	6.1%	9.4%	3.7%	0.9%	6.4%	8.5%	4.8%
60 days	0.2	2.0	3.6	1.2	0.2	2.2	3.3	1.8
90 days or more	0.5	3.7	8.2	2.6	0.5	4.6	8.6	4.5
Total 30-60-90 days or more	1.9%	11.8%	21.2%	7.5%	1.6%	13.2%	20.4%	11.1%
The geographic concentration of the UPB of residential loans and real estate underlying our MSRs at December 31, 2023 was as follows:

(Dollars in billions) (Count in thousands)	Amount	Count
California	$35.0	113.7
Texas	16.0	77.2
Florida	10.7	53.9
New York	7.6	30.1
New Jersey	8.3	32.6
Other	92.1	456.9
	$169.7	764.3
The following table summarizes the components of our servicing and subservicing fee revenue:

	Years Ended December 31,
Servicing Revenue	2023	2022	2021
Loan servicing and subservicing fees
Servicing	$347.7	$337.8	$339.2
Subservicing	71.6	72.9	21.1
MAV - Subservicing	7.9	5.2	1.5
MAV - Servicing / Transferred MSR (1)	67.4	67.6	14.2
Rithm and others - Servicing / Transferred MSR (1)	241.5	255.0	304.2
	736.0	738.5	680.3
Ancillary income
Late charges	38.3	41.0	40.9
Custodial accounts (float earnings)	110.7	26.2	4.7
Reverse subservicing ancillary fees	33.5	20.4	1.4
Loan collection fees	9.4	11.1	11.7
Recording fees	4.9	8.5	16.0
Boarding and deboarding fees	4.3	5.8	10.5
GSE forbearance fees	0.8	0.8	1.5
Other	9.4	10.3	14.8
	211.3	124.1	101.6
Total Servicing and subservicing fees	$947.3	$862.6	$781.9

Owned MSR and Subservicing	$615.7	$525.4	$462.9
Transferred MSR (1) (2)	331.6	337.2	319.0
(1)Includes servicing fees collected on behalf of respective parties related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.

(2)Includes $22.7 million, $14.7 million and $0.6 million of ancillary income in 2023, 2022 and 2021, respectively, associated with transferred MSRs that do not achieve sale accounting.
Float balances on which we earn interest, referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $1.56 billion, $1.54 billion and $2.07 billion at December 31, 2023, 2022 and 2021, respectively.

Note 8 — Other Financing Liabilities, at Fair Value
The following tables presents financing liabilities carried at fair value which include pledged MSR liabilities recorded in connection with MSR transfers, subservicing retained, that do not qualify for sale accounting, liabilities of consolidated mortgage-backed securitization trusts and MSR excess servicing spread (ESS) financing liability carried at fair value (see Note 14 — Borrowings for ESS financing liability carried at amortized cost).

			Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	2023	2022
MSR transfers not qualifying for sale accounting (1):
Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	$121.0	$601.2
Pledged MSR liability, at fair value - MAV	MSRs	(1)	409.2	329.8
Pledged MSR liability, at fair value - Others	MSRs	(1)	115.3	0.7
Total Pledged MSR liability, at fair value			645.5	931.7
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	October 2033	5.6	6.7
ESS financing liability, at fair value (3)	MSRs (3)	(3)	248.9	199.0
Total Other financing liabilities, at fair value			$900.0	$1,137.4
(1)MSRs transferred, subservicing retained, or sold in transactions which do not qualify for sale accounting treatment are accounted for as secured financings. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and the related financing liability (referred as Pledged MSR liability) on our consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as Pledged MSR liability expense in our consolidated statements of operations. Fair value gains and losses of the Pledged MSR liability are recognized in MSR valuation adjustments, net in the consolidated statements of operations - See Note 7 — Mortgage Servicing and Note 9 — MSR Valuation Adjustments, Net.
(2)Consists of securitization debt certificates due to third parties that represent beneficial interests in trusts that are consolidated.
(3)Consists of the obligation to remit to third parties a specified percentage of future servicing fee collections (servicing spread) on reference pools of MSRs, which we are entitled to as owner of the related MSRs. The servicing spread remittance is reported in Pledged MSR liability expense and fair value gains and losses of the ESS financing liability are reported in MSR valuation adjustment, net.
With the exception of the MSRs for which title has not transferred to Rithm ($9.9 billion UPB at December 31, 2023 - discussed below), the MSR and Pledged MSR liability associated with Rithm servicing agreements were derecognized on December 31, 2023 as MSR sale accounting criteria were met (specifically, the parties may cancel or decline to renew the servicing agreements after a reasonable period). The statements of operations will prospectively reflect subservicing fee revenue as opposed to the current gross presentation of servicing fee revenue and separate presentation of servicing fee remittances within Pledged MSR liability expense.

The following table presents the activity of the pledged MSR liability recorded in connection with the MSR transfer agreements with MAV, Rithm and others that do not qualify for sale accounting.

	Years Ended December 31,
Pledged MSR Liability	2023	2022	2021
Beginning balance	$931.7	$797.1	$567.0
MSR transfers
MSR transfers to MAV	81.1	85.6	250.0
MSR transfers to Rithm	—	0.6	—
MSR transfers to others	100.0	—	—
Total MSR transfers	181.0	86.3	250.0
Derecognition of financing liability
Derecognition of financing liability - Rithm (1)	(421.7)	(0.7)	(8.5)
Derecognition of financing liability - MAV (2)	(32.5)	(39.0)	—
Total derecognition of financing liability	(454.3)	(39.7)	(8.5)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	51.3	192.1	77.9
Realization of expected cash flows	(64.2)	(104.1)	(89.4)
Total fair value (gain) loss (3)	(12.9)	88.0	(11.4)
Ending balance (4)	$645.5	$931.7	$797.1
(1)During 2023, we derecognized a portion of the Rithm Pledged MSR liability with a UPB of $33.4 billion as MSR sale accounting criteria were met upon the renewal of the servicing agreements. Amounts in 2022 and 2021 represent the carrying value of MSRs and pledged MSR liability derecognized in connection with call rights exercised by Rithm upon collapse of the securitization.
(2)During 2023 and 2022, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to a third party with a UPB of $2.3 billion and $2.9 billion, respectively.
(3)The changes in fair value of the MAV Pledged MSR liability includes a $14.1 million loss in 2022 associated with an amendment to the MAV Subservicing Agreement, resulting in lower contractual ancillary income retained by PHH. See Note 12 — Investment in Equity Method Investee and Related Party Transactions.
(4)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by PHH (shared between PHH and MAV) and other contractual cash flows.
The following tables present the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV, Rithm and others that do not qualify for sale accounting and the ESS financing liabilities.

	Year Ended December 31, 2023
	Rithm and Others	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$241.5	$67.4	$308.9
Less: Subservicing fee retained by Ocwen	(68.4)	(9.2)	(77.6)
Ancillary fee/income and other settlement (incl. expense reimbursement)	14.3	(0.8)	13.5
Transferred MSR net servicing fee remittance	$187.4	$57.5	244.8
ESS servicing spread remittance			51.5
Pledged MSR liability expense			$296.3

	Year Ended December 31, 2022
	Rithm and Others	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$255.0	67.5	$322.5
Less: Subservicing fee retained by Ocwen	(74.0)	(8.8)	(82.8)
Ancillary fee/income and other settlement (incl. expense reimbursement)	5.7	0.4	6.1
Transferred MSR net servicing fee remittance	$186.7	$59.1	245.9
ESS servicing spread remittance			9.1
Pledged MSR liability expense			$255.0

	Year Ended December 31, 2021
	Rithm	MAV	Total
Servicing fees collected on behalf of Rithm and MAV	$304.2	14.2	$318.4
Less: Subservicing fee retained by Ocwen	(88.4)	(2.0)	(90.4)
Ancillary fee/income and other settlement (incl. expense reimbursement)	(11.1)	4.4	(6.7)
Transferred MSR net servicing fee remittance	$204.7	$16.6	221.3
ESS servicing spread remittance			—
Pledged MSR liability expense			$221.3
MAV Transactions
PHH entered into agreements to sell MSR portfolios to its related party MAV, on a bulk and flow basis, for which PHH has been retained as subservicer. While MSR legal title has transferred to MAV, the transactions do not qualify for sale accounting treatment primarily due to the termination restrictions of the subservicing agreement. See Note 12 — Investment in Equity Method Investee and Related Party Transactions.
Rithm Transactions
Starting in 2012, Ocwen and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, and in all cases have been retained by Rithm as subservicer. Due to the length of the non-cancellable term of the subservicing agreements, the MSR transactions did not qualify for sale accounting treatment. In addition, the legal title of certain MSRs was retained by Ocwen and the third-party consents required for title to the MSRs to transfer were not obtained, causing the transactions to be accounted for as secured financings.
On May 2, 2022, Ocwen entered into amendments to its servicing agreements with Rithm to extend their terms to December 31, 2023 and provide for subsequent, automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or Rithm provides three months’ advance notice of termination (by October 1), among other changes. Ocwen and Rithm did not provide notice of termination in 2023. Accordingly, all servicing agreements with Rithm are extended through December 31, 2024, with subsequent, automatic one-year renewals.
As of December 31, 2023, the UPB of the servicing agreements with Rithm is $45.0 billion, including $35.1 billion subservicing and $9.9 billion of Rights to MSRs (or RMSR) for which title has not transferred to Rithm and continues to be reported on Ocwen’s financial statements since MSR sale accounting criteria are not met.
As stated above, Rithm has the right to terminate the $9.9 billion RMSR Agreements for convenience, in whole but not in part, subject to three months’ advance notice of termination. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
Other MSR Capital Partner Transactions
In 2022 and 2023, PHH entered into agreements to sell MSR portfolios to different unrelated third parties, referred to as MSR capital partners, on a bulk and flow basis, for which PHH has been retained as subservicer. The transactions do not qualify for sale accounting treatment primarily due to the termination restrictions of the subservicing agreements.

Note 9 — MSR Valuation Adjustments, Net
The following table presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings:
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets, as detailed in Note 7 — Mortgage Servicing ($2.3 billion fair value asset at December 31, 2023). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($645.5 million fair value liability at December 31, 2023, see Note 8 — Other Financing Liabilities, at Fair Value);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($248.9 million fair value liability at December 31, 2023, see Note 8 — Other Financing Liabilities, at Fair Value); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure (see Note 17 — Derivative Financial Instruments and Hedging Activities):

	Years Ended December 31,
	2023	2022	2021
Total MSRs (1)	$(230.8)	$176.5	$(100.4)
Pledged MSR liabilities (2) (3) (4)	12.9	(88.0)	11.4
ESS financing liabilities (2)	18.9	8.0	—

Derivative fair value gain (loss) (MSR economic hedges)	(33.1)	(106.9)	(9.5)

MSR valuation adjustments, net	$(232.2)	$(10.4)	$(98.5)
(1)Includes $0.8 million, $(2.0) million and $0.3 million in 2023, 2022 and 2021, respectively, of fair value changes on the reverse MSR liability and other.
(2)Also refer to Note 8 — Other Financing Liabilities, at Fair Value for additional information related to the ESS financing liability and Pledged MSR liability, including a tabular presentation of activity of the Pledged MSR liability for the reported years.
(3)MSR transfers that do not achieve sale accounting.
(4)Includes $3.1 million expense recognized in 2022, representing the fair value of the MSRs in excess of the Pledged MSR liability derecognized upon the sale of the related MSRs by MAV to a third party.
MSR valuation adjustments, net exclude fair value changes of reverse mortgage loans net of HMBS related-borrowings which are included in our economic MSR interest rate risk hedge strategy (refer to Note 17 — Derivative Financial Instruments and Hedging Activities), and are separately presented as Gain on reverse loans held for investment and HMBS-related borrowings, net within our consolidated statement of operations (refer to Note 5 - Reverse Mortgages).

Year Ended December 31, 2021

Note 10 — Receivables

	December 31,
	2023	2022
Servicing-related receivables:
Government-insured loan claims - Forward	$43.6	$65.0
Government-insured loan claims - Reverse	64.5	73.8
Due from custodial accounts	13.8	16.3
Subservicing fees and reimbursable expenses	11.2	11.6
Receivable from sale of MSRs (holdback)	5.1	1.5
Subservicing fees and reimbursable expenses - Due from Rithm	3.1	3.0
Subservicing fees, reimbursable expenses and other - Due from MAV	3.4	1.0
Other	4.5	5.9
	149.2	178.1
Income taxes receivable (1)	27.1	34.4
Other receivables	3.6	2.6
	179.9	215.1
Allowance for losses	(25.1)	(34.3)
	$154.8	$180.8
(1)Includes $25.2 million and $32.5 million at December 31, 2023 and 2022, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement.

Allowance for Losses	Years Ended December 31,
	2023	2022	2021
Beginning balance	$34.3	$41.7	$39.0
Provision	17.2	13.3	14.6
Charge-offs and other, net	(26.5)	(20.7)	(11.9)
Ending balance	$25.1	$34.3	$41.7
At December 31, 2023 and 2022, the allowance for losses related to FHA-, VA- or USDA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $24.6 million and $33.8 million, respectively.
Note 11 — Premises and Equipment

	December 31,
	2023	2022
Computer hardware	$22.6	$25.6
Operating lease ROU assets	17.2	21.0
Computer software	15.0	15.7
Leasehold improvements	6.1	5.3
Furniture and fixtures, office equipment and other	2.5	3.3
	63.4	70.9
Less accumulated depreciation and amortization	(50.3)	(50.7)
	$13.1	$20.2
Note 12 — Investment in Equity Method Investee and Related Party Transactions
Investment in MAV Canopy. On December 21, 2020, Ocwen formed a strategic relationship with Oaktree Capital Management L.P. and certain affiliates (collectively Oaktree) to invest in MSRs exclusively subserviced by PHH. The parties initially agreed to invest their pro rata portions of up to an aggregate of $250.0 million in an intermediate holding company,

MAV Canopy, held 15% by Ocwen and 85% by Oaktree. MAV Canopy’s wholly owned subsidiary MAV is a licensed mortgage servicing company approved to purchase GSE MSRs. PHH and MAV entered into a number of definitive agreements which govern the terms of their business relationship, summarized below.
In 2022, Ocwen and Oaktree entered into an agreement modifying certain terms relating to the capitalization, management and operations of MAV Canopy. Ocwen and Oaktree agreed to increase the aggregate capital contributions to MAV Canopy by up to $250.0 million through May 2, 2024 (in addition to the then contributed capital), subject to extension. On November 1, 2023, Ocwen and Oaktree agreed to extend the commitment period through May 2, 2025, subject to an additional one-year extension by mutual agreement. Ocwen may elect to contribute its 15% pro rata share of the additional capital commitment. To the extent Ocwen does not contribute its pro rata share of the additional capital commitment, the ownership percentages held by Ocwen and Oaktree will be adjusted based on the parties’ current percentage interests, capital contributions and book value.
We account for our 15% investment in MAV Canopy under the equity method. Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Ocwen is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Ocwen is entitled to receive a specified portion of the distribution amount available (Promote Distribution), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on the Oaktree member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of December 31, 2023, Ocwen has not recognized any such Promote Distribution income.
Subservicing Agreement. PHH Mortgage entered into a Subservicing Agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. The Subservicing Agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. MAV is permitted to sell the underlying MSR, in whole or in part, without Ocwen’s consent after May 3, 2024. As of December 31, 2023, PHH subserviced a total $55.9 billion UPB on behalf of MAV under the Subservicing Agreement, of which $28.8 billion of MSRs were previously sold by PHH to MAV and do not qualify for sale accounting and thus remain reported on the consolidated balance sheet of PHH, with a fair value of $422.8 million MSR and $409.2 million Pledged MSR liability - see Note 8 — Other Financing Liabilities, at Fair Value. The fair value of the Pledged MSR liability is determined using the fair value mark provided by third-party valuation experts, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PHH during the expected life of the Subservicing Agreement.
Joint Marketing Agreement and Recapture Agreement. In conjunction with the subservicing agreement, PHH and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PHH is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. Under the agreements, the parties share the recapture benefits, whereby PHH realizes gains or losses on loans sold and MAV is delivered the recaptured MSR for no cash consideration. The joint marketing agreement and flow MSR sale agreement will continue until terminated by mutual agreement of the parties or for cause, as defined, or at the option of either party if the subservicing agreement is terminated. During 2023 and 2022, PHH transferred UPB of $30.9 million and $275.1 million, respectively, under this agreement (nil in 2021).
Right of First Offer. Until such time as the MAV Canopy capital contributions have been fully funded, Ocwen and its affiliates may not acquire, without Oaktree’s prior written approval, GSE MSRs that meet certain underwriting and other criteria (such criteria are referred to as the “buy-box”) unless Ocwen notifies MAV of the opportunity and MAV does not pursue it by submitting a competitive bid to the MSR seller. In addition, until the earlier of (i) the time that MAV has been fully funded and (ii) May 3, 2025 (subject to one annual extension by mutual agreement), if Ocwen seeks to sell any GSE MSRs that meet the buy-box, Ocwen must first offer such MSRs to MAV before initiating a sale process with a third party. If MAV does not accept Ocwen’s offer, Ocwen may sell the MSRs to a third party on terms no more favorable to the purchaser than those offered to MAV. The price at which Ocwen and its affiliates will offer MSRs to MAV will be based on the valuation of an independent third-party. This first offer provision does not apply to MSRs acquired by PHH prior to May 3, 2021. In addition, MAV must provide Ocwen with reciprocal first offer rights prior to selling certain GSE MSRs originated by PHH after October 1, 2022 that are acquired by MAV under its own first offer rights. As a result of the extension of the commitment period through May 2, 2025 as disclosed above, MAV’s right of first offer to purchase certain GSE MSRs sold by PHH and Ocwen’s reciprocal right of first offer to purchase certain GSE MSRs sold by MAV which were acquired under MAV’s own first offer rights will remain in effect until May 2, 2025 or, if earlier, the date that MAV has been fully funded.
Forward Bulk Servicing Rights Purchase and Sale Agreement. On September 9, 2021, PHH and MAV entered into an MSR purchase and sale agreement whereby PHH sells MAV on a monthly basis certain Fannie Mae MSRs at the price acquired by PHH, subject to certain adjustments. During 2023, 2022 and 2021, PHH transferred MSRs with an aggregate UPB of nil , $6.6 billion and $4.3 billion, respectively, to MAV under this agreement.

Bulk Mortgage Servicing Rights Purchase and Sale Agreements. During 2023, 2022 and 2021, PHH transferred to MAV certain MSRs in bulk transactions for an aggregate UPB of $6.8 billion, $0.6 billion and $20.7 billion, respectively.
While the MSR title has transferred to MAV, these MSR transfer transactions between PHH and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured financings. See Note 8 — Other Financing Liabilities, at Fair Value.
Administrative Services Agreement. Ocwen provides certain administrative services to MAV, including accounting, treasury, human resources, management information, MSR transaction management support, and certain licensing, regulatory and risk management support. Ocwen is entitled to a fee for such services, subject to an annual cap of $0.4 million.
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to the transactions under the agreements described above, Ocwen issued common stock, warrants and senior secured notes to Oaktree in 2021 as described in Note 14 — Borrowings, Note 16 — Stockholders’ Equity, and Note 19 — Interest Expense.
Note 13 — Other Assets

	December 31,
	2023	2022
Contingent loan repurchase asset	$343.0	$289.9
Prepaid expenses	24.2	19.8
Derivatives, at fair value	21.6	7.7
REO	18.3	9.8
Derivative margin deposit	12.8	1.5
Prepaid lender fees, net	10.1	7.7
Intangible assets, net (net of accumulated amortization of $10.1 million and $5.0 million)	6.2	14.7
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Deferred tax assets, net	3.1	2.6
Other	5.0	5.5
	$449.2	$364.2
Note 14 — Borrowings

Advance Match Funded Liabilities		Available Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Expected Repayment Date (1)	Un-committed	Committed	2023	2022
$500 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-Variable Funding (VF) 5 (2) (3)	August 2025	$50.0	$40.2	$409.8	$422.5
$200 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2) (4)	August 2025	—	110.9	89.1	90.0
$14.4 million EBO Advance facility (5)	May 2026	13.5	—	0.9	1.2
		$63.5	$151.1	$499.7	$513.7

Weighted average interest rate (6)				8.07%	7.09%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At December 31, 2023, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)In August 2023, the Expected Repayment Date was extended to August 13, 2025 and the borrowing capacity was increased from $450.0 million to $500.0 million.
(4)In August 2023, the Expected Repayment Date was changed to August 22, 2025 and the borrowing capacity was increased from $90.0 million to $200.0 million.
(5)At December 31, 2023, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.

(6)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At December 31, 2023 and 2022, the balance of unamortized prepaid lender fees was $5.5 million and $2.3 million, respectively, and are included in Other assets in our consolidated balance sheets.

Mortgage Loan Financing Facilities			Available Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	2023	2022
$175 million Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	October 2024	$125.0	$34.3	$15.7	$142.2
Master repurchase agreement (3)	LHFS and Loans held for investment (LHFI)	N/A	—	—	—	100.3
$350 million Mortgage warehouse agreement (4)	LHFS	N/A	350.0	—	—	—
$400 million Participation agreement (5)	LHFS	September 2024	316.1	—	83.9	64.3
$200 million Master repurchase agreement (6)	LHFS, LHFI and receivables	September 2024	—	135.8	64.2	26.1
Master repurchase agreement (7)	LHFS	June 2024	—	1.0	—	—
$40 million Loan and security agreement (8)	LHFI	April 2024	—	40.0	—	7.8
$204 million Master purchase and servicing agreement (9)	LHFS and LHFI	March 2024	132.9	—	71.1	44.2
$230 million Mortgage warehouse agreement (10)	LHFS and Receivables	(10)	217.8	—	12.2	21.9
Master repurchase agreement (11)	LHFS	(11)	—	—	151.7	—
$50 million Loan and security agreement (12)	LHFS and Receivables	March 2024	—	50.0	—	7.2
$500 million Master repurchase agreement (13)	LHFS and LHFI	April 2024	250.0	81.6	168.4	288.8
$200 million Master repurchase agreement (14)	LHFS, Receivables and REO	April 2024	200.0	—	—	—
OLIT Asset-Backed Notes (15)	Reverse LHFS, Receivables and REO	June 2036	—	—	164.4	—
$30 million Loan and security agreement (16)	LHFI	September 2024	—	30.0	—	—
Total Mortgage Loan Financing Facilities			$1,591.7	$372.7	$731.6	$702.7

Unamortized discount and debt issuance costs - OLIT Notes					$(21.0)	$—
Total Mortgage Loan Financing Facilities, net					$710.6	$702.7
Weighted average interest rate (17)					6.15%	5.74%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, $39.2 million of the available borrowing capacity could be used at December 31, 2023 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)In October 2023, the maturity date of the facility was extended to October 11,2024.
(3)On February 9, 2023, we voluntarily allowed the facility to mature.
(4)This agreement has no stated maturity date. In 2023, the uncommitted borrowing capacity was increased from $50.0 million to $350.0 million.
(5)In September 2023, the maturity date was extended to September 20, 2024 and the uncommitted borrowing capacity was reduced from $650.0 million to $400.0 million after November 30, 2023 upon mutual agreement.
(6)In September 2023, the maturity date was extended to September 20, 2024 and the committed borrowing capacity was increased from $173.0 million to $200.0 million.
(7)In June 2023, the maturity date was extended to June 22, 2024.
(8)In July 2023, the committed borrowing capacity was reduced from $50.0 million to $40.0 million. In January 2024, the maturity date was extended to April 9,2024.

(9)In May 2023, the maturity date was extended to March 31, 2024 and the interest rate margin was revised.
(10)The agreement has no stated maturity date, however each transaction has a maximum duration of four years.
(11)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 90-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. Each certificate is renewed monthly and the interest rate for this facility is 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) plus applicable margin. See Note 2 — Securitizations and Variable Interest Entities for additional information.
(12)This revolving facility agreement provides committed borrowing capacity secured by eligible HECM loans that are active buyouts, as defined in the agreement. In April 2023, the maturity date was extended to March 31, 2024.
(13)In June 2023, the total borrowing capacity was increased to $700.0 million until November 30,2023 after which the borrowing capacity was reduced to $500.0 million, of which $250.0 million is committed. In April 2023, the maturity date was extended to April 6, 2024.
(14)On April 3, 2023, we entered into a master repurchase agreement with a total uncommitted borrowing capacity of $200.0 million to finance the purchase of reverse mortgage loans held for sale, claim receivables from HUD and REOs at an interest rate of 1M Term SOFR plus applicable margin.
(15)In June 2023, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of $264.9 million, at a discount, with a stated interest rate of 3.0% and a mandatory call date of June 2026. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 — Securitizations and Variable Interest Entities.
(16)On September 22, 2023, we entered into a Loan and security agreement with a total committed borrowing capacity of $30.0 million to finance HECM tails at an interest rate of 1M Term SOFR plus applicable margin.
(17)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At December 31, 2023 and 2022, unamortized prepaid lender fees were $1.0 million and $0.5 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities, net			Available Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Un-committed	Committed (1)	2023	2022
$365 million GSE MSR financing facility (2)	MSRs	June 2024	$—	$122.1	$242.9	$309.8
$250 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	April 2024	37.5	—	212.5	157.9
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (4)	MSRs	February 2025	—	—	39.2	56.7
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (5)	MSRs	February 2028	—	—	28.1	33.4
$400 million GSE MSR financing facility - (6)	MSRs	December 2025	—	6.1	393.9	396.8
Total MSR financing facilities			$37.5	$128.2	$916.6	$954.6
Unamortized debt issuance costs - PLS Notes (7)					(0.4)	(0.8)
Total MSR financing facilities, net					$916.2	$953.8

Weighted average interest rate (8)					8.18%	7.31%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $0.7 million of the available borrowing capacity could be used at December 31, 2023 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)PHH’s obligations under this facility are secured by a lien on certain related MSRs. Ocwen guarantees the obligations of PHH under this facility. See Note 2 — Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In June 2023, the maturity date of this facility was extended to June 28, 2024, the committed borrowing capacity was reduced by $185.0 million to $265.0 million, and the interest rate margin was revised. In December 2023, the committed borrowing capacity was increased to $365.0 million.
(3)In connection with this facility, PHH entered into a repurchase agreement pursuant to which PHH has sold a participation certificate representing certain economic interests in the Ginnie Mae MSRs and servicing advances and has agreed to repurchase such participation certificate at a future date at the repurchase price set forth in the repurchase agreement. PHH’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Ocwen guarantees the obligations of PHH under the facility. We are subject to daily margining requirements under the terms of the facility. In April 2023, the maturity date of this facility was extended to April 26, 2024. On September 29,2023, we entered into a joint assignment and assumption agreement and the total borrowing capacity of the facility was increased from $200.0 million to $250.0 million and the committed borrowing capacity was voluntarily reduced from $100.0 million to zero.
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
(6)This facility is secured by a lien on certain of PHH’s Agency MSRs and is subject to daily margining requirements. Any outstanding borrowings on the revolving loan will convert into a term loan in November 2024.
(7)At December 31, 2023 and 2022, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $3.6 million and $4.9 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)The weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees.

Senior Notes			Outstanding Balance at December 31,
	Interest Rate (1)	Maturity	2023	2022
PMC Senior Secured Notes	7.875%	March 2026	$360.0	$375.0
OFC Senior Secured Notes (due to related parties)	12% paid in cash or 13.25% paid-in-kind	March 2027	285.0	285.0
Principal balance			645.0	660.0

Discount (2)			(0.9)	(1.3)
Unamortized debt issuance costs (2)			(3.0)	(4.3)
PMC Senior Secured Notes			(3.9)	(5.6)

Discount (2) (3)			(39.1)	(47.3)
Unamortized debt issuance costs (2)			(6.2)	(7.5)
OFC Senior Secured Notes			(45.3)	(54.8)

			$595.8	$599.6
(1)Excluding the effect of the amortization of debt issuance costs and discount.
(2)The discount and debt issuance costs are amortized to interest expense through the maturity of the respective notes.
(3)Includes original issue discount (OID) and additional discount related to the concurrent issuance of warrants and common stock. See below for additional information.
Issuance of 7.875% Senior Secured Notes due 2026
On March 4, 2021, PHH (formerly referred to as PMC) completed the issuance and sale of $400.0 million aggregate principal amount of 7.875% senior secured notes due March 15, 2026 (the PMC Senior Secured Notes) at a discount of $2.1 million. The PMC Senior Secured Notes are guaranteed on a senior secured basis by Ocwen and PHH Corporation and were sold in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). Interest on the PMC Senior Secured Notes accrues at a rate of 7.875% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021.
PHH may redeem some or all of the PMC Senior Secured Notes at its option at the following redemption prices, plus accrued and unpaid interest, if any, on the notes redeemed to, but excluding, the redemption date if redeemed during the 12-month period beginning on March 15th of the years indicated below:

Redemption Year	Redemption Price
2023	103.938%
2024	101.969
2025 and thereafter	100.000
The Indenture contains customary covenants for debt securities of this type that limit the ability of PHH Corporation and its restricted subsidiaries (including PHH) to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur liens, (iii) pay dividends on or make distributions in respect of PHH Corporation’s capital stock or make other restricted payments, (iv) make investments, (v) consolidate, merge, sell or otherwise dispose of certain assets, and (vi) enter into transactions with Ocwen’s affiliates.

In 2023 and 2022, we repurchased and extinguished a total of $15.0 million and $25.0 million, respectively, of the PMC Senior Secured Notes in the open market for a price of $13.5 million and $23.6 million, and recognized a gain of $1.3 million and $0.9 million on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
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
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. On January 25, 2024, S&P affirmed the issuer credit rating for Ocwen of “B-” and the “B” rating of the PMC Senior Secured Notes. On August 15, 2022, Moody’s affirmed PHH’s long-term corporate family ratings of Caa1 and revised their outlook to Positive from Stable. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
•Financial covenants, including, but not limited to, specified levels of net worth, liquidity and leverage;
•Covenants to operate in material compliance with applicable laws;
•Restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional forms of debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries or of PHH Corporation or PHH and their respective subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates;
•Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements; and
•Requirements to provide audited financial statements within specified timeframes, including requirements that Ocwen’s financial statements and the related audit report be unqualified as to going concern.

The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at December 31, 2023, excluding additional Agency minimum requirements, is a minimum of $275.0 million and $300.0 million tangible net worth for Ocwen and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at December 31, 2023, excluding additional Agency minimum requirements, is for a minimum of $75.0 million for both Ocwen and PHH consolidated liquidity. The minimum tangible net worth and liquidity requirements at PHH contained in some debt agreements are also subject to the minimum requirements set forth by the Agencies, refer to Note 24 — Regulatory Requirements.
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
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at December 31, 2023:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$201.6	$—	$—	$201.6
Restricted cash	53.5	53.5	6.3	—
Loans held for sale	677.3	618.4	605.0	58.8
Loans held for investment - securitized (2)	7,868.5	7,868.5	7,797.3	—
Loans held for investment - unsecuritized	101.5	63.1	56.1	38.3
MSRs (3)	1,604.6	1,616.2	1,119.5	0.9
Advances, net	678.8	574.5	545.6	104.2
Receivables, net	154.8	50.8	51.1	103.9
REO	18.3	12.5	13.0	5.7
Total (4)	$11,358.8	$10,857.7	$10,194.1	$513.5
(1)Certain assets are pledged as collateral to the PMC Senior Secured Notes and OFC Senior Secured (second lien) Notes.
(2)Reverse mortgage loans and real estate owned are pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of PHH’s default on its servicing obligations, or if the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to PHH in connection with certain claims relating to the performance and obligations of PHH as both issuer of HMBS and servicer of HECMs underlying HMBS.
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

The OFC Senior Secured Notes due 2027 have a second lien priority on specified security interests, as defined under the OFC Senior Secured Note Agreement and summarized in the table below, and have a priority lien on the following assets: investments by OFC in subsidiaries not guaranteeing the PMC Senior Secured Notes, including PHH Corporation and MAV; cash and investment accounts at OFC; and certain other assets, including receivables.

As of December 31, 2023
Specified net servicing advances	$177.9
Specified deferred servicing fee	4.1
Specified MSR value less borrowings	586.2
Specified unrestricted cash balances	124.2
Specified advance facility reserves	15.7
Specified loan value	116.1
Specified residual value	—
Total	$1,024.1
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

	Expected Maturity/Repayment Date (1)
	2024	2025	2026	2027	2028	Thereafter	Total Balance	Fair Value
Advance match funded liabilities	$—	$498.9	$0.9	$—	$—	$—	$499.7	$499.7
Mortgage loan financing facilities	567.2	—	164.4	—	—	—	731.6	717.6
MSR financing facilities	469.3	419.2	—	—	28.1	—	916.6	900.3
Senior notes	—	—	360.0	285.0	—	—	645.0	556.5
	$1,036.5	$918.1	$525.2	$285.0	$28.1	$—	$2,792.9	$2,674.1
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

Note 15 — Other Liabilities

	December 31,
	2023	2022
Contingent loan repurchase liability	$343.0	$289.9
Other accrued expenses	67.5	75.9
Checks held for escheat	52.0	48.1
Due to Rithm - Advance collections and servicing fees	50.3	64.4
Servicing-related obligations	48.4	40.1
Liability for indemnification obligations	35.5	43.8
Accrued interest payable	14.3	13.7
Liability for uncertain tax positions	12.2	10.9
Derivative related payables	10.7	6.0
Lease liability	10.2	16.6
Liability for unfunded pension obligation and India gratuity plan	9.2	9.3
Accrued legal fees and settlements	8.3	42.2
Income taxes payable	8.2	6.2
Derivatives, at fair value	7.0	15.7
Mortgage insurance premium payable	5.0	5.0
MSR purchase price holdback	3.8	13.9
Excess servicing fee spread payable	3.6	3.4
Other	3.2	3.4
	$692.3	$708.5
The following table presents the activity related to the Accrued legal fees and settlements:

Accrued Legal Fees and Settlements	Years Ended December 31,
	2023	2022	2021
Beginning balance	$42.2	$44.0	$38.9
Accrual for (reversal of) probable losses (1)	(30.0)	6.6	9.4
Payments (2)	(3.8)	(6.9)	(5.5)
Net increase (decrease) in accrued legal fees	(0.1)	(1.5)	1.2
Ending balance	$8.3	$42.2	$44.0
(1)Consists of amounts accrued for probable losses or reversed in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the consolidated statements of operations.
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

On May 3, 2021, concurrent with the issuance of the second tranche of OFC Senior Secured Notes described above, and in connection with the closing of the Transaction Agreement dated December 21, 2020 and disclosed in Note 12 — Investment in Equity Method Investee and Related Party Transactions, we issued to Oaktree 426,705 shares of our common stock, representing 4.9% of our then outstanding common stock, at a price per share of $23.15 for an aggregate purchase price of $9.9 million, and warrants to purchase 261,248 shares of our common stock (which amount was equal to 3% of Ocwen’s outstanding common stock as of the date of issuance of such warrants) at a price per share of $24.31 in consideration of the transaction. The warrants may be exercised at any time from the date of issuance through May 3, 2025, in cash or pursuant to a cashless exercise, as defined. On May 3, 2021, the $12.6 million allocated fair value of the common stock and $4.3 million allocated fair value of the warrants was reported as Common stock, at par value of the shares issued, and Additional Paid-in Capital in our consolidated balance sheet, net of allocated debt issuance costs of $0.5 million.
Pursuant to a registration rights agreement with Oaktree, we registered with the SEC for resale the issued shares of common stock and the shares of common stock issuable upon exercise of the warrants described above.
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
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss (AOCL), net of income taxes, were as follows:

	December 31,
	2023	2022
Unfunded pension plan obligation, net	$0.9	$2.1
Unrealized losses on cash flow hedges, net	0.4	0.5
Other	(0.2)	(0.1)
	$1.2	$2.5

Note 17 — Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the years ended December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Maturities	Notional	Fair Value	Maturities	Notional	Fair Value
Derivative Assets (Other assets)
Forward sales of Reverse loans	NA	$—	$—	January 2023	$20.0	$0.1
Forward loans IRLCs	January - May 2024	592.5	5.1	N/A	—	—
Reverse loans IRLCs	February 2024	22.1	0.6	January 2023	13.8	0.6
TBA forward MBS trades	January - March 2024	1,818.6	10.1	January - March 2023	804.0	6.6
Forward sales of Forward loans	January 2024	5.5	—	January 2023	100.0	0.4
Interest rate swap futures	March 2024	790.0	3.9	N/A	—	—
Interest rate option contracts	January 2024	750.0	1.9	N/A	—	—
Total		$3,978.7	$21.6		$937.8	$7.7

Derivative Liabilities (Other liabilities)
Forward loans IRLCs	NA	$—	$—	January - April 2023	$540.1	$(1.3)
Forward sales of Reverse loans	January 2024	50.0	(0.1)	January 2023	20.0	(0.1)
TBA forward MBS trades	January - March 2024	854.9	(6.8)	January - February 2023	85.0	(0.7)
Interest rate swap futures	NA	—	—	January 2023	670.0	(13.6)
Other	N/A	15.3	(0.1)	N/A	56.4	(0.1)
Total		$920.2	$(7.0)		$1,371.4	$(15.7)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statements of operations.

	Years Ended December 31,
Gain (Loss)	2023	2022	2021	Financial Statement Line
Derivative Instruments
Forward loans IRLCs	$6.4	$(17.4)	$(6.2)	Gain on loans held for sale, net
Reverse loans IRLCs	(0.1)	(1.4)	1.5	Gain on reverse loans held for investment and HMBS-related borrowings, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	19.1	101.3	1.5	Gain on loans held for sale, net (Economic hedge)
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	(0.4)	0.4	—	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging reverse pipeline trades)	—	(0.3)	—	Gain on reverse loans held for investment and HMBS-related borrowings, net
Interest rate swap futures, TBA trades and interest rate option contracts	(33.1)	(106.9)	(9.5)	MSR valuation adjustments, net
Forward sales of Reverse loans	(0.2)	(0.3)	0.4	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	0.2	1.0	(1.1)	Other, net
Total	$(8.2)	$(23.5)	$(13.3)

Interest Rate Risk
MSR Hedging
MSRs are carried at fair value with changes in fair value being recorded in earnings in the period in which the changes occur. The fair value of MSRs is subject to changes in market interest rates among other inputs and assumptions.
The objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market, liquidity, cost and other conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with MAV, Rithm and others, also referred to as Pledged MSR liabilities (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings,
•other interest-rate sensitive exposures, including our ESS financing liabilities, as deemed appropriate by the Market Risk Committee.
The hedge coverage ratio, defined as the ratio of hedge and asset rate sensitivity (referred to as DV01) is subject to lower and upper target thresholds under our policy. We regularly evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, liquidity impacts under shock scenarios and other factors. As the market dictates, management may choose to maintain the hedge coverage ratio at different thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns.
Prior to September 2022, the hedge coverage ratio was required to remain within a minimum of 40% and maximum of 60%. Effective September 2022, a minimum 25% and 30% hedge coverage ratios were required for interest rate declines less than, and more than 50 basis points, respectively. During the second quarter of 2023, management raised its minimum hedge coverage ratio to 60%. Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%.
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
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time to time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 23 — Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Pipeline Hedging - Interest Rate Lock Commitments and Loans Held for Sale, at Fair Value
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus to preserve the initial gain on sale margin at lock date. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations.
Note 18 — Interest Income

	Years Ended December 31,
	2023	2022	2021
Loans held for sale	$71.3	$43.9	$25.9
Interest earning cash deposits and other	6.7	1.7	0.5
	$78.0	$45.6	$26.4
Note 19 — Interest Expense

	Years Ended December 31,
	2023	2022	2021
OFC Senior Secured Notes (1)	$43.8	$42.1	$31.7
PHH senior notes	30.8	31.8	31.9
Mortgage loan financing facilities	77.8	37.8	30.6
MSR financing facilities	70.6	47.0	26.0
Advance match funded liabilities	41.4	19.8	14.2
SSTL	—	—	3.0
Escrow	9.3	7.5	6.5
	$273.6	$186.0	$144.0
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $9.6 million, $7.9 million and $5.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 20 — Income Taxes
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2023	2022	2021
Domestic	$(68.3)	$14.0	$(13.9)
Foreign	10.2	10.9	9.5
	$(58.1)	$24.9	$(4.4)

The components of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$2.1	$0.2	$(20.1)
State	0.3	(0.8)	(1.3)
Foreign	3.6	(0.2)	1.6
	6.0	(0.8)	(19.8)
Deferred:
Federal	(14.6)	4.7	(2.3)
State	(2.6)	(0.7)	—
Foreign	(0.5)	0.6	0.2
Provision for (reversal of) valuation allowance on deferred tax assets	17.3	(3.9)	2.3
	(0.4)	0.7	0.2
Other	—	(0.7)	(2.8)
Total	$5.6	$(0.8)	$(22.4)
The following table presents a reconciliation of the Income tax provision at the U.S. federal statutory tax rate to our Income tax provision at our actual effective income tax rate:

	Years Ended December 31,
	2023		2022		2021
	$	%	$	%	$	%
Expected income tax expense (benefit) at statutory rate	$(12.2)	21%	$5.2	21%	$(0.9)	21%
Differences between expected and actual income tax expense:
CARES Act (1)	—	—	(0.1)	—	(12.6)	289
Provision for (reversal of) valuation allowance on deferred tax assets	17.3	(30)	(3.9)	(16)	2.3	(54)
Provision for (reversal of) liability for uncertain tax positions	1.1	(2)	(3.4)	(14)	(8.7)	199
Interest on refund claims due from tax authorities	—	—	(0.7)	(3)	(2.8)	64
Other provision to return differences	(0.1)	—	(0.2)	(1)	(1.0)	22
Foreign tax differential including effectively connected income and foreign withholding taxes (2)	1.2	(2)	2.3	9	1.4	(31)
State tax, after Federal tax benefit	(1.8)	3	(0.3)	(1)	0.2	(5)
Benefit of state NOL carryback claims and amended return filings	—	—	(1.2)	(5)	(1.8)	41
Executive compensation disallowance	1.6	(3)	1.6	6	1.4	(32)
Excess tax benefits from share-based compensation	(1.9)	3	(0.4)	(2)	(0.5)	12
Other permanent differences	—	—	0.1	—	0.2	(3)
Foreign tax credit (generation) utilization	0.1	—	0.1	—	—	—
U.S. Tax Reform - Global Intangible Low-Taxed Income (GILTI) inclusion	—	—	0.1	—	0.2	(4)
Other	0.3	—	—	—	0.2	(5)
Actual income tax expense (benefit)	$5.6	(10)%	$(0.8)	(3)%	$(22.4)	514%
(1) We recognized $12.6 million of income tax benefit in 2021 relating to CARES Act claims that represents the release of valuation allowances against certain NOL deferred tax assets that became more likely than not to be realizable as a result of certain provisions of the CARES Act as well as a permanent income tax benefit related to the carryback of NOLs created in a tax year that was subject to U.S. federal tax at 21% to a tax year subject to tax at 35%. During the years ended December 31, 2023, 2022 and 2021, we collected nil, $11.3 million and $24.6 million, respectively, of these tax refunds associated with the NOLs generated in 2018, 2019 and 2020 carried back to prior tax years in application of the CARES Act.
(2) Ocwen is a global company with operations in the U.S., USVI, India and the Philippines, among other jurisdictions. In the effective tax rate reconciliation above, we first calculate income tax expense attributable to worldwide continuing operations at the U.S. statutory tax rate. The foreign tax rate differential therefore represents the difference in tax expense between jurisdictional income taxed at the U.S. statutory rate and each respective jurisdictional statutory rate.
Net deferred tax assets were comprised of the following:

	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards - federal and foreign	$106.8	$107.9
Net operating loss carryforwards and credits - state and local	82.0	90.3
Interest expense disallowance	123.0	72.6
Reserve for servicing exposure	5.8	5.7
Accrued legal settlements	4.8	10.0
Partnership losses	—	5.4
Stock-based compensation expense	11.4	10.4
Accrued incentive compensation	4.5	3.7
Accrued other liabilities	4.4	5.4
Lease liabilities	0.9	1.0
Intangible asset amortization	7.2	6.3
Foreign deferred assets	3.4	3.2
Tax residuals and deferred income on tax residuals	1.4	1.5
Bad debt and allowance for loan losses	11.0	8.2
Other	1.7	4.1
	368.3	$335.7
Deferred tax liabilities
Mortgage servicing rights amortization	175.0	153.1
Partnership losses	3.9	—
Other	1.2	1.5
	180.1	154.6
	188.2	181.1
Valuation allowance	(185.1)	(178.5)
Deferred tax assets, net	$3.1	$2.6
As of December 31, 2023, we had a deferred tax asset, net of deferred tax liability, of $188.2 million including $183.9 million in the U.S. As of December 31, 2022, we had a deferred tax asset, net of deferred tax liability, of $181.1 million including $177.5 million in the U.S.
Valuation Allowances
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we gave more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. The U.S. jurisdiction is in a three-year cumulative loss position as of December 31, 2023. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of temporary differences, taxable income in prior carryback years, tax character and the impact of tax planning strategies that may be implemented, if warranted.
As a result of these evaluations, we recorded a full valuation allowance of $183.9 million and $177.5 million on our U.S. net deferred tax assets at December 31, 2023 and 2022, respectively. These U.S. jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our net deferred tax assets in the U.S. until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Net Operating Loss Carryforwards
At December 31, 2023, we had U.S. federal NOL carryforwards of $504.8 million, and state NOL and tax credit carryforwards valued at $82.0 million.

These U.S. federal and state NOL carryforwards will expire beginning 2024 through 2043 with U.S. federal NOLs generated after 2017 never expiring. We believe that it is more likely than not that the benefit from certain U.S. federal and state NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $106.0 million and $82.0 million on the deferred tax assets relating to the U.S. federal and state NOL carryforwards, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2023 will be accounted for as a reduction of income tax expense. Additionally, $334.5 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we recognized the tax-effect of this attribute as a $12.9 million income taxes receivable, of which we received $7.1 million in 2023 from the USVI. We also have disallowed interest carryforwards under Section 163(j) of $498.7 million and U.S. capital loss carryforwards of $0.1 million at December 31, 2023, against which a valuation allowance has been recorded.
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
Ocwen and PHH Corporation have both experienced historical ownership changes that have caused the use of certain tax attributes to be limited and have resulted in the write-off of certain of these attributes based on our inability to use them in the carryforward periods defined under the tax laws. Ocwen continues to monitor the ownership in its stock to evaluate whether any additional ownership changes have occurred that would further limit its ability to utilize certain tax attributes. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
Uncertain Tax Positions
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2018 through the present, our USVI corporate tax return for the years ended December 31, 2020 through the present, and our India corporate tax returns for the years ended March 31, 2012 through the present. During 2021, we concluded our audit in the USVI jurisdiction for tax years 2013 - 2016 related to the carryback of losses generated in 2015 and 2016 to tax years 2013 and 2014, respectively, without any adjustment, and in December 2022, we executed a closing agreement with the BIR that calls for payment of the income tax refunds, plus accrued interest, over a two-year period ending December 31, 2024.
The following table presents the activity related to unrecognized tax benefits for uncertain tax positions:

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$8.7	$11.5	$20.6
Additions for tax positions of current year	—	—	—
Additions for tax positions of prior years	—	—	0.2
Reductions for tax positions of prior years	—	—	(6.4)
Reductions for settlements	—	(2.1)	(0.6)
Lapses in statute of limitations	—	(0.7)	(2.4)
Ending balance (1)	$8.7	$8.7	$11.5
(1)At December 31, 2023 and 2022, the balance is included in the Liability for uncertain tax positions in Other liabilities.
We recognized total interest and penalties of $1.2 million, $(1.0) million and $0.1 million as income tax expense or benefit in 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, accruals for interest and penalties were $3.4 million and $2.2 million, respectively, and are included in the Liability for uncertain tax positions in Other liabilities. As of December 31, 2023 and 2022, we had unrecognized tax benefits for uncertain tax positions, excluding accrued interest and penalties, of $8.7 million and $8.7 million, respectively, all of which if recognized would affect the effective tax rate.
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

Undistributed Foreign Earnings and Non-U.S. Jurisdictions
As of December 31, 2023, we have recognized a deferred tax liability of $0.4 million for foreign subsidiary undistributed earnings. We do not consider our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S.
Global Tax Reform
The Organization for Economic Co-operation and Development’s (OECD) Inclusive Framework on Base Erosion Profit Shifting (BEPS) has introduced rules to establish a global minimum corporate tax rate of 15% for multinational enterprises with a turnover of more than €750 million, commonly referred to as the Pillar Two rules. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. Based upon the current OECD rules and administrative guidance, we do not expect adoption of Pillar Two rules to have a significant impact on our consolidated financial statements in 2024. We will continue to monitor the potential impact of the Pillar Two proposals and developments on our consolidated financial statements.
Note 21 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Ocwen common stockholders by the weighted average number of common shares outstanding during the year. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Ocwen by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For 2023, we have excluded the effect of all stock options, common stock awards, and warrants from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Years Ended December 31,
	2023	2022	2021
Basic earnings (loss) per share
Net income (loss)	$(63.7)	$25.7	$18.1

Weighted average shares of common stock outstanding	7,635,584	8,647,399	9,021,975

Basic earnings (loss) per share	$(8.34)	$2.97	$2.00

Diluted earnings (loss) per share
Net income (loss)	$(63.7)	$25.7	$18.1

Weighted average shares of common stock	7,635,584	8,647,399	9,021,975

Effect of dilutive elements
Contingent issuance of common stock	—	—	38,685
Common stock warrants	—	158,542	152,208
Stock option awards	—	18	60
Common stock awards	—	191,347	169,539
Dilutive weighted average shares of common stock	7,635,584	8,997,306	9,382,467

Diluted earnings (loss) per share	$(8.34)	$2.85	$1.93

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	66,710	222,602	143,593
Market-based (2)	58,397	62,867	87,509
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
Contributions of participating employees to the plans are matched on the basis specified by these plans. For the 401(k) plans, we match 50% of the first 6% of each eligible participant’s contribution to the 401(k) plans with maximum aggregate matching of $9,900 for 2023. For the Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary. Employers are not required to make contributions beyond this minimum.
Our contributions to these plans were $4.3 million, $5.0 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Defined Benefit Pension Plans
As of December 31, 2023, Ocwen sponsors a non-contributory defined benefit pension plan for which benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the Plan. The Plan is frozen and only accrues additional benefits for a limited number of employees while no additional employees are eligible for participation in the plan.
The following table shows the total change in the benefit obligation, plan assets and funded status for the pension plan(s):

	December 31,
	2023	2022
Projected benefit obligation	$42.2	$40.9
Fair value of plan assets	39.6	37.5
Unfunded status recognized in Other liabilities	$(2.6)	$(3.4)

Amounts recognized in Accumulated other comprehensive loss	$1.0	$2.2
The rate used to discount the projected benefit obligation of the PHH Corporation Plan decreased from 5.25% in 2022 to 4.75% in 2023, resulting in an increase of $1.9 million in the PHH Corporation Plan’s benefit obligation. The net periodic benefit cost related to the defined benefit pension plans, included in Other expenses, was $0.4 million, $(0.9) million and $(0.9) million for 2023, 2022 and 2021 respectively.
As of December 31, 2023, future expected benefit payments to be made from the assets of the PHH Corporation Plan is $3.5 million, for each of the years ending December 31, 2024 and 2025, $3.0 million for the year ending December 31, 2026, and $3.1 million for each of the years ending December 31, 2027 and 2028. The expected benefit payments to be made for the subsequent five years ending December 31, 2028 through 2032 are $15.4 million.
Ocwen contributes to the defined benefit pension plans amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws as well as additional amounts at their discretion. Our contributions to the defined benefit pension plans were $0, $0.1 million and $1.0 million for 2023, 2022 and 2021, respectively.
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

The following table shows the total change in the benefit obligation, plan assets and funded status for the Gratuity Plan:

	December 31,
	2023	2022
Benefit obligation	$6.7	$5.9
Fair value of plan assets	—	—
Unfunded status recognized in Other liabilities	$(6.7)	$(5.9)
During the years ended December 31, 2023, 2022 and 2021, benefits of $0.5 million, $0.7 million, and $0.8 million were paid by OFSPL. As of December 31, 2023, future expected benefit payments to be made from the assets of the Gratuity Plan, which reflect expected future service, is $0.9 million, $0.8 million, $0.8 million, $0.8 million and $0.7 million for the years ending December 31, 2024, 2025, 2026, 2027 and 2028, respectively. The expected benefit payments to be made for the subsequent five years ending December 31, 2028 through 2032 are $2.9 million.
Annual Incentive Plan
The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan and the 2021 Equity Incentive Plan (the 2021 Equity Plan) are our primary incentive compensation plans for executives, management and other eligible employees. Previously issued equity awards remain outstanding under the 2017 Performance Incentive Plan (the 2017 Equity Plan) and the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation and Human Capital Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $18.7 million, $13.1 million and $23.6 million of compensation expense during 2023, 2022 and 2021, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan, the 2017 Equity Plan and the 2021 Equity Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards, including cash-settled awards, to employees. Effective with the approval of the 2021 Equity Plan by Ocwen shareholders on May 25, 2021, no new awards have been, or will be, granted under the 2017 Equity Plan. The number of remaining shares available for award grants under the 2017 Equity Plan became available for award grants under the 2021 Equity Plan effective upon shareholder approval. At December 31, 2023, there were 334,763 shares of common stock remaining available for future issuance under these plans.
Equity Awards
Outstanding equity awards granted under the 2007 Equity Plan, the 2017 Equity Plan and 2021 Equity Plan had the following characteristics in common:

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

Total Award	100%

Type of Award	Percent of Total Equity Award	Vesting Period
2015 - 2023 Awards:
Options:
Service Condition - Time-based	1%	Ratably over four years (25% vesting on each of the first four anniversaries of the grant date.)
Service Condition - Time-based	3.2	Ratably over three years (one-third vesting on each of the first three anniversaries of the grant date).
Stock Units:
Service Condition - Time-based	30	Ratably over three years with one-third vesting on each of the first three anniversaries of the grant date.
Service Condition - Time-based	5	Ratably over four years with 25% vesting on each of the first four anniversaries of the grant date.
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	50
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

Time-based vesting schedule and Market performance-based vesting date	10	Cliff-vest 100% after one year. Vesting of units credited based on TSR for any performance period is subject to continued service through the first anniversary of the grant.
Total Award	100%
The contractual term of all options granted is ten years from the grant date, except where employment terminates by reason of death, disability or retirement, in which case, the agreement may provide for an earlier termination of the options. The terms of the market-based options do not include a retirement provision. Stock units have a one year, three-year or four-year term. All our market-based stock units provide that if the market conditions are not met by the end of the applicable performance measurement period of the award, those units terminate on that date.

	Years Ended December 31,
Stock Options	2023		2022		2021
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	39,157	$141.27	114,658	$281.89	124,866	$274.30
Forfeited / Expired (1)	—	—	(75,501)	354.83	(10,208)	189.00
Outstanding at end of year (2)(3)	39,157	$141.27	39,157	$141.27	114,658	$281.89

Exercisable at end of year (2)(3)(4)	34,657	$94.46	34,657	$94.46	108,754	$273.97

(1)Includes 74,834 and 10,208 options which expired unexercised in 2022 and 2021, respectively, because their exercise price was greater than the market price of Ocwen’s stock.
(2)At December 31, 2023, 4,500 options with a market condition for vesting based on an average common stock trading price of $501.75, had not met their performance criteria. Outstanding and exercisable stock options at December 31, 2023 have a net aggregate intrinsic value of zero . A total of 4,500 market-based options were outstanding at December 31, 2023, of which none were exercisable.
(3)At December 31, 2023, the weighted average remaining contractual term of options outstanding and options exercisable was 2.56 years and 2.84 years, respectively.
(4)The total fair value of stock options that vested and became exercisable during 2023, 2022 and 2021, based on grant-date fair value, was $0.0 million, $0.0 million and $0.3 million, respectively.
In 2019, Ocwen established an annual Long-Term Incentive (LTI) program in connection with changes made by the Committee to the compensation structure of Ocwen’s executives and management. The LTI program is designed to promote actions and decisions aligned with our strategic objectives and reward our executives and other program participants for long-term value creation for our shareholders in a manner that is consistent with our pay-for-performance philosophy. The program includes both a time-vesting component for retention purposes and a performance component to align with pay-for-performance objectives, using TSR as the performance metric. For annual awards granted during 2020 through 2023, market-based performance is measured based on TSR relative to performance peer groups. The LTI awards are granted under the 2021 Equity Incentive Plan and 2017 Equity Plan.
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
Of the annual awards granted under the LTI program in 2023, 2022 and 2021, 50% were performance-based with a market condition and the remaining were time-based. The time-based awards vest equally on the first, second and third anniversaries of the award grant date if the continued employment condition is met. The recurring annual performance-based awards cliff-vest 100% after three years subject to meeting the market-based performance conditions and continuing employment. Because the cash-settled awards must be settled in cash, they are classified as liabilities (Other liabilities) in the consolidated balance sheets and remeasured at fair value at each reporting date with adjustments recorded as Compensation expense in the consolidated statements of operations.
In addition to the annual awards granted under the LTI program in 2023, 89,664 performance-based awards with a market condition were granted under the 2021 Equity Plan in July 2023. These awards cliff-vest 100% after one year subject to meeting the market-based performance conditions and continuing employment.

Stock Units - Equity-Classified Awards	Years Ended December 31,
	2023		2022		2021
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	603,889	$27.19	416,226	$25.97	261,647	$21.74
Granted (1) (2)	421,074	31.40	373,614	28.43	236,593	33.50
Vested (3)(4)	(251,810)	17.17	(109,077)	23.11	(71,855)	33.43
Forfeited/Cancelled (5)	(16,215)	36.22	(76,874)	32.42	(10,159)	39.74
Unvested at end of year (6)(7)	756,938	$32.67	603,889	$27.19	416,226	$25.97
(1)Stock units granted in 2023, 2022 and 2021 include 168,950, 147,058 and 115,173 units, respectively, granted to Ocwen’s CEO. Stock units granted in 2023, 2022 and 2021 include 57,515, 13,091 and 4,623 units, respectively, added as a result of a performance factor. Stock units granted in 2022 includes 436 units reclassified from liability-classified awards.
(2)Includes 89,664 one-time market performance based awards granted in 2023 to certain employees in connection with their employment. Also, includes 57,187 one-time equity-classified awards granted in 2022, of which 51,546 vest ratably over four years (25% vesting on each of the first four anniversaries of the grant date) and 5,641 awards vest ratably over four years (one-third vesting on each of the first three anniversaries of the grant date). Stock units granted in 2021 includes 117,233 hybrid awards granted to certain Ocwen executives.
(3)The total intrinsic value of stock units vested, which is defined as the weighted market value of the stock on the date of vesting, was $6.5 million, $2.2 million and $2.1 million for 2023, 2022 and 2021, respectively.
(4)The total fair value of the stock units that vested during 2023, 2022 and 2021, based on grant-date fair value, was $4.3 million, $2.5 million and $2.4 million, respectively.
(5)Stock units forfeited/cancelled in 2023 and 2022 includes 11,319 and 42,885 units, respectively, forfeited due to market-based performance under the LTI program.
(6)Excluding the 478,263 market-based stock awards that have not met their market-based performance criteria (and time-vesting requirements, where applicable), the net aggregate intrinsic value of stock awards outstanding at December 31, 2023 was $8.6 million. At December 31, 2023, the market-based performance for 396,507 stock units is measured based on TSR relative to Ocwen’s compensation peer group TSR over the four performance periods.
(7)At December 31, 2023, the weighted average remaining contractual term of share units outstanding was 1.7 years.

	Years Ended December 31,
Stock Units - Liability-Classified Awards	2023	2022	2021
Unvested units at beginning of year	620,559	758,626	728,373
Granted	198,624	246,018	233,056
Vested	(410,752)	(191,728)	(105,974)
Forfeited/Cancelled (1)	(61,093)	(204,158)	(111,507)
Other (2)	119,083	11,801	14,678
Unvested units at end of year	466,421	620,559	758,626

(1)Units forfeited/cancelled in 2023, 2022 and 2021 include 6,005, 105,552 and 35,000 units, respectively, forfeited due to market-based performance under the LTI program.
(2)Includes 118,834, 12,204 and 14,681, units added during 2023, 2022 and 2021, respectively, as a result of market-based performance.
The number of performance-based awards that will vest under the annual LTI program awards for 2023, 2022 and 2021 is determined by Ocwen’s TSR relative to a performance peer group (15-18 companies selected by the Committee, unique group for each grant year) during each performance period. Median (50th percentile) TSR performance will earn the target number of performance-based awards. The awards use four distinct weighted performance periods to measure overall market-based performance – for example for 2023, the period would be three annual periods ending April 3, 2024, 2025, 2026 and one three-year period ending April 3, 2026. Note that the awards do not vest at the end of each performance period. Vesting of units credited based on the TSR for any performance period is subject to continued service through the third anniversary of the grant date. There is no interim or ratable vesting.
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
The performance-based awards granted in July 2023 will vest on the first anniversary of the grant date based on Ocwen’s TSR compared to the same performance peer group selected for the annual awards, as outlined above for the annual awards. For these awards, the number of units earned depends on the level of market-based performance achieved (Threshold = 50%; Target = 100%; Maximum = 150%, with results between levels interpolated). For performance below the Threshold level, 50% of the target units will be earned.
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
The following assumptions were used to value awards:

Monte Carlo	2023	2022	2021
Risk-free interest rate	3.73% - 5.37%	1.31% - 4.66%	0.01% - 0.77%
Expected stock price volatility (1)	55.5% - 75.4%	93.8% - 94.7%	95% - 96.4%
Expected dividend yield	—%	—%	—%
Expected life (in years)	(2)	(2)	(2)
Fair value	$36.91 - $37.07	$26.53 - $50.99	36.09 - $62.03
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

The following table summarizes Ocwen's stock-based compensation expense included as a component of Compensation and benefits expense in the consolidated statements of operations:

	Years Ended December 31,
	2023	2022	2021
Compensation expense - Equity-classified awards
Stock option awards	$—	$(0.1)	$0.3
Stock awards	9.7	4.7	4.5
	$9.7	$4.6	$4.7

Compensation expense - Liability-classified awards	$2.7	$2.2	$15.1

Excess tax benefit related to share-based awards	$1.9	$0.4	$0.5
As of December 31, 2023, no unrecognized compensation costs remained related to non-vested stock options. Unrecognized compensation costs related to non-vested stock units as of December 31, 2023 amounted to $12.3 million, which will be recognized over a weighted-average remaining life of 1.7 years. Unrecognized compensation costs related to unvested liability awards as of December 31, 2023 amounted to $6.8 million, which will be recognized over a weighted-average remaining life of 1.0 years.
Note 23 — Business Segment Reporting
Our business segments reflect the internal reporting that our Chief Executive Officer uses to evaluate our operating and financial performance and to assess the allocation of our resources. A brief description of our current reportable business segments is as follows:
Servicing. This segment is primarily comprised of our residential mortgage servicing and subservicing business and accounted for 93% of our total revenues in 2023. We provide residential and commercial forward mortgage loan servicing, reverse mortgage servicing, special servicing and asset management services. We earn fees for providing these services to owners of the mortgage loans and foreclosed real estate. We provide these services either because we purchased the MSRs from the owner of the mortgage, retained the MSRs on the sale or securitization of residential mortgage loans or because we entered into a subservicing or special servicing agreement with the entity that owns the MSR. Our residential servicing portfolio includes both forward and reverse conventional, government-insured and non-Agency mortgage loans, including the reverse mortgage loans classified as loans held for investment on our balance sheet. Non-Agency loans include subprime loans, which represent residential loans that generally did not qualify under GSE guidelines or have subsequently become delinquent. The Servicing segment also includes the earnings of our equity-method investment in MAV Canopy and, effective in the fourth quarter of 2023, CR Limited (CRL), our wholly-owned captive reinsurance subsidiary previously included in the Corporate Items and Other segment. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us. Segment results for 2022 and 2021 have been recast to conform to the current segment presentation.
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
Corporate Items and Other. Corporate Items and Other includes revenues and expenses of corporate support services, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on extinguishment of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services to each business segment using various methodologies intended to approximate the utilization of such services, primarily based on time studies, personnel volumes and service consumption levels. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate Items and Other segment along with certain other costs including certain litigation and settlement related expenses or recoveries, and other costs related to operating as a public company. Interest expense on direct asset-backed financings is recorded in the respective Servicing and Originations segments. We allocate interest expense on corporate debt from Corporate Items and Other to the business segments based on relative financing requirements, with the exception of the OFC Senior

Secured Notes.
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
Financial information for our segments is as follows:

Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2023
Servicing and subservicing fees	$945.2	$2.1	$—	$—	$947.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	23.5	23.2	—	—	46.7
Gain (loss) on loans held for sale, net (1)	10.3	30.3	—	—	40.6
Other revenue, net	15.5	16.4	—	—	32.0
Revenue	994.6	72.1	—	—	1,066.7

MSR valuation adjustments, net (1)	(243.9)	11.7	—	—	(232.2)

Operating expenses
Compensation and benefits	107.2	43.0	79.0	—	229.2
Servicing and origination	53.5	2.7	1.1	—	57.3
Technology and communications	24.6	7.0	20.9	—	52.5
Professional services (2)	35.1	1.9	(14.7)	—	22.3
Occupancy, equipment and mailing	28.1	2.2	1.6	—	31.8
Corporate overhead allocations	45.5	18.7	(64.2)	—	—
Other expenses	7.8	5.3	5.9	—	19.0
Operating expenses	301.7	80.8	29.6	—	412.1

Other income (expense)
Interest income	21.7	51.8	4.5	—	78.0
Interest expense	(173.3)	(56.6)	(43.7)	—	(273.6)
Pledged MSR liability expense	(296.4)	—	0.1	—	(296.3)
Gain on extinguishment of debt	—	—	1.3	—	1.3
Equity in earnings of unconsolidated entity	7.3	—	—	—	7.3
Other, net	1.7	(0.2)	1.3	—	2.8
Other income (expense), net	(439.0)	(5.0)	(36.4)	—	(480.5)

Income (loss) before income taxes	$9.9	$(2.0)	$(66.1)	$—	$(58.1)

Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2022
Servicing and subservicing fees	$860.5	$2.1	$—	$—	$862.6
Gain on reverse loans held for investment and HMBS-related borrowings, net	(25.1)	61.2	—	—	36.1
Gain on loans held for sale, net (1)	(15.1)	52.9	—	(15.7)	22.0
Other revenue, net	8.3	24.9	—	—	33.2
Revenue	828.5	141.1	—	(15.7)	953.9

MSR valuation adjustments, net (1)	(36.0)	9.9	—	15.7	(10.4)

Operating expenses
Compensation and benefits	126.2	85.1	78.1	—	289.4
Servicing and origination	53.1	11.1	0.7	—	64.9
Technology and communications	24.7	9.2	23.9	—	57.9
Professional services (2)	26.6	4.8	17.9	—	49.3
Occupancy, equipment and mailing	31.2	4.5	6.0	—	41.8
Corporate overhead allocations	46.2	21.6	(67.8)	—	—
Other expenses	7.6	12.2	9.5	—	29.1
Operating expenses	315.6	148.5	68.3	—	532.4

Other income (expense):
Interest income	12.9	31.2	1.5	—	45.6
Interest expense	(114.8)	(29.0)	(42.2)	—	(186.0)
Pledged MSR liability expense	(255.0)	—	—	—	(255.0)
Gain on extinguishment of debt			0.9		0.9
Equity in earnings of unconsolidated entity	18.5				18.5
Other, net	(10.8)	(1.8)	2.4	—	(10.2)
Other expense, net	(349.2)	0.4	(37.4)	—	(386.2)

Income (loss) before income taxes	$127.7	$2.9	$(105.7)	$—	$24.9

Results of Operations	Servicing	Originations	Corporate Items and Other	Corporate Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2021
Servicing and subservicing fees	$773.5	$8.5	$—	$—	$781.9
Gain on reverse loans held for investment and HMBS-related borrowings, net	(2.3)	82.0	—	—	79.7
Gain on loans held for sale, net (1)	46.6	124.5	—	(25.3)	145.8
Other revenue, net	7.8	34.9	—	—	42.7
Revenue	825.5	249.9	—	(25.3)	1,050.1

MSR valuation adjustments, net (1)	(143.4)	19.6	—	25.3	(98.5)

Operating expenses
Compensation and benefits	108.2	101.6	88.1	—	297.9
Servicing and origination	98.8	15.0	(0.1)	—	113.6
Technology and communications	23.8	9.8	22.5	—	56.0
Professional services	31.9	10.2	39.8	—	81.9
Occupancy, equipment and mailing	26.6	6.9	3.0	—	36.5
Corporate overhead allocations	47.7	20.0	(67.7)	—	—
Other expenses	6.7	9.4	7.3	—	23.3
Operating expenses	343.7	172.8	92.8	—	609.3

Other income (expense):
Interest income	8.2	17.7	0.4	—	26.4
Interest expense	(80.8)	(22.3)	(40.9)	—	(144.0)
Pledged MSR liability expense	(221.3)	—	—	—	(221.3)
Loss on extinguishment of debt	—	—	(15.5)	—	(15.5)
Equity in earnings of unconsolidated entity	3.6	—	—	—	3.6
Other, net	4.1	(2.3)	2.3	—	4.1
Other expense, net	(286.2)	(6.9)	(53.6)	—	(346.7)

Income (loss) before income taxes	$52.2	$89.8	$(146.3)	$—	$(4.4)
(1)Corporate Eliminations for 2022 and 2021 includes inter-segment derivatives eliminations of $15.7 million and $25.3 million reported as Gain on loans held for sale, net, respectively, with a corresponding offset in MSR valuation adjustments, net in Servicing. No such derivatives eliminations were recognized during 2023.
(2)Professional services expense for 2023 includes the reversal of accruals following the resolution of litigation matters within Corporate Items and Other. Included in Professional services expense for 2022 are reimbursements received from mortgage loan investors related to prior years legal expenses and payments received following resolution of legacy litigation matters of $27.6 million ($19.8 million Servicing and $7.8 million Corporate Items and Other).

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
December 31, 2023	$11,687.6	$551.9	$274.3	$12,513.7
December 31, 2022	11,537.7	570.5	291.1	12,399.2
December 31, 2021	11,001.5	823.5	322.1	12,147.1
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
We must comply with a large number of federal, state and local consumer protection and other laws and regulations, including, among others, the CARES Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Telephone Consumer Protection Act (TCPA), the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act (FDCPA), the Real Estate Settlement Procedures Act (RESPA), the Truth in Lending Act (TILA), the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act (HMDA), the Federal Trade Commission Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, as well as individual state and local laws, and federal and local bankruptcy rules. These laws and regulations apply to all facets of our business, including, but not limited to, licensing, loan originations, consumer disclosures, default servicing and collections, foreclosure, filing of claims, registration of vacant or foreclosed properties, handling of escrow accounts, payment application, interest rate adjustments, assessment of fees, loss mitigation, use of credit reports, handling of unclaimed property, safeguarding of non-public personally identifiable information about our customers, and the ability of our employees to work remotely. These complex requirements can and do change as laws and regulations are enacted, promulgated, amended, interpreted and enforced. The general trend among federal, state and local legislative bodies and regulatory agencies as well as state attorneys general has been toward increasing laws, regulations, investigative proceedings and enforcement actions with regard to residential real estate lenders and servicers, which could increase the possibility of adverse regulatory action against us.
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
We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, liquidity requirements, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. PHH’s minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers were updated by the GSEs and Ginnie Mae effective September 30, 2023, including the following:

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

(*) includes a 0.05% and 0.02% supplemental liquidity requirements for Ginnie Mae and GSEs, respectively due to PHH status as a large non-depository seller/servicer

•0.10% of the outstanding Ginnie Mae single-family servicing UPB plus
•0.07% of the outstanding GSE single-family servicing UPB, if PMC remits the principal or interest, or both, as scheduled, regardless of whether principal or interest has been collected from the borrower, plus
•0.035% of the outstanding GSE single-family servicing UPB, if PHH remits the principal and interest only as actually collected from the borrower and the outstanding non-Agency single-family servicing UPB, and
•20% of minimum net worth required for HMBS issuer (defined above)

We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2023. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations referenced above are mostly based on the UPB of assets serviced by PHH. Under the applicable formula, the required minimum net worth was $448.3 million at December 31, 2023. PHH’s adjusted net worth was $517.8 million at December 31, 2023. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PHH and the required minimum liquidity was $115.3 million at December 31, 2023. PHH’s eligible liquidity, as defined, for licensing and seller/servicer obligations was $238.9 million at December 31, 2023.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of December 31, 2023. We have identified, and are commencing activities to implement, a course of actions intended to achieve compliance with the requirements. If we are unable to execute this solution in a timely and cost effective manner that allows us to continue the Ginnie Mae related businesses and are unable to replace the lost income from these activities, or if we misjudge the magnitude of the costs and benefits and their impacts on our business, our financial results, liquidity, financing activities and reputation could be negatively impacted. As of December 31, 2023, our forward owned servicing portfolio included government-insured loans with a UPB of $18.6 billion, 11% of our total forward owned MSR servicing portfolio or 6% of our total UPB serviced and subserviced.
New York Department of Financial Services (NY DFS). We operate pursuant to certain regulatory requirements with the NY DFS, including obligations arising under a consent order entered into in March 2017 (the NY Consent Order) and the terms of the NY DFS’ conditional approval in September 2018 of our acquisition of PHH Corporation. The conditional approval restricts our ability to acquire MSRs with respect to New York loans, so that Ocwen may not increase its aggregate portfolio of New York loans serviced or subserviced by Ocwen by more than 2% per year. This restriction will remain in place until the NY DFS determines that all loans serviced on the Ocwen legacy REALServicing system have been successfully migrated to Black Knight MSP and that Ocwen has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We transferred all loans onto Black Knight MSP in 2019 and have not serviced any loans on the REALServicing system since then. We continue to work with the NY DFS to address matters they raise with us as well as to fulfill our commitments under the NY Consent Order and PHH Corporation acquisition conditional approval. We believe we have complied with all terms of the PHH Corporation acquisition conditional approval and the NY Consent Order to date.
Note 25 — Commitments
Servicer Advance Obligations
In the normal course of business as servicer or master servicer, we are required to advance loan principal and interest payments (P&I), property taxes and insurance premiums (T&I) on behalf of the borrower, if delinquent. We also advance legal fees, inspection, maintenance, and preservation costs (Corporate advances) on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Advances made by us as primary servicer are generally recovered from the borrower or the mortgage loan investor. To the extent there are funds held for future distribution in the custodial accounts, generally we are permitted to borrow from these amounts if P&I advances are required. Advances are primarily recovered from the borrower via a cure of the delinquency, proceeds from sale of loan collateral, mortgage insurance proceeds, or the investor.
For PLS loans, generally, we may stop advancing for P&I once future advances are deemed non-recoverable from the anticipated net proceeds of the property, although we are generally obligated to continue T&I and Corporate advances until the loan delinquency is cured or until a completion of a foreclosure and sale of the REO.
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
As subservicer, we are required to make T&I and Corporate advances and in some cases P&I advances on behalf of servicers in accordance with the servicing agreements or guides. Servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements. We are generally reimbursed by Rithm the same day we fund P&I advances, or within no more than three days for servicing advances and certain P&I advances under the Ocwen agreements.
Rithm is obligated to fund new servicing advances with respect to the MSRs underlying the Rights to MSRs (RMSR), pursuant to the servicing agreements. Rithm has the responsibility to fund advances for loans where they own the MSR, i.e., are the servicer of record. We are dependent upon Rithm for funding the servicing advance obligations for Rights to MSRs where we are the servicer of record. As the servicer of record, we are contractually required under our servicing agreements to make certain servicing advances even if Rithm does not perform its contractual obligations to fund those advances.
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion and $1.8 billion at December 31, 2023 and 2022, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. In 2023, we funded $258.4 million out of the $1.8 billion borrowing capacity as of December 31, 2022. In 2022, we funded $246.1 million out of the $1.5 billion borrowing capacity as of December 31, 2021. We also had short-term commitments to lend $592.5 million and $22.1 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2023. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans or buyouts are assigned to HUD and payment is received from HUD, typically within 90 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. We have no such exposure with our subservicing portfolio as our subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio of loans we subservice.
The timing and amount of our obligation with respect to MCA repurchases is uncertain as repurchase is dependent largely on circumstances outside of our control including the amount and timing of future draws and the status of the loan. MCA repurchases are expected to continue to increase due to the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount.
The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at December 31, 2023.

Securitized HECM loans at less than 92% MCA	$7,106.1
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	238.6
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	260.8
Total Securitized HECM loans UPB	$7,605.5

For 2023, 2022 and 2021, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $274.6 million, $235.7 million and $147.3 million, respectively. Activity with regard to HMBS repurchases for 2023 is as follows:

	Active	Inactive	Total
Beginning balance	$70.7	$107.7	$178.5
Additions	189.9	84.8	274.6
Recoveries, net (1)	(209.5)	(53.3)	(262.8)
Transfers	4.1	(4.1)	—
Changes in value	0.2	(4.5)	(4.3)
Ending balance	$55.4	$130.6	$186.0
(1)Includes amounts received upon assignment of loan to HUD, loan payoff, REO liquidation and claim proceeds less any amounts charged off as unrecoverable.
Active loan repurchases are classified as Receivables, as reimbursement from HUD is generally received within 90 days and are initially recorded at fair value. Inactive loan repurchases are classified as Loans held for sale and recorded at fair value. Loans are reclassified to REO in Other assets or Receivables as the loans move through the resolution process and permissible claims are submitted to HUD for reimbursement. Receivables are valued at net realizable value. REO is valued at the estimated value of the underlying property less cost to sell.
Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2029 exclusive of renewal option periods. At December 31, 2023, the weighted average remaining term of our leases was 3.9 years. A maturity analysis of our lease liability as of December 31, 2023 is summarized as follows:

2024	$3.7
2025	2.5
2026	2.3
2027	2.3
2028	0.9
Thereafter	0.2
Total lease payments	11.9
Less: Adjustment to present value (1)	(1.8)
Lease liability	$10.2
(1)At December 31, 2023, the weighted average of the discount rate used to estimate the present value was 9.7% based on our incremental borrowing rate.
Operating lease cost for 2023, 2022 and 2021 was $5.3 million, $8.3 million and $8.8 million, respectively. The operating lease cost for 2023, 2022 and 2021 includes $0.7 million, $1.0 million and $1.6 million, respectively, of variable lease expense.
Client Concentration
Our Servicing segment has exposure to concentration risk and client retention risk.
For 2023, servicing and subservicing fees from Rithm amounted to $230.2 million, or 31% of total servicing and subservicing fees (excluding ancillary income). As of December 31, 2023, Rithm represented 16% and 27% of our total servicing and subservicing portfolio UPB and loan count, respectively, and approximately 67% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with Rithm provide for automatic one-year renewals, unless Ocwen or Rithm provide advance notice of termination. Ocwen and Rithm did not provide their respective notice of termination in 2023. Accordingly, the servicing agreements with Rithm are extended through December 31, 2024, with subsequent, automatic one-year renewals. If Rithm exercises its right to terminate all or some of the agreements (for convenience by October 2024 or for cause at any time), we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm servicing agreements. The impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — Other Financing Liabilities, at Fair Value. Receivables and Other liabilities recorded on our consolidated balance sheets are disclosed in Note 10 — Receivables and Note 15 — Other Liabilities, respectively.
In addition, for 2023, servicing and subservicing fees from MAV amounted to $75.3 million or 10% of total servicing and subservicing fees (excluding ancillary income). As of December 31, 2023, our servicing and subservicing portfolio with MAV represented $55.9 billion UPB, or 19% of the UPB and 15% of the loan count in our total servicing and subservicing portfolio. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024. See Note 12 — Investment in Equity Method Investee and Related Party Transactions and Note 8 — Other Financing Liabilities, at Fair Value.
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

Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $8.3 million at December 31, 2023. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2023.
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
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH Corporation and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH Corporation asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH Corporation’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH Corporation may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $8.3 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. In October 2023, the parties reached a tentative settlement to resolve the lawsuit prior to trial. A hearing on the parties’ motion for preliminary approval is scheduled for February 29, 2024. If the proposed settlement is not ultimately approved, Ocwen will vigorously defend itself. Ocwen is unable to predict the outcome of this lawsuit, the possible loss or range of loss, if any, associated with the resolution of such lawsuit or the potential impact on us or our operations. If our efforts to settle or defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
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
CFPB
In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Ocwen, Ocwen Mortgage Servicing, Inc. (OMS) and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. The CFPB sought consumer relief, disgorgement of allegedly improper gains, and civil money penalties. Following numerous pre-trial proceedings, in May 2023 the court entered final judgment granting Ocwen’s motion for summary judgment, denied all pending motions as moot, and closed the case. The CFPB did not appeal the court’s order and therefore the case will remain closed. Our prior accrual with respect to this matter was reversed in 2023.
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

At December 31, 2023 and 2022, we had outstanding representation and warranty repurchase demands of $20.7 million UPB (71 loans) and $66.7 million UPB (354 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Years Ended December 31,
	2023	2022	2021
Beginning balance (1)	$41.5	$49.4	$40.4
Provision for representation and warranty obligations	0.3	0.3	3.2
Provision for representation and warranty obligations - New production	1.7	3.0	4.7
Charge-offs and other (2)	(10.6)	(11.2)	1.1
Ending balance (1)	$32.9	$41.5	$49.4
(1)The liability for representation and warranty obligations and compensatory fees for foreclosures is reported in Other liabilities (a component of Liability for indemnification obligations) on our consolidated balance sheets.
(2)Includes reclassification of principal and interest losses in connection with repurchased loans, make-whole, indemnification and fee payments and settlements net of recoveries, if any.
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at December 31, 2023.
Other
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
Note 27 — Subsequent Events
On February 22, 2024, we entered into a mortgage loan purchase agreement (MLPA) for active and inactive reverse mortgage loan buyouts that we currently subservice on behalf of the seller. The purchased assets include reverse loans and related claim receivables from HUD and real estate properties. Ocwen agreed to assume the repurchase obligations associated with the purchased assets. The transaction was settled on February 22, 2024 for a net purchase price of $99.4 million, and was concurrently financed through a private placement securitization. The securitization trust, Ocwen Loan Investment Trust 2024-HB1 issued senior and mezzanine class Notes to third party investors with an initial principal amount of $268.6 million at a discount of $20.8 million, with a stated interest rate of 3% and a mandatory call date of February 2027. We retain certain mezzanine and subordinate class Notes and ownership interests and service the underlying assets. The securitized assets include the purchased assets under the MLPA and assets previously originated or purchased by PHH, for an aggregated UPB of $274.6 million, and will remain on our consolidated balance sheet.