Form 10-Q
period 2024-03-31
OCWEN FINANCIAL CORP
filed 2024-05-02
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of April 30, 2024: 7,809,618 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and the following:
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
•the timing for completion of our proposed rebranding and its impact on our business and third parties’ perceptions of us;
•our ability to timely reduce operating costs or generate offsetting revenue in proportion to the industry-wide decrease in originations activity, and the impact of cost-reduction initiatives on our business, operations, and financial performance;
•our ability to maintain and increase market share in our target markets, including in forward and reverse servicing;
•breach or failure of Ocwen’s, our contractual counterparties’, or our vendors’ information technology or other security systems or privacy protections, including any failure to protect customers’ data, resulting in disruption to our operations, loss of income, reputational damage, costly litigation and regulatory penalties;
•our reliance on our technology vendors to adequately maintain and support our systems, including our servicing systems, loan originations and financial reporting systems, and uncertainty relating to our ability to transition to alternative vendors, if necessary, without incurring significant cost or disruption to our operations;
•our ability to interpret correctly and comply with current or future liquidity, net worth and other financial and other requirements of regulators, the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the GSEs), and the Government National Mortgage Association (Ginnie Mae), as well as those set forth in our debt and other agreements, including our ability to implement, in a timely and cost-effective manner, our planned response to Ginnie Mae’s risk-based capital requirements that take effect on December 31, 2024;
•the amount of common stock or senior debt that we may repurchase under any future stock or debt repurchase programs, the timing of such repurchases, and the long-term impact, if any, of repurchases on the trading price of our stock or our financial condition;
•the timing of actions to refinance our senior secured notes and the terms of any such refinancing;
•our ability to repay, renew and extend our other borrowings, borrow additional amounts as and when required, meet our MSR or other asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;
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
•uncertainty related to the future of MAV, one of our largest subservicing clients as of March 31, 2024, MAV’s continued ownership of its MSR portfolio after May 3, 2024, and any impact on our servicing revenue and MSR valuation adjustments as a result of the sale of MAV’s MSRs;

•the extent to which our ownership stake in MAV’s holding company may be diluted, resulting in a reduced ability for us to participate in certain routine management decisions;
•uncertainty related to our long-term relationship with Rithm Capital Corp. (Rithm), one of our largest subservicing clients as of March 31, 2024;
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
•the extent to which changes in, or in the interpretation of laws or regulations may require us to modify our business practices and expose us to increased expense and litigation risk, including with respect to the collection of expedited payment, or convenience, fees;
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

Further information on the risks specific to our business is detailed within this report and our other reports and filings with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q and our Current Reports on Form 8-K since such date. Forward-looking statements speak only as of the date they were made and we disclaim any obligation to update or revise forward-looking statements whether because of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$185.1	$201.6
Restricted cash ($33.8 and $24.2 related to variable interest entities (VIEs))	66.1	53.5
Mortgage servicing rights (MSRs), at fair value	2,374.7	2,272.2
Advances, net ($506.5 and $573.0 related to VIEs)	602.7	678.8
Loans held for sale ($1,025.7 and $674.2 carried at fair value) ($391.5 and $269.6 related to VIEs)	1,028.9	677.3
Loans held for investment, at fair value ($5.5 and $5.6 related to VIEs)	8,130.5	7,975.5
Receivables, net ($44.6 and $19.9 related to VIEs)	152.1	154.8
Investment in equity method investee	37.6	37.8
Premises and equipment, net	11.8	13.1
Other assets ($12.4 and $22.0 carried at fair value) ($24.6 and $18.6 related to VIEs)	500.6	449.2
Total assets	$13,090.1	$12,513.7

Liabilities and Stockholder’s Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$7,945.0	$7,797.3
Other financing liabilities, at fair value ($402.7 and $409.2 due to related party) ($5.5 and $5.6 related to VIEs)	906.8	900.0
Advance match funded liabilities ($439.5 and $498.9 related to VIEs)	440.2	499.7
Mortgage loan financing facilities, net ($315.7 and $143.4 related to VIEs)	1,108.9	710.6
MSR financing facilities, net	964.1	916.2
Senior notes, net ($242.4 and $239.7 due to related parties)	552.0	595.8
Other liabilities ($7.2 and $7.2 carried at fair value)	741.0	692.3
Total liabilities	$12,658.0	12,111.9

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,784,253 and 7,684,401 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	554.6	554.5
Accumulated deficit	(121.5)	(151.6)
Accumulated other comprehensive loss, net of income taxes	(1.1)	(1.2)
Total stockholders’ equity	432.1	401.8
Total liabilities and stockholders’ equity	$13,090.1	$12,513.7

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenue
Servicing and subservicing fees	$204.5	$232.2
Gain on reverse loans held for investment and HMBS-related borrowings, net	15.4	21.2
Gain on loans held for sale, net	10.9	2.8
Other revenue, net	8.3	5.6
Total revenue	239.1	261.8

MSR valuation adjustments, net	(11.6)	(69.0)

Operating expenses
Compensation and benefits	53.6	58.0
Servicing and origination	15.0	15.7
Technology and communications	12.7	13.4
Professional services	12.0	13.3
Occupancy, equipment and mailing	7.7	8.8
Other expenses	3.4	4.9
Total operating expenses	104.4	114.1

Other income (expense)
Interest income	17.5	14.1
Interest expense ($11.2 and $10.8 on amounts due to related parties)	(67.4)	(62.3)
Pledged MSR liability expense ($15.3 and $14.2 on amounts due to related party)	(44.9)	(70.3)
Earnings of equity method investee	2.7	0.3
Gain on extinguishment of debt	1.4	—
Other, net	(0.6)	1.2
Other income (expense), net	(91.3)	(117.0)

Income (loss) before income taxes	31.8	(38.3)
Income tax expense	1.7	1.9
Net income (loss)	$30.1	$(40.2)

Earnings (loss) per share
Basic	$3.91	$(5.34)
Diluted	$3.74	$(5.34)

Weighted average common shares outstanding
Basic	7,711,534	7,533,561
Diluted	8,046,188	7,533,561

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Net income (loss)	$30.1	$(40.2)
Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	—	—
Other	—	0.1
Comprehensive income (loss)	$30.2	$(40.1)

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at December 31, 2023	7,684,401	$0.1	$554.5	$(151.6)	$(1.2)	$401.8
Net income	—	—	—	30.1	—	30.1
Equity-based compensation and other	99,852	—	0.1	—	—	0.1
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at March 31, 2024	7,784,253	$0.1	$554.6	$(121.5)	$(1.1)	$432.1

Balance at December 31, 2022	7,526,117	$0.1	$547.0	$(87.9)	$(2.5)	$456.7
Net loss	—	—	—	(40.2)	—	(40.2)
Equity-based compensation and other	112,494	—	(0.3)	—	—	(0.3)
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at March 31, 2023	7,638,611	$0.1	$546.7	$(128.1)	$(2.4)	$416.3

The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$30.1	$(40.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	31.5	90.3
Provision for bad debts (advances and receivables)	6.9	5.7
Provision for indemnification obligations	1.2	2.9
Depreciation	1.4	1.8
Amortization of debt issuance costs and discount	8.1	2.8
Amortization of intangibles	0.9	1.5
Gain on extinguishment of debt	(1.4)	—
Equity-based compensation expense	2.0	2.1
Gain on reverse loans held for investment and HMBS-related borrowings, net	(11.0)	(14.2)
Gain on loans held for sale, net	(10.9)	(2.8)
Origination and purchase of loans held for sale	(2,988.9)	(2,552.4)
Proceeds from sale and collections of loans held for sale	2,604.1	2,312.3
Changes in assets and liabilities:
Decrease in advances	73.5	62.8
Decrease (increase) in receivables and other assets	19.6	(28.3)
Increase in derivatives	(34.8)	(29.0)
Decrease in other liabilities	(21.0)	(20.5)
Other, net	(8.2)	(2.2)
Net cash used in operating activities	(297.1)	(207.4)

Cash flows from investing activities
Origination of loans held for investment	(250.3)	(235.3)
Principal payments received on loans held for investment	277.0	236.1
Purchase of MSRs	(26.4)	(30.4)
Proceeds from sale of MSRs	0.1	0.3
Proceeds from sale of advances	0.9	4.6
Purchase of real estate	(11.9)	(0.5)
Proceeds from sale of real estate	7.0	0.8
Additions to premises and equipment	(0.1)	(1.1)
Proceeds from sale of premises and equipment	—	0.1
Distribution from (investment in) equity method investee, net	0.1	5.5
Net cash used in investing activities	(3.6)	(19.9)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(59.5)	(43.8)
Proceeds from mortgage loan financing facilities, net	396.8	245.6
Proceeds from MSR financing facilities	377.8	144.4
Repayment of MSR financing facilities	(329.1)	(183.3)
Repurchase of Senior notes	(45.5)	—
Payment of debt issuance costs	(3.0)	—
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	4.0	3.3
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	—	68.7
Repayment of other financing liabilities	(20.0)	(21.8)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	247.4	231.2
Repayment of HMBS-related borrowings	(272.1)	(235.3)
Net cash provided by financing activities	296.8	209.0

Net increase (decrease) in cash, cash equivalents and restricted cash	(3.9)	(18.3)
Cash, cash equivalents and restricted cash at beginning of year	255.1	274.2
Cash, cash equivalents and restricted cash at end of period	$251.2	$255.9

Supplemental non-cash investing and financing activities:
Recognition of gross right-of-use asset and lease liability:
Right-of-use asset	$0.1	$0.6
Lease liability	0.1	0.6

Transfer from loans held for investment to loans held for sale	1.0	1.6
Transfers of loans held for sale to real estate owned (REO)	3.0	4.4

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$185.1	$216.6
Restricted cash and equivalents:
Debt service accounts	37.2	21.5
Other restricted cash	28.9	17.8
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$251.2	$255.9
The accompanying notes are an integral part of these unaudited consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
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
Ocwen directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PHH since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective May 3, 2021, Ocwen holds a 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) that invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV). See Note 11 - Investment in Equity Method Investee and Related Party Transactions for additional information.
We perform servicing activities related to our own MSR portfolio (primary) and on behalf of other servicers (subservicing), and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively referred to as GSEs), the Government National Mortgage Association (Ginnie Mae, and together with the GSEs, the Agencies) and private-label securitizations (PLS, or non-Agency).
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
We had a total of approximately 4,400 employees at March 31, 2024 of which approximately 3,000 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The amended disclosures in this ASU are effective in the 2024 annual period and in 2025 for interim periods, and shall be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption.
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
The amended disclosures are effective in the 2025 annual period and in 2026 for interim periods, and shall be applied on a prospective basis with the option to apply the standard retrospectively.

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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended March 31,
	2024	2023
Proceeds received from securitizations	$2,558.9	$2,316.8
Servicing fees collected (1)	38.3	27.0
Purchases of previously transferred assets, net of claims reimbursed	(2.5)	(3.1)
	$2,594.7	$2,340.6
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $34.7 million and $31.1 million during the three months ended March 31, 2024 and 2023, respectively.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. We receive customary origination representations and warranties from our network of approved correspondent lenders. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. Also refer to the Loan Put-Back and Related Contingencies section of Note 21 – Contingencies.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	March 31, 2024	December 31, 2023
Carrying value of assets
MSRs, at fair value	$699.9	$636.5
Advances	94.7	99.0
UPB of loans transferred (1)	48,788.7	46,810.1
Maximum exposure to loss (2)	$49,583.4	$47,545.6
(1)Includes $11.3 billion and $10.5 billion of loans delivered to Ginnie Mae as of March 31, 2024 and December 31, 2023, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss in the table above is primarily based on the remaining UPB of loans serviced and assumes all loans were deemed worthless as of the reporting date. It does not take into consideration the proceeds from the underlying collateral liquidation, recoveries or any other recourse available to us, including from mortgage insurance, guarantees or correspondent sellers. We do not believe the maximum exposure to loss from our involvement with these previously transferred loans is representative of the actual loss we are likely to incur based on our contractual rights and historical loss experience and projections. Also, refer to the Loan Put-Back and Related Contingencies section in Note 21 – Contingencies.
At March 31, 2024 and December 31, 2023, 2.7% and 2.8%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.6% and 8.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. As the transfers of the HECM loans do not qualify for sale accounting, we account for these transfers as financings, with the HECM loans classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets.

Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
In 2021, we consolidated an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PHH to the trust for collateralization purposes. As of March 31, 2024 and December 31, 2023, $150.1 million and $150.1 million, respectively, loans held for sale were pledged as collateral for $150.0 million and $150.0 million, respectively, debt certificates issued by the trust. See Note 13 – Borrowings.
We finance certain reverse mortgage buyouts that are insured by the FHA, including loans held for sale, receivables and REO properties, through private placement securitizations, referred to as OLIT transactions (Ocwen Loan Investment Trust). The securitization trusts issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. We determined we were the primary beneficiary, and thus consolidate the securitization trusts and related depositor. Recourse for the Notes is limited to the assets of the respective securitization trusts. We executed our second securitization in the three months ended March 31, 2024. Also refer to Note 13 – Borrowings.
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the securitized reverse mortgage loans buyouts and financing liabilities:

	March 31, 2024	December 31, 2023
Mortgage loans (Loans held for sale)	$241.5	$119.5
Receivables, net	44.6	19.9
REO (Other assets)	19.2	12.5
Debt service and Interest reserve accounts (Restricted cash)	20.6	6.8
Total assets	$325.8	$158.6

Outstanding borrowings (Mortgage loan financing facilities, net)	356.0	164.4
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	(40.2)	(21.0)
Accrued expenses and Accrued interest (Other liabilities)	1.2	0.5
Total liabilities	$317.0	$143.8
Financings of Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities, with the use of SPEs that we consolidate and include in our consolidated financial statements.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	March 31, 2024	December 31, 2023
Match funded advances (Advances, net)	$506.5	$573.0
Debt service accounts (Restricted cash)	11.7	15.7
Advance match funded liabilities	439.5	498.9
MSR Financings using SPEs
We consolidate two SPEs (PMC ESR Trusts) in connection with a third-party financing facility secured by certain of PHH’s Fannie Mae and Freddie Mac MSRs (GSE MSRs) and one SPE (PMC PLS ESR Issuer LLC) in connection with our PLS MSR financing facility (Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A).
On March 4, 2024, PHH entered into a $34.0 million repurchase agreement pursuant to which PHH sold the membership interest certificate representing 100% of the limited liability company interests in PMC PLS ESR Issuer LLC and has agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Ocwen guarantees the obligations of PHH under the facility subject to the terms and conditions set forth in the guaranty. The termination date of the facility is February 25, 2025. Also refer to Note 13 – Borrowings.

The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facility and the PLS Notes facility:

	March 31, 2024	December 31, 2023
MSRs pledged (MSRs, at fair value)	$494.9	$449.6
Debt service account (Restricted cash)	1.6	1.7
Outstanding borrowings (MSR financing facilities, net)	327.9	282.1
Unamortized debt issuance costs (MSR financing facilities, net)	(0.6)	(0.4)

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$1,025.7	$1,025.7	$674.2	$674.2
Loans held for sale, at lower of cost or fair value (b)	3	3.2	3.2	3.1	3.1
Total Loans held for sale		$1,028.9	$1,028.9	$677.3	$677.3

Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	$8,125.0	$8,125.0	$7,970.0	$7,970.0
Loans held for investment - Restricted for securitization investors (a)	3	5.5	5.5	5.6	5.6
Total Loans held for investment, at fair value		$8,130.5	$8,130.5	$7,975.5	$7,975.5

Advances, net (c)	3	$602.7	$602.7	$678.8	$678.8
Receivables, net (c)	3	$152.1	$152.1	$154.8	$154.8

Financial liabilities
Advance match funded liabilities (c)	3	$440.2	$440.2	$499.7	$499.7
Financing liabilities, at fair value:
HMBS-related borrowings (a)	3	$7,945.0	$7,945.0	$7,797.3	$7,797.3
Other financing liabilities	3	906.8	906.8	900.0	900.0
Mortgage loan financing facilities (c) (d)	3	$1,108.9	$1,119.3	$710.6	$717.6
MSR financing facilities (c) (d)	3	$964.1	$950.5	$916.2	$900.3
Senior notes
PMC Senior secured notes due 2026 (c) (d)	2	$309.5	$302.7	$356.1	$326.0
OFC Senior secured notes due 2027 (c) (d)	3	242.4	252.3	239.7	230.5
Total Senior notes		$552.0	$555.1	$595.8	$556.5

		March 31, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$5.0	$5.0	$5.6	$5.6
Forward sales of loans (a)	1	(0.1)	(0.1)	(0.1)	(0.1)
TBA / Forward mortgage-backed securities (MBS) trades (a)	1	4.3	4.3	9.6	9.6
Interest rate swap futures (a)	1	(0.7)	(0.7)	3.9	3.9
TBA forward pipeline trades (a)	1	(3.7)	(3.7)	(6.3)	(6.3)
Option contracts (a)	1	—	—	1.9	1.9
Other (a)	3	—	—	(0.1)	(0.1)

MSRs (a)	3	$2,374.7	$2,374.7	$2,272.2	$2,272.2
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

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended March 31, 2024
Beginning balance	$203.1	$(248.9)	$5.6
Purchases, issuances, sales and settlements
Purchases and other	145.1	—	—
Issuances (1)	—	—	17.2
Sales	(38.0)	—	—
Settlements (2)	(22.1)	7.4	—
Transfers from (to)
Loans held for investment, at fair value	1.0	—	—
Loans held for sale, at fair value (1)	—	—	(5.8)
REO (Other assets)	(3.0)	—	—
Receivables, net	(10.6)	—	—
Advances - (capitalization upon Ginnie Mae modification)	2.1	—	—
Net addition (disposition/derecognition)	74.5	7.4	11.4
Included in earnings:
Change in fair value (1)	6.4	(11.9)	(12.0)
Ending balance	$284.0	$(253.4)	$5.0

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended March 31, 2023
Beginning balance	$32.1	$(199.0)	$(0.7)
Purchases, issuances, sales and settlements
Purchases and other	12.4	—	—
Issuances (1)	—	(68.7)	5.8
Sales	(20.2)	—	—
Settlements (2)	—	6.8	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	—	(20.4)
Receivables, net	(0.4)	—	—
Net addition (disposition/derecognition)	(8.2)	(62.0)	(14.6)
Included in earnings:
Change in fair value (1)	(0.5)	(2.1)	20.1
Ending balance	$23.3	$(263.1)	$4.8

(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(0.6) million and $5.6 million for the three months ended March 31, 2024 and 2023, respectively. See Note 15 – Derivative Financial Instruments and Hedging Activities.
(2)ESS financing liability settlement is determined based on collections on reference pools of the related mortgage loans.
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

Loans Held for Sale
The fair value of residential forward and reverse mortgage loans we purchased from Ginnie Mae guaranteed securitizations or from third parties (government insured reverse buyouts previously purchased from Ginnie Mae guaranteed securitizations) is estimated using both observable and unobservable inputs, including published Ginnie Mae prices or expected collateral values, as well as estimated default, prepayment, and discount rates. Significant unobservable inputs in estimating fair value include the estimated default rate and, for reverse loans the prepayment rate and liquidation timeline. Accordingly, these repurchased Ginnie Mae forward and reverse loans are classified as Level 3 within the valuation hierarchy.
Loans Held for Investment - Reverse Mortgages
Reverse mortgage loans held for investment are carried at fair value and classified as Level 3 within the valuation hierarchy. We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans. We engage third-party valuation experts in the determination of fair value. Significant unobservable assumptions include conditional prepayment rate and discount rate. The conditional prepayment rate assumption displayed in the table below is inclusive of voluntary (repayment or payoff) and involuntary (inactive/delinquent status and default) prepayments. The discount rate assumption is primarily based on an assessment of current market yields on reverse mortgage loan and tail securitizations, expected duration of the asset and current market interest rates.

Significant unobservable assumptions	March 31, 2024	December 31, 2023
Life in years
Range	0.8 to 8.0	0.8 to 7.9
Weighted average	5.1	5.2
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	11.6% to 35.5%	12.0% to 35.4%
Weighted average	17.5%	17.2%
Discount rate	5.2%	4.9%
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
We engage third-party valuation experts who generally utilize: (a) transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; and/or (b) industry-standard modeling, such as a discounted cash flow model and prepayment model, in arriving at their estimate of fair value. The prices provided by the valuation experts reflect their observations and assumptions related to market activity, generally the bulk market, incorporating available industry survey results, client feedback and our actual trade activity, and including risk premiums and liquidity adjustments. While interest rates are a key value driver, MSR fair value may change for other market-driven factors, including but not limited to the supply and demand of the market or the required yield or perceived value by investors of such MSRs. While the models and related assumptions used by the valuation experts are proprietary to them, we understand the methodologies and assumptions used to develop the prices based on our ongoing due diligence, which includes regular discussions with the valuation experts. We believe that the procedures executed by the valuation experts, supported by our verification and analytical procedures, provide reasonable assurance that the prices used in our consolidated financial statements comply with the accounting guidance for fair value measurements and disclosures and reflect the assumptions that a market participant would use. We evaluate the reasonableness of our third-party experts’ assumptions using historical experience adjusted for prevailing market conditions and benchmarks of assumptions and value estimates.
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

Significant unobservable assumptions	March 31, 2024		December 31, 2023
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.5%	7.9%	7.7%	7.9%
Weighted average lifetime delinquency rate	1.3%	10.3%	1.3%	10.0%
Weighted average discount rate	10.1%	10.9%	9.2%	11.4%
Weighted average cost to service (in dollars)	$71	$195	$71	$192
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of March 31, 2024 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.8	1.6
Change in fair value due to change in weighted average prepayment speeds	$(54.8)	$(109.0)
Change in weighted average discount rate (in percentage points)	1.0	2.0
Change in fair value due to change in weighted average discount rate	$(80.1)	$(153.4)
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

Significant unobservable assumptions	March 31, 2024	December 31, 2023
Life in years
Range	0.8 to 8.0	0.8 to 7.9
Weighted average	5.1	5.2
Conditional prepayment rate
Range	11.6% to 35.5%	12.0% to 35.4%
Weighted average	17.5%	17.2%
Discount rate	5.1%	4.9%
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

Pledged MSR Liabilities
Pledged MSR liabilities are carried at fair value and classified as Level 3 within the valuation hierarchy. We determine the fair value of the pledged MSR liability following a similar approach as for the associated transferred MSRs. Fair value of the pledged MSR liability in connection with the MSR capital partner transactions (including MAV) is determined using the fair value mark provided by third-party valuation expert, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PHH and expected life of subservicing agreement, when applicable. Fair value for the portion of the borrowing attributable to the MSRs underlying the Rights to MSRs in connection with Rithm transactions is determined using the fair value mark provided by the third-party valuation experts.

Significant unobservable assumptions	March 31, 2024	December 31, 2023
Weighted average prepayment speed	5.4%	6.5%
Weighted average delinquency rate	2.8%	2.8%
Weighted average subservicing life (in years)	4.6	4.3
Weighted average discount rate	10.6%	9.6%
Weighted average cost to service (in dollars)	$132	$130
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS financing liability at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At March 31, 2024 and December 31, 2023, the weighted average discount rate of the ESS financing liability was 9.4% and 9.4%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions. Also see Note 8 — Other Financing Liabilities, at Fair Value.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale for which we elected the fair value option:

	March 31, 2024	December 31, 2023
Unpaid principal balance	$1,065.2	$678.8
Premium (discount)	(34.7)	(2.4)
Unrealized gain (loss)	(4.8)	(2.2)
Total fair value	$1,025.7	$674.2
The following table presents the composition of Loans held for sale, at fair value by type:

	March 31, 2024	December 31, 2023
GSE loans	$408.9	$219.3
Government- Forward loans	339.0	254.0
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	19.7	19.1
Reverse loans (2)	250.9	166.6
Other residential mortgage loans	7.2	15.2
Total	$1,025.7	$674.2
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes government-insured inactive reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of March 31, 2024 and December 31, 2023, the balance includes $241.5 million and $119.5 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 13 – Borrowings.
The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$674.2	$617.8
Originations and purchases	2,988.9	2,552.4
Proceeds from sales	(2,581.0)	(2,296.1)
Principal collections	(23.1)	(15.4)
Transfers from (to):
Loans held for investment, at fair value	1.0	1.6
Receivables, net	(10.6)	1.1
REO (Other assets)	(3.0)	(4.2)
Advances (capitalization upon Ginnie Mae modifications)	2.1	2.0
Fair value gain (loss) on loans held for sale, at fair value (1)	(27.5)	(17.2)
Other	4.7	3.1
Ending balance	$1,025.7	$845.2
(1)Excludes retained MSR upon securitization. See below table of gain (loss) on loans held for sale, net.

The following table presents the components of Gain (loss) of loans held for sale at fair value, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended March 31,
	2024	2023
MSRs retained on transfers of forward mortgage loans	$34.7	$31.1
Gain (loss) on sale of forward mortgage loans (1)	(24.2)	(22.1)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	(0.8)	0.2
Change in fair value of loans held for sale	(2.5)	4.8
Gain on loans held for sale, at fair value	7.2	13.9
Gain (loss) on economic hedge derivative instruments	4.6	(16.4)
Change in fair value of IRLCs	(0.6)	5.7
Provision for representation and warranty obligations	(0.3)	(0.3)
	$10.9	$2.8
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans held for investment for which we elected the fair value option:

	March 31, 2024	December 31, 2023
Unpaid principal balance	$7,764.3	$7,664.7
Fair value adjustments	360.7	305.3
Total fair value	$8,125.0	$7,970.0
The following table presents the composition of reverse mortgage loans held for investment, at fair value by type:

	March 31, 2024	December 31, 2023
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$8,018.2	$7,868.5
New HECM loan originations and HECM loan tails (2) - unsecuritized	106.8	101.5
Total fair value	$8,125.0	$7,970.0
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

The following table summarizes the activity in reverse mortgage loans held for investment and HMBS related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Three Months Ended March 31,
	2024		2023
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,970.0	$(7,797.3)	$7,504.1	$(7,326.8)
Originations	250.3	—	235.3	—
Securitization of HECM loans accounted for as a financing	—	(247.4)	—	(231.2)
Additional proceeds from securitization of HECM loans and tails	—	(3.4)	—	(6.4)
Repayments (principal payments received)	(276.9)	272.1	(235.6)	235.3
Transfers to:
Loans held for sale, at fair value	(1.0)	—	(1.6)	—
Receivables, net	(0.9)	—	(0.9)	—
Fair value gains (losses) included in earnings (1)	183.5	(169.0)	161.5	(141.5)
Ending balance	$8,125.0	$(7,945.0)	$7,662.8	$(7,470.6)

(1)See further breakdown of the net gain (loss) in the table below.

Gain (Loss) on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended March 31,
	2024	2023
Gain on new originations (1)	$5.9	$6.3
Net interest income (servicing fee) (2)	6.0	5.9
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net (3)	2.6	8.2
Fair value gains (losses) included in earnings (3) (4)	14.5	20.4
Loan fees and other	0.9	0.8
	$15.4	$21.2
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings. The net interest income includes the servicing fee Ocwen is contractually entitled to on securitized loans.
(3)Includes the cash realized gains upon securitization of tails (previously reported separately in the table above).
(4)See breakdown between Loans held for investment and HMBS-related borrowings in the table above within Fair value gains (losses) included in earnings.

Note 6 – Advances

	March 31, 2024	December 31, 2023
Principal and interest	$190.1	$212.5
Taxes and insurance	295.2	343.3
Foreclosures, bankruptcy, REO and other	125.1	130.3
	610.5	686.1
Allowance for losses	(7.7)	(7.3)
Advances, net	$602.7	$678.8

The following table summarizes the activity in net advances:

	Three Months Ended March 31,
	2024	2023
Beginning balance - before Allowance for Losses	$686.1	$725.1
New advances	199.4	188.9
Transfer from (to) Receivables	2.9	8.9
Sales of advances	(1.0)	(4.2)
Collections of advances and other	(276.9)	(255.6)
Ending balance - before Allowance for Losses	610.5	663.1

Beginning balance - Allowance for Losses	(7.3)	$(6.2)
Provision expense	(2.9)	(1.7)
Net charge-offs and other	2.5	1.7
Ending balance - Allowance for Losses	(7.7)	(6.2)

Ending balance, net	$602.7	$656.9

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	March 31, 2024		December 31, 2023
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,707.3	$124.5	$1,604.6	$122.7

Rithm and others transferred MSRs (1) (2)	253.8	18.5	244.8	18.1
MAV transferred MSRs (1)	413.6	28.4	422.8	28.8
Total transferred MSR, subject to Pledged MSR liability, at fair value (1)	667.4	46.8	667.6	46.9
Total MSRs	$2,374.7	$171.3	$2,272.2	$169.7
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)At March 31, 2024, the UPB of MSRs transferred to Rithm for which title is retained by Ocwen was $9.7 billion.

Mortgage Servicing Rights – At Fair Value	Three Months Ended March 31,
	2024	2023
Beginning balance	$2,272.2	$2,665.2
Sales	—	—
Additions:
Recognized on the sale of residential mortgage loans	34.7	31.1
Purchases of MSRs	27.0	25.0
Servicing transfers and adjustments	(1.3)	—
Net additions (sales)	60.4	56.0
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	101.8	(83.6)
Realization of cash flows	(59.8)	(57.1)
Fair value gains (losses) recognized in earnings	42.0	(140.7)

Ending balance	$2,374.7	$2,580.6

The following table summarizes the delinquency status of the loans underlying our MSRs:

	March 31, 2024				December 31, 2023
Delinquent loans	GSE	GNMA	Non - Agency	Total	GSE	GNMA	Non - Agency	Total
Total MSR UPB (in billions)	$128.4	$19.9	$23.0	$171.3	$127.3	$18.6	$23.8	$169.7

30 days	1.1%	5.8%	8.8%	3.4%	1.2%	6.1%	9.4%	3.7%
60 days	0.2	1.9	3.4	1.1	0.2	2.0	3.6	1.2
90 days or more	0.5	4.4	7.6	2.6	0.5	3.7	8.2	2.6
Total 30-60-90 days or more	1.9%	12.0%	19.8%	7.1%	1.9%	11.8%	21.2%	7.5%

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended March 31,
	2024	2023
Loan servicing and subservicing fees
Servicing fee	$90.4	$90.0
Subservicing fee (4)	27.5	19.7
MAV Subservicing fee	2.0	1.8
MAV Servicing fee / Transferred MSR (1)	18.0	16.4
Rithm and Others Servicing fee / Transferred MSR (1) (3)	18.6	59.6
	156.6	187.5
Ancillary income
Custodial accounts (float earnings)	27.2	20.2
Late charges	8.0	9.6
Reverse subservicing ancillary fees	6.7	8.1
Loan collection fees	1.8	2.6
Recording fees	1.1	1.2
Boarding and deboarding fees	0.7	0.9
GSE forbearance fees	0.1	0.2
Other, net	2.3	2.0
	48.0	44.7
Total Servicing and subservicing fees	$204.5	$232.2

Owned MSR and Subservicing	164.3	151.0
Transferred MSR (1) (2)	40.2	81.1
(1)Includes servicing fees collected on behalf of respective parties related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)Includes $3.6 million and $5.2 million of ancillary income in the three months ended March 31, 2024 and 2023, respectively, associated with transferred MSRs that do not achieve sale accounting.
(3)Includes $45.7 million of servicing fee in the three months ended March 31, 2023 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — Other Financing Liabilities, at Fair Value.
(4)Includes $11.9 million of subservicing fee in the three months ended March 31, 2024 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — Other Financing Liabilities, at Fair Value.
Float balances, on which we earn interest referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $1.89 billion and $1.56 billion at March 31, 2024 and December 31, 2023, respectively.

Note 8 — Other Financing Liabilities, at Fair Value
The following table presents financing liabilities carried at fair value which include pledged MSR liabilities recorded in connection with MSR transfers, subservicing retained, that do not qualify for sale accounting, liabilities of consolidated mortgage-backed securitization trusts and MSR excess servicing spread (ESS) financing liability carried at fair value (see Note 13 – Borrowings for ESS financing liability carried at amortized cost).

			Outstanding Balance
Borrowing Type	Collateral	Maturity	March 31, 2024	December 31, 2023
MSR transfers not qualifying for sale accounting (1):
Pledged MSR liability, at fair value - MAV	MSRs	(1)	$402.7	$409.2
Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	119.8	121.0
Pledged MSR liability, at fair value - Others	MSRs	(1)	125.3	115.3
Total Pledged MSR liability, at fair value			647.9	645.5
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	October 2033	5.5	5.6
ESS financing liability, at fair value (3)	MSRs (3)	(3)	253.4	248.9
Total Other financing liabilities, at fair value			$906.8	$900.0
(1)MSRs transferred, subservicing retained, or sold in transactions which do not qualify for sale accounting treatment are accounted for as secured financings. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and the related financing liability (referred as Pledged MSR liability) on our consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as Pledged MSR liability expense in our consolidated statements of operations. Fair value gains and losses of the Pledged MSR liability are recognized in MSR valuation adjustments, net in the consolidated statements of operations - See Note 7 – Mortgage Servicing and Note 9 – MSR Valuation Adjustments, Net.
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
$33.4 billion UPB of MSR and Pledged MSR liability associated with Rithm servicing agreements were derecognized on December 31, 2023 as MSR sale accounting criteria were met. Effective January 1, 2024, as PHH continues to subservice the portfolio, the statement of operations reflects subservicing fee revenue as opposed to the gross presentation of servicing fee revenue and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense prior to January 1, 2024.
The following tables present the activity of the pledged MSR liability recorded in connection with the MSR transfer agreements with MAV and other unrelated parties, including Rithm, that do not qualify for sale accounting.

	Three Months Ended March 31,
Pledged MSR Liability	2024	2023
Beginning balance	$645.5	$931.7
MSR transfers
MSR transfers to MAV	0.2	0.1
MSR transfers to Rithm	(0.1)	—
MSR transfers to others	6.9	4.3
Total MSR transfers	7.0	4.4
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	7.9	(38.3)
Realization of expected cash flows	(12.5)	(14.5)
Total fair value (gain) loss	(4.7)	(52.8)
Ending balance (1)	$647.9	$883.2

(1)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by PHH (shared between PHH and MAV) and other contractual cash flows.

The following table presents the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV and other unrelated parties (including Rithm) that do not qualify for sale accounting and the ESS financing liabilities.

	Three Months Ended March 31,
	2024			2023
	Rithm and Others	MAV	Total	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$18.6	$18.0	$36.6	$59.6	$16.4	$76.0
Less: Subservicing fee retained by Ocwen	(4.6)	(2.5)	(7.1)	(17.3)	(2.2)	(19.5)
Ancillary fee/income and other settlement (including expense reimbursement)	2.4	(0.1)	2.3	3.3	—	3.3
Transferred MSR net servicing fee remittance	$16.5	$15.3	31.8	$45.6	$14.2	59.8
ESS servicing spread remittance			13.1			10.5
Pledged MSR liability expense			$44.9			$70.3
(1)Includes $45.7 million of servicing fees collected on behalf of Rithm, $13.1 million of subservicing fee retained and $32.6 million of net servicing fee remittance in the three months ended March 31, 2023 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.

MAV (Related Party) Transactions
PHH entered into agreements to sell MSR portfolios to its related party MAV, on a bulk and flow basis, for which PHH has been retained as subservicer. While MSR legal title has transferred to MAV, the transactions do not qualify for sale accounting treatment primarily due to the termination restrictions of the subservicing agreement. See Note 11 - Investment in Equity Method Investee and Related Party Transactions. Accordingly, we continue to report the MSR and an associated Pledged MSR liability on our consolidated balance sheet.
Rithm Transactions
Starting in 2012, Ocwen and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, and in all cases have been retained by Rithm as subservicer. As of March 31, 2024, all transactions met sale accounting treatment except for the agreement to sell a $9.7 billion MSR portfolio to Rithm, referred to as Rights to MSRs (or RMSR). While most of the economics and risks of the MSR and related advances have contractually transferred to Rithm, the MSR legal title was retained by Ocwen and the third-party consents required for title transfer were not obtained, causing the transactions to be accounted for as secured financings. Accordingly, we continue to report the MSR and an associated Pledged MSR liability on our consolidated balance sheet.
Prior to December 31, 2023, while MSR legal title had transferred to Rithm, other MSR sale transactions with a UPB of $33.4 billion did not qualify for sale accounting treatment, primarily due to the length of the non-cancellable term of the subservicing agreements. On December 31, 2023, we derecognized $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm servicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria was met. Specifically, with the amendments described below, starting on December 31, 2023, the parties have the right to cancel or decline to renew the servicing agreements within a reasonable period of time.
On May 2, 2022, Ocwen entered into amendments to its servicing agreements with Rithm to extend their terms to December 31, 2023 and provide for subsequent, automatic one-year renewals, unless Ocwen provides six months’ advance notice of termination (by July 1), or Rithm provides three months’ advance notice of termination (by October 1), among other changes. Ocwen and Rithm did not provide notice of termination in 2023. Accordingly, all servicing agreements with Rithm, including the $9.7 billion of RMSR and $34.4 billion of subservicing, are extended through December 31, 2024, with subsequent, automatic one-year renewals.
Rithm has the right to terminate the $9.7 billion RMSRs for convenience, in whole but not in part, subject to three months’ advance notice of termination. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Ocwen’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option, as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Ocwen’s oversight. If such a subservicing arrangement were established, Ocwen would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
Other MSR Capital Partner Transactions
PHH entered into agreements to sell MSR portfolios to different unrelated third parties, referred to as MSR capital partners, on a bulk and flow basis, for which PHH has been retained as subservicer. While MSR legal title has transferred to the MSR capital partners, the transactions do not qualify for sale accounting treatment primarily due to the termination restrictions of the subservicing agreements. Accordingly, we continue to report the MSR and an associated Pledged MSR liability on our consolidated balance sheet.
Note 9 – MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings:
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($2.4 billion fair value asset at March 31, 2024). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($647.9 million fair value liability at March 31, 2024;
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($253.4 million fair value liability at March 31, 2024; and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended March 31,
	2024	2023
Total MSRs (1)	$42.0	$(140.5)
Pledged MSR liabilities (2) (3)	4.7	52.8
ESS financing liabilities (2)	(4.5)	4.7

Derivative fair value gain (loss) (MSR economic hedges) (4)	(53.7)	14.1

MSR valuation adjustments, net	$(11.6)	$(69.0)
(1)Also refer to Note 7 – Mortgage Servicing.
(2)Also refer to Note 8 — Other Financing Liabilities, at Fair Value for additional information related to the ESS financing liability and Pledged MSR liability, including a tabular presentation of activity of the Pledged MSR liability for the reported years.
(3)MSR transfers that do not achieve sale accounting.
(4)Also refer to Note 15 – Derivative Financial Instruments and Hedging Activities.
MSR valuation adjustments, net exclude fair value changes of reverse mortgage loans net of HMBS related-borrowings which are included in our economic MSR interest rate risk hedge strategy (refer to Note 15 – Derivative Financial Instruments and Hedging Activities), and are separately presented as Gain on reverse loans held for investment and HMBS-related borrowings, net within our consolidated statement of operations (refer to Note 5 - Reverse Mortgages).

Note 10 – Receivables

	March 31, 2024	December 31, 2023
Servicing-related receivables:
Government-insured loan claims - Forward	$38.9	$43.6
Government-insured loan claims - Reverse	61.3	64.5
Due from custodial accounts	14.6	13.8
Subservicing fees and reimbursable expenses	12.8	14.3
Receivable from sale of MSRs (holdback)	6.7	5.1
Subservicing fees, reimbursable expenses and other - Due from MAV	0.6	3.4
Other	8.8	4.5
	143.7	149.2
Income taxes receivable (1)	27.0	27.1
Other receivables	4.1	3.6
	174.8	179.9
Allowance for losses	(22.7)	(25.1)
	$152.1	$154.8
(1)Includes $25.6 million and $25.2 million at March 31, 2024 and December 31, 2023, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement.

Allowance for Losses	Three Months Ended March 31,
	2024	2023
Beginning balance	$25.1	$34.3
Provision	4.0	4.0
Charge-offs and other, net	(6.4)	(8.8)
Ending balance	$22.7	$29.5
At March 31, 2024 and December 31, 2023, the allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $22.1 million and $24.6 million, respectively.

Note 11 - Investment in Equity Method Investee and Related Party Transactions
We account for our 15% investment in MAV Canopy under the equity method. Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Ocwen is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Ocwen is entitled to receive a specified portion of the distribution amount available (Promote Distribution), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on the Oaktree member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of March 31, 2024, Ocwen has not recognized any such Promote Distribution income.
PHH entered into a Subservicing Agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. The Subservicing Agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. MAV is permitted to sell the underlying MSR, in whole or in part, without Ocwen’s consent after May 3, 2024. As of March 31, 2024, PHH subserviced a total of $53.4 billion UPB on behalf of MAV under the Subservicing Agreement, of which $28.4 billion of MSRs were previously sold by PHH to MAV and do not qualify for sale accounting and thus remain reported on the consolidated balance sheet of PHH, with a fair value of $413.6 million MSR and $402.7 million Pledged MSR liability - see Note 8 — Other Financing Liabilities, at Fair Value. The fair value of the Pledged MSR liability is determined using the fair value mark provided by third-party valuation experts, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PHH during the expected life of the Subservicing Agreement. We are exposed to a risk of loss of this net $10.9 million asset value if, and to the extent that MAV sells the $28.4 billion MSR portfolio, in whole or in part at a faster pace than anticipated or if prepayments exceeds expectations, among other factors. If MAV sells its whole portfolio, we would be entitled to a Promote Distribution, if any, depending on the then return distribution thresholds, as discussed above. In April 2024, MAV entered into a letter of intent with an unrelated third party to sell approximately $10 billion of its MSR portfolio.
During the three months ended March 31, 2024 and 2023, PHH transferred UPB of $18.0 million and $8.0 million under a flow MSR sale agreement (Recapture Agreement), respectively. During the three months ended March 31, 2024 and 2023, PHH transferred no MSRs to MAV under the various MSR purchase and sale agreements. These MSR sale transactions between PHH and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured financings. See Note 8 — Other Financing Liabilities, at Fair Value.
MAV Canopy, MAV and Oaktree are deemed related parties to Ocwen. In addition to the transactions described above and our 15% equity investment in MAV Canopy, Ocwen issued common stock, warrants and senior secured notes to Oaktree in 2021. See also Note 13 – Borrowings and Note 16 – Interest Expense. In the ordinary course, we regularly share information with Oaktree and discuss various aspects of our relationship. At times, we discuss alternatives to the outcomes contemplated under our agreements when they were originally executed as facts and circumstances change over time. We also discuss modifications to our relationship that we believe could be to our mutual benefit as our respective businesses evolve over time, including alternatives to partially repay our senior secured notes.

Note 12 – Other Assets

	March 31, 2024	December 31, 2023
Contingent loan repurchase asset	$416.3	$343.0
REO	21.8	18.3
Prepaid expenses	21.3	24.2
Derivatives, at fair value	11.9	21.6
Prepaid lender fees, net	8.5	10.1
Intangible assets, net (net of accumulated amortization of $11.0 million and $10.1 million)	5.3	6.2
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Deferred tax asset, net	3.4	3.1
Derivative margin deposit	2.6	12.8
Other	4.6	5.0
	$500.6	$449.2

Note 13 – Borrowings

Advance Match Funded Liabilities		Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	March 31, 2024	December 31, 2023
$500 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-Variable Funding (VF) 5 (2)	August 2025	$50.0	$74.5	$375.5	$409.8
$200 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2)	August 2025	—	136.0	64.0	89.1
$14.4 million EBO Advance facility (3)	May 2026	13.7	—	0.7	0.9
Total Advance match funded liabilities		$63.7	$210.5	$440.2	$499.7

Weighted average interest rate (4)				7.96%	8.07%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At March 31, 2024, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)At March 31, 2024, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(4)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At March 31, 2024 and December 31, 2023, the balance of unamortized prepaid lender fees was $4.6 million and $5.5 million, respectively, and are included in Other assets in our consolidated balance sheets. At March 31, 2024 and December 31, 2023, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 5.33% and 5.35%, respectively.

Mortgage Loan Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	March 31, 2024	December 31, 2023
$200 million Master repurchase agreement (2)	LHFS, Receivables and REO	April 2024	$200.0	$—	$—	$—
$204 million Mortgage warehouse agreement (3)	LHFS and LHFI	May 2024	174.6	—	29.4	71.1
$40 million Mortgage warehouse agreement (4)	LHFI	June 2024	—	40.0	—	—
Master repurchase agreement	LHFS	June 2024	—	1.0	—	—
$50 million Loan and security agreement (5)	LHFS and Receivables	June 2024	—	50.0	—	—
$400 million Participation agreement	LHFS	September 2024	200.6	—	199.4	83.9
$200 million Master repurchase agreement	LHFS, LHFI and Receivables	September 2024	—	131.4	68.6	64.2
$30 million Loan and security agreement	LHFI	September 2024	—	30.0	—	—
$175 million Master repurchase agreement	Loans held for sale (LHFS), Receivables and REO	October 2024	125.0	43.7	6.3	15.7
$500 million Master repurchase agreement (6)	LHFS and LHFI	January 2025	172.1	—	327.9	168.4

Mortgage Loan Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	March 31, 2024	December 31, 2023
OLIT Asset-Backed Notes, Series 2023-HB1 (7)	Reverse LHFS, Receivables and REO	June 2036	—	—	143.6	164.4
OLIT Asset-Backed Notes, Series 2024-HB1 (7)	Reverse LHFS, Receivables and REO	February 2037	—	—	212.3	—
$350 million Mortgage warehouse agreement (8)	LHFS	N/A	350.0	—	—	—
$230 million Mortgage warehouse agreement (9)	LHFS and Receivables	(9)	218.6	—	11.4	12.2
Master repurchase agreement (10)	LHFS	(10)	—	—	150.2	151.7
Total Mortgage loan financing facilities			$1,440.8	$296.1	$1,149.2	$731.6
Unamortized discount and debt issuance costs - OLIT Notes					(40.2)	(21.0)
Total Mortgage loan financing facilities, net					$1,108.9	$710.6

Weighted average interest rate (11)					5.80%	6.15%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, $33.9 million of the available borrowing capacity could be used at March 31, 2024 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)On April 1, 2024, we voluntarily allowed the facility to mature.
(3)In April 2024, the maturity date was extended to May 30, 2024.
(4)In April 2024, the maturity date was extended to June 28, 2024.
(5)This revolving facility agreement provides committed borrowing capacity secured by eligible HECM loans that are active buyouts, as defined in the agreement. In March 2024, the maturity date was extended to June 30, 2024.
(6)In January 2024, the maturity date was extended to January 3, 2025.
(7)In June 2023 and February 2024, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of $264.9 million and $$268.6 million, at a discount and a mandatory call date of June 2026 and February 2027, respectively, both with a stated interest rate of 3.0%. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 – Securitizations and Variable Interest Entities.
(8)This agreement has no stated maturity date.
(9)The agreement has no stated maturity date, however each transaction has a maximum duration of four years.
(10)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 90-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. Each certificate is renewed monthly. In April 2024, we voluntarily increased the trust certificates by $50.0 million to $200.0 million. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(11)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At March 31, 2024 and December 31, 2023, unamortized prepaid lender fees were $0.6 million and $1.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	March 31, 2024	December 31, 2023
$365 million GSE MSR financing facility (2)	MSRs	June 2024	$—	$106.7	$258.3	$242.9
$300 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	February 2025	80.9	—	219.1	212.5
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (4)	MSRs	February 2025	—	—	35.6	39.2
2022-PLS1 Notes Issuer Membership Interest Master repurchase agreement (5)	MSRs	February 2025	—	—	34.0	—
$400 million GSE MSR financing facility (6)	MSRs	December 2025	—	9.0	391.0	393.9
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	26.7	28.1
Total MSR financing facilities			$80.9	$115.7	$964.7	$916.6
Unamortized debt issuance costs - PLS Notes (7)					(0.6)	(0.4)
Total MSR financing facilities, net					$964.1	$916.2

Weighted average interest rate (8)					8.24%	8.18%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, none of the available borrowing capacity could be used at March 31, 2024 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)PHH’s obligations under this facility are secured by a lien on certain related MSRs. Ocwen guarantees the obligations of PHH under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility.
(3)PHH’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Ocwen guarantees the obligations of PHH under the facility. We are subject to daily margining requirements under the terms of the facility. In March 2024, the maturity date was extended to February 25, 2025 and the uncommitted borrowing capacity was increased to $300.0 million.
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
(5)On March 4, 2024, PHH entered into a $34.0 million repurchase agreement pursuant to which PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and has agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Ocwen guarantees the obligations of PHH under the facility subject to the terms and conditions set forth in the guaranty. We are subject to daily margining requirements under the terms of the facility. Refer to Note 2 – Securitizations and Variable Interest Entities for additional information regarding PLS Issuer and the PLS Notes.
(6)This facility is secured by a lien on certain of PHH’s Agency MSRs and is subject to daily margining requirements. Any outstanding borrowings on the revolving loan will convert into a term loan in November 2024.
(7)At March 31, 2024 and December 31, 2023, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $3.3 million and $3.6 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			March 31, 2024	December 31, 2023
PMC Senior Secured Notes (2)	7.875%	March 2026	$312.6	$360.0
OFC Senior Secured Notes (due to related parties) (3)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285.0	285.0
Principal balance			597.6	645.0

Unamortized discount			(0.7)	(0.9)
Unamortized debt issuance costs			(2.4)	(3.0)
PMC Senior Secured Notes			(3.1)	(3.9)

Unamortized discount			(36.7)	(39.1)
Unamortized debt issuance costs			(5.8)	(6.2)
OFC Senior Secured Notes			(42.6)	(45.3)
			$552.0	$595.8
(1)Excludes the effect of the amortization of debt issuance costs and discount.
(2)Redeemable at 101.969% before March 15, 2025, at par thereafter. The Indenture contains customary covenants for debt securities of this type that limit the ability of PHH Corporation and its restricted subsidiaries (including PHH) to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur liens, (iii) pay dividends on or make distributions in respect of PHH Corporation’s capital stock or make other restricted payments, (iv) make investments, (v) consolidate, merge, sell or otherwise dispose of certain assets, and (vi) enter into transactions with Ocwen’s affiliates.
(3)Redeemable at par plus a make-whole premium prior to March 4, 2026, at par thereafter. The make-whole premium represents the present value of all scheduled interest payments due through March 4, 2026. The Notes are solely the obligation of Ocwen and are secured by a pledge of substantially all of the assets of Ocwen, including a pledge of the equity of Ocwen’s directly held subsidiaries.
During March 2024, we repurchased a total of $47.4 million of the PMC Senior Secured Notes in the open market for a price of $45.5 million and recognized a $1.4 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. On January 25, 2024, S&P affirmed the issuer credit rating for Ocwen of “B-” and the “B” rating of the PMC Senior Secured Notes. On April 12, 2024, Moody’s upgraded PHH’s long-term corporate family ratings to “B3" from “Caa1” and revised their outlook to Stable from Positive. Moody’s also affirmed its “B2” rating of the PMC Senior Secured Notes.
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at March 31, 2024, excluding additional Agency minimum requirements, is a minimum of $275.0 million and $300.0 million, tangible net worth for Ocwen and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at March 31, 2024, excluding additional Agency minimum requirements, is for a minimum of $75.0 million for both Ocwen and PHH consolidated liquidity. The minimum tangible net worth and liquidity requirements at PHH contained in some debt agreements are also subject to the minimum requirements set forth by the Agencies. See Note 19 – Regulatory Requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at March 31, 2024:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$185.1	$—	$—	$185.1
Restricted cash	66.1	66.1	19.5	—
Loans held for sale	1,028.9	980.3	986.1	48.6
Loans held for investment - securitized (2)	8,018.2	8,018.2	7,945.0	—
Loans held for investment - unsecuritized	106.8	69.7	61.0	37.1
MSRs (3)	1,708.6	1,713.4	1,181.4	0.3
Advances, net	602.7	507.8	476.6	95.0
Receivables, net	152.1	55.2	61.7	96.9
REO	21.8	19.2	20.9	2.6
Total (4)	$11,890.5	$11,430.1	$10,752.2	$465.5
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

March 31, 2024
Specified net servicing advances	$167.3
Specified deferred servicing fee	4.2
Specified MSR value less borrowings	631.6
Specified unrestricted cash balances	111.1
Specified advance facility reserves	11.7
Specified loan value	79.6
Specified residual value	—
Total	$1,005.5

Note 14 – Other Liabilities

	March 31, 2024	December 31, 2023
Contingent loan repurchase liability	$416.3	$343.0
Other accrued expenses	59.0	67.5
Checks held for escheat	53.7	52.0
Due to Rithm - Advance collections and servicing fees	50.0	50.3
Servicing-related obligations	37.1	48.4
Liability for indemnification obligations	37.8	35.5
Liability for uncertain tax positions	12.5	12.2
Liability for unfunded pension obligation and India gratuity plan	9.5	9.2
Lease liability	9.4	10.2
Accrued legal fees and settlements	9.2	8.3
Accrued interest payable	8.2	14.3
Income taxes payable	9.3	8.2
Derivatives, at fair value	7.1	7.0
Derivative related payables	5.7	10.7
Mortgage insurance premium payable	5.0	5.0
MSR purchase price holdback	4.4	3.8
Excess servicing fee spread payable	3.4	3.6
Other	3.5	3.2
	$741.0	$692.3

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the three months ended March 31, 2024 and 2023.

	March 31, 2024			December 31, 2023
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	April 2024	$40.0	$0.2	N/A	$—	$—
Forward loans IRLCs	April - July 2024	1,176.6	4.5	January - May 2024	592.5	5.1
Reverse loans IRLCs	May 2024	25.5	0.6	February 2024	22.1	0.6
TBA forward MBS trades	April - June 2024	1,665.7	5.9	January - March 2024	1,818.6	10.1
Forward sales of Forward loans	April 2024	130.0	0.1	January 2024	5.5	—
Interest rate swap futures	June 2024	215.0	0.7	March 2024	790.0	3.9
Interest rate option contracts	N/A	—	—	January 2024	750.0	1.9
Total		$3,252.9	$11.9		$3,978.7	$21.6
Derivative Liabilities (Other liabilities)
Forward sales of Reverse loans	N/A	—	—	January 2024	50.0	(0.1)
TBA forward MBS trades	April - June 2024	2,097.7	(5.3)	January - March 2024	854.9	(6.8)
Forward sales of Forward loans	April 2024	50.0	(0.3)	N/A	—	—
Interest rate swap futures	June 2024	635.0	(1.4)	N/A	—	—
Other	N/A	—	—	N/A	15.3	(0.1)
Total		$2,782.7	$(7.1)		$920.2	$(7.0)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statements of operations.

	Three Months Ended March 31,		Financial Statement Line
Gain (Loss)	2024	2023
Derivative Instruments
Forward loans IRLCs	$(0.6)	$5.7	Gain on loans held for sale, net
Reverse loans IRLCs	—	(0.1)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	(0.3)	—	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	4.9	(16.4)	Gain on loans held for sale, net (Economic hedge)
Interest rate swap futures, TBA trades and interest rate option contracts (economically hedging MSR)	(53.7)	14.1	MSR valuation adjustments, net
Forward sales of Reverse loans	0.3	—	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	—	0.3	Other, net
Total	$(49.3)	$3.5
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
With a partial hedge coverage ratio, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve, the convexity of the MSR, the basis risk inherent in the MSR profile and hedging instruments, and hedge costs among other factors. We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 18 – Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
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

Note 16 – Interest Expense

	Three Months Ended March 31,
	2024	2023
Mortgage loan financing facilities	$18.7	$13.6
MSR financing facilities	17.9	17.5
OFC Senior Secured Notes (1)	11.2	10.8
Advance match funded liabilities	10.4	10.7
PMC Senior Secured Notes	7.4	7.8
Escrow	1.8	1.9
	$67.4	$62.3
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.7 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	2024	2023
Basic earnings (loss) per share
Net income (loss)	$30.1	$(40.2)

Weighted average shares of common stock outstanding	7,711,534	7,533,561

Basic earnings (loss) per share	$3.91	$(5.34)

Diluted earnings (loss) per share
Net income (loss)	$30.1	$(40.2)

Weighted average shares of common stock outstanding	7,711,534	7,533,561
Effect of dilutive elements
Common stock warrants	68,584	—
Stock option awards	—	—
Common stock awards	266,070	—
Dilutive weighted average shares of common stock	8,046,188	7,533,561

Diluted earnings (loss) per share	$3.74	$(5.34)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	31,944	34,657
Market-based (2)	188,344	56,281
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Ocwen’s stock price.

Note 18 – Business Segment Reporting
Our business segments reflect the internal reporting that our Chief Executive Officer uses to evaluate our operating and financial performance and to assess the allocation of our resources. Our current reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the three months ended March 31, 2024, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Effective in the fourth quarter of 2023, the Servicing segment includes CR Limited (CRL), our wholly-owned captive reinsurance subsidiary previously included in the Corporate Items and Other segment. Segment results for the three months ended March 31, 2023 have been recast to conform to the current segment presentation.
Financial information for our segments is as follows:

	Three Months Ended March 31, 2024
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$204.2	$0.3	$—	$204.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	8.6	6.8	—	15.4
Gain on loans held for sale, net	1.8	9.1	—	10.9
Other revenue, net	4.5	3.8	—	8.3
Revenue	219.1	20.0	—	239.1

MSR valuation adjustments, net	(12.5)	0.9	—	(11.6)

Operating expenses
Compensation and benefits	25.3	10.2	18.1	53.6
Servicing and origination	13.3	1.4	0.3	15.0
Technology and communications	6.1	1.7	4.9	12.7
Professional services	7.1	0.3	4.6	12.0
Occupancy, equipment and mailing	6.8	0.5	0.4	7.7
Corporate overhead allocations	10.9	3.9	(14.8)	—
Other expenses	1.1	1.0	1.3	3.4
Operating expenses	70.6	19.0	14.8	104.4

Other income (expense):
Interest income	6.7	9.7	1.1	17.5
Interest expense	(45.8)	(10.4)	(11.2)	(67.4)
Pledged MSR liability expense	(44.9)	—	—	(44.9)
Earnings of equity method investee	2.7	—	—	2.7
Gain on extinguishment of debt	—	—	1.4	1.4
Other, net	(0.5)	(0.1)	—	(0.6)
Other income (expense), net	(81.8)	(0.8)	(8.6)	(91.3)

Income (loss) before income taxes	$54.2	$1.1	$(23.4)	$31.8

	Three Months Ended March 31, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$231.8	$0.4	$—	232.2
Gain on reverse loans held for investment and HMBS-related borrowings, net	14.0	7.2	—	21.2
Gain (loss) on loans held for sale, net	(1.3)	4.1	—	2.8
Other revenue, net	2.5	3.1	—	5.6
Revenue	247.0	14.8	—	261.8

MSR valuation adjustments, net	(70.9)	1.9	—	(69.0)

Operating expenses
Compensation and benefits	29.4	9.6	19.0	58.0
Servicing and origination	15.2	0.2	0.3	15.7
Technology and communications	6.3	1.7	5.4	13.4
Professional services	7.9	0.4	4.9	13.3
Occupancy, equipment and mailing	7.7	0.5	0.6	8.8
Corporate overhead allocations	11.5	4.8	(16.3)	—
Other expenses	2.3	1.5	1.2	4.9
Operating expenses	80.3	18.7	15.1	114.1

Other income (expense):
Interest income	4.1	9.0	1.0	14.1
Interest expense	(41.6)	(9.9)	(10.8)	(62.3)
Pledged MSR liability expense	(70.3)	—	—	(70.3)
Earnings of equity method investee	0.3	—	—	0.3
Gain on extinguishment of debt	—	—	—	—
Other, net	(0.4)	0.2	1.4	1.2
Other income (expense), net	(107.9)	(0.7)	(8.4)	(117.0)

Income (loss) before income taxes	$(12.0)	$(2.7)	$(23.6)	$(38.3)

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
March 31, 2024	$12,003.9	$835.2	$250.9	$13,090.1
December 31, 2023	11,687.6	551.9	274.3	12,513.7

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
We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, liquidity requirements, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. PHH’s minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers were updated by the GSEs and Ginnie Mae effective September 30, 2023.
We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements at March 31, 2024. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations referenced above are mostly based on the UPB of assets serviced by PHH. Under the applicable formula, the required minimum net worth was $447.9 million at March 31, 2024. PHH’s adjusted net worth was $546.7 million at March 31, 2024. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PHH and the required minimum liquidity was $121.1 million at March 31, 2024. PHH’s eligible liquidity, as defined, for licensing and seller/servicer obligations was $233.5 million at March 31, 2024.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of March 31, 2024. We are currently implementing certain actions intended to achieve compliance with the requirements. We intend to operate our Ginnie Mae issuer activities through a dedicated, wholly owned subsidiary subject to the risk-based capital rules. We are in the process of applying for regulatory approvals necessary to operate. If we are unable to execute this solution in a manner satisfactory to Ginnie Mae and other regulators, we may be required to sell all Ginnie Mae related forward mortgage assets under uncertain conditions before December 31, 2024 and incur transition costs; as a result, our financial results, liquidity, financing activities and reputation could be negatively impacted. In addition, we continuously evaluate our capital allocation based on investment returns and market conditions among other factors; we may determine that the sale of the Ginnie Mae related mortgage portfolio provides the best outcome for our shareholders and we may re-evaluate our participation in the Ginnie Mae lending programs overall. As of March 31, 2024, our forward owned servicing portfolio included government-insured loans with a UPB of $19.5 billion, 11% of our total forward owned MSR servicing portfolio or 6% of our total UPB serviced and subserviced.
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

Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at March 31, 2024. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the three months ended March 31, 2024, we funded $59.5 million out of the $1.8 billion borrowing capacity as of December 31, 2023. We also had short-term commitments to lend $1.2 billion and $25.5 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at March 31, 2024. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at March 31, 2024.

Securitized HECM loans at less than 92% MCA	$7,163.9
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	259.9
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	198.0
Total Securitized HECM loans UPB	$7,621.8
For the three months ended March 31, 2024 and 2023, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $41.9 million and $91.9 million, respectively. Activity with regard to HMBS repurchases for the three months ended March 31, 2024 is as follows:

	Active	Inactive	Total
Beginning balance	$55.4	$130.6	$186.0
Additions	26.1	15.8	41.9
Recoveries, net (1)	(36.6)	(14.5)	(51.1)
Transfers	0.8	(0.8)	—
Changes in value	—	(1.1)	(1.1)
Ending balance	$45.7	$130.0	$175.7
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
For the three months ended March 31, 2024, servicing and subservicing fees from Rithm amounted to $24.9 million, or 16% of total servicing and subservicing fees (excluding ancillary income). As of March 31, 2024, Rithm represented 15% and 25%, respectively, of UPB and loan count of our total servicing and subservicing portfolio, and approximately 66% of all delinquent loans that Ocwen services. Our Subservicing Agreements and Servicing Addendum with Rithm provide for automatic one-year renewals, unless Ocwen or Rithm provide advance notice of termination. Ocwen and Rithm did not provide their respective notice of termination in 2023. Accordingly, the servicing agreements with Rithm are extended through December 31, 2024, with subsequent, automatic one-year renewals. If Rithm exercises its right to terminate all or some of the agreements (for convenience by October 2024 or for cause at any time), we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm servicing agreements. The impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — Other Financing

Liabilities, at Fair Value. Other liabilities recorded on our consolidated balance sheets are disclosed in Note 14 – Other Liabilities.
In addition, for the three months ended March 31, 2024, servicing and subservicing fees from MAV amounted to $20.0 million or 13% of total servicing and subservicing fees (excluding ancillary income). As of March 31, 2024, our servicing and subservicing portfolio with MAV represented $53.4 billion UPB, or 18% of the UPB and 14% of the loan count in our total servicing and subservicing portfolio. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Ocwen’s consent after May 3, 2024. See Note 11 - Investment in Equity Method Investee and Related Party Transactions and Note 8 — Other Financing Liabilities, at Fair Value.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $9.2 million at March 31, 2024. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at March 31, 2024.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending a class action lawsuit challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, in Jones v. PHH Mortg. Corp., et al. (D. NJ), which we have filed a motion to dismiss. In addition, between November 2022 and June 2023, we settled the previously disclosed cases of Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. CA), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), and Williams v. PHH Mortg. Corp., et al. (S.D. TX).
In addition, we continue to be involved in legacy matters arising prior to Ocwen’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH Corporation’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Ocwen will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $9.2 million legal and regulatory accrual referenced above. At this time, Ocwen is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Ocwen is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Ocwen marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. In October 2023, the parties reached a tentative settlement to resolve the lawsuit prior to trial. A hearing on the parties’ motion for preliminary approval was scheduled for February 29, 2024, but the court postponed that hearing pending the submission of certain additional briefing, which the parties filed on March 8, 2024. On March 29, 2024, the district court entered an order granting preliminary approval of the parties’ settlement agreement, and directing notice to the settlement class. The notice process will commence 30 days from entry of the March 29 order, and the court also set a Final Fairness Hearing for September 5, 2024. If the proposed settlement is not ultimately approved, Ocwen will vigorously defend itself. Ocwen is unable to predict the outcome of this lawsuit, the possible loss or range of loss, if any, associated with the resolution of such lawsuit or the potential impact on us or our operations. If our efforts to settle or defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Ocwen may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.

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
We regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits, and engage with us on various matters. We have in the past resolved, and may in the future resolve, matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition.
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
At March 31, 2024 and March 31, 2023, we had outstanding representation and warranty repurchase demands of $25.3 million UPB (75 loans) and $31.0 million UPB (127 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Three Months Ended March 31,
	2024	2023
Beginning balance (1)	$32.9	$41.6
Provision for (reversal of) representation and warranty obligations	(0.3)	2.7
Provision for representation and warranty obligations - New production liability	0.3	0.3
Charge-offs and other (2)	1.8	(2.7)
Ending balance (1)	$34.7	$41.9
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at March 31, 2024.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. PHH is one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicer based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs. We serviced or subserviced 1.4 million loans with a total UPB of $302.3 billion on behalf of more than 3,900 investors and 116 subservicing clients as of March 31, 2024. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.
The table below summarizes the volume of Originations by channel in the first quarter of 2024, compared with the volume of the preceding quarter and the corresponding quarter of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In the first quarter of 2024, we added $23.2 billion of new volume, mainly $17.8 billion of new subservicing and $4.6 billion of non-bulk new servicing, as further detailed in the below table.

$ In billions	UPB			$ Change
	Three Months Ended			Q1 2024 vs Q4 2023	Q1 2024 vs Q1 2023
	March 31,	December 31,	March 31,
	2024	2023	2023
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.1	$0.1	$0.1	$—	$0.1
Correspondent MSR (1)	2.7	2.8	2.4	(0.1)	0.2
Flow and Agency Cash Window MSR purchases (2)	1.6	2.5	1.8	(0.9)	(0.2)
Reverse mortgage servicing (3)	0.2	0.2	0.1	—	—
Total servicing	4.6	5.6	4.5	(1.0)	0.1
Bulk purchases (2)	0.8	0.1	0.2	0.7	0.5
Total servicing additions	5.4	5.7	4.7	(0.3)	0.7
Interim forward subservicing	1.7	1.9	1.2	(0.3)	0.5
Other new forward subservicing	16.1	1.8	11.5	14.2	4.6
Reverse subservicing	—	0.1	0.1	(0.1)	—
Total Subservicing additions (4)	17.8	3.9	12.8	13.9	5.0
Total servicing and subservicing UPB additions	$23.2	$9.5	$17.5	$13.6	$5.7
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

The following table summarizes the average volume of our Servicing segment during the first quarter of 2024, compared with the preceding quarter and the corresponding quarter of the prior year. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the gross revenue and expenses, and their timing. Our average total servicing and subservicing UPB remained flat at $291 billion during the first quarter of 2024 as compared to prior quarter, and the composition of owned MSR and subservicing remained constant, as further detailed in the below table.

$ In billions	Average UPB			$ Change
	Three Months Ended			Q1 2024 vs Q4 2023	Q1 2024 vs Q1 2023
	March 31,	December 31,	March 31,
	2024	2023	2023
Owned MSR	$123.2	$121.4	$127.0	$1.8	$(3.7)
Rithm	44.6	45.5	48.6	(0.9)	(4.0)
MAV	54.6	56.3	49.3	(1.7)	5.4
Subservicing (including reverse subservicing)	51.6	52.0	60.6	(0.5)	(9.0)
Reverse mortgage loans (owned)	8.1	7.9	7.6	0.2	0.5
Other servicing (including whole loans)	0.7	0.8	0.8	(0.1)	—
Other MSR capital partners	8.5	8.2	0.2	0.3	8.3
Total servicing and subservicing UPB (average)	$291.4	$292.2	$294.1	$(0.8)	$(2.7)
As of March 31, 2024 and December 31, 2023, the total servicing and subservicing UPB amounted to $302.3 billion and $288.4 billion, respectively, a net increase of $13.9 billion or 5%.
The following table presents key market interest rates and respective changes in the periods presented. As further discussed, the 30-year fixed rate mortgage is a key driver of the Originations volumes, the 10-year Treasury rate is a key benchmark for MSR valuation and hedging activities, and the 1-month SOFR is a key benchmark for the profitability of our Servicing segment (including float earnings and asset-backed financing cost). The average 30-year fixed rate mortgage rate declined 56 basis points quarter over quarter. The 10-year Treasury rate increased by 32 basis points quarter-over-quarter. Average 1-month SOFR remained constant in the current quarter as compared to the fourth quarter of 2023.

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
30-year fixed rate mortgage (1)
Average	6.74%	7.30%	6.38%
End of period	6.79%	6.61%	6.32%

10-year Treasury rate (end of period)	4.20%	3.88%	3.48%

1-month Term SOFR (average)	5.33%	5.34%	4.61%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey

Financial Highlights
Results of operations for the first quarter of 2024
•Net income of $30.1 million, or $3.91 per share basic and $3.74 per share diluted
•Servicing and subservicing fee revenue of $204.5 million
•Originations gain on sale of $9.1 million
•$28.3 million MSR valuation gain attributable to rate and assumption changes, net of hedging
Financial condition at the end of the first quarter of 2024
•Stockholders’ equity of $432.1 million, or $55.51 book value per common share
•MSR investment of $2.4 billion, up $102.4 million, and a $0.8 billion decrease in the average servicing and subservicing UPB as compared with the previous quarter
•Cash position of $185.1 million
•Total assets of $13.1 billion
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
•Delivering industry top-tier servicing operational performance and driving increased borrower and client satisfaction;
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
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2023.

Condensed Statements of Operations	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023

Revenue	$239.1	$277.3	(14)%	$261.8	(9)%
MSR valuation adjustments, net	(11.6)	(98.0)	(88)	(69.0)	(83)
Operating expenses	104.4	103.7	1	114.1	(8)
Other income (expense), net	(91.3)	(121.2)	(25)	(117.0)	(22)
Income (loss) before income taxes	31.8	(45.6)	(170)	(38.3)	(183)
Income tax expense	1.7	1.8	(7)	1.9	(11)
Net income (loss)	$30.1	$(47.4)	(163)%	$(40.2)	(175)%

Segment income (loss) before income taxes
Servicing	$54.2	$(17.8)	(404)%	$(12.0)	(550)%
Originations	1.1	0.2	507	(2.7)	(139)
Corporate Items and Other	(23.4)	(28.0)	(16)	(23.6)	(1)
	$31.8	$(45.6)	(170)%	$(38.3)	(183)%
Ocwen reported $30.1 million net income in the first quarter of 2024, an increase of $77.5 million as compared to the $47.4 million net loss in the fourth quarter of 2023, mostly driven by the following:
•A $38.2 million decrease in revenue, with a $41.2 million decrease in Servicing revenue partially offset by an increase in Originations revenue. The Servicing revenue decrease is primarily due to the effects of our derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. The decrease in servicing revenue was fully offset by a decrease in Pledged MSR liability expense resulting in no impact to Ocwen’s profitability - further discussed below.
•An $86.4 million lower loss on MSR valuation adjustments, net primarily due to favorable rate and assumption updates, net of hedging, mostly driven by an increase in market interest rates in the current quarter vs. a decline in the prior quarter (the 10-year Treasury rate increased by 32 basis points in the first quarter of 2024 and declined by 71 basis points in the fourth quarter of 2023).
•A $30.0 million decrease in Other expense, net, primarily due to a $31.6 million decrease in Pledged MSR liability expense largely attributed to the effects of our derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023, as discussed above, and a $1.4 million gain on extinguishment of $47.4 million PMC Senior Secured Notes repurchased in the first quarter of 2024.
On December 31, 2023, we derecognized from our balance sheet $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm servicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria was met. As PHH continues to subservice the portfolio, our statement of operations in 2024 reflects subservicing fee revenue as opposed to the gross presentation of servicing fee revenue and offsetting servicing fee remittances within Pledged MSR liability expense, a component of Other income (expense), net, prior to December 31, 2023. These required presentation changes do not affect the amount of net fee retained by Ocwen in connection with the Rithm servicing agreements. For comparison purposes, the statement of operations for the three months ended December 31, 2023 reflects $29.6 million servicing fee collected on behalf of and remitted to Rithm and reported both as Revenue (Servicing and subservicing fees) and as Other income (expense), net (Pledged MSR liability expense) associated with the MSR that achieved sale accounting treatment on December 31, 2023, with no impact on Net income (loss). Similarly, the servicing fee collected on behalf of and remitted to Rithm amounted to $32.6 million for the three months ended March 31, 2023.

Total Revenue
The below table presents total revenue by segment:

Revenue	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Servicing	$219.1	$260.3	(16)%	$247.0	(11)%
Originations	20.0	17.0	18	14.8	35
Corporate	—	—	(100)	—	n/m
Total segment revenue	$239.1	$277.3	(14)%	$261.8	(9)%

n/m: not meaningful
Total segment revenue for the three months ended March 31, 2024 decreased $38.2 million, or 14% as compared to the three months ended December 31, 2023, mostly due to the accounting presentation change of Rithm servicing fees upon MSR derecognition discussed above:
•The $41.2 million decrease in Servicing revenue is mostly driven by a $35.1 million decrease in servicing and subservicing fees largely due to the effects of our derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023 ($29.6 million fees collected and remitted to Rithm recognized in the three months ended December 31, 2023), and a seasonal reduction of float earnings. Gain on reverse loans held for investment and HMBS-related borrowings, net decreased $11.1 million attributed to higher market interest rates, partially offset by tighter yield spread. These declines were partially offset by $4.5 million additional gains on loans held for sale mostly driven by reverse mortgage loan buyouts.
•The $3.0 million increase in Originations revenue is mostly driven by higher margins across all of our channels. Our forward channels reported a $2.1 million increase in gains on sale mostly attributed to our Consumer Direct channel due to both an increase of volume and an increase of margin. The increase in margin is the result of our disciplined pricing management and execution. Our reverse channels reported a $1.2 million increase in gains driven by higher margins in all three channels, partially offset by lower origination volume in our correspondent and wholesale channels.
As compared to the three months ended March 31, 2023, total segment revenue for the three months ended March 31, 2024 was $22.7 million or 9% lower, due to a $28.0 million decline in Servicing revenue offset by a $5.2 million increase in Originations revenue.
•The decline in Servicing revenue is mostly due to a $27.6 million decrease in servicing and subservicing fees largely due to the effects of our derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023, as discussed above ($32.6 million fees collected and remitted to Rithm recognized in the three months ended March 31, 2023), and a $5.5 million decline in Gain on reverse loans held for investment and HMBS-related borrowings, net due to a decline in unrealized fair value gains mostly attributable to an increase in market interest rates (vs. a decrease during the three months ended March 31, 2023) and a less significant yield spread tightening in the current period as compared to the corresponding quarter of the prior year. These declines were partially offset by a gain recognized in the first quarter of 2024 on reverse mortgage loan buyouts.
•The increase in Originations revenue is primarily driven by a $4.9 million increase in gain on sale of forward loans due to an increase in margin and volume for both our Correspondent and Consumer Direct channels.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Realization of expected cash flows (runoff)	$(39.9)	$(36.6)	$(35.7)

Fair value gains (losses) due to rate and assumption changes	82.0	(148.0)	(47.4)
MSR hedging derivative fair value gain (loss)	(53.7)	86.6	14.1
Sub-total fair value gains (losses) due to rates and assumptions, net of hedging (1)	28.3	(61.4)	(33.3)
MSR valuation adjustments, net	$(11.6)	$(98.0)	$(69.0)
(1)Excludes fair value changes of reverse mortgage loans held-for-investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail.
The $11.6 million loss on MSR valuation adjustments, net for the three months ended March 31, 2024 is comprised of $39.9 million runoff, $82.0 million fair value gain attributed to rate and assumption changes and $53.7 million loss on MSR hedging derivatives. MSR valuation adjustments, net increased by $86.4 million (lower loss) in the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 largely driven by interest rates, as discussed below.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. As our owned MSR remained flat quarter over quarter, the unfavorable $3.3 million increase in runoff quarter-over-quarter is mostly due to lower average market rates in the first quarter 2024 as compared to the fourth quarter of 2023 resulting in shorter projected MSR life.
•The $82.0 million fair value gain due to rate and assumption changes is attributed to a rise of interest rates in the quarter and favorable assumption updates to reflect market participant perspectives on MSRs with actual trade pricing levels. The 10-year Treasury rate increased 32 basis points in the three months ended March 31, 2024. The change from a $148.0 million fair value loss in the three months ended December 31, 2023 to a gain in the three months ended March 31, 2024 is mostly driven by changes in market interest rates as the 10-year Treasury rate decreased 71 basis points in three months ended December 31, 2023.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value losses or gains, respectively, of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $53.7 million derivative loss recognized in the three months ended March 31, 2024 is primarily driven by rate increase with the 10-year Treasury rate increase of 32 basis points. The change from $86.6 million hedging gains in the three months ended December 31, 2023 is mainly due to respective changes in interest rates. Also refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.

Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Compensation and benefits	$53.6	$57.8	(7)%	$58.0	(8)%
Servicing and origination	15.0	8.5	77	15.7	(4)
Technology and communications	12.7	13.1	(3)	13.4	(5)
Professional services	12.0	12.4	(3)	13.3	(9)
Occupancy, equipment and mailing	7.7	7.6	1	8.8	(12)
Other expenses	3.4	4.3	(20)	4.9	(33)
Total operating expenses	$104.4	$103.7	1%	$114.1	(8)%

Average headcount	4,486	4,588	(2)%	4,796	(6)%
Compensation and benefits expense for the three months ended March 31, 2024 decreased $4.2 million, or 7% as compared to the three months ended December 31, 2023, mostly due to lower incentive compensation attributed to a decrease in the fair value of cash-settled share-based awards in the quarter following the decline of our common stock price, as compared to an increase in the prior quarter, and a decrease in equity classified share-based awards expense.
As compared to the three months ended March 31, 2023, Compensation and benefits expense for the three months ended March 31, 2024 decreased $4.4 million, or 8% largely due to a $2.9 million decrease in salaries and benefits and a $1.3 million decrease in severance expense. Our total average headcount declined 6%, mostly driven by a 15% reduction in our average U.S. based Servicing headcount, reflecting our ongoing goal to improve efficiencies and create an industry leading cost structure.
Servicing and origination expense for the three months ended March 31, 2024 increased $6.5 million as compared to the three months ended December 31, 2023, mostly due to favorable adjustments recognized in the three months ended December 31, 2023. The $4.6 million increase in Servicing expense is mostly driven by mortgage insurance premium refunds and favorable adjustments to captive reinsurance losses recognized during the three months ended December 31, 2023. The $1.9 million increase in Originations expense is largely driven by a provision release for representation and warranty indemnification recorded in the three months ended December 31, 2023 due to favorable resolution of demands.
As compared to the three months ended March 31, 2023, Servicing and origination expenses for the three months ended March 31, 2024 was mostly flat, with a lower provision for indemnification in Servicing in the three months ended March 31, 2024, largely offset by the effect of a release of provision for representation and warranty indemnification recorded in the first quarter of 2023 in Originations.
The other operating expenses in the table above (excluding Compensation and benefits and Servicing and originations expense) for the three months ended March 31, 2024 were mostly flat as compared to the three months ended December 31, 2023 and the three months ended March 31, 2023.
Other Income (Expense)

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Net interest expense	$(49.9)	$(50.9)	(2)%	$(48.2)	4%
Pledged MSR liability expense	(44.9)	(76.5)	(41)	(70.3)	(36)
Earnings of equity method investee	2.7	1.4	95	0.3	978
Gain on extinguishment of debt	1.4	0.1	n/m	—	n/m
Other, net	(0.6)	4.7	(112)	1.2	(158)
Other income (expense), net	$(91.3)	$(121.2)	(25)%	$(117.0)	(22)%
Net interest expense for the three months ended March 31, 2024 remained mostly flat as compared to the three months ended December 31, 2023. As compared to the three months ended March 31, 2023, Net interest expense for the three months ended March 31, 2024 increased $1.7 million, mostly driven by the additional financing cost incurred in connection with our acquisition and private label securitization of reverse mortgage buyouts.
During the three months ended March 31, 2024, we repurchased a total of $47.4 million of the PMC Senior Secured Notes in the open market for a price of $45.5 million and recognized a $1.4 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
Other, net for the three months ended March 31, 2024 decreased $5.2 million, as compared to the three months ended December 31, 2023, largely due to the recognition in the fourth quarter of 2023 of $5.7 million of compensation from a subservicer related to a negotiated subservicing termination on a company-owned MSR. The payment received offset an unfavorable impact to the fair value of the associated MSRs (reported as a loss in MSR valuation adjustments, net). As compared to the three months ended March 31, 2023, Other, net for the three months ended March 31, 2024 decreased $1.8 million driven by an increase in early payoff protection expense, among other factors.
Refer to Servicing segment for discussion of Pledged MSR liability expense (primarily impacted by the accounting presentation change of the derecognized Rithm MSR on December 31, 2023) and Earnings of equity method investee (primarily impacted by the fair value changes of MAV’s MSR portfolio).
Income Tax Expense (Benefit)

	Three Months Ended			Three Months Ended March 31, 2023
	March 31,	December 31,	% Change		% Change
	2024	2023
Income tax expense (benefit)	$1.7	$1.8	(7)%	$1.9	(11)%
Income (loss) before income taxes	$31.8	$(45.6)	(170)	$(38.3)	(183)
Effective tax rate	5.2%	(3.9)%	(234)%	(5.0)%	(206)%
Our effective tax rate for the periods is lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets.
We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. The U.S. jurisdiction is in a cumulative loss position for the three-year period ended March 31, 2024. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of taxable temporary differences, taxable income in prior carryback years, and the impact of tax planning strategies that may be implemented, if warranted. We evaluated all positive and negative evidence and determined that a full valuation allowance at March 31, 2024 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions. Also refer to Note 20 - Income Taxes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on deferred tax assets.
Income tax expense for three months ended March 31, 2024 decreased by $0.1 million and $0.2 million as compared to the three months ended December 31, 2023 and the three months ended March 31, 2023, respectively. Our income tax expense is primarily driven by the jurisdictional mix of our earnings. The increase in the effective tax rate is primarily due to the increase in pre-tax earnings.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	March 31, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$185.1	$201.6	$(16.5)	(8)%
Restricted cash	66.1	53.5	12.6	24
MSRs, at fair value	2,374.7	2,272.2	102.4	5
Advances, net	602.7	678.8	(76.1)	(11)
Loans held for sale	1,028.9	677.3	351.6	52
Loans held for investment, at fair value	8,130.5	7,975.5	155.0	2
Receivables, net	152.1	154.8	(2.7)	(2)
Investment in equity method investee	37.6	37.8	(0.2)	—
Premises and equipment, net	11.8	13.1	(1.3)	(10)
Other assets	500.6	449.2	51.4	11
Total assets	$13,090.1	$12,513.7	$576.4	5%

Total Assets by Segment
Servicing	$12,003.9	$11,687.6	$316.3	3%
Originations	835.2	551.9	283.4	51
Corporate Items and Other	250.9	274.3	(23.3)	(9)
	$13,090.1	$12,513.7	$576.4	5%

HMBS-related borrowings, at fair value	$7,945.0	$7,797.3	$147.7	2%
Other financing liabilities, at fair value	906.8	900.0	6.8	1
Advance match funded liabilities	440.2	499.7	(59.5)	(12)
Mortgage loan financing facilities, net	1,108.9	710.6	398.3	56
MSR financing facilities, net	964.1	916.2	47.9	5
Senior notes, net	552.0	595.8	(43.8)	(7)
Other liabilities	741.0	692.3	48.7	7
Total liabilities	12,658.0	12,111.9	546.1	5%

Total stockholders’ equity	432.1	401.8	30.3	8

Total liabilities and equity	$13,090.1	$12,513.7	$576.4	5%

Total Liabilities by Segment
Servicing	$11,607.1	$11,276.5	$330.6	3%
Originations	788.3	517.5	270.9	52
Corporate Items and Other	262.6	318.0	(55.4)	(17)
	$12,658.0	$12,111.9	$546.1	5%

Book value per share	$55.51	$52.29	$3.23	6%
Total assets increased $576.4 million, or 5%, between December 31, 2023 and March 31, 2024 due to a $351.6 million increase in our Loans held for sale portfolio as originations and purchases exceeded sales, including our acquisition of reverse mortgage buyouts, a $155.0 million fair value increase in reverse Loans held for investment mostly driven by capitalization of interest, a $102.4 million increase in our MSR portfolio due to fair value gains attributed to rates and assumptions, and a $51.4 million increase in Other assets mostly due to an increase in the contingent loan repurchase asset. These increases were offset in part by a $76.1 million decline in servicing advances that was mainly due to seasonal reduction of escrow balances.
Total liabilities increased by $546.1 million, or 5%, as compared to December 31, 2023, with similar effects as described above. Our borrowings under Mortgage loan financing facilities increased $398.3 million due to the higher loans held for sale balance at March 31, 2024, including the issuance of OLIT Notes in February in connection with the securitization of reverse mortgage loan buyouts. Our HMBS-related borrowings increased by $147.7 million mostly due to fair value changes attributable to interest, MSR financing facilities increased $47.9 million consistent with the increase in MSRs, and Other liabilities increased $48.7 million mostly due to an increase in the contingent loan repurchase liability. Partially offsetting these increases, Advance match funded liabilities decreased $59.5 million consistent with the decline in servicing advances discussed above and Senior notes, net decreased $43.8 million mostly due to our repurchases of PMC Senior Secured Notes during the quarter.
Total equity increased $30.3 million during the three months ended March 31, 2024 due to $30.1 million net income for the period.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Ocwen’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 of this Form 10-Q and Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2023, for discussion of certain of those risks and uncertainties and other factors that could cause Ocwen’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and Ocwen does not undertake to update any forward-looking statements. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform and through MSR capital partners, with an emphasis on subservicing.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive. The updated industry forecasts suggest an increase in loan origination in 2024 as compared to historical low origination volumes in 2023. We anticipate growth in our Consumer Direct channel considering the updated industry forecast and our increased recapture capabilities. We expect to continue to prudently manage our Correspondent volume at margins that are accretive to the business. We expect continued competitive pressure on margins across all channels.
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
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of expected cash flows to follow the growth or size of our MSR portfolio net of ESS financing liabilities and pledged MSR liabilities with our MSR capital partners. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes are partially offset by derivative fair value changes that economically hedge the MSR portfolio. Refer to the sensitivity analysis in Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail.
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
As of March 31, 2024, we serviced 1.4 million mortgage loans with an aggregate UPB of $302.3 billion, an increase of 3% and 5%, respectively, from December 31, 2023. The average UPB during the first quarter of 2024 was mostly flat compared to the fourth quarter of 2023, and compared to the three months ended March 31, 2023.
Effective in the fourth quarter of 2023, the Servicing segment includes CR Limited (CRL), our wholly-owned captive reinsurance subsidiary previously included in the Corporate Items and Other segment. Segment results for the first quarter of 2023 have been recast to conform to the current segment presentation. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us. CRL assumes a 90% (60% through January 2024) quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PHH. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations.
Concentration
Rithm is one of our largest subservicing clients accounting for 15% and 25%, respectively, of UPB and loan count of our total servicing and subservicing portfolio as of March 31, 2024, and approximately 66% of all delinquent loans that Ocwen serviced. The servicing agreements automatically renew annually unless notice of termination is provided. Refer to Note 8 — Other Financing Liabilities, at Fair Value.
MAV represented 18% and 14%, respectively, of UPB and loan count of our total servicing and subservicing portfolio as of March 31, 2024. In May 2021, PHH entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PHH. Although the servicing agreement is not cancellable without mutual agreement, MAV is permitted to sell its MSR portfolio, in whole or in part, without Ocwen’s consent after May 3, 2024. Refer to Note 11 - Investment in Equity Method Investee and Related Party Transactions.
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
Prepayment Speed. The rate at which portfolio UPB declines can have a significant impact on our Servicing segment. Items reducing UPB include scheduled and unscheduled principal payments (runoff), refinancing, loan modifications involving forgiveness of principal, voluntary property sales and involuntary property sales such as foreclosures. Prepayment speed impacts future servicing fees, runoff and valuation of MSRs, float earnings on float balances and interest expense on advances. Increases in anticipated lifetime prepayment speeds generally cause MSR valuation to decrease because MSRs are valued based on total expected servicing income over the life of a portfolio. The converse is true when expectations for prepayment speeds decrease. Prepayments do not vary linearly with interest rates resulting in the convexity of the MSR, i.e., the interest rate sensitivity of the MSR changes when interest rates change. Specifically, as interest rates further increase, the lower the fair value of the MSR increases.
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
The activities and financial performance related to our owned portfolio of reverse mortgage loans that are securitized and classified as held for investment, at fair value, together with the HMBS-related borrowings, at fair value are reflected in the Servicing segment. For reference, the activities and financial performance related to our owned portfolio of reverse mortgage loans prior to securitization are reflected in the Originations segment. Once a reverse mortgage loan is securitized, our activities are generally consistent with other loan servicing as described above, with the following variations.
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $1.8 billion at March 31, 2024. These draws or tails are funded by the servicer and are subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
As an HMBS issuer, we assume certain obligations related to each security issued. In addition to our obligation to fund tails, the most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once they reach 98% of the maximum claim amount (MCA buyouts). Active buyouts are assigned to HUD and payment is received from HUD through a claims process, generally within 90 days. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount; we bear the risk of exposure if the outstanding balance on a loan exceeds the maximum claim amount. Inactive buyouts (loans that are in default for one of the following reasons - title conveyances or the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property securing the inactive reverse loan for an acceptable price within the timeframe established by HUD (six months), we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remains with us; we may incur additional losses on REO properties as they progress through the liquidation processes related to delayed timelines due to market conditions, sales commissions, property preservation costs or property tax and insurance advances. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
The Gain on reverse loans held for investment and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings, for which we elected the fair value accounting option. The net fair value changes of the reverse mortgage loans and related borrowings reported within the Servicing segment include the following:
•contractual interest income earned on securitized reverse mortgage loans, or HECM loans, net of interest expense on HMBS-related borrowings, that is, on a net basis, the servicing fee we are contractually entitled to and collect on a monthly basis under the Ginnie Mae MBS Guide regarding servicing HMBS; and
•other fair value changes of the net balance of securitized loans held for investment and HMBS-related borrowings, that effectively represents servicing and tails. Tails are participations in previously securitized HECMs and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums;
The fair value of our Ginnie Mae securitized HECM loan portfolio generally decreases as market interest rates rise and increases as market rates fall (see Item 3 - Quantitative and qualitative disclosures about market risk, Loans Held for Investment and HMBS-related Borrowings and the associated interest rate sensitivity disclosure).
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
On February 13, 2024, Fitch affirmed PHH’s residential servicer ratings and revised its outlook from Positive to Stable for Prime and Subprime products. The rating outlook remains Stable for the other products. The rating actions reflect PHH’s comprehensive enterprise-wide internal control environment, extensive industry experience and highly-developed global loan servicing platform, competitive loan servicing performance metrics, and effective technology platform. The ratings also consider the financial condition of PHH’s parent, Ocwen Financial Corporation. The affirmed ratings and Stable outlook on PHH’s residential servicer ratings are reflective of the company’s continued business growth, diversified sourcing strategies and overall loan servicing performance.
On February 15, 2024, Fitch affirmed PHH's Master Servicer rating and Stable outlook, reflecting the company's effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics and efficient servicing technology. The ratings also consider the financial condition of PHH's parent, Ocwen Financial Corporation.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	March 31,	December 31,	% Change	March 31,	% Change
	2024	2023		2023
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$290.8	$276.5	5%	$285.3	2%
Non-performing loans	11.0	11.4	(4)	12.7	(13)
Non-performing real estate	0.5	0.5	(4)	0.5	(12)
Total	$302.3	$288.4	5%	$298.5	1%

Non-performing to total %	3.8%	4.1%	(8)%	4.4%	(14)%

Conventional loans (2)	$200.6	$187.4	7%	$192.3	4%
Government-insured loans	34.5	33.3	4	36.9	(6)
Non-Agency loans	67.1	67.6	(1)	69.3	(3)
Total	$302.3	$288.4	5%	$298.5	1%

Conventional loans to total %	66.4%	65.0%	2%	64.4%	3%

Servicing portfolio (3)	$133.5	$131.4	2%	$136.1	(2)%
Subservicing portfolio
Subservicing - forward	47.0	30.8	53%	40.3	17%
Subservicing - reverse	15.5	17.1	(9)	21.7	(28)
Total subservicing	62.5	47.9	30	62.0	1
MAV (4) (5)	53.4	55.9	(4)	51.8	3
Rithm (5) (6)	44.1	45.0	(2)	48.1	(8)
Other MSR capital partners (5)	8.8	8.2	7	0.5	n/m
Total	$302.3	$288.4	5%	$298.5	1%

Prepayment speed (CPR) (7):
% Voluntary CPR	3.7%	3.5%	5%	3.5%	5%
% Involuntary CPR	0.3	0.3	10	0.3	10
% Total CPR	7.3%	7.0%	3%	7.2%	1%

Number of completed modifications (in thousands)	3.9	3.5	13%	3.4	15%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 38,343 and 37,893 prime loans with a UPB of $10.1 billion and $9.7 billion at March 31, 2024 and December 31, 2023, respectively, that we service or subservice. This compares to 66,919 prime loans with a UPB of $13.4 billion at March 31, 2023. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes 35,805 reverse mortgage loans with a UPB of $8.2 billion that are recognized in our consolidated balance sheet at March 31, 2024.
(4)Includes $25.0 billion UPB subserviced and $28.4 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at March 31, 2024.
(5)Loans serviced pursuant to our sale or transfer agreements with MAV, Rithm or others for which sale accounting is not achieved, and loans subserviced.
(6)Includes $34.4 billion UPB of subserviced loans on behalf of Rithm at March 31, 2024.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.

The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2024	2023	2024	2023
Portfolio at January 1	$288.4	$289.7	1,344.5	1,378.9
Additions (1) (2)	23.1	17.5	74.0	59.5
MSR sales	—	—	(0.1)	(0.1)
Servicing transfers (1)	(2.6)	(2.2)	(9.7)	(7.7)
Runoff	(6.6)	(6.5)	(25.8)	(26.9)
Portfolio at March 31	$302.3	$298.5	1,382.9	1,403.7
(1)Includes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Additions include purchased MSRs on portfolios consisting of 1,997 and 889 loans with a UPB of $638.0 million and $251.0 million that have not yet transferred to the PHH servicing system as of March 31, 2024 and March 31, 2023, respectively, but for which we have legal title. The seller continues to subservice the loans on an interim basis until servicing transfer.

The following table provides a breakdown of our servicer advances, net of allowance for losses:

	March 31, 2024				December 31, 2023
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$1.9	$69.8	$6.1	$77.7	$3.5	$91.2	$6.2	$100.8
Government-insured	2.3	34.3	20.4	57.1	3.3	37.7	19.3	60.2
Non-Agency	185.7	191.1	91.2	467.9	205.5	214.3	97.9	517.7
Total, net	$189.9	$295.2	$117.7	$602.7	$212.2	$343.2	$123.3	$678.8

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	March 31,	December 31,	% Change	March 31,	% Change
	2024	2023		2023
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$7,700.9	$7,605.5	1%	$7,290.7	6%
Active Buyouts (2)	98.7	68.4	44	83.7	18
Inactive Buyouts (2)	288.2	198.1	45	136.7	111
Total	$8,087.8	$7,872.1	3%	$7,511.2	8%
Inactive buyouts % to total	3.6%	2.5%	1.0%	1.8%	1.7%

Future draw commitments (UPB) in millions:	1,793.4	1,782.0	1%	1,769.6	1%

Fair value in millions:
Loans held for investment (1)	$8,018.2	$7,868.5	2%	$7,545.2	6%
HMBS related borrowings	7,945.0	7,797.3	2	7,470.6	6
Net asset value (HECM or reverse MSR)	$73.2	$71.2	3%	$74.6	(2)%
Net asset value to UPB	0.95%	0.94%		1.02%
(1)Securitized loans only; excludes unsecuritized loans reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Accounts Receivable or REO depending on the loan and foreclosure status.

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Revenue
Servicing and subservicing fees	$204.2	$239.3	(15)%	$231.8	(12)%
Gain (loss) on loans held for sale, net	1.8	(2.7)	(169)	(1.3)	(241)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	8.6	19.6	(56)	14.0	(39)
Other revenue, net	4.5	4.1	10	2.5	78
Total revenue	219.1	260.3	(16)%	247.0	(11)%

MSR valuation adjustments, net	(12.5)	(101.5)	(88)%	(70.9)	(82)%

Operating expenses
Compensation and benefits	25.3	25.9	(3)%	29.4	(14)%
Servicing expense	13.3	8.7	53	15.2	(13)
Professional services	7.1	7.6	(7)	7.9	(11)
Occupancy, equipment and mailing	6.8	6.4	7	7.7	(11)
Technology and communications	6.1	6.0	2	6.3	(3)
Corporate overhead allocations	10.9	11.5	(5)	11.5	(4)
Other expenses	1.1	1.4	(15)	2.3	(54)
Total operating expenses	70.6	67.4	5%	80.3	(12)%

Other income (expense)
Interest income	6.7	5.7	18%	4.1	61%
Interest expense	(45.8)	(45.2)	1	(41.6)	10
Pledged MSR liability expense	(44.9)	(76.5)	(41)	(70.3)	(36)
Earnings of equity method investee	2.7	1.4	95	0.3	978
Other, net	(0.5)	5.5	(110)	(0.4)	23
Other income (expense), net	(81.8)	(109.1)	(25)%	(107.9)	(24)%

Income (loss) before income taxes	$54.2	$(17.8)	(405)%	$(12.0)	(550)%

Servicing and Subservicing Fees

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Loan servicing and subservicing fees:
Servicing and subservicing fees	156.6	183.5	(15)%	187.5	(16)%
Ancillary income	47.6	55.8	(15)	44.3	7
Total	$204.2	$239.3	(15)%	$231.8	(12)%
The following tables and discussion present the respective drivers of servicing and subservicing fees and ancillary income.

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Servicing Fees
Average servicing UPB (1) (6)	$170.9	$204.9	(17)%	$202.5	(16)%
Average servicing fee (2)	0.30	0.32	(8)	0.33	(9)
Servicing fees (3)	127.1	$165.3	(23)	166.0	(23)

Subservicing Fees
Average number of subserviced loans (4) (7)	547.0	282.0	94	306.0	79
Average monthly fee per loan (5)	18	22	(17)	23	(23)
Subservicing fees (3)	29.5	18.2	62	21.5	37

Servicing and Subservicing Fees (excluding Ancillary income)	$156.6	$183.5	(15)%	$187.5	(16)%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.
(6) Includes $33.7 billion and $36.1 billion average UPB of MSRs in the three months ended December 31, 2023 and March 31, 2023, respectively, previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
(7) Includes an average 264 thousand loans subserviced under Rithm agreements in the three months ended March 31, 2024 of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
Servicing and subservicing fees (excluding ancillary income) for the three months ended March 31, 2024 decreased $26.9 million, or 15% as compared to the three months ended December 31, 2023, with a $38.2 million decrease in servicing fees partially offset by an $11.3 million increase in subservicing fees. These variances are largely due to the effects of our derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023 ($29.6 million servicing fees remitted to Rithm recognized in the three months ended December 31, 2023). Effective January 1, 2024, as PHH continues to subservice the portfolio, the statement of operations reflects subservicing fee revenue as opposed to the previous gross presentation of servicing fee revenue (collections) and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense (see further discussion below). These required presentation changes do not affect the amount of net fee retained by Ocwen in connection with the Rithm servicing agreements (Loan servicing and subservicing fees less Pledged MSR liability expense).
The $38.2 million decrease in servicing fees as compared to the three months ended December 31, 2023 is driven by the effects of our derecognition of MSRs previously sold to Rithm, as discussed above with $41.9 million servicing fee collected on behalf of Rithm recognized in the fourth quarter of 2023, partially offset by $2.1 million increased collection of previously deferred non-Agency servicing fee and $2.0 million higher servicing fee on higher relative average balance of Ginnie Mae servicing UPB (yielding a higher servicing fee percentage). The increase in subservicing fees is primarily driven by the effects of our derecognition of MSRs previously sold to Rithm, as discussed above.

As compared to the three months ended March 31, 2023, our servicing and subservicing fees (excluding ancillary income) for the three months ended March 31, 2024 decreased $30.9 million, or 16% with a $38.9 million decrease in servicing fees partially offset by an $8.0 million increase in subservicing fees. These variances are largely due to the same factors discussed above, notably the effects of our derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023 ($32.6 million servicing fees remitted to Rithm recognized in the three months ended March 31, 2023).
The $38.9 million decrease in servicing fees as compared to the three months ended March 31, 2023 is primarily attributed to $45.7 million servicing fees collected on behalf of Rithm recorded in the first quarter of 2023 related to the previously sold MSRs derecognized on December 31, 2023, offset in part by higher fees in the first quarter of 2024 attributed to other MSR capital partners. The $8.0 million increase in subservicing fees is mostly due to the effects of our derecognition of MSRs previously sold to Rithm as discussed above, with $12.1 million higher forward subservicing fees, partially offset by a $4.1 million reduction in reverse mortgage subservicing fees due to portfolio runoff.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Custodial accounts (float earnings)	$27.2	$32.8	(17)%	$20.2	35%
Late charges	8.0	9.4	(15)	9.6	(16)
Reverse subservicing ancillary fees	6.7	7.4	(9)	8.1	(17)
Loan collection fees	1.8	2.2	(20)	2.6	(30)
Recording fees	1.1	1.1	6	1.2	(4)
Boarding and deboarding fees	0.4	0.6	(41)	0.6	(35)
GSE forbearance fees	0.1	0.1	(18)	0.2	(67)
Other	2.2	2.1	6	1.9	19
Ancillary income	$47.6	$55.8	(15)%	$44.3	7%

Ancillary income for the three months ended March 31, 2024 declined by $8.2 million, or 15% as compared to the three months ended December 31, 2023 primarily because of a $5.6 million decline in float earnings due to seasonally lower average float balances, a $1.4 million decrease in late charges and a $0.6 million decline in reverse subservicing ancillary fees due to a lower volume of claims filed on behalf of clients consistent with a decrease in the portfolio.
As compared to the three months ended March 31, 2023, ancillary income for the three months ended March 31, 2024 increased by $3.3 million, or 7% largely driven by a $7.0 million increase in float earnings due to higher short-term market interest rates partially offset by a $1.5 million reduction in late charges and a $1.4 million decline in reverse subservicing ancillary fees related to lower claim volume.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $1.8 million gain on loans held for sale, net for the three months ended March 31, 2024, as compared to a $2.7 million loss for the three months ended December 31, 2023. The gain reported in the three months ended March 31, 2024 is mostly attributable to gains on reverse mortgage buyouts. The losses reported in the three months ended December 31, 2023 and the three months ended March 31, 2023 are mostly driven by losses on repurchased loans in connection with Ginnie Mae loan modifications and EBO activities, including HECM loans, due to the unfavorable impact of higher market interest rates on redelivery gains and loan fair value.
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
•Net interest income is primarily driven by the volume of securitized UPB as it is the interest income earned on the securitized loans offset against interest expense incurred on the HMBS-related borrowings, and represents a key component of our compensation for servicing the portfolio, which is generally a percentage of the outstanding UPB.

•Other fair value changes are primarily driven by changes in market-based inputs or assumptions. Market interest rates and yield spreads directly impact projected asset life and the tail value of the HECM reverse mortgage loans. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly, shortening the life of the servicing net asset and resulting in a lower fair value. Conversely, lower interest rates generally result in favorable net fair value impacts on our HECM reverse mortgage loans and the related HMBS financing liability. Fair value changes are also impacted by market conditions including spreads.
•Note that the fair value changes of the net asset value between securitized HECM loans and HMBS (referred to as our reverse MSR) attributable to interest rate changes are effectively used as a hedge of our forward MSR portfolio. See further description of our hedging strategy and its effectiveness in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

	Three Months Ended			Three Months Ended March 31, 2023
	March 31,	December 31,	% Change		% Change
	2024	2023
Net interest income (servicing fee)	$6.0	$5.9	1%	$5.9	2%
Other fair value gains (losses)	2.6	13.7	(81)	8.2	(68)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$8.6	$19.6	(56)%	$14.0	(39)%
Gain on reverse loans held for investment and HMBS-related borrowings, net decreased $11.1 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 due to higher market interest rates, partially offset by tighter yield spread. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate increased 32 basis points during the three months ended March 31, 2024 and decreased 71 basis points during the three months ended December 31, 2023. Net interest income remained flat, consistent with the portfolio growth.
As compared to the three months ended March 31, 2023, Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended March 31, 2024 declined $5.5 million. The $5.6 million decline in unrealized fair value gains is mostly attributable to an increase in market interest rates during the three months ended March 31, 2024 as compared to a decrease during the three months ended March 31, 2023 and a less significant yield spread tightening in the current period as compared to the same period of the prior year. The 10-year Treasury rate increased 32 basis points during the three months ended March 31, 2024 as compared to a decrease of 40 basis points during the three months ended March 31, 2023 (from December 31, 2022 to March 31, 2023).
MSR Valuation Adjustments, Net
Refer to the discussion above within Overview-Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
Compensation and Benefits

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Compensation and benefits	$25.3	$25.9	(3)%	$29.4	(14)%

Average Employment - Servicing	3,276	3,335	(2)%	3,520	(7)%
Compensation and benefits expense for the three months ended March 31, 2024 decreased $0.7 million or 3% as compared to the three months ended December 31, 2023 primarily as a result of lower headcount and a decrease in incentive compensation. The fair value of cash-settled share-based awards decreased in the quarter following the decline of our common stock price, as compared to an increase in the prior quarter.
As compared to the three months ended March 31, 2023, Compensation and benefits expense for the three months ended March 31, 2024 decreased $4.1 million or 14%, driven by a $2.4 million decrease in salary and benefits expense and a $1.7 million decrease in severance expense. Average Servicing headcount decreased 7% overall, with a 15% reduction in the U.S., reflecting our ongoing goal to improve efficiencies and create an industry leading cost structure, also driven by the further integration of reverse servicing.

Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.

Servicing expense increased $4.6 million in the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, primarily as a result of $2.9 million mortgage insurance recovery and a favorable $1.3 million captive reinsurance loss adjustment recognized in the three months ended December 31, 2023.
As compared to the three months ended March 31, 2023, Servicing expense for the three months ended March 31, 2024 declined $1.9 million or 13%, primarily due to higher servicing-related indemnification provision expense recognized in the three months ended March 31, 2023, largely driven by the PLS subservicing portfolio.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefits and Servicing expense) for the three months ended March 31, 2024 were mostly flat as compared to the three months ended December 31, 2023. A $0.5 million decline in Professional services, primarily legal expenses, and a $0.6 million decline in Corporate Overhead allocations due to lower total corporate overhead expenses, were offset in part by $0.5 million increase in Occupancy, equipment and mailing primarily as a result of costs related to annual customer tax statements and other notices in the first quarter.
As compared to the three months ended March 31, 2023, other operating expenses for the three months ended March 31, 2024 decreased by $3.7 million primarily driven by lower headcount and cost saving initiatives, with a $0.9 million decline in Professional services, a $0.9 million reduction in Occupancy, equipment and mailing expense, and a $1.2 million reduction in other expenses. The reduction in other expenses is mostly driven by lower amortization expense related to intangible assets and discount on servicing advances.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Interest Expense
Advance match funded liabilities	$10.4	$10.4	1%	$10.7	(2)%
Mortgage loan financing facilities	8.4	6.1	38	3.8	120
MSR financing facilities	17.9	18.7	(4)	17.5	2
Corporate debt interest expense allocation	7.3	7.4	(1)	7.7	(5)
Escrow	1.8	2.6	(32)	1.9	(5)
Total interest expense	$45.8	$45.2	1%	$41.6	10%

Average balances
Advance match funded liabilities	442.2	425.6	4%	460.6	(4)%
Mortgage loan financing facilities	282.2	239.4	18	221.3	28
MSR financing facilities	861.4	901.3	(4)	932.2	(8)
Total asset-backed financing	1,585.9	1,566.2	1%	1,614.1	(2)%

Effective average interest rate
Advance match funded liabilities	9.45%	9.77%	(3)%	9.30%	2%
Mortgage loan financing facilities	11.92	10.17	17	6.90	73
MSR financing facilities	8.29	8.29	—	7.52	10

Average 1-month Term SOFR	5.33%	5.34%	—%	4.61%	16%
Interest expense for the three months ended March 31, 2024 was mostly flat (increased 1%) as compared to the three months ended December 31, 2023 with some offsetting factors. The $2.3 million increase in interest expense on mortgage loan financing facilities was mostly driven by our reverse buyout acquisition in the first quarter of 2024. Interest expense decreased due to seasonally lower escrow balances and lower MSR financing average balances associated with higher liquidity in the quarter (resulting in lower drawdowns on MSR facilities with a flat owned MSR balance).

As compared to the three months ended March 31, 2023, interest expense for the three months ended March 31, 2024 increased $4.2 million, or 10%, mostly driven by a $4.6 million increase in interest expense on mortgage loan financing facilities. The increase in mortgage loan financing facilities relates to our OLIT securitization of reverse buyout acquisitions in the first quarter of 2024 and second quarter of 2023. The increase in short-term market interest rates by 72 basis points in the first quarter of 2024 as compared to the first quarter of 2023 was mostly offset by the decline in our average debt balances for servicing advances and MSRs.
Interest income for the three months ended March 31, 2024 increased $1.0 million and $2.5 million as compared to the three months ended December 31, 2023 and three months ended March 31, 2023, respectively, primarily due to the reverse mortgage buyouts acquired in the first quarter of 2024 and second quarter of 2023.
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
The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Servicing fees collected on behalf of third parties	$36.6	$78.9	(54)%	$76.0	(52)%
Less: Subservicing fee retained	(7.1)	(19.5)	(64)	(19.5)	(64)
Ancillary fee/income and other settlement (including expense reimbursement)	2.3	3.7	(36)	3.3	(28)
Net servicing fee remittance (1)	31.8	63.1	(50)	59.8	(47)
ESS servicing spread remittance	13.1	13.4	(2)	10.5	24
Pledged MSR liability expense	$44.9	$76.5	(41)%	$70.3	(36)%
(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
Pledged MSR liability expense for the three months ended March 31, 2024 decreased $31.6 million, as compared to the three months ended December 31, 2023, and $25.3 million as compared to the three months ended March 31, 2023, largely due to the derecognition of MSRs previously sold to Rithm for which sale accounting criteria were met effective December 31, 2023 ($33.4 billion UPB), partially offset by the increase in the portfolio of MSRs sold to MSR capital partners. Effective January 1, 2024, as PHH continues to subservice the portfolio, the statement of operations reflects subservicing fee revenue as opposed to the previous gross presentation of servicing fee revenue (collections) and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense.
Servicing fee and Pledged MSR liability expense continues to be presented on a gross basis after January 1, 2024 for the MSRs sold to Rithm but for which title has not transferred, also referred to as Right to MSR ($9.7 billion UPB at March 31, 2024). The following table presents a subset of the above table related to Rithm, specifically the subservicing fees retained by Ocwen together with the associated serviced UPB on behalf of Rithm:

Rithm Servicing and Subservicing Fees	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Servicing fees collected on behalf of Rithm	$13.0	$55.1	(76)%	$59.6	(78)%
Less: Subservicing fee retained	(3.9)	(16.3)	(76)	(17.3)	(78)
Pledged MSR liability expense (Net servicing fees remitted to Rithm) (1) (2)	9.1	38.8	(77)%	42.3	(79)%

Average Rithm UPB ($ in billions)	$9.8	$45.5	(78)%	$48.6	(80)%
Average annualized retained subservicing fees as a % of Rithm UPB	0.16%	0.14%	10%	0.14%	11%
(1)Reported within Pledged MSR liability expense. The Rithm servicing fee includes the total servicing fees collected on behalf of Rithm relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to Rithm reported as Pledged MSR liability expense.

(2)Excludes ancillary income.
Earnings of equity method investee represents our 15% share of MAV Canopy. Earnings for the three months ended March 31, 2024 increased $1.3 million and $2.5 million as compared to the three months ended December 31, 2023 and three months ended March 31, 2023, respectively. The changes are largely attributed to the impact of changes in market interest rates on the underlying MSR portfolio held by MAV.
Other, net for the three months ended March 31, 2024 decreased $6.0 million, as compared to the three months ended December 31, 2023, mostly due to the recognition of $5.7 million compensation from a subservicer relating to a negotiated subservicing termination on a company-owned MSR in the three months ended December 31, 2023. The payment received offsets an unfavorable impact to the fair value of the associated MSRs (reported as a loss in MSR valuation adjustments, net). As compared to the three months ended March 31, 2023, Other, net for the three months ended March 31, 2024 was mostly flat.

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
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. As of March 31, 2024, we have relationships with 715 approved correspondent sellers.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide or assume any origination representations and warranties in connection with our MSR purchases. As of March 31, 2024, we have relationships with 453 approved sellers through the Agency Cash Window co-issue programs.
We initially recognize our MSR originations and purchases with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment.
We source additional servicing volume through our subservicing and interim servicing agreements, with our existing relationships and our enterprise sales initiatives. We do not report any revenue or gain associated with subservicing within the Originations segment as the impact is captured in the Servicing segment. However, sales efforts and certain costs - marginal compensation and benefits - are managed and reported within the Originations segment.
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

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Loan Production by Channel (in billions)
Forward loans
Correspondent	$2.69	$2.81	(4)%	$2.44	10%
Consumer Direct	0.11	0.09	20	0.06	83
	$2.80	$2.90	(4)%	$2.50	12%

% Purchase production	81%	84%	(3)	85%	(5)
% Refinance production	19	16	14	15	29

Reverse loans (1)
Correspondent	$0.12	$0.13	(4)%	$0.08	51%
Wholesale	0.02	0.03	(14)	0.04	(41)
Retail	0.02	0.02	(2)	0.02	(2)
	$0.17	$0.18	(5)%	$0.14	17%

MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$1.63	$2.50	(35)%	$1.81	(10)%
Bulk purchases	0.62	0.08	655	0.24	160
Bulk reverse purchases	0.14	—	n/m	—	n/m
	$2.39	$2.58	(7)	$2.05	17

Total	$5.36	$5.66	(5)%	$4.69	14%

Short-term loan commitment (at period end; in millions)
Forward loans	$1,176.6	$592.5	99%	$612.1	92%
Reverse loans	25.5	22.1	15%	21.9	16%

Average Headcount - Originations	462	497	(7)%	511	(10)%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Revenue
Gain on loans held for sale, net	$9.1	$7.0	30%	$4.1	119%
Gain on reverse loans held for investment and HMBS-related borrowings, net	6.8	5.6	21	7.2	(6)
Other revenue, net (1)	4.1	4.4	(7)	3.5	17
Total revenue	20.0	17.0	18%	14.8	35%

MSR valuation adjustments, net	0.9	3.5	(74)	1.9	(53)

Operating expenses
Compensation and benefits	10.2	10.9	(6)%	9.6	6%
Technology and communications	1.7	1.6	4	1.7	(1)
Origination expense	1.4	(0.4)	(434)	0.2	640
Occupancy, equipment and mailing	0.5	0.6	(8)	0.5	4
Professional services	0.3	0.5	(28)	0.4	(13)
Corporate overhead allocations	3.9	4.3	(10)	4.8	(19)
Other expenses	1.0	1.3	(21)	1.5	(32)
Total operating expenses	19.0	18.7	2%	18.7	2%

Other income (expense)
Interest income	9.7	11.0	(12)%	9.0	8%
Interest expense	(10.4)	(12.5)	(17)	(9.9)	5
Other, net	(0.1)	(0.1)	64	0.2	(142)
Other income (expense), net	(0.8)	(1.6)	(50)%	(0.7)	15%

Income (loss) before income taxes	$1.1	$0.2	512%	$(2.7)	(142)%
(1)Includes ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level of $0.4 million for the three months ended March 31, 2024, $0.5 million for the three months ended December 31, 2023 and $0.4 million for the three months ended March 31, 2023.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Origination UPB (1) (in billions)
Correspondent	$2.69	$2.81	(4)%	$2.44	10%
Consumer Direct	0.11	0.09	20	0.06	83
	$2.80	$2.90	(4)%	$2.50	12%

% Gain on Sale Margin (2)
Correspondent	0.18%	0.15%	18%	0.09%	102%
Consumer Direct	3.75	2.85	31	3.18	18
	0.32%	0.24%	34%	0.17%	96%

Gain on Loans Held for Sale
Correspondent	$4.9	$4.3	12%	$2.2	122%
Consumer Direct	4.2	2.7	58	1.9	116
	$9.1	$7.0	30%	$4.1	119%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net for the three months ended March 31, 2024 increased by $2.1 million as compared to the three months ended December 31, 2023, with a $1.5 million increase in our Consumer Direct channel and a $0.5 million increase in our Correspondent channel. The increase of Consumer Direct gain is due to both an increase of volume and an increase of margin. The increase in margin is the result of our disciplined pricing management and execution. The margin increase in Correspondent is also due to the significant increase in commitments outstanding but not yet funded at March 31, 2024 (see Operating metrics above).
As compared to the three months ended March 31, 2023, Gain on loans held for sale, net for the three months ended March 31, 2024 increased $4.9 million, with a $2.7 million increase in our Correspondent channel and a $2.3 million increase in our Consumer Direct channel. The gain increase is due to an increase in margin and volume for both channels. The increase in Consumer Direct gain is driven by an 83% increase in loan production volume, and to a lesser extent higher margin. 2023 was the historically lowest production year for refinance over the past twenty years. In our Correspondent channel, the increase gain is mostly due to the increased margin as well as a 10% increase in loan production volume. While impacted by market conditions, we determine our target volume in the Correspondent channel based on our investment objectives. We have expanded higher margin products such as Ginnie Mae loans and best efforts deliveries.
Gain on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table provides information regarding Gain on reverse loans held for investment and HMBS-related borrowings, net, of the Originations segment that comprises fair value changes of the pipeline and unsecuritized reverse mortgage loans held for investment, at fair value, together with volume and margin (including loan fees):

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023
Origination UPB (1) (in billions)	$0.17	$0.18	(5)%	$0.14	17%
Origination margin (2)	4.06%	3.17%	28	5.02%	(19)
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations)	$6.8	$5.6	21%	$7.2	(6)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB. Note that the ratio includes loan fees.

Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended March 31, 2024 increased $1.2 million as compared to the three months ended December 31, 2023, driven by higher margins in all three channels, partially offset by lower origination volume in our correspondent and wholesale channels. The higher margins were driven by HECM spreads tightening in the first quarter of 2024 mostly due to economic conditions and investors’ interest for reverse mortgage products.
As compared to the three months ended March 31, 2023, Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended March 31, 2024 were mostly flat (decreased $0.4 million), with the offsetting impact of lower margins and higher volume. Industry-wide HECM securitization volume saw a 15% decrease in volumes when comparing these two periods, and industry-wide HECM endorsements were similarly down 28%.
Other Revenue, net
Other revenue, net consists primarily of correspondent and broker fees, and also includes setup fees earned for loans boarded on our servicing platform. Quarter over quarter changes in Other revenue, net are primarily attributed to production volume changes.
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
Operating Expenses
Operating expenses for the three months ended March 31, 2024 were flat as compared to the three months ended December 31, 2023, with some offsets. Originations expense increased $1.9 million mostly driven by a provision release for representation and warranty indemnification recorded in the fourth quarter of 2023 due to favorable resolution of demands. Most other operating expenses decreased as a result of lower volume and our continued cost saving initiatives, driven by Compensation and benefits with a 7% decrease in average headcount quarter-over-quarter.
As compared to the three months ended March 31, 2023, Operating expenses for the three months ended March 31, 2024 were flat, with some offsets. Originations expense increased $1.2 million driven by a provision release for representation and warranty indemnification recorded in the first quarter of 2023 due to favorable resolution of demands. Compensation and benefits increased driven by commissions with higher production volume, partially offset by a 10% decrease in average headcount. Overhead allocations declined due to lower total corporate overhead expenses and a lower allocation percentage to Originations as a result of lower average headcount.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period, which is generally less than 30 days. We finance mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, and by the average number of days loans remain in the pipeline.
Interest income for the three months ended March 31, 2024 decreased $1.4 million as compared to the three months ended December 31, 2023 primarily due to lower average loans held for sale balances. Similarly, interest expense decreased $2.2 million primarily due to the decrease in average mortgage loan financing debt balances.

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
Effective in the fourth quarter of 2023, CRL, our wholly-owned captive reinsurance subsidiary, is reported in the Servicing segment. Segment results for the first quarter of 2023 have been recast to conform to the current segment presentation.
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Three Months Ended March 31, 2023	% Change
	March 31,	December 31,
	2024	2023

Revenue	$—	$—	—	$—	—

Operating expenses
Compensation and benefits	18.1	21.0	(13)%	19.0	(5)%
Technology and communications	4.9	5.5	(10)	5.4	(8)
Professional services	4.6	4.3	6	4.9	(7)
Occupancy, equipment and mailing	0.4	0.7	(44)	0.6	(35)
Servicing and origination	0.3	0.2	21	0.3	11
Other expenses	1.3	1.7	(24)	1.2	5
Total operating expenses before corporate overhead allocations	29.6	33.4	(11)%	31.4	(6)%
Corporate overhead allocations
Servicing segment	(10.9)	(11.5)	(5)%	(11.5)	(4)%
Originations segment	(3.9)	(4.3)	(10)	(4.8)	(19)
Total operating expenses	14.8	17.5	(16)%	15.1	(2)%

Other income (expense), net
Interest income	1.1	1.1	1%	1.0	18%
Interest expense	(11.2)	(11.0)	2	(10.8)	4
Gain on extinguishment of debt	1.4	0.1	n/m	—	n/m
Other, net	—	(0.7)	(98)	1.4	(101)
Other income (expense), net	(8.6)	(10.5)	(18)%	(8.4)	2%

Income (loss) before income taxes	$(23.4)	$(28.0)	(16)%	$(23.5)	—%
Operating Expenses
Operating expenses are primarily driven by Compensation and benefits which declined $2.8 million, or 13%, for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. The decrease in Compensation and benefits is mostly due to lower incentive compensation as the fair value of cash-settled share-based awards decreased in the quarter following the decline of our common stock price, as compared to an increase in the prior quarter, and a decrease in equity classified share-based awards.
As compared to the three months ended March 31, 2023, Compensation and benefits expense for the three months ended March 31, 2024 remained mostly flat (decreased 5%).

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and optimize our financing costs.
In addition, we completed the following transactions during the three months ended March 31, 2024:
•Repurchased $47.4 million of our PMC Senior Secured Notes in the open market for a price of $45.5 million, and recognized a $1.4 million net gain on debt extinguishment;
•Completed a private placement securitization of HECM loans that are insured by the FHA, and related receivables and REO properties, also referred to as reverse mortgage buyouts. Different classes of asset-backed notes with an initial principal amount of $268.6 million were issued at a discount, with a stated interest rate of 3.0% and a mandatory call date of February 2027;
•Entered into a $34.0 million second-lien repurchase financing arrangement for the membership interest in our PLS MSR, pursuant to which PHH sold the membership interest certificate representing 100% of the limited liability company interests in PMC PLS ESR Issuer LLC (PLS Issuer) and agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. The termination date of the facility is February 25, 2025.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	March 31, 2024			December 31, 2023
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$714	$211	$64	$714	$151	$64
Mortgage loan financing facilities	2,530	296	1,441	2,696	373	1,592
MSR financing facilities	1,099	116	81	1,082	128	38
Total	$4,344	$622	$1,585	$4,493	$652	$1,693
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
At March 31, 2024, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at March 31, 2024 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral. We may utilize committed borrowing capacity under our mortgage loan financing facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At March 31, 2024, we had $33.9 million committed borrowing capacity under our mortgage loan financing facilities and no committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At March 31, 2024, our $219.0 million total liquidity included $185.1 million unrestricted cash position and total $33.9 million available borrowing capacity discussed above. With total liquidity of $241.6 million at December 31, 2023, the decrease is driven by our $47.4 million corporate debt repurchases (PMC Senior Secured Notes) in the quarter, partially offset by our second lien PLS financing and OLIT securitization.
Effective September 30, 2023, we implemented the revised minimum tangible net worth and liquidity requirements for GSE and Ginnie Mae seller/servicers. We believe that we are in compliance with these requirements as of March 31, 2024.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of March 31, 2024. We are currently implementing certain actions intended to achieve compliance with the requirements. We intend to operate our Ginnie Mae issuer activities through a dedicated, wholly owned subsidiary subject to the risk-based capital rules. We are in the process of applying for regulatory approvals necessary to operate. If we are unable to execute this solution in a manner satisfactory to Ginnie Mae and other regulators, we may be required to sell all Ginnie Mae related forward mortgage assets under uncertain conditions before December 31, 2024 and incur transition costs; as a result, our financial results, liquidity, financing activities and reputation could be negatively impacted. In addition, we continuously evaluate our capital allocation based on investment returns and market conditions among other factors; we may determine that the sale of the Ginnie Mae related mortgage portfolio provides the best outcome for our shareholders and we may re-evaluate our participation in the Ginnie Mae lending programs overall. Also refer to Note 19 – Regulatory Requirements.
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
We have short-term commitments to lend $1.2 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at March 31, 2024. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at March 31, 2024. During the three months ended March 31, 2024, we funded $59.5 million out of the $1.8 billion borrowing capacity available as of December 31, 2023. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice.
Regarding the current maturities of our borrowings, as of March 31, 2024, we have approximately $1.3 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $793.2 million of borrowings under forward and reverse mortgage loan warehouse facilities, $477.4 million outstanding under GSE and Ginnie Mae MSR financing facilities maturing in the next 12 months, $35.6 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs and $34.0 million outstanding under a PHH repurchase agreement.
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
We are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs, interest rate swap futures or other derivatives. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. Similarly, declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties. While the objective of our hedging strategy is to reduce volatility due to interest rates, it is also designed to address cash and liquidity considerations. Refer to the sensitivity analysis in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our medium- and long-term requirements for cash include:
•Payment of interest and principal repayment of our PLS Notes that mature in 2025, our PMC Senior Secured Notes that mature in 2026 and our OFC Senior Secured notes owed to Oaktree that mature in 2027;
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
In addition, we evaluate investment and capital allocation opportunities for any excess liquidity, including opportunistic debt repurchases to continue to de-risk and deleverage our balance sheet. We also intend to extend debt maturities and are evaluating various refinancing alternatives, which include debt, junior securities or other structures, in anticipation of the maturity of PMC and OFC senior secured notes. We may pursue any such transactions considering market conditions and other factors. Our capital structure and leverage ratios may be summarized as follows:

Capital Structure Summary	March 31, 2024	December 31, 2023	$ Change	% Change
MSR financing facilities	$964	$916	$48	5%
ESS financing liability, at fair value	253	249	4	2
$313 million PMC Senior Secured Notes due 2026	310	356	(46)	(13)
$285 million OFC Senior Secured Notes due 2027	242	240	2	1
Total corporate debt and MSR related debt (1)	$1,769	$1,761	$8	—%

Stockholders’ common equity	$432	$402	$30	8%

Corporate debt to stockholders’ common equity	1.3x	1.5x
Corporate and MSR debt to stockholders’ common equity	4.1x	4.4x
(1)Corporate debt includes PMC and OFC senior secured notes. MSR related debt includes MSR financing facilities and ESS financing liability, and excludes MSR pledged liabilities - See Note 8 — Other Financing Liabilities, at Fair Value. All amounts presented above are net of discount and debt issuance costs.
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
We also rely on the secondary mortgage market as a source of consistent liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA, VA or USDA. In June 2023, we issued a private placement securitization of reverse mortgage buyouts with an initial principal amount of $264.9 million and a three-year mandatory call date, expanding our access to capital markets and reducing our reliance on warehouse financing facilities. As disclosed above, in February 2024, we successfully issued a second private placement securitization of reverse mortgage buyouts with an initial principal amount of $268.6 million and a three-year mandatory call date.
We regularly evaluate financing structure options that we believe will most effectively provide the necessary capacity to support our investment plans, address upcoming debt maturities and accommodate our business needs. We strive to diversify our sources of funds and reduce our reliance on existing asset-backed financing facilities. We continuously evaluate the allocation of our capital to MSR and other investments, the related returns, funding and liquidity requirements. The relationships with MAV and other MSR capital partners may continue to provide PHH with additional means to grow servicing volume and finance MSRs while maintaining capital and liquidity.
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Ocwen and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Ocwen and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements, excluding additional Agency minimum liquidity requirements, is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At March 31, 2024, we held unrestricted cash in excess of this minimum amount. The minimum liquidity requirements for PHH contained in some debt agreements are also subject to the minimum requirement set forth by the Agencies. Refer to Note 19 – Regulatory Requirements.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of March 31, 2024.
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

Rating Agency	Rated Entity	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	PHH	B3	Stable	April 12, 2024
S&P	Ocwen	B-	Stable	January 25, 2024
On January 25, 2024, S&P affirmed the long-term corporate rating of Ocwen at “B-” and affirmed the “B” rating of the PMC Senior Secured Notes. In affirming the ratings, S&P noted Ocwen's leverage has improved due to improving operating margins and continued subservicing growth. However, S&P also noted a reliance on warehouse facilities that continues to weigh on the rating.

On April 12, 2024 Moody’s upgraded PHH’s long-term corporate family ratings from “Caa1” to “B3" and revised their outlook to Stable from Positive. Moody’s also affirmed its “B2” rating of the PMC Senior Secured Notes. In its ratings rationale, Moody’s noted the upgrade of the corporate family rating reflects PHH's progress towards achieving sustainable profitability. Moody’s further noted the upgrade also reflects the company's sound liquidity and funding profile. PHH's Stable outlook reflects Moody's expectation that Ocwen will report improved earnings and capitalization over the next 12-18 months. Moody’s noted the affirmation of the “B2” Senior Secured Notes rating reflects the volume and priority of the PHH notes within Ocwen's debt capital structure.
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
Our cash flows are summarized as follows:

$ in millions	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(297)	$(207)
Net cash used in investing activities	(4)	(20)
Net cash provided by financing activities	297	209
Net decrease in cash, cash equivalents and restricted cash	$(4)	$(18)
Cash, cash equivalents and restricted cash at end of period	$251	$256

Cash flows for the three months ended March 31, 2024
Our operating activities used $297.1 million of cash primarily due to net cash paid on loans held for sale of $384.8 million as loan production volume exceeded sales, including $95.0 million for the purchase of reverse mortgage buyouts (government-insured loans and claim receivables), and $34.7 million originated MSRs. Offsetting operating cash inflows include net collections of servicing advances of $73.5 million driven by seasonal activity and our increased collection efforts on legacy advances.
Our investing activities used $3.6 million of cash. The primary use of cash in our investing activities was $26.4 million to purchase MSRs and $11.9 million to purchase real estate in connection with our reverse mortgage buyout transaction. Offsetting cash inflows include $26.6 million net cash inflows in connection with our HECM reverse mortgages and $7.0 million proceeds from sales of real estate as part of our asset recovery strategy.
Our financing activities provided $296.8 million of cash. Financing cash inflows are primarily comprised of $396.8 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale, including $247.8 million with the issuance of the OLIT securitization of reverse mortgage buyouts, and $48.7 million of net proceeds from MSR financing facilities. Offsetting cash outflows include $59.5 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $19.9 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. We also paid $45.5 million to repurchase $47.4 million of our 7.875% PMC Senior Secured Notes.
Cash flows for the three months ended March 31, 2023
Our operating activities used $207.4 million of cash primarily due to net cash paid on loans held for sale of $240.1 million as loan production volume exceeded sales. Offsetting operating cash inflows include net collections of servicing advances of $62.8 million.

Our investing activities used $19.9 million of cash. The primary use of cash in our investing activities was $30.4 million to purchase MSRs, Offsetting cash inflows include $5.5 million of capital contributions, net of distributions, from our equity method investee MAV Canopy and $4.6 million proceeds from the sale of advances.
Our financing activities provided $209.0 million of cash. Financing cash inflows are primarily comprised of $206.7 million net from borrowings under our mortgage loan financing facilities and MSR financing facilities due to the increase in loans held for sale, and $68.7 million of proceeds from the ESS financing. Offsetting cash outflows include $43.8 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $21.2 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Cash inflows include $231.2 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $235.3 million.

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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and loss contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Pledged MSR liabilities, Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of March 31, 2024, 88% of our assets and 70% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs.
Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 in Note 1 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Critical Accounting Policies and Estimates.”

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
Our management-level Market Risk Committee establishes and maintains policies that govern our risk appetite and associated hedging programs, including such factors as duration and interest rate sensitivity measures, limits, targeted hedge coverage ratios, the hedge instruments that we are permitted to use in our hedging activities, and the counterparties with whom we are permitted to enter into hedging transactions and our liquidity risk profile. See Note 15 – Derivative Financial Instruments and Hedging Activities to the Unaudited Consolidated Financial Statements for additional information regarding our use of derivatives.
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
Effective September 2022, a minimum 25% and 30% hedge coverage ratios were required for interest rate declines less than, and more than 50 basis points, respectively. During the second quarter of 2023, management raised its minimum hedge coverage ratio to 60%. Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110% .
With a partial hedge coverage ratio, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to non-parallel changes in the interest rate curve, the convexity of the MSR, the basis risk inherent in the MSR profile and hedging instruments, and hedge costs among other factors. We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.
The following table illustrates the interest rate sensitivity of our MSR portfolio exposure and associated hedges at March 31, 2024. Hypothetical change in values of the MSR and hedges are presented under a set instantaneous +/- 25 basis point parallel move in rates. Refer to the description below under Sensitivity Analysis for more details. Changes in fair value cannot be extrapolated because the relationship to the change in fair value may not be linear and other factors may apply, such as change in yield, spreads or other assumptions. The amounts based on market risk sensitive measures are hypothetical and presented for illustrative purposes only.

	Fair value at March 31, 2024	Hypothetical change in fair value due to 25 bps rate decrease (1)	Hypothetical change in fair value due to 25 bps rate increase (1)
Agency MSRs - interest rate sensitive (excluding MAV, Rithm and others)	$1,601	$(36)	$30
Asset value of securitized HECM loans, net of HMBS-related borrowing (Reverse MSR)	73	4	(4)
MSR hedging derivative instruments	$4	33	(35)
Total hedge position		$37	$(39)
Hypothetical hedge coverage ratio (2)		103%	129%

Hypothetical residual exposure to changes in interest rates		$1	$(9)
(1)The baseline for the hypothetical change in fair value is based on a 10-year swap rate of 4.11% at March 31, 2024.
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
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at March 31, 2024, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$4	$(4)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	13	(15)
Derivative instruments	21	(21)
Total MSRs - Agency and non-Agency (1)	(36)	30
IRLCs	(1)	1
Total, net	$—	$(9)
(1)Primarily reflects the impact of market interest rate changes on projected prepayments on the Agency MSR portfolio, Rithm and MAV pledged MSR financing liabilities and ESS financing liabilities.
The increase in our upward net sensitivity from less than $(1) at December 31, 2023 to $(9) at March 31, 2024 for a 25 basis point parallel upward shift in the yield curve is primarily driven by the increased convexity profile of the portfolio at March 31, 2024 in a higher interest rate environment and associated hedging strategy.
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
Based on March 31, 2024 balances, if interest rates were to increase by 100 bps on our variable-rate debt and cash and float balances, we estimate a net negative impact of approximately $0.5 million resulting from an increase of $20.7 million in annual interest income and other credits on deposits, and an increase of $21.2 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the three months ended March 31, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2024.
Based on such evaluation, management concluded that our disclosure controls and procedures as of March 31, 2024 were (1) designed and functioning effectively to ensure that material information relating to Ocwen, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Ocwen in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See Note 21 – Contingencies to the Unaudited Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.
ITEM 1A.    RISK FACTORS
An investment in our common stock involves significant risk. We describe the most significant risks that management believes affect or could affect us under Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2023. Understanding these risks is important to understanding any statement in such reports and in our subsequent SEC filings (including this Form 10-Q) and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described therein together with all the other information included or incorporated by reference in such Annual Report and in our subsequent SEC filings before you make any decision regarding an investment in our common stock. You should also consider the information set forth under “Forward-Looking Statements.” If any of the risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment.
ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws of Ocwen Financial Corporation (2)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1*	Form of 2024 Annual Performance-Based Cash Award Agreement (filed herewith)
10.2*	Form of 2024 Annual Performance-Based Stock Award Agreement (filed herewith)
10.3*	Form of 2024 Special Time-Based Stock Award Agreement (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Included as Exhibit 101).

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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: May 2, 2024