Form 10-Q
period 2024-06-30
ONITY GROUP INC.
filed 2024-08-01
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ____________________ to ____________________
Commission File No. 1-13219
Onity Group Inc.
(Exact name of registrant as specified in its charter)

Florida		65-0039856
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1661 Worthington Road, Suite 100		33409
West Palm Beach,	Florida
(Address of principal executive office)		(Zip Code)
(561) 682-8000
(Registrant’s telephone number, including area code)
Ocwen Financial Corporation
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)*	Name of each exchange on which registered
Common Stock, $0.01 Par Value	ONIT	New York Stock Exchange
*The registrant changed its name to Onity Group Inc. and its trading symbol to ONIT on June 10, 2024. The registrant's common stock was previously traded under the trading symbol OCN.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of July 30, 2024: 7,845,055 shares

ONITY GROUP INC. CORPORATION
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
•the timing for completion of our rebranding and its impact on our business and third parties’ perceptions of us;
•our ability to timely reduce operating costs or generate offsetting revenue in proportion to the industry-wide decrease in originations activity, and the impact of cost-reduction initiatives on our business, operations, and financial performance;
•our ability to maintain and increase market share in our target markets, including in forward and reverse servicing;
•breach or failure of Onity’s, our contractual counterparties’, or our vendors’ information technology or other security systems or privacy protections, including any failure to protect customers’ data, resulting in disruption to our operations, loss of income, reputational damage, costly litigation and regulatory penalties;
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
•our ability to repay, renew and extend our other borrowings, borrow additional amounts as and when required, meet our mortgage servicing rights (MSR) or other asset investment objectives and comply with our debt agreements, including the financial and other covenants contained in them;
•the extent to which our MSR joint venture with Oaktree Capital Management L.P. and its affiliates (Oaktree), other transactions and our enterprise sales initiatives will generate additional subservicing volume and result in increased profitability;
•our ability, and the ability of MSR Asset Vehicle LLC (MAV), to bid competitively for, and close acquisitions of, MSRs on terms that will enable us to achieve our growth objectives and a favorable return on our investment in MAV;
•uncertainty related to the future of MAV, one of our largest subservicing clients as of June 30, 2024, MAV’s continued ownership of its MSR portfolio after May 3, 2024, and any impact on our servicing revenue and MSR valuation adjustments as a result of the sale of MAV’s MSRs;
•the extent to which our ownership stake in MAV’s holding company may be diluted, resulting in a reduced ability for us to participate in certain routine management decisions;

•uncertainty related to our long-term relationship with Rithm Capital Corp. (Rithm), one of our largest subservicing clients as of June 30, 2024;
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
•the extent to which changes in, or in the interpretation of, laws or regulations may require us to modify our business practices and expose us to increased expense, regulatory engagement and litigation risk, including with respect to the collection of expedited payment, or convenience, fees;
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$203.1	$201.6
Restricted cash ($22.5 and $24.2 related to variable interest entities (VIEs))	46.3	53.5
Mortgage servicing rights (MSRs), at fair value	2,327.7	2,272.2
Advances, net ($467.9 and $573.0 related to VIEs)	550.6	678.8
Loans held for sale ($1,103.9 and $674.2 carried at fair value) ($428.8 and $269.6 related to VIEs)	1,107.0	677.3
Loans held for investment, at fair value ($5.4 and $5.6 related to VIEs)	8,227.8	7,975.5
Receivables, net ($33.1 and $19.9 related to VIEs)	153.4	154.8
Investment in equity method investee	31.3	37.8
Premises and equipment, net	12.3	13.1
Other assets ($12.8 and $22.0 carried at fair value) ($22.4 and $18.6 related to VIEs)	84.3	106.2
Contingent loan repurchase asset	341.0	343.0
Total assets	$13,084.7	$12,513.7

Liabilities and Stockholder’s Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$8,035.4	$7,797.3
Other financing liabilities, at fair value ($333.1 and $409.2 due to related party) ($5.4 and $5.6 related to VIEs)	845.9	900.0
Advance match funded liabilities ($404.3 and $498.9 related to VIEs)	405.0	499.7
Mortgage loan financing facilities, net ($280.1 and $143.4 related to VIEs)	1,190.5	710.6
MSR financing facilities, net	927.7	916.2
Senior notes, net ($245.3 and $239.7 due to related parties)	555.2	595.8
Other liabilities ($10.1 and $7.2 carried at fair value)	337.9	349.3
Contingent loan repurchase liability	341.0	343.0
Total liabilities	12,638.4	12,111.9

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,845,055 and 7,684,401 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	556.9	554.5
Accumulated deficit	(111.0)	(151.6)
Accumulated other comprehensive loss, net of income taxes	0.2	(1.2)
Total stockholders’ equity	446.2	401.8
Total liabilities and stockholders’ equity	$13,084.7	$12,513.7

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Servicing and subservicing fees	$210.8	$237.6	$415.3	$469.7
Gain on reverse loans held for investment and HMBS-related borrowings, net	8.5	0.7	23.9	21.9
Gain on loans held for sale, net	16.5	25.3	27.4	28.1
Other revenue, net	10.6	8.5	18.8	14.1
Total revenue	246.4	272.0	485.5	533.9

MSR valuation adjustments, net	(32.7)	(48.9)	(44.3)	(117.9)

Operating expenses
Compensation and benefits	55.0	57.7	108.6	115.7
Servicing and origination	13.9	17.6	29.0	33.3
Technology and communications	13.0	13.0	25.7	26.4
Professional services	10.7	(16.9)	22.8	(3.6)
Occupancy, equipment and mailing	7.5	7.7	15.2	16.5
Other expenses	3.9	5.1	7.2	10.1
Total operating expenses	104.0	84.3	208.4	198.4

Other income (expense)
Interest income	22.5	20.3	40.0	34.4
Interest expense ($11.4, $10.9, 22.6 and 21.7 on amounts due to related parties)	(73.1)	(68.3)	(140.5)	(130.5)
Pledged MSR liability expense ($15.3, $13.2, $30.7 and $27.3 on amounts due to related party)	(46.1)	(73.0)	(91.0)	(143.3)
Earnings of equity method investee	3.1	2.9	5.8	3.1
Gain on extinguishment of debt	—	—	1.4	—
Other, net	(2.7)	(4.4)	(3.4)	(3.2)
Other income (expense), net	(96.2)	(122.5)	(187.5)	(239.5)

Income (loss) before income taxes	13.5	16.3	45.3	(22.0)
Income tax expense	3.0	0.9	4.7	2.7
Net income (loss)	$10.5	$15.5	$40.6	(24.7)

Earnings (loss) per share
Basic	$1.34	$2.02	$5.23	$(3.25)
Diluted	$1.33	$1.95	$5.09	$(3.25)

Weighted average common shares outstanding
Basic	7,821,128	7,652,563	7,766,331	7,593,391
Diluted	7,918,672	7,919,587	7,982,429	7,593,391

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$10.5	$15.5	$40.6	$(24.7)
Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	1.3	—	1.4	—
Other	—	—	—	0.1
Comprehensive income (loss)	$11.8	$15.5	$42.0	$(24.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount
Balance at March 31, 2024	7,784,253	$0.1	$554.6	$(121.5)	$(1.1)	$432.1
Net income	—	—	—	10.5	—	10.5
Equity-based compensation and other	60,802	—	2.3	—	—	2.3
Other comprehensive income, net of income taxes	—	—	—	—	1.3	1.3
Balance at June 30, 2024	7,845,055	$0.1	$556.9	$(111.0)	$0.2	$446.2

Balance at March 31, 2023	7,638,611	$0.1	$546.7	$(128.1)	$(2.4)	$416.3
Net income	—	—	—	15.5	—	15.5
Equity-based compensation and other	38,397	—	2.0	—	—	2.0
Other comprehensive income, net of income taxes	—	—	—	—	—	—
Balance at June 30, 2023	7,677,008	$0.1	$548.7	$(112.6)	$(2.4)	$433.8

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount

Balance at December 31, 2023	7,684,401	$0.1	$554.5	$(151.6)	$(1.2)	$401.8
Net income	—	—	—	40.6	—	40.6
Equity-based compensation and other	160,654	—	2.4	—	—	2.4
Other comprehensive income, net of income taxes	—	—	—	—	1.4	1.4
Balance at June 30, 2024	7,845,055	$0.1	$556.9	$(111.0)	$0.2	$446.2

Balance at December 31, 2022	7,526,117	$0.1	$547.0	$(87.9)	$(2.5)	$456.6
Net loss	—	—	—	(24.7)	—	(24.7)
Equity-based compensation and other	150,891	—	1.7	—	—	1.7
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at June 30, 2023	7,677,008	$0.1	$548.7	$(112.6)	$(2.4)	$433.8

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$40.6	$(24.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	81.5	162.9
Provision for bad debts (advances and receivables)	14.2	12.5
Provision for indemnification obligations	2.0	3.3
Depreciation	2.8	3.4
Amortization of debt issuance costs and discount	17.9	6.1
Amortization of intangibles	1.7	2.9
Gain on extinguishment of debt	(1.4)	—
Equity-based compensation expense	4.8	4.1
Gain on reverse loans held for investment and HMBS-related borrowings, net	(16.0)	(13.7)
Gain on loans held for sale, net	(27.4)	(28.1)
Origination and purchase of loans held for sale	(7,409.4)	(5,412.3)
Proceeds from sale and collections of loans held for sale	6,888.1	4,624.3
Changes in assets and liabilities:
Decrease in advances	112.8	114.0
Decrease in receivables and other assets	23.2	12.5
Increase in derivatives	(78.8)	(49.7)
Decrease in other liabilities	(17.1)	(56.8)
Other, net	(14.6)	(9.3)
Net cash used in operating activities	(375.0)	(648.7)

Cash flows from investing activities
Origination of loans held for investment	(520.3)	(507.4)
Principal payments received on loans held for investment	599.1	528.0
Purchase of MSRs	(62.1)	(52.3)
Proceeds from sale of MSRs	96.0	0.3
Proceeds from sale of advances	9.3	5.1
Purchase of real estate	(12.1)	(10.2)
Proceeds from sale of real estate	12.3	8.1
Additions to premises and equipment	(0.2)	(1.8)
Proceeds from sale of premises and equipment	—	0.1
Distribution from (investment in) equity method investee, net	6.5	7.6
Net cash provided by (used in) investing activities	128.4	(22.5)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(94.7)	(83.2)
Proceeds from mortgage loan financing facilities, net	471.9	816.0
Proceeds from MSR financing facilities	605.4	443.4
Repayment of MSR financing facilities	(592.7)	(531.8)
Repurchase of Senior notes	(45.5)	—
Payment of debt issuance costs	(3.4)	(3.4)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	17.7	88.3
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	—	68.7
Repayment of other financing liabilities	(37.4)	(45.7)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	507.7	502.3
Repayment of HMBS-related borrowings	(588.1)	(525.1)
Net cash provided by financing activities	240.8	729.5

Net increase (decrease) in cash, cash equivalents and restricted cash	(5.7)	58.3
Cash, cash equivalents and restricted cash at beginning of year	255.1	274.2
Cash, cash equivalents and restricted cash at end of period	$249.4	$332.5

Supplemental non-cash investing and financing activities:
Recognition (derecognition) of gross right-of-use asset and lease liability:
Right-of-use asset	$1.9	$(1.5)
Lease liability	1.9	(1.5)
Transfer from loans held for investment to loans held for sale	1.9	3.1
Transfers of loans held for sale to real estate owned (REO)	7.3	11.5
Derecognition of MSRs and Other financing liabilities, at fair value:
MSR, at fair value	$(85.7)	$(32.5)
Other financing liability, at fair value - MSR pledged liability	(85.7)	(32.5)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$203.1	$213.4
Restricted cash and equivalents:
Debt service accounts	27.0	71.2
Other restricted cash	19.3	47.9
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$249.4	$332.5
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
(Dollars in millions, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation
Organization
Onity Group Inc. (formerly Ocwen Financial Corporation) (Onity, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, clients, investors and others through its primary operating subsidiary, PHH Mortgage Corporation (PHH, formerly referred to as PMC). We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Onity is a Florida corporation organized in February 1988. On June 10, 2024, Ocwen Financial Corporation changed its name to Onity Group Inc. and continued to be publicly traded on the New York Stock Exchange under the new ticker symbol “ONIT” (formerly “OCN").
Onity directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PHH since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Onity holds a 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) that invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV).
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
We had a total of approximately 4,300 employees at June 30, 2024 of which approximately 2,900 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide internal support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Amounts may not add in certain tables due to rounding.
Change in Presentation
Effective June 30, 2024, in our consolidated balance sheets we now present Contingent loan repurchase asset and Contingent loan repurchase liability as separate line items (previously reported in Other assets and Other liabilities, respectively). In connection with the Ginnie Mae early buyout program, our servicing agreements provide that we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming unpaid for more than three consecutive months. Once these conditions are met, we have effectively regained control over the mortgage loans, and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. The separate presentation of such assets and offsetting liabilities on the face of the balance sheet provides increased transparency as compared to a presentation within Other assets and Other liabilities. The consolidated balance sheet as of December 31, 2023 has been recast to conform to the current period presentation. This presentation change had no impact on total assets or total liabilities in our consolidated balance sheets, no impact on the consolidated statements of cash flows, nor any other financial statements.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds received from securitizations	$4,249.2	$2,298.1	$6,808.1	$4,614.9
Servicing fees collected (1)	40.2	28.2	78.5	55.2
Purchases of previously transferred assets, net of claims reimbursed	(3.7)	(4.0)	(6.2)	(7.1)
	$4,285.7	$2,322.4	$6,880.3	$4,663.0
(1)We receive servicing fees based upon the securitized loan balances and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $67.7 million and $102.4 million during the three and six months ended June 30, 2024, respectively, and $31.5 million and $62.6 million during the three and six months ended June 30, 2023, respectively.
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
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	June 30, 2024	December 31, 2023
Carrying value of assets
MSRs, at fair value	$690.6	$636.5
Advances	85.1	99.0
UPB of loans transferred (1)	47,658.7	46,810.1
Maximum exposure to loss (2)	$48,434.3	$47,545.6
(1)Includes $10.5 billion and $10.5 billion of loans delivered to Ginnie Mae as of June 30, 2024 and December 31, 2023, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).

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
At June 30, 2024 and December 31, 2023, 2.5% and 2.8%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.3% and 8.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. As the transfers of the HECM loans do not qualify for sale accounting, we account for these transfers as secured financings, with the HECM loans classified as Loans held for investment, at fair value, on our unaudited consolidated balance sheets.
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PHH to the trust for collateralization purposes. As of June 30, 2024 and December 31, 2023, $200.1 million and $150.1 million, respectively, loans held for sale were pledged as collateral for $200.0 million and $150.0 million, respectively, debt certificates issued by the trust. See Note 13 – Borrowings.
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
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the securitized reverse mortgage loans buyouts and financing liabilities:

	June 30, 2024	December 31, 2023
Mortgage loans (Loans held for sale)	$228.7	$119.5
Receivables, net	33.1	19.9
REO (Other assets)	17.9	12.5
Debt service and Interest reserve accounts (Restricted cash)	10.2	6.8
Total assets	$290.0	$158.6

Outstanding borrowings (Mortgage loan financing facilities, net)	314.0	164.4
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	(33.9)	(21.0)
Accrued expenses and Accrued interest (Other liabilities)	0.9	0.5
Total liabilities	$281.0	$143.8
Financings of Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities, with the use of SPEs that we consolidate and include in our consolidated financial statements.

The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	June 30, 2024	December 31, 2023
Match funded advances (Advances, net)	$467.9	$573.0
Debt service accounts (Restricted cash)	10.6	15.7
Advance match funded liabilities	404.3	498.9
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
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facility and the PLS Notes facility:

	June 30, 2024	December 31, 2023
MSRs pledged (MSRs, at fair value)	$518.9	$449.6
Debt service account (Restricted cash)	1.7	1.7
Outstanding borrowings (MSR financing facilities, net)	277.2	282.1
Unamortized debt issuance costs (MSR financing facilities, net)	(0.2)	(0.4)

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale
Loans held for sale, at fair value (a) (e)	3, 2	$1,103.9	$1,103.9	$674.2	$674.2
Loans held for sale, at lower of cost or fair value (b)	3	3.1	3.1	3.1	3.1
Total Loans held for sale		$1,107.0	$1,107.0	$677.3	$677.3

Loans held for investment, at fair value
Loans held for investment - Reverse mortgages (a)	3	$8,222.4	$8,222.4	$7,970.0	$7,970.0
Loans held for investment - Restricted for securitization investors (a)	3	5.4	5.4	5.6	5.6
Total Loans held for investment, at fair value		$8,227.8	$8,227.8	$7,975.5	$7,975.5

Advances, net (c)	3	$550.6	$550.6	$678.8	$678.8
Receivables, net (c)	3	$153.4	$153.4	$154.8	$154.8

		June 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Advance match funded liabilities (c)	3	$405.0	$405.0	$499.7	$499.7
Financing liabilities, at fair value:
HMBS-related borrowings (a)	3	$8,035.4	$8,035.4	$7,797.3	$7,797.3
Other financing liabilities	3	845.9	845.9	900.0	900.0
Mortgage loan financing facilities (c) (d)	3	$1,190.5	$1,196.5	$710.6	$717.6
MSR financing facilities (c) (d)	3	$927.7	$914.0	$916.2	$900.3
Senior notes
PMC Senior secured notes due 2026 (c) (d)	2	$309.9	$305.3	$356.1	$326.0
OFC Senior secured notes due 2027 (c) (d)	3	245.3	256.3	239.7	230.5
Total Senior notes		$555.2	$561.6	$595.8	$556.5
Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$4.1	$4.1	$5.6	$5.6
Other derivatives (a)	1	(1.4)	(1.4)	9.1	9.1
Other commitments (a)	3	—	—	(0.1)	(0.1)

MSRs (a)	3	$2,327.7	$2,327.7	$2,272.2	$2,272.2
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
The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended June 30, 2024
Beginning balance	$284.0	$(253.4)	$5.0
Purchases, issuances, sales and settlements
Purchases and other	80.5	—	—
Issuances (1)	—	—	4.0
Sales	(38.7)	—	—
Settlements (2)	(25.1)	7.0	—
Transfers from (to)
Loans held for investment, at fair value	0.8	—	—
Loans held for sale, at fair value (1)	—	—	8.6
REO (Other assets)	(4.3)	—	—
Receivables, net	(7.6)	—	—
Advances (capitalization upon Ginnie Mae modification)	2.8	—	—
Net addition (disposition/derecognition)	8.3	7.0	12.6
Included in earnings:
Change in fair value (1)	4.4	(4.1)	(13.5)
Ending balance	$296.7	$(250.5)	$4.1

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended June 30, 2023
Beginning balance	$23.3	$(263.1)	$4.8
Purchases, issuances, sales and settlements
Purchases and other	240.4	—	—
Issuances (1)	—	—	4.4
Sales	(38.5)	—	—
Settlements (2)	(25.8)	8.1	—
Transfers from (to)
Loans held for investment, at fair value	1.5	—	—
Loans held for sale, at fair value (1)	—	—	(10.8)
REO (Other assets)	(7.1)	—	—
Receivables, net	(15.6)	—	—
Advances (capitalization upon Ginnie Mae modification)	1.7	—	—
Other	2.8	—	—
Net addition (disposition/derecognition)	159.5	8.2	(6.5)
Included in earnings:
Change in fair value (1)	14.6	(3.6)	3.0
Ending balance	$197.4	$(258.5)	$1.4

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Six Months Ended June 30, 2024
Beginning balance	$203.1	$(248.9)	$5.6
Purchases, issuances, sales and settlements
Purchases and other	225.5	—	—
Issuances (1)	—	—	21.2
Sales	(76.7)	—	—
Settlements (2)	(47.3)	14.4	—
Transfers from (to)
Loans held for investment, at fair value	1.9	—	—
Loans held for sale, at fair value (1)	—	—	2.8
REO (Other assets)	(7.3)	—	—
Receivables, net	(18.2)	—	—
Advances - (capitalization upon Ginnie Mae modification)	4.9	—	—
Net addition (disposition/derecognition)	82.8	14.4	24.0
Included in earnings:
Change in fair value (1)	10.9	(16.0)	(25.5)
Ending balance	$296.7	$(250.5)	$4.1

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Six Months Ended June 30, 2023
Beginning balance	$32.1	$(199.0)	$(0.7)
Purchases, issuances, sales and settlements
Purchases and other	252.8		—
Issuances (1)	—	(68.7)	10.1
Sales	(58.7)	—	—
Settlements (2)	(25.8)	14.9	—
Transfers from (to)
Loans held for investment, at fair value	1.5	—	—
Loans held for sale, at fair value (1)	—	—	(31.2)
REO (Other assets)	(7.1)	—	—
Receivables, net	(16.1)	—	—
Advances - (capitalization upon Ginnie Mae modification)	1.7	—	—
Other	2.8	—	—
Net addition (disposition/derecognition)	151.3	(53.8)	(21.0)
Included in earnings:
Change in fair value (1)	14.0	(5.6)	23.1
Ending balance	$197.4	$(258.5)	$1.4
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(0.9) million and $(1.5) million for the three and six months ended June 30, 2024, respectively, and $(3.4) million and $2.1 million for the three and six months ended June 30, 2023, respectively. See Note 15 – Derivative Financial Instruments and Hedging Activities.
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
Loans Held for Sale
The fair value of residential forward and reverse mortgage loans we purchased from Ginnie Mae guaranteed securitizations or from third parties (including government insured reverse buyouts previously purchased from Ginnie Mae guaranteed securitizations) is estimated using both observable and unobservable inputs, including published Ginnie Mae prices or expected collateral values, as well as estimated default, prepayment, and discount rates. Significant unobservable inputs in estimating fair value include the estimated default rate and, for reverse loans the prepayment rate and liquidation timeline. Accordingly, these repurchased Ginnie Mae forward and reverse loans are classified as Level 3 within the valuation hierarchy.
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

Significant unobservable assumptions	June 30, 2024	December 31, 2023
Life in years
Range	0.7 to 7.9	0.8 to 7.9
Weighted average	5.1	5.2
Conditional prepayment rate, including voluntary and involuntary prepayments
Range	11.6% to 32.9%	12.0% to 35.4%
Weighted average	17.7%	17.2%
Discount rate	5.2%	4.9%
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. The effects of changes in the assumptions used to value the securitized loans held for investment, excluding future draw commitments, are partially offset by the effects of changes in the assumptions used to value the HMBS-related borrowings that are associated with these loans.
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

Significant unobservable assumptions	June 30, 2024		December 31, 2023
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.3%	7.8%	7.7%	7.9%
Weighted average lifetime delinquency rate	1.2%	10.1%	1.3%	10.0%
Weighted average discount rate	9.9%	10.9%	9.2%	11.4%
Weighted average cost to service (in dollars)	$71	$192	$71	$192

Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of June 30, 2024 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.7	1.5
Change in fair value due to change in weighted average prepayment speeds	$(56.3)	$(111.3)
Change in weighted average discount rate (in percentage points)	1.0	2.0
Change in fair value due to change in weighted average discount rate	$(79.7)	$(152.9)
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

Significant unobservable assumptions	June 30, 2024	December 31, 2023
Life in years
Range	0.7 to 7.9	0.8 to 7.9
Weighted average	5.1	5.2
Conditional prepayment rate
Range	11.6% to 32.9%	12.0% to 35.4%
Weighted average	17.7%	17.2%
Discount rate	5.2%	4.9%
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. The effects of changes in the assumptions used to value the HMBS-related borrowings are partially offset by the effects of changes in the assumptions used to value the associated pledged loans held for investment, excluding future draw commitments.
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

Significant unobservable assumptions	June 30, 2024	December 31, 2023
Weighted average prepayment speed	5.3%	6.5%
Weighted average delinquency rate	3.0%	2.8%
Weighted average subservicing life (in years)	4.7	4.3
Weighted average discount rate	10.4%	9.6%
Weighted average cost to service (in dollars)	$134	$130
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS financing liability at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At June 30, 2024 and December 31, 2023, the weighted average discount rate of the ESS financing liability was 9.4% and 9.4%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions. Also see Note 8 — Other Financing Liabilities, at Fair Value.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale for which we elected the fair value option:

	June 30, 2024	December 31, 2023
Unpaid principal balance	$1,139.8	$678.8
Premium (discount)	(28.7)	(2.4)
Unrealized gain (loss)	(7.2)	(2.2)
Total fair value	$1,103.9	$674.2
The following table presents the composition of Loans held for sale, at fair value by type:

	June 30, 2024	December 31, 2023
GSE loans	$558.0	$219.3
Government- Forward loans	263.0	254.0
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	23.9	19.1
Reverse loans (2)	249.8	166.6
Other residential mortgage loans	9.2	15.2
Total	$1,103.9	$674.2
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes government-insured inactive reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of June 30, 2024 and December 31, 2023, the balance includes $228.7 million and $119.5 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 13 – Borrowings.

The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,025.7	$845.2	$674.2	$617.8
Originations and purchases	4,420.5	2,859.9	7,409.4	5,412.3
Proceeds from sales	(4,256.4)	(2,279.6)	(6,837.4)	(4,575.8)
Principal collections	(27.5)	(31.6)	(50.6)	(47.0)
Transfers from (to):
Loans held for investment, at fair value	0.8	1.5	1.9	3.1
Receivables, net	(7.6)	(15.6)	(18.2)	(14.5)
REO (Other assets)	(4.3)	(7.1)	(7.3)	(11.2)
Advances (capitalization upon Ginnie Mae modifications)	2.8	1.7	4.9	3.7
Fair value gain (loss) on loans held for sale, at fair value (1)	(54.7)	(23.9)	(82.2)	(41.1)
Other	4.5	2.3	9.2	5.5
Ending balance	$1,103.9	$1,352.9	$1,103.9	$1,352.9
(1)Excludes retained MSR upon securitization. See below table of gain (loss) on loans held for sale, net.
The following table presents the components of Gain (loss) of loans held for sale at fair value, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MSRs retained on transfers of forward mortgage loans	$67.7	$31.5	$102.4	$62.6
Gain (loss) on sale of mortgage loans (1)	(53.6)	(28.1)	(77.8)	(50.2)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	(0.2)	(0.1)	(1.0)	0.1
Change in fair value of loans held for sale	(0.9)	4.3	(3.4)	9.1
Gain on loans held for sale, at fair value	13.0	7.6	20.2	21.5
Gain (loss) on economic hedge derivative instruments	5.0	21.2	9.7	4.8
Change in fair value of IRLCs	(1.0)	(3.2)	(1.6)	2.4
Provision for representation and warranty obligations	(0.6)	(0.3)	(0.9)	(0.6)
	$16.5	$25.3	$27.4	$28.1
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans held for investment for which we elected the fair value option:

	June 30, 2024	December 31, 2023
Unpaid principal balance	$7,846.3	$7,664.7
Fair value adjustments	376.1	305.3
Total fair value	$8,222.4	$7,970.0
The following table presents the composition of reverse mortgage loans held for investment, at fair value by type:

	June 30, 2024	December 31, 2023
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$8,109.4	$7,868.5
New HECM loan originations and HECM loan tails (2) - unsecuritized	113.0	101.5
Total fair value	$8,222.4	$7,970.0

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
The following table summarizes the activity in reverse mortgage loans held for investment and HMBS related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Three Months Ended June 30,
	2024		2023
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$8,125.0	$(7,945.0)	$7,662.9	$(7,470.6)
Originations	269.9	—	272.2	—
Securitization of HECM loans accounted for as a financing	—	(260.3)	—	(271.1)
Additional proceeds from securitization of HECM loans and tails	—	(3.0)	—	0.1
Repayments (principal payments received)	(322.0)	316.0	(291.8)	289.8
Transfers to:
Loans held for sale, at fair value	(0.8)	—	(1.5)	—
Receivables, net	(0.5)	—	(1.0)	—
REO (Other assets)	(0.1)	—	—	—
Fair value gains (losses) included in earnings (1)	150.9	(143.0)	34.1	(34.5)
Ending balance	$8,222.4	$(8,035.4)	$7,674.8	$(7,486.4)

	Six Months Ended June 30,
	2024		2023
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,970.0	$(7,797.3)	$7,504.1	$(7,326.8)
Originations	520.3	—	507.4	—
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(507.7)	—	(502.3)
Additional proceeds from securitization of HECM loans and tails	—	(6.4)	—	(6.1)
Acquisition	—	—	—	—
Repayments (principal payments received)	(598.9)	588.1	(527.3)	525.1
Transfers to:
Loans held for sale, at fair value	(1.9)	—	(3.1)	—
Receivables, net	(1.4)	—	(2.0)	—
REO (Other assets)	(0.1)	—	(0.1)	—
Fair value gains (losses) included in earnings (1)	334.4	(312.0)	195.7	(176.2)
Ending balance	$8,222.4	$(8,035.4)	$7,674.8	$(7,486.4)
Securitized loans (pledged to HMBS-related borrowings)	$8,109.4	$(8,035.4)	$7,553.7	$(7,486.4)
Unsecuritized loans	113.0		121.0
Total	$8,222.4		$7,674.8
(1)See further breakdown of the net gain (loss) in the table below.

Gain (Loss) on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain on new originations (1)	$5.1	$4.2	$11.0	$10.5
Net interest income (servicing fee) (2)	6.1	5.8	12.0	11.7
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net (3)	(3.3)	(9.9)	(0.7)	(1.8)
Fair value gains (losses) included in earnings (3) (4)	7.9	0.1	22.4	20.5
Loan fees and other	0.6	0.7	1.5	1.5
	$8.5	$0.7	$23.9	$21.9
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings. The net interest income includes the servicing fee Onity is contractually entitled to on securitized loans.
(3)Includes the cash realized gains upon securitization of tails (previously reported separately in the table above).
(4)See breakdown between Loans held for investment and HMBS-related borrowings in the table above within Fair value gains (losses) included in earnings.

Note 6 – Advances

	June 30, 2024	December 31, 2023
Principal and interest	$180.0	$212.5
Taxes and insurance	253.6	343.3
Foreclosures, bankruptcy, REO and other (1)	125.9	130.3
Total advances, before allowance for losses	559.5	686.1
Allowance for losses	(8.9)	(7.3)
Advances, net	$550.6	$678.8
(1)     Balance at June 30, 2024 includes servicing advances of $34.8 million (New York), $9.7 million (Florida), $8.8 million (California), $6.2 million (Pennsylvania) and $5.9 million (New Jersey) based on the underlying property location of the related mortgage loans.
The following table summarizes the activity in net advances:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance - before Allowance for Losses	$610.5	$663.1	$686.1	$725.1
New advances	204.2	146.5	403.6	335.3
Transfer from (to) Receivables	2.1	2.2	5.0	11.1
Sales of advances	(8.3)	(0.6)	(9.3)	(4.9)
Collections of advances and other	(248.9)	(201.1)	(525.8)	(456.6)
Ending balance - before Allowance for Losses	559.5	610.0	559.5	610.0

Beginning balance - Allowance for Losses	(7.7)	$(6.2)	(7.3)	(6.2)
Provision expense	(4.2)	(2.8)	(7.1)	(4.6)
Net charge-offs and other	3.0	1.6	5.5	3.4
Ending balance - Allowance for Losses	(8.9)	(7.4)	(8.9)	(7.4)

Ending balance, net	$550.6	$602.7	$550.6	$602.7

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	June 30, 2024		December 31, 2023
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,720.1	$122.0	$1,604.6	$122.7

Rithm and others transferred MSRs (1)	264.0	18.6	244.8	18.1
MAV transferred MSRs (1)	343.6	22.3	422.8	28.8
Total transferred MSR, subject to Pledged MSR liability, at fair value (1)	607.6	40.9	667.6	46.9
Total MSRs	$2,327.7	$162.9	$2,272.2	$169.7
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.

Mortgage Servicing Rights – At Fair Value	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$2,374.7	$2,580.6	$2,272.2	$2,665.2
Sales	(100.9)	—	(100.9)	—
Additions:
Recognized on the sale of residential mortgage loans	67.7	31.5	102.4	62.6
Purchases of MSRs	34.9	19.1	61.8	44.0
Servicing transfers and adjustments (1)	(85.7)	(32.5)	(87.0)	(32.5)
Net additions (sales)	(84.1)	18.1	(23.7)	74.1
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	92.6	136.8	194.4	53.2
Realization of cash flows	(55.4)	(59.7)	(115.2)	(116.8)
Fair value gains (losses) recognized in earnings	37.2	77.1	79.2	(63.6)

Ending balance	$2,327.7	$2,675.7	$2,327.7	$2,675.7
(1)Servicing transfers and adjustments for the three months ended June 30, 2024 and 2023 include a $85.8 million and a $32.5 million, respectively, derecognition of GSE MSRs previously sold to MAV in a transaction which did not qualify for sale accounting treatment. We derecognized the MSRs with a UPB of $5.5 billion and $2.3 billion, from our June 30, 2024 and June 30, 2023 balance sheets, respectively, together with the associated Pledged MSR liability upon the sale of the MSRs by MAV to a third party. See Note 8 — Other Financing Liabilities, at Fair Value for further information.

The following table summarizes the delinquency status of the loans underlying our MSRs:

	June 30, 2024				December 31, 2023
Delinquent loans	GSE	GNMA	Non - Agency	Total	GSE	GNMA	Non - Agency	Total
Total MSR UPB (in billions)	$122.9	$17.5	$22.4	$162.9	$127.3	$18.6	$23.8	$169.7

30 days	1.3%	6.2%	9.4%	3.7%	1.2%	6.1%	9.4%	3.7%
60 days	0.2	2.0	3.5	1.2	0.2	2.0	3.6	1.2
90 days or more	0.5	4.2	7.3	2.5	0.5	3.7	8.2	2.6
Total 30-60-90 days or more	2.0%	12.5%	20.2%	7.3%	1.9%	11.8%	21.2%	7.5%

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loan servicing and subservicing fees
Servicing fee	$91.7	$89.4	$182.1	$179.3
Subservicing fee (4)	26.8	18.4	54.3	38.0
MAV Subservicing fee	1.9	2.0	3.8	3.8
MAV Servicing fee / Transferred MSR (1)	17.8	15.5	35.8	31.9
Rithm and Others Servicing fee / Transferred MSR (1) (3)	19.1	59.2	37.8	118.8
	157.2	184.4	313.8	371.8
Ancillary income
Custodial accounts (float earnings)	31.9	26.2	59.1	46.4
Late charges	8.7	9.5	16.7	19.0
Reverse subservicing ancillary fees	6.2	9.8	12.9	18.0
Loan collection fees	1.8	2.3	3.6	4.9
Recording fees	1.4	1.3	2.6	2.5
Boarding and deboarding fees	1.0	0.9	1.7	1.8
GSE forbearance fees	0.1	0.3	0.2	0.5
Other, net	2.5	2.9	4.8	4.8
	53.6	53.2	101.5	97.9
Total Servicing and subservicing fees	$210.8	$237.6	$415.3	$469.7

Owned MSR and Subservicing	169.7	157.6	334.0	308.6
Transferred MSR (1) (2)	41.1	80.0	81.3	161.1
(1)Includes servicing fees collected on behalf of respective parties related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)Includes $4.2 million and $7.8 million for the three and six months ended June 30, 2024, respectively, and $5.3 million and $10.4 million for the three and six months ended June 30, 2023, respectively, of ancillary income associated with transferred MSRs that do not achieve sale accounting.
(3)Includes $45.2 million and $90.9 million of servicing fees in the three and six months ended June 30, 2023, respectively, related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — Other Financing Liabilities, at Fair Value.
(4)Includes $11.5 million and $23.4 million of subservicing fees in the three and six months ended June 30, 2024, respectively, related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — Other Financing Liabilities, at Fair Value.
Float balances, on which we earn interest referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our unaudited consolidated balance sheets. Float balances amounted to $2.06 billion and $1.56 billion at June 30, 2024 and December 31, 2023, respectively.

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

			Outstanding Balance
Borrowing Type	Collateral	Maturity	June 30, 2024	December 31, 2023
MSR transfers not qualifying for sale accounting (1):
Pledged MSR liability, at fair value - MAV	MSRs	(1)	$333.1	$409.2
Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	121.6	121.0
Pledged MSR liability, at fair value - Others	MSRs	(1)	135.3	115.3
Total Pledged MSR liability, at fair value			590.0	645.5
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	October 2033	5.4	5.6
ESS financing liability, at fair value (3)	MSRs (3)	(3)	250.5	248.9
Total Other financing liabilities, at fair value			$845.9	$900.0
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

	Three Months Ended June 30,		Six Months Ended June 30,
Pledged MSR Liability	2024	2023	2024	2023
Beginning balance	$647.9	$883.3	$645.5	$931.7
MSR transfers
MSR transfers to MAV	—	0.1	—	0.2
MSR transfers to others	5.8	93.3	12.7	97.6
Total MSR transfers	5.8	93.4	12.7	97.8
Derecognition of financing liability
Derecognition of financing liability - MAV (2)	(85.7)	(32.5)	(85.7)	(32.5)
Total derecognition of financing liability	(85.7)	(32.5)	(85.7)	(32.5)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	32.5	81.0	40.3	42.7
Realization of expected cash flows	(10.4)	(15.6)	(22.9)	(30.1)
Total fair value (gain) loss	22.1	65.4	17.4	12.6
Ending balance (1)	$590.0	$1,009.5	$590.0	$1,009.5
(1)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by PHH (shared between PHH and MAV) and other contractual cash flows.
(2)During the three months ended June 30, 2024 and June 30, 2023, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to third parties with a UPB of $5.5 billion and $2.3 billion, respectively.

The following tables present the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV and other unrelated parties (including Rithm) that do not qualify for sale accounting and the ESS financing liabilities.

	Three Months Ended June 30,
	2024			2023
	Rithm and Others	MAV	Total	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$19.1	$17.8	$36.9	$59.2	$15.5	$74.7
Less: Subservicing fee retained by Onity	(4.4)	(2.3)	(6.8)	(16.9)	(2.1)	(19.1)
Ancillary fee/income and other settlement (including expense reimbursement)	3.1	(0.2)	3.0	3.6	(0.2)	3.5
Transferred MSR net servicing fee remittance	$17.8	$15.3	33.1	$45.9	$13.2	59.1
ESS servicing spread remittance			13.0			13.9
Pledged MSR liability expense			$46.1			$73.0
(1)Includes $45.2 million of servicing fees collected on behalf of Rithm, $12.8 million of subservicing fee retained and $32.4 million of net servicing fee remittance in the three months ended June 30, 2023 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.

	Six Months Ended June 30,
	2024			2023
	Rithm and Others	MAV	Total	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of Rithm, MAV and others	$37.8	$35.8	$73.6	$118.8	$31.9	$150.7
Less: Subservicing fee retained by Onity	(9.0)	(4.9)	(13.9)	(34.2)	(4.4)	(38.6)
Ancillary fee/income and other settlement (including expense reimbursement)	5.5	(0.3)	5.3	6.9	(0.2)	6.7
Transferred MSR net servicing fee remittance	$34.3	$30.7	65.0	$91.5	$27.3	118.8
ESS servicing spread remittance			26.1			24.5
Pledged MSR liability expense			$91.0			$143.3

(1)Includes $90.9 million of servicing fees collected on behalf of Rithm, $25.9 million of subservicing fee retained and $65.0 million of net servicing fee remittance in the six months ended June 30, 2023 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
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
Rithm Transactions
Starting in 2012, Onity and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, and in all cases have been retained by Rithm as subservicer. As of June 30, 2024, all transactions met sale accounting treatment except for the agreement to sell a $9.5 billion MSR portfolio to Rithm, referred to as Rights to MSRs (or RMSR). While most of the economics and risks of the MSR and related advances have contractually transferred to Rithm, the MSR legal title was retained by Onity and the third-party consents required for title transfer were not obtained, causing the transactions to be accounted for as secured financings. Accordingly, we continue to report the MSR and an associated Pledged MSR liability on our consolidated balance sheet.

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
On May 2, 2022, Onity entered into amendments to its servicing agreements with Rithm to extend their terms to December 31, 2023 and provide for subsequent, automatic one-year renewals, unless Onity provides six months’ advance notice of termination (by July 1), or Rithm provides three months’ advance notice of termination (by October 1), among other changes. Onity and Rithm did not provide notice of termination by July 1, 2024 and October 1, 2023, respectively. Accordingly, all servicing agreements with Rithm, including the $9.5 billion of RMSR and $33.6 billion of subservicing, are extended through December 31, 2024, with subsequent, automatic one-year renewals.
Rithm has the right to terminate the $9.5 billion RMSRs for convenience, in whole but not in part, subject to three months’ advance notice of termination. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option, as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight. If such a subservicing arrangement were established, Onity would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
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
Note 9 – MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings:
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($2.3 billion fair value asset at June 30, 2024). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($590.0 million fair value liability at June 30, 2024);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($250.5 million fair value liability at June 30, 2024); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total MSRs (1)	$37.2	$77.2	$79.2	$(63.3)
Pledged MSR liabilities (2) (3)	(22.1)	(65.4)	(17.5)	(12.7)
ESS financing liabilities (2)	2.9	4.6	(1.7)	9.3

Derivative fair value gain (loss) (MSR economic hedges) (4)	(50.6)	(65.2)	(104.3)	(51.1)

MSR valuation adjustments, net	$(32.7)	$(48.9)	$(44.3)	$(117.9)
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

Note 10 – Receivables

	June 30, 2024	December 31, 2023
Servicing-related receivables:
Government-insured loan claims - Forward	$37.2	$43.6
Government-insured loan claims - Reverse	60.8	64.5
Due from custodial accounts	14.8	13.8
Subservicing fees and reimbursable expenses	14.9	14.3
Receivable from sale of MSRs (holdback)	6.3	5.1
Subservicing fees, reimbursable expenses and other - Due from MAV	0.8	3.4
Other	6.4	4.5
	141.3	149.2
Income taxes receivable (1)	27.8	27.1
Other receivables	4.7	3.6
	173.8	179.9
Allowance for losses	(20.4)	(25.1)
	$153.4	$154.8
(1)Includes $26.0 million and $25.2 million at June 30, 2024 and December 31, 2023, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement.

Allowance for Losses	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$22.7	$29.5	$25.1	$34.3
Provision	3.1	4.0	7.1	7.9
Charge-offs and other, net	(5.4)	(6.1)	(11.8)	(14.9)
Ending balance	$20.4	$27.4	$20.4	$27.4

At June 30, 2024 and December 31, 2023, the allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $20.0 million and $24.6 million, respectively.

Note 11 - Investment in Equity Method Investee and Related Party Transactions
We account for our 15% investment in MAV Canopy under the equity method. Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Onity is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Onity is entitled to receive a specified portion of the distribution amount available (Promote Distribution), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on the Oaktree member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of June 30, 2024, Onity has not recognized any such Promote Distribution income.
PHH entered into a Subservicing Agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. The Subservicing Agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. MAV is permitted to sell the underlying MSR, in whole or in part, without Onity’s consent after May 3, 2024. As of June 30, 2024, PHH subserviced a total of $52.9 billion UPB on behalf of MAV under the Subservicing Agreement, of which $22.3 billion of MSRs were previously sold by PHH to MAV and do not qualify for sale accounting and thus remain reported on the consolidated balance sheet of PHH, with a fair value of $343.6 million MSR and $333.1 million Pledged MSR liability - see Note 8 — Other Financing Liabilities, at Fair Value. The fair value of the Pledged MSR liability is determined using the fair value mark provided by third-party valuation experts, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PHH during the expected life of the Subservicing Agreement. We are exposed to a risk of loss of this net $10.6 million asset value if, and to the extent that MAV sells the $22.3 billion MSR portfolio, in whole or in part at a faster pace than anticipated or if prepayments exceeds expectations, among other factors. If MAV sells its whole portfolio, we would be entitled to a Promote Distribution, if any, depending on the then return distribution thresholds, as discussed above.
During the six months ended June 30, 2024 and 2023, PHH transferred UPB of $30.1 million and $17.9 million under a flow MSR sale agreement (Recapture Agreement), respectively. During the six months ended June 30, 2024 and 2023, PHH transferred no MSRs to MAV under the various MSR purchase and sale agreements. These MSR sale transactions between PHH and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured financings. See Note 8 — Other Financing Liabilities, at Fair Value.
MAV Canopy, MAV and Oaktree are deemed related parties to Onity. In addition to the transactions described above and our 15% equity investment in MAV Canopy, Onity issued common stock, warrants and senior secured notes to Oaktree in 2021. See also Note 13 – Borrowings and Note 16 – Interest Expense. In the ordinary course, we regularly share information with Oaktree and discuss various aspects of our relationship. At times, we discuss alternatives to the outcomes contemplated under our agreements when they were originally executed as facts and circumstances change over time. We also discuss modifications to our relationship that we believe could be to our mutual benefit as our respective businesses evolve over time, including alternatives to partially repay our senior secured notes issued to Oaktree.

Note 12 – Other Assets

	June 30, 2024	December 31, 2023
Prepaid expenses (including prepaid lender fees)	$24.9	$34.3
REO	20.9	18.3
Derivatives, at fair value	12.6	21.6
Derivative margin deposit	8.6	12.8
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Intangible assets, net (net of accumulated amortization of $11.8 million and $10.1 million)	4.6	6.2
Deferred tax asset, net	3.4	3.1
Other	4.3	5.0
	$84.3	$106.2

Note 13 – Borrowings

Advance Match Funded Liabilities		Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	June 30, 2024	December 31, 2023
$500 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-Variable Funding (VF) 5 (2)	August 2025	$50.0	$96.7	$353.3	$409.8
$200 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2)	August 2025	—	149.0	51.0	89.1
$14.4 million EBO Advance facility (3)	May 2026	13.7	—	0.7	0.9
Total Advance match funded liabilities		$63.7	$245.7	$405.0	$499.7

Weighted average interest rate (4)				7.88%	8.07%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At June 30, 2024, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)At June 30, 2024, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(4)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At June 30, 2024 and December 31, 2023, the balance of unamortized prepaid lender fees was $3.8 million and $5.5 million, respectively, and are included in Other assets in our consolidated balance sheets. At June 30, 2024 and December 31, 2023, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 5.34% and5.35%, respectively.

Mortgage Loan Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	June 30, 2024	December 31, 2023
$200 million Master repurchase agreement (2)	LHFS, Receivables and REO	April 2024	$—	$—	$—	$—
$50 million Loan and security agreement (3)	LHFS and Receivables	June 2024	—	—	—	—
$40 million Mortgage warehouse agreement (4)	LHFI	September 2024	—	40.0	—	—
Master repurchase agreement	LHFS	September 2024	—	1.0	—	—
$400 million Participation agreement	LHFS	September 2024	139.1	—	260.9	83.9
$200 million Master repurchase agreement	LHFS, LHFI and Receivables	September 2024	—	161.6	38.4	64.2
$30 million Loan and security agreement	LHFI	September 2024	—	18.4	11.6	—
$175 million Master repurchase agreement	Loans held for sale (LHFS), Receivables and REO	October 2024	125.0	45.3	4.7	15.7
$500 million Master repurchase agreement (5)	LHFS and LHFI	January 2025	204.5	—	295.5	168.4
$205 million Mortgage warehouse agreement (6)	LHFS and LHFI	May 2025	117.0	—	88.0	71.1

Mortgage Loan Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	June 30, 2024	December 31, 2023
OLIT Asset-Backed Notes, Series 2023-HB1 (7)	Reverse LHFS, Receivables and REO	June 2036	—	—	127.0	164.4
OLIT Asset-Backed Notes, Series 2024-HB1 (7)	Reverse LHFS, Receivables and REO	February 2037	—	—	187.1	—
$350 million Mortgage warehouse agreement (8)	LHFS	N/A	350.0	—	—	—
$230 million Mortgage warehouse agreement (9)	LHFS and Receivables	(9)	219.4	—	10.6	12.2
Master repurchase agreement (10)	LHFS	(10)	—	—	200.7	151.7
Total Mortgage loan financing facilities			$1,155.1	$266.3	$1,224.3	$731.6
Unamortized discount and debt issuance costs - OLIT Notes					(33.9)	(21.0)
Total Mortgage loan financing facilities, net					$1,190.5	$710.6

Weighted average interest rate (11)					5.90%	6.15%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the available borrowing capacity could be used at June 30, 2024 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)On April 1, 2024, we voluntarily allowed the facility to mature.
(3)This revolving facility agreement provides committed borrowing capacity secured by eligible HECM loans that are active buyouts, as defined in the agreement. On June 28,2024, we voluntarily allowed the facility to mature.
(4)In June 2024, the maturity date was extended to September 30, 2024.
(5)In January 2024, the maturity date was extended to January 3, 2025.
(6)In May 2024, the maturity date was extended to May 31, 2025 and the total maximum borrowing under this agreement was increased to $205.0 million.
(7)In June 2023 and February 2024, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of $264.9 million and $268.6 million, at a discount and a mandatory call date of June 2026 and February 2027, respectively, both with a stated interest rate of 3.0%. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 – Securitizations and Variable Interest Entities.
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
(11)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs and prepaid lender fees. At June 30, 2024 and December 31, 2023, unamortized prepaid lender fees were $0.6 million and $1.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	June 30, 2024	December 31, 2023
$365 million GSE MSR financing facility (2)	MSRs	August 2024	$—	$119.9	$245.1	$242.9
$300 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	February 2025	93.0	—	207.0	212.5
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (4)	MSRs	February 2025	—	—	32.1	39.2
2022-PLS1 Notes Issuer Membership Interest Master repurchase agreement (5)	MSRs	February 2025	—	—	34.0	—
$400 million GSE MSR financing facility (6)	MSRs	December 2025	—	15.5	384.5	393.9
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	25.5	28.1
Total MSR financing facilities			$93.0	$135.4	$928.2	$916.6
Unamortized debt issuance costs - PLS facilities (7)					(0.5)	(0.4)
Total MSR financing facilities, net					$927.7	$916.2

Weighted average interest rate (8)					8.26%	8.18%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $28.2 million of the available borrowing capacity could be used at June 30, 2024 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)PHH’s obligations under this facility are secured by a lien on certain related MSRs. Onity guarantees the obligations of PHH under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In June 2024, the maturity date was extended to August 28, 2024.
(3)PHH’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Onity guarantees the obligations of PHH under the facility. We are subject to daily margining requirements under the terms of the facility. In March 2024, the maturity date was extended to February 25, 2025 and the uncommitted borrowing capacity was increased to $300.0 million.
(4)The single class PLS Notes are an amortizing debt instrument with an original principal amount of $75.0 million and a fixed interest rate of 5.114%. The PLS Notes are issued by a trust (PLS Issuer) that is included in our consolidated financial statements, and PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Onity guarantees the obligations of PLS Issuer under the facility. The principal balance amortizes in accordance with a predetermined schedule subject to modification under certain events, with a final payment due in February 2025. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(5)On March 4, 2024, PHH entered into a $34.0 million repurchase agreement pursuant to which PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and has agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Onity guarantees the obligations of PHH under the facility subject to the terms and conditions set forth in the guaranty. We are subject to daily margining requirements under the terms of the facility. Refer to Note 2 – Securitizations and Variable Interest Entities for additional information regarding PLS Issuer and the PLS Notes.
(6)This facility is secured by a lien on certain of PHH’s Agency MSRs and is subject to daily margining requirements. Any outstanding borrowings on the revolving loan will convert into a term loan in November 2024.
(7)At June 30, 2024 and December 31, 2023, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $2.4 million and $3.6 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			June 30, 2024	December 31, 2023
PMC Senior Secured Notes (2)	7.875%	March 2026	$312.6	$360.0
OFC Senior Secured Notes (due to related parties) (3)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285.0	285.0
Principal balance			597.6	645.0

Unamortized discount			(0.6)	(0.9)
Unamortized debt issuance costs			(2.1)	(3.0)
PMC Senior Secured Notes			(2.7)	(3.9)

Unamortized discount			(34.3)	(39.1)
Unamortized debt issuance costs			(5.4)	(6.2)
OFC Senior Secured Notes			(39.7)	(45.3)
			$555.2	$595.8
(1)Excludes the effect of the amortization of debt issuance costs and discount.
(2)Redeemable at 101.969% before March 15, 2025, at par thereafter. The Indenture contains customary covenants for debt securities of this type that limit the ability of PHH Corporation and its restricted subsidiaries (including PHH) to, among other things, (i) incur or guarantee additional indebtedness, (ii) incur liens, (iii) pay dividends on or make distributions in respect of PHH Corporation’s capital stock or make other restricted payments, (iv) make investments, (v) consolidate, merge, sell or otherwise dispose of certain assets, and (vi) enter into transactions with Onity’s affiliates.
(3)Redeemable at par plus a make-whole premium prior to March 4, 2026, at par thereafter. The make-whole premium represents the present value of all scheduled interest payments due through March 4, 2026. The Notes are solely the obligation of Onity and are secured by a pledge of substantially all of the assets of Onity, including a pledge of the equity of Onity’s directly held subsidiaries.
During March 2024, we repurchased a total of $47.4 million of the PMC Senior Secured Notes in the open market for a price of $45.5 million and recognized a $1.4 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. On January 25, 2024, S&P affirmed the issuer credit rating for Onity of “B-” and the “B” rating of the PMC Senior Secured Notes. On April 12, 2024, Moody’s upgraded PHH’s long-term corporate family ratings to “B3" from “Caa1” and revised their outlook to Stable from Positive. Moody’s also affirmed its “B2” rating of the PMC Senior Secured Notes.
Covenants
Under the terms of our debt agreements, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
•Financial covenants, including, but not limited to, specified levels of net worth, liquidity and leverage;
•Covenants to operate in material compliance with applicable laws;
•Restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional forms of debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries or of PHH Corporation or PHH and their respective subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates;
•Monitoring and reporting of various specified transactions or events, including specific reporting on defined events affecting collateral underlying certain debt agreements; and
•Requirements to provide audited financial statements within specified timeframes, including requirements that Onity’s financial statements and the related audit report be unqualified as to going concern.
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at June 30, 2024, excluding additional Agency minimum requirements, is a minimum of $275.0 million and $300.0 million, tangible net worth for Onity and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at June 30, 2024, excluding additional Agency minimum requirements, is for a minimum of $75.0 million for both Onity and PHH consolidated liquidity. The minimum tangible net worth and liquidity requirements at PHH contained in some debt agreements are also subject to the minimum requirements set forth by the Agencies. See Note 19 – Regulatory Requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at June 30, 2024:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$203.1	$—	$—	$203.1
Restricted cash	46.3	46.3	9.4	—
Loans held for sale	1,107.0	1,063.7	1,063.6	43.3
Loans held for investment - securitized (2)	8,109.4	8,109.4	8,035.4	—
Loans held for investment - unsecuritized	113.0	81.9	71.8	31.2
MSRs (3)	1,720.1	1,729.1	1,147.7	—
Advances, net	550.6	469.2	435.8	81.5
Receivables, net	153.4	56.4	60.3	97.0
REO	20.9	17.9	19.3	3.0
Total (4)	$12,023.8	$11,573.9	$10,843.1	$458.9
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
(3)Excludes MSRs transferred to MAV, Rithm and others, and associated Pledged MSR liability recorded as sale accounting criteria are not met. Pledged assets exceed the MSR asset balance primarily due to the netting of certain PLS MSR portfolios with negative and positive fair values as eligible collateral.
(4)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Onity. For example, the total excludes premises and equipment and certain other assets.
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

June 30, 2024
Specified net servicing advances	$153.0
Specified deferred servicing fee	5.4
Specified MSR value less borrowings	674.5
Specified unrestricted cash balances	127.3
Specified advance facility reserves	10.6
Specified loan value	78.0
Specified residual value	—
Total	$1,048.7

Note 14 – Other Liabilities

	June 30, 2024	December 31, 2023
Due to Rithm - Advance collections and servicing fees	$54.2	$50.3
Checks held for escheat	53.3	52.0
Other accrued expenses	48.5	67.5
Servicing-related obligations	47.4	48.4
Liability for indemnification obligations	36.1	35.5
Accrued interest payable	15.3	14.3
Accrued legal fees and settlements	15.1	8.3
Liability for uncertain tax positions	12.8	12.2
Derivative related payables	12.1	10.7
Lease liability	10.2	10.2
Derivatives, at fair value	9.9	7.0
Liability for unfunded pension obligation and India gratuity plan	7.8	9.2
Mortgage insurance premium payable	5.1	5.0
MSR purchase price holdback	3.6	3.8
Income taxes payable	2.1	8.2
Excess servicing fee spread payable	1.8	3.6
Other	2.7	3.2
	$337.9	$349.3

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the six months ended June 30, 2024 and 2023.

	June 30, 2024			December 31, 2023
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	July 2024	$20.0	$—	N/A	$—	$—
Forward loans IRLCs	July - October 2024	1,532.4	3.5	January - May 2024	592.5	5.1
Reverse loans IRLCs	September 2024	22.2	0.6	February 2024	22.1	0.6
TBA forward MBS trades	July - September 2024	2,269.7	7.5	January - March 2024	1,818.6	10.1
Forward sales of Forward loans	N/A	—	—	January 2024	5.5	—
Interest rate swap futures	September 2024	250.0	0.5	March 2024	790.0	3.9
Interest rate option contracts	July 2024	250.0	0.2	January 2024	750.0	1.9
Treasury futures contracts	September 2024	75.0	0.1	N/A	—	—
Total		$4,419.2	$12.6		$3,978.7	$21.6
Derivative Liabilities (Other liabilities)
Forward sales of Reverse loans	July 2024	20.0	—	January 2024	50.0	(0.1)
TBA forward MBS trades	July - August 2024	2,110.5	(8.2)	January - March 2024	854.9	(6.8)
Interest rate swap futures	September 2024	350.0	(1.5)	N/A	—	—
Interest rate option contracts	July 2024	250.0	(0.2)	N/A	—	—
Other	N/A	—	—	N/A	15.3	(0.1)
Total		$2,730.5	$(9.9)		$920.2	$(7.0)
The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Financial Statement Line
Gain (Loss)	2024	2023	2024	2023
Derivative Instruments
Forward loans IRLCs	$(1.0)	$(3.2)	$(1.6)	$2.4	Gain on loans held for sale, net
Reverse loans IRLCs	0.1	(0.2)	0.1	(0.3)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	0.3	—	—	—	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	4.8	21.2	9.7	4.8	Gain on loans held for sale, net (Economic hedge)
Interest rate futures, TBA trades and interest rate option contracts (economically hedging MSR)	(50.6)	(65.2)	(104.3)	(51.1)	MSR valuation adjustments, net
Forward sales of Reverse loans	(0.2)	—	0.1	—	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	—	—	—	0.3	Other, net
Total	$(46.7)	$(47.4)	$(96.0)	$(44.0)

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
Effective September 2022, a minimum 25% and 30% hedge coverage ratios were required for interest rate declines less than, and more than 50 basis points, respectively. During the second quarter of 2023, management raised its minimum hedge coverage ratio to 60%. Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110%.
With a partial hedge coverage ratio, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to many factors. These factors include non-parallel changes in the interest rate curve, the convexity of the MSR, the basis risk inherent in the MSR profile and hedging instruments, model risk observed between actual vs. expected fair value changes, and hedge costs. We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time-to-time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 18 – Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
The derivative instruments are subject to margin requirements, posted as either initial or variation margin. Onity may be required to post or may be entitled to receive cash collateral with its counterparties through margin calls, based on daily value changes of the instruments. Changes in market factors, including interest rates, and our credit rating may require us to post additional cash collateral and could have a material adverse impact on our financial condition and liquidity.
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

Note 16 – Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mortgage loan financing facilities	$24.8	$19.8	$43.5	$33.4
MSR financing facilities	19.6	17.8	37.5	35.3
OFC Senior Secured Notes (1)	11.4	10.9	22.6	21.7
Advance match funded liabilities	9.3	10.4	19.8	21.1
PMC Senior Secured Notes	6.5	7.8	13.9	15.5
Escrow	1.4	1.6	3.2	3.5
	$73.1	$68.3	$140.5	$130.5
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.8 million and $5.6 million for the three and six months ended June 30, 2024, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2023, respectively.

Note 17 – Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to Onity common stockholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings or loss per share by dividing net income or loss attributable to Onity by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For the six months ended June 30, 2023, we have excluded the effect of all stock options, common stock awards, and warrants from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings (loss) per share
Net income (loss)	$10.5	$15.5	$40.6	$(24.7)

Weighted average shares of common stock outstanding	7,821,128	7,652,563	7,766,331	7,593,391

Basic earnings (loss) per share	$1.34	$2.02	$5.23	$(3.25)

Diluted earnings (loss) per share
Net income (loss)	$10.5	$15.5	$40.6	$(24.7)

Weighted average shares of common stock outstanding	7,821,128	7,652,563	7,766,331	7,593,391
Effect of dilutive elements
Common stock warrants	3,713	115,977	36,148	—
Common stock awards	93,831	151,047	179,950	—
Dilutive weighted average shares of common stock	7,918,672	7,919,587	7,982,429	7,593,391

Diluted earnings (loss) per share	$1.33	$1.95	$5.09	$(3.25)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	264,110	84,748	148,027	59,703
Market-based (2)	64,085	61,354	64,085	61,354
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Onity’s stock price.

Note 18 – Business Segment Reporting
Our business segments reflect the internal reporting that our Chief Executive Officer uses to evaluate our operating and financial performance and to assess the allocation of our resources. Our current reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the three months ended June 30, 2024, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Effective in the fourth quarter of 2023, the Servicing segment includes CR Limited (CRL), our wholly-owned captive reinsurance subsidiary previously included in the Corporate Items and Other segment. Segment results for the three and six months ended June 30, 2023 have been recast to conform to the current segment presentation.

Financial information for our segments is as follows:

	Three Months Ended June 30, 2024
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$210.1	$0.7	$—	$210.8
Gain on reverse loans held for investment and HMBS-related borrowings, net	2.8	5.7	—	8.5
Gain on loans held for sale, net	(0.2)	16.7	—	16.5
Other revenue, net	4.4	6.2	—	10.6
Revenue	217.2	29.2	—	246.4

MSR valuation adjustments, net	(35.8)	3.1	—	(32.7)

Operating expenses
Compensation and benefits	24.5	11.3	19.2	55.0
Servicing and origination	11.2	2.3	0.5	13.9
Technology and communications	6.2	1.7	5.0	13.0
Professional services	2.8	0.5	7.4	10.7
Occupancy, equipment and mailing	6.6	0.5	0.4	7.5
Corporate overhead allocations	10.8	4.3	(15.0)	—
Other expenses	0.9	1.4	1.5	3.9
Operating expenses	63.1	22.0	18.9	104.0

Other income (expense):
Interest income	7.2	14.2	1.1	22.5
Interest expense	(47.0)	(14.9)	(11.2)	(73.1)
Pledged MSR liability expense	(46.1)	—	—	(46.1)
Earnings of equity method investee	3.1	—	—	3.1
Gain on extinguishment of debt	—	—	—	—
Other, net	(2.9)	(0.2)	0.4	(2.7)
Other income (expense), net	(85.7)	(0.9)	(9.6)	(96.2)

Income (loss) before income taxes	$32.6	$9.4	$(28.5)	$13.5

	Three Months Ended June 30, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$237.2	$0.4	$—	237.6
Gain on reverse loans held for investment and HMBS-related borrowings, net	(4.1)	4.8	—	0.7
Gain (loss) on loans held for sale, net	15.1	10.2	—	25.3
Other revenue, net	4.5	4.0	—	8.5
Revenue	252.7	19.3	—	272.0

MSR valuation adjustments, net	(50.5)	1.6	—	(48.9)

Operating expenses
Compensation and benefits	26.7	10.9	20.1	57.7
Servicing and origination	16.4	1.0	0.2	17.6
Technology and communications	6.1	1.8	5.1	13.0
Professional services	11.3	0.4	(28.6)	(16.9)
Occupancy, equipment and mailing	7.2	0.5	—	7.7
Corporate overhead allocations	11.1	5.0	(16.2)	—
Other expenses	2.2	1.5	1.4	5.1
Operating expenses	81.1	21.1	(17.8)	84.3

Other income (expense):
Interest income	5.9	13.1	1.2	20.3
Interest expense	(43.3)	(14.1)	(10.9)	(68.3)
Pledged MSR liability expense	(73.1)	—	—	(73.0)
Earnings of equity method investee	2.9	—	—	2.9
Gain on extinguishment of debt	—	—	—	—
Other, net	(4.5)	(0.2)	0.4	(4.4)
Other income (expense), net	(112.1)	(1.2)	(9.2)	(122.5)

Income (loss) before income taxes	$9.0	$(1.3)	$8.7	$16.3

	Six Months Ended June 30, 2024
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$414.3	$1.0	$—	$415.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	11.4	12.5	—	23.9
Gain on loans held for sale, net (1)	1.7	25.7	—	27.4
Other revenue, net	8.8	10.0	—	18.8
Revenue	436.2	49.3	—	485.5

MSR valuation adjustments, net (1)	(48.3)	4.0	—	(44.3)

Operating expenses
Compensation and benefits	49.8	21.5	37.3	108.6
Servicing and origination	24.4	3.7	0.8	29.0
Technology and communications	12.3	3.4	9.9	25.7
Professional services	9.9	0.8	12.0	22.8
Occupancy, equipment and mailing	13.5	1.0	0.8	15.2
Corporate overhead allocations	21.7	8.2	(29.9)	—
Other expenses	2.0	2.4	2.8	7.2
Operating expenses	133.6	41.0	33.7	208.4

Other income (expense):
Interest income	13.9	23.8	2.3	40.0
Interest expense	(92.8)	(25.3)	(22.4)	(140.5)
Pledged MSR liability expense	(91.1)	—	0.1	(91.0)
Earnings of equity method investee	5.8	—	—	5.8
Gain on extinguishment of debt	—	—	1.4	1.4
Other	(3.4)	(0.3)	0.4	(3.4)
Other income (expense), net	(167.6)	(1.7)	(18.2)	(187.5)

Income (loss) before income taxes	$86.7	$10.5	$(51.9)	$45.3

	Six months ended June 30, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$469.0	$0.8	$—	$469.7
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	9.9	12.0	—	21.9
Gain (loss) on loans held for sale, net (1)	13.8	14.3	—	28.1
Other revenue, net	7.0	7.1	—	14.1
Revenue	499.8	34.1	—	533.9

MSR valuation adjustments, net (1)	(121.4)	3.5	—	(117.9)

Operating expenses
Compensation and benefits	56.1	20.5	39.2	115.7
Servicing and origination	31.6	1.1	0.5	33.3
Technology and communications	12.5	3.5	10.5	26.4
Professional services	19.3	0.8	(23.7)	(3.6)
Occupancy, equipment and mailing	14.9	1.0	0.6	16.5
Corporate overhead allocations	22.6	9.9	(32.4)	—
Other expenses	4.5	3.0	2.7	10.1
Operating expenses	161.4	39.8	(2.7)	198.4

Other income (expense):
Interest income	10.1	22.1	2.2	34.4
Interest expense	(84.8)	(24.0)	(21.7)	(130.5)
Pledged MSR liability expense	(143.4)	—	0.1	(143.3)
Earnings of equity method investee	3.1	—	—	3.1
Gain on extinguishment of debt	—	—	—	—
Other	(4.9)	—	1.8	(3.2)
Other income (expense), net	(220.0)	(1.9)	(17.6)	(239.5)

Income (loss) before income taxes	$(3.0)	$(4.0)	$(15.0)	$(22.0)

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
June 30, 2024	$11,904.4	$913.5	$266.8	$13,084.7
December 31, 2023	11,687.6	551.9	274.3	12,513.7

Note 19 – Regulatory Requirements
Our business is subject to extensive regulation and supervision by federal, state, local and foreign governmental authorities, including the Consumer Financial Protection Bureau (CFPB), the Department of Housing and Urban Development (HUD), the SEC and various state agencies that license our servicing and lending activities. Accordingly, we are regularly subject to examinations, inquiries and requests, including civil investigative demands and subpoenas. The GSEs and their conservator, the Federal Housing Finance Agency (FHFA), Ginnie Mae, the United States Treasury Department, various investors, non-Agency securitization trustees and others also subject us to periodic reviews and audits.
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
We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements at June 30, 2024. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations referenced above are mostly based on the UPB of assets serviced by PHH. Under the applicable formula, the required minimum net worth was $445.5 million at June 30, 2024. PHH’s adjusted net worth was $558.1 million at June 30, 2024. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PHH and the required minimum liquidity was $119.5 million at June 30, 2024. PHH’s eligible liquidity, as defined, for licensing and seller/servicer obligations was $248.4 million at June 30, 2024.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of June 30, 2024. We are currently implementing certain actions intended to achieve compliance with the requirements. We intend to operate our Ginnie Mae issuer activities through a wholly owned subsidiary subject to, and in compliance with, the risk-based capital rules. We are in the process of applying for regulatory and Agency approvals necessary to separately operate GSE and Ginnie Mae businesses. If we are unable to execute this solution in a manner satisfactory to Ginnie Mae and other regulators, we may be required to sell Ginnie Mae or other related forward mortgage assets under uncertain conditions before December 31, 2024 and incur transition costs, or our status as an approved issuer may be suspended or terminated; as a result, our financial results, liquidity, financing activities and reputation could be negatively impacted. As of June 30, 2024, our forward owned servicing portfolio included government-insured loans with a UPB of $17.2 billion, 11% of our total forward owned MSR servicing portfolio or 6% of our total UPB serviced and subserviced.
New York Department of Financial Services (NY DFS). We operate pursuant to certain regulatory requirements with the NY DFS, including obligations arising under a consent order entered into in March 2017 (the NY Consent Order) and the terms of the NY DFS’ conditional approval in September 2018 of our acquisition of PHH Corporation. The conditional approval restricts our ability to acquire MSRs with respect to New York loans, so that Onity may not increase its aggregate portfolio of New York loans serviced or subserviced by Onity by more than 2% per year. This restriction will remain in place until the NY DFS determines that all loans serviced on the Onity legacy REALServicing system have been successfully migrated to Black Knight MSP and that Onity has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We transferred all loans onto Black Knight MSP in 2019 and have not serviced any loans on the REALServicing system since then. We continue to work with the NY DFS to address matters they raise with us as well as to fulfill our commitments under the NY Consent

Order and PHH Corporation acquisition conditional approval. We believe we have complied with all terms of the PHH Corporation acquisition conditional approval and the NY Consent Order to date.

Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at June 30, 2024. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the six months ended June 30, 2024, we funded $119.5 million out of the $1.8 billion borrowing capacity as of December 31, 2023. We also had short-term commitments to lend $1.5 billion and $22.2 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at June 30, 2024. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at June 30, 2024.

Securitized HECM loans at less than 92% MCA	$7,204.0
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	256.2
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	241.6
Total Securitized HECM loans UPB	$7,701.9
For the six months ended June 30, 2024 and 2023, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $81.2 million and $181.3 million, respectively. Activity with regard to HMBS repurchases for the six months ended June 30, 2024 is as follows:

	Active	Inactive	Total
Beginning balance	$55.4	$130.6	$186.0
Additions	50.7	30.5	81.2
Recoveries, net (1)	(58.1)	(32.0)	(90.0)
Transfers	0.1	(0.1)	—
Changes in value	0.1	(2.0)	(1.9)
Ending balance	$48.2	$127.1	$175.3
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
For the six months ended June 30, 2024, servicing and subservicing fees from Rithm amounted to $49.5 million, or 16% of total servicing and subservicing fees (excluding ancillary income). As of June 30, 2024, Rithm represented 14% and 25%, respectively, of UPB and loan count of our total servicing and subservicing portfolio, and approximately 64% of all delinquent loans that Onity services. Our Subservicing Agreements and Servicing Addendum with Rithm provide for automatic one-year renewals, unless Onity or Rithm provide advance notice of termination. Onity and Rithm did not provide their respective notice of termination by July 1, 2024 and October 1, 2023. Accordingly, the servicing agreements with Rithm are extended through December 31, 2024, with subsequent, automatic one-year renewals. If Rithm exercises its right to terminate all or some of the agreements (for convenience by October 2024 or for cause at any time), we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm servicing agreements. The impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — Other Financing

Liabilities, at Fair Value. Other liabilities recorded on our consolidated balance sheets are disclosed in Note 14 – Other Liabilities.
In addition, for the six months ended June 30, 2024, servicing and subservicing fees from MAV amounted to $39.6 million or 13% of total servicing and subservicing fees (excluding ancillary income). As of June 30, 2024, our servicing and subservicing portfolio with MAV represented $52.9 billion UPB, or 17% of the UPB and 14% of the loan count in our total servicing and subservicing portfolio. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Onity’s consent after May 3, 2024. See Note 11 - Investment in Equity Method Investee and Related Party Transactions and Note 8 — Other Financing Liabilities, at Fair Value.

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
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending legal proceedings, including proceedings brought by borrowers, regulatory agencies (discussed further under “Regulatory” below), current or former employees, those brought on behalf of various classes of claimants, and those brought derivatively on behalf of Onity against certain current or former officers and directors or others, and those brought under the False Claims Act by private citizens on behalf of the U.S. In addition, we may be a party or potential party to threatened or pending legal proceedings involving fair-housing advocates, current and former commercial counterparties and market competitors, including, among others, claims related to the sale or purchase of loans, MSRs or other assets, and breach of contract actions, parties on whose behalf we service or serviced mortgage loans, parties who provide ancillary services including property preservation and other post-foreclosure related services, applicable taxing authorities, and parties who provide or provided consulting, subservicing, or other services to Onity.
The majority of these proceedings are based on alleged violations of federal, state and local laws and regulations governing our mortgage servicing and lending activities, including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the FDCPA, the RESPA, the TILA, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the TCPA, the Equal Credit Opportunity Act, as well as individual state licensing and foreclosure laws, federal and local bankruptcy rules, federal and local tax regulations, and state deceptive trade practices laws. Such proceedings include wrongful foreclosure and eviction actions, bankruptcy violation actions, payment misapplication actions, allegations of wrongdoing in connection with lender-placed insurance and mortgage reinsurance arrangements, claims relating to our property preservation activities, claims related to REO management, claims relating to our written and telephonic communications with our borrowers such as claims under the TCPA and individual state laws, claims related to our payment, escrow and other processing operations, claims relating to fees imposed on borrowers relating to inspection fees, foreclosure attorneys’ fees, reinstatement fees, foreclosure registration fees, payment processing, payment facilitation or payment convenience fees, claims related to ancillary products marketed and sold to borrowers, claims related to loan modifications and loan assumptions, claims related to call recordings, claims regarding certifications of our legal compliance related to our participation in certain government programs, claims related to improper occupancy inspections, claims related to untimely recording of mortgage satisfactions, and claims related to tax deficiencies owed by and tax refunds due to us. In some of these proceedings, claims for substantial monetary damages are asserted against us. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation or payment convenience violate the FDCPA and similar state laws, (2) certain fees we assess on borrowers are improperly assessed and/or marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, (4) certain legacy mortgage reinsurance arrangements violated RESPA, (5) we failed to subservice loans appropriately pursuant to subservicing and other agreements, and (6) we did not comply with specific state and federal wage and hour laws for certain non-exempt employees. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business.
In view of the inherent difficulty of predicting the outcome of any threatened or pending legal proceedings, particularly where the claimants seek very large or indeterminate damages, including punitive damages, or where the matters present novel legal theories or involve a large number of parties, we generally cannot predict what the eventual outcome of such proceedings will be, what the timing of the ultimate resolution will be, or what the eventual loss, if any, will be. Any material adverse resolution could materially and adversely affect our business, reputation, financial condition, liquidity, and results of operations.
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $15.1 million at June 30, 2024. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at June 30, 2024.
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
In addition, we continue to be involved in legacy matters arising prior to Onity’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH Corporation’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Onity will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $15.1 million legal and regulatory accrual referenced above. At this time, Onity is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Onity is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Onity marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. In October 2023, the parties reached a tentative settlement to resolve the lawsuit prior to trial. A hearing on the parties’ motion for preliminary approval was scheduled for February 29, 2024, but the court postponed that hearing pending the submission of certain additional briefing, which the parties filed on March 8, 2024. On March 29, 2024, the district court entered an order granting preliminary approval of the parties’ settlement agreement, and directing notice to the settlement class. The notice process began on April 29, 2024, and continues until September 29, 2025. The Court also set a Final Fairness Hearing for September 19, 2024. If the proposed settlement is not ultimately approved, Onity will vigorously defend itself. Onity is unable to predict the outcome of this lawsuit, the possible loss or range of loss, if any, associated with the resolution of such lawsuit or the potential impact on us or our operations. If our efforts to settle or defend this lawsuit are not successful, our business, financial condition liquidity and results of operations could be materially and adversely affected. Onity may have affirmative indemnification rights and/or other claims against third parties related to the allegations in the lawsuit. Although we may pursue these claims, we cannot currently estimate the amount, if any, of recoveries from these third parties.
We have settled in principle a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC). See HSBC Bank USA, N.A. v. PHH Mortgage Corp. (Supreme Court of the State of New York). HSBC’s claims related to alleged breaches of agreements entered into under a prior subservicing arrangement and origination assistance agreement. In its complaint, HSBC also asserted a claim for fraud, which was dismissed by the Court. PHH answered the complaint and asserted counterclaims against HSBC for breach of contract. PHH filed a motion for summary judgment on December 19, 2022. In June 2024, PHH and HSBC agreed to settle HSBC’s claims for $3.0 million, which amount was previously accrued.
Over the past several years, lawsuits have been filed by RMBS trust investors alleging that the trustees and master servicers breached their contractual and statutory duties by (i) failing to require loan servicers to abide by their contractual obligations; (ii) failing to declare that certain alleged servicing events of default under the applicable contracts occurred; and (iii) failing to demand that loan sellers repurchase allegedly defective loans, among other things. Onity has received several letters from trustees and master servicers purporting to put Onity on notice that the trustees and master servicers may ultimately seek indemnification from Onity in connection with the litigations. Onity has not yet been impleaded into any of these cases, but it has produced and continues to produce documents to the parties in response to third-party subpoenas.
Onity has, however, been impleaded as a third-party defendant into five consolidated loan repurchase cases first filed against Nomura Credit & Capital, Inc. in 2012 and 2013. Onity is vigorously defending itself in those cases against allegations by the mortgage loan seller-defendant that Onity failed to inform its contractual counterparties that it had discovered defective loans in the course of servicing them and had otherwise failed to service the loans in accordance with accepted standards. In September 2023, the Court granted in part Onity’s motion for summary judgment, dismissing Nomura’s “failure to notify” claim in its entirety; the Court, however, denied Onity’s motion with respect to Nomura’s second claim alleging failure to service loans in accordance with accepted standards. In May 2024, Onity filed its opening brief in its appeal of the Court’s partial denial of Onity’s summary judgment motion. The scope of any resulting trial is uncertain, and thus Onity is unable at this time to predict the ultimate outcome of these matters, the possible loss or range of loss, if any, associated with the resolution of these matters or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, reputation, financial condition, liquidity and results of operations could be adversely affected.
In addition, several RMBS trustees have received notices of events of default alleging material failures by servicers to comply with applicable servicing agreements. Although Onity has not been sued by an RMBS trustee in response to an event of default notice, there is a risk that Onity could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificate holders, or, under certain circumstances, that the RMBS investors who issue notices of event of default could seek to press their allegations against Onity, independent of the trustees. We are unable at this time to predict what, if any, actions any trustee will take in response to an event of default notice, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any event of default notice or the potential impact on our operations. If Onity were to be terminated as servicer, or other related legal actions were pursued against Onity, it could have an adverse effect on Onity’s business, reputation, financial condition, liquidity, and results of operations.
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
We regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice, HUD and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods, or “convenience fees”); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits, and engage with us on various matters. For example, we are currently engaged with several regulators on guidance and applicable law related to borrower convenience fees. We have in the past resolved, and may in the future resolve, matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition. Our current accrual with respect to these matters is included in the $15.1 million legal and regulatory accrual referenced above.
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
At June 30, 2024 and June 30, 2023, we had outstanding representation and warranty repurchase demands of $24.5 million UPB (69 loans) and $39.1 million UPB (142 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Six Months Ended June 30,
	2024	2023
Beginning balance (1)	$32.9	$41.6
Provision for (reversal of) representation and warranty obligations	(1.0)	2.1
Provision for representation and warranty obligations - New production liability	0.9	0.6
Charge-offs and other (2)	0.2	(6.2)
Ending balance (1)	$33.0	$38.1
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at June 30, 2024.
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

Note 22 – Subsequent Events
On July 26, 2024, Onity entered into a letter of intent with Waterfall Asset Management, LLC on behalf of managed investment funds (collectively “Waterfall”) to acquire certain reverse mortgage assets of Mortgage Assets Management, LLC (“MAM”), among other related transactions, including certain financing arrangements to be provided by Waterfall. MAM’s equity interest is held by an investment fund managed by Waterfall. The assets expected to be acquired are currently subserviced by PHH and include HECM reverse mortgage loans together with HMBS related borrowings with a projected unpaid principal balance of approximately $3 billion, and certain related reverse mortgage assets, with a target aggregate net asset value of $55 million.
In consideration of the asset acquisition, Onity will issue Waterfall shares of a newly designated series of preferred stock with a liquidation preference and par amount of $51.7 million, subject to certain adjustments, and a 7.875% dividend rate for five years, increasing 2.5% each year thereafter up to a 15% cap. The preferred stock is non-convertible, cumulative, and callable at our option after four years.
The acquisition of MAM’s assets is expected to close during the second half of 2024, subject to the satisfaction of customary due diligence activities, the receipt of necessary consents and approvals, and other customary closing conditions.
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated. Amounts may not add in certain tables due to rounding.)

OVERVIEW
General
On June 10, 2024, Ocwen Financial Corporation changed its name to Onity Group Inc. We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. PHH is one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicer based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs. We serviced or subserviced 1.4 million loans with a total UPB of $304.5 billion on behalf of more than 4,000 investors and 120 subservicing clients as of June 30, 2024. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements.

The table below summarizes the volume of Originations by channel in the second quarter of 2024 compared with the volume of the preceding quarter, and the six months ended June 30, 2024 compared with the corresponding period of the prior year. The volume of Originations is a key driver of the profitability of our Originations segment, together with margins, and a key driver of the replenishment and growth of our Servicing segment. In the second quarter of 2024, we added $18.8 billion of new volume, mainly $11.6 billion of new subservicing and $7.0 billion of non-bulk new servicing, as further detailed in the below table.

$ In billions	UPB
	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2024	2023
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.2	$0.1	0.3	$0.2
Correspondent MSR (1)	4.1	2.7	6.8	5.1
Flow and Agency Cash Window MSR purchases	2.5	1.6	4.1	3.6
Reverse mortgage servicing (2)	0.2	0.2	0.3	0.3
Total servicing	7.0	4.6	11.5	9.2
Bulk purchases	0.3	0.8	1.1	0.3
Total servicing additions	7.3	5.4	12.6	9.5
Interim forward subservicing	2.0	1.7	3.7	2.9
Other new forward subservicing	9.6	16.1	25.6	12.4
Reverse subservicing	—	—	0.1	0.1
Total Subservicing additions (3)	11.6	17.8	29.4	15.4
Total servicing and subservicing UPB additions	$18.8	$23.2	42.0	$24.9
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
(3)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business.

The following table summarizes the average volume of our Servicing segment during the second quarter of 2024 compared with the preceding quarter, and the six months ended June 30, 2024 compared with the corresponding period of the prior year. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the gross revenue and expenses, and their timing. Our average total servicing and subservicing UPB increased $13 billion or 5% during the second quarter of 2024 as compared to prior quarter, as subservicing UPB increased $15 billion or 30%, as further detailed in the below table.

$ In billions	Average UPB				$ Change
	Three Months Ended		Six Months Ended		Q2 2024 vs Q1 2024	YTD 2024 vs YTD 2023
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2024	2023
Owned MSR	$122.6	$123.2	$122.7	$126.3	$(0.6)	$(3.6)
Subservicing (including reverse subservicing)	67.1	51.6	58.9	58.9	15.5	(0.1)
MAV	53.3	54.6	54.1	49.5	(1.3)	4.6
Rithm	43.6	44.6	44.1	48.1	(1.0)	(4.0)
Other MSR capital partners	9.0	8.5	8.7	1.5	0.5	7.3
Reverse mortgage loans (owned)	8.2	8.1	8.2	7.7	0.1	0.5
Other servicing (including whole loans)	0.9	0.7	0.8	0.9	0.2	—
Total servicing and subservicing UPB (average)	$304.8	$291.4	$297.5	$292.9	$13.4	$4.6
As of June 30, 2024 and March 31, 2024, the total servicing and subservicing UPB amounted to $304.5 billion and $302.3 billion, respectively, a net increase of $2.2 billion or 1%.
The following table presents key market interest rates. As further discussed, the 30-year fixed rate mortgage is a key driver of Originations volume, the 10-year Treasury rate is a key benchmark for MSR valuation and hedging activities, and the 1-month SOFR is a key benchmark for the profitability of our Servicing segment (including float earnings and asset-backed financing cost). Quarter over quarter, the average 30-year fixed rate mortgage rate increased 24 basis points, the 10-year Treasury rate increased by 16 basis points, and the average 1-month SOFR remained constant. When comparing the six months ended June 30, 2024 to the six months ended June 30, 2023, the average 30-year fixed rate mortgage rate increased 42 basis points, the 10-year Treasury rate increased by 55 basis points, and the average 1-month SOFR increased by 51 basis points.

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2024	2023
30-year fixed rate mortgage (1)
Average	6.98%	6.74%	6.86%	6.44%
End of period	6.86%	6.79%	6.86%	6.71%

10-year Treasury rate (end of period)	4.36%	4.20%	4.36%	3.81%

1-month Term SOFR (average)	5.33%	5.33%	5.33%	4.82%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey

Financial Highlights
Results of operations for the second quarter of 2024
•Net income of $10.5 million, or $1.34 per share basic and $1.33 per share diluted
•Servicing and subservicing fee revenue of $210.8 million
•Originations gain on sale of $16.7 million
•$5.4 million MSR valuation gain attributable to rate and assumption changes, net of hedging
Financial condition at June 30, 2024
•Stockholders’ equity of $446.2 million, or $56.88 book value per common share
•MSR investment of $2.3 billion, and $304.5 billion total servicing and subservicing UPB
•Cash position of $203.1 million
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

Condensed Statements of Operations	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Revenue	$246.4	$239.1	3%	485.5	$533.9	(9)%
MSR valuation adjustments, net	(32.7)	(11.6)	183	(44.3)	(117.9)	(62)
Operating expenses	104.0	104.4	—	208.4	198.4	5
Other income (expense), net	(96.2)	(91.3)	5	(187.5)	(239.5)	(22)
Income (loss) before income taxes	13.5	31.8	(58)	45.3	(22.0)	(306)
Income tax expense	3.0	1.7	80	4.7	2.7	69
Net income (loss)	$10.5	$30.1	(65)%	$40.6	$(24.7)	(264)%

Segment income (loss) before income taxes
Servicing	$32.6	$54.2	(40)%	$86.7	$(3.0)	n/m
Originations	9.4	1.1	780	10.5	(4.0)	(362)
Corporate Items and Other	(28.5)	(23.4)	22	(51.9)	(15.0)	247
	$13.5	$31.8	(58)%	$45.3	$(22.0)	(306)%
Onity reported $10.5 million net income in the second quarter of 2024, a decrease of $19.6 million as compared to $30.1 million net income in the first quarter of 2024, mostly driven by the following:
•A $7.3 million increase in revenue, largely driven by higher volumes in Originations.
•A $21.1 million higher loss on MSR valuation adjustments, net primarily due to unfavorable interest rate hedge performance and cost.
•A $5.0 million increase in Other expense, net, primarily due to an increase in financing and transaction costs, and flat Operating expenses.
On December 31, 2023, we derecognized from our balance sheet $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm servicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria was met. As PHH continues to subservice the portfolio, our statement of operations in 2024 reflects subservicing fee revenue as opposed to the gross presentation of servicing fee revenue and offsetting servicing fee remittances within Pledged MSR liability expense, a component of Other income (expense), net, prior to December 31, 2023. These required presentation changes do not affect the amount of net fee retained by Onity in connection with the Rithm servicing agreements. For comparison purposes, the statement of operations for the six months ended June 30, 2023 reflects $65.0 million servicing fee collected on behalf of and remitted to Rithm and reported both as Revenue (Servicing and subservicing fees) and as Other income (expense), net (Pledged MSR liability expense) associated with the MSR that achieved sale accounting treatment on December 31, 2023, with no impact on Net income (loss).
Total Revenue
The below table presents total revenue by segment:

Revenue	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Servicing	$217.2	$219.1	(1)%	$436.2	$499.8	(13)%
Originations	29.2	20.0	46	49.3	34.1	44
Corporate	—	—	n/m	—	—	n/m
Total segment revenue	$246.4	$239.1	3%	$485.5	$533.9	(9)%

n/m: not meaningful
Total segment revenue for the three months ended June 30, 2024 increased $7.3 million, or 3% as compared to the three months ended March 31, 2024 due to a $9.2 million increase in Originations revenue offset in part by a $1.9 million decrease in Servicing revenue:
•The decrease in Servicing revenue is mostly driven by a $5.8 million decrease in Gain on reverse loans held for investment and HMBS-related borrowings, net due to more favorable market conditions (tighter yield spread) in the first quarter of 2024, and a $2.0 million reduction in Gain on loans held for sale, net mostly driven by reverse mortgage loan buyouts. These decreases were partially offset by a $6.0 million increase in servicing and subservicing fees largely driven by float earnings with seasonally higher average float balances.
•The increase in Originations revenue is driven by our forward channels which reported a $7.6 million increase in gains on sale mostly attributed to our Correspondent channel due to an increase in both volume and margin. The increase in volume is primarily due to our MSR replenishment and growth strategy after our recent MSR bulk sales. The increase in margin is the result of our continued focus on pricing management and execution.
As compared to the six months ended June 30, 2023, total segment revenue for the six months ended June 30, 2024 was $48.4 million or 9% lower, due to a $63.6 million decline in Servicing revenue offset by a $15.2 million increase in Originations revenue.
•The decline in Servicing revenue is mostly due to a $54.7 million decrease in servicing and subservicing fees largely due to the effects of our derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023, as discussed above ($65.0 million fees collected and remitted to Rithm recognized in the six months ended June 30, 2023). In addition, Gain on loans held for sale, net declined $12.2 million primarily due to the revaluation gain of reverse mortgage buyouts opportunistically acquired at a discount and securitized, recognized in the six months ended June 30, 2023.
•The increase in Originations revenue is primarily driven by an $11.4 million increase in gain on sale of forward loans due to an increase in volume for both our Correspondent and Consumer Direct channels, with similar factors discussed above.
MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2024	2023
Realization of expected cash flows (runoff)	$(38.0)	$(39.9)	$(77.9)	$(71.5)

Fair value gains (losses) due to rate and assumption changes	56.0	82.0	138.0	4.8
MSR hedging derivative fair value gain (loss)	(50.6)	(53.7)	(104.3)	(51.1)
Sub-total fair value gains (losses) due to rates and assumptions, net of hedging (1)	5.4	28.3	33.7	(46.3)
MSR valuation adjustments, net	$(32.7)	$(11.6)	$(44.3)	$(117.9)
(1)Excludes fair value changes of reverse mortgage loans held-for-investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Refer to the MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail.
The $32.7 million loss on MSR valuation adjustments, net for the three months ended June 30, 2024 is comprised of $38.0 million runoff, $56.0 million fair value gain attributed to rate and assumption changes and $50.6 million loss on MSR hedging derivatives. As we maintained a high hedge coverage ratio in both quarters, the $21.1 million higher loss in MSR valuation adjustments, net in the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 is largely driven by unfavorable hedge performance and costs in the second quarter of 2024 and certain favorable assumption updates reported in the first quarter of 2024 to reflect actual market trades.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The favorable $1.8 million lower runoff quarter-over-quarter is mostly due to portfolio reduction from Agency MSR sales in the second quarter of 2024.
•The $56.0 million fair value gain due to rate and assumption changes is attributed to a rise of interest rates in the quarter and favorable assumption updates to reflect market participant perspectives on MSRs with actual trade pricing levels. The 10-year Treasury rate increased 16 basis points in the three months ended June 30, 2024. The change from an $82.0 million fair value gain in the three months ended March 31, 2024 to a $56.0 million fair value gain in the three months ended June 30, 2024 is mostly driven by changes in market interest rates as the 10-year Treasury rate increased 32 basis points in the three months ended March 31, 2024.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value losses or gains, respectively, of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $50.6 million derivative loss recognized in the three months ended June 30, 2024 is primarily driven by the rate increase discussed above. The $3.1 million lower loss from the $53.7 million derivative loss in the three months ended March 31, 2024 is mainly due to a lower increase in interest rates. Also refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.
For the six months ended June 30, 2024, the $44.3 million loss on MSR valuation adjustments, net is comprised of $77.9 million runoff, $138.0 million fair value gain attributed to rate and assumption changes and $104.3 million loss on MSR hedging derivatives. The $73.6 million lower loss in MSR valuation adjustments, net for the six months ended June 30, 2024 as compared to the same period of 2023 is largely driven by favorable changes in market interest rates and assumptions, net of hedging, as further discussed below.
•The $133.2 million increase in fair value gains is mostly driven by changes in market interest rates, as the 10-year Treasury rate increased 48 basis points during the six months ended June 30, 2024 as compared to a decrease of 7 basis points during the same period of 2023. In addition, we recognized certain favorable assumption updates in the six months ended June 30, 2024 compared to unfavorable updates during the same period of 2023 to reflect market participant perspectives and actual trade levels.
•The $53.2 million higher loss from derivatives is mainly due to the increase in market interest rates noted above, hedge performance and hedge costs. During the first half of 2023, we gradually increased our hedge coverage ratio from a minimum of 30% to 60% while we maintained a near 100% hedge coverage ratio during the first half of 2024.
Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Compensation and benefits	$55.0	$53.6	3%	$108.6	$115.7	(6)%
Servicing and origination	13.9	15.0	(7)	29.0	33.3	(13)
Technology and communications	13.0	12.7	2	25.7	26.4	(3)
Professional services	10.7	12.0	(11)	22.8	(3.6)	(725)
Occupancy, equipment and mailing	7.5	7.7	(3)	15.2	16.5	(8)
Other expenses	3.9	3.4	14	7.2	10.1	(29)
Total operating expenses	$104.0	$104.4	—%	$208.4	$198.4	5%

Average headcount	4,374	4,486	(2)%	4,429	4,732	(6)%
Compensation and benefits expense for the three months ended June 30, 2024 increased $1.4 million, or 3% as compared to the three months ended March 31, 2024, mostly due to a $2.2 million increase in incentive compensation expense attributed to an increase in cash-settled share-based awards expense and increase in equity classified share-based awards expense mostly due to new awards and lower forfeitures. These increases were offset in part by a $1.1 million decrease in salaries and benefits due to the reduction of headcount.
As compared to the six months ended June 30, 2023, Compensation and benefits expense for the six months ended June 30, 2024 decreased $7.1 million, or 6% largely due to a decrease in salaries and benefits and a decline in incentive compensation. Our total average headcount declined 6%, mostly driven by a 12% decrease in our average U.S. based headcount, reflecting our ongoing goal to improve efficiencies and create an industry leading cost structure. The decline in incentive compensation is attributed to a decrease in the fair value of cash-settled share-based awards following the decline of our common stock price, offset by the impact of new share-based awards.
Servicing and origination expense for the three months ended June 30, 2024 decreased $1.1 million as compared to the three months ended March 31, 2024, mostly driven by reverse servicing expenses recognized in the first quarter of 2024.
As compared to the six months ended June 30, 2023, Servicing and origination expenses for the six months ended June 30, 2024 decreased $4.3 million mostly due to a $7.2 million decrease in Servicing, partially offset by $2.6 million incremental expenses in Originations. The decline in Servicing expense is primarily attributed to a release of indemnification obligations driven by recoveries and favorable resolutions, lower claim losses driven by lower severity, and lower expenses on our reverse subservicing portfolio due to a decline in volume. The increase in Originations expense is mostly driven by higher production volume and a provision release for representation and warranty indemnification recorded in the first half of 2023 due to favorable resolution of demands.
Professional services expense for the three months ended June 30, 2024 decreased $1.3 million as compared to the three months ended March 31, 2024 primarily due to reimbursements received in the second quarter of 2024 from mortgage loan investors related to prior year legal expenses and payments following resolution of legacy litigation matters, partially offset by higher litigation-related expenses and higher other professional fees incurred in connection with MSR sales in the second quarter of 2024.
As compared to the six months ended June 30, 2023, Professional services expense for the six months ended June 30, 2024 increased $26.4 million primarily due to the reversal of our accrual related to the CFPB matter resolved in our favor in the second quarter of 2023, partially offset by the reimbursements received in the second quarter of 2024 related to legacy litigation matters discussed above.
The other operating expenses in the table above (excluding Compensation and benefits, Servicing and originations expense, and Professional services) for the three months ended June 30, 2024 were mostly flat as compared to the three months ended March 31, 2024. As compared to the six months ended June 30, 2023, other operating expenses decreased $4.9 million mostly due to declines in mailing expenses and amortization expense related to reverse servicing intangible assets and discount on servicing advances acquired in the fourth quarter of 2023.
Other Income (Expense)

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Net interest expense	$(50.5)	$(49.9)	1%	$(100.4)	$(96.2)	4%
Pledged MSR liability expense	(46.1)	(44.9)	3	(91.0)	(143.3)	(36)
Earnings of equity method investee	3.1	2.7	13	5.8	3.1	87
Gain on extinguishment of debt	—	1.4	(100)	1.4	—	n/m
Other, net	(2.7)	(0.6)	363	(3.4)	(3.2)	5
Other income (expense), net	$(96.2)	$(91.3)	5%	$(187.5)	$(239.5)	(22)%
Net interest expense for the three months ended June 30, 2024 remained mostly flat (increased $0.6 million) as compared to the three months ended March 31, 2024, with certain offsetting increases and decreases. As compared to the six months ended June 30, 2023, Net interest expense for the six months ended June 30, 2024 increased $4.3 million, mostly driven by the additional financing cost incurred in connection with our acquisition and private label securitization of reverse mortgage buyouts. The increase in short-term market interest rates in the first six months of 2024, as compared to the first six months of 2023 was mostly offset by the decline in our average debt balances for servicing advances due to our collection efforts and lower Corporate debt interest expense.
During the three months ended March 31, 2024, we repurchased a total of $47.4 million of the PMC Senior Secured Notes in the open market for a price of $45.5 million and recognized a $1.4 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
Refer to Servicing segment for discussion of Pledged MSR liability expense (primarily impacted by the accounting presentation change of the derecognized Rithm MSR on December 31, 2023) and Earnings of equity method investee (predominantly impacted by the fair value changes of MAV’s MSR portfolio).
Income Tax Expense (Benefit)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2024	2024		2024	2023
Income tax expense	$3.0	$1.7	80%	$4.7	$2.7	69%
Income (loss) before income taxes	$13.5	$31.8	(58)	$45.3	$(22.0)	(306)
Effective tax rate	22.2%	5.2%	324%	10.3%	(12.5)%	(182)%
Our effective tax rate is generally lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets.

We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. The U.S. jurisdiction is in a cumulative loss position for the three-year period ended June 30, 2024. We recognize that cumulative losses in recent years is an objective form of negative evidence in assessing the need for a valuation allowance and that such negative evidence is difficult to overcome. Other factors considered in these evaluations are estimates of future taxable income, future reversals of taxable temporary differences, taxable income in prior carryback years, and the impact of tax planning strategies that may be implemented, if warranted. We evaluated all positive and negative evidence and determined that a full valuation allowance at June 30, 2024 remains appropriate. The income tax expense (benefit) is primarily comprised of income taxes in foreign jurisdictions. Also refer to Note 20 - Income Taxes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details on deferred tax assets.
Income tax expense for the three months ended June 30, 2024 increased by $1.3 million as compared to the three months ended March 31, 2024. As compared to the six months ended June 30, 2023, Income tax expense for the six months ended June 30, 2024 increased $1.9 million. Our income tax expense is primarily driven by the jurisdictional mix of our earnings. The increase in the effective tax rate for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 was primarily driven by the increase in year-to-date earnings as of June 30, 2024 relative to full-year projected pre-tax earnings. The increase in the effective tax rate for the six months ended June 30, 2024 as compared to the same period of 2023 is primarily due to recognizing income tax expense in the U.S. driven by the increase in pre-tax earnings.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	June 30, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$203.1	$201.6	$1.4	1%
Restricted cash	46.3	53.5	(7.2)	(13)
MSRs, at fair value	2,327.7	2,272.2	55.4	2
Advances, net	550.6	678.8	(128.2)	(19)
Loans held for sale	1,107.0	677.3	429.7	63
Loans held for investment, at fair value	8,227.8	7,975.5	252.3	3
Receivables, net	153.4	154.8	(1.4)	(1)
Investment in equity method investee	31.3	37.8	(6.5)	(17)
Premises and equipment, net	12.3	13.1	(0.8)	(6)
Other assets	84.3	106.2	(21.9)	(21)
Contingent loan repurchase asset	341.0	343.0	(2.0)	(1)
Total assets	$13,084.7	$12,513.7	$570.9	5%

Total Assets by Segment
Servicing	$11,904.4	$11,687.6	$216.8	2%
Originations	913.5	551.9	361.6	66
Corporate Items and Other	266.8	274.3	(7.4)	(3)
	$13,084.7	$12,513.7	$570.9	5%

HMBS-related borrowings, at fair value	$8,035.4	$7,797.3	$238.0	3%
Other financing liabilities, at fair value	845.9	900.0	(54.1)	(6)
Advance match funded liabilities	405.0	499.7	(94.7)	(19)
Mortgage loan financing facilities, net	1,190.5	710.6	479.8	68
MSR financing facilities, net	927.7	916.2	11.5	1
Senior notes, net	555.2	595.8	(40.7)	(7)
Other liabilities	337.9	349.3	(11.4)	(3)
Contingent loan repurchase liability	341.0	343.0	(2.0)	(1)
Total liabilities	$12,638.4	$12,111.9	$526.5	4%

Total stockholders’ equity	446.2	401.8	44.4	11

Total liabilities and equity	$13,084.7	$12,513.7	$570.9	5%

Total Liabilities by Segment
Servicing	$11,451.6	$11,276.5	$175.1	2%
Originations	881.8	517.5	364.3	70
Corporate Items and Other	305.0	318.0	(13.0)	(4)
	$12,638.4	$12,111.9	$526.5	4%

Book value per share	$56.88	$52.29	$4.60	9%
Total assets increased $570.9 million, or 5%, between December 31, 2023 and June 30, 2024 due to a $429.7 million increase in our Loans held for sale portfolio as originations and purchases exceeded sales, including our acquisition of reverse mortgage buyouts, a $252.3 million fair value increase in reverse Loans held for investment mostly driven by capitalization of interest, and a $55.4 million increase in our MSR portfolio due to fair value gains attributed to rates and assumptions, partially offset by MSR sales and derecognition of MSRs previously sold to MAV. These increases were offset in part by a $128.2 million decline in servicing advances that was driven by seasonal reduction of balances.

Total liabilities increased by $526.5 million, or 4%, as compared to December 31, 2023, with similar effects as described above. Our borrowings under Mortgage loan financing facilities increased $479.8 million due to the higher loans held for sale balance at June 30, 2024, including the issuance of OLIT Notes in February 2024 in connection with the securitization of reverse mortgage loan buyouts. Our HMBS-related borrowings increased by $238.0 million mostly due to fair value changes attributable to interest. Partially offsetting these increases, Advance match funded liabilities decreased $94.7 million consistent with the decline in servicing advances discussed above and Senior notes, net decreased $40.7 million mostly due to our repurchases of PMC Senior Secured Notes during the first quarter of 2024. Other financing liabilities declined by $54.1 million primarily due to the derecognition of MSRs previously sold to MAV.
Total equity increased $44.4 million during the six months ended June 30, 2024 mainly due to $40.6 million net income for the period and $2.4 million compensation related to equity-classified awards.
Key Trends
The following discussion provides information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Onity’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 of this Form 10-Q and Part I, Item 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2023, for discussion of certain of those risks and uncertainties and other factors that could cause Onity’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and Onity does not undertake to update any forward-looking statements. Also refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform and through MSR capital partners, with an emphasis on subservicing.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive. The updated industry forecasts suggest an increase in loan origination in 2024 as compared to historical low origination volumes in 2023. We anticipate growth in our Consumer Direct channel considering the updated industry forecast and our increased recapture capabilities. We expect to continue to prudently grow our Correspondent volume at margins that are accretive to the business as part of our MSR replenishment and growth strategy after the opportunistic MSR bulk sales in the second quarter of 2024. We expect continued competitive pressure on margins across all channels.
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
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and the level of scheduled payments and prepayments. We expect the MSR realization of expected cash flows to follow the growth or size of our MSR portfolio net of ESS financing liabilities and pledged MSR liabilities with our MSR capital partners. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes due to changes in interest rates are partially offset by derivative fair value changes that economically hedge the MSR portfolio to the extent of our hedge coverage ratio. Refer to the sensitivity analysis in Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail.
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
Stockholders’ equity - With the above considerations, we expect our businesses to generate net income and increase our equity in 2024, absent any significant adverse change in interest rates, hedge performance or other factors.

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
As of June 30, 2024, we serviced 1.4 million mortgage loans with an aggregate UPB of $304.5 billion, an increase of 3% and 6%, respectively, from December 31, 2023. The average UPB during the second quarter of 2024 increased $13 billion or 5%, compared to the first quarter of 2024, and average UPB during the six months ended June 30, 2024 increased $5 billion or 2%, compared to the six months ended June 30, 2023.
Effective in the fourth quarter of 2023, the Servicing segment includes CR Limited (CRL), our wholly-owned captive reinsurance subsidiary previously included in the Corporate Items and Other segment. Segment results for the six months ended June 30, 2023 have been recast to conform to the current segment presentation. CRL provides re-insurance related to coverage on foreclosed real estate properties owned or serviced by us. CRL assumes a 90% (60% through January 2024) quota share of REO insurance coverage written by a third-party insurer under a blanket policy issued to PHH. The underlying REO policy provides coverage for direct physical loss on commercial and residential properties, subject to certain limitations.
Concentration
Rithm is one of our largest subservicing clients accounting for 14% and 25%, respectively, of UPB and loan count of our total servicing and subservicing portfolio as of June 30, 2024, and approximately 64% of all delinquent loans that Onity serviced. The servicing agreements automatically renew annually unless notice of termination is provided. Refer to Note 8 — Other Financing Liabilities, at Fair Value.
MAV represented 17% and 14%, respectively, of UPB and loan count of our total servicing and subservicing portfolio as of June 30, 2024. In May 2021, PHH entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PHH. Although the servicing agreement is not cancellable without mutual agreement, MAV is permitted to sell its MSR portfolio, in whole or in part, without Onity’s consent after May 3, 2024. Refer to Note 11 - Investment in Equity Method Investee and Related Party Transactions.
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
MSR Valuation Adjustments, Net
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
Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity of $1.8 billion at June 30, 2024. These draws or tails are funded by the servicer and are subsequently securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
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
On February 13, 2024, Fitch affirmed PHH’s residential servicer ratings and revised its outlook from Positive to Stable for Prime and Subprime products. The rating outlook remains Stable for the other products. The rating actions reflect PHH’s comprehensive enterprise-wide internal control environment, extensive industry experience and highly-developed global loan servicing platform, competitive loan servicing performance metrics, and effective technology platform. The ratings also consider the financial condition of PHH’s parent, Onity Group Inc. The affirmed ratings and Stable outlook on PHH’s residential servicer ratings are reflective of the company’s continued business growth, diversified sourcing strategies and overall loan servicing performance.
On February 15, 2024, Fitch affirmed PHH's Master Servicer rating and Stable outlook, reflecting the company's effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics and efficient servicing technology. The ratings also consider the financial condition of PHH's parent, Onity Group Inc.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	June 30,	March 31,	% Change	June 30,	% Change
	2024	2024		2023
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$292.3	$290.8	1%	$276.2	6%
Non-performing loans	11.7	11.0	6	11.8	(1)
Non-performing real estate	0.5	0.5	(2)	0.5	(9)
Total	$304.5	$302.3	1%	$288.5	6%

Non-performing to total %	4.0%	3.8%	5%	4.3%	(6)%

Conventional loans (2)	$203.7	$200.6	2%	$187.4	9%
Government-insured loans	35.4	34.5	2	33.7	5
Non-Agency loans	65.4	67.1	(3)	67.4	(3)
Total	$304.5	$302.3	1%	$288.5	6%

Conventional loans to total %	66.9%	66.4%	1%	65.0%	3%

Servicing portfolio (3)	$131.1	$133.5	(2)%	$130.1	1%
Subservicing portfolio
Subservicing - forward	50.0	43.3	15%	34.0	47%
Subservicing - commercial	4.0	3.7	6%	3.1	26%
Subservicing - reverse	14.2	15.5	(9)	19.4	(27)
Total subservicing	68.1	62.5	9	56.6	20
MAV (4) (5)	52.9	53.4	(1)	46.6	14
Rithm (5) (6)	43.1	44.1	(2)	47.0	(8)
Other MSR capital partners (5)	9.1	8.8	4	8.2	11
Total	$304.5	$302.3	1%	$288.5	6%

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Prepayment speed (CPR) (7):
% Voluntary CPR	4.8%	3.7%	31%	4.3%	4.1%	3%
% Involuntary CPR	0.3	0.3	—	0.3	0.3	3
% Total CPR	8.4%	7.3%	15%	7.8%	7.7%	1%

Number of completed modifications (in thousands)	4.7	3.9	19%	8.6	6.9	25%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include 39,108 and 38,343 prime loans with a UPB of $10.5 billion and $10.1 billion at June 30, 2024 and March 31, 2024, respectively, that we service or subservice. This compares to 65,796 prime loans with a UPB of $13.3 billion at June 30, 2023. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes 35,488 reverse mortgage loans with a UPB of $8.3 billion that are recognized in our consolidated balance sheet at June 30, 2024.
(4)Includes $30.6 billion UPB subserviced and $22.3 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at June 30, 2024.

(5)Loans serviced pursuant to our sale or transfer agreements with MAV, Rithm or others for which sale accounting is not achieved, and loans subserviced.
(6)Includes $33.6 billion UPB of subserviced loans on behalf of Rithm at June 30, 2024.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2024	2023	2024	2023
Portfolio at January 1	$288.4	$289.7	1,344.5	1,378.9
Additions (1)	23.1	17.5	74.0	59.5
MSR sales	—	—	(0.1)	(0.1)
Servicing transfers (1)	(2.6)	(2.2)	(9.7)	(7.7)
Runoff	(6.6)	(6.5)	(25.8)	(26.9)
Portfolio at March 31	302.3	298.5	1,382.9	1,403.7
Additions (1) (2)	18.8	7.4	61.6	23.1
MSR sales	(6.2)	—	(25.8)	(0.1)
Servicing transfers (1)	(3.0)	(9.3)	(11.9)	(34.7)
Runoff	(7.4)	(8.0)	(28.4)	(32.9)
Portfolio at June 30	304.5	288.5	1,378.5	1,359.1
(1)Includes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Additions include purchased MSRs on portfolios consisting of 80 and 190 loans with a UPB of $28.5 million and $73.2 million that have not yet transferred to the PHH servicing system as of June 30, 2024 and June 30, 2023, respectively, but for which we have legal title. The seller continues to subservice the loans on an interim basis until servicing transfer.

The following table provides a breakdown of our servicer advances, net of allowance for losses:

	June 30, 2024				December 31, 2023
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$1.2	$45.9	$6.3	$53.4	$3.5	$91.2	$6.2	$100.8
Government-insured	2.9	28.7	20.4	52.0	3.3	37.7	19.3	60.2
Non-Agency	175.6	179.0	90.6	445.2	205.5	214.3	97.9	517.7
Total, net	$179.7	$253.6	$117.3	$550.6	$212.2	$343.2	$123.3	$678.8

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	June 30,	March 31,	% Change	June 30,	% Change
	2024	2024		2023
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$7,782.2	$7,700.9	1%	$7,368.7	6%
Active Buyouts (2)	96.2	98.7	(3)	89.4	8
Inactive Buyouts (2)	286.9	288.2	—	194.9	47
Total	$8,165.3	$8,087.8	1%	$7,653.0	7%
Inactive buyouts % to total	3.5%	3.6%	(0.1)%	2.5%	1.0%

Future draw commitments (UPB) in millions:	1,799.3	1,793.4	—%	1,757.2	2%

Fair value in millions:
Loans held for investment (1)	$8,109.4	$8,018.2	1%	$7,553.7	7%
HMBS related borrowings	8,035.4	7,945.0	1	7,486.4	7
Net asset value (HECM or reverse MSR)	$74.0	$73.2	1%	$67.4	10%
Net asset value to UPB	0.95%	0.95%		0.91%
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

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Revenue
Servicing and subservicing fees	$210.1	$204.2	3%	414.3	$469.0	(12)%
Gain (loss) on loans held for sale, net	(0.2)	1.8	(110)	1.7	13.8	(88)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	2.8	8.6	(67)	11.4	9.9	14
Other revenue, net	4.4	4.5	(1)	8.8	7.0	26
Total revenue	217.2	219.1	(1)%	436.2	499.8	(13)%

MSR valuation adjustments, net	(35.8)	(12.5)	187%	(48.3)	(121.4)	(60)%

Operating expenses
Compensation and benefits	24.5	25.3	(3)%	49.8	56.1	(11)%
Servicing expense	11.2	13.3	(16)	24.4	31.6	(23)
Occupancy, equipment and mailing	6.6	6.8	(3)	13.5	14.9	(9)
Technology and communications	6.2	6.1	1	12.3	12.5	(1)
Professional services	2.8	7.1	(60)	9.9	19.3	(49)
Corporate overhead allocations	10.8	10.9	(2)	21.7	22.6	(4)
Other expenses	0.9	1.1	(18)	2.0	4.5	(56)
Total operating expenses	63.1	70.6	(11)%	133.6	161.4	(17)%

Other income (expense)
Interest income	7.2	6.7	8%	13.9	10.1	38%
Interest expense	(47.0)	(45.8)	3	(92.8)	(84.8)	9
Pledged MSR liability expense	(46.1)	(44.9)	3	(91.1)	(143.4)	(36)
Earnings of equity method investee	3.1	2.7	13	5.8	3.1	87
Other, net	(2.9)	(0.5)	437	(3.4)	(4.9)	(31)
Other income (expense), net	(85.7)	(81.8)	5%	(167.6)	(220.0)	(24)%

Income (loss) before income taxes	$32.6	$54.2	(40)%	$86.7	$(3.0)	n/m

Servicing and Subservicing Fees

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Loan servicing and subservicing fees:
Servicing and subservicing fees	157.2	156.6	—%	313.8	371.8	(16)%
Ancillary income	52.9	47.6	11	100.5	97.1	3
Total	$210.1	$204.2	3%	$414.3	$469.0	(12)%
The following table and discussion present the drivers of servicing and subservicing fees.

	Three Months Ended		% Change	Six Months Ended			% Change
	June 30,	March 31,		June 30,		June 30,
	2024	2024		2024		2023
Servicing fees
Average servicing UPB (1) (6)	$168.9	$170.9	(1)%	$169.6		$202.1	(16)%
Average servicing fee (2)	0.30	0.30	2	0.30		0.33	(8)
Servicing fees (3)	128.6	$127.1	1	$255.6		330.0	(23)

Subservicing fees
Average number of subserviced loans (4) (7)	596.1	547.0	9	570.9		301.9	89
Average monthly fee per loan (5)	16	18	(11)	17		23	(26)
Subservicing fees (3)	28.6	29.5	(3)	58.2	57.6	41.8	39

Servicing and subservicing fees (excluding Ancillary income)	$157.2	$156.6	—%	$313.8		$371.8	(16)%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.
(6) Includes $35.7 billion average UPB of MSRs in the six months ended June 30, 2023, previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
(7) Includes an average 260 thousand, 264 thousand and 262 thousand loans subserviced under Rithm agreements in the three months ended June 30, 2024, three months ended March 31, 2024 and six months ended June 30, 2024, respectively, of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
Servicing and subservicing fees (excluding Ancillary income) for the three months ended June 30, 2024 remained flat (increased $0.7 million) as compared to the three months ended March 31, 2024, with a $1.5 million, or 1% increase in servicing fees partially offset by a $0.9 million, or 3% decline in subservicing fees. As the average servicing UPB remained flat, the increase in servicing fees is mostly driven by additional borrower collections on liquidated loans. The decline in subservicing fees is primarily driven by the runoff of the reverse subservicing portfolio, partially offset by the increase in forward subservicing.
As compared to the six months ended June 30, 2023, our servicing and subservicing fees (excluding Ancillary income) for the six months ended June 30, 2024 decreased $58.0 million, or 16% with a $74.4 million decrease in servicing fees partially offset by an $16.3 million increase in subservicing fees. These variances are largely due to the effects of our derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023 ($65.0 million servicing fees remitted to Rithm recognized in the six months ended June 30, 2023). Effective January 1, 2024, as PHH continues to subservice the portfolio, the statement of operations reflects subservicing fee revenue as opposed to the previous gross presentation of servicing fee revenue (collections) and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense (see further discussion below). These required presentation changes do not affect the amount of net fee retained by Onity in connection with the Rithm servicing agreements (Loan servicing and subservicing fees less Pledged MSR liability expense).

The $74.4 million decrease in servicing fees as compared to the six months ended June 30, 2023 is primarily attributed to $90.9 million servicing fees collected on behalf of Rithm recorded in the first six months of 2023 related to the previously sold MSRs derecognized on December 31, 2023, offset in part by higher fees in the first six months of 2024 attributed to other MSR capital partners and MAV, and $5.4 million increased collection of previously deferred non-Agency servicing fees. The $16.3 million increase in subservicing fees is mostly due to the effects of our derecognition of MSRs previously sold to Rithm as discussed above, with $25.4 million higher forward subservicing fees, partially offset by a $9.0 million reduction in reverse mortgage subservicing fees due to portfolio runoff.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Custodial accounts (float earnings)	$31.9	$27.2	17%	59.1	$46.4	27%
Late charges	8.7	8.0	8	$16.7	19.0	(12)
Reverse subservicing ancillary fees	6.2	6.7	(9)	12.9	18.0	(28)
Loan collection fees	1.8	1.8	—	3.6	4.9	(27)
Recording fees	1.4	1.1	27	2.6	2.5	2
Boarding and deboarding fees	0.5	0.4	26	0.8	1.2	(28)
GSE forbearance fees	0.1	0.1	46	0.2	0.5	(66)
Other	2.4	2.2	8	4.7	4.7	—
Ancillary income	$52.9	$47.6	11%	$100.5	$97.1	3%

Ancillary income for the three months ended June 30, 2024 increased by $5.3 million, or 11% as compared to the three months ended March 31, 2024 primarily due to a $4.7 million increase in float earnings mostly attributable to seasonally higher average float balances.
As compared to the six months ended June 30, 2023, ancillary income for the six months ended June 30, 2024 increased by $3.4 million, or 3% largely driven by a $12.7 million increase in float earnings mostly due to higher short-term market interest rates, partially offset by a $5.1 million decline in reverse subservicing ancillary fees driven by portfolio runoff, a $2.3 million reduction in late charges and a $1.3 million decline in loan collection fees driven by the Rithm portfolio derecognition.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $0.2 million loss on loans held for sale, net for the three months ended June 30, 2024, as compared to a $1.8 million gain recognized in the three months ended March 31, 2024, mostly due to reverse mortgage buyouts.
For the six months ended June 30, 2024 and 2023, we recognized gains of $1.7 million and $13.8 million, respectively, mostly due to gains on reverse mortgage buyouts associated with our acquisitions and securitization strategy. The gain reported in the six months ended June 30, 2023 is mostly attributable to the revaluation of reverse mortgage buyouts opportunistically acquired at a discount and securitized in the second quarter.
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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	% Change	June 30,	June 30,	% Change
	2024	2024		2024	2023
Net interest income (servicing fee)	$6.1	$6.0	2%	$12.0	$11.7	3%
Other fair value gains (losses)	(3.3)	2.6	(226)	(0.7)	(1.8)	(62)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$2.8	$8.6	(67)%	$11.4	$9.9	14%
Gain on reverse loans held for investment and HMBS-related borrowings, net decreased $5.8 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate increased 16 basis points during the three months ended June 30, 2024 and 32 basis points during the three months ended March 31, 2024 resulting in other fair value losses due to rates in both periods. The unfavorable interest rate impact was more than offset in the first quarter of 2024 by the favorable impact of tighter yield spread. Net interest income remained mostly flat (+2%), consistent with the portfolio growth.
As compared to the six months ended June 30, 2023, Gain on reverse loans held for investment and HMBS-related borrowings, net for the six months ended June 30, 2024 increased $1.4 million mainly due to favorable assumption updates, including yield spread tightening in the current period, with offsetting fair value losses due to rates. The 10-year Treasury rate increased 48 basis points during the six months ended June 30, 2024 as compared to a decrease of 7 basis points during the six months ended June 30, 2023. Net interest income remained mostly flat (+3%), consistent with the portfolio growth.
MSR Valuation Adjustments, Net
Refer to the discussion above within Overview-Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
Compensation and Benefits

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Compensation and benefits	$24.5	$25.3	(3)%	$49.8	$56.1	(11)%

Average Employment - Servicing	3,148	3,276	(4)%	3,210	3,471	(8)%
Compensation and benefits expense for the three months ended June 30, 2024 remained mostly flat (decreased $0.7 million or 3%) as compared to the three months ended March 31, 2024 primarily as a result of lower headcount.
As compared to the six months ended June 30, 2023, Compensation and benefits expense for the six months ended June 30, 2024 decreased $6.3 million or 11%, mostly driven by a $3.8 million decrease in salaries and benefits expense and a $1.6 million decrease in severance expense. Average Servicing headcount decreased 8% overall, with a higher reduction in the U.S., reflecting our ongoing goal to improve efficiencies and create an industry leading cost structure, also driven by the further integration of reverse servicing and runoff of our reverse subservicing portfolio.

Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.

Servicing expense declined $2.1 million in the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, primarily as a result of additional reverse servicing expenses recognized in the first quarter of 2024.
As compared to the six months ended June 30, 2023, Servicing expense for the six months ended June 30, 2024 declined $7.2 million, primarily attributed to a release of indemnification obligations driven by recoveries and favorable resolutions in the six months ended June 30, 2024, lower claim losses driven by lower severity, and lower expenses on our reverse subservicing portfolio due to a decline in volume.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefits and Servicing expense) for the three months ended June 30, 2024 decreased $4.8 million as compared to the three months ended March 31, 2024 mostly due to a $4.3 million decline in Professional services, primarily legal expenses. The decline in legal expenses is due to reimbursements received in the second quarter of 2024 from mortgage loan investors related to prior year legal expenses and payments following resolution of legacy litigation matters, partially offset by higher litigation-related expenses.
As compared to the six months ended June 30, 2023, other operating expenses for the six months ended June 30, 2024 decreased by $14.3 million primarily driven by lower headcount and cost saving initiatives, with a $9.4 million decline in Professional services mostly due to a decrease in legal expenses attributed to the reimbursements in the second quarter of 2024 related to legacy litigation matters discussed above as well as cost reduction initiatives in our reverse subservicing business, a $1.4 million reduction in Occupancy, equipment and mailing expense due to lower mailing expense, and a $2.5 million reduction in other expenses. The reduction in other expenses is mostly driven by lower amortization expense related to intangible assets and discount on servicing advances.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Interest Expense
Advance match funded liabilities	$9.3	$10.4	(11)%	$19.8	$21.1	(6)%
Mortgage loan financing facilities	10.1	8.4	20	18.5	9.6	93
MSR financing facilities	19.6	17.9	10	37.5	35.3	6
Corporate debt interest expense allocation	6.6	7.3	(10)	13.8	15.3	(10)
Escrow	1.4	1.8	(20)	3.2	3.5	(8)
Total interest expense	$47.0	$45.8	3%	$92.8	$84.8	9%

Average balances
Advance match funded liabilities	391.2	442.2	(12)%	416.7	445.5	(6)%
Mortgage loan financing facilities	347.8	282.2	23	315.0	260.2	21
MSR financing facilities	915.4	861.4	6	888.4	908.0	(2)
Total asset-backed financing	1,654.5	1,585.9	4%	1,620.2	1,613.7	—%

Effective average interest rate
Advance match funded liabilities	9.53%	9.45%	1%	9.49%	9.49%	—%
Mortgage loan financing facilities	11.61	11.92	(3)	11.75	7.39	59
MSR financing facilities	8.58	8.29	4	8.44	7.78	9

Average 1-month term SOFR	5.33%	5.33%	—%	5.33%	4.82%	11%
Interest expense for the three months ended June 30, 2024 increased $1.3 million or 3%, as compared to the three months ended March 31, 2024, with some offsetting factors. The $1.7 million increase in interest expense on mortgage loan financing facilities was mostly driven by our reverse buyout acquisition and securitization in the latter part of first quarter of 2024. The $1.8 million increase in interest expense on MSR financing facilities was mostly driven by higher borrowings, including the PLS second lien repurchase agreement. Interest expense on advance match funded liabilities decreased by $1.1 million, as compared to the three months ended March 31, 2024, due to lower borrowings, primarily driven by seasonally lower advances.
As compared to the six months ended June 30, 2023, interest expense for the six months ended June 30, 2024 increased $8.0 million, or 9%, mostly driven by an $8.9 million increase in interest expense on mortgage loan financing facilities relating to our acquisitions and securitization of reverse buyouts and higher effective rate. The increase in short-term market interest rates by 51 basis points in the first six months of 2024 as compared to the first six months of 2023 was mostly offset by the decline in our average debt balances for servicing advances due to our advance collection efforts and lower corporate debt interest allocation, due to our repurchase of $47.4 million of the PMC Senior Secured Notes during the three months ended March 31, 2024.
Interest income for the three months ended June 30, 2024 was mostly flat (increased $0.5 million) as compared to the three months ended March 31, 2024. As compared to the six months ended June 30, 2023, interest income increased $3.8 million for the six months ended June 30, 2024, primarily due to the reverse mortgage buyouts acquired in the first quarter of 2024 and second quarter of 2023.
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
The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Servicing fees collected on behalf of third parties	$36.9	$36.6	1%	$73.6	$150.7	(51)%
Less: Subservicing fee retained	(6.8)	(7.1)	(5)	(13.9)	(38.6)	(64)
Ancillary fee/income and other settlement (including expense reimbursement)	3.0	2.3	28	5.3	6.8	(22)
Net servicing fee remittance (1)	33.1	31.8	4	65.0	118.9	(45)
ESS servicing spread remittance	13.0	13.1	(1)	26.1	24.5	6
Pledged MSR liability expense	$46.1	$44.9	3%	$91.1	$143.4	(36)%
(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
Pledged MSR liability expense for the three months ended June 30, 2024 increased $1.2 million, or 3%, as compared to the three months ended March 31, 2024, mostly driven by the portfolios of MSR capital partners. As compared to the six months ended June 30, 2023, Pledged MSR liability expense for the six months ended June 30, 2024 decreased $52.3 million largely due to the derecognition of MSRs previously sold to Rithm for which sale accounting criteria were met effective December 31, 2023 ($33.4 billion UPB), partially offset by the increase in the portfolio of MSRs sold to MSR capital partners. Effective January 1, 2024, as PHH continues to subservice the portfolio, the statement of operations reflects subservicing fee revenue as opposed to the previous gross presentation of servicing fee revenue (collections) and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense.
Servicing fee and Pledged MSR liability expense continues to be presented on a gross basis after January 1, 2024 for those MSRs sold to Rithm for which title has not transferred, also referred to as Right to MSR ($9.5 billion UPB at June 30, 2024). The following table presents a subset of the above table related to Rithm, specifically the subservicing fees retained by Onity together with the associated serviced UPB on behalf of Rithm:

Rithm Servicing and Subservicing Fees	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Servicing fees collected on behalf of Rithm	$13.1	$13.0	1%	$26.0	$118.6	(78)%
Less: Subservicing fee retained	(3.7)	(3.9)	(4)	(7.6)	(34.2)	(78)
Pledged MSR liability expense (Net servicing fees remitted to Rithm) (1) (2)	9.4	9.1	3%	18.4	84.4	(78)%

Average Rithm UPB ($ in billions)	$9.6	$9.8	(2)%	$9.7	$48.1	(80)%
Average annualized retained subservicing fees as a % of Rithm UPB	0.16%	0.16%	(2)%	0.16%	0.14%	10%
(1)Reported within Pledged MSR liability expense. The Rithm servicing fee includes the total servicing fees collected on behalf of Rithm relating to the MSR sold but not derecognized from our balance sheet. Under GAAP, we separately present servicing fees collected and remitted on a gross basis, with the servicing fees remitted to Rithm reported as Pledged MSR liability expense.
(2)Excludes ancillary income.
Earnings of equity method investee represents our 15% share of MAV Canopy. Earnings for the three months ended June 30, 2024 remained flat (increased $0.4 million) as compared to the three months ended March 31, 2024. As compared to the six months ended June 30, 2023, earnings increased $2.7 million for the six months ended June 30, 2024. The changes are largely attributed to the impact of changes in market interest rates on the underlying MSR portfolio held by MAV and actual trade prices.
Other, net for the three months ended June 30, 2024 increased $2.3 million, as compared to the three months ended March 31, 2024, mostly due to expenses recognized in connection with MSR sales.

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
Our forward lending correspondent channel drives higher servicing portfolio replenishment. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or best efforts contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. As of June 30, 2024, we have relationships with 708 approved correspondent sellers.
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
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. We do not provide or assume any origination representations and warranties in connection with our MSR purchases. As of June 30, 2024, we have relationships with 463 approved sellers through the Agency Cash Window co-issue programs.
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
Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$4.13	$2.69	54%	$6.82	$5.08	34%
Consumer Direct	0.16	0.11	41	0.27	0.16	72
	$4.29	$2.80	53%	$7.09	$5.24	35%

% Purchase production	83%	81%	2	83%	85%	(3)
% Refinance production	17	19	(11)	17	15	20

Reverse loans (1)
Correspondent	$0.12	$0.12	1%	$0.24	$0.19	27%
Wholesale	0.04	0.02	55	0.06	0.09	(35)
Retail	0.03	0.02	12	0.05	0.04	8
	$0.18	$0.17	10%	$0.35	$0.33	7%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$2.48	$1.63	52%	4.11	$3.61	14%
Bulk purchases	0.31	0.62	(49)	0.93	0.24	293
Bulk reverse purchases	—	0.14	(100)	0.14	0.08	83
	$2.79	$2.39	17	$5.18	$3.92	32

Total	$7.26	$5.36	36%	$12.62	$9.49	33%

Short-term loan commitment (at period end; in millions)
Forward loans	$1,532	$1,177	30%	$1,532	$1,137	35%
Reverse loans	22	26	(13)%	22	16	35%

Average Headcount - Originations	480	462	4%	472	501	(6)%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Revenue
Gain on loans held for sale, net	$16.7	$9.1	83%	$25.7	$14.3	80%
Gain on reverse loans held for investment and HMBS-related borrowings, net	5.7	6.8	(16)	12.5	12.0	4
Other revenue, net (1)	6.9	4.1	68	11.0	7.8	41
Total revenue	29.2	20.0	46%	49.3	34.1	44%

MSR valuation adjustments, net	3.1	0.9	240	4.0	3.5	13

Operating expenses
Compensation and benefits	11.3	10.2	10%	21.5	20.5	5%
Origination expense	2.3	1.4	62	3.7	1.1	227
Technology and communications	1.7	1.7	3	3.4	3.5	(2)
Occupancy, equipment and mailing	0.5	0.5	—	1.0	1.0	—
Professional services	0.5	0.3	39	0.8	0.8	10
Corporate overhead allocations	4.3	3.9	9	8.2	9.9	(17)
Other expenses	1.4	1.0	43	2.4	3.0	(19)
Total operating expenses	22.0	19.0	16%	41.0	39.8	3%

Other income (expense)
Interest income	14.2	9.7	47%	23.8	22.1	8%
Interest expense	(14.9)	(10.4)	43	(25.3)	(24.0)	5
Other, net	(0.2)	(0.1)	117	(0.3)	—	n/m
Other income (expense), net	(0.9)	(0.8)	5%	(1.7)	(1.9)	(10)%

Income (loss) before income taxes	$9.4	$1.1	780%	$10.5	$(4.0)	(362)%

n/m: not meaningful
(1)Includes ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level of $0.7 million and $1.0 million for the three and six months ended June 30, 2024, respectively, $0.4 million for the three months ended March 31, 2024 and $0.8 million for the six months ended June 30, 2023.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Origination UPB (1) (in billions)
Correspondent	$4.13	$2.69	54%	$6.82	$5.08	34%
Consumer Direct	0.16	0.11	41	0.27	0.16	72
	$4.29	$2.80	53%	$7.09	$5.24	35%

% Gain on Sale Margin (2)
Correspondent	0.27%	0.18%	49%	0.24%	0.17%	36%
Consumer Direct	3.45	3.75	(8)	3.57	3.48	3
	0.39%	0.32%	19%	0.36%	0.27%	33%

Gain on Loans Held for Sale
Correspondent	$11.2	$4.9	129%	$16.1	$8.8	82%
Consumer Direct	5.5	4.2	30	9.7	5.5	77
	$16.7	$9.1	83%	$25.7	$14.3	80%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net for the three months ended June 30, 2024 increased by $7.6 million, or 83%, as compared to the three months ended March 31, 2024, driven by a 53% increase in volume and a 19% increase in margin. The $6.3 million increase in our Correspondent channel is due to an increase in volume driven by our Owned MSR replenishment strategy after our recent MSR bulk sales and seasonality to a lesser extent. The Correspondent margin increase is driven by our continued focus on pricing management and execution including an increased mix of higher margin products. The $1.3 million increase in our Consumer Direct channel is primarily driven by a 41% increase in loan production volume, attributed to our increased recapture operational capability and seasonality to a lesser extent.
As compared to the six months ended June 30, 2023, Gain on loans held for sale, net for the six months ended June 30, 2024 increased $11.4 million, driven by a 35% increase in volume and 33% increase in margin, with similar factors as discussed above. The $4.2 million increase in Consumer Direct gain is driven by an 72% increase in loan production volume, attributed to our increased recapture operational capability. In addition, 2023 was the historically lowest production year for refinance over the past twenty years. In our Correspondent channel, the $7.2 million increase is both due to the increased margin and increased loan production volume, attributed to the same factors as discussed above.
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

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023
Origination UPB (1) (in billions)	$0.18	$0.17	10%	$0.35	$0.33	7%
Origination margin (2)	3.09%	4.06%	(24)	3.58%	3.68%	(3)
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations)	$5.7	$6.8	(16)%	$12.5	$12.0	4%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB. Note that the ratio includes loan fees.

Gain on reverse loans held for investment and HMBS-related borrowings, net for the three months ended June 30, 2024 decreased $1.1 million as compared to the three months ended March 31, 2024, driven by lower margins in our Correspondent channel, partially offset by higher origination volume in our Wholesale and Retail channels. The lower margins were driven by HECM spreads widening in the second quarter of 2024.
As compared to the six months ended June 30, 2023, Gain on reverse loans held for investment and HMBS-related borrowings, net for the six months ended June 30, 2024 was mostly flat (increased $0.5 million), with the offsetting impact of lower margins and higher volume attributed to our Correspondent channel.
Other Revenue, net
Other revenue, net consists primarily of correspondent and broker fees, and also includes setup fees earned for loans boarded on our servicing platform. Changes in Other revenue, net for the periods presented are primarily attributed to production volume changes.
MSR Valuation Adjustments, Net
MSR valuation adjustments, net includes revaluation gains on certain MSRs opportunistically purchased through the Agency Cash Window programs, and flow purchases. As an aggregator of MSRs, we may purchase MSRs from smaller originators with a purchase price at a discount to fair value and we recognize valuation adjustments for differences in exit markets in accordance with the accounting fair value guidance. We record such valuation adjustments as MSR valuation adjustments, net within the Originations segment since the segment’s business objective is the sourcing of new MSRs at targeted returns. Changes in MSR valuation adjustments, net period over period are mostly due to volume changes.
Operating Expenses
Operating expenses for the three months ended June 30, 2024 increased $2.9 million, or 16%, as compared to the three months ended March 31, 2024, primarily driven by higher loan production volume (up approximately 50%). Compensation and benefits increased $1.1 million, or 10%, driven by commissions with higher loan production volume and a 4% increase in average headcount quarter-over-quarter. Other operating expenses (excluding Compensation and benefits expense) increased $1.9 million mostly driven by the increase in volume.
As compared to the six months ended June 30, 2023, Operating expenses for the six months ended June 30, 2024 increased $1.3 million, or 3%, with some offsets. Originations expense increased $2.6 million mostly driven by higher production volume and a provision release for representation and warranty indemnification recorded in the first half of 2023 due to favorable resolution of demands. Compensation and benefits increased $0.9 million driven by a $1.5 million increase in commissions with higher production volume and a $1.2 million increase in severance expense, partially offset by a $1.2 million decline in salaries and benefits expense. The increase in severance and decline in salaries and benefits is mostly due to a 13% decrease in average U.S. based headcount as part of our cost-reduction efforts. Overhead allocations declined $1.7 million due to lower total corporate overhead expenses and a lower allocation percentage to Originations as a result of lower average headcount.
Other Income (Expense)
Interest income consists primarily of interest earned on newly-originated and purchased loans during the pipeline period prior to securitization or sale to investors. Interest expense is incurred to finance the mortgage loans during the same pipeline period, which is generally less than 30 days. We finance mortgage loans with repurchase and participation agreements, commonly referred to as warehouse lines. Our net interest margin is driven by the difference between the average mortgage note rate and the average warehouse line cost of funds, and by the average number of days loans remain in the pipeline. There were no significant changes in our net interest margin, period-over-period.
Interest income for the three months ended June 30, 2024 increased $4.5 million as compared to the three months ended March 31, 2024 primarily due to higher average loans held for sale balances. Similarly, interest expense increased $4.5 million primarily due to the increase in average mortgage loan financing debt balances.
As compared to the six months ended June 30, 2023, interest income for the six months ended June 30, 2024 increased $1.7 million primarily due to an increase in the average note rates (the 30 year fixed rate mortgage increased 42 basis points), partially offset by lower average loans held for sale balances. Similarly, interest expense for the six months ended June 30, 2024 increased $1.2 million primarily due to higher cost of borrowing, driven by a 51 basis point increase in average short-term market interest rates, partially offset by a decrease in average mortgage loan financing debt balances.

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
Effective in the fourth quarter of 2023, CRL, our wholly-owned captive reinsurance subsidiary, is reported in the Servicing segment. Segment results for the six months ended June 30, 2023 have been recast to conform to the current segment presentation.
The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,	March 31,		June 30,	June 30,
	2024	2024		2024	2023

Revenue	$—	$—	—	—	$—	—

Operating expenses
Compensation and benefits	19.2	18.1	6%	37.3	39.2	(5)%
Professional services	7.4	4.6	62	12.0	(23.7)	(151)
Technology and communications	5.0	4.9	2	9.9	10.5	(5)
Servicing and origination	0.5	0.3	57	0.8	0.5	50
Occupancy, equipment and mailing	0.4	0.4	(10)	0.8	0.6	26
Other expenses	1.5	1.3	19	2.8	2.7	4
Total operating expenses before corporate overhead allocations	34.0	29.6	15%	63.6	29.8	114%
Corporate overhead allocations
Servicing segment	(10.8)	(10.9)	(2)%	(21.7)	(22.6)	(4)%
Originations segment	(4.3)	(3.9)	9	(8.2)	(9.9)	(17)
Total operating expenses	18.9	14.8	28%	33.7	(2.7)	n/m

Other income (expense), net
Interest income	1.1	1.1	1%	2.3	2.2	4%
Interest expense	(11.2)	(11.2)	—	(22.4)	(21.7)	3
Gain on extinguishment of debt	—	1.4	(100)	1.4	—	n/m
Other, net	0.4	—	n/m	0.4	1.8	(76)
Other income (expense), net	(9.6)	(8.6)	11%	(18.2)	(17.6)	3%

Income (loss) before income taxes	$(28.5)	$(23.4)	22%	$(51.9)	$(15.0)	247%
Operating Expenses
Operating expenses before corporate overhead allocations increased by $4.4 million, or 15%, for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, primarily driven by Professional services and Compensation and benefits. Professional services increased $2.8 million mainly driven by litigation related expenses in the three months ended June 30, 2024. Compensation and benefits increased $1.0 million, or 6%, primarily due to new share-based awards and lower forfeitures.

Operating expenses before corporate overhead allocations increased by $33.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily driven by Professional services, partially offset by Compensation and benefits. The $35.7 million increase in Professional services is primarily driven by the reversal of our accrual related to the CFPB matter resolved in our favor in the second quarter of 2023, certain recoveries of prior years’ legal expenses from private mortgage insurers in the second quarter of 2023, and other litigation related expenses recognized in the three months ended June 30, 2024 discussed above. Compensation and benefits expense decreased $1.8 million, or 5%, mostly due to a $1.4 million decrease in the fair value of cash-settled share-based awards in the six months ended June 30, 2024 following the more pronounced decrease of our common stock price, as compared to the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and optimize our financing costs.
In addition, we completed the following transactions during the six months ended June 30, 2024:
•Repurchased $47.4 million of our PMC Senior Secured Notes in the open market for a price of $45.5 million, and recognized a $1.4 million net gain on debt extinguishment;
•Completed a private placement securitization of HECM loans that are insured by the FHA, and related receivables and REO properties, also referred to as reverse mortgage buyouts. Different classes of asset-backed notes with an initial principal amount of $268.6 million were issued at a discount, with a stated interest rate of 3% and a mandatory call date of February 2027;
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
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	June 30, 2024			December 31, 2023
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$714	$246	$64	$714	$151	$64
Mortgage loan financing facilities	2,332	266	1,155	2,696	373	1,592
MSR financing facilities	1,065	135	93	1,082	128	38
Total	$4,111	$647	$1,312	$4,493	$652	$1,693
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
At June 30, 2024, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. Also, none of our uncommitted borrowing capacity was available to fund advances at June 30, 2024 under our Ginnie Mae MSR financing facility based on the amount of eligible collateral. We may utilize committed borrowing capacity under our mortgage loan financing facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At June 30, 2024, we had no committed borrowing capacity under our mortgage loan financing facilities and $28.2 million committed borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.
At June 30, 2024, our $231.3 million total liquidity included $203.1 million unrestricted cash position and $28.2 million total available borrowing capacity discussed above. With total liquidity of $241.6 million at December 31, 2023, the decrease is driven by our $47.4 million corporate debt repurchases (PMC Senior Secured Notes) in the first quarter, partially offset by our second lien PLS financing and OLIT securitization.
Effective September 30, 2023, we implemented the revised minimum tangible net worth and liquidity requirements for GSE and Ginnie Mae seller/servicers. We believe that we are in compliance with these requirements as of June 30, 2024.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of June 30, 2024. We are currently implementing certain actions intended to achieve compliance with the requirements. We intend to operate our Ginnie Mae issuer activities through a wholly owned subsidiary subject to, and in compliance with, the risk-based capital rules. We are in the process of applying for regulatory and Agency approvals necessary to separately operate GSE and Ginnie Mae businesses. If we are unable to execute this solution in a manner satisfactory to Ginnie Mae and other regulators, we may be required to sell Ginnie Mae or other related forward mortgage assets under uncertain conditions before December 31, 2024 and incur transition costs, or our status as an approved issuer may be suspended or terminated; as a result, our financial results, liquidity, financing activities and reputation could be negatively impacted. Also refer to Note 19 – Regulatory Requirements.
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
We have short-term commitments to lend $1.6 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at June 30, 2024. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at June 30, 2024. During the six months ended June 30, 2024, we funded $119.5 million out of the $1.8 billion borrowing capacity available as of December 31, 2023. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice.
Regarding the current maturities of our borrowings, as of June 30, 2024, we have approximately $1.4 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $910.3 million of borrowings under forward and reverse mortgage loan financing facilities, $452.1 million outstanding under GSE and Ginnie Mae MSR financing facilities maturing in the next 12 months, $32.1 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs and $34.0 million outstanding under a PHH repurchase agreement.
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
In addition, we evaluate investment and capital allocation opportunities for any excess liquidity, including opportunistic debt repurchases to continue to de-risk and deleverage our balance sheet. We also intend to extend debt maturities and are evaluating various refinancing alternatives, which include debt, junior securities or other structures, in anticipation of the maturity of PMC and OFC senior secured notes. Subject to changes in financial market conditions and other factors, we presently anticipate a refinance of the PMC senior secured notes prior to them becoming current.
Our capital structure and leverage ratios may be summarized as follows:

Capital Structure Summary	June 30, 2024	December 31, 2023	$ Change	% Change
MSR financing facilities	$928	$916	$12	1%
ESS financing liability, at fair value	251	249	2	1
$313 million PMC Senior Secured Notes due 2026	310	356	(46)	(13)
$285 million OFC Senior Secured Notes due 2027	245	240	6	2
Total corporate debt and MSR related debt (1)	$1,733	$1,761	$(27)	(2)%

Stockholders’ common equity	$446	$402	$44	11%

Corporate debt to stockholders’ common equity	1.24x	1.48x
Corporate and MSR debt to stockholders’ common equity	3.88x	4.38x
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
Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements, excluding additional Agency minimum liquidity requirements, is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At June 30, 2024, we held unrestricted cash in excess of this minimum amount. The minimum liquidity requirements for PHH contained in some debt agreements are also subject to the minimum requirement set forth by the Agencies. Refer to Note 19 – Regulatory Requirements.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of June 30, 2024.
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

Rating Agency	Rated Entity	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	PHH	B3	Stable	April 12, 2024
S&P	Onity	B-	Stable	January 25, 2024
On January 25, 2024, S&P affirmed the long-term corporate rating of Onity at “B-” and affirmed the “B” rating of the PMC Senior Secured Notes. In affirming the ratings, S&P noted Onity's leverage has improved due to improving operating margins and continued subservicing growth. However, S&P also noted a reliance on warehouse facilities that continues to weigh on the rating.
On April 12, 2024 Moody’s upgraded PHH’s long-term corporate family ratings from “Caa1” to “B3" and revised their outlook to Stable from Positive. Moody’s also affirmed its “B2” rating of the PMC Senior Secured Notes. In its ratings rationale, Moody’s noted the upgrade of the corporate family rating reflects PHH's progress towards achieving sustainable profitability. Moody’s further noted the upgrade also reflects the company's sound liquidity and funding profile. PHH's Stable outlook reflects Moody's expectation that Onity will report improved earnings and capitalization over the next 12-18 months. Moody’s noted the affirmation of the “B2” Senior Secured Notes rating reflects the volume and priority of the PHH notes within Onity's debt capital structure.
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
Our cash flows are summarized as follows:

$ in millions	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(375)	$(649)
Net cash provided by (used in) investing activities	128	(23)
Net cash provided by financing activities	241	730
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6)	$58
Cash, cash equivalents and restricted cash at end of period	$249	$333

Cash flows for the six months ended June 30, 2024
Our operating activities used $375.0 million of cash primarily due to net cash paid on loans held for sale of $521.3 million as loan production volume exceeded sales, including $95.0 million for the purchase of reverse mortgage buyouts (government-insured loans and claim receivables), and $102.4 million originated MSRs. Offsetting operating cash inflows include net collections of servicing advances of $112.8 million driven by seasonal activity and our increased collection efforts on legacy advances and earnings distributions of $5.8 million received from our equity method investee MAV Canopy.
Our investing activities provided $128.4 million of cash. Cash inflows primarily include $96.0 million proceeds from sales of MSRs, $78.8 million net cash received in connection with our HECM reverse mortgages and $12.3 million proceeds from sales of real estate as part of our asset recovery strategy, $9.3 million received from the sale of advances in connection with sales of MSRs, and $6.5 million of capital distributions received, net of contributions, from our equity method investee MAV

Canopy. Offsetting cash outflows include $62.1 million to purchase MSRs and $12.1 million to purchase real estate primarily in connection with our reverse mortgage buyout transaction.
Our financing activities provided $240.8 million of cash. Financing cash inflows are primarily comprised of $471.9 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale, including $247.8 million with the issuance of the OLIT securitization of reverse mortgage buyouts, $17.7 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs, and $12.7 million of net proceeds from MSR financing facilities. Offsetting cash outflows include $94.7 million of net repayments on advance match funded liabilities due to the decline in servicing advances, and $37.3 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. We also paid $45.5 million to repurchase $47.4 million of our 7.875% PMC Senior Secured Notes. Cash inflows of $507.7 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $588.1 million.
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
Our financing activities provided $729.5 million of cash. Financing cash inflows are primarily comprised of $816.0 million net from borrowings under our mortgage loan financing facilities, including the OLIT securitization, due to the increase in loans held for sale, $88.3 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs, and $68.7 million of proceeds from ESS financing. Offsetting cash outflows include $83.2 million of net repayments on advance match funded liabilities due to the decline in servicing advances, $88.4 million of net repayments on MSR financing facilities, and $45.0 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Cash inflows of $502.3 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $525.1 million.

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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and loss contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Other financing liabilities, Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of June 30, 2024, 89% of our assets and 70% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs.
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
Effective September 2022, a minimum 25% and 30% hedge coverage ratios were required for interest rate declines less than, and more than 50 basis points, respectively. During the second quarter of 2023, management raised its minimum hedge coverage ratio to 60%. Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to a dollar DV01 that resulted in an equivalent range of approximately 90% to 110%.
With a partial hedge coverage ratio, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while DV01 measures may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to many factors. These factors include non-parallel changes in the interest rate curve, the convexity of the MSR, the basis risk inherent in the MSR profile and hedging instruments, model risk observed between actual vs. expected fair value changes, and hedge costs. We continuously evaluate the use of hedging instruments with the objective of enhancing the effectiveness of our interest rate hedging strategy.
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
The derivative instruments are subject to margin requirements, posted as either initial or variation margin. Onity may be required to post or may be entitled to receive cash collateral with its counterparties through margin calls, based on daily value changes of the instruments. Changes in market factors, including interest rates, and our credit rating may require us to post additional cash collateral and could have a material adverse impact on our financial condition and liquidity.
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
Pipeline Hedging Strategy - Loans Held for Sale and IRLCs
In our Originations business, we are exposed to interest rate risk and related price risk during the period from the date of the interest rate lock commitment through (i) the lock commitment cancellation or expiration date or (ii) through the date of sale or securitization of the resulting loan into the secondary mortgage market. Loan commitments for forward loans generally range from 5 to 75 days, with the majority of our commitments to borrowers for 40 to 60 days and our commitments to correspondent sellers for 5 to 30 days. Loans held for sale are generally funded and sold within 5 to 30 days. This interest rate exposure of loans and IRLCs is economically hedged with derivative instruments, including forward sales of Agency TBAs. The objective of our pipeline hedging strategy is to reduce the volatility of the fair value of IRLCs and loans due to market interest rates, thus preserving the initial gain on sale margin at lock date. The net daily market risk position of net pull-though adjusted locks and loans held for sale, less the offsetting hedges of the pipeline, is monitored daily and its daily limit is +/- 5%. We report changes in fair value of these derivative instruments as gain or loss on economic hedge instruments within either Gain on loans held for sale, net or Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations.
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
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at June 30, 2024, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$4	$(4)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	16	(19)
Derivative instruments	6	(5)
Total MSRs - Agency and non-Agency (1)	(27)	24
IRLCs	(1)	1
Total, net	$(2)	$(4)
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
Based on June 30, 2024 balances, if interest rates were to increase by 100 bps on our variable-rate debt and cash and float balances, we estimate a net positive impact of approximately $1.2 million resulting from an increase of $22.7 million in annual interest income and other credits on deposits, and an increase of $21.4 million in annual interest expense.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the six months ended June 30, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2024.
Based on such evaluation, management concluded that our disclosure controls and procedures as of June 30, 2024 were (1) designed and functioning effectively to ensure that material information relating to Onity, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Onity in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (filed herewith)
3.2	Amended and Restated Bylaws of Registrant (1)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
10.1*	Registrant 2021 Equity Incentive Plan, as amended (2)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Included as Exhibit 101).

* Management contract or compensatory plan or agreement.
(1)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(2)Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on May 28, 2024.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Onity Group Inc.

	By:	/s/ Sean B. O’Neil
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: August 1, 2024