Form 10-Q
period 2024-09-30
ONITY GROUP INC.
filed 2024-11-07
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
*The registrant changed its name from Ocwen Financial Corporation to Onity Group Inc. and its trading symbol to ONIT on June 10, 2024. The registrant's common stock was previously traded under the trading symbol OCN.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Number of shares of common stock outstanding as of November 4, 2024: 7,868,458 shares

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
Forward-looking statements may be identified by a reference to a future period or by the use of forward-looking terminology. Forward-looking statements are typically identified by words such as “expect”, “believe”, “foresee”, “anticipate”, “intend”, “estimate”, “goal”, “strategy”, “plan”, “target” and “project” or conditional verbs such as “will”, “may”, “should”, “could” or “would” or the negative of these terms, although not all forward-looking statements contain these words. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Readers should bear these factors in mind when considering forward-looking statements and should not place undue reliance on such statements. Forward-looking statements involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those suggested by such statements. In the past, actual results have differed from those suggested by forward-looking statements and this may happen again. Important factors that could cause actual results to differ include, but are not limited to, the risks discussed under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and the following:
•the timing for receipt of final regulatory approval to consummate the sale of our ownership interest in MAV Canopy HoldCo I, LLC (MAV Canopy) that invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV);
•the date on which we will break escrow following the closing of our senior corporate debt refinancing, receive the proceeds of the refinancing, and redeem our senior corporate notes, all of which are conditioned on the closing of the MAV sale described above;
•the future of our ownership position in MAV and the extent to which MAV will continue to generate a favorable return on our investment in the event we do not consummate the MAV sale;
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
•the timing for completion of our PHH Mortgage Corporation rebranding and its impact on our business and third parties’ perceptions of us;
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
•our ability to interpret correctly and comply with current or future liquidity, net worth and other financial and other requirements of regulators, the Federal National Mortgage Association (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) (together, the GSEs), and the Government National Mortgage Association (Ginnie Mae), as well as those set forth in our debt and other agreements;
•our ability to implement, in a timely and cost-effective manner, our planned response to Ginnie Mae’s risk-based capital requirements by the extended deadline granted to us by Ginnie Mae of May 1, 2025;
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
•uncertainty related to our long-term relationship with Rithm Capital Corp. (Rithm), one of our largest subservicing clients as of September 30, 2024;
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

PART I – FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$201.6	$201.6
Restricted cash ($30.9 and $24.2 related to variable interest entities (VIEs))	78.5	53.5
Mortgage servicing rights (MSRs), at fair value	2,223.6	2,272.2
Advances, net ($438.6 and $573.0 related to VIEs)	522.7	678.8
Loans held for sale ($1,195.5 and $674.2 carried at fair value) ($595.2 and $269.6 related to VIEs)	1,197.7	677.3
Loans held for investment, at fair value ($5.2 and $5.6 related to VIEs)	8,331.5	7,975.5
Receivables, net ($46.6 and $19.9 related to VIEs)	172.2	154.8
Investment in equity method investee	30.6	37.8
Premises and equipment, net	11.7	13.1
Other assets ($10.4 and $22.0 carried at fair value) ($44.1 and $18.6 related to VIEs)	95.8	106.2
Contingent loan repurchase asset	360.9	343.0
Total assets	$13,226.7	$12,513.7

Liabilities and Stockholder’s Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$8,132.5	$7,797.3
Other financing liabilities, at fair value ($327.5 and $409.2 due to related party) ($5.2 and $5.6 related to VIEs)	826.2	900.0
Advance match funded liabilities ($376.6 and $498.9 related to VIEs)	377.2	499.7
Mortgage loan financing facilities, net ($518.7 and $143.4 related to VIEs)	1,355.9	710.6
MSR financing facilities, net	804.8	916.2
Senior notes, net ($248.2 and $239.7 due to related parties)	535.1	595.8
Other liabilities ($14.1 and $7.2 carried at fair value)	366.0	349.3
Contingent loan repurchase liability	360.9	343.0
Total liabilities	12,758.5	12,111.9

Commitments and Contingencies (Notes 20 and 21)

Stockholders’ Equity
Common stock, $.01 par value; 13,333,333 shares authorized; 7,868,458 and 7,684,401 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	557.4	554.5
Accumulated deficit	(89.6)	(151.6)
Accumulated other comprehensive income (loss), net of income taxes	0.2	(1.2)
Total stockholders’ equity	468.2	401.8
Total liabilities and stockholders’ equity	$13,226.7	$12,513.7

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Servicing and subservicing fees	$211.1	$237.8	$626.5	$707.5
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	18.0	(0.4)	41.9	21.5
Gain on loans held for sale, net	25.8	8.2	53.2	36.3
Other revenue, net	10.8	10.0	29.6	24.0
Total revenue	265.7	255.5	751.2	789.4

MSR valuation adjustments, net	(31.5)	(16.4)	(75.8)	(134.2)

Operating expenses
Compensation and benefits	59.5	55.7	168.1	171.4
Servicing and origination	11.1	15.5	40.0	48.8
Technology and communications	13.2	13.1	38.9	39.5
Professional services	17.3	13.5	40.1	9.9
Occupancy, equipment and mailing	7.9	7.7	23.1	24.2
Other expenses	3.4	4.6	10.6	14.7
Total operating expenses	112.4	110.0	320.8	308.4

Other income (expense)
Interest income	24.5	25.9	64.5	60.2
Interest expense ($11.5, $11.0, $34.1 and $32.6 on amounts due to related parties)	(74.2)	(74.3)	(214.6)	(204.8)
Pledged MSR liability expense ($11.4, $14.5, $42.1 and $41.8 on amounts due to related party)	(42.3)	(76.5)	(133.3)	(219.8)
Earnings of equity method investee	0.8	2.8	6.7	5.9
Gain on extinguishment of debt	0.3	1.2	1.8	1.2
Other, net	(3.3)	1.3	(6.7)	(1.9)
Other income (expense), net	(94.1)	(119.7)	(281.7)	(359.2)

Income (loss) before income taxes	27.6	9.5	72.9	(12.5)
Income tax expense	6.3	1.0	10.9	3.8
Net income (loss)	$21.4	$8.5	$62.0	(16.2)

Earnings (loss) per share
Basic	$2.72	$1.10	$7.95	$(2.13)
Diluted	$2.65	$1.05	$7.74	$(2.13)

Weighted average common shares outstanding
Basic	7,860,572	7,677,008	7,797,974	7,621,569
Diluted	8,055,393	8,060,078	8,006,981	7,621,569

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$21.4	$8.5	$62.0	$(16.2)

Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	—	—	1.4	—
Other	—	—	—	0.1
Comprehensive income (loss)	$21.4	$8.5	$63.4	$(16.1)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount

Balance at June 30, 2024	7,845,055	$0.1	$556.9	$(111.0)	$0.2	$446.2
Net income	—	—	—	21.4	—	21.4
Equity-based compensation and other	23,403	—	0.5	—	—	0.5
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at September 30, 2024	7,868,458	$0.1	$557.4	$(89.6)	$0.2	$468.2

Balance at June 30, 2023	7,677,008	$0.1	$548.7	$(112.6)	$(2.4)	$433.8
Net income	—	—	—	8.5	—	8.5
Equity-based compensation and other	—	—	2.9	—	—	2.8
Balance at September 30, 2023	7,677,008	$0.1	$551.6	$(104.2)	$(2.4)	$445.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Dollars in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	Total
	Shares	Amount

Balance at December 31, 2023	7,684,401	$0.1	$554.5	$(151.6)	$(1.2)	$401.8
Net income	—	—	—	62.0	—	62.0
Equity-based compensation and other	184,057	—	2.9	—	—	2.9
Other comprehensive income, net of income taxes	—	—	—	—	1.4	1.4
Balance at September 30, 2024	7,868,458	$0.1	$557.4	$(89.6)	$0.2	$468.2

Balance at December 31, 2022	7,526,117	$0.1	$547.0	$(87.9)	$(2.5)	$456.7
Net loss	—	—	—	(16.2)	—	(16.2)
Equity-based compensation and other	150,891	—	4.6	—	—	4.6
Other comprehensive income, net of income taxes	—	—	—	—	0.1	0.1
Balance at September 30, 2023	7,677,008	$0.1	$551.6	$(104.2)	$(2.4)	$445.1

The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$62.0	$(16.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	130.1	204.5
Provision for bad debts (advances and receivables)	20.5	20.0
Provision for indemnification obligations	1.4	4.0
Depreciation	4.1	4.9
Amortization of debt issuance costs and discount	26.7	12.0
Amortization of intangibles	2.3	4.2
Gain on extinguishment of debt	(1.8)	(1.2)
Equity-based compensation expense	5.7	6.8
Gain on reverse loans held for investment and HMBS-related borrowings, net	(31.1)	(10.6)
Gain on loans held for sale, net	(53.2)	(36.3)
Origination and purchase of loans held for sale	(12,265.7)	(9,830.5)
Proceeds from sale and collections of loans held for sale	11,645.6	9,341.8
Changes in assets and liabilities:
Decrease in advances	140.9	147.7
Decrease in receivables and other assets	23.5	32.9
Increase in derivatives	(48.8)	(80.8)
Increase (decrease) in other liabilities	6.2	(64.7)
Other, net	(24.3)	(9.8)
Net cash used in operating activities	(355.8)	(271.4)

Cash flows from investing activities
Origination of loans held for investment	(804.9)	(771.8)
Principal payments received on loans held for investment	938.1	808.1
Purchase of MSRs	(114.8)	(89.6)
Proceeds from sale of MSRs	193.9	0.2
Acquisition of advances in connection with MSR transactions	(0.3)	—
Proceeds from sale of advances in connection with MSR transactions	10.2	6.1
Purchase of real estate	(32.9)	(10.3)
Proceeds from sale of real estate	18.0	13.1
Additions to premises and equipment	(0.3)	(2.2)
Proceeds from sale of premises and equipment	—	0.1
Distribution from (investment in) equity method investee, net	7.1	2.7
Net cash provided by (used in) investing activities	214.2	(43.6)
Cash flows from financing activities
Repayment of advance match funded liabilities, net	(122.5)	(110.6)
Proceeds from mortgage loan financing facilities, net	636.1	332.9
Proceeds from MSR financing facilities	806.2	767.0
Repayment of MSR financing facilities	(916.2)	(817.9)
Repurchase of Senior notes	(68.5)	(12.5)
Payment of debt issuance costs	(6.2)	(4.1)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	22.8	173.1
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	—	68.7
Repayment of other financing liabilities	(54.7)	(71.1)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	792.3	783.7
Repayment of HMBS-related borrowings	(922.8)	(802.4)
Net cash provided by financing activities	166.6	306.7

Net increase (decrease) in cash, cash equivalents and restricted cash	25.0	(8.3)
Cash, cash equivalents and restricted cash at beginning of year	255.1	274.2
Cash, cash equivalents and restricted cash at end of period	$280.1	$265.9

Supplemental non-cash investing and financing activities:

Recognition (derecognition) of gross right-of-use asset and lease liability:
Right-of-use asset	$2.5	$(1.3)
Lease liability	2.5	(1.3)

Transfer from loans held for investment to loans held for sale	2.9	4.6
Transfers of loans held for sale to real estate owned (REO)	15.5	15.1

Derecognition of MSRs and Other financing liabilities, at fair value:
MSR, at fair value	$(85.7)	$(32.5)
Other financing liability, at fair value - MSR pledged liability	(85.7)	(32.5)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets and the unaudited consolidated statements of cash flows:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$201.6	$194.0
Restricted cash and equivalents:
Debt service accounts	35.8	29.7
Other restricted cash	42.7	42.2
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$280.1	$265.9
The accompanying notes are an integral part of these unaudited consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Dollars in millions, except per share data and unless otherwise indicated)

Note 1 - Organization and Basis of Presentation
Organization
Onity Group Inc. (formerly Ocwen Financial Corporation) (Onity, we, us and our) is a non-bank mortgage servicer and originator providing solutions to homeowners, clients, investors and others through its primary operating subsidiary, PHH Mortgage Corporation (PHH, formerly referred to as PMC). PHH is a wholly-owned subsidiary of PHH Corporation, an intermediate holding company and wholly-owned subsidiary of Onity. We are headquartered in West Palm Beach, Florida with offices and operations in the United States (U.S.), the United States Virgin Islands (USVI), India and the Philippines. Onity is a Florida corporation organized in February 1988. On June 10, 2024, Ocwen Financial Corporation changed its name to Onity Group Inc. and continued to be publicly traded on the New York Stock Exchange under the new ticker symbol “ONIT” (formerly “OCN").
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
We had a total of approximately 4,300 employees at September 30, 2024 of which approximately 2,900 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (SEC) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Amounts may not add in certain tables due to rounding.
Change in Presentation
Effective June 30, 2024, in our consolidated balance sheets we now present Contingent loan repurchase asset and Contingent loan repurchase liability as separate line items (previously reported in Other assets and Other liabilities, respectively). In connection with the Ginnie Mae early buyout program, our servicing agreements provide that we have the right, but not the obligation, to repurchase previously transferred mortgage loans under certain conditions, including the mortgage loans becoming unpaid for more than three consecutive months. Once these conditions are met, we have effectively regained control over the mortgage loans, and under GAAP, must re-recognize the loans on our consolidated balance sheets and establish a corresponding repurchase liability. The separate presentation of such assets and offsetting liabilities on the face of the balance sheet provides increased transparency compared to a presentation within Other assets and Other liabilities. The consolidated balance sheet as of December 31, 2023 has been recast to conform to the current period presentation. This presentation change had no impact on total assets or total liabilities in our consolidated balance sheets, no impact on the consolidated statements of cash flows, nor any other financial statements.
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
Our adoption of this standard on January 1, 2024 did not have a material impact on our unaudited consolidated financial statements.
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

Note 2 – Securitizations and Variable Interest Entities
We securitize, sell and service forward and reverse residential mortgage loans and regularly transfer financial assets in connection with asset-backed financing arrangements. We have aggregated these transfers of financial assets and asset-backed financing arrangements using special purpose entities (SPEs) or variable interest entities (VIEs) into the following groups: (1) securitizations of residential mortgage loans, (2) financings of loans held for sale and other related assets, (3) financings of advances and (4) MSR financings. Financing transactions that do not use SPEs or VIEs are disclosed in Note 13 – Borrowings.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds received from securitizations	$4,712.9	$4,619.0	$11,521.0	$9,233.9
Servicing fees collected (1)	35.5	31.0	114.0	86.2
Purchases of previously transferred assets, net of claims reimbursed	(1.4)	(4.0)	(7.6)	(11.1)
	$4,747.1	$4,646.0	$11,627.4	$9,309.0
(1)We receive servicing fees based upon the securitized loan unpaid principal balance (UPB) and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the unaudited consolidated statements of operations.
In connection with these transfers, we retained MSRs of $61.6 million and $163.9 million during the three and nine months ended September 30, 2024, respectively, and $71.4 million and $134.0 million during the three and nine months ended September 30, 2023, respectively.
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

The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	September 30, 2024	December 31, 2023
Carrying value of assets
MSRs, at fair value	$624.1	$636.5
Advances	83.3	99.0
UPB of loans transferred (1)	45,658.4	46,810.1
Maximum exposure to loss (2)	$46,365.8	$47,545.6
(1)Includes $11.1 billion and $10.5 billion of loans delivered to Ginnie Mae as of September 30, 2024 and December 31, 2023, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
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
At September 30, 2024 and December 31, 2023, 2.8% and 2.8%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.4% and 8.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. As the transfers of the HECM loans do not qualify for sale accounting, we account for these transfers as secured financings, with the HECM loans classified as Loans held for investment, at fair value, on our consolidated balance sheets.
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PHH to the trust for collateralization purposes. As of September 30, 2024 and December 31, 2023, $200.0 million and $150.1 million, respectively, loans held for sale were pledged as collateral for $200.0 million and $150.0 million, respectively, debt certificates issued by the trust. See Note 13 – Borrowings.
We finance certain reverse mortgage buyouts that are insured by the FHA, including loans held for sale, receivables and REO properties, through private placement securitizations, referred to as OLIT transactions. The securitization trusts issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. As servicer, we are required to make certain servicing and principal advances that will not be reimbursable to us until all payments of interest and principal have been made to noteholders. We determined we were the primary beneficiary, and thus consolidate the securitization trusts and related depositor. Recourse for the Notes is limited to the assets of the respective securitization trusts. We executed our second and third OLIT securitizations in February 2024 and September 2024, respectively. Also refer to Note 13 – Borrowings.

The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the securitized reverse mortgage loans buyouts and financing liabilities:

	September 30, 2024	December 31, 2023
Mortgage loans (Loans held for sale)	$395.2	$119.5
Receivables, net	46.6	19.9
REO (Other assets)	40.5	12.5
Debt service and Interest reserve accounts (Restricted cash)	17.9	6.8
Total assets	$500.1	$158.6

Outstanding borrowings (Mortgage loan financing facilities, net)	559.8	164.4
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	(41.1)	(21.0)
Accrued expenses and Accrued interest (Other liabilities)	2.2	0.5
Total liabilities	$520.9	$143.8
Financings of Advances using SPEs
We pledged certain servicing advances as collateral to our advance financing facilities, referred to as advance match funded liabilities, with the use of SPEs that we consolidate and include in our consolidated financial statements.
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	September 30, 2024	December 31, 2023
Match funded advances (Advances, net)	$438.6	$573.0
Debt service accounts (Restricted cash)	11.3	15.7
Advance match funded liabilities	376.6	498.9
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
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facility and the PLS Notes facility:

	September 30, 2024	December 31, 2023
MSRs pledged (MSRs, at fair value)	$464.2	$449.6
Debt service account (Restricted cash)	1.8	1.7
Outstanding borrowings (MSR financing facilities, net)	235.0	282.1
Unamortized debt issuance costs (MSR financing facilities, net)	(0.1)	(0.4)

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

The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		September 30, 2024		December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Loans held for sale (a) (d) (e)	3, 2	$1,197.7	$1,197.7	$677.3	$677.3
Loans held for investment, at fair value (a) (f)	3	$8,331.5	$8,331.5	$7,975.5	$7,975.5
Advances, net (b)	3	$522.7	$522.7	$678.8	$678.8
Receivables, net (b)	3	$172.2	$172.2	$154.8	$154.8

Financial liabilities
Advance match funded liabilities (b)	3	$377.2	$377.2	$499.7	$499.7
Financing liabilities, at fair value:
HMBS-related borrowings (a)	3	$8,132.5	$8,132.5	$7,797.3	$7,797.3
Other financing liabilities (a)	3	826.2	826.2	900.0	900.0
Mortgage loan financing facilities (b) (c)	3	$1,355.9	$1,367.8	$710.6	$717.6
MSR financing facilities (b) (c)	3	$804.8	$793.4	$916.2	$900.3
Senior notes
PMC Senior secured notes due 2026 (b) (c)	2	$286.9	$289.5	$356.1	$326.0
Onity Senior secured notes due 2027 (b) (c)	3	248.2	267.4	239.7	230.5
Total Senior notes		$535.1	$556.9	$595.8	$556.5

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$5.2	$5.2	$5.6	$5.6
Other derivatives (a)	1	(8.9)	(8.9)	9.1	9.1
Other commitments (a)	3	—	—	(0.1)	(0.1)

MSRs (a)	3	$2,223.6	$2,223.6	$2,272.2	$2,272.2
(a)Measured at fair value on a recurring basis in our financial statements.
(b)Disclosed, but not measured at fair value in our financial statements.
(c)The carrying values are net of unamortized debt issuance costs and discount. See Note 13 – Borrowings for additional information.
(d)The newly originated portfolio of GSE and forward Ginnie Mae loans held for sale pending securitization with the Agencies is classified as Level 2; all other loans are classified as Level 3.
(e)Includes $2.1 million and $3.1 million at September 30, 2024 and December 31, 2023, respectively, of Loans held for sale, at lower of cost or fair value (measured at fair value on a non-recurring basis in our financial statements).
(f)Includes $5.2 million and $5.6 million at September 30, 2024 and December 31, 2023, respectively, of Loans held for investment - Restricted for securitization investors (non-reverse).

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended September 30, 2024
Beginning balance	$296.7	$(250.5)	$4.1
Purchases, issuances, sales and settlements
Purchases and other	211.7	—	—
Issuances (1)	—	—	33.5
Sales	(43.8)	—	—
Settlements (2)	(20.7)	6.9	—
Transfers from (to):
Loans held for investment, at fair value	1.0	—	—
Loans held for sale, at fair value (1)	—	—	(27.4)
REO (Other assets)	(8.2)	—	—
Receivables, net	(9.2)	—	—
Advances (capitalization upon Ginnie Mae modification)	2.1	—	—
Other	0.8	—	—
Net additions (disposition/derecognition)	133.8	6.9	6.2
Included in earnings:
Change in fair value (1)	16.0	0.3	(5.1)
Ending balance	$446.5	$(243.3)	$5.2

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Three months ended September 30, 2023
Beginning balance	$197.4	$(258.5)	$1.4
Purchases, issuances, sales and settlements
Purchases and other	50.5	—	—
Issuances (1)	—	—	19.6
Sales	(17.9)	—	—
Settlements (2)	(14.8)	7.6	—
Transfers from (to):
Loans held for investment, at fair value	1.5	—	—
Loans held for sale, at fair value (1)	—	—	(2.8)
REO (Other assets)	(3.6)	—	—
Receivables, net	(11.5)	—	—
Advances (capitalization upon Ginnie Mae modification)	1.3	—	—
Other	1.3	—	—
Net additions (disposition/derecognition)	6.8	7.6	16.8
Included in earnings:
Change in fair value (1)	(4.4)	(4.6)	(19.4)
Ending balance	$199.8	$(255.4)	$(1.1)

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Nine Months Ended September 30, 2024
Beginning balance	$203.1	$(248.9)	$5.6
Purchases, issuances, sales and settlements
Purchases and other	437.3	—	—
Issuances (1)	—	—	54.7
Sales	(120.5)	—	—
Settlements (2)	(68.0)	21.2	—
Transfers from (to):
Loans held for investment, at fair value	2.9	—	—
Loans held for sale, at fair value (1)	—	—	(24.6)
REO (Other assets)	(15.5)	—	—
Receivables, net	(27.4)	—	—
Advances - (capitalization upon Ginnie Mae modification)	7.0	—	—
Other	0.8	—	—
Net additions (disposition/derecognition)	216.6	21.2	30.1
Included in earnings:
Change in fair value (1)	26.9	(15.7)	(30.6)
Ending balance	$446.5	$(243.3)	$5.2

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Nine Months Ended September 30, 2023
Beginning balance	$32.1	$(199.0)	$(0.7)
Purchases, issuances, sales and settlements
Purchases and other	303.3	—	—
Issuances (1)	—	(68.7)	39.4
Sales	(76.6)	—	—
Settlements (2)	(40.6)	22.5	—
Transfers from (to):
Loans held for investment, at fair value	3.0	—	—
Loans held for sale, at fair value (1)	—	—	(16.3)
REO (Other assets)	(10.6)	—	—
Receivables, net	(27.5)	—	—
Advances - (capitalization upon Ginnie Mae modification)	3.0	—	—
Other	4.1	—	—
Net additions (disposition/derecognition)	158.1	(46.2)	23.0
Included in earnings:
Change in fair value (1)	9.7	(10.2)	(23.5)
Ending balance	$199.8	$(255.4)	$(1.1)
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $1.1 million and $(0.4) million for the three and nine months ended September 30, 2024, respectively, and $(2.6) million and $0.4 million for the three and nine months ended September 30, 2023, respectively. See Note 15 – Derivative Financial Instruments and Hedging Activities.

(2)ESS financing liability settlement is determined based on collections on reference pools of the related mortgage loans. ESS financing liabilities are presented within Other financing liabilities, at fair value in our consolidated balance sheets.
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

Significant unobservable assumptions	September 30, 2024	December 31, 2023
Life in years
Range	0.5 to 7.9	0.8 to 7.9
Weighted average	5.3	5.2
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	11.3% to 31.7%	12.0% to 35.4%
Weighted average	16.9%	17.2%
Discount rate	4.7%	4.9%
(a) Annualized rate of lifetime projected prepayments as a percentage of the UPB at the beginning of any given period.
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

Significant unobservable assumptions	September 30, 2024		December 31, 2023
	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	7.0%	7.8%	7.7%	7.9%
Weighted average lifetime delinquency rate	1.2%	10.1%	1.3%	10.0%
Weighted average discount rate	9.1%	10.9%	9.2%	11.4%
Weighted average cost to service (in dollars)	$72	$192	$71	$192
Because the mortgages underlying these MSRs permit the borrowers to prepay the loans, the value of the MSRs generally tends to diminish in periods of declining interest rates, an improving housing market or expanded product availability (as prepayments increase) and increase in periods of rising interest rates, a deteriorating housing market or reduced product availability (as prepayments decrease). The following table summarizes the estimated change in the value of the MSRs as of September 30, 2024 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.8	1.7
Change in fair value due to change in weighted average prepayment speeds	$(60.4)	$(118.3)
Change in weighted average discount rate (in percentage points)	0.9	1.9
Change in fair value due to change in weighted average discount rate	$(68.7)	$(132.3)
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

Significant unobservable assumptions	September 30, 2024	December 31, 2023
Life in years
Range	0.5 to 7.9	0.8 to 7.9
Weighted average	5.3	5.2
Conditional prepayment rate
Range	11.3% to 31.7%	12.0% to 35.4%
Weighted average	16.9%	17.2%
Discount rate	4.6%	4.9%
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

Significant unobservable assumptions	September 30, 2024	December 31, 2023
Weighted average prepayment speed	5.5%	6.5%
Weighted average delinquency rate	3.0%	2.8%
Weighted average subservicing life (in years)	4.6	4.3
Weighted average discount rate	9.7%	9.6%
Weighted average cost to service (in dollars)	$133	$130
Significant increases or decreases in these assumptions in isolation would result in a significantly higher or lower fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. We have elected to carry the ESS financing liability at fair value and have classified it as Level 3 within the valuation hierarchy. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At September 30, 2024 and December 31, 2023, the weighted average discount rate of the ESS financing liability was 9.4% and 9.4%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions. Also see Note 8 — Other Financing Liabilities, at Fair Value.
Derivative Financial Instruments
IRLCs are classified as Level 3 assets as fallout rates were determined to be significant unobservable assumptions.

Note 4 – Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale for which we elected the fair value option:

	September 30, 2024	December 31, 2023
Unpaid principal balance	$1,283.6	$678.8
Premium (discount)	(89.5)	(2.4)
Unrealized gain (loss)	1.4	(2.2)
Total fair value	$1,195.5	$674.2
The following table presents the composition of Loans held for sale, at fair value by type:

	September 30, 2024	December 31, 2023
GSE loans	$630.7	$219.3
Government- Forward loans	130.9	254.0
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	19.9	19.1
Reverse loans (2)	407.5	166.6
Other residential mortgage loans	6.6	15.2
Total	$1,195.5	$674.2
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes government-insured inactive reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of September 30, 2024 and December 31, 2023, the balance includes $395.2 million and $119.5 million, respectively, of loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 – Securitizations and Variable Interest Entities and Note 13 – Borrowings.
The following table presents the activity of Loans held for sale, at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,103.9	$1,352.9	$674.2	$617.8
Originations and purchases	4,856.2	4,418.0	12,265.6	9,830.3
Proceeds from sales	(4,733.8)	(4,697.9)	(11,571.2)	(9,273.6)
Principal collections	(23.5)	(19.6)	(74.1)	(66.6)
Transfers from (to):
Loans held for investment, at fair value	1.0	1.5	2.9	4.6
Receivables, net	(9.2)	(11.5)	(27.4)	(26.0)
REO (Other assets)	(8.2)	(3.6)	(15.5)	(14.8)
Advances (capitalization upon Ginnie Mae modifications)	2.1	1.3	7.0	5.0
Fair value gain (loss) on loans held for sale, at fair value (1)	(0.1)	(93.9)	(82.3)	(135.0)
Other	7.2	(2.5)	16.4	3.0
Ending balance	$1,195.5	$944.7	$1,195.5	$944.7
(1)Excludes retained MSR upon securitization. See below table of gain (loss) on loans held for sale, net.

The following table presents the components of Gain (loss) of loans held for sale at fair value, net:

Gain (Loss) on Loans Held for Sale, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MSRs retained on transfers of forward mortgage loans	$61.6	$71.4	$163.9	$134.0
Gain (loss) on sale of mortgage loans (1)	(7.9)	(89.4)	(85.7)	(139.6)
Gain (loss) on sale of repurchased Ginnie Mae loans (1)	—	(0.5)	(1.0)	(0.5)
Change in fair value of loans held for sale	7.8	(4.1)	4.4	5.0
Gain on loans held for sale, at fair value	61.4	(22.5)	81.7	(1.0)
Gain (loss) on derivative instruments (Pipeline economic hedge)	(36.0)	34.1	(26.3)	38.9
Change in fair value of IRLCs	1.1	(2.7)	(0.4)	(0.2)
Provision for representation and warranty obligations	(0.8)	(0.7)	(1.7)	(1.3)
	$25.8	$8.2	$53.2	$36.3
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.

Note 5 - Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans held for investment for which we elected the fair value option:

	September 30, 2024	December 31, 2023
Unpaid principal balance	$7,927.3	$7,664.7
Fair value adjustments	399.0	305.3
Total fair value	$8,326.3	$7,970.0
The following table presents the composition of reverse mortgage loans held for investment, at fair value by type:

	September 30, 2024	December 31, 2023
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$8,214.4	$7,868.5
New HECM loan originations and HECM loan tails (2) - unsecuritized	111.9	101.5
Total fair value	$8,326.3	$7,970.0
(1)The Ginnie Mae securitization of conventional, HECM loans does not qualify for sale accounting treatment and is accounted for as a secured financing transaction, with the recognition of both loans and HMBS-related borrowing on the consolidated balance sheets.
(2)Tails include draws on securitized HECM loans, mortgage insurance premium, servicing fee and other advances which we subsequently securitize.

The following table summarizes the activity in reverse mortgage loans held for investment and HMBS related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Three Months Ended September 30,
	2024		2023
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$8,222.4	$(8,035.4)	$7,674.8	$(7,486.4)
Originations	284.7	—	264.4	—
Securitization of HECM loans accounted for as a financing	—	(284.6)	—	(281.3)
Additional proceeds from securitization of HECM loans and tails	—	(2.2)	—	(0.9)
Repayments (principal payments received)	(338.8)	334.8	(280.0)	277.3
Transfers to:
Loans held for sale, at fair value	(1.0)	—	(1.5)	—
Receivables, net	(0.5)	—	(0.6)	—
REO (Other assets)	(0.2)	—	—	—
Other	(2.7)	—	—	—
Fair value gains (losses) included in earnings (1)	162.4	(145.0)	120.6	(122.4)
Ending balance	$8,326.3	$(8,132.5)	$7,777.6	$(7,613.6)

	Nine Months Ended September 30,
	2024		2023
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings
Beginning balance	$7,970.0	$(7,797.3)	$7,504.1	$(7,326.8)
Originations	804.9	—	771.8	—
Securitization of HECM loans accounted for as a financing (including realized fair value changes)	—	(792.3)	—	(783.7)
Additional proceeds from securitization of HECM loans and tails	—	(8.6)	—	(7.1)
Repayments (principal payments received)	(937.7)	922.8	(807.3)	802.4
Transfers to:
Loans held for sale, at fair value	(2.9)	—	(4.6)	—
Receivables, net	(1.9)	—	(2.6)	—
REO (Other assets)	(0.2)	—	(0.1)	—
Other	(2.7)	—	—	—
Fair value gains (losses) included in earnings (1)	496.8	(457.1)	316.3	(298.5)
Ending balance	$8,326.3	$(8,132.5)	$7,777.6	$(7,613.6)
Securitized loans (pledged to HMBS-related borrowings)	$8,214.4	$(8,132.5)	$7,671.1	$(7,613.6)
Unsecuritized loans	111.9		106.5
Total	$8,326.3		$7,777.6
(1)See further breakdown of the net gain (loss) in the table below. Includes interest accruals.

Gain (Loss) on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain on new originations (1)	$5.5	$4.4	$16.5	$13.9
Net interest income (servicing fee) (2)	6.2	5.9	18.2	17.7
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	5.7	(12.0)	5.0	(13.8)
Fair value gains (losses) included in earnings (3)	17.3	(1.7)	39.7	17.8

Loan fees and other	0.7	1.3	2.2	3.7
	$18.0	$(0.4)	$41.9	$21.5

Fair value gains (losses) included in earnings;
Fair value gains (losses) on Reverse loans held for investment	$162.4	120.6	496.8	$316.3
Fair value gains (losses) on HMBS related borrowings	(145.0)	(122.4)	(457.1)	(298.5)
Total	$17.3	(1.7)	39.7	$17.8
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings. The net interest income includes the servicing fee Onity is contractually entitled to on securitized loans.
(3)See below breakdown between Loans held for investment and HMBS-related borrowings.

Note 6 – Advances
The following table presents the composition of servicing advances by type:

	September 30, 2024	December 31, 2023
Principal and interest	$166.1	$212.5
Taxes and insurance	240.3	343.3
Foreclosures, bankruptcy, REO and other (1)	124.7	130.3
Total advances, before allowance for losses	531.1	686.1
Allowance for losses	(8.4)	(7.3)
Advances, net	$522.7	$678.8
(1)     Balance at September 30, 2024 includes servicing advances of $33.5 million (New York), $9.1 million (Florida), $8.9 million (California), $5.7 million (Pennsylvania) and $5.3 million (New Jersey) based on the underlying property location of the related mortgage loans.
The following table presents the composition of servicing advances by investor:

	September 30, 2024	December 31, 2023
GSE	$49.8	$100.8
Ginnie Mae	54.3	60.2
Non-Agency	418.6	517.7
Advances, net	$522.7	$678.8

The following table summarizes the activity in net advances:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance - before Allowance for Losses	$559.5	$610.0	$686.1	$725.1
Acquisition of advances in connection with the purchase of MSRs	0.3	—	0.3	—
New advances	196.3	145.6	599.9	480.9
Transfer from (to) Receivables	2.0	(0.3)	7.0	10.8
Sales of advances	(0.7)	(0.8)	(10.0)	(5.7)
Collections of advances and other	(226.3)	(182.6)	(752.2)	(639.3)
Ending balance - before Allowance for Losses	531.1	571.8	531.1	571.8

Beginning balance - Allowance for Losses	(8.9)	$(7.4)	(7.3)	(6.2)
Provision expense	(2.2)	(2.0)	(9.3)	(6.6)
Net charge-offs and other	2.7	2.1	8.2	5.5
Ending balance - Allowance for Losses	(8.4)	(7.2)	(8.4)	(7.2)

Ending balance, net	$522.7	$564.6	$522.7	$564.6

Note 7 – Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	September 30, 2024		December 31, 2023
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,630.0	$118.9	$1,604.6	$122.7

Rithm and others transferred MSRs (1)	256.2	18.7	244.8	18.1
MAV transferred MSRs (1)	337.4	21.9	422.8	28.8
Total transferred MSR, subject to Pledged MSR liability, at fair value (1)	593.6	40.6	667.6	46.9
Total MSRs	$2,223.6	$159.5	$2,272.2	$169.7
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.

The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	September 30, 2024		December 31, 2023
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
GSE	$1,702.1	$118.9	$1,773.9	$127.3
GNMA	307.6	18.4	277.1	18.6
Non-Agency	213.9	22.1	221.2	23.8
Total MSRs	$2,223.6	$159.5	$2,272.2	$169.7

The following table summarizes the delinquency status of the loans underlying our MSRs:

	September 30, 2024				December 31, 2023
Delinquent loans	GSE	GNMA	Non - Agency	Total	GSE	GNMA	Non - Agency	Total
30 days	1.1%	5.3%	8.2%	3.2%	1.2%	6.1%	9.4%	3.7%
60 days	0.3	2.0	3.5	1.2	0.2	2.0	3.6	1.2
90 days or more	0.5	4.2	6.9	2.4	0.5	3.7	8.2	2.6
Total 30-60-90 days or more	1.9%	11.5%	18.6%	6.9%	1.9%	11.8%	21.2%	7.5%

The following table summarizes the activity of our MSRs at fair value:

Mortgage Servicing Rights – At Fair Value	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$2,327.7	$2,675.7	$2,272.2	$2,665.2
Sales	(108.8)	—	(209.7)	—
Additions:
Recognized on the sale of residential mortgage loans	61.6	71.4	163.9	134.0
Purchases of MSRs	53.4	35.7	115.3	79.8
Servicing transfers and adjustments (1)	(0.1)	—	(87.1)	(32.6)
Net additions (sales)	6.1	107.1	(17.6)	181.2
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	(53.0)	137.7	141.4	190.9
Realization of cash flows	(57.3)	(60.7)	(172.5)	(177.5)
Fair value gains (losses) recognized in earnings	(110.3)	77.0	(31.1)	13.4

Ending balance	$2,223.6	$2,859.8	$2,223.6	$2,859.8
(1)Servicing transfers and adjustments for the nine months ended September 30, 2024 and 2023 include a $85.8 million and a $32.5 million, respectively, derecognition of GSE MSRs previously sold to MAV in a transaction which did not qualify for sale accounting treatment. We derecognized the MSRs with a UPB of $5.5 billion and $2.3 billion, respectively, from our balance sheets together with the associated Pledged MSR liability upon the sale of the MSRs by MAV to a third party. See Note 8 — Other Financing Liabilities, at Fair Value for further information.

The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loan servicing and subservicing fees
Servicing fee	$91.9	$82.0	$274.0	$261.4
Subservicing fee (4)	26.7	17.4	81.0	55.4
MAV Subservicing fee	2.2	2.0	6.1	5.8
MAV Servicing fee / Transferred MSR (1)	14.1	17.2	49.9	49.1
Rithm and Others Servicing fee / Transferred MSR (1) (3)	19.1	62.1	56.9	180.9
	154.0	180.7	467.9	552.6
Ancillary income
Custodial accounts (float earnings)	35.4	31.5	94.5	77.9
Late charges	8.8	9.8	25.5	28.8
Reverse subservicing ancillary fees	5.2	8.1	18.1	26.1
Other	7.7	7.6	20.6	22.1
	57.1	57.1	158.6	155.0
Total Servicing and subservicing fees	$211.1	$237.8	$626.5	$707.5

Owned MSR and Subservicing	$173.5	$152.8	$507.6	$461.5
Transferred MSR (1) (2)	37.6	85.0	118.9	246.1
(1)Includes servicing fees collected on behalf of respective parties related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)Includes $4.4 million and $12.1 million for the three and nine months ended September 30, 2024, respectively, and $5.7 million and $16.1 million for the three and nine months ended September 30, 2023, respectively, of ancillary income associated with transferred MSRs that do not achieve sale accounting.
(3)Includes $42.7 million and $133.6 million of servicing fees in the three and nine months ended September 30, 2023, respectively, related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — Other Financing Liabilities, at Fair Value.
(4)Includes $11.2 million and $34.6 million of subservicing fees in the three and nine months ended September 30, 2024, respectively, related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — Other Financing Liabilities, at Fair Value.
Float balances, on which we earn interest referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $2.43 billion and $1.56 billion at September 30, 2024 and December 31, 2023, respectively.

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

			Outstanding Balance
Borrowing Type	Collateral	Maturity	September 30, 2024	December 31, 2023
MSR transfers not qualifying for sale accounting (1):
Pledged MSR liability, at fair value - MAV	MSRs	(1)	$327.5	$409.2
Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	116.8	121.0
Pledged MSR liability, at fair value - Others	MSRs	(1)	133.3	115.3
Total Pledged MSR liability, at fair value			577.7	645.5
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11) (2)	Loans held for investment	November 2033	5.2	5.6
ESS financing liability, at fair value (3)	MSRs (3)	(3)	243.3	248.9
Total Other financing liabilities, at fair value			$826.2	$900.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Pledged MSR Liability	2024	2023	2024	2023
Beginning balance	$590.0	$1,009.5	$645.5	$931.7
MSR transfers
MSR transfers to MAV	—	80.8	—	81.0
MSR transfers to others	5.0	0.9	17.7	98.5
Total MSR transfers	5.0	81.7	17.7	179.5
Derecognition of financing liability (2)	(0.1)	—	(85.7)	(32.5)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	(7.1)	45.5	33.3	88.2
Realization of expected cash flows	(10.2)	(17.6)	(33.1)	(47.8)
Total fair value (gain) loss	(17.2)	27.9	0.2	40.5
Ending balance (1)	$577.7	$1,119.1	$577.7	$1,119.1
(1)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by PHH and other contractual cash flows.
(2)During the nine months ended September 30, 2024 and September 30, 2023, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to third parties with a UPB of $5.5 billion and $2.3 billion, respectively.

The following tables present the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV and other unrelated parties (including Rithm) that do not qualify for sale accounting and the ESS financing liabilities.

	Three Months Ended September 30,
	2024			2023
	Rithm and Others	MAV	Total	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$19.1	$14.1	$33.2	$62.1	$17.2	$79.3
Less: Subservicing fee retained by Onity	(4.4)	(2.1)	(6.5)	(17.2)	(2.3)	(19.6)
Ancillary fee/income and other settlement (including expense reimbursement)	3.4	(0.6)	2.8	3.5	(0.3)	3.2
Transferred MSR net servicing fee remittance	$18.1	$11.4	29.5	$48.4	$14.5	62.9
ESS servicing spread remittance			12.8			13.6
Pledged MSR liability expense			$42.3			$76.5
(1)Includes $42.7 million of servicing fees collected on behalf of Rithm, $12.5 million of subservicing fee retained and $30.3 million of net servicing fee remittance in the three months ended September 30, 2023 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.

	Nine Months Ended September 30,
	2024			2023
	Rithm and Others	MAV	Total	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of Rithm, MAV and others	$56.9	$49.9	$106.8	$180.9	$49.1	$230.0
Less: Subservicing fee retained by Onity	(13.4)	(7.0)	(20.4)	(51.4)	(6.7)	(58.1)
Ancillary fee/income and other settlement (including expense reimbursement)	8.9	(0.9)	8.0	10.4	(0.5)	9.9
Transferred MSR net servicing fee remittance	$52.4	$42.1	94.4	$139.9	$41.8	181.7
ESS servicing spread remittance			38.9			38.1
Pledged MSR liability expense			$133.3			$219.8
(1)Includes $133.6 million of servicing fees collected on behalf of Rithm, $38.3 million of subservicing fee retained and $95.3 million of net servicing fee remittance in the nine months ended September 30, 2023 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
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
Rithm Transactions
Starting in 2012, Onity and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, and in all cases have been retained by Rithm as subservicer. As of September 30, 2024, all transactions met sale accounting treatment except for the agreement to sell a $9.3 billion MSR portfolio to Rithm, referred to as Rights to MSRs (or RMSR). While most of the economics and risks of the MSR and related advances have contractually transferred to Rithm, the MSR legal title was retained by Onity and the third-party consents required for title transfer were not obtained, causing the transactions to be accounted for as secured financings. Accordingly, we continue to report the $116.8 million MSR and an associated Pledged MSR liability on our consolidated balance sheet.

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
On May 2, 2022, Onity entered into amendments to its servicing agreements (consisting of two subservicing agreements and the RMSR agreement) with Rithm to extend their terms to December 31, 2023 and provide for subsequent, automatic one-year renewals, unless Onity provides six months’ advance notice of termination (by July 1), or Rithm provides three months’ advance notice of termination (by October 1), among other changes. Onity and Rithm did not provide notice of termination by July 1, 2024 and October 1, 2024, respectively, with respect to any of these agreements.
Onity and Rithm agreed to extend Rithm’s termination rights with respect to its subservicing agreements from October 1, 2024 through November 15, 2024. In addition, Onity and Rithm agreed to extend the current terms of the $32.9 billion of subservicing agreements with Rithm through February 1, 2025, with subsequent, automatic one-year renewals if notice of termination is not provided by July 1, 2025 or October 1, 2025 by Onity and Rithm, respectively.
Rithm’s termination rights with respect to the RMSR agreement were not extended; accordingly, as Rithm did not give notice of termination by October 1, 2024, the RMSR agreement will continue for an additional one-year term ending December 31, 2025. Rithm has the right to terminate the $9.3 billion RMSR agreements for convenience, in whole but not in part, subject to complying with the requirements to give notice of non-renewal as described above. If Rithm exercises this termination right, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option, as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight. If such a subservicing arrangement were established, Onity would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
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
Note 9 – MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings:
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($2,223.6 million fair value asset at September 30, 2024). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($577.7 million fair value liability at September 30, 2024);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($243.3 million fair value liability at September 30, 2024); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total MSRs (1)	$(110.3)	$77.0	$(31.1)	$13.7
Pledged MSR liabilities (2) (3)	17.2	(27.8)	(0.2)	(40.5)
ESS financing liabilities (2)	7.2	3.1	5.5	12.3

Derivative fair value gain (loss) (MSR economic hedges) (4)	54.3	(68.6)	(50.0)	(119.7)

MSR valuation adjustments, net	$(31.5)	$(16.4)	$(75.8)	$(134.2)
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

Note 10 – Receivables

	September 30, 2024	December 31, 2023
Servicing-related receivables:
Government-insured loan claims - Reverse	$63.2	$64.5
Government-insured loan claims - Forward	34.2	43.6
Due from custodial accounts	20.1	13.8
Receivable from sale of MSRs (holdback)	16.9	5.1
Subservicing fees and reimbursable expenses	15.7	14.3
Subservicing fees, reimbursable expenses and other - Due from MAV	2.2	3.4
Other	6.5	4.5
	158.8	149.2
Income taxes receivable (1)	28.2	27.1
Other receivables	4.9	3.6
	191.9	179.9
Allowance for losses	(19.7)	(25.1)
	$172.2	$154.8
(1)Includes $26.3 million and $25.2 million at September 30, 2024 and December 31, 2023, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed.

Allowance for Losses	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$20.4	$27.4	$25.1	$34.3
Provision	4.1	5.4	11.3	13.4
Charge-offs and other, net	(4.9)	(4.5)	(16.7)	(19.3)
Ending balance	$19.7	$28.4	$19.7	$28.4

At September 30, 2024 and December 31, 2023, the allowance for losses related to FHA-, VA- or USDA insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $19.1 million and $24.6 million, respectively.

Note 11 - Investment in Equity Method Investee and Related Party Transactions
We account for our 15% investment in MAV Canopy under the equity method. Under the Amended & Restated Limited Liability Company Agreement with MAV Canopy, Onity is entitled to receive its 15% percentage interest share of MAV Canopy’s earnings, subject to certain adjustments. In addition, upon MAV Canopy liquidation or upon determination of the MAV Canopy Board of Directors to make advance distributions, Onity is entitled to receive a specified portion of the distribution amount available (Promote Distribution), after satisfaction of required distribution thresholds, including a specified internal rate of return threshold on the Oaktree Capital Management L.P. and its affiliates (Oaktree) member’s gross adjusted capital contributions. We determined that the Promote Distribution represents an incentive fee under our various service agreements with MAV with a variable consideration and is recognized in earnings when it is probable that a significant reversal will not occur. As of September 30, 2024, Onity has not recognized any such Promote Distribution income. See the Transaction Agreement discussed below and Note 22 – Subsequent Events.
PHH entered into a Subservicing Agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. The Subservicing Agreement will continue until terminated by mutual agreement of the parties or for cause, as defined. MAV is permitted to sell the underlying MSR, in whole or in part, without Onity’s consent after May 3, 2024. See the Transaction Agreement discussed below and Note 22 – Subsequent Events.
As of September 30, 2024, PHH subserviced a total of $41.9 billion UPB on behalf of MAV under the Subservicing Agreement, of which $21.9 billion of MSRs were previously sold by PHH to MAV and do not qualify for sale accounting and thus remain reported on the consolidated balance sheet of PHH, with a fair value of $337.4 million MSR and $327.5 million Pledged MSR liability - see Note 8 — Other Financing Liabilities, at Fair Value. The fair value of the Pledged MSR liability is determined using the fair value mark provided by third-party valuation experts, consistent with the associated MSR, using the same methodology and assumptions, while considering cash flows contractually retained by PHH during the expected life of the Subservicing Agreement. We are exposed to a risk of loss of this net $9.9 million asset value if, and to the extent that MAV sells the $21.9 billion MSR portfolio, in whole or in part at a faster pace than anticipated or if prepayments exceeds expectations, among other factors.
MAV Canopy, MAV and Oaktree are deemed related parties to Onity. In addition to the transactions described above and our 15% equity investment in MAV Canopy, Onity issued common stock, warrants and senior secured notes to Oaktree in 2021. See also Note 13 – Borrowings and Note 16 – Interest Expense.
On September 30, 2024, Onity entered into a definitive Transaction Agreement with Oaktree, MAV Canopy and MAV, that provides a framework pursuant to which the parties intend to consummate a series of transactions as follows:
•Redemption Agreement and MAV Sale - Onity will sell its 15% ownership interest in MAV Canopy, including its right to the Promote Distribution (MAV Sale), for a cash payment of 15% of the adjusted book value of MAV Canopy upon closing, plus $15 million, subject to certain adjustments. The MAV sale is conditioned upon the completion of a debt financing transaction by Onity, with certain criteria (Debt Financing), to redeem all of the outstanding PMC Senior Secured Notes due 2026 and, the Onity Senior Secured Notes to the extent of any remaining proceeds. Oaktree also agreed to participate as an anchor investor in the Debt Financing at different levels depending upon its size and pricing. Closing of the MAV sale is also subject to the receipt of necessary regulatory consents and approvals, and other customary closing conditions.
•Amendment to Subservicing Agreement - Upon closing of the MAV sale, PHH and MAV will amend their current subservicing agreement, pursuant to which PHH will have the right to be the exclusive subservicer for an initial term of five years subject to certain extensions of all MSRs that MAV currently owns, which had a UPB of $41.9 billion as of September 30, 2024, for all future MSRs that MAV acquires from PHH, and for the majority of MAV’s MSR portfolio overall, as defined. PHH will have an obligation to provide MAV with a right of first offer for any GSE MSRs that PHH desires to sell that meet certain criteria.
•MSR Sale Lockout Period - Upon closing of the MAV sale, the Transaction Agreement provides for a six-month lockout during which MAV shall not sell or otherwise transfer any MSRs owned by MAV at the effective date without the prior consent of PHH. Following this initial six-month period, this lockout restriction is subject to reduction in 25% increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter.
•Warrant Amendments - Upon the pricing of the Debt Financing, the warrants were amended to provide that upon their exercise Oaktree can elect the cash exercise option only with the consent of Onity and, without the consent of Onity, the exercise price can only be paid via the net share settlement option. Currently, Oaktree has the option to pay the exercise price either in cash or via net share settlement.
•Note Purchase Agreement (NPA) Amendment; Oaktree Parties’ Participation in a Debt Financing - The Onity Senior Secured Notes agreement were amended to (i) permit a Debt Financing by Onity, (ii) waive the make-whole premium, which is currently due in connection with any optional redemption of the Onity Senior Secured Notes on or prior to March 4, 2026, in connection with the redemptions described in this paragraph and (iii) require Onity to redeem the Onity Senior Secured Notes with the cash proceeds from the following transactions at reduced redemption prices.
◦First, Onity is required to redeem a principal amount of Onity Senior Secured Notes equal to the cash proceeds from the MAV Sale at a redemption price equal to 100% of the principal amount of Onity Senior Secured Notes so redeemed plus accrued interest.
◦Second, Onity is required to redeem a principal amount of Onity Senior Secured Notes equal to (x) any remaining net proceeds from a Debt Financing, after repurchasing, redeeming or defeasing the PMC Notes in full, (y) the cash proceeds from the MAM Asset Acquisition and the proceeds from any debt financing secured with the assets acquired in the MAM Asset Acquisition, and (z) the net cash proceeds from the reverse mortgage asset OLIT securitization completed in September 2024 (see Note 13 – Borrowings, footnote 13), in each case, at a redemption price equal to 102.5% of the principal amount of Onity Senior Secured Notes so redeemed plus accrued interest.
◦Finally, Onity has the option to redeem up to an additional $50.0 million principal amount of Onity Senior Secured Notes prior to December 31, 2024 at a redemption price equal to 102.5% of the principal amount of Onity Senior Secured Notes so redeemed plus accrued interest.
The effectiveness of the amendments in the NPA Amendment is subject to the pricing of a Debt Financing .
In return for Oaktree agreeing to undertake the MAV sale, participate as an anchor investor in a Debt Financing, amend the Onity Senior Secured Notes NPA to permit a Debt Financing and amend the terms of the redemption provisions of the Oaktree Notes to waive the make-whole premium and make the other changes described above, Onity has agreed to pay Oaktree a transaction fee that is dependent on the size and pricing of the financing (See Note 22 – Subsequent Events).
•Termination - The Transaction Agreement may be terminated prior to the consummation of the MAV Sale (i) by mutual agreement of the parties, (ii) by either party, if any governmental approval has been denied or if any governmental authority has enjoined or otherwise prohibited the consummation of the MAV Sale, (iii) subject to certain conditions and cure periods, by either party, upon the breach of the representations, warranties or covenants by the other party or (iv) by either party, subject to certain limitations, if the closing of the MAV Sale has not occurred on or before February 1, 2025 (the Outside Date), or thirty (30) days after the Outside Date, if, as of five (5) business days prior to the Outside Date, all conditions, other than the obtaining of any required regulatory consent and approvals, have been satisfied or are reasonably capable of being satisfied on or prior to the Outside Date.

Note 12 – Other Assets

	September 30, 2024	December 31, 2023
REO	$44.4	$18.3
Prepaid expenses (including prepaid lender fees)	22.9	34.3
Derivatives, at fair value	10.1	21.6
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Intangible assets, net (net of accumulated amortization of $12.4 million and $10.1 million)	4.0	6.2
Deferred tax asset, net	3.4	3.1
Derivative margin deposit	1.8	12.8
Other	4.2	5.0
	$95.8	$106.2

Note 13 – Borrowings

Advance Match Funded Liabilities		Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	September 30, 2024	December 31, 2023
$500 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-Variable Funding (VF) 5 (2)	August 2025	$50.0	$117.2	$332.8	$409.8
$200 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2)	August 2025	—	156.2	43.8	89.1
$14.4 million EBO Advance facility (3)	May 2026	13.8	—	0.6	0.9
Total Advance match funded liabilities		$63.8	$273.4	$377.2	$499.7

Weighted average interest rate (4)				7.85%	8.07%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At September 30, 2024, none of the available borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)At September 30, 2024, none of the available borrowing capacity of the facility could be used based on the amount of eligible collateral.
(4)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At September 30, 2024 and December 31, 2023, the balance of unamortized prepaid lender fees was $2.9 million and $5.5 million, respectively, and are included in Other assets in our consolidated balance sheets. At September 30, 2024 and December 31, 2023, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 4.85% and 5.35%, respectively.

Mortgage Loan Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	September 30, 2024	December 31, 2023
Financing Agreements
$175 million Master repurchase agreement (2)	Loans held for sale (LHFS), Receivables and REO	November 2024	$125.0	$45.6	$4.4	$15.7
$40 million Mortgage warehouse agreement (3)	LHFI	December 2024	—	40.0	—	—
$500 million Master repurchase agreement (4)	LHFS and LHFI	January 2025	240.0	—	260.0	168.4
$205 million Mortgage warehouse agreement (5)	LHFS and LHFI	May 2025	65.8	—	139.2	71.1
Master repurchase agreement (6)	LHFS	September 2025	—	1.0	—	—
$500 million Participation agreement (7)	LHFS	September 2025	355.5	—	144.5	83.9
$250 million Master repurchase agreement (8)	LHFS, LHFI and Receivables	September 2025	—	190.2	59.8	64.2
$40 million Loan and security agreement (9)	LHFI	September 2025	—	28.6	11.4	—
Securities Master repurchase agreement (10)	Reverse LHFS, Receivables and REO	N/A	3.5	—	6.0	—
$350 million Mortgage warehouse agreement (11)	LHFS	N/A	350.0	—	—	—

Mortgage Loan Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	September 30, 2024	December 31, 2023
Financing Agreements
$230 million Mortgage warehouse agreement (12)	LHFS and Receivables	(12)	220.2	—	9.8	12.2
Master repurchase agreement (13)	LHFS	(13)	—	—	202.1	151.7
$200 million Master repurchase agreement (14)	LHFS, Receivables and REO	April 2024	—	—	—	—
$50 million Loan and security agreement (15)	LHFS and Receivables	June 2024	—	—	—	—
			1,360.0	305.4	837.2	567.2
Securitization Notes
OLIT Asset-Backed Notes, Series 2023-HB1 (16)	Reverse LHFS, Receivables and REO	June 2036	—	—	117.0	164.4
OLIT Asset-Backed Notes, Series 2024-HB1 (16)	Reverse LHFS, Receivables and REO	February 2037	—	—	172.0	—
OLIT Asset-Backed Notes, Series 2024-HB2 (16)	Reverse LHFS, Receivables and REO	August 2037	—	—	270.8	—
			—	—	559.8	164.4
Total Mortgage loan financing facilities			$1,360.0	$305.4	1,397.0	731.6
Unamortized discount and debt issuance costs - OLIT Notes					(41.1)	(21.0)
Total Mortgage loan financing facilities, net					$1,355.9	$710.6

Weighted average interest rate (17)					5.64%	6.15%
(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the available borrowing capacity could be used at September 30, 2024 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)In October 2024, the maturity date was extended to November 29, 2024.
(3)In September 2024, the maturity date was extended to December 31, 2024.
(4)In January 2024, the maturity date was extended to January 3, 2025.
(5)In May 2024, the maturity date was extended to May 31, 2025 and the total maximum borrowing under this agreement was increased to $205.0 million.
(6)In September 2024,the maturity date was extended to September 20, 2025.
(7)In September 2024, the maturity date was extended to September 20, 2025 and the total maximum borrowing under this agreement was temporarily increased to $500.0 million through December 31, 2024.
(8)In September 2024, the maturity date was extended to September 20, 2025 and the total maximum borrowing under this agreement was increased to $250.0 million.
(9)In September 2024, the maturity date was extended to September 20, 2025 and the total maximum borrowing under this agreement was increased to $40.0 million.
(10)In June 2024, we entered into a repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day uncommitted basis. This facility is structured as a repurchase facility whereby the retained notes of the OLIT 2023 transaction are pledged as collateral for the borrowings and this agreement has no stated maturity date. Also see (16) below and Note 2 – Securitizations and Variable Interest Entities.
(11) This agreement has no stated maturity date.
(12) The agreement has no stated maturity date, however each transaction has a maximum duration of four years.
(13) This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 90-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. Each certificate is renewed monthly. In April 2024, we voluntarily increased the trust certificates by $50.0 million to $200.0 million. See Note 2 – Securitizations and Variable Interest Entities for additional information.
(14) On April 1, 2024, we voluntarily allowed the facility to mature.
(15) On June 28,2024, we voluntarily allowed the facility to mature.

(16) In June 2023, February 2024 and September 2024, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of $264.9 million, $268.6 million and $330.6 million at a discount and a mandatory call date of June 2026, February 2027 and August 2027, respectively. The notes have a stated interest rate of 3.0%, 3.0%, and 5.0%, respectively. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 – Securitizations and Variable Interest Entities.
(17) The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs and prepaid lender fees. At September 30, 2024 and December 31, 2023, unamortized prepaid lender fees were $1.3 million and $1.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities			Available Borrowing Capacity		Outstanding Balance
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	September 30, 2024	December 31, 2023
$500 million GSE MSR financing facility (2)	MSRs	September 2025	$—	$293.7	$206.3	$242.9
$300 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	February 2025	163.5	—	136.5	212.5
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (4)	MSRs	February 2025	—	—	28.8	39.2
2022-PLS1 Notes Issuer Membership Interest Master repurchase agreement (5)	MSRs	February 2025	—	—	34.0	—
$400 million GSE MSR financing facility (6)	MSRs	December 2025	—	24.8	375.2	393.9
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1	MSRs	February 2028	—	—	24.3	28.1
Total MSR financing facilities			$163.5	$318.5	805.0	916.6
Unamortized debt issuance costs - PLS facilities (7)					(0.3)	(0.4)
Total MSR financing facilities, net					$804.8	$916.2

Weighted average interest rate (8)					7.86%	8.18%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $27.1 million of the available borrowing capacity could be used at September 30, 2024 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)PHH’s obligations under this facility are secured by a lien on certain related MSRs. Onity guarantees the obligations of PHH under this facility. See Note 2 – Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In September 2024, the maturity date was extended to September 11, 2025 and the borrowing capacity was increased to $500.0 million.
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
(6)This facility is secured by a lien on certain of PHH’s Agency MSRs and is subject to daily margining requirements. Any outstanding borrowings on the revolving loan will convert into a term loan on February 27, 2025.
(7)At September 30, 2024 and December 31, 2023, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $2.7 million and $3.6 million, respectively, and are included in Other assets in our consolidated balance sheets.
(8)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees.

Senior Notes	Interest Rate (1)	Maturity	Outstanding Balance
			September 30, 2024	December 31, 2023
PMC Senior Secured Notes (2)	7.875%	March 2026	$289.1	$360.0
Onity Senior Secured Notes (due to related parties) (3)	12% paid in cash or 13.25% paid-in-kind (see below)	March 2027	285.0	285.0
Principal balance			574.1	645.0

Unamortized discount			(0.4)	(0.9)
Unamortized debt issuance costs			(1.8)	(3.0)
PMC Senior Secured Notes			(2.2)	(3.9)

Unamortized discount			(31.8)	(39.1)
Unamortized debt issuance costs			(5.0)	(6.2)
Onity Senior Secured Notes			(36.8)	(45.3)
			$535.1	$595.8
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
During March and September 2024, we repurchased a total of $47.4 million and $23.5 million, respectively, of the PMC Senior Secured Notes for a price of $45.5 million and $23.0 million, and recognized a gain of $1.4 million and $0.3 million on debt extinguishment, net of the associated write-off of unamortized discount and debt issuance costs.
On November 6, 2024, Onity issued $500 million aggregate principal amount of 9.875% Senior Notes due 2029 at a price of 99.556% of the principal amount. Upon release of funds from escrow, the net proceeds from the offering will be used, together with the net proceeds from the MAV Sale and available liquidity, to redeem all of the outstanding PMC Senior Secured Notes and Onity Senior Secured Notes described above, refer to Note 22 – Subsequent Events.
Credit Ratings
On October 21, 2024, Moody’s assigned a Caa1 rating to the new $500 million PHH Corporation Senior Notes due in 2029 (See Note 22 – Subsequent Events). Moody’s also assigned a B3 corporate family rating to Onity and withdrew the B3 corporate family rating of PHH Mortgage Corporation. The entities’ outlooks are stable.
On October 21, 2024, S&P assigned a B- rating to the new $500 million PHH Corporation Senior Notes due in 2029 (See Note 22 – Subsequent Events). S&P also affirmed the B- rating of Onity with a Stable Outlook
Covenants
Under the terms of our debt agreements in effect as of September 30, 2024, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at September 30, 2024, excluding additional Agency minimum requirements, is a minimum of $275.0 million and $300.0 million, tangible net worth for Onity and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at September 30, 2024, excluding additional Agency minimum requirements, is for a minimum of $75.0 million for both Onity and PHH consolidated liquidity. The minimum tangible net worth and liquidity requirements at PHH contained in some debt agreements are also subject to the minimum requirements set forth by the Agencies. See Note 19 – Regulatory Requirements.
We believe we were in compliance with all of the covenants in our debt agreements as of the date of these unaudited consolidated financial statements.
Collateral
Our assets held as collateral for secured borrowings and other unencumbered assets which may be subject to a lien under various collateralized borrowings are as follows at September 30, 2024:

	Assets	Pledged Assets	Collateralized Borrowings	Unencumbered Assets (1)
Cash	$201.6	$—	$—	$201.6
Restricted cash	78.5	78.5	15.7	—
Loans held for sale	1,197.7	1,174.1	1,198.4	23.6
Loans held for investment - securitized (2)	8,214.4	8,214.4	8,132.5	—
Loans held for investment - unsecuritized	111.9	77.2	68.9	34.7
MSRs (3)	1,631.3	1,636.4	1,018.0	—
Advances, net	522.7	496.8	407.5	25.9
Receivables, net	172.2	59.6	67.6	112.6
REO	44.4	40.5	46.5	3.9
Total (4)	$12,174.7	$11,777.4	$10,955.0	$402.3
(1)Certain assets are pledged as collateral to the PMC Senior Secured Notes and Onity Senior Secured (second lien) Notes.
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

The Onity Senior Secured Notes due 2027 have a second lien priority on specified security interests, as defined under the Onity Senior Secured Note Agreement and summarized in the table below, and have a priority lien on the following assets: investments by Onity in subsidiaries not guaranteeing the PMC Senior Secured Notes, including PHH Corporation and MAV; cash and investment accounts at Onity; and certain other assets, including receivables.

September 30, 2024
Specified net servicing advances	$156.4
Specified deferred servicing fee	6.1
Specified MSR value less borrowings	720.3
Specified unrestricted cash balances	124.3
Specified advance facility reserves	11.3
Specified loan value	26.8
Specified residual value	—
Total	$1,045.1

Note 14 – Other Liabilities

	September 30, 2024	December 31, 2023
Other accrued expenses	$61.4	$67.5
Due to Rithm - Advance collections and servicing fees	57.2	50.3
Checks held for escheat	55.2	52.0
Servicing-related obligations	54.8	48.4
Liability for indemnification obligations	33.5	35.5
Accrued legal fees and settlements	16.3	8.3
Derivatives, at fair value	13.9	7.0
Liability for uncertain tax positions	13.1	12.2
Accrued interest payable	12.1	14.3
Lease liability	9.9	10.2
Derivative related payables	9.4	10.7
Liability for unfunded pension obligation and India gratuity plan	7.8	9.2
Income taxes payable	7.8	8.2
Mortgage insurance premium payable	5.2	5.0
MSR purchase price holdback	4.3	3.8
Excess servicing fee spread payable	1.8	3.6
Other	2.3	3.2
	$366.0	$349.3

Note 15 – Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the nine months ended September 30, 2024 and 2023.

	September 30, 2024			December 31, 2023
	Maturities	Notional	Fair value	Maturities	Notional	Fair value
Derivative Assets (Other assets)
Forward sales of Reverse loans	October 2024	$20.0	$—	N/A	$—	$—
Forward loans IRLCs	October 2024 - January 2025	1,673.4	4.6	January - May 2024	592.5	5.1
Reverse loans IRLCs	November 2024	26.9	0.6	February 2024	22.1	0.6
TBA forward MBS trades	October 2024 - December 2024	1,205.8	3.9	January - March 2024	1,818.6	10.1
Forward sales of Forward loans	October 2024 - November 2024	170.0	0.5	January 2024	5.5	—
Interest rate swap futures	December 2024	75.0	0.4	March 2024	790.0	3.9
Interest rate option contracts	N/A	—	—	January 2024	750.0	1.9
Total		$3,171.1	$10.1		$3,978.7	$21.6
Derivative Liabilities (Other liabilities)
Forward sales of Reverse loans	October 2024	20.0	—	January 2024	50.0	(0.1)
TBA forward MBS trades	October 2024 - December 2024	979.3	(5.3)	January - March 2024	854.9	(6.8)
Forward sales of Forward loans	October 2024	90.0	—	N/A	—	—
Interest rate swap futures	December 2024	675.0	(8.6)	N/A	—	—
Other	N/A	—	—	N/A	15.3	(0.1)
Total		$1,764.3	$(13.9)		$920.2	$(7.0)

The table below summarizes the net gains and losses of our derivative instruments recognized in our unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Financial Statement Line
Gain (Loss)	2024	2023	2024	2023
Derivative Instruments
Forward loans IRLCs	$1.1	$(2.7)	$(0.4)	$(0.2)	Gain on loans held for sale, net
Reverse loans IRLCs	(0.1)	0.1	—	(0.2)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	0.5	1.0	0.5	1.0	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	(36.5)	33.1	(26.8)	37.9	Gain on loans held for sale, net (Economic hedge)
Interest rate futures, TBA trades and interest rate option contracts (economically hedging MSR)	54.3	(68.6)	(50.0)	(119.7)	MSR valuation adjustments, net
Forward sales of Reverse loans	—	(0.2)	0.1	(0.2)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	—	(0.1)	—	0.2	Other, net
Total	$19.4	$(37.3)	$(76.7)	$(81.3)
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

Note 16 – Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mortgage loan financing facilities	$25.7	$26.0	$69.3	$59.4
MSR financing facilities	18.6	16.6	56.1	51.9
Onity Senior Secured Notes (1)	11.5	11.0	34.1	32.6
Advance match funded liabilities	9.1	9.9	28.8	31.0
PMC Senior Secured Notes	6.4	7.8	20.3	23.3
Escrow	2.8	3.1	6.0	6.6
	$74.2	$74.3	$214.6	$204.8
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $2.9 million and $8.5 million for the three and nine months ended September 30, 2024, respectively, and $2.4 million and $7.1 million for the three and nine months ended September 30, 2023, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings (loss) per share
Net income (loss)	$21.4	$8.5	$62.0	$(16.2)

Weighted average shares of common stock outstanding	7,860,572	7,677,008	7,797,974	7,621,569

Basic earnings (loss) per share	$2.72	$1.10	$7.95	$(2.13)

Diluted earnings (loss) per share
Net income (loss)	$21.4	$8.5	$62.0	$(16.2)

Weighted average shares of common stock outstanding	7,860,572	7,677,008	7,797,974	7,621,569
Effect of dilutive elements
Common stock warrants	47,066	174,712	39,788	—
Common stock awards	147,755	208,358	169,219	—
Dilutive weighted average shares of common stock	8,055,393	8,060,078	8,006,981	7,621,569

Diluted earnings (loss) per share	$2.65	$1.05	$7.74	$(2.13)

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	27,731	64,870	107,928	61,425
Market-based (2)	64,085	61,354	64,085	61,354
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Onity’s stock price.

Note 18 – Business Segment Reporting
Our business segments reflect the internal reporting that our Chief Executive Officer uses to evaluate our operating and financial performance and to assess the allocation of our resources. Our current reportable business segments consist of Servicing, Originations, and Corporate Items and Other. During the three months ended September 30, 2024, there have been no changes to our business segments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Effective in the fourth quarter of 2023, the Servicing segment includes CR Limited (CRL), our wholly-owned captive reinsurance subsidiary previously included in the Corporate Items and Other segment. Segment results for the three and nine months ended September 30, 2023 have been recast to conform to the current segment presentation.

Financial information for our segments is as follows:
	Three Months Ended September 30, 2024
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$210.2	$1.0	$—	$211.1
Gain on reverse loans held for investment and HMBS-related borrowings, net	11.9	6.2	—	18.0
Gain on loans held for sale, net	9.4	16.4	—	25.8
Other revenue, net	4.7	6.1	—	10.8
Revenue	236.1	29.6	—	265.7

MSR valuation adjustments, net	(35.6)	4.1	—	(31.5)

Operating expenses
Compensation and benefits	26.0	11.8	21.7	59.5
Servicing and origination	8.9	1.8	0.4	11.1
Technology and communications	6.0	1.9	5.3	13.2
Professional services	9.6	0.6	7.2	17.3
Occupancy, equipment and mailing	6.7	0.7	0.5	7.9
Corporate overhead allocations	11.5	4.2	(15.7)	—
Other expenses	0.9	1.3	1.2	3.4
Operating expenses	69.6	22.2	20.6	112.4

Other income (expense):
Interest income	8.4	14.8	1.3	24.5
Interest expense	(46.6)	(16.2)	(11.4)	(74.2)
Pledged MSR liability expense	(42.3)	—	—	(42.3)
Earnings of equity method investee	0.8	—	—	0.8
Gain on extinguishment of debt	—	—	0.3	0.3
Other, net	(3.4)	—	0.2	(3.3)
Other income (expense), net	(83.2)	(1.4)	(9.6)	(94.1)

Income (loss) before income taxes	$47.7	$10.2	$(30.2)	$27.6

	Three Months Ended September 30, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$236.9	$0.8	$—	237.8
Gain on reverse loans held for investment and HMBS-related borrowings, net	(6.1)	5.7	—	(0.4)
Gain (loss) on loans held for sale, net	(0.8)	9.0	—	8.2
Other revenue, net	4.4	5.5	—	10.0
Revenue	234.5	21.0	—	255.5

MSR valuation adjustments, net	(21.0)	4.6	—	(16.4)

Operating expenses
Compensation and benefits	25.2	11.6	18.9	55.7
Servicing and origination	13.2	2.0	0.3	15.5
Technology and communications	6.1	1.9	5.0	13.1
Professional services	8.2	0.7	4.7	13.5
Occupancy, equipment and mailing	6.8	0.6	0.3	7.7
Corporate overhead allocations	11.4	4.5	(15.9)	—
Other expenses	1.9	1.1	1.5	4.6
Operating expenses	72.9	22.3	14.8	110.0

Other income (expense):
Interest income	5.9	18.7	1.2	25.9
Interest expense	(43.3)	(20.0)	(11.0)	(74.3)
Pledged MSR liability expense	(76.5)	—	—	(76.5)
Earnings of equity method investee	2.8	—	—	2.8
Gain on extinguishment of debt	—	—	1.2	1.2
Other, net	1.2	(0.1)	0.2	1.3
Other income (expense), net	(109.9)	(1.5)	(8.3)	(119.7)

Income (loss) before income taxes	$30.7	$1.9	$(23.1)	$9.5

	Nine Months Ended September 30, 2024
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$624.5	$2.0	$—	$626.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	23.2	18.7	—	41.9
Gain on loans held for sale, net	11.0	42.2	—	53.2
Other revenue, net	13.5	16.1	—	29.6
Revenue	672.3	78.9	—	751.2

MSR valuation adjustments, net	(83.9)	8.1	—	(75.8)

Operating expenses
Compensation and benefits	75.8	33.3	59.1	168.1
Servicing and origination	33.3	5.5	1.2	40.0
Technology and communications	18.4	5.3	15.3	38.9
Professional services	19.5	1.4	19.1	40.1
Occupancy, equipment and mailing	20.2	1.7	1.3	23.1
Corporate overhead allocations	33.2	12.4	(45.6)	—
Other expenses	2.9	3.7	4.0	10.6
Operating expenses	203.3	63.2	54.3	320.8

Other income (expense):
Interest income	22.3	38.6	3.6	64.5
Interest expense	(139.4)	(41.4)	(33.8)	(214.6)
Pledged MSR liability expense	(133.4)	—	0.1	(133.3)
Earnings of equity method investee	6.7	—	—	6.7
Gain on extinguishment of debt	—	—	1.8	1.8
Other	(6.9)	(0.3)	0.5	(6.7)
Other income (expense), net	(250.8)	(3.1)	(27.8)	(281.7)

Income (loss) before income taxes	$134.3	$20.7	$(82.1)	$72.9

	Nine Months Ended September 30, 2023
Results of Operations	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
Servicing and subservicing fees	$705.9	$1.6	$—	$707.5
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	3.9	17.7	—	21.5
Gain (loss) on loans held for sale, net	13.0	23.3	—	36.3
Other revenue, net	11.4	12.6	—	24.0
Revenue	734.3	55.2	—	789.4

MSR valuation adjustments, net	(142.4)	8.2	—	(134.2)

Operating expenses
Compensation and benefits	81.3	32.1	58.0	171.4
Servicing and origination	44.8	3.1	0.8	48.8
Technology and communications	18.6	5.4	15.5	39.5
Professional services	27.5	1.4	(19.0)	9.9
Occupancy, equipment and mailing	21.7	1.6	0.9	24.2
Corporate overhead allocations	34.0	14.4	(48.4)	—
Other expenses	6.4	4.1	4.2	14.7
Operating expenses	234.2	62.1	12.1	308.4

Other income (expense):
Interest income	16.0	40.8	3.4	60.2
Interest expense	(128.2)	(44.0)	(32.6)	(204.8)
Pledged MSR liability expense	(219.9)	—	0.1	(219.8)
Earnings of equity method investee	5.9	—	—	5.9
Gain on extinguishment of debt	—	—	1.2	1.2
Other	(3.8)	(0.1)	2.0	(1.9)
Other income (expense), net	(329.9)	(3.4)	(26.0)	(359.2)

Income (loss) before income taxes	$27.7	$(2.2)	$(38.0)	$(12.5)

Total Assets	Servicing	Originations	Corporate Items and Other	Business Segments Consolidated
September 30, 2024	$12,110.2	$856.6	$259.9	$13,226.7
December 31, 2023	11,687.6	551.9	274.3	12,513.7

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
We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements at September 30, 2024. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.
The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations referenced above are mostly based on the UPB of assets serviced by PHH. Under the applicable formula, the required minimum net worth was $431.7 million at September 30, 2024. PHH’s adjusted net worth was $578.1 million at September 30, 2024. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PHH and the required minimum liquidity was $118.8 million at September 30, 2024. PHH’s eligible liquidity, as defined, for licensing and seller/servicer obligations was $244.3 million at September 30, 2024.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of September 30, 2024. On September 26, 2024, Ginnie Mae issued a waiver extending the deadline by which PHH must meet the risk-based capital ratio requirements to May 1, 2025. We are currently implementing certain actions intended to achieve compliance with the requirements.
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

Note 20 — Commitments
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at September 30, 2024. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. During the nine months ended September 30, 2024, we funded $179.1 million out of the $1.8 billion borrowing capacity as of December 31, 2023. We also had short-term commitments to lend $1.7 billion and $26.9 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at September 30, 2024. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
HMBS Issuer Obligations
As an HMBS issuer, we assume certain obligations related to each security issued. The most significant obligation is the requirement to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of a reverse mortgage loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at September 30, 2024.

Securitized HECM loans at less than 92% MCA	$7,236.1
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	276.8
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	260.1
Total Securitized HECM loans UPB	$7,772.9
For the nine months ended September 30, 2024 and 2023, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $125.0 million and $224.9 million, respectively. Activity with regard to HMBS repurchases for the nine months ended September 30, 2024 is as follows:

	Active	Inactive	Total
Beginning balance	$55.4	$130.6	$186.0
Additions	74.0	51.0	125.0
Recoveries, net (1)	(81.1)	(41.3)	(122.4)
Transfers	2.4	(2.4)	—
Changes in value	0.2	(3.4)	(3.2)
Ending balance	$51.0	$134.4	$185.4
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
For the nine months ended September 30, 2024, servicing and subservicing fees from Rithm amounted to $73.5 million, or 16% of total servicing and subservicing fees (excluding ancillary income). In addition, the related Rithm Pledged MSR liability expense amounted to $27.6 million for the nine months ended September 30, 2024. As of September 30, 2024, Rithm represented $42.2 billion, or 14% of the UPB and 25% of the loan count of our total servicing and subservicing portfolio, and approximately 64% of all delinquent loans that Onity services. Our Subservicing Agreements and Servicing Addendum with Rithm provide for automatic one-year renewals, unless Onity or Rithm provide advance notice of termination. Onity and Rithm did not provide their respective notice of termination by July 1, 2024 and October 1, 2024. Onity and Rithm agreed to extend Rithm’s termination rights with respect to its subservicing agreements ($32.9 billion UPB) from October 1, 2024 through November 15, 2024. In addition, Onity and Rithm agreed to extend the current terms of the subservicing agreements with Rithm through February 1, 2025, with subsequent, automatic one-year renewals. Rithm’s termination rights with respect to the RMSR agreement were not extended; accordingly, as Rithm did not give notice of termination by October 1, 2024, the RMSR agreement ($9.3 billion UPB) will continue for an additional one-year term ending December 31, 2025. In connection with the RSMR agreement, we reported $38.8 million servicing fees and $27.6 million of Pledged MSR liability expense for the nine months ended September 30, 2024.

If Rithm exercises its right to terminate the subservicing agreements for convenience by November 15, 2024 or any of the agreements for cause at any time, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm servicing agreements. The impacts to our consolidated statements of operations in connection with our Rithm agreements are disclosed in Note 8 — Other Financing Liabilities, at Fair Value. Other liabilities recorded on our consolidated balance sheets are disclosed in Note 14 – Other Liabilities. Also refer to Note 22 – Subsequent Events.
In addition, for the nine months ended September 30, 2024, servicing and subservicing fees from MAV amounted to $56.0 million or 12% of total servicing and subservicing fees (excluding ancillary income). In addition, the related MAV Pledged MSR liability expense amounted to $42.1 million for the nine months ended September 30, 2024. As of September 30, 2024, our servicing and subservicing portfolio with MAV represented $41.9 billion UPB, or 14% of the UPB and 11% of the loan count in our total servicing and subservicing portfolio. While our servicing agreement with MAV is non-cancellable and provides us with exclusivity, MAV is permitted to sell the underlying MSR without Onity’s consent. See Note 11 - Investment in Equity Method Investee and Related Party Transactions, Note 8 — Other Financing Liabilities, at Fair Value and Note 22 – Subsequent Events.

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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $16.3 million at September 30, 2024. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at September 30, 2024.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending a class action lawsuit challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, in Jones v. PHH Mortg. Corp., et al. (D. NJ), which we have filed a motion to dismiss. On July 23, 2024, the court granted the motion in part, dismissing the majority of the claims. Onity filed an answer to the surviving claims on August 14, 2024. In addition, between November 2022 and June 2023, we settled the previously disclosed cases of Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. CA), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), and Williams v. PHH Mortg. Corp., et al. (S.D. TX).
In addition, we continue to be involved in legacy matters arising prior to Onity’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous defenses to the merits of the case. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH Corporation’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Onity will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $16.3 million legal and regulatory accrual referenced above. At this time, Onity is unable to predict the outcome of this lawsuit or the possible loss or range of loss, if any, associated with the resolution of such lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
Onity is a defendant in a certified class action in the U.S. District Court in the Eastern District of California where the plaintiffs claim Onity marked up fees for property valuations and title searches in violation of California state law. See Weiner v. Ocwen Financial Corp., et al. In May 2020, the court ruled that plaintiff’s recoverable damages are limited to out-of-pocket costs, i.e., the amount of marked-up fees actually paid, rather than the entire cost of the valuation that plaintiffs sought. In October 2023, the parties reached a tentative settlement to resolve the lawsuit prior to trial. A hearing on the parties’ motion for preliminary approval was scheduled for February 29, 2024, but the court postponed that hearing pending the submission of certain additional briefing, which the parties filed on March 8, 2024. On March 29, 2024, the district court entered an order granting preliminary approval of the parties’ settlement agreement, and directing notice to the settlement class. The notice process began on April 29, 2024, and continues until September 29, 2025. The Court held a Final Fairness Hearing on September 19, 2024, and on October 10, 2024, the Court entered an order approving the settlement.
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
Onity has, however, been impleaded as a third-party defendant into five consolidated loan repurchase cases first filed against Nomura Credit & Capital, Inc. in 2012 and 2013. Onity is vigorously defending itself in those cases against allegations by the mortgage loan seller-defendant that Onity failed to inform its contractual counterparties that it had discovered defective loans in the course of servicing them and had otherwise failed to service the loans in accordance with accepted standards. In September 2023, the Court granted in part Onity’s motion for summary judgment, dismissing Nomura’s “failure to notify” claim in its entirety; the Court, however, denied Onity’s motion with respect to Nomura’s second claim alleging failure to service loans in accordance with accepted standards. In May 2024, Onity filed an appeal of the Court’s partial denial of Onity’s summary judgment motion related to the “negligent servicing” claim. Briefing on that appeal concluded in September 2024. The scope of any resulting trial is uncertain, and thus Onity is unable at this time to predict the ultimate outcome of these matters, the possible loss or range of loss, if any, associated with the resolution of these matters or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, reputation, financial condition, liquidity and results of operations could be adversely affected.
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
We regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice, HUD and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods, or “convenience fees”); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits, and engage with us on various matters. For example, we are currently engaged with several regulators on guidance and applicable law related to borrower convenience fees. We have in the past resolved, and may in the future resolve, matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition. Our current accrual with respect to these matters is included in the $16.3 million legal and regulatory accrual referenced above.
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
At September 30, 2024 and September 30, 2023, we had outstanding representation and warranty repurchase demands of $20.5 million UPB (70 loans) and $47.7 million UPB (176 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.
The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Nine Months Ended September 30,
	2024	2023
Beginning balance (1)	$32.9	$41.6
Provision for (reversal of) representation and warranty obligations	(3.2)	2.9
Provision for representation and warranty obligations - New production liability	1.7	1.3
Charge-offs and other (2)	(1.2)	(8.3)
Ending balance (1)	$30.2	$37.5
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
We believe that it is reasonably possible that losses beyond amounts currently recorded for potential representation and warranty obligations and other claims described above could occur, and such losses could have an adverse impact on our results of operations, financial condition or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above amounts that have been recorded at September 30, 2024.
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

Note 22 – Subsequent Events
Extension of Rithm Servicing Termination Rights
On October 14, 2024, Onity and Rithm agreed to extend Rithm’s termination rights with respect to its subservicing agreements from October 1, 2024 through November 15, 2024. In addition, Onity and Rithm agreed to extend the current terms of the subservicing agreements through February 1, 2025. Onity and Rithm continue to discuss extending their current servicing arrangements. The subservicing UPB subject to termination rights on November 15, 2024 amounted to $32.9 billion as of September 30, 2024, and the related subservicing fees amounted to $34.6 million for the nine months ended September 30, 2024. Also refer to Note 20 — Commitments, Client Concentration.
Oaktree Warrant Amendment
On October 23, 2024, pursuant to the Transaction Agreement with Oaktree described in Note 11 - Investment in Equity Method Investee and Related Party Transactions, the warrants held by Oaktree were amended to provide that upon their exercise Oaktree can elect the cash exercise option only with the consent of Onity and, without the consent of Onity, the exercise price can only be paid via the net share settlement option. Previously, Oaktree had the option to pay the exercise price either in cash or via net share settlement. As of September 30, 2024, Oaktree holds 1,184,768 and 261,248 warrants to purchase shares of Onity’s common stock at an exercise price of $26.82 and $24.31 per share, respectively, subject to anti-dilution adjustments. The amendment will not result in any change in the accounting or presentation of the warrants.
MAM Asset Acquisition and Financing, Preferred Stock Issuance
On October 9, 2024, Onity and PHH entered into a definitive agreement with Mortgage Assets Management, LLC (MAM), a mortgage servicer, and certain investment funds managed by Waterfall Asset Management, LLC that own MAM (collectively “Waterfall”) to acquire certain assets of MAM and Waterfall that are currently subserviced by PHH with an estimated book value of $55.1 million, subject to certain post-closing adjustments (“MAM Asset Acquisition”). Onity had previously entered into a letter of intent with Waterfall on July 26, 2024 in connection with this transaction. The acquired assets include HECM reverse mortgage loans and mortgage servicing rights with a projected UPB of approximately $3.0 billion (which assets will be reflected on Onity’s balance sheet as Loans held for investment, at fair value along with the related borrowings, at fair value), $20 million in cash, and reverse mortgage buyouts, advances, tails and other related assets.
In consideration of the MAM Asset Acquisition, Onity issued to Waterfall shares of a new series of non-convertible, perpetual preferred stock ("Series B Preferred Stock”) with an aggregate liquidation preference amount of $52.8 million, subject to certain post-closing adjustments. The Series B Preferred Stock will accrue cumulative dividends initially at a rate of 7.875% per year for the first five years, increasing 2.5% each year thereafter up to a maximum rate of 15% per year, which dividends will be payable in cash and in arrears on a quarterly basis when, as and if declared by the board of directors of Onity. After September 15, 2028, Onity will be able to redeem the Series B Preferred Stock, in whole or in part, for cash at a redemption price equal to the liquidation preference plus an amount equal to any accumulated and unpaid dividends thereon. If Onity experiences a change of control, as defined, it would be required to offer to repurchase all of the shares of Series B Preferred Stock at a purchase price equal to 100% of the liquidation preference plus an amount equal to any accumulated and unpaid dividends thereon. The issued shares of Series B Preferred Stock are subject to a Registration Rights Agreement pursuant to which Onity agreed to file a resale registration statement with the Securities and Exchange Commission within 180 days. The preferred stock will be accounted for at their initial fair value less issuance costs and classified as mezzanine equity on our consolidated balance sheet as it is contingently redeemable in the event of a change of control. Net income attributable to Onity common stockholders will be measured as Net income (attributable to Onity stockholders) less Preferred stock dividends.
Concurrently, Onity entered into a Loan and Security Agreement with an entity managed by Waterfall pursuant to which PHH may borrow against certain eligible reverse mortgage assets, as defined, on a revolving basis for two years up to a maximum committed amount (“WAM Financing Agreement”). The maximum committed amount decreases from an initial $45 million to $15 million after the first securitization of HECM tails. The obligations of PHH under the Loan and Security Agreement are guaranteed by Onity.
The consummation of the MAM Asset Acquisition, WAM Financing Agreement and Series B Preferred Stock issuance occurred on November 1, 2024. Due to the timing of the transaction, the fair value of the assets acquired and the preferred stock issued on November 1, 2024 has not yet been determined as of the date of issuance of these financial statements.

Issuance of $500 million PHH Senior Notes due 2029
On November 6, 2024, Onity issued $500 million aggregate principal amount of 9.875% Senior Notes due 2029 at a price of 99.556% of the principal amount in a syndicated private placement to redeem all of the outstanding $289.1 million 7.875% PMC Senior Secured Notes due 2026 and $285.0 million 12% Onity Senior Secured Notes due 2027 subject to certain conditions described below.
The PHH Senior Notes were issued by PHH Escrow Issuer LLC, a special purpose entity wholly-owned and consolidated by PHH Corporation and Onity. Oaktree was allocated $50 million of the PHH Senior Notes principal amount. The net proceeds from the sale of the PHH Senior Notes, together with approximately $23 million additional cash from Onity, are placed into escrow pending the satisfaction of certain conditions, including, but not limited to, the consummation of the sale by Onity of its 15% ownership interest in MAV to Oaktree, pursuant to the Transaction Agreement with Oaktree discussed in Note 11 - Investment in Equity Method Investee and Related Party Transactions. We expect to consummate the MAV sale during the fourth quarter of 2024, subject to regulatory approval and customary closing conditions. The total cash proceeds to be received by Onity upon consummation of the MAV Sale are currently expected to be approximately $49 million resulting in the recognition of a gain on sale of its investment of approximately $19 million (based on values as of September 30, 2024), excluding transaction costs.
Upon completion of the MAV sale and satisfaction of all escrow conditions, the escrowed proceeds will be released to PHH Corporation as co-issuer and will be used, together with the net proceeds from the MAV sale and available liquidity, to redeem all of the outstanding PMC Senior Secured Notes due 2026 and all of the outstanding Onity Senior Secured Notes due 2027. The PHH Senior Notes will be guaranteed by Onity and certain subsidiaries.
The redemption of all of the outstanding PMC Senior Secured Notes due 2026 and all of the outstanding Onity Senior Secured Notes due 2027 is currently expected to result in the recognition of an estimated $53 million loss on debt extinguishment due to the accelerated write-off of $37 million unamortized discount and debt issuance costs, the payment of an $12 million make-whole redemption premium and $5 million transaction fee to Oaktree. In addition, a total estimated $10 million of new debt issuance costs (underwriting, legal and other fees) will be amortized over the life of the PHH Senior Secured Notes due 2029.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share amounts and unless otherwise indicated. Amounts may not add in certain tables due to rounding.)

OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs, and is also one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicer based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs by drawing upon their home equity. We serviced or subserviced 1.4 million loans with a total UPB of $298.9 billion on behalf of more than 4,000 investors and 120 subservicing clients as of September 30, 2024. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements. On June 10, 2024, Ocwen Financial Corporation changed its name to Onity Group Inc.

The table below summarizes the volume of Originations by channel on a current and comparative basis. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In the third quarter of 2024, we added $18.5 billion of new volume, mainly $8.4 billion of new subservicing and $8.5 billion of new Originations production, as further detailed in the below table.

$ In billions	UPB
	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.2	$0.2	0.5	$0.3
Correspondent MSR (1)	4.3	4.1	11.1	9.4
Flow and Agency Cash Window MSR purchases	3.8	2.5	7.9	6.6
Reverse mortgage servicing (2)	0.2	0.2	0.5	0.5
Total Originations production	8.5	7.0	20.1	16.7
Bulk MSR purchases (3)	1.5	0.3	2.6	0.4
Total servicing additions	10.1	7.3	22.7	17.1
Interim forward subservicing	2.0	2.0	5.7	4.9
Other new forward subservicing	6.1	9.6	31.7	17.6
Reverse subservicing	0.3	—	0.4	1.3
Total Subservicing additions (4)	8.4	11.6	37.8	23.8
Total servicing and subservicing UPB additions	$18.5	$18.8	60.5	$40.9
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
(3)Bulk MSR purchases include $0.9 billion UPB for which PHH was previously performing the subservicing that were purchased from third parties during the third quarter of 2024.
(4)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business.

Volume Overview
The following table summarizes the average volume of our Servicing segment, a key driver of the profitability of our Servicing segment, on a current and comparative basis. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. Our average total servicing and subservicing UPB remained flat during the third quarter of 2024 compared to prior quarter.

$ In billions	Average UPB				$ Change
	Three Months Ended		Nine Months Ended		Q3 2024 vs Q2 2024	YTD 2024 vs YTD 2023
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
Owned MSR	$122.5	$122.6	$122.7	$124.4	$(0.1)	$(1.6)
Subservicing (including reverse subservicing)	70.4	67.1	62.5	58.1	3.3	4.4
MAV	49.9	53.3	52.5	50.7	(3.4)	1.9
Rithm	42.6	43.6	43.6	47.6	(1.0)	(3.9)
Other MSR capital partners	9.3	9.0	8.9	3.5	0.3	5.4
Reverse mortgage loans (owned)	8.5	8.2	8.3	7.7	0.3	0.6
Other servicing (including whole loans)	0.9	0.9	0.9	1.0	—	(0.1)
Total servicing and subservicing UPB (average)	$304.2	$304.8	$299.5	$292.9	$(0.6)	$6.6
As of September 30, 2024 and June 30, 2024, the total servicing and subservicing UPB amounted to $298.9 billion and $304.5 billion, respectively, a net decrease of $5.6 billion or 2%.
The following table presents key market interest rates which are important drivers of our businesses. As further discussed, the 30-year fixed rate mortgage is a key driver of Originations volume, the 10-year Treasury rate is a key benchmark for MSR valuation and hedging activities, and the 1-month SOFR is a key benchmark for the profitability of our Servicing segment (including float earnings and asset-backed financing cost).

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
30-year fixed rate mortgage (FRM) (1)
Average	6.53%	6.98%	6.75%	6.64%
End of period	6.08%	6.86%	6.08%	7.31%

10-year Treasury rate (end of period)	3.81%	4.36%	3.81%	4.59%

1-month Term SOFR (average)	5.22%	5.33%	5.29%	4.99%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
Quarter over quarter, the average 30-year fixed rate mortgage rate declined 45 basis points, the 10-year Treasury rate declined by 55 basis points, and the average 1-month term SOFR declined by 11 basis points. When comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023, the average 30-year fixed rate mortgage rate increased 11 basis points, the 10-year Treasury rate declined by 78 basis points, and the average 1-month term SOFR increased by 30 basis points.

The following graph compares market interest rates over the current and comparative periods:
Financial Highlights
Results of operations for the third quarter of 2024
•Net income of $21.4 million, or $2.72 per share basic and $2.65 per share diluted
•Servicing and subservicing fee revenue of $211.1 million
•Originations gain on sale of $16.4 million
•$8.7 million MSR valuation gain attributable to rate and assumption changes, net of hedging
Financial condition at September 30, 2024
•Stockholders’ equity of $468.2 million, or $59.50 book value per common share
•MSR investment of $2.2 billion, and $298.9 billion total servicing and subservicing UPB
•Cash position of $201.6 million
•Total assets of $13.2 billion
Business Strategy
We established the following strategy to return to sustainable profitability and create long-term value for shareholders:
•Balance and diversification: Maintain a scale position in origination and servicing to address market-cycle opportunities;
•Prudent capital-light growth: Emphasize on capital-light subservicing to drive servicing portfolio UPB growth and emphasize higher margin origination channels and products to drive accretive MSR investments;
•Industry-leading cost structure: Optimize cost structure across the organization to achieve industry cost leadership through continuous cost and process improvement, optimizing technology, global operations, and scale;
•Top-tier operating performance and capabilities: Delivering industry top-tier servicing operational performance and driving increased borrower and client satisfaction;
•Dynamic asset management: Optimize investment returns and liquidity through opportunistic asset purchases and sales, leveraging third party capital sources, including our multi-investor partnership model to fund new MSR origination to deliver value for shareholders, including deleveraging.
Our growth and asset management strategy includes purchasing assets and/or operations of complementary businesses, by means of acquisition, merger or other transaction forms. Our strategy may also include pursuing large transactions, including bulk purchases or sales of MSRs. We have engaged in such transactions in the past, and we continue to explore opportunities that may be accretive to our business and stockholders’ value.

Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations appearing in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2023. In our discussion of results of operations, we compare our current quarterly results to the immediately preceding quarter, and current year-to-date results to the corresponding year-to-date results of the preceding year.

Condensed Statements of Operations	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Revenue	$265.7	$246.4	8%	751.2	$789.4	(5)%
MSR valuation adjustments, net	(31.5)	(32.7)	(4)	(75.8)	(134.2)	(44)
Operating expenses	112.4	104.0	8	320.8	308.4	4
Other income (expense), net	(94.1)	(96.2)	(2)	(281.7)	(359.2)	(22)
Income (loss) before income taxes	27.6	13.5	105	72.9	(12.5)	(686)
Income tax expense	6.3	3.0	109	10.9	3.8	189
Net income (loss)	$21.4	$10.5	103%	$62.0	$(16.2)	(482)%

Segment income (loss) before income taxes
Servicing	$47.7	$32.6	46%	$134.3	$27.7	384%
Originations	10.2	9.4	8	20.7	(2.2)	n/m
Corporate Items and Other	(30.2)	(28.5)	6	(82.1)	(38.0)	116
	$27.6	$13.5	105%	$72.9	$(12.5)	(686)%

n/m: not meaningful
Onity reported $21.4 million net income in the third quarter of 2024, an increase of $10.9 million compared to the second quarter of 2024, mostly driven by the following:
•A $19.3 million increase in revenue, mostly attributed to our Servicing segment due to a $9.6 million favorable change in fair value of loans held for sale attributed to market interest rate declines and favorable assumption updates on reverse buyouts and $9.1 million additional gains on our reverse mortgage portfolio of loans held for investment and HMBS-related borrowings. The reverse portfolio gains in the third quarter are driven by a decline in market interest rates (vs. an increase in the second quarter) and are part of our MSR hedge strategy.
•Mostly flat MSR valuation adjustments, net with the net loss in both quarters driven by the MSR realization of expected cash flows or runoff. In both the second and third quarters of 2024, the fair value changes of the MSR exposure due to interest rates were largely offset with hedging derivatives.
•An $8.5 million increase in Operating expenses, primarily due to reimbursements received in the second quarter of 2024 from mortgage loan investors related to prior year legal expenses and payments following resolution of legacy litigation matters, and a higher estimated annual cash awards expense based on our year-to-date financial performance.
•A $3.3 million increase in Income tax expense, mostly due to the increase in pre-tax earnings.
When comparing to the nine months ended September 30, 2024, the statement of operations for the nine months ended September 30, 2023 reflects $95.3 million servicing fees collected on behalf of and remitted to Rithm and reported gross, both as Revenue (Servicing and subservicing fees) and as Other income (expense), net (Pledged MSR liability expense) associated with the MSR that achieved sale accounting treatment on December 31, 2023, with no impact on Net income (loss). On December 31, 2023, we derecognized from our balance sheet $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm servicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria was met. As PHH continues to subservice the portfolio, our statement of operations in 2024 reflects subservicing fee revenue as opposed to the gross presentation of servicing fee revenue and offsetting servicing fee remittances within Pledged MSR liability expense, a component of Other income (expense), net, prior to December 31, 2023. These required presentation changes do not affect the amount of net fee retained by Onity in connection with the Rithm servicing agreements.

Total Revenue
The below table presents total revenue by type and segment:

Revenue	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Servicing and subservicing fees	$211.1	$210.8	—%	$626.5	$707.5	(11)%
Reverse mortgage revenue, net	18.0	8.5	113%	41.9	21.5	95%
Gain on loans held for sale, net	25.8	16.5	57%	53.2	36.3	47%
Other revenue, net	10.8	10.6	1%	29.6	24.0	23%
Total revenue	$265.7	$246.4	8%	$751.2	$789.4	(5)%

Servicing	$236.1	$217.2	9%	$672.3	$734.3	(8)%
Originations	29.6	29.2	1	78.9	55.2	43
Corporate	—	—	n/m	—	—	n/m
Total segment revenue	$265.7	$246.4	8%	$751.2	$789.4	(5)%
n/m: not meaningful
Total segment revenue for the three months ended September 30, 2024 increased $19.3 million, or 8% compared to the three months ended June 30, 2024 due to an $18.9 million increase in Servicing revenue and a $0.4 million increase in Originations revenue. The increase in Servicing revenue is driven by a $9.6 million increase in Gain on loans held for sale, net mostly attributed to reverse mortgage loan buyouts in the third quarter of 2024, and a $9.1 million increase in Gain on reverse loans held for investment and HMBS-related borrowings, net driven by a favorable decline in market rates (vs. an increase in the second quarter), partially offset by unfavorable yield spread widening (vs. favorable tightening in the second quarter). In addition, servicing and subservicing fees increased by $0.1 million with offsetting factors as float earnings increased with seasonally higher average float balances, offset by a decrease in servicing fees mostly due to MAV’s sale of MSRs (previously sold by Onity to MAV in a transaction which did not qualify for sale accounting treatment) during the three months ended June 30, 2024.
Compared to the nine months ended September 30, 2023, total segment revenue for the nine months ended September 30, 2024 was $38.2 million or 5% lower, due to a $62.0 million decline in Servicing revenue offset by a $23.7 million increase in Originations revenue.
•The decline in Servicing revenue is mostly due to an $81.4 million decrease in servicing and subservicing fees largely due to the effects of our accounting derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023, as discussed above ($95.3 million fees collected and remitted to Rithm recognized in the nine months ended September 30, 2023). Partially offsetting this decrease, Gain on reverse loans held for investment and HMBS-related borrowings, net increased $19.4 million due to a decrease in market rates vs. an increase in the prior year period and yield spread tightening vs. widening in the prior year period.
•The increase in Originations revenue is primarily driven by an $18.9 million increase in Gain on loans held for sale, net (forward loans) due to an increase in volume and margin for both our Correspondent and Consumer Direct channel. The increase in Correspondent volume is mostly attributed to our owned MSR replenishment strategy after the opportunistic MSR bulk sales in 2024. The increase in Consumer Direct volume is driven by the recent decline in interest rates generating additional recapture opportunities.

MSR Valuation Adjustments, Net
The table below presents the key components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, together with MSR hedging derivatives:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
Realization of expected cash flows (runoff)	$(40.2)	$(38.0)	$(118.2)	$(107.0)
Fair value gains (losses) due to rate and assumption changes	(45.6)	56.0	92.4	92.5
MSR hedging derivative fair value gain (loss)	54.3	(50.6)	(50.0)	(119.7)
MSR valuation adjustments, net (1)	$(31.5)	$(32.7)	$(75.8)	$(134.2)
(1)Excludes fair value changes of reverse mortgage loans held-for-investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Refer to MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail and the discussion below within Servicing.
The $31.5 million loss on MSR valuation adjustments, net for the three months ended September 30, 2024 is comprised of $40.2 million runoff, $45.6 million fair value loss attributed to rate and assumption changes and $54.3 million gain on MSR hedging derivatives. As we maintained a high hedge coverage ratio in both quarters, the $1.2 million lower loss in MSR valuation adjustments, net in the three months ended September 30, 2024 compared to the three months ended June 30, 2024 is largely driven by lower hedge costs in the third quarter of 2024 and certain favorable assumption updates to reflect actual market trade pricing levels.
•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary and involuntary prepayments. The unfavorable $2.2 million higher runoff quarter-over-quarter is mostly due to the impact of lower market rates on expected cash flows.
•The $45.6 million fair value loss due to rate and assumption changes is attributed to a decline in interest rates in the quarter, partially offset by favorable assumption updates to reflect market participant perspectives on MSRs and actual market trade pricing levels. The change from a $56.0 million fair value gain in the three months ended June 30, 2024 to a $45.6 million fair value loss in the three months ended September 30, 2024 is mostly driven by changes in market interest rates as the 10-year Treasury rate declined 55 basis points in the three months ended September 30, 2024 and increased 16 basis points in the three months ended June 30, 2024.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value losses or gains, respectively, of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $54.3 million derivative gain recognized in the three months ended September 30, 2024 is primarily driven by the rate decrease discussed above. Also refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.
For the nine months ended September 30, 2024, the $75.8 million loss on MSR valuation adjustments, net is comprised of $118.2 million runoff, $92.4 million fair value gain attributed to rate and assumption changes and $50.0 million loss on MSR hedging derivatives.
•The unfavorable $11.2 million increase in runoff is mostly due to the impact of lower market rates on expected cash flows and our replenishment of lower note rate MSRs sold in 2023 with new higher note rate originations.
•Fair value changes attributed to rates and assumptions remained flat. The market interest rate impact as the 10-year Treasury rate declined 7 basis points during the nine months ended September 30, 2024 compared to an increase of 71 basis points during the same period of 2023 was offset by certain favorable assumption updates in the nine months ended September 30, 2024 to reflect actual market trade pricing levels.
•The $69.7 million lower loss from derivatives is mainly due to the market interest rate changes noted above, and the impact of our hedge coverage ratio. During the first nine months of 2023, we gradually increased our minimum hedge coverage ratio from 25% to 60%, with the minimum increasing to 95% in December 2023, adjusted to 90% in April 2024.

Operating Expenses
The table below presents the key components of operating expenses:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Compensation and benefits	$59.5	$55.0	8%	$168.1	$171.4	(2)%
Servicing and origination	11.1	13.9	(21)	40.0	48.8	(18)
Technology and communications	13.2	13.0	2	38.9	39.5	(1)
Professional services	17.3	10.7	61	40.1	9.9	306
Occupancy, equipment and mailing	7.9	7.5	5	23.1	24.2	(4)
Other expenses	3.4	3.9	(11)	10.6	14.7	(28)
Total operating expenses	$112.4	$104.0	8%	$320.8	$308.4	4%

Servicing	$69.6	$63.1	10%	$203.3	$234.2	(13)%
Originations	22.2	22.0	1	63.2	62.1	2
Corporate	20.6	18.9	9	54.3	12.1	350
	$112.4	$104.0	8%	$320.8	$308.4	4%

Average headcount	4,305	4,374	(2)%	4,391	4,700	(7)%
Compensation and benefits expense for the three months ended September 30, 2024 increased $4.6 million, or 8% compared to the three months ended June 30, 2024, largely due to higher estimated annual cash awards expense based on our year-to-date financial performance.
Compared to the nine months ended September 30, 2023, Compensation and benefits expense for the nine months ended September 30, 2024 decreased $3.3 million, or 2% largely due to a decrease in salaries and benefits, offset in part by an increase in estimated annual cash awards expense discussed above. Our total average headcount declined 7%, mostly due to efficiencies in Servicing and runoff of our reverse subservicing portfolio.
Servicing and origination expense for the three months ended September 30, 2024 decreased $2.9 million compared to the three months ended June 30, 2024, mostly driven by the reversal of a liability for representation and warranty indemnification obligations due to a favorable settlement in the third quarter of 2024 .
Compared to the nine months ended September 30, 2023, Servicing and origination expenses for the nine months ended September 30, 2024 decreased $8.7 million mostly due to an $11.5 million decrease in Servicing, partially offset by $2.4 million incremental expenses in Originations. The decline in Servicing expense is primarily attributed to the release of indemnification obligations driven by recoveries and favorable resolutions in the nine months ended September 30, 2024, partially offset by higher provision expense on reverse servicing portfolio related advances and higher loss adjustment expense in line with higher reinsurance premiums assumed. The increase in Originations expense is mostly driven by higher production volume and a provision release for representation and warranty indemnification obligations recorded in the first nine months of 2023 due to favorable resolution of demands.
Professional services expense for the three months ended September 30, 2024 increased $6.6 million compared to the three months ended June 30, 2024 primarily due to reimbursements received in the second quarter of 2024 from mortgage loan investors related to prior year legal expenses and payments following favorable resolution of legacy litigation matters.
Compared to the nine months ended September 30, 2023, Professional services expense for the nine months ended September 30, 2024 increased $30.2 million primarily due to the reversal of our loss contingency accrual related to the CFPB matter resolved in our favor in the second quarter of 2023 and an increase in other litigation-related expenses recognized in the nine months ended September 30, 2024, largely offset by the reimbursements received in the second quarter of 2024 related to legacy litigation matters.

Other Income (Expense)

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Interest income	$24.5	$22.5	9%	$64.5	$60.2	7%
Interest expense	(74.2)	(73.1)	2	(214.6)	(204.8)	5
Net interest expense	$(49.7)	$(50.5)	(2)%	$(150.1)	$(144.6)	4%

Pledged MSR liability expense	(42.3)	(46.1)	(8)	(133.3)	(219.8)	(39)
Earnings of equity method investee	0.8	3.1	(74)	6.7	5.9	13
Gain on extinguishment of debt	0.3	—	n/m	1.8	1.2	50
Other, net	(3.3)	(2.7)	23	(6.7)	(1.9)	251
Other income (expense), net	$(94.1)	$(96.2)	(2)%	$(281.7)	$(359.2)	(22)%
Net interest expense for the three months ended September 30, 2024 remained mostly flat compared to the three months ended June 30, 2024. Compared to the nine months ended September 30, 2023, Net interest expense for the nine months ended September 30, 2024 increased $5.5 million, mostly driven by the additional financing cost incurred in connection with our acquisition and securitization of reverse mortgage buyouts and the second lien PLS MSR financing facility entered into in March 2024. The increase in average short-term market interest rates in the first nine months of 2024 compared to the first nine months of 2023, on our variable rate borrowings was mostly offset by the decline in our average debt balances for servicing advances due to our collection efforts and lower Corporate debt interest expense attributed to our partial debt repayment.
During March 2024 and September 2024, we repurchased a total of $47.4 million and $23.5 million, respectively, of the PMC Senior Secured Notes for a price of $45.5 million and $23.0 million, and recognized a gain of $1.4 million and $0.3 million on debt extinguishment, net of the associated write-off of unamortized discount and debt issuance costs. During September 2023, we repurchased a total of $13.9 million of the PMC Senior Secured Notes for a price of $12.5 million and recognized a $1.2 million gain on debt extinguishment, net of the associated write-off of unamortized discount and debt issuance costs.
Refer to Servicing segment for discussion of Pledged MSR liability expense (primarily impacted by the accounting presentation change of the derecognized Rithm MSR on December 31, 2023) and Earnings of equity method investee (predominantly impacted by the fair value changes of MAV’s MSR portfolio).
Income Tax Expense (Benefit)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2024	2024		2024	2023
Income tax expense	$6.3	$3.0	109%	$10.9	$3.8	189%
Income (loss) before income taxes	$27.6	$13.5	105	$72.9	$(12.5)	(686)
Effective tax rate	22.7%	22.2%	2%	15.0%	(30.3)%	(149)%
Our annual effective tax rate is generally lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets. We evaluated all positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods and determined that a full valuation allowance at September 30, 2024 remains appropriate.
Our income tax expense is primarily driven by the jurisdictional mix of our earnings. The increase in the effective tax rate for the nine months ended September 30, 2024 compared to the same period of 2023 is primarily due to recognizing income tax expense in the U.S. driven by the increase in pre-tax earnings.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	September 30, 2024	December 31, 2023	$ Change	% Change
Cash and cash equivalents	$201.6	$201.6	$—	—%
Restricted cash	78.5	53.5	25.0	47
MSRs, at fair value	2,223.6	2,272.2	(48.7)	(2)
Advances, net	522.7	678.8	(156.1)	(23)
Loans held for sale	1,197.7	677.3	520.4	77
Loans held for investment, at fair value	8,331.5	7,975.5	356.0	4
Receivables, net	172.2	154.8	17.4	11
Investment in equity method investee	30.6	37.8	(7.2)	(19)
Premises and equipment, net	11.7	13.1	(1.4)	(11)
Other assets	95.8	106.2	(10.3)	(10)
Contingent loan repurchase asset	360.9	343.0	17.8	5
Total assets	$13,226.7	$12,513.7	$713.0	6%

Total Assets by Segment
Servicing	$12,110.2	$11,687.6	$422.6	4%
Originations	856.6	551.9	304.7	55
Corporate Items and Other	259.9	274.3	(14.3)	(5)
	$13,226.7	$12,513.7	$713.0	6%

HMBS-related borrowings, at fair value	$8,132.5	$7,797.3	$335.1	4%
Other financing liabilities, at fair value	826.2	900.0	(73.8)	(8)
Advance match funded liabilities	377.2	499.7	(122.5)	(25)
Mortgage loan financing facilities, net	1,355.9	710.6	645.3	91
MSR financing facilities, net	804.8	916.2	(111.4)	(12)
Senior notes, net	535.1	595.8	(60.7)	(10)
Other liabilities	366.0	349.3	16.7	5
Contingent loan repurchase liability	360.9	343.0	17.8	5
Total liabilities	12,758.5	12,111.9	646.6	5%

Total stockholders’ equity	468.2	401.8	66.4	17

Total liabilities and equity	$13,226.7	$12,513.7	$713.0	6%

Total Liabilities by Segment
Servicing	$11,643.3	$11,276.5	$366.9	3%
Originations	822.8	517.5	305.4	59
Corporate Items and Other	292.4	318.0	(25.6)	(8)
	$12,758.5	$12,111.9	$646.6	5%

Book value per share	$59.50	$52.29	$7.21	14%
Total assets increased $713.0 million, or 6%, between December 31, 2023 and September 30, 2024 with a $520.4 million increase in our Loans held for sale portfolio driven by the growth our Originations pipeline and our acquisition of reverse mortgage buyouts and a $356.0 million fair value increase in reverse Loans held for investment mostly driven by capitalization of interest. These increases were offset in part by a $156.1 million decline in servicing advances that was largely driven by seasonal reduction of balances and a $48.7 million decrease in our MSR portfolio due to MSR sales and derecognition of MSRs previously sold to MAV, offset in part by fair value gains attributed to rates and assumptions and new additions in excess of runoff.

Total liabilities increased by $646.6 million, or 5%, compared to December 31, 2023, due largely to factors described above. Our borrowings under Mortgage loan financing facilities increased $645.3 million due to the higher loans held for sale balance at September 30, 2024, including the issuance of OLIT Notes in 2024 in connection with the securitization of reverse mortgage loan buyouts. Our HMBS-related borrowings increased by $335.1 million mostly due to fair value changes attributable to interest. Partially offsetting these increases, Advance match funded liabilities decreased $122.5 million consistent with the decline in servicing advances driven by our collection efforts, and Senior notes, net decreased $60.7 million mostly due to our repurchases of PMC Senior Secured Notes during the first and third quarters of 2024. MSR financing facilities declined $111.4 million with a decrease in our MSR portfolio and lower utilization of available borrowing capacity at September 30, 2024. Other financing liabilities declined by $73.8 million primarily due to the derecognition of MSRs previously sold to MAV.
Total equity increased $66.4 million during the nine months ended September 30, 2024, mainly due to $62.0 million net income for the period and $2.9 million compensation related to equity-classified awards.
Also refer to Key Trends and Outlook below and Note 22 – Subsequent Events for discussion of recent asset acquisitions and financing transactions.
Key Trends and Outlook
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
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform and through MSR capital partners, with an emphasis on subservicing. We expect ancillary float income to trend with short-term interest rates considering seasonal changes in average float balances.
Gain on sale of loans held for sale - Our gain on sale is driven by both volume and margin and is channel-sensitive. The updated industry forecasts suggest an increase in loan origination in 2025 driven by lower interest rates. We anticipate growth in our Consumer Direct channel considering the updated industry forecast and our increased recapture capabilities. We expect to continue to prudently grow our Correspondent volume at margins that are accretive to the business as part of our MSR replenishment and growth strategy after the opportunistic MSR bulk sales in 2024. We expect continued competitive pressure on margins across all channels.
Gain on reverse loans held for investment and HMBS-related borrowings, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to maintain or prudently grow our portfolio albeit with some channel mix changes. We expect continued uncertain market interest rate and spread conditions. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, with fair value gains or losses generally associated with declining or increasing interest rates and spread, respectively, and is part of our forward MSR hedging strategy. On November 1, 2024, we completed the acquisition of $3.0 billion UPB of HECM loans along with HMBS-related borrowings and other assets from MAM that we subserviced. We expect higher net interest income (reported as fair value changes) due to higher UPB and increased volatility in fair value changes that we expect would largely be offset with our MSR hedging strategy, refer to Note 22 – Subsequent Events and Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail on our hedge strategy.
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and prepayments. We expect the MSR realization of expected cash flows to generally follow the growth or size of our MSR portfolio net of ESS financing liabilities and pledged MSR liabilities with our MSR capital partners. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes due to changes in interest rates are partially offset by derivative fair value changes that economically hedge the MSR portfolio to the extent of our hedge coverage ratio and hedge performance. Refer to the sensitivity analysis in Item 3. Quantitative and Qualitative Disclosures About Market Risk for further detail.
Operating expenses - Compensation and benefits are a significant component of our cost-to-service and cost-to-originate and is directly correlated to headcount levels. Headcount in Servicing is primarily driven by the number of loans or UPB being serviced and subserviced, and by the relative mix of performing, delinquent and defaulted loans. As servicing volume is expected to modestly increase (see above), we expect a stable workforce with productivity gains. We expect our Originations headcount and operating expenses to align with the expected growth in volume. Our operating expenses are expected to correlate with volumes, with some productivity and efficiencies expected through our technology and continuous improvement initiatives.
Net interest expense - Interest expense varies based on changes in average debt balance and changes in interest rate on our variable rate debt. The average balance of collateralized financing facilities trends with the balance of the underlying assets discussed above (including MSR, advances and loans). We expect interest expense on our collateralized financing facilities to trend with short-term interest rate changes. Interest expense on our warehouse loan facilities is expected to be largely offset by interest income on our Originations pipeline loans. We also expect interest expense on our corporate debt to decline upon the consummation of our refinancing transactions, refer to Note 22 – Subsequent Events.
Stockholders’ equity - With the above considerations, we expect our businesses to continue to generate net income and increase our equity in 2025, absent any significant adverse change in interest rates, hedge performance or other factors. We also expect our profitability in the fourth quarter of 2024 to be negatively affected by our refinancing transactions, partly offset by the expected gain on MAV sale. Conversely, we expect our profitability in 2025 to be favorably impacted by our refinancing transactions, with an overall lower interest expense on our corporate debt after consideration of preferred stock dividend. Refer to Note 22 – Subsequent Events.

SEGMENT RESULTS OF OPERATIONS
Our activities are organized into two reportable business segments that reflect our primary lines of business - Servicing and Originations - as well as a Corporate Items and Other segment.

SERVICING
We earn contractual monthly servicing fees pursuant to servicing agreements pertaining to MSRs we own, which are typically payable as a fixed percentage of UPB, as well as ancillary fees that include float earnings, late fees, and other fees, where permitted. We also earn fees under subservicing arrangements with other institutions that own MSRs, which are typically on a per-loan basis and vary based on loan delinquency status.
As of September 30, 2024, we serviced 1.4 million mortgage loans with an aggregate UPB of $298.9 billion.
Concentration
Rithm is one of our largest subservicing clients accounting for $42.2 billion, or 14% of the UPB and 25% of the loan count of our total servicing and subservicing portfolio as of September 30, 2024, and approximately 64% of all delinquent loans that Onity services. The servicing agreements automatically renew annually unless notice of termination is provided. Refer to Note 8 — Other Financing Liabilities, at Fair Value and Note 22 – Subsequent Events.
MAV represented $41.9 billion, or 14% of the UPB and 11% of the loan count of our total servicing and subservicing portfolio as of September 30, 2024. In May 2021, PHH entered into a subservicing agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. MAV provides us with a source of additional subservicing volume, either with the MSRs that MAV purchases outright from third parties or with the MSRs that MAV purchases from PHH. Refer to Note 11 - Investment in Equity Method Investee and Related Party Transactions and Note 22 – Subsequent Events.
Loan Resolutions
We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. Reducing delinquencies also enables us to recover advances and recognize additional ancillary income such as late fees, which we do not recognize on delinquent loans until they are brought current. Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) repayment plan alternatives, (iii) a discounted payoff of the loan (e.g., a “short sale”), or (iv) foreclosure or deed-in-lieu-of-foreclosure and sale of the resulting REO. Loan modifications must be made in accordance with the applicable servicing agreement as such agreements may require approvals or impose restrictions upon, or even forbid, loan modifications. To select an appropriate loan modification option for a borrower, we perform a structured analysis, using a proprietary model, of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. Our proprietary model includes, among other things, an assessment of re-default risk.

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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”), so we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most subservicing agreements, including our agreements with Rithm and MAV, provide for prompt reimbursement of any advances from the owner of the servicing rights.
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
We report all fair value changes of our MSR portfolio and MSR hedges within MSR valuation adjustments, net. MSR valuation adjustments, net includes the loss on the MSR portfolio associated with the realization of its expected cash flows, or runoff, due to the passage of time, and any fair value gains or losses due to inputs, market interest rates or assumptions, net of hedging gains and losses. Included in MSR valuation adjustments, net are fair value gains and losses of the MSR pledged liability associated with the MSR transfers that do not meet sale accounting and the ESS financing liabilities for which we elected the fair value option and that is collateralized by MSRs.
Reverse Mortgages
We originate and purchase reverse mortgage loans through our Originations business, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans are generally insured by the FHA, which provides protection against risk of borrower default, and are securitized through the Ginnie Mae program. As the securitization of reverse mortgage loans does not achieve sale accounting treatment, the loans remain on our balance sheet as Loans held for investment, at fair value together with the securitization HMBS-related borrowings, at fair value.
Our servicing activities of reverse loans are generally consistent with forward mortgage loan servicing as described above, with the following additional functions: the funding of borrower advances or draws under their approved borrowing capacity and the repurchase of loans upon reaching a limit:
a.     Borrower draw funding obligation - Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity. Any borrower draws or tails are funded by the servicer and are securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days). Also refer to Liquidity and Capital Resources, Use of Funds.
b.     Loan repurchase obligation - As an HMBS issuer, we are required to purchase loans out of the Ginnie Mae securitization pools once they reach 98% of the maximum claim amount (MCA buyouts). Active buyouts are assigned to HUD and payment is received from HUD through a claims process, generally within 30 days. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount; we bear the risk of exposure if the outstanding balance on a loan exceeds the maximum claim amount. Inactive buyouts (loans that are in default for one of the following reasons - title conveyances or the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property securing the inactive reverse loan for an acceptable price within the timeframe established by HUD (six months), we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remains with us; we may incur additional losses on REO properties as they progress through the liquidation processes related to delayed timelines due to market conditions, sales commissions, property preservation costs or property tax and insurance advances. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
The Gain on reverse loans held for investment and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings, that comprise the following:
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
The fair value of our Ginnie Mae securitized HECM loan portfolio net of HMBS-related Borrowings generally decreases as market interest rates rise and increases as market rates fall. The exposure is managed as part of our MSR hedging strategy (see Item 3 - Quantitative and qualitative disclosures about market risk, Loans Held for Investment and HMBS-related Borrowings and the associated interest rate sensitivity disclosure).
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net strictly reflects the financial performance of owned loans/servicing and excludes any subservicing activity. The financial performance associated with the subservicing of reverse mortgage loans on behalf of investors is primarily reflected within Servicing and subservicing fees, net.
Since 2023, we have opportunistically acquired reverse mortgage assets from financial institutions, including active and inactive reverse mortgage loan buyouts, advances, claim receivables from HUD and real estate properties. We finance our asset acquisitions together with the buyouts of our own portfolio through on-balance sheet private placement securitizations (referred to as OLIT). The financial performance of our reverse asset management is reported within the Servicing segment, primarily as Gains (losses) on loans held for sale, and is affected by multiple factors, including liquidation timeline and changes in market interest rates.

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
The following table summarizes our latest key servicer ratings:

PHH
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS3+
Residential Subprime Servicer	SQ3+	Above Average	RPS3+
Residential Special Servicer	SQ3+	Above Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3+	Above Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Stable

Date of last action	August 10, 2023	October 11, 2024	February 15, 2024
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of last action	—	October 11, 2024	—
In addition to servicer ratings, the agencies may from time to time assign an outlook to the rating status. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised”.
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
On October 11, 2024, S&P affirmed the Above Average ratings and Stable outlook citing the company’s experienced management and team, effective systems and technology, sound control framework and good servicing performance metrics, among other factors.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics	September 30,	June 30,	% Change	September 30,	% Change
	2024	2024		2023
Assets Serviced
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$288.2	$292.3	(1)%	$283.4	2%
Non-performing loans	10.3	11.7	(12)	11.8	(12)
Non-performing real estate	0.4	0.5	(2)	0.5	(7)
Total	$298.9	$304.5	(2)%	$295.7	1%

Non-performing to total %	3.6%	4.0%	(10)%	4.1%	(13)%

Conventional loans (2)	$196.9	$203.7	(3)%	$193.7	2%
Government-insured loans	38.1	35.4	8	36.0	6
Non-Agency loans	64.0	65.4	(2)	65.9	(3)
Total	$298.9	$304.5	(2)%	$295.7	1%

Conventional loans to total %	65.9%	66.9%	(2)%	65.5%	1%

Servicing portfolio (3)	$129.0	$131.1	(2)%	$128.2	1%
Subservicing portfolio
Subservicing - forward	59.7	50.0	20%	34.6	73%
Subservicing - commercial	4.2	4.0	5%	3.3	25%
Subservicing - reverse	12.6	14.2	(11)	18.6	(32)
Total subservicing	76.4	68.1	12	56.5	35
MAV (4) (5)	41.9	52.9	(21)	56.7	(26)
Rithm (5) (6)	42.2	43.1	(2)	46.0	(8)
Other MSR capital partners (5)	9.4	9.1	3	8.2	15
Total	$298.9	$304.5	(2)%	$295.7	1%

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Prepayment speed (CPR) (7):
% Voluntary CPR	5.5%	4.8%	14%	4.7%	4.2%	11%
% Involuntary CPR	0.3	0.3	(9)	0.3	0.3	7
% Total CPR	9.0%	8.4%	8%	8.2%	7.8%	5%

Number of completed modifications (in thousands)	4.8	4.7	2%	13.4	11.2	20%
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Conventional loans include prime loans with a UPB of $10.2 billion and $10.5 billion at September 30, 2024 and June 30, 2024, respectively, that we service or subservice. This compares to prime loans with a UPB of $13.3 billion at September 30, 2023. Prime loans are generally good credit quality loans that meet GSE underwriting standards.
(3)Includes HECM reverse mortgage loans held for investment with a UPB of $7.9 billion that are recognized in our unaudited consolidated balance sheet at September 30, 2024.
(4)Includes $20.1 billion UPB subserviced and $21.9 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment at September 30, 2024.

(5)Loans serviced pursuant to our sale or transfer agreements with MAV, Rithm or others for which sale accounting is not achieved, and loans subserviced.
(6)Includes $32.9 billion UPB of subserviced loans on behalf of Rithm at September 30, 2024.
(7)Total 3-month % CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.
The following table provides the rollforward of activity of our portfolio of mortgage loans serviced that includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)		Count (000’s)
	2024	2023	2024	2023
Portfolio at January 1	$288.4	$289.7	1,344.5	1,378.9
Additions (1)	23.1	17.5	74.0	59.5
MSR sales	—	—	(0.1)	(0.1)
Servicing transfers (1)	(2.6)	(2.2)	(9.7)	(7.7)
Runoff	(6.6)	(6.5)	(25.8)	(26.9)
Portfolio at March 31	302.3	298.5	1,382.9	1,403.7
Additions (1)	18.8	7.4	61.6	23.1
MSR sales	(6.2)	—	(25.8)	(0.1)
Servicing transfers (1)	(3.0)	(9.3)	(11.9)	(34.7)
Runoff	(7.4)	(8.0)	(28.4)	(32.9)
Portfolio at June 30	304.5	288.5	1,378.5	1,359.1
Additions (1) (2) (3) (4)	26.0	16.0	85.1	49.7
MSR Sales (3)	(8.6)	—	(28.4)	—
Servicing transfers (1)	(15.4)	(1.4)	(57.0)	(5.0)
Runoff	(7.6)	(7.5)	(27.8)	(30.5)
Portfolio at September 30	$298.9	$295.7	1,350.5	1,373.2
(1)Includes the volume UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Additions include purchased MSRs on portfolios with a UPB of $472.9 million and $113.0 million that have not yet transferred to the PHH servicing system as of September 30, 2024 and September 30, 2023, respectively, but for which we have legal title. The seller continues to subservice the loans on an interim basis until servicing transfer.
(3)Includes MSRs sold to an unrelated third party with a UPB of $8.5 billion for which PHH is performing interim subservicing.
(4)Excludes MSRs and whole loans acquired from unrelated third parties in the third quarter of 2024 with a UPB of $0.9 billion for which PHH was previously performing the subservicing.

The following table provides a breakdown of our servicer advances, net of allowance for losses:

	September 30, 2024				December 31, 2023
Advances by investor type	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total	Principal and Interest	Taxes and Insurance	Foreclosures, Bankruptcy, REO and Other	Total
Conventional	$1.0	$42.1	$6.7	$49.8	$3.5	$91.2	$6.2	$100.8
Government-insured	4.1	28.3	21.8	54.3	3.3	37.7	19.3	60.2
Non-Agency	160.7	169.8	88.1	418.6	205.5	214.3	97.9	517.7
Total, net	$165.8	$240.3	$116.6	$522.7	$212.2	$343.2	$123.3	$678.8

The following table provides selected operating statistics related to our reverse mortgage loans reported within our Servicing segment:

	September 30,	June 30,	% Change	September 30,	% Change
	2024	2024		2023
Reverse Mortgage Loans
Unpaid principal balance (UPB) in millions:
Loans held for investment (1)	$7,867.2	$7,782.2	1%	$7,488.1	5%
Active Buyouts (2)	141.5	96.2	47	62.6	126
Inactive Buyouts (2)	492.4	286.9	72	196.3	151
Total	$8,501.1	$8,165.3	4%	$7,747.1	10%
Inactive buyouts % to total	5.8%	3.5%	2.3%	2.5%	3.3%

Future draw commitments (UPB) in millions:	1,822.7	1,799.3	1%	1,762.2	3%

Fair value in millions:
Loans held for investment (1)	$8,214.4	$8,109.4	1%	$7,671.1	7%
HMBS related borrowings	8,132.5	8,035.4	1	7,613.6	7
Net asset value (HECM or reverse MSR)	$81.9	$74.0	11%	$57.5	43%
Net asset value to UPB	1.04%	0.95%		0.77%
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

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Revenue
Servicing and subservicing fees	$210.2	$210.1	—%	624.5	$705.9	(12)%
Gain (loss) on loans held for sale, net	9.4	(0.2)	n/m	11.0	13.0	(15)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	11.9	2.8	323	23.2	3.9	500
Other revenue, net	4.7	4.4	6	13.5	11.4	18
Total revenue	236.1	217.2	9%	672.3	734.3	(8)%

MSR valuation adjustments, net	(35.6)	(35.8)	—%	(83.9)	(142.4)	(41)%

Operating expenses
Compensation and benefits	26.0	24.5	6%	75.8	81.3	(7)%
Servicing expense	8.9	11.2	(20)	33.3	44.8	(26)
Occupancy, equipment and mailing	6.7	6.6	2	20.2	21.7	(7)
Technology and communications	6.0	6.2	(3)	18.4	18.6	(1)
Professional services	9.6	2.8	238	19.5	27.5	(29)
Corporate overhead allocations	11.5	10.8	7	33.2	34.0	(2)
Other expenses	0.9	0.9	(1)	2.9	6.4	(55)
Total operating expenses	69.6	63.1	10%	203.3	234.2	(13)%

Other income (expense)
Interest income	8.4	7.2	17%	22.3	16.0	39%
Interest expense	(46.6)	(47.0)	(1)	(139.4)	(128.2)	9
Pledged MSR liability expense	(42.3)	(46.1)	(8)	(133.4)	(219.9)	(39)
Earnings of equity method investee	0.8	3.1	(74)	6.7	5.9	13
Other, net	(3.4)	(2.9)	20	(6.9)	(3.8)	82
Other income (expense), net	(83.2)	(85.7)	(3)%	(250.8)	(329.9)	(24)%

Income (loss) before income taxes	$47.7	$32.6	46%	$134.3	$27.7	384%

Servicing and Subservicing Fees

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Loan servicing and subservicing fees:
Servicing and subservicing fees	154.0	157.2	(2)%	467.9	552.6	(15)%
Ancillary income	56.1	52.9	6	156.6	153.4	2
Total	$210.2	$210.1	—%	$624.5	$705.9	(12)%
The following table and discussion present the drivers of servicing and subservicing fees.

	Three Months Ended		% Change	Nine Months Ended			% Change
	September 30,	June 30,		September 30,		September 30,
	2024	2024		2024		2023
Servicing fees
Average servicing UPB (1) (6)	$164.2	$168.9	(3)%	$168.0		$202.3	(17)%
Average servicing fee (2)	0.30	0.30	—	0.30		0.32	(7)
Servicing fees (3)	125.1	$128.6	(3)	$380.8		491.4	(23)

Subservicing fees
Average number of subserviced loans (4) (7)	606.5	596.1	2	580.9		299.3	94
Average monthly fee per loan (5)	16	16	(1)	17		23	(27)
Subservicing fees (3)	28.9	28.6	1	87.1	57.6	61.2	42

Servicing and subservicing fees (excluding Ancillary income)	$154.0	$157.2	(2)%	$467.9		$552.6	(15)%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.
(6) Includes $35.3 billion average UPB of MSRs in the nine months ended September 30, 2023, previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
(7) Includes an average 255 thousand, 260 thousand and 260 thousand loans subserviced under Rithm agreements in the three months ended September 30, 2024, three months ended June 30, 2024 and nine months ended September 30, 2024, respectively, of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
Servicing and subservicing fees (excluding Ancillary income) for the three months ended September 30, 2024 declined $3.2 million compared to the three months ended June 30, 2024, due to a 3% decrease in average servicing UPB, driven by MAV’s sale of MSRs (previously sold by Onity to MAV in a transaction which did not qualify for sale accounting treatment). Subservicing fees remained unchanged compared to the three months ended June 30, 2024.
Compared to the nine months ended September 30, 2023, our servicing and subservicing fees (excluding Ancillary income) for the nine months ended September 30, 2024 decreased $84.7 million, or 15% with a $110.6 million decrease in servicing fees partially offset by a $25.9 million increase in subservicing fees. These variances are largely due to the effects of our accounting derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023 ($95.3 million servicing fees remitted to Rithm recognized in the nine months ended September 30, 2023). Effective January 1, 2024, as PHH continues to subservice the portfolio, the statement of operations reflects subservicing fee revenue as opposed to the previous gross presentation of servicing fee revenue (collections) and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense (see further discussion below). These required accounting presentation changes do not affect the amount of net fee retained by Onity in connection with the Rithm servicing agreements (Loan servicing and subservicing fees less Pledged MSR liability expense).

The $110.6 million decrease in servicing fees compared to the nine months ended September 30, 2023 is primarily attributed to $133.6 million servicing fees collected on behalf of Rithm recorded in the first nine months of 2023 related to the previously sold MSRs derecognized on December 31, 2023, offset in part by higher fees in the first nine months of 2024 attributed to other MSR capital partners and MAV, growth in Ginnie Mae servicing UPB and $8.2 million increased collection of previously deferred non-Agency servicing fees. The $25.9 million increase in subservicing fees is mostly due to the effects of our derecognition of MSRs previously sold to Rithm as discussed above, with $38.9 million higher forward subservicing fees, partially offset by a $13.0 million reduction in reverse mortgage subservicing fees due to portfolio runoff.
The following table presents the detail of our ancillary income:

Ancillary Income	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Custodial accounts (float earnings)	$35.4	$31.9	11%	94.5	$77.9	21%
Late charges	8.8	8.7	2	$25.5	28.8	(11)
Reverse subservicing ancillary fees	5.2	6.2	(16)	18.1	26.1	(31)
Other	6.7	6.2	8	18.6	20.5	(9)
Ancillary income	$56.1	$52.9	6%	$156.6	$153.4	2%

Ancillary income for the three months ended September 30, 2024 increased by $3.2 million, or 6% compared to the three months ended June 30, 2024 primarily due to a $3.6 million increase in float earnings mostly attributable to seasonally higher average float balances, offset in part by $1.0 million decrease in reverse subservicing related ancillary fees driven by portfolio runoff.
Compared to the nine months ended September 30, 2023, ancillary income for the nine months ended September 30, 2024 increased by $3.2 million, or 2% largely driven by a $16.6 million increase in float earnings mostly due to higher short-term market interest rates, partially offset by an $8.0 million decline in reverse subservicing ancillary fees driven by portfolio runoff, a $3.3 million reduction in late charges and a $1.8 million decline in loan collection fees primarily driven by the Rithm portfolio derecognition.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $9.4 million gain on loans held for sale, net for the three months ended September 30, 2024, compared to a $0.2 million loss recognized in the three months ended June 30, 2024, mostly due to reverse mortgage buyouts in the third quarter of 2024, partly driven by market interest rate decline and favorable assumption updates.
Compared to the nine months ended September 30, 2023, Gain on loans held for sale, net for the nine months ended September 30, 2024 decreased by $2.0 million, mostly due to reverse mortgage buyouts in connection with our opportunistic acquisitions and securitization strategy.

Gain (Loss) on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
The following table presents the components of the fair value change of reverse loans held for investment and HMBS-related borrowings, net.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	% Change	September 30,	September 30,	% Change
	2024	2024		2024	2023
Net interest income (servicing fee)	$6.2	$6.1	2%	$18.2	$17.7	3%
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	5.7	(3.3)	(273)	5.0	(13.8)	(136)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$11.9	$2.8	323%	$23.2	$3.9	500%
Gain on reverse loans held for investment and HMBS-related borrowings, net increased $9.1 million for the three months ended September 30, 2024 compared to the three months ended June 30, 2024 largely driven by a favorable decline in market interest rates. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate declined 55 basis points during the three months ended September 30, 2024 and increased 16 basis points during the three months ended June 30, 2024. Net interest income remained mostly flat (+2%), consistent with the portfolio growth.
Compared to the nine months ended September 30, 2023, Gain on reverse loans held for investment and HMBS-related borrowings, net for the nine months ended September 30, 2024 increased $19.4 million largely due to a decrease in market rates vs. an increase in the prior year period and yield spread tightening vs. widening in the prior year period. The 10-year Treasury rate declined 7 basis points during the nine months ended September 30, 2024 compared to an increase of 71 basis points during the nine months ended September 30, 2023. Net interest income remained mostly flat (+ 3%), consistent with the portfolio growth.

MSR Valuation Adjustments, Net
Refer to the discussion above within Overview-Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
The following table summarizes the impact of our MSR interest rate hedging strategy on Servicing segment results. Refer to MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail. Net MSR portfolio exposure gains (losses) comprise the fair value changes of the MSR portfolio attributable to rates and assumption changes, the MSR hedging derivative gains and losses, and other fair value changes of the HECM loans and HMBS-related borrowings used as a hedge for risk management purposes.

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
MSR fair value gains (losses) due to rate and assumption changes (1) - Servicing (2)	(49.7)	52.9	84.3	84.3
MSR hedging derivative fair value gain (loss) (1)	54.3	(50.6)	(50.0)	(119.7)
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net (3)	5.7	(3.3)	5.0	(13.8)
Net MSR portfolio exposure gains (losses)	$10.3	(1.0)	39.3	$(49.2)
(1)See MSR valuation adjustments, net within the Overview section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)Excludes MSR valuations adjustments, net reported within the Originations Segment.
(3)See “Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net” in above table.
The Net MSR portfolio exposure gains of $10.3 million for the three months ended September 30, 2024 are largely driven by favorable assumption updates to reflect actual market trade pricing levels as our MSR hedge strategy was effective at reducing net fair value changes due to interest rate changes. With a 90-110% targeted hedge coverage ratio, the fair value losses of the MSR portfolio due to the decline in market interest rates in the third quarter of 2024 were largely offset by gains on MSR hedging derivatives and loans held for investment net of HMBS-related borrowings. The favorable change from the prior quarter is driven by favorable assumption updates, higher hedge performance and lower hedge costs despite volatile market conditions.
The favorable change of Net MSR portfolio exposure gains for the nine months ended September 30, 2024 compared to losses for the nine months ended September 30, 2023 is mainly driven by changes in interest rates, our adoption of a 95-105% hedge coverage ratio in December 2023 (revised to 90-110% in April 2024) and assumption updates that reflect market trade pricing levels in the respective periods.
Compensation and Benefits

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Compensation and benefits	$26.0	$24.5	6%	$75.8	$81.3	(7)%

Average Employment - Servicing	3,073	3,148	(2)%	3,169	3,438	(8)%
Compensation and benefits expense for the three months ended September 30, 2024 increased $1.4 million or 6% compared to the three months ended June 30, 2024 primarily due to an increase in estimated annual cash awards based on our year-to-date financial performance.
Compared to the nine months ended September 30, 2023, Compensation and benefits expense for the nine months ended September 30, 2024 decreased $5.5 million or 7%, mostly driven by the headcount reduction. The average headcount decreased 8% driven by the integration of reverse servicing and the runoff of our reverse subservicing portfolio. The increase in the estimated annual cash awards in the third quarter of 2024 discussed above was offset by severance expense recorded in the nine months ended September 30, 2023.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses.

Servicing expense declined $2.3 million in the three months ended September 30, 2024 compared to the three months ended June 30, 2024, primarily as a result of a release of representation and warranty indemnification obligations due to a favorable settlement in the third quarter of 2024.
Compared to the nine months ended September 30, 2023, Servicing expense for the nine months ended September 30, 2024 declined $11.5 million. The decline in servicing expenses is primarily attributed to a $7.2 million favorable change in provision for indemnification obligations driven by recoveries and favorable resolutions in the nine months ended September 30, 2024 and new demands in the nine months ended September 30, 2023. In addition, the decline in servicing expense is due to lower claim loss on Ginnie Mae loan repurchases, driven by lower severity, partially offset by a higher insurance loss expense in line with higher quota share on reinsurance premiums assumed.
Other Operating Expenses
Professional services for the three months ended September 30, 2024 increased $6.7 million, compared to the three months ended June 30, 2024, mostly due to reimbursements received in the second quarter of 2024 from mortgage loan investors related to prior year legal expenses and payments following resolution of legacy litigation matters.
Compared to the nine months ended September 30, 2023, Professional services expense for the nine months ended September 30, 2024 declined $7.9 million mostly due to the reimbursements received in the second quarter of 2024 from mortgage loan investors discussed above and a reduction in outsourcing costs in our reverse subservicing business.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.
The following table presents details related to interest expense and its drivers.

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Interest Expense
Advance match funded liabilities	$9.1	$9.3	(3)%	$28.8	$31.0	(7)%
Mortgage loan financing facilities	9.8	10.1	(3)	28.3	15.8	79
MSR financing facilities	18.6	19.6	(5)	56.1	51.9	8
Corporate debt interest expense allocation	6.4	6.6	(3)	20.2	22.8	(12)
Escrow	2.8	1.4	98	6.0	6.6	(9)
Total interest expense	$46.6	$47.0	(1)%	$139.4	$128.2	9%

Average balances
Advance match funded liabilities	$365.7	$391.2	(7)%	$399.6	$428.4	(7)%
Mortgage loan financing facilities	395.9	347.8	14	342.2	259.9	32
MSR financing facilities	876.0	915.4	(4)	884.3	878.9	1
Total asset-backed financing	$1,637.7	$1,654.5	(1)%	$1,626.0	$1,567.2	4%

Effective average interest rate
Advance match funded liabilities	9.91%	9.53%	4%	9.62%	9.65%	—%
Mortgage loan financing facilities	9.85	11.61	(15)	11.01	8.11	36
MSR financing facilities	8.50	8.58	(1)	8.46	7.87	8

Average 1-month term SOFR	5.22%	5.33%	(2)%	5.29%	4.99%	6%
Interest expense for the three months ended September 30, 2024 remained mostly flat (decreased 1%), compared to the three months ended June 30, 2024.
Compared to the nine months ended September 30, 2023, interest expense for the nine months ended September 30, 2024 increased $11.3 million, or 9%, mostly driven by a $12.5 million increase in interest expense on the OLIT mortgage loan financing relating to our reverse buyouts. In addition, interest expense on MSR financing facilities increased $4.2 million, largely driven by a higher average funding cost, largely attributed to the second lien PLS MSR financing facility entered into in March 2024 and renegotiation of a GSE financing facility. In addition, average short-term market interest rates increased by 30 basis points in the first nine months of 2024 compared to the same period of 2023. These increases were partially offset by a $2.2 million decrease in interest on Advance funding liabilities, mostly driven by the decline in average debt balances for servicing advances due to our advance collection efforts, and $2.6 million lower corporate debt interest allocation due to our repurchase of $47.4 million and $23.5 million of the PMC Senior Secured Notes during March 2024 and September 2024, respectively.
Interest income for the three months ended September 30, 2024 increased $1.2 million compared to the three months ended June 30, 2024 primarily due to reverse mortgage buyouts acquired in the third quarter of 2024. Compared to the nine months ended September 30, 2023, interest income increased $6.3 million for the nine months ended September 30, 2024, primarily due to the reverse mortgage buyouts acquired in the first and third quarters of 2024 and the second quarter of 2023.
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
The following table provides the components of Pledged MSR liability expense:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Servicing fees collected on behalf of third parties	$33.2	$36.9	(10)%	$106.8	$230.0	(54)%
Less: Subservicing fee retained	(6.5)	(6.8)	(4)	(20.4)	(58.1)	(65)
Ancillary fee/income and other settlement (including expense reimbursement)	2.8	3.0	(6)	8.1	9.9	(18)
Net servicing fee remittance (1)	29.5	33.1	(11)	94.6	181.8	(48)
ESS servicing spread remittance	12.8	13.0	(1)	38.9	38.1	2
Pledged MSR liability expense	$42.3	$46.1	(8)%	$133.4	$219.9	(39)%
(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.
Pledged MSR liability expense for the three months ended September 30, 2024 decreased $3.7 million, or 8%, compared to the three months ended June 30, 2024, mostly driven by MAV’s sale of MSRs (previously sold by Onity to MAV in a transaction which did not qualify for sale accounting treatment) and resultant derecognition of the Pledged MSR liability during the three months ended September 30, 2024.
Compared to the nine months ended September 30, 2023, Pledged MSR liability expense for the nine months ended September 30, 2024 decreased $86.5 million largely due to the accounting derecognition of MSRs previously sold to Rithm for which sale accounting criteria were met effective December 31, 2023 ($33.4 billion UPB), partially offset by the increase in the portfolio of MSRs sold to MSR capital partners. Effective January 1, 2024, as PHH continues to subservice the portfolio, the statement of operations reflects subservicing fee revenue as opposed to the previous gross presentation of servicing fee revenue (collections) and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense.
Servicing fee and Pledged MSR liability expense continues to be presented on a gross basis for those MSRs sold to Rithm for which title has not transferred, also referred to as Right to MSR ($9.3 billion UPB at September 30, 2024). The following table presents a subset of the above table related to Rithm, specifically the subservicing fees retained by Onity together with the associated serviced UPB on behalf of Rithm:

Rithm Servicing and Subservicing Fees	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Servicing fees collected on behalf of Rithm	$12.8	$13.1	(2)%	$38.8	$175.1	(78)%
Less: Subservicing fee retained (3)	(3.6)	(3.7)	(2)	(11.2)	(50.8)	(78)
Pledged MSR liability expense (Net servicing fees remitted to Rithm) (1) (2)	$9.2	$9.4	(2)%	$27.6	$124.3	(78)%

Average Rithm UPB ($ in billions)	$9.4	$9.6	(2)%	$9.6	$47.6	(80)%
Average annualized retained subservicing fees as a % of Rithm UPB	0.16%	0.16%	—%	0.16%	0.14%	10%
(1)Reported within Pledged MSR liability expense.
(2)Excludes ancillary income.
(3)Net subservicing compensation of Onity retained and contractually agreed upon with Rithm.
Earnings of equity method investee represents our 15% share of MAV Canopy. Earnings for the three months ended September 30, 2024 decreased $2.3 million compared to the three months ended June 30, 2024. Compared to the nine months ended September 30, 2023, earnings increased $0.8 million for the nine months ended September 30, 2024. The changes are largely attributed to the impact of changes in market interest rates on the underlying MSR portfolio held by MAV in the respective periods and actual trade prices.

ORIGINATIONS
We originate and purchase loans and MSRs through multiple channels. Loans conform to the underwriting standards of Fannie Mae or Freddie Mac (GSEs) or are government-insured (FHA, VA or USDA). We generally sell immediately the loans in the secondary mortgage market through GSE and Ginnie Mae securitizations on a servicing retained basis.
The Originations business generates a gain on sale of loans, which represents the difference between the origination or purchase value and the sale or securitization value of the loans, and fee revenue.
We conduct our Originations business through the following five channels:
1- Consumer Direct
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
2- Correspondent Lending
Our correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of September 30, 2024, we have relationships with 711 approved correspondent sellers.
3- Reverse Originations
We originate and purchase reverse mortgage loans through our retail, wholesale and correspondent lending channels, under the guidelines of the HECM reverse mortgage insurance program of the FHA. Loans originated under this program are generally insured by the FHA, which provides protection against risk of borrower default. As the securitizations of reverse mortgage loans do not achieve sale accounting treatment and the loans remain reported as Loans held for investment, at fair value together with the securitization HMBS-related borrowings, revenue mostly include the fair value changes of the loan from lock date to securitization date that are reported in Gain on reverse loans held for investment and HMBS-related borrowings, net.
4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of September 30, 2024, we have relationships with 496 approved sellers through the Agency Cash Window co-issue programs.
5- Subservicing Growth
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

Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$4.32	$4.13	5%	$11.14	$9.35	19%
Consumer Direct	0.24	0.16	52	0.51	0.26	94
	$4.57	$4.29	6%	$11.65	$9.62	21%

% Purchase production	82%	83%	(2)	82%	85%	(4)
% Refinance production	18	17	8	18	15	22

Reverse loans (1)
Correspondent	$0.14	$0.12	17%	$0.38	$0.30	27%
Wholesale	0.03	0.04	(18)	0.09	0.13	(33)
Retail	0.02	0.03	(4)	0.07	0.07	3
	$0.20	$0.18	7%	$0.55	$0.51	8%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$3.79	$2.48	53%	7.90	$6.58	20%
Bulk purchases	0.62	0.31	97	1.55	0.32	377
Bulk reverse purchases	0.91	—	n/m	1.05	0.08	n/m
	$5.31	$2.79	90	$10.50	$6.98	50

Total	$10.08	$7.26	39%	$22.70	$17.10	33%

Short-term loan commitment (2) (at period end; in millions)
Consumer Direct	$285	$136	109%	$285	$70	304%
Correspondent	1,389	1,396	(1)%	1,389	1,056	32%
Total Forward loans	$1,673	$1,532	9%	$1,673	$1,126	49%
Reverse loans	27	22	21%	27	21	27%

Average Headcount - Originations	495	480	3%	480	504	(5)%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.
(2)Also refer to interest rate lock commitments in Note 15 – Derivative Financial Instruments and Hedging Activities. The amounts are presented before application of any pull-through adjustment.

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Revenue
Gain on loans held for sale, net	$16.4	$16.7	(1)%	$42.2	$23.3	81%
Gain on reverse loans held for investment and HMBS-related borrowings, net	6.2	5.7	9	18.7	17.7	6
Other revenue, net (1)	7.0	6.9	2	18.0	14.2	27
Total revenue	29.6	29.2	1%	78.9	55.2	43%

MSR valuation adjustments, net	4.1	3.1	33	8.1	8.2	(1)

Operating expenses
Compensation and benefits	11.8	11.3	5%	33.3	32.1	4%
Origination expense	1.8	2.3	(24)	5.5	3.1	77
Technology and communications	1.9	1.7	7	5.3	5.4	(2)
Occupancy, equipment and mailing	0.7	0.5	29	1.7	1.6	4
Professional services	0.6	0.5	19	1.4	1.4	(1)
Corporate overhead allocations	4.2	4.3	(2)	12.4	14.4	(14)
Other expenses	1.3	1.4	(8)	3.7	4.1	(9)
Total operating expenses	22.2	22.0	1%	63.2	62.1	2%

Other income (expense)
Interest income	14.8	14.2	4%	38.6	40.8	(5)%
Interest expense	(16.2)	(14.9)	9	(41.4)	(44.0)	(6)
Other, net	—	(0.2)	(93)	(0.3)	(0.1)	(88)
Other income (expense), net	(1.4)	(0.9)	56%	(3.1)	(3.4)	(8)%

Income (loss) before income taxes	$10.2	$9.4	8%	$20.7	$(2.2)	n/m
(1)Includes ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level of $1.0 million and $2.0 million for the three and nine months ended September 30, 2024, respectively, $0.7 million for the three months ended June 30, 2024 and $1.6 million for the nine months ended September 30, 2023.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Origination UPB (1) (in billions)
Correspondent	$4.32	$4.13	5%	$11.14	$9.35	19%
Consumer Direct	0.24	0.16	52	0.51	0.26	94
	$4.57	$4.29	6%	$11.65	$9.62	21%

% Gain on Sale Margin (2)
Correspondent	0.15%	0.27%	(43)%	0.20%	0.15%	32%
Consumer Direct	4.06	3.45	18	3.80	3.35	13
	0.36%	0.39%	(7)%	0.36%	0.24%	49%

Gain on Loans Held for Sale
Correspondent	$6.7	$11.2	(41)%	$22.7	$14.5	57%
Consumer Direct	9.8	5.5	79	19.4	8.8	120
	$16.4	$16.7	(1)%	$42.2	$23.3	81%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net for the three months ended September 30, 2024 was flat compared to the three months ended June 30, 2024, with a $4.5 million decrease in our Correspondent channel offset by a $4.3 million increase in Consumer Direct. The decrease in our Correspondent channel is due to a 43% decrease in margin, driven by execution gains recognized in the second quarter and a more volatile pricing environment in the third quarter, including as a result of pricing changes by the GSEs. The increase in our Consumer Direct channel is primarily driven by the 52% increase in loan funded volume attributed to the interest rate decline in the third quarter, with a 78 basis point decline in the 30-year fixed rate mortgage. We recognize gains on loans held for sale at the time of the interest rate lock commitment in accordance with GAAP and the margin increase is mostly due to the increase in interest rate lock commitment at September 30, 2024.
Compared to the nine months ended September 30, 2023, Gain on loans held for sale, net for the nine months ended September 30, 2024 increased $18.9 million, with a $10.6 million increase in Consumer Direct and an $8.3 million increase in our Correspondent channel. The increase in Consumer Direct gain is primarily driven by a 94% increase in loan funded volume, attributed to the interest rate decline in the third quarter of 2024 discussed above and our increased recapture operational capability. 2023 was the lowest production year for refinance over the past 20 years. In our Correspondent channel, the $8.3 million increase is driven by the increased loan production volume, attributed to our MSR replenishment strategy following our opportunistic MSR bulk sales.
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

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023
Origination UPB (1) (in billions)	$0.20	$0.18	7%	$0.55	$0.51	8%
Origination margin (2)	3.14%	3.09%	2	3.42%	3.49%	(2)
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations)	$6.2	$5.7	9%	$18.7	$17.7	6%
(1)Defined as the UPB of loans funded in the period.

(2)Ratio of origination gain to funded UPB. Note that the ratio includes loan fees.
Gain on reverse loans held for investment and HMBS-related borrowings, net remained mostly flat when comparing current periods with the prior quarter and the prior nine-month period, with both margins and volume relatively stable. The Reverse Originations production volume remains at a historical low level due to elevated interest rates.
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
Operating Expenses
Operating expenses for the three months ended September 30, 2024 remained mostly flat, compared to the three months ended June 30, 2024.
Compared to the nine months ended September 30, 2023, Operating expenses for the nine months ended September 30, 2024 increased $1.1 million. Originations expense increased $2.4 million and Compensation and benefits increased $1.2 million driven by higher production volume. The increase in Compensation and benefits was driven by higher commissions with higher production volume, partially offset by a decline in salaries and benefits, with a decrease in average U.S. based headcount as part of our cost-reduction efforts. Overhead allocations declined $2.0 million due to lower total corporate overhead expenses and a lower allocation percentage to Originations as a result of lower average headcount.
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

CORPORATE ITEMS AND OTHER
Corporate Items and Other includes expenses of corporate support services and activities that are not directly related to other reportable segments.
•Certain expenses incurred by corporate support services, such as technology, risk and compliance are allocated to the Servicing and Originations segments using various methodologies intended to approximate the utilization of such services.
•Interest expense on corporate debt is allocated to the Servicing and the Originations segments based on relative financing uses, with the exception of the Onity Senior Secured Notes issued by the holding company Onity Group Inc. Accordingly, the financing cost of the Servicing and Originations segments reflects and is consistent with the financing structure of the licensed entity PHH that carries out these businesses and does not depend on the financing structure strategy of its parent, as a holding company.
•Effective in the fourth quarter of 2023, CRL, our wholly-owned captive reinsurance subsidiary, is reported in the Servicing segment. Segment results for the nine months ended September 30, 2023 have been recast to conform to the current segment presentation.

The following table presents selected results of operations of Corporate Items and Other. The amounts presented are before the allocation and elimination of balances and transactions with our other segments:

	Three Months Ended		% Change	Nine Months Ended		% Change
	September 30,	June 30,		September 30,	September 30,
	2024	2024		2024	2023

Revenue	$—	$—	—	—	$—	—

Operating expenses
Compensation and benefits	21.7	19.2	13%	59.1	58.0	2%
Professional services	7.2	7.4	(3)	19.1	(19.0)	(201)
Technology and communications	5.3	5.0	6	15.3	15.5	(1)
Servicing and origination	0.4	0.5	(11)	1.2	0.8	44
Occupancy, equipment and mailing	0.5	0.4	39	1.3	0.9	41
Other expenses	1.2	1.5	(20)	4.0	4.2	(6)
Total operating expenses before corporate overhead allocations	36.3	34.0	7%	99.9	60.4	65%
Corporate overhead allocations
Servicing segment	(11.5)	(10.8)	7%	(33.2)	(34.0)	(2)%
Originations segment	(4.2)	(4.3)	(2)	(12.4)	(14.4)	(14)
Total operating expenses	20.6	18.9	9%	54.3	12.1	350%

Other income (expense), net
Interest income	1.3	1.1	13%	3.6	3.4	5%
Interest expense	(11.4)	(11.2)	2	(33.8)	(32.6)	3
Gain on extinguishment of debt	0.3	—	n/m	1.8	1.2	50
Other, net	0.2	0.4	(54)	0.6	2.1	(70)
Other income (expense), net	(9.6)	(9.6)	—%	(27.8)	(26.0)	7%

Income (loss) before income taxes	$(30.2)	$(28.5)	6%	$(82.1)	$(38.0)	116%
Operating Expenses
Operating expenses before corporate overhead allocations increased by $2.4 million, or 7%, for the three months ended September 30, 2024 compared to the three months ended June 30, 2024, primarily driven by Compensation and benefits, specifically incentive compensation. The increase in incentive compensation is mostly due to an increase in estimated annual cash awards based on our year-to-date financial performance.
Operating expenses before corporate overhead allocations increased by $39.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by Professional services. Professional services for the nine months ended September 30, 2023 reflected the reversal of our loss contingency accrual related to the CFPB matter resolved in our favor in the second quarter of 2023 and recoveries of prior years’ legal expenses from private mortgage insurers. In addition, legal fees and litigation-related expenses increased by $2.1 million in the nine months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs.

In addition, we completed the following transactions during the nine months ended September 30, 2024:
•Repurchased $70.9 million of our PMC Senior Secured Notes for a price of $68.5 million, and recognized a $1.8 million net gain on debt extinguishment;
•Completed two private placement securitizations of HECM loans, and related receivables and REO properties, also referred to as reverse mortgage buyouts. In February and September 2024, different classes of asset-backed notes with an initial principal amount of $268.6 million and $330.6 million were issued at a discount, with a stated interest rate of 3% and 5% respectively, and a three-year mandatory call date;
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
•Entered into a repurchase agreement in June 2024 which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 30-day uncommitted basis, with the retained notes of the OLIT 2023 transaction pledged as collateral.
In addition, on November 1, 2024, Onity acquired certain reverse mortgage assets of MAM that are currently subserviced by PHH. The acquired assets include HECM reverse mortgage loans and mortgage servicing rights with a projected UPB of approximately $3 billion (which assets will be reflected on Onity’s balance sheet as Loans held for investment, at fair value along with the related borrowings, at fair value), $20.0 million cash, and other related reverse mortgage assets. In consideration of the MAM asset acquisition, Onity issued to Waterfall shares of a new series of non-convertible, perpetual preferred stock ("Series B Preferred Stock”) with an aggregate liquidation preference amount of $52.8 million, subject to certain post-closing adjustments. Concurrently, Onity entered into a two-year revolving line of credit with Waterfall, collateralized by certain acquired assets. The maximum committed amount decreases from an initial $45 million to $15 million after the first securitization of HECM tails. Refer to Note 22 – Subsequent Events.
Further, on November 6, 2024, we issued $500 million aggregate principal amount of 9.875% Senior Notes due 2029 at a price of 99.556%. The net proceeds from the sale of the notes, together with additional cash from Onity, are placed into escrow pending the satisfaction of certain conditions, including, but not limited to, the consummation of the sale by Onity of its 15% ownership interest in MAV Canopy to Oaktree. Upon satisfaction of the escrow conditions, the escrowed proceeds will be released and will be used, together with the net proceeds from the sale of the investment in MAV Canopy and available liquidity, to redeem all of the outstanding PMC Senior Secured Notes and Onity Senior Secured Notes. Refer to Note 22 – Subsequent Events.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information):

	September 30, 2024			December 31, 2023
	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Available Borrowing Capacity - Committed (1)	Available Borrowing Capacity - Uncommitted (1)
Advance facilities	$714	$273	$64	$714	$151	$64
Mortgage loan financing facilities	2,503	305	1,360	2,696	373	1,592
MSR financing facilities	1,200	318	164	1,082	128	38
Total	$4,417	$897	$1,587	$4,493	$652	$1,693
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Available Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings.
At September 30, 2024, none of the available borrowing capacity under our advance financing facilities could be funded based on the amount of eligible collateral that had been pledged to such facilities. We may utilize committed borrowing capacity under our mortgage loan financing facilities and MSR financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. At September 30, 2024, we had no committed borrowing capacity and $3.5 million uncommitted borrowing capacity under our mortgage loan financing facilities, and $27.1 million committed borrowing capacity and $67.0 million uncommitted borrowing capacity under our MSR financing facilities, based on the amount of eligible collateral. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.

At September 30, 2024, our $299.2 million total liquidity included $201.6 million unrestricted cash position and $97.6 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as discussed above. With total liquidity of $241.6 million at December 31, 2023, the increase is primarily driven by bulk MSR sales, reverse buyout OLIT securitizations, second lien PLS financing, partly offset by $70.9 million corporate debt repurchases (PMC Senior Secured Notes).
Effective September 30, 2023, we implemented the revised minimum tangible net worth and liquidity requirements for GSE and Ginnie Mae seller/servicers. We believe that we are in compliance with these requirements as of September 30, 2024.
Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. PHH would not be in compliance with the upcoming risk-based capital requirements if they were in effect as of September 30, 2024. On September 26, 2024, Ginnie Mae issued a waiver extending the deadline by which PHH must meet the risk-based capital ratio requirements to May 1, 2025. We are currently implementing certain actions intended to achieve compliance with the requirements. Also refer to Note 19 – Regulatory Requirements.
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
We have short-term commitments to lend $1.7 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at September 30, 2024. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $1.8 billion at September 30, 2024. During the nine months ended September 30, 2024, we funded $179.1 million out of the $1.8 billion borrowing capacity available at December 31, 2023. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases). We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice.
Regarding the current maturities of our borrowings, as of September 30, 2024, we have approximately $1.6 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $837.2 million of borrowings under forward and reverse mortgage loan financing facilities, $376.6 million of notes under advance financing facilities based on expected repayment, $342.8 million outstanding under GSE and Ginnie Mae MSR financing facilities maturing in the next 12 months, $28.8 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs and $34.0 million outstanding under a PHH repurchase agreement.
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
Our medium- and long-term requirements for cash include:
•Payment of interest and principal repayment of our PLS Notes that mature in 2025, our PMC Senior Secured Notes that mature in 2026 and our Onity Senior Secured notes owed to Oaktree that mature in 2027;
•Payment of interest and principal repayment of our OLIT securitization note issuances that have a three-year mandatory call date;
•Any payments associated with the confirmation of loss contingencies; and
•Any other payments required under contractual obligations discussed above that extend beyond one year.
We continuously evaluate alternative financings to diversify our sources of funds, optimize maturities and reduce our funding cost. In addition, we evaluate investment and capital allocation opportunities for any excess liquidity.
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
We also rely on the secondary mortgage market as a source of liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage-backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA, VA or USDA. In June 2023, we issued a private placement securitization of reverse mortgage buyouts with an initial principal amount of $264.9 million and a three-year mandatory call date, expanding our access to capital markets and reducing our reliance on warehouse financing facilities. In February 2024 and September 2024, we issued a second and third private placement securitization of reverse mortgage buyouts with an initial principal amount of $268.6 million and $330.6 million, respectively, both with a three-year mandatory call date.
We regularly evaluate financing structure options to support our investment plans, address upcoming debt maturities and accommodate our business needs. We strive to diversify our sources of funds and optimize asset-backed financing. We continuously evaluate the allocation of our capital to MSR and other investments, the related returns, funding and liquidity requirements. Accordingly, we may opportunistically acquire or sell MSRs or other investments. The relationships with MAV and other MSR capital partners continue to provide PHH with additional means to grow servicing volume and finance MSRs while maintaining capital and liquidity.

Covenants
Our debt agreements contain various qualitative and quantitative covenants including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. These covenants may limit the manner in which we conduct our business and may limit our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, nonpayment of principal or interest, noncompliance with our covenants, breach of representations, the occurrence of a material adverse change, insolvency, bankruptcy, certain material judgments and litigation and changes of control. See Note 13 – Borrowings to the Unaudited Consolidated Financial Statements for additional information regarding our covenants. The most restrictive liquidity requirement under our debt agreements, excluding additional Agency minimum liquidity requirements, is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At September 30, 2024, we held unrestricted cash in excess of this minimum amount. The minimum liquidity requirements for PHH contained in some debt agreements are also subject to the minimum requirement set forth by the Agencies. Refer to Note 19 – Regulatory Requirements.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of September 30, 2024.
Credit Ratings
The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating Agency	Rated Entity	Long-term Corporate Rating	Review Status / Outlook	Date of last action
Moody’s	Onity	B3	Stable	October 21, 2024
S&P	Onity	B-	Stable	October 21, 2024
On October 21, 2024, Moody’s assigned a Caa1 rating to the new PHH Corporation Senior Notes due in 2029 (See Note 22 – Subsequent Events). Moody’s also assigned a B3 corporate family rating to Onity and withdrew the B3 corporate family rating of PHH Mortgage Corporation. The entities’ outlooks are stable. Moody’s recognizes Onity's improving performance and return to profitability and adequate capitalization. At the same time, Moody’s explained the rating is constrained by Onity's modest scale compared to mortgage peers and history of uneven financial performance.
On October 21, 2024, S&P assigned a B- rating to the new PHH Corporation Senior Notes due in 2029 (See Note 22 – Subsequent Events). S&P also affirmed the B- rating to Onity with a Stable Outlook. The Stable Outlook reflects S&P’s expectations that Onity will maintain certain levels of debt ratio and debt-interest coverage while continuing to grow and diversify its servicing portfolio.
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
Our cash flows are summarized as follows:

$ in millions	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(356)	$(271)
Net cash provided by (used in) investing activities	214	(44)
Net cash provided by financing activities	167	307
Net increase (decrease) in cash, cash equivalents and restricted cash	$25	$(8)
Cash, cash equivalents and restricted cash at end of period	$280	$266

Cash flows for the nine months ended September 30, 2024
Our operating activities used $355.8 million of cash primarily due to $620.1 million net cash paid on loans held for sale as loan production volume exceeded sales, including $245.9 million for the purchase of reverse mortgage buyouts, and $163.9 million originated MSRs. Offsetting operating cash inflows include net collections of servicing advances of $140.9 million driven by seasonal activity and our increased collection efforts on legacy advances, and earnings distributions of $6.7 million received from our equity method investee MAV Canopy.
Our investing activities provided $214.2 million of cash. Cash inflows primarily include $193.9 million proceeds from sales of MSRs, $133.2 million net cash received in connection with our HECM reverse mortgages, $18.0 million proceeds from sales of real estate as part of our asset recovery strategy, $10.2 million received from the sale of advances in connection with sales of MSRs, and $7.1 million of capital distributions received, net of contributions, from our equity method investee MAV Canopy. Offsetting cash outflows include $114.8 million to purchase MSRs and $32.9 million to purchase real estate primarily in connection with our reverse mortgage buyout transaction.
Our financing activities provided $166.6 million of cash. Financing cash inflows are primarily comprised of $636.1 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale, including $569.9 million with the issuances of the OLIT securitization of reverse mortgage buyouts and $22.8 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs. Offsetting cash outflows include $122.5 million of net repayments on advance match funded liabilities due to the decline in servicing advances, $110.0 million of net repayment on MSR financing facilities, and $54.3 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. We also paid $68.5 million to repurchase $70.9 million of our 7.875% PMC Senior Secured Notes. Cash inflows of $792.3 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $922.8 million.
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
Our accounting policies and estimates involving significant judgments primarily relate to fair value measurements, income taxes, allowance for losses, and loss contingencies, including indemnification obligations and litigation proceedings. We use fair value measurements to record fair value adjustments to certain instruments in our statement of operations and to determine fair value disclosures, including but not limited to MSRs, Other financing liabilities, Loans held for sale, Loans held for investment-Reverse mortgages, and HMBS-related borrowings. As of September 30, 2024, 89% of our assets and 70% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs.
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
The objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market, liquidity, cost and other conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with MAV, Rithm and others, also referred to as Pledged MSR liabilities (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings (also referred to as HECM or reverse MSR for risk management purposes),
•other interest-rate sensitive exposures, including our ESS financing liabilities, as deemed appropriate by the Market Risk Committee.

The hedge coverage ratio, defined as the ratio of hedge (including reverse MSR) to asset rate sensitivity (referred to as DV01) is subject to lower and upper target thresholds under our policy. We regularly evaluate the hedge coverage ratio at the intended shock interval to determine if it is relevant or warrants adjustment based on market conditions, symmetry of interest rate risk exposure, liquidity impacts under shock scenarios, and other factors. As the market dictates, management may choose to maintain the hedge coverage ratio at different thresholds, with approval of the Market Risk Committee, in order to preserve liquidity and/or optimize asset returns.
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
Our Chief Investment Office, and Risk Management function, as the second line of defense, monitor fair value changes due to interest rates against the target hedge coverage ratio range on a daily basis. Exceptions are generally pre-approved by Risk Management. The following graph compares the daily hedge coverage ratio (based on interest rate modeled values) with target range and demonstrates the discipline of a highly effective MSR interest rate hedging strategy in the nine months ended September 2024 despite market volatility. The graph also shows the change in the targeted risk metric range starting in April 2024 discussed above.

Daily Hedge Coverage Ratio - Risk Management Monitoring
125%
120%
115%
110%
105%
100%
95%
90%
85%
80%
75%
2-Jan
16-Jan
30-Jan
13-Feb
27-Feb
12-Mar
26-Mar
9-Apr
23-Apr
7-May
21-May
4-Jun
18-Jun
2-Jul
16-Jul
30-Jul
13-Aug
27-Aug
10-Sep
24-Sep
Target per Risk Management Approval
Daily HCR

With a less-than 100% hedge coverage ratio, the changes in fair value of our hedging instruments may not fully offset the changes in fair value of our net MSR portfolio exposure attributable to interest rate changes. In addition, while interest rate sensitivity measures (DV01) may remain within the range of our hedging strategy’s objective, actual changes in fair value of the derivatives and MSR portfolio may not offset to the same extent, due to many factors. These factors include non-parallel changes in the interest rate curve, the convexity of the MSR, the basis risk inherent in the MSR profile and hedging instruments, model risk observed between actual vs. expected fair value changes, and hedge costs.
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
Advance Match Funded Liabilities
We monitor the effect of changes in interest rates on the interest paid on our variable-rate advance financing debt. Earnings on cash and float balances are a partial offset to our exposure to changes in interest expense.
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
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at September 30, 2024, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$4	$(4)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	16	(18)
Derivative instruments	4	(3)
Total MSRs - Agency and non-Agency (1)	(24)	24
IRLCs	(1)	1
Total, net	$(2)	$1
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
Based on September 30, 2024 balances, if interest rates were to decrease by 100 bps, we estimate a net negative impact on our profitability of approximately $6.7 million resulting from a decrease of $26.3 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $19.6 million in annual interest expense on our variable-rate debt.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the nine months ended September 30, 2024.
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
ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2024.
Based on such evaluation, management concluded that our disclosure controls and procedures as of September 30, 2024 were (1) designed and functioning effectively to ensure that material information relating to Onity, including its consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) operating effectively in that they provided reasonable assurance that information required to be disclosed by Onity in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the following:
Our ability to conclude our refinancing transaction and redeem all of our PMC Senior Secured Notes and our Onity Senior Secured Notes depends on the closing of the MAV sale, the timing of which is uncertain due to the various required regulatory approvals. If we are not able to close the MAV sale by March 3, 2025, we will be required to repay the escrowed proceeds of the new PHH Senior Notes due 2029, including accrued interest, and our PMC Senior Secured Notes and Onity Senior Secured Notes will not be redeemed and will remain outstanding. If this were to happen, we cannot guarantee that we would be able to refinance the PMC Senior Secured Notes and Onity Senior Secured Notes on equally favorable terms prior to their maturity dates of March 2026 and March 2027, respectively, which could have a material adverse impact on our liquidity and financial condition and could raise concerns among investors, regulators, and current or potential contractual counterparties.
The net proceeds of our PHH Senior Notes that closed on November 6, 2024 were placed into escrow, together with approximately $23 million additional cash from Onity. It is a condition to the release of funds from the escrow account that the MAV sale has been closed. Closing of the MAV sale requires the approval of various state regulators as well as the approval of the GSEs. Pursuant to the terms of our refinancing agreement, if the MAV sale does not occur on or prior to March 3, 2025, we will be required to redeem all of the new PHH Senior Notes at a redemption price equal to 100% of the initial issue price of the notes, plus accrued and unpaid interest. In addition, we will be unable to redeem our outstanding PMC Senior Secured Notes due March 2026 with a UPB of $289.1 million and our Onity Senior Secured Notes due March 2027 with a UPB of $285.0 million. As a result, we will need to seek an alternative refinancing solution for these notes and we cannot guarantee that we will be able to obtain such refinancing on favorable terms, or at all, prior to the notes’ respective maturity dates. In addition, we will be unable to capture the expected benefits of the refinancing and the MAV sale, and third parties such as future debt investors and other potential lending sources may be disincentivized to extend credit to us, potential clients and contractual counterparties may be less inclined to enter business arrangements with us, and regulators may raise concerns during licensing renewal, examinations and other discussions. If any of these events occur, our access to liquidity and financial condition could be materially adversely impacted.
ITEM 6.     EXHIBITS

3.1	Amended and Restated Articles of Incorporation, as amended (filed herewith)
3.2	Amended and Restated Bylaws of Registrant (1)
4.1	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.2	Form of Series B Preferred Stock Certificate (filed herewith)
10.1†	Transaction Agreement dated September 30, 2024 among the Company, OCW MAV Holdings, LLC, MAV Canopy Holdco I, LLC, MSR Asset Vehicle LLC and the other parties thereto (filed herewith)
10.2†	Note Purchase Agreement Amendment effective October 23, 2024 among the Company, Oaktree Fund Administration, LLC, as collateral agent, and the other parties thereto (filed herewith)
10.3†	Form of Redemption Agreement among the Company, OCW MAV Holdings, LLC and MAV Canopy Holdco I, LLC (filed herewith)

10.4	Form of Amendment effective October 23, 2024 to Warrants dated March 4, 2021 and May 3, 2021 (filed herewith)
10.5	Letter Agreement dated October 14, 2024 regarding Rithm Capital Corp. affiliate subservicing agreement termination rights (filed herewith)
10.6	Registration Rights Agreement dated November 1, 2024 between the Company and affiliates of Waterfall Asset Management, LLC (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Included as Exhibit 101).

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
Sean B. O’Neil
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as its principal financial officer)
Date: November 7, 2024