Form 10-K
period 2024-12-31
ONITY GROUP INC.
filed 2025-02-21
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2024: $174,631,880
Number of shares of common stock outstanding as of February 14, 2025: 7,873,053 shares
Documents incorporated by reference: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024, are incorporated by reference into Part III, Items 10 - 14.

ONITY GROUP INC. CORPORATION
2024 FORM 10-K ANNUAL REPORT

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
•our ability to implement, in a timely and cost-effective manner, our planned response to Ginnie Mae’s risk-based capital requirements by the extended deadline granted to us by Ginnie Mae of October 1, 2025;
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
•the extent to which our strategic transactions and enterprise sales initiatives will generate additional subservicing volume and result in increased profitability;
•uncertainty whether Rithm Capital Corp. (Rithm), one of our largest subservicing clients as of December 31, 2024, will renew its agreements with us that otherwise will terminate effective February 1, 2026;
•uncertainty related to the extent to which MSR Asset Vehicle LLC will exercise its rights to sell MSRs which are presently subserviced by PHH and the impact to our subservicing portfolio;
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

PART I
ITEM 1.    BUSINESS
When we use the terms “Onity,” “ONIT,” “we,” “us” and “our,” we are referring to Onity Group Inc. and its consolidated subsidiaries.
OVERVIEW
We are a financial services company that services and originates both forward and reverse mortgage loans, through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. In June 2024, we rebranded our company to Onity Group reflecting the progressive transformation of our business. We are a leader in the servicing industry that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. This long-standing core competency continues to be a guiding principle as we seek to grow our business and improve our financial performance.
We are headquartered in West Palm Beach, Florida with offices and operations in the U.S., in the United States Virgin Islands (USVI), in India and the Philippines. At December 31, 2024, approximately 76% of our workforce was located outside the U.S. Onity Group Inc. is a Florida corporation organized in February 1988. With our predecessor companies, we have been servicing residential mortgage loans since 1988. We have been originating forward mortgage loans since 2012 and reverse mortgage loans since 2013. We currently provide solutions through our primary operating, wholly-owned subsidiary, PHH Mortgage Corporation (PHH), formerly referred to as PMC.
BUSINESS MODEL AND SEGMENTS
We seek to create value and maximize returns for shareholders through balance and diversification, prudent capital-light growth, industry-leading cost structure, top tier operating performance and capabilities, and dynamic asset management. Our core competencies revolve around our Servicing business with an Originations platform to replenish and pursue growth of our servicing portfolio.
Our Servicing business is comprised of two components, our owned mortgage servicing rights (MSR) servicing portfolio and our subservicing portfolio that complement each other when managing scale. We invest our capital to fund purchases and originations of our owned MSRs, for which we establish a targeted return on investment. Our net return includes servicing revenue net of servicing costs, less MSR portfolio runoff, and less MSR and advance funding cost. Our net return is impacted by fair value changes of our owned MSRs, net of hedging, that vary based on market conditions. Our subservicing portfolio generates a relatively stable source of revenue that enhances our returns. While subservicing fees are relatively lower than servicing fees, we do not incur any significant capital utilization or funding of advances and are not exposed to MSR fair value volatility. We target a balanced mix of our portfolio between servicing and subservicing based on capital allocation and returns. Our servicing operations and customer interactions do not differentiate whether loans are serviced or subserviced.
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

The chart below summarizes our current business model:

We report our activities in three segments, Servicing, Originations and Corporate. Our business segments reflect the internal reporting that we use to evaluate operating performance of services and to assess the allocation of our resources. The financial information for our segments is presented in our financial statements in Note 24 — Business Segment Reporting and discussed in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Servicing
Our Servicing business is primarily comprised of our residential forward mortgage servicing business that currently accounts for the majority of our total revenues, our reverse mortgage servicing business, and our small commercial mortgage servicing business. Our servicing clients include some of the largest financial institutions in the U.S., including the GSEs, Ginnie Mae and non-Agency residential mortgage-backed securities (RMBS) trusts, and other large MSR investors, including Rithm, MAV and MAM, an affiliate of Waterfall Asset Management, LLC (“Waterfall”).
As of December 31, 2024, our servicing and subservicing portfolio consisted of approximately 1.4 million loans with a unpaid principal balance (UPB) of $301.7 billion.
Servicing involves the collection of principal and interest payments from borrowers, the administration of tax and insurance escrow accounts, the collection of insurance claims, the management of loans that are delinquent or in foreclosure or bankruptcy, including making servicing advances, evaluating loans for modification and other loss mitigation activities and, if necessary, foreclosure referrals and the sale of the underlying mortgaged property following foreclosure (REO) on behalf of mortgage loan investors or other servicers. Master servicing involves the collection of payments from servicers and the distribution of funds to investors in mortgage and asset-backed securities and whole loan packages. Reverse servicing includes additional functions such as the funding of borrowers under their approved borrowing capacity, the repurchase of loans and assignment to HUD upon reaching a limit (based on the maximum claim amount) and the securitization of tails under the Ginnie Mae program. We earn contractual monthly servicing fees (which are typically payable as a fixed percentage of UPB) pursuant to servicing agreements as well as other ancillary fees relating to our servicing activities such as late fees.
We own MSRs outright, where we typically receive all the servicing economics, and we subservice on behalf of other institutions that own the MSRs, in which case we typically earn a relatively smaller fee for performing the subservicing activities. Special servicing is a form of subservicing where we generally manage only delinquent loans on behalf of a loan owner. We typically earn subservicing and special servicing fees either as a percentage of UPB or on a per loan basis based on delinquency status. Our reverse owned servicing activities are mainly reflected in our financial statements with the gain on reverse loans held for investment and HMBS-related borrowings, net.
Servicing advances are an important component of our business and are amounts that we, as MSR owner, are required to advance to, or on behalf of, investors if we do not receive such amounts from borrowers. These amounts include principal and interest payments, property taxes and insurance premiums and amounts to maintain, repair and market real estate properties on behalf of our servicing clients. Most of our advances have the highest reimbursement priority, entitling us to repayment of the advances from the loan or property liquidation proceeds before most other claims on these proceeds. Advances are contractually non-interest bearing. The costs incurred by servicers in meeting advancing obligations consist principally of the interest expense incurred in financing the advance receivables and the costs of arranging such financing. Under subservicing agreements, Onity is promptly reimbursed by the owners of the MSRs who generally finance the advances and incur the associated financing cost.
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
Originations
The primary source of revenue in our Originations segment is gain on loan sales. We originate and purchase residential mortgage loans that we promptly sell or securitize on a servicing retained basis, thereby generating mortgage servicing rights. Our mortgage loans are conventional (conforming to the underwriting standards of the GSEs) and government-insured loans (insured by the FHA or VA) (collectively Agency loans). We generally package and sell promptly the loans in the secondary mortgage market, through GSE and Ginnie Mae guaranteed securitizations and whole loan transactions. We originate forward mortgage loans directly with customers (consumer direct channel) as well as through correspondent lending arrangements. We originate reverse mortgage loans in three channels, through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. Per-loan gain on sale margins vary by channel, with correspondent typically being the lowest margin and retail the highest, commensurate with fulfillment costs. Further, margins are generally higher for reverse mortgages than forward mortgages.
In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. Our Originations business also includes the sourcing and acquisition of new subservicing clients.
In 2024, our Originations business generated total volume additions of $85.6 billion in UPB (refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview for further details).
Retail Lending. We originate forward and reverse mortgage loans directly with borrowers through our retail lending business. Our forward lending business benefits from our servicing portfolio by offering rate and term refinance options to qualified borrowers seeking to lower their mortgage payments and cash-out refinance options. Depending on borrower eligibility, we refinance eligible customers into conforming or government-insured products. We are focused on increasing recapture rates on our existing servicing portfolio to grow this business. We also originate retail reverse loans to non-Onity servicing customers.
Correspondent Lending. Our correspondent lending operation purchases forward and reverse mortgage loans that have been originated by a network of approved third-party lenders, under our lending and risk management programs. We employ an ongoing monitoring and renewal process for participating lenders that includes an evaluation of the performance of the loans they have sold to us. We perform pre- and post-funding review procedures to ensure that the loans we purchase conform to our requirements and to the requirements of the investors to whom we sell loans. We are focused on expanding our network of correspondent lenders and increased participation of our existing relationships.
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

New Servicing and Subservicing Acquisitions. Our enterprise sales department strives to expand our network of servicing and subservicing clients and source new flow and co-issue or subservicing agreements. We compete as a low cost provider with our demonstrated expertise to service mortgage assets across borrowers of every credit level and our recapture capabilities.
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
COMPETITION
The financial services markets in which we operate are highly competitive and fragmented, and we do not expect that to change. We compete with large and small financial services companies, including bank and non-bank entities, in the forward and reverse servicing, lending and MSR transaction markets. Our competitors include large and regional banks, large non-bank servicers and mortgage originators, and real estate investment trusts. In both our servicing and originations businesses, new competitors continue to emerge, including companies that developed new technology around customer interactions and process automation.
In our Servicing business, we compete based on price, operating performance, service quality and customer and client satisfaction. Potential counterparties also (1) assess our regulatory compliance track record and examine our systems and processes for maintaining and demonstrating regulatory compliance, (2) consider our customer satisfaction rankings, and (3) consider our third-party servicer ratings. Certain of our competitors, especially large banks, may have substantially lower costs of capital and greater financial resources, which can create competitive challenges for us in certain situations. We believe that our competitive strengths flow from our ability to control and drive down delinquencies using proprietary processes, our superior operating performance, our lower cost to service, our deep know-how as a long-time operator of servicing loans and our long-standing and well-established Asia-Pacific (APAC) operations. Our operational expertise has been recognized by the Agencies. PHH received Fannie Mae’s Servicer Total Achievement and Rewards (STARTM) performer recognition for the 2024 program year for the fourth consecutive year. In addition, PHH was recognized for servicing excellence through Freddie Mac’s Servicer Honors and Rewards Program (SHARPSM) award in the top tier servicing group for the 2022 program year for the third consecutive year, and as subservicer for the 2024 program year for the second consecutive year. PHH also achieved HUD’s Tier 1 servicer ranking for the 2024 program year, for the fourth consecutive year.
In our Originations business, we face intense competition in most areas, including rates, margins, fees, customer service and name recognition. Some of our competitors, including the larger banks, have substantially lower costs of capital and strong retail presence, which can create competitive challenges in certain situations. For example, if interest rates remain elevated, we expect to face continued competitive pressures as the refinance opportunities remain limited. We believe our competitive strengths flow from our existing client relationships and from our focus on providing strong customer service, our brand recognition, our long-standing and well-established APAC operations and use of technology.
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
The following table summarizes our latest key servicer ratings:

PHH
	Moody’s	S&P	Fitch
Forward
Residential Prime Servicer	SQ3+	Above Average	RPS3+
Residential Subprime Servicer	SQ3+	Above Average	RPS3+
Residential Special Servicer	SQ3+	Above Average	RSS3
Residential Second/Subordinate Lien Servicer	SQ3+	Above Average	RPS3
Residential Home Equity Servicer	—	—	RPS3
Residential Alt-A Servicer	—	—	RPS3
Master Servicer	SQ3+	Above Average	RMS3
Ratings Outlook	N/A	Stable	Stable
Date of last action	August 10, 2023	October 11, 2024	February 15, 2024
Reverse
Residential Reverse Servicer	—	Above Average	—
Ratings Outlook	—	Stable	—
Date of initial rating	—	October 11, 2024	—

In addition to servicer ratings, each of the agencies will from time to time assign an outlook (or a ratings watch such as Moody’s review status) to the rating status of a mortgage servicer. A negative outlook is generally used to indicate that a rating “may be lowered,” while a positive outlook is generally used to indicate a rating “may be raised.”
On August 10, 2023, Moody’s upgraded the ratings for residential prime, subprime, special servicer and second lien servicer quality (SQ) assessments from SQ3 to SQ3+, and affirmed the master servicer assessment at SQ3+. Moody’s ratings reflects i) significant investment in technology, ii) improvement in loan boarding, iii) improvement in document management and iv) improvement in bank account reconciliation process.
On October 11, 2024, S&P affirmed the Above Average ratings and Stable outlook citing the company’s experienced management and team, effective systems and technology, sound control framework and good servicing performance metrics, among other factors.
On February 13, 2024, Fitch affirmed PHH’s residential servicer ratings and revised its outlook from Positive to Stable for Prime and Subprime products. The rating outlook remains Stable for the other products. The rating actions reflect PHH’s comprehensive enterprise-wide internal control environment, extensive industry experience and highly-developed global loan servicing platform, competitive loan servicing performance metrics, and effective technology platform. The ratings also consider the financial condition of PHH’s parent, Onity Group Inc.. The affirmed ratings and Stable outlook on PHH’s residential servicer ratings are reflective of the company’s continued business growth, diversified sourcing strategies and overall loan servicing performance.
On February 15, 2024, Fitch affirmed PHH's Master Servicer rating and Stable outlook, reflecting the company's effective enterprise-wide risk environment and compliance management framework, satisfactory loan servicing performance metrics, special servicing expertise, and efficient servicing technology. The ratings also consider the financial condition of PHH's parent, Onity Group Inc.
RITHM CAPITAL CORP. RELATIONSHIP
We service loans on behalf of Rithm under various agreements, including traditional subservicing agreements, where Rithm is the legal owner of the MSRs, and in connection with legacy MSR transfers, referred to as Rights to MSRs (RMSR), where Onity retains legal title to the underlying MSRs but Rithm has generally assumed risks and rewards consistent with an MSR owner. See Note 8 — Other Financing Liabilities, at Fair Value.
Rithm is one of our largest servicing clients, accounting for $41.2 billion of UPB or 14% of the UPB of our total servicing and subservicing portfolio, and approximately 63% of all delinquent loans that Onity serviced as of December 31, 2024. In addition to a base servicing fee, we also receive some ancillary income and certain incentive fees or pay penalties tied to various contractual performance metrics. Rithm receives all float earnings and deferred servicing fees related to delinquent borrower payments, as well as certain REO-related income, including REO referral commissions. As legal MSR owner, or in compliance with the Rights to MSRs agreement, Rithm is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs.
In November 2024, Onity and Rithm agreed to extend the Rights to MSRs and subservicing agreements through February 1, 2026, with subsequent, automatic one-year renewals if notice of termination is not provided by July 1, 2025 by Onity or November 1, 2025 by Rithm. In connection with the renewals, the parties made changes to certain economic terms of the agreements including a reduction to Onity’s subservicing fees.
The underlying loans are almost exclusively non-Agency loans, involving a higher level of operational and regulatory risk, and requiring substantial direct and oversight staffing relative to Agency loans. Because of the relative size of the servicing agreements with Rithm, if Rithm exercises its right to terminate the subservicing agreements, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm servicing agreements.
OAKTREE AND MAV RELATIONSHIP
We established a strategic alliance with Oaktree in 2020 that we amended in November 2024. The Oaktree relationship included the launch of an MSR investment vehicle (referred to as MAV as the operating company or MAV Canopy as MAV’s parent entity) to scale up our servicing business in a capital efficient manner. Oaktree also invested in our debt and equity with certain warrants on our common stock. Oaktree and MAV are deemed related parties to Onity.
MAV Investment and Subservicing
On December 21, 2020, Onity and Oaktree formed a joint venture MAV Canopy for the purpose of investing in GSE MSRs exclusively subserviced by PHH, with Oaktree and Onity holding 85% and 15% interests, respectively, and initially agreeing to invest equity up to $250.0 million over three years. In 2021, PHH entered into a number of agreements with MAV, the licensed mortgage subsidiary of MAV Canopy, including a Subservicing Agreement, Joint Marketing Agreement and Recapture Agreement.
On November 27, 2024, Onity sold to Oaktree its 15% equity interest in MAV Canopy. Through the date of sale of our ownership interest, we accounted for our 15% investment in MAV Canopy under the equity method.
Upon the sale of our 15% interest in MAV Canopy in November 2024, PHH and MAV amended the Subservicing Agreement to provide that PHH will be the exclusive subservicer for an initial term of five years through November 2029 subject to certain extensions of all MSRs that MAV currently owns, for all future MSRs that MAV acquires from PHH, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to a six-month lockout during which MAV shall not sell or otherwise transfer any MSRs owned by MAV at the MAV Canopy sale date without the prior consent of PHH. Following this initial six-month period, the lockout restriction is subject to reduction in 25% increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter. As of December 31, 2024, PHH subserviced a total $41.2 billion UPB on behalf of MAV under the Subservicing Agreement, of which $21.5 billion of MSRs were previously sold by PHH to MAV and do not qualify for sale accounting.
Financial Interests
In 2021, we issued to Oaktree in a private placement $285.0 million of Onity senior secured notes due 2027 in two separate tranches. In addition, in conjunction with the senior secured note issuances:
•On March 4, 2021, we issued 1,184,768 warrants to Oaktree to purchase shares of our common stock at an exercise price of $26.82 per share, subject to anti-dilution adjustments. The warrants may be exercised at any time through March 4, 2027.
•On May 3, 2021, we issued 261,248 warrants to Oaktree to purchase additional common stock at an exercise price of $24.31 per share, subject to anti-dilution adjustments. The warrants may be exercised at any time through May 3, 2025. See Note 28 - Subsequent Events for a description of the warrant exercise by Oaktree in February 2025.
•On May 3, 2021, we issued to Oaktree 426,705 shares at a purchase price of $23.15 per share.
In November 2024, we prepaid Oaktree the $285.0 million senior secured notes due 2027 in connection with our corporate debt refinancing and our sale of MAV Canopy that generated $50.0 million cash proceeds. Oaktree was allocated $50.0 million principal amount of the new corporate debt issued in such refinancing.
See Note 12 — Investment in Equity Method Investee and Related Party Transactions, Note 14 — Borrowings and Note 17 — Stockholders’ Equity to the Consolidated Financial Statements for additional information.
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
•Service Excellence: Consistently Delivering on Our Commitments
•People: Develop, Grow and Value All Employees
•Teamwork: Succeed Together as a Global Team
•Embracing Change: Value Innovation and New Thinking
We had a total of approximately 4,300 employees at December 31, 2024. Approximately 1,000 of our employees were employed in the U.S. and USVI, and approximately 3,300 of our employees were employed in our operations in India and the Philippines.
Our Board of Directors and executive leadership team places significant focus on our human capital resources through fostering and measuring employee engagement and committing to a comprehensive equal opportunity merit-based organization, free of unlawful discrimination, where all employees regardless of background, sex, race or other protected characteristic are encouraged and supported in contributing to our business objectives. To support this non-discriminatory culture of equal opportunity we engage with both internal and external groups and organizations to ensure that our culture enables employees to consistently demonstrate our company values.
Our company culture drives success for all our stakeholders, from employees and clients to homeowners, investors, and the communities we serve. The results achieved through our equal opportunity programs have been central to building that culture, which promotes integrity, respect, and teamwork. We are committed to these programs as equal opportunity is essential to our innovation and employee engagement and aids in the retention of key talent. We review all our programs and practices to ensure they remain competitive, compliant, non-discriminatory and promote opportunity and fairness based on merit.

Our affinity groups are open to everyone, and when coupled with a culture of appreciation, help provide a comprehensive ecosystem for all our employees to flourish in within our merit-based pay for performance culture.
Pay equity as viewed through a merit-based lens is a key component of Onity’s employment value proposition and regulatory compliance. We regularly evaluate our performance management, merit increase incentive award and promotion processes to ensure that all employees, regardless of race, gender, and other protected characteristics, are evaluated objectively based on their performance.
Talent Development. We continue to foster an environment in which every team member has the opportunity to gain experience and achieve his or her professional goals, with support and encouragement. We regularly measure employee engagement – our employees’ pride, energy and optimism that fuels their effort – and implement action plans that respond to employee feedback. Our most recent employee survey indicated strong engagement levels of 85% favorable. Our training platform focuses not only on the technical domain skills essential to role success but includes competency-based programs to develop leadership capabilities and skills needed for the future. Succession planning occurs annually and is reviewed by the CEO and the Compensation and Human Capital Committee. Strategic talent reviews to identify, develop and promote top talent are part of our performance management processes.
Rewards. Our total rewards (compensation and benefits) programs are developed to attract, motivate, and retain employees. They demonstrate the value the employee provides to the organization, are designed to be competitive to the marketplace, and connect directly to key business strategies. Our compensation programs, including salaries and short- and long-term incentives, are centered on our pay-for-performance philosophy, aligning the interests of employees and stakeholders by rewarding both individual and overall company performance. Onity’s health and welfare benefit programs strive to keep employees productive and engaged at work by serving the total well-being of employees and their families. We are committed to and regularly evaluate our practices to ensure pay is fair in accordance with applicable law, and competitive to the marketplace.
Environmental, Social and Corporate Governance (ESG) Practices and Corporate Sustainability
Our Board of Directors and our management are committed to ensuring Onity has responsible practices to address the needs of its customers, employees, and the communities it serves. Our approach is represented by the following policies and programs:
Policy on non-discrimination. Onity’s non-discrimination policy provides equal employment opportunities for all qualified individuals without discrimination based upon legally protected characteristics in accordance with applicable law. Underlying this policy is Onity’s culture and values, including employees’ rights to be free from unlawful discrimination, and its commitment to providing a safe, secure, and productive work environment.
Onity’s hiring, salary administration, promotion and transfer policies are based solely on job requirements, job performance and job-related criteria. In addition, every effort is made to ensure that Onity’s personnel policies and practices (including those relating to compensation, benefits, transfer, retention, termination, training, and self-development opportunities, as well as social and recreational programs) are administered without discrimination on the basis of any legally protected characteristic.
Promoting equal opportunity. Onity remains committed to fostering a non-discriminatory equal opportunity environment where equal opportunity in all areas of employment selection, compensation, training, and promotion are provided. Company policies prohibit discrimination of any form in all of the locations in which Onity operates. Onity strives to foster an environment in which people of all backgrounds can participate and contribute to the success of the organization’s enterprise, taking full advantage of the collective sum of individual differences, life experiences, inventiveness, self-expression and unique capabilities, knowledge and talent.
Onity relies on employee-led resource groups to help support employee development and foster our culture of equal opportunity. More than half of our workforce are members of these groups, which collectively hosted more than 30 employee events globally.
Commitment to Ethics. We have adopted a robust Code of Business Conduct and Ethics that applies to all employees and our Board of Directors, as well as an additional Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We provide multiple anonymous methods for any employee or other person to report a suspected ethical violation, including whistleblower complaints relating to accounting, internal controls, audit matters or securities law, and our policies prohibit retaliation against any person for making a good faith complaint. We also provide methods for interested individuals to contact the members of our Board of Directors and communicate directly with the Chair of our Audit Committee. Our General Counsel serves as our Chief Ethics Officer and collaborates with members of our Internal Audit function to ensure every ethics complaint and communication to our Board is addressed in accordance with our company policies.

Benefits. Onity’s benefits programs strive to keep employees productive and engaged at work by serving the total well-being of employees’ and their families’ physical, mental, and financial health. In the U.S., our comprehensive benefits plan includes company-sponsored medical, dental and vision; company-paid basic life, accident, and disability coverage; 401(k) with company match; and supplemental group coverage for critical illness, accident, auto, home, pet, legal, identity protection, childcare/eldercare and tutoring. The medical plans include 100% coverage for all preventive care services and all generic preventive medications.
Our wellness programs offer incentives for completing preventive health screenings, participating in online and telephonic health coaching, improving, or reaching targeted health scores, and increasing physical activity. Additionally, we provide employees with a comprehensive employee assistance program that includes virtual counseling, personalized health coaching for diabetes and other chronic conditions, stress management and financial planning workshops, online guided meditation, and yoga, and more. Onity also provides a generous paid time off (PTO) program to support employees’ need to rest and recharge. Our medical and family leave programs offer paid disability absences and paid parental/adoption leave, in addition to FMLA-required schedule flexibility and job security. Outside the U.S., our employee benefit programs provide comparable, and market appropriate benefits focused on supporting our employee’s well-being and retirement needs.
Training and development. Onity is committed to providing our employees with high-quality training and learning experiences targeted to increase industry knowledge levels, improve process efficiency, and promote personal growth, which in turn helps improve customer experience, reduce foreclosures, and contribute to our success as an organization. Onity facilitates professional development through the lifecycle of employees through functional business training, regulatory and compliance training, and skill and competency development programs. We also provide individualized one-on-one coaching to help customer-facing staff guide customers to positive experiences. In addition to learning programs designed to build functional and leadership competency for all levels of leadership throughout the organization, Onity offers a Leadership Development Training curriculum specifically designed to prepare employees at the Supervisor level and above with the competencies to make them successful in their roles as leaders. Training courses are housed in our continuously reviewed and updated learning management system.
Our training and development programs are important contributors to our ability to deliver industry-leading customer service. Over the past few years, PHH has been recognized for servicing excellence through Freddie Mac’s SHARPSM and Fannie Mae’s STARTM awards and HUD’s ranking.
Community development. At Onity, we believe homeownership is an important part of achieving financial independence, and our philosophy in this regard is “helping homeowners is what we do.” This philosophy is what guides us in our commitment to the communities we serve. We organize a variety of community outreach programs and events with local and national organizations around the country to assist homeowners, particularly in communities of color. Our outreach events began during the 2008 mortgage crisis and have continued since then. In 2024, we hosted 42 borrower outreach events across 32 states in partnership with nine HUD certified housing counseling agencies. In addition, Onity partners with several local municipalities around vacant and abandoned properties to mitigate blight in communities.
To better serve our stakeholders and communities, Onity created a Community Advisory Council in 2014, consisting of 15 leaders from a diverse group of national non-profit organizations, consumer advocacy groups and civil rights organizations, as a platform to collaborate and share ideas on how to help homeowners. Onity provides grants and sponsorship funding to local and national nonprofit organizations each year, in support of the work they do to help distressed communities and homeowners. Since the COVID pandemic, Onity has contributed nearly $7 million to these organizations, and more than $28 million since 2012.
Charitable activity. Onity continues to find meaningful ways to give back to the communities where we live and work. The charitable events at our office locations around the globe in 2024 included raising funds for autism and cancer research, supporting local food banks through food drives and volunteering, helping economically disadvantaged children and the elderly, donating supplies to schools for vision-impaired children, holding toy drives and back-to-school supply drives, making donations to first responders and military veterans, hosting blood drives through the American Red Cross and OneBlood and making donations to the Mortgage Bankers Association’s (MBA) Opens Doors Foundation to help families with a critically ill or injured child.
Responsible information security management. Onity maintains a comprehensive information security program designed to safeguard the confidentiality, integrity and availability of its data and information systems. Onity’s Board of Directors is periodically updated on information security risks, which are managed through a strategic blend of policies, advanced tools and technologies, and continuous staff awareness initiatives. Onity’s cybersecurity controls are structured around a multi-layered defense-in-depth strategy designed to protect the integrity of the network against potential breaches.
Our workforce undergoes regular training designed to enhance their ability to recognize, avert, and report cybersecurity risks and incidents. In parallel, Onity’s third-party risk management program assesses and supervises the information security practices of our vendors. For example, we require certain third-party vendors who handle data processing activities on our behalf to maintain a formal information security program that meets our security standards for such vendors.
Onity’s readiness for and responsiveness to cyber threats are periodically evaluated through various assessments. These include both internal and external vulnerability assessments, penetration testing, incident response table-top exercises, and breach readiness and response drills. For more detailed information regarding Onity’s approach to information security risk management, see “Item 1. Business - Risk Management.”
Environmental Impact. In 2024, Onity continued its commitment to operate through a primarily remote working model, reducing the percentage of employees commuting daily to the office. Fewer associates in the offices afforded the opportunity to reduce our office footprint in several markets. As office space footprints were reduced, improvements were made to retrofit lighting and equipment to lower our use of natural resources. Recycling of office and paper products in all U.S. facilities continues to be a priority, which reduces our imprint on the local landfills. In addition, we continue to reduce paper mailings to customers through our digital mailing service, electronic notice delivery and process automations.
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
To achieve our near-term financial objectives, we believe we need to execute on our business strategy discussed under “Item 7. Management Discussion and Analysis-Overview-Business Strategy”. Our ability to achieve our objectives is highly dependent on the success of our business relationships with our critical counterparties like the GSEs, FHFA, Ginnie Mae, our lenders, regulators, significant customers and our ability to attract new customers, all of which are impacted by our capability to adequately address the competitive challenges we face.
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
We seek to embed a culture of compliance and business line responsibility for managing operational and compliance risks in our enterprise-wide approach toward risk management. Onity has adopted a “Three Lines of Defense” model to enable risks and controls to be properly managed on an on-going basis. The model delineates business line management's accountabilities and responsibilities over risk management and the control environment and includes mechanisms to assess the effectiveness of executing these responsibilities.
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
Information Security Risk oversight is performed by our Chief Information Security Officer who reports to the Chief Administrative Officer. Onity’s information security plans are developed to meet or exceed Federal Financial Institutions Examination Council standards. See Item 1 C. “Cybersecurity” below.
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
Concentration Risk
We strive to develop a diversified and balanced business to mitigate any concentration risk in our segments and operations (also refer to discussion of our financing sources).
Client concentration - Rithm is one of our largest servicing clients, accounting for $41.2 billion of UPB or 14% of the UPB of our total servicing and subservicing portfolio, and approximately 63% of all delinquent loans that Onity serviced as of December 31, 2024. Our servicing agreements with Rithm provide for automatic one-year renewals, unless Onity or Rithm provide advance notice of termination. In November 2024, Onity and Rithm agreed to extend the Rights to MSRs and subservicing agreements through February 1, 2026, with subsequent, automatic one-year renewals if notice of termination is not provided by July 1, 2025 by Onity or November 1, 2025 by Rithm. If Rithm exercises its right to terminate the subservicing agreements for convenience or for cause at any time, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm agreements.
Market conditions, including interest rates and future economic projections, could impact investor demand to hold MSRs, which may result in our loss of subservicing relationships (including MAV, MSR capital partners and others), or significantly decrease the number of loans under such relationships.
Geographic concentration - The mortgaged properties securing the residential loans that we service are geographically dispersed throughout all 50 states, the District of Columbia and two U.S. territories. The five largest concentrations of properties are located in California, Texas, Florida, New Jersey and New York, comprising 39% of the number of loans serviced underlying our MSRs at December 31, 2024. California has the largest concentration with 15% of the total loans serviced.
AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (www.onitygroup.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, including Onity, that file electronically with the SEC. The address of that site is www.sec.gov. We have also posted on our website, and have available in print upon request (1) the charters for our Audit Committee, Compensation and Human Capital Committee, Nomination/Governance Committee and Risk and Compliance Committee, (2) our Corporate Governance Guidelines, (3) our Code of Business Conduct and Ethics and (4) our Code of Ethics for Senior Financial Officers. These documents may be found at http://www.onitygroup.com in the Shareholder Relations section. We also post information such as quarterly earnings presentations, press releases, and other information that may be important to investors on our website. However, the information located on, or accessible from, our website, is not, and should not be deemed to be, part of this report or incorporated into any other filing that we submit to the Securities and Exchange Commission.
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
Summary of Risk Factors
As a non-bank mortgage company, we are exposed in the normal course of business to multiple risks shared by other participants in our industry. In addition, some of the risks we face are unique to Onity or such risks could have a different or greater impact on Onity than on other companies. These risks could adversely impact our business, regulatory or agency approval, financial condition, liquidity, results of operations, ability to grow, and reputation, and are summarized below. This summary is intended to supplement, and should not be considered a substitute for, the complete Risk Factors that follow.
Legal and Regulatory Risks
•Failure to operate our business in compliance with complex legal or regulatory requirements or contractual obligations
•Adverse litigation outcomes
•Adverse changes to GSE and Ginnie Mae business models, initiatives and other actions
Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth, and the Economy
•Inability to execute our strategic plan to return to sustainable profitability or pursue business or asset acquisitions
•Inability to access capital to meet the financing requirements of our business, or noncompliance with our debt agreements or covenants
•Inability to obtain sufficient servicer advance financing necessary to meet the financing requirements due to increased delinquencies or forbearance plans
•Inability to obtain sufficient warehouse financing necessary to meet the financing requirements for reverse mortgage loan repurchases or draws
•Failure to satisfy current or future minimum net worth and liquidity requirements established by regulators, GSEs, Ginnie Mae, lenders, or other counterparties
•Policies or regulations adopted by the GSEs or Ginnie Mae that may be more advantageous to our competitors’ business models than our own
•Inability to appropriately manage liquidity, interest rate and foreign currency exchange risks, including ineffective hedging strategies
•Inability to control decisions by the management of MSR Asset Vehicle LLC to exercise their contractual rights to sell MSRs, which potentially impacts the size of our subservicing portfolio
•Economic slowdown or downturn, a capital market disruption, or a deterioration of the housing market, including but not limited to, in the states where we have some concentration of our business
•Inability to acquire additional profitable client relationships
•Inability to meet future advance financing obligations if Rithm were to fail to comply with its servicing advance obligations under the subservicing agreement
Operational Risks and Other Risks Related to Our Business
•Disruption in our operations or technology systems due to the failure or disagreements of our service providers to fulfill their obligations under their agreements with us, including but not limited to Black Knight Financial Services, Inc. (Black Knight)
•Failure by us or our vendors to adequately update technology systems and processes, interruption or delay in our or our vendors’ operations due to cybersecurity breaches or system failures, and resulting economic loss or regulatory penalties
•Adverse changes in political or economic stability or government policies in the U.S., India, the Philippines or the USVI
•Disruption in our operations and reduced profitability in our servicing operations as a result of severe weather or natural disaster events
•Material increase in loan put-backs and related liabilities for breaches of representations and warranties regarding sold loans or MSRs
•Heightened reputational risk due to media and regulatory scrutiny of companies that originate and securitize reverse mortgages

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
We are subject to a number of ongoing federal and state regulatory examinations, consent orders, inquiries, subpoenas, civil investigative demands, requests for information and other actions that could result in further adverse regulatory action against us, including certain matters summarized below. See Note 25 — Regulatory Requirements and Note 27 — Contingencies to the Consolidated Financial Statements.
CFPB
We are subject to supervision by the CFPB. In April 2017, the CFPB filed a lawsuit in the federal district court for the Southern District of Florida against Onity, OMS and OLS alleging violations of federal consumer financial laws relating to our servicing business dating back to 2014. This lawsuit was resolved in Onity’s favor in 2023 following years of litigation that generated significant legal expense and adversely impacted our reputation and business. The CFPB has resumed normal course supervisory activities with respect to our business and operations. If the CFPB asserts any alleged deficiencies in Onity’s practices that we are unable to refute or defend, the CFPB could potentially commence an enforcement action involving monetary fines, penalties or restrictions on our business, which could have a material adverse impact on our business, reputation, financial condition, liquidity and results of operations.
State Licensing and State Attorneys General
Our licensed entities are required to renew their licenses, typically on an annual basis, and to do so they must satisfy the license renewal requirements of each jurisdiction, which generally include financial requirements such as providing audited financial statements or satisfying minimum net worth requirements and non-financial requirements such as satisfactorily completing examinations as to the licensee’s compliance with applicable laws and regulations. The minimum net worth requirements to which our licensed entities are subject are unique to each state and type of license. We believe our licensed entities were in compliance with all of their minimum net worth requirements at December 31, 2024. However, it is possible that regulators could disagree with our calculations, and one state regulator has disagreed with our calculation for a prior year period; we have discussed the matter with the regulator, including why we believe we were in compliance with the applicable net worth requirements. Failure to satisfy any of the requirements to which our licensed entities are subject could result in a variety of regulatory actions ranging from a fine, a directive requiring a certain step to be taken, a suspension or, ultimately, a revocation of a license, any of which could have a material adverse impact on our results of operations and financial condition.
We have incurred significant costs complying with the terms of settlements with regulatory agencies. To the extent that legal or other actions are taken against us by regulators or others with respect to matters, they could result in additional costs or other adverse impacts and could have a materially adverse impact on our business, reputation, financial condition, liquidity and results of operations.
We continue to work with the New York Department of Financial Services (NY DFS) to address matters they raise with us as well as to fulfill our commitments under the 2017 NY Consent Order and PHH Corporation acquisition conditional approval. To the extent that we fail to address adequately any concerns raised by the NY DFS or fail to fulfill our commitments to the NY DFS, the NY DFS could take regulatory action against us, including imposing fines or penalties or otherwise restricting our business activities. Any such actions could have a material adverse impact on our business, financial condition liquidity and results of operations.
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
In the past, we have entered into significant settlements with the NY DFS, the CA DFPI, and the 2013 Onity National Mortgage Settlement which involved payments of significant monetary amounts, monitoring by third-party firms for which we were financially responsible and other restrictions on our business. While we are not currently subject to active monitorships under these settlements, we remain obligated to comply with the commitments made to our regulators and if we violate those commitments one or more of these entities could take regulatory action against us. Any future settlements or other regulatory actions against us could have a material adverse impact on our business, reputation, operating results, liquidity and financial condition.

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
We are subject to various pending private legal proceedings, including purported class actions, challenging whether certain of our loan servicing practices and other aspects of our business comply with applicable laws and regulatory requirements. For example, we are currently a defendant in various matters alleging that (1) certain fees imposed on borrowers relating to payment processing, payment facilitation, or payment convenience violate state laws similar to the Fair Debt Collection Practices Act, (2) certain fees we assess on borrowers are marked up improperly in violation of applicable state and federal law, (3) we breached fiduciary duties we purportedly owe to benefit plans due to the discretion we exercise in servicing certain securitized mortgage loans, (4) certain legacy mortgage reinsurance arrangements violated RESPA, (5) we failed to subservice loans appropriately pursuant to subservicing and other agreements, (6) we violated the False Claims Act related to our participation in the Home Affordable Modification Program, and (7) we originated and sold loans to counterparties that were not underwritten in accordance with applicable guidelines. In the future, we are likely to become subject to other private legal proceedings alleging failures to comply with applicable laws and regulations, including putative class actions, in the ordinary course of our business. While we do not currently believe that the resolution of the vast majority of the legal proceedings we face will have a material adverse effect on our financial condition or results of operations, we cannot express a view with respect to all of these proceedings. The outcome of any pending legal matter is never certain, and it is possible that adverse results in private legal proceedings could materially and adversely affect our financial results and operations. We have paid significant amounts to settle private legal proceedings in recent periods and paid significant amounts in legal and other costs in connection with defending ourselves in such proceedings. To the extent we are unable to avoid such costs in future periods, our business, financial position, results of operations and cash flows could be materially and adversely affected.
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
The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the S.A.F.E. Act) requires the individual licensing and registration of those engaged in the business of loan origination. The S.A.F.E. Act is designed to improve accountability on the part of loan originators, combat fraud and enhance consumer protections by encouraging states to establish a national licensing system and minimum qualification requirements for applicants. Thus, Onity must ensure proper licensing for all employees who participate in certain specified loan origination activities. Failure to comply with the S.A.F.E. Act licensing requirements could adversely impact Onity’s origination business.
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
Historical losses significantly eroded stockholders’ equity and weakened our financial condition. We established a set of key initiatives to achieve our objective of returning to sustainable profitability in the shortest timeframe possible within an appropriate risk and compliance environment. While we generated net income in 2021, 2022 and 2024, we incurred a net loss in 2023 driven by MSR fair value losses, net of hedging. We are exposed to earnings volatility due to the effect of changes in interest rates and other market conditions on the valuation of our assets and liabilities measured at fair value, including MSRs which represent our most interest-rate sensitive asset. While the objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure considering market, liquidity and other conditions, our hedging strategy may not be as effective as desired due to the actual performance of an MSR and hedges differing from the expected performance. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Business Initiatives.
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
Our advance facilities are revolving facilities that generally have a revolving period up to 24 months. In a typical monthly cycle, we repay a portion of the borrowings under these facilities from collections. During the remittance cycle, which starts in the middle of each month, we depend on our lenders to provide us with a significant portion of the cash necessary to make the advances that we are required to make as servicer. If one or more of these lenders were to restrict our ability to access these revolving facilities or were to fail, we may not have sufficient funds to meet our obligations. We typically require significantly more liquidity to meet our advance funding obligations than our available cash on hand.
In addition, we use mortgage loan warehouse facilities to fund newly originated loans, HECM tails, buyouts and a number of other assets on a short-term basis until they are sold to secondary market investors, including GSEs or other third-party investors. Currently, our master repurchase and participation agreements for financing new loan originations generally have maximum terms of 364 days, and they are typically renewed, replaced or extended annually. We issued asset-backed securitization notes in 2023 and 2024 to diversify our financing of reverse mortgage buyouts and REO properties with a three-year anniversary mandatory call dates.
We have diversified sources of funding for our GSE, Ginnie Mae and PLS MSR portfolios. GSE MSR financing is provided through two bank financing facilities whose total capacity was $500.0 million and $400.0 million, respectively, at December 31, 2024. The $500.0 million GSE MSR facility terminates in September 2025 and the $400.0 million GSE MSR facility converts into a term loan in February 2025 with a final maturity date in December 2026. The Ginnie Mae facility, provided through private investor arrangement, carried total capacity of $300.0 million at December 31, 2024. The PLS MSR financing was issued to capital markets investors as an amortizing note structure. The Ginnie Mae and PLS financing arrangements terminate in February 2025 and are expected to be extended for another 364-day period.
Our MSR financing facilities provide funding based on an advance rate against MSR value that is subject to periodic mark-to-market valuation adjustments (MSR valuation is expected to decline if market interest rates decline). In the normal course, and without any additions to our MSR portfolio from production or acquisition activities, MSR value is expected to decline over time due to run off of the loan balances in our servicing portfolio. As a result, we anticipate having to repay a portion of our MSR debt over a given time period. The requirements to repay MSR debt including those due to unfavorable fair value adjustment attributable to interest rates or other factors may require us to allocate a substantial amount of our available liquidity or future cash flows to meet these requirements. To the extent we are unable to generate sufficient cash flows from operations to meet these requirements, we may be more constrained to invest in our business and fund other obligations, and our business, financing activities, liquidity, financial condition and results of operations will be adversely affected.
On November 6, 2024, we successfully completed our corporate debt restructuring. PHH Corporation issued $500.0 million  aggregate principal amount of 9.875% Senior Notes due November 1, 2029 (Senior Notes Due 2029) in a syndicated private placement. Interest on the Senior Notes Due 2029 is payable semi-annually and principal is due at maturity. The Senior Notes Due 2029 are guaranteed by Onity and certain wholly-owned subsidiaries including PMC (collectively “restricted subsidiaries”). The Senior Notes are secured by the equity interests of the restricted subsidiaries and any available cash in excess of regulatory requirements, as defined. The proceeds from the issuance of the Senior Notes Due 2029 described above, together with proceeds from the sale of MAV Canopy and available cash, were used to redeem in November 2024 all of the outstanding $289.1 million 7.875% PMC Senior Secured Notes due in 2026 and $285.0 million 12% Onity Senior Secured Notes due in 2027.
While we currently plan to renew, replace or extend all of the above debt agreements consistent with our historical practice, there can be no assurance that we will be able to do so on appropriate terms or at all and, if we fail to do so, we may not have adequate sources of funding for our business.
Our debt agreements contain various qualitative and quantitative covenants, including financial covenants, covenants to operate in material compliance with applicable laws and regulations, monitoring and reporting obligations and restrictions on our ability to engage in various activities, including but not limited to incurring or guarantying additional debt, paying dividends or making distributions on or purchasing equity interests of Onity and its subsidiaries, repurchasing or redeeming capital stock or junior capital, repurchasing or redeeming subordinated debt prior to maturity, issuing certain types of preferred stock, selling or transferring assets or making loans or investments or other restricted payments, entering into mergers or consolidations or sales of all or substantially all of the assets of Onity and its subsidiaries, creating liens on assets to secure debt, and entering into transactions with affiliates. As a result of the covenants to which we are subject, we may be limited in the manner in which we conduct our business and may be limited in our ability to engage in favorable business activities or raise additional capital to finance future operations or satisfy future liquidity needs. In addition, breaches or events that may result in a default under our debt agreements include, among other things, noncompliance with our covenants, nonpayment of principal or interest, material misrepresentations, the occurrence of a material adverse effect or material adverse change, insolvency, bankruptcy, certain material judgments and changes of control. Covenants and defaults of this type are commonly found in debt agreements such as ours. Certain of these covenants and defaults are open to subjective interpretation and, if our interpretation were contested by a lender, a court may ultimately be required to determine compliance or lack thereof. In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations and other legal remedies. In addition to these covenants, certain agreements also include trigger events which may lead to adverse actions such as acceleration of outstanding obligations, step down in advance rates and termination of further funding.
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
Minimum net worth requirements and liquidity are generally calculated using specific adjustments that may require interpretation or judgment. Changes to these adjustments have the potential to significantly affect net worth and liquidity calculations and imperil our ability to satisfy future minimum net worth and liquidity requirements. We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements at December 31, 2024. However, it is possible that regulators could disagree with our calculations. If we fail to satisfy minimum net worth or liquidity requirements, absent a waiver or other accommodation, we could lose our licenses or have other regulatory action taken against us, we could lose our ability to sell and service loans to or on behalf of the GSEs or Ginnie Mae, or it could trigger a default under our debt agreements. Any of these occurrences could have a material adverse effect on our business, reputation, financing activities, liquidity, financial condition or results of operations.
In 2022, Ginnie Mae announced updated minimum financial eligibility requirements for Ginnie Mae issuers and included a new risk-based capital ratio effective December 31, 2024. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the RBCR requirements to October 1, 2025. PHH will be required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. We are currently implementing certain actions intended to achieve compliance with the requirements. We intend to continue to operate our Ginnie Mae issuer activities through PHH which would be subject to the risk-based capital rules, and separately operate our GSE MSR investment activities through PHH Asset Services LLC (PAS), a wholly owned subsidiary of PHH Corporation and Onity. We have received all necessary licensing and regulatory approvals to operate PAS except for one state with whom discussions are ongoing.
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
Most of our consolidated total assets and liabilities are measured at fair value on a recurring and nonrecurring basis, most of which are considered Level 3 valuations, including our MSR portfolio. Our largest Level 3 asset and liability carried at fair value on a recurring basis is Loans held for investment - reverse mortgages and the related secured financing. We pool home equity conversion mortgages (reverse mortgages) into Ginnie Mae Home Equity Conversion Mortgage-Backed Securities (HMBS). Because the securitization of reverse mortgage loans does not qualify for sale accounting, we account for these transfers as secured financings and classify the transferred reverse mortgages as Loans held for investment - reverse mortgages and recognize the related Financing liabilities. Holders of HMBS have no recourse against our assets, except for standard representations and warranties and our contractual obligations to service the reverse mortgages and HMBS.
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
We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or on different bases, than our interest earning assets or when financed assets are not interest-bearing. Our servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Servicing advances are among our more significant non-interest earning assets. We are also exposed to interest rate risk because a portion of our advance financing and other outstanding debt is at variable rates. Rising interest rates may increase our interest expense. Earnings on float balances may partially offset these higher funding costs.
Our MSRs, which we carry at fair value, are subject to substantial interest rate risk, primarily because the mortgage loans underlying the servicing rights permit the borrowers to prepay the loans. A decrease in interest rates generally increases prepayment speeds and vice versa. An interest rate decrease could result in an array of fair value changes, the severity of which would depend on several factors, including the magnitude of the change, whether the decrease is across specific rate tenors or a parallel change across the entire yield curve, and impact from market-side adjustments, among others. The objective of our MSR hedging policy is to provide a targeted level of hedge coverage on our interest-rate sensitive MSR portfolio exposure. The targeted hedge coverage ratio increased in the second quarter of 2023 from 25% to 60%. Effective December 2023, we established a targeted hedge coverage ratio range between 95% and 105%. In April 2024, we changed the risk measure to an interest rate sensitivity measure (dollar DV01) that resulted in an equivalent range of approximately 90% to 110%. However, as discussed below, there can be no assurance that our hedging strategy will be effective in partially mitigating our exposure to changes in fair value of our MSRs due to interest rate changes. Also refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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

In addition, we are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar currency operations to the extent that our foreign exchange positions remain unhedged. Our operations in the Philippines and India expose us to foreign currency exchange rate risk.
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
Unexpected changes in market rates or secondary liquidity may have a materially adverse impact on the cash flows or operating performance of Onity. The expected hedge coverage profile may not correlate to the asset as desired, resulting in poorer performance than had we not hedged at all. In addition, hedging strategies involve transaction and other costs. We cannot be assured that our hedging strategy and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in or magnify losses.
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
Due to the significant role that the GSEs and Ginnie Mae play in the secondary mortgage market, new initiatives and other actions that they may implement could become prevalent in the mortgage originations and servicing industries generally. To the extent that FHFA, the GSEs, HUD, Ginnie Mae or other authoritative body implements reforms that materially affect the market not only for conventional and/or government-insured loans but also for non-qualifying loan markets, such reforms could have a material adverse effect on the creation of new MSRs, the economics or performance of any MSRs that we acquire, servicing fees that we can charge and costs that we incur to comply with new servicing requirements. Further, to the extent a GSE or Ginnie Mae proposal or requirement impacts our business model differently than our competitors’, we may face a competitive disadvantage.
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
A disruption in the mortgage capital markets may affect our financial and results of operations.
In addition to Fannie Mae, Freddie Mac and Ginnie Mae, we are heavily reliant on the mortgage capital markets to provide liquidity for loans we originate. If the securitization or whole loan markets are disrupted, prices of the loans we have originated and not yet sold could be adversely impacted and/or we could be forced to hold these loans on balance sheet for longer than intended. To the extent we expand our originations business into new non-Agency product offerings, these risks may increase.
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
Many of our servicing agreements require adherence to general servicing standards, and certain contractual provisions delegate judgment over various servicing matters to us. Our servicing practices, and the judgments that we make in our servicing of loans, could be questioned by parties to these agreements, such as GSEs, Ginnie Mae, trustees or master servicers, or by investors in the trusts which own the mortgage loans or other third parties. As a result, we could be required to repurchase mortgage loans, make whole or otherwise indemnify such mortgage loan investors or other parties. Advances that we have made could be unrecoverable. We could also be terminated as servicer or become subject to litigation or other claims seeking damages or other remedies arising from alleged breaches of our servicing agreements. For example, we are currently involved in a dispute with a former subservicing client relating to alleged violations of our contractual agreements. We are unable to predict the outcome of this dispute or the size of any loss we might incur. In addition, several trustees are currently defending themselves against claims by RMBS investors that the trustees failed to properly oversee mortgage servicers - including Onity - in the servicing of hundreds of trusts. Trustees subject to those suits have informed Onity that they may seek indemnification for losses they suffer as a result of the filings.
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
Rithm is one of our largest servicing clients, accounting for 14% of the UPB and 24% of the loan count in our servicing and subservicing portfolio as of December 31, 2024. It is possible that Rithm could exercise its rights to terminate for convenience or opt not to renew some or all of our servicing agreements. See Note 8 — Other Financing Liabilities, at Fair Value for information regarding renewal of our agreements with Rithm.
In addition, any failure by us to comply with a financial covenant could result in Rithm terminating Onity as subservicer under the subservicing agreements or in directing the transfer of servicing away from Onity under the Rights to MSRs agreements. Similarly, failure by Onity to meet operational requirements, including service levels, critical reporting and other obligations, could also result in termination or transfer for cause. In addition, if there is a change of control to which Rithm did not consent, Rithm could terminate for cause and direct the transfer of servicing away from Onity. A termination for cause and transfer of servicing could materially and adversely affect Onity’s business, liquidity, financial condition and results of operations.
Further, under our Rights to MSRs agreements, in certain circumstances, Rithm has the right to sell its Rights to MSRs to a third-party and require us to transfer title to the related MSRs, subject to an Onity option to acquire at a price based on the winning third-party bid rather than selling to the third party. If Rithm sells its Rights to MSRs to a third party, the transaction can only be completed if the third-party buyer can obtain the necessary third-party consents to transfer the MSRs. Rithm also has the obligation to use reasonable efforts to encourage such third-party buyer to enter into a subservicing agreement with

Onity. Onity may lose future compensation for subservicing, however, if no subservicing agreement is ultimately entered into with the third-party buyer.
Because of the large percentage of our servicing business that is represented by the agreements with Rithm, if Rithm exercised all or a significant portion of its rights to decline to continue doing business with us we anticipate that we would need to restructure many aspects of our servicing business as well as the related corporate support functions to address our smaller servicing portfolio and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm agreements.
If Rithm were to fail to comply with its servicing advance obligations under its agreements with us, it could materially and adversely affect us.
Under the Rights to MSRs agreements, Rithm is responsible for financing all servicing advance obligations in connection with the loans underlying the MSRs. At December 31, 2024, such servicing advances made by Rithm were approximately $408.5 million. However, under the Rights to MSRs structure, we are contractually required under our servicing agreements with the RMBS trusts to make the relevant servicing advances even if Rithm does not perform its contractual obligations to fund those advances. Therefore, if Rithm were unable to meet its advance financing obligations, we would remain obligated to meet any future advance financing obligations with respect to the loans underlying these Rights to MSRs, which could materially and adversely affect our liquidity, financial condition, results of operations and servicing operations.
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
If MAV exercises its rights to sell MSRs subserviced by PHH and we are unable to either continue as subservicer of the sold MSRs or replenish our subservicing portfolio to replace the sold MSRs, it could result in our loss of subservicing income and could significantly impact our business, liquidity, financial condition and results of operations.
MAV is one of our largest subservicing clients, accounting for 14% of the UPB and 11% of the loan count in our servicing and subservicing portfolio as of December 31, 2024. Upon the sale of our 15% interest in MAV Canopy in November 2024, PHH and MAV amended the Subservicing Agreement to provide that PHH will have the right to be the exclusive subservicer for an initial term of five years (subject to certain extensions) of all MSRs that MAV currently owns, for all future MSRs that MAV acquires from PHH, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to a six-month lockout during which MAV shall not sell or otherwise transfer any MSRs owned by MAV at the MAV Canopy sale date without the prior consent of PHH. Following this initial six-month period, the lockout restriction is subject to reduction in 25% increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter. Under the terms of our Subservicing Agreement, our subservicing rights terminate as to MSRs sold by MAV to any unaffiliated third party.
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
In addition, MAV has the right to terminate the Subservicing Agreement entirely in the event of certain events of default, including failure by Onity to meet financial or operational requirements, including service levels. MAV may also terminate the Subservicing Agreement in the event of a change of control of Onity or PHH.
Termination of some or all of our subservicing rights due to sales by MAV or termination of the entire Subservicing Agreement for cause could result in the loss of a significant portion of Onity’s total subservicing portfolio and materially and adversely affect Onity’s business, liquidity, financial condition and results of operations.
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

Our business is substantially dependent on our ability to process and monitor a large number of transactions, many of which are complex, across various parts of our business. These transactions often must adhere to the terms of a complex set of legal and regulatory standards, as well as the terms of our servicing and other agreements. In addition, given the volume of transactions that we process and monitor, certain errors may be repeated or compounded before they are discovered and rectified. For example, because we send over millions of communications in an average month, a process problem such as erroneous letter dating has the potential to negatively affect many parts of our business and have widespread negative implications.
We are similarly dependent on our employees. We could be materially adversely affected if an employee or employees, acting alone or in concert with non-affiliated third parties, causes a significant operational break-down or failure, either because of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems, including by means of cyberattack, such as unauthorized data exfiltration or manipulation. In addition to direct losses from such actions, we could be subject to regulatory sanctions or suffer harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take that are designed to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.
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
In addition to our reliance on the vendors discussed above, our business is reliant on a number of technology vendors that provide services such as integrated cloud applications and financial institutions that provide essential banking services on a daily basis. Even short-terms interruptions in the services provided by these vendors and financial institutions could be disruptive to our business and cause us financial loss. Significant or prolonged disruptions in the ability of these companies to provide services to us could have a material adverse impact on our operations.

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
We are currently making, and will continue to make, technology investments and process improvements to improve or replace the information processes and systems that are key to managing our business, to improve our compliance management system, and to reduce costs. Additionally, as part of the transition to Black Knight MSP and the integration of our information processes and systems with PHH Corporation, we have undergone and continue to undergo significant changes to our technology infrastructure and business processes. Failure to select the appropriate technology investments, or to implement them correctly and efficiently, could have a significant negative impact on our operations. Furthermore, rapid technological advancements that could make existing products or services obsolete could negatively impact on our operations.
We and the third parties with whom we work are subject to stringent and evolving laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Additionally, certain sector-specific regulations, including regarding the financial industry, require additional privacy and security-related obligations. For example, the Gramm-Leach-Bliley Act, as amended, imposes specific requirements relating to the privacy and security of certain “nonpublic personal information” processed by covered financial institutions.
In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines, including increased fines for intentional violations, and allows private litigants affected by certain data breaches to recover significant statutory damages.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.
Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and has in the past and may in the future necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. We have programs in place designed to detect and respond to security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. While none of the cybersecurity incidents that we have experienced to date have had a material adverse impact on our business, financial condition or operations, recent cybersecurity incidents involving our vendors and other contractual counterparties briefly impacted our operations, and we cannot assure that future third-party incidents will not materially and adversely impact us.
Security breaches, malicious code (such as viruses and worms), phishing attacks, cyberattacks, ransomware attacks, hacking, social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats could result in a compromise or breach of the technology that we or our vendors use to protect our sensitive data and other information that we must keep secure. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Unremediated high risk or critical vulnerabilities pose material risks to our business and we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Furthermore, our financial, accounting, data processing or other operating systems and facilities (or those of our vendors) may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a cyberattack, a spike in transaction volume or unforeseen catastrophic events, potentially resulting in data loss and adversely affecting our ability to process transactions or otherwise operate our business. If one or more of these events occurs, this could potentially jeopardize data integrity or confidentiality of information processed and stored in, or transmitted through, our computer systems and networks. Any failure, interruption or breach of our computer systems and networks could result in reputational harm, disruption of our customer relationships, or an inability to originate and service loans and otherwise operate our business.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents (including those impacting our vendors), or to take other actions, such as providing credit monitoring and identity theft protection services, and we have done so in the past. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
Further, if we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we could experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
Regulators may impose penalties or require remedial action if they identify weaknesses in our systems, and we may be required to incur significant costs to address any identified deficiencies or to remediate any harm caused. A number of states have specific reporting and other requirements with respect to cybersecurity in addition to applicable federal laws. For instance, the NY DFS Cybersecurity Regulation requires New York insurance companies, banks, and other regulated financial services institutions - including certain Onity entities licensed in the state of New York - to assess their cybersecurity risk profile. Regulated entities are required, among other things, to adopt the core requirements of a cybersecurity program, including a cybersecurity policy, effective access privileges, cybersecurity risk assessments, training and monitoring for all authorized users, and appropriate governance processes. This regulation also requires regulated entities to submit notices to the NY DFS of any security breaches or other cybersecurity events, and to certify their compliance with the regulation on an annual basis. In addition, consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the use of technology in our business that could adversely affect us or result in significant compliance costs.
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

Our insurance coverage may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, such coverage may not continue to be available on commercially reasonable terms or at all, and such coverage may not pay future claims.
Damage to our reputation could adversely impact our financial results and ongoing operations.
Our ability to serve and retain customers and conduct business transactions with our counterparties could be adversely affected to the extent our reputation is damaged. Our failure to address, or to appear to fail to address, the various regulatory, operational and other challenges facing Onity could give rise to reputational risk that could cause harm to us and our business prospects. Reputational issues may arise from the following, among other factors:
•negative news about Onity or the mortgage industry generally;
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
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory or technological changes. Competition to service mortgage loans and for mortgage loan originations comes primarily from commercial banks and savings institutions and non-bank lenders and mortgage servicers. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources, and lower funding costs. Further, our competitors that are national banks may also benefit from a federal exemption from certain state regulatory requirements that is applicable to depository institutions. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of revenue generating options (e.g., originating types of loans that we choose not to originate) and establish more favorable relationships than we can. With the proliferation of smartphones and technological changes enabling improved payment systems and cheaper data storage, newer market participants, often called “disruptors,” are reinventing aspects of the financial industry and capturing profit pools previously enjoyed by existing market participants. As a result, the lending industry could become even more competitive if new market participants are successful in capturing market share from existing market participants such as ourselves. Competition to service mortgage loans may result in lower margins. Because of the relatively limited number of servicing clients, our failure to meet the expectations of any significant client could materially impact our business. Onity has suffered reputational damage as a result of our regulatory settlements and the associated scrutiny of our business. We believe this may have weakened our competitive position against both our bank and non-bank mortgage servicing competitors. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations.
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
As part of our ongoing initiatives to reduce operating costs, we reduced both our U.S.-based and APAC staffing levels in 2023 and 2024. While we believe these planned departures are necessary in order to simplify our operations and drive stronger financial performance, internal reorganizations and personnel turnover add uncertainty to our operations in the short-term and divert management and employee attention from our other initiatives. In addition, the reduction in our workforce may negatively impact employee morale. It is possible that critical employees may seek other employment, and if we have misjudged the number or allocation of positions needed to run our operations efficiently, critical functions could be understaffed. Finally, our workforce reductions, management changes and internal reorganization could potentially invite increased regulatory inquiries. Any of the above risks, or a combination of these risks, could impair our ability to realize intended productivity increases and cost savings and result in a material adverse effect on our business and operating results.
We have operations in India and the Philippines that could be adversely affected by changes in the political or economic stability of these countries or by government policies in India, the Philippines or the U.S.
Approximately 2,900, or 67%, of our employees as of December 31, 2024 are located in India. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations in the manner in which we currently use them. For example, changes in regulatory requirements could require us to curtail our use of lower-cost operations in India to service our businesses. If we had to curtail or cease our operations in India and transfer some or all of these operations to another geographic area, we could incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.
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
There are a number of foreign laws and regulations that are applicable to our operations in India and the Philippines, including laws and regulations that govern licensing, employment, privacy and data security, safety, taxes and insurance and laws and regulations that govern the creation, continuation and winding up of companies as well as the relationships between shareholders, our corporate entities, the public and the government in these countries. Non-compliance with the laws and regulations of India or the Philippines could result in (i) restrictions on our operations in these countries, (ii) fines, penalties or sanctions or (iii) reputational damage.
Our operations are vulnerable to disruptions resulting from severe weather events.
Our operations are vulnerable to disruptions resulting from severe weather events, including our operations in India, the Philippines, the USVI and Florida. Approximately 3,300, or 76%, of our employees as of December 31, 2024 are located in India or the Philippines. In recent years, severe weather events caused disruptions to our operations in India, the Philippines, and the USVI and we incurred expense resulting from the evacuation of personnel and from property damage. In addition, employees located in Pennsylvania, New Jersey and Texas have been impacted by severe weather events in recent years, including as a result of power failures due to such events which temporarily prevented some remote employees from working. While we have implemented and maintain business continuity plans to reduce the disruption such events cause to our critical operations, we cannot guarantee that such plans will eliminate any negative impact on our business, including the cost of evacuation and repairs. As the frequency of severe weather events continues to increase in connection with rising global temperatures and other climatic changes, interruptions to our business operations may become more frequent and costly, and future weather events could have a significant adverse effect on our business and results of operations.

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
A significant portion of our business is in the states of California, Texas, Florida, New Jersey and New York , and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in those states.
A significant portion of the mortgage loans that we service and originate are secured by properties in California, Texas, Florida, New Jersey and New York. Any adverse economic conditions in these markets, including a downturn in real estate values, could increase loan delinquencies. Delinquent loans are more costly to service and require us to advance delinquent principal and interest and to make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent that we determine that such amounts are recoverable. We could also be adversely affected by business disruptions triggered by incidents impacting specific geographic areas such as acts of terrorism or natural disasters, including the recent California wildfires, with respect to which we have not fully completed our analysis but do not presently expect to have a material impact on our business.
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
We are actively looking for opportunities to grow our business through acquisitions of businesses and assets. The performance of the businesses and assets we acquire through acquisitions may not match the historical performance of our other assets. Nor can we assure you that the businesses and assets we may acquire will perform at levels meeting our expectations. We may find that we overpaid for the acquired businesses or assets or that the economic conditions underlying our acquisition decision have changed. It may also take several quarters or longer for us to fully integrate newly acquired businesses and assets into our business, during which period our results of operations and financial condition may be negatively affected. Further, certain one-time expenses associated with such acquisitions may have a negative impact on our results of operations and financial condition. We cannot assure you that acquisitions will not adversely affect our liquidity, results of operations and financial condition.
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
We originate, securitize and service FHA-insured HECM mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. Generally, a HECM reverse mortgage is a government-insured loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until a default event under the terms of the mortgage occurs such as the borrower fails to pay real estate taxes or maintain proper insurance, the borrower dies, the borrower moves out of the home, or the home is sold. Foreclosures involving HECM reverse mortgages generally occur more frequently than forward mortgages. HUD HECM reverse mortgage program requires foreclosure upon death of the borrower. Borrower’s heirs have very limited loss mitigation options under the HECM program, either payoff the debt at a discount (95% of UPB) or go through probate, a costly, time-consuming process, in order to sell the property or complete a deed in lieu of foreclosure. In addition, uncured loan defaults on HECM reverse mortgages can lead to foreclosures if borrowers fail to occupy the home as their primary residence, maintain their property or fail to pay taxes or home insurance premiums. A general increase in foreclosure rates may adversely impact how HECM reverse mortgages are perceived by potential customers and thus reduce demand for HECM reverse mortgages. A decline in the demand for HECM reverse mortgages may reduce the number of HECM reverse mortgages we originate and adversely affect our ability to sell HECM reverse mortgages in the secondary market. Additionally, we could become subject to negative headline risk in the event that loan defaults on HECM reverse mortgages lead to foreclosures or evictions of the elderly. The HUD HECM reverse mortgage program has in the past responded to scrutiny around similar issues by implementing rule changes, and may do so in the future. It is not possible to predict whether any such rule changes would negatively impact us. All of the above factors could have a material adverse effect on our business, reputation, liquidity, financial condition and results of operations.

Our HMBS repurchase obligations may reduce our liquidity, and if we are unable to comply with such obligations, it could materially adversely affect our business, financial condition, and results of operations.
As an HMBS issuer, we assume the obligation to purchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the related HECM is equal to or greater than 98% of the maximum claim amount (MCA repurchases). Active repurchased loans are assigned to HUD and payment is typically received within 60 days of repurchase. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount. We bear the risk of exposure if the amount of the outstanding principal balance on a loan exceeds the maximum claim amount. Inactive repurchased loans (the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO, with a claim filed with HUD for recoverable remaining principal and advance balances. The recovery timeline for inactive repurchased loans depends on various factors, including foreclosure status at the time of repurchase, state-level foreclosure timelines, and the post-foreclosure REO liquidation timeline. The timing and amount of our obligations with respect to MCA repurchases are uncertain as repurchase is dependent largely on circumstances outside of our control. MCA repurchases are expected to continue to increase due to the seasoning of our portfolio, the acquisition of more seasoned portfolios, and the increased flow of HECMs and REO that are reaching 98% of their maximum claim amount.
If we do not have sufficient liquidity or borrowing capacity to comply with our Ginnie Mae repurchase obligations, Ginnie Mae could take adverse action against us, including terminating us as an approved HMBS issuer. In addition, if we are required to purchase a significant number of loans with respect to which the outstanding principal balances exceed HUD’s maximum claim amount, we could be required to absorb significant losses on such loans following assignment to HUD. In the case of inactive loans, active loans whereby we strategically opted to not assign the loans to HUD, and active loans with collateral defects preventing assignment, we could be required to absorb significant losses on such loans following liquidation and subsequent claim for HUD reimbursement. Further, during the periods in which HUD reimbursement is pending, our available borrowing or liquidity will be reduced by the repurchase amounts and we will have reduced resources with which to further other business objectives. For all of the foregoing reasons, our liquidity, business, financial condition, and results of operations could be materially and adversely impacted by our HMBS repurchase obligations.
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
Onity has U.S. federal, state and USVI net operating loss (NOL) carryforwards, state tax credit carryforwards, and disallowed interest expense carryforwards under Section 163(j) in the U.S. jurisdiction - Refer to Note 21 — Income Taxes. NOL carryforwards, Section 163(j) disallowed interest expense carryforwards and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur as measured under Section 382. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize our NOLs, tax credit carryforwards, deductions and/or certain built-in losses. If it is determined that an ownership change(s) has occurred, there may be annual limitations under Sections 382 and 383 (or comparable provisions of foreign or state law).
Onity and PHH Corporation have both experienced historical ownership changes that have caused the use of certain tax attributes to be limited and have resulted in the write-off of certain of these attributes based on our inability to use them in the carryforward periods defined under tax law. Onity continues to monitor the ownership in its stock to evaluate whether any additional ownership changes have occurred that would further limit our ability to utilize certain tax attributes. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve. Our inability to utilize our pre-ownership change NOL carryforwards, Section 163(j) disallowed interest carryforwards, any future recognized built-in losses or deductions, and tax credit carryforwards could have an adverse effect on our financial condition, results of operations and cash flows. Finally, any future changes in our ownership or sale of our stock could further limit the use of our NOLs and tax credits in the future.
Risks Relating to Ownership of Our Common Stock
Our common stock price experiences substantial volatility and has dropped significantly on a number of occasions in recent periods, which may affect your ability to sell our common stock at an advantageous price.
The market price of our shares of common stock has been, and may continue to be, volatile. For example, the closing market price of our common stock on the New York Stock Exchange fluctuated during 2024 between $22.48 per share and $34.10 per share, and the closing stock price on February 14, 2025 was $35.66 per share. Therefore, the volatility in our stock price may affect your ability to sell our common stock at an advantageous price. Market price fluctuations in our common stock may be due to factors both within and outside our control, including regulatory or legal actions, acquisitions, dispositions or other material public announcements or speculative trading in our stock (e.g., traders “shorting” our common stock), as well as a variety of other factors including, but not limited to those set forth under this Item 1.A. Risk Factors .
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
Based on SEC filings, we understand several shareholders each own or control over five percent of our common stock. These large shareholders individually and collectively have the ability to vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders. As a result, these shareholders could influence matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of directors. If situations arise in which management and certain large shareholders have divergent views, we may be unable to take actions management believes to be in the best interests of Onity.
Further, certain of our large shareholders also hold significant percentages of stock in companies with which we do business. It is possible these interlocking ownership positions could cause these shareholders to take actions based on factors other than solely what is in the best interests of Onity.

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
Our amended and restated articles of incorporation provide that the total number of shares of all classes of capital stock that we have authority to issue is 33.3 million, of which 13.3 million are common shares and 20.0 million are preferred shares, of which 2.4 million have been designated as Series B Preferred Stock. See Note 16 — Mezzanine Equity. Our Board of Directors has the authority, without a vote of the shareholders, to establish the preferences and rights of any preferred or other class or series of shares to be issued and to issue such shares. The issuance of preferred shares could delay or prevent a change in control. Since our Board of Directors has the power to establish the preferences and rights of the preferred shares without a shareholder vote, our Board of Directors may give the holders of preferred shares preferences, powers and rights, including voting rights, senior to the rights of holders of our common shares. In addition, our bylaws include provisions that, among other things, require advance notice for raising business or making nominations at meetings, which could impact the ability of a third party to acquire control of us or the timing of acquiring such control.
Third parties seeking to acquire us or make significant investments in us must do so in compliance with state regulatory requirements applicable to licensed mortgage servicers and lenders. Many states require change of control applications for acquisitions of “control” as defined under each state’s laws and regulation, which may apply to an investment without regard to the intent of the investor. For example, New York has a control presumption triggered at 10% ownership of the voting stock of the licensee or of any person that controls the licensee. In addition, we have licensed insurance subsidiaries in New York and Vermont. Accordingly, there can be no effective change in control of Onity unless the person seeking to acquire control has made the relevant filings and received the requisite approvals in New York and Vermont. These regulatory requirements may discourage potential acquisition proposals or investments, may delay or prevent a change in control of us and may impact demand for, and the trading price of, our common stock.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Risk Management and Strategy
We have established information designed to identify, assess, and manage cybersecurity risks that could impact our critical information systems and confidential data. Our information security team employs a variety of methods to identify and evaluate material risks from cybersecurity threats, including risk and control self-assessments, vulnerability assessments and penetration testing, breach and attack simulations, ransomware table-top assessments, cyber threat intelligence reviews, as well as internal and external cybersecurity assessments.
To mitigate and manage these risks, we have implemented various technical, physical, and organizational safeguards. Depending on the environment or system, these safeguards include, for example, information security policies and procedures, perimeter security controls such as firewalls and intrusion prevention systems, network security controls including multi-factor authentication and role-based access controls, and server and endpoint security controls such as anti-malware. Additionally, depending on the environment or system, we utilize certain application security controls, data security controls including encryption, data loss prevention controls, immutable data backups, and security awareness programs for our personnel.
Our assessment and management of material risks from cybersecurity threats are integrated into our broader enterprise risk management strategies. Cybersecurity risks are categorized according to our enterprise risk assessment guidelines and are tracked in a centralized enterprise risk system. Cybersecurity risks are periodically reviewed by our IT Risk Committee and Enterprise Risk and Compliance Committee (discussed further below). We also engage third-party service providers for assistance in identifying, assessing, and managing cybersecurity risks. In the past, these third parties have provided us with services that include external penetration testing, cybersecurity audits, legal counsel, threat intelligence information, forensic investigations, and managed security service.
In addition, we have processes in place for assessing and managing cybersecurity risks associated with third-party service providers. Vendors are categorized based on a set of criteria that assess the importance of their services and the sensitivity of the information and systems they have access to. Depending on the nature of the services provided, the sensitivity of information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with the provider, such as due diligence questionnaires and periodic assessments, and we track the status of reported third party risks within our centralized risk governance framework.
In 2023 and 2024, cybersecurity incidents occurred involving our vendors and other contractual counterparties that did not materially and adversely impact our operations. However, we cannot assure that future third party incidents will not materially and adversely impact us. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this annual report on Form 10-K, including “Cybersecurity risks and the failure to maintain the security, confidentiality, integrity, and availability of our information technology systems or data, and those maintained on our behalf, could result in a material adverse impact to our business, including without limitation regulatory investigations or actions, a material interruption to our ability to provide services to our customers, damage to our reputation and/or subject us to costs, fines and penalties or lawsuits and otherwise adversely affect our operations.”
Cybersecurity Governance
Our Board of Directors addresses Onity’s cybersecurity risk management as part of its general oversight function. The Risk and Compliance Committee of the Board of Directors is responsible for overseeing Onity’s overall risk management processes, including cybersecurity-related risks, and receives periodic updates from the Chief Information Security Officer (CISO) concerning Onity’s significant cybersecurity threats and the processes Onity has implemented to address them. The Chair of our Risk and Compliance Committee and our Lead Independent Director have each received training and certification from the National Association of Corporate Directors Cyber-Risk Oversight Program.
Our cybersecurity risk assessment and management processes are implemented and maintained by the CISO and the information security team. The CISO is responsible for cybersecurity staffing and maintaining an up-to-date cybersecurity policy and processes framework designed to promote a strong cybersecurity resilience, drive security awareness, and facilitate a coordinated response to cybersecurity incidents. The IT Risk Committee, which is chaired by the Chief Information Officer (CIO) and includes the CISO, Chief Risk and Compliance Officer (CRCO) and other executive leadership team members, reviews cybersecurity risks and initiatives on a periodic basis.
In addition to their decades of experience and qualifications in finance and management, our CIO holds a Bachelor’s Degree in Computer Engineering and Master’s Degree in Computer Science, our CISO holds a Bachelor’s Degree in Electronics Engineering and has completed industry certifications including Certified Information Security Auditor, Certified Information Systems Security Professional, and ISO 27001 Lead Auditor, and our CRCO has received training in financial services cybersecurity risk management for legal professionals. In addition, all Onity executives, along with employees generally, are required to refresh their cybersecurity and IT threat-recognition training annually or more frequently if circumstances warrant.
Cybersecurity-related risk events are reported to Onity’s Enterprise Risk and Compliance Committee, an executive level management committee designed to assist the Chief Executive Officer and CRCO in executing our Enterprise Risk Management Program, including with respect to cybersecurity. The Enterprise Risk and Compliance Committee provides a formal governance and oversight infrastructure for identifying and monitoring cybersecurity risks and compliance-related issues facing Onity, which includes escalation to the Risk and Compliance Committee of the Board as appropriate.
In addition, our cybersecurity incident response processes are designed to escalate material cybersecurity incidents to members of management as part of the enterprise level Crisis Management Framework. The CISO, CIO, CRCO and senior operating unit leaders are part of the crisis management team in an effort to promote the prompt investigation of and response to cybersecurity incidents.
ITEM 2.    PROPERTIES
Onity Group Inc. is headquartered in West Palm Beach, Florida, at 1661 Worthington Road, Suite 100. We have offices and facilities in the U.S., the USVI, India and the Philippines, all of which are leased. The following table sets forth information relating to our principal facilities at December 31, 2024:

Location	Owned/Leased	Square Footage
Principal executive offices
West Palm Beach, Florida	Leased	41,858

Document storage and imaging facility
West Palm Beach, Florida	Leased	51,931

Business operations and support offices
U.S. facilities:
Mt. Laurel, New Jersey (1)	Leased	18,270
Rancho Cordova, California (2)	Leased	8,094
Houston, Texas - Walters Road (3)	Leased	15,678
St. Croix, USVI (4)	Leased	6,096

APAC facilities (1)
Bangalore, India	Leased	22,325
Mumbai, India	Leased	15,218
Pune, India	Leased	3,826
Manila, Philippines	Leased	13,134

Former operations and support offices no longer utilized
Houston, Texas - Walters Road (3)	Leased	29,901

(1)Supports our servicing and lending operations, as well as our corporate functions.
(2)Primarily supports reverse lending operations. Effective August 2024, we terminated the lease on 17,157 square feet of space and entered into a new lease agreement.
(3)Primarily supports our reverse servicing operations. Effective February 2025, we exercised the early termination option to terminate the lease on 36,171 square feet of space (including on 29,901 square feet, which was previously abandoned) and the lease term for the remaining space was extended through January 2028.
(4)Primarily supports our forward servicing operations.

We regularly evaluate current and projected space requirements, considering the constraints of our existing lease agreements and the expected scale of our businesses. We operate through a hybrid workforce model which combines remote work for substantially all of our global workforce and in-office when required. During 2024, we exited a total of 18,995 of leased square feet.

ITEM 3.    LEGAL PROCEEDINGS
See Note 27 — Contingencies to the Consolidated Financial Statements for a description of our material legal proceedings. That information is incorporated into this item by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The common stock of Onity Group Inc. is traded under the symbol “ONIT” on the NYSE.
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
Stock Return Performance
The following graph compares the cumulative total shareholder return (TSR) on the common stock of Onity Group Inc. since December 31, 2019, with the cumulative TSR on the stocks included in (i) the Russell 2000 Index and (ii) the peer group of companies Onity uses to inform compensation decisions. We have chosen to present the Russell 2000 for comparison purposes because we believe the Russell 2000 is comprised of companies which more closely resemble Onity in terms of market capitalization than other indices. We have selected our peer group for comparison purposes because Onity’s management uses information about the peer group to make compensation decisions and we believe that information is relevant to our shareholders. The Compensation and Human Capital Committee of Onity’s Board of Directors determines the constitution of our peer group after considering the recommendations of our independent compensation consultant, who identifies potential peers based on a number of metrics including industry classification, revenues, assets and number of employees. Our Compensation and Human Capital Committee modified the peer group in 2023 on the recommendation of our independent compensation consultant in order to ensure the constituent companies remain aligned with Onity in key metrics.
The Compensation and Human Capital Committee selected the following peer group as the comparator for benchmarking, including competitors in the mortgage finance industry and mortgage real estate investment trusts.

Associated Banc-Corp	Mr. Cooper Group Inc.
Axos Financial, Inc.	PennyMac Financial Services, Inc.
BankUnited, Inc.	Radian Group Inc.
Finance of America Companies, Inc.	South State Corporation
Guild Holdings Company	UWM Holdings Corporation
LendingTree, Inc.	Walker & Dunlop, Inc.
loanDepot, Inc.	Webster Financial Corporation
MGIC Investment Corporation	WSFS Financial Corporation
The cumulative TSR performance of peer group companies Guild Holdings Company, loanDepot Inc. and UWM Holdings is not included in the weighted average cumulative TSR calculation because they were publicly listed after the beginning of the five-year measurement period.
The graph assumes that $100 was invested in our common stock, each index listed below, and each company in the peer group (except as described above) on December 31, 2019, and the reinvestment of all dividends. The returns of each peer group company are weighted according to their respective stock market capitalization at the beginning of the period.

$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Onity Group Inc. (formerly Ocwen Financial Corporation)
Russell 2000 (1)
Peer Group

	Period Ending
Index / Peer Group	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Onity Group Inc.	$100.00	$140.68	$194.50	$148.81	$149.68	$149.44
Russell 2000	$100.00	$118.36	$134.57	$105.56	$121.49	$133.66
Peer Group	$100.00	$103.75	$120.87	$99.11	$129.27	$153.76
(1)© 2025 London Stock Exchange Group plc and its applicable group undertakings (“LSEG”). The LSEG includes (1) FTSE International Limited (“FTSE”), (2) Frank Russell Company (“Russell”), (3) FTSE Global Debt Capital Markets Inc. and FTSE Global Debt Capital Markets Limited (together, “FTSE Canada”), (4) FTSE Fixed Income Europe Limited (“FTSE FI Europe”), (5) FTSE Fixed Income LLC (“FTSE FI”), (6) FTSE (Beijing) Consulting Limited (“WOFE”), (7) Refinitiv Benchmark Services (UK) Limited (“RBSL”), (8) Refinitiv Limited (“RL”) and (9) Beyond Ratings S.A.S. (“BR”). All rights reserved. FTSE Russell® is a trading name of FTSE, Russell, FTSE Canada, FTSE FI, FTSE FI Europe, WOFE, RBSL, RL and BR. “FTSE®”, “Russell®”, “FTSE Russell®”, “FTSE4Good®”, “ICB®”, “Refinitiv”, “Beyond Ratings®”, “WMRTM”, “FRTM” and all other trademarks and service marks used herein (whether registered or unregistered) are trademarks and/or service marks owned or licensed by the applicable member of the LSEG or their respective licensors and are owned, or used under license, by FTSE, Russell, FTSE Canada, FTSE FI, FTSI FI Europe, WOFE, RBSL, RL or BR. FTSE International Limited is authorized and regulated by the Financial Conduct Authority as a benchmark administrator. Refinitiv Benchmark Services (UK) Limited is authorized and regulated by the Financial Conduct Authority as a benchmark administrator. All information is provided for information purposes only and data is provided "as is" without warranty of any kind.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Number of Holders of Common Stock
On February 14, 2025, 7,873,053 shares of our common stock were outstanding and held by approximately 44 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.
Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales of equity securities have been previously disclosed.

Purchases of Equity Securities by the Issuer and Affiliates
We did not repurchase any shares of our common stock during the quarter ended December 31, 2024.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in millions, except per share amounts and unless otherwise indicated)
The Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K generally discusses 2024 and 2023 items and provides year-to-year comparisons between 2024 and 2023. Discussions of year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.
OVERVIEW
General
We are a leading non-bank mortgage servicer and originator providing solutions through our primary brands, PHH Mortgage and Liberty Reverse Mortgage. PHH is one of the largest non-bank servicers in the country based on UPB, focused on delivering a variety of servicing and lending programs. PHH is also one of the largest correspondent lenders in the U.S. based on origination UPB. Liberty is one of the nation’s largest reverse mortgage lenders and servicers based on origination and securitization UPB, dedicated to education and providing loans that help customers meet their personal and financial needs by drawing upon their home equity. We serviced or subserviced 1.4 million loans with a total UPB of $301.7 billion on behalf of more than 4,000 investors and 125 subservicing clients as of December 31, 2024. We service all mortgage loan classes, including conventional, government-insured, non-Agency, small-balance commercial and multi-family loans. Our Originations business is part of our balanced business model to generate gains on loan sales and profitable returns, and to support the replenishment and the growth of our servicing portfolio. Through our retail, correspondent and wholesale channels, we originate and purchase conventional and government-insured forward and reverse mortgage loans that we sell or securitize on a servicing retained basis. In addition, we grow our mortgage servicing volume through MSR flow purchase agreements, Agency Cash Window and co-issue programs, bulk MSR purchase transactions, and subservicing agreements. On June 10, 2024, Ocwen Financial Corporation changed its name to Onity Group Inc.

Volume Overview
The table below summarizes the volume of Originations by channel during 2024, compared with the volume of the two preceding years. The volume of Originations is a key driver of the profitability of our Originations segment, along with margins, and also a key driver of the replenishment and growth of our Servicing segment. In 2024, we added $85.6 billion of new volume, with $44.9 billion of new subservicing, $29.7 billion of new Originations production, and $10.9 billion in bulk acquisitions, as further detailed in the below table.

$ In billions	UPB			$ Change
	Years Ended December 31,			2024 vs 2023	2023 vs 2022
	2024	2023	2022
Mortgage servicing originations
Retail - Consumer Direct MSR (1)	$0.9	$0.4	$1.2	$0.5	$(0.9)
Correspondent MSR (1)	16.1	12.2	15.6	4.0	(3.4)
Flow and Agency Cash Window MSR purchases (2)	11.9	9.1	11.3	2.8	(2.3)
Reverse mortgage servicing (3)	0.8	0.7	1.4	0.1	(0.8)
Total servicing	29.7	22.3	29.5	7.4	(7.2)
Bulk MSR purchases (2) (4)	10.9	0.5	4.5	10.4	(4.1)
Total servicing additions	40.6	22.8	34.0	17.9	(11.3)
Interim forward subservicing	7.9	6.8	12.6	1.1	(5.8)
Other new forward subservicing	36.5	19.4	29.0	17.1	(9.5)
Reverse subservicing	0.5	1.4	13.2	(0.9)	(11.9)
Total Subservicing additions (5)	44.9	27.6	54.8	17.3	(27.2)
Total servicing and subservicing UPB additions	$85.6	$50.4	$88.8	$35.2	$(38.4)
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
(4)Bulk MSR purchases include $3.9 billion UPB for which PHH was previously performing the subservicing that were purchased from third parties in 2024.
(5)Includes interim subservicing, including the volume of UPB associated with short-term interim subservicing for certain clients as a support to their originate-to-sell business.

The following table summarizes the average volume of our Servicing segment in 2024, compared with the two preceding years. The average servicing volume is a key driver of the profitability of our Servicing segment. The relative weight of performing and delinquent loans or servicing and subservicing also drive the amount and timing of gross revenue and expenses. In 2024, our total average servicing and subservicing portfolio increased $7.1 billion, or 2%, net of runoff and sales, primarily driven by $8.1 billion of subservicing additions. Our average owned MSR servicing portfolio stayed relatively flat year over year, with a $0.8 billion, or 1% decrease.

$ in billions	Average UPB			$ Change
	Years Ended December 31,			2024 vs 2023	2023 vs 2022
	2024	2023	2022
Owned MSR	$123.0	$123.8	$121.9	$(0.8)	$1.9
Subservicing (including reverse subservicing)	64.5	56.4	57.0	8.1	(0.7)
Rithm	43.1	47.0	52.0	(3.9)	(5.0)
MAV	50.0	51.9	42.5	(2.0)	9.4
Other MSR capital partners	9.1	4.6	—	4.5	4.6
Reverse mortgage loans (owned)	9.0	7.8	7.4	1.2	0.4
Other servicing (including whole loans)	0.9	0.9	0.8	—	0.2
Total servicing and subservicing UPB (average)	$299.6	$292.4	$281.6	$7.1	$10.9
As of December 31, 2024 and 2023, the total servicing and subservicing UPB amounted to $301.7 billion and $288.4 billion, respectively, a net increase of $13.3 billion or 4.6%.
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

	Years Ended December 31,
	2024	2023	2022
30-year fixed rate mortgage (FRM) (1)
Average	6.72%	6.80%	5.30%
End of period	6.85%	6.61%	6.42%

10-year Treasury rate (end of period)	4.58%	3.88%	3.88%

1-month Term SOFR (average)	5.11%	5.07%	1.85%
(1)Source: Freddie Mac PMMS - Primary Mortgage Market Survey
In 2024, the average 30-year fixed rate mortgage rate remained mostly flat (down 8 basis points vs. 2023) resulting in a continued depressed origination market due to borrower affordability. The Federal Reserve reduced its federal funds target rate a total of 1 percentage point between September and December 2024 (50-basis point reduction in September and consecutive 25-basis point reductions in November and December). Despite the Federal Reserve actions the 10-year Treasury rate increased by 70 basis points year over year, driving MSR fair values up. The average 1-month term SOFR remained flat (up 4 basis points vs. 2023) following the Federal Reserve respective actions in 2023 and 2024, as illustrated in the below graph.
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

The following graph compares market interest rates over the current and comparative periods:
Financial Highlights
Results of operations for 2024
•Net income attributable to common stockholders of $33 million, or $4.28 income per share basic and $4.13 diluted
•Servicing and subservicing fee revenue of $832 million
•Originations gain on sale of $58 million
• $60 million MSR valuation gain attributable to rate and assumption changes, net of hedging
Financial condition at the end of the year
•Stockholders’ equity of $443 million, or $56.26 book value per common share
•MSR investment of $2.5 billion, and $301.7 billion total servicing and subservicing UPB
•Cash position of $185 million
•Total assets of $16.4 billion
Business Strategy
We established the following strategy to return to sustainable profitability and create long-term value for shareholders:
•Balance and diversification: Maintain a scale position in origination and servicing to address market-cycle opportunities;
•Prudent capital-light growth: Emphasize on capital-light subservicing to drive servicing portfolio UPB growth and expand higher margin products and origination channels to drive accretive MSR investments;
•Industry-leading cost structure: Achieve industry cost leadership through continuous cost and process improvement, optimizing global operations and technology, and drive innovation, including artificial intelligence based solutions;
•Top-tier operating performance and capabilities: Deliver industry top-tier servicing operational performance and increase borrower and client satisfaction;
•Dynamic asset management: Optimize investment returns and liquidity through dynamic and opportunistic asset purchases and sales.
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
Results of Operations and Financial Condition
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our audited consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on

Form 10-K. The segment information presented below is prepared under GAAP, consistent with the amounts included in our consolidated financial statements.

Condensed Statements of Operations	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenue	$976.0	$1,066.7	$953.9	(9)%	12%
MSR valuation adjustments, net	(96.2)	(232.2)	(10.4)	(59)	n/m
Operating expenses	436.5	412.1	532.4	6	(23)
Other income (expense), net	(404.1)	(480.5)	(386.2)	(16)	24
Income (loss) before income taxes	39.3	(58.1)	24.9	(168)	(333)
Income tax expense (benefit)	5.3	5.6	(0.8)	(4)	(795)
Net income (loss)	33.9	(63.7)	25.7	(153)	(348)

Segment income (loss) before income taxes
Servicing	$172.8	$9.9	$127.7	n/m	(92)%
Originations	30.4	(2.0)	2.9	n/m	(169)
Corporate	(163.9)	(66.1)	(105.7)	148	(37)
	$39.3	$(58.1)	$24.9	(168)%	(333)%
n/m: not meaningful
Onity reported $33.9 million net income in 2024, as compared to a $63.7 million net loss in 2023, or a net improvement of $97.6 million, mostly driven by the following:
•A $136.1 million lower loss on MSR valuation adjustments, net, primarily driven by higher market interest rates (the 10-year Treasury rate remained flat in 2023, and increased 70 basis points in 2024) and favorable assumption updates as compared to unfavorable updates in 2023 to reflect actual market trade pricing levels;
•A $13.7 million net gain on the sale of our investment in MAV Canopy in November 2024;
•A $49.4 million loss on debt extinguishment primarily mostly due to our corporate debt refinancing in November 2024 and redemption of the PMC Senior Secured Notes due 2026 and Onity Senior Secured Notes due 2027;
•A $32.4 million increase in Originations profitability driven by higher volumes, with our increased recapture operational capability and our MSR replenishment strategy following bulk sales; and
•The reversal of litigation accruals in 2023 (within Professional services expenses) related to the resolution of the CFPB and other matters.
Revenue and Other income (expense) decreased due to the effects of our accounting derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023 ($124.9 million servicing fees recognized in 2023 with remittance reported as Pledged MSR liability expense in Other income (expense). On December 31, 2023, we derecognized from our balance sheet $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm servicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria was met. As PHH continues to subservice the portfolio, our statement of operations in 2024 reflects subservicing fee revenue as opposed to the gross presentation of servicing fee revenue and offsetting servicing fee remittances within Pledged MSR liability expense, a component of Other income (expense), net, prior to December 31, 2023. These required presentation changes do not affect the amount of net fee retained by Onity in connection with the Rithm servicing agreements.

Total Revenue
The below table presents total revenue by segment:

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022

Servicing and subservicing fees	$832.5	$947.3	$862.6	(12)%	10%
Gain on reverse loans held for investment and HMBS-related borrowings, net	42.5	$46.7	$36.1	(9)	29
Gain on loans held for sale, net	59.0	$40.6	$22.0	45	85
Other revenue, net	42.0	$32.0	$33.2	31	(4)
Total revenue	$976.0	$1,066.7	$953.9	(9)%	12%

Servicing	$866.7	$994.6	$828.5	(13)%	20%
Originations	109.3	72.1	141.1	52	(49)
Corporate	—	—	—	100	n/m
Total segment revenue (1)	$976.0	$1,066.7	$969.6	(9)	10
(1)Refer to Note 24 — Business Segment Reporting for a reconciliation to Total revenue for 2022.
Total segment revenue for 2024 was $90.7 million, or 9%, lower as compared to 2023 predominantly due to the accounting derecognition of Rithm servicing fees described above ($124.9 million servicing fees presented gross in 2023), partially offset by a $37.1 million increase in Originations revenue driven by higher volume.
•The $114.7 million decrease in Servicing and subservicing fees is mainly due to the effects of our accounting derecognition of MSRs previously sold to Rithm, partly offset by $10.5 million higher collection of previously deferred non-Agency servicing fees, among other factors.
•The $4.3 million decline in Gain on reverse loans held for investment and HMBS-related borrowings, net is mostly driven by increasing interest rates partially offset by yield spread tightening (and is part of our MSR hedging strategy, see below).
•The $18.4 million increase in Gain on loans held for sale, net is due to a $27.3 million increase in Originations mostly attributed to higher volumes, partly offset by $8.9 million lower gains in Servicing attributed to reverse mortgage buyouts. The increase in Originations volume is notable in both our Consumer Direct and Correspondent channels with our increased recapture operational capability and our owned MSR replenishment strategy following opportunistic MSR bulk sales.
•The $10.0 million increase in Other revenue, net is largely driven by fees on higher loan production volume.
MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net which include MSRs, MSR pledged liabilities and ESS financing liabilities at fair value, along with MSR hedging derivatives:

	Years Ended December 31,
	2024	2023	2022
Realization of expected cash flows (runoff)	$(156.6)	$(143.6)	$(164.5)

Fair value gains (losses) due to rate and assumption changes	173.3	(55.5)	261.0
MSR hedging derivative fair value gain (loss)	(112.9)	(33.1)	(106.9)
MSR valuation adjustments, net (1)	$(96.2)	$(232.2)	$(10.4)
(1)Excludes fair value changes of reverse mortgage loans held-for-investment and HMBS related borrowing due to rates and assumptions that are part of the MSR hedging strategy. Refer to the MSR Hedging Strategy section of Item 7A. Quantitative and Qualitative Disclosures about Market Risks for further detail and the discussion below within Servicing.
The $96.2 million loss on MSR valuation adjustments, net in 2024 is comprised of $156.6 million runoff, $173.3 million fair value gain attributed to rates and assumption changes and $112.9 million loss on MSR hedging derivatives. MSR valuation adjustments, net decreased by $136.1 million (lower loss) in 2024 compared to 2023 largely driven by interest rates, favorable assumption updates and changes in our hedge coverage ratio, as discussed below.

•MSRs are subject to runoff, a fair value decline due to the realization of expected cash flows and yield based on projected borrower behavior, including scheduled amortization of the loan UPB together with projected voluntary prepayments. The unfavorable $13.0 million increase in runoff year-over-year is mostly due to the impact of higher market rate changes on expected cash flows.
•The $173.3 million fair value gain due to rates and assumptions in 2024 is largely attributed to favorable assumption updates to reflect market participant perspectives on MSRs and actual market trade pricing levels and an increase in interest rates. The change from a $55.5 million fair value loss in 2023 to a $173.3 million fair value gain in 2024 is mostly driven by changes in market interest rates as the 10-year Treasury rate increased 70 basis points in 2024 (flat in 2023) and favorable assumption updates to reflect actual market trade pricing levels in 2024 as compared to unfavorable updates to reflect market participant perspectives on MSR fair value with actual trade pricing levels in 2023.
•MSR hedging derivative fair value gains or losses are designed to partially offset the expected fair value losses or gains, respectively, of the net MSR, MSR pledged liabilities and ESS exposure, commensurate with our target hedge coverage ratio. The $112.9 million derivative loss is primarily driven by the increase in market interest rates discussed above. The $79.7 million year-over-year increase in hedging losses is mainly due to market interest rates changes noted above, also considering the change in our hedge coverage ratio. During 2023, we gradually increased our minimum hedge coverage ratio from 25% to 60%, with the minimum increasing to 95% in December 2023, adjusted to 90% in April 2024. Also refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further detail on our hedging strategy and its effectiveness.
Operating Expenses
The table below presents the key components of operating expenses:

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Compensation and benefits	$232.5	$229.2	$289.4	1%	(21)%
Servicing and origination	52.3	57.3	64.9	(9)	(12)
Technology and communications	52.9	52.5	57.9	1	(9)
Professional services	52.6	22.3	49.3	136	(55)
Occupancy, equipment and mailing	31.4	31.8	41.8	(1)	(24)
Other expenses	14.7	19.0	29.1	(23)	(35)
Total operating expenses	$436.5	$412.1	$532.4	6%	(23)%

Servicing	$273.0	$301.7	$315.6	(10)%	(4)%
Originations	88.3	80.8	148.5	9	(46)
Corporate	75.2	29.6	68.3	154	(57)
	$436.5	$412.1	$532.4	6%	(23)%

Average headcount	4,374	4,670	5,476	(6)	(15)
Compensation and benefits expense for 2024 increased $3.3 million, or 1%, as compared to 2023 largely due to an $8.9 million increase in incentive compensation attributed to our improved financial performance in 2024 and a $3.1 million increase in commissions due to higher production volume in our Originations segment, partially offset by a $6.1 million decrease in salaries and benefits. Our total average headcount declined 6% (including a 11% decline in total average U.S. based headcount), driven by efficiencies in our Servicing activities and runoff of our reverse servicing portfolio.
Servicing and origination expense for 2024 decreased $5.0 million, or 9%, as compared to 2023, mostly driven by a $10.7 million decrease in Servicing expense, partially offset by $5.1 million higher Originations expense. The decrease in Servicing expense is primarily due to lower claim loss on Ginnie Mae loan repurchases, and recoveries and favorable resolutions of our indemnification obligations in 2024. The increase in Originations expense was driven by higher production volume and a provision release for representation and warranty indemnification recorded in 2023 due to favorable resolution of demands.
Professional services expense for 2024 increased $30.3 million, or 136%, as compared to 2023 primarily due to the reversal of our loss contingency accrual related to the CFPB and other matters resolved in 2023 and an increase in other litigation-related expenses recognized in 2024, largely offset by higher recoveries of prior year expenses in 2024 as compared to 2023.

Other Income (Expense)

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Interest income	$93.3	$78.0	$45.6	20	71
Interest expense	(288.9)	(273.6)	(186.0)	6	47
Net interest expense	$(195.6)	$(195.6)	$(140.4)	—%	39%

Pledged MSR liability expense	(175.4)	(296.3)	(255.0)	(41)	16
Gain (loss) on extinguishment of debt	(49.4)	1.3	0.9	n/m	43
Earnings of equity method investee	22.9	7.3	18.5	214	(61)
Other, net	(6.6)	2.8	(10.2)	(337)	(127)
Other income (expense), net	$(404.1)	$(480.5)	$(386.2)	(16)	24
Loss on extinguishment of debt for 2024 includes the recognition of a $53.4 million loss on our redemption in November 2024 of all of the outstanding PMC Senior Secured Notes due 2026 and Onity Senior Secured Notes due 2027, comprised of the accelerated write-off of $36.8 million unamortized discount and debt issuance costs, the payment of an $11.6 million make-whole redemption premium and a $5.0 million transaction fee to Oaktree. In addition, during 2024, we repurchased and extinguished a portion of the PMC Senior Secured Notes and recognized a gain of $4.1 million (prior to their redemption). During 2023, we repurchased $15.0 million of PMC Senior Secured Notes at a discount and recognized a $1.3 million gain on debt extinguishment, net of the respective write-off of unamortized discount and debt issuance costs.
Other, net expense for 2024 increased (higher net expense) $9.3 million as compared to 2023 primarily driven by $5.7 million of compensation from a subservicer related to a negotiated subservicing termination in the fourth quarter of 2023. The payment received offsets an unfavorable impact to the fair value of the associated MSRs (reported as a loss in MSR valuation adjustments, net). In addition, early payoff protection expense increased by $5.7 million in 2024 in connection with our MSR opportunistic sale transactions.
Refer to the Servicing and Originations segments for discussion and analysis of Interest income and Interest expense. Refer to the Servicing segment for discussion and analysis of Pledged MSR liability expense and Earnings of equity method investee, including the related gain on sale of our investment in MAV Canopy.
Income Tax Expense (Benefit)

	Years Ended December 31,
	2024	2023	2022
Income tax expense (benefit)	$5.3	$5.6	$(0.8)
Income (loss) before income taxes	39.3	(58.1)	24.9
Effective tax rate	14%	(10)%	(3)%
Our effective tax rate for the periods indicated in the table above is lower than the 21% federal statutory income tax rate primarily due to the full valuation allowance recorded on our net U.S. federal and state deferred tax assets. We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. In these evaluations, we give more significant weight to objective evidence, such as our actual financial condition and historical results of operations, as compared to subjective evidence, such as projections of future taxable income or losses. We evaluated all positive and negative evidence and determined that a full valuation allowance at December 31, 2024 remains appropriate. Refer to Note 21 — Income Taxes for further details on deferred tax assets.
For 2024, income tax expense of $5.3 million was driven primarily by pre-tax earnings in foreign jurisdictions and current taxable income in the U.S. The increase in the effective tax rate is primarily due to the $97.3 million increase in pre-tax earnings in 2024 compared to 2023.
Under our transfer pricing agreements, our operations in India and Philippines are compensated on a cost-plus basis for the services they provide, such that even when we have a consolidated pre-tax loss from operations these foreign operations have taxable income, which is subject to statutory tax rates in these jurisdictions that are higher than the U.S. statutory rate of 21%.

Financial Condition

Financial Condition Summary	December 31,		$ Change	% Change
	2024	2023
Cash and cash equivalents	$184.8	$201.6	$(16.8)	(8)%
Restricted cash	80.8	53.5	27.3	51
MSRs, at fair value	2,466.3	2,272.2	194.0	9
Advances, net	577.2	678.8	(101.6)	(15)
Loans held for sale	1,290.2	677.3	612.9	91
Loans held for investment, at fair value	11,125.3	7,975.5	3,149.7	39
Receivables, net	176.4	154.8	21.6	14
Investment in equity method investee	—	37.8	(37.8)	(100)
Premises and equipment, net	11.0	13.1	(2.1)	(16)
Other assets	111.3	106.2	5.1	5
Contingent loan repurchase asset	412.2	343.0	69.2	20
Total assets	$16,435.4	$12,513.7	$3,921.6	31%

Total Assets by Segment
Servicing	$15,242.5	$11,687.6	$3,554.8	30%
Originations	945.0	551.9	393.1	71
Corporate	247.9	274.3	(26.3)	(10)
	$16,435.4	$12,513.7	$3,921.6	31%

HMBS-related borrowings, at fair value	$10,872.1	$7,797.3	$3,074.8	39
Other financing liabilities, at fair value	846.9	900.0	(53.1)	(6)
Advance match funded liabilities	417.1	499.7	(82.6)	(17)
Mortgage loan financing facilities, net	1,528.2	710.6	817.6	115
MSR financing facilities, net	957.9	916.2	41.7	5
Senior notes, net	487.4	595.8	(108.4)	(18)
Other liabilities	420.6	349.3	71.4	20
Contingent loan repurchase liability	412.2	343.0	69.2	20
Total liabilities	15,942.5	12,111.9	3,830.5	32

Mezzanine equity	49.9	—	49.9	n/m

Total stockholders’ equity	442.9	401.8	41.1	10

Total liabilities and equity	$16,435.4	$12,513.7	$3,921.6	31%

Total Liabilities by Segment
Servicing	$14,712.8	$11,276.5	$3,436.3	30%
Originations	928.3	517.5	410.8	79
Corporate	301.4	318.0	(16.6)	(5)
	$15,942.5	$12,111.9	$3,830.5	32%

Book value per share	$56.26	$52.29	$3.97	8%
Total assets increased by $3.9 billion, or 31%, between December 31, 2023 and December 31, 2024 mostly due to a $3.1 billion increase in Loans held for investment following our acquisition of $2.9 billion reverse mortgage loans and capitalization of interest. Refer to Note 5 – Reverse Mortgages for additional information. In addition, Loans held for sale increased $612.9 million driven by the acquisitions of reverse mortgage buyouts and the growth in our Originations pipeline. MSRs increased $194.0 million mostly attributed to $487.2 million MSR additions partially offset by $211.0 million sales and $85.7 million derecognition of MSRs sold to MAV. These increases were partially offset by a $101.6 million decline in servicing advances, mainly due to lower delinquencies in our non-Agency MSR portfolio, and $37.8 million decline in Investment in equity method investee as a result of the sale of our 15% ownership interest in MAV Canopy in November 2024.
Total liabilities increased by $3.8 billion, or 32%, as compared to December 31, 2023 largely due to factors described above. Our HMBS-related borrowings increased by $3.1 billion mostly due to the $2.9 billion acquisition of reverse mortgage assets and assumption of HMBS-related borrowings, and an increase in fair value attributable to interest. Mortgage loan financing facilities increased $817.6 million due to the higher loans held for sale balance at December 31, 2024, including the issuance of OLIT Notes in 2024 for reverse mortgage loan buyouts. In addition, MSR financing facilities increased $41.7 million with an increase in our MSR portfolio despite a lower utilization of available borrowing capacity at December 31, 2024. We issued $49.9 million preferred stock in 2024 that is presented as mezzanine equity. Partially offsetting these increases, Senior notes, net decreased $108.4 million due to our redemption of all of the outstanding 7.875% PMC Senior Secured Notes due 2026 and Onity Senior Secured Notes due 2027, and issuance of new PHH Corporation 9.875% Senior Notes due November 2029. Advance match funded liabilities decreased $82.6 million consistent with the decline in servicing advances discussed above, and Other financing liabilities decreased $53.1 million primarily due to the derecognition of MSRs previously sold to MAV noted above and partially offset by additional ESS financing.
Total stockholders’ equity increased $41.1 million during 2024 mostly due to $33.9 million net income and $5.4 million compensation related to equity-classified awards. See Note 17 — Stockholders’ Equity for additional information.
Key Trends and Outlook
The following discussion provides information regarding certain key drivers of our financial performance and includes certain forward-looking statements that are based on the current beliefs and expectations of Onity’s management and are subject to significant risks and uncertainties. Refer to Forward-Looking Statements beginning on page 2 and the Risk Factors section beginning on page 16, for discussion of certain of those risks and uncertainties and other factors that could cause Onity’s actual results to differ materially because of those risks and uncertainties. There is no assurance that actual results will be in line with the outlook information set forth below, and Onity does not undertake to update any forward-looking statements. Refer to the Segment results of operations section for further detail, the description of our business environment, initiatives and risks.
Servicing and subservicing fee revenue - Our servicing fee revenue is a function of the volume being serviced - UPB for servicing fees and loan count for subservicing fees. We expect we will continue to grow our servicing and subservicing portfolio through our multi-channel Originations platform, MSR bulk acquisitions and subservicing additions. We expect ancillary float income to trend with short-term interest rates also considering changes in average float balances due to seasonality and portfolio growth.
Gain on sale of loans held for sale - Our gain on sale is driven by both Originations volume and margin, and is channel-sensitive. The updated industry forecasts (MBA and Fannie Mae) suggest a 15% increase in loan origination in 2025 as compared to 2023 with approximately 50 basis point lower 30-year fixed mortgage interest rates in the second half of 2025. We anticipate growth in our Consumer Direct channel considering our increased recapture capabilities. We expect to continue to prudently grow our Correspondent volume at margins that are accretive to the business as part of our MSR replenishment and growth strategy after the opportunistic MSR bulk sales in 2024. We expect continued competitive pressure on margins across all channels. We expect some further volatility of gain (loss) on sale on loans held for sale related to reverse mortgage buyouts (mostly inactive loans) due to the increased size of the portfolio.
Gain on reverse loans held for investment and HMBS-related borrowings, net - The reverse mortgage origination gain is driven by the same factors as gain on sale of loans held for sale, with smaller volumes in the reverse mortgage market and generally larger margins. With our experience and brand in the marketplace, we expect to continue to maintain or prudently grow our portfolio albeit with some channel mix changes. We expect continued uncertain market interest rate and spread conditions. The fair value of the net reverse servicing asset is expected to continue to follow market conditions, with fair value gains or losses generally associated with declining or increasing interest rates and spread, respectively, and is part of our forward MSR hedging strategy. On November 1, 2024, we completed the acquisition of $2.9 billion UPB of HECM loans along with HMBS-related borrowings and other assets from MAM that we subserviced. We expect higher net interest income (reported as fair value changes) due to higher UPB and increased volatility in fair value changes that we expect would largely be offset with our MSR hedging strategy. Refer to Item 7.A. Quantitative and Qualitative Disclosures About Market Risk for further detail on our hedge strategy.
MSR valuation adjustments, net - Our net MSR fair value changes include multiple components. First, amortization of our investment is a function of the UPB, capitalized value of the MSR relative to the UPB, and prepayments. We expect the MSR realization of expected cash flows to generally follow the growth or size of our MSR portfolio net of ESS financing liabilities and pledged MSR liabilities with our MSR capital partners. Second, MSR fair value changes are driven by changes in interest rates and assumptions, such as forecasted prepayments. Third, the MSR fair value changes due to changes in interest rates are partially offset by derivative fair value changes that economically hedge the MSR portfolio to the extent of our hedge coverage ratio and hedge performance. Refer to the sensitivity analysis in Item 7A.Quantitative and Qualitative Disclosures About Market Risk for further detail.
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
Net interest expense - Interest expense varies based on changes in average debt balance and changes in short-term interest rates on our variable rate debt. The average balance of collateralized financing facilities trends with the balance of the underlying assets discussed above (including MSR, advances and loans). Interest expense on our warehouse loan facilities is expected to be largely offset by interest income on our Originations pipeline loans. We also expect interest expense on our corporate debt to decline as a result of the corporate debt refinancing transactions in the fourth quarter of 2024.
Stockholders’ equity - With the above considerations, we expect our businesses to continue to generate net income and increase our equity in 2025, absent any significant adverse change in interest rates, hedge performance or other factors. While our profitability was negatively affected by our refinancing transactions in the fourth quarter of 2024, partly offset by the gain on MAV sale, we expect our profitability in 2025 to be favorably impacted by such refinancing transactions, with an overall lower interest expense on our corporate debt after consideration of preferred stock dividends.
SEGMENT RESULTS OF OPERATIONS
We report our activities in three segments, Servicing, Originations and Corporate that reflect other business activities that are currently individually insignificant. Our business segments reflect the internal reporting that we use to evaluate operating and financial performance and to assess the allocation of our resources.
Servicing
This segment is primarily comprised of our mortgage servicing and subservicing business. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes conventional, government-insured and non-Agency mortgage loans, including reverse mortgage loans classified as loans held for investment on our balance sheet. As of December 31, 2024, we serviced 1.4 million mortgage loans with an aggregate UPB of $301.7 billion.
The Servicing segment includes CR Limited (CRL), our wholly-owned captive reinsurance subsidiary, which provides re-insurance related to direct physical loss coverage on foreclosed real estate properties owned or serviced by us. CRL assumes a 90% (60% through January 2024) quota share of insurance coverage written by a third-party insurer issued to PHH.
Concentration
Rithm is one of our largest subservicing clients. Servicing and subservicing fees from Rithm amounted to $96.5 million, or 16% of total servicing and subservicing fees (excluding ancillary income) in 2024, and the related remittances to Rithm presented as Pledged MSR liability expense amounted to $36.1 million. Rithm accounted for $41.2 billion or 14% and 24% of the total serviced UPB and loan count, respectively, of our servicing and subservicing portfolio as of December 31, 2024, and 63% of all delinquent loans that Onity serviced, for which the cost to service and the associated risks are higher. Consistent with a subservicing relationship, Rithm is responsible for funding the advances we service on its behalf. The servicing agreements automatically renew annually unless notice of termination is provided. Refer to Note 8 — Other Financing Liabilities, at Fair Value.
Loan Resolutions
We have a strong track record of success as a leader in the servicing industry in foreclosure prevention and loss mitigation that helps homeowners stay in their homes and improves financial outcomes for mortgage loan investors. Reducing delinquencies also enables us to recover advances and recognize additional ancillary income such as late fees, which we do not recognize on delinquent loans until they are brought current. Loan resolution activities address the pipeline of delinquent loans and generally lead to (i) modification of the loan terms, (ii) repayment plan alternatives, (iii) a discounted payoff of the loan (e.g., a “short sale”), or (iv) foreclosure or deed-in-lieu-of-foreclosure and sale of the resulting REO. To select an appropriate loan modification option for a borrower in accordance with the applicable servicing agreement, we perform a structured analysis, using a proprietary model, of all options using information provided by the borrower as well as external data, including recent broker price opinions to value the mortgaged property. Our proprietary model includes, among other things, an assessment of re-default risk.
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
Most of our advances have the highest reimbursement priority (i.e., they are “top of the waterfall”), so we are entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. The costs incurred in meeting these obligations consist principally of the interest expense incurred in financing the servicing advances. Most subservicing agreements, including our agreements with Rithm and MAV, provide for prompt reimbursement of any advances from the owner of the servicing rights. Refer to Note 26 — Commitments to the Consolidated Financial Statements for further description of servicer advance obligations.
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
Cost to Service and Operating Efficiency. The financial performance of our Servicing segment is heavily dependent on our ability to scale our operations to cost-effectively and efficiently perform servicing activities in accordance with our servicing agreements.
Delinquencies. Delinquencies impact our financial results and operating cash flows for our Servicing segment. Non-performing loans are more expensive to service because the loss mitigation activities that we must undertake to keep borrowers in their homes or to foreclose, if necessary, are costlier than the activities required to service a performing loan. These loss mitigation activities include increased contact with the borrower for collection and the development of forbearance plans or loan modifications by highly skilled associates who command higher compensation as well as the higher compliance costs associated with these, and similar activities. In addition, when borrowers are delinquent, the amount of funds that we are required to advance to the investors increases. We utilize servicing advance financing facilities (match funded liabilities) to finance a portion of our advances. As a result, increased delinquencies result in increased interest expense.
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

Reverse Mortgages
Our reverse business activities include both the subservicing of reverse mortgage loans on behalf of investors and the servicing of our owned portfolio. Owned portfolio loans are insured by the FHA, which provides protection against risk of borrower default, and are securitized through the Ginnie Mae program.
Our servicing activities of reverse loans are generally consistent with forward mortgage loan servicing as described above, with the following additional functions: the funding of borrower advances or draws under their approved borrowing capacity and the repurchase of loans upon reaching a limit:
a.Borrower draw funding obligation - Under the terms of ARM-based HECM loan agreements, the borrowers have additional borrowing capacity. Borrower draws or tails are funded by the servicer and are securitized. We do not incur any substantive underwriting, marketing or compensation costs in connection with any future draws, although we must maintain sufficient capital resources and available borrowing capacity to ensure that we are able to fund these future draws prior to securitization with Ginnie Mae (generally less than 30 days).
b.Loan repurchase obligation - As an HMBS issuer, we are required to purchase loans out of the Ginnie Mae securitization pools once they reach 98% of the maximum claim amount (MCA buyouts). Active buyouts are assigned to HUD and payment is received from HUD through a claims process, generally within 30 days. HUD reimburses us for the outstanding principal balance on the loan up to the maximum claim amount; we bear the risk of exposure if the outstanding balance on a loan exceeds the maximum claim amount. Inactive buyouts (loans that are in default for one of the following reasons - title conveyances or the borrower is deceased, no longer occupies the property or is delinquent on tax and insurance payments) are generally liquidated through foreclosure and subsequent sale of REO. State specific foreclosure and REO liquidation timelines have a significant impact on the timing and amount of our recovery. If we are unable to sell the property securing the inactive reverse loan for an acceptable price within the timeframe established by HUD (six months), we are required to make an appraisal-based claim to HUD. In such cases, HUD reimburses us for the loan balance, eligible expenses and interest, less the appraised value of the underlying property. Thereafter, all the risks and costs associated with maintaining and liquidating the property remains with us; we may incur additional losses on REO properties as they progress through the liquidation processes related to delayed timelines due to market conditions, sales commissions, property preservation costs or property tax and insurance advances. The significance of future losses associated with appraisal-based claims is dependent upon the volume of inactive loans, condition of foreclosed properties and the general real estate market.
The Gain on reverse loans held for investment and HMBS-related borrowings, net reported within the Servicing segment includes the net fair value changes of securitized reverse mortgage loans held for investment and HMBS-related borrowings, that comprise the following:
•contractual interest income earned on securitized reverse mortgage loans, or HECM loans, net of interest expense on HMBS-related borrowings, that is, on a net basis, the servicing fee we are contractually entitled to and collect on a monthly basis under the Ginnie Mae MBS Guide regarding servicing HMBS; and
•other fair value changes of the net balance of securitized loans held for investment and HMBS-related borrowings, that effectively represents servicing and tails. Tails are participations in previously securitized HECM loans and are created by additions to principal for borrower draws on lines-of-credit (scheduled and unscheduled), interest, servicing fees, and mortgage insurance premiums.
The fair value of our Ginnie Mae securitized HECM loan portfolio, net of HMBS-related Borrowings generally decreases as market interest rates rise and increases as market rates fall. The exposure is managed as part of our MSR hedging strategy (see Item 7A - Quantitative and qualitative disclosures about market risk, Loans Held for Investment and HMBS-related Borrowings and the associated interest rate sensitivity disclosure).
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net strictly reflects the financial performance of owned loans/servicing and excludes any subservicing activity. The financial performance associated with the subservicing of reverse mortgage loans on behalf of investors is primarily reflected within Servicing and subservicing fees, net.
Since 2023, we have opportunistically acquired reverse mortgage assets from financial institutions, including active and inactive reverse mortgage loan buyouts, advances, HUD claim receivables and real estate properties. We finance our asset acquisitions along with the buyouts of our own portfolio through on-balance sheet private placement securitizations (referred to as OLIT). The financial performance of such reverse asset management is reported within the Servicing segment, largely within Gains (losses) on loans held for sale, that are driven by multiple factors, including liquidation timeline and changes in market interest rates.

Operating Metrics
The following table provides selected operating statistics for our Servicing segment:

Selected Operating Statistics				% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Assets Serviced at December 31
Unpaid principal balance (UPB) in billions:
Performing loans (1)	$289.7	$276.5	$276.2	5%	—%
Non-performing loans	11.5	11.4	12.9	1	(12)
Non-performing real estate	0.4	0.5	0.7	(10)	(28)
Total	$301.7	$288.4	$289.8	5	—

Non-performing to total %	4.0%	4.1%	4.7%	(4)	(12)

Conventional loans	$198.0	$187.4	$186.2	6%	1%
Government-insured loans	38.5	33.3	32.6	15	2
Non-Agency loans	65.1	67.6	71.0	(4)	(5)
Total	$301.7	$288.4	$289.8	5	—

Conventional loans to total %	65.6%	65.0%	64.2%	1	1

Servicing portfolio (2)	$142.7	$131.4	$134.5	9%	(2)%
Subservicing portfolio
Subservicing - forward	53.1	27.3	31.8	95	(14)
Subservicing - commercial	4.5	3.5	2.9	27	21
Subservicing - reverse	9.1	17.1	23.2	(47)	(26)
Total subservicing	66.7	47.9	58.0	39	(17)
MAV (3) (4)	41.2	55.9	48.2	(26)	16
Rithm (4) (5)	41.2	45.0	49.1	(8)	(8)
Other MSR capital partners (4)	9.9	8.2	—	20	n/m
Total	$301.7	$288.4	$289.8	5	—

MSR weighted average note rate (6)	4.2%	3.9%	3.5%	9	12

Prepayment speed (CPR)
Voluntary CPR	5.0%	4.1%	7.6%	22%	(47)%
Involuntary CPR	0.3	0.3	0.4	(3)	(20)
Total CPR (7)	8.5	7.6	11.2	12	(32)

Number of completed modifications (in thousands)	17.7	14.6	16.8	21%	(13)%

n/m: not meaningful
(1)Performing loans include those loans that are less than 90 days past due and those loans for which borrowers are making scheduled payments under loan modification, forbearance or bankruptcy plans. We consider all other loans to be non-performing.
(2)Includes HECM reverse mortgage loans held for investment with a UPB of $10.7 billion that are recognized in our consolidated balance sheet at December 31, 2024.
(3)Includes $19.7 billion UPB subserviced and $21.5 billion UPB of MSRs sold to MAV that did not achieve sale accounting treatment.

(4)Loans serviced pursuant to our sale or transfer agreements with MAV, Rithm and others for which sale accounting is not achieved, and loans subserviced.
(5)Includes $32.1 billion UPB of subserviced loans on behalf of Rithm at December 31, 2024.
(6)Related to our owned MSR forward servicing portfolio.
(7)Total CPR includes voluntary and involuntary prepayments, as shown in the table, plus scheduled principal amortization.

The following table provides selected operating statistics related to our owned reverse mortgage loans held for investment reported within our Servicing segment:

				% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Reverse Mortgage Loans at December 31
Unpaid principal balance (UPB):
Loans held for investment (1)	$10,618.8	$7,605.5	$7,199.6	40%	6%
Active Buyouts (2)	158.8	68.4	73.0	132	(6)
Inactive Buyouts (2)	525.3	198.1	121.4	165	63
Total	$11,302.8	$7,872.1	$7,394.0	44	6

Future draw commitments (UPB):	3,077.7	1,782.0	1,756.6	73	1

Fair value:
Loans held for investment (1)	$10,950.8	$7,868.5	$7,392.6	39	6
HMBS related borrowings	10,872.1	7,797.3	7,326.8	39	6
Net asset value	$78.6	$71.2	$65.8	10	8
Net asset value to UPB	0.74%	0.94%	0.91%
(1)Excludes unsecuritized loans reported within the Originations segment.
(2)Buyouts are reported as Loans held for sale, Receivables or REO depending on loan and foreclosure status.
The following table provides a breakdown of our servicer advances, net of allowance for losses:

Advances by investor type
December 31, 2024	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$1.3	$87.3	$5.4	$94.0
Government-insured	1.7	47.0	21.8	70.6
Non-Agency	146.8	179.8	86.0	412.6
Total, net	$149.8	$314.2	$113.2	$577.2

December 31, 2023	Principal and Interest	Taxes and Insurance	Foreclosures, bankruptcy, REO and other	Total
Conventional	$3.5	$91.2	$6.2	$100.8
Government-insured	3.3	37.7	19.3	60.2
Non-Agency	205.5	214.3	97.9	517.7
Total, net	$212.2	$343.2	$123.3	$678.8

The following table provides the rollforward of activity of our portfolio of mortgage loans serviced which includes MSRs, whole loans and subserviced loans, both forward and reverse:

	Amount of UPB ($ in billions)			Count (000’s)
	2024	2023	2022	2024	2023	2022
Portfolio at January 1	$288.4	$289.8	$268.0	1,344.5	1,378.8	1,353.3
Additions (1) (2) (3)	85.3	50.7	85.3	319.6	164.2	292.2
MSR Sales	(14.8)	—	(11.2)	(54.6)	(0.3)	(0.3)
Servicing transfers (1) (3)	(25.3)	(23.3)	(18.0)	(91.1)	(80.1)	(114.3)
Runoff	(32.0)	(28.7)	(34.3)	(123.3)	(118.1)	(152.1)
Portfolio at December 31	$301.7	$288.4	$289.8	1,395.1	1,344.5	1,378.8
(1)Includes the volume of UPB associated with short-term interim subservicing for some clients as a support to their originate-to-sell business, where loans may be boarded and deboarded within the same quarter.
(2)Additions include purchased MSRs on portfolios with a UPB of $5.5 billion that have not yet transferred to the PHH servicing system as of December 31, 2024. Because we have legal title to the MSRs, the UPB and count of the loans are included in our reported servicing portfolio. The seller continues to subservice the loans on an interim basis between the transaction closing date and the servicing transfer date.
(3)Includes MSRs acquired from an unrelated third party in the third quarter of 2024 with a UPB of $0.9 billion for which PHH was previously performing the subservicing.

Financial Performance
The following table presents selected results of operations of our Servicing segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenue
Servicing and subservicing fees	$830.5	$945.2	$860.5	(12)%	10%
Gain (loss) on loans held for sale, net	1.4	10.3	(15.1)	(87)	(168)
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	16.5	23.5	(25.1)	(30)	(194)
Other revenue, net	18.2	15.5	8.3	17	88
Total revenue	866.7	994.6	828.5	(13)	20

MSR valuation adjustments, net	(109.7)	(243.9)	(36.0)	(55)	577

Operating expenses
Compensation and benefits	100.6	107.2	126.2	(6)	(15)
Servicing expense	42.8	53.5	53.1	(20)	1
Occupancy, equipment and mailing	27.3	28.1	31.2	(3)	(10)
Professional services	28.0	35.1	26.6	(20)	32
Technology and communications	24.7	24.6	24.7	—	—
Corporate overhead allocations	45.8	45.5	46.2	1	(2)
Other expenses	3.7	7.8	7.6	(52)	2
Total operating expenses	273.0	301.7	315.6	(10)	(4)

Other income (expense)
Interest income	32.9	21.7	12.9	51	68
Interest expense	(184.4)	(173.3)	(114.8)	6	51
Pledged MSR liability expense	(175.6)	(296.4)	(255.0)	(41)	16
Loss on debt redemption	(0.1)	—	—	n/m	n/m
Earnings of equity method investee	22.9	7.3	18.5	214	(61)
Other, net	(6.8)	1.7	(10.8)	(504)	(116)
Other income (expense), net	(311.2)	(439.0)	(349.2)	(29)	26

Income before income taxes	$172.8	$9.9	$127.7	n/m	(92)%
Servicing and Subservicing Fees

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Loan servicing and subservicing fees:
Servicing and subservicing fees	$618.6	$736.0	$738.5	(16)%	—%
Ancillary income	211.9	209.1	122.0	1	71
Total	$830.5	$945.2	$860.5	(12)%	10%

The following table and discussion present the drivers of servicing and subservicing fees.

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Servicing fees
Average servicing UPB (1) (6)	$167.4	$203.0	$201.7	(18)%	1%
Average servicing fee (2)	0.30	0.32	0.33	(7)%	(1)%
Servicing fees (3)	$503.4	$656.6	$660.3	(23)%	(1)%

Subservicing fees
Average number of subserviced loans (4) (7)	587.9	294.1	273.1	100%	8%
Average monthly fee per loan (5)	$16	$23	$24	(27)%	(6)%
Subservicing fees (3)	$115.2	$79.4	$78.1	45%	2%

Servicing and subservicing fees (excluding Ancillary income)	$618.6	$736.0	$738.5	(16)%	—%
(1) In $ billions, (2) In % of UPB, annualized, (3) In $ millions, (4) In thousands, (5) In dollars.
(6) Includes $34.9 billion and $38.7 billion average UPB of MSRs in the 2023 and 2022, previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
(7) Includes an average 258 thousand loans subserviced under Rithm agreements in the 2024, of MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
Servicing and subservicing fees (excluding ancillary income) for 2024 decreased $117.5 million, with a $153.3 million decrease in servicing fees and a $35.8 million increase in subservicing fees.
These variances are largely due to the effects of our accounting derecognition of MSRs previously sold to Rithm for which the sale accounting criteria were not met until December 31, 2023 ($124.9 million servicing fees remitted to Rithm recognized in 2023). Effective January 1, 2024, as PHH continues to subservice the portfolio, the statement of operations reflects subservicing fee revenue as opposed to the previous gross presentation of servicing fee revenue (collections) and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense (see further discussion below). These required accounting presentation changes do not affect the amount of net fee retained by Onity in connection with the Rithm servicing agreements (Loan servicing and subservicing fees less Pledged MSR liability expense).
The $153.3 million decrease in servicing fees is primarily attributed to $175.5 million servicing fees collected on behalf of Rithm as discussed above. In addition, servicing fees on our GSE servicing portfolio declined mostly due to MSR sales. These decreases were partially offset by the growth in Ginnie Mae servicing UPB, the growth in servicing UPB of other MSR capital partners, and $10.5 million higher collection of previously deferred non-Agency servicing fees.
The $35.8 million increase in subservicing fees is largely driven by $45.6 million subservicing fees on Rithm agreements due to the effects of our derecognition of MSRs previously sold to Rithm as discussed above. In addition, subservicing fees increased due to a 149% increase in the forward subservicing portfolio. These increases were partially offset by $17.4 million lower subservicing fees on a 38% lower reverse mortgage subservicing portfolio due to runoff and our acquisition of reverse mortgage loans from MAM in November 2024 that we previously subserviced.

The following table presents the detail of our ancillary income:

Ancillary Income	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Custodial accounts (float earnings)	$129.3	$110.7	$26.2	17	323
Late charges	34.3	38.3	41.0	(10)%	(7)%
Reverse subservicing ancillary fees	22.3	33.5	20.4	(33)	64
Other	25.9	26.7	34.4	(3)	(23)
Ancillary income	$211.9	$209.1	$122.0	1%	71%
Ancillary income for 2024 increased by $2.8 million, or 1% as compared to 2023 largely driven by an $18.6 million increase in float earnings mostly due to higher average float balance, partially offset by an $11.2 million decline in reverse subservicing ancillary fees driven by portfolio runoff and acquisition of previously-subserviced client portfolio. The $3.9 million decline in late charges is driven by the Rithm portfolio derecognition partially offset by an increase in payoff volume.
Gain (Loss) on Loans Held for Sale, Net
We recognized a $1.4 million gain on loans held for sale, net for 2024, as compared to the $10.3 million gain recognized in 2023. The $8.9 million decline is largely driven by $15.7 million revaluation gains recorded in 2023 on reverse mortgage buyouts opportunistically acquired at a discount and securitized, and lower redelivery losses in 2024 on Ginnie Mae forward loan repurchases and modifications.
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

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net interest income (servicing fee)	$26.2	$23.6	21.9	11	7%
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(9.7)	(0.1)	(47.1)	n/m	(100)%
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net (Servicing)	$16.5	$23.5	$(25.1)	(30)%	(194)%
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net for 2024 declined $6.9 million as compared to 2023, mostly driven by an unfavorable increase in market interest rates, partially offset by yield spread tightening. While not the only benchmark for the reverse mortgage exposure, the 10-year Treasury rate increased 70 basis points in 2024 resulting in a $9.7 million other fair value loss. Interest rates and yield spreads remain relatively flat during 2023 resulting in a $0.1 million other fair value loss recorded in 2023. As our HECM loan portfolio is predominantly comprised of ARMs, higher interest rates cause the loan balance to accrue and reach the 98% maximum claim amount liquidation event more quickly, shortening the life of the servicing net asset. Other change in fair value is partially hedged with our forward MSR hedge strategy. Net interest income, which effectively represents the servicing fee that we collect through monthly securitization, increased $2.7 million in 2024 as compared with 2023, mostly due to the growth of the loan portfolio, including our acquisition of reverse mortgage loans from MAM in November 2024 that we previously subserviced.

MSR Valuation Adjustments, Net
Refer to the discussion above within Overview -Results of Operations and Financial Condition-MSR Valuation Adjustments, Net.
The following table summarizes the impact of our MSR interest rate hedging strategy on Servicing segment results along with the impact of fair value changes due to assumption updates. Refer to MSR Hedging Strategy section of Item 3. Quantitative and Qualitative Disclosures about Market Risks for further detail. Net MSR portfolio exposure gains (losses) comprise the fair value changes of the MSR portfolio attributable to rates and assumption changes, the MSR hedging derivative gains and losses, and other fair value changes of the HECM loans and HMBS-related borrowings used as a hedge for risk management purposes.

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
MSR fair value gains (losses) due to rate and assumption changes (1) - Servicing (2)	159.7	(67.2)	251.1	(338)%	(127)%
MSR hedging derivative fair value gain (loss) (1)	(112.9)	(33.1)	(122.6)	241	(73)
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net (3)	(9.7)	(0.1)	(47.1)	n/m	(100)
Net MSR portfolio exposure gains (losses)	$37.2	(100.4)	81.5	(137)%	(223)%
(1)See MSR valuation adjustments, net within the Overview section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)Excludes MSR valuations adjustments, net reported within the Originations Segment.
(3)See “Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net” in above table.
The favorable change of Net MSR portfolio exposure gains for 2024 compared to losses for 2023 is mainly driven by assumption updates that reflect actual market trade pricing levels in the respective years, our adoption of a 95-105% interest rate hedge coverage ratio in December 2023 (revised to 90-110% in April 2024), and respective changes in interest rates.
Compensation and Benefits

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Compensation and benefits	$100.6	$107.2	$126.2	(6)%	(15)%

Average Employment - Servicing	3,133	3,414	3,645	(8)%	(6)
Compensation and benefits expense for 2024 declined $6.6 million, or 6%, as compared to 2023 largely driven by an 8% headcount reduction resulting in a $5.8 million decrease in salaries and benefits. The decrease in average headcount, with a 14% decrease in the U.S., was mostly attributed to the integration of reverse servicing and the runoff of our reverse subservicing portfolio, also reflecting our goal to improve efficiencies and create an industry leading cost structure. Declines in severance expense and commissions were mostly offset by an increase in annual cash awards expense due to our improved financial performance in 2024.
Servicing Expense
Servicing expense primarily includes claim losses and interest curtailments on government-insured loans, provision expense for advances and servicing representation and warranties, and certain loan-volume related expenses. Servicing expense for 2024 was $10.7 million lower as compared to 2023 primarily attributed to $6.8 million lower claim loss on Ginnie Mae loan repurchases, driven by lower new repurchase volume and severity, and a $6.0 million favorable change in provision for indemnification obligations mostly driven by recoveries and favorable resolutions in 2024. These declines in servicing expense were partially offset by $2.7 million higher CRL insurance loss expense following the higher quota share on reinsurance premiums assumed, among other offsetting factors.
Other Operating Expenses
Other operating expenses (total operating expenses less Compensation and benefit expense and Servicing expense) for 2024 decreased by $11.4 million as compared to 2023. Professional services expense declined $7.1 million mostly due to reimbursements received in 2024 related to prior year legal expenses and payments received following resolution of legacy litigation matters, partially offset by higher legal expenses in 2024, and a reduction in costs in our reverse subservicing businesses. Other expenses declined mostly driven by lower amortization expense related to intangible assets and discount on servicing advances.
Other Income (Expense)
Other income (expense) primarily includes net interest expense and pledged MSR liability expense.

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Interest Expense
Advance match funded liabilities	$37.3	$41.4	$19.8	(10)%	110%
Mortgage loan financing facilities	40.9	21.9	9.5	87	129
MSR financing facilities	72.4	70.6	47.0	3	50
Corporate debt interest expense allocation	26.5	30.2	31.0	(12)	(2)
Escrow	7.4	9.3	7.5	(20)	24
Total interest expense	$184.4	$173.3	$114.8	6%	51%

Average balances
Advance match funded liabilities	$391.1	$427.7	$461.1	(9)%	(7)%
Mortgage loan financing facilities	404.5	254.7	227.2	59	12
MSR financing facilities	875.9	884.6	942.6	(1)	(6)
Total asset-backed financing	$1,671.6	$1,567.0	$1,630.9	7%	(4)%

Effective average interest rate
Advance match funded liabilities	9.54%	9.68%	4.29%	(1)%	125%
Mortgage loan financing facilities	10.10	8.59	4.18	18	106
MSR financing facilities	8.26	7.98	4.99	4	60

Average 1 month Term SOFR	5.11%	5.07%	1.85%	1%	174%
Interest expense for 2024 increased by $11.1 million, or 6%, compared to 2023, driven by a $19.0 million increase in interest expense on mortgage loan financing facilities attributed to the OLIT securitization of acquired reverse mortgage buyouts. The increase was partially offset by a $4.1 million decrease in interest expense on advance match funded facilities, mostly driven by the decline in average borrowings for servicing advances due to our advance collection efforts, and $3.7 million decrease in corporate debt interest allocation mostly due to lower financing needs.
Interest income for 2024 increased $11.2 million, or 51%, compared to 2023 primarily due to the reverse mortgage buyouts acquired in the first and third quarters of 2024 and the second quarter of 2023.
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
The following table provides the components of Pledged MSR liability expense:

	Years Ended December 31,
	2024	2023	2022
Servicing fees collected on behalf of third parties	$139.1	$308.9	$322.5
Less: Subservicing fee retained	(26.6)	(77.6)	(82.8)
Ancillary fee/income and other settlement (including expense reimbursement)	11.3	13.7	6.1
Net servicing fee remittance (1)	123.8	244.9	245.9
ESS servicing spread remittance	51.8	51.5	9.1
Pledged MSR liability expense	$175.6	$296.4	$255.0

(1)For MSR transfers that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value to the Consolidated Financial Statements.
Pledged MSR liability expense for 2024 decreased $120.8 million as compared to 2023, largely due to the accounting derecognition of MSRs previously sold to Rithm for which sale accounting criteria were met effective December 31, 2023 ($33.4 billion UPB), partially offset by the increase in the portfolio of MSRs sold to MSR capital partners. As discussed above, effective January 1, 2024, as PHH continues to subservice the portfolio, our statement of operations reflects subservicing fee revenue as opposed to the previous gross presentation of servicing fee revenue (collections) and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense.
Rithm represented the largest portfolio of MSRs transferred, failing sale accounting, and the largest component of Pledged MSR liability expense through 2023. In 2024, Servicing fee and Pledged MSR liability expense continue to be presented on a gross basis for those MSRs sold to Rithm for which title has not transferred, also referred to as Right to MSR ($9.1 billion UPB at December 31, 2024). The following table presents a subset of the above table related to Rithm, specifically the subservicing fees retained by Onity together with the associated serviced UPB on behalf of Rithm. The retained subservicing fee percentage of UPB for Rithm (0.16%) reflects the nature of the portfolio and delinquencies (22% delinquent more than 30 days as of December 31, 2024).

Rithm Servicing and Subservicing Fees	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Servicing fees collected on behalf of Rithm	$50.9	$230.2	$255.0	(78)%	(10)%
Less: Subservicing fee retained (3)	(14.8)	(67.1)	(74.0)	(78)	(9)%
Pledged MSR liability expense (Net servicing fees remitted to Rithm) (1) (2)	$36.1	$163.1	$181.0	(78)%	(10)%

Average Rithm UPB ($ in billions)	$9.5	$47.0	$52.0	(80)%	(10)%
Average annualized retained subservicing fees as a % of Rithm UPB	0.16%	0.14%	0.14%	9%	—%
(1)Reported within Pledged MSR liability expense.
(2)Excludes ancillary income.
(3)Net subservicing compensation of Onity retained and contractually agreed upon with Rithm.
Earnings of equity method investee, namely MAV Canopy, for 2024 increased $15.6 million as compared to 2023, mostly attributable to the $13.7 million gain, net of transaction costs, we recognized on the sale of our 15% ownership interest in November 2024.
Other, net is mostly driven by early payoff protection expense in 2024 in connection with our MSR sale transactions.
Originations
We originate and purchase loans and MSRs through multiple channels. Loans generally conform to the underwriting standards of Fannie Mae or Freddie Mac (GSEs) or are government-insured (FHA, VA or USDA). We generally sell the loans in the secondary mortgage market through GSE and Ginnie Mae mortgage securitizations on a servicing retained basis. The Originations business generates a gain on sale of loans, which represents the difference between the origination or purchase value and the sale or securitization value of the loans, along with fee revenue.
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
2- Correspondent Lending
Our correspondent lending channel drives the replenishment and growth of our MSR portfolio. We purchase closed loans that have been underwritten to investor guidelines from our network of correspondent sellers and sell and securitize them, on a servicing retained basis. We offer correspondent sellers the choice to take out mandatory or “best-efforts” contracts, under which the seller's obligation to deliver the mortgage loan becomes mandatory only when and if the mortgage is closed and funded. Additionally, we offer correspondent sellers the opportunity to leverage a non-delegated underwriting option for best-efforts deliveries. We provide customary origination representations and warranties to investors in connection with our loan sales and securitization activities. We receive customary origination representations and warranties from our network of approved correspondent lenders. As of December 31, 2024, we have relationships with 716 approved correspondent sellers, or 4 net new sellers since December 31, 2023.
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
4- Co-Issue Programs
We purchase MSRs through flow purchase agreements, the Agency Cash Window co-issue programs and bulk MSR purchases. The Agency Cash Window programs we participate in, and purchase MSR from, allow mortgage companies and financial institutions to sell whole loans servicing released to the respective agency and sell the MSR to the winning bidder. In addition, we partner with other originators to replenish our MSRs through flow purchase agreements. As of December 31, 2024, we have relationships with 496 approved sellers through the Agency Cash Window co-issue programs, or 216 net new sellers since December 31, 2023. We initially recognize our MSR originations and purchases with the associated economics in our Originations segment, and transfer the MSR to our Servicing segment once the MSR is initially recognized on our balance sheet with all subsequent performance associated with the MSR, including funding cost, run-off and other fair value changes reflected in our Servicing segment.
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
Operating Metrics
The following table provides selected operating statistics for our Originations segment:

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Funded Loan UPB by Channel (in billions)
Forward loans
Correspondent	$16.1	$12.2	$15.6	33%	(22)%
Consumer Direct	0.9	0.4	1.2	153	(71)
	$17.0	$12.5	$16.8	36%	(26)%

% Purchase production	80	85	71	(7)	19
% Refinance production	20	15	29	37	(48)

Weighted average note rate (%)	6.4%	6.5%	5.0%	(1)	29

Reverse loans (1)
Correspondent	$0.5	$0.4	$0.7	23%	(38)%
Wholesale	0.1	0.2	0.3	(17)	(52)
Retail	0.1	0.1	0.4	6	(77)
	$0.8	$0.7	$1.4	11%	(51)%

UPB of MSR Purchases by Channel (in billions)
Agency Cash Window / Flow MSR	$11.9	$9.1	$11.3	31%	(20)%
Bulk purchases	7.0	0.4	4.3	n/m	(91)
Bulk reverse purchases	3.9	0.1	0.2	n/m	(62)
	$22.8	$9.6	$15.8	139	(39)

Total	$40.6	$22.8	$34.0	78%	(33)%

Short-term loan commitment (2) (at year end; in millions)
Consumer Direct	$165.7	$69.6	$43.5	138%	60%
Correspondent	1,145.9	522.9	593.8	119%	(12)%
Total Forward loans	$1,311.6	$592.5	$637.3	121%	(7)%
Reverse loans	$25.6	$22.1	$15.5	16%	42%

Average Headcount - Originations	495	501	993	(1)%	(50)%
(1)Loan production excludes reverse mortgage loan draws by borrowers disbursed subsequent to origination that are reported within the Servicing segment.

(2)Also refer to interest rate lock commitments in Note 18 — Derivative Financial Instruments and Hedging Activities. The amounts are presented before application of any pull-through adjustment.

Financial Performance
The following table presents the results of operations of our Originations segment. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenue
Gain on loans held for sale, net	$57.7	$30.3	$52.9	90%	(43)%
Gain on reverse loans held for investment and HMBS-related borrowings, net	25.9	23.2	61.2	12	(62)
Other revenue, net (1)	25.7	18.6	27.0	38	(31)
Total revenue	109.3	72.1	141.1	52	(49)

MSR valuation adjustments, net	13.6	11.7	9.9	16	18

Operating expenses
Compensation and benefits	46.4	43.0	85.1	8	(49)
Origination expense	7.8	2.7	11.1	192	(76)
Technology and communications	7.3	7.0	9.2	4	(24)
Professional services	2.2	1.9	4.8	13	(60)
Occupancy, equipment and mailing	2.4	2.2	4.5	13	(52)
Corporate overhead allocations	16.8	18.7	21.6	(10)	(13)
Other expenses	5.4	5.3	12.2	1	(56)
Total operating expenses	88.3	80.8	148.5	9	(46)

Other income (expense)
Interest income	54.4	51.8	31.2	5	66
Interest expense	(58.1)	(56.6)	(29.0)	3	95
Other, net	(0.4)	(0.2)	(1.8)	124	(89)
Other income (expense), net	(4.2)	(5.0)	0.4	(17)	n/m

Income (loss) before income taxes	$30.4	$(2.0)	$2.9	n/m	(168)
(1)Includes $2.0 million, $2.1 million and $2.1 million ancillary fee income related to MSR acquisitions reported as Servicing and subservicing fees at the consolidated level for 2024, 2023 and 2022, respectively.

Gain on Loans Held for Sale, Net
The following table provides information regarding Gain on loans held for sale by channel and the related forward loan origination volumes and margins (excluding fees that are presented in Other revenue, net):

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Origination UPB (1) (in billions)
Correspondent	$16.1	$12.2	$15.6	33%	(22)%
Consumer Direct	0.9	0.4	1.2	153	(71)
	$17.0	$12.5	$16.8	36%	(26)%
% Gain on Sale Margin (2)
Correspondent	0.18%	0.15%	0.16%	18%	(2)%
Consumer Direct	3.13	3.22	2.30%	(3)	40
	0.34%	0.24%	0.31%	40%	(23)%
Gain on Loans Held for Sale
Correspondent	$29.3	$18.8	$24.6	56%	(24)%
Consumer Direct	28.3	11.5	28.3	146	(59)
	$57.7	$30.3	$52.9	90%	(43)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of gain on Loans held for sale to funded UPB. Note that the ratio differs from the day-one gain on sale margin upon lock.
Gain on loans held for sale, net, increased $27.3 million, or 90%, as compared to 2023 with a $16.8 million increase in our Consumer Direct channel and a $10.5 million increase in our Correspondent channel. The higher gain in 2024 is mainly due to a 36% increase in our total volume, exceeding the overall 17% mortgage origination growth in the industry. The increase in Consumer Direct gain is driven by a 153% increase in loan funded volume, attributed to our increased recapture operational capability and the relative interest rate environment in 2024 as compared to 2023, the lowest production year for refinance over the past 20 years. The increase in Correspondent gain is largely driven by the increased loan production volume, attributed to our MSR replenishment strategy following our opportunistic MSR bulk sales. While the channel margins remained relatively consistent with 2023, the aggregate margin increased due to the change in the channel mix. The elevated interest rate environment continues to adversely impact both purchase and refinance borrower activities due to a lack of affordability.
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

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Origination UPB (1) (in billions)	$0.8	$0.7	$1.4	11%	(53)%
Origination margin (2)	3.41%	3.41%	4.25%	—	(20)%
Gain on reverse loans held for investment and HMBS-related borrowings, net (Originations)	$25.9	$23.2	$61.2	12%	(62)%
(1)Defined as the UPB of loans funded in the period.
(2)Ratio of origination gain to funded UPB; includes loan fees.
Gain on reverse loans held for investment and HMBS-related borrowings, net increased $2.7 million, or 12% as compared to 2023 attributed to higher origination volume and a stable aggregate margin. The increase is mostly driven by our Retail and Correspondent channels that experienced higher volumes. Industry-wide HECM securitization volume saw a 42% increase when comparing 2024 to 2023, and industry-wide HECM endorsements were down 12%. Similar to the forward mortgage market described above, the elevated interest rate environment continues to adversely impact reverse mortgage borrower activities due to a lack of affordability as elevated rates directly reduce HECM loan proceeds available to borrowers.

Other revenue, net
Other revenue, net for 2024 increased $7.1 million, or 38% as compared to 2023 primarily due to the 36% increase in our Consumer Direct and Correspondent production volume.
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
Operating Expenses
Operating expenses for 2024 increased $7.5 million, or 9%, as compared to 2023, mostly due to $5.1 million higher Originations expense and $3.4 million higher Compensation and benefits. The increase in Originations expense was driven by higher production volume and a provision release for representation and warranty indemnification recorded in 2023 due to favorable resolution of demands. The increase in Compensation and benefits was driven by a $4.2 million increase in commissions on higher production volume and a $1.3 million increase in incentive compensation, partially offset by a $2.4 million decrease in salaries and benefits with a decrease in average U.S. based headcount as part of our cost-reduction efforts.
Corporate overhead allocations decreased $1.9 million mainly due to targeted cost-reduction efforts.
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
Interest income for 2024 increased $2.6 million, or 5% as compared to 2023 largely due to a higher average loans held for sale balance. Similarly, Interest expense for 2024 increased $1.6 million, or 3% as compared to 2023 primarily due to an increase in average warehouse financing debt balance, consistent with higher average loans held for sale balances.
Corporate
Corporate includes expenses of corporate support services and activities that are not directly related to other reportable segments
•Interest expense on corporate debt is allocated to the Servicing segment and the Originations segment based on relative financing requirements, with the exception of the Onity Senior Secured Notes through their redemption date in November 2024. With intercompany financing agreements, the financing cost of the Servicing and Originations segments reflects, and is consistent with the financing needs of the licensed entity PHH that carries out these businesses.
•Certain expenses incurred by corporate support services, such as technology, legal, risk and compliance, or finance are allocated to the Servicing and Originations segments using various methodologies intended to approximate the utilization of such services.

The following table presents selected results of operations of Corporate. The amounts presented are before the elimination of balances and transactions with our other segments:

	Years Ended December 31,			% Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022

Revenue	$—	$—	$—	$—	n/m

Operating expenses
Compensation and benefits	85.4	79.0	78.1	8%	1%
Professional services	22.5	(14.7)	17.9	(253)	(182)
Technology and communications	21.0	20.9	23.9	—	(12)
Occupancy, equipment and mailing	1.7	1.6	6.0	5	(73)
Servicing and origination	1.6	1.1	0.7	53	48
Other expenses	5.6	5.9	9.5	(4)	(38)
Total operating expenses before corporate overhead allocations	137.8	93.8	136.1	47	(31)
Corporate overhead allocations
Servicing segment	(45.8)	(45.5)	(46.2)	1	(2)
Originations segment	(16.8)	(18.7)	(21.6)	(10)	(13)
Total operating expenses	75.2	29.6	68.3	154	(57)

Other income (expense), net
Interest income	6.0	4.5	1.5	33	207
Interest expense	(46.3)	(43.7)	(42.2)	6	3
Gain (loss) on extinguishment of debt	(49.3)	1.3	0.9	n/m	36
Other, net	0.9	1.4	2.4	(38)	(41)
Other income (expense), net	(88.7)	(36.4)	(37.4)	143	(3)

Loss before income taxes	$(163.9)	$(66.1)	$(105.7)	148	(37)
n/m: not meaningful
Compensation and Benefits
Compensation and benefits expense for 2024 increased $6.4 million as compared to 2023, mainly driven by a $5.6 million increase in incentive compensation due to our improved financial performance in 2024.
Professional Services
Professional services expense for 2024 increased $37.2 million as compared to 2023, largely explained by the reversal recorded in 2023 of our loss contingency accrual related to the CFPB and other matters resolved in our favor in 2023. In addition, in 2024 legal fees and litigation-related expenses increased in 2024, with lower recoveries of prior years’ legal expenses from mortgage insurers. Other professional fees also increased in 2024 driven by higher utilization of consulting services related to corporate strategy and business initiatives.
Other Income (Expense)
In November 2024, we redeemed all of the outstanding PMC Senior Secured Notes due 2026 and Onity Senior Secured Notes due 2027, resulting in the recognition of a $53.4 million loss on debt extinguishment due to the accelerated write-off of $36.8 million unamortized discount and debt issuance costs, the payment of an $11.6 million make-whole redemption premium and a $5.0 million transaction fee to Oaktree. In addition, during 2024 (prior to their redemption) and 2023, we repurchased and extinguished a portion of the PMC Senior Secured Notes and recognized gains on debt extinguishment, net of $4.1 million and $1.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In 2024 (fourth quarter), we successfully executed our corporate debt refinancing which resulted in the extension of our corporate debt maturity and the reduction of our overall cost of funds:
•PHH Corporation issued $500 million aggregate principal amount of 9.875% Senior Notes Due 2029 at a price of 99.956%. The net proceeds from the sale of the notes, together with the net proceeds from the sale of our investment in MAV Canopy (see below) and available liquidity, were used to redeem all of the outstanding $289.1 million principal PMC Senior Secured Notes due 2026 and $285.0 million principal Onity Senior Secured Notes due 2027 at a premium pursuant to the respective agreements.
•Onity sold to Oaktree its 15% ownership interest in MAV Canopy for $50.0 million total cash proceeds.
In the normal course of business, we are actively engaged with existing and potential lenders and as a result add, terminate, replace or extend our debt agreements to the extent necessary to finance our operations and growth and optimize our financing costs. In addition, we completed the following transactions during 2024 impacting our liquidity and capital:
•Repurchased $70.9 million of our PMC Senior Secured Notes in the open market (prior to their redemption discussed above);
•Completed two private placement securitizations of HECM loans, and related receivables and REO properties, referred to as reverse mortgage buyouts. In February and September 2024, certain classes of asset-backed notes with an initial principal amount of $268.6 million and $330.6 million were issued at a discount, with a stated interest rate of 3% and 5% respectively, and a three-year mandatory call date;
•Entered into a $34.0 million junior-lien repurchase financing arrangement of our PLS MSR in March 2024. In November 2024, the facility was repaid and voluntarily terminated prior to its contractual termination date;
•Entered into ESS financing transactions and MSR financing transactions with MSR capital partners for aggregated proceeds of $23.8 million and $25.0 million, respectively. ESS financing transactions require PHH to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans which PHH is entitled to as owner of the related MSRs. MSR financing transactions with MSR capital partners, including MAV, consist of MSR sales, where MSR title and ownership have generally passed, while PHH retains subservicing;
•Issued a new series of non-convertible, perpetual preferred stock (Series B Preferred Stock) with an aggregate liquidation preference amount of $52.8 million as consideration for the acquisition of reverse mortgage assets of Waterfall previously subserviced by PHH. Concurrently, we entered into a two-year revolving line of credit with Waterfall, collateralized by certain acquired assets. The maximum committed amount decreases from an initial $45.0 million to $15.0 million after the first securitization of the acquired HECM tails.
A summary of borrowing capacity under our advance facilities, mortgage warehouse facilities and MSR financing facilities is as follows (see Note 14 — Borrowings to the Consolidated Financial Statements for additional information):

	December 31, 2024			December 31, 2023
	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)	Total Borrowing Capacity (1)	Remaining Borrowing Capacity - Committed (1)	Remaining Borrowing Capacity - Uncommitted (1)
Advance facilities	$714.4	$233.5	$63.8	$714.4	$151.1	$63.5
Mortgage loan financing facilities	2,553.1	212.5	1,294.3	2,696.1	372.7	1,591.7
MSR financing facilities	1,200.0	235.4	55.3	1,082.2	128.2	37.5
Total	$4,467.5	$681.4	$1,413.4	$4,492.7	$652.1	$1,692.8
(1)Total Borrowing Capacity represents the maximum amount which can be borrowed, subject to eligible collateral. Remaining Borrowing Capacity represents Total Borrowing Capacity less outstanding borrowings, subject to eligible collateral.
We may utilize committed borrowing capacity under our financing facilities to the extent we have sufficient eligible collateral to borrow against and otherwise satisfy the applicable conditions to funding. Uncommitted amounts can be advanced at the discretion of the lender, and there can be no assurance that any uncommitted amounts will be available to us at any particular time.

At December 31, 2024, we had $63.7 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as follows:

	December 31, 2024
	Total	Committed	Uncommitted
Advance facilities	$—	$—	$—
Mortgage loan financing facilities	6.6	—	6.6
MSR financing facilities	57.1	57.1	—
Total available borrowing capacity based on eligible collateral	$63.7	$57.1	$6.6
At December 31, 2024, our total liquidity of $248.5 million included $184.8 million of unrestricted cash and $63.7 million total available committed and uncommitted borrowing capacity based on the amount of eligible collateral as described above. Considering the large financing and capital transactions described above, our total liquidity remained stable at December 31, 2024, as compared to $241.6 million at December 31, 2023.
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
•Payments for servicing advances in excess of collections including advances and draws related to reverse mortgage assets (see below);
•Investment in MSRs (purchased and originated) and other related asset acquisitions;
•Originated, purchased and repurchased loans, including reverse mortgage buyouts;
•Payment of margin calls under our MSR financing facilities and derivative instruments;
•Debt service and repayments of borrowings, including under our MSR financing, advance financing, warehouse facilities and OLIT securitization notes, and payment of interest expense including on the Senior Notes Due 2029;
•Dividend payments on Series B Preferred Stock; and
•Net negative working capital and other general corporate cash outflows.
We have short-term commitments to lend $1.3 billion in connection with our forward and reverse mortgage loan IRLCs outstanding at December 31, 2024. In addition, we have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $3.1 billion at December 31, 2024. During 2024, we funded $255.2 million of the $1.8 billion borrowing capacity available as of December 31, 2023. We are able to immediately securitize these borrower draws or advances under the Ginnie Mae program. As an HMBS issuer, we are required to repurchase loans out of the Ginnie Mae securitization pools once the outstanding principal balance of the loan is equal to or greater than 98% of the maximum claim amount (MCA repurchases).We carry these repurchases until reimbursement by HUD and/or property liquidation if inactive. Our reverse subservicing clients bear the financial obligation and risks associated with purchasing loans out of securitization pools within the portfolio we subservice. See Note 26 — Commitments to the Consolidated Financial Statements for additional information.
Regarding the current maturities of our borrowings, as of December 31, 2024, we have approximately $2.1 billion of debt outstanding that would either come due, begin amortizing or require partial repayment in the next 12 months. This amount is comprised of $1.0 billion of borrowings under forward and reverse mortgage loan financing facilities, $416.5 million outstanding under advance financing facilities based on expected repayment date, $659.7 million outstanding under GSE and Ginnie Mae MSR financing facilities maturing in the next 12 months, and $25.6 million of scheduled principal amortization on the PLS Notes secured by PLS MSRs.
With respect to liquidity management, we consider our servicing advance requirements during each investor remittance period and the uncertainties of daily margin calls on our collateralized debt facilities and derivative instruments due to interest rate fluctuations.
As servicer, we are required to advance to investors the loan P&I installments not collected from borrowers for those delinquent loans, including those on forbearance plans. Loan payoffs and prepayments are a source of additional liquidity and are dependent on the interest rate environment. We also advance T&I and Corporate advances primarily on properties that are in default or have been foreclosed. Our obligations to make these advances are governed by servicing agreements or guides, depending on investors or guarantor. Refer to Note 26 — Commitments to the Consolidated Financial Statements for further description of our servicer advance obligations. As subservicer, we are also required to make P&I, T&I and Corporate advances on behalf of servicers following the servicing agreements or guides. However, servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements, and we are generally reimbursed by Rithm the same day we fund P&I advances, or within no more than three days for certain servicing advances.
We are generally subject to daily margining requirements under the terms of our MSR financing facilities and daily cash calls for our TBAs, interest rate swap futures or other derivatives. Declines in fair value of our MSRs due to declines in market interest rates, assumption updates or other factors require that we provide additional collateral to our lenders under MSR financing facilities. Similarly, declines in fair value of our derivative instruments require that we provide additional collateral to the clearing counterparties. While the objective of our hedging strategy is to reduce volatility due to interest rates, it is also designed to address cash and liquidity considerations. Refer to the sensitivity analysis in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our medium- and long-term requirements for cash include:
•Payment of interest and principal repayment of our PLS Notes that mature in 2025 and our Senior Notes Due 2029(1);
•Payment of interest and principal repayment of our OLIT securitization note issuances that have a three-year mandatory call date;
•Any payments associated with the confirmation of loss contingencies; and
•Any other payments required under contractual obligations discussed above that extend beyond one year.
(1)Supplemental information required pursuant to the Indenture governing the Onity Senior Notes Due 2029 disclosed in Exhibit 99.1.
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
We also rely on the secondary mortgage market as a source of liquidity to support our lending operations. Substantially all of the mortgage loans that we originate or purchase are sold or securitized in the secondary mortgage market in the form of residential mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac and, in the case of mortgage-backed securities guaranteed by Ginnie Mae, are mortgage loans insured or guaranteed by the FHA, VA or United States Department of Agriculture (USDA). We issued private placement securitizations to finance reverse mortgage buyouts, expanding our access to capital markets and reducing our reliance on warehouse financing facilities.
We regularly evaluate financing structure options including asset-backed financing to support our investment plans and accommodate our business needs. We strive to diversify our sources of funds, optimize maturities and reduce our funding cost. We continuously evaluate the allocation of our capital to MSR and other investments, the related returns, funding and liquidity requirements.
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
The most restrictive liquidity requirement under our debt agreements, excluding additional Agency or regulatory minimum liquidity requirements, is for a minimum of $75.0 million in consolidated liquidity, as defined, under certain of our mortgage loan financing and MSR financing facilities agreements. At December 31, 2024, we held unrestricted cash in excess of this minimum amount. The minimum liquidity requirements for PHH contained in some debt agreements are also subject to the minimum requirement set forth by the Agencies. Refer to Note 25 — Regulatory Requirements.
Effective September 30, 2023, we implemented the revised minimum tangible net worth and liquidity requirements for GSE and Ginnie Mae seller/servicers. We believe that we are in compliance with these requirements as of December 31, 2024. Ginnie Mae announced a new risk-based capital ratio effective on December 31, 2024 for Ginnie Mae issuers. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the risk-based capital ratio requirements to October 1, 2025. PHH will be required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. We are currently implementing certain actions intended to achieve compliance with the requirements. We intend to continue to operate our Ginnie Mae issuer activities through PHH which would be subject to the risk-based capital rules, and separately conduct certain GSE MSR investment activities through PHH Asset Services LLC (PAS), a wholly owned subsidiary of PHH Corporation and Onity. We have received all necessary licensing and regulatory approvals to operate PAS except for one state with whom discussions are ongoing.
In addition, our debt agreements generally include cross default provisions such that a default under one agreement could trigger defaults under other agreements. If we fail to comply with our debt agreements and are unable to avoid, remedy or secure a waiver of any resulting default, we may be subject to adverse action by our lenders, including termination of further funding, acceleration of outstanding obligations, enforcement of liens against the assets securing or otherwise supporting our obligations, and other legal remedies, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. We believe that we are in compliance with the covenants in our debt agreements as of December 31, 2024.
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
On October 21, 2024, Moody’s assigned a Caa1 rating to the new PHH Corporation Senior Notes Due 2029. Moody’s also assigned a B3 corporate family rating to Onity and withdrew the B3 corporate family rating of PHH Mortgage Corporation. The entities’ outlooks are stable. Moody’s recognizes Onity's improving performance and return to profitability and adequate capitalization. At the same time, Moody’s explained the rating is constrained by Onity's modest scale compared to mortgage peers and history of uneven financial performance.
On October 21, 2024, S&P assigned a B- rating to the new PHH Corporation Senior Notes Due 2029. S&P also affirmed the B- rating to Onity with a Stable Outlook. The Stable Outlook reflects S&P’s expectations that Onity will maintain certain levels of debt ratio and debt-interest coverage while continuing to grow and diversify its servicing portfolio.
It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.

Cash Flows
Our operating cash flow is primarily impacted by operating results, changes in our servicing advance balances, the level of mortgage loan production, the timing of sales, securitizations or liquidation of mortgage loans, and the margin calls required under our MSR financing facilities or derivative instruments. As one of the main differences between proceeds from sale and origination or purchase of loans held for sale, newly originated (capitalized) MSRs are effectively classified as operating cash flows under GAAP. Purchases of MSRs through flow purchase agreements, Agency Cash Window and bulk acquisitions are classified as investing activity. MSR investments, whether originated or purchased, represent a key indicator of our ability to generate future income in our Servicing business.
We classify changes in HECM loans held for investment as investing activity and changes in the related HMBS borrowings as financing activity. Our MSR transfer agreements with MAV, Rithm and others that do not meet sale accounting criteria have a significant impact on our consolidated statements of cash flows. Because the payments we receive in connection with the HECM loan securitizations and MSR transfer agreements are recorded as secured financings, additions to, and reductions in, the balance of those secured financings are presented as financing activity in our consolidated statements of cash flows, excluding the changes in fair value attributable to inputs and assumptions.
Our cash flows are summarized as follows:

$ in millions	Years Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$(574)	$10
Net cash provided by (used in) investing activities	401	(100)
Net cash provided by financing activities	183	71
Net increase (decrease) in cash, cash equivalents and restricted cash	$10	$(19)
Cash, cash equivalents and restricted cash at end of period	$266	$255
Cash flows for the year ended December 31, 2024
Our operating activities used $574 million of cash during the year with $837 million net cash paid on loans held for sale and $263 million other operating cash inflows, net. The $837 million net cash paid on loans held for sale is attributed to the growth of the pipeline with loan production volume exceeding sales, $246 million for the purchase of reverse mortgage buyouts, and $248 million originated MSRs. Operating cash outflows also include $46 million margin calls on derivatives. Operating cash inflows included $82 million net collections of servicing advances and earnings distributions of $9 million received from our former equity method investee MAV Canopy.
Our investing activities provided $401 million of cash. Cash inflows primarily include $371 million net cash received in connection with our HECM reverse mortgages held for investment, $205 million proceeds from sales of MSRs, $31 million proceeds from sales of real estate as part of our reverse asset management strategy, $51 million of net cash received from our former equity method investee MAV Canopy, including $46 million proceeds received from the sale of our 15% investment in November 2024, and $15 million received from the sale of advances in connection with sales of MSRs. Offsetting cash outflows include $232 million to purchase MSRs and $37 million to purchase real estate (reverse buyouts).
Our financing activities provided $183 million of cash. Financing cash inflows are primarily comprised of $803 million net from borrowings under our mortgage loan financing facilities due to the increase in loans held for sale, including $570 million with the issuances of the OLIT securitization of reverse mortgage buyouts, $498 million proceeds from issuance of the new PHH Corporation 9.875% Senior Notes due November 2029, $43 million net proceeds from borrowings under our MSR financing facilities, $28 million of proceeds from the sale of MSRs accounted for as a financing in connection with sales of MSRs, $24 million of proceeds from ESS financings, and $20 million proceeds from the issuance of Series B Preferred Stock in connection with the acquisition of reverse mortgage assets of MAM (cash balance transferred with all other assets acquired and liabilities assumed). Offsetting cash outflows include $659 million to redeem or repurchase all of our 7.875% PHH Senior Secured Notes and 9.875% Onity Senior Secured Notes, $83 million of net repayments on advance match funded liabilities, and $71 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff. Cash inflows of $1,074 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $1,475 million, indicating a runoff of the portfolio that exceeds originations.
Cash flows for the year ended December 31, 2023
Our operating activities provided a net $10 million of cash during the year, after $258 million net cash paid on loans held for sale, with loan production volumes exceeding sales, $183 million of which was used to finance newly originated MSRs.

Operating cash flows included $76 million net collections of servicing advances and earnings distributions of $7 million received from our equity method investee MAV Canopy..
Our investing activities used $100 million of cash. The primary uses of cash in our investing activities was $120 million to purchase MSRs, $42 million to acquire advances in connection with MSR transactions and $11 million to purchase real estate. Offsetting cash inflows $45 million net cash inflows in connection with our HECM reverse mortgages, $18 million proceeds from the sale of real estate, and $4 million of capital distributions received, net of contributions, from our equity method investee MAV Canopy.
Our financing activities provided $71 million of cash. Financing cash inflows are primarily comprised of $175 million of proceeds from sale of MSRs accounted for as a financing in connection with sales of MSRs and $69 million of proceeds from ESS financings. Offsetting cash outflows include $95 million of net payments on the financing liabilities related to MSRs transferred and ESS financings due to runoff, and $36 million net repayment of borrowings under our MSR financing facilities, and $14 million of net repayment on advance match funded liabilities. We also paid $14 million to repurchase $15 million of our 7.875% PHH Senior Secured Notes. Cash inflows of $1,055 million received in connection with our reverse mortgage securitizations, which are accounted for as secured financings, were more than offset by repayments on the related financing liability of $1,070 million.
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
Fair Value Measurements
We use fair value for recognition, subsequent measurement and disclosure of certain instruments. Refer to Note 3 — Fair Value to the Consolidated Financial Statements for the fair value hierarchy, descriptions of valuation methodologies used to measure significant assets and liabilities at fair value and details of the valuation models, key inputs to those models, significant assumptions utilized, and sensitivity analyses. We follow the fair value hierarchy to prioritize the inputs utilized to measure fair value and classify instruments as Level 3 when the valuation technique requires significant unobservable inputs or assumptions. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. The determination of the fair value of these Level 3 financial assets and liabilities and MSRs requires significant management judgment and estimation. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a sensitivity analysis reflecting the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale carried at fair value as well as any related derivatives at December 31, 2024, given hypothetical instantaneous parallel shifts in the yield curve.
As of December 31, 2024, 91% of our assets and 74% of our liabilities were reported at fair value, with fair value changes reported in our statement of operations. Substantially all our assets and liabilities at fair value were classified as Level 3 instruments due to unobservable inputs. See Note 3 — Fair Value for the carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring and nonrecurring basis or disclosed, but not measured, using fair value.
We have various internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to analysis and management review and approval. We utilize a number of controls to ensure the results are reasonable, including comparison, or “back testing,” of model results against actual performance and monitoring the market for recent trades, including our own price discovery in connection with potential and completed sales, and other market information that can be used to benchmark inputs or outputs. Considerable judgment is used in forming conclusions about Level 3 inputs. Changes to these inputs could have a significant effect on fair value measurements.
Valuation of Reverse Mortgage Loans Held for Investment and HMBS-related Borrowings
Reverse mortgage loans are insured by the FHA and transferred into Ginnie Mae guaranteed securities (or HMBS). Loan transfers in these Ginnie Mae securitizations do not qualify for sale accounting and are recorded as secured financings. We record both loans held for investment and the corresponding HMBS borrowings at fair value. Our net exposure to reverse mortgages and the HMBS-related borrowings is limited to the residual value we retain, including future draw commitments and servicing value. Changes in the fair value of the loans held for investment are largely offset by changes in the value of the related secured financing. As of December 31, 2024, we reported $11.0 billion securitized loans held for investment at fair value and $10.9 billion HMBS-related borrowings at fair value.
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
Refer to Note 3 — Fair Value for the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) as of December 31, 2024 and December 31, 2023.
Valuation of MSRs and Other Financing Liabilities, at Fair Value
We originate MSRs from our lending activities and acquire MSRs through flow purchase agreements, Agency Cash Window programs or bulk purchases. We account for MSRs, pledged MSR liabilities and ESS financing liabilities at fair value (reported within Other financing liabilities, at fair value). As of December 31, 2024, we reported a $2.5 billion fair value of MSRs and $0.8 billion Other financing liabilities.
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

The following table provides the range and weighted average of significant unobservable assumptions used (expressed as a percentage of UPB) by MSR class projected for the five-year period beginning December 31, 2024:

	Conventional	Government-Insured	Non-Agency
Prepayment speed
Range	4.7% to 8.8%	6.1% to 12.5%	6.7% to 7.99%
Weighted average	6.8%	8.2%	7.2%
Delinquency
Range	0.4% to 1.2%	5.7% to 10.7%	8.5% to 17.8%
Weighted average	0.6%	7.0%	12.1%
Cost to service (in dollars)
Range	$67 to $70	$96 to $117	$177 to $223
Weighted average	$68	$104	$194
Discount rate	9.8%	10.8%	10.9%
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
As a result of these evaluations, we recognized a full valuation allowance on our U.S. deferred tax assets at December 31, 2024 and 2023. The U.S. jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our deferred tax assets in the U.S. until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the profitability that we achieve.
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
NOL carryforwards, Section 163(j) disallowed interest expense carryforwards, and certain built-in losses or deductions may be subject to annual limitations under Internal Revenue Code Section 382 (Section 382) (or comparable provisions of foreign or state law) in the event that certain changes in ownership were to occur. In addition, tax credit carryforwards may be subject to annual limitations under Internal Revenue Code Section 383 (Section 383). We periodically evaluate our NOL and tax credit carryforwards and deductions and/or certain built-in losses and whether certain changes in ownership have occurred as measured under Section 382 that would limit our ability to utilize a portion of these tax attributes. If it is determined that an ownership change(s) has occurred, there may be annual limitations on the use of these NOL and tax credit carryforwards under Sections 382 and 383 (or comparable provisions of foreign or state law).
Onity and PHH Corporation have both experienced historical ownership changes that have caused the use of certain tax attributes to be limited and have resulted in the write-off of certain of these attributes based on our inability to use them in the carryforward periods defined under the tax laws. Onity continues to monitor the ownership in its stock to evaluate whether any additional ownership changes have occurred that would further limit its ability to utilize certain tax attributes. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
Indemnification Obligations
We have exposure to representation, warranty and indemnification obligations because of our lending, loan sales and securitization activities, our acquisitions to the extent we assume one or more of these obligations, and in connection with our servicing practices. We initially recognize these obligations at fair value. Thereafter, the estimation of the liability considers probable future obligations based on industry data of loans of similar type segregated by year of origination, to the extent applicable, and estimated loss severity based on current loss rates for similar loans, our historical rescission rates and the current pipeline of unresolved demands. Loss severity considers the historical loss experience that we incur upon loan sale or collateral liquidation, as well as current market conditions. We monitor the adequacy of the overall liability and make adjustments, as necessary, after consideration of our historical losses and other qualitative factors including ongoing dialogue and experience with our counterparties. We do not provide or assume any origination representations and warranties in connection with our MSR purchases. As of December 31, 2024, we have recorded a liability for representation and warranty obligations and similar indemnification obligations of $27.4 million. See Note 27 — Contingencies for additional information.
Litigation
In the ordinary course of business, we are a defendant in, or a party or potential party to, many threatened and pending litigation matters. We monitor our litigation matters, including advice from external legal counsel, and regularly perform assessments of these matters for potential loss accrual and disclosure. We establish liabilities for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. Management’s assessment involves the use of estimates, assumptions, and judgments, including progress of the matter, prior experience, available defenses, and the advice of legal counsel and other experts. Accruals are adjusted as more information becomes available or when an event occurs requiring a change. Our total accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $16.0 million at December 31, 2024. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2024.

RECENT ACCOUNTING DEVELOPMENTS
Recent Accounting Pronouncements
For additional information, see Note 1 — Organization, Basis of Presentation and Significant Accounting Policies to the Consolidated Financial Statements for additional information.
Our adoption of the standards listed below in 2024 did not have a material impact on our consolidated financial statements:
•Leases (ASC 842) Common Control Arrangements (ASU 2023-01)
•Segment Reporting (ASC 280) Improvements to Reportable Segment Disclosures (ASU 2023-07)
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

Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time to time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives (none in 2024 or 2023). The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 24 — Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
EBO and Loan Modification Hedging – Loans Held for Sale, at fair value
In our Servicing business, we hedge certain Ginnie Mae EBO loans repurchased out of securitization pools for modification and reperformance with TBAs to manage the interest rate risk while these loans await redelivery.
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
The following table summarizes the estimated change in the fair value of our MSRs, HECM loans held for investment and loans held for sale that we have elected to carry at fair value as well as any related derivatives at December 31, 2024, given hypothetical instantaneous parallel shifts in the yield curve. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship to the change in fair value may not be linear, among other factors.

	Change in Fair Value
	Down 25 bps	Up 25 bps
Asset value of securitized HECM loans, net of HMBS-related borrowing	$5	$(5)
Loans held for investment - Unsecuritized HECM loans and tails	—	—
Loans held for sale	17	(20)
Derivative instruments	1	—
Total MSRs - Agency and non-Agency (1)	(25)	23
IRLCs	(1)	1
Total, net	$(2)	$(1)
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
Based on December 31, 2024 balances, if interest rates were to decrease by 100 bps, we estimate a net positive impact on our profitability of approximately $1.4 million resulting from a decrease of $22.2 million in annual interest income and other credits on cash deposits and float balances, and a decrease of $23.6 million in annual interest expense on our variable-rate debt.
Foreign Currency Exchange Rate Risk
Our operations in India and the Philippines expose us to foreign currency exchange rate risk to the extent that our foreign exchange positions remain unhedged. Depending on the magnitude and risk of our positions we may enter into forward exchange contracts to hedge against the effect of changes in the value of the India Rupee or Philippine Peso. We did not enter into any foreign currency hedging derivative instruments during the three year period ended December 31, 2024.
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
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this section is contained in the Consolidated Financial Statements of Onity Group Inc. and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2024, internal control over financial reporting is effective based on criteria established in Internal Control—Integrated Framework issued by the COSO.
The effectiveness of Onity’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees as required by the New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Any waivers for executive officers or directors of Onity from either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers must be approved by our Board of Directors or a Board Committee and must be promptly disclosed. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on our web site at www.onitygroup.com in the “Shareholders” section under “Corporate Governance.” Any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, as well as any waivers that are required to be disclosed under the rules of the SEC or the New York Stock Exchange, will be posted on our website.
We have adopted an Insider Trading Prevention Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Prevention Policy is filed as an exhibit to this Annual Report. In addition, it is Onity’s practice to comply with the applicable laws and regulations relating to insider trading.
The additional information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the information contained in our definitive Proxy Statement with respect to our 2025 Annual Meeting, which we intend to file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year ended December 31, 2024.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1) and (2) Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Onity Group Inc. and Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits.
	3.1	Amended and Restated Articles of Incorporation, as amended (20)
	3.2	Amended and Restated Bylaws of Onity Group Inc. (8)

4.1	Form of Certificate of Common Stock (1)
4.2	Form of Series B Preferred Stock (18)
4.3	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to the issuance of long-term debt of the Company and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
4.4	Description of Common Stock (12)
10.1*	Onity Group Inc. 1998 Annual Incentive Plan, as amended (filed herewith)
10.2*	Onity Group Inc. Deferral Plan for Directors, dated March 7, 2005 (2)
10.3*	Onity Group Inc. 2007 Equity Incentive Plan, dated May 10, 2007 (3)
10.4*	Onity Group Inc. 2017 Performance Incentive Plan, as amended (13)
10.5(b)	Binding Term Sheet dated as of February 22, 2019 between Altisource S.à r.l., Onity Group Inc. and Ocwen Mortgage Servicing, Inc. (7)
10.6	Services Agreement, dated as of August 10, 2009, by and between Onity Group Inc. and Altisource Solutions S.à r.l., as amended (14)
10.7(d)	Binding Term Sheet among Onity Group Inc., Ocwen USVI Services, LLC and Altisource S.à r.l. dated as of May 5, 2021 (10)
10.8*	Form of Indemnification Agreement (10)
10.9*	Form of Undertaking to Repay Advancement of Indemnification Expenses (5)
10.10(a)	Transfer Agreement dated as of July 23, 2017 by and between Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Onity Group Inc., and New Residential Investment Corp., as amended (filed herewith)
10.11 (a)(b)(c)(d)	Subservicing Agreement dated as of July 23, 2017 by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC, as amended (filed herewith)
10.12(a) (b)(c)(d)
New RMSR Agreement, dated as of January 18, 2018 by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC, as amended (filed herewith)

10.13(a) (b)(c)(d)	Subservicing Agreement dated as of August 17, 2018 between New Penn Financial, LLC and Ocwen Loan Servicing, LLC, as amended (filed herewith)
10.14*	Offer Letter, dated April 17, 2018, between Onity Group Inc. and Glen Messina, as amended (14)
10.15*	Offer Letter dated May 11, 2022 between Onity Group Inc. and Sean O’Neil (4)
10.16*	Form of Director Restricted Stock Unit Agreement (1)
10.17*	Amended and Restated Onity Group Inc. United States Basic Severance Plan (6)
10.18*	Amended and Restated Onity Group Inc. United States Change in Control Severance Plan (6)
10.19*	Onity Group Inc. Executive Nonqualified Deferred Compensation Plan (15)
10.20(c)	Transaction Agreement between Onity Group Inc. and Oaktree Capital Management L.P. and affiliates, dated as of December 21, 2020 (12)
10.21(c)	First Amendment to Transaction Agreement, dated as of March 4, 2021, by and among OCW MAV Holdings, LLC, Onity Group Inc., and affiliates of Oaktree Capital Management L.P. (11)
10.22(c)	Form of Securities Purchase Agreement between Onity Group Inc., Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (12)
10.23	Form of Registration Rights Agreement between Onity Group Inc., Opps OCW Holdings, LLC, and ROF8 OCW MAV PT, LLC (12)
10.24	Form of Warrant issuable to Opps OCW Holdings, LLC and ROF8 OCW MAV PT, LLC (12)
10.25*	Onity Group Inc. 2021 Equity Incentive Plan, as amended (9)
10.26(c)	Note and Warrant Purchase Agreement, dated as of February 9, 2021, by and among Onity Group Inc., the purchasers signatory thereto, and Oaktree Fund Administration, LLC, as collateral agent (11)
10.27(c)	Second Lien Notes Pledge and Security Agreement, dated as of March 4, 2021, among Onity Group Inc. and Oaktree Fund Administration, LLC (11)
10.28	Form of $199,500,000 aggregate principal amount Senior Secured Notes due 2027 (11)
10.29	Form of Warrant issued March 4, 2021 (11)
10.30	Registration Rights Agreement dated as of March 4, 2021 between Onity Group Inc. and entities managed by Oaktree Capital Management L.P. (11)
10.31	Registration Rights Agreement dated as of November 1, 2024 between Onity Group Inc. and affiliates of Waterfall Asset Management, LLC (18)

10.32	First Lien Notes Pledge and Security Agreement dated as of March 4, 2021 among PHH Mortgage Corporation, PHH Corporation, other guarantors thereto, and Wilmington Trust, National Association (11)
10.33(c)
Indenture, dated as of March 4, 2021, among PHH Mortgage Corporation, as the issuer, Onity Group Inc., as the parent, and the other guarantors thereto, and Wilmington Trust, National Association, as the trustee and collateral trustee (11)

10.34	Form of $400,000,000 aggregate principal amount 7.875% Senior Secured Notes due 2026 (11)
10.35	Indenture, dated as of November 6, 2024, by and between PHH Escrow Issuer LLC and Wilmington Trust, national association, as trustee and collateral trustee (19)
10.36
Supplemental Indenture, dated as of November 27, 2024, among PHH Corporation, Onity Group Inc., the other guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral trustee (21)

10.37
Pledge and Security Agreement, dated as of November 27, 2024, among the PHH Corporation, PHH Escrow Issuer LLC, Onity Group Inc. the other grantors party thereto, and Wilmington Trust, National Association, as collateral trustee (21)

10.38(d)	Transaction Agreement dated September 30, 2024 among the Company, OCW MAV Holdings, LLC, MAV Canopy HoldCo I, LLC, MSR Asset Vehicle LLC and the other parties thereto (20)
10.39(d)	Note Purchase Agreement Amendment effective October 23, 2024 among the Company, Oaktree Fund Administration, LLC, as collateral agent, and the other parties thereto (20)
10.40(d)	Redemption Agreement among the Company, OCW MAV Holdings, LLC and MAV Canopy HoldCo I, LLC (filed herewith)
10.41	Form of Amendment effective October 23, 2024 to Warrants dated March 4, 2021 and May 3, 2021 (21)
10.42*	Form of 2023 Annual Performance-Based Cash Award Agreement (16)
10.43*	Form of 2023 Annual Performance-Based Stock Award Agreement (16)
10.44*	Form of 2023 Annual Time-Based Cash Award Agreement (16)
10.45*	Form of 2023 Annual Time-Based Stock Award Agreement (16)
10.46*	Form of 2024 Annual Performance-Based Cash Award Agreement (17)
10.47*	Form of 2024 Annual Performance-Based Stock Award Agreement (17)
10.48*	Form of 2024 Special Time-Based Stock Award Agreement (17)
19.1	Insider Trading Prevention Policy (filed herewith)
21.1	Subsidiaries (filed herewith)
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)
31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Onity Group Inc. Incentive Compensation Clawback Policy (16)
99.1	Supplemental Information Pursuant to the Indenture dated as of November 6, 2024 (filed herewith)
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (included as Exhibit 101).
*    Management contract or compensatory plan or agreement.
(a)    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(b)    Certain confidential information contained in this agreement has been omitted because it is not material and would be competitively harmful if publicly disclosed.
(c)    Certain schedules to the exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any referenced schedules will be furnished supplementally to the SEC upon request.

(d)    Certain information has been omitted in accordance with Item 601(b)(10) of Regulation S-K because it is both not material and is the type of information that the Registrant treats as private or confidential. An unredacted copy will be furnished supplementally to the SEC upon request.
(1)Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2018 filed on February 27, 2019.
(2) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
(3) Incorporated by reference from the similarly described exhibit to the Registrant’s definitive Proxy Statement with respect to its 2007 Annual Meeting of Shareholders as filed on March 30, 2007.
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
(7) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2020 filed on November 3, 2020.
(8) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on February 25, 2019.
(9) Incorporated by reference to the similarly described exhibit to the Registrant’s Form 8-K filed on May 28, 2024.
(10) Incorporated by reference to the similarly described exhibit to the Registrant’s Quarterly Report on Form10-Q for the period ended June 30, 2021 filed on August 5, 2021.
(11) Incorporated by reference to the similarly described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed on May 4, 2021.
(12)Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2020 filed on February 19, 2021.
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
(16) Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2023 filed on February 27, 2024.
(17) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed on May 2, 2024.
(18) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8‑K filed on November 5, 2024.
(19) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8‑K filed on November 6, 2024.
(20) Incorporated by reference to the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2024 filed on November 7, 2024.
(21) Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed on December 3, 2024.
ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Onity Group Inc.

	By:	/s/ Glen A. Messina
Glen A. Messina
President and Chief Executive Officer
Date: February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Glen A. Messina	Date: February 21, 2025
Glen A. Messina, Chair of the Board of Directors, President and Chief Executive Officer (principal executive officer)

/s/ Alan J. Bowers	Date: February 21, 2025
Alan J. Bowers, Director

/s/ Jenne K. Britell	Date: February 21, 2025
Jenne K. Britell, Director

/s/ Jacques J. Busquet	Date: February 21, 2025
Jacques J. Busquet, Director

/s/ Claudia J. Merkle	Date: February 21, 2025
Claudia J. Merkle, Director

/s/ DeForest B. Soaries, Jr.	Date: February 21, 2025
DeForest B. Soaries, Jr., Director

/s/ Kevin Stein	Date: February 21, 2025
Kevin Stein, Director

/s/ Sean B. O’ Neil	Date: February 21, 2025
Sean B. O’Neil, Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Francois Grunenwald	Date: February 21, 2025
Francois Grunenwald, Senior Vice President and Chief Accounting Officer (principal accounting officer)

ONITY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2024

ONITY GROUP INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Onity Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Onity Group Inc. (formerly Ocwen Financial Corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company has elected to account for its mortgage servicing rights (“MSRs”) at fair value. The determination of the fair value of MSRs requires management judgment due to the significant assumptions that underlie the valuation. The Company estimates the fair value of its MSRs with the assistance of independent third-party valuation experts that use discounted cash flow and prepayment models, and current market data. The significant unobservable assumptions used in the valuation of MSRs include prepayment speeds, cost to service, and discount rates. MSRs were $2.5 billion at December 31, 2024, which are classified as Level 3 in the valuation hierarchy. A change in the significant unobservable valuation assumptions utilized might result in a significantly higher or lower fair value measurement.

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

•We tested the design and operating effectiveness of controls over management’s valuation of MSRs and management’s evaluation of the reasonableness of the significant unobservable assumptions, including those related to the determination and supervision of their third-party valuation experts, data utilized in the third-party valuation expert's model, and the determination of (1) prepayment speeds (2) cost to service and (3) discount rate assumptions.
•We tested the data utilized in determining the unobservable assumptions used in the valuation model for a selection of loans by confirming balances with borrowers, obtaining and inspecting loan origination documents, and obtaining and inspecting supporting documentation for loan activity.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s assumptions and the overall fair value to market surveys.
•We inquired of the Company’s third-party valuation experts regarding the reasonableness of the significant valuation assumptions and the appropriateness of the valuation model.
•With the assistance of our fair value specialists, we evaluated the MSRs fair value by comparing it against a fair value range that was independently developed using market data.
•We assessed the consistency by which management has applied significant unobservable valuation assumptions by comparing to prior periods.
Fair Value – Loans Held for Investment — Refer to Notes 3 and 5 to the financial statements
Critical Audit Matter Description

The Company has elected to account for its Home Equity Conversion Mortgages “HECM or reverse mortgages” that are classified as loans held for investment at fair value. The determination of the fair value of reverse mortgages requires management judgment due to the significant assumptions that underlie the valuation. The Company estimates the fair value of reverse mortgages with the assistance of independent third-party valuation experts that use expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments on reverse mortgage loans. Reverse mortgages were $11.1 billion at December 31, 2024, which is classified as Level 3 in the valuation hierarchy. A change in the valuation assumptions utilized might result in a significantly higher or lower fair value measurement.

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

•We tested the design and operating effectiveness of controls over management’s valuation of reverse mortgages and management’s evaluation of the reasonableness of the significant unobservable assumptions, and data utilized in the valuation model.
•We tested the data utilized in determining the unobservable assumptions used in the valuation model for a selection of loans, obtaining and inspecting loan origination documents, and obtaining and inspecting supporting documentation for loan activity.
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
•We evaluated the consistency by which management has applied significant unobservable valuation assumptions.

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 21, 2025
We have served as the Company’s auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Onity Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Onity Group Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

New York, NY
February 21, 2025

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$184.8	$201.6
Restricted cash ($29.1 and $24.2 related to variable interest entities (VIEs))	80.8	53.5
Mortgage servicing rights (MSRs), at fair value	2,466.3	2,272.2
Advances, net ($481.8 and $573.0 related to VIEs)	577.2	678.8
Loans held for sale ($1,290.2 and $674.2 carried at fair value) ($575.4 and $269.6 related to VIEs)	1,290.2	677.3
Loans held for investment, at fair value ($0.0 and $5.6 related to VIEs)	11,125.3	7,975.5
Receivables, net ($31.9 and $19.9 related to VIEs)	176.4	154.8
Investment in equity method investee	—	37.8
Premises and equipment, net	11.0	13.1
Other assets ($15.7 and $22.0 carried at fair value) ($42.0 and $18.6 related to VIEs)	111.3	106.2
Contingent loan repurchase asset	412.2	343.0
Total assets	$16,435.4	$12,513.7

Liabilities and Stockholders’ Equity
Liabilities
Home Equity Conversion Mortgage-Backed Securities (HMBS) related borrowings, at fair value	$10,872.1	$7,797.3
Other financing liabilities, at fair value ($322.7 and $409.2 due to related party) ($0.0 and $5.6 related to VIEs)	846.9	900.0
Advance match funded liabilities ($416.5 and $498.9 related to VIEs)	417.1	499.7
Mortgage loan financing facilities ($481.9 and $143.4 related to VIEs)	1,528.2	710.6
MSR financing facilities, net	957.9	916.2
Senior notes, net ($48.7 and $239.7 due to related parties)	487.4	595.8
Other liabilities ($28.0 and $7.2 carried at fair value)	420.6	349.3
Contingent loan repurchase liability	412.2	343.0
Total liabilities	15,942.5	12,111.9

Commitments and Contingencies (Notes 26 and 27)

Mezzanine Equity
Series B Preferred stock, $0.01 par value and $25.00 liquidation preference value; 2,400,000 shares authorized; 2,111,787 shares issued and outstanding at December 31, 2024	49.9	—

Stockholders’ Equity
Common stock, $0.01 par value; 13,333,333 shares authorized; 7,873,053 and 7,684,401 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	0.1	0.1
Additional paid-in capital	559.3	554.5
Accumulated deficit	(117.6)	(151.6)
Accumulated other comprehensive income (loss), net of income taxes	1.2	(1.2)
Total stockholders’ equity	442.9	401.8
Total liabilities, mezzanine equity and stockholders’ equity	$16,435.4	$12,513.7

The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenue
Servicing and subservicing fees	$832.5	$947.3	$862.6
Gain on reverse loans held for investment and HMBS-related borrowings, net	42.5	46.7	36.1
Gain on loans held for sale, net	59.0	40.6	22.0
Other revenue, net	42.0	32.0	33.2
Total revenue	976.0	1,066.7	953.9

MSR valuation adjustments, net	(96.2)	(232.2)	(10.4)

Operating expenses
Compensation and benefits	232.5	229.2	289.4
Servicing and origination	52.3	57.3	64.9
Technology and communications	52.9	52.5	57.9
Professional services	52.6	22.3	49.3
Occupancy, equipment and mailing	31.4	31.8	41.8
Other expenses	14.7	19.0	29.1
Total operating expenses	436.5	412.1	532.4

Other income (expense)
Interest income	93.3	78.0	45.6
Interest expense ($42.2, $43.8 and $42.1 due to related parties)	(288.9)	(273.6)	(186.0)
Pledged MSR liability expense ($54.0, $57.5 and $59.1 due to related party)	(175.4)	(296.3)	(255.0)
Gain (loss) on extinguishment of debt	(49.4)	1.3	0.9
Earnings of equity method investee	22.9	7.3	18.5
Other, net	(6.6)	2.8	$(10.2)
Other income (expense), net	(404.1)	(480.5)	(386.2)

Income (loss) before income taxes	39.3	(58.1)	24.9
Income tax expense (benefit)	5.3	5.6	(0.8)
Net income (loss)	33.9	(63.7)	25.7
Preferred stock dividend	(0.5)	—	—
Net income (loss) attributable to common stockholders	$33.4	$(63.7)	$25.7

Earnings (loss) per share attributable to common stockholders
Basic	$4.28	$(8.34)	$2.97
Diluted	$4.13	$(8.34)	2.85

Weighted average common shares outstanding
Basic	7,816,093	7,635,584	8,647,399
Diluted	8,087,535	7,635,584	8,997,306
The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$33.9	$(63.7)	$25.7
Other comprehensive income (loss), net of income taxes:
Change in unfunded pension plan obligation liability	2.3	1.2	(0.2)
Other	—	0.1	0.1
Comprehensive income (loss)	$36.3	$(62.4)	$25.6

The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022
(Dollars in millions, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at January 1, 2022	9,208,312	$0.1	$592.6	$(113.6)	$(2.4)	$476.7
Net income	—	—	—	25.7	—	25.7
Repurchase of common stock	(1,750,557)	—	(50.0)	—	—	(50.0)
Equity-based compensation and other	68,362	—	4.4	—	—	4.4
Other comprehensive loss, net of income taxes	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2022	7,526,117	0.1	547.0	(87.9)	(2.5)	456.7
Net loss	—	—	—	(63.7)	—	(63.7)
Equity-based compensation and other	158,284	—	7.5	—	—	7.5
Other comprehensive income, net of income taxes	—	—	—	—	1.3	1.3
Balance at December 31, 2023	7,684,401	0.1	554.5	(151.6)	(1.2)	401.8
Net income				33.9		33.9
Preferred stock dividend ($0.24 per share)	—	—	(0.5)	—	—	(0.5)
Equity-based compensation and other	188,652		5.4			5.4
Other comprehensive income, net of income taxes					2.4	2.4
Balance at December 31, 2024	7,873,053	$0.1	$559.3	$(117.6)	$1.2	$442.9
The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$33.9	$(63.7)	$25.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
MSR valuation adjustments, net	166.9	326.4	121.1
Provision for bad debts (advances and receivables)	24.0	25.7	20.5
Provision for indemnification obligations	4.0	4.6	7.6
Depreciation	5.4	7.0	10.5
Amortization of debt issuance costs and discount	34.9	18.0	10.1
Amortization of intangibles	2.9	5.1	4.3
Loss (gain) on extinguishment of debt	49.4	(1.3)	(0.9)
Equity-based compensation expense	7.8	9.7	4.6
Gain on reverse loans held for investment and HMBS-related borrowings, net	(26.3)	(35.0)	(8.1)
Net gain on sale of investment in equity method investee	(13.7)	—	—
Gain on loans held for sale, net	(59.0)	(40.6)	(22.0)
Origination and purchase of loans held for sale	(17,797.5)	(12,797.7)	(17,582.0)
Proceeds from sale and collections of loans held for sale	16,960.5	12,539.8	17,590.1
Changes in assets and liabilities:
Decrease in advances	81.9	76.1	28.3
Decrease in receivables and other assets	10.7	47.8	4.2
(Increase) decrease in derivatives	(46.0)	(37.3)	6.9
Increase (decrease) in other liabilities	16.5	(65.0)	(47.6)
Other, net	(29.9)	(9.1)	(0.1)
Net cash provided by (used in) operating activities	(573.8)	10.4	173.2

Cash flows from investing activities
Origination of loans held for investment	(1,125.0)	(1,033.4)	(1,658.1)
Principal payments received on loans held for investment	1,495.8	1,078.0	1,581.1
Purchase of MSRs	(232.4)	(120.0)	(199.4)
Proceeds from sale of MSRs	204.8	0.9	155.7
Acquisition of loans held for investment, net	—	—	(4.5)
Acquisition of reverse mortgage subservicing agreements	—	—	(6.9)
Distribution from (investment in) equity method investee, net	4.7	4.4	(19.0)
Net proceeds from sale of investment in equity method investee	46.3	—	—
Acquisition of advances in connection with MSR transactions	(0.8)	(42.2)	—
Proceeds from sale of advances in connection with MSR transactions	14.6	6.4	2.5
Purchase of real estate	(36.9)	(10.7)	(1.8)
Proceeds from sale of real estate	30.7	18.5	6.6
Additions to premises and equipment	(0.8)	(2.2)	(5.5)
Other, net	0.4	0.1	0.2
Net cash provided by (used in) investing activities	401.3	(100.3)	(149.1)
Cash flows from financing activities
Proceeds from (repayment of) advance match funded liabilities, net	(82.6)	(13.9)	1.4
Proceeds from (repayment of) mortgage loan financing facilities, net	802.8	6.0	(382.3)
Proceeds from MSR financing facilities	1,469.5	978.6	652.1
Repayment of MSR financing facilities	(1,426.1)	(1,014.6)	(596.9)
Repurchase and repayment of Senior notes	(659.2)	(13.5)	(23.6)
Proceeds from issuance of Senior notes	497.8	—	—
Payment of debt issuance costs	(16.8)	(4.2)	(1.3)
Proceeds from other financing liabilities - Sale of MSRs accounted for as secured financing	28.0	174.7	86.2
Proceeds from other financing liabilities - Excess Servicing Spread (ESS) liability	23.8	68.7	200.9
Repayment of other financing liabilities	(71.2)	(95.3)	(111.9)
Proceeds from sale of Home Equity Conversion Mortgages (HECM, or reverse mortgages) accounted for as a financing (HMBS-related borrowings)	1,073.5	1,054.6	1,780.4
Repayment of HMBS-related borrowings	(1,474.7)	(1,070.1)	(1,568.4)
Proceeds from issuance of preferred stock	20.0	—	—
Payment of preferred stock issuance costs	(1.3)	—	—
Payment of preferred stock dividend	(0.5)	—	—
Net cash provided by (used in) financing activities	182.9	70.8	(13.4)

Net increase (decrease) in cash, cash equivalents and restricted cash	10.4	(19.1)	10.7
Cash, cash equivalents and restricted cash at beginning of year	255.1	274.2	263.5
Cash, cash equivalents and restricted cash at end of year	$265.6	$255.1	$274.2

Supplemental cash flow information
Interest paid	$251.2	$253.8	$168.5
Income tax payments (refunds), net
Federal	$9.5	$0.1	$(25.8)
State	0.6	0.5	(4.1)
Foreign	2.6	(5.2)	3.0
	$12.8	$(4.6)	$(26.9)

Supplemental non-cash investing and financing activities
HECM loans held for investment acquired at fair value	$(2,912.7)	$—	$(224.1)
HMBS-related borrowings assumed at fair value	2,880.9	—	219.5
Series B Preferred stock issuance at fair value	51.3	—	—
Other, net	0.5	—	—
Net cash received (paid) on HECM transactions	$20.0	$—	$(4.5)

Supplemental non-cash investing and financing activities - (continued)
Recognition (derecognition) of gross right-of-use asset and lease liability:
Right-of-use asset	$2.5	$(2.3)	$11.4
Lease liability	2.4	(2.3)	11.4

Derecognition of MSRs and Other financing liabilities, at fair value:
MSR, at fair value	$(85.7)	$(454.3)	$(39.0)
Other financing liability, at fair value - MSR pledged liability	(85.7)	(454.3)	(35.9)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and consolidated statements of cash flows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$184.8	$201.6	$208.0
Restricted cash and equivalents:
Debt service accounts	33.6	32.3	22.3
Other restricted cash	47.1	21.2	43.9
Total cash, cash equivalents and restricted cash reported in the statements of cash flows	$265.6	$255.1	$274.2
The accompanying notes are an integral part of these consolidated financial statements

ONITY GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022
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
Onity directly or indirectly owns all of the outstanding common stock of its operating subsidiaries, including PHH since its acquisition on October 4, 2018, Ocwen Financial Solutions Private Limited (OFSPL) and Ocwen USVI Services, LLC (OVIS). Effective November 27, 2024, Onity completed the sale of its 15% equity interest in MAV Canopy HoldCo I, LLC (MAV Canopy) which invests in mortgage servicing assets through its licensed mortgage subsidiary MSR Asset Vehicle LLC (MAV). See Note 12 — Investment in Equity Method Investee and Related Party Transactions for additional information.
We perform servicing activities related to our own MSR portfolio (primary) and on behalf of other servicers (subservicing) and investors (primary and master servicing), including the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively referred to as GSEs), the Government National Mortgage Association (Ginnie Mae, and together with the GSEs, the Agencies) and private-label securitizations (PLS, or non-Agency).
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
We had a total of approximately 4,300 employees at December 31, 2024 of which approximately 2,900 were located in India and approximately 400 were based in the Philippines. Our operations in India and the Philippines provide support services to our loan servicing and originations businesses and our corporate functions.
Basis of Presentation and Significant Accounting Policies
Consolidation and Basis of Presentation
Principles of Consolidation
Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP).
Our consolidated financial statements include the accounts of Onity, its wholly-owned subsidiaries and any variable interest entity (VIE) for which we have determined that we are the primary beneficiary. We apply the equity method of accounting to investments where we are able to exercise significant influence, but not control, over the policies and procedures of the entity.
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
Restricted Cash
We define Restricted cash as any cash that is legally restricted as to withdrawal or usage. Restricted cash includes amounts specifically designated to repay debt, to provide over-collateralization for MSR financing facilities, mortgage loan financing facilities and match funded debt facilities, and to provide additional collateral to support certain obligations, including derivative instruments and letters of credit.
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
We earn fees for servicing and subservicing mortgage loans. We collect servicing and subservicing fees, generally expressed as a percent of UPB or fee per loan by loan performing status, from the borrowers’ payments or from the owner of the servicing in subservicing relationships. In addition to servicing and subservicing fees, we report late fees, prepayment penalties, float earnings and other ancillary fees as revenue in Servicing and subservicing fees in our consolidated statements of operations. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected, when loans are modified or liquidated through the sale of the underlying real estate collateral, or when subservicing services are performed.

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
Servicing advances may also include claimable (with investors) but nonrecoverable expenses, for example due to servicer error, such as lack of reasonable documentation as to the type and amount of advances. Such servicer errors result in the determination that the advance is uncollectible and represent operational losses resulting from not complying with servicing guidelines as established by the respective party (i.e., trustee, master servicer, investor, mortgage insurer). We establish an allowance for such operational losses through a charge to earnings (Servicing and origination expense) to the extent that a portion of advances are uncollectible taking into consideration, among other factors, probability of default, cure or modification, length of delinquency and the amount of the advance. We also assess collectability using proprietary cash flow projection models that incorporate different factors, depending on the characteristics of the mortgage loan or pool, including, for example, the probable loan liquidation path, estimated time to a foreclosure sale, estimated costs of foreclosure action, estimated future property tax payments and the estimated value of the underlying property net of estimated carrying costs, commissions and closing costs. Advances are charged off when determined to be non-recoverable.
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
Loans repurchased from Ginnie Mae guaranteed securitizations in connection with loan resolution activities are classified as receivables (government-insured claims). The government-insured claims that do not exceed the Department of Housing and Urban Development (HUD), VA, FHA or USDA insurance limits are not subject to any allowance for losses as guaranteed by the U.S. government. The receivable amount in excess of the guaranteed claim limits or recoverable amounts per insurer guidelines or as a result of servicer error, such as exceeding key filing or foreclosure timelines, is subject to an allowance for losses.
Loans Held for Sale
Loans held for sale include forward and reverse mortgage loans that we do not intend to hold until maturity. We report loans held for sale at fair value with changes in fair value in Gain on loans held for sale, net in the consolidated statements of operations in the period in which the changes occur along with fair value gains or losses on any related derivatives. Gains on loans held for sale are initially recognized at the time of the interest rate lock commitment and take into consideration any retained interests, including servicing rights and representation and warranty obligations, both of which are separately recorded at fair value at the date of sale in our consolidated balance sheets. We include all changes in loans held for sale and related derivative balances in operating activities in the consolidated statements of cash flows.
We accrue interest income as earned within Interest income in the consolidated statements of operations. We place loans on non-accrual status after any portion of principal or interest has been delinquent for more than 89 days, or earlier if management determines the borrower is unable to continue performance. When we place a loan on non-accrual status, we reverse the interest that we have accrued but not yet received. We return loans to accrual status only when we reinstate the loan and there is no significant uncertainty as to collectability.
Loans Held for Investment
Originated and purchased reverse mortgage loans that are insured by the FHA and pooled into Ginnie Mae guaranteed securities that we sell into the secondary market with servicing rights retained are classified as loans held for investment. We have elected to measure these loans at fair value, with changes in fair value reported in Gain on reverse loans held for investment and HMBS-related borrowings, net in the consolidated statements of operations. Loan transfers in these Ginnie Mae securitizations do not meet the definition of a participating interest and as a result, the transfers of the reverse mortgages do not qualify for sale accounting. Therefore, we account for these transfers as secured financings, with the reverse mortgages classified as Loans held for investment, at fair value, on our consolidated balance sheets, with no gain or loss recognized on the transfer. We record the proceeds from the transfer of assets as secured borrowings (HMBS-related borrowings) and recognize no gain or loss on the transfer.
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
Gain on Reverse Loans Held for Investment and HMBS-Related Borrowings, Net
We measure the HECM loans held for investment and HMBS-related borrowings at fair value on a recurring basis. The fair value gains and losses of the HECM loans and HMBS-related borrowings are included in Gain on reverse loans held for investment and HMBS-related borrowings, net in our consolidated statements of operations. Included in net fair value gains and losses on the securitized HECM loans and HMBS-related borrowings are the interest income on the securitized HECM loans and the interest expense on the HMBS-related borrowings, together with the realized gains or losses on tail securitization. Interest is generally capitalized into the principal on a monthly basis. In addition, Gain on reverse loans held for investment and HMBS-related borrowings, net includes the fair value changes of the interest rate lock commitments related to new reverse mortgage loans through securitization date, reported in the Originations segment.
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
VIEs and Transfers of Financial Assets and MSRs
We securitize, sell and service forward and reverse residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. We typically retain economic interests in the securitized assets in the form of servicing rights and obligations. In order to efficiently finance our assets and operations and create liquidity, we may sell servicing advances, MSRs, the right to receive certain servicing fees relating to MSRs or other mortgage related assets.
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
A sale of MSRs shall be recognized as a sale for accounting purposes if substantially all the risks and rewards inherent in owning the MSRs have been effectively transferred to the buyer, title has transferred to the buyer and any protection provisions retained by the seller are minor and can be reasonably estimated. In the case of transfers of MSRs accounted for as a sale where we retain the right to subservice, we defer any related gain or loss and amortize the balance over the life of the subservicing agreement. A loss shall be recognized currently if we determine that prepayments of the underlying mortgage loans may result in performing the future servicing at a loss.
Other Financing Liabilities and Pledged MSR Liability Expense
A transfer of MSRs does not achieve sale accounting if we retain title. In addition, a legal sale of MSRs with a subservicing contract may not be treated as a sale when the terms of the subservicing contract unduly limit the buyer's ability to exercise ownership control over the servicing rights or results in the seller retaining some of the risks and rewards of ownership. If the buyer cannot cancel or decline to renew the subservicing contract after a reasonable period of time, the buyer is precluded from exercising certain rights of ownership. Conversely, if the seller cannot cancel the subservicing contract after a reasonable period of time, the seller has not transferred substantially all of the risks of ownership. If the criteria for sale recognition are not met, the transferred MSRs are not derecognized and the transaction is accounted for consistent with a secured financing.
Accordingly, when a transaction does not achieve sale accounting treatment, we recognize the proceeds received and a corresponding liability, referred to as Pledged MSR liability within Other financing liabilities, that we subsequently remeasure at fair value with fair value gains and losses reported within MSR valuation adjustments, net in the consolidated statements of operations. In the case of a sale of MSRs accounted for as a secured financing where we retain the right to subservice, no gain or loss is generally recognized on the transfer. A gain or loss may be recognized to the extent the estimated fair value of the pledged MSR liability differs from the total proceeds of the MSR transfer. If the criteria for MSR sale recognition are not met, the servicing fee collected on behalf of MSR transferee and related ancillary income remain reported within Servicing and subservicing fees. Servicing fee remittance, net of the subservicing fee we are entitled to, is reported within Pledged MSR liability expense in the consolidated statements of operations.
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
Real Estate Owned (REO)
Foreclosed real estate received in full or partial satisfaction of a loan is classified as held for sale and initially recorded at the fair value less cost to sell the property, referred to as initial cost, within Other assets on our consolidated balance sheets. The carrying amount of the loan is reduced to the initial cost of the property at the time of receipt. REO properties are subsequently recorded at the lower of initial cost and fair value less cost to sell the property through a valuation allowance.
Premises and Equipment, Leases
We report premises and equipment at cost and depreciate them over their estimated useful lives on a straight-line basis as follows:

Computer hardware and software	2 – 5 years
Buildings	40 years
Leasehold improvements	Term of the lease not to exceed useful life
Right of Use (ROU) assets	Term of the lease not to exceed useful life
Furniture and fixtures	5 years
Office equipment	5 years
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
Intangible assets primarily consist of reverse subservicing contract intangible assets that are being amortized ratably over the five-year term of the respective subservicing contracts based on portfolio runoff. Intangible assets are included in Other assets, net of accumulated amortization, on our consolidated balance sheets, and amortization expense is included in Other expenses in our consolidated statements of operations.
Investments in Equity Method Investee
We account for our investments in unconsolidated entities in which we hold a significant, but less than controlling, ownership interest using the equity method. These investments include our investment in MAV Canopy through its sale in November 2024. Under ASC 323: Investments - Equity Method and Joint Ventures, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated. Onity determined it had significant influence over MAV Canopy based on its representation on the MAV Canopy Board of Directors and certain services it provides, amongst other factors. Accordingly, Onity accounted for its investment in MAV Canopy under the equity method.
Under the equity method of accounting, investments are initially recorded at cost and thereafter adjusted for additional investments, distributions and the proportionate share of earnings or losses of the investee. We evaluate our equity method investments for impairment when events or changes in circumstances indicate that an other-than‐temporary decline in value may have occurred. We present distributions received from MAV Canopy in our consolidated statements of cash flows using the cumulative earnings approach. We present gains or losses from the sale of an equity method investment in Earnings of equity method investee within the Other income (expense) section of our consolidated statement of operations.
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
Preferred Stock
We evaluate preferred stock issuances to determine their classification and accounting as debt, or permanent or temporary equity. We also evaluate if any embedded features must be recognized separate from the host contract. Non-convertible, mandatorily redeemable preferred stock is required to be classified as debt. Contingently redeemable preferred stock is not considered mandatorily redeemable until the contingency is met, for example upon change of control. Preferred stock that, by its terms, is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control, such as a change of control, and preferred stock that is redeemable at the option of the holder, is classified as mezzanine equity, i.e., outside of permanent equity. We record preferred stock dividends on the date of declaration by the Board of Directors.
Stock-Based Compensation
We initially measure the cost of employee services received in exchange for a stock-based award as the fair value of the award on the grant date. For awards which must be settled in cash and are therefore classified as liabilities rather than equity in the consolidated balance sheet, fair value is subsequently remeasured and fair value changes are reported as compensation expense at each reporting date. For all awards with a service condition, we recognize the cost as compensation expense ratably over the vesting period for the entire award. All compensation expense for an equity-classified award with a market condition is recognized if the requisite service period is fulfilled, even if the market condition is never satisfied.
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
Basic and Diluted Earnings per Share
We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. Income (loss) attributable to common stockholders is computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock from net income. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of outstanding options and warrants to purchase common stock using the treasury stock method.

Recently Adopted Accounting Standards
Leases (ASC 842) Common Control Arrangements (ASU 2023-01)
Prior to the issuance of this Accounting Standard Update (ASU), ASC 842 required all lessees to amortize leasehold improvements over the shorter of their useful life or the remaining term of the lease. For leases between entities under common control, the amendment in this ASU requires amortization of leasehold improvements over the useful life of those assets to the common control group, regardless of the lease term. When the lessee no longer controls the use of the asset underlying the common control lease, the leasehold improvements are accounted for as a transfer between entities under common control whereby the lessee records a distribution to the common control lessor through an adjustment to equity.
Our adoption of this standard on January 1, 2024 did not have a material impact on our consolidated financial statements.
Segment Reporting (ASC 280) Improvements to Reportable Segment Disclosures (ASU 2023-07)
The amendments in this ASU were issued to improve annual and interim segment disclosures, primarily about expenses that are significant to the segment, and regularly provided to the chief operating decision maker (CODM). This ASU also requires disclosure of the title and position of the individual or the name of the group identified as the CODM in the consolidated financial statements, as well as how the CODM uses each reported measure of segment profit or loss to assess performance and allocate resources to the segment. The ASU allows the disclosure of additional optional measures of a segment’s profit or loss for each reportable segment if used by the CODM, subject to additional segment disclosures and the SEC’s non-GAAP financial measures requirements.
The amended disclosures in this ASU were effective in the 2024 annual period and did not have a material impact on our consolidated financial statements upon adoption. Our adoption of the ASU resulted in additional reportable segment disclosures, primarily relating to significant segment expenses and CODM disclosures. This ASU was applied retrospectively to all prior years presented in these financial statements. Refer to Note 24 — Business Segment Reporting. For interim periods, the amended disclosures are required effective in 2025 and we do not anticipate a material impact on our consolidated financial statements.
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
The following table presents a summary of cash flows received from and paid to securitization trusts related to transfers of loans accounted for as sales that were outstanding:

	Years Ended December 31,
	2024	2023	2022
Proceeds received from securitizations	$16,787.8	$12,344.0	$17,027.0
Servicing fees collected (1)	153.3	121.9	91.8
Purchases of previously transferred assets, net of claims reimbursed	(10.0)	(17.9)	(11.4)
	$16,931.1	$12,448.0	$17,107.4
(1)We receive servicing fees based upon the securitized loan UPB and certain ancillary fees, all of which are reported in Servicing and subservicing fees in the consolidated statements of operations.
In connection with these transfers, we retained MSRs of $247.6 million, $183.0 million and $234.7 million during 2024, 2023 and 2022, respectively.
Certain obligations arise from the agreements associated with our transfers of loans. Under these agreements, we may be obligated to repurchase the loans, or otherwise indemnify or reimburse the investor or insurer for losses incurred due to material breach of contractual representations and warranties. We receive customary origination representations and warranties from our network of approved correspondent lenders. To the extent that we have recourse against a third-party originator, we may recover part or all of any loss we incur. Also, refer to the Loan Put-Back and Related Contingencies section of Note 27 — Contingencies.
The following table presents the carrying amounts of our assets that relate to our continuing involvement with forward loans that we have transferred with servicing rights retained as well as an estimate of our maximum exposure to loss including the UPB of the transferred loans:

	December 31,
	2024	2023
Carrying value of assets
MSRs, at fair value	$734.2	$636.5
Advances	129.6	99.0
UPB of loans transferred (1)	49,641.2	46,810.1
Maximum exposure to loss (2)	$50,505.0	$47,545.6
(1)Includes $11.7 billion and $10.5 billion of loans delivered to Ginnie Mae as of December 31, 2024 and 2023, respectively, and includes loan modifications repurchased and delivered through the Ginnie Mae Early Buyout Program (EBO).
(2)The maximum exposure to loss in the table above is primarily based on the remaining UPB of loans serviced and assumes all loans were deemed worthless as of the reporting date. It does not take into consideration the proceeds from the underlying collateral liquidation, recoveries or any other recourse available to us, including from mortgage insurance, guarantees or correspondent sellers. We do not believe the maximum exposure to loss from our involvement with these previously transferred loans is representative of the actual loss we are likely to incur based on our contractual rights and historical loss experience and projections. Also, refer to the Loan Put-Back and Related Contingencies section of Note 27 — Contingencies.
At December 31, 2024 and 2023, 2.7% and 2.8%, respectively, of the transferred residential loans that we service were 60 days or more past due, including 60 days or more past due loans under forbearance. This includes 7.0% and 8.0%, respectively, of loans delivered to Ginnie Mae that are 60 days or more past due.
Transfers of Reverse Mortgages
We pool HECM loans into HMBS that we sell into the secondary market with servicing rights retained. We have determined that loan transfers in the HMBS program do not meet the definition of a participating interest and the servicing requirements require the issuer/servicer to absorb some level of interest rate risk, cash flow timing risk and incidental credit risk. As a result, the transfers of the HECM loans do not qualify for sale accounting, and therefore, we account for these transfers as secured financings. Under this accounting treatment, the HECM loans are classified as Loans held for investment, at fair value, on our consolidated balance sheets. Holders of participating interests in the HMBS have no recourse against the assets of Onity, except with respect to standard representations and warranties and our contractual obligation to service the HECM loans and the HMBS.
Financing of Loans Held for Sale, Receivables and Other Assets using SPEs
We consolidate an SPE (trust) in connection with a warehouse mortgage loan financing facility structured as a gestation repurchase facility whereby Agency mortgage loans are transferred by PHH to the trust for collateralization purposes. We have determined that the trust is a VIE for which we are the primary beneficiary. Therefore, we have included the trust in our consolidated financial statements. We have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance given we are the sole beneficial owner of the certificates issued by the trust and the servicer of the mortgage loans that result in cash flows to the trust. In addition, we designed the trust at inception to facilitate the funding facility. As of December 31, 2024 and 2023, $200.0 million and $150.1 million, respectively, loans held for sale were pledged as collateral for $200.0 million and $150.0 million, respectively, debt certificates issued by the trust. See Note 14 — Borrowings.
We finance certain reverse mortgage buyouts that are insured by the FHA, including loans held for sale, HUD claim receivables and REO properties, through private placement securitizations, referred to as OLIT transactions. The securitized assets include assets we purchased from third parties along with mortgage buyouts from our own reverse mortgage portfolio. The securitization trusts issued senior and mezzanine class Notes to third party investors. We retain certain mezzanine class Notes and ownership interests and service the underlying assets. As servicer, we are required to make certain servicing and principal advances that will not be reimbursable to us until all payments of interest and principal have been made to noteholders. We determined we were the primary beneficiary, and thus consolidate the securitization trusts and related depositor. Recourse for the Notes is limited to the assets of the respective securitization trusts. We executed our first OLIT securitization in 2023 and two in 2024. Also refer to Note 14 — Borrowings.
The table below presents the carrying value and classification of the assets and liabilities reported on our consolidated balance sheet that are associated with the OLIT securitized reverse mortgage loans buyouts and financing liabilities:

	December 31,
	2024	2023
Mortgage loans (Loans held for sale, at fair value)	$375.4	$119.5
Receivables, net	31.9	19.9
REO (Other assets)	39.4	12.5
Debt service and Interest reserve accounts (Restricted cash)	13.3	6.8
Total assets	$460.0	$158.6

Outstanding borrowing UPB (Mortgage loan financing facilities, net)	$517.3	$164.4
Unamortized discount and debt issuance costs (Mortgage loan financing facilities, net)	(35.4)	(21.0)
Accrued expenses and Accrued interest (Other liabilities)	1.7	0.5
Total liabilities	$483.6	$143.8
Financings of Servicing Advances using SPEs
Match funded advances, i.e., advances that are pledged as collateral to our advance facilities, result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We consolidate these SPEs because we have determined that we are the primary beneficiary of the SPEs. Through wholly-owned subsidiaries we hold the sole equity interests in the SPEs and service the mortgage loans that generate the advances. These SPEs issue debt supported by collections on the transferred advances, and we refer to this debt as Advance match funded liabilities.
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
The table below presents the carrying value and classification of the assets and liabilities of the advance financing facilities:

	December 31,
	2024	2023
Match funded advances (Advances, net)	$481.8	$573.0
Debt service accounts (Restricted cash)	14.0	15.7
Advance match funded liabilities	416.5	498.9
MSR Financings using SPEs
We consolidate two SPEs (PMC ESR Trusts) in connection with a third-party financing facility secured by certain of PHH’s Fannie Mae and Freddie Mac MSRs (GSE MSRs) and one SPE (PMC PLS ESR Issuer LLC) in connection with our PLS MSR financing facility (Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A), as further discussed below.
In 2019, we entered into a financing facility with a third-party secured by certain of PHH’s GSE MSRs. Two SPEs (PMC ESR Trusts) were established in connection with this facility. We also entered into an MSR Excess Spread Participation Agreement under which we created a 100% participation interest in the Portfolio Excess Servicing Fees, pursuant to which the holder of the participation interest is entitled to receive certain funds collected on the related portfolio of mortgage loans (other than ancillary income and advance reimbursement amounts) with respect to such Portfolio Excess Servicing Fees. This participation interest has been contributed to the trusts. In connection with this facility, we entered into repurchase agreements with a third-party pursuant to which we sold trust certificates of the PMC ESR Trusts representing certain indirect economic interests in the GSE MSRs and agreed to repurchase such certificates at a future date at the repurchase price set forth in the repurchase agreements. Our obligations under the facility are secured by a lien on the related GSE MSRs. In addition, Onity guarantees the obligations under the facility.
In 2022, we issued Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 Class A (PLS Notes) secured by certain of PHH’s private label MSRs (PLS MSRs). The single class PLS Notes are an amortizing debt instrument with a fixed interest rate. The PLS Notes are issued by a trust that is included in our consolidated financial statements. The trust, PMC PLS ESR Issuer LLC (PLS Issuer) was established in this connection as a wholly-owned subsidiary of PHH. For collateralization purposes, PHH entered into an MSR Excess Spread Participation Agreement with PLS Issuer, whereby PHH created a participation interest in the Excess Servicing Fees, related float and REO fees associated with a PLS MSR portfolio PHH holds and granted a security interest to PLS Issuer in the underlying PLS MSRs. PLS Issuer’s obligations under the PLS Notes credit agreement are secured by a lien on the related PLS MSRs. The PLS Issuer assigned the security interest in the PLS MSRs to the collateral agent for the noteholders. Onity guarantees the obligations of PLS Issuer under the facility.
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
The table below presents the carrying value and classification of the assets and liabilities of the GSE MSR financing facility and the PLS Notes facility:

	December 31,
	2024	2023
MSRs pledged (MSRs, at fair value)	$814.9	$449.6
Debt service account (Restricted cash)	1.8	1.7
Outstanding borrowings (MSR financing facilities, net)	440.7	282.1
Unamortized debt issuance costs (MSR financing facilities, net)	(0.1)	(0.4)

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
The carrying amounts and the estimated fair values of our financial instruments and certain of our nonfinancial assets measured at fair value on a recurring or non-recurring basis or disclosed, but not measured, at fair value are as follows:

		December 31,
		2024		2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans held for sale (a) (d)	3, 2	$1,290.2	$1,290.2	$677.3	$677.3
Loans held for investment, at fair value (a) (e)	3	$11,125.3	$11,125.3	$7,975.5	$7,975.5
Advances, net (b)	3	$577.2	$577.2	$678.8	$678.8
Receivables, net (b)	3	$176.4	$176.4	$154.8	$154.8

Financial liabilities:
Advance match funded liabilities (b)	3	$417.1	$417.1	$499.7	$499.7
HMBS-related borrowings, at fair value (a)	3	$10,872.1	$10,872.1	$7,797.3	$7,797.3
Other financing liabilities, at fair value (a)	3	846.9	846.9	900.0	900.0
Mortgage loan financing facilities (b) (c)	3	$1,528.2	$1,535.3	$710.6	$717.6
MSR financing facilities (b) (c)	3	$957.9	$947.6	$916.2	$900.3
Senior notes (b) (c)	3, 2	$487.4	$495.0	$595.8	$556.5

Derivative financial instrument assets (liabilities), net
Interest rate lock commitments (IRLCs) (a)	3	$(0.5)	$(0.5)	$5.6	$5.6
Other derivatives (a)	1	(11.7)	(11.7)	8.9	8.9

MSRs (a)	3	$2,466.3	$2,466.3	$2,272.2	$2,272.2
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
(e)Includes nil and $5.6 million at December 31, 2024 and December 31, 2023, respectively, of Loans held for investment - Restricted for securitization investors (non-reverse).

The following tables present a reconciliation of the changes in fair value of certain Level 3 assets and liabilities that we measure at fair value on a recurring basis (refer to the respective notes for other Level 3 assets and liabilities):

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Year Ended December 31, 2024
Beginning balance	$203.1	$(248.9)	$5.6
Purchases, issuances, sales and settlements
Purchases and other	550.9	—	—
Issuances (1)	—	(23.8)	28.9
Sales	(170.8)	—	—
Settlements	(92.2)	28.0	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	—	(26.0)
Loans held for investment, at fair value	4.8	—	—
Receivables, net	(32.9)	—	—
REO (Other assets)	(26.8)	—	—
Advances (capitalization upon Ginnie Mae modification)	9.4	—	—
Other	2.9	—	—
Net additions (disposition/derecognition)	245.3	4.2	3.0
Included in earnings:
Change in fair value (1)	24.5	(18.7)	(9.1)
Ending balance	$472.9	$(263.3)	$(0.5)

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Year Ended December 31, 2023
Beginning balance	$32.1	$(199.0)	$(0.7)
Purchases, issuances, sales and settlements
Purchases and other	364.2	—	—
Issuances (1)	—	(68.7)	39.3
Sales	(102.4)	—	—
Settlements	(60.5)	29.9	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	—	(64.9)
Loans held for investment, at fair value	4.5
Receivables, net	(34.7)	—	—
REO (Other assets)	(15.2)
Advances (capitalization upon Ginnie Mae modification)	4.4
Other	(0.9)	—	—
Net additions (disposition/derecognition)	159.3	(38.7)	(25.6)
Included in earnings:
Change in fair value (1)	11.7	(11.1)	32.0
Ending balance	$203.1	$(248.9)	$5.6

	Loans Held for Sale - Fair Value	ESS Financing Liability	IRLCs
Year Ended December 31, 2022
Beginning balance	$220.9	$—	$18.1
Purchases, issuances, sales and settlements
Purchases	140.4	—	—
Issuances (1)	—	(200.9)	168.0
Sales	(318.0)	—	—
Settlements		6.6	—
Transfers from (to):
Loans held for sale, at fair value (1)	—	—	(141.5)
Receivables, net	(4.2)	—	—
Other	(0.3)	(6.1)	—
Net additions (disposition/derecognition)	(182.1)	(200.5)	26.5
Included in earnings:
Change in fair value (1)	(6.8)	1.4	(45.3)
Ending balance	$32.1	$(199.0)	$(0.7)
(1)IRLC activity (issuances and transfers) represent changes in fair value included in earnings. This activity is presented on a gross basis in the table for disclosure purposes. Total net change in fair value included in earnings attributed to IRLCs is a gain (loss) of $(6.2) million, $6.3 million and $(18.8) million for 2024, 2023 and 2022, respectively. See Note 18 — Derivative Financial Instruments and Hedging Activities.
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
Loans Held for Sale
Residential forward and reverse mortgage loans held for sale are carried at fair value and are generally classified within Level 2 of the valuation hierarchy. The primary component of the price is obtained from observable values of mortgage forwards for loans of similar terms and characteristics. We have the ability to access this market, and it is the market into which conventional and government-insured mortgage loans are typically sold.
Repurchased Ginnie Mae forward and reverse loans are classified as Level 3 within the valuation hierarchy. We repurchase certain loans from Ginnie Mae guaranteed securitizations in connection with loan modifications, strategic EBO and loan resolution activity as part of our contractual obligations as the servicer of the loans. The fair value of the forward mortgage loans we purchased from Ginnie Mae guaranteed securitizations is estimated using both observable and unobservable inputs, including estimated default, prepayment, and discount rates. Significant unobservable inputs in estimating fair value include the estimated default rate and, for reverse loans the prepayment rate and liquidation timeline.
Loans Held for Investment - Reverse Mortgages
Reverse mortgage loans held for investment are carried at fair value and classified as Level 3 within the valuation hierarchy. These loans are not actively traded, and quoted market prices are not available. We measure these loans at fair value based on the expected future cash flows discounted over the expected life of the loans at a rate commensurate with the risk of the estimated cash flows, including future draw commitments for HECM loans. Inputs of the discounted cash flows of these assets include future draws and tail securitization spreads, conditional prepayment rate (including voluntary and involuntary prepayments) and discount rate.
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

	December 31,
Significant unobservable assumptions	2024	2023
Life in years
Range	0.4 to 7.6	0.8 to 7.9
Weighted average	4.2	5.2
Conditional prepayment rate (CPR), including voluntary and involuntary prepayments (a)
Range	13.1% to 31.6%	12.0% to 35.4%
Weighted average	21.3%	17.2%
Discount rate	5.4%	4.9%
(a)Annualized rate of lifetime projected prepayments as a percentage of the UPB at the beginning of any given period.
Significant changes in any of these assumptions in isolation could result in a significant change in fair value. The effects of changes in the assumptions used to value the securitized loans held for investment, excluding future draw commitments, are partially offset by the effects of changes in the assumptions used to value the HMBS-related borrowings that are associated with these loans.
MSRs
MSRs are carried at fair value and classified within Level 3 of the valuation hierarchy. MSRs are not actively traded, and quoted market prices are not available. We determine the fair value of MSRs primarily using discounted cash flow methodologies. The significant components of the estimated future cash inflows for MSRs include servicing fees, late fees, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of financing servicing advances and compensating interest payments.
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

	December 31,
	2024		2023
Significant unobservable assumptions	Agency	Non-Agency	Agency	Non-Agency
Weighted average prepayment speed	6.4%	7.8%	7.7%	7.9%
Weighted average lifetime delinquency rate	1.2%	10.4%	1.3%	10.0%
Weighted average discount rate	10.0%	10.9%	9.2%	11.4%
Weighted average cost to service (in dollars)	$71	$193	$71	$192
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
The following table summarizes the estimated change in the value of the MSRs as of December 31, 2024 given hypothetical increases in lifetime prepayments and yield assumptions:

Adverse change in fair value	10%	20%
Change in weighted average prepayment speeds (in percentage points)	0.7	1.5
Change in fair value due to change in weighted average prepayment speeds	$(59.3)	$(117.2)
Change in weighted average discount rate (in percentage points)	1.0	2.0
Change in fair value due to change in weighted average discount rate	$(86.2)	$(165.3)
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

	December 31,
Significant unobservable assumptions	2024	2023
Life in years
Range	0.4 to 7.6	0.8 to 7.9
Weighted average	4.2	5.2
Conditional prepayment rate
Range	13.1% to 31.6%	12.0% to 35.4%
Weighted average	21.3%	17.2%
Discount rate	5.3%	4.9%
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

	December 31,
Significant unobservable assumptions	2024	2023
Weighted average prepayment speed	5.4%	6.5%
Weighted average delinquency rate	3.0%	2.8%
Weighted average subservicing life (in years)	4.7	4.3
Weighted average discount rate	10.3%	9.6%
Weighted average cost to service (in dollars)	$133	$130
Significant changes in these assumptions in isolation would result in a significant change in fair value.
ESS Financing Liability
The Excess Servicing Spread (ESS) financing liability is carried at fair value and classified as Level 3 within the valuation hierarchy. The ESS financing liability consists of the obligation to remit to a third party a specified percentage of future servicing fee collections on reference pools of mortgage loans, which we are entitled to as owner of the related MSRs. The fair value represents the net present value of the expected servicing spread cash flows, consistent with the valuation model and behavioral projections of the underlying MSR, as applicable. The fair value of the ESS financing liability is determined using a third-party valuation expert. The significant unobservable assumptions used in the valuation of the ESS financing liability include prepayment speeds, delinquency rates, and discount rates. The discount rate is initially determined based on the expected cash flows and the proceeds from each issuance, and is subsequently updated, at each issuance level, to incorporate discount rate assumption updates for the underlying MSR or other factors, as provided by third-party valuation expert. At December 31, 2024 and 2023, the weighted average discount rate of the ESS financing liability was 10.0% and 9.4%, respectively. Refer to MSRs above for a description of other significant unobservable assumptions.
Mortgage Loan Financing Facilities
Our mortgage loan warehouse facilities bear interest at a rate that is adjusted regularly based on a market index. The carrying value of the outstanding borrowings under the revolving facilities approximates fair value. With respect to the OLIT securitization issuances, we issued senior and mezzanine classes of notes, at a discount, with fixed interest rates and mandatory call dates. We determine the fair value of these notes based on bid prices provided by third parties involved in the issuance and placement of the notes.
MSR Financing Facilities
Our MSR financing facilities bear interest at a rate that is adjusted regularly based on a market index. The carrying value of the outstanding borrowings under these facilities approximates fair value.
In 2014, we issued Ocwen Asset Servicing Income Series (OASIS), Series 2014-1 Notes secured by Ocwen-owned MSRs relating to Freddie Mac mortgages. In 2022, we issued Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 notes secured by certain of PHH’s private label MSRs. We determine the fair value of these notes based on bid prices provided by third parties involved in the issuance and placement of the notes. At December 31, 2024, the Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 notes carrying value approximates fair value, given the maturity date in February 2025.
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
Derivative Financial Instruments
Interest rate lock commitments (IRLCs) are carried at fair value and classified as Level 3 within the valuation hierarchy. IRLCs represent an agreement to purchase loans from a third-party originator or an agreement to extend credit to a mortgage applicant (locked pipeline), whereby the interest rate is set prior to funding. Fair value amounts of IRLCs are adjusted for expected “fallout” (locked pipeline loans not expected to close) using models that consider cumulative historical fallout rates and other factors. Fallout rates are determined to be significant unobservable assumptions.
We use derivative instruments, including forward trades of MBS or Agency “to be announced” securities (TBAs) and exchange-traded interest rate swap futures, as economic hedging instruments of the fair value of our loans held for sale and MSR portfolio. Forward contracts, TBAs and interest rate swap futures are actively traded in the market and we obtain unadjusted market quotes for these derivatives; thus, they are generally classified within Level 1 of the valuation hierarchy.
Note 4 — Loans Held for Sale - Fair Value
The following table presents the estimated fair value of Loans held for sale for which we elected the fair value option:

	December 31, 2024	December 31, 2023
Unpaid principal balance	$1,401.2	$678.8
Premium (discount)	(91.6)	(2.4)
Unrealized gain (loss)	(19.4)	(2.2)
Total fair value	$1,290.2	$674.2

The following table presents the composition of Loans held for sale, at fair value by type:

	December 31, 2024	December 31, 2023
GSE loans	$610.8	$219.3
Government- Forward loans	215.5	254.0
Forward loans repurchased from Ginnie Mae guaranteed securitization (1)	26.1	19.1
Reverse loans (2)	432.4	166.6
Other residential mortgage loans	5.3	15.2
Total fair value	$1,290.2	$674.2
(1)Pursuant to Ginnie Mae servicing guidelines.
(2)Includes reverse mortgage loans purchased from Ginnie Mae securitization pools that reached the 98% of maximum claim amount and are generally liquidated through foreclosure and subsequent sale of the REO properties. As of December 31, 2024 and December 31, 2023, the balance includes $375.4 million and $119.5 million respectively loans pledged as collateral for the Asset-Backed Notes issued by OLIT. Also see Note 2 — Securitizations and Variable Interest Entities and Note 14 — Borrowings.

The following table presents the activity of Loans held for sale, at fair value:

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$674.2	$617.8	$917.5
Originations and purchases	17,811.4	12,797.5	17,582.0
Proceeds from sales	(16,857.8)	(12,450.8)	(17,477.2)
Principal collections	(102.1)	(87.5)	(106.9)
Transfers from (to):
Loans held for investment, at fair value	4.8	6.1	8.0
Receivables	(32.9)	(33.2)	(13.2)
REO (Other assets)	(26.8)	(19.4)	(3.1)
Advances (capitalization upon Ginnie Mae modifications)	9.3	6.4	18.1
Fair value gain (loss) on loans held for sale, at fair value (1)	(216.2)	(165.7)	(294.0)
Other (2)	26.1	2.8	(13.4)
Ending balance	$1,290.2	$674.2	$617.8
(1)See below table of gain (loss) on loans held for sale, net, excluding MSRs retained on transfers of forward mortgage loans.
(2)Includes capitalized interest on reverse loans, reported within Interest income.
The following table presents the components of Gain (loss) of loans held for sale at fair value, net:

	Years Ended December 31,
Gain (Loss) on Loans Held for Sale, Net	2024	2023	2022
MSRs retained on transfers of forward mortgage loans	$247.6	$183.0	$234.7
Loss on sale of forward mortgage loans (1)	(200.0)	(178.8)	(278.0)
Loss on sale of repurchased Ginnie Mae loans (1)(2)	(1.4)	(2.7)	(10.1)
Change in fair value of loans held for sale (3)	(14.7)	15.9	(5.9)
Gain (loss) on loans held for sale, at fair value	31.4	17.3	(59.3)
Gain (loss) on economic hedge derivative instruments (4)	36.0	18.6	101.7
Change in fair value of IRLCs	(5.8)	6.4	(17.4)
Provision for representation and warranty obligations	(2.6)	(1.7)	(3.0)
	$59.0	$40.6	$22.0
(1)Realized gain (loss) on sale of loans, excluding retained MSRs.
(2)Includes an $8.8 million loss in 2022 on certain delinquent and aged loans repurchased (net of the associated Ginnie Mae MSR fair value adjustment) in connection with the Ginnie Mae EBO program with an aggregated UPB of $299.7 million, net of the associated MSR fair value adjustment.
(3)Includes a $10.9 million unrealized gain in 2023 related to the revaluation of inactive HECM loan buyouts opportunistically acquired at a discount and securitized in a private placement transaction completed in June 2023.
(4)Excludes gains of $15.7 million on inter-segment economic hedge derivatives presented within MSR valuation adjustments, net for 2022. No such gains or losses were recognized during 2024 and 2023. See Note 24 — Business Segment Reporting.
Note 5 – Reverse Mortgages
The following table presents the estimated fair value of reverse mortgage loans held for investment for which we elected the fair value option:

	December 31, 2024	December 31, 2023
Unpaid principal balance	$10,699.5	$7,664.7
Fair value adjustments	425.8	305.3
Total fair value	$11,125.3	$7,970.0

The following table presents the composition of reverse mortgage loans held for investment, at fair value by type:

	December 31, 2024	December 31, 2023
HECM loans - securitized, pledged to HMBS-related borrowings (1)	$10,950.8	$7,868.5
New HECM loan originations and HECM loan tails (2) - unsecuritized	174.5	101.5
Total fair value	$11,125.3	$7,970.0
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
The following table summarizes the activity in reverse mortgage loans held for investment and HMBS related borrowings that do not qualify for sale accounting and for which we elected the fair value option:

	Years Ended December 31,
	2024		2023		2022
	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (3)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (3)	Loans Held for Investment - Reverse Mortgages	HMBS - Related Borrowings (3)
Beginning balance	$7,970.0	$(7,797.3)	$7,504.1	$(7,326.8)	$7,199.8	$(6,885.0)
Originations	1,125.0	—	1,033.4	—	1,658.1	—
Securitization of HECM loans accounted for as a financing	—	(1,073.5)	—	(1,054.6)	—	(1,780.4)
Additional proceeds from securitization of HECM loans and tails	—	(13.2)	—	(11.0)	—	(25.2)
Acquisition (1) (2)	2,912.7	(2,880.9)	—	—	211.3	(209.1)
Repayments (principal payments received)	(1,495.4)	1,474.7	(1,076.9)	1,070.1	(1,579.9)	1,568.4
Transfers:
Loans held for sale, at fair value	(4.8)	—	(6.1)	—	(8.0)	—
Receivables, net	(3.0)	—	(3.4)	—	2.1	—
REO (Other assets)	(0.5)	—	(0.1)	—	(0.4)	—
Fair value gains (losses) included in earnings (4)	621.2	(581.8)	519.0	(475.0)	21.1	4.5
Ending Balance	$11,125.3	$(10,872.1)	$7,970.0	$(7,797.3)	$7,504.1	$(7,326.8)
(1)On November 1, 2024, we acquired certain reverse mortgage assets of MAM and investment funds managed by Waterfall Asset Management, LLC that own MAM (collectively “Waterfall”). The acquired assets were subserviced by PHH and included HECM reverse mortgage loans and mortgage servicing rights with a UPB of $2.9 billion (which are reported on our consolidated balance sheet as Loans held for investment, at fair value along with HMBS-related borrowings, at fair value), $20.0 million cash, and reverse mortgage buyouts, advances, tails and other related assets and liabilities. In consideration of the net acquired assets, Onity issued shares of a new series of preferred stock. See Note 16 — Mezzanine Equity and Supplemental non-cash activity of the consolidated statements of cash flows. Included in Other liabilities is the consideration for assets transferred with a UPB of $14.2 million for which the final amount of consideration is subject to post-closing adjustment to be agreed upon by the parties and may be settled in the form of cash, additional preferred stock, other instrument, or a combination thereof.
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
(4)See further breakdown of the net gain (loss) in the table below. Includes interest accruals.

The following table presents the Fair value gains (losses) on reverse loans held for investment and HMBS-related borrowings included in earnings:

Fair value gains (losses) included in earnings	Years Ended December 31,
	2024	2023	2022
Fair value gains (losses) of Reverse loans held for investment	$621.2	$519.0	$21.1
Fair value gains (losses) of HMBS related borrowings	(581.8)	(475.0)	4.5
Total fair value gains (losses) included in earnings	$39.4	$44.0	$25.6

The following table presents the components of Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net:

Gain (Loss) on Reverse Loans Held for Investment and HMBS-related Borrowings, Net	Years Ended December 31,
	2024	2023	2022
Gain on new originations (1)	$22.8	$20.5	$50.7
Net interest income (servicing fee) (2)	26.2	23.6	21.9
Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net	(9.7)	(0.1)	(47.1)
Fair value gains (losses) included in earnings (3)	39.4	44.0	25.6
Loan fees and other	3.1	2.8	10.5
	$42.5	$46.7	$36.1
(1)Includes the changes in fair value of newly originated loans held for investment in the period from interest rate lock commitment date through securitization date.
(2)Includes the interest income on loans held for investment less the interest expense on HMBS-related borrowings. The net interest income includes the servicing fee Onity is contractually entitled to on securitized loans.
(3)See breakdown between Loans held for investment and HMBS-related borrowings in the table above.
Note 6 — Advances
The following table presents the composition of servicing advances by type:

	December 31,
	2024	2023
Principal and interest	$150.1	$212.5
Taxes and insurance	314.2	343.3
Foreclosures, bankruptcy, REO and other (1)	120.3	130.3
Total advances, before allowance for losses	584.6	686.1
Allowance for losses	(7.4)	(7.3)
Advances, net	$577.2	$678.8
(1) Balance at December 31, 2024 includes servicing advances of $32.8 million (New York), $8.9 million (Florida), $8.5 million (California), $5.8 million (New Jersey) and 5.3 million (Pennsylvania) based on the underlying property location of the related mortgage loans.
The following table presents the composition of servicing advances by investor:

	December 31,
	2024	2023
GSE	$94.0	$100.8
Ginnie Mae	70.6	60.2
Non-Agency	412.6	517.7
Advances, net	$577.2	$678.8

The following table summarizes the activity in net advances:

	Years Ended December 31,
	2024	2023	2022
Beginning balance - before Allowance for Losses	$686.1	$725.1	$779.5
New advances	927.5	779.8	784.8
Transfer from (to) Receivables	8.3	14.7	6.5
Sales of advances	(14.2)	(6.3)	(2.9)
Acquisition of advances in connection with the purchase of MSRs	0.8	42.2	—
Transfer to Loans held for sale (capitalization upon Ginnie Mae modifications)	(9.3)	(6.4)	(18.1)
Collections of advances and other	(1,014.5)	(863.0)	(824.7)
Ending balance - before Allowance for Losses	584.6	686.1	725.1

Beginning balance - Allowance for Losses	$(7.3)	$(6.2)	$(7.0)
Provision expense	(7.3)	(8.5)	(7.2)
Net charge-offs and other	7.2	7.3	8.0
Ending balance - Allowance for Losses	(7.4)	(7.3)	(6.2)

Ending balance, net	$577.2	$678.8	$718.9

Note 7 — Mortgage Servicing
The following table presents the composition of our MSR portfolio:

MSR UPB and Fair Value	December 31, 2024		December 31, 2023
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
Owned MSRs	$1,869.6	$129.8	$1,604.6	$122.7

Rithm and others transferred MSRs (1)	266.1	19.0	244.8	18.1
MAV transferred MSRs (1)	330.6	21.5	422.8	28.8
Total transferred MSR, subject to Pledged MSR liability, at fair value (1)	596.7	40.5	667.6	46.9
Total MSRs	$2,466.3	$170.3	$2,272.2	$169.7
(1)MSRs subject to sale agreements that do not meet sale accounting criteria. See Note 8 — Other Financing Liabilities, at Fair Value.

The following table presents the composition of our MSR portfolio by investor:

MSR UPB and Fair Value	December 31, 2024		December 31, 2023
	Fair Value	UPB ($ billions)	Fair Value	UPB ($ billions)
GSE	$1,902.5	$129.3	$1,773.9	$127.3
GNMA	351.6	19.4	277.1	18.6
Non-Agency	212.2	21.6	221.2	23.8
Total MSRs	$2,466.3	$170.3	$2,272.2	$169.7

The following table summarizes the delinquency status of loans underlying our MSRs:

	December 31, 2024				December 31, 2023
Delinquent loans	GSE	GNMA	Non - Agency	Total	GSE	GNMA	Non - Agency	Total

30 days	1.0%	5.4%	8.4%	3.1%	1.2%	6.1%	9.4%	3.7%
60 days	0.2	1.8	3.4	1.1	0.2	2.0	3.6	1.2
90 days or more	0.5	4.5	6.9	2.3	0.5	3.7	8.2	2.6
Total 30-60-90 days or more	1.8%	11.8%	18.7%	6.5%	1.9%	11.8%	21.2%	7.5%

The following table summarizes the activity of our MSRs at fair value:

Mortgage Servicing Rights, At Fair Value	Years Ended December 31,
	2024	2023	2022
Beginning balance	$2,272.2	$2,665.2	$2,250.1
Sales	(211.0)	0.1	(154.4)
Additions:
Recognized on the sale of residential mortgage loans	247.6	183.0	234.7
Purchases of MSRs	239.6	109.9	181.6
Servicing transfers and adjustments (1) (2)	(87.1)	(454.3)	(25.3)
Net additions (sales)	189.1	(161.3)	236.6
Changes in fair value recognized in earnings:
Changes in valuation inputs or assumptions	232.3	6.4	454.0
Realization of cash flows	(227.4)	(238.1)	(275.5)
Fair value gains (losses) recognized in earnings	5.0	(231.7)	178.5

Ending balance	$2,466.3	$2,272.2	$2,665.2
(1)On December 31, 2023, we derecognized $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm servicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria were met. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)During 2024, 2023 and 2022, upon sale of GSE MSRs by MAV to third parties, we derecognized $85.7 million, $32.5 million and $39.0 million, respectively, of those MSRs that were previously sold to MAV in transactions that did not qualify for sale accounting treatment. We derecognized the MSRs from our balance sheets along with the associated Pledged MSR liability - see Note 8 — Other Financing Liabilities, at Fair Value.

The geographic concentration of the UPB of residential loans and real estate underlying our MSRs at December 31, 2024 was as follows:

(Dollars in billions) (Count in thousands)	Amount	Count
California	$33.5	109.0
Texas	15.5	73.5
Florida	11.5	55.1
New Jersey	7.8	30.5
New York	7.1	28.2
Other	94.8	454.3
	$170.3	750.5
The following table summarizes the components of our servicing and subservicing fee revenue:

Servicing Revenue	Years Ended December 31,
	2024	2023	2022
Loan servicing and subservicing fees
Servicing fee	$364.2	$347.7	$337.8
Subservicing fee (1)	107.6	71.6	72.9
MAV - Subservicing fee	7.7	7.9	5.2
MAV - Servicing fee / Transferred MSR (2)	63.8	67.4	67.6
Rithm and Others - Servicing fee / Transferred MSR (2) (3)	75.3	241.5	255.0
	618.6	736.0	738.5
Ancillary income
Late charges	34.3	38.3	41.0
Custodial accounts (float earnings)	129.3	110.7	26.2
Reverse subservicing ancillary fees	22.3	33.5	20.4
Other	27.9	28.8	36.5
	213.9	211.3	124.1
Total Servicing and subservicing fees	$832.5	$947.3	$862.6

Owned MSR and Subservicing	$676.9	$615.7	$525.4
Transferred MSR (2) (4)	155.6	331.6	337.2
(1)Includes $45.6 million of subservicing fees in 2024 related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — Other Financing Liabilities, at Fair Value.
(2)Includes servicing fees collected on behalf of respective parties related to transferred MSRs that do not achieve sale accounting. See Note 8 — Other Financing Liabilities, at Fair Value.
(3)Includes $175.5 million and $194.7 million of servicing fees in 2023 and 2022, respectively, related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023. See Note 8 — Other Financing Liabilities, at Fair Value.
(4)Includes $16.4 million, $22.7 million and $14.7 million of ancillary income in 2024, 2023 and 2022, respectively, associated with transferred MSRs that do not achieve sale accounting.
Float balances on which we earn interest, referred to as float earnings (balances in custodial accounts, which represent collections of principal and interest that we receive from borrowers on behalf of investors and tax and insurance payments) are held in escrow by unaffiliated banks and are excluded from our consolidated balance sheets. Float balances amounted to $2.04 billion, $1.56 billion and $1.54 billion at December 31, 2024, 2023 and 2022, respectively.

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

			Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	2024	2023
MSR transfers not qualifying for sale accounting (1)(3):
Pledged MSR liability, at fair value - MAV	MSRs	(1)	$322.7	$409.2
Rights to MSRs Agreements, at fair value - Rithm	MSRs	(1)	115.1	121.0
Pledged MSR liability, at fair value - Others	MSRs	(1)	145.8	115.3
Total Pledged MSR liability, at fair value			583.5	645.5
ESS financing liability, at fair value (2)	MSRs	(2)	263.3	248.9
Financing liability - Owed to securitization investors, at fair value: Residential Asset Securitization Trust 2003-A11 (RAST 2003-A11)	Loans held for investment	November 2033	—	5.6
Total Other financing liabilities, at fair value			$846.9	$900.0
(1)MSRs transferred in transactions which do not qualify for sale accounting treatment. Until such time as the transaction qualifies as a sale for accounting purposes, we continue to recognize the MSRs and the related financing liability (referred as Pledged MSR liability) on our consolidated balance sheets, as well as the full amount of servicing fee collected as revenue and the servicing fee remitted as Pledged MSR liability expense in our consolidated statements of operations.
(2)Consists of the obligation to remit to third parties a specified percentage of future servicing fee collections (servicing spread) on reference pools of MSRs, which we are entitled to as owner of the related MSRs. The servicing spread remittance is reported in Pledged MSR liability expense.
(3)Fair value gains and losses of the Pledged MSR liability and ESS financing liability are recognized in MSR valuation adjustments, net in our consolidated statements of operations - see Note 9 — MSR Valuation Adjustments, Net.
$33.4 billion UPB of MSR and Pledged MSR liability associated with Rithm servicing agreements were derecognized on December 31, 2023 as MSR sale accounting criteria were met. Effective January 1, 2024, as PHH continues to subservice the portfolio, our statement of operations reflects subservicing fee revenue as opposed to the gross presentation of servicing fee revenue and separate offsetting presentation of servicing fee remittances within Pledged MSR liability expense prior to January 1, 2024.
The following table presents the activity of the pledged MSR liability recorded in connection with the MSR transfer agreements with MAV and other unrelated parties, including Rithm, that do not qualify for sale accounting.

	Years Ended December 31,
Pledged MSR Liability	2024	2023	2022
Beginning balance	$645.5	$931.7	$797.1
MSR transfers
MSR transfers to MAV	—	81.1	85.6
MSR transfers to Rithm and Others	26.2	100.0	0.6
Total MSR transfers	26.2	181.0	86.3
Derecognition of financing liability
Derecognition of financing liability - Rithm (1)	(0.1)	(421.7)	(0.7)
Derecognition of financing liability - MAV (2)	(85.7)	(32.5)	(39.0)
Total derecognition of financing liability	(85.7)	(454.3)	(39.7)
Fair value (gain) loss
Changes in fair value due to inputs and assumptions	40.3	51.3	192.1
Realization of expected cash flows	(42.8)	(64.2)	(104.1)
Total fair value (gain) loss	(2.4)	(12.9)	88.0
Ending balance (3)	$583.5	$645.5	$931.7
(1)On December 31, 2023, we derecognized a portion of the Rithm Pledged MSR liability with a UPB of $33.4 billion as MSR sale accounting criteria were met upon the renewal of the servicing agreements.
(2)During 2024, 2023 and 2022, we derecognized a portion of the MAV Pledged MSR liability upon sale of the related MSRs by MAV to third parties with a UPB of $5.5 billion, $2.3 billion and $2.9 billion, respectively.
(3)The fair value of the Pledged MSR liability differs from the fair value of the associated transferred MSR asset mostly due to the portion of ancillary income that is contractually retained by PHH and other contractual cash flows.

The following tables present the Pledged MSR liability expense recorded in connection with the MSR sale agreements with MAV, Rithm and others that do not qualify for sale accounting and the ESS financing liabilities.

	Year Ended December 31, 2024
	Rithm and Others	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$75.3	$63.8	$139.1
Less: Subservicing fee retained by Onity	(17.7)	(8.9)	(26.6)
Ancillary fee/income and other settlement (including expense reimbursement)	12.1	(1.0)	11.1
Transferred MSR net servicing fee remittance	$69.7	$54.0	123.7
ESS servicing spread remittance			51.8
Pledged MSR liability expense			$175.4

	Year Ended December 31, 2023
	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of MAV, Rithm and others	$241.5	67.4	$308.9
Less: Subservicing fee retained by Onity	(68.4)	(9.2)	(77.6)
Ancillary fee/income and other settlement (including expense reimbursement)	14.3	(0.8)	13.5
Transferred MSR net servicing fee remittance	$187.4	$57.5	244.8
ESS servicing spread remittance			51.5
Pledged MSR liability expense			$296.3
(1)Includes $175.5 million of servicing fees collected on behalf of Rithm, $50.7 million of subservicing fee retained and $124.9 million of net servicing fee remittance related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.

	Year Ended December 31, 2022
	Rithm and Others (1)	MAV	Total
Servicing fees collected on behalf of Rithm and MAV	$255.0	67.5	$322.5
Less: Subservicing fee retained by Onity	(74.0)	(8.8)	(82.8)
Ancillary fee/income and other settlement (including expense reimbursement)	5.7	0.4	6.1
Transferred MSR net servicing fee remittance	$186.7	$59.1	245.9
ESS servicing spread remittance			9.1
Pledged MSR liability expense			$255.0
(1)Includes $194.7 million of servicing fees collected on behalf of Rithm, $56.0 million of subservicing fee retained and $138.7 million of net servicing fee remittance related to MSRs previously sold to Rithm for which the sale accounting criteria were met effective December 31, 2023.
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
Rithm Transactions
Starting in 2012, Onity and PHH entered into agreements to sell MSRs and the related servicing advances to Rithm, for which PHH has been retained as subservicer. As of December 31, 2023 and 2024, all transactions met sale accounting treatment, except for the agreement to sell a $9.1 billion MSR portfolio to Rithm, referred to as Rights to MSRs (or RMSR). While most of the economics and risks of the MSR and related advances have contractually transferred to Rithm, the MSR legal title was retained by Onity and the third-party consents required for title transfer were not obtained, causing the transactions to be accounted for as secured financing. Accordingly, we continue to report $115.1 million MSR and an associated Pledged MSR liability on our consolidated balance sheet.
Prior to December 31, 2023, while MSR legal title had transferred to Rithm, other MSR sale transactions with a UPB of $33.4 billion did not qualify for sale accounting treatment, primarily due to the length of the non-cancellable term of the subservicing agreements. On December 31, 2023, we derecognized $421.7 million non-Agency MSRs and Pledged MSR liability associated with Rithm subservicing agreements with a UPB of $33.4 billion for which MSR sale accounting criteria were then met. Specifically, after certain contractual amendments, starting on December 31, 2023, the parties have the right to cancel or decline to renew the servicing agreements within a reasonable period of time. We have accounted for these agreements as subservicing since December 31, 2023.
The RMSR agreement and subservicing agreements are subject to automatic one-year renewals, unless Onity provides seven months’ advance notice of termination, or Rithm provides three months’ advance notice of termination. In November 2024, Onity and Rithm agreed to extend the subservicing agreements through February 1, 2026, with subsequent, automatic one-year renewals if notice of termination is not provided by July 1, 2025 by Onity or November 1, 2025 by Rithm. In connection with the November 2024 renewal, the parties made changes to certain economic terms of the agreements including a reduction to Onity’s subservicing fees.
If Rithm exercises its termination right of the $9.1 billion RMSR agreement, Rithm has the option of seeking (i) the transfer of the MSRs through a sale to a third party of its Rights to MSRs (together with a transfer of Onity’s title to those MSRs) or (ii) a substitute RMSR arrangement that substantially replicates the Rights to MSRs structure under which we would transfer title to the MSRs to a successor servicer and Rithm would continue to own the economic rights and obligations related to the MSRs. In the case of option (i), we have a purchase option as specified in the RMSR Agreements. If Rithm is not able to sell the Rights to MSRs or establish a substitute RMSR arrangement with another servicer, Rithm has the right to revoke its termination notice and re-instate the applicable servicing addendum or to establish a subservicing arrangement whereby the MSRs remaining subject to the RMSR Agreements would be transferred to up to three subservicers who would subservice under Onity’s oversight. If such a subservicing arrangement were established, Onity would receive an oversight fee and reimbursement of expenses. We may also agree on alternative arrangements that are not contemplated under our existing agreements or that are variations of those contemplated under our existing agreements.
Other MSR Capital Partner Transactions
PHH entered into agreements to sell MSR portfolios to different unrelated third parties, referred to as MSR capital partners, on a bulk and flow basis, for which PHH has been retained as subservicer. While MSR legal title has transferred to the MSR capital partners, the transactions do not qualify for sale accounting treatment primarily due to the termination restrictions of the subservicing agreements. Accordingly, we continue to report the MSR and an associated Pledged MSR liability on our consolidated balance sheets.

Note 9 — MSR Valuation Adjustments, Net
The table below presents the components of MSR valuation adjustments, net, that include four MSR related instruments which we account for at fair value with changes in fair value recorded in earnings (also refer to Note 7 — Mortgage Servicing and Note 8 — Other Financing Liabilities, at Fair Value):
(i) the fair value changes of the total MSR portfolio (Total MSRs) recorded on our consolidated balance sheets ($2.5 billion fair value asset at December 31, 2024). Total MSRs include owned MSRs and MSRs that have been sold or transferred to third parties in transactions that do not achieve sale accounting criteria. Owned MSRs include MSRs subject to ESS financing transactions;
(ii) the fair value changes of the Pledged MSR liabilities recorded as liabilities on our consolidated balance sheets when MSR sale accounting criteria are not achieved ($583.5 million fair value liability at December 31, 2024);
(iii) the fair value changes of the ESS financing liabilities for which we elected the fair value option ($263.3 million fair value liability at December 31, 2024); and
(iv) the fair value changes of the derivative instruments economically hedging the MSR exposure.

	Years Ended December 31,
	2024	2023	2022
Total MSRs	$5.0	$(230.8)	$176.4
Pledged MSR liabilities (1)	2.4	12.9	(88.0)
ESS financing liabilities	9.3	18.9	8.0

Derivative fair value gain (loss) (MSR economic hedges) (2)	(112.9)	(33.1)	(106.9)

MSR valuation adjustments, net	$(96.2)	$(232.2)	$(10.4)

Total changes in fair value due to realization of expected cash flows	$(156.6)	$(143.6)	$(164.5)
Total changes in fair value due to rates and assumptions (3)	60.5	(88.6)	154.1
(1)MSR transfers that do not achieve sale accounting.
(2)Also refer to Note 18 — Derivative Financial Instruments and Hedging Activities.
(3)Including MSR hedging derivative gains (losses); excludes reverse mortgage exposure (see below).
MSR valuation adjustments, net exclude fair value changes of reverse mortgage loans net of HMBS related-borrowings which are included in our economic MSR interest rate risk hedge strategy (refer to Note 18 — Derivative Financial Instruments and Hedging Activities), and are separately presented as Gain on reverse loans held for investment and HMBS-related borrowings, net (Other change in fair value of securitized loans held for investment and HMBS-related borrowings, net) within our consolidated statements of operations (refer to Note 5 – Reverse Mortgages).

Note 10 — Receivables

	December 31,
	2024	2023
Servicing-related receivables:
Government-insured loan claims - Reverse	$83.3	$64.5
Government-insured loan claims - Forward	31.5	43.6
Subservicing fees and reimbursable expenses	16.4	14.3
Due from custodial accounts	12.1	13.8
Receivable from sale of MSRs (holdback)	9.7	5.1
Subservicing fees, reimbursable expenses and other - Due from MAV	2.1	3.4
Other	7.2	4.5
	162.4	149.2
Income taxes receivable (1)	28.2	27.1
Other receivables	4.0	3.6
	194.6	179.9
Allowance for losses	(18.1)	(25.1)
	$176.4	$154.8
(1)Includes $26.6 million and $25.2 million at December 31, 2024 and 2023, respectively, from the USVI Bureau of Internal Revenue (BIR) for a refund of income taxes paid in prior years. In December 2022, we executed an agreement with the BIR for payment of the income tax refunds related to tax years 2013 through 2015, plus accrued interest, over a two-year period ending December 31, 2024. The BIR did not make the payment that was due on December 31, 2023 nor any subsequent payments pursuant to the agreement. On February 8, 2024, we filed a lawsuit against the USVI for the refund of income taxes paid in prior years and for the USVI’s breach of the above-referenced agreement; the USVI is defending against such claims and contesting that such refunds are owed.

Allowance for Losses	Years Ended December 31,
	2024	2023	2022
Beginning balance	$25.1	$34.3	$41.7
Provision	16.7	17.2	13.3
Charge-offs and other, net	(23.6)	(26.5)	(20.7)
Ending balance	$18.1	$25.1	$34.3
At December 31, 2024 and 2023, the allowance for losses related to FHA-, VA- or USDA-insured loans repurchased from Ginnie Mae guaranteed securitizations (government-insured claims) was $17.2 million and $24.6 million, respectively.
Note 11 — Premises and Equipment

	December 31,
	2024	2023
Computer hardware	$23.2	$22.6
Operating lease ROU assets	16.3	17.2
Computer software	15.0	15.0
Leasehold improvements	5.8	6.1
Furniture and fixtures, office equipment and other	2.5	2.5
	62.8	63.4
Less accumulated depreciation and amortization	(51.8)	(50.3)
	$11.0	$13.1

Note 12 — Investment in Equity Method Investee and Related Party Transactions
Oaktree Capital Management L.P. and certain affiliates, including managed investment funds and accounts (collectively Oaktree), MAV Canopy and MAV are deemed related parties to Onity. In addition to the transactions described below, Oaktree invested shares and warrants of our common stock and has two non-voting observers to our Board of Directors for as long as Oaktree owns at least 15.0% of all issued and outstanding common stock of Onity (assuming the exercise of warrants in full); also see Note 17 — Stockholders’ Equity.
Investment in MAV Canopy
On December 21, 2020, Onity formed a strategic relationship with Oaktree to invest in MSRs exclusively subserviced by PHH. The parties initially agreed to invest their pro rata portions of up to an aggregate of $250.0 million in an intermediate holding company, MAV Canopy, held 15% by Onity and 85% by Oaktree. MAV Canopy’s wholly owned subsidiary MAV is a licensed mortgage servicing company approved to purchase GSE MSRs. PHH and MAV entered into a number of definitive agreements which govern the terms of their business relationship, summarized below.
On November 27, 2024, Onity sold to Oaktree its 15% ownership interest in MAV Canopy, including its right to a Promote Distribution (distribution amount available after satisfaction of a specified internal rate of return on Oaktree capital contributions), for $50.0 million total cash proceeds, resulting in the recognition of a $13.7 million gain on sale, net of transaction costs, reported within Earnings of equity method investee in our consolidated statement of operations.
Through the date of sale of our ownership interest effective November 27, 2024, we accounted for our 15% investment in MAV Canopy under the equity method.
Subservicing Agreement with MAV
In 2021, PHH entered into a Subservicing Agreement with MAV for exclusive rights to service the mortgage loans underlying MSRs owned by MAV. Upon the sale of MAV Canopy in November 2024, PHH and MAV amended the Subservicing Agreement to provide that PHH will have the right to be the exclusive subservicer for an initial term of five years through November 2029 subject to certain extensions of all MSRs that MAV currently owns, for all future MSRs that MAV acquires from PHH, and for the majority of MAV’s MSR portfolio overall, as defined. In addition, the parties agreed to a six-month lockout during which MAV shall not sell or otherwise transfer any MSRs owned by MAV at the MAV Canopy sale date without the prior consent of PHH. Following this initial six-month period, the lockout restriction is subject to reduction in 25% increments through September 30, 2027. MAV may freely sell or transfer any MSRs thereafter.
As of December 31, 2024, PHH subserviced a total $41.2 billion UPB on behalf of MAV under the Subservicing Agreement, of which $21.5 billion of MSRs were previously sold by PHH to MAV and do not qualify for sale accounting and thus remain reported on the consolidated balance sheet of PHH, with a fair value of $330.6 million MSR and $322.7 million Pledged MSR liability - see Note 8 — Other Financing Liabilities, at Fair Value.
Joint Marketing Agreement and Recapture Agreement with MAV
In conjunction with the subservicing agreement, PHH and MAV entered into a joint marketing agreement and a flow MSR sale agreement (MSR recapture), whereby PHH is entitled to the exclusive right to solicit and refinance borrowers with loans underlying the MSR owned by MAV, and is obligated to transfer to MAV the MSR associated with the loans so originated. Under the agreements, the parties share the recapture benefits, whereby PHH realizes gains or losses on loans sold and MAV is delivered the recaptured MSR for no cash consideration. During 2024, 2023 and 2022, PHH transferred MSRs with a UPB of $64.2 million, $30.9 million and $275.1 million, respectively, under this agreement.
MAV MSR Sale Agreements and Right of First Offer
During 2024, 2023 and 2022, pursuant to different MSR sale agreements, PHH transferred to MAV certain MSRs for an aggregate UPB of nil , $6.8 billion and $7.2 billion, respectively. While the MSR title has transferred to MAV, these MSR transfer transactions between PHH and MAV do not qualify for sale accounting primarily due to the termination restrictions of the subservicing agreement, and are accounted for as secured financings. See Note 8 — Other Financing Liabilities, at Fair Value.
MAV has a right of first offer (ROFO) for any GSE MSRs that PHH desires to sell that meet certain criteria, including ESS transactions. The ROFO will remain effective for an initial term of five years through November 2029 subject to certain extensions or terminations.

Administrative Services Agreement
Through the date of sale of our ownership interest in MAV Canopy effective November 27, 2024, Onity provided certain administrative services to MAV, including accounting, treasury, human resources, management information, MSR transaction support, and certain licensing, regulatory and risk management support. Onity was entitled to a fee for such services, subject to an annual cap of $0.4 million.
Note Purchase Agreement Amendment
In February 2021, as part of our corporate debt refinancing, we issued to Oaktree in a private placement $285.0 million of Onity Senior Secured Notes due 2027 pursuant to a Note Purchase Agreement, and shares and warrants of our common stock (see Note 17 — Stockholders’ Equity).
On September 30, 2024, Onity entered into a definitive Transaction Agreement with Oaktree, MAV Canopy and MAV, that provided a framework pursuant to which the parties consummated a series of transactions described above, including the MAV Canopy sale and the amendment to the Subservicing Agreement, and the Note Purchase Agreement Amendment. Under the Note Purchase Agreement Amendment, the Onity Senior Secured Notes were amended to (i) permit a debt financing by Onity under certain conditions, (ii) waive a portion of the make-whole premium due in connection with any optional redemption of the Onity Senior Secured Notes on or prior to March 4, 2026, and (iii) require Onity to redeem the Onity Senior Secured Notes with the cash proceeds from the following transactions at reduced redemption prices.
•First, Onity was required to redeem a principal amount of Onity Senior Secured Notes equal to the cash proceeds from the MAV Canopy sale at a redemption price equal to 100% of the principal amount of Onity Senior Secured Notes so redeemed plus accrued interest.
•Second, Onity was required to redeem a principal amount of Onity Senior Secured Notes equal to (x) any remaining net proceeds from the debt financing, after repurchasing, redeeming or defeasing the PMC Notes in full, (y) the cash proceeds from the MAM Asset Acquisition and the proceeds from any debt financing secured with the assets acquired in the MAM Asset Acquisition, and (z) the net cash proceeds from the reverse mortgage asset OLIT securitization completed in September 2024 (see Note 14 — Borrowings), in each case, at a redemption price equal to 102.5% of the principal amount of Onity Senior Secured Notes so redeemed plus accrued interest.
•Finally, Onity had the option to redeem up to an additional $50.0 million principal amount of Onity Senior Secured Notes prior to December 31, 2024 at a redemption price equal to 102.5% of the principal amount of Onity Senior Secured Notes so redeemed plus accrued interest.
On November 6, 2024, Onity issued $500.0 million aggregate principal amount of 9.875% Senior Notes due 2029 (Senior Notes Due 2029) in a syndicated private placement. Oaktree was allocated $50.0 million of the notes principal amount. On November 27, 2024, the net proceeds from the sale of the PHH Senior Notes, together with the net proceeds from the MAV Canopy sale and available liquidity, were used to redeem all of the outstanding PMC Senior Secured Notes due 2026 and all of the outstanding Onity Senior Secured Notes due 2027; refer to Note 14 — Borrowings.
In return for Oaktree agreeing to undertake the MAV Canopy sale, participate as an anchor investor in the debt financing, amend the Onity Senior Secured Notes agreement to permit the debt financing and amend the terms of the redemption provisions of the Oaktree Notes to waive a portion of the make-whole premium and make the other changes described above, Onity agreed to pay Oaktree a transaction fee of $5.0 million that was dependent on the size and pricing of the financing.
Note 13 — Other Assets

	December 31,
	2024	2023
REO ($39.4 and $12.5 related to VIEs)	$43.9	$18.3
Prepaid expenses (including prepaid lender fees)	26.1	34.3
Derivatives, at fair value	15.4	21.6
Derivative margin deposit	7.4	12.8
Prepaid representation, warranty and indemnification claims - Agency MSR sale	5.0	5.0
Intangible assets, net (net of accumulated amortization of $13.1 million and $10.1 million)	3.3	6.2
Deferred tax assets, net	3.2	3.1
Other	6.8	5.0
	$111.3	$106.2

Note 14 — Borrowings

Advance Match Funded Liabilities		Remaining Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Expected Repayment Date (1)	Uncommitted	Committed	2024	2023
$500 million Ocwen Master Advance Receivables Trust (OMART) - Advance Receivables Backed Notes - Series 2015-Variable Funding (VF)5 (2)	August 2025	$50.0	$121.3	$328.7	$409.8
$200 million Ocwen GSE Advance Funding (OGAF) - Advance Receivables Backed Notes, Series 2015-VF1 (2)	August 2025	—	112.2	87.8	89.1
$14.4 million EBO Advance facility (3)	May 2026	13.8	—	0.6	0.9
Total Advance match funded liabilities		$63.8	$233.5	$417.1	$499.7

Weighted average interest rate (4)				7.25%	8.07%
(1)The Expected Repayment Date of our facilities, as defined, is the date on which the revolving period ends under each advance facility note and repayment of the outstanding balance is required if the note is not renewed or extended. In certain of our advance facilities, there are multiple notes outstanding.
(2)The committed borrowing capacity under the OMART and OGAF facilities is available to us provided that we have sufficient eligible collateral to pledge. At December 31, 2024, none of the remaining borrowing capacity of the OMART and OGAF advance financing notes could be used based on the amount of eligible collateral.
(3)At December 31, 2024, none of the remaining borrowing capacity of the facility could be used based on the amount of eligible collateral.
(4)The weighted average interest rate excludes the effect of the amortization of prepaid lender fees. At December 31, 2024 and 2023, the balance of unamortized prepaid lender fees was $2.1 million and $5.5 million, respectively, and are included in Other assets in our consolidated balance sheets. At December 31, 2024 and 2023, 1-Month (1M) Term Secured Overnight Financing Rate (SOFR) was 4.33% and 5.35%, respectively.

Mortgage Loan Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	2024	2023
Financing Agreements
$40 million Loan and security agreement (2)	LHFI	February 2025	—	40.0	—	—
$500 million Master repurchase agreement (3)	LHFS and LHFI	March 2025	250.0	11.5	238.5	168.4
$175 million Master repurchase agreement (4)	Loans held for sale (LHFS), Receivables and REO	March 2025	$125.0	$2.7	$47.3	$15.7
$205 million Master purchase and servicing agreement (5)	LHFS and LHFI	May 2025	63.8	—	141.2	71.1
Master repurchase agreement (6)	LHFS	September 2025	—	1.0	—	—
$500 million Participation agreement (7)	LHFS	September 2025	278.2	—	221.8	83.9
$250 million Master repurchase agreement (8)	LHFS, LHFI and receivables	September 2025	—	119.3	130.7	64.2
$40 million Loan and security agreement (9)	LHFI	September 2025	—	29.2	10.8	—
Loan and Security Agreement (10)	LHFI and Servicing Advances	October 2026	—	8.8	36.2	—
Securities Master repurchase agreement (11)	Reverse LHFS, Receivables and REO	N/A	6.6	—	10.0	—
$350 million Mortgage warehouse agreement (12)	LHFS	N/A	350.0	—	—	—
$230 million Mortgage warehouse agreement (13)	LHFS and Receivables	(13)	220.7	—	9.3	12.2
Master repurchase agreement (14)	LHFS	(14)	—	—	200.5	151.7
$200 million Master repurchase agreement (15)	LHFS, Receivables and REO	April 2024	—	—	—	—
$50 million Loan and security agreement (16)	LHFS and Receivables	June 2024	—	—	—	—
			1,294.3	212.5	1,046.3	567.2
Securitization Notes
OLIT Asset-Backed Notes, Series 2023-HB1 (17)	Reverse LHFS, Receivables and REO	June 2036	—	—	107.3	164.4
OLIT Asset-Backed Notes, Series 2024-HB1 (17)	Reverse LHFS, Receivables and REO	February 2037	—	—	160.9	—
OLIT Asset-Backed Notes, Series 2024-HB2 (17)	Reverse LHFS, Receivables and REO	August 2037	—	—	249.1	—
			—	—	517.3	164.4
Total Mortgage loan financing facilities			$1,294.3	$212.5	1,563.6	731.6
Unamortized discount and debt issuance costs - OLIT Notes					(35.4)	(21.0)
Total Mortgage loan financing facilities, net					$1,528.2	$710.6

Weighted average interest rate (18)					5.46%	6.15%

(1)Of the borrowing capacity on mortgage loan financing facilities extended on a committed basis, none of the remaining borrowing capacity could be used at December 31, 2024 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)In December 2024, the maturity date was extended to February 28, 2025. We expect to extend the facility on or before maturity.
(3)In January 2025, the maturity date was extended to March 4, 2025.
(4)In February 2025, the maturity date was extended to March 31, 2025.
(5)In May 2024, the maturity date was extended to May 31, 2025 and the total maximum borrowing was increased to $205.0 million.
(6)In September 2024, the maturity date was extended to September 20, 2025.
(7)In September 2024, the maturity date was extended to September 20, 2025 and the total maximum borrowing under this agreement was temporarily increased to $500.0 million through December 31, 2024. In December 2024, the total maximum borrowing under this agreement was temporarily increased to $500.0 million through March 31, 2025.
(8)In September 2024, the maturity date was extended to September 20, 2025 and the total maximum borrowing under this agreement was increased to $250.0 million.
(9)In September 2024, the maturity date was extended to September 20, 2025 and the total maximum borrowing under this agreement was increased to $40.0 million.
(10)In October 2024, we entered into a Loan and Security Agreement with an entity managed by Waterfall pursuant to which PHH may borrow against certain eligible reverse mortgage assets, as defined, on a revolving basis for two years up to a maximum committed amount (“WAM Financing Agreement”). The maximum committed amount decreases from an initial $45.0 million to $15.0 million after the first securitization of HECM tails. The obligations of PHH under the Loan and Security Agreement are guaranteed by Onity. The maturity date of the facility is October 30, 2026.
(11)In June 2024, we entered into a repurchase agreement which provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 90-day uncommitted basis. This facility is structured as a repurchase facility whereby the retained notes of the OLIT 2023 and OLIT 2024 HB2 transactions are pledged as collateral for the borrowings and this agreement has no stated maturity date. Also see (17) below and Note 2 — Securitizations and Variable Interest Entities.
(12)This agreement has no stated maturity date.
(13)The agreement has no stated maturity date, however each transaction has a maximum duration of four years.
(14)This repurchase agreement provides borrowing at our discretion up to a certain maximum amount of capacity on a rolling 90-day committed basis. This facility is structured as a gestation repurchase facility whereby dry Agency mortgage loans are transferred to a trust which issues a trust certificate that is pledged as the collateral for the borrowings. Each certificate is renewed monthly. In April 2024, we increased the trust certificates by $50.0 million to $200.0 million. See Note 2 — Securitizations and Variable Interest Entities for additional information.
(15)In April 2024, we voluntarily allowed the facility to mature.
(16)In June 2024, we voluntarily allowed the facility to mature.
(17)In June 2023, February 2024 and September 2024, OLIT issued different classes of Asset-Backed Notes with an initial principal amount of $264.9 million, $268.6 million and $330.6 million at a discount and a mandatory call date of June 2026, February 2027 and August 2027, respectively. The notes have a stated interest rate of 3.0%, 3.0%, and 5.0%, respectively. Payments of interest and principal are made from available funds from a pool of reverse mortgage buyout loans and REOs in accordance with the indenture priority of payments. Also see Note 2 — Securitizations and Variable Interest Entities.
(18)The weighted average interest rate excludes the effect of the amortization of discount, debt issuance costs and prepaid lender fees. At December 31, 2024 and 2023, unamortized prepaid lender fees were $1.0 million and $1.0 million, respectively, and are included in Other assets in our consolidated balance sheets.

MSR Financing Facilities			Remaining Borrowing Capacity		Outstanding Balance at December 31,
Borrowing Type	Collateral	Maturity	Uncommitted	Committed (1)	2024	2023
$500 million GSE MSR financing facility (2)	MSRs	September 2025	$—	$84.9	$415.1	$242.9
$300 million Ginnie Mae MSR financing facility (3)	MSRs, Advances	February 2025	55.3	—	244.7	212.5
Ocwen Excess Spread-Collateralized Notes, Series 2022-PLS1 (4)	MSRs	February 2025	—	—	25.6	39.2
2022-PLS1 Notes Issuer Membership Interest Master repurchase agreement (5)	MSRs	February 2025	—	—	—	—
Secured Notes, Ocwen Asset Servicing Income Series Notes, Series 2014-1 (6)	MSRs	February 2028	—	—	23.1	28.1
$400 million GSE MSR financing facility - (7)	MSRs	December 2026	—	150.5	249.5	393.9
Total MSR financing facilities			$55.3	$235.4	$958.0	$916.6
Unamortized debt issuance costs (8) - PLS facilities					(0.1)	(0.4)
Total MSR financing facilities, net					$957.9	$916.2

Weighted average interest rate (8)					7.18%	8.18%
(1)Of the borrowing capacity on MSR financing facilities extended on a committed basis, $57.1 million of the remaining borrowing capacity could be used at December 31, 2024 based on the amount of eligible collateral that could be pledged on a committed basis.
(2)PHH’s obligations under this facility are secured by a lien on certain related MSRs. Onity guarantees the obligations of PHH under this facility. See Note 2 — Securitizations and Variable Interest Entities for additional information. We are subject to daily margining requirements under the terms of the facility. In September 2024, the maturity date was extended to September 11, 2025 and the borrowing capacity was increased to $500.0 million. In January 2025, the borrowing capacity was increased to $650.0 million.
(3)PHH’s obligations under this facility are secured by a lien on the related Ginnie Mae MSRs and servicing advances. Onity guarantees the obligations of PHH under the facility. We are subject to daily margining requirements under the terms of the facility. In March 2024, the maturity date was extended to February 25, 2025 and the uncommitted borrowing capacity was increased to $300.0 million. We expect to refinance and extend the facility on or before maturity.
(4)The single class PLS Notes are an amortizing debt instrument with an original principal amount of $75.0 million and a fixed interest rate of 5.114%. The PLS Notes are issued by a trust (PLS Issuer) that is included in our consolidated financial statements, and PLS Issuer’s obligations under the facility are secured by a lien on the related PLS MSRs. Onity guarantees the obligations of PLS Issuer under the facility. The principal balance amortizes in accordance with a predetermined schedule subject to modification under certain events, with a final payment due in February 2025. See Note 2 — Securitizations and Variable Interest Entities for additional information. We expect to refinance the facility into a repurchase agreement facility on or before maturity.
(5)On March 4, 2024, PHH entered into a $34.0 million repurchase agreement pursuant to which PHH sold the membership interest certificate representing 100% of the limited liability company interests in PLS Issuer and has agreed to repurchase such membership interest certificate at a specified future date at the price set forth in the repurchase agreement. Onity guarantees the obligations of PHH under the facility subject to the terms and conditions set forth in the guaranty. We are subject to daily margining requirements under the terms of the facility. In November 2024, the facility was repaid and voluntarily terminated prior to the contractual termination date of the facility of February 25, 2025. Refer to Note 2 — Securitizations and Variable Interest Entities for additional information regarding PLS Issuer and the PLS Notes.
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
(7)This facility is secured by a lien on certain of PHH’s Agency MSRs and is subject to daily margining requirements. Any outstanding borrowings on the revolving loan will convert into a term loan on February 27, 2025. With the redemption of the 7.875% PMC Senior Secured Notes in November 2024 (prior to the maturity date of March 15, 2026), the maturity date of this facility was automatically extended to December 28, 2026.
(8)Weighted average interest rate excludes the effect of the amortization of debt issuance costs and prepaid lender fees. At December 31, 2024 and 2023, unamortized prepaid lender fees related to revolving-type MSR financing facilities were $2.1 million and $3.6 million, respectively, and are included in Other assets in our consolidated balance sheets.

Senior Notes			Outstanding Balance at December 31,
	Interest Rate (1)	Maturity	2024	2023
Senior Notes Due 2029	9.875%	November 2029	$500.0	$—
PMC Senior Secured Notes	7.875%	March 2026	—	360.0
Onity Senior Secured Notes (due to related parties)	12% paid in cash or 13.25% paid-in-kind	March 2027	—	285.0
Principal balance			500.0	645.0

Discount (2)			(2.2)	—
Unamortized debt issuance costs (2)			(10.4)	—
Senior Notes Due 2029			(12.6)	—

Discount (2)			—	(0.9)
Unamortized debt issuance costs (2)			—	(3.0)
PMC Senior Secured Notes			—	(3.9)

Discount (2) (3)			—	(39.1)
Unamortized debt issuance costs (2)			—	(6.2)
Onity Senior Secured Notes			—	(45.3)
			$487.4	$595.8
(1)Excludes the effect of the amortization of debt issuance costs and discount.
(2)The discount and debt issuance costs are amortized to interest expense through the maturity of the respective notes.
(3)Includes original issue discount (OID) and additional discount related to the concurrent issuance of warrants and common stock. See below for additional information.
Issuance of 9.875% Senior Notes due 2029
On November 6, 2024, PHH Corporation issued $500.0 million aggregate principal amount of 9.875% Senior Notes due November 1, 2029 (Senior Notes Due 2029) at a price of 99.556% of the principal amount in a syndicated private placement. Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025, and principal is due at maturity. The Senior Notes are guaranteed by Onity and certain wholly-owned subsidiaries including PMC (collectively “restricted subsidiaries”). The Senior Notes are secured by the equity interests of the restricted subsidiaries and any Available Cash in excess of Agency Requirements, as defined.
On or after November 1,2026, PHH Corporation may redeem some or all of the Senior Notes at its option at the following redemption prices, plus accrued and unpaid interest:

Redemption Year (12-month period beginning on November 1st of the years indicated below)	Redemption Price
2026	104.938%
2027	102.469
2028 and thereafter	100.000
Prior to November 1, 2026, PHH Corporation may redeem some or all of the Senior Notes at its option at a redemption price equal to 100% of the principal amount of the Notes being redeemed with a “make-whole” premium, as defined, plus accrued and unpaid interest. In addition, prior to November 1, 2026, PHH Corporation may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings by Onity at the redemption price equal to 109.875% of the principal amount plus accrued and unpaid interest.
The Indenture contains customary covenants for debt securities of this type that limit the ability of PHH Corporation, Onity and its restricted subsidiaries to, among other things, (i) incur or guarantee additional Indebtedness, as defined, (ii) incur liens, (iii) pay dividends on or make distributions or make other restricted payments, (iv) make investments, (v) consolidate, merge, sell or otherwise dispose of certain assets, and (vi) enter into transactions with certain affiliates.

Redemption of PMC 7.875% Senior Notes due 2026 and Onity 12% Senior Notes due 2027
The proceeds from the issuance of the Senior Notes Due 2029 described above, together with proceeds from the sale of MAV Canopy and available cash, were used to redeem in November 2024 all of the outstanding $289.1 million 7.875% PMC Senior Secured Notes due 2026 at a redemption price of 101.969% and the $285.0 million 12% Onity Senior Secured Notes due 2027 at a redemption price equal to 102.5% (with the exception of notes redeemed equal to the cash proceeds from the MAV Canopy sale which were redeemed at par). The redemption of all of the outstanding notes resulted in the recognition of a $53.4 million loss on debt extinguishment due to the accelerated write-off of $36.8 million unamortized discount and debt issuance costs, the payment of an $11.6 million make-whole redemption premium and a $5.0 million transaction fee to Oaktree. Also refer to Note 12 — Investment in Equity Method Investee and Related Party Transactions.
In addition, during 2024 (prior to their redemption), 2023 and 2022, we repurchased and extinguished a total principal amount of $70.9 million, $15.0 million and $25.0 million, respectively, of the PMC Senior Secured Notes, and recognized a gain of $4.1 million, $1.3 million and $0.9 million on debt extinguishment, net of the associated write-off of unamortized discount and debt issuance costs.
Credit Ratings
Credit ratings are intended to be an indicator of the creditworthiness of a company’s debt obligations. On October 21, 2024, Moody’s assigned a Caa1 rating to the new $500 million Senior Notes Due 2029. Moody’s also assigned a B3 corporate family rating to Onity and withdrew the B3 corporate family rating of PHH Mortgage Corporation. The entities’ outlooks are stable. On October 21, 2024, S&P assigned a B- rating to the new $500 million Senior Notes Due 2029. S&P also affirmed the B- rating of Onity with a Stable Outlook. It is possible that additional actions by credit rating agencies could have a material adverse impact on our liquidity and funding position, including materially changing the terms on which we may be able to borrow money.
Covenants
Under the terms of our debt agreements in effect as of December 31, 2024, we are subject to various affirmative and negative covenants. Collectively, these covenants include:
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
The most restrictive consolidated net worth requirement contained in our debt agreements with borrowings outstanding at December 31, 2024, excluding additional Agency minimum requirements, is a minimum of $275.0 million and $300.0 million tangible net worth for Onity and PHH, respectively. The most restrictive liquidity requirement under our debt agreements with borrowings outstanding at December 31, 2024, excluding additional Agency minimum requirements, is for a minimum of $75.0 million for both Onity and PHH consolidated liquidity. The minimum tangible net worth and liquidity requirements at PHH contained in some debt agreements are also subject to the minimum requirements set forth by the Agencies. See Note 25 — Regulatory Requirements.
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
Collateral
Our assets pledged as collateral for secured borrowings are as follows at December 31, 2024. Assets may also be subject to other liens or restrictions under various agreements.

Asset Categories	Assets	Pledged Assets	Collateralized Financings (8)	Liability Categories
Cash (1)	$184.8	$—	$—	n/a (1)
Restricted cash (2)	80.8	40.4	—	Multiple
Owned MSRs, excluding ESS (3)(5)	1,530.8	1,537.4	911.7	MSR financing facilities
Transferred MSRs, including ESS (4)	935.4	935.4	846.9	Other financing liabilities
Advances, net (5)	577.2	556.1	463.4	Advance match funded liabilities and MSR financing facilities
Loans held for sale	1,290.2	1,282.5	1,328.5	Mortgage loan financing facilities
Loans held for investment - securitized (6)	10,950.8	10,950.8	10,872.1	HMBS related borrowings
Loans held for investment - unsecuritized	174.5	98.5	89.2	Mortgage loan financing facilities
Receivables, net	176.4	106.9	98.9	Mortgage loan financing facilities
REO (Other assets)	43.9	40.0	47.0	Mortgage loan financing facilities
Total (7)	$15,944.8	$15,548.0	$14,657.7
(1)Includes $158.4 million Available Cash held by Regulated Subsidiary Guarantors, as defined, pursuant to the Senior Notes Due 2029.
(2)Pledged assets primarily include amounts specifically designated to repay debt and to provide over-collateralization for MSR financing facilities, mortgage loan financing facilities and match funded debt facilities (debt service accounts).
(3)Pledged assets exceed the MSR asset balance primarily due to the netting of certain PLS MSR portfolios with negative and positive fair values as eligible collateral.
(4)Includes MSRs transferred to MAV, Rithm and others, and ESS pledged MSRs that are accounted for as secured financings.
(5)$46.3 million drawn under the $300 million Ginnie Mae MSR financing facility is used to finance Ginnie Mae related advances.
(6)Reverse mortgage loans and real estate owned are pledged as collateral to the HMBS beneficial interest holders, and are not available to satisfy the claims of our creditors. Ginnie Mae, as guarantor of the HMBS, is obligated to the holders of the HMBS in an instance of PHH’s default on its servicing obligations, or if the proceeds realized on HECMs are insufficient to repay all outstanding HMBS related obligations. Ginnie Mae has recourse to PHH in connection with certain claims relating to the performance and obligations of PHH as both issuer of HMBS and servicer of HECMs underlying HMBS
(7)The total of selected assets disclosed in the above table does not represent the total consolidated assets of Onity. For example, the total excludes premises and equipment and certain other assets.
(8)Amounts represent UPB and fair value for borrowings accounted for at amortized cost and fair value, respectively.

Maturities of Borrowings
Certain of our borrowings mature within one year of the date of issuance of these financial statements. Based on management’s evaluation, we expect to renew, replace or extend all such borrowings to the extent necessary to finance our business on or prior to their respective maturities consistent with our historical experience.

	Expected Maturity/Repayment Date (1)
	2025	2026	2027	2028	2029	Thereafter	Total Balance	Fair Value
Advance match funded liabilities	$416.5	$0.6	$—	$—	$—	$—	$417.1	$417.1
Mortgage loan financing facilities	1,010.1	143.5	410.0	—	—	—	1,563.6	1,535.3
MSR financing facilities	685.4	249.5	—	23.1		—	958.0	947.6
Senior notes	—	—	—	—	500.0	—	500.0	495.0
	$2,111.9	$393.7	$410.0	$23.1	$500.0	$—	$3,438.7	$3,395.0
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
Note 15 — Other Liabilities

	December 31,
	2024	2023
Other accrued expenses	$79.6	$67.5
Servicing-related obligations	65.1	48.4
Due to Rithm - Advance collections and servicing fees	63.4	50.3
Checks held for escheat	54.1	52.0
Liability for indemnification obligations	30.5	35.5
Derivatives, at fair value	27.6	7.0
Accrued legal fees and settlements	16.0	8.3
Derivative related payables	15.2	10.7
Accrued interest payable	13.4	14.3
Liability for uncertain tax positions	13.3	12.2
MSR purchase price holdback	11.0	3.8
Lease liability	9.0	10.2
Mortgage insurance premium payable	7.5	5.0
Liability for unfunded pension obligation and India gratuity plan	6.7	9.2
Excess servicing fee spread payable	2.2	3.6
Income taxes payable	1.0	8.2
Other	4.8	3.2
	$420.6	$349.3

The following table presents the activity related to the Accrued legal fees and settlements:

Accrued Legal Fees and Settlements	Years Ended December 31,
	2024	2023	2022
Beginning balance	$8.3	$42.2	$44.0
Accrual for (reversal of) probable losses (1)	8.4	(30.0)	6.6
Payments (2)	(1.3)	(3.8)	(6.9)
Net increase (decrease) in accrued legal fees	0.6	(0.1)	(1.5)
Ending balance	$16.0	$8.3	$42.2
(1)Consists of amounts accrued for probable losses or reversed in connection with legal and regulatory settlements and judgments. Such amounts are reported in Professional services expense in the consolidated statements of operations.
(2)Includes cash payments made in connection with resolved legal and regulatory matters.
Note 16 — Mezzanine Equity
On November 1, 2024, Onity issued 2,111,787 shares of a new series of non-convertible, preferred stock (Series B Preferred Stock) with an aggregate liquidation preference amount of $52.8 million ($25.00 per share). The Series B Preferred Stock ranks senior to all classes of common stock of Onity and have no voting rights except under limited circumstances. The Series B Preferred Stock will accrue cumulative dividends at a rate of 7.875% per year of the preference liquidation value for the first five years, increasing 2.5% each year thereafter up to a maximum rate of 15% per year, which dividends will be payable in cash and in arrears on a quarterly basis when, as and if declared by the Board of Directors of Onity.
On and after September 15, 2028, Onity will have the right to redeem the Series B Preferred Stock, in whole or in part, for cash at a redemption price equal to the liquidation preference plus an amount equal to any accumulated and unpaid dividends thereon. If Onity experiences a change of control, as defined, it would be required to offer to repurchase all of the shares of Series B Preferred Stock at a purchase price equal to 100% of the liquidation preference plus any accumulated and unpaid dividends thereon.
The shares of Series B Preferred Stock issued to Waterfall in consideration of an asset acquisition (see Note 5 – Reverse Mortgages) are subject to a Registration Rights Agreement pursuant to which Onity agreed to file a resale registration statement with the Securities and Exchange Commission within 180 days.
The Series B Preferred Stock is classified as mezzanine equity on our consolidated balance sheet as it is contingently redeemable in the event of a change of control that is not solely within Onity’s control. The Series B Preferred Stock is reported at its initial fair value less issuance costs.
A $0.5 million dividend, or $0.24 per share, was declared and distributed in December 2024.
Note 17 — Stockholders’ Equity
Common Stock
In 2021, in connection with the launch of MAV, a joint-venture vehicle to invest in MSRs exclusively subserviced by PHH (see Note 12 — Investment in Equity Method Investee and Related Party Transactions), and concurrent with the issuance of senior notes to Oaktree (see Note 14 — Borrowings), we issued to Oaktree 426,705 shares of our common stock, representing 4.9% of our then outstanding common stock, at a price per share of $23.15 for an aggregate purchase price of $9.9 million. In addition, we issued to Oaktree warrants to purchase 1,184,768 and 261,248 shares of our common stock at a price per share of $26.82 and $24.31, that may be exercised at any time through March 4, 2027 and May 3, 2025, respectively, in cash or pursuant to a cashless exercise, as defined. Refer to Note 28 — Subsequent Events. In 2021, the $12.6 million allocated fair value of the common stock and $20.8 million allocated fair value of the warrants was reported as Common stock, at par value of the shares issued, and Additional Paid-in Capital in our consolidated balance sheet. In aggregate, we issued to Oaktree warrants to purchase an additional 1,446,016 shares or 18.4% of our common stock issued and outstanding at December 31, 2024.
On October 23, 2024, the warrants were amended to provide that upon their exercise Oaktree can elect the cash exercise option only with the consent of Onity and, without the consent of Onity, the exercise price can only be paid via the net share settlement option (cashless exercise). The amendment did not result in any change in the accounting or equity presentation of the warrants.
Pursuant to a registration rights agreement with Oaktree, we registered with the SEC for resale the issued shares of common stock and the shares of common stock issuable upon exercise of the warrants described above.

On May 20, 2022, Onity’s Board of Directors authorized a share repurchase program for an aggregate amount of up to $50.0 million of Onity’s issued and outstanding shares of common stock. The repurchase program is intended to qualify for the affirmative defense provided by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Prior to the expiration of the program on November 20, 2022, we completed the repurchase of 1,750,557 shares of our common stock in the open market under this program at prevailing market prices for a total purchase price of $50.0 million (including commissions) at an average price per share of $28.53. The repurchased shares were retired in tranches throughout the term of the program.
Preferred Stock
Onity’s Amended and Restated Articles of Incorporation authorize the issuance of up to 20,000,000 preferred shares. No such shares have been issued as of and for the three years ended December 31, 2024, with the exception of 2,111,787 Series B Preferred Shares issued in November 2024. See Note 16 — Mezzanine Equity for additional details.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

	December 31,
	2024	2023
Unfunded pension plan obligation, net	$1.4	$(0.9)
Unrealized losses on cash flow hedges, net	(0.4)	(0.4)
Other	0.2	0.2
	$1.2	$(1.2)

Note 18 — Derivative Financial Instruments and Hedging Activities
The table below summarizes the fair value, notional and maturity of our derivative instruments. The notional amount of our contracts does not represent our exposure to credit loss. None of the derivatives were designated as a hedge for accounting purposes as of or during the years ended December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Maturities	Notional	Fair Value	Maturities	Notional	Fair Value
Derivative Assets (Other assets)
Forward sales of Reverse loans	January 2025	$60.0	$0.4	NA	$—	$—
Forward loans IRLCs	N/A	—	—	January - May 2024	592.5	5.1
Reverse loans IRLCs	February 2025	25.6	0.2	February 2024	22.1	0.6
TBA forward MBS trades	January - March 2025	1,391.1	10.0	January - March 2024	1,818.6	10.1
Forward sales of Forward loans	January 2025	215.0	1.5	January 2024	5.5	—
Interest rate swap futures	March 2025	225.0	3.2	March 2024	790.0	3.9
Interest rate option contracts	N/A	—	—	January 2024	750.0	1.9
Total		$1,916.6	$15.4		$3,978.7	$21.6

Derivative Liabilities (Other liabilities)
Forward loans IRLCs	January - May 2025	$1,311.6	$(0.7)	NA	$—	$—
Forward sales of Reverse loans	NA	—	—	January 2024	50.0	(0.1)
TBA forward MBS trades	January - February 2025	789.0	(5.0)	January - March 2024	854.9	(6.8)
Interest rate swap futures	March 2025	875.0	(21.9)	NA	—	—
Other	N/A	—	—	N/A	15.3	(0.1)
Total		$2,975.6	$(27.6)		$920.2	$(7.0)

The table below summarizes the net gains and losses of our derivative instruments recognized in our consolidated statements of operations.

	Years Ended December 31,
Gain (Loss)	2024	2023	2022	Financial Statement Line
Derivative Instruments
Forward loans IRLCs	$(5.8)	$6.4	$(17.4)	Gain on loans held for sale, net
Reverse loans IRLCs	(0.3)	(0.1)	(1.4)	Gain on reverse loans held for investment and HMBS-related borrowings, net
TBA trades (economically hedging forward pipeline trades and EBO pipeline)	34.5	19.1	101.3	Gain on loans held for sale, net (Economic hedge)
Forward trades (economically hedging forward pipeline trades and EBO pipeline)	1.5	(0.4)	0.4	Gain on loans held for sale, net (Economic hedge)
TBA trades (economically hedging reverse pipeline trades)	—	—	(0.3)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Interest rate swap futures, TBA trades and interest rate option contracts	(112.9)	(33.1)	(106.9)	MSR valuation adjustments, net
Forward sales of Reverse loans	0.5	(0.2)	(0.3)	Gain on reverse loans held for investment and HMBS-related borrowings, net
Other	—	0.2	1.0	Other, net
Total	$(82.5)	$(8.2)	$(23.5)
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
The objective of our MSR interest rate risk management and hedging policy is to protect shareholders’ equity and earnings against the fair value volatility of interest-rate sensitive MSR portfolio exposure, considering market, liquidity, cost and other conditions. The interest-rate sensitive MSR portfolio exposure is defined as follows:
•Agency MSR portfolio,
•expected Agency MSR bulk transactions subject to letters of intent (LOI),
•less the Agency MSRs subject to our sale agreements with MAV, Rithm and others, also referred to as Pledged MSR liabilities (See Note 8 — Other Financing Liabilities, at Fair Value),
•less the asset value for securitized HECM loans, net of the corresponding HMBS-related borrowings,
•other interest-rate sensitive exposures, including our ESS financing liabilities and reverse mortgage buyouts, as deemed appropriate by the Market Risk Committee.
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
Our derivative instruments include forward trades of MBS or Agency TBAs with different banking counterparties, exchange-traded interest rate swap futures and interest rate options. These derivative instruments are not designated as accounting hedges. TBAs, or To-Be-Announced securities, are actively traded, forward contracts to purchase or sell Agency MBS on a specific future date. From time to time, we enter into exchange-traded options contracts with purchased put options financed by written call options. We report changes in fair value of these derivative instruments in MSR valuation adjustments, net in our consolidated statements of operations, within the Servicing segment. We may, from time to time, establish inter-segment derivative instruments between the MSR and pipeline hedging strategies to minimize the use of third-party derivatives. The fair value gains and losses of such inter-segment derivatives effectively reclassify certain derivative gains and losses between MSR valuation adjustments, net within the Servicing segment and Gain on loans held for sale, net within the Originations segment to reflect the performance of these economic hedging strategies in the appropriate segments (see Note 24 — Business Segment Reporting for the amount of such reclassification). Such inter-segment derivatives are eliminated in our consolidated financial statements.
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
Note 19 — Interest Income

	Years Ended December 31,
	2024	2023	2022
Loans held for sale	$79.7	$71.3	$43.9
Interest earning cash deposits and other	13.7	6.7	1.7
	$93.3	$78.0	$45.6
Note 20 — Interest Expense

	Years Ended December 31,
	2024	2023	2022
Mortgage loan financing facilities	$98.5	$77.8	$37.8
MSR financing facilities	72.4	70.6	47.0
Onity Senior Secured Notes (1)	41.4	43.8	42.1
Advance match funded liabilities	37.3	41.4	19.8
PMC Senior Secured Notes	24.1	30.8	31.8
Senior Notes Due 2029 (2)	7.8	—	—
Escrow	7.4	9.3	7.5
	$288.9	$273.6	$186.0
(1)Notes issued to Oaktree affiliates, inclusive of amortization of debt issuance costs and discount of $10.4 million, $9.6 million and $7.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Includes $0.8 million interest expense on notes held by Oaktree affiliates.

Note 21 — Income Taxes
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2024	2023	2022
Domestic	$29.2	$(68.3)	$14.0
Foreign	10.0	10.2	10.9
	$39.3	$(58.1)	$24.9
The components of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$3.0	$2.1	$0.2
State	0.8	0.3	(0.8)
Foreign	2.8	3.6	(0.2)
	6.6	6.0	(0.8)
Deferred:
Federal	7.0	(14.6)	4.7
State	1.9	(2.6)	(0.7)
Foreign	(0.3)	(0.5)	0.6
Provision for (reversal of) valuation allowance on deferred tax assets	(8.8)	17.3	(3.9)
	(0.2)	(0.4)	0.7
Other	(1.1)	—	(0.7)
Total	$5.3	$5.6	$(0.8)

The following table presents a reconciliation of the Income tax provision at the U.S. federal statutory tax rate to our Income tax provision at our actual effective income tax rate:

	Years Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Expected income tax expense (benefit) at statutory rate	$8.2	21%	$(12.2)	21%	$5.2	21%
Differences between expected and actual income tax expense:
CARES Act	0.3	1	—	—	—	—
Provision for (reversal of) valuation allowance on deferred tax assets	(8.8)	(23)	17.3	(30)	(3.9)	(16)
Provision for (reversal of) liability for uncertain tax positions	1.0	3	1.1	(2)	(3.4)	(14)
Interest on refund claims due from tax authorities	(1.4)	(4)	—	—	(0.7)	(3)
Other provision to return differences	0.8	2	(0.1)	—	(0.2)	(1)
Foreign tax differential including effectively connected income and foreign withholding taxes (1)	0.8	2	1.2	(2)	2.3	9
State tax, after Federal tax benefit	2.2	6	(1.8)	3	(0.3)	(1)
Benefit of state net operating loss (NOL) carryback claims and amended return filings	—	—	—	—	(1.2)	(5)
Executive compensation disallowance	1.7	4	1.6	(3)	1.6	6
Excess tax benefits from share-based compensation	0.2	—	(1.9)	3	(0.4)	(2)
Other permanent differences	0.4	1	—	—	0.1	—
Foreign tax credit (generation) utilization	—	—	0.1	—	0.1	—
U.S. Tax Reform - Global Intangible Low-Taxed Income (GILTI) inclusion	—	—	—	—	0.1	—
Other	0.1	—	0.3	—	(0.1)	—
Actual income tax expense (benefit)	$5.3	14%	$5.6	(10)%	$(0.8)	(3)%
(1)Onity is a global company with operations in the U.S., USVI, India and the Philippines, among other jurisdictions. In the effective tax rate reconciliation above, we first calculate income tax expense attributable to worldwide continuing operations at the U.S. statutory tax rate. The foreign tax rate differential therefore represents the difference in tax expense between jurisdictional income taxed at the U.S. statutory rate and each respective jurisdictional statutory rate.

Net deferred tax assets were comprised of the following:

	December 31,
	2024	2023
Deferred tax assets
NOL carryforwards - federal and foreign	$55.3	$106.8
NOL carryforwards and credits - state and local	75.5	82.0
Interest expense disallowance	170.2	123.0
Reserve for servicing exposure	6.0	5.8
Accrued legal settlements	3.5	4.8
Stock-based compensation expense	11.3	11.4
Accrued incentive compensation	6.9	4.5
Accrued other liabilities	4.4	4.4
Lease liabilities	0.4	0.9
Intangible asset amortization	7.2	7.2
Foreign deferred assets	3.7	3.4
Tax residuals and deferred income on tax residuals	0.2	1.4
Bad debt and allowance for loan losses	10.4	11.0
Other	1.6	1.7
	356.6	368.3
Deferred tax liabilities
MSR amortization	170.9	175.0
Partnership losses	—	3.9
Other	1.5	1.2
	172.4	180.1
Net deferred tax assets (liabilities) before valuation allowance	184.2	188.2
Valuation allowance	(181.0)	(185.1)
Deferred tax assets, net	$3.2	$3.1
As of December 31, 2024, we had a deferred tax asset, net of deferred tax liability, of $184.2 million including $179.8 million in the U.S.
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
As a result of these evaluations, we recorded a full valuation allowance of $179.8 million and $183.9 million on our U.S. net deferred tax assets at December 31, 2024 and 2023, respectively. These U.S. jurisdictional deferred tax assets are not considered to be more likely than not realizable based on all available positive and negative evidence. We intend to continue maintaining a full valuation allowance on our net deferred tax assets in the U.S. until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Net Operating Loss Carryforwards
At December 31, 2024, we had U.S. federal NOL carryforwards of $259.2 million, and state NOL and tax credit carryforwards valued at $75.5 million.
These U.S. federal and state NOL carryforwards will expire beginning 2025 through 2044 with U.S. federal NOLs generated after 2017 never expiring. We believe that it is more likely than not that the benefit from certain U.S. federal and state NOL carryforwards will not be realized. In recognition of this risk, we have provided a total valuation allowance of $54.4 million and $75.5 million on the deferred tax assets relating to the U.S. federal and state NOL carryforwards, respectively. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2024 will be accounted for as a reduction of income tax expense. Additionally, $334.5 million of USVI NOLs have been carried back to offset prior period tax due in the USVI and we recognized the tax-effect of this attribute as a $12.9 million income taxes receivable, of which we received $7.1 million in 2023 from the USVI. We also have disallowed interest carryforwards under Section 163(j) of $675.5 million at December 31, 2024, against which a valuation allowance has been recorded.
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
Onity and PHH Corporation have both experienced historical ownership changes that have caused the use of certain tax attributes to be limited and have resulted in the write-off of certain of these attributes based on our inability to use them in the carryforward periods defined under the tax laws. Onity continues to monitor the ownership in its stock to evaluate whether any additional ownership changes have occurred that would further limit its ability to utilize certain tax attributes. As such, our analysis regarding the amount of tax attributes that may be available to offset taxable income in the future without restrictions imposed by Section 382 may continue to evolve.
Uncertain Tax Positions
Our major jurisdiction tax years that remain subject to examination are our U.S. federal tax return for the years ended December 31, 2018 through the present, our USVI corporate tax return for the years ended December 31, 2021 through the present, and our India corporate tax returns for the years ended March 31, 2012 through the present. During 2021, we concluded our audit in the USVI jurisdiction for tax years 2013 - 2016 related to the carryback of losses generated in 2015 and 2016 to tax years 2013 and 2014, respectively, without any adjustment, and in December 2022, we executed a closing agreement with the BIR that calls for payment of the income tax refunds, plus accrued interest, over a two-year period ending December 31, 2024. However, the BIR has failed to remit refunds in accordance with the agreement and we have filed a lawsuit against the USVI for the unpaid portion of the refunds due. See Note 10 — Receivables for additional information.
The following table presents the activity related to unrecognized tax benefits for uncertain tax positions (excluding accrued interest and penalties):

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$8.7	$8.7	$11.5
Additions for tax positions of current year	—	—	—
Reductions for settlements	—	—	(2.1)
Lapses in statute of limitations	—	—	(0.7)
Ending balance (1)	$8.7	$8.7	$8.7
(1)Included in the Liability for uncertain tax positions in Other liabilities.
We recognized total interest and penalties of $1.2 million, $1.2 million and $(1.0) million as income tax expense or (benefit) in 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, accruals for interest and penalties were $4.6 million and $3.4 million, respectively, and are included in the Liability for uncertain tax positions in Other liabilities. As of December 31, 2024 and 2023, we had unrecognized tax benefits for uncertain tax positions, excluding accrued interest and penalties, of $8.7 million and $8.7 million, respectively, all of which if recognized would affect the effective tax rate.
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
Undistributed Foreign Earnings and Non-U.S. Jurisdictions
As of December 31, 2024, we have recognized a deferred tax liability of $0.6 million for foreign subsidiary undistributed earnings. We do not consider our foreign subsidiary undistributed earnings to be indefinitely invested outside the U.S.

Global Tax Reform
The Organization for Economic Co-operation and Development’s (OECD) Inclusive Framework on Base Erosion Profit Shifting (BEPS) has introduced rules to establish a global minimum corporate tax rate of 15% for multinational enterprises with a turnover of more than €750 million, commonly referred to as the Pillar Two rules. Numerous foreign countries have enacted legislation to implement the Pillar Two rules, effective beginning in 2024, or are expected to enact similar legislation. The OECD has issued rules and administrative guidance that include safe harbor rules as part of the implementation of the Pillar Two global minimum tax. We have evaluated the impact of these rules and the adoption of Pillar Two has not had any significant impact on our consolidated financial statements in 2024 due to qualifying for certain transitional safe harbors. We will continue to monitor the potential impact of the Pillar Two proposals and developments on our consolidated financial statements.
Note 22 — Basic and Diluted Earnings (Loss) per Share
Basic earnings or loss per share excludes common stock equivalents and is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings or loss per share by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding including the potential dilutive shares of common stock related to outstanding restricted stock awards, stock options and warrants as determined using the treasury stock method. For 2023, we have excluded the effect of all stock options, common stock awards, and warrants from the computation of diluted loss per share because of the anti-dilutive effect of our reported net loss.

	Years Ended December 31,
	2024	2023	2022
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$33.4	$(63.7)	$25.7

Weighted average shares of common stock outstanding	7,816,093	7,635,584	8,647,399

Basic earnings (loss) per share	$4.28	$(8.34)	$2.97

Diluted earnings (loss) per share
Net income (loss) attributable to common stockholders	$33.4	$(63.7)	$25.7

Weighted average shares of common stock outstanding	7,816,093	7,635,584	8,647,399

Effect of dilutive elements
Common stock warrants	83,260	—	158,542
Stock option awards	—	—	18
Common stock awards	188,182	—	191,347
Dilutive weighted average shares of common stock	8,087,535	7,635,584	8,997,306

Diluted earnings (loss) per share	$4.13	$(8.34)	$2.85

Stock options and common stock awards excluded from the computation of diluted earnings (loss) per share
Anti-dilutive (1)	87,879	66,710	222,602
Market-based (2)	64,085	58,397	62,867
(1)Includes stock options and stock awards that are anti-dilutive based on the application of the treasury stock method.
(2)Shares that are issuable upon the achievement of certain market-based performance criteria related to Onity’s stock price.
Note 23 — Employee Compensation and Benefit Plans
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
Contributions of participating employees to the plans are matched on the basis specified by these plans. For the 401(k) plans, we match 50% of the first 6% of each eligible participant’s contribution to the 401(k) plans with maximum aggregate matching of $10,350 for 2024. For the Provident Fund, both the employee and the employer are required to make minimum contributions to the fund at a predetermined rate (currently 12%) applied to a portion of the employee's salary.
Our contributions to these plans were $4.3 million, $4.3 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined Benefit Pension Plan
As of December 31, 2024, Onity sponsors the PHH Corporation Pension Plan (The Plan), a non-contributory defined benefit pension plan for which benefits are based on an employee’s years of credited service and a percentage of final average compensation, or as otherwise described by the Plan. The Plan is frozen and only accrues additional benefits for a limited number of employees while no additional employees are eligible for participation in the plan.
The following table shows the benefit obligation, plan assets and funded status for the Plan:

	December 31,
	2024	2023
Projected benefit obligation	$18.2	$42.2
Fair value of plan assets	19.1	39.6
Overfunded (unfunded) status recognized in Other liabilities	$0.9	$(2.6)

Amounts recognized in Accumulated other comprehensive income (loss)	$1.3	$(1.0)
In May 2024, the Plan purchased $17.0 million annuities to transfer to a third party the obligation to pay benefits to selected participants or their beneficiaries. This partial settlement resulted in a reduction in the Plan's assets and the projected benefit obligation, representing the fair value of the assets at the time of the annuity purchase.
The rate used to discount the projected benefit obligation of the Plan increased from 4.75% in 2023 to 5.50% in 2024, contributing to a decrease of $2.8 million in the Plan’s benefit obligation. The net periodic benefit cost related to the defined benefit pension plans, included in Other expenses, was $(0.6) million, $0.4 million and $(0.9) million for 2024, 2023 and 2022 respectively.
As of December 31, 2024, future expected benefit payments to be made from the assets of the Plan is $1.4 million, for each of the years ending December 31, 2025 and 2026, $1.5 million for each of the years ending December 31, 2027, 2028 and 2029. The expected benefit payments to be made for the subsequent five years ending December 31, 2030 through 2034 are $7.1 million.
Onity contributes to the defined benefit pension plan amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws as well as additional amounts at their discretion. Our contributions to the defined benefit pension plans were $0.6 million, $0.0 million and $0.1 million for 2024, 2023 and 2022, respectively. If PHH Corporation completes a full settlement of the Plan in the future, it may be required to make additional contributions for any unfunded obligation at that time.
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

The following table shows the total benefit obligation, plan assets and funded status for the Gratuity Plan:

	December 31,
	2024	2023
Benefit obligation	$7.6	$6.7
Fair value of plan assets	—	—
Unfunded status recognized in Other liabilities	$(7.6)	$(6.7)
During the years ended December 31, 2024, 2023 and 2022, benefits of $0.4 million, $0.5 million, and $0.7 million were paid by OFSPL. As of December 31, 2024, future expected benefit payments to be made from the assets of the Gratuity Plan, which reflect expected future service, is $1.1 million, $1.1 million, $1.0 million, $0.9 million and $0.8 million for the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively. The expected benefit payments to be made for the subsequent five years ending December 31, 2030 through 2034 are $3.2 million.
Annual Incentive Plan
The Onity Group Inc. Annual Incentive Plan and the 2021 Equity Incentive Plan (the 2021 Equity Plan) are our primary incentive compensation plans for executives, management and other eligible employees. Previously issued equity awards remain outstanding under the 2017 Performance Incentive Plan (the 2017 Equity Plan) and the 2007 Equity Incentive Plan (the 2007 Equity Plan). Under the terms of these plans, participants can earn cash and equity-based awards as determined by the Compensation and Human Capital Committee of the Board of Directors (the Committee). The awards are based on objective and subjective performance criteria established by the Committee. The Committee may at its discretion adjust performance measurements to reflect significant unforeseen events. We recognized $29.0 million, $18.7 million and $13.1 million of compensation expense during 2024, 2023 and 2022, respectively, related to annual incentive compensation awarded in cash.
The 2007 Equity Plan, the 2017 Equity Plan and the 2021 Equity Plan authorize the grant of stock options, restricted stock, stock units or other equity-based awards, including cash-settled awards, to employees. Effective with the approval of the 2021 Equity Plan by Onity shareholders on May 25, 2021, no new awards have been, or will be, granted under the 2017 Equity Plan. The number of remaining shares available for award grants under the 2017 Equity Plan became available for award grants under the 2021 Equity Plan effective upon shareholder approval. At December 31, 2024, there were 542,752 shares of common stock remaining available for future issuance under these plans.
Equity Awards
Outstanding equity awards granted under the 2007 Equity Plan, the 2017 Equity Plan and 2021 Equity Plan had the following characteristics in common:

Type of Award	Percent of Total Equity Award	Vesting Period

2015 - 2024 Awards:
Options:
Service Condition - Time-based	1%	Ratably over four years (25% vesting on each of the first four anniversaries of the grant date.)
Service Condition - Time-based	3	Ratably over three years (one-third vesting on each of the first three anniversaries of the grant date).
Stock Units:
Service Condition - Time-based	38	Ratably over three years with one-third vesting on each of the first three anniversaries of the grant date.
Service Condition - Time-based	4	Ratably over four years with 25% vesting on each of the first four anniversaries of the grant date.
Service Condition - Time-based	1	Cliff-vest 100% after one year, six months from the grant date.

Type of Award	Percent of Total Equity Award	Vesting Period
Market Condition:
Time-based vesting schedule and Market performance-based vesting date	53
Cliff-vest 100% after three years. Vesting of units credited based on Total Shareholder Return (TSR) for any performance period is subject to continued service through the third anniversary of the grant. There is no interim or ratable vesting. The number of performance-based awards that will vest is determined by Onity’s TSR, either absolute or relative to a performance peer group, during each performance period.

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

	Years Ended December 31,
Stock Options	2024		2023		2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	39,157	$141.27	39,157	$141.27	114,658	$281.89
Forfeited / Expired (1)	(11,426)	278.79	—	—	(75,501)	354.83
Outstanding at end of year (2)(3)	27,731	$84.61	39,157	$141.27	39,157	$141.27

Exercisable at end of year (2)(3)(4)	27,731	$84.61	34,657	$94.46	34,657	$94.46

(1)Includes 11,426 and 74,834 options which expired unexercised in 2024 and 2022, respectively, because their exercise price was greater than the market price of Onity’s stock.
(2)Outstanding and exercisable stock options (all are service condition time-based), at December 31, 2024 have a net aggregate intrinsic value of zero .
(3)At December 31, 2024, the weighted average remaining contractual term of options outstanding and options exercisable was 2.5 years and 2.5 years, respectively.
(4)The total fair value of stock options that vested and became exercisable during 2024, 2023 and 2022, based on grant-date fair value, was $0.0 million for each of the years.
In 2019, Onity established an annual Long-Term Incentive (LTI) program in connection with changes made by the Committee to the compensation structure of Onity’s executives and management. The LTI program is designed to promote actions and decisions aligned with our strategic objectives and reward our executives and other program participants for long-term value creation for our shareholders in a manner that is consistent with our pay-for-performance philosophy. The program includes both a time-vesting component for retention purposes and a performance component to align with pay-for-performance objectives, using TSR as the performance metric. For annual awards granted during 2020 through 2024, market-based performance is measured based on TSR relative to performance peer groups. The LTI awards are granted under the 2021 Equity Incentive Plan and 2017 Equity Plan.
Of the annual awards granted under the LTI program in 2024, 2023 and 2022, 50% were performance-based with a market condition and the remaining were time-based. The time-based awards vest equally on the first, second and third anniversaries of the award grant date if the continued employment condition is met. The recurring annual performance-based awards cliff-vest 100% after three years subject to meeting the market-based performance conditions and continuing employment. Because the cash-settled awards must be settled in cash, they are classified as liabilities (Other liabilities) in the consolidated balance sheets and remeasured at fair value at each reporting date with adjustments recorded as Compensation expense in the consolidated statements of operations.

In addition to the annual awards granted under the LTI program in 2024, 9,147 (liability-classified) and 7,405 (equity-classified) time-based units with a service condition were granted under the 2021 Equity Plan to certain employees in connection with their employment. The equity-classified awards cliff-vest 100% after one and one-half years subject continuing employment. The liability-classified awards vest ratably over periods ranging from nine months to three years, subject to continuing employment.

Stock Units - Equity-Classified Awards	Years Ended December 31,
	2024		2023		2022
	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value	Number of Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of year	756,938	$32.67	603,889	$27.19	416,226	$25.97
Granted (1) (2)	315,165	30.57	421,074	31.40	373,614	28.43
Vested (3)(4)	(280,589)	33.08	(251,810)	17.17	(109,077)	23.11
Forfeited/Cancelled (5)	(95,189)	36.76	(16,215)	36.22	(76,874)	32.42
Unvested at end of year (6)(7)	696,325	$30.93	756,938	$32.67	603,889	$27.19
(1)Stock units granted in 2024, 2023 and 2022 include 153,080, 168,950 and 147,058 units, respectively, granted to Onity’s CEO. Stock units granted in 2024, 2023 and 2022 include 8,153, 57,515 and 13,091 units, respectively, added as a result of a performance factor. Stock units granted in 2022 includes 436 units reclassified from liability-classified awards.
(2)Includes 7,405 one-time service condition based awards granted in 2024 to certain employees in connection with their employment. Includes 89,664 one-time market performance based awards granted in 2023 to certain employees in connection with their employment. Also, includes 57,187 one-time equity-classified awards granted in 2022, of which 51,546 vest ratably over four years (25% vesting on each of the first four anniversaries of the grant date) and 5,641 awards vest ratably over four years (one-third vesting on each of the first three anniversaries of the grant date).
(3)The total intrinsic value of stock units vested, which is defined as the weighted market value of the stock on the date of vesting, was $7.4 million, $6.5 million and $2.2 million for 2024, 2023 and 2022, respectively.
(4)The total fair value of the stock units that vested during 2024, 2023 and 2022, based on grant-date fair value, was $9.3 million, $4.3 million and $2.5 million, respectively.
(5)Stock units forfeited/cancelled in 2024, 2023 and 2022 includes 95,189, 11,319 and 42,885 units, respectively, forfeited due to market-based performance.
(6)Excluding the 385,690 market-based stock awards that have not met their market-based performance criteria (and time-vesting requirements, where applicable), the net aggregate intrinsic value of stock awards outstanding at December 31, 2024 was $9.5 million. .
(7)At December 31, 2024, the weighted average remaining contractual term of share units outstanding was 1.8 years.

	Years Ended December 31,
Stock Units - Liability-Classified Awards	2024	2023	2022
Unvested units at beginning of year	466,421	620,559	758,626
Granted	213,588	198,624	246,018
Vested	(187,056)	(410,752)	(191,728)
Forfeited/Cancelled (1)	(72,045)	(61,093)	(204,158)
Other (2)	6,884	119,083	11,801
Unvested units at end of year	427,792	466,421	620,559
(1)Units forfeited/cancelled in 2024, 2023 and 2022 include 43,899, 6,005 and 105,552 units, respectively, forfeited due to market-based performance under the LTI program.
(2)Includes 8,228, 118,834 and 12,204, units added during 2024, 2023 and 2022, respectively, as a result of market-based performance.
The number of performance-based awards that will vest under the annual LTI program awards for 2024, 2023 and 2022 is determined by Onity’s TSR relative to a performance peer group (15-18 companies selected by the Committee, unique group for each grant year) during each performance period. Median (50th percentile) TSR performance will earn the target number of performance-based awards. The awards use four distinct weighted performance periods to measure overall market-based performance – for example for 2023, the period would be three annual periods ending April 3, 2024, 2025, 2026 and one three-year period ending April 3, 2026. Note that the awards do not vest at the end of each performance period. Vesting of units credited based on the TSR for any performance period is subject to continued service through the third anniversary of the grant date. There is no interim or ratable vesting.
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
The performance-based awards granted in July 2023 vested on the first anniversary of the grant date based on Onity’s TSR compared to the same performance peer group selected for the annual awards, as outlined above for the annual awards. For these awards, the number of units earned depended on the level of market-based performance achieved (Threshold = 50% or less; Target = 100%; Maximum = 150% or more, with results between levels interpolated). 50% of the target units were earned.
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
The following assumptions were used to value awards:

Monte Carlo	2024	2023	2022
Risk-free interest rate	4.40%	3.73% - 5.37%	1.31% - 4.66%
Expected stock price volatility (1)	50.6%	55.5% - 75.4%	93.8% - 94.7%
Expected dividend yield	—%	—%	—%
Expected life (in years)	(2)	(2)	(2)
Fair value	$33.57	$36.91 - $37.07	26.53 - $50.99
(1)We generally estimate volatility based on the historical volatility of Onity’s common stock over the most recent period that corresponds with the estimated expected life of the option. For awards valued using a Monte Carlo simulation, volatility is computed as a blend of historical volatility based on daily stock price returns and implied volatility based on traded options on Onity’s common stock.
(2)The stock units that contain both a service condition and a market-based condition are valued using the Monte Carlo simulation. The expected term is derived from the output of the simulation and represents the expected time to meet the market-based vesting condition. For equity awards with both service and market conditions, the requisite service period is the longer of the derived or explicit service period. In this case, the explicit service condition (vesting period) is the requisite service period, and the straight-line method is used for expense recognition.
The following table summarizes Onity's stock-based compensation expense included as a component of Compensation and benefits expense in the consolidated statements of operations:

	Years Ended December 31,
	2024	2023	2022
Compensation expense - Equity-classified awards
Stock option awards	$—	$—	$(0.1)
Stock awards	7.8	9.7	4.7
	$7.8	$9.7	$4.6

Compensation expense - Liability-classified awards	$3.9	$2.7	$2.2

Excess tax benefit related to share-based awards	$(0.2)	$1.9	$0.4
As of December 31, 2024, no unrecognized compensation costs remained related to non-vested stock options. Unrecognized compensation costs related to non-vested stock units as of December 31, 2024 amounted to $11.1 million, which will be recognized over a weighted-average remaining life of 1.8 years. Unrecognized compensation costs related to unvested liability awards as of December 31, 2024 amounted to $7.7 million, which will be recognized over a weighted-average remaining life of 1.0 years.
Note 24 — Business Segment Reporting
Our business segments reflect the internal reporting that our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (CODM), uses to evaluate our operating and financial performance and to assess the allocation of our resources. The CODM uses pre-tax income calculated both on a GAAP basis and on a managed or adjusted basis, as internally defined, to assess the segment performance and allocate resources. The segment information presented below is prepared under GAAP, consistent with the amounts included in our consolidated financial statements. A brief description of our current reportable business segments is as follows:

Servicing. This segment is primarily comprised of our mortgage servicing and subservicing business and accounts for 89% of our total revenues in 2024. We earn servicing and subservicing fees, including ancillary income, and incur cost to service the loans which varies depending on delinquency status. We are exposed to MSR valuation adjustments and advancing obligations when we own the MSR. Our servicing portfolio includes both forward and reverse conventional, government-insured and non-Agency mortgage loans, including the reverse mortgage loans classified as loans held for investment on our balance sheet. The CODM uses pre-tax income to assess the segment performance and allocate resources, including employees, and financial and capital resources, predominantly in the annual budget and forecasting process. On a monthly basis, the CODM considers budget-to-actual variances, actual variances and trends. The CODM also uses segment pre-tax income for evaluating MSR investments and subservicing pricing and comparing the results and return on assets and the compensation of certain employees.
Originations. The Originations segment purchases and originates conventional and government-insured residential forward and reverse mortgage loans through multiple channels. The loans are typically sold (securitized through the GSEs and Ginnie Mae programs) shortly after origination on a servicing retained basis. We originate forward mortgage loans directly with customers (consumer direct channel) as well as through correspondent lending arrangements. We originate reverse mortgage loans in all three channels through our correspondent lending arrangements, broker relationships (wholesale) and retail channels. In addition to our originated MSRs, we acquire MSRs through multiple channels, including flow purchase agreements, the Agency Cash Window programs and bulk MSR purchases. The CODM uses pre-tax income to assess the segment performance and allocate resources, including employees, and financial and capital resources, predominantly in the annual budget and forecasting process. On a monthly basis, the CODM considers budget-to-actual variances, actual variances and trends. The CODM also uses segment pre-tax income for evaluating loan and MSR originations and acquisitions, monitoring margin and pricing, and comparing the results and return on assets and the compensation of certain employees.
Corporate. Corporate includes revenues and expenses of corporate support services, inactive entities, and our other business activities that are currently individually insignificant, revenues and expenses that are not directly related to other reportable segments, interest income on short-term investments of cash, gain or loss on extinguishment of debt, interest expense on unallocated corporate debt and foreign currency exchange gains or losses. To align with our internal reporting, we renamed the Corporate Items and Other segment as “Corporate” effective in the fourth quarter 2024, without any other changes to our operating and reporting segments.
Revenues and expenses directly associated with each respective business segments are included in determining its results of operations. We allocate certain expenses incurred by corporate support services to each business segment using various methodologies intended to approximate the utilization of such services, primarily based on time studies, personnel volumes and service consumption levels. Support service costs not allocated to the Servicing and Originations segments are retained in the Corporate segment along with certain other costs including certain litigation and settlement related expenses or recoveries, and other costs related to operating as a public company. Interest expense on direct asset-backed financings is recorded in the respective Servicing and Originations segments. We allocate interest expense on corporate debt from Corporate to the business segments based on relative financing requirements, with the exception of the Onity Senior Secured Notes through their redemption in November 2024. With intercompany financing agreements, the financing cost of the Servicing and Originations segments reflects, and is consistent with the financing needs of the licensed entity PHH that carries out these businesses.

Financial information for our segments prepared under GAAP is as follows:

Results of Operations	Servicing	Originations	Corporate	Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2024
Servicing and subservicing fees	$830.5	$2.0	$—	$—	$832.5
Gain on reverse loans held for investment and HMBS-related borrowings, net	16.5	25.9	—	—	42.5
Gain on loans held for sale, net	1.4	57.7	—	—	59.0
Other revenue, net	18.2	23.7	—	—	42.0
Revenue	866.7	109.3	—	—	976.0

MSR valuation adjustments, net	(109.7)	13.6	—	—	(96.2)

Operating expenses
Compensation and benefits	100.6	46.4	85.4	—	232.5
Servicing and origination	42.8	7.8	1.6	—	52.3
Technology and communications	24.7	7.3	21.0	—	52.9
Professional services	28.0	2.2	22.5	—	52.6
Occupancy, equipment and mailing	27.3	2.4	1.7	—	31.4
Corporate overhead allocations	45.8	16.8	(62.6)	—	—
Other expenses	3.7	5.4	5.6	—	14.7
Operating expenses	273.0	88.3	75.2	—	436.5

Other income (expense)
Interest income	32.9	54.4	6.0	—	93.3
Interest expense	(184.4)	(58.1)	(46.3)	—	(288.9)
Pledged MSR liability expense	(175.6)	—	0.1	—	(175.4)
Loss on extinguishment of debt	(0.1)	—	(49.3)	—	(49.4)
Equity in earnings of unconsolidated entity	22.9	—	—	—	22.9
Other, net	(6.8)	(0.4)	0.7	—	(6.6)
Other expense, net	(311.2)	(4.2)	(88.7)	—	(404.1)

Income (loss) before income taxes	$172.8	$30.4	$(163.9)	$—	$39.3

Results of Operations	Servicing	Originations	Corporate	Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2023
Servicing and subservicing fees	$945.2	$2.1	$—	$—	$947.3
Gain on reverse loans held for investment and HMBS-related borrowings, net	23.5	23.2	—	—	46.7
Gain on loans held for sale, net	10.3	30.3	—	—	40.6
Other revenue, net	15.5	16.4	—	—	32.0
Revenue	994.6	72.1	—	—	1,066.7

MSR valuation adjustments, net	(243.9)	11.7	—	—	(232.2)

Operating expenses
Compensation and benefits	107.2	43.0	79.0	—	229.2
Servicing and origination	53.5	2.7	1.1	—	57.3
Technology and communications	24.6	7.0	20.9	—	52.5
Professional services (2)	35.1	1.9	(14.7)	—	22.3
Occupancy, equipment and mailing	28.1	2.2	1.6	—	31.8
Corporate overhead allocations	45.5	18.7	(64.2)	—	—
Other expenses	7.8	5.3	5.9	—	19.0
Operating expenses	301.7	80.8	29.6	—	412.1

Other income (expense):
Interest income	21.7	51.8	4.5	—	78.0
Interest expense	(173.3)	(56.6)	(43.7)	—	(273.6)
Pledged MSR liability expense	(296.4)	—	0.1	—	(296.3)
Gain on extinguishment of debt			1.3		1.3
Equity in earnings of unconsolidated entity	7.3				7.3
Other, net	1.7	(0.2)	1.3	—	2.8
Other expense, net	(439.0)	(5.0)	(36.4)	—	(480.5)

Income (loss) before income taxes	$9.9	$(2.0)	$(66.1)	$—	$(58.1)

Results of Operations	Servicing	Originations	Corporate	Eliminations (1)	Business Segments Consolidated
Year Ended December 31, 2022
Servicing and subservicing fees	$860.5	$2.1	$—	$—	$862.6
Gain (loss) on reverse loans held for investment and HMBS-related borrowings, net	(25.1)	61.2	—	—	36.1
Gain (loss) on loans held for sale, net	(15.1)	52.9	—	(15.7)	22.0
Other revenue, net	8.3	24.9	—	—	33.2
Revenue	828.5	141.1	—	(15.7)	953.9

MSR valuation adjustments, net	(36.0)	9.9	—	15.7	(10.4)

Operating expenses
Compensation and benefits	126.2	85.1	78.1	—	289.4
Servicing and origination	53.1	11.1	0.7	—	64.9
Technology and communications	24.7	9.2	23.9	—	57.9
Professional services (2)	26.6	4.8	17.9	—	49.3
Occupancy, equipment and mailing	31.2	4.5	6.0	—	41.8
Corporate overhead allocations	46.2	21.6	(67.8)	—	—
Other expenses	7.6	12.2	9.5	—	29.1
Operating expenses	315.6	148.5	68.3	—	532.4

Other income (expense):
Interest income	12.9	31.2	1.5	—	45.6
Interest expense	(114.8)	(29.0)	(42.2)	—	(186.0)
Pledged MSR liability expense	(255.0)	—	—	—	(255.0)
Loss on extinguishment of debt	—	—	0.9	—	0.9
Equity in earnings of unconsolidated entity	18.5	—	—	—	18.5
Other, net	(10.8)	(1.8)	2.4	—	(10.2)
Other income (expense), net	(349.2)	0.4	(37.4)	—	(386.2)

Income (loss) before income taxes	$127.7	$2.9	$(105.7)	$—	$24.9
(1)Eliminations for 2022 includes inter-segment derivatives eliminations of $15.7 million reported as Gain on loans held for sale, net with a corresponding offset in MSR valuation adjustments, net in Servicing. No such derivatives eliminations were recognized during 2024 and 2023.
(2)Professional services expense for 2023 includes the reversal of accruals following the resolution of litigation matters within Corporate. Included in Professional services expense for 2022 are reimbursements received from mortgage loan investors related to prior years legal expenses and payments received following resolution of legacy litigation matters of $27.6 million ($19.8 million Servicing and $7.8 million Corporate).

Total Assets	Servicing	Originations	Corporate	Business Segments Consolidated
December 31, 2024	$15,242.5	$945.0	$247.9	$16,435.4
December 31, 2023	11,687.6	551.9	274.3	12,513.7
December 31, 2022	11,537.7	570.5	291.1	12,399.2
Note 25 — Regulatory Requirements
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
We are also subject to seller/servicer obligations under agreements with the GSEs, HUD, FHA, VA and Ginnie Mae, including capital requirements related to tangible net worth, as defined by the applicable agency, liquidity requirements, an obligation to provide audited financial statements within 90 days of the applicable entity’s fiscal year end as well as extensive requirements regarding servicing, selling and other matters. PHH’s minimum financial eligibility requirements for GSE seller/servicers and Ginnie Mae issuers include the following:

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

(*) includes a 0.05% and 0.02% supplemental liquidity requirements for Ginnie Mae and GSEs, respectively due to PHH status as a large non-depository seller/servicer

•0.10% of the outstanding Ginnie Mae single-family servicing UPB plus
•0.07% of the outstanding GSE single-family servicing UPB, if PHH remits the principal or interest, or both, as scheduled, regardless of whether principal or interest has been collected from the borrower, plus
•0.035% of the outstanding GSE single-family servicing UPB, if PHH remits the principal and interest only as actually collected from the borrower and the outstanding non-Agency single-family servicing UPB, and
•20% of minimum net worth required for HMBS issuer (defined above)

We believe our licensed entities were in compliance with all of their minimum net worth and liquidity requirements at December 31, 2024. Our non-Agency servicing agreements also contain requirements regarding servicing practices and other matters, and a failure to comply with these requirements could have a material adverse impact on our business.

The most restrictive of the various net worth and liquidity requirements for licensing and seller/servicer obligations referenced above are mostly based on the UPB of assets serviced by PHH. Under the applicable formula, the required minimum net worth was $491.8 million at December 31, 2024. PHH’s adjusted net worth was $638.7 million at December 31, 2024. The most restrictive of the various liquidity requirements for licensing and seller/servicer obligations referenced above pertains to PHH and the required minimum liquidity was $128.4 million at December 31, 2024. PHH’s eligible liquidity, as defined, for licensing and seller/servicer obligations was $214.5 million at December 31, 2024.
Ginnie Mae announced a new risk-based capital ratio (RBCR) effective on December 31, 2024 for Ginnie Mae issuers. Ginnie Mae issued a waiver extending the deadline by which PHH must meet the RBCR requirements to October 1, 2025. PHH will be required to maintain a minimum of 6% ratio of Adjusted Net Worth less Excess MSRs, as defined, to risk weighted assets. Excess MSR is deducted from Adjusted Net Worth when the MSR portfolio exceeds 100% of the Adjusted Net Worth. Government and GSE conforming loans held-for-sale are risk weighted at 20%, other assets at 100% and MSRs at 250%. MSR values may be reduced by 10% to 50% depending on historical Hedge Efficacy ratio of fair value changes of MSR hedging derivatives and MSR fair value changes due to market and model changes (e.g., 50% MSR value reduction for 80-120% Hedge Efficacy). We are currently implementing certain actions intended to achieve compliance with the requirements. We intend to continue to operate our Ginnie Mae issuer activities through PHH which would be subject to the risk-based capital rules, and separately conduct certain GSE MSR investment activities through PHH Asset Services LLC (PAS), a wholly owned subsidiary of PHH Corporation and Onity. We have received all necessary licensing and regulatory approvals to operate PAS except for one state with whom discussions are ongoing.
New York Department of Financial Services (NY DFS). The NY DFS currently limits our ability to acquire MSRs with respect to New York loans, so that Onity may not increase its aggregate portfolio of New York loans serviced or subserviced by Onity by more than 2% per year. This restriction will remain in place until the NY DFS determines that Onity has developed a satisfactory infrastructure to board sizable portfolios of MSRs. We believe we have complied with all terms required by the NY DFS.
Note 26 — Commitments
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
As subservicer, we are required to make T&I and Corporate advances and in some cases P&I advances on behalf of servicers in accordance with the servicing agreements or guides. Servicers are generally required to reimburse us within 30 days of our advancing under the terms of the subservicing agreements. We are generally reimbursed by Rithm the same day we fund P&I advances, or within no more than three days for servicing advances and certain P&I advances under the Onity agreements.
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
Unfunded Lending Commitments
We have originated floating-rate reverse mortgage loans under which the borrowers have additional borrowing capacity of $3.1 billion and $1.8 billion at December 31, 2024 and 2023, respectively. This additional borrowing capacity is available on a scheduled or unscheduled payment basis. In 2024, we funded $255.2 million out of the $1.8 billion borrowing capacity as of December 31, 2023. In 2023, we funded $258.4 million out of the $1.8 billion borrowing capacity as of December 31, 2022. We also had short-term commitments to lend $1.3 billion and $25.6 million in connection with our forward and reverse mortgage loan IRLCs, respectively, outstanding at December 31, 2024. We finance originated and purchased forward and reverse mortgage loans with repurchase and participation agreements, also referred to as warehouse lines, prior to their respective securitization.
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
The table below provides the breakdown of the portfolio UPB with respect to the percentage of the MCA at December 31, 2024.

Securitized HECM loans at less than 92% MCA	$8,691.0
Securitized HECM loans at equal to or greater than 92% and less than 95% MCA	689.3
Securitized HECM loans at equal to or greater than 95% MCA and less than 98% MCA	720.7
Total Securitized HECM loans UPB	$10,100.9
For 2024, 2023 and 2022, we repurchased HECM loans from Ginnie Mae securitizations in the amount of $213.1 million, $274.6 million and $235.7 million, respectively. Activity with regard to HMBS repurchases for 2024 is as follows:

	Active	Inactive	Total
Beginning balance	$55.4	$130.6	$186.0
Additions	125.3	87.8	213.1
Recoveries, net (1)	(112.9)	(51.7)	(164.6)
Transfers	0.5	(0.5)	—
Changes in value	0.2	(6.7)	(6.5)
Ending balance	$68.5	$159.5	$228.0
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

Lease Commitments
We lease certain of our premises and equipment under non-cancelable operating leases with terms expiring through 2029 exclusive of renewal option periods. At December 31, 2024, the weighted average remaining term of our leases was 3.3 years. A maturity analysis of our lease liability as of December 31, 2024 is summarized as follows:

2025	$3.5
2026	2.9
2027	2.5
2028	1.1
2029	0.3
Thereafter	—
Total lease payments	10.3
Less: Adjustment to present value (1)	(1.3)
Lease liability	$9.0

(1)At December 31, 2024, the weighted average discount rate used to estimate the present value was 9.7% based on our incremental borrowing rate.
Operating lease cost for 2024, 2023 and 2022 was $4.7 million, $5.3 million and $8.3 million, respectively. The operating lease cost for 2024, 2023 and 2022 includes $1.2 million, $0.7 million and $1.0 million, respectively, of variable lease expense.
Client Concentration
Our Servicing segment has exposure to concentration risk and client retention risk. For 2024, servicing and subservicing fees from Rithm amounted to $96.5 million, or 16% of total servicing and subservicing fees (excluding ancillary income), and the related Rithm Pledged MSR liability expense amounted to $36.1 million. As of December 31, 2024, Rithm represented $41.2 billion, or 14% of the UPB and 24% of the loan count of our total servicing and subservicing portfolio, and approximately 63% of all delinquent loans that Onity services. Our subservicing agreements with Rithm provide for automatic one-year renewals, unless Onity or Rithm provide advance notice of termination.
If Rithm exercises its right to terminate the subservicing agreements for convenience by November 1, 2025 or for cause at any time, we might need to right-size certain aspects of our servicing business as well as the related corporate support functions, and we may need to adjust our daily liquidity management due to the reduction of servicing float balances associated with the Rithm agreements. Also refer to Note 8 — Other Financing Liabilities, at Fair Value and Note 15 — Other Liabilities.
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
Where we determine that a loss contingency is probable in connection with a pending or threatened legal proceeding and the amount of our loss can be reasonably estimated, we record an accrual for the loss. We have accrued for losses relating to threatened and pending litigation that we believe are probable and reasonably estimable based on current information regarding these matters. Where we determine that a loss is not probable but is reasonably possible or where a loss in excess of the amount accrued is reasonably possible, we disclose an estimate of the amount of the loss or range of possible losses for the claim if a reasonable estimate can be made, unless the amount of such reasonably possible loss is not material to our financial position, results of operations or cash flows. It is possible that we will incur losses relating to threatened and pending litigation that materially exceed the amount accrued. Our accrual for probable and estimable legal and regulatory matters, including accrued legal fees, was $16.0 million at December 31, 2024. We cannot currently estimate the amount, if any, of reasonably possible losses above amounts that have been recorded at December 31, 2024.
As previously disclosed, we are subject to individual lawsuits relating to our FDCPA compliance and putative state law class actions based on the FDCPA and similar state statutes. We are currently defending a class action lawsuit challenging, under state and federal law, our practice of charging borrowers a fee to use certain optional payment methods, in Jones v. PHH Mortg. Corp., et al. (D. NJ), which we moved to dismiss. On July 23, 2024, the court granted the motion in part, dismissing the majority of the claims. Onity filed an answer to the surviving claims on August 14, 2024. On October 25, 2024, Knapp v. PHH Mortg. Corp., et al. (D. Or.) was filed in state court in Oregon. We removed the matter to federal court in Oregon on November 27, 2024, and filed our motion to dismiss the complaint on December 11, 2024. In addition, between November 2022 and June 2023, we settled the previously disclosed cases of Morris v. PHH Mortg. Corp., et al. (S.D. FL), Torliatt v. PHH Mortg. Corp., et al. (N.D. CA), Thacker v. PHH Mortg. Corp., et al. (N.D. WV), Forest v. PHH Mortg. Corp., et al. (D. RI), and Williams v. PHH Mortg. Corp., et al. (S.D. TX).
In addition, we continue to be involved in legacy matters arising prior to Onity’s October 2018 acquisition of PHH Corporation, including a putative class action filed in 2008 in the United States District Court for the Eastern District of California against PHH and related entities alleging that PHH Corporation’s legacy mortgage reinsurance arrangements between its captive reinsurer, Atrium Insurance Corporation, and certain mortgage insurance providers violated RESPA. See Munoz v. PHH Mortgage Corp. et al. (Eastern District of California). In June 2015, the court certified a class of borrowers who obtained loans with private mortgage insurance through PHH’s captive reinsurance arrangement between June 2007 and December 2009. PHH asserted numerous legal defenses against the claims. Following pre-trial developments in August 2020, the only issues remaining for trial were whether the plaintiffs had standing to bring their claims and whether the reinsurance services provided by PHH Corporation’s captive reinsurance subsidiary, Atrium, were actually provided in order for the safe harbor provision of RESPA to apply. In January 2022, the Court denied a motion by the plaintiffs to enter new evidence and a motion by PHH to decertify the class, which motion PHH may renew if the case ultimately goes to trial. Following the entry of this order, at the request of the parties, the Court dismissed all of the plaintiffs’ claims for lack of standing and entered judgment in favor of PHH. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit, and in February 2023 that court reversed and remanded for further proceedings. Onity will continue to vigorously defend itself. Our current accrual with respect to this matter is included in the $16.0 million legal and regulatory accrual referenced above. At this time, Onity is unable to predict the outcome of this lawsuit. If our efforts to defend this lawsuit are not successful, our business, reputation, financial condition, liquidity and results of operations could be materially and adversely affected.
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
We have settled a dispute with a former subservicing client, HSBC Bank USA, N.A. (HSBC). See HSBC Bank USA, N.A. v. PHH Mortgage Corp. (Supreme Court of the State of New York). HSBC’s claims related to alleged breaches of agreements entered into under a prior subservicing arrangement and origination assistance agreement. In its complaint, HSBC also asserted a claim for fraud, which was dismissed by the Court. PHH answered the complaint and asserted counterclaims against HSBC for breach of contract. PHH filed a motion for summary judgment on December 19, 2022. In June 2024, PHH and HSBC agreed to settle HSBC’s claims for $3.0 million, which amount was previously accrued. The case has now been dismissed with prejudice.
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
Onity has, however, been impleaded as a third-party defendant into five consolidated loan repurchase cases first filed against Nomura Credit & Capital, Inc. in 2012 and 2013. Onity is vigorously defending itself in those cases against allegations by the mortgage loan seller-defendant that Onity failed to inform its contractual counterparties that it had discovered defective loans in the course of servicing them and had otherwise failed to service the loans in accordance with accepted standards. In September 2023, the Court granted in part Onity’s motion for summary judgment, dismissing Nomura’s “failure to notify” claim in its entirety; the Court, however, denied Onity’s motion with respect to Nomura’s second claim alleging failure to service loans in accordance with accepted standards. Subsequent appeals by both parties were denied. A bench trial is anticipated to occur in the third quarter of 2025. The scope of any resulting trial is uncertain, and thus Onity is unable at this time to predict the ultimate outcome of these matters, the possible loss or range of loss, if any, associated with the resolution of these matters or any potential impact they may have on us or our operations. If, however, we were required to compensate claimants for losses related to the alleged loan servicing breaches, then our business, reputation, financial condition, liquidity and results of operations could be adversely affected.
In addition, several RMBS trustees have received notices of events of default alleging material failures by servicers to comply with applicable servicing agreements. Although Onity has not been sued by an RMBS trustee in response to an event of default notice, there is a risk that Onity could be replaced as servicer as a result of said notices, that the trustees could take legal action on behalf of the trust certificate holders, or, under certain circumstances, that the RMBS investors who issue notices of event of default could seek to press their allegations against Onity, independent of the trustees. We are unable at this time to predict what, if any, actions any trustee will take in response to an event of default notice, nor can we predict at this time the potential loss or range of loss, if any, associated with the resolution of any event of default notice or the potential impact on our operations. If Onity were to be terminated as servicer, or other related legal actions were pursued against Onity, it could have an adverse effect on Onity’s business, reputation, financial condition, liquidity and results of operations.

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
We regularly receive information requests and other inquiries, both formal and informal in nature, from our state financial regulators as part of their general regulatory oversight of our licensed servicing and lending businesses, as well as from state attorneys general, the CFPB and other federal agencies, including the Department of Justice, HUD, and various inspectors general. For example, we have received requests regarding the charging of certain fees to borrowers (including our practice of charging borrowers a fee to use certain optional payment methods, or “convenience fees”); the post-boarding process to verify loan and payment terms are properly implemented, calculated, and applied; bankruptcy practices; COVID-19-related forbearance and post-forbearance options; and Homeowner Assistance Fund participation and implementation. Many of our regulatory engagements arise from a complaint that the entity is investigating, although some are formal investigations or proceedings. The GSEs (and their conservator, FHFA), HUD, FHA, VA, Ginnie Mae, the United States Treasury Department, and others also subject us to periodic reviews and audits, and engage with us on various matters. For example, we are currently engaged with several regulators related to borrower convenience fees and we recently resolved one such matter with HUD, which requires us to credit/refund consumers for convenience fees charged on FHA-insured loans since May 1, 2020. We have in the past resolved, and may in the future resolve, these or other matters via consent orders, payments of monetary amounts and other agreements in order to settle issues identified in connection with examinations or other oversight activities, and such resolutions could have material and adverse effects on our business, reputation, operations, results of operations and financial condition. Our current accrual with respect to these matters is included in the $16.0 million legal and regulatory accrual referenced above.
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
At December 31, 2024 and 2023, we had outstanding representation and warranty repurchase demands of $18.1 million UPB (66 loans) and $20.7 million UPB (71 loans), respectively. We review each demand and monitor through resolution, primarily through rescission, loan repurchase or make-whole payment.

The following table presents the changes in our liability for representation and warranty obligations and similar indemnification obligations:

	Years Ended December 31,
	2024	2023	2022
Beginning balance (1)	$32.9	$41.5	$49.4
Provision for (reversal of) representation and warranty obligations	(1.8)	0.3	0.3
Provision for representation and warranty obligations - New production liability	2.6	1.7	3.0
Charge-offs and other (2)	(6.3)	(10.6)	(11.2)
Ending balance (1)	$27.4	$32.9	$41.5
(1)The liability for representation and warranty obligations is reported in Other liabilities (a component of Liability for indemnification obligations) on our consolidated balance sheets.
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
Note 28 — Subsequent Events
On February 13, 2025, under the terms of the warrant agreement discussed in Note 17 — Stockholders’ Equity, Oaktree exercised its right to purchase 261,248 shares of our common stock in a net share settlement, at the exercise price of $24.31 per share, entitling Oaktree to an estimated 92,788 shares of common stock based on the trailing average stock price, as defined. Pursuant to the warrant agreement, Onity elected to settle in cash the exercise of the warrants. The estimated cash payment of $3.2 million to Oaktree will result in an equal reduction of Stockholders’ Equity. The warrant exercise will not result in any change to the number of issued and outstanding shares of common stock.